Form 10-Q
period 1994-12-31
LATTICE SEMICONDUCTOR CORP
filed 1995-02-14
CIK 855658

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------

Commission file number 0 - 18032
                       ---------

                        LATTICE SEMICONDUCTOR CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

State of Delaware                                                     93-0835214
- --------------------------------------------------------------------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

5555 N.E. Moore Court, Hillsboro, Oregon                              97124-6421
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (503) 681-0118
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                        ________________________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

At December 31, 1994, there were 18,686,680 shares of the Registrant's common stock, $.01 par value, outstanding.

                        LATTICE SEMICONDUCTOR CORPORATION

                                      INDEX

                         PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Statement of Operations -
          Three and Nine Months Ended December 31, 1994
          and January 1, 1994                                          3

          Consolidated Balance Sheet - December 31, 1994
          and April 2, 1994                                            4

          Consolidated Statement of Cash Flows -
          Nine Months Ended December 31, 1994 and
          January 1, 1994                                              5

          Notes to Consolidated Financial Statements                   6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                8


                          PART II.    OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                            13

          Signatures                                                  14

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                Three Months Ended             Nine Months Ended
                                             -------------------------     -------------------------
                                              Dec. 31,        Jan. 1,       Dec. 31,        Jan. 1,
                                                1994            1994          1994            1994
                                             ----------      ---------     ----------      ---------
Revenue                                        $36,288         $28,573       $103,765        $96,054

Costs and expenses:
  Cost of products sold                         14,810          12,070         42,226         40,820
  Research and development                       5,790           4,797         16,674         15,650
  Selling, general and administrative            6,283           5,113         18,121         16,959
                                               -------         -------       --------        -------
    Total costs and expenses                    26,883          21,980         77,021         73,429
                                               -------         -------       --------        -------
Income from operations                           9,405           6,593         26,744         22,625

Other income, net                                  895             668          2,297          1,939
                                               -------         -------       --------        -------
Income before provision for income taxes        10,300           7,261         29,041         24,564

Provision for income taxes                       3,450           2,178          9,773          7,714
                                               -------         -------       --------        -------
Net income                                     $ 6,850         $ 5,083       $ 19,268        $16,850
                                               -------         -------       --------        -------
                                               -------         -------       --------        -------
Net income per share                           $  0.36         $  0.27       $   1.01        $  0.89
                                               -------         -------       --------        -------
                                               -------         -------       --------        -------
Weighted average common and common
  equivalent shares outstanding                 19,134          18,918         19,091         18,950
                                               -------         -------       --------        -------
                                               -------         -------       --------        -------

See accompanying Notes to Consolidated Financial Statements.

                        LATTICE SEMICONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                       Assets                           DECEMBER 31,    APRIL 2,
                                                            1994          1994
                                                        -----------     --------
                                                          (unaudited)
Current assets:
  Cash and cash equivalents                               $  7,677      $ 18,363
  Short-term investments                                    81,719        75,239
  Accounts receivable                                       14,053        11,661
  Inventories                                               14,489        13,847
  Prepaid expenses and other current assets                  7,102         1,401
  Deferred income taxes                                      5,446         5,521
                                                          --------      --------
    Total current assets                                   130,486       126,032

Wafer supply advance                                        27,644            --
Property and equipment, net                                 19,389        19,823
Other assets                                                   474           238
                                                          --------      --------
                                                          $177,993      $146,093
                                                          --------      --------
                                                          --------      --------
           Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                   $ 18,339      $  9,848
  Deferred income on sales to distributors                   8,878         7,086
  Income taxes payable                                       3,608         4,091
                                                          --------      --------
    Total current liabilities                               30,825        21,025

Commitments and contingencies                                   --            --

Stockholders' equity:
  Preferred stock, $.01 par value,
    10,000,000 shares authorized; none
    issued or outstanding                                       --            --
  Common stock, $.01 par value,
    100,000,000 shares authorized; 18,686,680 and
    18,411,035 shares issued and outstanding                   187           184
  Paid-in capital                                           79,873        77,044
  Retained earnings                                         67,108        47,840
                                                          --------      --------
    Total stockholders' equity                             147,168       125,068
                                                          --------      --------
                                                          $177,993      $146,093
                                                          --------      --------
                                                          --------      --------

See accompanying Notes to Consolidated Financial Statements.

                        LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In thousands)
                                   (unaudited)

                                                           Nine Months Ended
                                                        -----------------------
                                                         Dec. 31,      Jan. 1,
                                                           1994          1994
                                                        ----------    ---------
Cash flows from operating activities:
  Net income                                              $19,268       $16,850
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                           4,464         4,280
    Changes in assets and liabilities:
      Accounts receivable                                  (2,392)        1,946
      Inventories                                            (642)       (2,998)
      Prepaid expenses and other assets                    (5,937)         (534)
      Deferred income taxes                                    75        (1,475)
      Accounts payable and other accrued expenses           8,491        (8,709)
      Income taxes payable                                   (483)          273
      Deferred income                                       1,792           894
                                                          -------       -------
    Total adjustments                                       5,368        (6,323)
                                                          -------       -------
  Net cash provided by operating activities                24,636        10,527
                                                          -------       -------
Cash flows from investing activities:
  Wafer supply advance                                    (27,644)           --
  Purchase of short-term investments                       (6,480)      (12,894)
  Capital expenditures                                     (4,030)       (6,231)
                                                          -------       -------
  Net cash used by investing activities                   (38,154)      (19,125)

Cash flows from financing activities:
  Net proceeds from issuance of stock                       2,832         2,851
  Payments of capital lease obligations                        --          (126)
                                                          -------       -------
  Net cash provided by financing activities                 2,832         2,725
                                                          -------       -------

Net decrease in cash and cash equivalents                 (10,686)       (5,873)

Beginning cash and cash equivalents                        18,363        10,755
                                                          -------       -------
Ending cash and cash equivalents                          $ 7,677       $ 4,882
                                                          -------       -------
                                                          -------       -------

See accompanying Notes to Consolidated Financial Statements.

                        LATTICE SEMICONDUCTOR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  Basis of Presentation

     The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 2, 1994.

     The Company reports on a 52 or 53 week fiscal year, ending on the Saturday closest to March 31. The accompanying financial statements include the accounts of Lattice Semiconductor Corporation and its wholly-owned subsidiaries, Lattice Semiconducteurs SARL, Lattice GmbH, Lattice Semiconductor KK, Lattice Semiconductor (Shanghai) Co. Ltd, Lattice UK Limited, Lattice Semiconductor Asia Limited, and Lattice Semiconductor International Limited. The operations of the subsidiaries have not been significant in relation to the consolidated financial statements to date, and all intercompany accounts and transactions have been eliminated. The results of the interim period are not necessarily indicative of the results for the entire year.

(2)  Revenue Recognition

     Revenue from sales to OEM (original equipment manufacturer) customers is generally recognized upon shipment. Certain of the Company's sales are made to distributors under agreements providing price protection and right of return on unsold merchandise. Revenue and related costs on such sales are deferred until the product is sold by the distributor and the transaction is then reflected in income.

(3)  Net Income Per Share

     Net income per share is computed based on the weighted average number of shares of common stock and common stock equivalents assumed to be outstanding during the periods (using the treasury stock method). Common stock equivalents consist of stock options and warrants to purchase common stock.

(4)  Inventories (in thousands):

                                 December 31,      April 2,
                                    1994             1994
                                 ------------     ----------
     Work in progress                 $10,139        $ 9,984
     Finished goods                     4,350          3,863
                                      -------        -------
                                      $14,489        $13,847
                                      -------        -------
                                      -------        -------

(5)  Foreign Exchange

     Substantially all of the Company's silicon wafer purchases are denominated in Japanese yen. The Company maintains yen-denominated bank accounts to limit its exposure to fluctuations in the yen/dollar exchange rate. These bank deposits are accounted for as identifiable hedges against specific and firm wafer purchases.

(6)  Changes in Stockholders' Equity (in thousands):

                                       Common   Paid-in  Retained
                                       Stock    Capital  Earnings    Total
                                       ------   -------  --------  --------

     Balances, April 2, 1994           $  184   $77,044  $ 47,840  $125,068

     Stock option exercises                 3     2,829        --     2,832
     Net income for the nine-month
       period                              --        --    19,268    19,268
                                       ------   -------  --------  --------
     Balances, December 31, 1994       $  187   $79,873  $ 67,108  $147,168
                                       ------   -------  --------  --------
                                       ------   -------  --------  --------

(7)  Commitments and Contingencies

     Patent and other proprietary rights infringement claims are common in the semiconductor industry and the Company is exposed to both asserted and unasserted claims. The Company has received a letter from a semiconductor manufacturer stating that it believes certain patents held by it cover products sold by the Company. While this manufacturer has offered to license certain of such patents to the Company, there can be no assurance that, on this or any other claim which may be made against the Company, the Company could obtain a license on terms or under conditions that would not have a material adverse effect on the Company. Management believes that the disposition of this claim will not have a material adverse effect on the Company's financial position or results of operations.

     In July 1994, the Company signed an agreement with its principal wafer supplier which calls for the Company to advance $44 million to the supplier to be used in conjunction with the construction of additional wafer fabrication capacity and technology development. $23 million and $10.5 million of this amount was paid during the quarters ended October 1, 1994 and December 31, 1994, respectively; the remaining $10.5 million installment will be paid during the fourth fiscal quarter. The $44 million advance will be repaid in the form of semiconductor wafers over a multi-year period beginning this fiscal year. The balance sheet caption "Prepaid expenses and other current assets" includes management's estimate of such wafers to be received under the agreement during the twelve months subsequent to December 31, 1994.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

REVENUE

Revenue was $36.3 million in the third quarter of fiscal 1995, an increase of 27
percent over the third quarter of fiscal 1994.   Revenue for the nine months
ended December 31, 1994 was $103.8 million, an increase of eight percent over the prior year's comparable nine-month revenue. Substantially all of the Company's revenue is derived from sales of programmable logic devices (PLDs). These devices have been the source of most of the Company's revenue to date.
The Company entered the high density segment of the PLD market in fiscal 1993 with its pLSI-Registered Trademark- and ispLSI-Registered Trademark- product families. The increase in revenue for the fiscal 1995 periods over the 1994 periods resulted primarily from the increased sales of new products, especially high density products.

Revenue from export sales increased as a percentage of total revenue in the third fiscal 1995 quarter compared to the third fiscal 1994 quarter, from 45 percent to 46 percent, and increased from 41 percent to 45 percent between the two nine-month periods. The Company expects export sales to continue to represent a significant portion of revenue. The Company's export sales are subject to risks common to all export activities, including but not limited to governmental regulation and possible imposition of tariffs and other trade barriers.

Overall average selling prices for the Company's products remained relatively constant between the fiscal 1994 nine-month period and the comparable fiscal 1995 nine-month period. Average selling prices declined slightly in the fiscal 1995 third quarter as compared to the prior year's third quarter. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products. The Company's ability to achieve future revenue growth and maintain overall selling prices is largely dependent on the continued development, introduction and market acceptance of new products.

GROSS MARGIN

The Company's gross margin was 59.2 percent in the third quarter of fiscal 1995, up from 57.8 percent in the third quarter of fiscal 1994. For the 1995 nine-month period, the gross margin was 59.3 percent, up from 57.5 percent a year earlier. These increases were primarily due to improved capacity utilization and reductions in the Company's manufacturing costs. Profit margins on older products tend to decrease over time as selling prices decline, but the Company's strategy has been to offset these decreases by continuously introducing new products with higher margins.

The Company's gross margin percentage in future periods will be negatively affected if the Company fails to execute its new product strategy, or if profit contribution from new products is not sufficient to offset the anticipated margin decline from older products.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense increased by $993,000, or 21 percent, from the third quarter of fiscal 1994 to the third quarter of fiscal 1995, and by $1,024,000, or seven percent between the two comparable nine-month periods. As a percentage of revenue, research and development spending decreased slightly between the two quarters, from 16.8 percent in the third quarter of fiscal 1994 to 16.0 percent in the third quarter of fiscal 1995, and remained relatively constant between the two nine-month periods at just over 16 percent. The higher spending level in the fiscal 1995 periods was related to the development of new technologies and new products, including the Company's high density product families and their related software development tools. The decrease in spending as a percentage of revenue for the fiscal 1995 third quarter as compared to the comparable prior year fiscal period is reflective of the higher revenue level in the fiscal 1995 period. The Company believes that a continued commitment to research and development is essential in order to maintain product leadership, and therefore expects to continue to make significant investments in research and development in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased by $1,170,000, or 23 percent, from the fiscal 1994 third quarter to the fiscal 1995 third quarter, and by $1,162,000 or seven percent between the two nine-month periods. The increased expense in the fiscal 1995 periods is primarily due to the expansion of the Company's sales force and higher sales commissions related to the higher revenue levels in the fiscal 1995 periods. Selling, general and administrative expense as a percentage of revenue decreased from 17.9 percent in the fiscal 1994 quarter to 17.3 percent in the fiscal 1995 quarter, and decreased from 17.7 percent to 17.5 percent between the two nine-month periods.

INTEREST AND OTHER INCOME

Interest and other income (net of expense) increased by $227,000 or approximately 34 percent from the third quarter of fiscal 1994 to the third quarter of fiscal 1995 and by $358,000 or 18 percent for the two comparable nine-month periods. This was due to larger invested cash balances during fiscal 1995 and higher interest rates in the fiscal 1995 periods, particularly in the fiscal 1995 third quarter.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 30 percent and approximately 31.4 percent for the three and nine months ended January 1, 1994, respectively, and approximately 33.5 percent and 33.7 percent, respectively, for the comparable fiscal 1995 periods. This increase occurred primarily because both net operating loss and tax credit carryforwards were available in the fiscal 1994 periods, while only the remaining tax credit carryforwards are available in fiscal 1995.

The Company expects its effective tax rate in future years to be slightly higher than the current rate due to the full utilization during fiscal 1995 of the remaining tax credit carryforwards.

FACTORS AFFECTING FUTURE RESULTS

In the future, the Company's operating results may fluctuate as a result of a number of factors, including but not limited to cancellations or delays of orders, interruption or delays in the supply of raw materials, increases in the cost of raw materials , interruption or delays in work performed by third party contractors, changes in customer base or product mix, delays in purchase decisions due to new product announcements by the Company or its competitors, increased competition, reductions in average selling prices, the Company's ability to obtain and defend competitive patents and other intellectual property, and weak economic conditions, political instability or natural disasters in foreign markets in which the Company distributes or manufactures its products.

The Company's continued success will depend in large part on its ability to introduce new products on a timely basis that achieve market acceptance, are competitively priced and produce acceptable profit margins, and also on various factors outside of the Company's control, such as the health and cyclical nature of the semiconductor industry and the worldwide economy.

Due to its rapidly changing technology and competitive nature, the semiconductor industry from time to time experiences depressed economic conditions. In addition, the inherent volatility of the industry has produced and may continue to produce fluctuations in the price of the stock of companies participating in this industry, including the Company's common stock.

The Company's revenue and profitability to date are due primarily to sales of the Company's GAL-Registered Trademark- products, many of which are second sourced by other suppliers. Continued revenue growth will be largely dependent on market acceptance of the Company's new and proprietary products, including the Company's pLSI-Registered Trademark- and ispLSI-Registered Trademark-product families and accompanying software development tools.

Significant Transactions

In July 1994, the Company entered into an advanced production payment agreement with Seiko Epson Corporation ("Seiko") and S-MOS Systems, Inc. ("S-MOS"), a U.S. affiliate of Seiko, which calls for advances by the Company to Seiko of $42 million to be used by Seiko to finance additional sub-micron semiconductor wafer manufacturing capacity. The Company paid $21 million and $10.5 million, respectively, of this amount during the quarters ended October 1 and December 31, 1994; the remaining $10.5 million installment is to be made during the Company's current fiscal year. Under the terms of the agreement, the advances are to be repaid in the form of advanced technology sub-micron semiconductor wafers. Subject to certain conditions set forth in the agreement, Seiko has agreed to supply, and the Company has agreed to receive, such wafers at a price (in Japanese yen) and volume expected to achieve full repayment of the advance over a three to four year period. In connection with the advanced production payment agreement, the Company also paid Seiko $2 million for the development of sub-micron process technology and the fabrication of engineering wafers to be delivered over the same period.

The advanced production payment agreement calls for the wafers to be supplied by Seiko through S-MOS, as U.S. distributor for Seiko, pursuant to a purchase agreement concluded with S-MOS.

Most of the Company's wafer requirements are currently supplied by Seiko. Daniel S. Hauer, a member of the Company's Board of Directors, is Chairman of the Board of S-MOS. The Company also has a wafer supply agreement with Chartered Semiconductor Pte. Ltd ("Chartered") in Singapore, although Chartered is not currently supplying semiconductor wafers to the Company.


Due to the complexity of the manufacturing process and the extremely low defect tolerances associated with the manufacture of complex integrated circuits, the Company considers the relationship with its wafer suppliers to be critical to its success. State-of-the-art semiconductor manufacturing processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the raw materials and the performance of the personnel and equipment employed. To date, the Company has not experienced any material difficulties or delays in the supply of wafers, but there can be no assurance that the Company will not experience such difficulties and delays in the future. Any prolonged inability to obtain adequate yields or deliveries on any existing or new products could adversely affect the Company's operating results. The Company also expects that, as is customary in the semiconductor business, it will in the future seek to convert its fabrication process arrangements to larger wafer sizes, to more advanced process technologies, or to new or additional suppliers in order to maintain or enhance its competitive position. Such conversions entail inherent technological risks that could adversely affect yields and delivery times, and have material adverse impact on the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
As of December 31, 1994, the Company's principal source of liquidity was $89.4 million of cash and short-term investments, a decrease of $4.2 million as compared to the balance of $93.6 million at April 2, 1994. This balance decreased primarily because the cash generated from operations was offset by the advance payments made to Seiko (see "Significant Transactions" above).

Accounts receivable and deferred income on sales to distributors increased 21 percent and 25 percent, respectively, as compared to the balances at April 2, 1994. These increases are primarily due to the increase in revenue of 20 percent for the fiscal 1995 third quarter over the fiscal 1994 fourth quarter. Accounts payable and accrued expenses increased 86 percent as compared to the balance at April 2, 1994 due to increased expense activity related to the higher revenue levels as well as timing of payments.

The decrease in income taxes payable of $483,000 at December 31, 1994 as compared to April 2, 1994 is primarily related to the timing of quarterly tax payments offsetting increased profitability in the fiscal 1995 periods.

Substantially all of the Company's silicon wafer purchases from Seiko are denominated in Japanese yen. The Company maintains yen-denominated bank accounts to mitigate its exposure to fluctuations in the yen/dollar exchange rate. These bank deposits are accounted for as identifiable hedges against specific and firm wafer purchases.

The Company currently anticipates capital expenditures of approximately $7 million to $8 million for the fiscal year ending April 1, 1995. A significant portion of these expenditures is for improvements and expansions to the company's manufacturing capacity and facilities.

In July 1994, the Company signed an agreement with its principal wafer supplier which calls for the Company to advance $44 million to the supplier to be used in conjunction with the construction of additional wafer fabrication capacity and technology development. $33.5 million of this amount has been paid; the remaining $10.5 million installment will be paid during the current fiscal quarter. This advance will be repaid in the form of semiconductor wafers over a multi-year period beginning this fiscal year (see "Significant Transactions" above).

The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated cash needs for at least the next 12 months.

                          PART II.   OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               11.1  Computation of Net Income Per Share
               27    Financial Data Schedule for Nine Months Ended
                     December 31, 1994

          (b) No reports on Form 8-K were filed during the three months ended December 31, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LATTICE SEMICONDUCTOR CORPORATION



Date:  February 9, 1995                 Rodney F. Sloss
                                        ----------------------------------------
                                        By:  Rodney F. Sloss
                                        Vice President, Finance
                                        (Principal Financial and Accounting
                                        Officer)