Form 10-K405
period 1995-04-01
LATTICE SEMICONDUCTOR CORP
filed 1995-06-29
CIK 855658

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549
                                    FORM 10-K

          COMMISSION FILE NUMBER: 0-18032
     /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 1, 1995 or
     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from _______ to ________

                        LATTICE SEMICONDUCTOR CORPORATION

             (Exact name of Registrant as specified in its Charter)

               DELAWARE                                 93-0835214
      (State of Incorporation)              (I.R.S Employer Identification No.)
5555 NE MOORE COURT, HILLSBORO, OREGON                  97124-6421
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (503) 681-0118

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

            Title of Class                           Name of Exchange
     Common Stock, $.01 par value                         NASDAQ

    Preferred Share Purchase Rights                        None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                              Yes  X    No
                                 -----    -----

     As of May 26, 1995, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was approximately $496 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of May 26, 1995, 19,111,517 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the fiscal year ended April 1, 1995 are incorporated by reference in Part II hereof.

     2. Portions of the definitive proxy statement of the Registrant to be filed pursuant to Regulation 14A for the 1995 Annual Meeting of Stockholders to be held on August 14, 1995 are incorporated by reference in Part III hereof.

                        LATTICE SEMICONDUCTOR CORPORATION
                                    FORM 10-K
                                  ANNUAL REPORT
                                TABLE OF CONTENTS

Item of Form 10-K                                                     Page
- -----------------                                                     ----

PART I

Item 1    - Business . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2    - Properties . . . . . . . . . . . . . . . . . . . . . . . . 12
Item 3    - Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 12
Item 4    - Submission of Matters to a Vote of . . . . . . . . . . . . 12
            Security Holders . . . . . . . . . . . . . . . . . . . . . 12
Item 4(a) - Executive Officers of the Registrant . . . . . . . . . . . 12


PART II

Item 5    - Market for the Registrant's Common Stock and
             Related Stockholder Matters . . . . . . . . . . . . . . . 15
Item 6    - Selected Financial Data. . . . . . . . . . . . . . . . . . 15
Item 7    - Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . 16
Item 8    - Financial Statements and Supplementary Data. . . . . . . . 16
Item 9    - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure . . . . . . . . . . . 16


PART III

Item 10   - Directors and Executive Officers of the Registrant . . . . 17
Item 11   - Executive Compensation . . . . . . . . . . . . . . . . . . 17
Item 12   - Security Ownership of Certain Beneficial Owners
             and Management. . . . . . . . . . . . . . . . . . . . . . 17
Item 13   - Certain Relationships and Related Transactions . . . . . . 17


PART IV

Item 14   - Exhibits, Financial Statement Schedules and
             Reports on Form 8-K . . . . . . . . . . . . . . . . . . . 18

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

Financial Statement Schedules. . . . . . . . . . . . . . . . . . . . .S-1

                                     PART  I


ITEM 1.  BUSINESS

GENERAL

Lattice Semiconductor Corporation ("Lattice" or "the Company") is the world's leading supplier of in-system programmable ("ISP-TM-") logic devices and pioneered the application of electrically erasable CMOS ("E(2)CMOS-Registered
Trademark- ") technology to programmable logic.   The Company designs, develops
and markets both high- and low-density, high performance E(2)CMOS programmable logic devices ("PLDs") and related development system software. PLDs are standard semiconductor components which can be custom configured by the customer (typically an electronic system manufacturer) to perform specific logic functions. PLDs enable the customer to shorten design cycle times and reduce development costs. Lattice was founded in 1983 and is based in Hillsboro, Oregon.

PLD MARKET BACKGROUND

Three principal types of digital integrated circuits are used in most electronic systems: microprocessors, memory and logic. Microprocessors are used for control and computing tasks, memory stores programming instructions and data, and logic is employed to manage the interchange and manipulation of digital signals within a system. Logic circuits contain interconnected groupings of simple logical "AND" and logical "OR" functions, commonly described as "gates". Typically, complex combinations of individual gates are required to implement the specialized logic circuits required for systems applications. Unlike the microprocessor and memory markets, which are dominated by a relatively small number of standard circuit designs, the logic market is highly fragmented. As such, the logic design of an electronic system often provides a key opportunity for end product differentiation.

Logic circuits are found in a wide range of today's electronic systems including data processing, telecommunications, data communications, computer peripherals, instrumentation, industrial control and military systems. According to Dataquest Incorporated, logic accounted for approximately 31% of the estimated $79 billion worldwide digital integrated circuit market in 1994. The logic market encompasses, among other segments, standard transistor-transistor logic ("TTL"), custom-designed application specific integrated circuits ("ASICs", which include conventional gate-arrays, standard cells and full custom logic circuits), and PLDs. Logic circuits are often classified by the number of gates per circuit with TTL circuits typically containing up to 100 gates, PLDs offering up to 20,000 gates, conventional gate arrays reaching up to 100,000 gates and custom logic circuits reaching up to millions of gates.

Manufacturers of electronic systems are increasingly faced with the challenge of developing highly differentiated products that can be brought to market rapidly. Historically, these two objectives have been incompatible, as the improved performance and cost reductions facilitated by ASICs have been accompanied by long, expensive and risky ASIC development cycles. Manufacturers with a need to reach market quickly were often forced to use low gate capacity standard TTL circuits, which limited system performance and increased system size and cost.

Programmable logic addresses this inherent dilemma. PLDs are standard products, purchased by systems manufacturers in a "blank" state, that can be custom configured into a virtually unlimited number of specific logic circuits by programming the device with an electrical signal. Incorporation of PLDs into standard design methodologies gives system designers the ability to quickly create their own custom logic circuits, satisfying the dual goals of product differentiation and rapid time to market. Certain PLD products, including Lattice's, are reprogrammable, which means that the logic configuration can be modified, if needed, after the initial logic programming. This gives the system designer the valuable additional benefit of last minute design flexibility, further reducing risk and accelerating design cycle time. Currently, PLDs are used by the majority of electronic systems manufacturers for prototyping, pilot production and to a lesser extent, volume production applications.

Several common PLD device types currently coexist in the marketplace, each offering customers a particular set of benefits. These include low-density PLDs (less than 1,000 gates) and high-density PLDs (greater than 1,000 gates), which include both complex PLDs ("CPLDs", up to 15,000 gates) and field programmable gate arrays ("FPGAs", up to 20,000 gates).

Low-density devices are typically based on industry standard architectures and include the GAL-Registered Trademark- (Generic Array Logic) product family developed by Lattice. These architectures are familiar to most experienced system designers and are supported by simple, non-proprietary, widely available development tools. Offering the highest absolute performance and lowest cost per device, these products are the most effective PLD solution to support simple logic functions in all systems and complex logic functions in systems with fast clock rates, such as those supporting state-of-the-art microprocessors.

High-density devices are typically based on proprietary architectures and require support from sophisticated CAE (computer aided engineering) development tools. Due to their higher levels of logic integration, absolute performance levels typically lag those of state-of-the-art low-density PLDs by one or more technology generations. However, for implementation of complex logic functions that would otherwise require many low-density devices, high-density PLDs can provide system performance enhancement and power, cost and circuit board area savings to sophisticated customers who have made the requisite investment in CAE tools.

Depending on the desired specific logic function, either a CPLD or a FPGA will be the most efficient high-density architecture from a price/performance perspective. CPLDs are characterized by a regular building block structure of wide-input logic cells, termed macrocells, and use a centralized logic interconnect scheme. CPLDs are optimal for control logic applications, such as state machines, bus arbitration, encoders and decoders and sequencers. FPGAs are characterized by a narrow-input logic cell and use a distributed interconnect scheme. FPGAs are optimal for register intensive and data path logic applications such as interface logic and arithmetic functions. Lattice believes that the majority of high-density PLD customers utilize both CPLD and FPGA architectures within a single system design, partitioning logic functions across multiple devices to optimize overall system performance and cost.

Lattice currently participates in both the low-density PLD and high-density CPLD markets, offering broad product lines across each segment.

BUSINESS STRATEGY

Lattice's strategy is to offer a broad line of cost effective standard programmable devices based on innovative architectures which offer high performance, superior functionality and design flexibility through reprogrammable and in-system programmable technologies. The Company supports its programmable devices with low cost, high functionality, software development tools that are easily adopted and fully integrated with common third party CAE software development systems and platforms. Lattice believes that the delivery of superior product quality and customer service, as well as access to state-of-the-art technology and manufacturing capacity through strategic partnerships are critical factors in the successful execution of its strategy.

The Company believes that due to its current market share leadership in low-density CMOS PLDs, it has been successful in executing its strategy in the low-density PLD market. Lattice is applying a similar business strategy to the high-density PLD market which it entered in March 1992.

TECHNOLOGY

Lattice's PLD products incorporate several types of internal architectures, which, when combined with Lattice's advanced, proprietary process technology, provide performance, design flexibility and testability advantages for the customer.

PROCESS TECHNOLOGY: Lattice's current high- and low-density PLD offerings are based on the Company's proprietary E(2)CMOS manufacturing process technology, termed UltraMOS-Registered Trademark-. The Company's current mainstream processes, UltraMOS IV and UltraMOS V, are advanced sub-micron CMOS technologies. Lattice is currently in the process of developing on UltraMOS VI, an advanced sub-micron process technology designed to enhance product performance and densities.

The Company believes that E(2)CMOS is the preferred programmable technology for both high- and low- density PLDs due to its inherent performance, reprogrammablity and testability benefits.

In comparison to bipolar technology, historically the dominant technology for low-density PLDs, CMOS technology consumes less power and generates less heat while operating at comparable speed. Additionally, in contrast to one-time-programmable bipolar PLDs, CMOS PLDs are fully erasable and reprogrammable, providing significantly greater design flexibility and allowing the PLD manufacturer to fully test all programmable elements in a device prior to shipment. An alternative CMOS technology, EPROM (Erasable Read Only Memory), provides the same power usage benefits as E(2)CMOS, but requires ultraviolet light exposure for erasure, necessitating expensive quartz windowed packages and limiting testability. Antifuse and SRAM (Static Random Access Memory) technology, used primarily in the manufacture of high density FPGAs, offer certain advantages for very dense logic devices, but also have significant drawbacks when compared with E(2)CMOS. Antifuse technology is non-erasable, non-reprogrammable and subject to lengthy initial programming times that can hinder usage in volume production applications. SRAM technology is volatile (erases when electrical current is removed), and as such programmable SRAM products require additional memory circuitry, typically on a separate chip, to store programming code. This adds cost and printed circuit board area to a design, and results in the devices not being completely functional at initial system power-up.

IN-SYSTEM PROGRAMMABILITY:    Lattice has also developed and patented a unique
programming technology called in-system programmability ("ISP-TM-"). ISP, a proprietary circuit programming interface and algorithm, allows Lattice's PLDs to be programmed while on a printed circuit board, or "in-system", with a standard 5-volt electrical signal. Traditional non-volatile programmable logic technologies require a 12-volt signal and therefore must be removed from the printed circuit board and programmed using stand-alone, specialized programming hardware. In-system programming of logic provides significant customer value through increased design, manufacturing and product field support flexibility. Lattice customers use ISP technology to reduce the manufacturing and development costs associated with PLD programming, while also significantly reducing design, prototype and manufacturing cycle times. All of Lattice's high-density PLDs are available with ISP capability and the Company also offers its most popular low-density architecture, the GAL22V10, with ISP technology.

PRODUCTS

LOW DENSITY:   Lattice offers a full line of low-density PLDs based on its 16 families of GAL products offered in over 150 speed, power, package and temperature range combinations. The majority of the Company's revenue is derived from these product families. GAL devices range in complexity from approximately 200 to 1,000 logic gates and are typically assembled in 20-, 24- and 28-pin standard dual in-line packages ("DIP") and in 20- and 28-pin standard
plastic leaded chip carrier ("PLCC") packages.   Lattice offers the industry
standard GAL16V8, GAL20V8, GAL22V10, GAL20RA10 and GAL20XV10 architectures in a variety of speed grades, ranging up to an industry leading 5 nanosecond logic delay. Lattice also offers several innovative proprietary extension architectures, the GAL26CV12, GAL18V10, GAL16VP8, GAL20VP8, GAL6001/2, GAL16V8Z, GAL20V8Z and the ispGAL22V10, each of which is optimized for specific applications. These product families offer industry leading performance levels, typically up to 7.5 nanoseconds.

During fiscal 1995, the Company extended its GAL line by introducing a family of 3.3 volt industry standard architectures, the GAL16LV8, GAL20LV8 and GAL22LV10 in a variety of speed grades, ranging up to an industry leading 7.5 nanosecond performance. Offered with a range of power consumption specifications, these devices are targeted towards emerging low voltage system applications. The Company plans to continue to maintain a broad offering of performance leadership, standard and extension architecture low-density CMOS PLDs.

Lattice's GAL products are supported by industry standard software and hardware development tools marketed by independent manufacturers specifically for PLD applications.

HIGH DENSITY: In fiscal 1993, Lattice entered the high-density PLD market by releasing to production its ispLSI-Registered Trademark- 1000 product family. The ispLSI 1000 product family, based on an innovative proprietary CPLD architecture incorporating familiar GAL-like logic building blocks, offers performance of up to 110 MHz (10 nanoseconds), densities of 2,000 to 8,000 gates, and is available in surface mount packages ranging from 44- to 120-pins. The Company is currently shipping over 60 speed, package and temperature range combinations of the ispLSI 1000 family.

In fiscal 1994, the Company introduced two new ispLSI families, the 2000 and 3000 series. The ispLSI 2000 family, containing eight devices, targets CPLD performance leadership, providing speeds up to 154 MHz (5.5 nanoseconds), densities of 1,000 to 4,000 gates, and 44- to 128-pin standard surface mount packages. It is the first high-density PLD architecture capable of supporting advanced microprocessors operating at clock speeds over 75 MHz. The ispLSI 3000 family, initially containing six devices, incorporates a modified logic architecture to target CPLD density leadership while retaining high performance. It offers 8,000 to 14,000 gates with performance up to 110 MHz (10 nanoseconds). Available in 128- to 208-pin surface mount packages, the 3000 family also incorporates boundary scan test, an attractive feature that provides enhanced testing capabilities important for higher density circuits. The Company is currently shipping over 30 speed, package and temperature range combinations of the ispLSI 2000 and 3000 families. The Company plans to continue to introduce new families of high density products, as well as improving the performance of existing product families, to meet market needs.

All of Lattice's high-density products are supported by the Company's pDS-Registered Trademark- (programmable development system) and pDS+-TM- software development tools. First introduced in fiscal 1992, pDS software allows a customer to enter and verify a logic design, perform logic minimization, assign I/O ("input/output") pins and critical speed paths, and execute automatic place and route tasks. Designed to be a low cost, fully integrated development tool, pDS runs under the Microsoft Windows-TM-(1) operating system on a personal computer. First introduced in fiscal year 1994, pDS+ software supports most popular third party CAE development tool environments running on the PC, SUN and HP workstation platforms. Designed to provide a low cost method to incorporate Lattice's PLD products into standard development environments, pDS+ software (referred to as "fitters") leverage a customer's existing investment in third-
party CAE tools.   Lattice also provides ispCODE-TM- software, a product that supports programming of the Company's ISP devices.

During fiscal 1995, Lattice released new versions of all its existing pDS and pDS+ software development tools to enhance performance, functionality and ease of use. The Company introduced new pDS+ products supporting the Cadence, Data I/O Synario, Mentor Graphics, Minc, Orcad, and Synopsys third party CAE design tool environments. Lattice also enhanced its ISP support by releasing ispTEST-TM- software, a product that enables ISP to be integrated into automatic test equipment ("ATE") on the manufacturing floor. Currently ispTEST supports equipment from Genrad, Hewlett Packard, and Teradyne.

Lattice plans to continue to enhance and expand its development tool offerings during fiscal year 1996.

OTHER PRODUCTS: During fiscal 1994, the Company began shipments of the ispGDS-TM- (in-system programmable Generic Digital Switch), a family of in-system programmable switching matrices targeted toward mechanical dip switch replacement and connectivity applications. Lattice plans to continue to selectively leverage its programmable process technology and product architecture expertise to design and develop new in-system programmable products as opportunities arise.

- ---------------------------------
(1)Windows is a registered trademark of Microsoft Corporation.

PRODUCT DEVELOPMENT

Lattice places great emphasis on product development and believes that continued investment in the development of new products that exploit market trends is required to maintain its competitive position. If the Company were unable to successfully define, develop and introduce competitive new products in a timely manner its future operating results would be adversely affected. The Company's product development activities emphasize refinement of its E(2)CMOS process and ISP programming technology, performance enhancement and cost reduction of existing products, development of new products and variants of existing products, and extension and enhancement of its software development tools. Product development activities occur in Lattice's Hillsboro, Oregon headquarters, its Milpitas, California design center, and its Shanghai, China design center.

Research and development expenses were $22.9 million, $20.6 million and $16.5 million in fiscal years 1995, 1994 and 1993 respectively. Lattice expects to continue to make significant investments in research and development in the future.

OPERATIONS

Lattice does not directly manufacture its silicon wafers. The Company has historically maintained strategic relationships with larger semiconductor manufacturers in order to source its wafer fabrication, allowing Lattice to focus its internal resources on product, process and market development. The Company believes that these partners can continue to produce wafers at lower costs due to their advanced production facilities and manufacturing economies of scale. Assembly is also performed for Lattice by outside suppliers. Lattice performs most test operations and all reliability and quality assurance processes internally, as the Company believes it can add significant customer value in these areas. In fiscal 1994, Lattice became the first domestic PLD company to achieve ISO 9001 quality registration, an indication of the Company's high internal operational standards.

WAFER FABRICATION: Lattice's wafer requirements are being supplied by Seiko Epson Corporation ("Seiko") in Japan pursuant to an agreement with S-MOS Systems Inc. ("S-MOS"), a U.S. affiliate of Seiko. See "Licenses and Agreements-Seiko Epson/S-MOS" following for a description of contractual arrangements with Seiko and S-MOS. Daniel S. Hauer, a member of the Company's Board of Directors is Chairman of the Board of S-MOS. The Company also has a wafer supply agreement with Chartered Semiconductor Pte. Ltd. ("Chartered") in Singapore. See "Licenses and Agreements - Chartered". Wafer volumes, prices and terms are determined through periodic negotiations.

Due to the complexity of the manufacturing process and the extremely low defect tolerances associated with the manufacture of complex integrated circuits, Lattice considers the relationship with its wafer supplier to be critical to its success. State-of-the-art semiconductor manufacturing processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the raw materials and the performance of the personnel and equipment employed. Through fiscal 1995, the Company has been successful in obtaining adequate wafer capacity commitments and has not experienced any material difficulties or delays in the supply of wafers. Presently, demand on wafer suppliers is growing and existing capacity commitments may not be sufficient to satisfy the Company's continued growth. Moreover, all of the Company's wafer requirements are currently supplied by Seiko Epson Corporation. Although the Company has existing wafer supply commitments from such supplier which it believes will be adequate through the second quarter of fiscal 1996, such supplier has recently indicated that it does not presently intend to supply wafers at increased levels. In the event the Company is unable to obtain additional wafers from an alternate supplier and Seiko continues to be unable to increase wafer supplies to the Company, the Company's ability to increase sales of its products would be adversely affected. In addition, there can be no assurance such supplier will not reduce its allocation of wafers to the Company in future periods or that any such reduction could be offset from alternative sources of supply. If such supplier were to reduce its wafer allocations to the Company and the Company were unable to replace such capacity through alternative sources of supply, sales of the Company's products would be materially adversely affected. Lattice also expects that, as is customary in the semiconductor business, it will in the future seek to convert its fabrication process arrangements to larger wafer sizes, to more advanced process technologies, or to new or additional suppliers in order to maintain or enhance its competitive position. Such conversions entail inherent technological risks that could adversely affect yields and delivery times, and have a material adverse impact on the Company's operating results.

ASSEMBLY:   After wafer fabrication and initial testing, Lattice ships wafers to independent subcontractors for assembly. During assembly, wafers are separated into individual die and encapsulated in plastic or ceramic packages. Presently, the Company has qualified long term assembly partners in the United States, Hong Kong, the Philippines and South Korea. Although Lattice has not to date experienced significant problems or interruptions in supply from its assembly contractors, any prolonged work stoppages or other inability of the contractors to supply assembled products would have a serious adverse effect on the Company's operating results.

TESTING:   Testing is performed after both wafer fabrication and assembly.
Lattice electrically tests the die on each wafer prior to shipment for assembly. Following assembly, prior to customer shipment, each product undergoes final testing using sophisticated test equipment techniques and quality assurance procedures developed by the Company. Final testing on some products is performed at independent contractors in the United States, the Philippines and South Korea.

MARKETING, SALES, CUSTOMERS

Lattice sells its products directly to customers through a network of independent sales representatives and indirectly through a network of distributors. The Company utilizes a direct sales management and field applications engineering organization in combination with manufacturer's representatives and distributors to reach a broad base of potential customers. Lattice's customers are primarily original equipment manufacturers ("OEMs") in the fields of data processing, telecommunications, data communications, computer peripherals, instrumentation, industrial controls and military systems. The Company believes its distribution channel is a cost effective means of reaching small and medium sized customers.

On April 1, 1995, the Company had 18 sales representatives and five distributors in the United States and Canada. In North America, Arrow/Schweber Electronics, Inc. ("Arrow"), Hamilton Hallmark, Insight Electronics, Inc. and Marshall Industries ("Marshall") provide nationwide distribution, while Future Electronics provides regional distribution coverage in Canada. Lattice has established sales channels in 25 foreign countries through a network of 29 sales representatives and distributors. Approximately one-half of Lattice's North American sales and most of its foreign sales are made through distributors.

Lattice protects each of its North American distributors and some of its foreign distributors against reductions in published prices, and expects to continue this policy in the foreseeable future. The Company also allows returns from distributors of unsold products under certain conditions. For these reasons, the Company does not recognize revenue until products are resold by these distributors.

Lattice provides technical and marketing assistance to its customers and sales force with engineering staff based in the Company's offices in Oregon, California and selected field sales offices. The Company maintains 16 domestic and international sales offices where Lattice's field sales managers and applications engineers are based. These offices are located in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Los Angeles, Minneapolis, New York, Orlando, Portland, Rochester, San Jose, Hong Kong, London, Munich, Paris, and Tokyo.

Foreign sales, including those to Canada, accounted for 47%, 43% and 45% of Lattice's total revenue in fiscal 1995, 1994 and 1993, respectively. Sales to Europe were $24.5 million, $16.1 million and $13.1 million, and to Asia were $40.6 million, $34.3 million and $32.7 million, in fiscal 1995, 1994 and 1993, respectively. Both foreign and domestic sales are generally invoiced in U.S. dollars with the exception of sales in Japan which are invoiced in yen. The Company's export sales are subject to risks common to all export activities, including governmental regulation and possible imposition of tariffs and other trade barriers. To date, Lattice has not experienced material difficulties because of foreign or domestic trade restrictions, however there can be no assurance that such restrictions will not adversely affect future operations.

Lattice's products are sold to a large and diverse group of customers. Two distributors accounted for approximately 12% and 11% of revenue in fiscal 1995, approximately 12% and 10% in fiscal 1994 and approximately 11% each in fiscal 1993. No individual customer accounted for more than 5% of revenue in fiscal 1995.

The Company's sales are primarily executed against purchase orders for standard products. Customers frequently revise quantities and delivery schedules, without penalty. Lattice therefore does not believe that backlog as of any given date is indicative of future revenue.

COMPETITION

The semiconductor industry overall is intensely competitive and is characterized by rapid technological change, rapid rates of product obsolescence and price erosion. Lattice's current and potential competitors include a broad range of semiconductor companies, ranging from very large, established companies to emerging companies, many of which have greater financial, technical, manufacturing and marketing resources than Lattice.

The principal competitive factors in the CMOS PLD market include product features, price, customer support, and sales, marketing and distribution strength. In the high-density segment, the availability of competitive software development tools is also critical. In addition to product features such as speed, power consumption, reprogrammability, design flexibility and reliability, competition in the PLD market occurs on the basis of price and market acceptance of specific products and technology. Lattice believes that it competes favorably with respect to each of these factors. The Company intends to continue to address these competitive factors by working to continually introduce product enhancements and new products, by seeking to establish its products as industry standards in their respective markets, and by working to reduce the manufacturing cost of its products over their life cycle.

In the low-density PLD market, Lattice competes primarily with Advanced Micro Devices ("AMD"), a leader in the PLD market. AMD, a licensee of the Company's GAL patents, competes in the E(2)CMOS PLD market with a full line of GAL-compatible PLDs. Several other semiconductor companies offer products based on similar and competing CMOS technologies and architectures, however, these companies typically do not offer full product lines.

In the high-density PLD market, Lattice competes directly with Altera Corporation, AMD, Atmel, Cypress Semiconductor and Xilinx who offer competing, non-compatible CPLD architectures based on similar and competing CMOS technologies. The Company competes indirectly with manufacturers of FPGA devices such as Actel, AT&T, and Xilinx as well as other semiconductor companies providing non-PLD based logic solutions. As Lattice and these other companies seek to expand their markets, competition may increase.

Although to date Lattice has not experienced significant competition from companies located outside the United States, such companies may become a more significant competitive factor in the future. As the Company and its current competitors seek to expand their markets, competition may increase. Any such increases in competition could have an adverse effect on the Company's operating results.

PATENTS

Lattice seeks to protect its products and wafer fabrication process technology primarily through patents, trade secrecy measures, copyrights, mask work protection, trademark registrations, licensing restrictions, confidentiality agreements and other approaches designed to protect proprietary information. There can be no assurance that others may not independently develop competitive technology not covered by the Company's patents or that measures taken by the Company to protect its technology will be effective.

Lattice holds 29 domestic and European patents on its PLD products and has a number of patent applications pending in the United States, Japan and under the European Patent Convention. There can be no assurance that pending patent applications or other applications that may be filed will result in issued patents, or that any issued patents will survive challenges to their validity. Although the Company believes that its patents have value, there can be no assurance that the Company's patents, or any additional patents that may be issued in the future, will provide meaningful protection from competition. Lattice believes its success will depend primarily upon the technical expertise, experience, creativity and the sales and marketing abilities of its personnel.

Patent and other proprietary rights infringement claims are common in the semiconductor industry. Lattice has received a letter from a semiconductor manufacturer stating that it believes a number of its patents, related to product packaging, cover products sold by Lattice. While the manufacturer has offered to license certain of such patents to Lattice, there can be no assurance, on this or any other claim which may be made against the Company, that Lattice could obtain a license on terms or under conditions that would not have a material adverse effect.

LICENSES AND AGREEMENTS

Lattice has entered into long-term supply relationships and/or technology and product cross-licensing agreements with Seiko Epson and S-MOS, Chartered, National Semiconductor Corporation ("National"), SGS-Thomson Microelectronics ("SGS-Thomson") and AMD. Certain of these agreements are described below.

SEIKO-EPSON/S-MOS: In 1991, the Company extended its rolling three-year manufacturing agreement with S-MOS for the production of wafers. Under the terms of the agreement, S-MOS, a U.S. affiliate of Seiko, has agreed to provide manufactured wafers to the Company in quantities based on four-month rolling purchase orders provided by the Company. The Company has committed to buy certain minimum quantities of wafers per month. See Note 8 of Notes to Consolidated Financial Statements. The Company's products are manufactured in Japan at Seiko's wafer fabrication facilities and delivered to the Company by S-MOS. For a significant portion of this supply, the Company has been informed that Seiko supplies wafers to S-MOS pursuant to a distribution agreement, but that Seiko is not obligated under that agreement to continue to supply wafers to S-MOS. Prices for the wafers obtained from S-MOS are reviewed periodically and may be adjusted to reflect prevailing currency exchange rates.

In July 1994, the Company entered into an advance production payment agreement with Seiko and S-MOS, under which it advanced to Seiko $42 million during fiscal 1995 to be used by Seiko to finance additional sub-micron semiconductor wafer manufacturing capacity. Under the terms of the agreement, the advance is to be repaid in the form of sub-micron semiconductor wafers. Subject to certain conditions set forth in the agreement, Seiko has agreed to supply, and the Company has agreed to receive, such wafers at a price (in Japanese yen) and volume expected to achieve full repayment of the advance over a three to four year period. In conjunction with the advance production payment agreement, the Company also paid $2 million during fiscal 1995 for the development of sub-micron process technology and the fabrication of engineering wafers to be delivered over the same period. The agreement calls for wafers to be supplied by Seiko through S-MOS, pursuant to a purchase agreement with S-MOS. (See management's discussion and analysis of results of operations and notes to consolidated financial statements for more information related to these arrangements).

CHARTERED:   In October 1990, Lattice entered into a five-year manufacturing agreement with Chartered for the production of wafers. However, the Company is not currently purchasing wafers from Chartered.

AMD: In November 1987, as part of the settlement of a patent infringement suit against Lattice, the Company and Monolithic Memories Inc. ("MMI", subsequently merged with AMD) entered into an agreement cross-licensing each other's patents covering programmable and reprogrammable logic devices based on patent applications having a first filing date prior to November 1989. The agreement was subsequently amended in May 1989 by Lattice and AMD, the successor to the rights and obligations of MMI in the original agreement. The amendment covers those patents relating to PLD products which are based on patent applications originally filed by Lattice, MMI and AMD prior to December 31, 1991. The license terminates, with respect to certain patents asserted by AMD, to cover Lattice's current principal products if the Company is acquired by a semiconductor manufacturer with sales in excess of a stated amount or by certain types of companies headquartered in designated Asian countries. No license has been granted to either party for any copyright work, trademark or process technology and, therefore, AMD has not been licensed to use the GAL trademark on its products.

FACTORS AFFECTING OPERATING RESULTS

The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. Segments of the
industry have   historically experienced depressed business conditions during cyclical downturns. The Company's operating results are affected by a wide variety of external factors, including general economic conditions, conditions within the semiconductor industry, decreases in average selling prices over the life of any particular product, the timing of new product technologies and the rapid escalation of demand for certain products in the face of equally steep declines in demand for others. The Company attempts to promptly identify these changes in market conditions; however, the speed of change makes prediction of and reaction to such events difficult and there can be no assurance that the Company will be able to respond to such changes. Due to these and other factors, the Company's past results are a much less useful predictor of future results than is the case in more mature and less dynamic industries.

For further discussion refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1995 Annual Report to Stockholders.

EMPLOYEES

As of April 1, 1995, Lattice had 438 full time employees. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain highly skilled technical, marketing and management personnel.

None of the Company's employees is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and considers its employee relations good.

ITEM 2. PROPERTIES.

The Company's corporate offices and testing and principal research and design facilities are located in two adjacent buildings owned by the Company in Hillsboro, Oregon comprising a total of 90,000 square feet. The Company's executive, administrative, marketing and production activities are also located at these facilities. The Company believes that its existing Oregon facilities will be adequate to meet its requirements for the foreseeable future. The Company also leases a 41,000 square foot research and design facility in Milpitas, California under a five-year lease which expires in August 1998.

The Company leases space in various locations in the United States for its domestic sales offices, and also leases space in Hong Kong, London, Munich, Paris and Tokyo for its foreign sales offices. The Company also owns a 13,000 square foot research and development facility and approximately 6,000 square feet of dormitory facilities in Shanghai.

ITEM 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT.

As of May 31, 1995, the executive officers of the Company are as set forth below.

        Name              Age                        Position
- ---------------------     ---        ------------------------------------------

Cyrus Y. Tsui             49         President, Chief Executive Officer and
                                     Chairman of the Board

Albert L. Chan            45         Vice President, California Product
                                     Development

Stephen M. Donovan        44         Vice President, International Sales

Paul T. Kollar            49         Vice President, Sales

Steven A. Laub            36         Vice President and General Manager

Rodney F. Sloss           51         Vice President, Finance and Secretary

Jerry G. Taylor           46         Vice President, Oregon Product Development

Jonathan K. Yu            54         Vice President, Operations

Kenneth K. Yu             47         Vice President and Managing Director,
                                     Lattice Asia


Executive officers of the Company are appointed by the Board of Directors to serve at the discretion of the Board and hold office until the officers' successors are appointed.

Cyrus Y. Tsui joined the Company in September 1988 as President, Chief Executive Officer and Director, and in March 1991 was named Chairman of the Board. From 1987 until he joined the Company, Mr. Tsui was Corporate Vice President and General Manager of the Programmable Logic Division of AMD. He was Vice President and General Manager of MMI's Commercial Products Division from 1983 until the merger with AMD in 1987.

Albert L. Chan joined the Company in May 1989 as California Design Center Manager and has served since 1991 as Director, California Product Development Center. He was elected Vice President, California Product Development in August 1993. From 1988 until he joined the Company, Mr. Chan was Product Line Manager of the Programmable Gate Array Division of AMD. From 1983 to 1988 he held various engineering management positions at MMI and AMD.

Stephen M. Donovan joined the Company in October 1989 and has served as Director of Marketing and Director of International Sales. He was elected Vice President, International Sales in August 1993. Prior to joining the Company, Mr. Donovan served in several capacities at MMI and AMD, including Sales Director of the Major Accounts Group from 1988 to 1989, and General Manager, MMI Japan from 1986 to 1988.

Paul T. Kollar joined the Company in November 1985 and since that time has served as Vice President, Sales and Vice President, Sales and Marketing.

Steven A. Laub joined the Company in June 1990 as Vice President and General Manager. Prior to joining the Company, Mr. Laub was with Bain & Company, Inc., an international management consulting firm, from September 1983 to June 1990, most recently serving as a Vice President and senior member of the technology group.

Rodney F. Sloss joined the Company in May 1994 as Vice President, Finance and Corporate Secretary. From 1992 until he joined the Company, Mr. Sloss served as Chief Financial Officer of Alexander Haagen Company, a southern California based shopping center developer. He was a financial consultant with Sigoloff & Associates from 1990 to 1992, and from 1987 to 1990 Mr. Sloss served as Senior Vice President and Chief Financial Officer of Daisy Systems Corporation, a manufacturer of electronic design automation equipment.

Jerry G. Taylor joined the Company in May 1995 as Vice President, Oregon Product Development. From 1993 to until Mr. Taylor joined the Company, he pursued personal interests and was not engaged in business activities. From 1990 to 1993, Mr. Taylor was the Vice President of Product Development and Quality for Benchmarq Microelectronics, a semiconductor company founded in 1989 specializing in mixed signed products. Prior to that time, Mr. Taylor held senior management positions with Fairchild Semiconductor and Mostek Corporation.

Jonathan K. Yu joined the Company in February 1992 as Vice President, Operations. From 1987 until he joined the Company, Mr. Yu was President and Chief Executive Officer of Silicon Connections Corporation, a manufacturer of high speed BiCMOS logic and memory products. He served as President and Chief Operating Officer of Applied Micro Circuits Corporation, a manufacturer of high speed ASICs, from 1984 to 1987.

Kenneth K. Yu joined the Company in January 1991 as Director of Process Technology. He has served as Managing Director, Lattice Asia since November 1992 and was elected Vice President in August 1993. From 1987 to 1990 Mr. Yu was Vice President of Northwest Technology Group, a management and technology consulting firm. From 1984 to 1987 he served as Vice President of Development for Ateq Corporation, a manufacturer of high-speed laser lithography tools.

                        PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
     RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the over-the-counter market and prices are quoted on the NASDAQ National Market System under the symbol "LSCC". The following table sets forth the high and low sale prices for the common stock for the last two fiscal years and for the period since April 1, 1995. On June 19, 1995, the last reported sale price of the common stock was $35 1/4. All share prices have been adjusted for the three-for-two stock split effected in the form of a stock dividend which was paid on July 6, 1993. As of June 19, 1995, the Company had approximately 6,500 beneficial owners of its common stock.

                                                High                     Low
                                              --------                --------
Fiscal 1994:
  First Quarter. . . . . . . . . . . . . . .$20 13/16                 $14 11/16
  Second Quarter . . . . . . . . . . . . . .   26 3/4                    14 3/4
  Third Quarter. . . . . . . . . . . . . . .   24 3/4                    12 1/4
  Fourth Quarter . . . . . . . . . . . . . .   19 3/8                        14

Fiscal 1995:
  First Quarter. . . . . . . . . . . . . . .  $19 5/8                 $14  3/4
  Second Quarter . . . . . . . . . . . . . .   20 1/8                       17
  Third Quarter. . . . . . . . . . . . . . .   19 3/8                   15 1/2
  Fourth Quarter . . . . . . . . . . . . . .   27 1/8                   16 3/8

Fiscal 1996:
  First Quarter (through June 19, 1995). . .  $35 5/8                      $23

The payment of dividends on the common stock is within the discretion of the Company's Board of Directors. The Company intends to retain earnings to finance the growth of its business. The Company has not paid cash dividends on its common stock and the Board of Directors does not expect to declare cash dividends on the common stock in the near future.


ITEM 6. SELECTED FINANCIAL DATA.

The information required by this Item is set forth in the Company's 1995 Annual Report to Stockholders at page 17 under the caption "Selected Financial Data", which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this Item is set forth in the Company's 1995 Annual Report to Stockholders at pages 14 through 16 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


FINANCIAL STATEMENTS

The information required by this Item is set forth in the Company's 1995 Annual Report to Stockholders, at pages 17 through 24, which information is incorporated herein by reference.


                                                             PAGE
                                                             ----
FINANCIAL STATEMENT SCHEDULES

  Report of Independent Accountants on Financial
    Statement Schedules  . . . . . . . . . . . . . . . . . . .S-1


  Schedule VIII - Valuation and qualifying
    accounts . . . . . . . . . . . . . . . . . . . . . . . . .S-2

       No other schedules are included because the required information is inapplicable, not required or is presented in the financial statements or related notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


With the exception of the information expressly incorporated by reference from the Annual Report to Stockholders into Parts II and IV of this Form 10-K, the Company's Annual Report to Stockholders is not to be deemed filed as part of this Report.

                                    PART III


Certain information required by Part III is omitted from this Report in that the registrant will file its definitive proxy statement for the Annual Meeting of Stockholders to be held on August 14, 1995, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item with respect to directors of the Company is included under "Proposal 1: Election of Directors" in the Company's Proxy Statement and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item with respect to executive compensation is included under "Proposal 1: Election of Directors," "Executive Compensation" and "Comparison of Total Cumulative Stockholder Return" in the Company's Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management".


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is included under "Proposal 1: Election of Directors - Transactions with Management" in the Company's Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
     REPORTS ON FORM 8-K.

     (a)(1) and (2)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                     The information required by this item is included under
                     Item 8 of this Report.

          (a)(3)     EXHIBITS.

            3.1 Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
                     1990).

            3.2      Bylaws, as amended (Incorporated by reference to Exhibit
                     3.2 filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1991).

            4.1 Preferred Shares Rights Agreement dated as of September 11, 1991 between Lattice Semiconductor Corporation and First Interstate Bank of Oregon, N.A., as Rights Agent (Incorporated by reference to Exhibit 1 filed with the Company's Registration Statement on Form 8-A on September 13, 1991).

           10.1 Manufacturing and Technology Development Agreement dated October 31, 1990 between Chartered Semiconductor Pte. Ltd. and Lattice Semiconductor Corporation (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1990).(1)

           10.2 Licensing, Co-development and Manufacturing Agreement between National Semiconductor Corporation and Lattice Semiconductor Corporation dated April 15, 1987 (Incorporated by reference to Exhibit 10.2, File No. 33-31231).(1)

           10.3 Patent License Agreement dated November 10, 1989 between Monolithic Memories, Inc. and Lattice Semiconductor Corporation, as amended (Incorporated by reference to Exhibit 10.3, File No. 33-31231).(1)

           10.4 Production and Non-exclusive License Agreement dated January 19, 1987 between Lattice Semiconductor Corporation and SGS Semiconductor Corporation (Incorporated by reference to Exhibit 10.4, File No. 33-31231).(1)

           10.5 Manufacturing Agreement dated February 18, 1988 between Lattice Semiconductor Corporation and S-MOS Systems, Inc. (Incorporated by reference to Exhibit 10.5, File No. 33-35427).(1)

           10.6 Extension effective December 31, 1990 to Manufacturing Agreement dated February 18, 1988 between Lattice Semiconductor Corporation and S-MOS Systems, Inc. (Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1991).

           10.7 Form of Distributor Agreement (Incorporated by reference to Exhibit 10.6, File No. 33-31231).

           10.8 Form of Representative Agreement (Incorporated by reference to Exhibit 10.7, File No. 33-31231).

           10.9 * Lattice Semiconductor Corporation 1988 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit
                     10.9 filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1992).

           10.10 * Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.9, File No. 33-31231).

           10.11 * Employment Letter dated September 2, 1988 from Lattice Semiconductor Corporation to Cyrus Y. Tsui (Incorporated by reference to Exhibit 10.10, File No. 33-31231).

           10.12 Form of Proprietary Rights Agreement (Incorporated by reference Exhibit 10.11, File No. 33-31231).

           10.13 * Outside Directors Compensation Plan (Incorporated by reference to Exhibit 10.12, File No. 33-31231).

          10.14 * Amended Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 10.13, File No. 33-35427).

          10.15 * 1993 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 10.15 filed with the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1993).

          10.16 * Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.16 filed with the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1993).

          10.17 Advance Production Payment Agreement dated July, 5, 1994 among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems Inc. (1)

          10.18 Engineering Payment Agreement dated July 5, 1994 among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems Inc.

          11.1       Computation of Net Income Per Share.

          13.1       1995 Annual Report to Stockholders

          21.1       Subsidiaries of the Registrant.

          23.1       Consent of Independent Accountants.

          24.1       Power of Attorney (see page 21).

            27       Financial Data Schedule for Twelve Months Ended April 1,
                     1995.

- -------------------
(1) Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to
          Item 14(c) thereof.

(b)    No reports on Form 8-K were filed during the last quarter of fiscal
       1995.

(c)    See (a)(3) above.

(d)    See (a)(1) and (2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hillsboro, State of Oregon, on the 23rd of June, 1995.

                                    LATTICE SEMICONDUCTOR CORPORATION

                                    By: /s/Rodney F. Sloss
                                         ------------------------------------
                                        Rodney F. Sloss, Vice President,
                                        Finance

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cyrus Y. Tsui and Rodney F. Sloss, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on the 23rd day of June, 1995 on behalf of the Registrant and in the capacities indicated:


          SIGNATURE                                  TITLE
- -------------------------------------- -------------------------------------

/s/Cyrus Y. Tsui                       President, Chief Executive Officer
- -------------------------------------  and Chairman of the Board (Principal
Cyrus Y. Tsui                          Executive Officer)


/s/Rodney F. Sloss                     Vice President Finance (Principal
- -------------------------------------  Financial and Accounting Officer)
Rodney F. Sloss




/s/Daniel S. Hauer                     Director
- -------------------------------------
Daniel S. Hauer


/s/Harry A. Merlo                      Director
- -------------------------------------
Harry A. Merlo

          SIGNATURE                                  TITLE
- -------------------------------------- -------------------------------------


/s/Larry W. Sonsini                    Director
- -------------------------------------
Larry W. Sonsini


/s/Douglas C. Strain                   Director
- -------------------------------------
Douglas C. Strain

                         121 S.W. Morrison Street      Telephone: 503-224-9040
                         Suite 1800                    Facsimile: 503-223-9051
                         Portland, Oregon 97204
- -------------------------------------------------------------------------------
PRICE WATERHOUSE LLP                                                    [LOGO]

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
  of Lattice Semiconductor Corporation


Our audit's of the consolidated financial statements referred to in our report dated April 20, 1995 appearing on page 24 of the 1995 Annual Report to Stockholders of Lattice Semiconductor Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Portland, Oregon
April 20, 1995

                                                                   Schedule VIII


                        LATTICE SEMICONDUCTOR CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


     Column A                                      Column B       Column C       Column D       Column E       Column F
     --------                                      --------       --------       --------       --------       --------
                                                                                Charged to
                                                   Balance at    Charged to        other       Write-offs      Balance
                                                  beginning of    costs and      accounts        net of       at end of
     Classification                                  period       expenses      (describe)     recoveries      period
     --------------                                  ------       --------      -----------    ----------      ------
Year ended April 3, 1993:
     Allowance for doubtful accounts . . . . . . .     $416         $601             $  -        $(394)          $623
                                                       ----         ----             ----        -----           ----
                                                       ----         ----             ----        -----           ----

Year ended April 2, 1994:
     Allowance for deferred tax asset. . . . . . .        -       $2,420                -             -        $2,420
     Allowance for doubtful accounts . . . . . . .      623            -                -            74           697
                                                       ----        -----             ----          ----         -----
                                                       $623       $2,420             $  -          $ 74        $3,117
                                                       ----       ------             ----          ----        ------
                                                       ----       ------             ----          ----        ------


Year ended April 1, 1995:
     Allowance for deferred tax asset. . . . . . .   $2,420         $399                -            -         $2,819
     Allowance for doubtful accounts . . . . . . .      697           75                -          (29)           743
                                                        ---          ---              ---         ----           ----
                                                     $3,117         $474              $ -         $(29)        $3,562
                                                     ------         ----              ---         ----         ------
                                                     ------         ----              ---         ----         ------