Form 10-Q
period 1995-07-01
LATTICE SEMICONDUCTOR CORP
filed 1995-08-04
CIK 855658

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 1995

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number 0 - 18032
                       ---------

                        LATTICE SEMICONDUCTOR CORPORATION

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


At July 1, 1995, there were 19,189,483 shares of the Registrant's common stock, $.01 par value, outstanding.

                        LATTICE SEMICONDUCTOR CORPORATION

                                      INDEX

                 PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Statement of Operations -
          Three Months Ended July 1, 1995 and
          July 2, 1994                                       3

          Consolidated Balance Sheet - July 1, 1995
          and April 1, 1995                                  4

          Consolidated Statement of Cash Flows -
          Three Months Ended July 1, 1995
          and July 2, 1994                                   5

          Notes to Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      8


                          PART II.    OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                  16

          Signatures                                        17

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                        LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                  Three Months Ended
                                                                 --------------------

                                                                July 1,        July 2,
                                                                 1995           1994
                                                             -----------    -----------
Revenue                                                       $ 45,013       $ 32,913

Costs and expenses:
    Cost of products sold                                       18,769         13,418
    Research and development                                     6,383          5,306
    Selling, general and administrative                          7,371          5,769
                                                             -----------    -----------

       Total costs and expenses                                 32,523         24,493
                                                             -----------    -----------

Income from operations                                          12,490          8,420

Other income, net                                                1,015            669
                                                             -----------    -----------

Income before provision for income taxes                        13,505          9,089

Provision for income taxes                                       4,659          3,090
                                                             -----------    -----------
Net income                                                    $  8,846       $  5,999
                                                             -----------    -----------
                                                             -----------    -----------

Net income per share                                          $   0.45       $   0.32
                                                             -----------    -----------
                                                             -----------    -----------

Weighted average common and
    common equivalent shares
     outstanding                                                19,811         19,002
                                                             -----------    -----------
                                                             -----------    -----------


See accompanying Notes to Consolidated Financial Statements

                        LATTICE SEMICONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                   Assets                                          July 1,        April 1,
                                                                    1995            1995
                                                                 -----------    -----------
                                                                 (unaudited)
Current assets:
    Cash and cash equivalents                                    $   15,613     $    7,697
    Short-term investments                                           82,661         81,113
    Accounts receivable                                              13,772         18,147
    Inventories                                                      16,592         14,131
    Prepaid expenses and other current assets                        12,807         12,751
    Deferred income taxes                                             8,065          7,302
                                                                 -----------    -----------

         Total current assets                                       149,510        141,141

Wafer supply advance                                                 29,172         31,320
Property and equipment, net                                          21,868         20,115
Other assets                                                            376            341
                                                                 -----------    -----------

                                                                 $  200,926     $  192,917
                                                                 -----------    -----------
                                                                 -----------    -----------

    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                        $   15,612     $   18,163
    Deferred income on sales to
      distributors                                                   11,466         11,751
    Income taxes payable                                              1,957          5,206
                                                                 -----------    -----------
         Total current liabilities                                   29,035         35,120

Commitments and contingencies                                            --             --

Stockholders' equity:
    Preferred stock, $.01 par value,
      10,000,000 shares authorized; none
      issued or outstanding                                              --             --
    Common stock, $.01 par value,
      100,000,000 shares authorized, 19,189,483 and
      18,889,703 shares issued and outstanding                          192            189
    Paid-in capital                                                  88,047         82,802
    Retained earnings                                                83,652         74,806
                                                                 -----------    -----------
         Total stockholders' equity                                 171,891        157,797
                                                                 -----------    -----------
                                                                 $  200,926     $  192,917
                                                                 -----------    -----------
                                                                 -----------    -----------

See accompanying Notes to Consolidated Financial Statements.

                        LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                          Three Months Ended
                                                        ----------------------
                                                           July 1,      July 2,
                                                            1995         1994
                                                        ---------    ---------
Cash flows from operating activities:
     Net income                                         $   8,846    $   5,999
     Adjustments to reconcile net income to
     net cash provided by operating activities:
          Depreciation                                      1,771        1,486
          Changes in assets and liabilities:
               Accounts receivable                          4,375       (1,622)
               Inventories                                 (2,461)       2,319
               Prepaid expenses and other assets              (91)         284
               Wafer supply advance                         2,148           --
               Deferred income taxes                         (763)          --
               Accounts payable and other accrued
                 expenses                                  (2,551)       2,889
               Income taxes payable                        (3,249)        (164)
               Deferred income                               (285)         174
                                                        ---------    ---------

          Total adjustments                                (1,106)       5,368
                                                        ---------    ---------

     Net cash provided by operating activities              7,740       11,367
                                                        ---------    ---------

Cash flows from investing activities:
     Purchase of short-term investments, net               (1,548)     (10,428)
     Capital expenditures                                  (3,545)        (549)
     Proceeds from sale of equipment                           21           --
                                                        ---------    ---------

     Net cash used by investing activities                 (5,072)     (10,977)
                                                        ---------    ---------

Cash flows from financing acitivities:
     Net proceeds from issuance of stock                    5,248          966
                                                        ---------    ---------

     Net cash provided by financing activities              5,248          966
                                                        ---------    ---------

Net increase in cash and cash equivalents                   7,916        1,356

Beginning cash and cash equivalents                         7,697       18,363
                                                        ---------    ---------

Ending cash and cash equivalents                        $  15,613    $  19,719
                                                        ---------    ---------
                                                        ---------    ---------

See accompanying Notes to Consolidated Financial Statements.

                        LATTICE SEMICONDUCTOR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  Basis of Presentation

     The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 1, 1995.

     The Company reports on a 52 or 53 week fiscal year, which ends on the Saturday closest to March 31. The accompanying financial statements include the accounts of Lattice Semiconductor Corporation and its wholly-owned subsidiaries, Lattice Semiconducteurs SARL, Lattice GmbH, Lattice Semiconductor KK, Lattice Semiconductor (Shanghai) Co. Ltd., Lattice Semiconductor Asia Ltd., Lattice Semiconductor International Ltd. and Lattice UK Limited. The operations of the subsidiaries have not been significant to date and all intercompany accounts and transactions have been eliminated. The results of the interim period are not necessarily indicative of the results for the entire year.

(2)  Revenue Recognition

     Revenue from sales to OEM (original equipment manufacturer) customers is recognized upon shipment. Certain of the Company's sales are made to distributors under agreements providing price protection and right of return on unsold merchandise. Revenue and costs relating to distributor sales are deferred until the product is sold by the distributor and the related revenue and costs are then reflected in income.

(3)  Net Income Per Share

     Net income per share is computed based on the weighted average number of shares of common stock and common stock equivalents assumed to be outstanding during the period (using the treasury stock method). Common stock equivalents consist of stock options and warrants to purchase common stock.

(4)  Inventories (in thousands):   July 1,        April 1,
                                     1995           1995
                                   --------       --------

     Work in progress              $10,106        $ 9,686
     Finished goods                  6,486          4,445
                                   --------       --------
                                   $16,592        $14,131
                                   --------       --------
                                   --------       --------

(5)  Changes in Stockholders' Equity (in thousands):

                                   Common    Paid-in    Retained
                                   Stock     Capital    Earnings      Total
                                   ------    -------   -----------  ---------

     Balances, April 1, 1995      $  189     $82,802   $ 74,806   $ 157,797

     Stock option exercises            3       5,165         --       5,168

     Other                            --          80         --          80

     Net income for the
       three-month period             --          --      8,846       8,846
                                   -----     -------   --------    --------

     Balances, July 1, 1995        $ 192     $88,047   $ 83,652   $ 171,891
                                   -----     -------   --------   ---------
                                   -----     -------   --------   ---------

(6)  Commitments and Contingencies

     The Company is exposed to certain asserted and unasserted potential claims. Patent and other proprietary rights infringement claims are common in the semiconductor industry and the Company has received a letter from a semiconductor manufacturer stating that it believes certain patents held by it cover products sold by the Company. While this manufacturer has offered to license certain of such patents to the Company, there can be no assurance that, on this or any other claim which may be made against the Company, the Company could obtain a license on terms or under conditions that would not be unfavorable to the Company. Management believes that the disposition of these claims will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUE

Revenue was $45.0 million in the first quarter of fiscal 1996, an increase of
37% over the first quarter of fiscal 1995.   Substantially all of the Company's
revenue is derived from sales of programmable logic devices (PLDs). The majority of the Company's revenue for the periods presented was derived from sales of GAL (Generic Array Logic) products, which address the low-density segment of the CMOS programmable logic market. The majority of the Company's revenue growth for the periods presented resulted from the sales of new products, primarily in the high-density segment of the PLD market. The Company entered the high-density segment of the PLD market in fiscal 1993 with its pLSI and ispLSI product families. Revenue from international sales was approximately 48% in the first quarter of fiscal 1996 as compared to 44% for the first quarter of fiscal 1995. The Company expects export sales to continue to represent a significant portion of revenue.

Overall average selling prices remained relatively constant between the two fiscal quarters. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products. The Company's ability to maintain its recent trend of revenue growth and market penetration is in large part dependent on the continued development, introduction and market acceptance of new products.

GROSS MARGIN

The Company's gross margin as a percentage of revenue was 58% in the first quarter of fiscal 1996 as compared to 59% for the same quarter of fiscal 1995. The decrease in gross margin percentage versus the first quarter of fiscal 1995 was primarily due to higher period costs associated with increased production of high-density products offsetting improved capacity utilization and other reductions in the Company's manufacturing costs. Profit margins on older products tend to decrease over time as selling prices decline, but the Company's strategy has been to offset these decreases by continuously introducing new products with higher margins.

RESEARCH AND DEVELOPMENT

Research and development expense increased by approximately $1.1 million, or 20%, from the first quarter of fiscal 1995 to the first quarter of fiscal 1996. Such expense represented 14% of revenue in the fiscal 1996 quarter as compared to 16% in the fiscal 1995 quarter. The spending increases were related primarily to the development of new technologies and new products, including the Company's high-density product families and their related software development tools. The Company believes that a continued commitment to research and development is essential in order to maintain product leadership, and therefore expects to continue to make significant investments in research and development in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased by approximately $1.6 million, or 28%, between the first quarter of fiscal 1995 and the comparable fiscal 1996 quarter. This increase was primarily due to expansion of the Company's sales force, the addition of field application engineers to provide enhanced customer assistance, and higher sales commissions associated with the higher revenue levels. Selling, general and administrative expense as a percentage of revenue decreased slightly from 17.5% in the first quarter of fiscal 1995 to just under 16.5% in the first quarter of fiscal 1996.

INTEREST AND OTHER INCOME

Interest and other income (net of expense), while remaining relatively constant as a percentage of revenue, increased by approximately $346,000, or 52%, from the first quarter of fiscal 1995 to the first quarter of fiscal 1996. This was due primarily to higher interest rates in the fiscal 1996 period.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 34.5% for the first quarter of fiscal 1996 as compared to 34% recorded in the fiscal 1995 first quarter. This increase occurred primarily because of the utilization of the Company's remaining tax credit carryforwards during fiscal 1995.

Deferred tax asset valuation allowances are recorded to offset deferred tax assets that can only be realized by earning taxable income in distant future years. Management established the valuation allowances because it cannot determine if it is more likely than not that such income will be earned.

FACTORS AFFECTING FUTURE RESULTS

The Company believes that its future operating results will be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, the timing of new product introductions, price erosion, product obsolescence, adverse dollar-yen exchange rate movements, variations in product mix, scheduling, rescheduling and cancellation of large orders, competitive factors, the availability of manufacturing capacity, the ability to develop and implement new process technologies, fluctuations in manufacturing yields, changes in effective tax rates and litigation expenses. Due to these and other factors, the Company's past results are a less useful predictor of future results than is the case in more mature and less dynamic industries. The Company has increased its level of operating expenses and investment in manufacturing capacity in anticipation of future growth in revenues, primarily from increased sales of its high-density products. To the extent that this revenue growth does not materialize, the Company's operating results would be adversely affected.

The Company does not manufacture finished silicon wafers. Its products, however, require wafers manufactured with state-of-the-art fabrication equipment and techniques. Accordingly, the Company's strategy has been to maintain relationships with large semiconductor manufacturers for the production of its wafers. All of its silicon wafers are currently manufactured by Seiko Epson Corporation ("Seiko Epson") in Japan and sold to the Company, through Seiko Epson's affiliated U.S. distributor, S MOS Systems, Inc. ("S MOS"). An interruption in supply from Seiko Epson through S MOS would have a material adverse effect on the Company's business.

Worldwide manufacturing capacity for silicon wafers is limited and inelastic. Therefore, significant increases in demand or interruptions in supply could adversely affect the Company. Through fiscal 1995, the Company has been successful in obtaining adequate wafer capacity commitments and has not experienced any material difficulties or delays in the supply of wafers. Presently, demand on wafer suppliers is growing and existing capacity commitments may not be sufficient to permit the Company to satisfy all of its customers' demand in future periods. The Company negotiates wafer prices and certain wafer supply commitments with Seiko Epson and S MOS on an annual basis, and, in some cases, as frequently as biannually. Moreover, wafer prices and commitments are subject to continuing review and revision by the parties. Although current commitments are anticipated to be adequate through fiscal 1996, Seiko Epson and S MOS have recently advised the Company that due to high levels of demand and limited manufacturing capacity there are significant uncertainties as to whether they will be able to supply wafers to the Company for the Company's fiscal 1997 at increased levels relative to fiscal 1996 or even in quantities consistent with historical levels. These uncertainties are unlikely to be clarified prior to early calendar 1996 when the Company, Seiko Epson and S MOS normally negotiate wafer price and supply commitments, and may continue so long as current conditions persist. Although the Company believes Seiko Epson is making efforts to increase its wafer manufacturing production capacity, there can be no assurance that Seiko Epson and S MOS will not reduce their allocations of wafers or increase prices to the Company in future periods or that any such changes could be offset pursuant to arrangements with alternate sources of supply. If any substantial reduction of supply or substantial price increase were to occur, the Company's operating results would be materially adversely affected. Accordingly, the Company's future revenue growth will depend in large part on improving yields of die per wafer through reductions in the die size of its products, shifting capacity to a higher revenue per wafer product mix or increasing its wafer capacity allocations from Seiko Epson and S MOS or from other wafer suppliers. There can be no assurance that the Company will be successful in improving yields, enhancing product mix or increasing wafer capacity.

The Company's wafer purchases from Seiko Epson are denominated in Japanese yen. During the first two calendar quarters of 1995, the dollar lost substantial value with respect to the yen. There is no assurance that the value of the dollar with respect to the yen will not deteriorate further. Any substantial continued deterioration of dollar-yen exchange rates could have a material adverse effect on the Company's results of operations.

The Company depends upon its wafer supplier to produce wafers with acceptable yields and to deliver them to the Company in a timely manner. Substantially all of the Company's revenues are derived from products based on E2CMOS process technology. Successful implementation of the Company's proprietary E2CMOS process technology, UltraMOS, requires a high degree of coordination between the Company and its wafer supplier. Therefore, significant lead time would be required to reach volume production at a new wafer supply location. The manufacture of high performance E2CMOS semiconductor wafers is a complex process that requires a high degree of technical skill, state-of-the-art equipment and effective cooperation between the wafer supplier and the circuit designer to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. As is common in the semiconductor industry, the Company has from time to time experienced in the past and expects that it will experience in the future production yield problems and delivery delays. Any prolonged inability to obtain adequate yields or deliveries could adversely affect the Company's operating results.

The Company expects that, as is customary in the semiconductor business, it will in the future seek to convert its fabrication process technology to larger wafer sizes, to smaller device geometries or to new or additional suppliers in order to maintain or enhance its competitive position. Such conversions entail inherent technological risks that could adversely affect yields and delivery times and could have a material adverse impact on the Company's operating results. To a considerable extent, the Company's ability to execute its strategies will depend upon its ability to maintain and enhance its advanced process technologies. As the Company does not presently own or operate its own wafer fabrication or process development facility, it currently depends upon Seiko Epson to provide the facilities and support for its process development. In light of this dependency and the intensely competitive nature of the semiconductor industry, there is no assurance that either process technology development or timely product introduction can be sustained in the future.

In order to remain competitive, the Company must continue to make significant investments in capital equipment and expansion of facilities, as well as in research and development. Development and implementation of sub-micron manufacturing processes is particularly capital intensive, requiring significant investments in new state-of-the-art equipment. The Company believes that existing cash balances, cash flow from operations and available equipment financing will be sufficient to meet the Company's liquidity and capital requirements in the near future. However, the Company is currently exploring methods of increasing both its internal and external manufacturing capacity. As a result, the Company may be required or choose to seek additional equity or debt financing to fund further expansion of its internal or external wafer fabrication capacity or for other purposes. The timing and amount of such capital requirements cannot be precisely determined and will depend on a number of factors, including demand for the Company's products, product mix, changes in semiconductor industry conditions and competitive factors. There can be no assurance that such additional financing will be available when needed or, if available, will be on satisfactory terms. The failure to obtain financing would hinder the Company's ability to make continued investments in capital equipment and facilities, which could materially adversely affect the Company's results of operations.

Because of the rapid rate of technological change in the semiconductor industry, the Company's success will ultimately depend in large part on its ability to introduce new products on a timely basis that meet a market need at a competitive price and with acceptable margins as well as enhancing the performance of its existing products. The success of new products depends on a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance, quality and reliability in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. New and enhanced products are continually being introduced into the Company's markets by others, and these products can be expected to affect the competitive environment in the markets in which they are introduced. There is no assurance that the Company will be successful in enhancing its existing products or in selecting, developing, manufacturing, marketing and selling new products.

The majority of the Company's revenue and gross margin percentage over the past three fiscal years was due to revenues from low-density GAL (Generic Array Logic) products, many of which are second sourced by other suppliers. Continued revenue growth will be largely dependent on market acceptance of the Company's new and proprietary products, including its high-density product families, and market acceptance of the Company's proprietary software development tools. There can be no assurance that the Company's product and process development efforts will be successful or that new products, including the Company's new high-density products, will continue to achieve market acceptance. If the Company were unable to successfully define, develop and introduce competitive new products in a timely manner, its future operating results would be adversely affected.

The semiconductor industry is intensely competitive and is characterized by rapid technological change, sudden price fluctuations, general price erosion, rapid rates of product obsolescence, periodic shortages of materials and manufacturing capacity and variations in manufacturing costs and yields. The Company's competitive position is affected by all of these factors and by industry competition for effective sales and distribution channels. The Company's existing and potential competitors range from established major domestic and international semiconductor companies to emerging companies. Many of the Company's competitors have substantially greater financial, technological, manufacturing, marketing and sales resources than the Company. The Company faces direct competition from companies that have developed or licensed similar technology and from licensees of the Company's products and technology. It faces indirect competition from a wide variety of semiconductor companies offering products and solutions based on alternative technologies. Although to date the Company has not experienced significant competition from companies located outside the United States, such companies may become a more significant competitive factor in the future. As the Company and its current competitors seek to expand their markets, competition may increase. Any such increases in competition could have an adverse effect on the Company's operating results. Development of new technologies that have price/performance characteristics superior to the Company's technologies could adversely affect the Company's results of operations. There can be no assurance that the Company will be able to develop and market new products successfully or that the products introduced by others will not render the Company's products or technologies non-competitive or obsolete. The Company expects that its markets will become more competitive in the future.

In addition, the semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity and accelerated erosion of average selling prices. The Company's rate of growth in recent periods has been positively impacted by recent trends in the semiconductor industry. Any material increase in industry-wide production capacity, shift in industry capacity toward products competitive with the Company's products, reduced demand or reduced growth in demand or other factors could result in a rapid decline in product pricing and have a material adverse effect on the Company's operating results.

International revenues accounted for 44% of the Company's revenue in the first quarter of fiscal 1995 and 48% of the Company's revenue for the first quarter of fiscal 1996. The Company believes that international revenues will continue to represent a significant percentage of net revenues. International revenues and operations may be adversely affected by the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations.

The future success of the Company is dependent, in part, on its ability to attract and retain highly qualified technical and management personnel, particularly highly skilled engineers involved in new product, both silicon and software, and process technology development. Competition for such personnel is intense. There can be no assurance that the Company will be able to retain its existing key technical and management personnel or attract additional qualified employees in the future. The loss of key technical or management personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business.

The Company currently depends on Seiko Epson, a Japanese company, for the manufacture of all of its finished silicon wafers. In addition, after wafer manufacturing is completed and each wafer is tested, products are assembled by subcontractors in South Korea and the Philippines. Although the Company's subcontractors have not recently experienced any serious work stoppages, the social and political situations in these countries are volatile, and any prolonged work stoppages or other disruptions in the Company's ability to manufacture and assemble its product would have a material adverse effect on the Company's operating results. Economic risks in these foreign countries, such as changes in tax laws, tariffs, or freight rates, or interruptions in air transportation, could have a material adverse effect on the Company's operating results. Furthermore, natural disasters in these foreign countries, such as earthquake, fire or flood, could have a material adverse effect on the Company's operating results.

The market price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, shortfalls in revenues or earnings from levels expected by securities analysts and other factors such as announcements of technological innovations or new products by the Company or by the Company's competitors, government regulations, developments in patent or other proprietary rights, and developments in the Company's relationships with parties to collaborative agreements. In addition, the stock market has recently experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as economic conditions generally, and in the semiconductor industry specifically, may adversely affect the market price of the Company's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

As of July 1, 1995, the Company's principal source of liquidity was $98.3 million of cash and short-term investments, an increase of $9.5 million from the balance of $88.8 million at April 1, 1995. This increase was primarily the result of cash generated from operations. The Company also has available an unsecured $10 million demand bank credit facility with interest due on outstanding balances at a money market rate. This facility has not been used.

Accounts receivable decreased 24% as compared to the balances at April 1, 1995. This decrease was primarily due to the timing of receipts from customers. Inventories increased by 17% versus amounts recorded at April 1, 1995 due to increased production in response to higher revenue levels and a higher proportion of finished products. Accounts payable and accrued expenses decreased 20% as compared to the balance at April 1, 1995 due to the timing of payments more than offsetting increased expense activity related to the higher revenue levels.

The decrease in income taxes payable of $3.2 million between April 1, 1995 and July 1, 1995 is primarily attributable to the timing of quarterly tax payments.

Substantially all of the Company's silicon wafer purchases are denominated in Japanese yen. The Company maintains yen-denominated bank accounts and bills its Japanese customers in yen. The yen bank deposits utilized to hedge yen-denominated wafer purchases are accounted for as identifiable hedges against specific and firm wafer purchases.

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

                          PART II.   OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits.

               11.1      Computation of Net Income Per Share

               27        Financial Data Schedule for Three Months Ended
                         July 1, 1995

          (b) No reports on Form 8-K were filed during the three months ended July 1, 1995.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LATTICE SEMICONDUCTOR CORPORATION


Date:   August 4, 1995                    Rodney F. Sloss
      ---------------------------       ---------------------------------
                                        By:  Rodney F. Sloss
                                        Vice President, Finance
                                        (Principal Financial and Accounting
                                         Officer)