Form 10-Q/A
period 1995-09-30
LATTICE SEMICONDUCTOR CORP
filed 1995-11-06
CIK 855658

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number 0 - 18032
                       ---------

                        LATTICE SEMICONDUCTOR CORPORATION

             (Exact name of Registrant as specified in its charter)

STATE OF DELAWARE                                                     93-0835214
-------------------------------------------------------------------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

5555 N.E. MOORE COURT, HILLSBORO, OREGON                              97124-6421
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (503) 681-0118

              (Registrant's telephone number, including area code)

                        ________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                       -------    -------

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

Worldwide manufacturing capacity for silicon wafers is limited and inelastic. Therefore, significant increases in demand or interruptions in supply could adversely affect the Company. Through fiscal 1995, the Company has been successful in obtaining adequate wafer capacity commitments and has not experienced any material difficulties or delays in the supply of wafers. Presently, demand on wafer suppliers for silicon wafers is growing and existing capacity commitments may not be sufficient to permit the Company to satisfy all of its customers' demand in future periods. The Company negotiates wafer prices and certain wafer supply commitments with Seiko Epson and S MOS on an annual basis, and, in some cases, as frequently as semiannually. Moreover, wafer prices and commitments are subject to continuing review and revision by the parties. Although current commitments are anticipated to be adequate through fiscal 1996, Seiko Epson and S MOS advised the Company in July 1995 that, due to high levels of demand and limited manufacturing capacity, there were significant uncertainties as to whether they would be able to supply wafers to the Company for the Company's fiscal 1997 at increased levels relative to fiscal 1996 or even at historical levels. More recently, however, the Company received indications from Seiko Epson and S MOS that they believe they will be able to supply wafers to the Company in fiscal 1997 at levels moderately higher than in fiscal 1996. In addition, the Company recently obtained a commitment from UMC to supply the Company with sub-micron wafers beginning in the first calendar quarter of 1996 and continuing with phased increases for several years. Wafer prices and other purchase terms are expected to be negotiated prior to initiating wafer production and will be subject to periodic adjustment. The availability of wafers from UMC will depend on, among other things, UMC successfully achieving volume production. There can be no assurance that UMC will successfully achieve volume production of Company wafers or that Seiko Epson, S MOS or UMC will not reduce their allocations of wafers or increase prices to the Company in future periods or that any such reduction in supply could be offset pursuant to arrangements with alternate sources of supply. If any substantial reduction of supply or substantial price increase were to occur, the Company's operating results would be materially xadversely affected. The Company's future revenue growth will depend in part on improving yields of die per wafer through reductions in the die size of its products, shifting capacity to a higher revenue per wafer product mix, successfully achieving production volumes at UMC, increasing its wafer allocations from its suppliers or obtaining additional wafer allocations from other suppliers. There can be no assurance that the Company will be successful in improving yields, enhancing product mix, achieving volume production at UMC or otherwise increasing wafer supply.

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

International revenues accounted for 47% and 49% of the Company's revenues for the first six months of fiscal 1995 and fiscal 1996, respectively. The
Company believes that international revenues will continue to represent a significant percentage of revenues. International revenues and operations may be adversely affected by the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations.

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

     The Company entered into a series of agreements with UMC in September 1995 pursuant to which the Company has agreed to join UMC and several other companies to form a separate Taiwanese company for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China. Under the terms of the agreements, the Company will invest $60 million, payable in three installments over the next two and one-half years, for a 10% equity interest in the corporation and the right to receive a percentage of the facility's wafer production at market prices.
The timing of the payments is related to certain milestones in the development of the advanced semiconductor manufacturing facility. The first payment, in the amount of $15 million, is expected to be required during the quarter ending December 30, 1995, the second payment, in the amount of $30 million, is anticipated to be required during the three months ending February 1997, and the final payment, in the amount of $15 million, is anticipated to be required within the six months ending March 1998. The Company expects to finance these payments from existing sources of liquidity, funds generated from operations and, if consummated, the proceeds of a proposed public offering of common stock by the Company. As a result of these payments, the Company's working capital will be reduced by an aggregate of $60 million over the time period of the payments.

     The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on October 17, 1995 relating to a proposed public offering of up to 2,875,000 shares of common stock (including an over-allotment option to purchase 375,000 shares in favor of the underwriters). The Company intends to use the proceeds of this proposed offering primarily for expansion and maintenance of its wafer supply and assembly capacity, including funding the joint venture with UMC, and other general corporate purposes, including procurement of additional capital equipment and facilities to expand the Company's internal manufacturing capacity, development of new products, and potential acquisitions of businesses, products, or technologies that would complement the Company's businesses. Successful consummation of this offering will depend on market conditions and other factors. There is no assurance that the proposed offering will be completed.

     The Company believes its existing sources of liquidity (whether or not the proposed offering is consummated) and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated cash needs for the next twelve months, including the anticipated required payment to UMC during this period.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LATTICE SEMICONDUCTOR CORPORATION




Date:  November 6, 1995                   /s/ Rodney F. Sloss
     -------------------                -------------------------------------
                                        By:  Rodney F. Sloss
                                             Vice President, Finance
                                             (Principal Financial and
                                             Accounting Officer)