Form 10-Q
period 1995-12-30
LATTICE SEMICONDUCTOR CORP
filed 1996-02-13
CIK 855658

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number 0 - 18032
                       ---------

                        LATTICE SEMICONDUCTOR CORPORATION

             (Exact name of Registrant as specified in its charter)

State of Delaware                                                   93-0835214
------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                          Identification No.)

5555 N.E. Moore Court, Hillsboro, Oregon                            97124-6421
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

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

At December 30, 1995 there were 22,026,598 shares of the Registrant's common stock, $.01 par value, outstanding.

                        LATTICE SEMICONDUCTOR CORPORATION

                                      INDEX

                         PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements

          Consolidated Statement of Operations --
          Three Months and Nine Months Ended
          December 30, 1995 and December 31, 1994            3


          Consolidated Balance Sheet - December 30, 1995
          and April 1, 1995                                  4

          Consolidated Statement of Cash Flows --
          Nine Months Ended December 30, 1995
          and December 31, 1994                              5

          Notes to Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      9


                          PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                  20

          Signatures                                        21

                             PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            LATTICE SEMICONDUCTOR CORPORATION

                           CONSOLIDATED STATEMENT OF OPERATIONS
                          (In thousands, except per share data)
                                       (unaudited)

                                     Three Months Ended   Nine Months Ended
                                     Dec. 30,  Dec. 31,   Dec. 30,   Dec. 31,
                                      1995      1994        1995       1994
                                    -------   -------    --------   --------
Revenue                             $51,538   $36,288    $145,159   $103,765
Costs and expenses:
   Cost of products sold             21,343    14,810      60,302     42,226
   Research and development           6,816     5,790      19,889     16,674
   Selling, general and
    administrative                    8,003     6,283      23,090     18,121
                                    -------   -------    --------   --------
      Total costs and expenses       36,162    26,883     103,281     77,021
                                    -------   -------    --------   --------
Income from operations               15,376     9,405      41,878     26,744
Other income, net                     1,514       895       3,446      2,297
                                    -------   -------    --------   --------
Income before provision for
   income taxes                      16,890    10,300      45,324     29,041
Provision for income taxes            5,827     3,450      15,637      9,773
                                    -------   -------    --------   --------
Net income                          $11,063   $ 6,850    $ 29,687   $ 19,268
                                    -------   -------    --------   --------
                                    -------   -------    --------   --------
Net income per share                $  0.52   $  0.36    $   1.45   $   1.01
                                    -------   -------    --------   --------
                                    -------   -------    --------   --------
Weighted average common and
   common equivalent shares
   outstanding                       21,409    19,134      20,513     19,091
                                    -------   -------    --------   --------
                                    -------   -------    --------   --------


See accompanying Notes to Consolidated Financial Statements.

                       LATTICE SEMICONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                  Assets                             December 30,  April 1,
                                                       1995          1995
                                                    ----------    ---------
Current assets:                                     (unaudited)
    Cash and cash equivalents                       $  86,407     $   7,697
    Short-term investments                            125,610        81,113
    Accounts receivable                                23,577        18,147
    Inventories                                        22,987        14,131
    Prepaid expenses and other current assets          17,486        12,751
    Deferred income taxes                               9,375         7,302
                                                    ----------    ---------
         Total current assets                         285,442       141,141

Wafer supply advance                                   18,817        31,320
Property and equipment, net                            24,708        20,115
Other assets                                              365           341
                                                    ----------    ---------
                                                    $ 329,332     $ 192,917
                                                    ----------    ---------
                                                    ----------    ---------

    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses           $  21,464     $  18,163
    Deferred income on sales to
      distributors                                     16,850        11,751
    Income taxes payable                                6,239         5,206
                                                    ----------    ---------
         Total current liabilities                     44,553        35,120

Commitments and contingencies                              --            --

Stockholders' equity:
    Preferred stock, $.01 par value,
      10,000,000 shares authorized; none
      issued or outstanding                                --            --
    Common stock, $.01 par value,
      100,000,000 shares authorized; 22,026,598 and
      18,889,703 shares issued and outstanding            220           189
    Paid-in capital                                   180,066        82,802
    Retained earnings                                 104,493        74,806
                                                    ----------    ---------
         Total stockholders' equity                   284,779       157,797
                                                    ----------    ---------
                                                    $ 329,332     $ 192,917
                                                    ----------    ---------
                                                    ----------    ---------


See accompanying Notes to Consolidated Financial Statements.

                          LATTICE SEMICONDUCTOR CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (In thousands)
                                     (unaudited)

                                                            Nine Months Ended
                                                         -----------------------
                                                         Dec. 30,       Dec. 31,
                                                           1995           1994
                                                        ---------      ---------
Cash flows from operating activities:
     Net income                                         $  29,687      $  19,268
     Adjustments to reconcile net income to
     net cash provided by operating activities:
          Depreciation and amortization                     5,280          4,464
          Changes in assets and liabilities:
               Accounts receivable                         (5,430)        (2,392)
               Inventories                                 (8,856)          (642)
               Prepaid expenses and other assets             (109)        (5,937)
               Wafer supply advance                         7,853        (27,644)
               Deferred income taxes                       (2,073)            75
               Accounts payable and other accrued
                 expenses                                   3,301          8,491
               Income taxes payable                         1,033           (483)
               Deferred income                              5,099          1,792
                                                        ---------      ---------
          Total adjustments                                 6,098        (22,276)
                                                        ---------      ---------
     Net cash provided (used) by operating activities      35,785         (3,008)
                                                        ---------      ---------
Cash flows from investing activities:
     Purchase of short-term investments                   (44,497)        (6,480)
     Capital expenditures                                  (9,894)        (4,030)
     Proceeds from sale of equipment                           21             --
                                                        ---------      ---------
     Net cash used by investing activities                (54,370)       (10,510)
                                                        ---------      ---------
Cash flows from financing activities:
     Net proceeds from issuance of stock                   97,295          2,832
                                                        ---------      ---------
     Net cash provided by financing activities             97,295          2,832
                                                        ---------      ---------
Net increase (decrease) in cash and cash equivalents       78,710        (10,686)
Beginning cash and cash equivalents                         7,697         18,363
                                                        ---------      ---------
Ending cash and cash equivalents                        $  86,407      $   7,677
                                                        ---------      ---------
                                                        ---------      ---------


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

     The Company reports on a 52 or 53 week fiscal year, which ends on the Saturday closest to March 31. The accompanying financial statements include the accounts of Lattice Semiconductor Corporation and its wholly-owned subsidiaries, Lattice Semiconducteurs SARL, Lattice GmbH, Lattice Semiconductor KK, Lattice Semiconductors (Shanghai) Co. Ltd., Lattice Semiconductor Asia Ltd., Lattice Semiconductor International Ltd. and Lattice UK Limited. The operations of the subsidiaries have not been significant to date and all intercompany accounts and transactions have been eliminated. The results of the interim period are not necessarily indicative of the results for the entire year.

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

(4)  Inventories (in thousands):


                                   December 30,   April 1,
                                      1995          1995
                                   ------------   ---------
     Work in progress              $14,733        $ 9,686
     Finished goods                  8,254          4,445
                                   -------        --------
                                   $22,987        $14,131
                                   -------        --------
                                   -------        --------


(5)  Changes in Stockholders' Equity (in thousands):

                                   Common    Paid-in    Retained
                                   Stock     Capital    Earnings      Total
                                  --------   -------    --------  ---------
     Balances, April 1, 1995      $  189     $82,802   $ 74,806   $ 157,797

     Net proceeds from follow-on
      public offering                 25      86,680         --      86,705

     Stock option exercises            6      10,572         --      10,578

     Other                            --          12         --          12

     Net income for the
       nine-month period              --          --     29,687      29,687
                                   ------   --------   --------   ---------
     Balances, Dec. 30, 1995       $ 220    $180,066   $104,493   $ 284,779
                                   ------   --------   --------   ---------
                                   ------   --------   --------   ---------



(6)  Commitments and Contingencies

     The Company entered into a series of agreements with United Microelectronics Corporation, a corporation formed under the laws of the Republic of China ("UMC"), in September 1995 pursuant to which the Company has agreed to join UMC and several other fabless semiconductor companies to form a separate Taiwanese Company for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China. The new company is United Integrated Circuits Corporation ("UICC"). Under the terms of the agreements, the Company will invest approximately $60 million payable in three installments over the next two and one-half years, for a 10% equity interest in UICC and the right to receive a portion of the facility's wafer production at market prices. In January 1996, the Company paid to UICC approximately $13.7 million as the first installment due under these agreements. UMC has also committed to supply the Company with sub-micron wafers beginning in the first quarter of calendar 1996 and continuing with phased increases for several years, until such capacity is available from UICC.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

Revenue was $51.5 million in the third quarter of fiscal 1996, an increase of 42% as compared to $36.3 million for the third quarter of fiscal 1995. Revenue for the nine months ended December 30, 1995 was $145.2 million as compared to $103.8 million for the first nine months of 1995, an increase of 40%. Substantially all of the Company's revenue is derived from sales of programmable logic devices (PLDs). The majority of the Company's revenue for the periods presented was derived from sales of GAL-Registered Trademark- (Generic Array Logic) products, which address the low-density segment of the CMOS programmable logic market. The majority of the Company's revenue growth for the periods presented resulted from the sales of new products, primarily in the high-density segment of the PLD market. The Company entered the high-density segment of the PLD market in fiscal 1993 with its pLSI-Registered Trademark- and ispLSI-Registered Trademark- product families.

Revenue from international sales was 48% of total revenue in the third quarter of fiscal 1996 as compared to 46% in the same 1995 fiscal period, and increased to 49% for the first nine months of fiscal 1996 as compared to 45% for the same 1995 fiscal period. The Company expects export sales to continue to represent a significant portion of revenue. See "Factors Affecting Future Results".

Overall average selling prices, while remaining relatively constant between the 1995 and 1996 nine-month fiscal periods, increased slightly in the fiscal 1996 third quarter as compared to the same fiscal 1995 quarter. This was due to an overall stronger market for the Company's products and a higher proportion of high-density products included in revenue. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products. The Company's ability to maintain its recent trend of revenue growth and market penetration is in large part dependent on the continued development, introduction and market acceptance of new products.

GROSS MARGIN

The Company's gross margin as a percentage of revenue was 58.6% in the third quarter of fiscal 1996 as compared to 59.2% for the same quarter of fiscal 1995. For the 1996 nine-month period, the gross margin was 58.5%, down from 59.3% in the previous year. These decreases in gross margin percentage were primarily due to higher period costs associated with increased production of high-density products offsetting improved capacity utilization and other reductions in the Company's manufacturing costs. Profit margins on older products generally tend to decrease over time as selling prices decline, but the Company's strategy has been to offset these decreases by continuously introducing new products with higher margins.

RESEARCH AND DEVELOPMENT

Research and development expense increased by approximately $1.0 million, or 18%, from the third quarter of fiscal 1995 to the third quarter of fiscal 1996, and increased $3.2 million, or 19%, between the two fiscal nine-month periods. Research and development expense represented 13% and 14% of revenue for the three month and nine month periods ended December 30, 1995, respectively, as compared to 16% for each of the same fiscal 1995 periods. The spending increases were related primarily to the development of new technologies and new products, including the Company's high-density product families and their related software development tools. The Company believes that a continued commitment to research and development is essential in order to maintain product leadership, and therefore expects to continue to make significant investments in research and development in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased by approximately $1.7 million, or 27%, between the third quarter of fiscal 1995 and the fiscal 1996 third quarter, and increased $5.0 million, or 27%, between the two nine-month fiscal periods. This increase was primarily due to expansion of the Company's sales force, the addition of field application engineers to provide enhanced customer assistance, and higher sales commissions associated with the higher revenue levels. Selling, general and administrative expense as a percentage of revenue decreased slightly from approximately 17.5% in the three month and nine month fiscal 1995 periods to just under 16% for each of the comparable fiscal 1996 periods.

INTEREST AND OTHER INCOME

Interest and other income (net of expense) increased by approximately $619,000 between the third quarter of fiscal 1995 and the 1996 fiscal third quarter, and increased $1.1 million between the two nine-month fiscal periods. This was due to higher cash and investment balances resulting from cash generated from operations and the Company's follow-on public offering of common stock in November 1995, as well as higher interest rates.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 34.5% for the fiscal 1996 periods presented as compared to approximately 33.5% recorded in the fiscal 1995 periods. This increase occurred primarily because of the utilization of the Company's remaining tax credit carry forwards during fiscal 1995.

Deferred tax asset valuation allowances are recorded to offset deferred tax assets that can only be realized by earning taxable income in distant future years. Management established the valuation allowances because it cannot determine if it is more likely than not that such income will be earned.

FACTORS AFFECTING FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth elsewhere in this report.

The Company does not manufacture finished silicon wafers. Its products, however, require wafers manufactured with state-of-the-art fabrication equipment and techniques. Accordingly, the Company's strategy has been to maintain relationships with large semiconductor manufacturers for the production of its wafers. All of its silicon wafers are currently manufactured by Seiko Epson Corporation ("Seiko Epson") in Japan and sold to the Company, through Seiko Epson's affiliated U.S. distributor, S MOS Systems Inc. ("S MOS"). In connection with a series of agreements recently entered into with United Microelectronics Corporation ("UMC") providing for the formation of a separate Taiwanese company, United Integrated Circuits Corporation ("UICC"), for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China, UMC committed to supply the Company with sub-micron wafers beginning in the first calendar quarter of 1996 and continuing with phased increases for several years. A significant interruption in supply from Seiko Epson through S MOS, or future interruptions in supply from UMC, would have a material adverse effect on the Company's business.

Worldwide manufacturing capacity for silicon wafers is limited and inelastic. Therefore, significant increases in demand or interruptions in supply could adversely affect the Company. Through calendar 1995, the Company was successful in obtaining adequate wafer capacity commitments; however, it did experience minor delays in obtaining wafers. There can be no assurance that existing capacity commitments will be sufficient to permit the Company to satisfy all of its customers' demand in future periods. The Company negotiates wafer prices and certain wafer supply commitments with Seiko Epson and S MOS on an annual basis, and, in some cases, as frequently as semiannually. Moreover, wafer prices and commitments are subject to continuing review and revision by the parties. Although current commitments are anticipated to be adequate through fiscal 1996, Seiko Epson and S MOS advised the Company in July 1995 that, due to high levels of demand and limited manufacturing capacity, there were significant uncertainties as to whether they would be able to supply wafers to the Company for the Company's fiscal 1997 at increased levels relative to fiscal 1996 or even at historical levels. Subsequently, however, the Company received indications from Seiko Epson and S MOS that they believe they will be able to supply wafers to the Company in fiscal 1997 at levels moderately higher than in fiscal 1996. In addition, as noted above, the Company recently obtained a commitment from UMC to supply the Company with sub-micron wafers beginning in the first calendar quarter of 1996 and continuing with phased increases for several years.
Wafer prices and other purchase terms are expected to be negotiated prior to initiating wafer production and will be subject to periodic adjustment. The availability of wafers from UMC will depend on, among other things, UMC successfully achieving volume production of the Company's proprietary E(2)CMOS submicron technology. There can be no assurance that UMC will successfully achieve volume production of Company wafers or that Seiko Epson, S MOS or UMC will not reduce their allocations of wafers or increase prices to the Company in future periods or that any such reduction in supply could be offset pursuant to arrangements with alternate sources of supply. If any substantial reduction of supply or substantial price increase were to occur, the Company's operating results would be materially adversely affected. The Company's future revenue growth will depend in part on improving yields of die per wafer through reductions in the die size of its products, shifting capacity to a higher revenue per wafer product mix, successfully achieving production volumes of the Company's proprietary E(2)CMOS submicron technology at UMC, increasing its wafer allocations from its suppliers or obtaining additional wafer allocations from other suppliers. There can be no assurance that the Company will be successful in improving yields, enhancing product mix, achieving volume production of the Company's proprietary E(2)CMOS submicron technology at UMC or otherwise increasing wafer supply.

The Company's wafer purchases from Seiko Epson are denominated in Japanese yen. During the first half of calendar 1995, the dollar lost substantial value with respect to the yen. This exchange rate decline was regained in the second half of calendar 1995. There is no assurance that the value of the dollar with respect to the yen will not again experience substantial deterioration or that any such deterioration will not continue in the future. Any substantial continued deterioration of dollar-yen exchange rates could have a material adverse effect on the Company's results of operations.

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

The Company's finished silicon wafers are assembled and packaged by independent subcontractors located in the Philippines, South Korea and Malaysia. Although the Company has not yet experienced significant problems or interruptions in supply from its assembly contractors, any prolonged work stoppages or other failure of these contractors to supply finished products would have a material adverse effect on the Company's operating results.

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

The majority of the Company's revenue and gross margin over the past three fiscal years was due to revenues from low-density GAL products, many of which are second sourced by other suppliers. Future revenue growth will be largely dependent on market acceptance of the Company's new and proprietary products, including its high-density product families, and market acceptance of the Company's proprietary software development tools. There can be no assurance that the Company's product and process development efforts will be successful or that new products, including the Company's high-density products, will continue to achieve market acceptance. If the Company were unable to successfully define, develop and introduce competitive new products in a timely manner, its future operating results would be adversely affected.

The semiconductor industry is intensely competitive and is characterized by rapid technological change, sudden price fluctuations, general price erosion, rapid rates of product obsolescence, periodic shortages of materials and manufacturing capacity and variations in manufacturing costs and yields. The Company's competitive position is affected by all of these factors and by industry competition for effective sales and distribution channels. The Company's existing and potential competitors range from established major domestic and international semiconductor companies to emerging companies. Many of the Company's competitors have substantially greater financial, technological, manufacturing, marketing and sales resources than the Company. The Company faces direct competition from companies that have developed or licensed similar technology and from licensees of the Company's products and technology. The Company also faces indirect competition from a wide variety of semiconductor companies offering products and solutions based on alternative technologies. Although to date the Company has not experienced significant competition from companies located outside the United States, such companies may become a more significant competitive factor in the future. As the Company and its current competitors seek to expand their markets, competition may increase, which could have an adverse effect on the Company's operating results. Competitors' development of new technologies that have price/performance characteristics superior to the Company's technologies could adversely affect the Company's results of operations. There can be no assurance that the Company will be able to develop and market new products successfully or that the products introduced by others will not render the Company's products or technologies non-competitive or obsolete. The Company expects that its markets will become more competitive in the future.

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

In an effort to secure additional wafer supply, the Company may from time to time consider various arrangements, including joint ventures with, minority investments in, advanced purchase payments to, loans to or similar arrangements with independent wafer manufacturers in exchange for committed production capacity. Such arrangements are becoming common within the industry as independent wafer manufacturers increasingly seek to require their customers to share a portion of the cost of capital intensive wafer fabrication facilities. The Company entered into an advanced production payment arrangement with Seiko Epson in 1994 pursuant to which it advanced a total of $42 million to Seiko Epson. In September 1995, the Company entered into an agreement with UMC to invest approximately $60 million for a 10% equity interest in a separate Taiwanese company (UICC) providing for the formation of a joint venture with UMC and several other companies for the purpose of building and operating an advanced semiconductor manufacturing facility. To the extent the Company pursues any other such transactions with Seiko Epson, UMC or any other wafer manufacturers, such transactions could entail even greater levels of investment requiring the Company to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional funding could be obtained when needed or, if available, on terms acceptable to the Company.

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

International revenues accounted for 45% and 49% of the Company's revenues for the first nine months of fiscal 1995 and fiscal 1996, respectively. The Company believes that international revenues will continue to represent a significant percentage of revenues. International revenues and operations may be adversely affected by the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations.

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

The Company currently depends on Seiko Epson, a Japanese company, for the manufacture of all of its finished silicon wafers, and anticipates depending on UMC and UICC, both Taiwanese companies, for the manufacture of a portion of its finished silicon wafers. In addition, after wafer manufacturing is completed and each wafer is tested, products are assembled by subcontractors in South Korea, the Philippines and Malaysia. Although the Company's subcontractors have not recently experienced any serious work stoppages, the social and political situations in these countries can be volatile, and any prolonged work stoppages or other disruptions in the Company's ability to manufacture and assemble its products would have a material adverse effect on the Company's results of operations. Furthermore, economic risks, such as changes in currency exchange rates, tax laws, tariffs, or freight rates, or interruptions in air transportation, could have a material adverse effect on the Company's results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 30, 1995, the Company's principal source of liquidity was $212.0 million of cash and short-term investments, an increase of $123.2 million from the balance of $88.8 million at April 1, 1995. This increase was primarily the result of net proceeds of approximately $86.7 million from the Company's follow-on public offering of 2,500,000 shares of common stock completed in November 1995 and cash generated from operations. The Company also has available an unsecured $10 million demand bank credit facility with interest due on outstanding balances at a money market rate. This facility has not been used.

     Accounts receivable and deferred income on sales to distributors increased 30% and 43%, respectively, as compared to the balances at April 1, 1995. These increases were primarily due to the higher revenue level in the fiscal 1996 third quarter and the timing of billings to end customers and distributors. Inventories increased by 63% versus amounts recorded at April 1, 1995 due to increased production in response to higher revenue levels and the timing of silicon wafer receipts. Accounts payable and accrued expenses increased 18% as compared to the balance at April 1, 1995 due to the higher level of wafer receipts, increased expense activity associated with the higher revenue levels and timing of payments. The wafer supply advance decreased by approximately $12.5 million, or 40%, as compared to the balance at April 1, 1995 due to the receipt of wafers under the Advance Production Payment agreement with Seiko Epson and a $4.7 million reclassification to "Prepaid expenses and other current assets" as an increase in management's estimate of wafers to be received under this agreement in the next twelve months.

     The increase in income taxes payable of $1.0 million between April 1, 1995 and December 30, 1995 is primarily attributable to the timing of quarterly tax payments and higher pretax profits in the fiscal 1996 period.

     Substantially all of the Company's silicon wafer purchases are currently denominated in Japanese yen. The Company maintains yen-denominated bank accounts and bills its Japanese customers in yen. The yen bank deposits utilized to hedge yen-denominated wafer purchases are accounted for as identifiable hedges against specific and firm wafer purchases.

     The Company entered into a series of agreements with UMC in September 1995 pursuant to which the Company has agreed to join UMC and several other companies to form a separate Taiwanese company, United Integrated Circuits Corporation ("UICC"), for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China. Under the terms of the agreements, the Company will invest approximately $60 million, payable in three installments over the next two and one-half years, for a 10% equity interest in the corporation and the right to receive a percentage of the facility's wafer production at market prices. The timing of the payments is related to certain milestones in the development of the advanced semiconductor manufacturing facility. The first payment, in the amount of approximately $13.7 million, was paid in January 1996, the second payment, in the amount of approximately $30 million, is anticipated to be required during the three months ending February 1997, and the final payment, in the amount of approximately $15 million, is anticipated to be required within the six months ending March 1998. The Company expects to finance these payments from existing sources and funds generated from operations. As a result of these payments, the Company's working capital will be reduced by an aggregate of approximately $60 million over the time period of the payments.

     The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated cash needs for the next twelve months, including the anticipated required payment to UICC during this period.

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

                          PART II.   OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits.

               11.1      Computation of Net Income Per Share

               27        Financial Data Schedule for Nine Months Ended
                         December 30, 1995

          (b) On October 3, 1995, the Company filed a Current Report on Form 8-K dated September 28, 1995. Such filing announced the signing of a definitive agreement on September 14, 1995 with United Microelectronics Corporation to join several other fabless semiconductor companies in a previously announced venture to form a separate Taiwanese company for the purpose of building and managing an advanced semiconductor manufacturing facility in Hsin Chu City, Taiwan, Republic of China.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                              LATTICE SEMICONDUCTOR CORPORATION



Date:  February 12, 1996        /s/ Rodney F. Sloss
       -----------------        --------------------------------------------
                              By:  Rodney F. Sloss
                                   Vice President, Finance (Principal Financial
                                   and Accounting Officer)