Form 10-K405
period 1996-03-30
LATTICE SEMICONDUCTOR CORP
filed 1996-06-28
CIK 855658

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C 20549

                            ------------------------

                                   FORM 10-K

COMMISSION FILE NUMBER: 0-18032

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 30 1996 OR

/ /  TRANSITION REPORT  PURSUANT TO  SECTION  13 OR  15(D) OF  THE  SECURITIES
     EXCHANGE  ACT OF 1934 FOR THE TRANSITION PERIOD FROM                   TO

                       LATTICE SEMICONDUCTOR CORPORATION
             (Exact name of Registrant as specified in its Charter)

              DELAWARE                            93-0835214
      (State of Incorporation)          (I.R.S Employer Identification
   5555 NE MOORE COURT, HILLSBORO,                   No.)
               OREGON                             97124-6421
   (Address of principal executive                (Zip Code)
              offices)

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

                               YES /X/    NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                               YES /X/    NO / /

    As of June 13, 1996, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was approximately $558 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of June 13, 1996, 22,261,102 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of the Annual Report to Stockholders for the fiscal year ended March 30, 1996 are incorporated by reference in Part II hereof.

    2. Portions of the definitive proxy statement of the Registrant to be filed pursuant to Regulation 14A for the 1996 Annual Meeting of Stockholders to be held on August 12, 1996 are incorporated by reference in Part III hereof.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       LATTICE SEMICONDUCTOR CORPORATION
                                   FORM 10-K
                                 ANNUAL REPORT
                               TABLE OF CONTENTS

ITEM OF FORM 10-K                                                                                                      PAGE
- - -------------------------------------------------------------------------------------------------------------------  ---------
PART I

Item 1        --         Business..................................................................................  1
Item 2        --         Properties................................................................................  14
Item 3        --         Legal Proceedings.........................................................................  14
Item 4        --         Submission of Matters to a Vote of Security Holders.......................................  14
Item 4(a)     --         Executive Officers of the Registrant......................................................  14

PART II

Item 5        --         Market for the Registrant's Common Stock and Related Stockholder Matters..................  15
Item 6        --         Selected Financial Data...................................................................  16
Item 7        --         Management's Discussion and Analysis of Financial Condition and Results of Operations.....  16
Item 8        --         Financial Statements and Supplementary Data...............................................  16
Item 9        --         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......  16

PART III

Item 10       --         Directors and Executive Officers of the Registrant........................................  17
Item 11       --         Executive Compensation....................................................................  17
Item 12       --         Security Ownership of Certain Beneficial Owners and Management............................  17
Item 13       --         Certain Relationships and Related Transactions............................................  17

PART IV

Item 14       --         Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................  18
Signatures.........................................................................................................  20
Financial Statement Schedules......................................................................................  S-1

                                    BUSINESS

    This  Report  contains  forward-looking  statements  within  the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Factors Affecting Future Results" and elsewhere in this Report.

GENERAL

    Lattice  Semiconductor  Corporation  (the "Company")  designs,  develops and markets high performance programmable logic devices ("PLDs") and related development system software. The Company is the inventor and world's leading supplier of in-system programmable ("ISP-TM-") PLDs. PLDs are standard semiconductor components that can be configured by the end customer as specific logic functions. PLDs enable the end customer to shorten design cycle times and reduce development costs. Lattice was founded in 1983 and is based in Hillsboro, Oregon.

PLD MARKET BACKGROUND

    Three principal types of digital integrated circuits are used in most electronic systems: microprocessors, memory and logic. Microprocessors are used for control and computing tasks, memory is used to store programming instructions and data, and logic is employed to manage the interchange and manipulation of digital signals within a system. Logic contains interconnected groupings of simple logical "AND" and logical "OR" functions, commonly described as "gates". Typically, complex combinations of individual gates are required to implement the specialized logic functions required for systems applications. While system designers use a relatively small number of standard architectures to meet their microprocessor and memory needs, they require a wide variety of logic circuits in order to achieve end product differentiation.

    Logic circuits are found in a wide range of today's electronic systems including communications equipment, computers, peripherals, instrumentation, industrial controls and military systems. According to Dataquest Incorporated, a semiconductor market research firm, logic accounted for approximately 28% of the estimated $113 billion worldwide digital integrated circuit market in 1995. The logic market encompasses, among other segments, standard transistor-transistor logic ("TTL"), custom-designed application specific integrated circuits ("ASICs", which include conventional gate-arrays, standard cells and full custom logic circuits), and PLDs. Logic is often classified by the number of gates per chip, with TTL typically containing up to 100 gates, PLDs offering up to 50,000 gates, and conventional gate arrays and custom logic circuits reaching up to several hundred thousand gates.

    Manufacturers of electronic systems are increasingly challenged to bring differentiated products to market quickly. These competitive pressures often preclude the use of custom-designed ASICs, which generally entail significant design risks and time delay. Standard logic products, an alternative to custom-designed ASICs, limit a manufacturer's flexibility to adequately customize an end system. Programmable logic addresses this inherent dilemma. PLDs are standard products, purchased by systems manufacturers in a "blank" state, that can be custom configured into a virtually unlimited number of specific logic functions by programming the device with electrical signals. PLDs give system designers the ability to quickly create their own custom logic functions to provide product differentiation and rapid time to market. Certain PLD products, including the Company's, are reprogrammable, which means that the logic configuration can be modified, if needed, after the initial logic programming. A recent technology development, in-system programmability, extends the flexibility of standard reprogrammable PLDs by allowing the system designer to configure and reconfigure the logic functions of the PLD with standard 5-volt or 3.3-volt power supplies without removing the PLD from the system board.

    Several common types of PLDs currently coexist in the marketplace, each offering customers a particular set of benefits. These include low-density PLDs (less than 1,000 gates) and high-density PLDs (greater than 1,000 gates). High-density PLDs include both complex PLDs ("CPLDs," up to 25,000 gates) and field programmable gate arrays ("FPGAs," up to 50,000 gates).

    Low-density devices are typically based on industry standard architectures and include the GAL-Registered Trademark- ("Generic Array Logic") product family developed by the Company. These architectures are familiar to most system designers and are supported by standard widely available development tools. Offering the highest absolute performance and lowest cost per device, these products are the most effective PLD solution to support simple logic functions in all systems and complex logic functions in systems with fast clock rates, such as those supporting state-of-the-art microprocessors.

    High-density devices are typically based on proprietary architectures and require support from sophisticated computer aided engineering ("CAE") development tools. Due to their higher levels of logic integration, absolute performance levels typically lag those of state-of-the-art low-density PLDs by one or more technology generations. However, in situations requiring complex logic functions, high-density PLDs can provide important advantages over the use of a large cluster of low-density devices. These advantages include system performance enhancement and power and cost savings.

    CPLDs and FPGAs are the two primary types of high-density PLD architectures. CPLD and FPGA architectures are generally optimal for different types of logic functions, although many logic functions can be implemented with either architecture. CPLDs are characterized by a regular building block structure of wide-input logic cells, termed macrocells, and use of a centralized logic interconnect scheme. CPLDs are optimal for control logic applications, such as state machines, bus arbitration, encoders and decoders and sequencers. FPGAs are characterized by a narrow-input logic cell and use a distributed interconnect scheme. FPGAs are optimal for register intensive and data path logic applications such as interface logic and arithmetic functions. The Company believes that a substantial portion of high-density PLD customers utilize both CPLD and FPGA architectures within a single system design, partitioning logic functions across multiple devices to optimize overall system performance and cost.

TECHNOLOGY

    The Company believes that electrically erasable CMOS
("E(2)CMOS-Registered Trademark-") is the preferred process technology for both high-density CPLDs and low-density PLDs due to its inherent performance, reprogrammability and testability benefits. E(2)CMOS, through its fundamental ability to be programmed and erased electronically, serves as the foundation for the Company's ISP technology.

    IN-SYSTEM PROGRAMMABLE (ISP) TECHNOLOGY

    The Company has pioneered the development of ISP, a proprietary technology, which affords it a competitive advantage in the high-density CPLD market. In contrast to standard PLD programming technologies, ISP allows the system designer to configure and reconfigure the PLD without removing the device from the system board. Standard E(2)CMOS programmable logic devices require 12-volt electrical signals and therefore must be removed from the printed circuit board and programmed using stand alone, specialized hardware, while ISP devices can be programmed with standard 5-volt or 3.3-volt electrical signals. ISP enhances the flexibility of PLDs, providing a number of important benefits to a system manufacturer across the full spectrum of an electronic system product cycle. ISP can allow customers to reduce design cycle times, accelerate time to market, reduce prototyping costs, reduce manufacturing costs and lower inventory requirements. ISP can also provide customers the opportunity to perform simplified and cost-effective field reconfiguration through a data file transferred by computer disk or telephone line. All of the Company's high-density CPLDs are available with ISP technology. The Company also offers its most popular low-density architecture, the GAL22V10, with ISP technology.

    E(2)CMOS PROCESS TECHNOLOGY

    The Company's current high- and low-density PLD offerings are based on the Company's proprietary E(2)CMOS manufacturing process technology, termed UltraMOS-Registered Trademark-. The Company's current production processes, UltraMOS IV, UltraMOS V and UltraMOS VI are sub-micron CMOS technologies.

    In comparison to bipolar technology, at one time the dominant technology for low-density PLDs, E(2)CMOS technology consumes less power and generates less heat while operating at comparable speed. Additionally, in contrast to one-time-programmable bipolar PLDs, E(2)CMOS PLDs are fully erasable and reprogrammable, providing greater end customer design flexibility and allowing the PLD manufacturer to fully test all programmable elements in a device prior to shipment. An alternative CMOS technology, Erasable Programmable Read Only Memory ("EPROM"), provides the same low power consumption benefits as E(2)CMOS, but requires ultraviolet light exposure for erasure, necessitating expensive quartz windowed packages and limiting testability. Antifuse and Static Random Access Memory ("SRAM") technologies, used primarily in the manufacture of high-density FPGAs, offer certain advantages for very dense logic devices, but also have significant drawbacks when compared with E(2)CMOS. Antifuse technology is non-erasable, non-reprogrammable and subject to lengthy initial programming times that can hinder usage in volume production applications. SRAM technology is volatile (erases when electrical power is removed), and as such programmable SRAM FPGAs require additional non-volatile memory, typically on a separate device, to store programming code. This adds cost and printed circuit board area to a design, and results in the devices not being completely functional at initial system power-up.

PRODUCTS

    HIGH-DENSITY CPLDS

    SILICON. The Company first entered the high-density market in fiscal 1993 and currently offers four distinct families of ispLSI-Registered Trademark-products, each consisting of multiple devices. All devices are offered with ISP technology. The Company is currently shipping over 175 speed, package and temperature range combinations of high-density CPLDs.

    ISPLSI 1000: The Company's original high-density family utilizes an innovative, proprietary architecture incorporating familiar GAL-like logic building blocks. This family offers performance of up to 110 MHz, with propagation delays as low as 10 nanoseconds, densities of 2,000 to 8,000 gates, and is available in surface mount packages ranging from 44- to 128-pins. In fiscal 1996, the Company introduced the ispLSI 1000E family, an enhancement of the ispLSI 1000 family based on a more advanced sub-micron process technology. The ispLSI 1000E family offers enhanced performance of up to 125 MHz, with propagation delays as low as 7.5 nanoseconds.

    ISPLSI 2000: The ispLSI 2000 family utilizes an architecture designed for input/output ("I/O") intensive applications and offers industry leading CPLD performance. This family provides performance of up to 154 MHz, with propagation delays as low as 5.5 nanoseconds, densities of 1,000 to 6,000 gates, and 44- to 176-pin standard surface mount packages. The Company recently introduced the ispLSI 2000LV family, an extension of the ispLSI 2000 family, that operates using the emerging 3.3-volt power supply standard. Offered with a range of density, performance and package specifications, the ispLSI 2000LV family is targeted towards emerging high-growth, low-voltage system applications in the computing and communication markets.

    ISPLSI  3000:    The  ispLSI  3000  family  incorporates  an  enhanced logic architecture to target higher density applications while retaining high performance. It offers densities of 8,000 to 14,000 gates, and performance of up to 100 MHz, with propagation delays as low as 10 nanoseconds. Available in 128- to 304-pin surface mount packages, the 3000 family also incorporates boundary scan test, an attractive feature that provides enhanced testing capabilities important for complex systems.

    ISPLSI 6000: Introduced in the first calendar quarter of 1996, the ispLSI 6000 family extends the Company's high-density CPLD density range to 25,000 gates. This family utilizes an innovative cell-based architecture that combines a general purpose high-density CPLD with memory and other function specific circuit blocks. Offered with performance of up to 70 MHz, and with propagation delays as low as 15 nanoseconds, the ispLSI 6000 family allows integration of complete logic subsystems in the communications, computing and multimedia markets.

    The Company plans to continue to introduce new families of high-density products, as well as improving the performance of existing product families, to meet market needs.

    SOFTWARE DEVELOPMENT TOOLS. All of the Company's high-density products are supported by the Company's pDS-Registered Trademark- software development tools and pDS+-TM- software development tools (referred to as "fitters"). Designed to be a low cost, fully integrated development tool, pDS runs under the Microsoft Windows operating system on a personal computer. pDS software allows a customer to enter and verify a logic design, perform logic minimization, assign I/O pins and critical speed paths, and execute automatic place and route tasks. Designed to provide a low cost method to incorporate the Company's high-density CPLD products into standard development environments, pDS+ software leverages customers' existing investment in third-party CAE tools. pDS+ software supports all popular third party CAE development tool environments running on IBM compatible personal computers as well as workstations from Sun Microsystems and Hewlett-Packard. The Company offers pDS+ products supporting common third party CAE design tool environments, including Cadence, CUPL, Data I/O ABEL, Data I/O Synario, Exemplar, Isdata, Mentor Graphics, OrCAD, Synopsys and ViewLogic. In fiscal 1996, the Company released new versions of its existing pDS and pDS+ software development tools to enhance performance, functionality and ease of use.

    The Company also provides several software algorithms that support in-system programming of the Company's ISP devices. These software products include ispCODE-TM-, ispDOWNLOAD-TM-, ispREMOTE-TM- and ispATE-TM-. ispATE enables ISP to be integrated into automatic test equipment ("ATE") on the manufacturing floor.

    During fiscal 1996, the number of installed seats of the Company's software development tools, as measured by the Company, grew from over 5,000 to over 10,000. The Company plans to continue to enhance and expand its development tool offerings.

    LOW-DENSITY PLDS

    The Company offers the industry's broadest line of low-density CMOS PLDs based on its 16 families of GAL products offered in over 200 speed, power, package and temperature range combinations. GAL devices range in complexity from approximately 200 to 1,000 logic gates and are typically assembled in 20-, 24- and 28-pin standard dual in-line packages and in 20- and 28-pin standard plastic leaded chip carrier packages. The Company offers the industry standard GAL16V8, GAL20V8, GAL22V10, GAL20RA10 and GAL20XV10 architectures in a variety of speed grades, with propagation delays as low as 3.5 nanoseconds, the highest performance in the industry. The Company extended its GAL line by introducing a family of 3.3-volt industry standard architectures, the GAL16LV8, GAL20LV8 and the GAL22LV10 in a variety of speed grades, with propagation delays as low as
3.5 nanoseconds, the highest performance in the industry. Offered with a range of power consumption specifications, these devices are targeted towards emerging high-growth, low-voltage system applications in the computing and communication markets. The Company is currently selling the GAL16LV8D-3.5, the world's fastest PLD available in any technology or operating voltage. The Company also offers several innovative proprietary extension architectures, the ispGAL22V10, GAL26CV12, GAL18V10, GAL16VP8, GAL20VP8, GAL6001/2, GAL16V8Z and GAL20V8Z, each of which is optimized for specific applications. These product families offer industry leading performance levels, typically with propagation delays as low as
7.5 nanoseconds.

    The Company plans to continue to maintain a broad offering of performance leadership, standard and proprietary architecture low-density CMOS PLDs.

    The Company's GAL products are supported by industry standard software and hardware development tools marketed by independent manufacturers specifically for PLD applications.

PRODUCT DEVELOPMENT

    The Company places great emphasis on product development and believes that continued investment in the development of new products that exploit market trends is required to maintain its competitive position. The Company's product development activities emphasize new high-density PLDs, improvements of its proprietary E(2)CMOS processes and ISP technologies, performance enhancement and cost reduction of existing products, and extension and enhancement of its software development tools. Product development activities occur in the
Company's Hillsboro, Oregon headquarters, its Milpitas, California product development center, and its Shanghai, China design center.

    Research and development expenses were $20.6 million, $22.9 million and $26.8 million in fiscal years 1994, 1995 and 1996, respectively. The Company expects to continue to make significant investments in research and development in the future.

OPERATIONS

    The Company does not manufacture its silicon wafers. The Company has historically maintained strategic relationships with large semiconductor manufacturers in order to source its finished silicon wafers, allowing the Company to focus its internal resources on product, process and market development. In addition, assembly is performed for the Company by outside suppliers. The Company performs most test operations and all reliability and quality assurance processes internally, as the Company believes it can add significant customer value in these areas. The Company has achieved ISO 9001 quality certification, an indication of the Company's high internal operational standards.

    WAFER FABRICATION

    Substantially all of the Company's silicon wafer requirements are  currently supplied  by Seiko  Epson Corporation  ("Seiko Epson")  in Japan  pursuant to an agreement with S MOS Systems Inc.  ("S MOS"), an affiliated U.S. distributor  of
Seiko  Epson. See  "Licenses and Agreements  -- Seiko Epson/S  MOS." The Company
negotiates wafer volumes,  prices and  terms with  Seiko Epson  and S  MOS on  a periodic  basis. In  addition, the Company  entered into a  series of agreements with United Microelectronics Corporation ("UMC")  in September 1995 pursuant  to which  the Company  agreed to  join UMC  and several  other companies  to form a separate Taiwanese company, United Integrated Circuits Corporation ("UICC"), for
the purpose of  building and operating  an advanced semiconductor  manufacturing facility  in Taiwan, Republic of  China. Under the terms  of the agreements, the
Company will receive  rights to purchase  at market prices  a percentage of  the facility's wafer production. In a related agreement, UMC committed to supply the
Company  with sub-micron wafers beginning in  the first calendar quarter of 1996 and continuing with phased increases for  several years, until such capacity  is available  from the new facility. The Company  received the first of such wafers during fiscal  1996. Wafer  prices  and other  purchase  terms related  to  this commitment will be subject to periodic adjustment. See " Licenses and Agreements
- - --  UMC." A significant interruption in supply from Seiko Epson through S MOS or from UMC would  have a material  adverse effect on  the Company's business.  See
"Factors Affecting Future Results."

    ASSEMBLY

    After wafer fabrication and initial testing, the Company ships wafers to independent subcontractors for assembly. During assembly, wafers are separated into individual die and encapsulated in plastic or ceramic packages. Presently, the Company has qualified long-term assembly partners in Hong Kong, Malaysia, the Philippines, South Korea and the United States.

    TESTING

    The Company electrically tests the die on each wafer prior to shipment for assembly. Following assembly, prior to customer shipment, each product undergoes final testing using sophisticated test equipment, techniques and quality assurance procedures developed by the Company. Final testing on certain products is performed at independent contractors in Malaysia, the Philippines, South Korea and the United States.

MARKETING, SALES AND CUSTOMERS

    The Company sells its products directly to end customers through a network of independent sales representatives and indirectly through a network of distributors. The Company utilizes a direct sales management and field applications engineering organization in combination with manufacturers representatives and distributors to reach a broad base of potential end customers. The Company's end customers are primarily original equipment manufacturers in the fields of communications, computing, peripherals, instrumentation, industrial controls and military systems. The Company believes its distribution channel is a cost-effective means of reaching end customers.

    At March  30,  1996, the  Company  had  19 sales  representatives  and  five distributors in the United States and Canada. In North America, Arrow Electronics, Inc., Hamilton Hallmark, Insight Electronics, Inc. and Marshall Industries provide nationwide distribution, while Future Electronics provides regional distribution coverage in Canada. The Company has established sales channels in over 25 foreign countries through a network of over 30 sales representatives and distributors. Approximately one-half of the Company's North American sales and most of its foreign sales are made through distributors.

    The Company protects each of its North American distributors and some of its foreign distributors against reductions in published prices, and expects to continue this policy in the foreseeable future. The Company also allows returns from these distributors of unsold products under certain conditions. For these reasons, the Company does not recognize revenue until products are resold by these distributors.

    The Company provides technical and marketing assistance to its end customers and sales force with engineering staff based in the Company's headquarters, design centers and selected field sales offices. The Company maintains 20 domestic and international sales offices where the Company's field sales managers and applications engineers are based. These offices are located in the metropolitan areas of Atlanta, Austin, Boston, Chicago, Dallas, Denver, Los Angeles, Minneapolis, Orlando, Portland, Raleigh, San Diego, San Jose, Hong Kong, London, Munich, Paris, Seoul, Taipei and Tokyo.

    International revenues, including those from Canada, accounted for 43%, 47% and 48% of the Company's revenues in fiscal 1994, 1995 and 1996 respectively. Revenues from Europe were $16.1 million, $24.5 million and $37.9 million, and from Asia were $34.3 million, $40.6 million and $ 52.4 million, in fiscal 1994, 1995 and 1996 respectively. Both international and domestic revenues are generally invoiced in U.S. dollars with the exception of sales in Japan which are invoiced in yen.

    The Company's products are sold to a large and diverse group of customers. Two distributors accounted for approximately 12% and 10% of revenue in fiscal 1994 and approximately 12% and 11% of revenue in fiscal 1995. One distributor accounted for approximately 11% of revenue in fiscal 1996. No individual customer accounted for more than 5% of revenue in fiscal 1996.

    The Company's sales are primarily executed against purchase orders for standard products. Customers frequently revise quantities and delivery schedules, without penalty. The Company therefore does not believe that backlog as of any given date is indicative of future revenue.

COMPETITION

    The semiconductor industry overall is intensely competitive and is characterized by rapid technological change, rapid rates of product obsolescence and price erosion. The Company's current and potential competitors include a broad range of semiconductor companies, ranging from very large, established companies to emerging companies, many of which have greater financial, technical, manufacturing, marketing and sales resources than the Company.

    The principal competitive factors in the CMOS PLD market include product features, price, customer support, and sales, marketing and distribution strength. In the high-density segment, the availability of competitive software development tools is also critical. In addition to product features such as speed, power consumption, reprogrammability, design flexibility and reliability, competition in the PLD market occurs on the basis of price and market acceptance of specific products and technology. The Company believes that it competes favorably with respect to each of these factors. The Company intends to continue to address these competitive factors by working to continually introduce product enhancements and new products, by seeking to establish its products as industry standards in their respective markets, and by working to reduce the manufacturing cost of its products over their life cycle.

    In the high-density PLD market, the Company primarily competes directly with Advanced Micro Devices ("AMD") and Altera, both of which offer competing CPLD products. The Company also competes indirectly with manufacturers of FPGA devices such as Actel, AT&T, and Xilinx as well as other semiconductor companies providing non-PLD based logic solutions. As the Company and these other companies seek to expand their markets, competition may increase.

    In the low-density PLD market, the Company competes primarily with AMD, a licensee of the Company's GAL patents, which offers a full line of E(2)CMOS GAL-compatible PLDs. Altera, Atmel and Cypress Semiconductor offer products based on similar and competing CMOS technologies and architectures, however, these companies do not offer full product lines.

    Although to date the Company has not experienced significant competition from companies located outside the United States, such companies may become a more significant competitive factor in the future. As the Company and its current competitors seek to expand their markets, competition may increase. Any such increases in competition could have a material adverse effect on the Company's operating results.

PATENTS

    The Company seeks to protect its products and wafer fabrication process technology primarily through patents, trade secrecy measures, copyrights, mask work protection, trademark registrations, licensing restrictions, confidentiality agreements and other approaches designed to protect proprietary information. There can be no assurance that others may not independently develop competitive technology not covered by the Company's patents or that measures taken by the Company to protect its technology will be effective.

    The Company holds 34 domestic and European patents on its PLD products and has a number of patent applications pending in the United States, Japan and under the European Patent Convention. There can be no assurance that pending patent applications or other applications that may be filed will result in issued patents, or that any issued patents will survive challenges to their validity. Although the Company believes that its patents have value, there can be no assurance that the Company's patents, or any additional patents that may be issued in the future, will provide meaningful protection from competition. The Company believes its success will depend primarily upon the technical expertise, experience, creativity and the sales and marketing abilities of its personnel.

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

LICENSES AND AGREEMENTS

    SEIKO EPSON/S MOS

    S MOS, an affiliated U.S. distributor of Seiko Epson, has agreed to provide manufactured wafers to the Company in quantities based on six-month rolling forecasts provided by the Company. The Company has committed to buy certain minimum quantities of wafers per month. The Company's products are manufactured in Japan at Seiko Epson's wafer fabrication facilities and delivered to the

Company by S MOS. Prices for the wafers obtained from S MOS are reviewed and adjusted periodically and may be adjusted to reflect prevailing currency exchange rates. See "Factors Affecting Future Results." Daniel S. Hauer, a member of the Company's Board of Directors, is Chairman of the Board of Directors of S MOS.

    In July 1994, the Company entered into an advance production payment agreement with Seiko Epson and S MOS, under which it advanced to Seiko Epson $42 million during fiscal 1995 to be used by Seiko Epson to finance additional sub-micron semiconductor wafer manufacturing capacity. Under the terms of the agreement, the advances are to be repaid in the form of advanced technology sub-micron semiconductor wafers. Subject to certain conditions set forth in the agreement, Seiko Epson has agreed to supply, and the Company has agreed to receive, such wafers at a price (in Japanese yen) and volume expected to achieve full repayment of the advance over a three- to four-year period. In conjunction with the advance production payment agreement, the Company also paid $2 million during fiscal 1995 for the development of sub-micron process technology and the fabrication of engineering wafers to be delivered over the same period. The agreement calls for wafers to be supplied by Seiko Epson through S MOS pursuant to a purchase agreement concluded with S MOS.

    UMC

    The Company entered into a series of agreements with UMC in September 1995 pursuant to which the Company agreed to join UMC and several other companies to form a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China. Under the terms of the agreement, the Company will invest approximately $60 million, payable in three installments over two and a half years, for a 10% equity interest in UICC and the right to receive a percentage of the facility's wafer production at market prices. The timing of the payments is related to certain milestones in the development of the advanced semiconductor manufacturing facility. The first payment, in the amount of approximately $13.7 million, was paid in January 1996, the second payment, in the amount of approximately $27.2 million, is anticipated to be required during the three months ending February 1997, and the final payment is anticipated to be required within the six months ending December 1997. The proposed facility is expected to commence production of eight-inch sub-micron wafers during the second half of 1997.

    In a related agreement, UMC committed to supply the Company with sub-micron wafers beginning in the first calendar quarter of 1996 and continuing with phased increases for several years, until such capacity is available from the new facility. The Company received the first of such wafers during fiscal 1996. Wafer prices and other purchase terms related to this commitment will be subject to periodic adjustment.

    AMD

    In November 1987, as part of the settlement of a patent infringement suit against the Company, the Company and Monolithic Memories Inc. ("MMI", subsequently merged with AMD) entered into an agreement cross-licensing each other's patents covering programmable and reprogrammable logic devices based on patent applications having a first filing date prior to November 1989. The agreement was subsequently amended in May 1989 by the Company and AMD, the successor to the rights and obligations of MMI in the original agreement. The amendment covers those patents relating to PLD products which are based on patent applications originally filed by the Company, MMI and AMD prior to December 31, 1991. The license terminates, with respect to certain patents asserted by AMD, to cover the Company's current principal products if the Company is acquired by a semiconductor manufacturer with sales in excess of a stated amount or by certain types of companies headquartered in designated Asian countries. No license has been granted to either party for any copyright work, trademark or process technology and, therefore, AMD has not been licensed to use the GAL trademark on its products.

FACTORS AFFECTING FUTURE RESULTS

    The Company believes that its future operating results will be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, the timing of new product introductions, price erosion, product obsolescence, substantial adverse currency exchange rate movements, variations in product mix, scheduling, rescheduling and cancellation of large orders, competitive factors, the availability of manufacturing capacity and wafer supply, the ability to achieve volume production at UMC and UICC, the ability to develop and implement new process technologies, fluctuations in manufacturing yields, changes in effective tax rates and litigation expenses. Due to these and other factors, the Company's past results are a less useful predictor of future results than is the case in more mature and stable industries. The Company has increased its level of operating expenses and investment in manufacturing capacity in anticipation of future growth in revenues, primarily from increased sales of its high-density products. To the extent that this revenue growth does not materialize, the Company's operating results would be adversely affected.

    The semiconductor  industry  is highly  cyclical  and has  been  subject  to
significant   downturns  at  various  times  that  have  been  characterized  by diminished product demand, production overcapacity and accelerated erosion of average selling prices. The Company's rate of growth in recent periods has been positively and negatively impacted by trends in the semiconductor industry. Any material imbalance in industry-wide production capacity relative to demand, shift in industry capacity toward products competitive with the Company's products, reduced demand or reduced growth in demand or other factors could result in a decline in the demand for or the prices of the Company's products and could have a material adverse effect on the Company's operating results.

    The market price of the Company's common stock could be subject to significant fluctuations in response to variations in quarterly operating results, shortfalls in revenues or earnings from levels expected by securities analysts and other factors such as announcements of technological innovations or new products by the Company or by the Company's competitors, government regulations, developments in patent or other proprietary rights, and developments in the Company's relationships with parties to collaborative agreements. In addition, the stock market has recently experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as economic conditions generally and in the semiconductor industry specifically, could adversely affect the market price of the Company's common stock.

    The Company does not manufacture finished silicon wafers. Its products, however, require wafers manufactured with state-of-the-art fabrication equipment and techniques. Accordingly, the Company's strategy has been to maintain relationships with large semiconductor manufacturers for the production of its wafers. Substantially all of its silicon wafers are currently manufactured by Seiko Epson in Japan and sold to the Company, through Seiko Epson's affiliated U.S. distributor, S MOS Systems Inc. In connection with a series of agreements entered into in September 1995 with UMC providing for the formation of a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China, UMC committed to supply the Company with sub-micron wafers at existing market prices and terms beginning in the first calendar quarter of 1996 and continuing with phased increases for several years. The Company received the first of such wafers during the first calendar quarter of 1996. A significant interruption in supply from Seiko Epson through S MOS, or interruptions in supply from UMC, would have a material adverse effect on the Company's business.

    Worldwide manufacturing capacity for silicon wafers is limited and inelastic. Therefore, significant increases in demand or interruptions in supply could adversely affect the Company. Through fiscal 1996, the Company was successful in obtaining adequate wafer capacity commitments; however, it did experience delays in obtaining wafers. Although current commitments are anticipated to be adequate through fiscal 1997, there can be no assurance that existing capacity commitments will be sufficient to permit the Company to satisfy all of its customers' demand in future periods. The Company negotiates wafer prices and certain wafer supply commitments with Seiko Epson and S MOS on an annual basis, and, in some cases, as frequently as semiannually. Moreover, wafer prices and commitments are subject to continuing review and revision by the parties. In addition, as noted above, in September 1995 the Company obtained a commitment from UMC to supply the Company with sub-micron wafers beginning in the first calendar quarter of 1996 and continuing with phased increases for several years. The availability of wafers from UMC will depend on, among other things, UMC successfully achieving volume production of the Company's proprietary E(2)CMOS submicron technology. There can be no assurance that UMC will successfully achieve volume production of Company wafers or that Seiko Epson, S MOS or UMC will not reduce their allocations of wafers or increase prices to the Company in future periods or that any such reduction in supply could be offset pursuant to arrangements with alternate sources of supply. If any substantial reduction of supply or substantial price increase were to occur, the Company's operating results could be materially adversely affected.

    The Company's wafer purchases from Seiko Epson are denominated in Japanese yen. During the first half of calendar 1995, the dollar lost substantial value with respect to the yen. This exchange rate decline was regained in the second half of calendar 1995, and the dollar generally continued to gain strength against the yen in the first calendar quarter of 1996. There is no assurance that the value of the dollar with respect to the yen will not again experience substantial deterioration or that any such deterioration will not continue in the future. Any substantial continued deterioration of dollar-yen exchange rates could have a material adverse effect on the Company's results of operations.

    The Company depends upon wafer suppliers to produce wafers with acceptable yields and to deliver them to the Company in a timely manner. Substantially all of the Company's revenues are derived from products based on E(2)CMOS process technology. Successful implementation of the Company's proprietary E(2)CMOS process technology, UltraMOS, requires a high degree of coordination between the Company and its wafer supplier. Therefore, significant lead time is required to reach volume production at a new wafer supply location such as UMC or UICC. Accordingly, there can be no assurance that volume production at UMC or UICC will be achieved in the near term or at all. The manufacture of high performance E(2)CMOS semiconductor wafers is a complex process that requires a high degree of technical skill, state-of-the-art equipment and effective cooperation between the wafer supplier and the circuit designer to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. As is common in the semiconductor industry, the Company has from time to time experienced in the past and expects that it will experience in the future production yield problems and delivery delays. Any prolonged inability to obtain adequate yields or deliveries could adversely affect the Company's operating results.

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

    In addition, other unanticipated changes in or disruptions of the Company's wafer supply arrangements could reduce product availability, increase cost or impair product quality and reliability. Many of the factors that could result in such changes are beyond the Company's control. For example, a disruption of operations at Seiko Epson's or UMC's manufacturing facilities as a result of a work stoppage, fire, earthquake or other natural disaster, would cause delays in shipments of the Company's products and would have a material adverse effect on the Company's operating results.

    The Company's finished silicon wafers are assembled and packaged by independent subcontractors located in the Philippines, South Korea and Malaysia, Hong Kong and the United States. Although the Company has not yet experienced significant problems or interruptions in supply from its assembly contractors, any prolonged work stoppages or other failure of these contractors to supply finished products could have a material adverse effect on the Company's operating results.

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

    Most of the Company's revenue and gross margin over the past three fiscal years was due to sales of low-density GAL products, many of which are second sourced by other suppliers. Future revenue growth will be largely dependent on market acceptance of the Company's new and proprietary products, including its high-density product families, and market acceptance of the Company's proprietary software development tools. There can be no assurance that the Company's product and process development efforts will be successful or that new products, including the Company's high-density products, will continue to achieve market acceptance. If the Company were unable to successfully define, develop and introduce competitive new products in a timely manner, its future operating results would be adversely affected.

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

    International revenues accounted for 43%, 47% and 48% of the Company's revenues for fiscal 1994, 1995 and 1996, respectively. The Company believes that international revenues will continue to represent a significant percentage of revenues. International revenues and operations may be adversely affected by the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations.

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

    The Company currently depends on foreign manufacturers -- Seiko Epson, a Japanese company, and UMC, a Taiwanese Company -- for the manufacture of all of its finished silicon wafers, and anticipates depending on UICC, a Taiwanese company, for the manufacture of a portion of its finished silicon wafers. In addition, after wafer manufacturing is completed and each wafer is tested, products are assembled by subcontractors in South Korea, the Philippines, Hong Kong, the United States and Malaysia. Although the Company has not experienced any interruption in supply from its subcontractors, the social and political situations in these countries can be volatile, and any prolonged work stoppages or other disruptions in the Company's ability to manufacture and assemble its products  would  have a  material  adverse effect  on  the Company's  results of operations. Furthermore, economic risks, such as changes in currency exchange rates, tax laws, tariffs, or freight rates, or interruptions in air transportation, could have a material adverse effect on the Company's results of operations.

EMPLOYEES

    As of March 30, 1996, the Company had 500 full-time employees. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain highly skilled technical, marketing and management personnel.

    None of the Company's employees is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and considers its employee relations good.

ITEM 2.  PROPERTIES

    The Company's corporate offices, testing and principal research and design facilities are located in two adjacent buildings owned by the Company in Hillsboro, Oregon comprising a total of 90,000 square feet. The Company's executive, administrative, marketing and production activities are also located at these facilities. The Company leases a 41,000 square foot research and design facility in Milpitas, California under a five-year term which expires in August 1998.

    The Company leases space in various locations in the United States for its domestic sales offices, and also leases space in Hong Kong, London, Munich, Paris, Seoul, Taipei and Tokyo for its international sales offices. The Company owns a 13,000 square foot research and development facility and approximately 6,000 square feet of dormitory facilities in Shanghai.

ITEM 3.  LEGAL PROCEEDINGS.

    There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT.

    As of June 28, 1996, the executive officers of the Company are as set forth below.

NAME                             AGE                                         POSITION
- - ---------------------------      ---      ------------------------------------------------------------------------------
Cyrus Y. Tsui                        50   President, Chief Executive Officer and Chairman of the Board
Albert L. Chan                       46   Vice President, California Product Development
Stephen M. Donovan                   45   Vice President, International Sales
Paul T. Kollar                       50   Vice President, Sales
Steven A. Laub                       37   Vice President and General Manager
Rodney F. Sloss                      52   Vice President, Finance and Secretary
Jonathan K. Yu                       55   Vice President, Operations
Kenneth K. Yu                        48   Vice President and Managing Director, Lattice Asia

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

    Paul T. Kollar joined the Company in November 1985 and since that time has served as Vice President, Sales and Vice President, Sales and Marketing.

    Steven A. Laub joined the Company in June 1990 as Vice President and General Manager. From September 1983 to June 1990, Mr. Laub was with Bain & Company, Inc., an international management consulting firm, most recently serving as a Vice President and senior member of the technology group.

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

    Kenneth K. Yu joined the Company in January 1991 as Director of Process Technology. He has served as Managing Director, Lattice Asia since November 1992 and was elected Vice President, Lattice Asia in August 1993. From 1987 to 1990 Mr. Yu was Vice President of Northwest Technology Group, a management and technology consulting firm. From 1984 to 1987 he served as Vice President of Development for Ateq Corporation, a manufacturer of high-speed laser lithography tools.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

    The Company's common stock is traded on the over-the-counter market and prices are quoted on the Nasdaq National Market under the symbol "LSCC". The following table sets forth the high and low sale prices for the common stock for the last two fiscal years and for the period since April 1, 1995. On June 20, 1996, the last reported sale price of the common stock was $22.75. All share prices have been adjusted for the three-for-two stock split effected in the form of a stock dividend which was paid on July 6, 1993. As of June 13, 1996, the Company had approximately 327 beneficial owners of its common stock.

                                                                                         HIGH        LOW
                                                                                       ---------  ---------
Fiscal 1995:
  First Quarter......................................................................  $  19 5/8  $  14 3/4
  Second Quarter.....................................................................     20 1/8     16 1/4
  Third Quarter......................................................................     19 3/8     15 1/2
  Fourth Quarter.....................................................................     27 1/8     16 3/8
Fiscal 1996:
  First Quarter......................................................................  $  37 1/8  $      23
  Second Quarter.....................................................................         43     28 7/8
  Third Quarter......................................................................     42 1/8     27 5/8
  Fourth Quarter.....................................................................     37 3/8     26 3/8
Fiscal 1997:
  First Quarter (through June 20, 1996)..............................................  $  36 1/4  $  21 5/8

    The payment of dividends on the common stock is within the discretion of the Company's Board of Directors. The Company intends to retain earnings to finance the growth of its business. The Company has not paid cash dividends on its common stock and the Board of Directors does not expect to declare cash dividends on the common stock in the near future.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information required by this Item is set forth in the Company's 1996 Annual Report to Stockholders at page 17 under the caption "Selected Financial Data", which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this Item is set forth in the Company's 1996 Annual Report to Stockholders at pages 14 through 16 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    FINANCIAL STATEMENTS

    The information required by this Item is set forth in the Company's 1996 Annual Report to Stockholders, at pages 18 through 27, which information is incorporated herein by reference.

                                                                                                      PAGE
                                                                                                      -----
FINANCIAL STATEMENT SCHEDULES
  Report of Independent Accountants on Financial Statement Schedules.............................         S-1
  Schedule VIII -- Valuation and qualifying accounts.............................................         S-2

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

                                    PART III

    Certain information required by Part III is omitted from this Report in that the Company will file its definitive proxy statement for the Annual Meeting of Stockholders to be held on August 12, 1996, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The  information  required  by  this Item  is  included  under  "Proposal 1:
Election of Directors -- Transactions with Management" in the Company's Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

    The information required by this item is included under Item 8 of this Report.

    (a)(3) EXHIBITS.

        3.1  Certificate of Incorporation, as amended (Incorporated by reference to Exhibit
              3.1 filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990).
        3.2  Bylaws, as amended (Incorporated by reference to Exhibit 3.2 filed with the
              Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1991).
        4.1  Preferred Shares Rights Agreement dated as of September 11, 1991 between Lattice
              Semiconductor Corporation and First Interstate Bank of Oregon, N.A., as Rights
              Agent (Incorporated by reference to Exhibit 1 filed with the Company's
              Registration Statement on Form 8-A on September 13, 1991).
       10.2  Licensing, Co-development and Manufacturing Agreement between National
              Semiconductor Corporation and Lattice Semiconductor Corporation dated April 15,
              1987 (Incorporated by reference to Exhibit 10.2, File No. 33-31231). (1)
       10.3  Patent License Agreement dated November 10, 1989 between Monolithic Memories,
              Inc. and Lattice Semiconductor Corporation, as amended (Incorporated by reference to Exhibit 10.3, File No. 33-31231). (1)
       10.4  Production and Non-exclusive License Agreement dated January 19, 1987 between
              Lattice Semiconductor Corporation and SGS Semiconductor Corporation
              (Incorporated by reference to Exhibit 10.4, File No. 33-31231). (1)
       10.5  Manufacturing Agreement dated February 18, 1988 between Lattice Semiconductor
              Corporation and S-MOS Systems, Inc. (Incorporated by reference to Exhibit 10.5,
              File No. 33-35427). (1)
       10.6  Extension effective December 31, 1990 to Manufacturing Agreement dated February
              18, 1988 between Lattice Semiconductor Corporation and S-MOS Systems, Inc.
              (Incorporated by reference to Exhibit 10.6 filed with the Company's Annual
              Report on Form 10-K for the fiscal year ended March 30, 1991).
       10.7  Form of Distributor Agreement (Incorporated by reference to Exhibit 10.6, File
              No. 33-31231).
       10.8  Form of Representative Agreement (Incorporated by reference to Exhibit 10.7,
              File No. 33-31231).
       10.9  * Lattice Semiconductor Corporation 1988 Stock Incentive Plan, as amended
              (Incorporated by reference to Exhibit 10.9 filed with the Company's Annual
              Report on Form 10-K for the fiscal year ended March 28, 1992).
      10.10  * Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.9,
              File No. 33-31231).
      10.11  * Employment Letter dated September 2, 1988 from Lattice Semiconductor
              Corporation to Cyrus Y. Tsui (Incorporated by reference to Exhibit 10.10, File
              No. 33-31231).
      10.12  Form of Proprietary Rights Agreement (Incorporated by reference Exhibit 10.11,
              File No. 33-31231).
      10.13  * Outside Directors Compensation Plan (Incorporated by reference to Exhibit
              10.12, File No. 33-31231).
      10.14  * Amended Outside Directors Stock Option Plan (Incorporated by reference to
              Exhibit 10.13, File No. 33-35427).

      10.15  * 1993 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit
              10.15 filed with the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1993).
      10.16  * Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit
              10.16 filed with the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1993).
      10.17  Advance Production Payment Agreement dated July 5, 1994 among Lattice
              Semiconductor Corporation and Seiko Epson Corporation and S-MOS Systems, Inc.
              (Incorporated by reference to Exhibit 10.17 filed with the Company's Annual
              Report on Form 10-K for the fiscal year ended April 1, 1995). (1)
      10.18  Engineering Payment Agreement dated July 5, 1994 among Lattice Semiconductor
              Corporation and Seiko Epson Corporation and S-MOS Systems, Inc. (Incorporated
              by reference to Exhibit 10.18 filed with the Company's Annual Report on Form
              10-K for the fiscal year ended April 1, 1995). (1)
      10.19  Bridge Capacity Letter dated September 12, 1995 between Lattice Semiconductor
              Corporation and United Microelectronics Corporation. (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated
              September 28, 1995) (1).
      10.20  Foundry Venture Side Letter dated September 13, 1995 among Lattice Semiconductor
              Corporation, United Microelectronics Corporation and FabVen (Incorporated by
              reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K dated September 28, 1995) (1).
      10.21  FabVen Foundry Capacity Agreement dated as of August   , 1995 among FabVen,
              United Microelectronics Corporation and Lattice Semiconductor Corporation
              (Incorporated by reference to Exhibit 10.3 filed with the Company's Current
              Report on Form 8-K dated September 28, 1995) (1).
      10.22  Foundry Venture Agreement dated as of August   , 1995, between Lattice
              Semiconductor Corporation and United Microelectronics Corporation (Incorporated
              by reference to Exhibit 10.4 filed with the Company's Current Report on Form
              8-K dated September 28, 1995) (1).
       11.1  Computation of Net Income Per Share.
       13.1  1996 Annual Report to Stockholders.
       21.1  Subsidiaries of the Registrant.
       23.1  Consent of Independent Accountants.
       24.1  Power of Attorney (see page 20).
       27    Financial Data Schedule for Twelve Months Ended March 30, 1996.

- - ------------------------
(1) Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) thereof.

(b) No reports on Form 8-K were filed during the last quarter of fiscal 1996.

(c) See (a)(3) above.

(d) See (a)(1) and (2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hillsboro, State of Oregon, on the 21st of June, 1996.

                                          LATTICE SEMICONDUCTOR CORPORATION

                                          By:        /s/ RODNEY F. SLOSS
                                          --------------------------------------
                                              Rodney F. Sloss, VICE PRESIDENT,
                                                           FINANCE

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on the 21st day of June, 1996 on behalf of the Registrant and in the capacities indicated:

                      SIGNATURE                                          TITLE
- - ------------------------------------------------------  ---------------------------------------
                         /s/ CYRUS Y. TSUI              President, Chief Executive Officer and
     -------------------------------------------         Chairman of the Board (Principal
                    Cyrus Y. Tsui                        Executive Officer)

                       /s/ RODNEY F. SLOSS
     -------------------------------------------        Vice President Finance (Principal
                   Rodney F. Sloss                       Financial and Accounting Officer)

                       /s/ DANIEL S. HAUER
     -------------------------------------------        Director
                   Daniel S. Hauer

                        /s/ HARRY A. MERLO
     -------------------------------------------        Director
                    Harry A. Merlo

                       /s/ LARRY W. SONSINI
     -------------------------------------------        Director
                   Larry W. Sonsini

                      /s/ DOUGLAS C. STRAIN
     -------------------------------------------        Director
                  Douglas C. Strain

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
 of Lattice Semiconductor Corporation

    Our audits of the consolidated financial statements referred to in our report dated April 17, 1996 appearing on page 27 of the 1996 Annual Report to Stockholders of Lattice Semiconductor Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Portland, Oregon
April 17, 1996

                                                                   SCHEDULE VIII

                       LATTICE SEMICONDUCTOR CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                COLUMN D
                                                     COLUMN B     COLUMN C    -------------    COLUMN E      COLUMN F
                                                    -----------  -----------   CHARGED TO    -------------  -----------
                     COLUMN A                       BALANCE AT   CHARGED TO       OTHER       WRITE-OFFS    BALANCE AT
- - --------------------------------------------------   BEGINNING    COSTS AND     ACCOUNTS        NET OF        END OF
                  CLASSIFICATION                     OF PERIOD    EXPENSES     (DESCRIBE)     RECOVERIES      PERIOD
- - --------------------------------------------------  -----------  -----------  -------------  -------------  -----------
Year ended April 2, 1994:
  Alowance for deferred tax asset.................   $      --    $   2,420     $      --      $      --     $   2,420
  Allowance for doubtful accounts.................         623           --            --             74           697
                                                    -----------  -----------        -----          -----    -----------
                                                     $     623    $   2,420     $      --      $      74     $   3,117
                                                    -----------  -----------        -----          -----    -----------
                                                    -----------  -----------        -----          -----    -----------
Year ended April 1, 1995:
  Allowance for deferred tax asset................   $   2,240    $     399     $      --      $      --     $   2,819
  Allowance for doubtful accounts.................         697           75            --            (29)          743
                                                    -----------  -----------        -----          -----    -----------
                                                     $   3,117    $     474     $      --      $     (29)    $   3,562
                                                    -----------  -----------        -----          -----    -----------
                                                    -----------  -----------        -----          -----    -----------
Year ended March 30, 1996:
  Allowance for deferred tax asset................   $   2,819    $    (483)    $      --      $      --     $   2,336
  Allowance for doubtful accounts.................         743           70            --            (13)          800
                                                    -----------  -----------        -----          -----    -----------
                                                     $   3,562    $    (413)    $      --      $     (13)    $   3,136
                                                    -----------  -----------        -----          -----    -----------
                                                    -----------  -----------        -----          -----    -----------