Form 10-Q
period 1996-06-29
LATTICE SEMICONDUCTOR CORP
filed 1996-08-13
CIK 855658

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 29, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number 0 - 18032
                       ---------

                          LATTICE SEMICONDUCTOR CORPORATION

                (Exact name of Registrant as specified in its charter)

State of Delaware                                                     93-0835214
- - --------------------------------------------------------------------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

5555 N.E. Moore Court, Hillsboro, Oregon                              97124-6421
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                    (503) 681-0118

                 (Registrant's telephone number, including area code)

                         -----------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        ------    ------

At June 29, 1996 there were 22,278,064 shares of the Registrant's common stock, $.01 par value, outstanding.

                          LATTICE SEMICONDUCTOR CORPORATION

                                        INDEX

                            PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements

         Consolidated Statement of Operations -
         Three Months Ended June 29, 1996 and
         July 1, 1995                                       3

         Consolidated Balance Sheet - June 29, 1996
         and March 30, 1996                                 4

         Consolidated Statement of Cash Flows -
         Three Months Ended June 29, 1996
         and July 1, 1995                                   5

         Notes to Consolidated Financial Statements         6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      9


                            PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                  19

         Signatures                                        20

                            PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                          LATTICE SEMICONDUCTOR CORPORATION

                         CONSOLIDATED STATEMENT OF OPERATIONS
                        (In Thousands, except per share data)
                                     (unaudited)


                                                        Three Months Ended
                                                     ------------------------
                                                      June 29,       July 1,
                                                       1996           1995
                                                     ---------      ---------

Revenue                                              $ 48,168       $ 45,013

Costs and expenses:
    Cost of products sold                              19,838         18,769
    Research and development                            6,754          6,383
    Selling, general and administrative                 7,897          7,371
                                                     ---------      ---------

         Total costs and expenses                      34,489         32,523
                                                     ---------      ---------

Income from operations                                 13,679         12,490

Other income, net                                       2,030          1,015
                                                     ---------      ---------

Income before provision for income taxes               15,709         13,505

Provision for income taxes                              5,261          4,659
                                                     ---------      ---------

Net income                                           $ 10,448       $  8,846
                                                     ---------      ---------
                                                     ---------      ---------

Net income per share                                 $   0.46       $   0.45
                                                     ---------      ---------
                                                     ---------      ---------

Weighted average common and
 common equivalent shares
 outstanding                                           22,651         19,811
                                                     ---------      ---------
                                                     ---------      ---------

See accompanying Notes to Consolidated Financial Statements

                          LATTICE SEMICONDUCTOR CORPORATION

                              CONSOLIDATED BALANCE SHEET
                          (In thousands, except share data)

              Assets                             June 29,       March 30,
                                                  1996            1996
                                                -----------     -----------
Current assets:                                (unaudited)
    Cash and cash equivalents                   $  47,738       $  54,600
    Short-term investments                        180,397         160,570
    Accounts receivable                            16,338          22,884
    Inventories                                    27,008          21,761
    Prepaid expenses and other current assets      20,429          19,301
    Deferred income taxes                          11,500           9,700
                                                -----------     -----------

         Total current assets                     303,410         288,816


Wafer supply advance                                8,773          14,507
Property and equipment, net                        27,840          25,471
Investments and other assets                       14,137          14,141
                                                -----------     -----------

                                                $ 354,160       $ 342,935
                                                -----------     -----------
                                                -----------     -----------

    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses       $  23,765       $  22,471
    Deferred income on sales to
      distributors                                 17,070          16,896
    Income taxes payable                            1,708           4,800
                                                -----------     -----------

         Total current liabilities                 42,543          44,167

Commitments and contingencies                          --              --

Stockholders' equity:
    Preferred stock, $.01 par value,
     10,000,000 shares authorized; none
     issued or outstanding                             --              --
    Common stock, $.01 par value,
     100,000,000 shares authorized, 22,278,064 and
      22,123,069 shares issued and outstanding        223             221
    Paid-in capital                               184,356         181,957
    Retained earnings                             127,038         116,590
                                                -----------     -----------

      Total stockholders' equity                  311,617         298,768
                                                -----------     -----------

                                                $ 354,160       $ 342,935
                                                -----------     -----------
                                                -----------     -----------


See accompanying Notes to Consolidated Financial Statements.

                          LATTICE SEMICONDUCTOR CORPORATION

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (In thousands)
                                     (unaudited)

                                                      Three Months Ended
                                                 ----------------------------
                                                   June 29,          July 1,
                                                    1996              1995
                                                 -----------       ----------
Cash flows from operating activities:
    Net income                                   $   10,448        $   8,846
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization                  1,910            1,771
       Changes in assets and liabilities:
         Accounts receivable                          6,546            4,375
         Inventories                                 (5,247)          (2,461)
         Prepaid expenses and other assets             (202)             (91)
         Wafer supply advance                         4,808            2,148
         Deferred income taxes                       (1,800)            (763)
         Accounts payable and other accrued
          expenses                                    1,294           (2,551)
         Income taxes payable                        (3,092)          (3,249)
         Deferred income                                174             (285)
                                                 -----------       ----------

       Total adjustments                              4,391           (1,106)
                                                 -----------       ----------

    Net cash provided by operating activities        14,839            7,740
                                                 ----------        ---------

Cash flows from investing activities:
    Purchase of short-term investments, net         (19,827)          (1,548)
    Capital expenditures                             (4,279)          (3,545)
    Proceeds from sale of equipment                       --              21
                                                 -----------       ----------

    Net cash used by investing activities           (24,106)          (5,072)
                                                 -----------       ----------
Cash flows from financing activities:
    Net proceeds from issuance of stock               2,405            5,248
                                                 -----------       ----------

    Net cash provided by financing activities         2,405            5,248
                                                 -----------       ----------


Net increase (decrease) in cash and cash
 equivalents                                         (6,862)           7,916

Beginning cash and cash equivalents                  54,600            7,697
                                                 -----------       ----------

Ending cash and cash equivalents                 $   47,738        $  15,613
                                                 -----------       ----------
                                                 -----------       ----------


See accompanying Notes to Consolidated Financial Statements.

                          LATTICE SEMICONDUCTOR CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)

(1) Basis of Presentation

    The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 30, 1996.

    The Company reports on a 52 or 53 week fiscal year, which ends on the Saturday closest to March 31. The accompanying financial statements include the accounts of Lattice Semiconductor Corporation and its wholly-owned subsidiaries, Lattice Semiconducteurs SARL, Lattice GmbH, Lattice Semiconductor KK, Lattice Semiconductor (Shanghai) Co. Ltd., Lattice Semiconductor Asia Ltd., Lattice Semiconductor International Ltd. and Lattice UK Limited. The assets, liabilities and results of operations of the subsidiaries were not material for the periods presented. The results of the interim period are not necessarily indicative of the results for the entire year.

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

(4) Inventories (in thousands):   June 29,       March 30,
                                    1996           1996
                                  --------       --------

    Work in progress              $17,226        $13,174
    Finished goods                  9,782          8,587
                                  -------        -------

                                  $27,008        $21,761
                                  -------        -------
                                  -------        -------

(5)  Changes in Stockholders' Equity (in thousands):

                                  Common    Paid-in    Retained
                                  Stock     Capital    Earnings    Total
                                  -------   --------   ---------  ---------

    Balances, March 30, 1996     $  221    $181,957   $116,590   $ 298,768

    Stock option exercises            2       2,402         --       2,404

    Other                            --          (3)        --          (3)

    Net income for the
      three-month period             --          --     10,448      10,448
                                  -------   --------   ---------  ---------

    Balances, June 29, 1996       $ 223    $184,356   $127,038   $ 311,617
                                  -------   --------   ---------  ---------
                                  -------   --------   ---------  ---------

(6) Contingencies

    The Company is exposed to certain asserted and unasserted potential claims. Patent and other proprietary rights infringement claims are common in the semiconductor industry and the Company has received a letter from a semiconductor manufacturer stating that it believes certain patents held by it cover products previously sold by the Company. While this manufacturer has offered to license certain of such patents to the Company, there can be no assurance that, on this or any other claim which may be made against the Company, the Company could obtain a license on terms or under conditions that would be favorable to the Company. Management believes that the disposition of these claims will not have a material adverse effect on the Company's financial position or results of operations.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in the section entitled "Factors Affecting Future Results" and elsewhere in this report.

RESULTS OF OPERATIONS

REVENUE

Revenue was $48.2 million in the first quarter of fiscal 1997, an increase of seven percent as compared to $45.0 million for the first quarter of fiscal 1996. The majority of the Company's revenue for the periods presented was derived from sales of GAL-Registered Trademark- (Generic Array Logic) products, which address the low-density segment of the CMOS programmable logic market. The majority of the Company's revenue growth for the periods presented resulted from the sales of new products, primarily in the high-density segment of the PLD market. Increases in the sales of the Company's high-density products have been significant and have grown consistently as a percentage of the Company's overall revenue. For the first quarter of fiscal 1997, revenue from the sale of high-density products amounted to approximately one-half of the Company's overall revenue.

Revenue from international sales was 47% of total revenue in the first quarter of fiscal 1997 as compared to 48% in the same 1996 fiscal period. The Company expects export sales to continue to represent a significant portion of revenue. See "Factors Affecting Future Results".

Overall average selling prices increased in the fiscal 1997 first quarter as compared to the same fiscal 1996 quarter. This was due primarily to a higher proportion of high-density products included in the revenue mix. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products. The Company's ability to maintain its recent trend of revenue growth and market penetration is in large part dependent on the continued development, introduction and market acceptance of new products. See "Factors Affecting Future Results".

GROSS MARGIN

The Company's gross margin as a percentage of revenue was 58.8% in the first quarter of fiscal 1997 as compared to 58.3% for the same quarter of fiscal 1996. This increase in gross margin percentage was primarily due to improved capacity utilization and other reductions in the Company's manufacturing costs offsetting higher period costs associated with increased production of high-density products. Profit margins on older products generally tend to decrease over time as selling prices decline, but the Company's strategy has been to offset these decreases by continuously introducing new products with higher margins.

RESEARCH AND DEVELOPMENT

Research and development expense increased by approximately $371,000, or six percent, from the first quarter of fiscal 1996 to the first quarter of fiscal 1997, and represented approximately 14% of revenue for each of the fiscal periods. The spending increases were related primarily to the development of new technologies and new products, including the Company's high-density product families and their related software development tools. The Company believes that a continued commitment to research and development is essential in order to maintain product leadership in its existing product families and to provide innovative new product offerings, and therefore expects to continue to make significant investments in research and development in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased by approximately $526,000, or seven percent, between the first quarter of fiscal 1996 and the fiscal 1997 first quarter. This increase was primarily due to expansion of the Company's sales force and higher sales commissions associated with the higher revenue levels. Selling, general and administrative expense as a percentage of revenue was constant at 16.4% for both of the fiscal periods presented.

INTEREST AND OTHER INCOME

Interest and other income (net of expense) doubled from approximately $1.0 million for the first quarter of fiscal 1996 to approximately $2.0 million for the same 1997 fiscal quarter. This was due to higher cash and investment balances resulting from cash generated from operations and the Company's follow-on public offering of common stock in November 1995.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 33.5% for the first quarter of fiscal 1997 as compared to 34.5% recorded in the same fiscal quarter of 1996. This decrease is due primarily to a higher amount of non-taxable investment income associated with the higher cash and investment balances as discussed above.

Deferred tax asset valuation allowances are recorded to offset deferred tax assets that can only be realized by earning taxable income in distant future years. Management established the valuation allowances because it cannot determine if it is more likely than not that such income will be earned.

FACTORS AFFECTING FUTURE RESULTS

The Company believes that its future operating results will be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, the timing of new product introductions, price erosion, product obsolescence, substantial adverse currency exchange rate movements, variations in product mix, scheduling, rescheduling and cancellation of large orders, competitive factors, the availability of manufacturing capacity, the ability to develop and implement new process technologies, fluctuations in manufacturing yields, changes in effective tax rates and litigation expenses. Due to these and other factors, the Company's past results are a less useful predictor of future results than is the case in more mature and stable industries. The Company has over time increased its level of operating expenses and investment in manufacturing capacity in anticipation of future growth in revenues. To the extent that this revenue growth does not materialize, the Company's operating results would be adversely affected.

The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity and accelerated erosion of average selling prices. The Company's rate of growth in recent periods has been impacted by the cyclicality in the semiconductor industry. Any material imbalance in industry-wide production capacity relative to demand, shift in industry capacity toward products competitive with the Company's products, reduced demand or reduced growth in demand or other factors could result in a decline in the demand for or the prices of the Company's products and could have a material adverse effect on the Company's operating results.

The market price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, shortfalls in revenues or earnings from levels expected by securities analysts and other factors such as announcements of technological innovations or new products by the Company or by the Company's competitors, government regulations, developments in patent or other proprietary rights, and developments in the Company's relationships with parties to collaborative agreements. In addition, the stock market has recently experienced significant price fluctuations. These fluctuations at times have been unrelated to the operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as economic conditions generally and in the semiconductor industry specifically, could adversely affect the market price of the Company's Common Stock.

The Company does not manufacture finished silicon wafers. Its products, however, require wafers manufactured with state-of-the-art fabrication equipment and techniques. Accordingly, the Company's strategy has been to maintain relationships with large semiconductor manufacturers for the production of its wafers. Substantially all of its silicon wafers are currently manufactured by Seiko Epson Corporation ("Seiko Epson") in Japan and sold to the Company, through Seiko Epson's affiliated U.S. distributor, S MOS Systems Inc. ("S MOS"). In connection with a series of agreements entered into in September 1995 with United Microelectronics Corporation ("UMC") providing for the formation of a separate Taiwanese company, United Integrated Circuits Corporation ("UICC"), for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China, UMC committed to supply the Company with sub-micron wafers beginning in the first calendar quarter of 1996. The Company received the first of such wafers during the first calendar quarter of 1996. A significant interruption in supply from Seiko Epson through S MOS, or from UMC, could have a material adverse effect on the Company's business.

Worldwide manufacturing capacity for silicon wafers is limited and inelastic. Therefore, significant increases in demand or interruptions in supply could adversely affect the Company. Although current commitments are anticipated to be adequate through fiscal 1997, there can be no assurance that existing capacity commitments will be sufficient to permit the Company to satisfy all of its customers' demand in future periods. The Company negotiates wafer prices and wafer supply commitments with its principal wafer suppliers on a periodic basis. Moreover, wafer prices and commitments are subject to continuing review and revision by the parties. However, there can be no assurance that Seiko Epson, S MOS or UMC will not reduce their allocations of wafers or increase prices to the Company in future periods. If any substantial reduction of supply or substantial price increase were to occur, the Company's operating results could be materially adversely affected.

The Company's wafer purchases from Seiko Epson are denominated in Japanese yen. Historical fluctuations in the dollar/yen exchange rate have been significant. There is no assurance that the value of the dollar with respect to the yen will not experience substantial deterioration in the future. Any substantial prolonged or permanent deterioration of dollar/yen exchange rates could have a material adverse effect on the Company's results of operations.

The Company depends upon wafer suppliers to produce wafers with acceptable yields and to deliver them to the Company in a timely manner. Substantially all of the Company's revenues are derived from products based on E2CMOS-Registered Trademark- process technology. Successful implementation of the Company's proprietary E2CMOS process technology, UltraMOS-Registered Trademark-, requires a high degree of coordination between the Company and its wafer supplier. The manufacture of high performance E2CMOS semiconductor wafers is a complex process that requires a high degree of technical skill, state-of-the-art equipment and effective cooperation between the wafer supplier and the circuit designer to produce acceptable yields.
Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. As is common in the semiconductor industry, the Company has from time to time experienced in the past and expects that it will experience in the future production yield problems and delivery delays.
Any prolonged inability to obtain adequate yields or deliveries could adversely affect the Company's operating results.

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

The semiconductor industry is generally characterized by vigorous protection and pursuit of intellectual property rights and positions, which have on occasion resulted in protracted litigation that utilizes cash and management resources, which can have a significant adverse effect on operating results. The Company has received a letter from a semiconductor manufacturer stating that it believes a number of its patents, related to product packaging, cover certain products previously sold by the Company. While the manufacturer has offered to license certain of such patents to the Company, there can be no assurance, on this or any other claim which may be made against the Company, that the Company could obtain a license on terms or under conditions that would be favorable to the Company. In addition, there can be no assurance that other intellectual property claims will not be made against the Company in the future or that the Company will not be prohibited from using the technologies subject to such claims or be required to obtain licenses and make corresponding royalty payments for past or future use.

International revenues accounted for 47% and 48% of the Company's revenues for the first three months of fiscal 1997 and fiscal 1996, respectively. The Company believes that international revenues will continue to represent a significant percentage of revenues. International revenues and operations may be adversely affected by the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations.

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


LIQUIDITY AND CAPITAL RESOURCES

    As of June 29, 1996, the Company's principal source of liquidity was $228.1 million of cash and short-term investments, an increase of approximately $13 million from the balance of $ 215.2 million at March 30, 1996. This increase was primarily the result of cash generated from operations. The Company also has available an unsecured $10 million demand bank credit facility with interest due on outstanding balances at a money market rate. This facility has not been used.

    Accounts receivable decreased 29% as compared to the balance at March 30, 1996. This decrease was primarily due to the lower revenue level in the fiscal 1997 first quarter as compared to the fourth quarter of fiscal 1996 and the timing of billings to end customers and distributors. Inventories increased by 24% versus amounts recorded at March 30, 1996 due to increased production based on wafer supply commitments made in anticipation of revenue levels higher than actually attained. The wafer supply advance decreased by approximately $5.7 million, or 40%, as compared to the balance at March 30, 1996 due to the receipt of wafers under the Advance Production Payment agreement with Seiko Epson and a $926,000 reclassification to "Prepaid expenses and other current assets" as an increase in management's estimate of wafers to be received under this agreement in the next twelve months.
Accounts payable and accrued expenses increased six percent as compared to the balance at March 30, 1996 due to the higher level of wafer receipts and timing of payments. The decrease in income taxes payable of $3.1 million between March 30, 1996 and June 29, 1996 is primarily attributable to the timing of quarterly tax payments and lower pretax profits in the first fiscal 1997 period as compared to the fourth fiscal quarter of 1996.

    Substantially all of the Company's silicon wafer purchases are currently denominated in Japanese yen. The Company maintains yen-denominated bank accounts and bills its Japanese customers in yen. The yen bank deposits utilized to hedge yen-denominated wafer purchases are accounted for as identifiable hedges against specific and firm wafer purchases.

    The Company entered into a series of agreements with UMC in September 1995 pursuant to which the Company has agreed to join UMC and several other companies to form a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China. Under the terms of the agreements, the Company will invest approximately $60 million, payable in three installments over two and one-half years, for a 10% equity interest in the corporation and the right to receive a percentage of the facility's wafer production at market prices. The timing of the payments is related to certain milestones in the development of the advanced semiconductor manufacturing facility. The first payment, in the amount of approximately $13.7 million, was paid in January 1996, the second payment, in the amount of approximately $27.2 million, is anticipated to be required during the three month period ending February 1997, and the final payment is anticipated to be required within the six month period ending December 1997.
The Company expects to finance these payments from existing sources and funds generated from operations. As a result of the future payments, the Company's working capital will be reduced by an aggregate of approximately $46.3 million over the time period of the remaining payments.

     The Company currently anticipates capital expenditures of approximately $15 to $20 million for the fiscal year ending March 29, 1997. A significant portion of these expenditures is planned for improvements and expansions to the Company's manufacturing capacity and facilities.

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

                             PART II.   OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits.

              11.1      Computation of Net Income Per Share

              27        Financial Data Schedule for Three Months Ended
                        June 29, 1996

         (b) No reports on Form 8-K were filed during the three months ended June 29, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             LATTICE SEMICONDUCTOR CORPORATION



Date:  August 13, 1996             /S/ Rodney F. Sloss
    ------------------            -----------------------------
                                  By:  Rodney F. Sloss
                                       Vice President, Finance (Principal
                                       Accounting Officer)