Form 10-Q
period 1996-09-30
LATTICE SEMICONDUCTOR CORP
filed 1996-11-12
CIK 855658

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1996

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

                       ________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     ------

At September 28, 1996 there were 22,354,569 shares of the Registrant's common stock, $.01 par value, outstanding.

                      LATTICE SEMICONDUCTOR CORPORATION

                                    INDEX

                      PART I.  FINANCIAL INFORMATION



Item 1.        Financial Statements

               Consolidated Statement of Operations -
               Three and Six Months Ended Sept. 28, 1996 and
               Sept. 30, 1995                                     3

               Consolidated Balance Sheet - Sept. 28, 1996
               and March 30, 1996                                 4

               Consolidated Statement of Cash Flows -
               Six Months Ended Sept. 28, 1996
               and Sept. 30, 1995                                 5

               Notes to Consolidated Financial Statements         6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations      8


                        PART II.    OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security
               Holders                                           17

Item 6.        Exhibits and Reports on Form 8-K                  18

               Signatures                                        19

                          PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        LATTICE SEMICONDUCTOR CORPORATION

                       CONSOLIDATED STATEMENT OF OPERATIONS
                       (In Thousands, Except per Share Data)
                                    (Unaudited)

                                                              Three Months Ended         Six Months Ended
                                                             ---------------------    ----------------------
                                                             Sept. 28,   Sept. 30,    Sept. 28,    Sept. 30,
                                                               1996        1995         1996         1995
                                                             ---------   ---------    ---------    ---------
Revenue                                                      $  48,638   $  48,608    $  96,806    $  93,621

Costs and expenses:
          Cost of products sold                                 19,995      20,190       39,833       38,959
          Research and development                               6,888       6,690       13,642       13,073
          Selling, general and administrative                    8,194       7,716       16,091       15,087
                                                             ---------   ---------    ---------    ---------
           Total costs and expenses                             35,077      34,596       69,566       67,119
                                                             ---------   ---------    ---------    ---------
Income from operations                                          13,561      14,012       27,240       26,502

Other income, net                                                2,168         917        4,198        1,932
                                                             ---------   ---------    ---------    ---------
Income before provision for income taxes                        15,729      14,929       31,438       28,434

Provision for income taxes                                       5,269       5,151       10,530        9,810
                                                             ---------   ---------    ---------    ---------
Net income                                                   $  10,460    $  9,778    $  20,908    $  18,624
                                                             ---------   ---------    ---------    ---------
                                                             ---------   ---------    ---------    ---------
Net income per share                                         $    0.46    $   0.49    $    0.92    $    0.93
                                                             ---------   ---------    ---------    ---------
                                                             ---------   ---------    ---------    ---------
Weighted average common and
   common equivalent shares
          outstanding                                           22,630      20,119       22,642       20,117
                                                             ---------   ---------    ---------    ---------
                                                             ---------   ---------    ---------    ---------


See accompanying Notes to Consolidated Financial Statements

                        LATTICE SEMICONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEET
                        (In Thousands, Except Share Data)

                 Assets                                            Sept. 28,    March 30,
                                                                     1996         1996
                                                                  -----------   ---------
                                                                  (unaudited)
Current assets:
    Cash and cash equivalents                                     $  45,350    $  54,600
    Short-term investments                                          187,252      160,570
    Accounts receivable                                              20,294       22,884
    Inventories                                                      28,359       21,761
    Prepaid expenses and other current assets                        22,408       19,301
    Deferred income taxes                                            11,200        9,700
                                                                  -----------   ---------
          Total current assets                                      314,863      288,816

Wafer supply advance                                                  2,450       14,507
Property and equipment, net                                          29,095       25,471
Foundry investment and other assets                                  14,209       14,141
                                                                  -----------   ---------
                                                                  $ 360,617    $ 342,935
                                                                  -----------   ---------
                                                                  -----------   ---------
    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                         $  20,897    $  22,471
    Deferred income on sales to
      distributors                                                   14,016       16,896
    Income taxes payable                                              2,214        4,800
                                                                  -----------   ---------
          Total current liabilities                                  37,127       44,167

Commitments and contingencies                                            --           --

Stockholders' equity:
    Preferred stock, $.01 par value,
      10,000,000 shares authorized; none
      issued or outstanding                                              --           --
    Common stock, $.01 par value,
      100,000,000 shares authorized, 22,354,569 and
      22,123,069 shares issued and outstanding                          223          221
    Paid-in capital                                                 185,769      181,957
    Retained earnings                                               137,498      116,590
                                                                  -----------   ---------
          Total stockholders' equity                                323,490      298,768
                                                                  -----------   ---------
                                                                  $ 360,617    $ 342,935
                                                                  -----------   ---------
                                                                  -----------   ---------


See accompanying Notes to Consolidated Financial Statements.
                                      -4-

                       LATTICE SEMICONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                  (unaudited)

                                                                       Six Months Ended
                                                                    -----------------------
                                                                    Sept. 28,     Sept. 30,
                                                                      1996          1995
                                                                    ---------     ---------
Cash flows from operating activities:
   Net income                                                       $  20,908     $  18,624
   Adjustments to reconcile net income to
   net cash provided by operating activities:
       Depreciation and amortization                                    4,060         3,533
       Changes in assets and liabilities:
          Accounts receivable                                           2,590        (2,483)
          Inventories                                                  (6,598)       (6,975)
          Prepaid expenses and other assets                              (367)          (10)
          Wafer supply advance                                          9,248         4,813
          Deferred income taxes                                        (1,500)       (1,599)
          Accounts payable and other accrued
           expenses                                                    (1,574)        4,559
          Income taxes payable                                         (2,586)       (2,455)
          Deferred income                                              (2,880)        2,538
                                                                    ---------     ---------
       Total adjustments                                                  393         1,921
                                                                    ---------     ---------
   Net cash provided by operating activities                           21,301        20,545
                                                                    ---------     ---------
Cash flows from investing activities:
   Purchase of short-term investments, net                            (26,682)       (5,021)
   Capital expenditures                                                (7,683)       (6,364)
   Proceeds from sale of equipment                                         --            21
                                                                    ---------     ---------
   Net cash used by investing activities                              (34,365)      (11,364)
                                                                    ---------     ---------
Cash flows from financing activities:
   Net proceeds from issuance of stock                                  3,814         9,585
                                                                    ---------     ---------
   Net cash provided by financing activities                            3,814         9,585
                                                                    ---------     ---------

Net increase (decrease) in cash and cash equivalents                   (9,250)       18,766

Beginning cash and cash equivalents                                    54,600         7,697
                                                                    ---------     ---------
Ending cash and cash equivalents                                    $  45,350     $  26,463
                                                                    ---------     ---------
                                                                    ---------     ---------

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

(4)  Inventories (in thousands):
                                   Sept. 28,      March 30,
                                     1996            1996
                                   ---------      ---------
     Work in progress                $20,598        $13,174
     Finished goods                    7,761          8,587
                                   ---------      ---------
                                     $28,359        $21,761
                                   ---------      ---------
                                   ---------      ---------

(5)  Changes in Stockholders' Equity (in thousands):

                                   Common    Paid-in    Retained
                                   Stock     Capital    Earnings      Total
                                  -------    -------    --------   ----------
     Balances, March 30, 1996     $  221    $181,957   $116,590     $ 298,768

     Stock option exercises            2       3,806         --         3,808

     Other                            --           6         --             6

     Net income for the
       six-month period               --          --     20,908        20,908
                                  -------    -------    --------   ----------
     Balances, Sept. 28, 1996      $ 223    $185,769   $137,498     $ 323,490
                                  -------    -------    --------   ----------
                                  -------    -------    --------   ----------

(6)  Contingencies:

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

RESULTS OF OPERATIONS

REVENUE

Revenue was $48.6 million for the second quarter of fiscal 1997 and 1996, respectively. Revenue for the first six month period of fiscal 1997 was $96.8 million, as compared to $93.6 million for the first six month period of fiscal 1996. The majority of the Company's revenue prior to fiscal 1997 was derived from sales of GAL-Registered Trademark- (Generic Array Logic) products, which address the low-density segment of the CMOS programmable logic market. The majority of the Company's revenue growth for the six month period of fiscal 1997 as compared to six month period of fiscal 1996 resulted from the sales of new products, primarily in the high-density segment of the PLD market. Increases in the sales of the Company's high-density products have been significant and have grown consistently as a percentage of the Company's overall revenue. For the first six month period of fiscal 1997, revenue from the sale of high-density products amounted to approximately one-half of the Company's overall revenue.

Revenue from international sales was 48% and 47% of total revenue in the second quarter and the first six month period of fiscal 1997, respectively, as compared to 49% in both the second quarter and the first six month period of fiscal 1996. The Company expects export sales to continue to represent a significant portion of revenue. See "Factors Affecting Future Results".

Overall average selling prices increased in the second quarter and the first six month period of fiscal 1997 as compared to the second quarter and the first six month period of fiscal 1996. This was due primarily to a higher proportion of high-density products included in the revenue mix. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products. The Company's ability to generate revenue growth and increase market penetration is in large part dependent on the continued development, introduction and market acceptance of new products. See "Factors Affecting Future Results".

GROSS MARGIN

The Company's gross margin as a percentage of revenue was 58.9% in the second quarter of fiscal 1997 as compared to 58.5% in the second quarter of fiscal 1996. For the first six month period of fiscal 1997, the gross margin was 58.9%, an increase from 58.4% in the first six month period of fiscal 1996. This increase in gross margin percentage was primarily due to reductions in the Company's manufacturing costs. Profit margins on older products generally tend to decrease over time as selling prices decline, but the Company's strategy has been to offset these decreases by continuously introducing new products with higher margins.

RESEARCH AND DEVELOPMENT

Research and development expense increased by approximately $198,000, or 3%, in the second quarter of fiscal 1997 when compared to the second quarter of fiscal 1996, and increased $569,000, or 4%, in the first six month period of fiscal 1997 when compared to the first six month period of fiscal 1996. This expense represented approximately 14% of revenue for all periods. The spending increases were related primarily to the development of new technologies and new products, including the Company's high-density product families and their related software development tools. The Company believes that a continued commitment to research and development is essential in order to maintain product leadership in its existing product families and to provide innovative new product offerings, and therefore expects to continue to make significant investments in research and development in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased by approximately $478,000, or 6%, in the second quarter of fiscal 1997 when compared to the second quarter of fiscal 1996, and increased by $1.0 million, or 7%, in the first six months of fiscal 1997 when compared to the first six months of fiscal 1996. This increase was primarily due to expansion of the Company's sales force and higher sales commissions associated with the higher revenue levels. Selling, general and administrative expense increased to approximately 17% of revenue in the fiscal 1997 periods from approximately 16% of revenue in the fiscal 1996 periods.

INTEREST AND OTHER INCOME

Interest and other income (net of expense) more than doubled to approximately $2.2 million for the second quarter of fiscal 1997 from approximately $917,000 for the second quarter of fiscal 1996, and to $4.2 million for the first six month period of fiscal 1997 from $1.9 million for the first six month period of fiscal 1996. This was due to higher cash and investment balances resulting from cash generated from operations and the Company's follow-on public offering of common stock in November 1995.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 33.5% for the second quarter and the first six period of fiscal 1997 as compared to 34.5% for the second quarter and first six period of fiscal 1996. This decrease is due primarily to a higher amount of non-taxable investment income associated with the higher cash and investment balances as discussed above.

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

The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity and accelerated erosion of average selling prices. The Company's rate of growth in recent periods has been impacted by the cyclicality of the semiconductor industry. Any material imbalance in industry-wide production capacity relative to demand, shift in industry capacity toward products competitive with the Company's products, reduced demand or reduced growth in demand or other factors could result in a decline in the demand for or the prices of the Company's products and could have a material adverse effect on the Company's operating results.

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

The Company does not manufacture finished silicon wafers. Its products, however, require wafers manufactured with state-of-the-art fabrication equipment and techniques. Accordingly, the Company's strategy has been to maintain relationships with large semiconductor manufacturers for the production of its wafers. Substantially all of its silicon wafers are currently manufactured by Seiko Epson Corporation ("Seiko Epson") in Japan and sold to the Company, through Seiko Epson's affiliated U.S. distributor, S MOS Systems Inc. ("S MOS"). In connection with a series of agreements entered into in September 1995 with United Microelectronics Corporation ("UMC") providing for the formation of a separate Taiwanese company, United Integrated Circuits Corporation ("UICC"), for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China, UMC began supplying the Company with sub-micron production wafers in the third calendar quarter of 1996. A significant interruption in supply from Seiko Epson through S MOS, or from UMC, could have a material adverse effect on the Company's business.

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

The Company depends upon wafer suppliers to produce wafers with acceptable yields and to deliver them to the Company in a timely manner. Substantially all of the Company's revenues are derived from products based on E(2) CMOS-Registered Trademark- process technology. Successful implementation of the Company's proprietary E(2) CMOS process technology, UltraMOS-Registered Trademark-, requires a high degree of coordination between the Company and its wafer suppliers. The manufacture of high performance E(2) CMOS semiconductor wafers is a complex process that requires a high degree of technical skill, state-of-the-art equipment and effective cooperation between the wafer supplier and the circuit designer to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. As is common in the semiconductor industry, the Company has from time to time experienced in the past and expects that it will experience in the future production yield problems and delivery delays. Any prolonged inability to obtain adequate yields or deliveries could adversely affect the Company's operating results.

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

The semiconductor industry is generally characterized by vigorous protection and pursuit of intellectual property rights and positions, which have on occasion resulted in protracted litigation that utilizes cash and management resources, which can have a significant adverse effect on operating results. The Company has received a letter from a semiconductor manufacturer stating that it believes a number of its patents, related to product packaging, cover certain products previously sold by the Company. While the manufacturer has offered to license certain of such patents to the Company, there can be no assurance on this or any other claim which may be made against the Company, that the Company could obtain a license on terms or under conditions that would be favorable to the Company. In addition, there can be no assurance that other intellectual property claims will not be made against the Company in the future or that the Company will not be prohibited from using the technologies subject to such claims or be required to obtain licenses and make corresponding royalty payments for past or future use.

International revenues accounted for 47% and 49% of the Company's revenues for the first six month periods of fiscal 1997 and fiscal 1996, respectively. The Company believes that international revenues will continue to represent a significant percentage of revenues. International revenues and operations may be adversely affected by the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations.

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


LIQUIDITY AND CAPITAL RESOURCES

     As of September 28, 1996, the Company's principal source of liquidity was $232.6 million of cash and short-term investments, an increase of approximately $17.4 million from the balance of $ 215.2 million at March 30, 1996. This increase was primarily the result of cash generated from operations. The Company also has available an unsecured $10 million demand bank credit facility with interest due on outstanding balances at a money market rate. This facility has not been used.

     Accounts receivable decreased by 11%, or $2.6 million, as compared to the balance at March 30, 1996. This decrease was primarily due to the lower revenue level in the second quarter of fiscal 1997 as compared to the fourth quarter of fiscal 1996 and the timing of billings to end customers and distributors. Inventories increased by $6.6 million, or 30%, versus amounts recorded at March 30, 1996 due to increased production based on wafer supply commitments made in anticipation of future requirements. The wafer supply advance decreased by approximately $12.1 million, or 83%, as compared to the balance at March 30, 1996 due to the receipt of wafers under the Advance Production Payment agreement with Seiko Epson and a $2.8 million reclassification to "Prepaid expenses and other current assets" as an increase in management's estimate of wafers to be received under this agreement in the next twelve months. Accounts payable and accrued expenses decreased by $1.6 million, or 7%, as compared to the balance at March 30, 1996 due to timing of wafer receipts and payments. Deferred income on sales to distributors decreased approximately $2.9 million, or 17%, reflecting lower inventory levels at the distributors. Income taxes payable decreased by $2.6 million, or 54%, as compared to the balance at March 30, 1996 primarily due to the timing of quarterly tax payments.

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

                             PART II.   OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of stockholders was held on August 12, 1996.

          (b) The following directors were elected at the meeting to serve a term of three years:

                      Harry A. Merlo
                      Larry W. Sonsini

              The following directors are continuing to serve their terms:

                      Daniel S. Hauer
                      Douglas C. Strain
                      Cyrus Y. Tsui

          (c) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

                                             For       Withheld
                                        -----------  ------------
     (1)  Election of directors:
                    Harry A. Merlo      19,366,776     219,677
                    Larry W. Sonsini    19,297,506     288,947




                                     For        Against   Abstain    Not Voted
                                  ----------   --------- ---------- -----------
     (2) Adoption of
         1996 Stock
         Incentive Plan           12,553,973  3,143,100   44,696    6,530,670

     (3) Ratification of
         Price Waterhouse LLP
         as the Company's
         independent public
         accountant for the
         fiscal year ending
         March 29, 1997           19,487,352    82,755    16,346    2,685,986


     The foregoing matters are described in further detail in the Company's definitive proxy statement dated July 8, 1996, for the Annual Meeting of Stockholders held on August 12, 1996.

ITEM 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits.

               11.1      Computation of Net Income Per Share

               27        Financial Data Schedule for Six Months Ended
                         September 28, 1996

          (b) No reports on Form 8-K were filed during the six months ended September 28, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LATTICE SEMICONDUCTOR CORPORATION




Date:  November 12, 1996                    /s/ Rodney F. Sloss
      ---------------------------      ----------------------------------------
                                       By:  Rodney F. Sloss
                                            Vice President, Finance (Principal
                                            Accounting Officer)