Form 10-Q
period 1996-12-28
LATTICE SEMICONDUCTOR CORP
filed 1997-02-10
CIK 855658

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 28, 1996

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

                       ________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X    No
                                            -----      -----
At December 28, 1996 there were 22,679,343 shares of the Registrant's common stock, $.01 par value, outstanding.

                   LATTICE SEMICONDUCTOR CORPORATION

                                INDEX

                    PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements

         Consolidated Statement of Operations -
         Three and Nine Months Ended Dec. 28, 1996 and
         Dec. 30, 1995                                      3

         Consolidated Balance Sheet - Dec. 28, 1996
         and March 30, 1996                                 4

         Consolidated Statement of Cash Flows -
         Nine Months Ended Dec. 28, 1996
         and Dec. 30, 1995                                  5

         Notes to Consolidated Financial Statements         6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      8


                    PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                  17

         Signatures                                        18

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                  (unaudited)


                                       Three Months Ended   Nine Months Ended
                                       ------------------   -------------------
                                       Dec. 28,  Dec. 30,   Dec. 28,   Dec. 30,
                                        1996       1995      1996       1995
                                       --------  --------   --------   --------

Revenue                                $51,015   $51,538    $147,821   $145,159

Costs and expenses:
    Cost of products sold               20,967    21,343      60,800     60,302
    Research and development             6,933     6,816      20,575     19,889
    Selling, general and administrative  8,459     8,003      24,550     23,090
                                       -------   -------    --------   --------

       Total costs and expenses         36,359    36,162     105,925    103,281
                                       -------   -------    --------   --------

Income from operations                  14,656    15,376     41,896      41,878

Other income, net                        2,304     1,514      6,502       3,446
                                       -------   -------    --------   --------

Income before provision for income
   taxes                                16,960    16,890     48,398      45,324

Provision for income taxes               5,682     5,827     16,212      15,637
                                       -------   -------    --------   --------

Net income                             $11,278   $11,063    $32,186     $29,687
                                       -------   -------    --------   --------
                                       -------   -------    --------   --------

Net income per share                   $  0.49   $  0.52    $  1.41     $  1.45
                                       -------   -------    --------   --------
                                       -------   -------    --------   --------


Weighted average common and
   common equivalent shares
    outstanding                        23,073     21,409     22,777      20,513
                                       -------   -------    --------   --------
                                       -------   -------    --------   --------


See accompanying Notes to Consolidated Financial Statements

                        LATTICE SEMICONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                  Assets                             Dec. 28,      March 30,
                                                       1996          1996
                                                    -----------   -----------
Current assets:                                     (unaudited)
    Cash and cash equivalents                       $   59,756    $   54,600
    Short-term investments                             183,506       160,570
    Accounts receivable                                 22,850        22,884
    Inventories                                         28,748        21,761
    Prepaid expenses and other current assets           21,608        19,301
    Deferred income taxes                               12,700         9,700
                                                    -----------   -----------

         Total current assets                          329,168       288,816

Wafer supply advance                                         0        14,507
Property and equipment, net                             27,908        25,471
Foundry investment and other assets                     22,485        14,141
                                                    -----------   -----------

                                                      $379,561      $342,935
                                                    -----------   -----------
                                                    -----------   -----------

    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses             $22,105        $22,471
    Deferred income on sales to
      distributors                                     14,810         16,896
    Income taxes payable                                  388          4,800
                                                    -----------   -----------

         Total current liabilities                     37,303         44,167

Commitments and contingencies                             --             --

Stockholders' equity:
    Preferred stock, $.01 par value,
      10,000,000 shares authorized; none
      issued or outstanding                                --            --
    Common stock, $.01 par value,
      100,000,000 shares authorized, 22,679,343 and
      22,123,069 shares issued and outstanding             227           221
    Paid-in capital                                    193,255       181,957
    Retained earnings                                  148,776       116,590
                                                    -----------   -----------

         Total stockholders' equity                    342,258       298,768
                                                    -----------   -----------

                                                      $379,561      $342,935
                                                    -----------   -----------
                                                    -----------   -----------


See accompanying Notes to Consolidated Financial Statements.

                         LATTICE SEMICONDUCTOR CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                         Nine Months Ended
                                                     -------------------------
                                                      Dec. 28,       Dec. 30,
                                                        1996           1995
                                                     ----------      ---------
Cash flows from operating activities:
     Net income                                         $32,186        $29,687
     Adjustments to reconcile net income to
     net cash provided by operating activities:
          Depreciation and amortization                   6,319          5,280
          Changes in assets and liabilities:
               Accounts receivable                           34         (5,430)
               Inventories                               (6,987)        (8,856)
               Prepaid expenses and other assets         (9,173)          (109)
               Wafer supply advance                      13,028          7,853
               Deferred income taxes                     (3,000)        (2,073)
               Accounts payable and other accrued
                 expenses                                  (366)         3,301
               Income taxes payable                      (4,412)         1,033
               Deferred income                           (2,086)         5,099
                                                      ----------      --------
          Total adjustments                              (6,643)         6,098
                                                      ----------      --------
     Net cash provided by operating activities           25,543         35,785
                                                      ----------      --------
Cash flows from investing activities:
     Purchase of short-term investments, net            (22,936)       (44,497)
     Capital expenditures                                (8,755)        (9,894)
     Proceeds from sale of equipment                        --              21
                                                      ----------      --------
     Net cash used by investing activities              (31,691)       (54,370)
                                                      ----------      --------
Cash flows from financing activities:
     Net proceeds from issuance of stock                 11,304         97,295
                                                      ----------      --------
     Net cash provided by financing activities           11,304         97,295
                                                      ----------      --------

Net increase in cash and cash equivalents                 5,156         78,710

Beginning cash and cash equivalents                      54,600          7,697
                                                      ----------      --------
Ending cash and cash equivalents                        $59,756        $86,407
                                                      ----------      --------
                                                      ----------      --------

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

(4) Inventories (in thousands):   Dec. 28,       March 30,
                                    1996           1996
                                  -------        ---------
    Work in progress              $19,722        $13,174
    Finished goods                  9,026          8,587
                                  -------        -------
                                  $28,748        $21,761
                                  -------        -------
                                  -------        -------

(5)  Changes in Stockholders' Equity (in thousands):

                                  Common    Paid-in    Retained
                                  Stock     Capital    Earnings      Total
                                  ------    -------    --------      -----
    Balances, March 30, 1996     $  221    $181,957   $116,590   $ 298,768

    Stock option exercises            6      11,296         --      11,302

    Other                            --           2         --           2

    Net income for the
      nine-month period              --          --     32,186      32,186
                                 ------    --------   --------   ----------
    Balances, Dec. 28, 1996       $ 227    $193,255   $148,776   $ 342,258
                                 ------    --------   --------   ----------
                                 ------    --------   --------   ----------
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

RESULTS OF OPERATIONS

REVENUE

Revenue was $51.0 million and $51.5 million for the third quarters of fiscal 1997 and 1996, respectively. Revenue for the first nine month period of fiscal 1997 was $147.8 million, as compared to $145.2 million for the first nine month period of fiscal 1996. The majority of the Company's revenue prior to fiscal 1997 was derived from sales of GAL-Registered Trademark- (Generic Array Logic) products, which address the low-density segment of the CMOS programmable logic market. The majority of the Company's revenue growth for the nine month period of fiscal 1997 as compared to nine month period of fiscal 1996 resulted from the sales of new products, primarily in the high-density segment of the PLD market. Increases in the sales of the Company's high-density products have been significant and have grown consistently as a percentage of the Company's overall revenue. For the first nine month period of fiscal 1997, revenue from the sale of high-density products made up the majority of the Company's overall revenue.

Revenue from international sales was 48% and 47% of total revenue in the third quarter and the first nine month period of fiscal 1997, respectively, as compared to 48% and 49% in the third quarter and the first nine month period of fiscal 1996. The Company expects export sales to continue to represent a significant portion of revenue. See "Factors Affecting Future Results".

Overall average selling prices increased in the third quarter and the first nine month period of fiscal 1997 as compared to the third quarter and the first nine month period of fiscal 1996. This was due primarily to a higher proportion of high-density products included in the revenue mix. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products. The Company's ability to generate revenue growth and increase market penetration is in large part dependent on the continued development, introduction and market acceptance of new products. See "Factors Affecting Future Results".

GROSS MARGIN

The Company's gross margin as a percentage of revenue was 58.9% in the third quarter of fiscal 1997 as compared to 58.6% in the third quarter of fiscal 1996. For the first nine month period of fiscal 1997, the gross margin was 58.9%, an increase from 58.5% in the first nine month period of fiscal 1996. This increase in gross margin percentage was primarily due to reductions in the Company's manufacturing costs. Profit margins on older products generally tend to decrease over time as selling prices decline, but the Company's strategy has been to offset these decreases by continuously introducing new products with higher margins.

RESEARCH AND DEVELOPMENT

Research and development expense increased by approximately $117,000, or 2%, in the third quarter of fiscal 1997 when compared to the third quarter of fiscal 1996, and increased $686,000, or 3%, in the first nine month period of fiscal 1997 when compared to the first nine month period of fiscal 1996. This expense represented between 13% and 14% of revenue for all periods. The spending increases were related primarily to the development of new technologies and new products, including the Company's high-density product families and related software development tools. The Company believes that a continued commitment to research and development is essential in order to maintain product leadership in its existing product families and to provide innovative new product offerings, and therefore expects to continue to make significant investments in research and development in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased by approximately $456,000, or 6%, in the third quarter of fiscal 1997 when compared to the third quarter of fiscal 1996, and increased by $1.46 million, or 6%, in the first nine months of fiscal 1997 when compared to the first nine months of fiscal 1996. This increase was primarily due to expansion of the Company's sales force and higher sales commissions associated with the higher revenue levels. Selling, general and administrative expense increased to approximately 17% of revenue in the fiscal 1997 periods from approximately 16% of revenue in the fiscal 1996 periods.

INTEREST AND OTHER INCOME

Interest and other income (net of expense) increased to approximately $2.30 million for the third quarter of fiscal 1997 from approximately $1.51 million for the third quarter of fiscal 1996, and to $6.50 million for the first nine month period of fiscal 1997 from $3.45 million for the first nine month period of fiscal 1996. This was due to higher cash and investment balances resulting from cash generated from operations and the Company's follow-on public offering of common stock in November 1995.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 33.5% for the third quarter and the first nine month period of fiscal 1997 as compared to 34.5% for the third quarter and first nine month period of fiscal 1996. This decrease is due primarily to a higher amount of non-taxable investment income associated with the higher cash and investment balances as discussed above.

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

The Company depends upon wafer suppliers to produce wafers with acceptable yields and to deliver them to the Company in a timely manner. Substantially all of the Company's revenues are derived from products based on E(2)CMOS-Registered Trademark- process technology. Successful implementation of the Company's proprietary E(2)CMOS process technology, UltraMOS-Registered Trademark-, requires a high degree of coordination between the Company and its wafer suppliers. The manufacture of high performance E(2)CMOS semiconductor wafers is a complex process that requires a high degree of technical skill, state-of-the-art equipment and effective cooperation between the wafer supplier and the circuit designer to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. As is common in the semiconductor industry, the Company has from time to time experienced in the past and expects that it will experience in the future production yield problems and delivery delays. Any prolonged inability to obtain adequate yields or deliveries could adversely affect the Company's operating results.

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

In an effort to secure additional wafer supply, the Company may from time to time consider various arrangements, including joint ventures with, minority investments in, advanced purchase payments to, loans to or similar arrangements with independent wafer manufacturers in exchange for committed production capacity. Such arrangements are becoming common within the industry as independent wafer manufacturers increasingly seek to require their customers to share a portion of the cost of capital intensive wafer fabrication facilities. The Company entered into an advanced production payment arrangement with Seiko Epson in 1994 pursuant to which it advanced a total of $42 million to Seiko Epson. In September 1995, the Company entered into an agreement with UMC to invest approximately $55 million for an approximately 10% equity interest in a separate Taiwanese company (UICC) providing for the formation of a joint venture with UMC and several other companies for the purpose of building and operating an advanced semiconductor manufacturing facility. To the extent the Company pursues any other such transactions with Seiko Epson, UMC or any other wafer manufacturers, such transactions could entail even greater levels of investment requiring the Company to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional funding could be obtained when needed or, if available, on terms acceptable to the Company.

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

International revenues accounted for 47% and 49% of the Company's revenues for the first nine month periods of fiscal 1997 and fiscal 1996, respectively. The Company believes that international revenues will continue to represent a significant percentage of revenues. International revenues and operations may be adversely affected by the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations.

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


LIQUIDITY AND CAPITAL RESOURCES

    As of December 28, 1996, the Company's principal source of liquidity was $243.3 million of cash and short-term investments, an increase of approximately $28.1 million from the balance of $ 215.2 million at March 30, 1996. This increase was primarily the result of cash generated from operations. The Company also has available an unsecured $10 million demand bank credit facility with interest due on outstanding balances at a money market rate. This facility has not been used.

    Inventories increased by $7.0 million, or 32%, versus amounts recorded at March 30, 1996 due to increased production based on wafer supply commitments made in anticipation of future requirements. The wafer supply advance decreased by approximately $14.5 million as compared to the balance at March 30, 1996 due to the receipt of wafers under the Advance Production Payment agreement with Seiko Epson. The remaining balance of wafers to be received pursuant to this agreement are classified under "Prepaid expenses and other current assets". Prepaid expenses and other current assets increased by $2.3 million, or 12%, as compared to the balance at March 30, 1996 due primarily to an increase in the current portion of prepaid wafers and the timing of interest receipts. Deferred income on sales to distributors decreased approximately $2.1 million, or 12%, reflecting lower inventory levels at the distributors. Income taxes payable decreased by $4.4 million, or 92%, as compared to the balance at March 30, 1996 primarily due to the timing of tax deductions.

    Substantially all of the Company's silicon wafer purchases are currently denominated in Japanese yen. The Company maintains yen-denominated bank accounts and bills its Japanese customers in yen. The yen bank deposits utilized to hedge yen-denominated wafer purchases are accounted for as identifiable hedges against specific and firm wafer purchases.

    The Company entered into a series of agreements with UMC in September 1995 pursuant to which the Company has agreed to join UMC and several other companies to form a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in

Taiwan, Republic of China. Under the terms of the agreements, the Company will invest approximately $55 million, payable in three installments over two and one-half years, for an approximately 10% equity interest in the corporation and the right to receive a percentage of the facility's wafer production at market prices. The timing of the payments is related to certain milestones in the development of the advanced semiconductor manufacturing facility. The first payment, in the amount of approximately $13.7 million, was paid in January 1996, the second payment, in the amount of approximately $25.9 million, was paid during January 1997, and the final payment is anticipated to be required within the six month period ending December 1997. The Company expects to finance the remaining payment from existing sources and funds generated from operations. As a result of the remaining payment, the Company's working capital will be reduced by approximately $15 million over the time period including this payment.

     The Company currently anticipates capital expenditures of approximately $12 to $15 million for the fiscal year ending March 29, 1997. A significant portion of these expenditures is planned for improvements and expansions to the Company's manufacturing capacity and facilities.

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

                         PART II.   OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits.

              11.1      Computation of Net Income Per Share

              27        Financial Data Schedule for Nine Months Ended
                        December 28, 1996

         (b) No reports on Form 8-K were filed during the three months ended December 28, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             LATTICE SEMICONDUCTOR CORPORATION




Date:  February 10, 1997             /s/ Rodney F. Sloss
       ------------------    -----------------------------------------
                             By:  Rodney F. Sloss
                                  Vice President, Finance (Principal
                                  Accounting Officer)