Form 10-K
period 1997-05-29
LATTICE SEMICONDUCTOR CORP
filed 1997-06-26
CIK 855658

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C 20549
                                      FORM 10-K


         COMMISSION FILE NUMBER: 0-18032
 / X / Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 29, 1997 or

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

                                  Yes       No  X
                                     -----    -----

    As of June 12, 1997, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was approximately $785 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of June 12, 1997, 23,066,825 shares of the Registrant's common stock were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of the Annual Report to Stockholders for the fiscal year ended March 29, 1997 are incorporated by reference in Part II hereof.

    2. Portions of the definitive proxy statement of the Registrant to be filed pursuant to Regulation 14A for the 1997 Annual Meeting of Stockholders to be held on August 11, 1997 are incorporated by reference in Part III hereof.

                        LATTICE SEMICONDUCTOR CORPORATION
                                   FORM 10-K
                                 ANNUAL REPORT
                               TABLE OF CONTENTS

Item of Form 10-K                                                          Page
-----------------                                                         ----

PART I

Item 1    -    Business . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Item 2    -    Properties . . . . . . . . . . . . . . . . . . . . . . . . . 16
Item 3    -    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . 17
Item 4    -    Submission of Matters to a Vote of Security Holders  . . . . 17
Item 4(a) -    Executive Officers of the Registrant . . . . . . . . . . . . 18


PART II

Item 5    -    Market for the Registrant's Common Stock and Related
                Stockholder Matters . . . . . . . . . . . . . . . . . . . . 20
Item 6    -    Selected Financial Data  . . . . . . . . . . . . . . . . . . 20
Item 7    -    Management's Discussion and Analysis of Financial Condition
                and Results of Operations . . . . . . . . . . . . . . . . . 21
Item 8    -    Financial Statements and Supplementary Data  . . . . . . . . 21
Item 9    -    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . 21


PART III

Item 10   -    Directors and Executive Officers of the Registrant . . . . . 22
Item 11   -    Executive Compensation . . . . . . . . . . . . . . . . . . . 22
Item 12   -    Security Ownership of Certain Beneficial Owners and
                Management  . . . . . . . . . . . . . . . . . . . . . . . . 22
Item 13   -    Certain Relationships and Related Transactions . . . . . . . 22


PART IV

Item 14   -    Exhibits, Financial Statement Schedules and Reports on
                Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . 23

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

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

GENERAL

Lattice Semiconductor Corporation (the "Company") designs, develops and markets high performance programmable logic devices ("PLDs") and related development system software. The Company is the inventor and world's leading supplier of in-system programmable ("ISP-TM-") PLDs. PLDs are standard semiconductor components that can be configured by the end customer as specific logic functions, enabling shorter design cycle times and reduced development costs. Lattice was founded in 1983 and is based in Hillsboro, Oregon.

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

Logic circuits are found in a wide range of today's electronic systems including communications equipment, computers, peripherals, instrumentation, industrial controls and military systems. According to Dataquest Incorporated, a semiconductor market research firm, logic accounted for approximately 31% of the estimated $103 billion worldwide digital integrated circuit market in 1996. The logic market encompasses, among other segments, standard logic, custom-designed application specific integrated circuits ("ASICs", which include conventional gate-arrays, standard cells and full custom logic circuits), and PLDs. Logic is often classified by the number of gates per chip, with PLDs offering up to 50,000 gates, and conventional gate arrays and custom logic circuits reaching up to several hundred thousand gates.

Manufacturers of electronic systems are increasingly challenged to bring differentiated products to market quickly. These competitive pressures often preclude the use of custom-designed ASICs, which generally entail significant design risks and time delay. Standard logic products, an alternative to custom-designed ASICs, limit a manufacturer's flexibility to adequately customize an end system. Programmable logic addresses this inherent dilemma. PLDs are standard products, purchased by systems manufacturers in a "blank" state, that can be custom configured into a virtually unlimited number of specific logic functions by programming the device with electrical signals. PLDs give system designers the ability to quickly create their own custom logic functions to provide product differentiation without sacraficing rapid time to market. Certain PLD products, including the Company's, are reprogrammable, meaning that the logic configuration can be modified, if needed, after the initial programming. A recent development pioneered by the Company, in-system programmable PLDs, extends the flexibility of standard reprogrammable PLDs by allowing the system designer to configure and reconfigure the logic functions of the PLD with standard 5-volt or 3.3-volt power supplies without removing the PLD from the system board.

Several common types of PLDs currently coexist in the marketplace, each offering customers a particular set of benefits. These include low-density PLDs (less than 1,000 gates) and high-density PLDs (greater than 1,000 gates). High-density PLDs include both complex PLDs ("CPLDs," up to 25,000 gates) and field programmable gate arrays ("FPGAs," up to 50,000 gates).

Low-density devices are typically based on industry standard architectures and include the GAL-Registered Trademark- ("Generic Array Logic") product family developed by the Company. These architectures are familiar to most system designers and are supported by standard widely available development tools. Offering the highest absolute performance and lowest cost per device, these products are the most effective PLD solution to support simple logic functions.

High-density devices are typically based on proprietary architectures and require support from sophisticated computer aided engineering ("CAE") development tools. Due to higher levels of logic integration, absolute performance typically lags that of state-of-the-art low-density PLDs by one or more technology generations. However, in situations requiring complex logic functions, high-density PLDs can provide important advantages over a large cluster of low-density devices. These advantages include system performance enhancement and power and cost savings.

CPLDs and FPGAs are the two primary types of high-density PLD architectures. Each architecture is generally optimal for different types of logic functions, although many logic functions can be implemented with either architecture. CPLDs are characterized by a regular building block structure of wide-input logic cells, termed macrocells, and use of a centralized logic interconnect scheme. CPLDs are optimal for control logic applications, such as state machines, bus arbitration, encoders, decoders and sequencers. FPGAs are characterized by a narrow-input logic cell and use a distributed interconnect scheme. FPGAs are optimal for register intensive and data path logic applications such as interface logic and arithmetic functions. The Company believes that a substantial portion of high-density PLD customers utilize both CPLD and FPGA architectures within a single system design, partitioning logic functions across multiple devices to optimize overall system performance and cost.

TECHNOLOGY

The Company believes that electrically erasable CMOS ("E(2)CMOS-Registered Trademark-") is the preferred process technology for both high-density CPLDs and low-density PLDs due to its inherent performance, reprogrammability and testability benefits. E(2)CMOS, through its fundamental ability to be programmed and erased electronically, serves as the foundation for the Company's ISP products.

IN-SYSTEM PROGRAMMABLE (ISP) PRODUCTS AND TECHNOLOGY

The Company has pioneered the development of ISP products, based on a proprietary technology, which affords it a competitive advantage in the high-density CPLD market. In contrast to standard PLDs, ISP devices can be configured and reconfigured by the system designer without being removed from the printed circuit board. Standard E(2)CMOS programmable logic devices require 12-volt electrical signals and therefore must be removed from the printed circuit board and programmed using stand alone, specialized hardware, while
ISP devices can be programmed with standard 5-volt or 3.3-volt electrical signals. ISP devices offer enhanced flexibility versus standard PLDs, providing a number of important benefits to a system manufacturer across the full spectrum of an electronic system product cycle. ISP devices can allow customers to reduce design cycle times, accelerate time to market, reduce prototyping costs, reduce manufacturing costs and lower inventory requirements. ISP devices can also provide customers the opportunity to perform simplified and cost-effective field reconfiguration through a data file transferred by computer disk or serial data signal. All of the Company's high-density CPLDs are available with ISP. The Company also offers its most popular low-density architecture, the GAL22V10, with ISP.

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

PRODUCTS

HIGH-DENSITY CPLDS

SILICON. The Company first entered the high-density market in fiscal 1993 and currently offers four distinct families of ispLSI-Registered
Trademark-products, each consisting of multiple devices. All devices are offered with ISP. The Company is currently shipping over 125 speed, package and temperature range combinations of high-density CPLDs.

ISPLSI 1000/E: The Company's original high-density family utilizes an innovative, proprietary architecture incorporating familiar GAL-like logic building blocks. This family offers performance of up to 125 MHz, with propagation delays as low as 7.5 nanoseconds, densities of 2,000 to 8,000 gates, and is available in surface mount packages ranging from 44- to 128-pins.

ISPLSI 2000/V: The ispLSI 2000 family utilizes an architecture designed for input/output ("I/O") intensive applications and offers industry leading CPLD performance. This family provides performance of up to 180 MHz, with propagation delays as low as 5 nanoseconds, densities of 1,000 to 6,000 gates, and 44- to 176-pin standard surface mount packages. The ispLSI 2000LV family, an extension of the ispLSI 2000 family, operates using the emerging 3.3-volt power supply standard. Offered with a range of density, performance and package specifications, the ispLSI 2000LV family is targeted towards emerging high-growth, low-voltage system applications in the computing and communication markets.

ISPLSI 3000: The ispLSI 3000 family incorporates an enhanced logic architecture to target higher density applications while retaining high performance. It offers densities of 7,000 to 14,000 gates, and performance of up to 125 MHz, with propagation delays as low as 7.5 nanoseconds. Available in 160- to 304-pin surface mount packages, the 3000 family also incorporates boundary scan test, an attractive feature that provides enhanced testing capabilities important for complex systems.

ISPLSI 6000: The ispLSI 6000 family extends the Company's high-density CPLD density range to 25,000 gates. This family utilizes an innovative cell-based architecture that combines a general purpose high-density CPLD with memory and other function specific circuit blocks. Offered with performance of up to 77 MHz, with propagation delays as low as 15 nanoseconds, the ispLSI 6000 family allows integration of complete logic subsystems in the communications, computing and multimedia markets.

The Company plans to continue to introduce new families of high-density products, as well as improve the performance of existing product families, to meet market needs.

SOFTWARE DEVELOPMENT TOOLS. All of the Company's high-density products are supported by the Company's ispDS-TM- software development tools and ispDS+-TM- software development tools (referred to as "fitters"). Designed to be a low cost, fully integrated development tool, ispDS runs under the Microsoft Windows operating system on a personal computer. ispDS software allows a customer to enter and verify a logic design, perform logic minimization, assign I/O pins and critical speed paths, simulate timing, execute automatic place and route tasks and download a program to an ISP device. Designed to provide a seamless integration of the Company's development tools with standard design environments, ispDS+ software leverages customers' existing investments in third-party CAE tools.
Optimized for HDL synthesis, ispDS+ software supports all popular third party CAE development tool environments running on IBM compatible personal computers as well as workstations from Sun Microsystems and Hewlett-Packard. The Company offers ispDS+ products supporting common third party CAE design tool environments, including Cadence, Data I/O ABEL, Data I/O Synario, Exemplar, Isdata, Logical Devices, Mentor Graphics, OrCAD, Synopsys, Synplicity and ViewLogic. ispDS+ software allows a customer to compile a design developed in a third party environment, assign I/O pins and critical speed paths, simulate and analyze timing, execute automatic place and route tasks and download a program to an ISP device. In fiscal 1997, the Company released new versions of its existing ispDS and ispDS+ software development tools to enhance performance, functionality and ease of use.

The Company also provides several software algorithms that support in-system programming of the Company's ISP devices. These software products include ispCODE-TM-, ispDOWNLOAD-TM-, ispREMOTE-TM- and ispATE-TM-. ispATE enables ISP product programming to be integrated into automatic test equipment ("ATE") on the manufacturing floor.

During fiscal 1997, the number of installed seats of the Company's software development tools, as measured by the Company, grew from over 10,000 to over 17,000. The Company plans to continue to enhance and expand its development tool offerings.

LOW-DENSITY PLDS

The Company offers the industry's broadest line of low-density CMOS PLDs based on its 16 families of GAL products offered in over 200 speed, power, package and temperature range combinations. GAL devices range in complexity from approximately 200 to 1,000 logic gates and are typically assembled in 20-, 24-and 28-pin standard dual in-line packages and in 20- and 28-pin standard plastic leaded chip carrier packages. The Company offers the industry standard GAL16V8, GAL20V8, GAL22V10, GAL20RA10 and GAL20XV10 architectures in a variety of speed grades, with propagation delays as low as
3.5 nanoseconds, the highest performance in the industry. The Company also offers several innovative proprietary extension architectures, the ispGAL-Registered Trademark-22V10, GAL26CV12, GAL18V10, GAL16VP8, GAL20VP8, GAL6001/2, GAL16V8Z and GAL20V8Z, each of which is optimized for specific applications. These product families offer industry leading performance levels, typically with propagation delays as low as 7.5 nanoseconds. The Company extended its GAL line by introducing a family of 3.3-volt industry standard architectures, the GAL16LV8, GAL20LV8, GAL22LV10 and GAL26CLV12 in a variety of speed grades, with propagation delays as low as 3.5 nanoseconds, the highest performance in the industry. Offered with a range of power consumption specifications, these devices are targeted towards emerging high-growth, low-voltage system applications in the communication and computing markets. The Company is currently selling the GAL16LV8D-3.5, the world's fastest PLD available in any technology or operating voltage.

The Company plans to continue to maintain a broad offering of performance leadership, standard and proprietary architecture low-density CMOS PLDs.

The Company's GAL products are supported by industry standard software and hardware development tools marketed by independent manufacturers specifically for PLD applications.

PRODUCT DEVELOPMENT

The Company places great emphasis on product development and believes that continued investment in the development of new products that exploit market trends is required to maintain its competitive position. The Company's product development activities emphasize new high-density PLDs, improvements of its proprietary ISP products and E(2)CMOS processes technologies, performance enhancement and cost reduction of existing products, and extension and enhancement of its software development tools. Product development activities occur in the Company's Hillsboro, Oregon headquarters, its Milpitas, California product development center, and its Shanghai, China design center.

Research and development expenses were $22.9 million, $26.8 million and $27.8 million in fiscal years 1995, 1996 and 1997, respectively. The Company expects to continue to make significant investments in research and development in the future.

OPERATIONS

The Company does not manufacture its silicon wafers. The Company has historically maintained strategic relationships with large semiconductor manufacturers in order to source its finished silicon wafers, allowing the Company to focus its internal resources on product, process and market development. In addition, assembly is performed for the Company by outside suppliers. The Company performs most test operations and reliability and quality assurance processes internally, as the Company believes it can add significant customer value in these areas. The Company has achieved ISO 9001 quality certification, an indication of the Company's high internal operational standards.

WAFER FABRICATION

The majority of the Company's silicon wafer requirements are currently supplied by Seiko Epson Corporation ("Seiko Epson") in Japan pursuant to an agreement with S MOS Systems, Inc. ("S MOS"), an affiliated U.S. distributor of Seiko Epson. See "Licenses and Agreements - Seiko Epson/S MOS." The Company negotiates wafer volumes, prices and terms with Seiko Epson and S MOS on a periodic basis. In addition, the Company receives silicon wafers from United Microelectronics Corporation ("UMC") in Taiwan pursuant to an agreement entered into in 1995. Wafer prices and other purchase terms related to this commitment are subject to periodic adjustment. See " Licenses and Agreements - UMC." A significant interruption in supply from Seiko Epson through S MOS or from UMC would have a material adverse effect on the Company's business. See "Factors Affecting Future Results."

ASSEMBLY

After wafer fabrication and initial testing, the Company ships wafers to independent subcontractors for assembly. During assembly, wafers are separated into individual die and encapsulated in plastic or ceramic packages. Presently, the Company has qualified long-term assembly partners in Hong Kong, Malaysia, the Philippines, South Korea and the United States.

TESTING

The Company electrically tests the die on each wafer prior to shipment for assembly. Following assembly, prior to customer shipment, each product undergoes final testing using test equipment, techniques and quality assurance procedures. Final testing on certain products is performed at independent contractors in Malaysia, the Philippines, South Korea and the United States.

MARKETING, SALES AND CUSTOMERS

The Company sells its products directly to end customers through a network of independent sales representatives and indirectly through a network of distributors. The Company utilizes a direct sales management and field applications engineering organization in combination with manufacturers' representatives and distributors to reach a broad base of potential end customers. The Company's end customers are primarily original equipment manufacturers in the fields of communications, computing, peripherals, instrumentation, industrial controls and military systems. The Company believes its distribution channel is a cost-effective means of reaching end customers.

At March 29, 1997, the Company had 19 sales representatives and five distributors in the United States and Canada. In North America, Arrow Electronics, Inc., Hamilton Hallmark, Insight Electronics, Inc. and Marshall Industries provide nationwide distribution, while Future Electronics provides regional distribution coverage in Canada. The Company has established sales channels in over 30 foreign countries through a network of over 30 sales representatives and distributors. Approximately one-half of the Company's North American sales and most of its foreign sales are made through distributors.

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

The Company provides technical and marketing assistance to its end customers and sales force with engineering staff based in the Company's headquarters, design centers and selected field sales offices. The Company maintains 21 domestic and international sales offices where the Company's field sales managers and applications engineers are based. These offices are located in the metropolitan areas of Atlanta, Austin, Boston, Chicago, Dallas, Denver, Los Angeles, Minneapolis, Orlando, Portland, Raleigh, San Diego, San Jose, Hong Kong, London, Munich, Paris, Seoul, Stockholm, Taipei and Tokyo.

International revenues, including those from Canada, accounted for 47%, 48% and 49% of the Company's revenues in fiscal 1995, 1996 and 1997, respectively. Revenues from Europe were $24.5 million, $37.9 million and $ 39.9 million, and from Asia were $40.6 million, $52.4 million and $
52.6 million, in fiscal 1995, 1996 and 1997, respectively. Both international and domestic revenues are generally invoiced in U.S. dollars with the exception of sales in Japan which are invoiced in yen.

The Company's products are sold to a large and diverse group of customers. No individual end customer accounted for more than 5% of revenue in either fiscal
1995, 1996 or 1997.   Two distributors accounted for approximately 12% and
11% of revenue in fiscal 1995. One distributor accounted for approximately 11% of revenue in fiscal 1996. No distributor accounted for more than 10% of revenue in fiscal 1997.

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

In the high-density PLD market, the Company primarily competes directly with Advanced Micro Devices ("AMD") and Altera, both of which offer competing CPLD products. The Company also competes indirectly with manufacturers of FPGA devices such as Actel, Lucent, and Xilinx as well as other semiconductor companies providing non-PLD based logic solutions. As the Company and these other companies seek to expand their markets, competition may increase.

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

The Company holds domestic, European and Japanese patents on its PLD products and has patent applications pending in the United States, Japan and under the European Patent Convention. There can be no assurance that pending patent applications or other applications that may be filed will result in issued patents, or that any issued patents will survive challenges to their validity. Although the Company believes that its patents have value, there can be no assurance that the Company's patents, or any additional patents that may be issued in the future, will provide meaningful protection from competition. The Company believes its success will depend primarily upon the technical expertise, experience, creativity and the sales and marketing abilities of its personnel.

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

In July 1994, the Company entered into an advance production payment agreement with Seiko Epson and S MOS, under which it advanced to Seiko Epson $42 million during fiscal 1995 to be used by Seiko Epson to finance additional sub-micron semiconductor wafer manufacturing capacity. Under the terms of the agreement, the advance is to be repaid in the form of advanced technology sub-micron semiconductor wafers. Subject to certain conditions set forth in the agreement, Seiko Epson has agreed to supply, and the Company has agreed to receive, such wafers at a price (in Japanese yen) and volume expected to achieve full repayment of the advance over a three- to four-year period. In conjunction with the advance production payment agreement, the Company also paid $2 million during fiscal 1995 for the development of sub-micron process technology and the fabrication of engineering wafers to be delivered over the same period. The agreement calls for wafers to be supplied by Seiko Epson through S MOS pursuant to a purchase agreement concluded with S MOS. Total wafer receipts under these agreements aggregated approximately $30.2 million as of March 29, 1997.

In March 1997, the Company entered into a second advance production payment agreement with Seiko Epson and SMOS under which it agreed to advance approximately $90 million, payable over two years, to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility. The timing of the payments is related to certain milestones in the development of the facility. Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period. The agreement calls for wafers to be supplied by Seiko Epson through S MOS pursuant to purchase agreements concluded with S MOS. The Company also has an option under the agreement to advance Seiko Epson an additional $60 million for additonal wafer supply under similar terms. The first payment pursuant to this agreement, approximately $17.0 million, was made during March 1997.

UMC

The Company entered into a series of agreements with UMC in September 1995 pursuant to which the Company agreed to join UMC and several other companies to form a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China. Under the terms of the agreement, the Company will invest approximately $53 million, payable in three installments, for a 10% equity interest in UICC and the right to receive a percentage of the facility's wafer production at market prices. The timing of the payments is related to certain milestones in the development of the advanced semiconductor manufacturing facility. The first payment, in the amount of $13.7 million, was paid in January 1996, the second payment, in the amount of approximately $25.8 million, was paid during January 1997, and the final payment is anticipated to be required within the six-month period ending December 1997.

AMD

In November 1987, as part of the settlement of a patent infringement suit against the Company, the Company and Monolithic Memories, Inc. ("MMI", subsequently merged with AMD) entered into an agreement cross-licensing each other's patents covering programmable and reprogrammable logic devices based on patent applications having a first filing date prior to November 1989. The agreement was subsequently amended in May 1989 by the Company and AMD, the successor to the rights and obligations of MMI in the original agreement. The amendment covers those patents relating to PLD products which are based on patent applications originally filed by the Company, MMI and AMD prior to December 31, 1991. The license terminates, with respect to certain patents asserted by AMD, to cover the Company's current principal products if the Company is acquired by a semiconductor manufacturer with sales in excess of a stated amount or by certain types of companies headquartered in designated Asian countries. No license has been granted to either party for any copyright work, trademark or process technology and, therefore, AMD has not been licensed to use the GAL trademark on its products.

FACTORS AFFECTING FUTURE RESULTS

The Company believes that its future operating results will be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of both the semiconductor industry and the end markets addressed by the Company's products, the timing of new product introductions, price erosion, product obsolescence, substantial adverse currency exchange rate movements, variations in product mix, scheduling, rescheduling and cancellation of large orders, competitive factors, the availability of manufacturing capacity and wafer supply, the ability to achieve volume production at Seiko Epson's new eight-inch facility or UICC, the ability to develop and implement new process technologies, fluctuations in manufacturing yields, changes in effective tax rates and litigation expenses. Due to these and other factors, the Company's past results are a less useful predictor of future results than is the case in more mature and stable industries. The Company has increased its level of operating expenses and investment in manufacturing capacity in anticipation of future growth in revenues, primarily from increased sales of its high-density products. To the extent that this revenue growth does not materialize, the Company's operating results would be adversely affected.

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

The market price of the Company's common stock could be subject to significant fluctuations in response to variations in quarterly operating results, shortfalls in revenues or earnings from levels expected by securities analysts and other factors such as announcements of technological innovations or new products by the Company or by the Company's competitors, government regulations, developments in patent or other proprietary rights, and developments in the Company's relationships with parties to collaborative agreements. In addition, the stock market can experience significant price fluctuations. These fluctuations often are unrelated to the operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as economic conditions generally and in the semiconductor industry specifically, could adversely affect the market price of the Company's common stock.

The Company does not manufacture finished silicon wafers. Its products, however, require wafers manufactured with state-of-the-art fabrication equipment and techniques. Accordingly, the Company's strategy has been to maintain relationships with large semiconductor manufacturers for the production of its wafers. Currently all of its silicon wafers are manufactured by either Seiko Epson in Japan or UMC in Taiwan. A significant interruption in supply from Seiko Epson, through S MOS, Seiko Epson's affiliated U.S. distributor, or from UMC would have a material adverse effect on the Company's business.

Worldwide manufacturing capacity for silicon wafers is limited and inelastic. Therefore, significant increases in demand or interruptions in supply could adversely affect the Company. Through fiscal 1997, the Company was successful in obtaining adequate wafer capacity commitments; however, it has in the past experienced delays in obtaining wafers. Although current commitments are anticipated to be adequate through fiscal 1998, there can be no assurance that existing capacity commitments will be sufficient to permit the Company to satisfy all of its customers' demand in future periods. The Company negotiates wafer prices and certain wafer supply commitments with Seiko Epson, S MOS and UMC on an annual basis, and, in some cases, as frequently as semiannually. Moreover, wafer prices and commitments are subject to continuing review and revision by the parties. There can be no assurance that Seiko Epson, S MOS or UMC will not reduce their allocations of wafers or increase prices to the Company in future periods or that any such reduction in supply could be offset pursuant to arrangements with alternate sources of supply. If any substantial reduction of supply or substantial price increase were to occur, the Company's operating results could be materially adversely affected.

The Company's wafer purchases from Seiko Epson are denominated in Japanese yen. In the past, the dollar has lost substantial value with respect to the yen. There is no assurance that the value of the dollar with respect to the yen will not again experience substantial deterioration. Any substantial continued deterioration of dollar-yen exchange rates could have a material adverse effect on the Company's results of operations.

The Company depends upon wafer suppliers to produce wafers with acceptable yields and to deliver them to the Company in a timely manner. Substantially all of the Company's revenues are derived from products based on E(2)CMOS process technology. Successful implementation of the Company's proprietary E(2)CMOS process technology, UltraMOS, requires a high degree of coordination between the Company and its wafer supplier. Therefore, significant lead time is required to reach volume production at a new wafer supply location such as Seiko Epson's new eight-inch facility or UICC. Accordingly, there can be no assurance that volume production at Seiko Epson's new eight-inch facility or UICC will be achieved in the near term or at all. The manufacture of high performance E(2)CMOS semiconductor wafers is a complex process that requires a high degree of technical skill, state-of-the-art equipment and effective cooperation between the wafer supplier and the circuit designer to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. As is common in the semiconductor industry, the Company has from time to time experienced in the past, and expects that it will experience in the future, production yield problems and delivery delays. Any prolonged inability to obtain adequate yields or deliveries could adversely affect the Company's operating results.

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

In an effort to secure additional wafer supply, the Company may from time to time consider various arrangements, including joint ventures with, minority investments in, advanced purchase payments to, loans to or similar arrangements with independent wafer manufacturers in exchange for committed production capacity. Such arrangements are becoming common within the industry as independent wafer manufacturers increasingly seek to require their customers to share a portion of the cost of capital intensive wafer fabrication facilities. In 1994, the Company entered into an advanced production payment agreement with Seiko Epson pursuant to which it advanced a total of $42 million to Seiko Epson. In September 1995, the Company entered into an agreement with UMC under which it will invest a total of approximately $53 million for a 10% equity interest in a separate Taiwanese company (UICC) providing for the formation of a joint venture with UMC and several other companies for the purpose of building and operating an advanced semiconductor manufacturing facility. In March 1997, the Company entered into a second advanced production payment agreement with Seiko Epson pursuant to which it plans to advance up to $150 million to Seiko Epson. To the extent the Company pursues any other such transactions with Seiko Epson, UMC or any other wafer manufacturers, such transactions could entail even greater levels of investment requiring the Company to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional funding could be obtained when needed or, if available, on terms acceptable to the Company.

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

The semiconductor industry is generally characterized by vigorous protection and pursuit of intellectual property rights and positions, which have on occasion resulted in protracted litigation that utilizes cash and management resources, which can have a significant adverse effect on operating results. The Company has received a letter from a semiconductor manufacturer stating that it believes a number of its patents related to product packaging cover certain products sold by the Company. While the manufacturer has offered to license certain of such patents to the Company, there can be no assurance, on this or any other claim which may be made against the Company, that the Company could obtain a license on terms or under conditions that would be favorable to the Company. In addition, there can be no assurance that other intellectual property claims will not be made against the Company in the future or that the Company will not be prohibited from using the technologies subject to such claims or be required to obtain licenses and make corresponding royalty payments for past or future use.

International revenues accounted for 47%, 48% and 49% of the Company's revenues for fiscal 1995, 1996 and 1997, respectively. The Company believes that international revenues will continue to represent a significant percentage of revenues. International revenues and operations may be adversely affected by the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations.

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

The Company currently depends on foreign manufacturers -- Seiko Epson, a Japanese company, and UMC, a Taiwanese company -- for the manufacture of all of its finished silicon wafers, and anticipates depending on UICC, a Taiwanese company, for the manufacture of a portion of its finished silicon wafers. In addition, after wafer manufacturing is completed and each wafer is tested, products are assembled by subcontractors in South Korea, the Philippines, Hong Kong, and Malaysia. Although the Company has not experienced any interruption in supply from its subcontractors, the social and political situations in these countries can be volatile, and any prolonged work stoppages or other disruptions in the Company's ability to manufacture and assemble its products would have a material adverse effect on the Company's results of operations. Furthermore, economic risks, such as changes in currency exchange rates, tax laws, tariffs, or freight rates, or interruptions in air transportation, could have a material adverse effect on the Company's results of operations.

EMPLOYEES

As of March 29, 1997, the Company had 531 full-time employees. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain highly skilled technical, marketing and management personnel.

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

The Company leases space in various locations in the United States for its domestic sales offices, and also leases space in Hong Kong, London, Munich, Paris, Seoul, Stockholm, Taipei and Tokyo for its international sales offices. The Company owns a 13,000 square foot research and development facility and approximately 6,000 square feet of dormitory facilities in Shanghai.

ITEM 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT.

As of June 12, 1997, the executive officers of the Company are as set forth below.

     Name                  Age                     Position
----------------------     ---      ------------------------------------------
Cyrus Y. Tsui              51       President, Chief Executive Officer and
                                    Chairman of the Board

Steven A. Laub             38       Senior Vice President and Chief Operating Officer

Stephen A. Skaggs          34       Senior Vice President, Chief Financial Officer and
                                    Secretary

Jonathan K. Yu             56       Corporate Vice President, Business Development

Martin R. Baker            41       Vice President and General Counsel

Randy D. Baker             38       Vice President, Manufacturing

Albert L. Chan             47       Vice President, California Product Development

Stephen M. Donovan         46       Vice President, International Sales

Paul T. Kollar             51       Vice President, Sales

Rodney F. Sloss            53       Vice President, Finance

Kenneth K. Yu              49       Vice President and Managing Director,
                                    Lattice Asia

Executive officers of the Company are appointed by the Board of Directors to serve at the discretion of the Board and hold office until the officers' successors are appointed.

Cyrus Y. Tsui joined the Company in September 1988 as President, Chief Executive Officer and Director, and in March 1991 was named Chairman of the Board. From 1987 until he joined the Company, Mr. Tsui was Corporate Vice President and General Manager of the Programmable Logic Division of AMD. He was Vice President and General Manager of the Commercial Products Division of Monolithic Memories Incorporated from 1983 until the merger with AMD in 1987. Mr. Tsui has held technical and managerial positions in the semiconductor industry for over 25 years. He has worked in the programmable logic industry since its inception.

Steven A. Laub joined the Company in June 1990 as Vice President and General Manager. He was elected Senior Vice President and Chief Operating Officer in August 1996.

Stephen A. Skaggs joined the Company in December 1992 as Director, Corporate Development. He was elected Senior Vice President, Chief Financial Officer and Secretary in August 1996. From 1984 until he joined the Company, Mr. Skaggs was with Bain & Company, Inc., an international management consulting firm.

Jonathan K. Yu joined the Company in February 1992 as Vice President, Operations. He was elected Corporate Vice President, Business Development in August 1996. Mr. Yu has held technical and managerial positions in the semiconductor industry for over 30 years.

Martin R. Baker joined the Company in January 1997 as Vice President and General Counsel. From 1991 until he joined the Company, Mr. Baker held legal positions with Altera Corporation.

Randy D. Baker joined the Company in April 1985 as Manager, Manufacturing and was promoted in 1988 to Director, Manufacturing. He was elected Vice President, Manufacturing in August 1996. Mr. Baker has worked in the semiconductor industry for over 15 years.

Albert L. Chan joined the Company in May 1989 as California Design Center Manager and was promoted in 1991 to Director, California Product Development Center. He was elected Vice President, California Product Development in August 1993. Mr. Chan has worked in the programmable logic industry since 1983.

Stephen M. Donovan joined the Company in October 1989 and has served as Director of Marketing and Director of International Sales. He was elected Vice President, International Sales in August 1993. Mr. Donovan has worked in the programmable logic industry since 1982.

Paul T. Kollar joined the Company in November 1985 and since that time has served as Vice President, Sales and Vice President, Sales and Marketing. Mr. Kollar has worked in the semiconductor industry for over 25 years.

Rodney F. Sloss joined the Company in May 1994 as Vice President, Finance. From 1992 to 1994, Mr. Sloss served as Chief Financial Officer of The Alexander Haagen Company, a real estate developer.

Kenneth K. Yu joined the Company in January 1991 as Director of Process Technology. He has served as Managing Director, Lattice Asia since November 1992 and was elected Vice President, Lattice Asia in August 1993. Mr. Yu has held technical and managerial positions in the semicondutor industry for over 20 years.

                                   PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the over-the-counter market and prices are quoted on the Nasdaq National Market under the symbol "LSCC". The following table sets forth the high and low sale prices for the common stock for the last two fiscal years and for the period since March 29, 1997. On June 12, 1997, the last reported sale price of the common stock was $55 3/8. All share prices have been adjusted for the three-for-two stock split effected in the form of a stock dividend which was paid on July 6, 1993. As of June 12, 1997, the Company had approximately 290 beneficial owners of its common stock.

                                                      High           Low
                                                     -------       -------
Fiscal 1996:
    First Quarter .................................  $37 1/8       $23
    Second Quarter ................................   43            28 7/8
    Third Quarter .................................   42 1/8        27 5/8
    Fourth Quarter ................................   37 3/8        26 3/8

Fiscal 1997:
    First Quarter .................................  $36 1/4       $21 5/8
    Second Quarter ................................   31 1/2        19 3/4
    Third Quarter .................................   47            27 1/2
    Fourth Quarter ................................   54 7/8        39 3/4

Fiscal 1998:
    First Quarter (through June 12, 1997) .........  $62 5/8       $43 1/4

The payment of dividends on the common stock is within the discretion of the Company's Board of Directors. The Company intends to retain earnings to finance the growth of its business. The Company has not paid cash dividends on its common stock and the Board of Directors does not expect to declare cash dividends on the common stock in the near future.


ITEM 6. SELECTED FINANCIAL DATA.

The information required by this Item is set forth in the Company's 1997 Annual Report to Stockholders at page 17 under the caption "Selected Financial Data", which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this Item is set forth in the Company's 1997 Annual Report to Stockholders at pages 14 through 16 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


FINANCIAL STATEMENTS

The information required by this Item is set forth in the Company's 1997 Annual Report to Stockholders, at pages 18 through 28, which information is incorporated herein by reference.


                                                                    PAGE
                                                                    ----
FINANCIAL STATEMENT SCHEDULES

    Report of Independent Accountants on Financial
      Statement Schedule .........................................   S-1

    Schedule VIII - Valuation and qualifying accounts ............   S-2

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

                                  PART III


Certain information required by Part III is omitted from this Report in that the Company will file its definitive proxy statement for the Annual Meeting of Stockholders to be held on August 11, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is included in the Company's Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


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

                   10.4 Production and Non-exclusive License Agreement dated
                        January 19, 1987 between Lattice Semiconductor Corporation and SGS Semiconductor Corporation (Incorporated by reference to Exhibit 10.4, File No. 33-31231).(1)

                   10.5 Manufacturing Agreement dated February 18, 1988
                        between Lattice Semiconductor Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.5, File No. 33-35427).(1)

                   10.6 Extension effective December 31, 1990 to Manufacturing
                        Agreement dated February 18, 1988 between Lattice Semiconductor Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1991).

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

                  10.17 Advance Production Payment Agreement dated July 5,
                        1994 among Lattice Semiconductor Corporation and Seiko Epson Corporation and S-MOS Systems, Inc. (Incorporated by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1995). (1)

                  10.18 Engineering Payment Agreement dated July 5, 1994 among
                        Lattice Semiconductor Corporation and Seiko Epson Corporation and S-MOS Systems, Inc. (Incorporated by reference to Exhibit 10.18 filed with the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1995). (1)

                  10.19 Bridge Capacity Letter dated September 12, 1995
                        between Lattice Semiconductor Corporation and United Microelectronics Corporation. (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated September 28,
                        1995)(1).

                  10.20 Foundry Venture Side Letter dated September 13, 1995 among Lattice Semiconductor Corporation, United Microelectronics Corporation and FabVen (Incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K dated September 28, 1995)(1).

                  10.21 FabVen Foundry Capacity Agreement dated as of August
                        ___, 1995 among FabVen, United Microelectronics Corporation and Lattice Semiconductor Corporation (Incorporated by reference to Exhibit 10.3 filed with the Company's Current Report on Form 8-K dated September 28, 1995)(1).

                  10.22 Foundry Venture Agreement dated as of August ___, 1995, between Lattice Semiconductor Corporation and United Microelectronics Corporation (Incorporated by reference to Exhibit 10.4 filed with the Company's Current Report on Form 8-K dated September 28,
                        1995)(1).

                  10.23 Advance Production Payment Agreement dated March 17,
                        1997 among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (2)

                  10.24 Lattice Semiconductor Corporation 1996 Stock Incentive
                        Plan (Incorporated by reference to Exhibit 4.1 filed on Form S-8 dated November 7, 1996).

                  11.1  Computation of Net Income Per Share.

                  13.1  1997 Annual Report to Stockholders

                  21.1  Subsidiaries of the Registrant.

                  23.1  Consent of Independent Accountants.

                  24.1  Power of Attorney (see pages 27-28).

                  27 Financial Data Schedule for Twelve Months Ended March 29, 1997.
______________
(1) Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

(2) Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been requested for portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) thereof.

(b)  No reports on Form 8-K were filed during the last quarter of fiscal 1997.

(c)  See (a)(3) above.

(d)  See (a)(1) and (2) above.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hillsboro, State of Oregon, on the 26th of June, 1997.

                                       LATTICE SEMICONDUCTOR CORPORATION

                                       By: /s/Stephen A. Skaggs
                                           -----------------------------
                                           Stephen A. Skaggs, Senior Vice
                                           President, Chief Financial Officer
                                           and Secretary


                              POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cyrus Y. Tsui and Stephen A. Skaggs, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on the 26th day of June, 1997 on behalf of the Registrant and in the capacities indicated:


         Signature                                     Title
-----------------------------         ---------------------------------------


/s/Cyrus Y. Tsui                      President, Chief Executive Officer
---------------------------           and Chairman of the Board (Principal
Cyrus Y. Tsui                         Executive Officer)


/s/Stephen A. Skaggs                  Senior Vice President, Chief Financial
---------------------------           Officer and Secretary (Principal
Stephen A. Skaggs                     Financial Officer)


/s/Mark O. Hatfield                   Director
---------------------------
Mark O. Hatfield


/s/Daniel S. Hauer                    Director
---------------------------
Daniel S. Hauer

         Signature                                     Title
-----------------------------         ---------------------------------------


/s/Harry A. Merlo                     Director
---------------------------
Harry A. Merlo


/s/Larry W. Sonsini                   Director
---------------------------
Larry W. Sonsini


/s/Douglas C. Strain                  Director
---------------------------
Douglas C. Strain

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
 of Lattice Semiconductor Corporation


Our audits of the consolidated financial statements referred to in our report dated April 16, 1997 appearing in the 1997 Annual Report to Stockholders of Lattice Semiconductor Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Portland, Oregon
April 16, 1997

                                                             SCHEDULE VIII


                        LATTICE SEMICONDUCTOR CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

    COLUMN A                                        COLUMN B        COLUMN C          COLUMN D          COLUMN E        COLUMN F
                                                                                     CHARGED TO
                                                   BALANCE AT      CHARGED TO           OTHER          WRITE-OFFS        BALANCE
                                                  BEGINNING OF      COSTS AND         ACCOUNTS           NET OF         AT END OF
    CLASSIFICATION                                   PERIOD         EXPENSES         (DESCRIBE)        RECOVERIES         PERIOD
    --------------                                ------------     ----------        ----------        ----------       ---------
Year ended April 1, 1995:
    Allowance for deferred tax asset ..........         $2,420         $  399                --                --          $2,819
    Allowance for doubtful accounts ...........            697             75                --               (29)            743
                                                        ------         ------              ----             -----          ------
                                                        $3,117         $  474              $ --             $ (29)         $3,562
                                                        ------         ------              ----             -----          ------
                                                        ------         ------              ----             -----          ------

Year ended March 30, 1996:
    Allowance for deferred tax asset ..........         $2,819          $(483)               --                --          $2,336
    Allowance for doubtful accounts ...........            743             70                --               (13)            800
                                                        ------         ------              ----             -----          ------
                                                        $3,562         $ (413)             $ --             $ (13)         $3,136
                                                        ------         ------              ----             -----          ------
                                                        ------         ------              ----             -----          ------

Year ended March 29, 1997:
    Allowance for deferred tax asset ..........         $2,336          $(340)               --                --          $1,996
    Allowance for doubtful accounts ...........            800             70                --                 4             874
                                                        ------         ------              ----             -----          ------
                                                        $3,136         $ (270)             $ --             $   4          $2,870
                                                        ------         ------              ----             -----          ------
                                                        ------         ------              ----             -----          ------