Form 10-Q
period 1997-06-28
LATTICE SEMICONDUCTOR CORP
filed 1997-08-11
CIK 855658

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997

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

                           ________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                   ------     -------

At June 28, 1997 there were 23,068,099 shares of the Registrant's common stock, $.01 par value, outstanding.

                          LATTICE SEMICONDUCTOR CORPORATION

                                        INDEX

                           PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Statement of Operations -
         Three Months Ended June 28, 1997 and
         June 29, 1996                                                 3

         Consolidated Balance Sheet - June 28, 1997
         and March 29, 1997                                            4

         Consolidated Statement of Cash Flows -
         Three Months Ended June 28, 1997
         and June 29, 1996                                             5

         Notes to Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 8


                            PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                             17

         Signatures                                                   18

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                   THREE MONTHS ENDED
                                                  ---------------------
                                                  JUNE 28,      JUNE 29,
                                                    1997          1996
                                                  --------      --------

Revenue                                          $  61,620     $  48,168

Costs and expenses:
    Cost of products sold                           25,028        19,838
    Research and development                         7,825         6,754
    Selling, general and administrative              9,824         7,897
                                                  --------      --------

         Total costs and expenses                   42,677        34,489
                                                  --------      --------

Income from operations                              18,943        13,679

Other income, net                                    2,524         2,030
                                                  --------      --------
Income before provision for income taxes            21,467        15,709

Provision for income taxes                           7,299         5,261
                                                  --------      --------
Net income                                       $  14,168     $  10,448
                                                  --------      --------
                                                  --------      --------
Net income per share                             $    0.60     $    0.46
                                                  --------      --------
                                                  --------      --------

Weighted average common and
   common equivalent shares
    outstanding                                     23,718        22,651
                                                  --------      --------
                                                  --------      --------

See accompanying Notes to Consolidated Financial Statements

                        LATTICE SEMICONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

         Assets                                       JUNE 28,       MARCH 29,
                                                        1997           1997
                                                    -----------     ----------
Current assets:                                     (unaudited)
    Cash and cash equivalents                        $  81,105      $  53,949
    Short-term investments                             171,578        174,698
    Accounts receivable                                 25,917         25,940
    Inventories                                         24,679         27,809
    Prepaid expenses and other current assets           13,523         16,519
    Deferred income taxes                               12,325         11,725
                                                     ---------      ---------

         Total current assets                          329,127        310,640

Foundry investments, advances and other assets          65,419         65,419
Property and equipment, net                             28,651         27,403
                                                     ---------      ---------

                                                     $ 423,197      $ 403,462
                                                     ---------      ---------
                                                     ---------      ---------

    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses            $  21,050      $  23,924
    Deferred income on sales to
      distributors                                      19,949         18,265
    Income taxes payable                                 2,084            782
                                                     ---------      ---------

         Total current liabilities                      43,083         42,971

Commitments and contingencies                               --             --

Stockholders' equity:
    Preferred stock, $.01 par value,
      10,000,000 shares authorized; none
      issued or outstanding                                 --             --
    Common stock, $.01 par value,
      100,000,000 shares authorized, 23,068,099 and
      22,877,724 shares issued and outstanding             231            229
    Paid-in capital                                    204,120        198,667
    Retained earnings                                  175,763        161,595
                                                     ---------      ---------

         Total stockholders' equity                    380,114        360,491
                                                     ---------      ---------

                                                     $ 423,197      $ 403,462
                                                     ---------      ---------
                                                     ---------      ---------


See accompanying Notes to Consolidated Financial Statements.

                         LATTICE SEMICONDUCTOR CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In thousands)
                                   (unaudited)

                                                             THREE MONTHS ENDED
                                                            -------------------
                                                             JUNE 28,   JUNE 29,
                                                               1997       1996
                                                            ---------   --------
Cash flows from operating activities:
    Net income                                              $ 14,168    $ 10,448
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization                           2,359       1,910
       Changes in assets and liabilities:
          Accounts receivable                                     23       6,546
          Inventories                                          3,130      (5,247)
          Prepaid expenses and other assets                     (749)       (202)
          Wafer supply advance                                 3,745       4,808
          Deferred income taxes                                 (600)     (1,800)
          Accounts payable and other accrued
            expenses                                          (2,874)      1,294
          Income taxes payable                                 1,302      (3,092)
          Deferred income                                      1,684         174
                                                            --------    --------

       Total adjustments                                       8,020       4,391
                                                            --------    --------

    Net cash provided by operating activities                 22,188      14,839
                                                            --------    --------

Cash flows from investing activities:
    Proceeds from (purchase of)short-term investments, net     3,120     (19,827)
    Capital expenditures                                      (3,607)     (4,279)
                                                            --------    --------

    Net cash used by investing activities                       (487)    (24,106)
                                                            --------    --------

Cash flows from financing activities:
    Net proceeds from issuance of stock                        5,455       2,405
                                                            --------    --------

    Net cash provided by financing activities                  5,455       2,405
                                                            --------    --------


Net increase (decrease) in cash and cash equivalents          27,156      (6,862)

Beginning cash and cash equivalents                           53,949      54,600
                                                            --------    --------

Ending cash and cash equivalents                            $ 81,105    $ 47,738
                                                            --------    --------
                                                            --------    --------

See accompanying Notes to Consolidated Financial Statements.

                          LATTICE SEMICONDUCTOR CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)

(1) Basis of Presentation

    The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 29, 1997.

    The Company reports on a 52 or 53 week fiscal year, which ends on the Saturday closest to March 31. The accompanying financial statements include the accounts of Lattice Semiconductor Corporation and its wholly-owned subsidiaries, Lattice Semiconducteurs SARL, Lattice GmbH, Lattice Semiconductor KK, Lattice Semiconductor (Shanghai) Co. Ltd., Lattice Semiconductor Asia Ltd., Lattice Semiconductor International Ltd., Lattice UK Limited and Lattice Semiconductor AB. The assets, liabilities and results of operations of the subsidiaries were not material for the periods presented. The results of the interim period are not necessarily indicative of the results for the entire year.

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

(4) Inventories (in thousands):   June 28,       March 29,
                                    1997           1997
                                  --------       ---------
    Work in progress              $16,298        $20,286
    Finished goods                  8,381          7,523
                                  -------        -------
                                  $24,679        $27,809
                                  -------        -------
                                  -------        -------

(5)  Changes in Stockholders' Equity (in thousands):

                                  Common    Paid-in    Retained
                                  Stock     Capital    Earnings      Total
                                 -------   --------   ---------  ----------
    Balances, March 29, 1997      $ 229    $198,667   $161,595   $  360,491

    Stock option exercises            2       5,455         --        5,457

    Other                            --          (2)        --           (2)

    Net income for the
      three-month period             --          --     14,168       14,168
                                  -----    --------   --------    ---------
    Balances, June 28, 1997       $ 231    $204,120   $175,763    $ 380,114
                                  -----    --------   --------    ---------
                                  -----    --------   --------    ---------

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

RESULTS OF OPERATIONS

REVENUE

Revenue was $61.6 million and $48.2 million for the first quarter of fiscal 1998 and 1997, respectively. The majority of the Company's revenue in both fiscal quarters was derived from the sale of products that address the in-system programmable ("ISP-TM-") segment of the CMOS programmable logic market. The majority of the Company's revenue growth for the periods presented resulted from the sales of new products, primarily ISP products. Increases in the sales of the Company's ISP products have been significant and have grown consistently as a percentage of the Company's overall revenue.

Revenue from international sales was 49% and 47% of total revenue in the first quarter of fiscal 1998 and 1997, respectively. The Company expects export sales to continue to represent a significant portion of revenue. See "Factors Affecting Future Results".

Overall average selling prices increased in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. This was due primarily to product mix changes. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products. The Company's ability to maintain its recent trend of revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See "Factors Affecting Future Results".

GROSS MARGIN

The Company's gross margin as a percentage of revenue was 59.4% in the first quarter of fiscal 1998 as compared to 58.8% in the first quarter of fiscal 1997. This increase in gross margin percentage was primarily due to changes in product mix and reductions in the Company's manufacturing costs.

RESEARCH AND DEVELOPMENT

Research and development expense increased by approximately $1.1 million, or 16%, in the first quarter of fiscal 1998 when compared to the first quarter of fiscal 1997. As a percentage of revenue, this expense decreased from approximately 14% in the first fiscal 1997 quarter to approximately

13% in the first fiscal 1998 quarter. The spending increases were related primarily to the development of new technologies and new products, including the Company's ISP product families and related software development tools. The Company believes that a continued commitment to research and development is essential in order to maintain product leadership in its existing product families and to provide innovative new product offerings, and therefore expects to continue to make significant investments in research and development in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased by approximately $1.9 million, or 24%, in the first quarter of fiscal 1998 when compared to the first quarter of fiscal 1997. This increase was primarily due to expansion of the Company's sales force and higher sales commissions associated with the higher revenue levels. Selling, general and administrative expense approximated 16% of revenue for both fiscal periods presented.

INTEREST AND OTHER INCOME

Interest and other income (net of expense) increased to approximately $2.5 million for the first quarter of fiscal 1998 from approximately $2.0 million for the first quarter of fiscal 1997. This increase was due to higher cash and investment balances resulting from cash generated from operations and common stock issuance from employee stock option exercises.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 34.0% for the first quarter of fiscal 1998 as compared to 33.5% for the first quarter of fiscal 1997. This increase is due primarily to a change in the proportion of tax-exempt investment income as a percentage of the Company's overall net income.

Deferred tax asset valuation allowances are recorded to offset deferred tax assets that can only be realized by earning taxable income in distant future years. Management established the valuation allowances because it cannot determine if it is more likely than not that such income will be earned.

FACTORS AFFECTING FUTURE RESULTS

The Company believes that its future operating results will be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of both the semiconductor industry and the end markets addressed by the Company's products, the timing of new product introductions, price erosion, product obsolescence, substantial adverse currency exchange rate movements, variations in product mix, scheduling, rescheduling and cancellation of large orders, competitive factors, the availability of manufacturing capacity and wafer supply, the ability to achieve volume production at Seiko Epson Corporation's ("Seiko Epson") new eight-inch facility or United Integrated Circuit Corporation ("UICC"), the ability to develop and implement new process technologies, fluctuations in manufacturing yields, changes in effective tax rates and litigation expenses. Due to these and other factors, the Company's past results are a less useful predictor of future results than is the case in more mature and stable industries. The Company has increased its level of operating expenses and investment in manufacturing capacity in anticipation of future growth in revenues, primarily from increased sales of its ISP products. To the extent that this revenue growth does not materialize, the Company's operating results would be adversely affected.

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

The Company does not manufacture finished silicon wafers. Its products, however, require wafers manufactured with state-of-the-art fabrication equipment and techniques. Accordingly, the Company's strategy has been to maintain relationships with large semiconductor manufacturers for the production of its wafers. Currently, all of its silicon wafers are being manufactured by Seiko Epson in Japan and United Microelectronics Corporation ("UMC") in Taiwan. A significant interruption in supply from Seiko Epson through S MOS, Seiko Epson's affiliated U.S. distributor, or from UMC, could have a material adverse effect on the Company's business.

Worldwide manufacturing capacity for silicon wafers is limited and inelastic. Therefore, significant increases in demand or interruptions in supply could adversely affect the Company. Although current commitments are anticipated to be adequate through fiscal 1998, there can be no assurance that existing capacity commitments will be sufficient to permit the Company to satisfy all of its customers' demand in future periods. The Company negotiates wafer prices and certain wafer supply commitments with Seiko

Epson, S MOS and UMC on an annual basis, and, in some cases as frequently as semiannually. Moreover, wafer prices and commitments are subject to continuing review and revision by the parties. There can be no assurance that Seiko Epson, S MOS or UMC will not reduce their allocations of wafers or increase prices to the Company in future periods or that any such reduction in supply could be offset pursuant to arrangements with alternate sources of supply. If any substantial reduction of supply or substantial price increase were to occur, the Company's operating results could be materially adversely affected.

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

The Company's finished silicon wafers are assembled and packaged by independent subcontractors in the Philippines, South Korea, Malaysia, Hong Kong, Taiwan and the United States. Although the Company has not yet experienced significant problems or interruptions in supply from its assembly contractors, any prolonged work stoppage or other failure of these contractors to supply finished products could have a material adverse effect on the Company's operating results.

Because of the rapid rate of technological change in the semiconductor industry, the Company's success will ultimately depend in large part on its ability to introduce new products on a timely basis that meet a market need at a competitive price and with acceptable margins as well as enhancing the performance of its existing products. The success of new products, including the Company's ISP product families, depends on a variety of factors, including product definition, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance, quality and reliability in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. New and enhanced products are continually being introduced into the Company's markets by others, and these products can be expected to affect the competitive environment in the markets in which they are introduced. There is no assurance that the Company will be successful in enhancing its existing products or in defining, developing, manufacturing, marketing and selling new products.

Future revenue growth will be largely dependent on market acceptance of the Company's new and proprietary products, including its ISP product families, and market acceptance of the Company's software development tools. There can be no assurance that the Company's product and process development efforts will be successful or that new products, including the Company's ISP products, will continue to achieve market acceptance. If the Company were unable to successfully define, develop and introduce competitive new products in a timely manner, its future operating results would be adversely affected.

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

In an effort to secure additional wafer supply, the Company may from time to time enter various financial arrangements, including joint ventures with, minority investments in, advanced purchase payments to, loans to or similar arrangements with independent wafer manufacturers in exchange for committed production capacity. To the extent the Company pursues any such financial arrangements, the Company may be required to seek additional equity or debt financing. There can be no assurance that any such additional funding could be obtained when needed or, if available, on terms acceptable to the Company.

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

International revenues accounted for 49% and 47% of the Company's revenues for the first quarter of fiscal 1998 and fiscal 1997, respectively. The Company believes that international revenues will continue to represent a significant percentage of revenues. International revenues and operations may be adversely affected by the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations.

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

The Company currently depends on foreign manufacturers -- Seiko Epson, a Japanese company, and UMC, a Taiwanese company -- for the manufacture of all its finished silicon wafers, and anticipates depending on UICC, a Taiwanese company, for the manufacture of a portion of its finished silicon wafers. In addition, after wafer manufacturing is completed and each wafer is tested, products are assembled by subcontractors in South Korea, the Philippines, Malaysia, Taiwan and Hong Kong. Although the Company has not experienced any interruption in supply from its subcontractors, the social and political situations in these countries can be volatile, and any prolonged work stoppages or other disruptions in the Company's ability to manufacture and assemble its products would have a material adverse effect on the Company's results of operations. Furthermore, economic risks, such as changes in currency exchange rates, tax laws, tariffs, or freight rates, or interruptions in air transportation, could have a material adverse effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 28, 1997, the Company's principal source of liquidity was $252.7 million of cash and short-term investments, an increase of approximately $24.0 million from the balance of $228.6 million at March 29, 1997. This increase was primarily the result of cash generated from operations and common stock issuance from employee stock option exercises. The Company also has available an unsecured $10 million demand bank credit facility with interest due on outstanding balances at a money market rate. This facility has not been used.

    Inventories decreased by $3.1 million, or 11%, versus amounts recorded at March 29, 1997 to support an increase in shipments associated with higher revenue levels in the first quarter of fiscal 1998. Prepaid expenses and other current assets decreased by $3.0 million, or 18%, as compared to the balance at March 29, 1997 due primarily to a decrease in the current portion of wafer supply advances. Accounts payable and accrued expenses decreased by $2.9 million, or 12%, versus amounts recorded at March 29, 1997 due primarily to the timing of vendor payments. Deferred income on sales to distributors increased approximately $1.7 million, or 9%, associated with increased resale activity at the distributors. Income taxes payable increased by $1.3 million, or 166%, as compared to the balance at March 29, 1997 primarily due to the timing of tax deductions and payments.

    The majority of the Company's silicon wafer purchases are currently denominated in Japanese yen. The Company maintains yen-denominated bank accounts and bills its Japanese customers in yen. The yen bank deposits utilized to hedge yen-denominated wafer purchases are accounted for as identifiable hedges against specific and firm wafer purchases.

    The Company entered into a series of agreements with UMC in September 1995 pursuant to which the Company has agreed to join UMC and several other companies to form a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China. Under the terms of the agreements, the Company is committed to invest approximately $53 million, payable in three installments over two years, for approximately a 10% equity interest in UICC and the right to receive a percentage of the facility's wafer production at market prices. The timing of the payments is related to certain milestones in the development of the advanced semiconductor manufacturing facility. The first payment, in the amount of approximately $13.7 million, was paid in January 1996, the second payment, in the amount of approximately $25.8 million, was paid during January 1997, and the final payment is anticipated to be required within the six-month period ending December 1997.

     In March 1997, the Company entered into a second advance payment production agreement with Seiko Epson and its affiliated U.S. distributor, S MOS, under which it agreed to advance approximately $90 million, payable over two years, to Seiko Epson to finance construction of an eight-inch sub-micron wafer manufacturing facility. Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period. The agreement calls for wafers to be supplied by Seiko Epson through S MOS pursuant to purchase agreements with S MOS. The Company also has an option under this agreement to advance Seiko Epson an additional $60 million for additional wafer supply under similar terms. The first payment pursuant to this agreement, approximately $17.0 million, was made during March 1997. As a result of the future payments to UICC and Seiko Epson, the Company's cash and short-term investments will be reduced by a minimum of $86.5 million over the time period of the remaining payments.

     The Company currently anticipates capital expenditures of approximately $20 to $30 million for the fiscal year ending March 28, 1998. A significant portion is planned for improvements and expansions to the Company's facilities and manufacturing capacity.

    The Company believes its existing sources of liquidity and expected cash to be generated from operations will provide adequate cash to fund the Company's anticipated cash needs for the next twelve months, including the anticipated required payments to UICC and Seiko Epson during this time period.

    In an effort to secure additional wafer supply, the Company may from time to time enter various financial arrangements including joint ventures with, minority investments in, advance purchase payments to, loans to, or similar arrangements with independent wafer manufacturers in exchange for committed wafer capacity. To the extent the Company pursues any such financial arrangements, additional debt or equity financing may be required. There can be no assurance that any such additional funding could be obtained when needed or, if available, on terms acceptable to the Company.

                             PART II.   OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits.

              11.1      Computation of Net Income Per Share

              27        Financial Data Schedule for Three Months Ended
                        June 28, 1997

         (b) No reports on Form 8-K were filed during the three months ended June 28, 1997.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             LATTICE SEMICONDUCTOR CORPORATION




Date:  August 11, 1997               /s/ STEPHEN A. SKAGGS
     ---------------------   --------------------------------------
                             By:  Stephen A. Skaggs, Senior Vice
                             President, Chief Financial Officer and
                             Secretary