Form 10-Q
period 1997-09-27
LATTICE SEMICONDUCTOR CORP
filed 1997-11-10
CIK 855658

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1997

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

At September 27, 1997 there were 23,290,876 shares of the Registrant's common stock, $.01 par value, outstanding.

                   LATTICE SEMICONDUCTOR CORPORATION

                                INDEX

                    PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements

          Consolidated Statement of Operations -
          Three and Six Months Ended Sept. 27,
          1997 and Sept. 28, 1996                                             3

          Consolidated Balance Sheet - Sept. 27, 1997
          and March 29, 1997                                                  4

          Consolidated Statement of Cash Flows -
          Six Months Ended Sept. 27, 1997
          and Sept. 28, 1996                                                  5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       8


                      PART II.    OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security                        17
          Holders

Item 6.   Exhibits and Reports on Form 8-K                                   18

          Signatures                                                         19

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       LATTICE SEMICONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                 (unaudited)

                                                    Three Months Ended           Six Months Ended
                                                  -----------------------     -----------------------
                                                  Sept. 27,     Sept. 28,     Sept. 27,     Sept. 28,
                                                    1997          1996          1997          1996
                                                  ---------     ---------     ---------     ---------
Revenue                                           $  64,068     $  48,638     $ 125,688     $  96,806

Costs and expenses:
  Cost of products sold                              25,903        19,995        50,931        39,833
  Research and development                            8,016         6,888        15,841        13,642
  Selling, general and administrative                10,250         8,194        20,074        16,091
                                                  ---------     ---------     ---------     ---------

    Total costs and expenses                         44,169        35,077        86,846        69,566
                                                  ---------     ---------     ---------     ---------

Income from operations                               19,899        13,561        38,842        27,240

Other income, net                                     2,722         2,168         5,246         4,198
                                                  ---------     ---------     ---------     ---------

Income before provision for income taxes             22,621        15,729        44,088        31,438

Provision for income taxes                            7,691         5,269        14,990        10,530
                                                  ---------     ---------     ---------     ---------

Net income                                        $  14,930     $  10,460     $  29,098     $  20,908
                                                  ---------     ---------     ---------     ---------
                                                  ---------     ---------     ---------     ---------

Net income per share                              $    0.62     $    0.46     $    1.22     $    0.92
                                                  ---------     ---------     ---------     ---------
                                                  ---------     ---------     ---------     ---------

Weighted average common and
  common equivalent shares
  outstanding                                        23,982        22,630        23,860        22,642
                                                  ---------     ---------     ---------     ---------
                                                  ---------     ---------     ---------     ---------

See accompanying Notes to Consolidated Financial Statements

                       LATTICE SEMICONDUCTOR CORPORATION

                          CONSOLIDATED BALANCE SHEET
                      (In thousands, except share data)

          Assets                                         Sept. 27,     March 29,
                                                           1997           1997
                                                         ---------     ---------
Current assets:                                         (unaudited)
  Cash and cash equivalents                              $  83,703     $  53,949
  Short-term investments                                   179,915       174,698
  Accounts receivable                                       25,752        25,940
  Inventories                                               23,166        27,809
  Prepaid expenses and other current assets                 10,980        16,519
  Deferred income taxes                                     12,350        11,725
                                                         ---------     ---------
    Total current assets                                   335,866       310,640

Foundry investments, advances and other assets              82,860        65,419
Property and equipment, net                                 29,515        27,403
                                                         ---------     ---------
                                                         $ 448,241     $ 403,462
                                                         ---------     ---------
                                                         ---------     ---------
  Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                  $  24,008     $  23,924
  Deferred income on sales to
    distributors                                            20,448        18,265
  Income taxes payable                                         277           782
                                                         ---------     ---------
    Total current liabilities                               44,733        42,971

Commitments and contingencies                                   --            --

Stockholders' equity:
  Preferred stock, $.01 par value,
    10,000,000 shares authorized; none
    issued or outstanding                                       --            --
  Common stock, $.01 par value,
    100,000,000 shares authorized, 23,290,876 and
    22,877,724 shares issued and outstanding                   233           229
  Paid-in capital                                          212,582       198,667
  Retained earnings                                        190,693       161,595
                                                         ---------     ---------

    Total stockholders' equity                             403,508       360,491
                                                         ---------     ---------

                                                         $ 448,241     $ 403,462
                                                         ---------     ---------
                                                         ---------     ---------

See accompanying Notes to Consolidated Financial Statements.

                        LATTICE SEMICONDUCTOR CORPORATION

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                             Six Months Ended
                                                          ----------------------
                                                          Sept. 27,   Sept. 28,
                                                            1997        1996
                                                          ---------   ---------
Cash flows from operating activities:
  Net income                                             $  29,098    $  20,908
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                            4,738        4,060
    Changes in assets and liabilities:
      Accounts receivable                                      188        2,590
      Inventories                                            4,643       (6,598)
      Prepaid expenses and other assets                     (2,618)        (367)
      Wafer supply advance                                  (9,284)       9,248
      Deferred income taxes                                   (625)      (1,500)
      Accounts payable and other accrued
        expenses                                                84       (1,574)
      Deferred income                                        2,183       (2,880)
      Income taxes payable                                    (505)      (2,586)
                                                         ---------    ---------

    Total adjustments                                       (1,196)         393
                                                         ---------    ---------

  Net cash provided by operating activities                 27,902       21,301
                                                         ---------    ---------
Cash flows from investing activities:
  Purchase of short-term investments, net                   (5,217)     (26,682)
  Capital expenditures                                      (6,850)      (7,683)
                                                         ---------    ---------

  Net cash used by investing activities                    (12,067)     (34,365)
                                                         ---------    ---------
Cash flows from financing activities:
  Net proceeds from issuance of stock                       13,919        3,814
                                                         ---------    ---------

  Net cash provided by financing activities                 13,919        3,814
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents        29,754       (9,250)

Beginning cash and cash equivalents                         53,949       54,600
                                                         ---------    ---------

Ending cash and cash equivalents                         $  83,703    $  45,350
                                                         ---------    ---------
                                                         ---------    ---------

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

(4)  Inventories (in thousands):        Sept. 27,          March 29,
                                           1997              1997
                                        ---------          ----------
     Work in progress                    $15,216            $20,286
     Finished goods                        7,950              7,523
                                         -------            -------
                                         $23,166            $27,809
                                         -------            -------
                                         -------            -------

(5)  Changes in Stockholders' Equity (in thousands):

                                    Common    Paid-in     Retained
                                    Stock     Capital     Earnings       Total
                                    ------    -------     --------       -----

     Balances, March 29, 1997     $  229     $198,667     $161,595     $360,491

     Stock option exercises            4       13,921           --       13,925

     Other                            --           (6)          --           (6)

     Net income for the
       six-month period               --           --       29,098       29,098
                                  ------     --------     --------     --------

     Balances, Sept. 27, 1997     $  233     $212,582     $190,693     $403,508
                                  ------     --------     --------     --------
                                  ------     --------     --------     --------

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

(7)  Subsequent Event:

In October 1997, the Company's joint venture foundry, United Integrated Circuit Corporation ("UICC"), was substantially destroyed by fire. United Microelectronics Corporation ("UMC"), the majority owner of UICC, has informed the Company that this loss is fully insured, that it intends to rebuild the foundry, and that it will make alternative foundry capacity available to the Company during the rebuilding period. Based on these assurances from UMC, management believes the Company will not be materially adversely affected by this event.

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

RESULTS OF OPERATIONS

REVENUE

Revenue was $64.1 million and $48.6 million for the second quarter of fiscal 1998 and 1997, respectively. Revenue for the first six month period of fiscal 1998 was $125.7 million, as compared to $96.8 million for the first six month period of fiscal 1997. The majority of the Company's revenue in both fiscal quarters was derived from the sale of products that address the in-system programmable ("ISP-TM-") segment of the CMOS programmable logic market. The majority of the Company's revenue growth for the periods presented resulted from the sales of new products, primarily ISP products. Increases in the sales of the Company's ISP products have been significant and have grown consistently as a percentage of the Company's overall revenue.

Revenue from international sales was 53% and 51% of total revenue in the second quarter and first six month period of fiscal 1998, respectively, as compared to 48% and 47% in the second quarter and first six month period of fiscal 1997. The Company expects export sales to continue to represent a significant portion of revenue. See "Factors Affecting Future Results".

Overall average selling prices increased in the second quarter and the first six month period of fiscal 1998 as compared to the second quarter and the first six month period of fiscal 1997. This was due primarily to product mix changes. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products. The Company's ability to maintain its recent trend of revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See "Factors Affecting Future Results".

GROSS MARGIN

The Company's gross margin as a percentage of revenue was 59.6% in the second quarter of fiscal 1998 as compared to 58.9% in the second quarter of fiscal 1997. For the first six month period of fiscal 1998, the gross margin was 59.5%, an increase from 58.9% in the first six month period of fiscal 1997. These increases in gross margin percentage were primarily due to changes in product mix and reductions in the Company's manufacturing costs.

RESEARCH AND DEVELOPMENT

Research and development expense increased by approximately $1.1 million, or 16%, in the second quarter of fiscal 1998 when compared to the second quarter of fiscal 1997, and increased $2.2 million, or 16%, in the first six month period of fiscal 1998 when compared to the first six month period of fiscal 1997. As a percentage of revenue, this expense decreased to approximately 13% in the second quarter and the first six month period of fiscal 1998 from approximately 14% in the second quarter and the first six month period of fiscal 1997. The spending increases were related primarily to the development of new technologies and new products, including the Company's ISP product families and related software development tools. The Company believes that a continued commitment to research and development is essential in order to maintain product leadership in its existing product families and to provide innovative new product offerings, and therefore expects to continue to make significant investments in research and development in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased by approximately $2.1 million, or 25%, in the second quarter of fiscal 1998 when compared to the second quarter of fiscal 1997, and increased by $4.0 million, or 25%, in the first six month period of fiscal 1998 when compared to the first six month period of fiscal 1997. This increase was primarily due to expansion of the Company's sales force and higher sales commissions associated with the higher revenue levels. As a percentage of revenue, selling, general and administrative expense decreased to approximately 16% for the second quarter and the first six month period of fiscal 1998, from approximately 17% for the second quarter and first six month period of fiscal 1997.

INTEREST AND OTHER INCOME

Interest and other income (net of expense) increased to approximately $2.7 million for the second quarter of fiscal 1998 from approximately $2.2 million for the second quarter of fiscal 1997, and to $5.2 million for the first six month period of fiscal 1998 from $4.2 million for the first six month period of fiscal 1997. This increase was due to higher cash and investment balances resulting from cash generated from operations and common stock issuance from employee stock option exercises.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 34.0% for the second quarter and the first six month period of fiscal 1998 as compared to 33.5% for the second quarter and the first six month period of fiscal 1997. This increase is due primarily to a change in the proportion of tax-exempt investment income as a percentage of the Company's overall net income.

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

International revenues accounted for 51% and 47% of the Company's revenues for the six month periods of fiscal 1998 and fiscal 1997, respectively. The Company believes that international revenues will continue to represent a significant percentage of revenues. International revenues and operations may be adversely affected by the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of September 27, 1997, the Company's principal source of liquidity was $263.6 million of cash and short-term investments, an increase of approximately $35.0 million from the balance of $228.6 million at March 29, 1997. This increase was primarily the result of cash generated from operations and common stock issuance from employee stock option exercises. The Company also has available an unsecured $10 million demand bank credit facility with interest due on outstanding balances at a money market rate. This facility has not been used.

    Inventories decreased by $4.6 million, or 17%, versus amounts recorded at March 29, 1997 to support an increase in shipments associated with higher revenue levels in the first six month period of fiscal 1998. Prepaid expenses and other current assets decreased by $5.5 million, or 34%, as compared to the balance at March 29, 1997 due primarily to a decrease in the current portion of wafer supply advances. Deferred income on sales to distributors increased approximately $2.2 million, or 12%, associated with increased resale activity at the distributors. Income taxes payable decreased by $0.5 million, or 65%, as compared to the balance at March 29, 1997 primarily due to the timing of tax deductions and payments.

    The majority of the Company's silicon wafer purchases are currently denominated in Japanese yen. The Company maintains yen-denominated bank accounts and bills its Japanese customers in yen. The yen bank deposits utilized to hedge yen-denominated wafer purchases are accounted for as identifiable hedges against specific and firm wafer purchases.

    The Company entered into a series of agreements with UMC in September 1995 pursuant to which the Company has agreed to join UMC and several other companies to form a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China. Under the terms of the agreements, the Company is committed to invest approximately $53 million, payable in three installments over two years, for approximately a 10% equity interest in UICC and the right to receive a percentage of the facility's wafer production at market prices. The first payment, in the amount of approximately $13.7 million, was paid in January 1996, the second payment, in the amount of approximately $25.8 million, was paid during January 1997, and the final payment is anticipated to be required by the end of calendar 1997.

    In March 1997, the Company entered into a second advance payment production agreement with Seiko Epson and its affiliated U.S. distributor, S MOS, under which it agreed to advance approximately $90 million, payable over two years, to Seiko Epson to finance construction of an eight-inch sub-micron wafer manufacturing facility. Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period. The agreement calls for wafers to be supplied by Seiko Epson through S MOS pursuant to purchase agreements with S MOS. The Company also has an option under this agreement to advance Seiko Epson an additional $60 million for additional wafer supply under similar terms. The first payment pursuant to this agreement, approximately $17.0 million, was made during March 1997, and the second payment, also approximating $17.0 million, was made in September 1997. As a result of the future payments to UICC and Seiko Epson, the Company's cash and short-term investments will be reduced by approximately $70 million over the time period of the remaining payments.

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

         (a) The annual meeting of stockholders was held on August 11, 1997.

         (b) The following directors were elected at the meeting to serve a term of three years:

                   Daniel S. Hauer
                   Douglas C. Strain

             The following directors are continuing to serve their terms:

                   Mark O. Hatfield
                   Harry A. Merlo
                   Larry W. Sonsini
                   Cyrus Y. Tsui

          (c) The matters voted upon at the meeting and results of the voting with respect to those matters are as follows:

                                     For        Withheld
                                  ----------   ----------
(1) Election of directors:

        Daniel S. Hauer           21,775,615     185,519
        Douglas C. Strain         21,777,079     184,055


                              For       Against   Abstain  Not Voted
                           ----------   -------   -------  ---------
(2) Approval of
Amendment to Employee
Stock Purchase Plan        21,815,519    64,538    18,622   62,455

(3) Ratification of
Price Waterhouse LLP
as the Company's
independent public
accountant for the
fiscal year ending
March 28, 1997             21,936,317     9,196    15,621        0


The foregoing matters are described in further detail in the Company's definitive proxy statement dated July 1, 1997, for the Annual Meeting of Stockholders held on August 11, 1997.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              11.1      Computation of Net Income Per Share

              27        Financial Data Schedule for Six Months Ended
                        September 27, 1997

         (b) No reports on Form 8-K were filed during the six months ended September 27, 1997.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LATTICE SEMICONDUCTOR CORPORATION




Date:  November 10, 1997             /s/ Stephen A. Skaggs
     ---------------------        ----------------------------------------------
                                  By:  Stephen A. Skaggs, Senior Vice
                                  President, Chief Financial Officer and
                                  Secretary