Form 10-Q
period 1997-12-27
LATTICE SEMICONDUCTOR CORP
filed 1998-02-09
CIK 855658

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

Commission file number 0 - 18032
                       --------------

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

                       ------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                     ---       ---

At December 27, 1997 there were 23,370,785 shares of the Registrant's common stock, $.01 par value, outstanding.

                          LATTICE SEMICONDUCTOR CORPORATION

                                        INDEX

                            PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Statement of Operations -
          Three and Nine Months Ended Dec. 27, 1997 and
          Dec. 28, 1996                                                  3

          Consolidated Balance Sheet - Dec. 27, 1997
          and March 29, 1997                                             4

          Consolidated Statement of Cash Flows -
          Nine Months Ended Dec. 27, 1997
          and Dec. 28, 1996                                              5

          Notes to Consolidated Financial Statements                     6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  8


                            PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                              18

          Signatures                                                    19


                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                       LATTICE SEMICONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                 (unaudited)


                                                  Three Months Ended           Nine Months Ended
                                              ---------------------------------------------------------

                                                  Dec. 27,       Dec. 28,      Dec. 27,      Dec. 28,
                                                    1997           1996          1997          1996
                                              -------------   ------------   -----------    -----------
Revenue                                         $  60,038     $  51,015        $ 185,726     $ 147,821

Costs and expenses:
     Cost of products sold                         23,855        20,967           74,786        60,800
     Research and development                       7,983         6,933           23,824        20,575
     Selling, general and administrative           10,184         8,459           30,258        24,550
                                              -------------   ------------   -----------    -----------
          Total costs and expenses                 42,022        36,359          128,868       105,925
                                              -------------   ------------   -----------    -----------
Income from operations                             18,016        14,656           56,858        41,896

Other income, net                                   2,667         2,304            7,913         6,502
                                              -------------   ------------   -----------    -----------
Income before provision for income taxes           20,683        16,960           64,771        48,398

Provision for income taxes                          7,032         5,682           22,022        16,212
                                              -------------   ------------   -----------    -----------
Net income                                      $  13,651     $  11,278        $  42,749     $  32,186
                                              -------------   ------------   -----------    -----------
                                              -------------   ------------   -----------    -----------
Net income per share (Basic)                    $    0.58     $    0.50        $    1.84     $    1.44
                                              -------------   ------------   -----------    -----------
                                              -------------   ------------   -----------    -----------
Net income per share (Diluted)                  $    0.57     $    0.49        $    1.79     $    1.41
                                              -------------   ------------   -----------    -----------
                                              -------------   ------------   -----------    -----------
Weighted average common and
   common equivalent shares
   outstanding:

     Basic                                         23,342        22,501           23,186        22,342
                                              -------------   ------------   -----------    -----------
                                              -------------   ------------   -----------    -----------

     Diluted                                       23,981        23,073           23,888        22,777
                                              -------------   ------------   -----------    -----------
                                              -------------   ------------   -----------    -----------

See accompanying Notes to Consolidated Financial Statements

                       LATTICE SEMICONDUCTOR CORPORATION

                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)


                     Assets                                      Dec. 27,     March 29,
                                                                  1997          1997
                                                              ------------  ------------
Current assets:                                                (unaudited)
    Cash and cash equivalents                                  $  65,366    $  53,949
    Short-term investments                                       199,239      174,698
    Accounts receivable                                           27,517       25,940
    Inventories                                                   23,017       27,809
    Prepaid expenses and other current assets                      6,563       16,519
    Deferred income taxes                                         12,425       11,725
                                                              ------------  ------------

     Total current assets                                        334,127      310,640

Foundry investments, advances and other assets                    97,212       65,419
Property and equipment, net                                       33,643       27,403
                                                              ------------  ------------

                                                               $ 464,982    $ 403,462
                                                              ------------  ------------
                                                              ------------  ------------
    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                      $  25,205    $  23,924
    Deferred income on sales to
      distributors                                                19,278       18,265
    Income taxes payable                                           1,588          782
                                                              ------------  ------------
     Total current liabilities                                    46,071       42,971

Commitments and contingencies                                         --           --

Stockholders' equity:
    Preferred stock, $.01 par value,
      10,000,000 shares authorized; none
      issued or outstanding                                           --           --
    Common stock, $.01 par value,
      100,000,000 shares authorized, 23,370,785 and
     22,877,724 shares issued and outstanding                        234          229
    Paid-in capital                                              214,333      198,667
    Retained earnings                                            204,344      161,595
                                                              ------------  ------------
         Total stockholders' equity                              418,911      360,491
                                                              ------------  ------------
                                                               $ 464,982    $ 403,462
                                                              ------------  ------------
                                                              ------------  ------------

See accompanying Notes to Consolidated Financial Statements.

                       LATTICE SEMICONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                 (unaudited)

                                                                    Nine Months Ended
                                                             --------------------------------
                                                                 Dec. 27,         Dec. 28,
                                                                  1997             1996
                                                             -------------     --------------
Cash flows from operating activities:
  Net income                                                  $  42,749          $  32,186
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                7,160              6,319
     Changes in assets and liabilities:
        Accounts receivable                                      (1,577)                34
        Inventories                                               4,792             (6,987)
        Prepaid expenses and other assets                       (34,353)            (9,173)
        Wafer supply advance                                     12,516             13,028
        Deferred income taxes                                      (700)            (3,000)
        Accounts payable and accrued expenses                     1,281               (366)
        Deferred income                                           1,013             (2,086)
        Income taxes payable                                        806             (4,412)
                                                             -------------     --------------
     Total adjustments                                           (9,062)            (6,643)
                                                             -------------     --------------
  Net cash provided by operating activities                      33,687             25,543
                                                             -------------     --------------
Cash flows from investing activities:
  Purchase of short-term investments, net                       (24,541)           (22,936)
  Capital expenditures                                          (13,400)            (8,755)
                                                             -------------     --------------
  Net cash used by investing activities                         (37,941)           (31,691)
                                                             -------------     --------------
Cash flows from financing activities:
  Net proceeds from issuance of stock                            15,671             11,304
                                                             -------------     --------------
  Net cash provided by financing activities                      15,671             11,304
                                                             -------------     --------------

Net increase in cash and cash equivalents                        11,417              5,156

Beginning cash and cash equivalents                              53,949             54,600
                                                             -------------     --------------
Ending cash and cash equivalents                              $  65,366          $  59,756
                                                             -------------     --------------
                                                             -------------     --------------

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

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which is effective for the Company for periods ending after December 15, 1997. Primary earnings per share as previously reported has been replaced by net income per share (Basic) and net income per share (Diluted). Prior period results have been restated to conform to the new presentation.

     The most significant difference between basic and diluted earnings per share is that basic earnings per share does not treat potentially dilutive securities such as options and warrants as outstanding.

     For the Company, there is no difference between diluted earnings per share and primary earnings per share as previously reported.

(4)  Inventories (in thousands):

                                        Dec. 27,       March 29,
                                          1997           1997
                                        --------       ---------
        Work in progress                $13,832         $20,286
        Finished goods                    9,185           7,523
                                        --------       ---------

                                        $23,017         $27,809
                                        --------       ---------
                                        --------       ---------


(5)  Changes in Stockholders' Equity (in thousands):

                                  Common   Paid-in    Retained
                                  Stock    Capital    Earnings    Total
                                  ------  ---------  ----------  -------
     Balances, March 29, 1997     $  229   $198,667   $161,595   360,491

     Stock option exercises            5     15,714         --    15,719

     Other                            --        (48)        --      (48)

     Net income for the
       nine-month period              --         --     42,749    42,749
                                  ------   --------   --------   -------

     Balances, Dec. 27, 1997      $  234   $214,333   $204,344  $418,911
                                  ------   --------   --------   -------
                                  ------   --------   --------   -------

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

RESULTS OF OPERATIONS

REVENUE

Revenue was $60.0 million and $51.0 million for the third quarter of fiscal 1998 and 1997, respectively. Revenue for the first nine month period of fiscal 1998 was $185.7 million, as compared to $147.8 million for the first nine month period of fiscal 1997. The majority of the Company's revenue in the 1998 fiscal periods was derived from the sale of products that address the in-system programmable ("ISP-TM-") segment of the CMOS programmable logic market. The majority of the Company's revenue growth for the periods presented resulted from the sales of new products, primarily ISP products. Increases in the sales of the Company's ISP products have been significant and have grown consistently as a percentage of the Company's overall revenue.

Revenue from international sales was 51% of total revenue in the third quarter and first nine month period of fiscal 1998, respectively, as compared to 48% and 47% in the third quarter and first nine month period of fiscal 1997. Revenue for the third quarter of fiscal 1998 was adversely impacted by the inability to ship nearly $4 million in backlog due to the Korean financial crisis. The Company expects export sales to continue to represent a significant portion of revenue. See "Factors Affecting Future Results".

Overall average selling prices increased in the third quarter and the first nine month period of fiscal 1998 as compared to the third quarter and the first nine month period of fiscal 1997. This was due primarily to product mix changes. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products. The Company's ability to maintain its recent trend of revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See "Factors Affecting Future Results".

GROSS MARGIN

The Company's gross margin as a percentage of revenue was 60.3% in the third quarter of fiscal 1998 as compared to 58.9% in the third quarter of fiscal 1997. For the first nine month period of fiscal 1998, the gross margin was 59.7%, an increase from 58.9% in the first nine month period of fiscal 1997. These increases in gross margin percentage were primarily due to changes in product mix and reductions in the Company's manufacturing costs.

RESEARCH AND DEVELOPMENT

Research and development expense increased by approximately $1.1 million, or 15%, in the third quarter of fiscal 1998 when compared to the third quarter of fiscal 1997, and increased approximately $3.2 million, or 16%, in the first nine month period of fiscal 1998 when compared to the first nine month period of fiscal 1997. As a percentage of revenue, this expense decreased to approximately 13% in the third quarter and the first nine month period of fiscal 1998 from approximately 14% in the third quarter and the first nine month period of fiscal 1997. The spending increases were related primarily to the development of new technologies and new products, including the Company's ISP product families and related software development tools. The Company believes that a continued commitment to research and development is essential in order to maintain product leadership in its existing product families and to provide innovative new product offerings, and therefore expects to continue to make significant investments in research and development in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased by approximately $1.7 million, or 20%, in the third quarter of fiscal 1998 when compared to the third quarter of fiscal 1997, and increased by approximately $5.7 million, or 23%, in the first nine month period of fiscal 1998 when compared to the first nine month period of fiscal 1997. This increase was primarily due to expansion of the Company's sales force and higher sales commissions associated with the higher revenue levels. For all periods presented, selling, general and administrative expense represented between 16% and 17% of revenue.

INTEREST AND OTHER INCOME

Interest and other income (net of expense) increased to approximately $2.7 million for the third quarter of fiscal 1998 from approximately $2.3 million for the third quarter of fiscal 1997, and to $7.9 million for the first nine month period of fiscal 1998 from $6.5 million for the first nine month period of fiscal 1997. This increase was due to higher cash and investment balances.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 34.0% for the third quarter and the first nine month period of fiscal 1998 as compared to 33.5% for the third quarter and the first nine month period of fiscal 1997. This increase is due primarily to a change in the proportion of tax-exempt investment income as a percentage of the Company's overall net income.

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

In addition, other unanticipated changes in or disruptions of the Company's wafer supply arrangements could reduce product availability, increase cost or impair product quality and reliability. Many of the factors that could result in such changes are beyond the Company's control. For example, a disruption of operations at Seiko Epson's or UMC's manufacturing facilities as a result of a work stoppage, fire, earthquake or other natural disaster, could cause delays in shipments of the Company's products and could have a material adverse effect on the Company's operating results.

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

International revenues accounted for approximately 51% and 47% of the Company's revenues for the nine month periods of fiscal 1998 and fiscal 1997, respectively. The Company believes that international revenues will continue to represent a significant percentage of revenues. International revenues and operations may be adversely affected by the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations.

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

The Company currently depends on foreign manufacturers -- Seiko Epson, a Japanese company, and UMC, a Taiwanese company -- for the manufacture of all its finished silicon wafers, and anticipates depending on UICC, a Taiwanese company, for the manufacture of a portion of its finished silicon wafers. In addition, after wafer manufacturing is completed and each wafer is tested, products are assembled by subcontractors in South Korea, the Philippines, Malaysia, Taiwan and Hong Kong. Although the Company has not experienced any interruption in supply from its subcontractors, the social, economic and political situations in these countries can be volatile, and any prolonged work stoppages or other disruptions in the Company's ability to manufacture and assemble its products would have a material adverse effect on the Company's results of operations. Furthermore, economic risks, such as changes in currency exchange rates, tax laws, tariffs, or freight rates, or interruptions in air transportation, could have a material adverse effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 27, 1997, the Company's principal source of liquidity was $264.6 million of cash and short-term investments, an increase of approximately $36.0 million from the balance of $228.6 million at March 29, 1997. This increase was primarily the result of cash generated from operations and common stock issuance from employee stock option exercises. The Company also has available an unsecured $10 million demand bank credit facility with interest due on outstanding balances at a money market rate. This facility has not been used.

     Inventories decreased by approximately $4.8 million, or 17%, versus amounts recorded at March 29, 1997 to support an increase in shipments associated with higher revenue levels in the first nine month period of fiscal 1998. Prepaid expenses and other current assets decreased by approximately $10.0 million, or 60%, as compared to the balance at March 29, 1997 due primarily to a decrease in the current portion of wafer supply advances. Deferred income on sales to distributors increased approximately $1.0 million, or 6%, associated with increased resale activity at the distributors. Income taxes payable increased by $0.8 million, or 103%, as compared to the balance at March 29, 1997 primarily due to the timing of tax deductions and payments.

     The majority of the Company's silicon wafer purchases are currently denominated in Japanese yen. The Company maintains yen-denominated bank accounts and bills its Japanese customers in yen. The yen bank deposits utilized to hedge yen-denominated wafer purchases are accounted for as identifiable hedges against specific and firm wafer purchases.

     The Company entered into a series of agreements with UMC in September 1995 pursuant to which the Company has agreed to join UMC and several other companies to form a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China. Under the terms of the agreements, the Company has invested approximately $49.7 million, paid in three installments over two years, for approximately a 10% equity interest in UICC and the right to receive a percentage of the facility's wafer production at market prices. The first payment, in the amount of approximately $13.7 million, was paid in January 1996, the second payment, in the amount of approximately $25.8 million, was paid during January 1997, and the final payment of approximately $10.2 million was made in December 1997.

     In October 1997, the above joint venture foundry was substantially destroyed by fire. UMC, the majority owner of UICC, has informed the Company that this loss is fully insured and that it intends to rebuild the foundry. Further, alternative foundry capacity arrangements are being made available to the Company during the rebuilding period. Based on these assurances from UMC, management believes the Company will not be materially adversely effected by this event.

    In March 1997, the Company entered into a second advance payment production agreement with Seiko Epson and its affiliated U.S. distributor, S MOS, under which it agreed to advance approximately $90 million, payable over two years, to Seiko Epson to finance construction of an eight-inch sub-micron wafer manufacturing facility. Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period. The agreement calls for wafers to be supplied by Seiko Epson through S MOS pursuant to purchase agreements with S MOS. The Company also has an option under this agreement to advance Seiko Epson an additional $60 million for additional wafer supply under similar terms. The first payment pursuant to this agreement, approximately $17.0 million, was made during March 1997, and the second payment, also approximating $17.0 million, was made in September 1997. As a result of the future payments to Seiko Epson, the Company's cash and short-term investments will be reduced by approximately $56 million over the time period of the remaining payments.

     The Company currently anticipates capital expenditures of approximately $18 to $22 million for the fiscal year ending March 28, 1998. A significant portion is planned for improvements and expansions to the Company's facilities and manufacturing capacity.

     The Company believes its existing sources of liquidity and expected cash to be generated from operations will provide adequate cash to fund the Company's anticipated cash needs for the next twelve months, including the anticipated required payments to Seiko Epson.

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

                             PART II.   OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               11.1      Computation of Net Income Per Share

               27        Financial Data Schedule for Nine Months Ended
                         December 27, 1997

          (b) No reports on Form 8-K were filed during the nine months ended December 27, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LATTICE SEMICONDUCTOR CORPORATION




Date:  February 9, 1998          /s/ Stephen A. Skaggs
     --------------------     ------------------------------------

                              By:  Stephen A. Skaggs, Senior Vice
                                   President, Chief Financial Officer and
                                   Secretary