Form 10-K405
period 1998-03-28
LATTICE SEMICONDUCTOR CORP
filed 1998-06-25
CIK 855658

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C 20549

                                     FORM 10-K

          COMMISSION FILE NUMBER: 0-18032

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 28, 1998 or
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from         to

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

                                   Yes  X    No
                                       ---     ---

     As of June 18, 1998, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was approximately $349 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of June 18, 1998, 23,557,979 shares of the Registrant's common stock were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the fiscal year ended March 28, 1998 are incorporated by reference in Part II hereof.

     2. Portions of the definitive proxy statement of the Registrant to be filed pursuant to Regulation 14A for the 1998 Annual Meeting of Stockholders to be held on August 10, 1998 are incorporated by reference in Part III hereof.

                          LATTICE SEMICONDUCTOR CORPORATION
                                      FORM 10-K
                                    ANNUAL REPORT
                                  TABLE OF CONTENTS

Item of Form 10-K                                                     Page
-----------------                                                     ----
PART I

Item 1    -    Business. . . . . . . . . . . . . . . . . . . . . . .    2
Item 2    -    Properties. . . . . . . . . . . . . . . . . . . . . . . 15
Item 3    -    Legal Proceedings . . . . . . . . . . . . . . . . . . . 16
Item 4    -    Submission of Matters to a Vote of Security Holders . . 16
Item 4(a) -    Executive Officers of the Registrant. . . . . . . . . . 17


PART II

Item 5    -    Market for the Registrant's Common Stock and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . 19
Item 6    -    Selected Financial Data . . . . . . . . . . . . . . . . 19
Item 7    -    Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . 20
Item 8    -    Financial Statements and Supplementary Data . . . . ... 20
Item 9    -    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . 20

PART III

Item 10   -    Directors and Executive Officers of the Registrant. . . 21
Item 11   -    Executive Compensation. . . . . . . . . . . . . . . . . 21
Item 12   -    Security Ownership of Certain Beneficial Owners
               and Management. . . . . . . . . . . . . . . . . . . . . 21
Item 13   -    Certain Relationships and Related Transactions. . . . . 21


PART IV

Item 14   -    Exhibits, Financial Statement Schedules and Reports
               on Form 8-K . . . . . . . . . . . . . . . . . . . . . . 22

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

Financial Statement Schedules. . . . . . . . . . . . . . . . . . . . .S-1

ITEM 1. BUSINESS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Factors Affecting Future Results" and elsewhere in this Report.

GENERAL

Lattice Semiconductor Corporation (the "Company") designs, develops and markets high performance programmable logic devices ("PLDs") and related development system software. The Company is the inventor and world's leading supplier of in-system programmable ("ISP-TM-") PLDs. PLDs are standard semiconductor components that can be configured by the end customer as specific logic functions, enabling shorter design cycle times and reduced development costs. Lattice products are sold worldwide through an extensive network of independent sales representatives and distributors, primarily to original equipment manufacturers ("OEMs") of communications, computing, industrial controls and military systems. Lattice was founded in 1983 and is based in Hillsboro, Oregon.

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

Logic circuits are found in a wide range of today's electronic systems including communications equipment, computers, peripherals, instrumentation, industrial controls and military systems. According to Integrated Circuit Engineering Corporation, a semiconductor market research firm, logic accounted for approximately 35 % of the estimated $108 billion worldwide digital integrated circuit market in 1997. The logic market encompasses, among other segments, standard logic, custom-designed application specific integrated circuits ("ASICs", which include conventional gate-arrays, standard cells and full custom logic circuits), and PLDs.

Manufacturers of electronic systems are increasingly challenged to bring differentiated products to market quickly. These competitive pressures often preclude the use of custom-designed ASICs, which generally entail significant design risks and time delay. Standard logic products, an alternative to custom-designed ASICs, limit a manufacturer's flexibility to adequately customize an end system. Programmable logic addresses this inherent dilemma. PLDs are standard products, purchased by systems manufacturers in a "blank" state, that can be custom configured into a virtually unlimited number of specific logic functions by programming the device with electrical signals. PLDs give system designers the ability to quickly create their own custom logic functions to provide product differentiation without sacrificing rapid time to market. Certain PLD products, including the Company's, are reprogrammable, meaning that the logic configuration can be modified, if needed, after the initial programming. In-system programmable PLDs, first pioneered by the Company, extend the flexibility of standard reprogrammable PLDs by allowing the system designer to configure and reconfigure the logic functions of the PLD with standard 5-volt or 3.3-volt power supplies without removing the PLD from the system board.

Several common PLD market segments currently exist. These include low-density PLDs (less than 1,000 logic gates) and high-density PLDs (greater than 1,000 logic gates). High-density PLD devices include devices based on both complex PLD ("CPLD") architectures and field programmable gate array ("FPGA") architectures.

Products in each high-density PLD architecture are generally optimal for different types of logic functions, although many logic functions can be implemented using either type of architecture. CPLDs are characterized by a regular building block structure of wide-input logic cells, termed macrocells, and use of a centralized logic interconnect scheme. CPLDs are optimal for control logic applications, such as state machines, bus arbitration, encoders, decoders and sequencers. FPGAs are characterized by a narrow-input logic cell and use a distributed interconnect scheme. FPGAs are optimal for register intensive and data path logic applications such as interface logic and arithmetic functions. The Company believes that a substantial portion of high-density PLD customers utilize both CPLD and FPGA architectures within a single system design, partitioning logic functions across multiple devices to optimize overall system performance and cost.

TECHNOLOGY

The Company believes that electrically erasable CMOS (Lattice's "E2CMOS-Registered Trademark-") is the preferred process technology for PLD products due to its inherent performance, reprogrammability and testability benefits. E2CMOS technology, through its fundamental ability to be programmed and erased electronically, serves as the foundation for the Company's ISP products.

IN-SYSTEM PROGRAMMABLE (ISP) PRODUCTS AND TECHNOLOGY

The Company has pioneered the development of ISP products, based on a proprietary technology, which affords it a competitive advantage in the PLD market. In contrast to standard PLDs, ISP devices can be configured and reconfigured by the system designer without being removed from the printed circuit board. Standard E2CMOS programmable logic devices require 12-volt electrical signals for programming and therefore must be removed from the printed circuit board and programmed using stand alone, specialized hardware, while ISP devices can be programmed with standard 5-volt or 3.3-volt electrical signals. ISP devices offer enhanced flexibility versus standard PLDs, providing a number of important benefits to a system manufacturer across the full spectrum of an electronic system product cycle. ISP devices can allow customers to reduce design cycle times, accelerate time to market, reduce prototyping costs, reduce manufacturing costs and lower inventory requirements. ISP devices can also provide customers the opportunity to perform simplified and cost-effective field reconfiguration through a data file transferred by computer disk or serial data signal.

 E2CMOS PROCESS TECHNOLOGY

The Company's current silicon product offerings, including its ISP products, are based on the Company's proprietary E2CMOS manufacturing process technology, termed UltraMOS-Registered Trademark-. The Company's current production processes, UltraMOS IV, UltraMOS V and UltraMOS VI are sub-micron CMOS technologies.

In comparison to bipolar technology, at one time the dominant technology for PLDs, E2CMOS technology consumes less power and generates less heat while operating at comparable speed. Additionally, in contrast to one-time-programmable bipolar PLDs, E2CMOS PLDs are fully erasable and reprogrammable, providing greater end customer design flexibility and allowing the PLD manufacturer to fully test all programmable elements in a device prior to shipment. An alternative CMOS technology, Erasable Programmable Read Only Memory ("EPROM"), provides the same low power consumption benefits as E2CMOS, but requires ultraviolet light exposure for erasure, necessitating expensive quartz windowed packages and limiting testability. Antifuse and Static Random Access Memory ("SRAM") technologies, used primarily in the manufacture of high-density FPGAs, offer certain advantages for very dense logic devices, but also have significant drawbacks when compared with E2CMOS. Antifuse technology is non-erasable, non-reprogrammable and subject to lengthy initial programming times that can hinder usage in volume production applications. SRAM technology is volatile (erases when electrical power is removed), and as such programmable SRAM FPGAs require additional non-volatile memory, typically on a separate device, to store programming code. This adds cost and printed circuit board area to a design, and results in the devices not being completely functional at initial system power-up.

PRODUCTS

ISP PRODUCTS

SILICON. The Company first entered the ISP market in fiscal 1993 and currently offers six distinct families of ISP products, each consisting of multiple devices. The Company is currently shipping over 200 speed, package and temperature range combinations of its ISP products.

ISPLSI-Registered Trademark- 1000/E: The Company's original ISP family utilizes an innovative, proprietary CPLD architecture incorporating familiar GAL-Registered Trademark- ("Generic Array Logic") based logic building blocks. This family provides performance of up to 125 MHz (7.5 nanosecond propagation delay), densities of 2,000 to 8,000 gates and is available in 44- to 128-pin standard surface mount packages.

ISPLSI 2000/V: The ispLSI 2000 family utilizes a CPLD architecture designed for input/output ("I/O") intensive applications and offers industry leading performance. This family provides performance of up to 180 MHz (5.0 nanosecond propagation delay), densities of 1,000 to 6,000 gates and is available in 44- to 176-pin standard surface mount packages. The ispLSI 2000V family, an extension of the ispLSI 2000 family, operates using the emerging 3.3-volt power supply standard. Offered with a range of density, performance and package specifications, the ispLSI 2000V family is targeted towards low-voltage system applications in the computing and communication markets.

ISPLSI 3000/E:   The ispLSI 3000 family incorporates an enhanced CPLD
architecture to target higher density applications while retaining high performance. This family provides densities of 7,000 to 22,000 gates, performance of up to 125 MHz (7.5 nanosecond propagation delay), and is available in 160- to 432-pin surface mount packages.

ISPLSI 6000:        The ispLSI 6000 family extends the Company's high-density
CPLD density range to 25,000 gates. This family utilizes an innovative cell-based architecture that combines a general purpose high-density CPLD with memory and other function specific circuit blocks. Offered with performance of up to 77 MHz (15.0 nanosecond propagation delay), the ispLSI 6000 family allows integration of complete logic subsystems in the communications, computing and multimedia markets.

ISPGAL-Registered Trademark-:   The ispGAL, a proprietary product family,
combines in-system programmability with the industry standard 22V10 low-density architecture. Offered with performance of up to 200 MHz, (5.0 nanosecond propagation delay), the ispGAL family is available in both 5-volt and 3.3-volt operating supply versions.

ISPGDX-TM-:   The ispGDX family, introduced in fiscal 1998, extends in-system programmability to the circuit board level using an innovative, new digital cross-point switch architecture. Offered with propagation delays as low as
5.0 nanoseconds, up to 160 I/O and complete pin-to-pin signal routing, the ispGDX is targeted towards digital signal interconnect and interface applications.

The Company plans to continue to introduce new families of ISP products, as well as improve the performance of existing product families based on market needs.

SOFTWARE DEVELOPMENT TOOLS. All of the Company's ISP products are supported by the Company's ispDS-Registered Trademark- software development tools and ispDS+-TM- software development tools (referred to as "fitters"). Designed to be a low cost, fully integrated development tool, ispDS runs under the Microsoft Windows operating system on a personal computer. ispDS software allows a customer to enter and verify a logic design, perform logic minimization, assign I/O pins and critical speed paths, simulate timing, execute automatic place and route tasks and download a program to an ISP device. Designed to provide a seamless integration of the Company's development tools with standard design environments, ispDS+ software leverages customers' existing investments in third-party CAE tools. Optimized for HDL synthesis, ispDS+ software supports all popular third party CAE development tool environments running on IBM compatible personal computers as well as workstations from Sun Microsystems and Hewlett-Packard. The Company offers ispDS+ products supporting common third party CAE design tool environments, including ABEL, Cadence, Data I/O, Exemplar, Logical Devices, Mentor Graphics, OrCAD, Synario, Synopsys, Synplicity and ViewLogic. ispDS+ software allows a customer to compile a design developed in a third party environment, assign I/O pins and critical speed paths, simulate and analyze timing, execute automatic place and route tasks and download a program to an ISP device. In fiscal 1998, the Company released new versions of its existing ispDS and ispDS+ software development tools to enhance performance, functionality and ease of use.

The Company also provides several software algorithms that support in-system programming of the Company's ISP devices. These software products include ispCODE-TM-, Turbo ispDOWNLOAD-TM-, ispREMOTE-TM- and ispATE-TM-. ispATE enables ISP product programming to be integrated into automatic test equipment ("ATE") on the manufacturing floor.

During fiscal 1998, the number of installed seats of the Company's software development tools, as measured by the Company, grew from over 17,000 to approximately 25,000. The Company plans to continue to enhance and expand its development tool offerings.

NON-ISP PRODUCTS

The Company offers the industry's broadest line of low-density CMOS PLDs based on its 16 families of GAL products offered in over 180 speed, power, package and temperature range combinations. GAL devices range in complexity from approximately 200 to 1,000 logic gates and are typically assembled in 20-, 24-and 28-pin standard dual in-line packages and in 20- and 28-pin standard plastic leaded chip carrier packages. The Company offers the industry standard GAL16V8, GAL20V8, GAL22V10, GAL20RA10 and GAL20XV10 architectures in a variety of speed grades, with propagation delays as low as 3.5 nanoseconds, the highest performance in the industry. The Company also offers several proprietary extension architectures, the GAL26CV12, GAL18V10, GAL16VP8, GAL20VP8, GAL6001/2, GAL16V8Z and GAL20V8Z, each of which is optimized for specific applications. The Company also offers a full range of 3.3-volt industry standard architectures, the GAL16LV8, GAL20LV8, GAL22LV10 and GAL26CLV12 in a variety of speed grades, with propagation delays as low as 3.5 nanoseconds, the highest performance in the industry.

The Company's non-ISP products are supported by industry standard software and hardware development tools marketed by independent manufacturers specifically for PLD applications.

PRODUCT DEVELOPMENT

The Company places great emphasis on product development and believes that continued investment in the development of new products that exploit market trends is required to maintain its competitive position. The Company's product development activities emphasize new proprietary ISP products, performance enhancement and cost reduction of existing products, improvements of its E2CMOS processes technologies and extension and enhancement of its software development tools. Product development activities occur in the Company's Hillsboro, Oregon headquarters, its Milpitas, California product development center, and its Shanghai, China design center.

Research and development expenses were $26.8 million, $27.8 million and $32.0 million in fiscal years 1996, 1997 and 1998, respectively. The Company expects to continue to make significant investments in research and development in the future.

OPERATIONS

The Company does not manufacture its silicon wafers. The Company has historically maintained strategic relationships with large semiconductor manufacturers in order to source its finished silicon wafers, allowing the Company to focus its internal resources on product, process and market development. In addition, assembly is performed for the Company by outside suppliers. The Company performs certain test operations and reliability and quality assurance processes internally, as the Company believes it can add significant customer value in these areas. The Company has achieved ISO 9001 quality certification, an indication of the Company's high internal operational standards.

WAFER FABRICATION

The majority of the Company's silicon wafer requirements are currently supplied by Seiko Epson Corporation ("Seiko Epson") in Japan pursuant to an agreement with S MOS Systems, Inc. ("S MOS"), an affiliated U.S. distributor of Seiko Epson. See "Licenses and Agreements - Seiko Epson/S MOS." The Company negotiates wafer volumes, prices and terms with Seiko Epson and S MOS on a periodic basis. In addition, the Company receives silicon wafers from United Microelectronics Corporation ("UMC") in Taiwan pursuant to a series of agreements entered into in 1995. Wafer prices and other purchase terms related to this commitment are subject to periodic adjustment. See " Licenses and Agreements - UMC." A significant interruption in supply from Seiko Epson through S MOS or from UMC would have a material adverse effect on the Company's business. See "Factors Affecting Future Results."

ASSEMBLY

After wafer fabrication and initial testing, the Company ships wafers to independent subcontractors for assembly. During assembly, wafers are separated into individual die and encapsulated in plastic or ceramic packages. Presently, the Company has qualified long-term assembly partners in Hong Kong, Malaysia, the Philippines, South Korea, Taiwan and the United States.

TESTING

The Company electrically tests the die on each wafer prior to shipment for assembly. Following assembly, prior to customer shipment, each product undergoes final testing using test equipment, techniques and quality assurance procedures. Final testing on certain products is performed at independent contractors in Malaysia, the Philippines, South Korea and the United States.

MARKETING, SALES AND CUSTOMERS

The Company sells its products directly to end customers through a network of independent sales representatives and indirectly through a network of distributors. The Company utilizes a direct sales management and field applications engineering organization in combination with manufacturers' representatives and distributors to reach a broad base of potential end customers. The Company's end customers are primarily original equipment manufacturers in the fields of communications, computing, industrial controls and military systems. The Company believes its distribution channel is a cost-effective means of reaching end customers.

At March 28, 1998, the Company had 20 sales representatives and five distributors in the United States and Canada. In North America, Arrow Electronics, Inc., Hamilton Hallmark, Insight Electronics, Inc. and Marshall Industries provide nationwide distribution, while Future Electronics provides regional distribution coverage in Canada. The Company has established sales channels in over 30 foreign countries through a network of over 30 sales representatives and distributors. Approximately one-half of the Company's North American sales and most of its foreign sales are made through distributors.

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

The Company provides technical and marketing assistance to its end customers and sales force with engineering staff based in the Company's headquarters, design centers and selected field sales offices. The Company maintains 22 domestic and international sales offices where the Company's field sales managers and applications engineers are based. These offices are located in the metropolitan areas of Atlanta, Austin, Boston, Chicago, Dallas, Los Angeles, Minneapolis, Orlando, Portland, Raleigh, San Diego, San Jose, Hong Kong, London, Milan, Munich, Paris, Seoul, Shanghai, Stockholm, Taipei and Tokyo.

International revenues, including those from Canada, accounted for 48%, 49% and 51% of the Company's revenues in fiscal 1996, 1997 and 1998, respectively. Revenues from Europe were $37.9 million, $39.9 million and $61.2 million, and from Asia were $52.4 million, $52.6 million and $ 55.9 million, in fiscal 1996, 1997 and 1998, respectively. Both international and domestic revenues are generally invoiced in U.S. dollars, with the exception of sales in Japan, which are invoiced in yen.

The Company's products are sold to a large and diverse group of customers. No individual OEM customer accounted for more than 6% of revenue in either fiscal 1996, 1997 or 1998. One distributor accounted for approximately 11% of revenue in fiscal 1996. No distributor accounted for more than 10% of revenue in either fiscal 1997 or fiscal 1998.

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

The principal competitive factors in the PLD market include silicon product features, price, customer support, and sales, marketing and distribution strength. The availability of competitive software development tools is also critical. In addition to product features such as speed, power consumption, reprogrammability, design flexibility and reliability, competition in the PLD market occurs on the basis of price and market acceptance of specific products and technology. The Company believes that it competes favorably with respect to each of these factors. The Company intends to continue to address these competitive factors by working to continually introduce product enhancements and new products, by seeking to establish its products as industry standards in their respective markets, and by working to reduce the manufacturing cost of its products over their respective life cycles.

In the ISP PLD market, the Company primarily competes directly with Altera, Advanced Micro Devices ("AMD") and Xilinx, all of which offer competing products. The Company also competes indirectly with other PLD suppliers as well as other semiconductor companies providing non-PLD based logic solutions. As the Company and these other companies seek to expand their markets, competition may increase.

In the non-ISP, low-density, PLD market, the Company competes primarily with AMD, a licensee of the Company's GAL patents, which offers a full line of E2CMOS GAL-compatible PLDs. Atmel and Cypress Semiconductor offer products based on similar and competing CMOS technologies and architectures; however, these companies do not offer full product lines.

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

PATENTS

The Company seeks to protect its products and wafer fabrication process technologies primarily through patents, trade secrecy measures, copyrights, mask work protection, trademark registrations, licensing restrictions, confidentiality agreements and other approaches designed to protect proprietary information. There can be no assurance that others may not independently develop competitive technology not covered by the Company's intellectual property rights or that measures taken by the Company to protect its technology will be effective.

The Company holds domestic, European and Japanese patents on its PLD products and has patent applications pending in the United States, Japan and Europe. There can be no assurance that pending patent applications or other applications that may be filed will result in issued patents, or that any issued patents will survive challenges to their validity. Although the Company believes that its patents have value, there can be no assurance that the Company's patents, or any additional patents that may be issued in the future, will provide meaningful protection from competition. The Company believes its success will depend primarily upon the technical expertise, experience, creativity and the sales and marketing abilities of its personnel.

Patent and other proprietary rights infringement claims are common in the semiconductor industry. There can be no assurance that, with respect to claims made against the Company, the Company could obtain a license on terms or under conditions that would not have a material adverse effect on the Company.

LICENSES AND AGREEMENTS

SEIKO EPSON/S MOS

S MOS, an affiliated U.S. distributor of Seiko Epson, has agreed to provide manufactured wafers to the Company in quantities based on six-month rolling forecasts provided by the Company. The Company has committed to buy certain minimum quantities of wafers per month. Wafers for the Company's products are manufactured in Japan at Seiko Epson's wafer fabrication facilities and are delivered to the Company by S MOS. Prices for the wafers obtained from S MOS are reviewed and adjusted periodically and may be adjusted to reflect prevailing currency exchange rates. See "Factors Affecting Future Results." Daniel S. Hauer, a member of the Company's Board of Directors, is Chairman of the Board of Directors of S MOS.

In July 1994, the Company entered into an advance production payment agreement with Seiko Epson and S MOS, under which it advanced to Seiko Epson $42 million during fiscal 1995 to be used by Seiko Epson to finance additional sub-micron semiconductor wafer manufacturing capacity. Under the terms of the agreement, the advance is to be repaid in the form of advanced technology sub-micron semiconductor wafers. In conjunction with the advance production payment agreement, the Company also paid $2 million during fiscal 1995 for the development of sub-micron process technology and the fabrication of engineering wafers. These agreements call for wafers to be supplied by Seiko Epson through S MOS pursuant to a purchase agreement concluded with S MOS. As of March 28, 1998, substantially all wafers pursuant to these agreements had been received by the Company.

In March 1997, the Company entered into a second advance production payment agreement with Seiko Epson and SMOS under which it agreed to advance approximately $86 million, payable over two years, to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility. The timing of the payments is related to certain milestones in the development of the facility. Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period. The agreement calls for wafers to be supplied by Seiko Epson through S MOS pursuant to purchase agreements concluded with S MOS. The Company also has an option under the agreement to advance Seiko Epson an additional $60 million for additional wafer supply under similar terms. The first payment under this agreement, approximately $17.0 million, was made during fiscal 1997. During fiscal 1998, the Company made two additional payments aggregating approximately $34.2 million.

UMC

The Company entered into a series of agreements with UMC in September 1995 pursuant to which the Company agreed to join UMC and several other companies to form a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China. Under the terms of the agreement, the Company invested approximately $49.7 million, paid in three installments, for an approximate 10% equity interest in UICC and the right to receive a percentage of the facility's wafer production at market prices.

In October 1997, the UICC foundry was substantially destroyed by fire. UMC, the majority owner of UICC, has informed the Company that this loss is insured and has begun the process of rebuilding the foundry. Further, alternative capacity arrangements have been made available to the Company by UMC. Based on these assurances from UMC, management believes the Company will not be materially adversely affected by this event.

AMD

In November 1987, as part of the settlement of a patent infringement suit against the Company, the Company and Monolithic Memories Inc. ("MMI", subsequently merged with AMD) entered into an agreement cross-licensing each other's patents covering programmable and reprogrammable logic devices based on patent applications having a first filing date prior to November 1989. The agreement was subsequently amended in May 1989 by the Company and AMD, the successor to the rights and obligations of MMI in the original agreement. The amendment covers those patents relating to PLD products which are based on patent applications originally filed by the Company, MMI and AMD prior to December 31, 1991. The license, with respect to certain patents asserted by AMD, ceases to cover the Company's current principal products if the Company is acquired by a semiconductor manufacturer with sales in excess of a stated amount or by certain types of companies headquartered in designated Asian countries. No license has been granted to either party for any copyright work, trademark or process technology and, therefore, AMD has not been licensed to use the GAL trademark on its products.

FACTORS AFFECTING FUTURE RESULTS

The Company believes that its future operating results will be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of both the semiconductor industry and the end markets addressed by the Company's products, general economic conditions in countries where the Company's products are sold, price erosion, timing of new product introductions, product obsolescence, scheduling, rescheduling and cancellation of large orders, competitive factors, ability to develop and implement new process technologies, fluctuations in manufacturing yields, ability to achieve volume production at Seiko Epson's and UICC's new eight-inch wafer fabs, substantial adverse currency exchange rate movements, availability of manufacturing capacity and wafer supply and potential litigation expenses. Due to these and other factors, the Company's past results are a less useful predictor of future results than is the case in more mature and stable industries. The Company has increased its level of operating expenses and investment in manufacturing capacity in anticipation of future growth in revenues, primarily from increased sales of its ISP products. To the extent that this revenue growth does not materialize, the Company's operating results would be adversely affected.

The market price of the Company's common stock could be subject to significant fluctuations in response to variations in quarterly operating results, shortfalls in revenues or earnings from levels expected by securities analysts, other factors such as announcements of technological innovations or new products by the Company or by the Company's competitors, government regulations, developments in patent or other proprietary rights, and developments in the Company's relationships with parties to collaborative agreements. In addition, the stock market can experience significant price fluctuations. These fluctuations often are unrelated to the operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as economic conditions generally and in the semiconductor industry specifically, could adversely affect the market price of the Company's common stock.

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

Because of the rapid rate of technological change in the semiconductor industry, the Company's success will ultimately depend in large part on its ability to introduce new products on a timely basis that meet a market need at a competitive price with acceptable margins as well as enhancing the performance of its existing products. The success of new products, including the Company's ISP product families, depends on a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance, quality and reliability in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. New and enhanced products are continually being introduced into the Company's markets by others, and these products can be expected to affect the competitive environment in the markets in which they are introduced. There is no assurance that the Company will be successful in enhancing its existing products or in selecting, developing, manufacturing, marketing and selling new products.

Future revenue growth will be largely dependent on market acceptance of the Company's new and proprietary products, including its ISP product families, and market acceptance of the Company's proprietary software development tools. There can be no assurance that the Company's product and process development efforts will be successful or that new products, including the Company's ISP products, will continue to achieve market acceptance. If the Company were unable to successfully define, develop and introduce competitive new products in a timely manner, its future operating results would be adversely affected.

The semiconductor industry is intensely competitive and is characterized by rapid technological change, sudden price fluctuations, general price erosion, rapid rates of product obsolescence, periodic shortages of materials and manufacturing capacity and variations in manufacturing costs and yields. The Company's competitive position is impacted by all of these factors and by industry competition for effective sales and distribution channels. The Company's existing and potential competitors range from established major domestic and international semiconductor companies to emerging companies. Many of the Company's competitors have substantially greater financial, technological, manufacturing, marketing and sales resources than the Company. The Company faces direct competition from companies that have developed or licensed similar technology and from licensees of the Company's products and technology. The Company also faces indirect competition from a wide variety of semiconductor companies offering products and solutions based on alternative technologies. Although to date the Company has not experienced significant competition from companies located outside the United States, such companies may become a more significant competitive factor in the future. As the Company and its current competitors seek to expand their markets, competition may increase, which could have an adverse effect on the Company's operating results. Competitors' development of new technologies that have price/performance characteristics superior to the Company's technologies could adversely effect the Company's results of operations. There can be no assurance that the Company will be able to develop and market new products successfully or that the products introduced by others will not render the Company's products or technologies non-competitive or obsolete. The Company expects that its markets will become more competitive in the future.

The future success of the Company is dependent, in part, on its ability to attract and retain highly qualified technical and management personnel, particularly highly skilled engineers involved in development of new products, both silicon and software, and process technology. Competition for such personnel is intense. There can be no assurance that the Company will be able to retain its existing key technical and management personnel or attract additional qualified employees in the future. The loss of key technical or management personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business.

The Company does not manufacture finished silicon wafers; however, its products require wafers manufactured with state-of-the-art fabrication equipment and techniques. Accordingly, the Company's strategy has been to maintain relationships with large semiconductor manufacturers for the production of its wafers. Currently all of its silicon wafers are manufactured by either Seiko Epson in Japan or UMC in Taiwan. A significant interruption in supply from Seiko Epson, through S MOS, Seiko Epson's affiliated U.S. distributor, or from UMC would have a material adverse effect on the Company's business.

The Company's finished silicon wafers are assembled and packaged by independent subcontractors located in Hong Kong, Malaysia, the Philippines, South Korea, Taiwan, and the United States. Although the Company has not yet experienced significant problems or interruptions in supply from its assembly contractors, any prolonged work stoppages or other failure of these contractors to supply finished products could have a material adverse effect on the Company's operating results.

International revenues accounted for 48%, 49% and 51% of the Company's revenues for fiscal 1996, 1997 and 1998, respectively. The Company believes that international revenues will continue to represent a significant percentage of revenues. International revenues and operations may be adversely affected by regional economic conditions, the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations.

The Company currently depends on foreign manufacturers -- Seiko Epson, a Japanese company, and UMC, a Taiwanese company -- for the manufacture of all of its finished silicon wafers, and anticipates depending on UICC, a Taiwanese company, for the manufacture of a portion of its finished silicon wafers. In addition, after wafer manufacturing is completed and each wafer is tested, products are assembled by subcontractors in Hong Kong, Malaysia, the Philippines, South Korea and Taiwan. Although the Company has yet not experienced significant problems or interruption in supply from its subcontractors, the social, economic and political situations in these countries can be volatile, and any prolonged work stoppages or other disruptions in the Company's ability to manufacture and assemble its products would have a material adverse effect on the Company's results of operations. Furthermore, economic risks, such as recession, exchange rate volatility, changes in tax laws, tariffs, or freight rates, or interruptions in air transportation, could have a material adverse effect on the Company's results of operations.

The Company depends upon wafer suppliers to produce wafers with acceptable yields and to deliver them to the Company in a timely manner. Substantially all of the Company's revenues are derived from products based on E2CMOS process technology. Successful implementation of the Company's proprietary E2CMOS process technology, UltraMOS, requires a high degree of coordination between the Company and its wafer supplier. Therefore, significant lead time is required to reach volume production at a new wafer supply location such as Seiko Epson's or UICC's new eight-inch wafer fabs. Accordingly, there can be no assurance that volume production at Seiko Epson's or UICC's new eight-inch wafer fabs will be achieved in the near term or at all. The manufacture of high performance E2CMOS semiconductor wafers is a complex process that requires a high degree of technical skill, state-of-the-art equipment and effective cooperation between the wafer supplier and the circuit designer to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. As is common in the semiconductor industry, the Company has from time to time experienced in the past, and expects that it will experience in the future, production yield problems and delivery delays. Any prolonged inability to obtain adequate yields or deliveries could adversely affect the Company's operating results.

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

Worldwide manufacturing capacity for silicon wafers is limited and inelastic. Therefore, significant increases in demand or interruptions in supply could adversely affect the Company. Through fiscal 1998, the Company has been successful in obtaining adequate wafer capacity commitments; however, it has in the past experienced delays in obtaining wafers. Although current commitments are anticipated to be adequate through fiscal 1999, there can be no assurance that existing capacity commitments will be sufficient to permit the Company to satisfy all of its customers' demand in future periods. The Company negotiates wafer prices and certain wafer supply commitments with Seiko Epson, S MOS and UMC on an annual basis, and, in some cases, as frequently as semiannually. Moreover, wafer prices and commitments are subject to continuing review and revision by the parties. There can be no assurance that Seiko Epson, S MOS or UMC will not reduce their allocations of wafers or increase prices to the Company in future periods or that any such reduction in supply could be offset pursuant to arrangements with alternate sources of supply. If any substantial reduction of supply or substantial price increase were to occur, the Company's operating results could be materially adversely affected.

In an effort to secure additional wafer supply, the Company may from time to time consider various arrangements, including joint ventures, equity investments, advanced purchase payments, loans, or similar arrangements with independent wafer manufacturers in exchange for committed production capacity. Such arrangements have become common within the industry as independent wafer manufacturers increasingly seek to require their customers to share a portion of the cost of capital intensive wafer fabrication facilities. In 1994, the Company entered into an advanced production payment agreement with Seiko Epson pursuant to which it advanced a total of $42 million to Seiko Epson. In September 1995, the Company entered into an agreement with UMC under which it invested a total of $49.7 million for an approximate 10% equity interest in a separate Taiwanese company, UICC. In March 1997, the Company entered into a second advanced production payment agreement with Seiko Epson pursuant to which it plans to advance up to $150 million to Seiko Epson. To the extent the Company pursues any other such transactions with Seiko Epson, UMC or any other wafer manufacturers, such transactions could entail even greater levels of investment requiring the Company to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional funding could be obtained when needed or, if available, on terms acceptable to the Company.

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

The semiconductor industry is generally characterized by vigorous protection and pursuit of intellectual property rights and positions, which have on occasion resulted in protracted litigation that utilizes cash and management resources, which can have a significant adverse effect on operating results. There can be no assurance that intellectual property claims will not be made against the Company in the future or that in the event of such a claim, the Company will be able to obtain a license on terms or under conditions that would not have a material adverse impact on the Company.

The Company is currently working to address the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's internal computer systems, including its electronic interfaces to distributor, customer and supplier systems. At present, the Company has completed an initial assessment of its potential exposure. Based on this assessment, the Company does not anticipate that resolution of potential internal Year 2000 issues will have a material adverse impact on the Company's operating results. However, there can be no assurance that the Company's computer systems or the systems of the Company's major distributors, suppliers, customers or financial service providers will completely address all internal Year 2000 issues in a timely manner. In the event that Year 2000 issues create significant disruption in the operations of the Company or any of the Company's major distributors, suppliers, customers or financial service providers, the Company's operating results could be materially adversely affected.

EMPLOYEES

As of March 28, 1998, the Company had 569 full-time employees. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain highly skilled technical, marketing and management personnel.

None of the Company's employees is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and considers its employee relations good.


ITEM 2.  PROPERTIES

The Company's corporate offices, testing and principal research and design facilities are located in two adjacent buildings owned by the Company in Hillsboro, Oregon comprising a total of 90,000 square feet. The Company's executive, administrative, marketing and production activities are also located at these facilities. The Company leases a 41,000 square foot research and design facility in Milpitas, California. This lease expires in February, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT.

     As of June 25, 1998, the executive officers of the Company are as set forth below.

       Name              Age                      Position
--------------------     ---       --------------------------------------------
Cyrus Y. Tsui            52        President, Chief Executive Officer and
                                   Chairman of the Board

Steven A. Laub           39        Senior Vice President and Chief Operating
                                   Officer

Stephen A. Skaggs        35        Senior Vice President, Chief Financial
                                   Officer and Secretary

Stephen M. Donovan       47        Corporate Vice President, Sales

Jonathan K. Yu           57        Corporate Vice President, Business
                                   Development

Martin R. Baker          42        Vice President and General Counsel

Randy D. Baker           39        Vice President, Manufacturing

Albert L. Chan           48        Vice President and General Manager, Lattice
                                   Silicon Valley

Thomas J. Kingzett       51        Vice President, Reliability and Quality
                                   Assurance

Stanley J. Kopec         47        Vice President, Corporate Marketing

Rodney F. Sloss          54        Vice President, Finance

Kenneth K. Yu            50        Vice President and Managing Director, Lattice
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

Stephen M. Donovan joined the Company in October 1989 and has served as Director of Marketing and Director of International Sales. He was elected Vice President, International Sales in August 1993. He was elected Corporate Vice President, Sales, in May 1998. Mr. Donovan has worked in the programmable logic industry since 1982.

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

Albert L. Chan joined the Company in May 1989 as California Design Center Manager and was promoted in 1991 to Director, California Product Development Center. He was elected Vice President, California Product Development in August 1993. He was elected Vice President and General Manager, Lattice Silicon Valley, in August 1997. Mr. Chan has worked in the programmable logic industry since 1983.

Thomas J. Kingzett joined the Company in July 1992 as Director, Reliability and Quality Assurance. He was elected Vice President, Reliability and Quality Assurance in May 1998. Mr. Kingzett has worked in the semiconductor industry for over 25 years.

Stanley J. Kopec joined the Company in August 1992 as Director, Marketing. He was elected Vice President, Corporate Marketing in May 1998. Mr. Kopec has worked in the programmable logic industry since 1985.

Rodney F. Sloss joined the Company in May 1994 as Vice President, Finance. From 1992 to 1994, Mr. Sloss served as Chief Financial Officer of The Alexander Haagen Company, a real estate developer.

Kenneth K. Yu joined the Company in January 1991 as Director of Process Technology. He has served as Managing Director, Lattice Asia since November 1992 and was elected Vice President, Lattice Asia in August 1993. Mr. Yu has held technical and managerial positions in the semiconductor industry for over 20 years.

                                 PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the over-the-counter market and prices are quoted on the Nasdaq National Market under the symbol "LSCC". The following table sets forth the high and low sale prices for the common stock for the last two fiscal years and for the period since March 28, 1998. On June 18, 1998, the last reported sale price of the common stock was $27 5/8. As of June 18, 1998, the Company had approximately 343 stockholders of record.

                                                 High           Low
                                                 ----           ---
Fiscal 1997:
     First Quarter . . . . . . . . . . . . .    $36 1/4        $21 5/8
     Second Quarter. . . . . . . . . . . . .     31 1/2         19 3/4
     Third Quarter . . . . . . . . . . . .       47             27 1/2
     Fourth Quarter. . . . . . . . . . . . .     54 7/8         39 3/4

Fiscal 1998:
     First Quarter . . . . . . . . . . . . .    $62 5/8        $41 1/2
     Second Quarter. . . . . . . . . . . . .     74 1/2         54 7/8
     Third Quarter . . . . . . . . . . . . .     67 1/2         45
     Fourth Quarter. . . . . . . . . . . . .         57         39 3/4

Fiscal 1999:
     First Quarter (through June 18, 1998) .    $54 5/8        $25 5/8

The payment of dividends on the common stock is within the discretion of the Company's Board of Directors. The Company intends to retain earnings to finance the growth of its business. The Company has not paid cash dividends on its common stock and the Board of Directors does not expect to declare cash dividends on the common stock in the near future.


ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this Item is set forth in the Company's 1998 Annual Report to Stockholders at page 11 under the caption "Selected Financial Data", which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this Item is set forth in the Company's 1998 Annual Report to Stockholders at pages 8 through 10 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


FINANCIAL STATEMENTS

     The information required by this Item is set forth in the Company's 1998 Annual Report to Stockholders, at pages 12 through 23, which information is incorporated herein by reference.

                                                                          PAGE
                                                                          ----
FINANCIAL STATEMENT SCHEDULES

     Report of Independent Accountants on Financial Statement Schedule . . S-1

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

                                 PART III


Certain information required by Part III is omitted from this Report in that the Company will file its definitive proxy statement for the Annual Meeting of Stockholders to be held on August 10, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference. With the exception of the information expressly incorporated by reference from the Proxy Statement, the Company's Proxy Statement is not to be deemed filed as a part of this report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item with respect to directors of the Company is included under "Proposal 1: Election of Directors" in the Company's Proxy Statement, which information is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item with respect to executive compensation is included under "Proposal 1: Election of Directors-Directors," "Executive Compensation" and "Comparison of Total Cumulative Stockholder Return" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is included in the Company's Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is included under "Proposal 1: Election of Directors - Transactions with Management" in the Company's Proxy Statement, which information is incorporated herein by reference.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) and (2)   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                      The information required by this Item is included under
                      Item 8 of this Report.

             (a)(3)   EXHIBITS.

                3.1 The Company's Certificate of Incorporation, as amended (including (i) the Company's Certificate Eliminating Matters set forth in Certificates of Designation with respect to Series A, Series B, Series D and Series E, dated February 15, 1990 (ii) the Company's Restated Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990; (iii) the Company's Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock incorporated by reference to Exhibit 1 filed with the Company's Registration Statement on Form 8-A on September 13, 1991; and (iv) the Certificate of Amendment, dated September 8, 1993, of the Company's Certificate of Incorporation, filed as an exhibit hereto).

                3.2 The Company's Bylaws, as amended (including (i) the Company's Amended Bylaws, incorporated by reference to
                      Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1991; (ii) Amendment to the Company's Bylaws authorized by the Board of Directors on May 24, 1991, filed as an exhibit hereto;
                      (iii) Amendment to the Company's Bylaws authorized by the Board of Directors on May 16, 1995, filed as an exhibit hereto; and (iv) Amendment to the Company's Bylaws authorized by the Board of Directors on February 4, 1997, filed as an exhibit hereto).

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

               10.17 Advance Production Payment Agreement dated July 5, 1994 among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1995). (1)

               10.18 Engineering Payment Agreement dated July 5, 1994 among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.18 filed with the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1995).

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

               10.23 Advance Production Payment Agreement dated March 17, 1997 among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.23 filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1997)(1).

               10.24 * Lattice Semiconductor Corporation 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 filed on Form S-8 dated November 7, 1996).

               10.25  Form of North American Sales Representative Agreement

                11.1  Computation of Net Income Per Share (2)

                13.1  1998 Annual Report to Stockholders.

                21.1  Subsidiaries of the Registrant.

                23.1  Consent of Independent Accountants.

                24.1  Power of Attorney (see pages 26-27).

                27.1  Financial Data Schedule for Year Ended March 28, 1998.

                27.2 Financial Data Schedules for the Years Ended March 29, 1997 and March 30, 1996, respectively, restated for the effect of the adoption of Statement of Financial Accounting Standard No. 128, ("SFAS 128"), "Earnings Per Share".

                27.3 Financial Data Schedules for the Quarters Ended December 28, 1996, September 28, 1996 and June 29, 1996,
                      restated for the effect of the adoption of SFAS 128.

                27.4 Financial Data Schedules for the Quarters Ended December 27, 1997, September 27, 1997 and June 28, 1997, restated for the effect of the adoption of SFAS 128.
-------------

(1) Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

(2) Incorporated by reference to Note 1 to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the fiscal year ended March 28, 1998.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to
          Item 14(c) thereof.


     (b)  No reports on Form 8-K were filed during the last quarter of fiscal
          1998.

     (c)  See (a)(3) above.

     (d)  See (a)(1) and (2) above.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hillsboro, State of Oregon, on the 25th of June, 1998.

                                   LATTICE SEMICONDUCTOR CORPORATION

                                   By: /s/Stephen A. Skaggs
                                      -----------------------------------------
                                      Stephen A. Skaggs, Senior Vice President,
                                      Chief Financial Officer and Secretary

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on the 25th day of June, 1998 on behalf of the Registrant and in the capacities indicated:

        Signature                            Title
---------------------         -------------------------------------------
/s/Cyrus Y. Tsui              President, Chief Executive Officer
---------------------         and Chairman of the Board (Principal Executive
Cyrus Y. Tsui                 Officer)


/s/Stephen A. Skaggs          Senior Vice President, Chief Financial Officer and
---------------------         Secretary (Principal Financial Officer)
Stephen A. Skaggs


/s/Mark O. Hatfield           Director
---------------------
Mark O. Hatfield


/s/Daniel S. Hauer             Director
---------------------
Daniel S. Hauer




        Signature                            Title
---------------------         -------------------------------------------
/s/Harry A. Merlo             Director
---------------------
Harry A. Merlo


/s/Larry W. Sonsini           Director
---------------------
Larry W. Sonsini


/s/Douglas C. Strain          Director
---------------------
Douglas C. Strain

                     REPORT OF INDEPENDENT ACCOUNTANTS
                      ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
  of Lattice Semiconductor Corporation


Our audits of the consolidated financial statements referred to in our report dated April 15, 1998 appearing in the 1998 Annual Report to Stockholders of Lattice Semiconductor Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

Portland, Oregon
April 15, 1998

                                                      Schedule VIII


                       LATTICE SEMICONDUCTOR CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

    COLUMN A                               COLUMN B      COLUMN C      COLUMN D      COLUMN E      COLUMN F
    --------                              ------------  ----------    ----------    ----------     ---------
                                                                      CHARGED TO
                                           BALANCE AT   CHARGED TO      OTHER       WRITE-OFFS      BALANCE
                                          BEGINNING OF   COSTS AND     ACCOUNTS       NET OF       AT END OF
    CLASSIFICATION                          PERIOD       EXPENSES     (DESCRIBE)    RECOVERIES      PERIOD
    --------------                        ------------  ----------    ----------    ----------     ---------
Year ended March 30, 1996:
    Allowance for deferred tax asset...     $2,819       $(483)            --            --          $2,336
    Allowance for doubtful accounts....        743          70             --           (13)            800
                                            ------       -----           ----          ----          ------
                                            $3,562       $(413)          $ --          $(13)         $3,136
                                            ------       -----           ----          ----          ------
                                            ------       -----           ----          ----          ------
Year ended March 29, 1997:
    Allowance for deferred tax asset...     $2,336       $(340)            --            --          $1,996
    Allowance for doubtful accounts....        800          70             --             4             874
                                            ------       -----           ----          ----          ------
                                            $3,136       $(270)          $ --          $  4          $2,870
                                            ------       -----           ----          ----          ------
                                            ------       -----           ----          ----          ------
Year ended March 28, 1998:
    Allowance for deferred tax asset...     $1,996       $(205)            --            --          $1,791
    Allowance for doubtful accounts....        874           3             --           (80)            797
                                            ------       -----           ----          ----          ------
                                            $2,870       $(202)          $ --          $(80)         $2,588
                                            ------       -----           ----          ----          ------
                                            ------       -----           ----          ----          ------