Form 10-Q
period 1998-06-27
LATTICE SEMICONDUCTOR CORP
filed 1998-08-11
CIK 855658

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1998

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   -------------

Commission file number 0 - 18032
                       ----------

                    LATTICE SEMICONDUCTOR CORPORATION
         (Exact name of Registrant as specified in its charter)

State of Delaware                                                 93-0835214
----------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification No.)

5555 N.E. Moore Court, Hillsboro, Oregon                          97124-6421
----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

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

At June 27, 1998 there were 23,518,291 shares of the Registrant's common stock, $.01 par value, outstanding.

                   LATTICE SEMICONDUCTOR CORPORATION

                                 INDEX

                   PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statement of Operations -
          Three Months Ended June 27, 1998 and
          June 28, 1997                                      3

          Consolidated Balance Sheet - June 27, 1998
          and March 28, 1998                                 4

          Consolidated Statement of Cash Flows -
          Three Months Ended June 27, 1998
          and June 28, 1997                                  5

          Notes to Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      9

                   PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                  18

          Signatures                                        19


              PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   LATTICE SEMICONDUCTOR CORPORATION

                 CONSOLIDATED STATEMENT OF OPERATIONS
                (In thousands, except per share data)
                            (unaudited)



                                                      Three Months Ended
                                                   -----------------------
                                                    June 27,       June 28,
                                                      1998          1997
                                                    ---------      --------
Revenue                                              $48,028        $61,620

Costs and expenses:
     Cost of products sold                            19,109         25,028
     Research and development                          7,895          7,825
     Selling, general and administrative               9,005          9,824
                                                     -------        -------
          Total costs and expenses                    36,009         42,677
                                                     -------        -------

Income from operations                                12,019         18,943

Other income, net                                      2,523          2,524
                                                     -------        -------

Income before provision for income taxes              14,542         21,467

Provision for income taxes                             4,726          7,299
                                                     -------        -------

Net income                                            $9,816        $14,168
                                                     -------        -------
                                                     -------        -------

Basic net income per share                             $0.42          $0.62
                                                     -------        -------
                                                     -------        -------

Diluted net income per share                           $0.41          $0.60
                                                     -------        -------
                                                     -------        -------

Shares used in per share calculations:

Basic net income                                      23,490         22,996
                                                     -------        -------
                                                     -------        -------

Diluted net income                                    23,858         23,718
                                                     -------        -------
                                                     -------        -------

See accompanying Notes to Consolidated Financial Statements

                        LATTICE SEMICONDUCTOR CORPORATION

                          CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

Assets
                                                    June 27,      March 28,
                                                     1998            1998
                                                  -----------     ----------
Current assets:                                   (unaudited)
 Cash and cash equivalents                         $ 77,459       $ 60,344
 Short-term investments                             197,490        206,766
 Accounts receivable                                 19,880         28,229
 Inventories                                         22,998         22,647
 Prepaid expenses and other current assets            5,430          5,572
 Deferred income taxes                               15,425         14,500
                                                   --------       --------
           Total current assets                     338,682        338,058
Foundry investments, advances and other assets      114,340        114,338
Property and equipment, net                          40,319         36,670
                                                   --------       --------
                                                   $493,341       $489,066
                                                   --------       --------
                                                   --------       --------
 Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable and accrued expenses              $24,953        $29,427
 Deferred income on sales to
   distributors                                      18,854         20,743
 Income taxes payable                                 2,036          4,210
                                                   --------       --------
           Total current liabilities                 45,843         54,380

Commitments and contingencies                            --             --

Stockholders' equity:
 Preferred stock, $.01 par value,
   10,000,000 shares authorized; none
   issued or outstanding                                 --             --
 Common stock, $.01 par value,
   100,000,000 shares authorized, 23,518,291 and
   23,428,072 shares issued and outstanding             235            234
 Paid-in capital                                    219,285        216,290
 Retained earnings                                  227,978        218,162
                                                   --------       --------
             Total stockholders' equity             447,498        434,686
                                                   --------       --------
                                                   $493,341       $489,066
                                                   --------       --------
                                                   --------       --------

See accompanying Notes to Consolidated Financial Statements.

                LATTICE SEMICONDUCTOR CORPORATION

               CONSOLIDATED STATEMENT OF CASH FLOWS
                        (In thousands)
                          (Unaudited)

                                                       Three Months Ended
                                                     -----------------------
                                                     June 27,       June 28,
                                                      1998           1997
                                                     --------       --------
Cash flows from operating activities:
 Net income                                          $ 9,816        $14,168
 Adjustments to reconcile net income to
 net cash provided by operating activities:
      Depreciation and amortization                    2,391          2,359
      Changes in assets and liabilities:
           Accounts receivable                         8,349             23
           Inventories                                  (351)         3,130
           Prepaid expenses and other assets             140           (749)
           Wafer supply advance                         --            3,745
           Deferred income taxes                        (925)          (600)
           Accounts payable and accrued
             expenses                                 (4,474)        (2,874)
           Deferred income                            (1,889)         1,684
           Income taxes payable                       (2,174)         1,302
                                                     -------        -------
      Total adjustments                                1,067          8,020
                                                     -------        -------

 Net cash provided by operating activities            10,883         22,188
                                                     -------        -------
                                                     -------        -------

Cash flows from investing activities:
 Proceeds from short-term investments, net             9,276          3,120
 Capital expenditures                                 (6,040)        (3,607)
                                                     -------        -------

 Net cash provided (used) by investing activities      3,236           (487)
                                                     -------        -------

Cash flows from financing activities:
 Net proceeds from issuance of common stock            4,230          5,455
 Repurchase of common stock                           (1,234)          --
                                                     -------        -------

 Net cash provided by financing activities             2,996          5,455
                                                     -------        -------
                                                     -------        -------

Net increase in cash and cash equivalents             17,115         27,156

Beginning cash and cash equivalents                   60,344         53,949
                                                     -------        -------

Ending cash and cash equivalents                     $77,459        $81,105
                                                     -------        -------
                                                     -------        -------

See accompanying Notes to Consolidated Financial Statements.

                       LATTICE SEMICONDUCTOR CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

(1)  Basis of Presentation:

     The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 28, 1998.

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

(2)  Revenue Recognition:

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

(3)  Net Income Per Share:

     Net income per share is computed based on the weighted average number of shares of common stock and common stock equivalents assumed to be outstanding during the period (using the treasury stock method). Common stock equivalents consist of stock options and warrants to purchase common stock.

    A reconciliation of the numerators and denominators of basic and diluted net income per share is presented below (in thousands, except per share amounts):

                                                         Quarter Ended
                                                   -------------------------
                                                    June 27,       June 28,
                                                      1998           1997
                                                    --------       ---------
    Basic and diluted
      net income                                     $ 9,816        $14,168
                                                     -------        -------
                                                     -------        -------
    Shares used in basic
      net income per share
      calculations                                    23,490         22,996

    Dilutive effect of
      options and warrants                               368            722
                                                     -------        -------

    Shares used in diluted
      net income per share
      calculations                                    23,858         23,718
                                                     -------        -------
                                                     -------        -------

    Basic net income per share                         $0.42          $0.62
                                                     -------        -------
                                                     -------        -------

    Diluted net income per share                       $0.41          $0.60
                                                     -------        -------
                                                     -------        -------

(4) Inventories (in thousands):

                                                     June 27,      March 28,
                                                       1998           1998
                                                     -------        -------
    Work in progress                                 $11,654        $12,675
    Finished goods                                    11,344          9,972
                                                     -------        -------
                                                     $22,998        $22,647
                                                     -------        -------
                                                     -------        -------

(5) Changes in Stockholders' Equity (in thousands):

                                                     Common       Paid-in       Retained
                                                      Stock       Capital       Earnings          Total
                                                     -------      --------      ---------        --------
    Balances, March 28, 1998                         $   234      $ 216,290      $ 218,162       $434,686

    Stock option exercises                                 1          4,310           --            4,311

    Stock repurchases                                   --           (1,234)          --           (1,234)

    Other comprehensive income                          --              (81)          --              (81)

    Net income for the
      three-month period                                --             --            9,816          9,816
                                                      ------     ----------      ---------       --------
    Balances, June 27, 1998                           $  235     $  219,285      $ 227,978       $447,498
                                                      ------     ----------      ---------       --------
                                                      ------     ----------      ---------       --------

(6)  New Accounting Pronouncements:

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". Under SFAS 130, the Company is required to report comprehensive income and its components in its consolidated financial statements in addition to net income. For the Company, comprehensive income consists principally of net income. However, it also consists of translation of net assets held in foreign subsidiaries and other minor items. This portion of comprehensive income is included in Note 5 as "Other comprehensive income".

     Also in June 1997, the FASB issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information". This pronouncement establishes standards for the way companies report information about operating segments for fiscal years beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     The Company has adopted this pronouncement for the year ending April 3, 1999. Required disclosures, if any, will be reflected in the Company's year end consolidated financial statements. It is anticipated that such disclosures will not have a significant impact on the consolidated financial statements.

(7)  Contingencies:

     Patent and other proprietary rights infringement claims are common in the semiconductor industry. The Company is exposed to certain asserted and unasserted potential claims. The Company has recently received a notification of a claimed infringement of a portfolio of manufacturing patents. While the Company has been offered a license, there can be no assurance that, with respect to this or any other such claim made against the Company, the Company could obtain a license on terms or under conditions that would not have a material adverse effect on the Company.

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

RESULTS OF OPERATIONS

REVENUE

Revenue was $48.0 million and $61.6 million for the first quarter of fiscal 1999 and 1998, respectively. The majority of the Company's revenue in the fiscal periods presented was derived from the sale of products that address the in-system programmable ("ISP-TM-") segment of the CMOS programmable logic market, and which comprised approximately 71% and 60% of total revenue for the first quarter of fiscal 1999 and 1998, respectively. Revenue in the first quarter of fiscal 1999 was negatively impacted by a decline in demand in Asia due to the continuing regional economic crisis, and a decline in demand in the computing and communications end markets.

Revenue from international sales was 48% of total revenue in the first quarter of fiscal 1999, as compared to 49% in the first quarter of fiscal 1998. The Company expects export sales to continue to represent a significant portion of revenue. See "Factors Affecting Future Results".

Overall average selling prices increased in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. This was due primarily to product mix changes. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products. The Company's ability to maintain its recent trend of revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See "Factors Affecting Future Results".

GROSS MARGIN

The Company's gross margin as a percentage of revenue was 60.2% in the first quarter of fiscal 1999 as compared to 59.4% in the first quarter of fiscal 1998. This increase in gross margin percentage was primarily due to changes in product mix and reductions in the Company's manufacturing costs.

RESEARCH AND DEVELOPMENT

Research and development expense was approximately flat in the first quarter of fiscal 1999 when compared to the first quarter of fiscal 1998. As a percentage of revenue, this expense increased to approximately 16% in the first quarter of fiscal 1999 from approximately 13% in the first quarter of fiscal 1998. Spending remained focused primarily on the development of new products, including the Company's ISP product families and related software development tools. The Company believes that a continued commitment to research and development is essential in order to maintain product leadership in its existing product families and to provide innovative new product offerings, and therefore expects to continue to make significant investments in research and development in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense decreased by approximately $.8 million, or 8%, in the first quarter of fiscal 1999 when compared to the first quarter of fiscal 1998. This decrease was primarily due to lower sales commissions associated with the lower revenue levels. Selling, general and administrative expense represented approximately 19% and 16% of revenue for the first quarter of fiscal 1999 and 1998, respectively.

INTEREST AND OTHER INCOME

Interest and other income (net of expense) was approximately $2.5 million for the first quarter of fiscal 1999 and 1998, respectively.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 32.5% for the first quarter of fiscal 1999 as compared to 34.0% for the first quarter of fiscal 1998. This decrease is due primarily to a change in the proportion of tax-exempt investment income as a percentage of the Company's overall net income.

Deferred tax asset valuation allowances are recorded to offset deferred tax assets that can only be realized by earning taxable income in distant future years. Management established the valuation allowances because it cannot determine if it is more likely than not that such income will be earned.

FACTORS AFFECTING FUTURE RESULTS

The Company believes that its future operating results will be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of both the semiconductor industry and the end markets addressed by the Company's products, general economic conditions in countries where the Company's products are sold, price erosion, timing of new product introductions, product obsolescence, scheduling, rescheduling and cancellation of large orders, competitive factors, ability to develop and implement new process technologies, fluctuations in manufacturing yields, ability to achieve volume production at Seiko Epson's and UICC's new eight-inch wafer fabs, substantial adverse currency exchange rate movements, availability of manufacturing capacity and wafer supply and potential litigation expenses. Due to these and other factors, the

Company's past results are a less useful predictor of future results than is the case in more mature and stable industries. The Company has in the past increased its level of operating expenses and investment in manufacturing capacity in anticipation of future growth in revenues, primarily from increased sales of its ISP products. To the extent that this revenue growth does not materialize, the Company's operating results will be adversely affected.

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

Because of the rapid rate of technological change in the semiconductor industry, the Company's success will ultimately depend in large part on its ability to introduce new products and make improvements to its existing products on a timely basis that meet a market need at a competitive price with acceptable margins. The success of new products, including the Company's ISP product families, depends on a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance, quality and reliability in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. New and enhanced products are continually being introduced into the Company's markets by others, and these products can be expected to affect the competitive environment in the markets in which they are introduced. There is no assurance that the Company will be successful in enhancing its existing products or in selecting, developing, manufacturing, marketing and selling new products.

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

International revenues accounted for 48% and 49% of the Company's revenues for the first quarter of fiscal 1999 and 1998, respectively. The Company believes that international revenues will continue to represent a significant percentage of revenues. International revenues and operations may continue to be adversely affected by regional economic conditions such as the current Asian economic crisis, or may be affected by the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations.

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

The Company depends upon assembly contractors to package and test its devices with acceptable quality, yield and delivery schedules. The majority of the Company's revenues are derived from products assembled in fine-pitched packages. The assembly and testing of semiconductor devices in advanced fine-pitch packages is a complex process that requires a high degree of technical skill, state-of-the-art equipment and effective cooperation between the assembly contractor and the device manufacturer to produce acceptable quality and yields. Raw material impurities, errors in any step of the assembly process, defects in lead frames used to attach devices to the package and other factors can cause substantial problems in yield, quality and reliability of packaged products. As is common in the semiconductor industry, the Company has from time to time experienced in the past, and expects that it will experience in the future, such product problems and delivery delays. Any prolonged inability to obtain adequate yields or deliveries of quality products could adversely affect the Company's operating results.

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

The Company's wafer purchases from Seiko Epson are denominated in Japanese yen. In the past, the dollar has experienced a substantial loss of value with respect to the yen. There is no assurance that the value of the dollar with respect to the yen will not again experience substantial deterioration. Any substantial continued deterioration of dollar-yen exchange rates could have a material adverse effect on the Company's results of operations.

Worldwide manufacturing capacity for silicon wafers is limited and inelastic. Therefore, significant increases in demand or interruptions in supply could adversely affect the Company. In the past, the Company has experienced delays in obtaining wafers and capacity commitments. Although current commitments are anticipated to be adequate through fiscal 1999, there can be no assurance that existing capacity commitments will be sufficient to permit the Company to satisfy all of its customers' demand in future periods. The Company negotiates wafer prices and certain wafer supply commitments with Seiko Epson, S MOS and UMC on an annual basis, and, in some cases, as frequently as semiannually. Moreover, wafer prices and commitments are subject to continuing review and revision by the parties. There can be no assurance that Seiko Epson, S MOS or UMC will not reduce their allocations of wafers or increase prices to the Company in future periods or that any such reduction in supply could be offset pursuant to arrangements with alternate sources of supply. If any substantial reduction of supply or substantial price increase were to occur, the Company's operating results could be materially adversely affected.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 27, 1998, the Company's principal source of liquidity was $274.9 million of cash and short-term investments, an increase of approximately $7.8 million from the balance of $267.1 million at March 28, 1998. This increase was primarily the result of cash generated from operations and common stock issuance from employee stock option exercises. The Company also has available an unsecured $10 million demand bank credit facility with interest due on outstanding balances at a money market rate. This facility has not been used.

Accounts receivable decreased by approximately $8.3 million, or 30%, versus amounts recorded at March 28, 1998, reflecting decreased shipments associated with lower revenue levels in the first quarter of fiscal 1999. Accounts payable and accrued expenses decreased by approximately $4.5 million, or 15%, versus the balances recorded at March 28, 1998 due to reduced spending associated with the lower revenue levels. Deferred income on sales to distributors decreased approximately $1.9 million, or 9%, associated with decreased resale activity at the distributors. Income taxes payable decreased by $2.2 million, or 52%, as compared to the balance at March 28, 1998 primarily due to the timing of tax deductions and payments.

The majority of the Company's silicon wafer purchases are currently denominated in Japanese yen. The Company maintains yen-denominated bank accounts and bills its Japanese customers in yen. The yen bank deposits utilized to hedge yen-denominated wafer purchases are accounted for as identifiable hedges against specific and firm wafer purchases.

The Company entered into a series of agreements with UMC in September 1995 pursuant to which the Company agreed to join UMC and several other companies to form a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China. Under the terms of the agreements, the Company invested approximately $49.7 million for an approximate 10% equity interest in UICC and the right to receive a percentage of the facility's wafer production at market prices. In October 1997, the UICC foundry was substantially destroyed by fire. UMC, the majority owner of UICC, has informed the Company that this loss has been fully covered by an insurance settlement and additional investment income and that it has begun the process of rebuilding the foundry. Further, alternative foundry capacity arrangements have been made available to the Company. Based on these assurances from UMC, management believes the Company will not be materially adversely effected by this event.

In March 1997, the Company entered into an advance payment production agreement with Seiko Epson and its affiliated U.S. distributor, S MOS, under which it agreed to advance approximately $86 million, payable over two years, to Seiko Epson to finance construction of an eight-inch sub-micron wafer manufacturing facility. Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period. The agreement calls for wafers to be supplied by Seiko Epson through S MOS pursuant to purchase agreements with S MOS. The Company also has an option under this agreement to advance Seiko Epson an additional $60 million for additional wafer supply under similar terms. The first payment pursuant to this agreement, approximately $17.0 million, was made during fiscal 1997. During fiscal 1998, the Company made two additional payments aggregating approximately $34.2 million.

On June 12, 1998, the Company's Board of Directors authorized management to repurchase up to 1.2 million shares of the Company's common stock. As of June 27, 1998, the Company had repurchased 45,000 shares at an aggregate cost of approximately $1.2 million.

The Company currently anticipates capital expenditures of approximately $20 to $25 million for the fiscal year ending April 3, 1999.

The Company believes its existing sources of liquidity and expected cash to be generated from operations will provide adequate cash to fund the Company's anticipated cash needs for the next twelve months, including the anticipated required payments to Seiko Epson.

In an effort to secure additional wafer or assembly supply, the Company may from time to time enter consider various financial arrangements including joint ventures, equity investments, advance purchase payments, loans, or similar arrangements with independent wafer or assembly manufacturers in exchange for committed capacity. To the extent the Company pursues any such financial additional arrangements, additional debt or equity financing may be required. There can be no assurance that any such additional funding could be obtained when needed or, if available, on terms acceptable to the Company.

                            PART II.   OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits.

               11.1      Computation of Net Income Per Share (1)

               27        Financial Data Schedule for Three Months Ended
                         June 27, 1998

          (b) No reports on Form 8-K were filed during the three months ended June 27, 1998.

                         (1) Incorporated by reference to Note 3 to the
                             Consolidated Financial Statements in the
                             Company's report on Form 10-Q for the three months ended June 27, 1998.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LATTICE SEMICONDUCTOR CORPORATION


Date:  August 11, 1998         /s/ Stephen A. Skaggs
       --------------------   ----------------------------------------
                              By:  Stephen A. Skaggs, Senior Vice
                                   President, Chief Financial Officer and
                                   Secretary