Form 10-Q
period 1998-09-26
LATTICE SEMICONDUCTOR CORP
filed 1998-11-10
CIK 855658

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number 0 - 18032

                        LATTICE SEMICONDUCTOR CORPORATION

             (Exact name of Registrant as specified in its charter)

State of Delaware                                            93-0835214
-----------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                   Identification No.)

5555 N.E. Moore Court, Hillsboro, Oregon                     97124-6421
-----------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (503) 681-0118

              (Registrant's telephone number, including area code)

                        --------------------------------

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

At September 26, 1998 there were 23,430,849 shares of the Registrant's common stock, $.01 par value, outstanding.

                        LATTICE SEMICONDUCTOR CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Statement of Operations -
         Three and Six Months Ended Sept. 26, 1998 and
         Sept. 27, 1997                                                     3

         Consolidated Balance Sheet - Sept. 26, 1998
         and March 28, 1998                                                 4

         Consolidated Statement of Cash Flows -
         Six Months Ended Sept. 26, 1998
         and Sept. 27, 1997                                                 5

         Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      9


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security                       19
         Holders

Item 6.  Exhibits and Reports on Form 8-K                                  20

         Signatures                                                        21

                                     -2-

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                        LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              Three Months Ended                 Six Months Ended
                                                   -----------------------------------------------------------------------

                                                      Sept. 26,          Sept. 27,          Sept. 26,          Sept. 27,
                                                        1998                1997               1998               1997
                                                   --------------     --------------    ---------------     --------------
Revenue                                            $      48,088      $      64,068     $       96,116      $     125,688

Costs and expenses:
        Cost of products sold                             19,043             25,903             38,152             50,931
        Research and development                           7,920              8,016             15,815             15,841
        Selling, general and administrative                9,005             10,250             18,010             20,074
                                                   --------------     --------------    ---------------     --------------

             Total costs and expenses                     35,968             44,169             71,977             86,846
                                                   --------------     --------------    ---------------     --------------

Income from operations                                    12,120             19,899             24,139             38,842

Other income, net                                          2,503              2,722              5,026              5,246
                                                   --------------     --------------    ---------------     --------------

Income before provision for income taxes                  14,623             22,621             29,165             44,088

Provision for income taxes                                 4,753              7,691              9,479             14,990
                                                   --------------     --------------    ---------------     --------------

Net income                                         $       9,870      $      14,930     $       19,686      $      29,098
                                                   --------------     --------------    ---------------     --------------
                                                   --------------     --------------    ---------------     --------------

Basic net income per share                         $        0.42      $        0.64     $         0.84      $         1.26
                                                   --------------     --------------    ---------------     --------------
                                                   --------------     --------------    ---------------     --------------

Diluted net income per share                       $        0.42      $        0.62     $          0.83     $         1.22
                                                   --------------     --------------    ---------------     --------------
                                                   --------------     --------------    ---------------     --------------

Shares used in per share calculations:

Basic net income                                          23,518             23,216             23,496             23,111
                                                   --------------     --------------    ---------------     --------------
                                                   --------------     --------------    ---------------     --------------

Diluted net income                                        23,614             23,982             23,737             23,860
                                                   --------------     --------------    ---------------     --------------
                                                   --------------     --------------    ---------------     --------------

See accompanying notes to consolidated financial statements

                        LATTICE SEMICONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)

                             Assets                       Sept. 26,              March 28,
                                                            1998                    1998
                                                      ----------------       -----------------
                                                         (unaudited)
Current assets:
    Cash and cash equivalents                         $        90,227        $         60,344
    Short-term investments                                    196,845                 206,766
    Accounts receivable                                        18,866                  28,229
    Inventories                                                19,034                  22,647
    Prepaid expenses and other current assets                   5,125                   5,572
    Deferred income taxes                                      15,450                  14,500
                                                      ----------------       -----------------

               Total current assets                           345,547                 338,058

Foundry investments, advances and other assets                114,366                 114,338
Property and equipment, net                                    42,625                  36,670
                                                      ----------------       -----------------

                                                      $       502,538        $        489,066
                                                      ----------------       -----------------
                                                      ----------------       -----------------

    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses             $        29,429        $         29,427
    Deferred income on sales to
      distributors                                             18,096                  20,743
    Income taxes payable                                        2,769                   4,210
                                                      ----------------       -----------------

               Total current liabilities                       50,294                  54,380

Commitments and contingencies                                      --                      --

Stockholders' equity:
    Preferred stock, $.01 par value,
      10,000,000 shares authorized; none
      issued or outstanding                                        --                      --
    Common stock, $.01 par value,
      100,000,000 shares authorized, 23,430,849 and
      23,428,072 shares issued and outstanding                    234                     234
    Paid-in capital                                           214,162                 216,290
    Retained earnings                                         237,848                 218,162
                                                      ----------------       -----------------

         Total stockholders' equity                           452,244                 434,686
                                                      ----------------       -----------------

                                                      $       502,538        $        489,066
                                                      ----------------       -----------------
                                                      ----------------       -----------------

See accompanying notes to consolidated financial statements.

                        LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 Six Months Ended
                                                                      ---------------------------------------
                                                                        Sept. 26,                Sept. 27,
                                                                          1998                     1997
                                                                      --------------           --------------
Cash flows from operating activities:
    Net income                                                        $      19,686            $      29,098
    Adjustments to reconcile net income to
    net cash provided by operating activities:
          Depreciation and amortization                                       4,881                    4,738
          Changes in assets and liabilities:
              Accounts receivable                                             9,363                      188
              Inventories                                                     3,613                    4,643
              Prepaid expenses and other assets                                 419                   (2,618)
              Wafer supply advance                                               --                   (9,284)
              Deferred income taxes                                            (950)                    (625)
              Accounts payable and accrued
                expenses                                                          2                       84
              Deferred income                                                (2,647)                   2,183
              Income taxes payable                                           (1,441)                    (505)
                                                                      --------------           --------------

          Total adjustments                                                  13,240                   (1,196)
                                                                      --------------           --------------

    Net cash provided by operating activities                                32,926                   27,902
                                                                      --------------           --------------

Cash flows from investing activities:
    Proceeds from short-term investments, net                                 9,921                   (5,217)
    Capital expenditures                                                    (10,836)                  (6,850)
                                                                      --------------           --------------

    Net cash used by investing activities                                      (915)                 (12,067)
                                                                      --------------           --------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                6,332                   13,919
    Repurchase of common stock                                               (8,460)                      --
                                                                      --------------           --------------

    Net cash (used) provided by financing activities                         (2,128)                  13,919
                                                                      --------------           --------------


Net increase in cash and cash equivalents                                    29,883                   29,754

Beginning cash and cash equivalents                                          60,344                   53,949
                                                                      --------------           --------------

Ending cash and cash equivalents                                      $      90,227            $      83,703
                                                                      --------------           --------------
                                                                      --------------           --------------

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

(2)      Revenue Recognition:

         Revenue from sales to OEM (original equipment manufacturer) customers is recognized upon shipment. Certain of the Company's sales are made to distributors under agreements providing price protection and right of return on unsold merchandise. Revenue and costs relating to such distributor sales are deferred until the product is sold by such distributors and the related revenue and costs are then reflected in income.

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

         A reconciliation of the numerators and denominators of basic and diluted net income per share is presented below (in thousands, except per share amounts):

                                                                     Three Months                     Six Months
                                                                         Ended                           Ended
                                                                         -----                           -----
                                                                Sept.26,        Sept.27,        Sept.26,         Sept.27,
                                                                  1998            1997            1998             1997
                                                                  ----            ----            ----             ----
          Basic and diluted
           net income                                            $ 9,870        $14,930         $ 19,686          $29,098
                                                                 -------        -------         --------          -------
                                                                 -------        -------         --------          -------
          Shares used in basic net  income per
          share calculations                                      23,518         23,216           23,496           23,111
          Dilutive effect of options and warrants                     96            766              241              749
                                                                 -------        -------         --------          -------
          Shares used in diluted net income per share
            calculations                                          23,614         23,982           23,737           23,860
                                                                 -------        -------         --------          -------
                                                                 -------        -------         --------          -------
          Basic net income per share                               $0.42          $0.64            $0.84            $1.26
                                                                 -------        -------         --------          -------
                                                                 -------        -------         --------          -------
          Diluted net income per share                             $0.42          $0.62            $0.83            $1.22
                                                                 -------        -------         --------          -------
                                                                 -------        -------         --------          -------

   (4)   Inventories (in thousands):            Sept.26,       March 28,
                                                 1998            1998
                                                -------        ------
                  Work in progress              $10,188        $12,675
                  Finished goods                  8,846          9,972
                                                -------        -------

                                                $19,034        $22,647
                                                -------        -------
                                                -------        -------

   (5)   Changes in Stockholders' Equity (in thousands):

                                           Common       Paid-in         Retained
                                            Stock       Capital         Earnings       Total
                                       ----------      ---------       ---------      ---------
         Balances, March 28, 1998      $     234       $ 216,290       $ 218,162      $ 434,686

         Stock option exercises                3           6,440              --          6,443

         Stock repurchases                    (3)         (8,457)             --         (8,460)

         Other comprehensive income           --            (111)             --           (111)

         Net income for the
          six-month period                    --              --          19,686         19,686
                                       ---------       ---------       ---------      ---------

         Balances, Sept. 26, 1998      $     234       $ 214,162       $ 237,848      $ 452,244
                                       ---------       ---------       ---------      ---------
                                       ---------       ---------       ---------      ---------

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

   (7)   Contingencies:

         Patent and other proprietary rights infringement claims are common in the semiconductor industry. The Company is exposed to certain asserted and unasserted potential claims. The Company has recently received notification of claimed infringements of certain patents. While the Company has been offered licenses, there can be no assurance that, with respect to these or any other such claims made against the Company, the Company could obtain licenses on terms or under conditions that would not have a material adverse effect on the Company.

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

RESULTS OF OPERATIONS

REVENUE

Revenue was $48.1 million and $64.1 million for the second quarter of fiscal 1999 and 1998, respectively. Revenue for the first six month period of fiscal 1999 was $96.1 million, as compared to $125.7 million for the first six month period of 1998. The majority of the Company's revenue in the fiscal periods presented was derived from the sale of products that address the in-system programmable ("ISP-TM-") segment of the CMOS programmable logic market. Revenue from these products comprised approximately 72% of total revenue for the second quarter and first six month period of fiscal 1999, respectively, as compared to 62% and 61% in the second quarter and first six month period of fiscal 1998. Revenue in the second quarter and first six month period of fiscal 1999 as compared to the same fiscal periods in fiscal 1998 was negatively impacted by a decline in demand in Asia due to the continuing regional economic crisis, and a decline in demand in the computing and communications end markets.

Revenue from international sales was 50% and 49% of total revenue in the second quarter and first six month period of fiscal 1999, respectively, as compared to 53% and 51% in the second quarter and first six month period of fiscal 1998. The Company expects export sales to continue to represent a significant portion of revenue. See "Factors Affecting Future Results".

Overall average selling prices increased in the second quarter and first six month period of fiscal 1999 as compared to the second quarter and first six month period of fiscal 1998. This was due primarily to product mix changes. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products. The Company's ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See "Factors Affecting Future Results".

GROSS MARGIN

The Company's gross margin as a percentage of revenue was 60.4% in the second quarter of fiscal 1999 as compared to 59.6% in the second quarter of fiscal 1998. For the first six month period of fiscal 1999, the gross margin was 60.3%, an increase from 59.5% in the first six month period of fiscal 1998. This increase in gross margin percentages was primarily due to changes in product mix and reductions in the Company's manufacturing costs.

RESEARCH AND DEVELOPMENT

Research and development expense was approximately flat in the second quarter and first six month period of fiscal 1999 when compared to the second quarter and first six month period of fiscal 1998. As a percentage of revenue, this expense increased to approximately 16% in the second quarter and first six month period of fiscal 1999 from approximately 13% in the second quarter and first six month period of fiscal 1998. Spending remained focused primarily on the development of new products, including the Company's ISP product families and related software development tools. The Company believes that a continued commitment to research and development is essential in order to maintain product leadership in its existing product families and to provide innovative new product offerings, and therefore expects to continue to make significant investments in research and development in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense decreased by approximately $1.2 million, or 12%, in the second quarter of fiscal 1999 when compared to the second quarter of fiscal 1998, and decreased by $2.1 million, or 10%, in the first six month period of fiscal 1999 when compared to the first six month period of fiscal 1998. This decrease was primarily due to lower sales commissions associated with the lower revenue levels. Selling, general and administrative expense represented approximately 19% and 16% of revenue for the fiscal 1999 and 1998 periods, respectively.

OTHER INCOME, NET

Interest and other income (net of expense) was approximately flat in the second quarter and first six month period of fiscal 1999, respectively, as compared to the second quarter and first six month period of fiscal 1998 as higher cash balances were offset by slightly lower yields on invested balances.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 32.5% for the second quarter and first six month period of fiscal 1999 as compared to 34.0% for the second quarter and first six month period of fiscal 1998. This decrease is due primarily to a change in the proportion of tax-exempt investment income as a percentage of the Company's overall net income.

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

International revenues accounted for 49% and 51% of the Company's revenues for the first six months of fiscal 1999 and 1998, respectively. The Company believes that international revenues will continue to represent a significant percentage of revenues. International revenues and operations may continue to be adversely affected by regional economic conditions such as the current Asian economic crisis, or may be affected by the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations.

The Company currently depends on Asian manufacturers -- Seiko Epson, a Japanese company, and UMC, a Taiwanese company -- for the manufacture of all of its finished silicon wafers, and anticipates depending on UICC, a Taiwanese company, for the manufacture of a portion of its finished silicon wafers. In addition, after wafer manufacturing is completed and each wafer is tested, products are assembled by Asian subcontractors in Hong Kong, Malaysia, the Philippines, South Korea and Taiwan. Although the Company has yet not experienced significant problems or interruption in supply from its Asian subcontractors, the economic, financial, social and political situation in Asia has recently been volatile. Specific financial difficulties, prolonged work stoppages or other difficulties experienced by the Company's subcontractors as a result of the conditions in Asia may disrupt the Company's ability to manufacture and assemble its products and would have a material adverse effect on the Company's results of operations. Furthermore, general economic risks, such as recession, exchange rate volatility, changes in tax laws, tariffs, or freight rates, or interruptions in air transportation, could have a material adverse effect on the Company's results of operations.

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

The Company's wafer purchases from Seiko Epson are denominated in Japanese yen. The value of the dollar with respect to the yen has fluctuated in the past. There is no assurance that the value of the dollar with respect to the yen will be stable in the future. Any substantial and prolonged deterioration of dollar-yen exchange rates could have a material adverse effect on the Company's results of operations.

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

The Company is currently working to address the potential impact of the Year 2000 on the processing of information by the Company's computerized systems, including interfaces to its business partners. The Company has established a project team to manage Year 2000 activities and divided the project into three phases: assessment, compliance and testing. At present, the Company is generally in the compliance phase. The Company plans to be compliant by July 1999 and does not anticipate that resolution of Year 2000 issues will have a material adverse impact on the Company's financial position or operating results. Accordingly, the Company has not yet established formal contingency plans. However, in the event the Company, or any of its critical business partners is not successful in addressing Year 2000 issues on a timely basis, there could be a material adverse impact on the Company's operating results. Status of the Company's Year 2000 effort by area is as follows:

INTERNAL BUSINESS SOFTWARE AND SYSTEMS: The Company has completed an inventory and assessment of its internal business software and systems, including electronic business partner interfaces. At present, two main compliance projects are ongoing. During 1998, as part of a business modernization effort, the Company purchased an Enterprise Resource Planning
(ERP) package that the vendor has contractually stipulated to be Year 2000 compliant. Implementation of this ERP package is scheduled for the first half of calendar 1999. The Company is also modifying its internally developed inventory management system to achieve Year 2000 compliance. Modification of the inventory management system is scheduled for completion during the first half of calendar 1999. The total combined cost of these two projects is not expected to exceed $2 million. Based on current schedules, the Company expects its internal business software and systems to be in compliance before the Year 2000. However, if due to unforeseen circumstances compliance projects are not successful or are not completed on a timely basis, Year 2000 issues could have a material adverse impact on the Company's operating results.

INTERNAL EQUIPMENT AND NON-BUSINESS SOFTWARE: The Company has completed an inventory and assessment of its internal equipment and non-business software. At present, the Company is working with suppliers of non-compliant equipment and software in order to resolve identified Year 2000 issues. The cost of this activity is not expected to be material. Based on current schedules, the Company expects to complete this activity and achieve compliance of its equipment and non-business software by the first half of calendar 1999. However, if due to unforeseen circumstances this activity is not successful or is not completed on a timely basis, Year 2000 issues could have a material adverse impact on the Company's operating results.

BUSINESS PARTNER NON-COMPLIANCE: The Company has identified its critical suppliers and is in the process of contacting them to ascertain the extent of their Year 2000 readiness. At present, all critical suppliers have informally assured the Company that they will be compliant prior to the Year 2000. In the event that any of the Company's critical suppliers fail to adequately address their Year 2000 exposure on a timely basis, and this exposure results in a significant disruption in the operations of that supplier, there could be a material adverse impact on the Company's operating results. The Company plans to request formal compliance statements from critical suppliers prior to July 1999. Based on the responses to this request, the Company will develop supplier specific contingency plans at that time. Additionally, there can be no assurance that the Company's customers, distributors, financial service and utility providers will completely address all their Year 2000 issues on a timely basis. In the event that Year 2000 issues create significant disruption in the operations of any of the Company's major customers, distributors, financial service or utility providers, there could be a material adverse impact on the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of September 26, 1998, the Company's principal source of liquidity was $287.1 million of cash and short-term investments, an increase of approximately $20.0 million from the balance of $267.1 million at March 28, 1998. This increase was primarily the result of cash generated from operations and common stock issuance from employee stock option exercises. The Company also has available an unsecured $10 million demand bank credit facility with interest due on outstanding balances at a money market rate. This facility has not been used.

Accounts receivable decreased by approximately $9.4 million, or 33%, versus amounts recorded at March 28, 1998, reflecting decreased shipments associated with lower revenue levels in the second quarter of fiscal 1999. Inventories decreased by $3.6 million, or 16%, versus amounts recorded at March 28, 1998, due to decreased production in response to lower revenue levels in the first six months of fiscal 1999. Property and equipment, net, increased by approximately $6.0 million, or 16%, versus amounts recorded at March 28, 1998, primarily due to construction in progress of additional corporate facilities. Accounts payable and accrued expenses remained flat versus balances recorded at March 28, 1998, as decreased inventory expenditures were offset by the timing of payments for other expenses. Deferred income on sales to distributors decreased approximately $2.6 million, or 13%, associated with decreased inventory and resale levels at the distributors. Income taxes payable decreased by $1.4 million, or 34%, as compared to the balance at March 28, 1998 primarily due to the timing of tax deductions and payments.

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

On June 12, 1998, the Company's Board of Directors authorized management to repurchase up to 1.2 million shares of the Company's common stock. As of September 26, 1998, the Company had repurchased 305,000 shares at an aggregate cost of approximately $8.5 million.

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

In an effort to secure additional wafer or assembly supply, the Company may from time to time consider various financial arrangements including joint ventures, equity investments, advance purchase payments, loans, or similar arrangements with independent wafer or assembly manufacturers in exchange for committed capacity. To the extent the Company pursues any such financial additional arrangements, additional debt or equity financing may be required. There can be no assurance that any such additional funding could be obtained when needed or, if available, on terms acceptable to the Company.

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of stockholders was held on August 10, 1998.

          (b) The following directors were elected at the meeting to serve a term of three years:

                      Mark O. Hatfield
                      Cyrus Y. Tsui

              The following directors are continuing to serve their terms:

                      Daniel S. Hauer
                      Harry A. Merlo
                      Larry W. Sonsini
                      Douglas C. Strain

          (c) The matters voted upon at the meeting and results of the voting with respect to those matters are as follows:

                                              For       Withheld
                                         -----------  ------------
(1) Election of directors:

           Mark O. Hatfield               21,714,945       137,676
           Cyrus Y. Tsui                  21,696,183       156,438

                                          For       Against     Abstain    Not Voted
                                      ----------   ---------   ---------   ---------
(2) Approval of
Amendment to
Company's 1996 Stock
Incentive Plan                        11,058,688   7,912,278      60,129   2,821,526

(3) Ratification of
Pricewaterhousecoopers
LLP as the Company's
independent public
accountant for the
fiscal year ending
April 3, 1999                         21,801,798      21,158      29,665           0

The foregoing matters are described in further detail in the Company's definitive proxy statement dated July 7, 1998, for the Annual Meeting of Stockholders held on August 10, 1998.

ITEM 6.  Exhibits and Reports on Form 8-K


         (a)      Exhibits.

                  11.1     Computation of Net Income Per Share (1)

                  27 Financial Data Schedule for Six Months Ended September 26, 1998

         (b) No reports on Form 8-K were filed during the three months ended September 26, 1998.


                           (1) Incorporated by reference to Note 3 to the Consolidated Financial Statements in the Company's report on Form 10-Q for the three months ended September 26, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LATTICE SEMICONDUCTOR CORPORATION




Date:  November 9, 1998                  /s/ Stephen A. Skaggs
      -----------------             -------------------------------------------
                                    By:  Stephen A. Skaggs, Senior Vice
                                         President, Chief Financial Officer and
                                         Secretary