Form 10-Q
period 1999-01-02
LATTICE SEMICONDUCTOR CORP
filed 1999-02-16
CIK 855658

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 1999


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

                        --------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At January 2, 1999 there were 23,383,942 shares of the Registrant's common stock, $.01 par value, outstanding.

                        LATTICE SEMICONDUCTOR CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Statement of Operations -
         Three and Nine Months Ended Jan. 2, 1999 and
         Dec. 27, 1997                                                3

         Consolidated Balance Sheet - Jan. 2, 1999
         and March 28, 1998                                           4

         Consolidated Statement of Cash Flows -
         Nine Months Ended Jan. 2, 1999
         and Dec. 27, 1997                                            5

         Notes to Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                9


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                            19

         Signatures                                                  20

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                        LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       Three Months Ended                   Nine Months Ended
                                                 ------------------------------      --------------------------------

                                                   Jan. 2,            Dec. 27,           Jan. 2,            Dec. 27,
                                                    1999                1997               1999               1997
                                                 ------------      ------------      -------------      -------------
Revenue                                          $   50,168         $   60,038         $  146,284        $  185,726

Costs and expenses:
        Cost of products sold                        19,545             23,855             57,697            74,786
        Research and development                      8,498              7,983             24,313            23,824
        Selling, general and administrative           9,332             10,184             27,342            30,258
                                                 ----------         ----------         ----------        ------------

             Total costs and expenses                37,375             42,022            109,352           128,868
                                                 ----------         ----------         ----------        ------------

Income from operations                               12,793             18,016             36,932            56,858

Other income, net                                     2,782              2,667              7,808             7,913
                                                 ----------         ----------         ----------        ------------

Income before provision for income taxes             15,575             20,683             44,740            64,771

Provision for income taxes                            5,062              7,032             14,541            22,022
                                                 ----------         ----------         ----------        ------------

Net income                                       $   10,513         $   13,651         $   30,199        $   42,749
                                                 ==========         ==========         ==========        ============

Basic net income per share                       $     0.45         $     0.58         $     1.29        $     1.84
                                                 ==========         ==========         ==========        ============

Diluted net income per share                     $     0.45         $     0.57         $     1.27        $     1.79
                                                 ==========         ==========         ==========        ============

Shares used in per share calculations:

Basic net income                                     23,393             23,342             23,460            23,186
                                                 ==========         ==========         ==========        ============

Diluted net income                                   23,618             23,981             23,701            23,888
                                                 ==========         ==========         ==========        ============

See accompanying Notes to Consolidated Financial Statements.

                        LATTICE SEMICONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                             ASSETS                                                   Jan. 2,               March 28,
                                                                                       1999                    1998
                                                                                 ----------------       -----------------
Current assets:                                                                   (unaudited)
    Cash and cash equivalents                                                    $        54,744        $         60,344
    Short-term investments                                                               244,421                 206,766
    Accounts receivable                                                                   18,502                  28,229
    Inventories                                                                           19,060                  22,647
    Prepaid expenses and other current assets                                              5,471                   5,572
    Deferred income taxes                                                                 13,246                  14,500
                                                                                 ----------------       -----------------

               Total current assets                                                      355,444                 338,058

Foundry investments, advances and other assets                                           114,587                 114,338
Property and equipment, net                                                               43,490                  36,670
                                                                                 ----------------       -----------------

                                                                                 $       513,521        $        489,066
                                                                                 ================       =================

    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                        $        28,698        $         29,427
    Deferred income on sales to
      distributors                                                                        16,689                  20,743
    Income taxes payable                                                                   4,729                   4,210
                                                                                 ----------------       -----------------

               Total current liabilities                                                  50,116                  54,380

Commitments and contingencies                                                                 --                      --

Stockholders' equity:
    Preferred stock, $.01 par value,
      10,000,000 shares authorized; none
      issued or outstanding                                                                   --                      --
    Common stock, $.01 par value,
      100,000,000 shares authorized, 23,383,942 and
      23,428,072 shares issued and outstanding                                               234                     234
    Paid-in capital                                                                      214,810                 216,290
    Retained earnings                                                                    248,361                 218,162
                                                                                 ----------------       -----------------

         Total stockholders' equity                                                      463,405                 434,686
                                                                                 ----------------       -----------------

                                                                                 $       513,521        $        489,066
                                                                                 ================       =================

See accompanying Notes to Consolidated Financial Statements.

                        LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      Nine Months Ended
                                                                                           ---------------------------------------
                                                                                              Jan. 2,                 Dec. 27,
                                                                                               1999                     1997
                                                                                           --------------           --------------
Cash flows from operating activities:
         Net income                                                                        $      30,199            $      42,749
         Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization                                                        7,189                    7,160
              Changes in assets and liabilities:
                   Accounts receivable                                                             9,727                   (1,577)
                   Inventories                                                                     3,587                    4,792
                   Prepaid expenses and other assets                                                (148)                 (24,093)
                   Wafer supply advance                                                               --                   12,516
                   Deferred income taxes                                                           1,254                     (700)
                   Accounts payable and accrued
                     expenses                                                                       (729)                   1,281
                   Deferred income                                                                (4,054)                   1,013
                   Income taxes payable                                                              519                      806
                                                                                           --------------           --------------

              Total adjustments                                                                   17,345                    1,198
                                                                                           --------------           --------------

         Net cash provided by operating activities                                                47,544                   43,947
                                                                                           --------------           --------------

Cash flows from investing activities:
         Purchase of short-term investments, net                                                 (37,655)                 (24,541)
         Foundry investments                                                                          --                  (10,260)
         Capital expenditures                                                                    (14,009)                 (13,400)
                                                                                           --------------           --------------

         Net cash used by investing activities                                                   (51,664)                 (48,201)
                                                                                           --------------           --------------

Cash flows from financing activities:
         Net proceeds from issuance of common stock                                                7,678                   15,671
         Repurchase of common stock                                                               (9,158)                      --
                                                                                           --------------           --------------

         Net cash (used) provided by financing activities                                         (1,480)                  15,671
                                                                                           --------------           --------------


Net (decrease) increase in cash and cash equivalents                                              (5,600)                  11,417

Beginning cash and cash equivalents                                                               60,344                   53,949
                                                                                           --------------           --------------

Ending cash and cash equivalents                                                           $      54,744            $      65,366
                                                                                           ==============           ==============

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

         A reconciliation of the numerators and denominators of basic and diluted net income per share is presented below (in thousands, except per share amounts):

                                                                     Three Months                       Nine Months
                                                                        Ended                             Ended
                                                                        -----                             -----
                                                                 Jan. 2,        Dec.27           Jan. 2,           Dec.27
                                                                  1999           1997             1999              1997
                                                                --------       --------         --------          -------
          Basic and diluted
           net income                                           $ 10,513        $13,651         $ 30,199          $42,749
                                                                ========        =======         ========          =======
          Shares used in basic net  income per
           share calculations
                                                                  23,393         23,342           23,460           23,186
          Dilutive effect of
           options and warrants                                      225            639              241              702
                                                                     ---            ---              ---              ---
          Shares used in diluted
           net income per share
           calculations                                           23,618         23,981           23,701           23,888
                                                                  ======         ======           ======           ======
          Basic net income per share                               $0.45          $0.58            $1.29            $1.84
                                                                   =====          =====            =====            =====
          Diluted net income per share                             $0.45          $0.57            $1.27            $1.79
                                                                   =====          =====            =====            =====


   (4)    Inventories (in thousands):            Jan. 2,      March 28,
                                                  1999           1998
                                                --------      -------

          Work in progress                      $11,400       $12,675
          Finished goods                          7,660         9,972
                                                -------       -------

                                                $19,060       $22,647
                                                =======       =======

 (5) Changes in Stockholders' Equity (in thousands):

                                           Common           Paid-in                 Retained
                                           Stock            Capital                 Earnings             Total
                                           ------           -------                ----------            ------
          Balances, March 28, 1998       $     234         $ 216,290                 $218,162          $434,686

          Stock option exercises                 3             7,811                      --              7,814

          Stock repurchases                     (3)           (9,155)                     --             (9,158)

          Other comprehensive income           --               (136)                     --               (136)

          Net income for the
           nine-month period                   --                --                    30,199           30,199
                                         ---------         ---------         -----------------        ---------

          Balances, Jan. 2, 1999         $     234         $ 214,810                 $248,361          $463,405
                                         =========         =========         =================        =========

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

(7)      Contingencies:

         Patent and other proprietary rights infringement claims are common in the semiconductor industry. The Company is exposed to certain asserted and unasserted potential claims. The Company has recently received notification of possible infringements of certain patents. There can be no assurance that, with respect to these or any other such claims made against the Company, the Company could obtain licenses on terms or under conditions that would not have a material adverse effect on the Company.

(8)      Reclassification:

         The Company entered into a series of agreements with United Microelectronics Corporation ("UMC") in September 1995 pursuant to which the Company agreed to join UMC and several other companies to form a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor facility in Taiwan, Republic of China. Under the terms of the agreements, the Company invested approximately $49.7 million for an approximate 10% interest in UICC and the right to receive a percentage of the facility's wafer production at market prices.

         The portion of this investment made during the nine month period ended December 27, 1997, approximately $10.3 million, has been reclassified in the accompanying Consolidated Statement of Cash Flows as a component of cash flows from investing activities. Previously, this investment was classified as a component of cash flows from operating activities.

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

RESULTS OF OPERATIONS

REVENUE

Revenue was $50.2 million in the third quarter of fiscal 1999, as compared to $60.0 million in the third quarter of fiscal 1998. Revenue for the first nine month period of fiscal 1999 was $146.3 million, as compared to $185.7 million for the first nine month period of 1998. Revenue in the third quarter and first nine month period of fiscal 1999 as compared to the same fiscal periods in fiscal 1998 was negatively impacted by a decline in demand in Asia due to the economic crisis in that region, and a decline in demand from the computing and communications end markets. The majority of the Company's revenue in the fiscal periods presented was derived from the sale of products that address the in-system programmable ("ISP-TM-") segment of the CMOS programmable logic market. Revenue from these products comprised approximately 73% and 72% of total revenue for the third quarter and first nine month period of fiscal 1999, respectively, as compared to 67% and 63% in the third quarter and first nine month period of fiscal 1998.

Revenue from export sales was 51% in the third quarter of fiscal 1999 and the third quarter of fiscal 1998. For the first nine month period of fiscal 1999, revenue from export sales was 50%, as compared to 51% for the first nine month period of fiscal 1998. The Company expects export sales to continue to represent a significant portion of revenue. See "Factors Affecting Future Results".

Overall average selling prices decreased slightly in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998. For the first nine month period of fiscal 1999, overall average selling prices increased slightly when compared to the first nine month period of fiscal 1998. Fluctuations in overall average selling prices were due primarily to product mix changes. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products. The Company's ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See "Factors Affecting Future Results".

GROSS MARGIN

The Company's gross margin as a percentage of revenue was 61.0% in the third quarter of fiscal 1999 as compared to 60.3% in the third quarter of fiscal 1998. For the first nine month period of fiscal 1999, the gross margin was 60.6%, an increase from 59.7% in the first nine month period of fiscal 1998. This increase in gross margin percentages was primarily due to product mix changes resulting from an increase in the percentage of revenue from ISP products and reductions in the Company's manufacturing costs. Reductions in manufacturing costs were primarily due to learning curve related cost improvements passed on by contract manufacturers, internal yield improvements and the migration of products to more advanced technologies and smaller die sizes.

RESEARCH AND DEVELOPMENT

Research and development expense increased by approximately $0.5 million, or six percent, in the third quarter of fiscal 1999 when compared to the third quarter of fiscal 1998, and increased by $0.5 million, or two percent, in the first nine month period of fiscal 1999 when compared to the first nine month period of fiscal 1998. As a percentage of revenue, this expense increased to approximately 17% in the third quarter and first nine month period of fiscal 1999 from approximately 13% in the third quarter and first nine month period of fiscal 1998. This increase in spending resulted primarily from the development of new products, including the Company's new ISP product families and related software development tools. The Company believes that a continued commitment to research and development is essential in order to maintain product leadership in its existing product families and to provide innovative new product offerings, and therefore expects to continue to make significant investments in research and development in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense decreased by approximately $0.9 million, or eight percent, in the third quarter of fiscal 1999 when compared to the third quarter of fiscal 1998, and decreased by $2.9 million, or 10%, in the first nine month period of fiscal 1999 when compared to the first nine month period of fiscal 1998. This decrease was primarily due to lower sales commissions associated with the lower revenue levels. Selling, general and administrative expense represented approximately 19% of revenue for the fiscal 1999 periods, as compared to between 16% and 17% of revenue for the fiscal 1998 periods.

OTHER INCOME, NET

Interest and other income (net of expense) was approximately flat in the third quarter and first nine month period of fiscal 1999, respectively, as compared to the third quarter and first nine month period of fiscal 1998 as higher cash balances were offset by lower yields on invested balances.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 32.5% for the third quarter and first nine month period of fiscal 1999 as compared to 34.0% for the third quarter and first nine month period of fiscal 1998. This decrease was due primarily to a change in the proportion of tax-exempt investment income as a percentage of the Company's overall net income.

Deferred tax asset valuation allowances are recorded to offset deferred tax assets that can only be realized by earning taxable income in distant future years. Management established the valuation allowances because it cannot determine if it is more likely than not that such income will be earned.

FACTORS AFFECTING FUTURE RESULTS

The Company believes that its future operating results will be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of both the semiconductor industry and the end markets addressed by the Company's products, general economic conditions in countries where the Company's products are sold, price erosion, timing of new product introductions, product obsolescence, scheduling, rescheduling and cancellation of large orders, competitive factors, the ability to develop and implement new process technologies, fluctuations in manufacturing yields, the ability to achieve volume production at Seiko Epson's and the UMC Group's new wafer fabs, substantial adverse currency exchange rate movements, the availability of manufacturing capacity and wafer supply and potential litigation expenses. Due to these and other factors, the Company's past results are a less useful predictor of future results than is the case in more mature and stable industries. The Company has in the past increased its level of operating expenses and investment in manufacturing capacity in anticipation of future growth in revenues, primarily from increased sales of its new ISP products. To the extent that this revenue growth does not materialize, the Company's operating results will be adversely affected.

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

Because of the rapid rate of technological change in the semiconductor industry, the Company's success will ultimately depend in large part on its ability to introduce new products and make improvements to its existing products on a timely basis that meet a market need at a competitive price with acceptable margins. The success of new products, including the Company's new ISP product families, depends on a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance, quality and reliability in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. New and enhanced products are continually being introduced into the Company's markets by others, and these products can be expected to affect the competitive environment in the markets in which they are introduced. There is no assurance that the Company will be successful in enhancing its existing products or in selecting, developing, manufacturing, marketing and selling new products.

Future revenue growth will be largely dependent on market acceptance of the Company's new ISP product families, and continued market acceptance of the Company's proprietary software development tools. There can be no assurance that the Company's product and process development efforts will be successful or that new ISP product families will continue to achieve market acceptance. If the Company were unable to successfully define, develop and introduce competitive new products in a timely manner, its future operating results would be adversely affected.

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

The Company does not manufacture finished silicon wafers; however, its products require wafers manufactured with state-of-the-art fabrication equipment and techniques. Accordingly, the Company's strategy has been to maintain relationships with large semiconductor manufacturers for the production of its wafers. Currently all of its silicon wafers are manufactured by either Seiko Epson in Japan or the UMC Group in Taiwan. A significant interruption in supply from Seiko Epson, through Epson
Electronics America, Inc., Seiko Epson's affiliated U.S. distributor, or from the UMC Group would have a material adverse effect on the Company's business.

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

Export sales accounted for 50% and 51% of the Company's revenues for the first nine months of fiscal 1999 and 1998, respectively. The Company believes that export sales will continue to represent a significant percentage of revenues. Export sales may continue to be adversely affected by regional economic conditions such as the recent Asian economic crisis, or may be affected by the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing foreign sales offices.

The Company currently depends on Asian manufacturers -- Seiko Epson, a Japanese company, and the UMC Group, a group of affiliated Taiwanese companies -- for the manufacture of all its finished silicon wafers. In addition, after wafer manufacturing is completed and each wafer is tested, products are assembled by Asian subcontractors in Hong Kong, Malaysia, the Philippines, South Korea and Taiwan. Although the Company has yet not experienced significant problems or interruption in supply from its Asian subcontractors, the economic, financial, social and political situation in Asia has recently been volatile. Specific financial difficulties, prolonged work stoppages or other difficulties experienced by the Company's subcontractors as a result of the conditions in Asia may disrupt the Company's ability to manufacture and assemble its products and would have a material adverse effect on the Company's results of operations. Furthermore, general economic risks, such as recession, exchange rate volatility, changes in tax laws, tariffs, or freight rates, or interruptions in air transportation, could have a material adverse effect on the Company's results of operations.

The Company depends upon wafer suppliers to produce wafers with acceptable yields and to deliver them to the Company in a timely manner. Substantially all of the Company's revenues are derived from products based on E(2)CMOS-Registered Trademark- process technology. Successful implementation of the Company's proprietary E(2)CMOS process technology, UltraMOS-Registered Trademark-, requires a high degree of coordination between the Company and its wafer supplier. Therefore, significant lead time is required to reach volume production at a new wafer supply location such as Seiko Epson's or the UMC Group's new wafer fabs. Accordingly, there can be no assurance that volume production at Seiko Epson's or the UMC Group's new wafer fabs will be achieved in the near term or at all. The manufacture of high performance E2CMOS semiconductor wafers is a complex process that requires a high degree of technical skill, state-of-the-art equipment and effective cooperation between the wafer supplier and the circuit designer to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. As is common in the semiconductor industry, the Company has from time to time experienced in the past, and expects that it will experience in the future, production yield problems and delivery delays. Any prolonged inability to obtain adequate yields or deliveries could adversely affect the Company's operating results.

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

In addition, other unanticipated changes in or disruptions of the Company's wafer supply arrangements could reduce product availability, increase cost or impair product quality and reliability. Many of the factors that could result in such changes are beyond the Company's control. For example, a disruption of operations at Seiko Epson's or the UMC Group's manufacturing facilities as a result of a work stoppage, fire, earthquake or other natural disaster, would cause delays in shipments of the Company's products and would have a material adverse effect on the Company's operating results.

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

Worldwide manufacturing capacity for silicon wafers is limited and inelastic. Therefore, significant increases in demand or interruptions in supply could adversely affect the Company. In the past, the Company has experienced delays in obtaining wafers and capacity commitments. Although current commitments are anticipated to be adequate through fiscal 1999, there can be no assurance that existing capacity commitments will be sufficient to permit the Company to satisfy all of its customers' demand in future periods. The Company negotiates wafer prices and certain wafer supply commitments with Seiko Epson, Epson Electronics America, Inc. and the UMC Group on an annual basis, and, in some cases, as frequently as semiannually. Moreover, wafer prices and commitments are subject to continuing review and revision by the parties. There can be no assurance that Seiko Epson, Epson Electronics America, Inc. or the UMC Group will not reduce their allocations of wafers or increase prices to the Company in future periods or that any such reduction in supply could be offset pursuant to arrangements with alternate sources of supply. If any substantial reduction of supply or substantial price increase were to occur, the Company's operating results could be materially adversely affected.

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

The Company is currently working to address the potential impact of the Year 2000 on the processing of information by the Company's computerized systems, including interfaces to its business partners. The Company has established a project team to manage Year 2000 activities and divided the project into three phases: assessment, compliance and testing. At present, the Company is generally in the compliance phase. The Company plans to complete its Year 2000 compliance and testing effort by the third calendar quarter of 1999 and does not anticipate that resolution of Year 2000 issues will have a material adverse impact on the Company's financial position or operating results. Accordingly, the Company has not yet established formal contingency plans. However, in the event the Company, or any of its critical business partners is not successful in addressing Year 2000 issues on a timely basis, there could be a material adverse impact on the Company's operating results. Management believes the most reasonably likely worst case scenario is a temporary disruption in supplier deliveries or customer shipments. If severe disruptions occur in these areas and are not corrected in a timely manner, a revenue or profit shortfall may result in the first half of calendar year 2000. The status of the Company's Year 2000 effort by area is as follows:

INTERNAL BUSINESS SOFTWARE AND SYSTEMS: The Company has completed an inventory and assessment of its internal business software and systems, including electronic business partner interfaces. At present, two main compliance projects are ongoing. During 1998, as part of a business modernization effort, the Company purchased an Enterprise Resource Planning (ERP) package that the vendor has contractually stipulated to be Year 2000 compliant. Implementation of this ERP package is currently in process and is scheduled for completion during the first half of calendar 1999. The Company is also modifying its internally developed inventory management system to achieve Year 2000 compliance. Modification of the inventory management system is scheduled for completion during the first half of calendar 1999. The total combined cost of these two projects is not expected to exceed $2 million. Based on current schedules, the Company expects its internal business software and systems to be in compliance before the start of calendar year 2000. However, if due to unforeseen circumstances compliance projects are not successful or are not completed on a timely basis, Year 2000 issues could have a material adverse impact on the Company's operating results.

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

LIQUIDITY AND CAPITAL RESOURCES

As of January 2, 1999, the Company's principal source of liquidity was

$299.2 million of cash and short-term investments, an increase of approximately $32.1 million from the balance of $267.1 million at March 28, 1998. This increase was primarily the result of cash generated from operations. The Company also has available an unsecured $10 million demand bank credit facility with interest due on outstanding balances at a money market rate. This facility has not been used.

Accounts receivable decreased by approximately $9.7 million, or 34%, versus amounts recorded at March 28, 1998, reflecting decreased shipments associated with lower revenue levels in the third quarter of fiscal 1999. Inventories decreased by $3.6 million, or 16%, versus amounts recorded at March 28, 1998, due to decreased production in response to lower revenue levels in the first nine months of fiscal 1999. Property and equipment, net, increased by approximately $6.8 million, or 19%, versus amounts recorded at March 28, 1998, primarily due to construction in progress of additional corporate facilities. Accounts payable and accrued expenses remained approximately flat versus balances recorded at March 28, 1998, as decreased inventory expenditures were offset by the timing of payments for other expenses. Deferred income on sales to distributors decreased approximately $4.1 million, or 20%, associated with decreased inventory and resale levels at the distributors. Income taxes payable increased by $0.5 million, or 12%, as compared to the balance at March 28, 1998, primarily due to the timing of tax deductions and payments.

The majority of the Company's silicon wafer purchases are currently denominated in Japanese yen. The Company maintains yen-denominated bank accounts and bills its Japanese customers in yen. The yen bank deposits utilized to hedge yen-denominated wafer purchases are accounted for as identifiable hedges against specific and firm wafer purchases.

The Company entered into a series of agreements with United Microelectronics Corporation ("UMC") in September 1995 pursuant to which the Company agreed to join UMC and several other companies to form a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China. Under the terms of the agreements, the Company invested approximately $49.7 million for an approximate 10% equity interest in UICC and the right to receive a percentage of the facility's wafer production at market prices. In October 1997, the UICC foundry was substantially destroyed by fire. UMC, the majority owner of UICC, has informed the Company that this loss has been fully covered by an insurance settlement and additional investment income. Presently, an evaluation is under way which, when finished, will determine the estimated completion date of the new foundry. Further, alternative foundry capacity arrangements have been made available to the Company. Based on these assurances from UMC, management believes the Company will not be materially adversely effected by this event.

In March 1997, the Company entered into an advance payment production agreement with Seiko Epson and its affiliated U.S. distributor, Epson Electronics America, Inc., under which it agreed to advance approximately $86 million, payable upon completion of specific milestones, to Seiko Epson to finance construction of an eight-inch sub-micron wafer manufacturing facility. Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period. The agreement calls for wafers to be supplied by Seiko Epson through Epson Electronics America, Inc. pursuant to purchase agreements with Epson Electronics America, Inc.

The Company also has an option under this agreement to advance Seiko Epson an additional $60 million for additional wafer supply under similar terms. The first payment pursuant to this agreement, approximately $17.0 million, was made during fiscal 1997. During fiscal 1998, the Company made two additional payments aggregating approximately $34.2 million. The balance of the advance payment is currently anticipated to be made in two installments during fiscal 2000.

On June 12, 1998, the Company's Board of Directors authorized management to repurchase up to 1.2 million shares of the Company's common stock. As of January 2, 1999, the Company had repurchased 337,500 shares at an aggregate cost of approximately $9.2 million.

The Company currently anticipates capital expenditures of approximately $20 million for the fiscal year ending April 3, 1999.

The Company believes its existing sources of liquidity and expected future cash generated from operations will provide adequate funding for the Company's anticipated cash needs for the next twelve months, including the anticipated required payments to Seiko Epson.

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

                           PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K


         (a)    Exhibits.

                11.1          Computation of Net Income Per Share (1)

                27            Financial Data Schedule for Nine Months Ended
                              January 2, 1999

         (b) No reports on Form 8-K were filed during the three months ended January 2, 1999.


                              (1) Incorporated by reference to Note 3 to the Consolidated Financial Statements in the Company's quarterly report on Form 10-Q for the three months ended January 2, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LATTICE SEMICONDUCTOR CORPORATION




Date:  February 16, 1999       /s/ Stephen A. Skaggs
       ------------------     -----------------------------------
                              By: Stephen A. Skaggs, Senior Vice
                                  President, Chief Financial Officer and
                                  Secretary