Form 10-K405/A
period 1999-04-03
LATTICE SEMICONDUCTOR CORP
filed 1999-07-27
CIK 855658

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C 20549

                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

         COMMISSION FILE NUMBER: 0-18032

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 3, 1999 OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                            ------------------------

                       LATTICE SEMICONDUCTOR CORPORATION

             (Exact name of Registrant as specified in its Charter)

                DELAWARE                               93-0835214
        (State of Incorporation)          (I.R.S. Employer Identification No.)

 5555 NE MOORE COURT, HILLSBORO, OREGON                97124-6421
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

                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       LATTICE SEMICONDUCTOR CORPORATION
                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                 ANNUAL REPORT

                               TABLE OF CONTENTS

ITEM OF FORM 10-K                                                                                    PAGE
---------------------------------------------------------------------------------------------------  ----
PART I

  Item 1        --       Business..................................................................     1
  Item 2        --       Properties................................................................    14
  Item 3        --       Legal Proceedings.........................................................    14
  Item 4        --       Submission of Matters to a Vote of Security Holders.......................    15
  Item 4(a)     --       Executive Officers of the Registrant......................................    15

PART II

  Item 5        --       Market for the Registrant's Common Stock and Related Stockholder
                           Matters.................................................................    17
  Item 6        --       Selected Financial Data...................................................    17
  Item 7        --       Management's Discussion and Analysis of Financial Condition and Results of
                           Operations..............................................................    17
  Item 7(a)     --       Quantitative and Qualitative Disclosures about Market Risk................    17
  Item 8        --       Financial Statements and Supplementary Data...............................    18
  Item 9        --       Changes in and Disagreements with Accountants on Accounting and Financial
                           Disclosure..............................................................    18

PART III

  Item 10       --       Directors and Executive Officers of the Registrant........................    18
  Item 11       --       Executive Compensation....................................................    19
  Item 12       --       Security Ownership of Certain Beneficial Owners and Management............    19
  Item 13       --       Certain Relationships and Related Transactions............................    19

PART IV

  Item 14       --       Exhibits, Financial Statement Schedules and Reports on Form 8-K...........    19

Signatures.........................................................................................    22

Financial Statement Schedules......................................................................   S-1

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

GENERAL

    Lattice Semiconductor Corporation designs, develops and markets high performance programmable logic devices ("PLDs") and related development system software. We are the inventor and world's leading supplier of in-system programmable ("ISP-TM-") PLDs. We introduced ISP devices to the industry in 1992. PLDs are standard semiconductor components that can be configured by the end customer as specific logic functions, enabling shorter design cycle times and reduced development costs. Our products are sold worldwide through an extensive network of independent sales representatives and distributors, primarily to original equipment manufacturers ("OEMs") of communication, computing, industrial and military systems. Lattice was founded in 1983 and is based in Hillsboro, Oregon.

    In June 1999, we acquired Vantis Corporation from Advanced Micro Devices ("AMD") for approximately $500 million in cash. The transaction is being accounted for under the purchase method in our consolidated financial statements beginning with the period ended July 3, 1999. We have also agreed with AMD to sign a mutual election under the Internal Revenue Code that will allow us to deduct the purchase price for tax purposes over a 15-year period. We expect the primary benefits from this acquisition will be an acceleration of our ability to develop new products and technologies and an improvement of our ability to reach and service a greater number of customers.

    While Vantis will remain a wholly-owned subsidiary, its business will be integrated into our operations. See "Factors Affecting Future Results." The business of Vantis is substantially similar to our business. Prior to the acquisition, Vantis relied upon AMD for most manufacturing activities as well as certain financial and administrative services. As a part of our acquisition agreement, AMD has agreed to continue to perform many of these services for specific time periods. See "Licenses and Agreements--AMD."

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

    Manufacturers of electronic equipment are increasingly challenged to bring differentiated products to market quickly. These competitive pressures often preclude the use of custom-designed ASICs, which generally entail significant design risks and time delay. Standard logic products, an alternative to custom-designed ASICs, limit a manufacturer's flexibility to adequately customize an end system. Programmable logic addresses this inherent dilemma. PLDs are standard products, purchased by systems manufacturers in a "blank" state, that can be custom configured into a virtually unlimited number of specific logic functions by programming the device with electrical signals. PLDs give system designers the ability to quickly create their own custom logic functions to provide product differentiation without sacrificing rapid time to market. Certain PLD products, including our own, are reprogrammable, meaning that the logic configuration can be modified, if needed, after the initial programming. In-system programmable PLDs, first pioneered by us, extend the flexibility of standard reprogrammable PLDs by allowing the system designer to configure and reconfigure the logic functions of the PLD with standard 5-volt or 3.3-volt power supplies without removing the PLD from the system board.

    The PLD market has two primary segments: low-density PLDs (less than 1,000 logic gates) and high-density PLDs (greater than 1,000 logic gates). High-density PLD devices include devices based on both the complex PLD ("CPLD") and field programmable gate array ("FPGA") architectures.

    Products based on these alternative high-density PLD architectures are generally optimal for different types of logic functions, although many logic functions can be implemented using either architecture. CPLDs are characterized by a regular building block structure of wide-input logic cells, called macrocells, and use of a centralized logic interconnect scheme. CPLDs are optimal for control logic applications, such as state machines, bus arbitration, encoders, decoders and sequencers. FPGAs are characterized by a narrow-input logic cell and use a distributed interconnect scheme. FPGAs are optimal for register intensive and data path logic applications such as interface logic and arithmetic functions. We believe that a substantial portion of high-density PLD customers utilize both CPLD and FPGA architectures within a single system design, partitioning logic functions across multiple devices to optimize overall system performance and cost.

TECHNOLOGY

    We believe that electrically erasable CMOS ("E2CMOS-Registered Trademark-") is the preferred process technology for PLD products due to its inherent performance, reprogrammability and testability benefits. E2CMOS technology, through its fundamental ability to be programmed and erased electronically, serves as the foundation for our ISP products.

IN-SYSTEM PROGRAMMABLE (ISP) PRODUCTS AND TECHNOLOGY

    We pioneered the development of ISP products which utilize 5-volt or 3.3-volt programming signals and, as a result, can be configured and reconfigured by a system designer without being removed from the printed circuit board. Standard E2CMOS programmable logic devices require a 12-volt programming signal and therefore must be removed from the printed circuit board and programmed using specialized hardware. ISP devices offer enhanced flexibility versus standard PLDs and provide significant customer benefits. ISP devices can allow customers to reduce design cycle times, accelerate time to market, reduce prototyping costs, reduce manufacturing costs and lower inventory requirements. ISP devices can also provide customers the opportunity to perform simplified and cost-effective field reconfiguration through a data file transferred by computer disk or serial data signal.

PRODUCTS

ISP PRODUCTS

    SILICON. We first entered the ISP market in 1992 and currently offer eleven distinct families of ISP products, each consisting of multiple devices. We are currently shipping over 300 performance, package and temperature range combinations of ISP products.

    ispLSI-Registered Trademark- 1000/E: Our original ISP family utilizes an innovative, proprietary CPLD architecture incorporating familiar GAL-Registered Trademark- ("Generic Array Logic") based logic building blocks. This family provides performance of up to 125 MHz (7.5 nanosecond propagation delay), densities of 2,000 to 8,000 gates and is available in 44- to 128-pin standard surface mount packages.

    ispLSI 2000E/VE: Introduced in 1998, the SuperFAST-TM- 5-volt ispLSI 2000E and 3.3-volt ispLSI 2000VE families utilize an architecture designed for input/output ("I/O") intensive applications and are the industry's fastest CPLDs. These families provides performance of up to 200 MHz (3.5 nanosecond propagation delay), densities of 1,000 to 8,000 gates and are available in 44-to 208-pin standard surface mount packages.

    ispLSI 3000/E: The ispLSI 3000/E family incorporates an enhanced CPLD architecture to target higher density applications while retaining high performance. This family provides densities of 7,000 to 20,000 gates, performance of up to 125 MHz (7.5 nanosecond propagation delay), and is available in 160- to 432-pin surface mount packages.

    ispLSI 5000V: Introduced in 1998, the SuperWIDE-TM- 3.3-volt ispLSI 5000V family is based on an entirely new CPLD architecture that incorporates a 68-input logic block. This innovative logic block architecture, the industry's widest, makes the 5000V family an ideal solution for 32-bit and emerging 64-bit control logic applications. This family provides densities of 12,000 to 24,000 gates, performance of up to 125 MHz (7.5 nanoseconds propagation delay), and is available in 192- to 388-pin surface mount packages.

    ispLSI 8000: Introduced in 1998, the SuperBIG-TM- 5-volt ispLSI 8000 family utilizes an entirely new hierarchical CPLD architecture designed to efficiently implement large, register intensive, logic applications. This family provides densities of 25,000 to 50,000 gates, performance of up to 110 MHz (8.5 nanoseconds propagation delay), and is available in 272- to 492-pin surface mount packages.

    MACH-Registered Trademark- 1/2: The MACH 1 and MACH 2 product families represent the first and second generation CPLD product architectures of Vantis Corporation. These families provides performance of up to 180 MHz (5 nanosecond propagation delay), densities of 1,000 to 5,000 gates and are available in 44- to 100-pin standard surface mount packages.

    MACH 4/LV: First introduced in 1993 by Vantis Corporation, the MACH 4/LV family incorporates an enhanced CPLD architecture and was designed for speed, power, ease-of-use and pin-locking. This family provides performance of up to 110 MHz (7.5 nanosecond propagation delay), densities of 1,000 to 10,000 gates and is available in 44- to 256-pin standard surface mount packages.

    MACH 5/LV: First introduced in 1996 by Vantis Corporation, the MACH 5/LV family incorporates an enhanced CPLD architecture combined with a hierarchical interconnect scheme and was designed for speed, power and high density. This family provides performance of up to 180 MHz (5 nanosecond propagation delay), densities of 5,000 to 20,000 gates and is available in 100- to 352-pin standard surface mount packages.

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

    We plan to continue to introduce new families of ISP products, as well as improve the performance and reduce the manufacturing cost of our existing product families based on market needs.

SOFTWARE DEVELOPMENT TOOLS.

    All Lattice ISP products are supported by ispEXPERT-TM-, our third generation software development tool suite. Supporting both the PC and UNIX platforms, ispEXPERT allows a customer to enter, verify and synthesize a design, perform logic simulation and timing analysis, assign I/O pins and critical speed paths, debug and floorplan a design, execute automatic place and route tasks and download a program to an ISP device. Seamlessly integrated with third-party electronic design automation ("EDA") environments, ispEXPERT leverages customers' prior investments in products offered by Aldec, Cadence, Mentor Graphics, OrCAD, Synopsys, Synplicity, Viewlogic and Veribest.

    All ISP products originally introduced by Vantis Corporation are currently supported by DesignDirect-TM-, a second generation software development tool suite. Supporting the PC platform, DesignDirect allows a customer to enter, verify and synthesize a design, perform logic simulation and timing analysis, assign I/O pins and critical speed paths, debug a design, execute automatic place and route tasks and download a program to an ISP device. Integrated with third-party EDA environments, DesignDirect leverages customers' prior investments in products offered by Cadence, Mentor Graphics, OrCAD, Synopsys, Synplicity and Viewlogic.

    In the future, we plan to integrate our software development tools while continuing to enhance and expand their capabilities.

    We also provide a variety of software algorithms that support in-system programming of the Company's ISP devices via multiple formats and mechanisms. These software products include ispCODE-TM-, Turbo ispDOWNLOAD-TM-, ispREMOTE-TM-, ispATE-TM-, ispSVF-TM- and ispVM-TM-.

NON-ISP PRODUCTS

    We offer the industry's broadest line of low-density CMOS PLDs based on our 20 families of GAL and PALCE-Registered Trademark- products offered in over 200 speed, power, package and temperature range combinations. PALCE products were originally introduced by Vantis Corporation and are typically compatible with GAL products. GAL and PALCE devices range in complexity from approximately 200 to 1,000 logic gates and are typically assembled in 20-, 24- and 28-pin standard dual in-line packages and in 20- and 28-pin standard plastic leaded chip carrier packages. The Company offers standard 610, 16V8, 20V8, 22V10, 20RA10, 20XV10 and 26V12 architectures in a variety of speed grades, with propagation delays as low as 3.5 nanoseconds, the highest performance in the industry. In addition, we offer several proprietary extension architectures, the 6001/2, 16VP8, 16V8Z, 18V10, 20VP8, 20V8Z, 22V10Z, 24V10 and 29M16, each of which is optimized for specific applications. We also offer a full range of 3.3-volt standard architectures, the 16LV8, 20LV8, 22LV10 and 26CLV12 in a variety of speed grades, with propagation delays as low as 3.5 nanoseconds, the highest performance in the industry.

    Our non-ISP products are supported by industry standard software and hardware development tools marketed by independent manufacturers specifically for PLD applications.

PRODUCT DEVELOPMENT

    We place substantial emphasis on new product development and believe that continued investment in this area is required to maintain our competitive position. See "Factors Affecting Future Results." Our product development activities emphasize new proprietary ISP products, enhancement of existing products and process technologies and improvement of software development tools. Product development activities occur in Hillsboro, Oregon; Silicon Valley, California; Austin, Texas; Colorado Springs, Colorado; Corsham, England and Shanghai, China.

    Research and development expenses were $27.8 million, $32.0 million and $33.2 million in fiscal years 1997, 1998 and 1999, respectively. We expect to continue to make significant future investments in research and development.

OPERATIONS

    We do not manufacture our own silicon wafers and have historically maintained strategic relationships with large semiconductor manufacturers to source our finished silicon wafers. This allows our internal resources to be focused on product, process and market development. In addition, all of our assembly operations are performed by outside suppliers. We do perform certain test operations and reliability and quality assurance processes internally. We have achieved ISO 9001 quality certification, an indication of our high internal operational standards.

WAFER FABRICATION

    The majority of our silicon wafer requirements have historically been supplied by Seiko Epson Corporation ("Seiko Epson") in Japan pursuant to an agreement with Epson Electronics America, Inc. ("EEA", formerly SMOS Systems, Inc. "S MOS"), an affiliated U.S. distributor of Seiko Epson. See "Licenses and Agreements--Seiko Epson/S MOS." We negotiate wafer volumes, prices and terms with Seiko Epson and EEA on a periodic basis. We also receive silicon wafers from the United Microelectronics Corporation Group of affiliated companies ("UMC Group") in Taiwan pursuant to a series of agreements entered into in 1995. Wafer prices and other purchase terms related to this commitment are subject to periodic adjustment. See "Licenses and Agreements--UMC Group." Currently, the substantial majority of the silicon wafers for Vantis Corporation products are manufactured by AMD pursuant to an agreement first entered into in 1996 and subsequently amended and restated at the time of our acquisition of Vantis. See "Licenses and Agreements--AMD." A significant interruption or shortage in our wafer supply from Seiko Epson through EEA, the UMC Group, or AMD would have a material adverse effect on our business. A significant or unexpected deterioration in the silicon wafer quality or yield levels achieved by Seiko Epson, the UMC Group, or AMD could also have a material adverse effect on our business. See "Factors Affecting Future Results."

ASSEMBLY

    After wafer fabrication and initial testing, we ship wafers to independent subcontractors for assembly. During assembly, wafers are separated into individual die and encapsulated in plastic or ceramic packages. Presently, we have qualified long-term assembly partners in Hong Kong, Malaysia, the Philippines, South Korea, Taiwan and Thailand. See "Factors Affecting Future Results."

TESTING

    We electrically test the die on each wafer prior to shipment for assembly. Following assembly, prior to customer shipment, each product undergoes final testing using test equipment, techniques and quality assurance procedures. Final testing on certain products is performed at independent contractors in Malaysia, the Philippines, South Korea, Taiwan, Thailand and the United States.

MARKETING, SALES AND CUSTOMERS

    We sell our products directly to end customers through a network of independent manufacturers' representatives and indirectly through a network of independent distributors. We also employ a direct sales management and field applications engineering organization to support our end customers and indirect sales resources. Our end customers are primarily original equipment manufacturers in the fields of communication, computing, industrial and military systems.

    At April 3, 1999, we utilized 21 manufacturers' representatives and four distributors in North America. Arrow Electronics, Inc., Avnet, Inc. and Marshall Industries provide full distribution coverage, while Future Electronics provides regional distribution coverage in Canada. We have also established export sales channels in over 30 foreign countries through a network of over 30 sales representatives and distributors. Approximately one-half of our North American sales and the majority of our export sales are made through distributors.

    We protect each of our North American distributors and some of our foreign distributors against reductions in published prices, and expect to continue this policy in the foreseeable future. We also allow returns from these distributors of unsold products under certain conditions. For these reasons, we do not recognize revenue until products are resold by these distributors.

    We provide technical and marketing support to our end customers with engineering staff based at our headquarters, design centers and selected field sales offices. We maintain numerous domestic and international field sales offices in major metropolitan areas.

    Export sales accounted for 49%, 51% and 50% of our total revenue in fiscal 1997, 1998 and 1999, respectively. Both export and domestic sales are denominated in U.S. dollars, with the exception of sales to Japan, which are dominated in yen. If our export sales decline significantly there would be a material adverse impact on our business. See "Factors Affecting Future Results."

    Our products are sold to a large and diverse group of customers. No individual end customer accounted for more than 10% of total revenue in fiscal 1997, 1998 or 1999. No export sales to any individual country accounted for more than 10% of total revenue in fiscal 1997, 1998 or 1999.

BACKLOG

    Our backlog of scheduled and released orders as of April 3, 1999 was approximately $30.4 million as compared to approximately $31.8 million as of March 28, 1998. Our backlog consists of direct OEM and distributor orders scheduled for delivery within the next 90 days. Distributor orders accounted for the majority of the backlog in both periods. Direct OEM customer orders may be changed, rescheduled or cancelled under certain circumstances without penalty prior to shipment. Additionally, distributor orders generally may be changed, rescheduled or cancelled without penalty prior to shipment. Furthermore, distributor shipments are subject to rights of return and price adjustment. Revenue associated with distributor shipments is not recognized until the product is resold to an end customer. In recent periods, the majority of our revenue has resulted from orders placed and filled within the same period ("turns orders"). By definition, turns orders are not captured in a backlog measurement made at the beginning of a period. We do not anticipate a significant change in this business pattern. For all these reasons, backlog as of any particular date should not be used as a predictor of revenue for any future period.

COMPETITION

    The semiconductor industry is intensely competitive and characterized by rapid rates of technological change, product obsolescence and price erosion. Our current and potential competitors include a broad range of semiconductor companies from large, established companies to emerging companies, many of which have greater financial, technical, manufacturing, marketing and sales resources.

    The principal competitive factors in the PLD market include product features, price, customer support, and sales, marketing and distribution strength. The availability of competitive software development tools is also critical. In addition to product features such as density, speed, power consumption, reprogrammability, design flexibility and reliability, competition in the PLD market occurs on the basis of price and market acceptance of specific products and technology. We believe that we compete favorably with respect to each of these factors. We intend to continue to address these competitive factors by working to continually introduce product enhancements and new products, by seeking to establish our products as industry standards in their respective markets, and by working to reduce the manufacturing cost of our products.

    In the ISP PLD market, we primarily compete directly with Altera and Xilinx, both of whom offer competing products. We also compete indirectly with other PLD suppliers as well as other semiconductor companies who provide non-PLD based logic solutions. Although to date we have not experienced significant competition from companies located outside the United States, such companies may become a more significant competitive factor in the future. Competition may also increase as we and our current competitors seek to expand our markets. Any such increases in competition could have a material adverse effect on our operating results. See "Factors Affecting Future Results."

PATENTS

    We seek to protect our products and wafer fabrication process technologies primarily through patents, trade secrecy measures, copyrights, mask work protection, trademark registrations, licensing restrictions, confidentiality agreements and other approaches designed to protect proprietary information. There can be no assurance that others may not independently develop competitive technology not covered by our intellectual property rights or that measures we take to protect our technology will be effective. See "Factors Affecting Future Results."

    We hold numerous domestic, European and Japanese patents and have patent applications pending in the United States, Japan and Europe. There can be no assurance that pending patent applications or other applications that may be filed will result in issued patents, or that any issued patents will survive challenges to their validity. Although we believe that our patents have value, there can be no assurance that our patents, or any additional patents that may be issued in the future, will provide meaningful protection from competition. We believe our success will depend primarily upon the technical expertise, experience, creativity and the sales and marketing abilities of our personnel.

    Patent and other proprietary rights infringement claims are common in our industry. There can be no assurance that, with respect to any claim made against us, we could obtain a license on terms or under conditions that would not have a material adverse effect on our business. See "Factors Affecting Future Results."

LICENSES AND AGREEMENTS

SEIKO EPSON/EPSON ELECTRONICS AMERICA, INC.

    EEA, an affiliated U.S. distributor of Seiko Epson, has agreed to provide us with manufactured wafers in quantities based on six-month rolling forecasts. We have committed to buy certain minimum quantities of wafers per month. Wafers for our products are manufactured in Japan at Seiko Epson's wafer fabrication facilities and are delivered to us by EEA. Prices for the wafers obtained from EEA are reviewed and adjusted periodically.

    In July 1994, we entered into an advance production payment agreement with Seiko Epson and EEA, under which we advanced to Seiko Epson $42 million during fiscal 1995 to be used by Seiko

Epson to finance additional sub-micron semiconductor wafer manufacturing capacity. Under the terms of the agreement, the advance is to be repaid in the form of advanced technology sub-micron semiconductor wafers. In conjunction with the advance production payment agreement, we also paid $2 million during fiscal 1995 for the development of sub-micron process technology and the fabrication of engineering wafers. These agreements call for wafers to be supplied by Seiko Epson through EEA pursuant to a purchase agreement concluded with EEA. As of April 3, 1999, all wafers pursuant to these agreements had been received.

    In March 1997, we entered into a second advance production payment agreement with Seiko Epson and EEA under which we agreed to advance approximately $85 million, payable upon completion of specific milestones, to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility. The timing of the payments is related to certain milestones in the development of the facility. Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period. The agreement calls for wafers to be supplied by Seiko Epson through EEA pursuant to purchase agreements concluded with EEA. We also have an option under the agreement to advance Seiko Epson an additional $60 million for additional wafer supply under similar terms. The first payment under this agreement, approximately $17.0 million, was made during fiscal 1997. During fiscal 1998, we made two additional payments aggregating approximately $34.2 million.

UMC GROUP

    In September 1995, we entered into a series of agreements with UMC pursuant to which we agreed to join UMC and several other companies to form a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China. Under the terms of the agreement, we invested approximately $49.7 million between fiscal 1996 and fiscal 1998 for an approximate 10 percent equity interest in UICC and the right to purchase a percentage of the facility's wafer production at market prices.

    In October 1996, we entered into an agreement with Utek Corporation, a public Taiwanese company in the wafer foundry business that became affiliated with the UMC Group in 1998, pursuant to which we agreed to make a series of equity investments in Utek under specific terms. In exchange for these investments we received the right to purchase a percentage of Utek's wafer production. Under this agreement we have invested approximately $17.5 million in three separate installments and currently own approximately 2.5 percent of the outstanding equity of Utek.

    In June 1999, the Board of Directors of UICC and the Board of Directors of UMC voted in favor of merging UICC into UMC. Also in June 1999, the Board of Directors of Utek and the Board of Directors of UMC voted in favor of merging Utek into UMC. The matter is currently scheduled for a UMC shareholder vote in July 1999. If the shareholder vote is successful and the merger is subsequently approved by Taiwanese authorities we will receive approximately 60 million shares of UMC stock in exchange for our equity interests in UICC and Utek. After the merger, the Company expects to own less than one percent of UMC's common stock. We have also received assurance from UMC management that our capacity rights will be preserved after the merger. UMC shares trade on the Taiwanese stock exchange. At the current UMC market price and NT$ exchange rate, our prospective UMC equity ownership would have a market value of approximately $115 million. We have no plans to liquidate this investment.

AMD

    In June 1999, as part of our acquisition of Vantis, we entered into a series of agreements with AMD to support the continuing operations of Vantis.

    AMD has agreed to provide us with finished silicon wafers through September 2003 in quantities based either on a rolling six-month or an annual forecast. We have committed to buy certain minimum quantities of wafers and AMD has committed to supply certain quantities of wafers during this period. Wafers for our products are manufactured in the Unites States at multiple AMD wafer fabrication facilities. Prices for these wafers will be reviewed and adjusted periodically.

    AMD has also agreed to provide us with certain administrative services through September 2000. These services had been provided to Vantis prior to our acquisition and include information technology, finance and accounting, and certain engineering and quality support activities. These services may be terminated, at our option, prior to September 2000 with one-month notice. Prices for services are consistent with prices paid by Vantis immediately prior to our acquisition.

    We have also entered into an agreement with AMD pursuant to which we have cross-licensed Vantis patents with AMD patents, having an effective filing date of June 1999, related to PLD products. This cross-license was made on a worldwide, non-exclusive and royalty-free basis.

FACTORS AFFECTING FUTURE RESULTS

    Notwithstanding the objectives, projections, estimates and other forward-looking statements in this Annual Report, our future operating results will continue to be subject to quarterly variations based on a wide variety of risks. These risks include, but are not limited to:

OUR WAFER SUPPLY COULD BE INTERRUPTED OR REDUCED AND RESULT IN A SHORTAGE OF
  FINISHED PRODUCTS AVAILABLE FOR SALE.

    We do not manufacture finished silicon wafers. Currently all our silicon wafers are manufactured by Seiko Epson in Japan; the UMC Group, a group of affiliated companies in Taiwan; and AMD in the United States. If Seiko Epson, through its U.S. affiliate Epson Electronics America, the UMC Group or AMD significantly interrupts or reduces our wafer supply, our operating results would be adversely affected.

    In the past, we have experienced delays in obtaining wafers and in securing supply commitments from our foundries. At present, we anticipate that our supply commitments are adequate. However, these existing supply commitments may not be sufficient for us to satisfy customer demand in future periods. Additionally, during times of capacity shortage, notwithstanding our supply commitments we may still have difficulty in obtaining wafer deliveries consistent with the supply commitments. We negotiate wafer prices and supply commitments on at least an annual basis. If Seiko Epson, Epson Electronics America, the UMC Group or AMD reduces our supply commitment or increases our wafer prices, and we cannot find alternative sources of wafer supply, our operating results could be adversely affected.

    Many other factors that could disrupt our wafer supply are beyond our control. Since worldwide manufacturing capacity for silicon wafers is limited and inelastic, we could be adversely affected by significant industry wide increases in overall wafer demand or interruptions in wafer supply. Additionally, a disruption of Seiko Epson's, the UMC Group's or AMD's foundry operations as a result of a fire, earthquake or other natural disaster would disrupt our wafer supply and would have an adverse effect on our operating results.

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

    Substantially all of our revenues are derived from products based on a specialized silicon wafer manufacturing process technology called E2CMOS-TM-. The reliable manufacture of high performance E2CMOS semiconductor wafers is a complicated and technically demanding process requiring:

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

OUR PRODUCTS MAY NOT BE COMPETITIVE IF WE ARE UNSUCCESSFUL IN MIGRATING OUR
  MANUACTURING PROCESSES TO MORE ADVANCED TECHNOLOGIES.

    In order to develop new products and maintain the competitiveness of existing products, we need to migrate to more advanced wafer manufacturing processes that utilize larger wafer sizes and smaller device geometries. We may also utilize additional foundries. Since we depend upon foundries to provide their facilities and support for our process technology development, we may experience delays in the availability of advanced wafer manufacturing process technologies at existing or new wafer fabrication facilities. As a result, volume production of our advanced E2CMOS-TM- process technologies at the new fabs of Seiko Epson, the UMC Group or future foundries may not be achieved. This could have an adverse effect on our operating results.

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

    If, due to these or other factors, our new products do not achieve market acceptance, our business and financial condition will be adversely affected.

WE MAY EXPERIENCE UNEXPECTED DIFFICULTIES INTEGRATING VANTIS CORPORATION.

    Integration of Vantis has begun. If integration is unsuccessful, more difficult or more time consuming than originally planned, we may incur unexpected disruptions to our ongoing business. These disruptions may have an adverse effect on our operations and financial results. Further, the following specific factors may adversely affect our ability to integrate the business of
Vantis:

    - We may experience unexpected losses of key employees or customers;

    - We may experience difficulties or delays in conforming the standards, processes, procedures and controls of our two businesses;

    - We may experience unexpected costs and discover unexpected liabilities;

    - We may not receive manufacturing support and administrative services from Vantis' former parent corporation, AMD, at a level of quality and timeliness consistent with the historical delivery of this support;

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

DETERIORATION OF CONDITIONS IN ASIA MAY DISRUPT OUR EXISTING SUPPLY ARRANGEMENTS
  AND RESULT IN A SHORTAGE OF FINISHED PRODUCTS AVAILABLE FOR SALE.

    Two of our three silicon wafer suppliers operate fabs located in Asia. Our finished silicon wafers are assembled and tested by independent subcontractors located in Hong Kong, Malaysia, the Philippines, South Korea, Taiwan and Thailand. A prolonged interruption in our supply from any of these subcontractors could have an adverse effect on our operating results.

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

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY MAY LIMIT OUR ABILITY TO
  MAINAIN OR GROW REVENUE AND PROFIT LEVELS DURING FUTURE INDUSTRY DOWNTURNS.

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

YEAR 2000 COMPLIANCE

    We are currently working to address the potential impact of the Year 2000 on the processing of information by our computerized systems, including interfaces to our business partners.

    In June 1999, we completed our planned Year 2000 compliance activities with respect to our products and internal systems, software, equipment and facilities. Based solely on these activities, management believes that all products and material internal systems, software, equipment and facilities are currently Year 2000 compliant. We do not anticipate that potential Year 2000 issues will have a material adverse impact on our financial position or operating results. In aggregate, approximately $2 million in expenses were incurred to fund Year 2000 compliance activities.

    However, we could be adversely impacted if any of our critical business partners were to experience a severe business interruption due to a failure to address their internal Year 2000 issues in a timely manner. The most reasonably likely worst case Year 2000 scenario is a temporary disruption in supplier deliveries or customer shipments. If a severe disruption occurs in either of these two areas and is not corrected in a timely manner, a revenue or profit shortfall may result in the first half of calendar year 2000. Based solely on responses received to date from our business partners, we have no reason to believe that there will be such a material adverse impact. However, if the responses received from our business partners are inaccurate or happen to change, then there could be such a material adverse impact. Management is evaluating Year 2000 business interruption scenarios and developing appropriate contingency plans.

EMPLOYEES

    As of April 3, 1999 we had 546 full-time employees. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical and management personnel. See "Factors Affecting Future Results." None of our employees is subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations good.

ITEM 2.  PROPERTIES.

    Our corporate headquarters are located in three connected buildings we own in Hillsboro, Oregon, comprising a total of approximately 200,000 square feet. We also own a 13,000 square foot research and development facility and approximately 6,000 square feet of dormitory facilities in Shanghai, China. We lease, through 2001, a 41,000 square foot product development facility in Milpitas, California. We recently opened a design center in Corsham, England in a facility leased on a short-term basis. We also lease, on a short-term basis, office facilities for our domestic and international sales offices.

    Vantis Corporation leases, on a long-term basis, product development facilities in Sunnyvale, California; Austin, Texas and Colorado Springs, Colorado. Vantis also leases, on a short-term basis, office facilities for domestic and international sales offices.

ITEM 3.  LEGAL PROCEEDINGS.

    ADVANCED MICRO DEVICES, INC. V. ALTERA CORPORATION (CASE NO. C-94-20567-RMW, N.D. CAL.). This litigation, which began in 1994, involves multiple claims and counterclaims for patent infringement relating to Vantis and Altera programmable logic devices. We assumed this litigation as part of our acquisition of Vantis.

    In April 1999, the Federal Court of Appeal reversed earlier jury and Court decisions and held that Altera is not licensed to the eight AMD patents-in-suit. These eight AMD patents were subsequently assigned to Vantis. Also in April 1999, following the decision of the Federal Court of appeal, Altera filed a petition for rehearing. In June 1999, the Federal Court of Appeal denied Altera's petition for rehearing.

    In connection with our acquisition of Vantis, we have agreed to assume both the claims against Altera and the claims by Altera against AMD. Although there can be no assurance as to the results of such litigation, based upon information presently known to management, we do not believe that the ultimate resolution of this lawsuit will have a material adverse effect on our business. The foregoing statement constitutes a forward-looking statement and the actual results may differ materially depending on a number of factors, including new court decisions and additional counterclaims made by other parties to such litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT.

    As of June 14, 1999, the executive officers of Lattice Semiconductor are as set forth below.

NAME                                            AGE                                 POSITION
------------------------------------------      ---      ---------------------------------------------------------------
Cyrus Y. Tsui.............................          53   President, Chief Executive Officer and Chairman of the Board

Steven A. Laub............................          40   Senior Vice President and Chief Operating Officer

Stephen A. Skaggs.........................          36   Senior Vice President, Chief Financial Officer and Secretary

Stephen M. Donovan........................          48   Corporate Vice President, Sales

Jonathan K. Yu............................          58   Corporate Vice President, Business Development

Martin R. Baker...........................          43   Vice President and General Counsel

Randy D. Baker............................          40   Vice President, Manufacturing

Albert L. Chan............................          49   Vice President and General Manager, Lattice Silicon Valley

Thomas J. Kingzett........................          52   Vice President, Reliability and Quality Assurance

Stanley J. Kopec..........................          48   Vice President, Corporate Marketing

Rodney F. Sloss...........................          55   Vice President, Finance

Kenneth K. Yu.............................          51   Vice President and Managing Director, Lattice Asia

    Our executive officers are appointed by the Board of Directors to serve at the discretion of the Board and hold office until the officers' successors are appointed.

    Cyrus Y. Tsui joined Lattice in September 1988 as President, Chief Executive Officer and Director, and in March 1991 was named Chairman of the Board. From 1987 until he joined, Mr. Tsui was Corporate Vice President and General Manager of the Programmable Logic Division of AMD. He was Vice President and General Manager of the Commercial Products Divisions of Monolithic Memories Incorporated from 1983 until the merger with AMD in 1987. Mr. Tsui has held technical and managerial positions in the semiconductor industry for over 30 years. He has worked in the programmable logic industry since its inception.

    Steven A. Laub joined Lattice in June 1990 as Vice President and General Manager. He was elected Senior Vice President and Chief Operating Officer in August 1996.

    Stephen A. Skaggs joined Lattice in December 1992 as Director, Corporate Development. He was elected Senior Vice President, Chief Financial Officer and Secretary in August 1996.

    Stephen M. Donovan joined Lattice in October 1989 and has served as Director of Marketing and Director of International Sales. He was elected Vice President, International Sales in August 1993. He was elected Corporate Vice President, Sales, in May 1998. Mr. Donovan has worked in the programmable logic industry since 1982.

    Jonathan K. Yu joined Lattice in February 1992 as Vice President, Operations. He was elected Corporate Vice President, Business Development in August 1996. Mr. Yu has held technical and managerial positions in the semiconductor industry for over 30 years.

    Martin R. Baker joined Lattice in January 1997 as Vice President and General Counsel. From 1991 until he joined, Mr. Baker held legal positions with Altera Corporation.

    Randy D. Baker joined Lattice in April 1985 as Manager, Manufacturing and was promoted in 1988 to Director, Manufacturing. He was elected Vice President, Manufacturing in August 1996.

    Albert L. Chan joined Lattice in May 1989 as California Design Center Manager and was promoted in 1991 to Director, California Product Development Center. He was elected Vice President, California Product Development in August 1993. He was elected Vice President and General Manager, Lattice Silicon Valley, in August 1997. Mr. Chan has worked in the programmable logic industry since 1983.

    Thomas J. Kingzett joined Lattice in July 1992 as Director, Reliability and Quality Assurance. He was elected Vice President, Reliability and Quality Assurance in May 1998. Mr. Kingzett has worked in the semiconductor industry for over 25 years.

    Stanley J. Kopec joined Lattice in August 1992 as Director, Marketing. He was elected Vice President, Corporate Marketing in May 1998. Mr. Kopec has worked in the programmable logic industry since 1985.

    Rodney F. Sloss joined Lattice in May 1994 as Vice President, Finance. Prior to joining, Mr. Sloss served as Chief Financial Officer of The Alexander Haagen Company, a real estate developer.

    Kenneth K. Yu joined Lattice in January 1991 as Director of Process Technology. He has served as Managing Director, Lattice Asia since November 1992 and was elected Vice President, Lattice Asia in August 1993. Mr. Yu has held technical and managerial positions in the semiconductor industry for over 25 years.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
  MATTERS.

    Our common stock is traded on the over-the-counter market and prices are quoted on the Nasdaq National Market under the symbol "LSCC". The following table sets forth the high and low sale prices for our common stock for the last two fiscal years and for the period since April 3, 1999. On June 17, 1999, the last reported sale price of our common stock was $57 3/4. As of June 17, 1999, we had approximately 311 stockholders of record.

                                                 HIGH        LOW
                                               --------    --------
Fiscal 1998:
  First Quarter..............................  $62 5/8     $41 1/2
  Second Quarter.............................   74 1/2      54 7/8
  Third Quarter..............................   67 1/2      45
  Fourth Quarter.............................   57          39 3/4

Fiscal 1999:
  First Quarter..............................  $54 5/8     $25 5/8
  Second Quarter.............................   36 5/8      23 1/4
  Third Quarter..............................   46 1/2      18 7/8
  Fourth Quarter.............................   56 5/16     37 3/4

Fiscal 2000:
  First Quarter (through June 28, 1999)......  $61 7/8     $38 1/16

    The payment of dividends on the common stock is within the discretion of our Board of Directors. Currently, we intend to retain earnings to finance the growth of our business. We have not paid cash dividends on our common stock and the Board of Directors does not expect to declare cash dividends on the common stock in the near future.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information required by this Item is set forth in our 1999 Annual Report to Stockholders at page 15 under the caption "Selected Financial Data", which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this Item is set forth in our 1999 Annual Report to Stockholders at pages 10 through 14 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    As of April 3, 1999 and March 28, 1998, our investment portfolio consisted of fixed income securities of $293.4 million and $245.5 million respectively. As with all fixed income instruments, these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of April 3, 1999 and March 28, 1998, the decline in the fair value of the portfolio would not be material. Further, we have the ability to hold its fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact in income or cash flows.

    We have international subsidiary and branch operations. Additionally, a large portion of our silicon wafer purchases are denominated in Japanese yen. We are therefore subject to foreign currency rate exposure. To mitigate rate exposure with respect to yen-denominated wafer purchases, we maintain yen-denominated bank accounts and bill our Japanese customers in yen. The yen bank deposits are utilized to hedge yen-denominated wafer purchases against specific and firm wafer purchases. If foreign currency rates fluctuate by 10% from rates at April 3, 1999 and March 28, 1998, the effect on our consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

    The information required by this Item is set forth in our 1999 Annual Report to Stockholders, at pages 16 through 27, which information is incorporated herein by reference.

                                                                                                                PAGE
                                                                                                                -----
FINANCIAL STATEMENT SCHEDULES

  Report of Independent Accountants on Financial Statement Schedule........................................         S-1

  Schedule VIII--Valuation and qualifying accounts.........................................................         S-2

    No other schedules are included because the required information is inapplicable, not required or is presented in the financial statements or related notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

    With the exception of the information expressly incorporated by reference from the Annual Report to Stockholders into Parts II and IV of this Form 10-K, our Annual Report to Stockholders is not to be deemed filed as part of this Report.

                                    PART III

    Certain information required by Part III is omitted from this Report in that we will file its definitive proxy statement for the Annual Meeting of Stockholders to be held on August 9, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference. With the exception of the information expressly incorporated by reference from the Proxy Statement, our Proxy Statement is not to be deemed filed as a part of this report.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item with respect to our Directors is included under "Proposal 1: Election of Directors" in our Proxy Statement, which information is incorporated herein by reference. Information with respect to our executive officers is included under Item 4(a) of Part I of this Report and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this Item with respect to executive compensation is included under "Proposal 1: Election of Directors--Directors," "Executive Compensation" and "Comparison of Total Cumulative Stockholder Return" in our Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item is included in our Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is included under "Proposal 1:
Election of Directors-- Transactions with Management" in our Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)(1) and  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.
          (2)

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

(2) Incorporated by reference to Note 1 to the Consolidated Financial Statements in our Annual Report to Stockholders for the fiscal year ended April 3, 1999.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) thereof.

    (b) No reports on Form 8-K were filed during the last quarter of fiscal
       1999.

    (c) See (a)(3) above.

    (d) See (a)(1) and (2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant, Lattice Semiconductor Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly cause this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Hillsboro, State of Oregon, on July 26, 1999.

                                LATTICE SEMICONDUCTOR CORPORATION

                                By:              /s/ CYRUS Y. TSUI
                                     -----------------------------------------
                                                   Cyrus Y. Tsui
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                               CHAIRMAN OF THE BOARD

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
      /s/ CYRUS Y. TSUI           Officer (Principal
------------------------------    Executive Officer) and       July 26, 1999
        Cyrus Y. Tsui             Chairman of the Board of
                                  Directors

                                Senior Vice President,
    /s/ STEPHEN A. SKAGGS         Chief Financial Officer
------------------------------    (Principal Financial         July 26, 1999
      Stephen A. Skaggs           Officer) and Secretary

              *
------------------------------  Director                       July 26, 1999
       Mark O. Hatfield

              *
------------------------------  Director                       July 26, 1999
       Daniel S. Hauer

              *
------------------------------  Director                       July 26, 1999
        Harry A. Merlo

              *
------------------------------  Director                       July 26, 1999
       Larry W. Sonsini

              *
------------------------------  Director                       July 26, 1999
      Douglas C. Strain

*By:    /s/ STEPHEN A. SKAGGS
      -------------------------
         Stephen A. Skaggs,
          ATTORNEY-IN-FACT

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

PricewaterhouseCoopers LLP

Portland, Oregon
April 21, 1999

                                                                   SCHEDULE VIII

                       LATTICE SEMICONDUCTOR CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

           COLUMN A                COLUMN B         COLUMN C         COLUMN D          COLUMN E        COLUMN F
------------------------------  ---------------  ---------------  ---------------  -----------------  -----------
                                  BALANCE AT       CHARGED TO       CHARGED TO     WRITE-OFFS NET OF  BALANCE AT
                                 BEGINNING OF       COSTS AND     OTHER ACCOUNTS    CLASSIFICATION      END OF
                                    PERIOD          EXPENSES        (DESCRIBE)        RECOVERIES        PERIOD
                                ---------------  ---------------  ---------------  -----------------  -----------
Year ended March 29, 1997:
  Allowance for deferred tax
    asset.....................     $   2,336        $    (340)              --                --       $   1,996
  Allowance for doubtful
    accounts..................           800               70               --                 4             874
                                      ------            -----            -----               ---      -----------
                                   $   3,136        $    (270)       $      --         $       4       $   2,870
                                      ------            -----            -----               ---      -----------
                                      ------            -----            -----               ---      -----------

Year ended March 28, 1998:
  Allowance for deferred tax
    asset.....................     $   1,996        $    (205)              --                --       $   1,791
  Allowance for doubtful
    accounts..................           874                3               --               (80)            797
                                      ------            -----            -----               ---      -----------
                                   $   2,870        $    (202)       $      --         $     (80)      $   2,588
                                      ------            -----            -----               ---      -----------
                                      ------            -----            -----               ---      -----------

Year ended April 3, 1999:
  Allowance for deferred tax
    asset.....................     $   1,791        $    (136)              --                --       $   1,655
  Allowance for doubtful
    accounts..................           797               70               --                14             881
                                      ------            -----            -----               ---      -----------
                                   $   2,588        $     (66)       $      --         $      14       $   2,536
                                      ------            -----            -----               ---      -----------
                                      ------            -----            -----               ---      -----------