Form 10-Q
period 1999-07-03
LATTICE SEMICONDUCTOR CORP
filed 1999-08-17
CIK 855658

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number 0 - 18032
                       ---------

                        LATTICE SEMICONDUCTOR CORPORATION

             (Exact name of Registrant as specified in its charter)

     State of Delaware                                       93-0835214
---------------------------------                        -------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)

5555 N.E. Moore Court, Hillsboro, Oregon                      97124-6421
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

                                 (503) 268-8000

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

At July 3, 1999 there were 23,740,175 shares of the Registrant's common stock, $.01 par value, outstanding.

                        LATTICE SEMICONDUCTOR CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Statement of Operations -
         Three Months Ended July 3, 1999 and June 27, 1998            3

         Consolidated Balance Sheet - July 3, 1999
         and April 3, 1999                                            4

         Consolidated Statement of Cash Flows -
         Three Months Ended July 3, 1999
         and June 27, 1998                                            5

         Notes to Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               15


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                            29

         Signatures                                                  30

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                        LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                          Three Months Ended
                                                                 ----------------------------------
                                                                     July 3,              June 27,
                                                                       1999               1998
                                                                 --------------      --------------
Revenue                                                          $      59,738       $      48,028

Costs and expenses:
        Cost of products sold                                           22,881              19,109
        Research and development                                         9,889               7,895
        Selling, general and administrative                             10,845               9,005
        In-Process research and development                             89,003                  --
        Amortization of intangible assets                                4,164                  --
                                                                 --------------      --------------
              Total costs and expenses                                 136,782              36,009
                                                                 --------------      --------------
(Loss) income from operations                                          (77,044)             12,019
Other income, net                                                        1,805               2,523
                                                                 --------------      --------------
(Loss) income before provision for income taxes                        (75,239)             14,542
(Benefit) Provision for income taxes                                   (24,076)              4,726
                                                                 --------------      --------------
Net (loss) income                                                $     (51,163)      $       9,816
                                                                 --------------      --------------
                                                                 --------------      --------------
Basic net (loss) income per share                                $       (2.16)      $        0.42
                                                                 --------------      --------------
                                                                 --------------      --------------
Diluted net (loss) income per share                              $       (2.16)      $        0.41
                                                                 --------------      --------------
                                                                 --------------      --------------
Shares used in per share calculations:

Basic net (loss) income                                                 23,652              23,490
                                                                 --------------      --------------
                                                                 --------------      --------------
Diluted net (loss) income                                               23,652              23,858
                                                                 --------------      --------------
                                                                 --------------      --------------


See Accompanying Notes to Consolidated Financial Statements

                        LATTICE SEMICONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)


                                                                                     July 3,                April 3,
                                                                                       1999                   1999
                                                                                -----------------      -----------------
                                                                                   (unaudited)
                                 Assets
Current Assets:
    Cash and cash equivalents                                                     $         85,829       $         79,301
    Short-term investments                                                                  70,067                240,133
    Accounts receivable                                                                     32,305                 23,788
    Inventories                                                                             24,422                 17,683
    Prepaid expenses and other current assets                                                6,298                  6,061
    Deferred income taxes                                                                   15,358                 14,400
                                                                                  -----------------      -----------------
                Total current assets                                                       234,279                381,366

Property and equipment, net                                                                 55,825                 44,993
Foundry investments, advances and other assets                                             126,505                114,537
Intangible assets, net                                                                     418,369                     --
Deferred income taxes                                                                       29,813                     --
                                                                                  -----------------      -----------------
                                                                                  $        864,791       $        540,896
                                                                                  -----------------      -----------------
                                                                                  -----------------      -----------------

    Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable and accrued expenses                                         $        119,735       $         32,184
    Bank borrowings                                                                         25,000                     --
    Deferred income on sales to
      distributors                                                                          22,988                 19,993
    Income taxes payable                                                                     8,025                  4,985
                                                                                  -----------------      -----------------
                Total current liabilities                                                  175,748                 57,162

Bank borrowings                                                                            227,999                     --
Other long-term liabilities                                                                  1,250                     --
Commitments and contingencies                                                                   --                     --

Stockholders' Equity:
    Preferred stock, $.01 par value,
      10,000,000 shares authorized; none
      issued or outstanding                                                                     --                     --
    Common stock, $.01 par value,
      100,000,000 shares authorized, 23,740,175 and
      23,597,236 shares issued and outstanding                                                 237                    236
    Paid-in capital                                                                        250,512                223,290
    Retained earnings                                                                      209,045                260,208
                                                                                  -----------------      -----------------
         Total stockholders' equity                                                        459,794                483,734
                                                                                  -----------------      -----------------
                                                                                  $        864,791       $        540,896
                                                                                  -----------------      -----------------
                                                                                  -----------------      -----------------


See accompanying Notes to Consolidated Financial Statements.

                        LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                           Three Months Ended
                                                                               -----------------------------------------
                                                                                   July 3,                  June 27,
                                                                                    1999                      1998
                                                                               ----------------          ---------------
Cash flows from operating activities:
          Net (loss) income                                                    $       (51,163)          $        9,816
          Adjustments to reconcile net (loss) income to
          net cash provided by operating activities:
               Depreciation and amortization                                             7,252                    2,391
               Acquisition of in-process research and development                       89,003                       --
               Deferred income taxes pertaining to intangible assets                   (30,771)                      --
               Changes in assets and liabilities:
                    Accounts receivable                                                  3,168                    8,349
                    Inventories                                                          1,227                     (351)
                    Prepaid expenses and other assets                                   (1,267)                     140
                    Deferred income taxes                                                   --                     (925)
                    Accounts payable and accrued
                      expenses                                                           2,639                   (4,474)
                    Deferred income                                                      2,051                   (1,889)
                    Income taxes payable                                                 2,397                   (2,174)
                    Other liabilities                                                    2,500                       --
                                                                               ----------------          ---------------
               Total adjustments                                                        78,199                    1,067
                                                                               ----------------          ---------------
          Net cash provided by operating activities                                     27,036                   10,883
                                                                               ----------------          ---------------
Cash flows from investing activities:
          Proceeds from short-term investments, net                                    170,066                    9,276
          Acquisition of Vantis Corporation, net of cash acquired                     (439,258)                      --
          Foundry investments                                                           (4,590)                      --
          Capital expenditures                                                          (3,056)                  (6,040)
                                                                               ----------------          ---------------
          Net cash (used) provided by investing activities                            (276,838)                   3,236
                                                                               ----------------          ---------------
Cash flows from financing activities:
          Proceeds from bank borrowings                                                252,999                       --
          Net proceeds from issuance of common stock                                     3,331                    4,230
          Repurchase of common stock                                                        --                   (1,234)
                                                                               ----------------          ---------------
          Net cash provided by financing activities                                    256,330                    2,996
                                                                               ----------------          ---------------
Net increase in cash and cash equivalents                                                6,528                   17,115
Beginning cash and cash equivalents                                                     79,301                   60,344
                                                                               ----------------          ---------------
Ending cash and cash equivalents                                               $        85,829           $       77,459
                                                                               ----------------          ---------------
                                                                               ----------------          ---------------
Supplemental disclosures of cash flow information:
          Cash paid for interest                                               $           167           $           --
          Cash paid for income taxes                                                     1,726                    7,116

Supplemental disclosures of non-cash investing and financing activities:
          Conversion of Vantis Corporation stock options
            to Lattice stock options (Note 4)                                           23,982                       --


See accompanying Notes to Consolidated Financial Statements.

                        LATTICE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments with the exception of the in-process research and development charge discussed in
Note 4) necessary to present fairly the financial information included therein. We believe disclosures are adequate to make the information not misleading, however, we suggest that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K/A for the year ended April 3, 1999 and filed on July 27, 1999, and the report on Form 8-K which was filed with the Securities Exchange Commission on June 25, 1999.

On June 15, 1999, we completed the acquisition of all of the outstanding capital stock of Vantis Corporation ("Vantis") from Advanced Micro Devices, Inc. ("AMD"). The transaction was accounted for as a purchase, and accordingly, the results of operations of Vantis and estimated fair value of assets acquired and liabilities assumed were included in our consolidated condensed financial statements beginning June 16, 1999. The acquisition of Vantis is discussed further in Note 4. There are no significant differences between our accounting policies and those of Vantis.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. For financial reporting purposes, we report on a 13 or 14 week quarter with the year ending April 1, 2000. The results of operations for the quarter ended July 3, 1999 are not necessarily indicative of the results to be expected for the full year.

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, the assumptions set forth in Note 4 and in the Management Discussion and Analysis section of this Current Report on Form 10-Q regarding revenue growth and cost of capital which underlie the Company's calculation of the in-process research and development expenses contain forward-looking statements and are qualified by the risks associated with overall semiconductor market conditions, market acceptance and demand for our new products, our dependencies on our foundry suppliers, the impact of competitive products and pricing, technological and product development risks, as well as our ability to successfully integrate Vantis into our operations, retain key employees of Vantis, retain key customers and suppliers, successfully increase our combined revenue and profitability, and other risks detailed in our Annual Report on Form 10-K for the year ended April 3, 1999 and other reports filed from time to time with the Securities Exchange Commission ("SEC"). Actual results could differ materially from those projected in the forward-looking statements.

Note 2 - Revenue Recognition:

Revenue from sales to OEM (original equipment manufacturer) customers is recognized upon shipment. Certain of our sales are made to distributors under agreements providing price protection and right of return on unsold merchandise. Revenue and costs relating to such distributor sales are deferred until the product is sold by such distributors and the related revenue and costs are then reflected in income.

Note 3 - Net (Loss) Income Per Share:

Net income per share is computed based on the weighted average number of shares of common stock and common stock equivalents assumed to be outstanding during the period (using the treasury stock method). Common stock equivalents consist of stock options and warrants to purchase common stock. Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period.

Note 4 - Acquisition of Vantis:

As discussed in Note 1, we completed the acquisition of all of the outstanding capital stock of Vantis from AMD on June 15, 1999. We paid approximately $500.1 million in cash for all of the outstanding capital stock of Vantis. Additionally, we paid approximately $10.8 million in direct acquisition costs, we accrued an additional $5.4 million of pre-acquisition contingencies, we accrued $8.3 million in exit costs and recorded normal accruals of $34.5 million related to the Vantis business. This purchase was financed using a combination of cash reserves and a new credit facility bearing interest at adjustable rates (See Note 5). In addition, we exchanged Company stock options for all of the options outstanding under the former Vantis employee stock plans with a calculated Black-Scholes value of approximately $24.0 million. The total purchase price of Vantis was $583.1 million. The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on an independent appraisal and management estimates. The purchase price and the related allocation are subject to further refinement and change over the next year. The total purchase price was allocated as follows (in millions):


Current technology                                                      $210.3
Excess of purchase price over net assets assumed                         158.8
In-process research and development                                       89.0
Fair value of other tangible net assets                                   61.3
Assembled workforce, customer list, patents and trademarks                53.5
Fair value of property, plant and equipment                               10.2
                                                                      --------
Total                                                                   $583.1
                                                                      --------
                                                                      --------

Vantis Integration

We have taken certain actions to integrate the Vantis operations and, in certain instances, to consolidate duplicative operations. Accrued exit costs related to Vantis were recorded as an adjustment to the fair value of net assets in the purchase price allocation. Accrued exit costs include $4.2 million related to Vantis office closures, $2.5 million related to separation benefits for Vantis employees and $1.1 million in other exit costs primarily relating to the termination of Vantis foreign distributors. These accruals are based upon our current estimates and are in accordance with Emerging Issue Task Force ("EITF") No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination". There was no activity against these exit costs for the period June 16, 1999 to July 3, 1999.

In-Process Research and Development ("IPR&D")

The value assigned to IPR&D was determined by identifying individual research projects for which technological feasibility had not been established. These include semiconductor projects with a value after application of the SEC's IPR&D valuation methodology of $ 77.2 million and a process technology project with a value of $11.8 million. The value of each project was determined by estimating the expected cash flows from the projects once commercially viable, applying a factor based on the stage of completion of each project so as to include only those cash flows that relate to development efforts prior to the acquisition date, and discounting the resulting net cash flows back to their present value. The percentage of completion for each project was determined using proportionate cost incurred and technical milestones achieved to date. The percentage of completion varied by individual project ranging from 50% to 69% for semiconductors on June 15, 1999. The process technology project was estimated to be 90% complete on June 15, 1999.

The nature of the efforts to develop the in-process research and development into commercially viable products for semiconductors principally relate to the completion of design, simulation, verification, documentation, test program development, prototyping, reliability testing and qualification, hardware and software integration as well as customer system-level testing and acceptance. For the process technology, the nature of the efforts required to establish the commercial viability of the in-process research and development project principally relate to transistor design, lithography and metalization process development, process integration, transistor size reduction plans, development of packaging integration technology, achievement of manufacturability goals, satisfaction of reliability standards and completion of qualification testing.

The semiconductor projects are related to new PLD products (requiring new architectures and process technologies) and have the attendant risks associated with development of advanced semiconductor circuit designs such as achievement of speed, power, density, reliability and cost goals. All of the semiconductor projects have remaining risks related to achievement of these design goals and effective software integration. In addition, certain projects have basic circuit design and layout activities which had not been completed as of June 15, 1999. These semiconductor projects are scheduled for market release beginning in November 1999 and continuing through 2001. Estimated costs to complete all in-process semiconductor projects total $19.0 million and range from $0.2 million to $16.5 million.

The process technology project is related to the development of a new advanced manufacturing process to reduce transistor size, improve speed and lower power consumption. Through June 15, 1999, transistor design, lithography and metalization process development, process integration and certain transistor size reduction plans had been achieved. Development of packaging integration technology, achievement of manufacturability yield objectives, satisfaction of reliability standards and qualification testing had not been accomplished at June 15, 1999. The process is expected to be qualified for initial production in fourth quarter of 1999 with approximately $450,000 of costs to be incurred after June 15, 1999 out of a total of $4 million of estimated costs. This process technology, once qualified, is expected to remain in production through 2004.

If the projects discussed above are not successfully developed, the future sales and profitability of the combined company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired. Management believes that the IPR&D charge of $89 million is valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurances, however, that the SEC staff will not take issue with any assumptions used in our valuation model and require a revision in the amount allocated to IPR&D.

The estimated costs to develop the in-process research and development into commercially viable products are approximately $19.4 million in aggregate --$4.7 million in 1999 subsequent to the transaction date, $10.0 million in 2000, and $4.7 million in 2001.

The net cash flows from each project are based on management's estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects. These estimates are based on the below mentioned assumptions.

The estimated revenues are based on projected average compounded annual revenue growth rates for semiconductor products that are in line with industry analysts' forecasts of growth in the markets in which Vantis competes. Estimated total revenues from the in-process research and development product areas are expected to peak in the year 2005 and decline rapidly thereafter as replacement products are expected to enter the market. These projections are based on management estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by Vantis and its competitors.

In developing cash flow estimates, gross margins, research and development costs and selling general and administrative expenses were consistent with Vantis historical experience adjusted for expected changes in its stand-alone performance.

Vantis' management estimated a profit split from the in-process projects to the current products to account for the fact that Vantis' in-process projects are partially dependent on technology that has already established its feasibility. The profit split from each in-process product was estimated as a percentage of the total value of the in-process product which was attributable to existing Vantis core technology.

The net cash flows were discounted back to their present value based on the weighted average cost of capital (WACC). The WACC calculation estimates the rate of return required on an investment in an operating enterprise and considers the rates of return required from investments in various areas of that enterprise. The WACC assumed for Vantis, as a corporate business enterprise, is approximately 16%. The discount rate used in discounting the net cash flows from in-process research and development is 20% to 22%, which is 4% to 6% higher than the discount rate used in discounting the net cash flows from current technology. This discount rate is higher than the WACC due to the inherent uncertainties in the estimates described above including uncertainty surrounding the successful development of the in-process research and development projects, the useful life of such technology, the profitability levels of such technology and the uncertainty of technological advances that are unknown at this time.

Useful lives of intangible assets

The estimated weighted average useful life of the intangible assets for current technology, assembled workforce, customer lists, trademarks, patents and residual goodwill, created as a result of the acquisition, is approximately five years.

PRO FORMA RESULTS

The following pro forma results of operations information is provided for illustrative purposes only and do not purport to be indicative of the consolidated results of operations for future periods or that actually would have been realized had Lattice and Vantis been a consolidated entity during the periods presented. These pro forma results do not include the effect of non-recurring purchase accounting adjustments. The pro forma results combine the results of operations as if Vantis had been acquired as of the beginning of the periods presented. The results include the impact of certain adjustments such as goodwill amortization, estimated changes in interest income (expense) related to cash outlays and borrowings associated with the transaction (see discussion in Note 5) and income tax benefits related to the aforementioned adjustments. Additionally, an in-process research and development charge of $89 million discussed above has been excluded from the periods presented due to its non-recurring nature.


(in thousands, except per-share amounts)
                                                                            Pro Forma Results
                                                                       -------------------------
Three Months Ended                                                       July 3,        June 27,
(Unaudited)                                                               1999            1998
                                                                       ---------        --------

Revenue                                                                $104,433         $100,143
Net loss                                                               $ (4,697)        $ (6,132)
Basic net loss per share                                               $  (0.20)        $  (0.26)
Diluted net loss per share                                             $  (0.20)        $  (0.26)


Note 5 - Debt:

On June 15, 1999, we entered into a credit agreement by and among the Company, a group of lenders and ABN AMRO Bank N.V. ("ABN AMRO") as administrative agent for the lender group. The credit agreement consists of two credit facilities: a $60 million unsecured revolving credit facility ("Revolver"), and a $220 million unsecured reducing term loan ("Term Loan"). On June 15, 1999, the Company borrowed $220 million under the Term Loan and approximately $33 million under the Revolver. The credit facilities allow for borrowings at adjustable rates. Interest payments are due quarterly. The Revolver and Term Loan expire on June 30, 2002 at which time outstanding borrowings are payable in full. The Term Loan has mandatory redemptions of $12.5 million per quarter beginning March 31, 2000 through September 30, 2001, increasing to $25 million per quarter for the two quarters ending December 31, 2001 and March 31, 2002, with the remaining balance due at maturity. We, in accordance with the credit agreement, must comply with certain financial covenants related to profitability, tangible net worth, working capital, and debt leverage. At July 3, 1999, we were in compliance with these covenants. Both the Revolver and the Term Loan may be prepaid in part or in full without penalty.

Note 6 - Reconciliation of basic and diluted net income (loss) per share (in thousands, except per share data):

The following is a reconciliation of the basic and diluted per share computations as required by SFAS No. 128, "Earnings Per Share ("EPS")."

                                                                    Three Months
                                                                       Ended
                                                               ------------------------
                                                                July 3,        June 27,
                                                                 1999            1998
                                                               ---------       --------
        Basic and diluted
         net (loss) income                                      $(51,163)       $9,816
                                                               ---------        ------
                                                               ---------        ------
        Shares used in basic net  (loss) income per
        share calculations                                        23,652        23,490

        Dilutive effect of
         options and warrants                                         --           368
        Shares used in diluted
         net income per share calculations                        23,652        23,858
                                                               ---------        ------
                                                               ---------        ------

        Basic net (loss) income per share                       $  (2.16)       $ 0.42
                                                               ---------        ------
                                                               ---------        ------

        Diluted net (loss) income per share                     $  (2.16)       $ 0.41
                                                               ---------        ------
                                                               ---------        ------


For the three months ended July 3, 1999, 705 thousand common equivalent shares were excluded from the computation of diluted shares as a result of their anti-dilutive effect on loss per share.

Note 7 - Inventories (in thousands):

                                                                                     July 3,        April 3,
                                                                                      1999            1998
                                                                                     -------        -------


                                    Work in progress                                 $13,141        $10,956
                                    Finished goods                                    11,281          6,727
                                                                                     -------        -------

                                                                                     $24,422        $17,683
                                                                                     -------        -------
                                                                                     -------        -------


The July 3, 1999 inventory increased as a result of the acquisition of Vantis on June 15, 1999. Vantis inventory at July 3, 1999 was $8.0 million, consisting of $4.9 million in work-in-process and $3.1 million in finished goods inventories.

Note 8 - Changes in Stockholders' Equity (in thousands):


                                                              Common       Paid-in         Retained
                                                               Stock       Capital         Earnings         Total
                                                                ------     ---------       --------         --------

                  Balances, April 3, 1999                       $  236     $ 223,290       $260,208        $483,734

                  Fair value of options issued to
                    Vantis employees (Note 4)                       --        23,982             --           23,982

                  Common stock issued                                1         1,433             --            1,434

                  Tax benefit of option exercises                   --         1,897             --            1,897

                     Other comprehensive income                     --           (90)            --              (90)

                  Loss for the
                  three-month period                                --            --        (51,163)         (51,163)
                                                                ------     ---------       --------         --------
                  Balances, July 3, 1999                        $  237     $ 250,512       $209,045         $459,794
                                                                ------     ---------       --------         --------
                                                                ------     ---------       --------         --------


Note 9 - New Accounting Pronouncements:

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new accounting treatment for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. For the

Company, this pronouncement will be effective in fiscal year 2002, and is not anticipated to have a material effect on the consolidated financial statements.

Note 10 - Legal matters:

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

Note 11 - Subsequent event:

On August 11, 1999 our Board of Directors approved a two-for-one split of its common stock to be effected in the form of a stock dividend of one share of common stock for each share of our outstanding common stock.

The stock dividends will be payable on September 16, 1999 to stockholders of record as of August 26, 1999. A cash payout will be made in lieu of issuing any fractional shares.

Note 12 - Segment and Geographic Information:

The Company operates in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. The Company's sales by major geographic area were as follows (in thousands):

                                                   July 3,      June 27,
                                                    1999          1998
                                                   -------      -------
                 United States                     $30,954      $24,464
                 Export sales:
                      Europe                        14,559       13,640
                      Asia                          12,181        7,078
                      Other                          2,044        2,846
                                                   -------      -------
                                                    28,784       23,564
                                                   -------      -------
                                                   $59,738      $48,028
                                                   -------      -------
                                                   -------      -------


Resale of product through two distributors accounted for approximately 12% and 10% of revenues, respectively, in the first quarter of fiscal 2000. No individual customer accounted for more than 10% of revenue in the first quarter of fiscal 1999. No export sales to customers or distributors of any individual country accounted for more than 10% of revenue in the first quarters of fiscal 2000 and fiscal 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The results of operations for the three month period ended July 3, 1999 presented include the effect of the acquisition of Vantis from June 16, 1999, which is discussed in Note 4 to the Unaudited Consolidated Financial Statements contained herein.

Key elements of the statements of operations, expressed as a percentage of revenues, were as follows:


                                                   Three Months Ended
                                             ------------------------------
                                             July 3, 1999     June 27, 1998
                                             ------------     -------------
Revenue                                          100.0%          100.0%
Gross margin                                      61.7%           60.2%
Research and development expenses                 16.6%           16.4%
Selling, general and administrative expenses      18.2%           18.7%
(Loss) income from operations                   (129.0)%          25.0%


REVENUE:

Revenue for the first quarter of fiscal 2000 increased $11.7 million or 24% as compared to the first quarter of fiscal 1999. In addition to Vantis, the revenue increase was attributable to increased sales of ISP products and recovering demand from Asia.

Overall average selling prices decreased slightly in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. Fluctuations in overall average selling prices were due primarily to product mix changes. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products. Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See "Factors Affecting Future Results".

GROSS MARGIN:

Gross margin as a percentage of revenue was 61.7% in the first quarter of fiscal 2000 as compared to 60.2% in the first quarter of fiscal 1999. The increase was primarily related to an improvement in product mix and reductions in our manufacturing costs. Reductions in manufacturing costs resulted primarily from yield improvements, migration of products to more advanced technologies and smaller die sizes, and wafer price reductions.

RESEARCH AND DEVELOPMENT:

Research and development ("R&D") expenses increased by approximately $2.0 million, or 25.3%, in the first quarter of fiscal 2000 when compared to the first quarter of fiscal 1999. In addition to the acquisition of Vantis, spending increases resulted primarily from the increased development of new products. We believe that a continued commitment to research and development is essential in order to maintain product leadership of our existing product families and provide innovative new product offerings, and therefore expect to continue to make significant future investments in research and development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

Selling, general and administrative ("SG&A") expenses increased $1.8 million, or 20%, in the first quarter of fiscal 2000 when compared to the first quarter of fiscal 1999. This increase was primarily due to the Vantis acquisition.

OTHER INCOME, NET:

Interest and other income (net of expense) decreased by approximately $0.7 million in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. This was primarily due to interest expense of approximately $0.9 million from acquisition-related debt as discussed in Note 5 offsetting increased interest income on higher cash balances prior to the acquisition.

AMORTIZATION OF INTANGIBLE ASSETS:

Amortization of intangibles increased by $4.2 million for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 due to the inclusion of amortization of intangible assets arising from the Vantis acquisition on June 15, 1999. In-process research and development expenses of $89.0 million in the first quarter of FY 2000 are further described in Note 4 to the Unaudited Consolidated Financial Statements.

(BENEFIT) PROVISION FOR INCOME TAXES:

The benefit for income taxes for the three months ended July 3, 1999 is 32% of the loss before provision for income taxes. This reflects the estimated rate at which income taxes would be recoverable if a loss tax return were filed. The loss before provision for income taxes is attributable to the In-Process research and development charge during the period of approximately $89 million. If this charge were not present, the Company would have taxable income and an income tax rate of approximately 36.5%. For the three month period ended June 27, 1998, the income tax rate was 32.5%. The principal reason for the increase from 32.5% to 36.5% is that there is less tax exempt and tax favored interest income in the current period (due to cash invested in the Vantis acquisition) than the same period last year.

IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE - METHODOLOGY

The value assigned to IPR&D was determined by identifying individual research projects for which technological feasibility had not been established. These include semiconductor projects with a value after application of the SEC's IPR&D valuation methodology of $77.2 million and a process technology project with a value of $11.8 million. The value of each project was determined by estimating the expected cash flows from the projects once commercially viable, applying a factor based on the stage of completion of each project so as to include only those cash flows that relate to development efforts prior to the acquisition date, and discounting the resulting net cash flows back to their present value. The percentage of completion for each project was determined using proportionate cost incurred and technical milestones achieved to date. The percentage of completion varied by individual project ranging from 50% to 69% for semiconductors on June 16, 1999. The process technology project was estimated to be 90% complete on June 16, 1999.

The nature of the efforts to develop the in-process research and development into commercially viable products for semiconductors principally relate to the completion of design, simulation, verification, documentation, test program development, prototyping, reliability testing and qualification, hardware and software integration as well as customer system-level testing and acceptance. For the process technology, the nature of the efforts required to establish the commercial viability of the in-process research and development project principally relate to transistor design, lithography and metalization process development, process integration, transistor size reduction plans, development of packaging integration technology, achievement of manufacturability goals, satisfaction of reliability standards and completion of qualification testing.

The semiconductor projects are related to new PLD products (requiring new architectures and process technologies) and have the attendant risks associated with development of advanced semiconductor circuit designs such as achievement of speed, power, density, reliability and cost goals. All of the semiconductor projects have remaining risks related to achievement of these design goals and effective software integration. In addition, certain projects have basic circuit design and layout activities which had not been completed as of June 15, 1999. These semiconductor projects are scheduled for market release beginning in November 1999 and continuing through 2001. Estimated costs to complete all in-process semiconductor projects total $19.0 million and range from $0.2 million to $16.5 million.

The process technology project is related to the development of a new advanced manufacturing process to reduce transistor size, improve speed and lower power consumption. Through June 16, 1999, transistor design, lithography and metalization process development, process integration and certain transistor size reduction plans had been achieved. Development of packaging integration technology, achievement of manufacturability yield objectives, satisfaction of reliability standards and qualification testing had not been accomplished at June 16, 1999. The process is expected to be qualified for initial production in fourth quarter of 1999 with approximately $450,000 of costs to be incurred after June 15, 1999 out of a total of $4 million of estimated costs. This process technology, once qualified, is expected to remain in production through 2004.

If the projects discussed above are not successfully developed, the future sales and profitability of the combined company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired. Management believes that the IPR&D charge of $89 million is valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurances, however, that the SEC staff will not take issue with any assumptions used in our valuation model and require a revision in the amount allocated to IPR&D.

The estimated costs to develop the in-process research and development into commercially viable products are approximately $19.4 million in aggregate--$4.7 million in 1999 subsequent to the transaction date, $10.0 million in 2000, and $4.7 million in 2001.

The net cash flows from each project are based on management's estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects. These estimates are based on the below mentioned assumptions.

The estimated revenues are based on projected average compounded annual revenue growth rates for semiconductor products that are in line with industry analysts' forecasts of growth in the markets in which Vantis competes. Estimated total revenues from the in-process research and development product areas are expected to peak in the year 2005 and decline rapidly thereafter as replacement products are expected to enter the market. These projections are based on management estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by Vantis and its competitors.

In developing cash flow estimates, gross margins, research and development costs and selling general and administrative expenses were consistent with Vantis historical experience adjusted for expected changes in its stand-alone performance.

Vantis' management estimated a profit split from the in-process projects to the current products to account for the fact that Vantis' in-process projects are partially dependent on technology that has already established its feasibility. The profit split from each in-process product was estimated as a percentage of the total value of the in-process product which was attributable to existing Vantis core technology.

The net cash flows were discounted back to their present value based on the weighted average cost of capital (WACC). The WACC calculation estimates the rate of return required on an investment in an operating enterprise and considers the rates of return required from investments in various areas of that enterprise. The WACC assumed for Vantis, as a corporate business enterprise, is approximately 16%. The discount rate used in discounting the net cash flows from in-process research and development is 20% to 22%, which is 4% to 6% higher than the discount rate used in discounting the net cash flows from current technology. This discount rate is higher than the WACC due to the inherent uncertainties in the estimates described above including uncertainty surrounding the successful development of the in-process research and development projects, the useful life of such technology, the profitability levels of such technology and the uncertainty of technological advances that are unknown at this time.

Useful lives of intangible assets

The estimated weighted average useful life of the intangible assets for current technology, assembled workforce, customer lists, trademarks, patents and residual goodwill, created as a result of the acquisition, is approximately five years.

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

In the past, we have experienced delays in obtaining wafers and in securing supply commitments from our foundries. At present, we anticipate that our supply commitments are adequate. However, these existing supply commitments may not be sufficient for us to satisfy customer demand in future periods. Additionally, during times of capacity shortage, notwithstanding our supply commitments, we may still have difficulty obtaining wafer deliveries consistent with the supply commitments. We negotiate wafer prices and supply commitments on at least an annual basis. If Seiko Epson, Epson Electronics America, the UMC Group or AMD reduces our supply commitment or increases our wafer prices, and we cannot find alternative sources of wafer supply, our operating results would be adversely affected.

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

IF OUR FOUNDRY PARTNERS EXPERIENCE QUALITY OR YIELD PROBLEMS, WE MAY FACE A SHORTAGE OF FINISHED PRODUCTS AVAILABLE FOR SALE.

We depend on our foundries to deliver reliable silicon wafers with acceptable yields in a timely manner. As is common in our industry, we have experienced wafer yield problems and delivery delays in the past. If our foundries are unable to produce silicon wafers that meet our specifications, with acceptable yields, for a prolonged period, our operating results would be adversely affected.

Substantially all of our revenues are derived from products based on a specialized silicon wafer manufacturing process technology called
E(2)CMOS-REGISTERED TRADEMARK-. The reliable manufacture of high performance E(2)CMOS semiconductor wafers is a complicated and technically demanding process requiring:

--   a high degree of technical skill;
--   state-of-the-art equipment;
--   the absence of defects in the masks used to print circuits on a wafer;
-- the elimination of minute impurities and errors in each step of the fabrication process; and
--   effective cooperation between the wafer supplier and the circuit designer.

As a result, our foundries may experience difficulties in achieving acceptable quality and yield levels when manufacturing our silicon wafers.

OUR PRODUCTS MAY NOT BE COMPETITIVE IF WE ARE UNSUCCESSFUL IN MIGRATING OUR MANUFACTURING PROCESSES TO MORE ADVANCED TECHNOLOGIES.

In order to develop new products and maintain the competitiveness of existing products, we need to migrate to more advanced wafer manufacturing processes that utilize larger wafer sizes and smaller device geometries. We may also utilize additional foundries. Since we depend upon foundries to provide their facilities and support for our process technology development, we may experience delays in the availability of advanced wafer manufacturing process technologies at existing or new wafer fabrication facilities. As a result, volume production of our advanced E(2)CMOS-REGISTERED TRADEMARK- process technologies at the new fabs of Seiko Epson, the UMC Group or future foundries may not be achieved. This could have an adverse effect on our operating results.

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

Our future revenue growth is dependent on market acceptance of our new proprietary ISP-TM- product families and the continued market acceptance of our proprietary software development tools. The success of these products is dependent on a variety of specific technical factors including:

--   successful product definition;
--   timely and efficient completion of product design;
-- timely and efficient implementation of wafer manufacturing and assembly processes;
--   product performance; and
--   the quality and reliability of the product.

If, due to these or other factors, our new products do not achieve market acceptance, our business and financial condition will be adversely affected.

WE MAY EXPERIENCE UNEXPECTED DIFFICULTIES INTEGRATING VANTIS CORPORATION.

We acquired Vantis on June 15, 1999, and are currently in the process of integrating Vantis with our other operations. If integration is unsuccessful, more difficult or more time consuming than originally planned, we may incur unexpected disruptions to our ongoing business. These disruptions may have an adverse effect on our operations and financial results. Further, the following specific factors may adversely affect our ability to integrate the business of Vantis:

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

In addition, as part of our acquisition of Vantis, we entered into arrangements with Vantis' former parent, AMD, for AMD to provide Vantis with certain manufacturing support and administrative services. In the event AMD fails to provide these services, or provides such services at a level of quality and timeliness inconsistent with the historical delivery of such services, our ability to integrate Vantis will be severely hampered and our business may suffer.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our outstanding debt and our investment portfolio.

A 70 basis-point move in interest rates, 10% of our weighted-average interest expense rate on the floating rate debt issued on June 15, 1999 (see Note 5 to the Unaudited Consolidated Financial Statements), would have an insignificant effect on our pretax earnings, debt compliance ratios, cash flow and financial condition over the next fiscal year. A 35 basis-point move in interest rates (10% of our weighted-average interest income rate on our cash, cash equivalent and short term investment income) would have an insignificant effect on our pretax earnings, debt compliance ratios, cash flow and financial condition over the next fiscal year. Similarly, a 35 basis-point move in interest income rates would have had an insignificant effect on pretax earnings, cash flow and financial condition in the fiscal year completed on April 3, 1999.

We manage our interest rate risk on borrowings by keeping cash reserves adequate to cover unexpected changes in interest rates. Another alternative is refinancing. Although there is no assurance that a refinancing could be accomplished, the terms of existing borrowing agreements do not preclude this solution.

We have international subsidiary and branch operations. Additionally, a large portion of our silicon wafer purchases are denominated in Japanese yen. We are therefore subject to foreign currency rate exposure. To mitigate rate exposure with respect to yen-denominated wafer purchases, we maintain yen-denominated bank accounts and bill our Japanese customers in yen. The yen bank deposits are utilized to hedge yen-denominated wafer purchases against specific and firm wafer purchases. If foreign currency rates fluctuated by 10% from rates at July 3, 1999 and June 27, 1998, the effect on our consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

LIQUIDITY AND CAPITAL RESOURCES:

Our cash, cash equivalents and short-term investments decreased $163.5 million to $155.9 million during the first quarter of fiscal 2000 from $319.4 million at April 3, 1999. The decrease was due to utilization of cash for the Vantis acquisition. Working capital decreased $265.7 million to $58.5 million at July 3, 1999 from $324.2 million at April 3, 1999. This decrease in working capital was primarily a result of utilization of cash for the Vantis acquisition and higher current liabilities as a result of the short-term portion of the new debt facility we entered in order to purchase Vantis (see below). During the first quarter of fiscal 2000, we generated approximately $27.0 million of cash and cash equivalents from our operating activities compared with $10.9 million during the same period in 1999. This increase in cash and cash equivalents was primarily attributable to the liquidation of short-term investments in contemplation of the Vantis acquisition coupled with the changes in assets and liabilities described below.

Accounts receivable increased by $8.5 million, or 36%, as compared to the balance at April 3, 1999. This increase was primarily due to the inclusion of approximately $11.7 million of Vantis receivables, offset by decreases due primarily to the timing of collections. Inventories increased by $6.7 million, or 38%, as compared to the balance at April 3, 1999 due to the inclusion of approximately $8.0 million of Vantis inventories. Net property and equipment increased by $10.8 million, or 24%, as compared to the balance at April 3, 1999 primarily due to the inclusion of Vantis assets. Long-term deferred income taxes increased $29.8 million versus the balance at April 3, 1999 and represents future income tax benefits to be derived from the amortization for income tax purposes of in-process research and development charges as described in Note 4 to the Unaudited Consolidated Financial Statements which were written off in the first quarter of fiscal 2000 for financial reporting purposes. Accounts payable and accrued expenses increased by $87.6 million, or 272%, due primarily to the inclusion of Vantis liabilities (see Note 4 to the Unaudited Consolidated Financial Statements). The $3.0 million, or 61% increase in income taxes payable as compared to the balance at April 3, 1999 is primarily attributable to the timing of tax deductions and payments. Deferred income increased by $3.0 million, or 15%, as compared to the balance at April 3, 1999, due primarily to increased billings to distributors associated with higher revenue levels.

On June 15, 1999, we entered into a credit agreement by and among the Company, a group of lenders and ABN AMRO Bank N.V. ("ABN AMRO") as administrative agent for the lender group. The credit agreement consists of two credit facilities: a $60 million unsecured revolving credit facility ("Revolver"), and a $220 million unsecured reducing term loan ("Term Loan"). On June 15, 1999, the Company borrowed $220 million under the Term Loan and approximately $33 million under the Revolver. The credit facilities allow for borrowings at adjustable rates. Interest payments are due quarterly. The Revolver and Term Loan expire on June 30, 2002 at which time outstanding borrowings are payable in full. The Term Loan has mandatory redemptions of $12.5 million per quarter beginning March 31, 2000 through September 30, 2001, increasing to $25 million per quarter for the two quarters ending December 31, 2001 and March 31, 2002, with the remaining balance due at maturity. We, in accordance with the credit agreement, must comply with certain financial covenants related to profitability, tangible net worth, working capital, and debt leverage. At July 3, 1999, we were in compliance with these covenants. Both the Revolver and the Term Loan may be prepaid in part or in full without penalty.

Capital additions were $3.1 million, net of retirements, during the first fiscal quarter of 2000. We expect to spend approximately $25 to $30 million for the fiscal year ending April 1, 2000. The primary financing activities during the first quarter of fiscal 2000 are attributable to the new debt facility entered into to fund the Vantis acquisition (see Note 5 to the Unaudited Consolidated Financial Statements).

In March 1997, we entered into an advance payment production agreement with Seiko Epson and its affiliated U.S. distributor, Epson Electronics America, Inc., under which we agreed to advance approximately $85 million, payable upon completion of specific milestones, to Seiko Epson to finance construction of an eight-inch sub-micron wafer manufacturing facility. Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period. The agreement calls for wafers to be supplied by Seiko Epson through Epson Electronics America, Inc. pursuant to purchase agreements with Epson Electronics America, Inc. We also have an option under this agreement to advance Seiko Epson an additional $60 million for additional wafer supply under similar terms. The first payment pursuant to this agreement, approximately $17.0 million, was made during fiscal 1997. During fiscal 1998, we made two additional payments aggregating approximately $34.2 million. The balance of the advance payment is currently anticipated to be made in two installments during fiscal 2000.

We entered entered into a series of agreements with United Microelectronics Corporation ("UMC") in September 1995 pursuant to which we agreed to join UMC and several other companies to form a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China. Under the terms of the agreements, we invested approximately $49.7 million for an approximate 10% equity interest in UICC and the right to receive a percentage of the facility's wafer production at market prices.

In October 1996, we entered into an agreement with Utek Corporation, a public Taiwanese company in the wafer foundry business that became affiliated with the UMC group in 1998, pursuant to which we agreed to make a series of equity investments in Utek under specific terms. In exchange for these investments we received the right to purchase a percentage of Utek's wafer production. Under this agreement, we have invested approximately $17.5 million in three separate installments and currently own approximately 2.5% of the outstanding equity of Utek.

In June 1999, the Board of Directors of UICC and Board of Directors of UMC voted in favor of merging UICC into UMC. Also in June 1999, the Board of Directors of Utek and the Board of Directors of UMC voted in favor of merging Utek into UMC. This matter was scheduled for a shareholder vote in July 1999. If the shareholder vote is successful and the merger is subsequently approved by Taiwanese authorities we will receive approximately 60 million shares of UMC stock in exchange for our equity interests in UICC and Utek. After the merger, we expect to own less than one percent of UMC's common stock. We have no plans to liquidate this investment. We have also received assurance from UMC management that our capacity rights will be preserved after the merger.

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

We believe that our existing liquid resources, expected cash generated from operations and existing credit facilities combined with our ability to borrow additional funds will be adequate to meet our operating and capital requirements and obligations for the next twelve months.

In an effort to secure additional wafer supply, the Company may from time to time consider various financial arrangements including joint ventures, equity investments, advance purchase payments, loans, or similar arrangements with independent wafer manufacturers in exchange for committed wafer capacity. To the extent that the Company pursues any such additional financing arrangements, additional debt or equity financing may be required. We may in the future seek new or additional sources of funding. There can be no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financing will decrease existing stockholders' equity percentage ownership and may, depending on the price at which the equity is sold, result in dilution.

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         11.1     Computation of Net Income Per Share (*)

         27       Financial Data Schedule for Three Months Ended July 3, 1999

(b)      Reports on Form 8-K

         (1) On May 7, 1999, the Company filed a Current Report on Form 8-K representing a Stock Purchase Agreement dated April 21, 1999 between Lattice Semiconductor Corporation and Advanced Micro Devices, Inc.

         (2) On June 25, 1999, the Company filed a Current Report on Form 8-K dated June 15, 1999 regarding the June 15, 1999 acquisition of Vantis Corporation.



                   (*) Incorporated by reference to Note 6 to the Unaudited Consolidated Financial Statements in the Company's report on Form 10-Q for the three months ended July 3, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION (Registrant)

Date: August 16, 1999




By                        /s/ STEPHEN A. SKAGGS
                          ---------------------
                          Stephen A. Skaggs
                          Senior Vice President Finance, Chief Financial Officer and Secretary