Form 10-Q
period 1999-10-02
LATTICE SEMICONDUCTOR CORP
filed 1999-10-21
CIK 855658

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15

     (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15

     (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-18032

                            ------------------------

                       LATTICE SEMICONDUCTOR CORPORATION
             (Exact name of Registrant as specified in its charter)

                            ------------------------

           STATE OF DELAWARE                  93-0835214
      (State or other jurisdiction         (I.R.S. Employer
   of incorporation or organization)      Identification No.)

5555 N.E. MOORE COURT, HILLSBORO, OREGON      97124-6421
(Address of principal executive offices)      (Zip Code)

                                 (503) 268-8000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At October 2, 1999, there were 47,926,112 shares of the Registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       LATTICE SEMICONDUCTOR CORPORATION
                                     INDEX
                         PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statement of Operations--Three and Six Months Ended October 2,
           1999 and September 26, 1998....................................................          3

           Consolidated Balance Sheet--October 2, 1999 and April 3, 1999..................          4

           Consolidated Statement of Cash Flows--Six Months Ended October 2, 1999 and
           September 26, 1998.............................................................          5

           Notes to Consolidated Financial Statements.....................................          6

Item 2.    Management Discussion and Analysis of Financial Condition and Results of
           Operations.....................................................................         14

                                     PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders............................         26

Item 6.    Exhibits and Reports on Form 8-K...............................................         26

           Signatures.....................................................................         27

                         PART 1. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

                       LATTICE SEMICONDUCTOR CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                       --------------------  ---------------------
                                                                        OCT. 2,   SEPT. 26,   OCT. 2,    SEPT. 26,
                                                                         1999       1998        1999       1998
                                                                       ---------  ---------  ----------  ---------
Revenue..............................................................  $  94,973  $  48,088  $  154,711  $  96,116
Costs and expenses:
  Cost of products sold..............................................     39,771     19,043      62,652     38,152
  Research and development...........................................     17,864      7,920      27,753     15,815
  Selling, general and administrative................................     20,393      9,005      31,238     18,010
  In-process research and development................................         --         --      89,003         --
  Amortization of intangible assets..................................     21,127         --      25,291         --
                                                                       ---------  ---------  ----------  ---------
    Total costs and expenses.........................................     99,155     35,968     235,937     71,977
                                                                       ---------  ---------  ----------  ---------
(Loss) Income from operations........................................     (4,182)    12,120     (81,226)    24,139
Other (expense) income, net..........................................     (3,645)     2,503      (1,840)     5,026
                                                                       ---------  ---------  ----------  ---------
(Loss) income before provision for income taxes......................     (7,827)    14,623     (83,066)    29,165
(Benefit) provision for income taxes.................................     (2,857)     4,753     (26,933)     9,479
                                                                       ---------  ---------  ----------  ---------
Net (loss) income....................................................  $  (4,970) $   9,870  $  (56,133) $  19,686
                                                                       =========  =========  ==========  =========
Basic net (loss) income per share....................................  $   (0.10) $    0.21  $    (1.18) $    0.42
                                                                       =========  =========  ==========  =========
Diluted net (loss) income per share..................................  $   (0.10) $    0.21  $    (1.18) $    0.41
                                                                       =========  =========  ==========  =========
Shares used in per share calculations:
Basic net (loss) income..............................................     47,714     47,036      47,483     46,992
                                                                       =========  =========  ==========  =========
Diluted net (loss) income............................................     47,714     47,228      47,483     47,474
                                                                       =========  =========  ==========  =========

          See Accompanying Notes to Consolidated Financial Statements

                       LATTICE SEMICONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           OCTOBER 2,    APRIL 3,
                                                                                              1999         1999
                                                                                           -----------  ----------
                                                                                           (UNAUDITED)
                                                      ASSETS

Current assets:
  Cash and cash equivalents..............................................................   $  29,613   $   79,301
  Short-term investments.................................................................     105,661      240,133
  Accounts receivable....................................................................      26,102       23,788
  Inventories............................................................................      23,292       17,683
  Prepaid expenses and other current assets..............................................      30,213        6,061
  Deferred income taxes..................................................................      19,660       14,400
                                                                                            ---------   ----------
    Total current assets.................................................................     234,541      381,366
Property and equipment, net..............................................................      57,325       44,993
Foundry investments, advances and other assets...........................................     104,156      114,537
Intangible assets, net...................................................................     395,012           --
Deferred income taxes....................................................................      39,781           --
                                                                                            ---------   ----------
                                                                                            $ 830,815   $  540,896
                                                                                            =========   ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses..................................................   $  91,968   $   32,184
  Bank borrowings........................................................................      37,500           --
  Deferred income on sales to distributors...............................................      33,118       19,993
  Income taxes payable...................................................................       8,850        4,985
                                                                                            ---------   ----------
    Total current liabilities............................................................     171,436       57,162
Bank borrowings..........................................................................     182,500           --
Other long-term liabilities..............................................................      11,638           --
Commitments and contingencies............................................................          --           --

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or
    outstanding..........................................................................          --           --
  Common stock, $.01 par value, 100,000,000 shares authorized, 47,926,112 and 47,194,472
    shares issued and outstanding........................................................         479          472
  Paid-in capital........................................................................     260,687      223,054
  Retained earnings......................................................................     204,075      260,208
                                                                                            ---------   ----------
    Total stockholders' equity...........................................................     465,241      483,734
                                                                                            ---------   ----------
                                                                                            $ 830,815   $  540,896
                                                                                            =========   ==========

          See Accompanying Notes to Consolidated Financial Statements.

                       LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                           -----------------------
                                                                                           OCTOBER 2,   SEPT. 26,
                                                                                              1999         1998
                                                                                           -----------  ----------
Cash flows from operating activities:
  Net (loss) income......................................................................  $   (56,133) $   19,686
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation and amortization........................................................       32,446       4,881
    Acquisition of in-process research and development...................................       89,003          --
    Deferred income taxes pertaining to intangible assets................................      (38,369)         --
    Changes in assets and liabilities (net of effects of acquisition):
      Accounts receivable................................................................        2,368       9,363
      Inventories........................................................................        2,325       3,613
      Prepaid expenses and other assets..................................................      (10,485)        419
      Deferred income taxes..............................................................       (1,412)       (950)
      Accounts payable and accrued expenses..............................................        6,015           2
      Deferred income....................................................................        2,921      (2,647)
      Income taxes payable...............................................................       (5,160)     (1,441)
      Other liabilities..................................................................       11,638          --
                                                                                           -----------  ----------
    Total adjustments....................................................................       91,290      13,240
                                                                                           -----------  ----------
  Net cash provided by operating activities..............................................       35,157      32,926
                                                                                           -----------  ----------
Cash flows from investing activities:
  Proceeds from short-term investments, net..............................................      134,472       9,921
  Acquisition of Vantis Corporation, net of cash acquired................................     (439,258)         --
  Foundry investments....................................................................       (4,590)         --
  Capital expenditures...................................................................       (9,329)    (10,836)
                                                                                           -----------  ----------
  Net cash used by investing activities..................................................     (318,705)       (915)
                                                                                           -----------  ----------
Cash flows from financing activities:
  Proceeds from bank borrowings..........................................................      253,000          --
  Debt payments..........................................................................      (33,000)         --
  Net proceeds from issuance of common stock.............................................       13,860       6,332
  Repurchase of common stock.............................................................           --      (8,460)
                                                                                           -----------  ----------
  Net cash provided (used) by financing activities.......................................      233,860      (2,128)
                                                                                           -----------  ----------
Net (decrease) increase in cash and cash equivalents.....................................      (49,688)     29,883
Beginning cash and cash equivalents......................................................       79,301      60,344
                                                                                           -----------  ----------
Ending cash and cash equivalents.........................................................  $    29,613  $   90,227
                                                                                           ===========  ==========
Supplemental disclosures of cash flow information:
  Cash paid for interest.................................................................  $     3,468  $       --
  Cash paid for income taxes.............................................................        9,477      10,225

Supplemental disclosures of non-cash investing and financing activities:
  Conversion of Vantis Corporation stock options to Lattice stock options (Note 4).......       23,982          --

          See Accompanying Notes to Consolidated Financial Statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION:

    In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments with the exception of the in-process research and development charge discussed in
Note 4) necessary to present fairly the financial information included therein. We believe disclosures are adequate to make the information not misleading, however, we suggest that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K/A for the year ended April 3, 1999 and filed on July 27, 1999, and the report on Form 8-K/A which was filed with the Securities Exchange Commission on August 20, 1999.

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. For financial reporting purposes, we report on a 13 or 14 week quarter with the year ending April 1, 2000. The results of operations for the quarter ended October 2, 1999 are not necessarily indicative of the results to be expected for the full year.

    This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, the assumptions set forth in Note 4 and in the Management Discussion and Analysis section of this Current Report on Form 10-Q regarding revenue growth and cost of capital which underlie the Company's calculation of the in-process research and development expenses contain forward-looking statements and are qualified by the risks associated with overall semiconductor market conditions, market acceptance and demand for our new products, our dependencies on our foundry suppliers, the impact of competitive products and pricing, technological and product development risks, as well as our ability to successfully integrate Vantis into our operations, retain key employees of Vantis, retain key customers and suppliers, successfully increase our combined revenue and profitability, and other risks detailed in our Annual Report on Form 10-K/A for the year ended April 3, 1999 and other reports filed from time to time with the Securities Exchange Commission ("SEC"). Actual results could differ materially from those projected in the forward-looking statements.

NOTE 2--REVENUE RECOGNITION:

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

NOTE 3--NET (LOSS) INCOME PER SHARE:

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

    On August 11, 1999 our Board of Directors approved a two-for-one split of its common stock to be effected in the form of a stock dividend of one share of common stock for each share of our outstanding common stock. The stock dividends were paid September 16, 1999 to stockholders of record as of August 26, 1999. All share and per share amounts presented in the accompanying unaudited consolidated financial statements and notes thereto have been adjusted retroactively to reflect the two-for-one split.

NOTE 4--ACQUISITION OF VANTIS.

    As discussed in Note 1, we completed the acquisition of all of the outstanding capital stock of Vantis from AMD on June 15, 1999. We paid approximately $500.1 million in cash for all of the outstanding capital stock of Vantis. Additionally, we paid approximately $10.8 million in direct acquisition costs, we accrued an additional $5.4 million of pre-acquisition contingencies, we accrued $8.3 million in exit costs and recorded normal accruals of $34.5 million related to the Vantis business. This purchase was financed using a combination of cash reserves and a new credit facility bearing interest at adjustable rates (See Note 5). In addition, we exchanged Company stock options for all of the options outstanding under the former Vantis employee stock plans with a calculated Black-Scholes value of approximately $24.0 million. The total purchase price of Vantis was $583.1 million. The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on an independent appraisal and management estimates. The purchase price and the related allocation are subject to further refinement and change over the period covering one year from the acquisition date.

    The total purchase price was allocated as follows (in millions):

Current technology..................................................  $   210.3
Excess of purchase price over net assets assumed....................      158.8
In-process research and development.................................       89.0
Fair value of other tangible net assets.............................       61.3
Assembled workforce, customer list, patents and trademarks..........       53.5
Fair value of property, plant and equipment.........................       10.2
                                                                      ---------
Total...............................................................  $   583.1
                                                                      =========

VANTIS INTEGRATION

    We have taken certain actions to integrate the Vantis operations and, in certain instances, to consolidate duplicative operations. Accrued exit costs related to Vantis were recorded as an adjustment to the fair value of net assets in the purchase price allocation. Accrued exit costs include $4.2 million related to Vantis office closures, $2.5 million related to separation benefits for Vantis employees and $1.6 million in other exit costs primarily relating to the termination of Vantis foreign distributors. These accruals are based upon our current estimates and are in accordance with Emerging Issue Task Force ("EITF") No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination". Activity against the accrued exit costs was not significant through October 2, 1999.

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

    The semiconductor projects are related to new PLD products (requiring new architectures and process technologies) and have the attendant risks associated with development of advanced semiconductor circuit designs such as achievement of speed, power, density, reliability and cost goals. All of the semiconductor projects have remaining risks related to achievement of these design goals and effective software integration. In addition, certain projects have basic circuit design and layout activities which had not been completed as of June 15, 1999. These semiconductor projects are scheduled for market release beginning in the first calendar quarter of 2000 and continuing through 2001. Estimated costs to complete all in-process semiconductor projects total $19.0 million and range from $0.2 million to $16.5 million.

    The process technology project is related to the development of a new advanced manufacturing process to reduce transistor size, improve speed and lower power consumption. Through June 16, 1999, transistor design, lithography and metalization process development, process integration and certain transistor size reduction plans had been achieved. Development of packaging integration technology, achievement of manufacturability yield objectives, satisfaction of reliability standards and qualification testing had not been accomplished at June 16, 1999. The process is expected to be qualified for initial production in fourth calendar quarter of 1999 with approximately $450,000 of costs to be incurred after June 15, 1999 out of a total of $4 million of estimated costs. This process technology, once qualified, is expected to remain in production through 2004.

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

                                                                       SIX MONTHS   SIX MONTHS
                                                                          ENDED        ENDED
                                                                       OCTOBER 2,    SEPT. 26,
                                                                          1999         1998
PROFORMA RESULTS
---------------------------------------------------------------------  -----------  -----------
(UNAUDITED)                                                             (IN THOUSANDS, EXCEPT
                                                                          PER-SHARE AMOUNTS)
Revenue..............................................................   $ 199,406    $ 197,775
Net (loss) income....................................................   $  (9,236)   $ (10,890)
Basic net (loss) income per share....................................   $   (0.19)   $   (0.23)
Diluted net (loss) per share.........................................   $   (0.19)   $   (0.23)

NOTE 5--DEBT:

    On June 15, 1999, we entered into a credit agreement by and among the Company, a group of lenders and ABN AMRO Bank N.V. ("ABN AMRO") as administrative agent for the lender group. The credit agreement consists of two credit facilities: a $60 million unsecured revolving credit facility ("Revolver"), and a $220 million unsecured reducing term loan ("Term Loan"). On October 2, 1999, the Company had borrowings of $220 million under the Term Loan and had no borrowings outstanding under the Revolver. The credit facilities allow for borrowings at adjustable rates. Interest payments are due quarterly. The Revolver and Term Loan expire on June 30, 2002 at which time outstanding borrowings are payable in full. The Term Loan has mandatory redemptions of $12.5 million per quarter beginning March 31, 2000 through September 30, 2001, increasing to $25 million per quarter for the two quarters ending December 31, 2001 and March 31, 2002, with the remaining balance due at maturity. We, in accordance with the credit agreement, must comply with certain financial covenants related to profitability, tangible net worth, working capital, and debt leverage. At October 2, 1999, we were in compliance with these covenants. Both the Revolver and the Term Loan may be prepaid in part or in full without penalty. (See Recent Developments in Management's Discussion and Analysis, following).

NOTE 6--RECONCILIATION OF BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (IN THOUSANDS, EXCEPT PER SHARE DATA):

    The following is a reconciliation of the basic and diluted per share computations as required by SFAS No. 128, "Earnings Per Share ("EPS")."

                                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                      ----------------------  ----------------------
                                                                      OCTOBER 2,   SEPT. 26,  OCTOBER 2,   SEPT. 26,
                                                                         1999        1998        1999        1998
                                                                      -----------  ---------  -----------  ---------
Basic and diluted net (loss) income.................................   $  (4,970)  $   9,870   $ (56,133)  $  19,686
                                                                       =========   =========   =========   =========
Shares used in basic net (loss) income per share calculations.......      47,714      47,036      47,483      46,992
Dilutive effect of options and warrants.............................          --         192          --         482
                                                                       ---------   ---------   ---------   ---------
Shares used in diluted net income per share calculations............      47,714      47,228      47,483      47,474
                                                                       =========   =========   =========   =========
Basic net (loss) income per share...................................   $    (.10)  $    0.21   $   (1.18)  $     .42
                                                                       =========   =========   =========   =========
Diluted net (loss) income per share.................................   $    (.10)  $    0.21   $   (1.18)  $     .41
                                                                       =========   =========   =========   =========

    For the three and six months ended October 2, 1999, approximately
2.17 million and 1.80 million common equivalent shares were excluded from the computation of diluted shares as a result of their anti-dilutive effect on loss per share.

NOTE 7--INVENTORIES (IN THOUSANDS):

                                                                           OCT. 2,   APRIL 3,
                                                                            1999       1999
                                                                          ---------  ---------
Work in progress........................................................  $  12,283  $  10,956
Finished goods..........................................................     11,009      6,727
                                                                          ---------  ---------
                                                                          $  23,292  $  17,683
                                                                          =========  =========

    The October 2, 1999 inventory increased as a result of the acquisition of Vantis on June 15, 1999. Vantis inventory at October 2, 1999 was $7.9 million, consisting of $4.3 million in work-in-process and $3.6 million in finished goods inventories.

NOTE 8--CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS):

                                                                       COMMON      PAID-IN     RETAINED
                                                                        STOCK      CAPITAL     EARNINGS     TOTAL
                                                                     -----------  ----------  ----------  ----------
Balances, April 3, 1999............................................   $     472   $  223,054  $  260,208  $  483,734
Fair value of options issued to Vantis employees (Note 4)..........          --       23,982          --      23,982
Common stock issued................................................           7        9,403          --       9,410
Tax benefit of option exercises....................................          --        4,450          --       4,450
Other comprehensive income.........................................          --         (202)         --        (202)
Loss for the six-month period......................................          --           --     (56,133)    (56,133)
                                                                      ---------   ----------  ----------  ----------
Balances, Oct. 2, 1999.............................................   $     479   $  260,687  $  204,075  $  465,241
                                                                      =========   ==========  ==========  ==========

NOTE 9--NEW ACCOUNTING PRONOUNCEMENTS:

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

NOTE 10--LEGAL MATTERS:

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

NOTE 11--SEGMENT AND GEOGRAPHIC INFORMATION:

    The Company operates in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. The Company's sales by major geographic area were as follows (in thousands):

                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   --------------------  ---------------------
                                                   OCT. 2,    SEPT. 26,   OCT. 2,    SEPT. 26,
                                                     1999       1998        1999       1998
                                                   ---------  ---------  ----------  ---------
United States....................................  $  45,321  $  24,084  $   76,004  $  48,548
Export sales:
  Europe.........................................     26,119     12,545      40,699     26,185
  Asia...........................................     16,152      8,392      28,390     15,470
  Other..........................................      7,381      3,067       9,618      5,913
                                                   ---------  ---------  ----------  ---------
                                                      49,652     24,004      78,007     47,568
                                                   ---------  ---------  ----------  ---------
                                                   $  94,973  $  48,088  $  154,711  $  96,116
                                                   =========  =========  ==========  =========

    Resale of product through three distributors accounted for approximately 19%, 14% and 12% of revenues, respectively, in the second quarter of fiscal 2000, and approximately 15%, 12% and 12%, for the first six months of fiscal 2000. No individual customer accounted for more than 10% of revenue in any of the periods presented. No export sales to customers or distributors of any individual country accounted for more than 10% of revenue in any of the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION RESULTS OF OPERATIONS

    The results of operations for the three month and six month periods ended October 2, 1999 presented include the effect of the acquisition of Vantis from June 16, 1999, which is discussed in Note 4 to the Unaudited Consolidated Financial Statements contained herein.

    Key elements of the statements of operations, expressed as a percentage of revenues, were as follows:

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                         ------------------------------  ------------------------------
                                          OCT 2, 1999    SEPT 26, 1998    OCT 2, 1999    SEPT 26, 1998
                                         -------------  ---------------  -------------  ---------------
Revenue................................        100.0%          100.0%          100.0%          100.0%
Gross margin...........................         58.1%           60.4%           59.5%           60.3%
Research and development expense.......         18.8%           16.5%           17.9%           16.5%
Selling, general and admin. expenses...         21.5%           18.7%           20.2%           18.7%
(Loss) income from operations..........         (4.4)%          25.2%          (52.5)%          25.1%

REVENUE:

    Revenue for the second quarter and first six months of fiscal 2000 increased $46.9 million and $58.6 million or 98% and 61%, respectively, as compared to the second quarter and first six months of fiscal 1999. In addition to the acquisition of Vantis, the revenue increase was attributable to increased sales of ISP products and recovering demand from Asia. Overall average selling prices increased slightly in the second quarter and first half of fiscal 2000 as compared to the second quarter and first half of fiscal 1999. Fluctuations in overall average selling prices were due primarily to changes in our product mix. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products.

GROSS MARGIN:

    Gross margin was 58.1% and 59.6% in the second quarter and first half of fiscal 2000 as compared to 60.4% and 60.3% in the second quarter and first half of fiscal 1999. The decline for the second quarter and first six months of fiscal 2000 is attributable to the acquisition of Vantis Corporation on June 16, 1999. The decline was partially offset by an improvement in product mix and reductions in our manufacturing costs. Reductions in manufacturing costs resulted primarily from yield improvements, migration of products to more advanced technologies and smaller die sizes, and wafer price reductions.

RESEARCH AND DEVELOPMENT:

    Research and development expenses were $17.9 million and $27.8 million, an increase of approximately $9.9 million and $11.9 million, or 126% and 75%, in the second quarter and first six months of fiscal 2000, when compared to the second quarter and first six months of fiscal 1999, respectively. In addition to the acquisition of Vantis, spending increases resulted primarily from the increased development of new products. We believe that a continued commitment to research and development is essential in order to maintain product leadership of our existing product families and provide innovative new product offerings, and therefore, expect to continue to make significant future investments in research and development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

    Selling, general and administrative expense was $20.4 million and $31.2 million, an increase of $11.4 million and $13.2 million, or 126% and 73%, in the second quarter and first six months of fiscal 2000 when compared to the second quarter and first six months of fiscal 1999, respectively. This increase was primarily due to the Vantis acquisition and to a lesser extent attributable to increased variable costs associated with higher levels of revenue and profitability.

AMORTIZATION OF INTANGIBLE ASSETS:

    Amortization of intangibles was $21.1 million and $25.3 million, an increase of $21.1 million and $25.3 million for the second quarter and first half of fiscal 2000 as compared to the second quarter and first half of fiscal 1999, respectively, due to the inclusion of amortization of intangible assets arising from the Vantis acquisition on June 15, 1999. In-process research and development expenses of $89.0 million in the first quarter of FY 2000 are further described in Note 4 to the Unaudited Consolidated Financial Statements.

OTHER EXPENSE (INCOME), NET:

    Other expense (income), net of interest income was $3.6 million and $1.8 million, an increase of approximately $6.1 million and $6.9 million in the second quarter and first six months of fiscal 2000 as compared to the second quarter and first six months of fiscal 1999, respectively. This was primarily due to interest expense of approximately $4.4 million and $5.3 million in the second quarter and first six months of fiscal 2000, respectively, from acquisition-related debt (as discussed in Note 5) offsetting increased interest income on higher cash balances prior to the acquisition.

(BENEFIT) PROVISION FOR INCOME TAXES:

    The benefit for income taxes for the second quarter and first half of fiscal 2000 ended October 2, 1999 is 36.5% and 32.4% of the loss before provision for income taxes. This reflects the estimated rate at which income taxes would be recoverable if a loss tax return were filed. The loss before provision for income taxes is attributable to the In-Process Research and Development charge during the period of approximately $89 million and intangible asset amortization of $21.1 million and $25.3 million for the three and six months ended
October 2, 1999, respectively. If this charge were not present, the Company would have taxable income and an income tax rate of approximately 36.5%. For the three month and six month periods ended September 26, 1998, the income tax rate was 32.5%. The principal reason for the increase from 32.5% to 36.5% is that there is less tax exempt and tax favored interest income in the current period (due to cash invested in the Vantis acquisition) than the same period last year.

IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE--METHODOLOGY

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

    The semiconductor projects are related to new PLD products (requiring new architectures and process technologies) and have the attendant risks associated with development of advanced semiconductor circuit designs such as achievement of speed, power, density, reliability and cost goals. All of the semiconductor projects have remaining risks related to achievement of these design goals and effective software integration. In addition, certain projects have basic circuit design and layout activities which had not been completed as of June 15, 1999. These semiconductor projects are scheduled for market release beginning in the first calendar quarter of 2000 and continuing through 2001. Estimated costs to complete all in-process semiconductor projects total $19.0 million and range from $0.2 million to $16.5 million.

    The process technology project is related to the development of a new advanced manufacturing process to reduce transistor size, improve speed and lower power consumption. Through June 16, 1999, transistor design, lithography and metalization process development, process integration and certain transistor size reduction plans had been achieved. Development of packaging integration technology, achievement of manufacturability yield objectives, satisfaction of reliability standards and qualification testing had not been accomplished at June 16, 1999. The process is expected to be qualified for initial production in fourth calendar quarter of 1999 with approximately $450,000 of costs to be incurred after June 15, 1999 out of a total of $4 million of estimated costs. This process technology, once qualified, is expected to remain in production through 2004.

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

FACTORS AFFECTING FUTURE RESULTS

    Notwithstanding the objectives, projections, estimates and other forward-looking statements in this Quarterly Report, our future operating results will continue to be subject to quarterly variations based on a wide variety of risks. These risks include, but are not limited to:

OUR WAFER SUPPLY COULD BE INTERRUPTED OR REDUCED AND RESULT IN A SHORTAGE OF
  FINISHED PRODUCTS AVAILABLE FOR SALE.

    We do not manufacture finished silicon wafers. Currently all our silicon wafers are manufactured by Seiko Epson in Japan; AMD in the United States; and the UMC Group, a group of affiliated companies in Taiwan. If Seiko Epson, through its U.S. affiliate Epson Electronics America, AMD or the UMC Group significantly interrupts or reduces our wafer supply, our operating results would be adversely affected.

    In the past, we have experienced delays in obtaining wafers and in securing supply commitments from our foundries. At present, we anticipate that our supply commitments are adequate. However, these existing supply commitments may not be sufficient for us to satisfy customer demand in future periods. Additionally, notwithstanding our supply commitments, we may still have difficulty obtaining wafer deliveries consistent with the supply commitments. We negotiate wafer prices and supply commitments on at least an annual basis. If Seiko Epson, Epson Electronics America, AMD or the UMC Group reduces our supply commitment or increases our wafer prices, and we cannot find alternative sources of wafer supply, our operating results could be adversely affected.

    Many other factors that could disrupt our wafer supply are beyond our control. Since worldwide manufacturing capacity for silicon wafers is limited and inelastic, we could be adversely affected by significant industry wide increases in overall wafer demand or interruptions in wafer supply. Additionally, although the recent earthquake in Taiwan has not had a material adverse effect on our operating results, a disruption of Seiko Epson's, AMD's or the UMC Group's foundry operations as a result of a fire, earthquake or other natural disaster could disrupt our wafer supply and could have an adverse effect on our operating results.

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

    Substantially all of our revenues are derived from products based on a specialized silicon wafer manufacturing process technology called E(2)CMOS-TM-. The reliable manufacture of high performance E(2)CMOS semiconductor wafers is a complicated and technically demanding process requiring:

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

OUR PRODUCTS MAY NOT BE COMPETITIVE IF WE ARE UNSUCCESSFUL IN MIGRATING OUR
  MANUFACTURING PROCESSES TO MORE ADVANCED TECHNOLOGIES.

    In order to develop new products and maintain the competitiveness of existing products, we need to migrate to more advanced wafer manufacturing processes that utilize larger wafer sizes and smaller device geometries. We may also utilize additional foundries. Since we depend upon foundries to provide their facilities and support for our process technology development, we may experience delays in the availability of advanced wafer manufacturing process technologies at existing or new wafer fabrication facilities. As a result, volume production of our advanced E(2)CMOS-TM- process technologies at the new fabs of Seiko Epson, the UMC Group or future foundries may not be achieved. This could have an adverse effect on our operating results.

WE MAY BE UNSUCCESSFUL IN DEFINING, DEVELOPING OR SELLING NEW PRODUCTS REQUIRED
  TO MAINTAIN OR EXPAND OUR BUSINESS.

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

    - We may not achieve expected levels of revenue growth, cost reduction and profitability improvement; and

    - We may not be able to coordinate our new product and process development in a way which enables us to bring new technologies to the market in a timely manner.

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

OUR FUTURE QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND THEREFORE MAY FAIL TO
  MEET EXPECTATIONS

    Our quarterly operating results have fluctuated in the past and may continue to fluctuate in the future. Consequently, our operating results may fail to meet expectations. As a result of industry conditions and the following specific factors, our quarterly operating results are more likely to fluctuate and are more difficult to predict than a typical non-technology company of our size and maturity:

    - general economic conditions in the countries where we sell our products;

    - the timing of our and our competitors' new product introductions;

    - product obsolescence;

    - the scheduling, rescheduling and cancellation of large orders by our customers;

    - the cyclical nature of demand for our customers' products;

    - our ability to develop new process technologies and achieve volume production at the new fabs of Seiko Epson and the UMC Group or at another foundry;

    - changes in manufacturing yields;

    - adverse movements in exchange rates, interest rates or tax rates; and

    - the availability of adequate supply commitments from our wafer foundries and assembly and test subcontractors.

    As a result of these factors, our past financial results are not necessarily a good predictor of our future results.

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

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OUR
  FINANCIAL RESULTS AND COMPETITIVE POSITION MAY SUFFER.

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

    A 70 basis-point move in interest rates, approximately 10% of our weighted-average interest rate on the floating rate debt issued on June 15, 1999 (see Note 5 to the Unaudited Consolidated Financial Statements), would have an insignificant effect on our pretax earnings, debt compliance ratios, cash flow and financial condition over the remainder of the fiscal year. A 35 basis-point move in interest rates (approximately 10% of our weighted-average interest rate on our cash, cash equivalent and short term investment income) would have an insignificant effect on our pretax earnings, debt compliance ratios, cash flow and financial condition over remainder fiscal year. Similarly, a 35 basis-point move in interest rates would have had an insignificant effect on pretax earnings, cash flow and financial condition in the first six months and the fiscal year completed on April 3, 1999.

    We have international subsidiary and branch operations. Additionally, a large portion of our silicon wafer purchases are denominated in Japanese yen. We are therefore subject to foreign currency rate exposure. To mitigate rate exposure with respect to yen-denominated wafer purchases, we maintain yen-denominated bank accounts and bill our Japanese customers in yen. The yen bank deposits are utilized to hedge yen-denominated wafer purchases against specific and firm wafer purchases. If foreign currency rates fluctuated by 10% from rates at October 2, 1999 and September 26, 1998, the effect on our consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

LIQUIDITY AND CAPITAL RESOURCES:

    Our cash, cash equivalents and short-term investments decreased
$184.2 million to $135.3 million during the first six months of fiscal 2000 from $319.4 million at April 3, 1999. The decrease was due to our use of cash for the Vantis acquisition partially offset by cash generated from operations and exercises of stock options. Working capital decreased $261.1 million to $63.1 million at October 2, 1999 from $324.2 million at April 3, 1999. This decrease in working capital was primarily a result of our use of cash for the Vantis acquisition, current liabilities assumed net of current assets acquired related to the Vantis acquisition and higher current liabilities from the short-term portion of the new debt facility we entered into in order to purchase Vantis (see below). During the first six months of fiscal 2000, we generated approximately $35.2 million of cash and cash equivalents from our operating activities compared with $32.9 million during the same period in fiscal 1999. This increased generation of cash and cash equivalents was mainly attributable to the changes in assets and liabilities described below.

    During the first six months of fiscal 2000, accounts receivable increased by $2.3 million, or 10%, as compared to the balance at April 3, 1999. This increase was primarily due to the inclusion of approximately $4.7 million of Vantis receivables partially offset by timing of collections and purchase accounting reserves related to distributor receivables. Inventories increased by $5.6 million, or 32%, as compared to the balance at April 3, 1999 primarily due to the inclusion of inventories related to former Vantis operations. Net property and equipment increased by $12.3 million, or 27%, as compared to the balance at April 3, 1999 primarily due to the inclusion of Vantis assets. Long-term deferred income taxes increased $39.8 million versus the balance at April 3, 1999 and primarily represents future income tax benefits to be derived from the amortization for income tax purposes of in-process research and development charges and intangible assets associated with the Vantis acquisition. Accounts payable and accrued expenses increased by $59.8 million, or 186%, due primarily to the inclusion of liabilities related to former Vantis operations (see Note 4 to the Unaudited Consolidated Financial Statements). The $3.9 million, or 78% increase in income taxes payable as compared to the balance at April 3, 1999 is primarily due to the timing of tax deductions and payments. Deferred income increased by $13.1 million, or 66%, as compared to the balance at April 3, 1999, due primarily to increased billings to distributors associated with former Vantis operations.

    On June 15, 1999, we entered into a credit agreement with a group of lenders and ABN AMRO Bank N.V. ("ABN AMRO") as administrative agent for the lender group. The credit agreement consists of two credit facilities: a $60 million unsecured revolving credit facility ("Revolver"), and a $220 million unsecured reducing term loan ("Term Loan"). On June 15, 1999, the Company borrowed
$220 million under the term loan and approximately $33 million under the revolving credit facility. On September 16, 1999, $33 million of borrowings under the revolving credit facility were repaid. The credit facilities allow for borrowings at adjustable rates. Interest payments are due quarterly. The revolving credit facility and term loan expire on June 30, 2002 at which time outstanding borrowings are payable in full. The Term Loan has mandatory redemptions of $12.5 million per quarter beginning March 31, 2000 through September 30, 2001, increasing to $25 million per quarter for the two quarters ending December 31, 2001 and March 31, 2002, with the remaining balance due at maturity. We, in accordance with the credit agreement, must comply with certain financial covenants related to profitability, tangible net worth, working capital, and debt leverage. At October 2, 1999, we were in compliance with these covenants. Both the revolving credit facility and the term loan may be prepaid in part or in full without penalty.

    Capital additions were $9.3 million, and $10.8 million, net of retirements, during the first fiscal half of 2000 and 1999, respectively. We expect to spend approximately $25 to $30 million for the fiscal year ending April 1, 2000. The primary financing activities during the first quarter of fiscal 2000 are attributable to the two credit facilities established to fund the Vantis acquisition (see Note 5 to the Unaudited Consolidated Financial Statements).

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

    We entered into a series of agreements with United Microelectronics Corporation ("UMC") in September 1995 pursuant to which we agreed to join UMC and several other companies to form a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China. Under the terms of the agreements, we invested approximately $49.7 million for an approximate 10% equity interest in UICC and the right to receive a percentage of the facility's wafer production at market prices.

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

    In June 1999, the Board of Directors of UICC and Board of Directors of UMC voted in favor of merging UICC into UMC. Also in June 1999, the Board of Directors of Utek and the Board of Directors of UMC voted in favor of merging Utek into UMC. If the merger is subsequently approved by Taiwanese authorities, we will receive approximately 60 million shares of UMC stock in exchange for our equity interests in UICC and Utek. After the merger, we expect to own less than one percent of UMC's common stock. We have also received assurance from UMC management that our capacity rights will be preserved after the mergers.

    In June 1999, as part of our acquisition of Vantis, we entered into a series of agreements with AMD to support the continuing operations of Vantis. AMD has agreed to provide us with finished silicon wafers through September 2003 in quantities based either on a rolling six-month or an annual forecast. We have committed to buy minimum quantities of wafers and AMD has committed to supply such quantities of wafers during this period. Wafers for our products are manufactured in the Unites States at multiple AMD wafer fabrication facilities. Prices for these wafers will be reviewed and adjusted periodically.

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

RECENT DEVELOMENTS:

    On October 18, 1999, the Company announced its intention, subject to market and other conditions, to raise approximately $200 million (excluding proceeds of the over-allotment option, if any), through an offering of convertible subordinated notes to qualified institutional investors. The Company stated that it intends to use the net proceeds of the offering to repay bank debt incurred to acquire Vantis Corporation in June 1999. As a result of the early retirement of bank debt, the Company will recognize an extraordinary loss of approximately $1.5 million, net of tax, representing unamortized bank debt issuance costs.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders was held on August 9, 1999.

(b) The following directors were elected at the meeting to serve term of three years:

                  Harry A. Merlo
                  Larry W. Sonsini

    The following directors are continuing to serve their terms:

                  Daniel S. Hauer
                  Douglas C. Strain
                  Mark O. Hatfield
                  Cyrus Y. Tsui

(c) The matters voted upon at the meeting and results of the voting with respect to those matters are as follows(*):

                                                                                               FOR       WITHHELD
                                                                                           ------------  ---------
(1)  Election of directors:
     Harry A. Merlo......................................................................    43,921,938    539,302
     Larry W. Sonsini....................................................................    43,540,090    921,150

                                                                           FOR        AGAINST    ABSTAIN      NOT VOTED
                                                                       ------------  ---------  ---------  ---------------
(2)  Ratification of PricewaterhouseCoopers LLP as the Company's
     independent public accountant for the fiscal year ending
     April 1, 2000...................................................    44,435,422     13,702     12,116             0

------------------------

* All vote (share) amounts have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend and paid on September 16, 1999 to stockholders of record as of August 26, 1999.

    The foregoing matters are described in further detail in the Company's definitive proxy statement dated July 12, 1999, for the Annual Meeting of Stockholders held on August 9, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     11.1  Computation of Net Income Per Share (*)
       27  Financial Data Schedule for Three and Six Months Ended October 2, 1999

(b) Reports on Form 8-K

    (1) On August 20,1999, the Company filed a Current Report on Form 8-K/A representing Amendment No. 1 to the Current Report dated June 15, 1999 and filed June 25, 1999 regarding the June 15, 1999 acquisition of Vantis Corporation.

------------------------

(*) Incorporated by reference to Note 6 to the Unaudited Consolidated Financial
    Statements in the Company's report on Form 10-Q for the three and six months ended October 2, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LATTICE SEMICONDUCTOR CORPORATION
                                (Registrant)

Date: October 21, 1999

                                By:            /s/ STEPHEN A. SKAGGS
                                     -----------------------------------------
                                                 Stephen A. Skaggs
                                        SENIOR VICE PRESIDENT FINANCE, CHIEF
                                          FINANCIAL OFFICER AND SECRETARY