Form 10-K
period 2000-01-01
LATTICE SEMICONDUCTOR CORP
filed 2000-03-30
CIK 855658

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C 20549

                            ------------------------

                                   FORM 10-K

                        COMMISSION FILE NUMBER: 0-18032

      /X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM APRIL 4, 1999 TO JANUARY 1, 2000

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

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

         TITLE OF CLASS                            NAME OF EXCHANGE
         --------------                            ----------------
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

                               Yes / /    No /X/

    As of March 16, 2000, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was approximately $2.33 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 16, 2000, 49,163,765 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of the Annual Report to Stockholders for the fiscal period ended January 1, 2000 are incorporated by reference in Part II hereof.

    2. Portions of the definitive proxy statement of the Registrant to be filed pursuant to Regulation 14A for the Fiscal Period 1999 Annual Meeting of Stockholders to be held on May 2, 2000 are incorporated by reference in
Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       LATTICE SEMICONDUCTOR CORPORATION

                                   FORM 10-K

                                 ANNUAL REPORT

                               TABLE OF CONTENTS

ITEM OF
FORM 10-K                                                                   PAGE
----------                                                                --------
PART I

Item 1      --  Business................................................      2
Item 2      --  Properties..............................................      9
Item 3      --  Legal Proceedings.......................................      9
Item 4      --  Submission of Matters to a Vote of Security Holders.....      9
Item 4(a)   --  Executive Officers of the Registrant....................     10

PART II

Item 5      --  Market for the Registrant's Common Stock and Related
                Stockholder Matters.....................................     12
Item 6      --  Selected Financial Data.................................     13
Item 7      --  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................     14
Item 7(a)   --  Quantitative and Qualitative Disclosures About Market
                Risk....................................................     22
Item 8      --  Financial Statements and Supplementary Data.............     26
Item 9      --  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.....................     51

PART III

Item 10     --  Directors and Executive Officers of the Registrant......     51
Item 11     --  Executive Compensation..................................     51
Item 12     --  Security Ownership of Certain Beneficial Owners and
                Management..............................................     51
Item 13     --  Certain Relationships and Related Transactions..........     51

PART IV

Item 14     --  Exhibits, Financial Statement Schedules and Reports on
                Form 8-K................................................     51

Signatures..............................................................     54

Report on Financial Statement Schedule..................................    S-1

Financial Statement Schedule............................................    S-2

ITEM 1. BUSINESS

    Lattice Semiconductor Corporation, ("Lattice"), founded in 1983 and based in Hillsboro, Oregon, designs, develops and markets the broadest range of high performance ISP-TM- programmable logic devices ("PLDs") and offers total solutions for today's advanced logic designs. We introduced in-system programmability to the logic industry in 1992. Our products are sold worldwide through an extensive network of independent sales representatives and distributors primarily to OEM customers in the communications, computing, industrial and military end markets. Approximately one-half of our revenue is derived from export sales, mainly to Europe and Asia.

    In June 1999, we acquired Vantis Corporation, Advanced Micro Device, Inc.'s ("AMD's") PLD division, for approximately $500 million in cash. The transaction is being accounted for under the purchase method in our consolidated financial statements beginning with the period ended July 3, 1999. We have also agreed with AMD to sign a mutual election under the Internal Revenue Code that will allow us to deduct the purchase price for tax purposes over a 15-year period. We believe this acquisition will enable us to increase our share of the PLD market, accelerate development of new products and technologies and provide us with access to a complementary customer base. While Vantis remains a wholly-owned subsidiary, its business, which was substantially similar to our business, has been integrated into our operations. Prior to the acquisition, Vantis relied upon AMD for most manufacturing services. As a part of our acquisition agreement, AMD has agreed to continue to perform these services for a specific time period.

CHANGE IN FISCAL REPORTING PERIOD

    In the fourth quarter of calendar 1999, we changed our reporting period to a 52 or 53 week year ending on the Saturday closest to December 31 from a 52 or 53 week fiscal year ending on the Saturday closest to March 31. This Form 10-K covers the nine-month transition period from April 4, 1999 to January 1, 2000. For purposes of this report and for ease of presentation, December 31 or March 31 has been utilized as the fiscal year end date for all financial statement captions contained herein. Additionally, for purposes of this report the nine month fiscal period ended January 1, 2000 is referred to as "the nine months ended December 31, 1999 or "fiscal period 1999". The fiscal periods ended April 3, 1999 and March 28, 1998, respectively, are referred to as "the fiscal year ended March 31, 1999" and "the fiscal year ended March 31, 1998", or "fiscal year 1999" and "fiscal year 1998", respectively.

PLD MARKET BACKGROUND

    Three principal types of digital integrated circuits are used in most electronic systems: microprocessors, memory and logic. Microprocessors are used for control and computing tasks, memory is used to store programming instructions and data, and logic is employed to manage the interchange and manipulation of digital signals within a system. Logic contains interconnected groupings of simple logical "AND" and logical "OR" functions, commonly described as "gates." Typically, complex combinations of individual gates are required to implement the specialized logic functions required for systems applications. While system designers use a relatively small number of standard architectures to meet their microprocessor and memory needs, they require a wide variety of logic circuits in order to achieve end product differentiation.

    Logic circuits are found in a wide range of today's digital electronic equipment including communication, computing, industrial and military systems. According to World Semiconductor Trade Statistics, a semiconductor industry association, logic accounted for approximately 27% of the estimated
$130 billion worldwide digital integrated circuit market in 1999. The logic market encompasses, among other segments, standard logic, custom-designed ASICs, which include conventional gate-arrays, standard cells and full custom logic circuits, and PLDs.

    Manufacturers of electronic equipment are increasingly challenged to bring differentiated products to market quickly. These competitive pressures often preclude the use of custom-designed ASICs, which generally entail significant design risks and time delay. Standard logic products, an alternative to custom-designed ASICs, limit a manufacturer's flexibility to adequately customize an end system. PLDs address this inherent dilemma. PLDs are standard products, purchased by systems manufacturers in a "blank" state, that can be custom configured into a virtually unlimited number of specific logic functions by programming the device with electrical signals. PLDs give system designers the ability to quickly create their own custom logic functions to provide product differentiation without sacrificing rapid time to market. Certain PLD products, including our own, are reprogrammable, meaning that the logic configuration can be modified, if needed, after the initial programming. ISP PLDs, pioneered by us, extend the flexibility of standard reprogrammable PLDs by allowing the system designer to configure and reconfigure the logic functions of the PLD with standard 5-volt or 3.3-volt power supplies without removing the PLD from the system board.

    The PLD market has two primary segments: low-density PLDs (less than 1,000 logic gates) and high-density PLDs (greater than 1,000 logic gates). High-density PLD devices include devices based on both the CPLD and field programmable gate array, or FPGA, architectures.

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

TECHNOLOGY

    We believe that our proprietary E(2)CMOS-Registered Trademark- technology is the preferred process technology for PLD products due to its inherent performance, reprogrammability and testability benefits. E(2)CMOS technology, through its fundamental ability to be programmed and erased electronically, serves as the foundation for our ISP products.

    We pioneered the development of ISP products which utilize 5-volt or 3.3-volt programming signals and, as a result, can be configured and reconfigured by a system designer without being removed from the printed circuit board. Standard E(2)CMOS PLDs require a 12-volt programming signal and therefore must be removed from the printed circuit board and programmed using specialized hardware. ISP devices offer enhanced flexibility versus standard PLDs and provide significant customer benefits. ISP devices can allow customers to reduce design cycle times, accelerate time to market, reduce prototyping costs, reduce manufacturing costs and lower inventory requirements. ISP devices can also provide customers the opportunity to perform simplified and cost-effective field reconfiguration through a data file transferred by computer disk or serial data signal.

PRODUCTS

ISP PRODUCTS

    We first entered the ISP market in 1992 and currently offer eleven distinct families of proprietary ISP products, each consisting of multiple devices. We are currently shipping over 300 performance, package and temperature range combinations of ISP products. The key features of our CPLD product families are described in the table below:

                               SPEED     PROPAGATION DELAY                    SURFACE
                               (MHZ)       (NANOSECONDS)         GATES       MOUNT PINS
                              --------   -----------------   -------------   ----------
ispLSI-Registered Trademark-
  1000/E/EA.................    200             4.0           2,000-8,000       44-128
ispLSI 2000E/VE.............    225             3.5           1,000-8,000       44-208
ispLSI 3000/E...............    125             7.5           7,000-20,000     160-432
ispLSI 5000V................    125             7.5          12,000-24,000     208-388
ispLSI 8000/V...............    125             8.5          25,000-50,000     272-492
MACH-Registered Trademark-
  1/2.......................    180             5.0           1,000-5,000       44-100
MACH 4/LV/A.................    180             5.0           1,000-10,000      44-256
MACH 5/LV...................    180             5.5           5,000-20,000     100-352

    Our newest product families, the MACH 4A, ispLSI 2000VE, ispLSI 5000V and ispLSI 8000V, use new innovative architectures and are targeted towards the emerging 3.3 volt CPLD market.

    We offer three additional ISP product families:

    ISPGAL-REGISTERED TRADEMARK-: This proprietary family combines in-system programmability with the industry standard 22V10 low-density PLD architecture. Offered with performance of up to 200 MHz (5.0 nanosecond propagation delay), the ispGAL family is available in both 5-volt and 3.3-volt operating supply versions.

    ISPGDX-REGISTERED TRADEMARK-: This family extends in-system programmability to the circuit board level using an innovative digital cross-point switch architecture. Offered with propagation delays as low as 5.0 nanoseconds, up to 160 I/O and complete pin-to-pin signal routing, the ispGDX is targeted towards digital signal interconnect and interface applications.

    ISPPAC-REGISTERED TRADEMARK-: First introduced in 1999, this three device family extends in-system programmability to the analog market. The innovative architecture of the ispPAC allows designers to quickly and easily program resistor and capacitor values, gain and signal polarity and circuit interconnect to implement a wide variety of analog circuits. The initial ispPAC products are targeted towards filtering and signal conditioning applications and can replace numerous discrete analog components. ispPAC designs are implemented and programmed via a PC using our intuitive software development tool, PAC-Designer.

    We plan to continue to introduce new families of ISP products, as well as improve the performance and reduce the manufacturing cost of our existing product families based on market needs.

SOFTWARE DEVELOPMENT TOOLS

    All Lattice ISP products are supported by ispDesignEXPERT-TM-, our fourth generation software development tool suite. Supporting both the PC and UNIX platforms, ispDesignEXPERT allows a customer to enter, verify and synthesize a design, perform logic simulation and timing analysis, assign I/O pins and critical speed paths, debug and floorplan a design, execute automatic place and route tasks and download a program to an ISP device. Seamlessly integrated with third-party electronic design automation, or EDA, environments, ispDesignEXPERT leverages customers' prior investments in products offered by Aldec, Cadence, Mentor Graphics, OrCAD, Synopsys, Synplicity, Viewlogic and Veribest. In the future, we plan to continue to enhance and expand the capability of our software development tool suite.

    We also provide a variety of software algorithms that support in-system programming of our ISP devices via multiple formats and mechanisms. These software products include ispCODE-Registered Trademark-, Turbo ispDOWNLOAD-Registered Trademark-, ispREMOTE-TM-, ispATE-TM-, ispSVF-TM- and ispVM-TM-.

NON-ISP PRODUCTS

    We offer the industry's broadest line of low-density CMOS PLDs based on our 20 families of GAL-Registered Trademark-and PALCE-Registered Trademark- products offered in over 200 speed, power, package and temperature range combinations. PALCE products were originally introduced by Vantis and are generally compatible with GAL products. GAL and PALCE devices range in complexity from approximately 200 to 1,000 logic gates and are typically assembled in 20-, 24- and 28-pin standard dual in-line packages and in 20- and 28-pin standard plastic leaded chip carrier packages. We offer standard 610, 16V8, 20V8 and 22V10 architectures in a variety of speed grades, with propagation delays as low as 3.5 nanoseconds, the highest performance in the industry. In addition, we offer several proprietary extension architectures, the 6001/2, 16VP8, 16V8Z, 18V10, 20VP8, 20V8Z, 22V10Z, 24V10, 29M16, 20RA10, 20XV10 and 26V12, each of which is optimized for specific applications. We also offer a full range of 3.3-volt standard architectures, the 16LV8, 20LV8, 22LV10 and 26CLV12, in a variety of speed grades, with propagation delays as low as 3.5 nanoseconds, the highest performance in the industry.

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

    Research and development expenses were $32.0 million in fiscal year 1998, $33.2 million in fiscal year 1999 and $45.9 million for fiscal period 1999. We expect to continue to make significant future investments in research and development and expect our research and development expenses to approximately double with the acquisition of Vantis.

OPERATIONS

    We do not manufacture our own silicon wafers and maintain strategic relationships with large semiconductor manufacturers to source our finished silicon wafers. This strategy allows us to focus our internal resources on product, process and market development, and eliminates the fixed cost of owning and operating manufacturing facilities. We are also able to take advantage of the ongoing advanced process technology dedicated development efforts of semiconductor manufacturers. In addition, all of our assembly operations are performed by outside suppliers. We perform certain test operations and reliability and quality assurance processes internally. We have achieved an ISO 9001 quality certification, an indication of our high internal operational standards.

WAFER FABRICATION

    The majority of our silicon wafer requirements have historically been supplied by Seiko Epson in Japan pursuant to an agreement with EEA, an affiliated U.S. distributor of Seiko Epson. We negotiate wafer volumes, prices and terms with Seiko Epson and EEA on a periodic basis. We also receive silicon wafers from the UMC Group in Taiwan pursuant to a series of agreements entered into in 1995. Wafer prices and other purchase terms related to this commitment are subject to periodic adjustment. Currently, the substantial majority of the silicon wafers for Vantis products are manufactured by AMD pursuant to an agreement first entered into in 1996 and subsequently amended and restated at the time of our acquisition of Vantis. A significant interruption or shortage in our wafer supply or a significant or unexpected deterioration in wafer quality or yield levels achieved could have a material adverse effect on our business. See "--Licenses and Agreements."

ASSEMBLY

    After wafer fabrication and initial testing, we ship wafers to independent subcontractors for assembly. During assembly, wafers are separated into individual die and encapsulated in plastic or ceramic packages. Presently, we have qualified long-term assembly partners in Hong Kong, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand.

TESTING

    We electrically test the die on each wafer prior to shipment for assembly. Following assembly, prior to customer shipment, each product undergoes final testing and quality assurance procedures. Final testing on certain products is performed by independent contractors in Malaysia, the Philippines, South Korea, Taiwan, Thailand and the United States.

MARKETING, SALES AND CUSTOMERS

    We sell our products directly to end customers through a network of independent manufacturers' representatives and indirectly through a network of independent distributors. We also employ a direct sales management and field applications engineering organization to support our end customers and indirect sales resources. Our end customers are primarily OEMs in the fields of communication, computing, industrial and military systems.

    At January 1, 2000 we utilized 23 manufacturers' representatives and three distributors in North America. Arrow Electronics and Avnet provide full distribution coverage. We have also established export sales channels in over 30 foreign countries through a network of over 30 sales representatives and distributors. Approximately one-half of our North American sales and the majority of our export sales are made through distributors.

    We protect each of our North American distributors and some of our foreign distributors against reductions in published prices, and expect to continue this policy in the foreseeable future. We also allow returns from these distributors of unsold products under certain conditions. For these reasons, we do not recognize revenue until products are resold by these distributors to an end customer.

    We provide technical and marketing support to our end customers with engineering staff based at our headquarters, design centers and selected field sales offices. We maintain numerous domestic and international field sales offices in major metropolitan areas.

    Export sales as a percentage of our total revenue were 51% in fiscal year 1998, 50% in fiscal year 1999 and 53% in fiscal period 1999. Both export and domestic sales are denominated in U.S. dollars, with the exception of sales to Japan, which are dominated in yen. If our export sales decline significantly there would be a material adverse impact on our business.

    Our products are sold to a large and diverse group of customers. No individual end customer accounted for more than 10% of total revenue in fiscal year 1998 or 1999 or fiscal period 1999. No export sales to any individual country accounted for more than 10% of total revenue in fiscal years 1998 or 1999 or fiscal period 1999.

BACKLOG

    Our backlog of scheduled and released orders as of January 1, 2000 was approximately $83.4 million as compared to approximately $63.5 million as of April 3, 1999. This backlog consists of direct OEM and distributor orders scheduled for delivery within the next 90 days. Distributor orders accounted for the majority of the backlog in both periods. Direct OEM customer orders may be changed, rescheduled or cancelled under certain circumstances without penalty prior to shipment. Additionally, distributor orders generally may be changed, rescheduled or cancelled without penalty prior to shipment. Furthermore, distributor shipments are subject to rights of return and price adjustment. Revenue associated with distributor shipments is not recognized until the product is resold to an end customer. Typically, the majority of our revenue results from orders placed and filled within the same period. Such orders are referred to as "turns orders". By definition, turns orders are not captured in a backlog measurement made at the beginning of a period. We do not anticipate a significant change in this business pattern. For all these reasons, backlog as of any particular date should not be used as a predictor of revenue for any future period.

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

    We hold numerous domestic, European and Japanese patents and have patent applications pending in the United States, Japan and Europe. There can be no assurance that pending patent applications or other applications that may be filed will result in issued patents, or that any issued patents will survive challenges to their validity. Although we believe that our patents have value, there can be no assurance that our patents, or any additional patents that may be issued in the future, will provide meaningful protection from competition. We believe that our success will depend primarily upon the technical expertise, experience, creativity and the sales and marketing abilities of our personnel.

    Patent and other proprietary rights infringement claims are common in our industry. There can be no assurance that, with respect to any claim made against us, we could obtain a license on terms or under conditions that would not have a material adverse effect on our business.

LICENSES AND AGREEMENTS

SEIKO EPSON/EPSON ELECTRONICS AMERICA (EEA)

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

    In March 1997, we entered into an advance production payment agreement with Seiko Epson and EEA under which we agreed to advance approximately
$85.0 million, payable upon completion of specific milestones, to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility. The timing of the payments is related to certain milestones in the development of the facility. Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period. The agreement calls for wafers to be supplied by Seiko Epson through EEA pursuant to purchase agreements concluded with EEA. We also have an option under the agreement to advance Seiko Epson an additional $60.0 million for additional wafer supply under similar terms. The first payment under this agreement, approximately $17.0 million, was made during fiscal 1997. During fiscal 1998, we made two additional payments aggregating approximately $34.2 million.

UMC GROUP

    In September 1995, we entered into a series of agreements with UMC pursuant to which we agreed to join UMC and several other companies to form a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan. Under the terms of the agreement, we invested approximately $49.7 million between fiscal 1996 and fiscal 1998 for an approximate 10% equity interest in UICC and the right to purchase a percentage of the facility's wafer production at market prices.

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

    In June 1999, the board of directors of UICC and Utek and the board of directors of UMC voted in favor of merging UICC and Utek into UMC. These mergers became effective on January 3, 2000. After the mergers we own approximately
61 million shares of UMC common stock and have retained our capacity rights. Due to regulatory restrictions, the majority of our UMC shares may not be sold until July 2000. These regulatory restrictions will gradually expire between July 2000 and January 2004.

AMD

    In June 1999, as part of our acquisition of Vantis, we entered into a series of agreements with AMD to support the continuing operations of Vantis.

    AMD has agreed to provide us with finished silicon wafers through September 2003 in quantities based either on a rolling six-month or an annual forecast. We have committed to buy certain minimum quantities of wafers and AMD has committed to supply certain quantities of wafers during this period. Wafers for our products are manufactured in the United States at multiple AMD wafer fabrication facilities. Prices for these wafers will be reviewed and adjusted periodically.

    We have also entered into an agreement with AMD pursuant to which we have cross-licensed Vantis patents with AMD patents, having an effective filing date on or before June 15, 1999, related to PLD products. This cross-license was made on a worldwide, non-exclusive and royalty-free basis.

    As part of our acquisition of Vantis Corporation, we have acquired certain third-party license rights held by Vantis prior to the acquisition. Included are rights to use certain Xilinx patents to manufacture, market and sell products.

EMPLOYEES

    As of January 1, 2000 we had 916 full-time employees. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical and management personnel. None of our employees is subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations good.

ITEM 2. PROPERTIES

    Our corporate headquarters are located in three connected buildings we own in Hillsboro, Oregon, comprising a total of approximately 200,000 square feet. We also own a 13,000 square foot research and development facility and approximately 6,000 square feet of dormitory facilities in Shanghai, China. We lease a 133,000 square foot facility in San Jose, California (through 2008); we expect to occupy this facility in 2000 in order to consolidate our existing Silicon Valley product development centers as described following. We currently lease a 80,000 square foot product development facility in Sunnyvale, California (through 2006), a 41,000 square foot product development facility in Milpitas, California (through February 14, 2001), a 40,000 square foot product development facility in Austin, Texas (through 2004) and a 7,000 square foot product development facility in Colorado Springs, Colorado (through 2004). We also lease, on a short-term basis, office facilities for our product development facility in the United Kingdom and for our domestic and international sales offices.

ITEM 3. LEGAL PROCEEDINGS

    In connection with our acquisition of Vantis, we have agreed to assume both the claims against Altera and the claims by Altera against AMD in the case captioned ADVANCED MICRO DEVICES, INC. V. ALTERA CORPORATION (CASE
NO. C-94-20567-RMW) proceeding in the United States District Court for the Northern District of California. This litigation, which began in 1994, involves multiple claims and counterclaims for patent infringement relating to Vantis and Altera programmable logic devices and both parties are seeking damages and injunctive relief.

    In April 1999, the United States Court of Appeals for the Federal Circuit reversed earlier jury and District Court decisions and held that Altera is not licensed to the eight AMD patents-in-suit. These eight AMD patents were subsequently assigned to Vantis. Also in April 1999, following the decision of the Court of Appeals, Altera filed a petition for rehearing. In June 1999, the Court of Appeals denied Altera's petition for rehearing.

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

    Except as described above, we are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding our executive officers and directors:

NAME                        AGE                        POSITION
----                      --------   --------------------------------------------
Cyrus Y. Tsui...........     54      President, Chief Executive Officer and
                                     Chairman of the Board
Steven A. Laub..........     41      Senior Vice President and Chief Operating
                                       Officer
Stephen A. Skaggs.......     37      Senior Vice President, Chief Financial
                                     Officer and Secretary
Frank J. Barone.........     60      Corporate Vice President, Product Operations
Stephen M. Donovan......     49      Corporate Vice President, Sales
Jonathan K. Yu..........     59      Corporate Vice President, Business
                                     Development
Martin R. Baker.........     44      Vice President and General Counsel
Randy D. Baker..........     41      Vice President, Manufacturing
Albert L. Chan..........     50      Vice President and General Manager, Lattice
                                       Silicon Valley
Thomas J. Kingzett......     53      Vice President, Reliability and Quality
                                     Assurance
Stanley J. Kopec........     49      Vice President, Corporate Marketing
Andrew D. Robin.........     47      Vice President, New Venture Business
Rodney F. Sloss.........     56      Vice President, Finance
James V. Tortolano......     50      Vice President and Co-General Counsel
Kenneth K. Yu...........     52      Vice President and Managing Director,
                                     Lattice Asia
Mark O. Hatfield........     77      Director
Daniel S. Hauer.........     63      Director
Harry A. Merlo..........     75      Director
Larry W. Sonsini........     59      Director
Douglas C. Strain.......     80      Director

    CYRUS Y. TSUI joined Lattice in September 1988 as President, Chief Executive Officer and Director, and in March 1991 was named Chairman of the Board. From 1987 until he joined, Mr. Tsui was Corporate Vice President and General Manager of the Programmable Logic Division of AMD. He was Vice President and General Manager of the Commercial Products Divisions of Monolithic Memories Incorporated
(MMI) from 1983 until its merger with AMD in 1987. Mr. Tsui has held technical and managerial positions in the semiconductor industry for over 30 years. He has worked in the programmable logic industry since its inception.

    STEVEN A. LAUB joined Lattice in June 1990 as Vice President and General Manager. He was elected Senior Vice President and Chief Operating Officer in August 1996.

    STEPHEN A. SKAGGS joined Lattice in December 1992 as Director, Corporate Development. He was elected Senior Vice President, Chief Financial Officer and Secretary in August 1996.

    FRANK J. BARONE joined Lattice in June 1999 as a Corporate Vice President as a result of the Vantis acquisition. From September 1997 until he joined, Mr. Barone was Chief Operating Officer of Vantis. Prior thereto, Mr. Barone held various technical and managerial positions at AMD. He has worked in the programmable logic industry since 1978.

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

    ANDREW D. ROBIN joined Lattice in June 1999 as Vice President, New Venture Business as a result of the Vantis acquisition. From March 1998 until he joined, Mr. Robin was Vice President, Marketing at Vantis. Prior thereto, Mr. Robin held various marketing and managerial positions at AMD and MMI. Mr. Robin has worked in the programmable logic industry since 1984.

    RODNEY F. SLOSS joined Lattice in May 1994 as Vice President, Finance.

    JAMES V. TORTOLANO joined Lattice in June 1999 as a Vice President as a result of the Vantis acquisition. From November 1998 until he joined, Mr. Tortolano was Vice President, General Counsel of Vantis. Prior thereto, Mr. Tortolano held various legal positions at AMD. He has worked in the semiconductor industry since 1983.

    KENNETH K. YU joined Lattice in January 1991 as Director of Process Technology. He has served as Managing Director, Lattice Asia since November 1992 and was elected Vice President, Lattice Asia in August 1993. Mr. Yu has held technical and managerial positions in the semiconductor industry for over 25 years.

    MARK O. HATFIELD has been a member of our board of directors since 1997. Mr. Hatfield is a former U.S. Senator from Oregon.

    DANIEL S. HAUER has been a member of our board of directors since 1987. Mr. Hauer is the former Chairman and Chief Executive Officer of Epson Electronics America.

    HARRY A. MERLO has been a member of our board of directors since 1983.
Mr. Merlo is the President of Merlo Corporation and is the former President and Chairman of Louisiana-Pacific Corporation.

    LARRY W. SONSINI has been a member of our board of directors since 1991. Mr. Sonsini is Chairman of the Executive Committee of Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm based in Palo Alto, California.

    DOUGLAS C. STRAIN has been a member of our board of directors since 1986. Mr. Strain is the founder and former Vice Chairman of Electro Scientific Industries, Inc.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

    Our common stock is traded on the over-the-counter market and prices are quoted on the Nasdaq National Market under the symbol "LSCC". The following table sets forth the low and high sale prices for our common stock for the last two fiscal years and for the period since January 1, 2000. On March 16, 2000, the last reported sale price of our common stock was $68.063. As of March 16, 2000, we had approximately 370 stockholders of record.

                                                              LOW        HIGH
                                                            --------   --------
Fiscal Year 1999:
  First Quarter...........................................  $12.813    $27.313
  Second Quarter..........................................   11.625     18.313
  Third Quarter...........................................    9.438     23.250
  Fourth Quarter..........................................   18.875     28.156

Fiscal Period 1999:
  First Quarter...........................................  $19.031    $31.156
  Second Quarter..........................................   26.938     34.625
  Third Quarter...........................................   27.250     54.375

Fiscal 2000:
  First Quarter (through March 16, 2000)..................  $40.875    $79.063

    All share amounts have been adjusted retroactively to reflect the two-for-one stock split effected in the form of a stock dividend of one share of common stock for each share of our outstanding common stock which was paid on September 16, 1999.

    The payment of dividends on our common stock is within the discretion of the our Board of Directors. We intend to retain earnings to finance the growth of our business. We have not paid cash dividends and our Board of Directors does not expect to declare a cash dividend in the near future.

ITEM 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           NINE MONTHS                    YEAR ENDED
                                              ENDED      ---------------------------------------------
                                            DEC. 31,     MAR. 31,    MAR. 31,    MAR. 31,    MAR. 31,
                                              1999         1999        1998        1997        1996
                                           -----------   ---------   ---------   ---------   ---------
STATEMENT OF OPERATIONS DATA:
Revenue..................................    $269,699    $200,072    $245,894    $204,089    $198,167
Costs and expenses:
  Cost of products sold..................     108,687      78,440      98,883      83,736      82,216
  Research and development...............      45,903      33,190      32,012      27,829      26,825
  Selling, general and administrative....      50,676      36,818      39,934      33,558      31,323
  In-process research and development....      89,003          --          --          --          --
  Amortization of intangible assets......      45,780          --          --          --          --
                                             --------    --------    --------    --------    --------
                                              340,049     148,448     170,829     145,123     140,364
                                             --------    --------    --------    --------    --------
(Loss) income from operations............     (70,350)     51,624      75,065      58,966      57,803
Interest and other (expense) income,
  net....................................      (4,120)     10,668      10,643       8,712       5,442
                                             --------    --------    --------    --------    --------
(Loss) income before (benefit) provision
  for income taxes.......................     (74,470)     62,292      85,708      67,678      63,245
(Benefit) provision for income taxes.....     (27,989)     20,246      29,141      22,673      21,461
                                             --------    --------    --------    --------    --------
(Loss) income before extraordinary
  item...................................     (46,481)     42,046      56,567      45,005      41,784
Extraordinary item, net of income
  taxes..................................      (1,665)         --          --          --          --
                                             --------    --------    --------    --------    --------
Net (loss) income........................    $(48,146)   $ 42,046    $ 56,567    $ 45,005    $ 41,784
                                             ========    ========    ========    ========    ========
Basic (loss) income per share, before
  extraordinary item.....................    $  (0.97)   $   0.90    $   1.22    $   1.00    $   1.03
                                             ========    ========    ========    ========    ========
Diluted (loss) income per share, before
  extraordinary item.....................    $  (0.97)   $   0.88    $   1.18    $   0.98    $   1.00
                                             ========    ========    ========    ========    ========
Basic net (loss) income per share........    $  (1.01)   $   0.90    $   1.22    $   1.00    $   1.03
                                             ========    ========    ========    ========    ========
Diluted net (loss) income per share......    $  (1.01)   $   0.88    $   1.18    $   0.98    $   1.00
                                             ========    ========    ========    ========    ========
Shares used in per share calculations:
  Basic..................................      47,714      46,974      46,478      44,920      40,654
                                             ========    ========    ========    ========    ========
  Diluted................................      47,714      47,638      47,788      45,946      41,958
                                             ========    ========    ========    ========    ========

BALANCE SHEET DATA:
Working capital..........................    $152,758    $324,204    $283,678    $267,669    $244,649
Total assets.............................     916,155     540,896     489,066     403,462     342,935
Stockholders' equity.....................     482,773     483,734     434,686     360,491     298,768

                                                 NINE MONTHS ENDED
                                                   DEC. 31, 1999                    YEAR ENDED MARCH 31, 1999
                                           ------------------------------   -----------------------------------------
                                            THIRD      SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
                                           QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                           --------   --------   --------   --------   --------   --------   --------
UNAUDITED QUARTERLY DATA:
Revenue..................................  $114,988   $94,973    $ 59,738   $53,788    $50,168    $48,088    $48,028
Gross profit.............................  $ 68,953   $55,202    $ 36,857   $33,045    $30,623    $29,045    $28,919
Income (loss) before extraordinary
  item...................................  $  9,652   $(4,970)   $(51,163)  $11,848    $10,513    $ 9,870    $ 9,816
Extraordinary item.......................  $ (1,665)       --          --        --         --         --         --
Net income (loss)........................  $  7,987   $(4,970)   $(51,163)  $11,848    $10,513    $ 9,870    $ 9,816
Net income per share:
  Basic income (loss) per share, before
    extraordinary item...................  $   0.20   $ (0.10)   $  (1.08)  $  0.25    $  0.22    $  0.21    $  0.21
  Diluted net income (loss) per share
    before extraordinary item............  $   0.19   $ (0.10)   $  (1.08)  $  0.24    $  0.22    $  0.21    $  0.20
  Basic net income (loss) per share......  $   0.17   $ (0.10)   $  (1.08)  $  0.25    $  0.22    $  0.21    $  0.21
  Diluted net income (loss) per share....  $   0.16   $ (0.10)   $  (1.08)  $  0.24    $  0.22    $  0.21    $  0.20

--------------------------

All share and per share amounts have been adjusted retroactively to reflect the two-for-one stock split effected in the form of a stock dividend and paid on September 16, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of revenue represented by selected items reflected in our consolidated statement of operations:

                                                 NINE MONTHS               YEAR ENDED
                                                    ENDED        -------------------------------
                                                DEC. 31, 1999    MAR. 31, 1999    MAR. 31, 1998
                                                --------------   --------------   --------------
Revenue.......................................       100%             100%             100%
Costs and expenses:
  Cost of products sold.......................        40               39               40
  Research and development....................        17               17               13
  Selling, general and administrative.........        19               18               16
  In-process research and development.........        33               --               --
  Amortization of intangible assets...........        17               --               --
                                                     ---              ---              ---
    Total costs and expenses..................       126               74               69
                                                     ---              ---              ---
(Loss) income from operations.................       (26)              26               31
Other (expense) income, net...................        (2)               5                4
                                                     ---              ---              ---
(Loss) income before (benefit) provision for
  income taxes................................       (28)              31               35
(Benefit) provision for income taxes..........       (11)              10               12
                                                     ---              ---              ---
(Loss) income before extraordinary item.......       (17)              21               23
Extraordinary item, net of income taxes.......        (1)              --               --
                                                     ---              ---              ---
Net (loss) income.............................       (18)              21               23
                                                     ===              ===              ===

    ACQUISITION OF VANTIS As discussed in Note 4 to the Consolidated Financial Statements, we completed the acquisition of Vantis Corporation ("Vantis") from AMD on June 15, 1999. We paid approximately $500.1 million in cash for all of the outstanding capital stock of Vantis, plus $10.8 million in indirect acquisition costs, we accrued $5.4 million for preacquistion contingencies, $8.3 million for exit costs, and recorded normal accruals of $34.5 million for the Vantis business. In addition, we exchanged Company stock options for all of the outstanding stock options under the former Vantis employee stock plans with a calculated Black-Scholes value of $24.0 million. Our aggregate purchase price for Vantis was $583.1 million. The purchase was financed using a combination of cash reserves and a new credit facility that was replaced with Convertible Notes in November 1999 (see Note 8 to the Consolidated Financial Statements.) The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on an independent appraisal and management estimates. In process research & development (IPR&D) costs were appraised at $89 million at the acquisition date using a methodology consistent with current views of the staff of the SEC. These IPR&D costs were charged to operations on the acquisition date. Remaining intangible asset costs of $422.6 million at the acquisition date are being amortized to operations over five years using the straight-line method. The purchase price and related allocation are subject to further refinement and change over the period covering one year from the acquisition date.

    We have taken certain actions to integrate the Vantis operations and, in certain instances, to consolidate duplicative operations. Accrued exit costs related to Vantis were recorded as an adjustment to the fair value of net assets in the purchase price allocation. Accrued exit costs include $4.2 million related to Vantis office closures, $2.5 million related to separation benefits for Vantis employees and $1.1 million in other exit costs primarily relating to the termination of Vantis foreign distributors. Separation benefits relate primarily to twenty Vantis senior managers. At December 31, 1999, five employees from this group had terminated. As of December 31, 1999, an additional 55 Vantis employees had terminated for other merger-related reasons. Payments of approximately $747,000 have been charged to this accrued liability. If these employees had not terminated, substantially all of the related costs would have been charged to selling, general and administrative expenses. Charges to other exit cost accrued liabilities were not significant for the period from June 15, 1999 through December 31, 1999. There have been no non-cash charges or credits to accrued exit costs. These accruals are based upon our current estimates and are in accordance with Emerging Issues Task Force ("EITF") No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

    REVENUE. Revenue was $269.7 million in fiscal period 1999, an increase of 35% from fiscal year 1999. Fiscal year 1999 revenue of $200.1 million represented a decrease of 19% from the $245.9 million recorded in fiscal year 1998.

    In addition to our acquisition of Vantis, the revenue increase in fiscal period 1999 as compared to fiscal year 1999 was attributable to increased sales of ISP products and recovering demand from Asia. Fiscal year 1999 revenue as compared to fiscal 1998 was negatively impacted by a decline in demand from Asia due to the economic crisis in that region. Furthermore, revenue in all geographies was negatively impacted by a decline in demand for our non-ISP product families.

    Our sales by geographic area were as follows:

                                           NINE MONTHS               YEAR ENDED
                                              ENDED        -------------------------------
                                          DEC. 31, 1999    MAR. 31, 1999    MAR. 31, 1998
                                          --------------   --------------   --------------
                                                           (IN THOUSANDS)
United States...........................     $126,333         $100,778         $120,278
Export sales:
  Europe................................       70,641           53,649           61,243
  Asia..................................       55,003           34,680           55,853
  Other.................................       17,722           10,965            8,520
                                             --------         --------         --------
                                             $269,699         $200,072         $245,894
                                             ========         ========         ========

    Revenue from export sales as a percentage of total revenue was approximately 53% for fiscal period 1999, 50% for fiscal year 1999 and 51% for fiscal year 1998. We expect export sales to continue to represent a significant portion of revenue.

    The average selling price of our products decreased slightly in fiscal period 1999 as compared to fiscal year 1999. The average selling price of our products was flat in fiscal year 1999 as compared to fiscal year 1998. The decrease in fiscal period 1999 was due primarily to changes in product mix. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products. Our ability to maintain or increase the level of our average selling price is dependent on the continued development, introduction and market acceptance of new products.

    GROSS MARGIN. Our gross margin was 60% for fiscal period 1999, 61% for fiscal year 1999 and 60% for fiscal year 1998. The gross margin decline in fiscal period 1999 as compared to fiscal year 1999 is attributable to our acquisition of Vantis on June 15, 1999. The decline was partially offset by an improvement in product mix and reductions in our manufacturing costs. The improvement in fiscal year 1999 as compared to fiscal year 1998 was primarily due to an improvement in product mix and reductions in our manufacturing costs. Reductions in manufacturing costs resulted primarily from yield improvements, migration of products to more advanced technologies and smaller die sizes, and wafer price reductions.

    RESEARCH AND DEVELOPMENT. Research and development expense was $45.9 million in fiscal period 1999, $33.2 million in fiscal year 1999 and $32.0 million in fiscal year 1998. For fiscal period 1999, in addition to our acquisition of Vantis, spending increases resulted primarily from the increased development of new products. Spending increases in fiscal year 1999 as compared to fiscal year 1998 resulted primarily from the increased development of new products. We believe that a continued commitment to research and development is essential in order to maintain product leadership in our existing product families and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense was $50.7 million in fiscal period 1999, $36.8 million in fiscal year 1999 and $39.9 million in fiscal year 1998. The increase in the 1999 fiscal period as opposed to fiscal year 1999 was primarily due to our Vantis acquisition and to a lesser extent attributable to increased variable costs associated with higher revenue levels. The decrease in fiscal year 1999 expense as compared to fiscal year 1998 was primarily due to decreased variable costs associated with lower revenue levels.

    IN-PROCESS RESEARCH AND DEVELOPMENT. On June 15, 1999, we bought from AMD all of the outstanding capital stock of Vantis Corporation for approximately $500 million in cash in a transaction accounted for under the purchase method of accounting. Including liabilities assumed and purchase accounting reserves established, the total purchase cost was $583.1 million, of which $511.6 million was allocated to intangible assets. A portion of the intangible asset value was in-process research and development, or IPR&D, with a value of approximately $89 million which was charged to expense on the acquisition date as required by generally accepted accounting principles. The remaining $422.6 million of intangible asset value consisting of existing technology, assembled workforce, customer lists, patents, trademarks and goodwill, is being amortized to operations over 5 years using the straight-line method.

    AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets acquired in the Vantis acquisition was $45.8 million for fiscal period 1999. The estimated weighted average useful life of the intangible assets for current technology, assembled workforce, customer lists, trademarks, patents and residual goodwill, created as a result of the acquisition, is approximately five years.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net, was ($4.1) million for fiscal period 1999, a $14.8 million decrease as compared to fiscal year 1999. This was primarily due to interest expense of approximately
$9.7 million from acquisition related debt and reduced interest income resulting from lower cash and investment balances in conjunction with the acquisition. Other income (expense), net, was approximately flat for fiscal year 1999 as compared to fiscal year 1998, as higher cash and investment balances were offset by lower interest rates for invested balances, particularly in the second half of the fiscal year.

    PROVISION FOR INCOME TAXES. The benefit for income taxes for fiscal period 1999 was 37.6% of the loss before benefit for income taxes. This reflects the estimated rate at which income taxes would be recoverable if a loss tax return were filed. The loss before benefit for income taxes is attributable to the IPR&D charge during the period of approximately $89.0 million and intangible asset amortization of $45.8 million. If these charges were not present, we would have had taxable income and an income tax rate of approximately 36.5%. Our effective tax rate was 32.5% for fiscal year 1999 and 34.0% for fiscal year 1998. The rate change in fiscal year 1999 as compared to fiscal year 1998 was due primarily to changes in the proportion of tax-exempt interest income included in our overall net income. The fiscal 1999 rate was also favorably impacted by reduced state taxes resulting from the increased realization of tax credits.

    EXTRAORDINARY ITEM, NET OF INCOME TAXES. The extraordinary item, net of income taxes, represents the writeoff of unamortized loan fees related to the $220 million Term Loan repaid in conjunction with the financing of our acquisition of Vantis.

FACTORS AFFECTING FUTURE RESULTS

OUR WAFER SUPPLY COULD BE INTERRUPTED OR REDUCED AND RESULT IN A SHORTAGE OF FINISHED PRODUCTS AVAILABLE FOR SALE

    We do not manufacture finished silicon wafers. Currently all of our silicon wafers are manufactured by Seiko Epson in Japan, AMD in the United States and the UMC Group, a group of affiliated companies, in Taiwan. If Seiko Epson, through its U.S. affiliate Epson Electronics America, AMD or the UMC Group significantly interrupts or reduces our wafer supply, our operating results would be adversely affected.

    In the past, we have experienced delays in obtaining wafers and in securing supply commitments from our foundries. At present, we anticipate that our supply commitments are adequate. However, these existing supply commitments may not be sufficient for us to satisfy customer demand in future periods. Additionally, notwithstanding our supply commitments we may still have difficulty in obtaining wafer deliveries consistent with the supply commitments. We negotiate wafer prices and supply commitments from our suppliers on at least an annual basis. If Seiko Epson, Epson Electronics America, AMD or the UMC Group reduces our supply commitment or increases our wafer prices, and we cannot find alternative sources of wafer supply, our operating results could be adversely affected.

    Many other factors that could disrupt our wafer supply are beyond our control. Since worldwide manufacturing capacity for silicon wafers is limited and inelastic, we could be adversely affected by significant industry-wide increases in overall wafer demand or interruptions in wafer supply. Additionally, a future disruption of Seiko Epson's, AMD's or the UMC Group's foundry operations as a result of a fire, earthquake or other natural disaster could disrupt our wafer supply and could have an adverse effect on our operating results.

IF OUR FOUNDRY PARTNERS EXPERIENCE QUALITY OR YIELD PROBLEMS, WE MAY FACE A SHORTAGE OF FINISHED PRODUCTS AVAILABLE FOR SALE

    We depend on our foundries to deliver reliable silicon wafers with acceptable yields in a timely manner. As is common in our industry, we have experienced wafer yield problems and delivery delays in the past. If our foundries are unable to produce silicon wafers that meet our specifications, with acceptable yields, for a prolonged period, our operating results could be adversely affected.

    Substantially all of our revenue is derived from products based on a specialized silicon wafer manufacturing process technology called E(2)CMOS. The reliable manufacture of high performance E(2)CMOS semiconductor wafers is a complicated and technically demanding process requiring:

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

WE MAY BE UNSUCCESSFUL IN DEFINING, DEVELOPING OR SELLING NEW PRODUCTS REQUIRED TO MAINTAIN OR EXPAND OUR BUSINESS

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

    Our future revenue growth is dependent on market acceptance of our new proprietary ISP product families and the continued market acceptance of our proprietary software development tools. The success of these products is dependent on a variety of specific technical factors including:

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

OUR PRODUCTS MAY NOT BE COMPETITIVE IF WE ARE UNSUCCESSFUL IN MIGRATING OUR MANUFACTURING PROCESSES TO MORE ADVANCED TECHNOLOGIES

    In order to develop new products and maintain the competitiveness of existing products, we need to migrate to more advanced wafer manufacturing processes that utilize larger wafer sizes and smaller device geometries. We may also utilize additional foundries. Since we depend upon foundries to provide their facilities and support for our process technology development, we may experience delays in the availability of advanced wafer manufacturing process technologies at existing or new wafer fabrication facilities. As a result, volume production of our advanced E(2)CMOS process technologies at the new fabs of Seiko Epson, the UMC Group or future foundries may not be achieved. This could have an adverse effect on our operating results.

IF OUR ASSEMBLY AND TEST SUBCONTRACTORS EXPERIENCE QUALITY OR YIELD PROBLEMS, WE MAY FACE A SHORTAGE OF FINISHED PRODUCTS AVAILABLE FOR SALE

    We rely on subcontractors to assemble and test our devices with acceptable quality and yield levels. As is common in our industry, we have experienced quality and yield problems in the past. If we experience prolonged quality or yield problems in the future, there could be an adverse effect on our operating results.

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

WE MAY EXPERIENCE UNEXPECTED DIFFICULTIES DUE TO THE INTEGRATION OF VANTIS

    We acquired Vantis on June 15, 1999, and at present have completed the integration of this business with our other operations. As a result of this acquisition and subsequent integration, we may incur unexpected disruptions to our ongoing business. These disruptions may have an adverse effect on our operations and financial results. Further, the following specific factors may adversely affect our ability to successfully operate the business of Vantis:

    - we may experience unexpected losses of key employees or customers;

    - we may experience unexpected costs and discover unexpected liabilities;

    - we may not achieve historical levels of revenue growth, cost reduction and profitability improvement; and

    - we may not be able to coordinate our new product and process development in a way which enables us to bring new technologies to the market in a timely manner.

    In addition, as part of our acquisition of Vantis, we entered into arrangements with Vantis' former parent, AMD, for AMD to provide certain manufacturing support and services. In the event AMD fails to provide these services, or provides such services at a level of quality and timeliness inconsistent with the historical delivery of such services, our ability to successfully operate Vantis will be severely hampered and our business may suffer.

DETERIORATION OF CONDITIONS IN ASIA MAY DISRUPT OUR EXISTING SUPPLY ARRANGEMENTS AND RESULT IN A SHORTAGE OF FINISHED PRODUCTS AVAILABLE FOR SALE

    Two of our three silicon wafer suppliers operate fabs located in Asia. Our finished silicon wafers are assembled and tested by independent subcontractors located in Hong Kong, Malaysia, the Philippines, South Korea, Taiwan and Thailand. A prolonged interruption in our supply from any of these subcontractors could have an adverse effect on our operating results.

    Although we have not experienced significant supply interruptions, the economic, financial, social and political situation in Asia has in the past been volatile. Financial difficulties, governmental actions or restrictions, prolonged work stoppages or any other difficulties experienced by our suppliers may disrupt our supply and could have an adverse effect on our operating results.

    Our wafer purchases from Seiko Epson are denominated in Japanese yen. The value of the dollar with respect to the yen has fluctuated in the past and may not remain stable in the future. Future substantial deterioration of dollar-yen exchange rates could have an adverse effect on our operating results.

EXPORT SALES ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES AND MAY DECLINE IN THE FUTURE DUE TO ECONOMIC AND GOVERNMENTAL UNCERTAINTIES

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

    For example, our export sales have in the past been affected by regional economic crises. Significant changes in the economic climate in the foreign countries where we derive our export sales could have an adverse effect on our operating results.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY MAY LIMIT OUR ABILITY TO MAINTAIN OR INCREASE REVENUE AND PROFIT LEVELS DURING FUTURE INDUSTRY DOWNTURNS

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

OUR FUTURE QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND THEREFORE MAY FAIL TO MEET EXPECTATIONS

    Our quarterly operating results have fluctuated in the past and may continue to fluctuate in the future. Consequently, our operating results may fail to meet the expectations of analysts and investors. As a result of industry conditions and the following specific factors, our quarterly operating results are more likely to fluctuate and are more difficult to predict than a typical non-technology company of our size and maturity:

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

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE IN THE HIGHLY COMPETITIVE SEMICONDUCTOR INDUSTRY

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

WE MAY FAIL TO RETAIN OR ATTRACT THE SPECIALIZED TECHNICAL AND MANAGEMENT PERSONNEL REQUIRED TO SUCCESSFULLY OPERATE OUR BUSINESS

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

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR FINANCIAL RESULTS AND COMPETITIVE POSITION MAY SUFFER

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

YEAR 2000 COMPLIANCE

    During 1999 we completed our planned Year 2000 compliance activities with respect to our products, internal systems, software, equipment and facilities. In aggregate we spent approximately $2.0 million to fund Year 2000 compliance activities and related system and software upgrades. To date, we have not encountered any material Year 2000 problems with respect to our products, internal systems, software, equipment and facilities nor have we encountered any vendor supply disruptions related to Year 2000 problems.

OUR STOCK PRICE MAY CONTINUE TO EXPERIENCE LARGE SHORT-TERM FLUCTUATIONS

    In recent years, the price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe and have left investors little time to react. The price of our common stock may continue to fluctuate greatly in the future due to a variety of company specific factors, including:

    - quarter to quarter variations in our operating results;

    - shortfalls in revenue or earnings from levels expected by securities analysts; and

    - announcements of technological innovations or new products by other companies.

ITEM 7(a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of December 31, 1999 and March 31, 1999 the Company's investment portfolio consisted of fixed income securities of $182.1 million and $293.4 million respectively. As with all fixed income instruments, these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of January 1, 2000 and April 3, 1999, the decline in the fair value of the portfolio would not be material. Further, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

    The Company has international subsidiary and branch operations. Additionally, the majority of the Company's silicon wafer purchases are denominated in Japanese yen. The Company is therefore subject to foreign currency rate exposure. To mitigate rate exposure with respect to yen-denominated wafer purchases, the Company maintains yen-denominated bank accounts and bills its Japanese customers in yen. The yen bank deposits are utilized to hedge yen-denominated wafer purchases against specific and firm wafer purchases. If the foreign currency rates fluctuate by 10% from rates at January 1, 2000 and April 3, 1999, the effect on the company's consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1999, our principal source of liquidity was $214.1 million of cash and short-term investments, a decrease of $105.3 million from the balance of $319.4 million at March 31, 1999. The decrease was due to use of cash for our acquisition of Vantis partially offset by cash generated from operations and exercises of stock options. Working capital decreased $171.4 million to $152.8 million at December 31, 1999 from $324.2 million at March 31, 1999. This decrease in working capital was primarily a result of use of cash for our acquisition. During the nine months of fiscal period 1999, we generated approximately $80.9 million of cash and cash equivalents from our operating activities compared with $63.7 million during the twelve months of fiscal year 1999. In addition to the cash and cash equivalents generated, other changes in assets and liabilities are described below.

    Accounts receivable at December 31, 1999 increased by $9.9 million, or 42%, as compared to the balance at March 31, 1999. This increase was primarily due to increased product shipments and revenue levels related to our acquisition. Inventories increased by $8.4 million, or 47%, as compared to the balance at March 31, 1999 primarily due to increased production in response to higher revenue levels and the inclusion of inventories related to our acquisition. Current deferred income taxes increased $15.3 million, or 106%, as compared to the balance at March 31, 1999 primarily due to the increase in deferred income for sales to distributors which is recognized currently for income tax purposes, and to a lesser extent the timing of deductions for certain expenses and allowances. Net property and equipment increased by $14.7 million, or 33%, as compared to the balance at March 31, 1999 primarily due to acquired assets. Long-term deferred income taxes increased $39.1 million versus the balance at March 31, 1999 and primarily represent future income tax benefits to be derived from the amortization for income tax purposes of the IPR&D charges which were written off in the first quarter of fiscal period 1999 for financial reporting purposes and the amortization of other intangible assets for tax purposes.

    Accounts payable and accrued expenses increased by $66.1 million, or 355%, as compared to the balance at March 31, 1999 due primarily to the inclusion of liabilities related to our acquisition. Accrued payroll obligations increased by $5.3 million, or 39% as compared to the balance at March 31, 1999, due primarily to the inclusion of liabilities related to our acquisition. The $7.5 million, or 150% increase in income taxes payable as compared to the balance at March 31, 1999 is primarily attributable to the timing of tax deductions and payments. Deferred income increased by $25.2 million, or 126%, as compared to the balance at March 31, 1999, due primarily to increased billings to distributors associated with our acquisition.

    On October 28, 1999, we issued $260 million in 4 3/4% convertible subordinated notes due on November 1, 2006. These notes require that we pay interest semi-annually on May 1 and November 1. Holders of these notes may convert them into shares of our common stock at any time on or before November 1, 2006, at a conversion price of $41.44 per share, subject to adjustment in certain events. Beginning on November 6, 2002 and ending on October 31, 2003, we may redeem the notes in whole or in part at a redemption price of 102.71% of the principal amount. In the subsequent three twelve-month periods, the redemption price declines to 102.04%, 101.36% and 100.68% of principal, respectively. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated to all liabilities of our subsidiaries. At December 31, 1999, we had no senior indebtedness and our subsidiaries had $26.5 million of other liabilities. Issuance costs relative to the convertible subordinated notes are included in other assets and aggregated approximately $6.9 million and are being amortized to expense over the lives of the notes. Accumulated amortization amounted to approximately $333,000 at December 31, 1999.

    On June 15, 1999, we entered into a credit agreement with a group of lenders and ABN AMRO Bank N.V. ("ABN AMRO") as administrative agent for the lender group. The credit agreement consisted of two credit facilities: a $60 million unsecured revolving credit facility ("Revolver"), and a $220 million unsecured reducing term loan ("Term Loan"), both expiring and due on June 30, 2002. On June 15, 1999, we borrowed $220 million under the Term Loan and approximately $33 million under the Revolver. The credit facilities allowed for borrowings at adjustable rates with interest payments due quarterly. The $33 million Revolver was repaid in full during the third calendar quarter of 1999. In conjunction with the issuance of the convertible subordinated notes, we repaid the $220 million Term Loan in full during the fourth calendar quarter of fiscal 1999. Remaining unamortized loan fees at the time of repayment, aggregating approximately $2.6 million ($1.665 million net of income taxes or a charge of $0.04 for basic and diluted earnings per share), were written off and are reflected in our Consolidated Statement of Operations as an Extraordinary Item, Net of Income Taxes.

    Capital expenditures were approximately $15.7 million, $18.4 million and $18.8 million for fiscal period 1999, and fiscal years 1999 and 1998, respectively. We expect to spend approximately $25 million to $30 million for the fiscal year ending December 31, 2000.

    In March 1997, we entered into an advance payment production agreement with Seiko Epson and its affiliated U.S. distributor, Epson Electronics America, under which we agreed to advance approximately $85 million, payable upon completion of specific milestones, to Seiko Epson to finance construction of an eight-inch sub-micron wafer manufacturing facility. Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period. The agreement calls for wafers to be supplied by Seiko Epson through Epson Electronics America, pursuant to purchase agreements with Epson Electronics America. We also have an option under this agreement to advance Seiko Epson an additional $60 million for additional wafer supply under similar terms. The first payment pursuant to this agreement, approximately
$17.0 million, was made during fiscal 1997. During fiscal 1998, we made two additional payments aggregating approximately $34.2 million. The balance of the advance payment is currently anticipated to be made in two future installments.

    We entered into a series of agreements with UMC, in September 1995 pursuant to which we agreed to join UMC and several other companies to form a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan. Under the terms of the agreements, we invested approximately $49.7 million for an approximate 10% equity interest in UICC and the right to receive a percentage of the facility's wafer production at market prices.

    In October 1996, we entered into an agreement with Utek, a public Taiwanese company in the wafer foundry business that became affiliated with the UMC Group in 1998, pursuant to which we agreed to make a series of equity investments in Utek under specific terms. In exchange for these investments we received the right to purchase a percentage of Utek's wafer production. Under this agreement, we invested approximately $17.5 million in three separate installments.

    In June 1999, the board of directors of UICC and board of directors of UMC voted in favor of merging UICC into UMC. These mergers became effective on January 3, 2000. After the mergers we own approximately 61 million shares of UMC common stock and have retained our capacity rights. Due to regulatory restrictions, the majority of our UMC shares may not be sold until July 2000. These regulatory restrictions will gradually expire between July 2000 and January 2004.

    In June 1999, as part of our acquisition of Vantis, we entered into a series of agreements with AMD to support the continuing operations of Vantis. AMD has agreed to provide us with finished silicon wafers through September 2003 in quantities based either on a rolling six-month or an annual forecast. We have committed to buy certain minimum quantities of wafers and AMD has committed to supply certain quantities of wafers during this period. Wafers for our products are manufactured in the United States at multiple AMD wafer fabrication facilities. Prices for these wafers will be reviewed and adjusted periodically.

    We believe that our existing liquid resources, expected cash generated from operations and existing credit facilities combined with our ability to borrow additional funds will be adequate to meet our operating and capital requirements and obligations for the next 12 months.

    In an effort to secure additional wafer supply, we may from time to time consider various financial arrangements including joint ventures, equity investments, advance purchase payments, loans, or similar arrangements with independent wafer manufacturers in exchange for committed wafer capacity. To the extent that we pursue any such additional financing arrangements, additional debt or equity financing may be required. We may in the future seek new or additional sources of funding. There can be no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financing will decrease existing stockholders' equity percentage ownership and may, depending on the price at which the equity is sold, result in dilution.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT
  SCHEDULES

                                                                PAGE
                                                              --------
CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet, December 31, 1999 and March 31,
  1999......................................................     27

Consolidated Statement of Operations, nine months ended
  December 31, 1999 and years ended March 31, 1999 and
  1998......................................................     28

Consolidated Statement of Stockholders' Equity, nine months
  ended December 31, 1999 and years ended March 31, 1999 and
  1998......................................................     29

Consolidated Statement of Cash Flows, nine months ended
  December 31, 1999 and years ended March 31, 1999 and
  1998......................................................     30

Notes to Consolidated Financial Statements..................     31

Report of Independent Accountants...........................     50

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

Report of Independent Accountants on Financial Statement
  Schedule..................................................    S-1

Schedule VIII--Valuation and Qualifying Accounts............    S-2

                       LATTICE SEMICONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEET

               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                              DEC. 31,    MARCH 31,
                                                                1999         1999
                                                              ---------   ----------
                                                              (Note 1)
                                       ASSETS

Current assets:
  Cash and cash equivalents.................................  $113,824     $ 79,301
  Short-term investments....................................   100,316      240,133
  Accounts receivable, net..................................    33,676       23,788
  Inventories (note 2)......................................    26,036       17,683
  Prepaid expenses and other current assets.................    10,407        6,061
  Deferred income taxes (note 7)............................    29,727       14,400
                                                              --------     --------
    Total current assets....................................   313,986      381,366
Foundry investments, advances and other assets (notes 5 and
  15).......................................................   130,274      114,537
Property and equipment, less accumulated depreciation
  (note 3)..................................................    59,689       44,993
Intangible assets, less accumulated amortization of $45,780
  (note 4)..................................................   373,117           --
Deferred income taxes (note 7)..............................    39,089           --
                                                              --------     --------
                                                              $916,155     $540,896
                                                              ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................  $ 84,675     $ 18,611
  Accrued payroll obligations...............................    18,906       13,573
  Income taxes payable (note 7).............................    12,459        4,985
  Deferred income...........................................    45,188       19,993
                                                              --------     --------
    Total current liabilities...............................   161,228       57,162
                                                              --------     --------
4 3/4% Convertible notes due in 2006 (note 8)...............   260,000           --
Other long-term liabilities.................................    12,154           --

Commitments and contingencies (notes 4,5,6,10,11 and 15)....        --           --

Stockholders' equity (note 9):
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized; none issued and outstanding.................        --           --
  Common stock, $.01 par value, 100,000,000 shares
    authorized; 48,285,719 and 47,194,472 shares issued and
    outstanding.............................................       483          472
  Paid-in capital...........................................   270,228      223,054
  Retained earnings.........................................   212,062      260,208
                                                              --------     --------
                                                               482,773      483,734
                                                              --------     --------
                                                              $916,155     $540,896
                                                              ========     ========

         The accompanying notes are an integral part of this statement.

                       LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                NINE
                                                               MONTHS           YEAR ENDED
                                                                ENDED     -----------------------
                                                              DEC. 31,    MARCH 31,    MARCH 31,
                                                                1999         1999         1998
                                                              ---------   ----------   ----------
                                                              (Notes 1
                                                               and 14)
Revenue.....................................................  $269,699     $200,072     $245,894
Costs and expenses:
  Cost of products sold.....................................   108,687       78,440       98,883
  Research and development..................................    45,903       33,190       32,012
  Selling, general and administrative (note 12).............    50,676       36,818       39,934
  In-process research and development (note 4)..............    89,003           --           --
  Amortization of intangible assets (note 4)................    45,780           --           --
                                                              --------     --------     --------
                                                               340,049      148,448      170,829
                                                              --------     --------     --------
(Loss) income from operations...............................   (70,350)      51,624       75,065
Other income (expense), net:
  Interest income...........................................     6,057       11,279       10,277
  Interest expense (note 8).................................    (9,732)        (274)          --
  Other (expense) income, net...............................      (445)        (337)         366
                                                              --------     --------     --------
(Loss) income before (benefit) provision for income taxes...   (74,470)      62,292       85,708
(Benefit) provision for income taxes (note 7)...............   (27,989)      20,246       29,141
                                                              --------     --------     --------
(Loss) income before extraordinary item.....................   (46,481)      42,046       56,567
Extraordinary item, net of income taxes (note 8)............    (1,665)          --           --
                                                              --------     --------     --------
Net (loss) income...........................................  $(48,146)    $ 42,046     $ 56,567
                                                              ========     ========     ========
Basic (loss) income per share, before extraordinary item....  $  (0.97)    $   0.90     $   1.22
                                                              ========     ========     ========
Diluted (loss) income per share, before extraordinary
  item......................................................  $  (0.97)    $   0.88     $   1.18
                                                              ========     ========     ========
Basic net (loss) income per share...........................  $  (1.01)    $   0.90     $   1.22
                                                              ========     ========     ========
Diluted net (loss) income per share.........................  $  (1.01)    $   0.88     $   1.18
                                                              ========     ========     ========
Shares used in per share calculations:
  Basic.....................................................    47,714       46,974       46,478
                                                              ========     ========     ========
  Diluted...................................................    47,714       47,638       47,788
                                                              ========     ========     ========

         The accompanying notes are an integral part of this statement.

                       LATTICE SEMICONDUCTOR CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                   COMMON STOCK
                                                -------------------
                                                 ($.01 PAR VALUE)     PAID-IN    RETAINED
                                                 SHARES     AMOUNT    CAPITAL    EARNINGS    TOTAL
                                                --------   --------   --------   --------   --------
Balances, March 31, 1997......................   45,756      $458     $198,438   $161,595   $360,491

Common stock issued...........................    1,100        11       12,540         --     12,551
Tax benefit of option exercises...............       --        --        5,225         --      5,225
Other comprehensive loss......................       --        --         (148)        --       (148)
Net income for fiscal year 1998...............       --        --           --     56,567     56,567
                                                 ------      ----     --------   --------   --------
Balances, March 31, 1998......................   46,856       469      216,055    218,162    434,686

Common stock issued...........................    1,014        10       11,202         --     11,212
Repurchase of common stock....................     (676)       (7)      (9,151)        --     (9,158)
Tax benefit of option exercises...............       --        --        4,888         --      4,888
Other comprehensive income....................       --        --           60         --         60
Net income for fiscal year 1999...............       --        --           --     42,046     42,046
                                                 ------      ----     --------   --------   --------
Balances, March 31, 1999......................   47,194       472      223,054    260,208    483,734

Common stock issued...........................    1,092        11       14,198         --     14,209
Fair value of options issued to Vantis
  employees...................................       --        --       23,982         --     23,982
Tax benefit of option exercises...............       --        --        8,937         --      8,937
Other comprehensive income....................       --        --           57         --         57
Net loss for fiscal period 1999...............       --        --           --    (48,146)   (48,146)
                                                 ------      ----     --------   --------   --------
Balances, December 31, 1999...................   48,286      $483     $270,228   $212,062   $482,773
                                                 ======      ====     ========   ========   ========

         The accompanying notes are an integral part of this statement.

                       LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                              NINE MONTHS        YEAR ENDED
                                                                 ENDED      ---------------------
                                                               DEC. 31,     MAR. 31,    MAR. 31,
                                                                 1999         1999        1998
                                                              -----------   ---------   ---------
Cash flow from operating activities:
  Net (loss) income.........................................    $(48,146)    $42,046     $56,567
  Adjustments to reconcile net (loss) income to net cash
    provided (used) by operating activities:
    Depreciation and amortization...........................      57,842      10,064       9,558
    In-process research and development costs...............      89,003          --          --
    Deferred income taxes pertaining to intangible assets...     (37,684)         --          --
    Extraordinary item, net of income taxes.................      (1,665)         --          --
    Changes in assets and liabilities (net of purchase
      accounting adjustments)
      Accounts receivable...................................      (5,206)      4,441      (2,289)
      Inventories...........................................        (884)      4,964       5,162
      Prepaid expenses and other current assets.............        (387)       (489)     (2,654)
      Deferred income taxes.................................     (15,327)        100      (2,775)
      Foundry investments, advances and other assets........         769        (199)    (25,154)
      Accounts payable and accrued expenses.................       2,054         415       3,920
      Accrued payroll obligations...........................         443       2,342       1,583
      Income taxes payable..................................       7,474         775       3,428
      Deferred income.......................................      25,195        (750)      2,478
      Other liabilities.....................................       7,443          --          --
                                                                --------     -------     -------
        Net cash provided by operating activities...........      80,924      63,709      49,824
                                                                --------     -------     -------
Cash flow from investing activities:
  Proceeds from (purchase of) short-term investments, net...     139,817     (33,367)    (32,068)
  Acquisition of Vantis Corporation, net of cash acquired...    (439,258)         --          --
  Foundry investments.......................................      (4,593)         --     (10,164)
  Capital expenditures......................................     (15,675)    (18,387)    (18,825)
                                                                --------     -------     -------
        Net cash used by investing activities...............    (319,709)    (51,754)    (61,057)
                                                                --------     -------     -------
Cash flow from financing activities:
  Proceeds from bank borrowings and convertible notes.......     513,000          --          --
  Payments on bank borrowings...............................    (253,000)         --          --
  Debt issuance costs.......................................      (9,895)         --          --
  Repurchase of common stock, net...........................          --      (9,158)         --
  Net proceeds from issuance of common stock................      23,203      16,160      17,628
                                                                --------     -------     -------
        Net cash provided by financing activities...........     273,308       7,002      17,628
                                                                --------     -------     -------
Net increase in cash and cash equivalents...................      34,523      18,957       6,395
Beginning cash and cash equivalents.........................      79,301      60,344      53,949
                                                                --------     -------     -------
Ending cash and cash equivalents............................    $113,824     $79,301     $60,344
                                                                ========     =======     =======
Supplemental disclosure of non-cash investing and financing
  activities:
  Fair value of options issued to Vantis employees
    (note 4)................................................    $ 23,982          --          --

         The accompanying notes are an integral part of this statement.

                       LATTICE SEMICONDUCTOR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS

    Lattice Semiconductor Corporation, ("Lattice"), founded in 1983 and based in Hillsboro, Oregon, designs, develops and markets the broadest range of high performance ISP-TM- programmable logic devices ("PLDs") and offers total solutions for today's advanced logic designs. We introduced in-system programmability to the logic industry in 1992. Our products are sold worldwide through an extensive network of independent sales representatives and distributors, primarily to OEM customers in the communications, computing, industrial and military end markets. Approximately one-half of our revenue is derived from export sales, mainly to Europe and Asia.

FISCAL REPORTING PERIOD

    In the fourth quarter of calendar 1999, we changed our reporting period to a 52 or 53 week year ending on the Saturday closest to December 31 from a 52 or 53 week fiscal year ending on the Saturday closest to March 31. For ease of presentation, December 31 or March 31 has been utilized as the fiscal year end date for all financial statement captions. Additionally, for purposes of these consolidated financial statements, the nine-month fiscal period ended
January 1, 2000 is referred to as "the nine months ended December 31, 1999" or "fiscal period 1999". The fiscal periods ended on April 3, 1999 and March 28, 1998, respectively, are referred to as "the fiscal year ended March 31, 1999" and "the fiscal year ended March 31, 1998", or "fiscal year 1999" and "fiscal year 1998", respectively. The fiscal year ended April 3, 1999 was a 53-week fiscal year. The nine-month period ended December 31, 1999 is not indicative of a full year (see note 14).

PRINCIPLES OF CONSOLIDATION

    On June 15, 1999, we completed the acquisition of all of the outstanding capital stock of Vantis Corporation ("Vantis") from Advanced Micro
Devices, Inc. ("AMD"). The transaction was accounted for as a purchase, and accordingly, the results of operations of Vantis and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning June 16, 1999. The acquisition of Vantis is discussed further in note 4. There are no significant differences between our accounting policies and those of Vantis. The accompanying consolidated financial statements include the accounts of Lattice Semiconductor Corporation and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    We consider all highly liquid investments, which are readily convertible into cash and have original maturities of three months or less, to be cash equivalents. Short-term investments, which are relatively less liquid and have maturities of less than one year, are composed of corporate auction preferred stocks ($38.6 million), municipal and local government obligations
($17.8 million), Federal agency obligations ($8.1 million), time deposits ($16.8 million) and commercial paper ($19.0 million) at December 31, 1999.

    We account for our short-term investments as held-to-maturity, which are stated at amortized cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Amortized cost approximates market value at December 31, 1999.

                       LATTICE SEMICONDUCTOR CORPORATION

(1)--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) FINANCIAL INSTRUMENTS

    All of our significant financial assets and liabilities are recognized in the Consolidated Balance Sheet as of December 31, 1999 and March 31, 1999. The carrying value of our financial instruments approximate current market value except foundry equity investments in Taiwan which were either not readily marketable or where market prices were not necessarily indicative of realizable value (see notes 5 and 15). We estimate the fair value of cash and cash equivalents, short-term investments, accounts receivable, other current assets and current liabilities based upon existing interest rates related to such assets and liabilities compared to the current market rates of interest for instruments of similar nature and degree of risk.

DERIVATIVE FINANCIAL INSTRUMENTS

    In order to minimize exposure to foreign exchange risk with respect to long-term investments made with foreign currencies as further described in note 5 of notes to consolidated financial statements, we have at times entered into foreign forward exchange contracts in order to hedge these transactions. These contracts are accounted for as identifiable hedges against firm Lattice commitments. Realized gain or loss with respect to these contracts for the fiscal periods presented was not material. As of December 31, 1999, we had no open foreign exchange contracts for the purchase or sale of foreign currencies. We do not enter into derivative financial instruments for trading purposes.

FOREIGN EXCHANGE

    The majority of our silicon wafer purchases are denominated in Japanese yen. We maintain yen-denominated bank accounts and bill our Japanese customers in yen. The yen bank deposits utilized to hedge yen-denominated wafer purchases are accounted for as identifiable hedges against specific and firm wafer purchases. Gains or losses from foreign exchange rate fluctuations on unhedged balances denominated in foreign currencies are reflected in other income. Realized and unrealized gains or losses were not significant for the fiscal periods presented.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially expose us to concentrations of credit risk consist primarily of short-term investments and trade receivables. We place our investments through several financial institutions and mitigate the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. Investments consist primarily of A1 and P1 or better rated U.S. commercial paper, U.S. government agency obligations and other money market instruments, "AA" or better rated municipal obligations, money market preferred stocks and other time deposits. Concentrations of credit risk with respect to trade receivables are mitigated by a geographically diverse customer base and our credit and collection process. We perform credit evaluations for all customers and secure transactions with letters of credit or advance payments where necessary. Writeoffs for uncollected trade receivables have not been significant to date.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

    Revenue from sales to OEM customers is recognized upon shipment. Certain of our sales are made to distributors under agreements providing price protection and right of return on unsold merchandise. Revenue and cost relating to such distributor sales are deferred until the product is sold by the distributor

                       LATTICE SEMICONDUCTOR CORPORATION

(1)--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) and related revenue and costs are then reflected in income. Accounts receivable are shown net of allowances for doubtful accounts of $1,583,000 and $881,000 at December 31, 1999 and March 31, 1999, respectively.

INVENTORIES

    Inventories are stated at the lower of first-in, first-out cost or market.

LONG-LIVED ASSETS

    We account for our long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires us to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured by comparing the estimated undiscounted cash flows to the carrying amount.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally three to five years for equipment and software and thirty years for buildings. Accelerated methods of computing depreciation are generally used for income tax purposes.

INTANGIBLE ASSETS

    Intangible assets consist of goodwill and other intangibles related to our acquisition of Vantis Corporation (see note 4) which are being amortized over five years on a straight-line basis, and fifteen years for income tax purposes. The undiscounted cash flows method is used to assess the carrying value of goodwill.

TRANSLATION OF FOREIGN CURRENCIES

    We translate accounts denominated in foreign currencies in accordance with SFAS 52, "Foreign Currency Translation." Translation adjustments related to the consolidation of foreign subsidiary financial statements have not been significant to date.

RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred.

STOCK-BASED COMPENSATION

    We account for our employee and director stock options and employee stock purchase plan in accordance with provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Additional pro forma disclosures as required under SFAS 123, "Accounting for Stock-Based Compensation," are presented in note 9.

                       LATTICE SEMICONDUCTOR CORPORATION

(1)--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) NET INCOME PER SHARE

    Net income per share is computed based on the weighted average number of shares of common stock and common stock equivalents assumed to be outstanding during the period using the treasury stock method. Common stock equivalents consist of stock options and warrants to purchase common stock. The convertible notes issued in October 1999 (see note 8) are potentially dilutive securities. The incremental shares from assumed convertible note conversions are not included in computing the diluted per share amounts for fiscal period 1999 because there was a loss in this period. Thus, the inclusion of these shares would be antidilutive.

    On August 11, 1999 our Board of Directors approved a two-for-one stock split of our common stock to be effected in the form of a stock dividend of one share of common stock for each share of our outstanding common stock. All share and per share amounts presented in the accompanying audited consolidated financial statements and notes thereto have been adjusted retroactively to reflect the two-for-one split.

    The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as convertible notes, options and warrants as outstanding. Diluted loss per common share for fiscal period 1999 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of convertible notes, options and warrants would have been antidilutive. A reconciliation of the numerators and denominators of basic and diluted net income per share is presented below (in thousands, except for per share data):

                                               NINE MONTHS         YEAR ENDED
                                                  ENDED      -----------------------
                                                DEC. 31,     MARCH 31,    MARCH 31,
                                                  1999          1999         1998
                                               -----------   ----------   ----------
Basic and diluted net (loss) income..........    $(48,146)     $42,046      $56,567
                                                 ========      =======      =======
Shares used in basic net income per share
  calculations...............................      47,714       46,974       46,478
Dilutive effect of stock options and
  warrants...................................          --          664        1,310
                                                 --------      -------      -------
Shares used in diluted net income per share
  calculations...............................      47,714       47,638       47,788
                                                 ========      =======      =======
Basic net (loss) income per share............    $  (1.01)     $   .90      $  1.22
                                                 ========      =======      =======
Diluted net (loss) income per share..........    $  (1.01)     $   .88      $  1.18
                                                 ========      =======      =======

STATEMENT OF CASH FLOWS

    Income taxes paid approximated $10.1 million, $16.4 million and $23.1 million in fiscal period 1999 and fiscal years 1999 and 1998, respectively. Interest paid aggregated approximately $6,871,000, $273,000 and $83,000 in fiscal period 1999 and fiscal years 1999 and 1998, respectively.

                       LATTICE SEMICONDUCTOR CORPORATION

(1)--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS 133 establishes new accounting treatment for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. For Lattice, this pronouncement will be effective in 2001, and is not anticipated to have a material effect on the consolidated financial statements.

(2)--INVENTORIES (IN THOUSANDS):

                                                           DEC. 31,    MARCH 31,
                                                             1999         1999
                                                           ---------   ----------
Work in progress.........................................   $14,009      $10,956
Finished goods...........................................    12,027        6,727
                                                            -------      -------
                                                            $26,036      $17,683
                                                            =======      =======

(3)--PROPERTY AND EQUIPMENT (IN THOUSANDS):

                                                          DEC. 31,    MARCH 31,
                                                            1999         1999
                                                          ---------   ----------
Land....................................................  $  2,099     $  2,099
Buildings...............................................    28,902        7,135
Construction in progress................................        --       18,768
Computer and test equipment.............................    85,056       68,017
Office furniture and equipment..........................     3,612        3,116
Leasehold and building improvements.....................     6,625        2,643
                                                          --------     --------
                                                           126,294      101,778
Accumulated depreciation and amortization...............   (66,605)     (56,785)
                                                          --------     --------
                                                          $ 59,689     $ 44,993
                                                          ========     ========

(4)--ACQUISITION OF VANTIS:

    On June 15, 1999, we paid approximately $500.1 million in cash to AMD for all of the outstanding capital stock of Vantis Corporation. Additionally, we paid approximately $10.8 million in direct acquisition costs, accrued an additional $5.4 million of pre-acquisition contingencies, accrued $8.3 million in exit costs and assumed certain liabilities of $34.5 million related to the Vantis business. This purchase was financed using a combination of cash reserves and a new credit facility bearing interest at adjustable rates (see note 8). In addition, we exchanged Lattice stock options for all of the options outstanding under the

                       LATTICE SEMICONDUCTOR CORPORATION

(4)--ACQUISITION OF VANTIS: (CONTINUED)
former Vantis employee stock plans with a calculated Black-Scholes value of approximately $24.0 million. The total purchase price of Vantis was $583.1 million. The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on an independent appraisal and management estimates. The purchase price and the related allocation are subject to further refinement and change during the first half of 2000. The total purchase price was allocated as follows (in millions):

Current technology..........................................   $210.3
Excess of purchase price over net assets assumed............    158.8
In-process research and development.........................     89.0
Fair value of other tangible net assets.....................     61.3
Assembled workforce, customer list, patents and
  trademarks................................................     53.5
Fair value of property, plant and equipment.................     10.2
                                                               ------
Total.......................................................   $583.1
                                                               ======

VANTIS INTEGRATION

    We have taken certain actions to integrate the Vantis operations and, in certain instances, to consolidate duplicative operations. Accrued exit costs related to Vantis were recorded as an adjustment to the fair value of net assets in the purchase price allocation. Accrued exit costs include $4.2 million related to Vantis office closures, $2.5 million related to separation benefits for Vantis employees and $1.1 million in other exit costs primarily relating to the termination of Vantis foreign distributors. Separation benefits relate primarily to twenty Vantis senior managers. At December 31, 1999, five employees from this group had terminated. As of December 31, 1999, an additional 55 Vantis employees had terminated for other merger-related reasons. Payments of approximately $747,000 have been charged to this accrued liability. If these employees had not terminated, substantially all of the related costs would have been charged to selling, general and administrative expenses. Charges to other exit cost accrued liabilities were not significant for the period from June 15, 1999 through December 31, 1999. These accruals are based upon our current estimates and are in accordance with Emerging Issues Task Force ("EITF")
No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

IN-PROCESS RESEARCH AND DEVELOPMENT ("IPR&D")

    The value assigned to IPR&D was determined by identifying individual research projects for which technological feasibility had not been established. These include semiconductor projects with a value after application of the SEC's IPR&D valuation methodology of $77.2 million and a process technology project with a value of $11.8 million. The value of each project was determined by estimating the expected cash flows from the projects once commercially viable, applying a factor based on the stage of completion of each project so as to include only those cash flows that relate to development efforts prior to the acquisition date, and discounting the resulting net cash flows back to their present value. The percentage of completion for each project was determined using proportionate cost incurred and technical milestones achieved to date. The percentage of completion varied by individual project ranging from 50% to 69% for semiconductors on June 15, 1999. The process technology project was estimated to be 90% complete on June 15, 1999. Since June 15, 1999, there have been no significant changes in the assumptions underlying these valuations.

                       LATTICE SEMICONDUCTOR CORPORATION

(4)--ACQUISITION OF VANTIS: (CONTINUED)
    The nature of the efforts to develop the in-process research and development into commercially viable products for semiconductors principally relate to the completion of design, simulation, verification, documentation, test program development, prototyping, reliability testing and qualification, hardware and software integration as well as customer system-level testing and acceptance. For the process technology, the nature of the efforts required to establish the commercial viability of the in-process research and development project principally relate to transistor design, lithography and metalization process development, process integration, transistor size reduction plans, development of packaging integration technology, achievement of manufacturability goals, satisfaction of reliability standards and completion of qualification testing.

    The semiconductor projects are related to new PLD products (requiring new architectures and process technologies) and have the attendant risks associated with development of advanced semiconductor circuit designs such as achievement of speed, power, density, reliability and cost goals. All of the semiconductor projects have remaining risks related to achievement of these design goals and effective software integration. In addition, certain projects have basic circuit design and layout activities which had not been completed as of June 15, 1999. These semiconductor projects are scheduled for market release during 2000 and continuing through 2001. Estimated costs to complete all in-process semiconductor projects total $19.0 million and range from $0.2 million to $16.5 million.

    The process technology project is related to the development of a new advanced manufacturing process to reduce transistor size, improve speed and lower power consumption. Through June 15, 1999, transistor design, lithography and metalization process development, process integration and certain transistor size reduction plans had been achieved. Development of packaging integration technology, achievement of manufacturability yield objectives, satisfaction of reliability standards and qualification testing had not been accomplished at June 15, 1999. The process was qualified for initial production in the first quarter of 2000 with approximately $450,000 of costs incurred after June 15, 1999 out of a total of $4 million of estimated costs. This process technology, is expected to remain in production through 2004.

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

    The estimated costs to develop the in-process research and development into commercially viable products at June 15, 1999 are approximately $19.4 million in aggregate--$4.7 million in 1999 subsequent to the transaction date, $10.0 million in 2000, and $4.7 million in 2001.

    The net cash flows from each project are based on management's estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects. These estimates are based on the below mentioned assumptions.

    The estimated revenues are based on projected average compounded annual revenue growth rates for semiconductor products that are in line with industry analysts' forecasts of growth in the markets in which Vantis competes. Estimated total revenues from the in-process research and development product areas are expected to peak in the year 2005 and decline rapidly thereafter as replacement products are expected to enter the market. These projections are based on management estimates of market size and growth,

                       LATTICE SEMICONDUCTOR CORPORATION

(4)--ACQUISITION OF VANTIS: (CONTINUED)
expected trends in technology, and the nature and expected timing of new product introductions by Vantis and its competitors.

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

PRO FORMA RESULTS

    The following pro forma results of operations information is provided for illustrative purposes only and do not purport to be indicative of the consolidated results of operations for future periods or that actually would have been realized had Lattice and Vantis been a consolidated entity during the periods presented. These pro forma results do not include the effect of non-recurring purchase accounting adjustments. The pro forma results combine the results of operations as if Vantis had been acquired as of the beginning of the periods presented. The results include the impact of certain adjustments such as goodwill amortization, estimated changes in interest income (expense) related to cash outlays and

                       LATTICE SEMICONDUCTOR CORPORATION

(4)--ACQUISITION OF VANTIS: (CONTINUED)
borrowings associated with the transaction (see note 8) and income tax benefits related to the aforementioned adjustments. Additionally, an in-process research and development charge of $89.0 million discussed above has been excluded from the periods presented due to its non-recurring nature:

                                                            PRO FORMA RESULTS
                                                               (UNAUDITED)
                                                          ---------------------
                                                            NINE MONTHS ENDED
                                                          ---------------------
                                                          DEC. 31,    DEC. 31,
                                                            1999        1998
                                                          ---------   ---------
                                                          (IN THOUSANDS, EXCEPT
                                                           PER-SHARE AMOUNTS)
Revenue.................................................  $314,394    $295,057
Income (loss) before extraordinary item.................  $  2,017    $(15,545)
Net income (loss).......................................  $    352    $(15,545)
Basic net income (loss) per share.......................  $   0.01    $  (0.33)
Diluted net income (loss) per share.....................  $   0.01    $  (0.33)

(5)--FOUNDRY INVESTMENTS, ADVANCES AND OTHER ASSETS (IN THOUSANDS):

                                                        DECEMBER 31,    MARCH 31,
                                                            1999           1999
                                                        -------------   ----------
Foundry investments and other assets..................    $ 83,512       $ 63,275
Wafer supply advances.................................      46,762         51,262
                                                          --------       --------
                                                          $130,274       $114,537
                                                          ========       ========

    We entered into a series of agreements with United Microelectronics Corporation ("UMC") in September 1995 pursuant to which we agreed to join UMC and several other companies to form a separate Taiwanese corporation, ("UICC"), for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China. Under the terms of the agreements, we invested approximately $49.7 million between fiscal year 1996 and fiscal year 1998 for an approximate 10% equity interest in the corporation and the right to receive a percentage of the facility's wafer production at market prices. This investment is accounted for at cost.

    In October 1996, we entered into an agreement with Utek Corporation, a public Taiwanese company in the wafer foundry business that became affiliated with the UMC group in 1998, pursuant to which we agreed to make a series of equity investments in Utek under specific terms. In exchange for these investments, we received the right to purchase a percentage of Utek's wafer production. Under this agreement, we have invested approximately $17.5 million in three separate installments and owned approximately 2.5% of the outstanding equity of Utek at December 31, 1999.

    In June 1999, the Board of Directors of UICC and Utek and the Board of Directors of UMC voted in favor of merging UICC and Utek into UMC. These mergers became effective on January 3, 2000 (see note 15).

                       LATTICE SEMICONDUCTOR CORPORATION

(5)--FOUNDRY INVESTMENTS, ADVANCES AND OTHER ASSETS (IN THOUSANDS): (CONTINUED)

    In July 1994, we signed an agreement with Seiko Epson Corporation ("Seiko Epson") and its affiliated U.S. distributor, Epson Electronics America, Inc. ("EEA"), under which we advanced $44 million to be used to finance additional sub-micron wafer manufacturing capacity and technological development. The advance was completely repaid in the form of semiconductor wafers over a multi-year period ended in fiscal 1998.

    In March 1997, we entered into a second advance payment production agreement with Seiko Epson and EEA under which we agreed to advance approximately
$86 million, payable upon completion of specific milestones, to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility. Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period. No interest income is recorded. The agreement calls for wafers to be supplied by Seiko Epson through EEA pursuant to purchase agreements with EEA. We also have an option under the agreement to advance Seiko Epson an additional $60 million for additional wafer supply under similar terms. The first payment under this agreement, approximately $17.0 million, was made during fiscal 1997. During fiscal 1998, we made two additional payments aggregating approximately $34.2 million. Approximately $4.5 million of these advances are expected to be repaid with semiconductor wafers during fiscal year 2000 and are thus reflected as part of "Prepaid expenses and other current assets" in the accompanying Consolidated Balance Sheet.

(6)--LEASE OBLIGATIONS:

    Certain of our facilities and equipment are leased under operating leases, which expire at various times through 2006. Rental expense under the operating leases was approximately $2,822,000, $1,200,000 and $1,026,000 for fiscal period 1999, and fiscal years 1999 and 1998, respectively. Future minimum lease commitments at December 31, 1999 are as follows (in thousands):

YEAR
----
2000........................................................  $ 4,110
2001........................................................    2,921
2002........................................................    2,570
2003........................................................    2,434
2004........................................................    2,332
Later years.................................................    2,269
                                                              -------
                                                              $16,636
                                                              =======

See note 15 describing a new operating lease commitment entered into in January 2000.

                       LATTICE SEMICONDUCTOR CORPORATION

(7)--INCOME TAXES:

    The components of the (benefit) provision for income taxes for fiscal period 1999, and fiscal years 1999 and 1998 are presented in the following table:

                                               NINE MONTHS         YEAR ENDED
                                                  ENDED      -----------------------
                                                DEC. 31,     MARCH 31,    MARCH 31,
                                                  1999          1999         1998
                                               -----------   ----------   ----------
                                                          (IN THOUSANDS)
Current:
  Federal....................................    $ 25,321      $18,678      $29,204
  State......................................       1,106        1,468        2,712
                                                 --------      -------      -------
                                                   26,427       20,146       31,916
                                                 --------      -------      -------

Deferred:
  Federal....................................     (52,180)          93       (2,539)
  State......................................      (2,236)           7         (236)
                                                 --------      -------      -------
                                                  (54,416)         100       (2,775)
                                                 --------      -------      -------
                                                 $(27,989)     $20,246      $29,141
                                                 ========      =======      =======

Foreign income taxes were not significant for the fiscal periods presented.

    The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                               NINE MONTHS         YEAR ENDED
                                                  ENDED      -----------------------
                                                DEC. 31,     MARCH 31,    MARCH 31,
                                                  1999          1999         1998
                                               -----------   ----------   ----------
                                                          (IN THOUSANDS)
Computed income tax (benefit) expense at the
  statutory rate.............................    $(26,064)     $21,802      $29,998
Adjustments for tax effects of:
  State taxes, net...........................      (1,133)       1,478        2,402
  Research and development credits...........        (400)        (270)        (154)
  Nontaxable investment income...............      (1,113)      (3,037)      (3,009)
  Other......................................         721          273          (96)
                                                 --------      -------      -------
                                                 $(27,989)     $20,246      $29,141
                                                 ========      =======      =======

                       LATTICE SEMICONDUCTOR CORPORATION

(7)--INCOME TAXES: (CONTINUED)
    The components of our net deferred tax assets are as follows (in thousands):

                                                           DEC. 31,    MARCH 31,
                                                             1999         1999
                                                           ---------   ----------
Current deferred tax asset:
  Deferred income........................................   $16,946      $ 7,547
  Expenses and allowances not currently deductible.......    12,781        8,508
                                                            -------      -------
  Total deferred tax assets..............................    29,727       16,055
  Valuation allowance....................................        --       (1,655)
                                                            -------      -------
                                                            $29,727      $14,400
                                                            =======      =======

                                                           DEC. 31,    MARCH 31,
                                                             1999         1999
                                                           ---------   ----------
Non-current deferred tax asset:
  Intangible asset charges not currently deductible......   $37,684      $    --
  Expenses and allowances not currently deductible.......     1,405           --
                                                            -------      -------
    Total deferred tax assets............................   $39,089      $    --
                                                            =======      =======

    Prior to fiscal period 1999, we recorded valuation allowances to reduce deferred tax assets which could only be realized by earning taxable income in distant future years. We established the valuation allowances because we could not determine if it was more likely than not that such income would be earned. Management now believes that it is more likely than not that such taxable income will be earned, and therefore, no valuation allowance has been provided. The effect of this change in estimate was recorded in the first quarter of fiscal period 1999, and is included in the deferred tax benefit of $54.4 million for fiscal period 1999.

(8)--LONG-TERM DEBT:

    On October 28, 1999, we issued $260 million in 4 3/4% convertible subordinated notes due on November 1, 2006. These notes pay interest semi-annually on May 1 and November 1. Holders of these notes may convert them into shares of our common stock at any time on or before November 1, 2006, at a conversion price of $41.44 per share, subject to adjustment in certain events. Beginning on November 6, 2002 and ending on October 31, 2003, we may redeem the notes in whole or in part at a redemption price of 102.71% of the principal amount. In the subsequent three twelve-month periods, the redemption price declines to 102.04%, 101.36% and 100.68% of principal, respectively. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated by operation of law to all liabilities of our subsidiaries. At December 31, 1999, we had no senior indebtedness and our subsidiaries had $26.5 million of debt and other liabilities outstanding. Issuance costs relative to the convertible subordinated notes are included in other assets and aggregated approximately $6.9 million and are being amortized to expense over the lives of the notes. Accumulated amortization amounted to approximately $333,000 at December 31, 1999.

    On June 15, 1999, we entered into a credit agreement with a group of lenders and ABN AMRO Bank N.V. ("ABN AMRO") as administrative agent for the lender group. The credit agreement consisted of two credit facilities: a $60 million unsecured revolving credit facility ("Revolver"), and a $220 million

                       LATTICE SEMICONDUCTOR CORPORATION

(8)--LONG-TERM DEBT: (CONTINUED)
unsecured reducing term loan ("Term Loan"), both expiring and due on June 30, 2002. On June 15, 1999, we borrowed $220 million under the Term Loan and approximately $33 million under the Revolver. The credit facilities allowed for borrowings at adjustable rates with interest payments due quarterly. The
$33 million Revolver was repaid in full during the third calendar quarter of 1999.

    In conjunction with the issuance of the convertible subordinated notes, we repaid the $220 million Term Loan in full during the fourth calendar quarter of fiscal 1999. Remaining unamortized loan fees at the time of repayment, aggregating approximately $2.6 million ($1.665 million net of income taxes or a charge of $0.04 for basic and diluted earnings per share), were written off and are reflected in the accompanying Consolidated Statement of Operations as an Extraordinary Item, Net of Income Taxes.

9)--STOCKHOLDERS' EQUITY:

COMMON STOCK

    On June 12, 1998, our Board of Directors authorized management to repurchase up to 2.4 million shares of our common stock. As of December 31, 1999, we had repurchased 675,000 shares at an aggregate cost of approximately $9.2 million.

STOCK WARRANTS

    As of December 31, 1999, we issued warrants to purchase 1,376,484 shares of common stock to a vendor. Of this amount, 1,063,088 warrants were issued and 681,000 exercised prior to fiscal year 1998. During fiscal 1998, a warrant was issued to purchase 103,100 shares of common stock, earned ratably from March 1997 through February 1998. Additionally, the vendor exercised warrants for 247,250 shares at an average exercise price of $9.39 per share. During fiscal year 1999, a warrant was issued to purchase 100,196 shares of common stock, earned ratably from March 1998 to February 1999. During fiscal period 1999, a warrant was issued to purchase 110,100 shares of common stock, earned ratably from March 1999 to February 2000. Additionally, the vendor exercised warrants for 134,838 shares at $17.00 per share. Expense recorded in conjunction with the exercise of these warrants was not material.

STOCK OPTION PLANS

    As of December 31, 1999, we had reserved 8,600,000 and 11,550,000 shares of common stock for issuance to officers and key employees under the 1996 Stock Option Plan and 1988 Stock Option Plan, respectively. The 1996 Plan options are granted at fair market value at the date of grant, generally vest over four years in increments as determined by the Board of Directors and have terms up to ten years. The 1988 Plan options are exercisable immediately and have terms up to ten years. The transfer of certain shares of common stock acquired through the exercise of 1988 Plan stock options is restricted under stock vesting agreements that grant us the right to repurchase unvested shares at the exercise price if employment is terminated. Generally, our repurchase rights lapse quarterly over four years. Additionally, on June 16, 1999, we exchanged 2,360,272 Lattice stock options for all of the options outstanding under the former Vantis stock option plans. These options generally vest over four years and have terms of ten years.

    The 1993 Directors' Stock Option Plan provides for the issuance of stock options to members of our Board of Directors who are not employees of Lattice; 450,000 shares of our Common Stock are reserved for issuance thereunder. These options are granted at fair market value at the date of grant and generally

                       LATTICE SEMICONDUCTOR CORPORATION

9)--STOCKHOLDERS' EQUITY: (CONTINUED)
become exercisable quarterly over a four year period beginning on the date of grant and expire five years from the date of grant.

    The following table summarizes our stock option activity and related information for the past three fiscal periods (number of shares in thousands):

                                                                                YEAR ENDED
                                    NINE MONTHS ENDED       ---------------------------------------------------
                                       DECEMBER 31,                MARCH 31,                  MARCH 31,
                                           1999                       1999                       1998
                                 ------------------------   ------------------------   ------------------------
                                                WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                  NUMBER OF      AVERAGE     NUMBER OF      AVERAGE     NUMBER OF      AVERAGE
                                 SHARES UNDER   EXERCISE    SHARES UNDER   EXERCISE    SHARES UNDER   EXERCISE
                                    OPTION        PRICE        OPTION        PRICE        OPTION        PRICE
                                 ------------   ---------   ------------   ---------   ------------   ---------
Options outstanding at
  beginning of fiscal year.....      5,874       $15.71         5,512       $20.19         4,580       $13.75
  Options granted..............      3,852        24.08         3,376        15.98         1,966        31.57
  Options canceled.............       (536)       19.88        (2,136)       29.41          (268)       19.89
  Options exercised............       (968)       13.74          (878)       11.54          (766)       10.88
                                     -----                     ------                      -----
Options outstanding at end of
  fiscal year..................      8,222       $19.59         5,874       $15.71         5,512       $20.19
                                     =====                     ======                      =====

    The following table summarizes information about stock options outstanding at December 31, 1999 (number of shares in thousands):

                                                     OPTIONS OUTSTANDING
                                            -------------------------------------    OPTIONS EXERCISABLE
                                                          WEIGHTED-                 ---------------------
                                                           AVERAGE      WEIGHTED-               WEIGHTED-
                                                          REMAINING      AVERAGE                 AVERAGE
                                            NUMBER OF   CONTRACT LIFE   EXERCISE    NUMBER OF   EXERCISE
RANGE OF EXERCISE PRICES                     SHARES      (IN YEARS)       PRICE      SHARES       PRICE
------------------------                    ---------   -------------   ---------   ---------   ---------
$14.06-$15.49.............................      973         0.61         $14.06         767      $14.06
$15.50-$15.74.............................    1,737         2.86          15.50         419       15.50
$15.75-$18.49.............................    1,916         1.65          16.23       1,048       16.55
$18.50-$29.74.............................    2,131         3.30          20.92         511       20.08
$29.75-$42.75.............................    1,465         3.42          30.57         157       31.49
                                              -----                                   -----
                                              8,222         2.53         $19.59       2,902      $17.17
                                              =====                                   =====

    On November 10, 1998, we offered employees the choice of exchanging certain previously granted stock options for new stock options. The new stock options had an exercise price of $15.50, the fair value of our common stock on the date of exchange, and vest over four years. As a result, approximately 1,883,940 options were exchanged. The exchanged stock options had a weighted average exercise price of $30.73.

STOCK PURCHASE PLAN

    Our employee stock purchase plan, most recently approved by the stockholders in August 1997, permits eligible employees to purchase shares of common stock through payroll deductions, not to exceed 10% of the employee's compensation. The purchase price of the shares is the lower of 85% of the fair

                       LATTICE SEMICONDUCTOR CORPORATION

9)--STOCKHOLDERS' EQUITY: (CONTINUED)
market value of the stock at the beginning of each six-month period or 85% of the fair market value at the end of such period, but in no event less than the book value per share at the mid-point of each offering period. Amounts accumulated through payroll deductions during the offering period are used to purchase shares on the last day of the offering period. Of the 1,400,000 shares authorized to be issued under the plan, 98,614, 128,018 and 69,890 shares were issued during fiscal period 1999, fiscal years 1999 and 1998, respectively, and 319,096 shares were available for issuance at December 31, 1999.

PRO FORMA DISCLOSURES

    We account for our stock options and employee stock purchase plan in conformity with APB 25 and have adopted the additional proforma disclosure provisions of SFAS 123. The fair value, as defined by SFAS 123, for stock options and employee stock plan purchase rights was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                   GRANTS FOR PERIODS ENDED
                                              -----------------------------------
                                              DEC. 31,    MARCH 31,    MARCH 31,
                                                1999         1999         1998
                                              ---------   ----------   ----------
Stock options:
  Expected volatility.......................     41.4%        43.9%        48.6%
  Risk-free interest rate...................      5.9%         4.7%         5.6%
  Expected life from vesting date...........  1.6 years   1.3 years    1.2 years
  Dividend yield............................        0%           0%           0%

Stock purchase rights:
  Expected volatility.......................     52.8%        43.6%        36.0%
  Risk-free interest rate...................      5.3%         4.8%         5.9%
  Expected life.............................  6 months     6 months     6 months
  Dividend yield............................        0%           0%           0%

    The Black-Scholes option pricing model was developed for use in estimating the fair value of freely tradable, fully transferable options without vesting restrictions. Our stock options have characteristics which differ significantly from those of freely tradable, fully transferable options. The Black-Scholes option pricing model also requires highly subjective assumptions, including expected stock price volatility and expected stock option term which greatly affect the calculated fair value of an option. Our actual stock price volatility and option term may be materially different from the assumptions used herein.

    The resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted was $11.41, $5.19 and $12.60, and for stock purchase rights $7.74, $4.77 and $6.15, for fiscal period 1999, and fiscal years 1999 and 1998, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to

                       LATTICE SEMICONDUCTOR CORPORATION

9)--STOCKHOLDERS' EQUITY: (CONTINUED)
expense over the options' vesting period. Our pro forma information is as follows (in thousands, except per share data):

                                               NINE MONTHS         YEAR ENDED
                                                  ENDED      -----------------------
                                                DEC. 31,     MARCH 31,    MARCH 31,
                                                  1999          1999         1998
                                               -----------   ----------   ----------
Pro forma net (loss) income..................    $(56,337)     $32,425      $48,777
Pro forma basic (loss) earnings per share....    $  (1.18)     $   .69      $  1.05
Pro forma diluted (loss) earnings per
  share......................................    $  (1.18)     $   .68      $  1.02

    Because the SFAS 123 pro forma disclosure applies only to options granted subsequent to April 1, 1995, its pro forma effect will not be fully reflected until 2000.

SHAREHOLDER RIGHTS PLAN

    A shareholder rights plan approved on September 11, 1991 provides for the issuance of one right for each share of outstanding common stock. With certain exceptions, the rights will become exercisable only in the event that an acquiring party accumulates beneficial ownership of 20% or more of the Company's outstanding common stock or announces a tender or exchange offer, the consummation of which would result in ownership by that party of 20% or more of the Company's outstanding common stock. The rights expire on September 11, 2001 if not previously redeemed or exercised. Each right entitles the holder to purchase, for $60.00, a fraction of a share of our Series A Participating Preferred Stock with economic terms similar to that of one share of our common stock. We will generally be entitled to redeem the rights at $0.01 per right at any time on or prior to the tenth day after an acquiring person has acquired beneficial ownership of 20% or more of our common stock. If, prior to the redemption or expiration of the rights, an acquiring person or group acquires beneficial ownership of 20% or more of the Company's our common stock, each right not beneficially owned by the acquiring person or group will entitle its holder to purchase, at the rights' then current exercise price, that number of shares of common stock having a value equal to two times the exercise price.

(10)--EMPLOYEE BENEFIT PLANS:

PROFIT SHARING PLAN

    We initiated a profit sharing plan effective April 1, 1990. Under the provisions of this plan, as approved by the Board of Directors, a percentage of our operating income, as defined and calculated at the end of March and September for the prior six-month period, is paid to qualified employees. In fiscal period 1999, and fiscal years 1999 and 1998, approximately $2.6 million, $2.1 million and $3.0 million, respectively, was charged against operations in connection with the plan.

QUALIFIED INVESTMENT PLAN

    In 1990, we adopted a 401(k) plan, which provides participants with an opportunity to accumulate funds for retirement. Under the terms of the plan, eligible participants may contribute up to 15% of their eligible earnings to the plan Trust. The plan allows for us to make discretionary matching contributions; no such contributions occurred through fiscal 1996. Beginning in fiscal 1997, we matched eligible employee

                       LATTICE SEMICONDUCTOR CORPORATION

(10)--EMPLOYEE BENEFIT PLANS: (CONTINUED) contributions of up to 5% of base pay. These matching contributions are discretionary and fully vest four years from the participants' hire date.

(11)--COMMITMENTS AND CONTINGENCIES:

    We are exposed to certain asserted and unasserted potential claims. Patent and other proprietary rights infringement claims are common in the semiconductor industry. There can be no assurance that, with respect to potential claims made against us, that we could obtain a license on terms or under conditions that would not have a material adverse effect.

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

    In connection with our acquisition of Vantis, we have agreed to assume both the claims against Altera and the claims by Altera against AMD. Although there can be no assurance as to the results of such litigation, based upon information presently known to management, we do not believe that the ultimate resolution of this lawsuit will have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

(12)--RELATED PARTY:

    Larry W. Sonsini is a member of our Board of Directors and is presently the Chairman of the Executive Committee of Wilson Sonsini Goodrich & Rosati, a law firm that provides us with corporate legal services. Legal services billed to Lattice aggregated approximately $1,086,000, $61,000 and $51,000, respectively, for fiscal period 1999, and fiscal years 1999 and 1998. Amounts payable to the law firm were not significant at December 31, 1999 or March 31, 1999.

                       LATTICE SEMICONDUCTOR CORPORATION

(13)--SEGMENT AND GEOGRAPHIC INFORMATION:

    We operate in one industry segment, programmable logic. Our sales by major geographic area were as follows:

                                               NINE MONTHS         YEAR ENDED
                                                  ENDED      -----------------------
                                                DEC. 31,     MARCH 31,    MARCH 31,
                                                  1999          1999         1998
                                               -----------   ----------   ----------
                                                          (IN THOUSANDS)
United States................................    $126,333     $100,778     $120,278
Export sales:
  Europe.....................................      70,641       53,649       61,243
  Asia.......................................      55,003       34,680       55,853
  Other......................................      17,722       10,965        8,520
                                                 --------     --------     --------
                                                  143,366       99,294      125,616
                                                 --------     --------     --------
                                                 $269,699     $200,072     $245,894
                                                 ========     ========     ========

    No individual customer accounted for more than 10% of revenue in fiscal period 1999, or fiscal years 1999 or 1998. Export sales to any individual country did not account for more than 10% of revenue in any of the fiscal periods presented. More than 90% of our property and equipment is located in the United States. Other long-lived assets located outside the United States consist primarily of foundry investments and advances (see note 5).

(14)--TRANSITION REPORTING:

    The following table of selected consolidated financial data below provides a nine-month comparison of the results of operations through December 31, 1999 and 1998 (the transition period). The 1998 transition period figures are unaudited, however, we believe that all necessary adjustments have been made to make the periods comparable. Condensed consolidated results of operations for the comparable 1999 and 1998 nine-month periods are as follows:

                                                            NINE MONTHS ENDED
                                                         -----------------------
                                                         DEC. 31,     DEC. 31,
                                                           1999         1998
                                                         ---------   -----------
                                                          (IN THOUSANDS, EXCEPT
                                                           PER-SHARE AMOUNTS)
                                                                     (UNAUDITED)
Revenue................................................  $269,699      $146,284
Gross margin...........................................  $161,012      $ 88,587
(Benefit) provision for income taxes...................  $(27,989)     $ 14,541
Extraordinary item, net of income taxes................  $ (1,665)     $     --
Net (loss) income......................................  $(48,146)     $ 30,199
Basic net (loss) income per share......................  $  (1.01)     $   0.65
Diluted net (loss) income per share....................  $  (1.01)     $   0.64

(15)--SUBSEQUENT EVENTS:

    On January 4, 2000, we announced that we will recognize a $150 million pre-tax ($92 million after-tax) gain in our Consolidated Statement of Operations for the first calendar quarter of 2000. The gain

                       LATTICE SEMICONDUCTOR CORPORATION

(15)--SUBSEQUENT EVENTS: (CONTINUED)
represents appreciation of foundry investments made in two Taiwanese companies, UICC and Utek (see note 5). Effective January 3, 2000, UICC and Utek merged with UMC, a publicly traded Taiwanese company. As a result of this merger, Lattice now owns approximately 61 million shares of UMC common stock. Due to regulatory restrictions, the majority of our UMC shares may not be sold until July 2000. These regulatory restrictions will gradually expire between July 2000 and January 2004. As the regulatory restrictions expire and if we liquidate our UMC shares, it is likely that the amount of any future realized gain will be different from the accounting gain to be reported in the first calendar quarter of 2000.

    In January 2000, we signed an agreement to lease and occupy two buildings, comprising approximately 133,000 square feet, in San Jose, California. This space will house our Silicon Valley product and software development groups as well as certain administrative services. The lease term commences in May 2000 and ends in December 2008. The lease agreement provides specified allowances for tenant improvements. Future minimum lease commitments related to this agreement aggregate approximately $25.6 million, payable in monthly installments.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lattice Semiconductor Corporation

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Lattice Semiconductor Corporation and its subsidiaries at December 31, 1999 and March 31, 1999, and the results of their operations and their cash flows for the nine months ended December 31, 1999 and for each of the two years in the period ended March 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
January 19, 2000

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

    With the exception of the information expressly incorporated by reference from the Annual Report to Stockholders into Parts II and IV of this Form 10-K, the Company's Annual Report to Stockholders is not to be deemed filed as part of this Report.

                                    PART III

    Certain information required by Part III is omitted from this Report in that the Company will file its definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), not later than
120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference. With the exception of the information expressly incorporated by reference from the Proxy Statement, the Company's Proxy Statement is not to be deemed filed as a part of this report.

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

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this Item with respect to executive compensation is included under "Proposal 1: Election of Directors--Directors," "Executive Compensation" and "Comparison of Total Cumulative Stockholder Return" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item is included in the Company's Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is included under "Proposal 1:
Election of Directors--Transactions with Management" in the Company's Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)(1) AND (2)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

    The information required by this Item is included under Item 8 of this Report.

    (a)(3)  EXHIBITS.

        3.1             The Company's Certificate of Incorporation, as amended
                        (including (i) the Company's Certificate Eliminating Matters set forth in Certificates of Designation with respect to
                        Series A, Series B, Series D and Series E dated
                        February 15, 1990; (ii) the Company's Restated Certificate
                        of Incorporation, as amended, incorporated by reference to
                        Exhibit 3.1 filed with the Company's Annual Report on
                        Form 10-K for the fiscal year ended March 31,1990;
                        (iii) the Company's Certificate of Designation of Rights,
                        Preferences and Privileges of Series A participating
                        Preferred Stock incorporated by reference to Exhibit 1
                        filed with the Company's Registration Statement on Form 8-A on September 13, 1991; and (iv) the Certificate of
                        Amendment, dated September 8, 1993, of the Company's
                        Certificate of Incorporation (Incorporated by reference to
                        Exhibit 3.1 filed with the Company's Annual Report on
                        Form 10-K for the fiscal year ended April 3, 1999).

        3.2             The Company's Bylaws, as amended (including (i) the
                        Company's Amended Bylaws, incorporated by reference to
                        Exhibit 3.2 filed with the Company's Annual Report on
                        Form 10-K for the fiscal year ended March 30, 1991;
                        (ii) Amendment to the Company's Bylaws authorized by the
                        Board of Directors on May 24, 1991 (Incorporated by
                        reference to Exhibit 3.1 filed with the Company's Annual
                        Report on Form 10-K for the fiscal year ended April 3,
                        1999); (iii) Amendment to the Company's Bylaws authorized by the Board of Directors on May 16, 1995 (Incorporated by
                        reference to Exhibit 3.1 filed with the Company's Annual
                        Report on Form 10-K for the fiscal year ended April 3,
                        1999); and (iv) Amendment to the Company's Bylaws authorized by the Board of Directors on February 4, 1997 (Incorporated
                        by reference to Exhibit 3.1 filed with the Company's Annual
                        Report on Form 10-K for the fiscal year ended April 3,
                        1999).

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

       10.9*            Lattice Semiconductor Corporation 1988 Stock Incentive Plan,
                        as amended (Incorporated by reference to Exhibit 10.9 filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1992).

       10.10*           Form of Stock Option Agreement (Incorporated by reference to
                        Exhibit 10.9, File No. 33-31231).

       10.11*           Employment Letter dated September 2, 1988 from Lattice
                        Semiconductor Corporation to Cyrus Y. Tsui (Incorporated by
                        reference to Exhibit 10.10, File No. 33-31231).

       10.12 Form of Proprietary Rights Agreement (Incorporated by reference Exhibit 10.11, File No. 33-31231).

       10.13* Outside Directors Compensation Plan (Incorporated by reference to Exhibit 10.12, File No. 33-31231).

       10.15* 1993 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 10.15 filed with the Company's Annual
                        Report on Form 10-K for the fiscal year ended April 3,
                        1993).

       10.16* Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.16 filed with the Company's Annual
                        Report on Form 10-K for the fiscal year ended April 3,
                        1993).

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

       10.24*           Lattice Semiconductor Corporation 1996 Stock Incentive Plan
                        (Incorporated by reference to Exhibit 4.1 filed on Form S-8 dated November 7, 1996).

       10.26            Stock Purchase Agreement dated as of April 21, 1999 by and between Lattice Semiconductor Corporation and Advanced Micro
                        Devices, Inc. (Incorporated by reference to Exhibit 2.1
                        filed with the Company's Current Report on Form 8-K dated
                        April 21, 1999).

       10.27            First Amendment to Stock Purchase Agreement dated as of
                        June 7, 1999 entered into by and between Lattice
                        Semiconductor Corporation and Advanced Micro Devices, Inc.
                        (Incorporated by reference to Exhibit 10.27 filed with the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999).

       10.28            Second Amendment to Stock Purchase Agreement dated as of
                        June 15, 1999 entered into by and between Lattice
                        Semiconductor Corporation and Advanced Micro Devices, Inc.
                        (Incorporated by reference to Exhibit 10.28 filed with the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999).

       10.29            Amended and Restated Wafer Fabrication Agreement dated
                        April 21, 1999 (and subsequently amended on September 24,
                        1999 and February 18, 2000) by and between Advanced Micro
                        Devices, Inc. and Vantis Corporation(1).

       11.1             Computation of Net Income Per Share(2).

       21.1             Subsidiaries of the Registrant.

       23.1             Consent of Independent Accountants.

       24.1             Power of Attorney (see page 54).

       27.1             Financial Data Schedule for Fiscal Period Ended January 1,
                        2000.

------------------------

(1) Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

(2) Incorporated by reference to Note 1 to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the fiscal period ended January 1, 2000.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) thereof.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hillsboro, State of Oregon, on the 27th of March, 2000.

                                                       LATTICE SEMICONDUCTOR CORPORATION

                                                       By:            /s/ STEPHEN A. SKAGGS
                                                            -----------------------------------------
                                                                        Stephen A. Skaggs,
                                                              SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                                                      OFFICER AND SECRETARY

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on the 27th day of March, 2000 on behalf of the Registrant and in the capacities indicated:

             SIGNATURE                                   TITLE
             ---------                                   -----
          /s/ CYRUS Y.TSUI                President, Chief Executive Officer
------------------------------------        and Chairman of the Board
           Cyrus Y. Tsui                    (Principal Executive Officer)

       /s/ STEPHEN A. SKAGGS              Senior Vice President, Chief
------------------------------------        Financial Officer and Secretary
         Stephen A. Skaggs                  (Principal Financial Officer)

        /s/ MARK O. HATFIELD
------------------------------------      Director
          Mark O. Hatfield

        /s/ DANIEL. S HAUER
------------------------------------      Director
          Daniel S. Hauer

         /s/ HARRY A. MERLO
------------------------------------      Director
           Harry A. Merlo

        /s/ LARRY W. SONSINI
------------------------------------      Director
          Larry W. Sonsini

       /s/ DOUGLAS C. STRAIN
------------------------------------      Director
         Douglas C. Strain

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Lattice Semiconductor Corporation

    Our audits of the consolidated financial statements referred to in our report dated January 19, 2000 appearing in the 1999 Transition Report to Stockholders of Lattice Semiconductor Corporation and subsidiaries (which report and consolidated financial statements are incorporated in this Transition Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
January 19, 2000

                                                                   SCHEDULE VIII

                       LATTICE SEMICONDUCTOR CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

COLUMN A                                    COLUMN B      COLUMN C     COLUMN D        COLUMN E    COLUMN F
--------                                    --------      --------     --------        --------    --------
                                                                      CHARGED TO
                                           BALANCE AT    CHARGED TO     OTHER         WRITE-OFFS    BALANCE
                                          BEGINNING OF   COSTS AND     ACCOUNTS         NET OF     AT END OF
CLASSIFICATION                               PERIOD       EXPENSES    (DESCRIBE)      RECOVERIES    PERIOD
--------------                            ------------   ----------   ----------      ----------   ---------
Fiscal year ended March 31, 1998:
  Allowance for deferred tax asset......     $1,996         $(205)         --                --     $1,791
  Allowance for doubtful accounts.......        874             3          --               (80)       797
                                             ------         -----        ----           -------     ------
                                             $2,870         $(202)       $ --           $   (80)    $2,588
                                             ======         =====        ====           =======     ======

Fiscal year ended March 31, 1999:
  Allowance for deferred tax asset......     $1,791         $(136)         --                --     $1,655
  Allowance for doubtful accounts.......        797            70          --                14        881
                                             ------         -----        ----           -------     ------
                                             $2,588         $ (66)       $ --           $    14     $2,536
                                             ======         =====        ====           =======     ======

Fiscal period ended December 31, 1999:
  Allowance for deferred tax asset......     $1,655         $  --          --           $(1,655)    $   --
  Allowance for doubtful accounts.......        881            75         650                --      1,606
                                             ------         -----        ----           -------     ------
                                             $2,536         $  75        $650(1)        $(1,655)    $1,606
                                             ======         =====        ====           =======     ======

------------------------

(1) Balance acquired in conjunction with our acquisition of Vantis Corporation on June 15, 1999.