Form 10-Q
period 2000-04-01
LATTICE SEMICONDUCTOR CORP
filed 2000-05-15
CIK 855658

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000

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

At April 1, 2000 there were 49,183,035 shares of the Registrant's common stock, $.01 par value, outstanding.

                        LATTICE SEMICONDUCTOR CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statement of Operations -
          Three Months Ended March 31, 2000 and
          March 31, 1999                                                       3

          Consolidated Balance Sheet - March 31, 2000
          and December 31, 1999                                                4

          Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 2000 and
          March 31, 1999                                                       5

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       15

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    28

          Signatures                                                          29

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                           Three Months Ended
                                                        ------------------------
                                                        March 31,      March 31,
                                                          2000            1999
                                                        ---------      ---------
                                                                        (Note 1)
Revenue                                                 $ 126,055      $  53,788

Costs and expenses:
        Cost of products sold                              49,585         20,743
        Research and development                           18,243          8,877
        Selling, general and administrative                19,514          9,476
        Amortization of intangible assets                  20,362             --
                                                        ---------      ---------

              Total costs and expenses                    107,704         39,096
                                                        ---------      ---------

Income from operations                                     18,351         14,692

Gain on appreciation of foundry investments               149,960             --
Other (expense) income, net                                (1,161)         2,860
                                                        ---------      ---------

Income before provision for income taxes                  167,150         17,552

Provision for income taxes                                 62,329          5,704
                                                        ---------      ---------

Net income                                              $ 104,821      $  11,848
                                                        =========      =========

Basic net income per share                              $    2.15      $    0.25
                                                        =========      =========

Diluted net income per share                            $    1.84      $    0.24
                                                        =========      =========

Shares used in per share calculations:

Basic net income                                           48,738         47,076
                                                        =========      =========

Diluted net income                                         58,409         48,398
                                                        =========      =========


See Accompanying Notes to Consolidated Financial Statements

                        LATTICE SEMICONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEET
                (In thousands, except share and par value data)

                                                          March 31,  December 31,
                                                            2000         1999
                                                         ----------   ----------
                                                         (unaudited)
                        Assets
Current assets:
    Cash and cash equivalents                            $   87,645   $  113,824
    Short-term investments                                  150,159      100,316
    Accounts receivable, net                                 58,759       33,676
    Inventories                                              30,662       26,036
    Prepaid expenses and other current assets                16,005       10,407
    Deferred income taxes                                    35,900       29,727
                                                         ----------   ----------

                Total current assets                        379,130      313,986

Property and equipment, net                                  64,296       59,689
Foundry investments, advances and other assets              283,582      130,274
Intangible assets, net                                      351,600      373,117
Deferred income taxes                                            --       39,089
                                                         ----------   ----------

                                                         $1,078,608   $  916,155
                                                         ==========   ==========

    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                $  107,288   $  103,581
    Deferred income on sales to
      distributors                                           54,230       45,188
    Income taxes payable                                      8,594       12,459
                                                         ----------   ----------

                Total current liabilities                   170,112      161,228

4 3/4% Convertible notes due in 2006                        260,000      260,000
Deferred income taxes                                        15,457           --
Other long-term liabilities                                  13,699       12,154
Commitments and contingencies                                    --           --

Stockholders' equity:
    Preferred stock, $.01 par value,
      10,000,000 shares authorized; none
      issued or outstanding                                      --           --
    Common stock, $.01 par value,
      100,000,000 shares authorized, 49,183,035 and
      48,285,719 shares issued and outstanding                  492          483
    Paid-in capital                                         297,290      270,228
    Other comprehensive income                                4,675           --
    Retained earnings                                       316,883      212,062
                                                         ----------   ----------

         Total stockholders' equity                         619,340      482,773
                                                         ----------   ----------

                                                         $1,078,608   $  916,155
                                                         ==========   ==========


See Accompanying Notes to Consolidated Financial Statements.

                        LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                       Three Months Ended
                                                                    ----------------------
                                                                    March 31,    March 31,
                                                                       2000        1999
                                                                    ---------    ---------
Cash flows from operating activities:
          Net income                                                $ 104,821    $  11,848
          Adjustments to reconcile net income to
            net cash provided by operating activities:
               Depreciation and amortization                           25,159        2,875
               Gain on appreciation of foundry investments           (149,960)          --
               Changes in assets and liabilities:
                    Accounts receivable                               (25,083)      (5,286)
                    Inventories                                        (4,626)       1,377
                    Prepaid expenses and other assets                  (3,932)        (540)
                    Accounts payable and accrued
                      expenses                                          3,707        3,470
                    Deferred income                                     9,042        3,304
                    Income taxes payable                               (3,865)         256
                    Deferred income taxes                              48,373       (1,154)
                    Other liabilities                                   1,545           --
                                                                    ---------    ---------

               Total adjustments                                      (99,640)       4,302
                                                                    ---------    ---------

          Net cash provided by operating activities                     5,181       16,150
                                                                    ---------    ---------

Cash flows from investing activities:
          (Purchase of) proceeds from short-term investments, net     (49,843)       4,288
          Capital expenditures                                         (8,590)      (4,378)
                                                                    ---------    ---------

          Net cash used by investing activities                       (58,433)         (90)
                                                                    ---------    ---------

Cash flows from financing activities:
          Net proceeds from issuance of common stock                   27,073        8,497
                                                                    ---------    ---------

          Net cash provided by financing activities                    27,073        8,497
                                                                    ---------    ---------


Net (decrease) increase in cash and cash equivalents                  (26,179)      24,557

Beginning cash and cash equivalents                                   113,824       54,744
                                                                    ---------    ---------

Ending cash and cash equivalents                                    $  87,645    $  79,301
                                                                    =========    =========


Supplemental disclosures of cash flow information:
          Cash paid for income taxes                                $   7,771    $   3,712

Supplemental disclosures of non-cash investing and
 financing activities:
          Gain on appreciation of foundry investments included in
           other comprehensive income                                   4,675           --


See Accompanying Notes to Consolidated Financial Statements.

                        LATTICE SEMICONDUCTOR CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal period ended January 1, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the fiscal periods presented. Actual results could differ from these estimates.

In the fourth quarter of calendar 1999, we changed our reporting period to a 52 or 53 week year ending on the Saturday closest to December 31 from a 52 or 53 week fiscal year ending on the Saturday closest to March 31. For ease of presentation, December 31 or March 31 has been utilized as the fiscal period date for all financial statement captions. Additionally, for purposes of these consolidated financial statements, the three-month fiscal period ended April 3, 1999 is referred to as "the first quarter of 1999", and the three-month fiscal period ended on April 1, 2000 is referred to as "the first quarter of 2000".

On June 15, 1999, we completed the acquisition of all of the outstanding capital stock of Vantis Corporation ("Vantis") from Advanced Micro Devices, Inc. ("AMD"). See Note 3. The transaction was accounted for as a purchase, and accordingly, the results of operations of Vantis and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning June 16, 1999. There are no significant differences between our accounting policies and those of Vantis. The accompanying consolidated financial statements include the accounts of Lattice Semiconductor Corporation and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions.

 This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, the assumptions set forth in
Note 3 and in the Management Discussion and Analysis section of this Current Report on Form 10-Q regarding revenue growth and cost of capital which underlie the Company's calculation of the in-process research and development expenses contain forward-looking statements and are qualified by the risks associated with overall semiconductor market conditions, market acceptance and demand for our new products, our dependencies on our foundry suppliers, the impact of competitive products and pricing, technological and product development risks, and other risks detailed in our Annual Report on Form 10-K for the fiscal period ended January 1, 2000 and other reports filed from time to time with the Securities Exchange Commission ("SEC"). Actual results could differ materially from those projected in the forward-looking statements.

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

Note 3 - Acquisition of Vantis:

On June 15, 1999, we paid approximately $500.1 million in cash to AMD for all of the outstanding capital stock of Vantis Corporation. Additionally, we paid approximately $10.8 million in direct acquisition costs, accrued an additional $5.4 million of pre-acquisition contingencies, accrued $8.3 million in exit costs and assumed certain liabilities of $34.5 million related to the Vantis business. This purchase was financed using a combination of cash reserves and a new credit facility bearing interest at adjustable rates (see Note 4). In addition, we exchanged Lattice stock options for all of the options outstanding under the former Vantis employee stock plans with a calculated Black-Scholes value of approximately $24.0 million. The total purchase price of Vantis was $583.1 million. The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on an independent appraisal and management estimates. The purchase price and the related allocation are subject to further refinement and change during the first half of 2000. The total purchase price was allocated as follows (in millions):

Current technology..............................................................................       $210.3
Excess of purchase price over net assets assumed................................................        158.8
In-process research and development.............................................................         89.0
Fair value of other tangible net assets.........................................................         61.3
Assembled workforce, customer list, patents and trademarks......................................         53.5
Fair value of property, plant and equipment.....................................................         10.2
                                                                                                       ------
Total...........................................................................................       $583.1
                                                                                                       ======


VANTIS INTEGRATION

We have taken certain actions to integrate the Vantis operations and, in certain instances, to consolidate duplicative operations. Accrued exit costs related to Vantis were recorded as an adjustment to the fair value of net assets in the purchase price allocation. Accrued exit costs include $4.2 million related to Vantis office closures, $2.5 million related to separation benefits for Vantis employees and $1.1 million in other exit costs primarily relating to the termination of Vantis foreign distributors. Separation benefits relate primarily to twenty Vantis senior managers. At March 31, 2000, seven employees from this group had terminated. As of March 31, 2000, an additional 55 Vantis employees had terminated for other merger-related reasons. Payments of approximately $1.4 million have been charged to this accrued liability. If these employees had not terminated, substantially all of the related costs would have been charged to selling, general and administrative expenses. Charges to other exit cost accrued liabilities were not significant for the period from June 15, 1999 through March 31, 2000. These accruals are based upon our current estimates and are in accordance with Emerging Issues Task Force ("EITF") No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

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

Estimated costs to complete all in-process semiconductor projects at June 15, 1999 totaled $19.0 million and range from $0.2 million to $16.5 million.

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

The estimated costs to develop the in-process research and development into commercially viable products at June 15, 1999 are approximately $19.4 million in aggregate-$4.7 million in 1999 subsequent to the transaction date, $10.0 million in 2000, and $4.7 million in 2001.

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

PRO FORMA RESULTS

The following pro forma results of operations information is provided for illustrative purposes only and do not purport to be indicative of the consolidated results of operations for future periods or that actually would have been realized had Lattice and Vantis been a consolidated entity during the periods presented. These pro forma results do not include the effect of non-recurring purchase accounting adjustments. The pro forma results combine the results of operations as if Vantis had been acquired as of the beginning of the periods presented. The results include the impact of certain adjustments such as goodwill amortization, estimated changes in interest income (expense) related to cash outlays and borrowings associated with the transaction (see Note 4) and income tax benefits related to the aforementioned adjustments.

                                                                                      MAR. 31,
                                                                                        1999
                                                                                        ----
                                                                                 THREE MONTHS ENDED
                                                                                 ------------------
                                                                                  PRO FORMA RESULTS
                                                                                  -----------------
                                                                                      (UNAUDITED)
                                                                                      -----------
                                                                                (IN THOUSANDS, EXCEPT
                                                                                  PER-SHARE AMOUNTS)
Revenue.........................................................................       $100,945
Net loss........................................................................       $(1,722)
Basic loss per share............................................................        $(0.04)
Diluted loss per share..........................................................        $(0.04)

Note 4 - Debt:

On October 28, 1999, we issued $260 million in 4 3/4% convertible subordinated notes due on November 1, 2006. These notes pay interest semi-annually on May 1 and November 1. Holders of these notes may convert them into shares of our common stock at any time on or before November 1, 2006, at a conversion price of $41.44 per share, subject to adjustment in certain events. Beginning on November 6, 2002 and ending on October 31, 2003, we may redeem the notes in whole or in part at a redemption price of 102.71% of the principal amount. In the subsequent three twelve-month periods, the redemption price declines to 102.04%, 101.36% and 100.68% of principal, respectively. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated by operation of law to all liabilities of our subsidiaries. At March 31, 2000, we had no senior indebtedness and our subsidiaries had $17.2 million of debt and other liabilities outstanding. Issuance costs relative to the convertible subordinated notes are included in other assets and aggregated approximately $6.9 million and are being amortized to expense over the lives of the notes. Accumulated amortization amounted to approximately $770,000 at March 31, 2000.

On June 15, 1999, we entered into a credit agreement with a group of lenders and ABN AMRO Bank N.V. ("ABN AMRO") as administrative agent for the lender group. The credit agreement consisted of two credit facilities: a $60 million unsecured revolving credit facility ("Revolver"), and a $220 million unsecured reducing term loan ("Term Loan"), both expiring and due on June 30, 2002. On June 15, 1999, we borrowed $220 million under the Term Loan and approximately $33 million under the Revolver. The credit facilities allowed for borrowings at adjustable rates with interest payments due quarterly. The $33 million Revolver was repaid in full during the third quarter of 1999.

In conjunction with the issuance of the convertible subordinated notes, we repaid the $220 million Term Loan in full during the fourth quarter of 1999. Remaining unamortized loan fees at the time of repayment, aggregating approximately $2.6 million ($1.7 million net of income taxes or a charge of $0.04 for basic and diluted earnings per share), were written off in the fourth quarter of 1999 and charged in the Consolidated Statement of Operations as an Extraordinary Item, Net of Income Taxes.

Note 5 - Net income per share

Net income per share is computed based on the weighted average number of shares of common stock and common stock equivalents assumed to be outstanding during the period using the treasury stock method. Common stock equivalents consist of stock options and warrants to purchase common stock. The convertible notes issued in October 1999 (see Note 4) are potentially dilutive securities.

On August 11, 1999 our Board of Directors approved a two-for-one stock split of our common stock to be effected in the form of a stock dividend of one share of common stock for each share of our outstanding common stock. All share and per share amounts presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively to reflect the two-for-one split.

The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as convertible notes, options and warrants as outstanding. A reconciliation of the numerators and denominators of basic and diluted net income per share is presented below (in thousands, except for per share data):

                                         Three Months Ended
                                        -------------------
                                        March 31,  March 31,
                                          2000       1999
                                        --------   --------
Basic and diluted net  income           $104,821   $ 11,848
                                        ========   ========
Shares used in basic net income
   per share calculations                 48,738     47,076
Dilutive effect of convertible notes,
  options and warrants                     9,671      1,322
                                        --------   --------
Shares used in diluted
  net income per share
  calculations                            58,409     48,398
                                        ========   ========
Basic net income per share              $   2.15   $   0.25
                                        ========   ========

Diluted net income per share            $   1.84   $   0.24
                                        ========   ========


For the first quarter of 2000, the computation of diluted net income per share includes the effect of stock options and the $260 million of convertible notes (see Note 4). Diluted net income per share is adjusted to exclude interest expense and debt issuance cost amortization (net of tax) of approximately $2.4 million. Diluted weighted-average shares outstanding include the dilutive effect of stock options and approximately 6.3 million shares issuable on the assumed conversion of the notes.

Note 6 - Inventories (in thousands):

                                  Mar. 31,   Dec. 31,
                                    2000       1999
                                   -------   -------
Work in progress                   $18,905   $14,009
Finished goods                      11,757    12,027
                                   -------   -------

                                   $30,662   $26,036
                                   =======   =======

Note 7 - Changes in Stockholders' Equity (in thousands):

                                                          Unrealized gain
                                                          on appreciation
                                      Common      Paid-in    of Foundry   Retained
                                       Stock      Capital    Investments  Earnings      Total
                                     ---------   ---------    ---------   ---------   ---------
Balances, Dec. 31, 1999              $     483   $ 270,228           --   $ 212,062   $ 482,773

Common stock issued                          9      14,160           --          --      14,169

Tax benefit of option exercises             --      12,904           --          --      12,904

Unrealized gain on appreciation of
  foundry investments (Note 10)             --          --        4,675          --       4,675

Other                                       --          (2)          --          --          (2)

Net income for the
 three-month period                         --          --           --     104,821     104,821
                                     ---------   ---------    ---------   ---------   ---------

Balances, March 31, 2000             $     492   $ 297,290    $   4,675   $ 316,883   $ 619,340
                                     =========   =========    =========   =========   =========

Total comprehensive income for the first quarter of 2000 aggregates approximately $109.5 million and is comprised of net income of $104.821 million and unrealized gain on appreciation of foundry investments of $4.675 million.

Note 8 - New Accounting Pronouncements:

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new accounting treatment for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. For the Company, this pronouncement, as amended by SFAS 137, will be effective in 2001 and is not anticipated to have a material effect on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 does not have a material effect on our financial position or results of operations.

Note 9 - Legal matters:

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

Note 10 - Gain on appreciation of Foundry Investments:

During the first quarter of 2000, we recognized a $150.0 million gain ($92.1 million after-tax) representing the appreciation of foundry investments made in two Taiwanese companies, UICC and Utek. Effective January 3, 2000, UICC and Utek merged with UMC, a publicly traded Taiwanese company. As a result of this merger, we now own approximately 61 million shares of UMC common stock. Due to regulatory restrictions, the majority of our UMC shares may not be sold until July 2000. These regulatory restrictions will gradually expire between July 2000 and January 2004. As the regulatory restrictions expire and if we liquidate our UMC shares, it is likely that the amount of any future realized gain will be different from the accounting gain reported. In conjunction with the gain, we recorded a deferred tax liability of approximately $57.9 million.

During the first quarter of 2000, we recorded an additional approximate $7.6 million unrealized gain ($4.7 million after-tax) subsequent to the UICC and Utek merger on appreciation of non-restricted UMC shares owned by the Company. The $4.7 million net unrealized gain is reflected as Other Comprehensive Income in changes in Stockholders' Equity (see Note 7).

Note 11 - Segment and Geographic Information:

The Company operates in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. The Company's sales by major geographic area were as follows (in thousands):

                                  Mar. 31,   Mar. 31,
                                    2000       1999
                                  --------   --------
United States                     $ 53,275   $ 27,800
Export sales:
     France                         12,964      1,285
     Other Europe                   24,873     12,144
     Asia                           23,997     10,371
     Other                          10,946      2,188
                                  --------   --------
                                    72,780     25,988
                                  --------   --------

                                  $126,055   $ 53,788
                                  ========   ========

Resale of product through two distributors accounted for approximately 20% and 17% in the first quarter of 2000, and 25% and 10%, respectively, for the first quarter of 1999. Revenue from one customer accounted for approximately 10% of total revenues for the first quarter of 2000. More than 90% of our property and equipment is located in the United States. Other long-lived assets located outside the United States consist primarily of foundry investments and advances (see Note 10).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Key elements of the statements of operations, expressed as a percentage of revenues, were as follows:

                                                                THREE MONTHS ENDED
                                                           -------------------------------
                                                           MARCH 31, 2000   MARCH 31, 1999
                                                           --------------   --------------
Revenue                                                          100.0%        100.0%
Gross margin                                                      60.7%         61.4%
Research and development expenses                                 14.5%         16.5%
Selling, general and administrative expenses                      15.5%         17.6%
Income from operations                                            14.6%         27.3%

REVENUE:

Revenue for the first quarter of 2000 increased $72.3 million or 134% as compared to the first quarter of 1999. In addition to our acquisition of Vantis, the revenue increase was attributable to increased sales of high density products in all geographies and recovering demand from Asia.

Overall average selling prices increased slightly in the first quarter of 2000 as compared to the first quarter of 1999. Fluctuations in overall average selling prices were due primarily to product mix changes and increased demand. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products. Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See "Factors Affecting Future Results".

GROSS MARGIN:

Gross margin as a percentage of revenue was 60.7% in the first quarter of 2000 as compared to 61.4% in the first quarter of 1999. The gross margin decline in the first quarter of 2000 as compared to the first quarter of 1999 is attributable to our acquisition of Vantis on June 15, 1999. The decline was partially offset by an improvement in product mix and reductions in our manufacturing costs. Reductions in manufacturing costs resulted primarily from yield improvements, migration of products to more advanced technologies and smaller die sizes, and wafer price reductions.

RESEARCH AND DEVELOPMENT:

Research and development ("R&D") expenses increased by approximately $9.4 million, or 106%, in the first quarter of 2000 when compared to the first quarter of 1999. In addition to the acquisition of Vantis, spending increases resulted primarily from the development of new products. We believe that a continued commitment to research and development is essential in order to maintain product leadership of our existing product families and to provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

Selling, general and administrative ("SG&A") expenses increased $10.0 million, or 106%, in the first quarter of 2000 when compared to the first quarter of 1999. This increase was primarily due to our Vantis acquisition, and to a lesser extent, increased variable costs associated with higher revenue levels.

AMORTIZATION OF INTANGIBLE ASSETS:

Amortization of intangible assets acquired in the Vantis acquisition was $20.4 million for first quarter of 2000. The estimated weighted average useful life of the intangible assets for current technology, assembled workforce, customer lists, trademarks, patents and residual goodwill, created as a result of the acquisition, is approximately five years.

GAIN ON APPRECIATION OF FOUNDRY INVESTMENTS:

The gain on appreciation of foundry investments in the first quarter of 2000 represents appreciation of foundry investments made in two Taiwanese companies, UICC and Utek (see Note 10).

OTHER INCOME (EXPENSE), NET:

Other income (expense), net decreased by approximately $4.0 million in the first quarter of fiscal 2000 as compared to the first quarter of 1999. This was primarily due to interest expense of approximately $3.0 million from acquisition related debt and reduced interest income resulting from lower cash and investment balances related to our acquisition of Vantis.

PROVISION FOR INCOME TAXES:

The provision for income taxes for the first quarter of 2000 is 37.3% of pretax income, as compared to 32.5% for the first quarter of 1999. The rate change for the first quarter of 2000 as compared to the first quarter of 1999 was due primarily to a decrease in the proportion of tax-exempt interest income included in our overall net income as a result of application of our marginal tax rate on the unrealized gain on appreciation of foundry investments.

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

OUR WAFER SUPPLY COULD BE INTERRUPTED OR REDUCED AND RESULT IN A SHORTAGE OF FINISHED PRODUCTS AVAILABLE FOR SALE

We do not manufacture finished silicon wafers. Currently all of our silicon wafers are manufactured by Seiko Epson in Japan, AMD in the United States and UMC in Taiwan. If Seiko Epson, through its U.S. affiliate Epson Electronics America, AMD or UMC significantly interrupts or reduces our wafer supply, our operating results would be adversely affected.

In the past, we have experienced delays in obtaining wafers and in securing supply commitments from our foundries. At present, we anticipate that our supply commitments are adequate. However, these existing supply commitments may not be sufficient for us to satisfy customer demand in future periods. Additionally, notwithstanding our supply commitments we may still have difficulty in obtaining wafer deliveries consistent with the supply commitments. We negotiate wafer prices and supply commitments from our suppliers on at least an annual basis. If Seiko Epson, Epson Electronics America, AMD or UMC reduces our supply commitment or increases our wafer prices, and we cannot find alternative sources of wafer supply, our operating results could be adversely affected.

Many other factors that could disrupt our wafer supply are beyond our control. Since worldwide manufacturing capacity for silicon wafers is limited and inelastic, we could be adversely affected by significant industry-wide increases in overall wafer demand or interruptions in wafer supply. Additionally, a future disruption of Seiko Epson's, AMD's or UMC's foundry operations as a result of a fire, earthquake or other natural disaster could disrupt our wafer supply and could have an adverse effect on our operating results.

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

OUR PRODUCTS MAY NOT BE COMPETITIVE IF WE ARE UNSUCCESSFUL IN MIGRATING OUR MANUFACTURING PROCESSES TO MORE ADVANCED TECHNOLOGIES

In order to develop new products and maintain the competitiveness of existing products, we need to migrate to more advanced wafer manufacturing processes that utilize larger wafer sizes and smaller device geometries. We may also utilize additional foundries. Since we depend upon foundries to provide their facilities and support for our process technology development, we may experience delays in the availability of advanced wafer manufacturing process technologies at existing or new wafer fabrication facilities. As a result, volume production of our advanced E(2)CMOS process technologies at the new fabs of Seiko Epson, UMC or future foundries may not be achieved. This could have an adverse effect on our operating results.

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

          - our ability to develop new process technologies and achieve volume production at the new fabs of Seiko Epson, UMC or at other foundries;

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

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2000 and December 31, 1999 the Company's investment portfolio consisted of fixed income securities of $213.7 million and $182.1 million respectively. As with all fixed income instruments, these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of March 31, 2000 and December 31, 1999, the decline in the fair value of the portfolio would not be material. Further, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

The Company has international subsidiary and branch operations. Additionally, the majority of the Company's silicon wafer purchases are denominated in Japanese yen. The Company is therefore subject to foreign currency rate exposure. To mitigate rate exposure with respect to yen-denominated wafer purchases, the Company maintains yen-denominated bank accounts and bills its Japanese customers in yen. The yen bank deposits are utilized to hedge yen-denominated wafer purchases against specific and firm wafer purchases. If the foreign currency rates fluctuate by 10% from rates at March 31, 2000 and December 31, 1999, the effect on the company's consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, our principal source of liquidity was $237.8 million of cash and short-term investments, an increase of $23.7 million from the balance of $214.1 million at December 31, 1999. The increase was due primarily to use of cash generated from operations and exercises of stock options. During the first quarter of 2000, we generated approximately $5.2 million of cash and cash equivalents from our operating activities as compared with $16.1 million during the first quarter of 1999. This change is attributable to non-cash working capital accounts as further described below.

Accounts receivable at March 31, 2000 increased by $25.1 million, or 74%, as compared to the balance at December 31, 1999. This increase was primarily due to the timing of shipments within the quarter and increased revenue levels. Inventories increased by $4.6 million, or 18%, as compared to the balance at December 31, 1999 primarily due to increased production in response to higher revenue levels. Prepaid expenses and other current assets increased by $5.6 million, or 54% as compared to the balance at December 31, 1999 primarily due to an increase in the current portion of wafer supply advances. Current deferred income tax assets increased $6.2 million, or 21%, as compared to the balance at December 31, 1999 primarily due to the increase in deferred income for sales to distributors which is recognized currently for income tax purposes, and to a lesser extent the timing of deductions for certain expenses and allowances. Intangible assets, net, decreased by $21.5 million, or 6% as compared to the balance at December 31, 1999, primarily due to goodwill and other intangibles amortization.

The $3.9 million, or 31% decrease in income taxes payable as compared to the balance at December 31, 1999 is primarily attributable to the timing of tax deductions and payments. Deferred income increased by $9.0 million, or 20%, as compared to the balance at December 31, 1999, due primarily to increased billings to distributors associated with higher revenue levels. Deferred income tax liabilities at March 31, 2000 principally comprise the $57.9 million in taxes provided for the $150.0 million pre-tax gain on appreciation of foundry investments in Taiwan recorded on January 3, 2000 (see Note 10) and $2.9 million provided for the subsequent appreciation of non-restricted foundry shares (see
Note 10), offset by $45.4 million in non-current deferred tax assets relating primarily to intangible asset charges. Such deferred tax assets increased by approximately $6.3 million, or 16% as compared to the balance at December 31, 1999, due primarily to the increased cumulative temporary differences for book and tax deduction of intangible assets.

On October 28, 1999, we issued $260 million in 4 3/4% convertible subordinated notes due on November 1, 2006. These notes require that we pay interest semi-annually on May 1 and November 1. Holders of these notes may convert them into shares of our common stock at any time on or before November 1, 2006, at a conversion price of $41.44 per share, subject to adjustment in certain events. Beginning on November 6, 2002 and ending on October 31, 2003, we may redeem the notes in whole or in part at a redemption price of 102.71% of the principal amount. In the subsequent three twelve-month periods, the redemption price declines to 102.04%, 101.36% and 100.68% of principal, respectively. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated to all liabilities of our subsidiaries. At March 31, 2000, we had no senior indebtedness and our subsidiaries had $17.2 million of other liabilities. Issuance costs relative to the convertible subordinated notes are included in Other Assets and aggregated approximately $6.9 million and are being amortized to expense over the lives of the notes. Accumulated amortization amounted to approximately $770,000 at March 31, 2000.

Capital expenditures were approximately $8.6 million in the first quarter of 2000. We expect to spend approximately $30 million to $40 million for the fiscal year ending December 31, 2000.

In March 1997, we entered into an advance payment production agreement with Seiko Epson and its affiliated U.S. distributor, Epson Electronics America, under which we agreed to advance approximately $85 million, payable upon completion of specific milestones, to Seiko Epson to finance construction of an eight-inch sub-micron wafer manufacturing facility. Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period. The agreement calls for wafers to be supplied by Seiko Epson through Epson Electronics America, pursuant to purchase agreements with Epson Electronics America. We also have an option under this agreement to advance Seiko Epson an additional $60 million for additional wafer supply under similar terms. The first payment pursuant to this agreement, approximately $17.0 million, was made during fiscal 1997. During fiscal 1998, we made two additional payments aggregating approximately $34.2 million. The balance of the advance payment is currently anticipated to be made in future installments.

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

In June 1999, the board of directors of UICC and board of directors of UMC voted in favor of merging UICC and Utek into UMC. These mergers became effective on January 3, 2000 (see note 10). After the mergers we own approximately 61 million shares of UMC common stock and have retained our capacity rights. Due to regulatory restrictions, the majority of our UMC shares may not be sold until July 2000. These regulatory restrictions will gradually expire between July 2000 and January 2004.

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

We believe that our existing liquid resources, expected cash generation from operations and existing credit facilities combined with our ability to borrow additional funds will be adequate to meet our operating and capital requirements and obligations for the next 12 months.

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

                           PART II. OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K

(a)      Exhibits.

         11.1     Computation of Net Income Per Share (*)

         27       Financial Data Schedule for the first quarter of 2000

(b)      No reports on Form 8-K were filed during the first quarter of 2000.

               (*) Incorporated by reference to Note 5 to the Consolidated Financial Statements in the Company's quarterly report on Form 10-Q for the first quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION (Registrant)

Date: May 15, 2000

By:                       /s/ Stephen A. Skaggs
                          ---------------------
                          Stephen A. Skaggs
                          Senior Vice President Finance, Chief Financial Officer
                            and Secretary