Form 10-Q
period 2000-07-01
LATTICE SEMICONDUCTOR CORP
filed 2000-07-20
CIK 855658

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000


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

                        --------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      ----    ----

At July 1, 2000 there were 49,446,405 shares of the Registrant's common stock, $.01 par value, outstanding.

                        LATTICE SEMICONDUCTOR CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Statement of Operations -
         Three and Six Months Ended June 30, 2000 and
         June 30, 1999                                            3

         Consolidated Balance Sheet - June 30, 2000
         and December 31, 1999                                    4

         Consolidated Statement of Cash Flows -
         Six Months Ended June 30, 2000 and June 30, 1999         5

         Notes to Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           17


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                 31

Item 6.  Exhibits and Reports on Form 8-K                        32

         Signatures                                              33


                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                        LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                              Three Months Ended                    Six Months Ended
                                                      -----------------------------------     -----------------------------------

                                                          June 30,           June 30,             June 30,            June 30,
                                                           2000               1999                 2000                1999
                                                      ---------------     ---------------     ---------------     ---------------
                                                                              (Note 1)                                (Note 1)

Revenue                                                  $ 139,878           $  59,738           $ 265,933           $ 113,526

Costs and expenses:
        Cost of products sold                               53,638              22,881             103,223              43,624
        Research and development                            19,406               9,889              37,649              18,766
        Selling, general and administrative                 19,937              10,845              39,451              20,321
        In-process research and development                     --              89,003                  --              89,003
        Amortization of intangible assets                   20,707               4,164              41,069               4,164
                                                      ---------------     ---------------     ---------------     ---------------

              Total costs and expenses                     113,688             136,782             221,392             175,878
                                                      ---------------     ---------------     ---------------     ---------------

Income (loss) from operations                               26,190             (77,044)             44,541             (62,352)

Gain on appreciation of foundry investments                     --                  --             149,960                  --
Other (expense) income, net                                   (991)              1,805              (2,152)              4,665
                                                      ---------------     ---------------     ---------------     ---------------

Income (loss) before provision for income taxes             25,199             (75,239)            192,349             (57,687)

Provision (benefit) for income taxes                         8,457             (24,076)             70,786             (18,372)
                                                      ---------------     ---------------     ---------------     ---------------

Net income (loss)                                        $  16,742           $ (51,163)          $ 121,563           $ (39,315)
                                                      ===============     ===============     ===============     ===============

Basic net income (loss) per share                        $     .34           $  ($1.08)          $    2.48           $   (.83)
                                                      ===============     ===============     ===============     ===============

Diluted net income (loss) per share                      $     .33           $  ($1.08)          $    2.16           $   (.83)
                                                      ===============     ===============     ===============     ===============

Shares used in per share calculations:

Basic                                                       49,283              47,304              48,987              47,189
                                                      ===============     ===============     ===============     ===============

Diluted                                                     58,747              47,304              58,568              47,189
                                                      ===============     ===============     ===============     ===============


See Accompanying Notes to Consolidated Financial Statements

                        LATTICE SEMICONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEET
                 (In thousands, except share and par value data)

                    ASSETS                                     June 30,            December 31,
                                                                 2000                  1999
                                                             -----------           -----------
Current assets:                                              (unaudited)
    Cash and cash equivalents                                $   124,096           $   113,824
    Short-term investments                                       129,485               100,316
    Accounts receivable, net                                      86,258                33,676
    Inventories                                                   36,650                26,036
    Prepaid expenses and other current assets                     21,788                10,407
    Deferred income taxes                                         41,598                29,727
                                                             -----------           -----------

                Total current assets                             439,875               313,986

Property and equipment, net                                       65,295                59,689
Foundry investments, advances and other assets                   263,886               130,274
Intangible assets, net                                           327,308               373,117
Deferred income taxes                                                 --                39,089
                                                             -----------           -----------

                                                             $ 1,096,364           $   916,155
                                                             ===========           ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                    $   101,524           $   103,581
    Deferred income on sales to
      distributors                                                67,271                45,188
    Income taxes payable                                          16,336                12,459
                                                             -----------           -----------

                Total current liabilities                        185,131               161,228

4 3/4% Convertible notes due in 2006                             260,000               260,000
Deferred income taxes                                              3,555                    --
Other long-term liabilities                                       13,439                12,154
Commitments and contingencies                                         --                    --

Stockholders' equity:
    Preferred stock, $.01 par value,
      10,000,000 shares authorized; none
      issued or outstanding                                           --                    --
    Common stock, $.01 par value,
      300,000,000 shares authorized at June
      30, 2000; 100,000,000 shares authorized
      at December 31, 1999; 49,446,405 and
      48,285,719 shares issued and outstanding                       494                   483
    Paid-in capital                                              303,575               270,228
    Other comprehensive loss                                      (3,455)                   --
    Retained earnings                                            333,625               212,062
                                                             -----------           -----------

         Total stockholders' equity                              634,239               482,773
                                                             -----------           -----------

                                                             $ 1,096,364           $   916,155
                                                             ===========           ===========


See Accompanying Notes to Consolidated Financial Statements.

                         LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                    Six  Months Ended
                                                                              ------------------------------
                                                                               June 30,             June 30,
                                                                                2000                  1999
                                                                              ----------          ----------

Cash flows from operating activities:
          Net income (loss)                                                   $ 121,563           $ (39,315)
          Adjustments to reconcile net income (loss) to
            net cash provided by operating activities:
               Depreciation and amortization                                     51,001              10,127
               Acquisition of in-process research and development                    --              89,003
               Deferred income taxes pertaining to intangible assets                 --             (30,771)
               Deferred income taxes                                             30,773              (1,154)
               Gain on appreciation of foundry investments                     (149,960)                 --
               Changes in assets and liabilities:
                    Accounts receivable                                         (52,582)             (2,118)
                    Inventories                                                 (10,614)              2,604
                    Prepaid expenses and other assets                             4,606              (1,808)
                    Accounts payable and accrued
                      expenses                                                      677               6,109
                    Deferred income                                              22,083               5,355
                    Income taxes payable                                          3,877               2,613
                    Other liabilities                                             1,285               2,500
                                                                              ----------          ----------

               Total adjustments                                                (98,854)             82,460
                                                                              ----------          ----------

          Net cash provided by operating activities                              22,709              43,145
                                                                              ----------          ----------

Cash flows from investing activities:
          (Purchase of) proceeds from short-term investments, net               (29,169)            174,354
          Acquisition of Vantis Corporation, net of cash acquired                    --            (439,258)
          Foundry investments                                                        --              (4,590)
          Capital expenditures                                                  (16,626)             (7,393)
                                                                              ----------          ----------

          Net cash used by investing activities                                 (45,795)           (276,887)
                                                                              ----------          ----------

Cash flows from financing activities:
          Proceeds from bank borrowings                                              --             252,999
          Net proceeds from issuance of common stock                             33,358              11,828
                                                                              ----------          ----------

          Net cash provided by financing activities                              33,358             264,827
                                                                              ----------          ----------


Net increase in cash and cash equivalents                                        10,272              31,085

Beginning cash and cash equivalents                                             113,824              54,744
                                                                              ----------          ----------

Ending cash and cash equivalents                                              $ 124,096           $  85,829
                                                                              ==========          ==========


Supplemental disclosures of cash flow information:
          Cash paid for income taxes                                          $  16,194           $   3,349
          Cash paid for interest                                                  6,161                  --

Supplemental disclosures of non-cash investing and
 financing activities:
          Unrealized loss on foundry investments
           included in other comprehensive income                                (3,455)                 --

See Accompanying Notes to Consolidated Financial Statements

                           LATTICE SEMICONDUCTOR CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the nine-month fiscal period ended January 1, 2000.

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

In the fourth quarter of calendar 1999, we changed our reporting period to a 52 or 53 week year ending on the Saturday closest to December 31 from a 52 or 53 week fiscal year ending on the Saturday closest to March 31. For ease of presentation, December 31, March 31 and June 30 have been utilized as the fiscal period end dates for all financial statement captions. Additionally, for purposes of these consolidated financial statements, the three-month and six-month fiscal periods ended July 3, 1999 are referred to as "the second quarter of 1999" and "the first six months of 1999", respectively. The three-month and six-month fiscal periods ended July 1, 2000 are referred to as "the second quarter of 2000" and "the first six months of 2000", respectively. In the consolidated financial statements, the first six months of 1999 includes the fourth quarter of the twelve-month fiscal year ended March 31, 1999, and the first quarter of the nine-month fiscal period ended December 31, 1999.

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

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, the assumptions set forth in Note 3 and in the Management Discussion and Analysis section of this Quarterly Report on Form 10-Q regarding revenue growth and cost of capital which underlie the Company's calculation of the in-process research and development expenses contain forward-looking statements and are qualified by the risks associated with overall semiconductor market conditions, market acceptance and demand for our new products, our dependencies on our foundry suppliers, the impact of competitive products and pricing, technological and product development risks, and other risks detailed in our Annual Report on Form 10-K for the fiscal period ended January 1, 2000 and other reports filed from time to time with the Securities and Exchange Commission ("SEC"). Actual results could differ materially from those projected in the forward-looking statements.

Note 2 - Revenue Recognition:

Revenue from sales to original equipment manufacturer (OEM) customers is recognized upon shipment. Certain of our sales are made to distributors under agreements providing price protection and right of return on unsold merchandise. Revenue and costs relating to such distributor sales are deferred until the product is sold by such distributors and the related revenue and costs are then reflected in income.

Note 3 - Acquisition of Vantis:

On June 15, 1999, we paid approximately $500.1 million in cash to AMD for all of the outstanding capital stock of Vantis. Additionally, we paid approximately $10.8 million in direct acquisition costs, accrued an additional $5.4 million of pre-acquisition contingencies, accrued $8.3 million in exit costs and assumed certain liabilities of $34.5 million related to the Vantis business. This purchase was financed using a combination of cash reserves and a new credit facility bearing interest at adjustable rates (see Note 4). In addition, we exchanged Lattice stock options for all of the options outstanding under the former Vantis employee stock plans with a calculated Black-Scholes value of approximately $24.0 million. The total purchase price of Vantis was approximately $583.1 million. The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on an independent appraisal and management estimates. The total purchase price was allocated as follows (in millions):

Current technology..............................................................       $210.3
Excess of purchase price over net assets assumed................................        150.5
In-process research and development.............................................         89.0
Fair value of other tangible net assets.........................................         69.6
Assembled workforce, customer list, patents and trademarks......................         53.5
Fair value of property, plant and equipment.....................................         10.2
                                                                                       ------

Total...........................................................................       $583.1
                                                                                       ======



VANTIS INTEGRATION

We have taken certain actions to integrate the Vantis operations into the Lattice operations and, in certain instances, to consolidate duplicative operations. Accrued exit costs related to Vantis were recorded as an adjustment to the fair value of net assets in the purchase price allocation. Accrued exit costs recorded at June 15, 1999 aggregated approximately $8.3 million with activity against these accruals as discussed below.

We recorded $4.2 million in accrued costs related to Vantis office closures, primarily for the planned closure of the main Vantis facilities in Sunnyvale, California. These closures were consummated as planned in June 2000, with our employees now occupying leased properties in San Jose, California. Substantially all of the former Vantis facilities have been subleased.

We also recorded $2.5 million related to separation benefits for Vantis employees. Separation benefits relate primarily to twenty Vantis senior managers. At June 30, 2000, seven employees from this group had terminated. As of June 30, 2000, an additional 55 Vantis employees had terminated for other merger-related reasons. Payments of approximately $1.4 million have been charged to this accrued liability. If these employees had not terminated, substantially all of the related costs would have been charged to selling, general and administrative expenses. We reversed the remaining portion of this accrued liability (approximately $1.1 million) during the June 2000 quarter, with an offsetting credit to Intangible Assets (Goodwill).

Additionally, we recorded $1.6 million in other exit costs primarily relating to the termination of Vantis foreign distributors and independent sales representative firms. Approximately $750,000 of such costs have been charged to this accrued liability through June 30, 2000. We believe that the original cost estimate is still appropriate and the remaining balance of $850,000 is reflected as a liability in our consolidated balance sheet at June 30, 2000. These accruals are based upon our current estimates and are in accordance with Emerging Issues Task Force ("EITF") No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

IN-PROCESS RESEARCH AND DEVELOPMENT ("IPR&D")

The value assigned to IPR&D was determined by identifying individual research projects for which technological feasibility had not been established. These include semiconductor projects with a value after application of the SEC's IPR&D valuation methodology of $77.2 million and a process technology project with a value of $11.8 million. The value of each project was determined by estimating the expected cash flows from the projects once commercially viable, applying a factor based on the stage of completion of each project so as to include only those cash flows that relate to development efforts prior to the acquisition date, and discounting the resulting net cash flows back to their present value. The percentage of completion for each project was determined using proportionate cost incurred and technical milestones achieved to date. The percentage of completion varied by individual project, and at June 15, 1999 ranged from 50% to 69% for semiconductor projects. The process technology project was estimated to be 90% complete on June 15, 1999. Since June 15, 1999, there have been no significant changes in the assumptions underlying these valuations.

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

The semiconductor projects are related to new Programmable Logic Device ("PLD") products (requiring new architectures and process technologies) and have the attendant risks associated with development of advanced semiconductor circuit designs such as achievement of speed, power, density, reliability and cost goals. All of the semiconductor projects had remaining risks related to achievement of these design goals and effective software integration. In addition, certain projects had basic circuit design and layout activities which had not been completed as of June 15, 1999. These semiconductor projects have begun to be released to market during the first half of 2000 and will continue through 2001. Estimated costs to complete all in-process semiconductor projects at June 15, 1999 totaled $19.0 million and range from $0.2 million to $16.5 million.

The process technology project is related to the development of a new advanced manufacturing process to reduce transistor size, improve speed and lower power consumption. Through June 15, 1999, transistor design, lithography and metalization process development, process integration and certain transistor size reduction plans had been achieved. Development of packaging integration technology, achievement of manufacturability yield objectives, satisfaction of reliability standards and qualification testing had not been accomplished at June 15, 1999. The process was qualified for initial production in the first quarter of 2000 with approximately $450,000 of costs incurred after June 15, 1999 out of a total of $4 million of estimated costs. This process technology is expected to remain in production through 2004.

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

In developing cash flow estimates, gross margins, research and development costs and selling, general and administrative expenses were consistent with Vantis' historical experience adjusted for expected changes in its stand-alone performance.

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

PRO FORMA RESULTS

The following pro forma results of operations information is provided for illustrative purposes only and does not purport to be indicative of the consolidated results of operations for future periods or that actually would have been realized had Lattice and Vantis been a consolidated entity during the periods presented. These pro forma results do not include the effect of non-recurring purchase accounting adjustments. The pro forma results combine the results of operations as if Vantis had been acquired as of the beginning of the period presented. The results include the impact of certain adjustments such as goodwill amortization, estimated changes in interest income (expense) related to cash outlays and borrowings associated with the transaction (see Note 4) and income tax benefits related to the aforementioned adjustments.

                                                                                       SIX
                                                                                      MONTHS
                                                                                      ENDED
                                                                                  JUNE 30, 1999
                                                                                  -------------
                                                                                PRO FORMA RESULTS
                                                                                -----------------
                                                                                    (UNAUDITED)
                                                                                    -----------
                                                                                   (IN THOUSANDS,
                                                                                 EXCEPT PER-SHARE
                                                                                     AMOUNTS)

Revenue.........................................................................       $205,378
Net loss.......................................................................        $(6,419)
Basic loss per share............................................................       $ (0.14)
Diluted loss per share..........................................................       $ (0.14)


Note 4 - Debt:

On October 28, 1999, we issued $260 million in 4 3/4% convertible subordinated notes due on November 1, 2006. These notes pay interest semi-annually on May 1 and November 1.

Holders of these notes may convert them into shares of our common stock at any time on or before November 1, 2006, at a conversion price of $41.44 per share, subject to adjustment for certain events. Beginning on November 6, 2002 and ending on October 31, 2003, we may redeem the notes in whole or in part at a redemption price of 102.71% of the principal amount. In the subsequent three twelve-month periods, the redemption price declines to 102.04%, 101.36% and 100.68% of principal, respectively. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated by operation of law to all liabilities of our subsidiaries. At June 30, 2000, we had no senior indebtedness and our subsidiaries had $9.7 million of debt and other liabilities outstanding. Issuance costs relative to the convertible subordinated notes are included in other assets and aggregated approximately $6.9 million and are being amortized to expense using the interest method over the lives of the notes. Accumulated amortization amounted to approximately $1.2 million at June 30, 2000.

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

The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as convertible notes, options and warrants as outstanding. A reconciliation of the numerators and denominators of basic and diluted net income per share is presented below (in thousands, except for per share data):

                                                           Three Months Ended                 Six Months Ended
                                                           ------------------                 ----------------

                                                       June 30,       June 30,             June 30,          June 30,
                                                        2000             1999               2000              1999
                                                        ----             ----               ----              ----

Basic and diluted net income (loss)                  $ 16,742          $(51,163)          $121,563          $(39,315)
                                                     ========          ========           ========          ========

Shares used in basic net income (loss) per
   share calculations                                  49,283            47,304             48,987            47,189
Dilutive effect of convertible notes,
  options and warrants                                  9,464                --              9,581                --
                                                     --------          --------           --------          --------
Shares used in diluted
  net income (loss) per share
  calculations                                         58,747            47,304             58,568            47,189
                                                     ========          ========           ========          ========
Basic net income (loss) per share                    $    .34          $  (1.08)          $   2.48          $   (.83)
                                                     ========          ========           ========          ========

Diluted net income (loss) per share                  $    .33          $  (1.08)          $   2.16          $   (.83)
                                                     ========          ========           ========          ========


For the second quarter and first six months of 2000, the computation of diluted net income per share includes the effect of stock options and the $260 million of convertible notes (see Note 4). Diluted net income per share is adjusted to exclude interest expense and debt issuance cost amortization (net of tax) of approximately $2.4 million and $4.8 million in the three and six months ended June 30, 2000. Diluted weighted-average shares outstanding for the three and six month periods ended June 30, 2000 include the dilutive effect of stock options and approximately 6.3 million shares issuable on the assumed conversion of the notes. The incremental shares from assumed convertible note conversions and from dilutive stock options are not included in computing the diluted per share amounts for the second quarter and first six months of 1999 because there was a net loss in each of these periods. Thus, the inclusion of these shares would be antidilutive.

Note 6 - Inventories (in thousands):

                                                                               June 30,     Dec. 31,
                                                                                 2000         1999
                                                                                 ----         ----
                                    Work in progress                           $23,922      $14,009
                                    Finished goods                              12,728       12,027
                                                                               -------      -------

                                                                               $36,650      $26,036
                                                                               =======      =======

Note 7 - Changes in Stockholders' Equity (in thousands):

                                                                                Unrealized loss
                                                     Common            Paid-in     on Foundry       Retained
                                                     Stock             Capital    Investments       Earnings         Total
                                                     -----             -------    -----------       --------         -----
Balances, Dec. 31, 1999                           $     483          $ 270,228          --          $212,062         $482,773

Common stock issued                                      11             18,157          --                --           18,168

Tax benefit of option exercises                          --             15,192          --                --           15,192

Unrealized loss on foundry investments (Note 10)         --                 --       (3,455)              --           (3,455)

Other                                                    --                 (2)          --               --               (2)

Net income for the six-month period                      --                 --           --          121,563          121,563
                                                  ---------          ---------    ---------         --------         --------
Balances, June 30, 2000                           $     494          $ 303,575    $  (3,455)        $333,625         $634,239
                                                  =========          =========    =========         ========         ========


Total comprehensive income for the first six months of 2000 aggregates approximately $118.1 million and is comprised of net income of $121.6 million and unrealized loss on market depreciation of foundry investments of $3.5 million.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 will not have a material effect on our financial position or results of operations .

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

On May 31, 2000, Altera Corporation filed a complaint against us in U.S. District Court in the Northern District of California, alleging infringement of certain Altera patents by unspecified Lattice products. On June 22, 2000, we answered Altera's complaint denying any infringement by Lattice, and simultaneously brought a series of counterclaims alleging infringement by Altera of certain Lattice patents.

Although there can be no assurance as to the results of litigation, based upon information presently known to management, we do not believe that the ultimate resolution of the lawsuits will have a material adverse effect on our business.

Note 10 - Gain on appreciation of Foundry Investments:

During the first quarter of 2000, we recognized a $150.0 million gain ($92.1 million after-tax) representing the appreciation of foundry investments made in two Taiwanese companies, UICC and Utek. On January 3, 2000, UICC and Utek merged into UMC, a public Taiwanese company. We own approximately 73 million shares of UMC common stock and have retained our capacity rights. Due to contractual and regulatory restrictions, the majority of our UMC shares may not be sold until July 2000, or later. These regulatory restrictions will gradually expire between July 2000 and January 2004. As the regulatory restrictions expire and if we liquidate our UMC shares, it is likely that the amount of any future realized gain will be different from the accounting gain reported. In conjunction with the gain, we recorded a deferred tax liability of approximately $57.9 million.

During the first six months of 2000, we recorded an approximate $5.6 million unrealized loss ($3.5 million after tax) subsequent to the UICC and Utek merger on market depreciation of non-restricted UMC shares owned by the Company. This net unrealized loss through June 30, 2000 is reflected as Other Comprehensive Loss in changes in Stockholders' Equity (see Note 7).

Note 11 - Segment and Geographic Information:

The Company operates in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. The Company's sales by major geographic area were as follows (in thousands):

                                               Three Months Ended                  Six Months Ended
                                               ------------------                  ----------------
                                                 June 30,    June 30,              June 30,   June 30,
                                                  2000        1999                  2000       1999
                                                  ----        ----                  ----       ----

                           United States       $ 61,421    $ 30,954              $114,783   $ 58,676
                           Export sales:
                                  France         17,015       1,109                29,955      2,394
                                  Other Europe   24,484      13,450                49,381     25,615
                                  Asia           25,967      12,181                49,964     22,609
                                  Other          10,991       2,044                21,850      4,232
                                               --------    --------              --------   --------
                                                 78,457      28,784               151,150     54,850
                                               --------    --------              --------   --------
                                               $139,878    $ 59,738              $265,933   $113,526
                                               ========    ========              ========   ========


Resale of product through two distributors accounted for approximately 23% and 19% of revenue in the first six months of 2000, and 17% and 10%, respectively, for the first six months of 1999. Revenue from one customer, a contract manufacturer, accounted for approximately 12% of total revenues for the first six months of 2000. More than 90% of our property and equipment is located in the United States. Other long-lived assets located outside the United States consist primarily of foundry investments and advances (see Note 10).

NOTE 12 - SUBSEQUENT EVENT:

We filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 11, 2000 relating to a proposed public offering of up to 4,600,000 shares of common stock (including an over-allotment option to purchase 600,000 shares in favor of the underwriters). Successful consummation of this offering will depend on market conditions and other factors. There is no guarantee that the proposed offering will be completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Key elements of the statement of operations, expressed as a percentage of revenues, were as follows:

                                                     Three Months Ended             Six Months Ended
                                                     ------------------             ----------------
                                            June 30, 2000      June 30, 1999   June 30, 2000      June 30,1999
                                            -------------      -------------   -------------      ------------

Revenue                                         100.0%             100.0%        100.0%             100.0%
Gross margin                                     61.7%              61.7%         61.2%              61.6%
Research and development expenses                13.9%              16.6%         14.2%              16.5%
Selling, general and administrative expenses     14.3%              18.2%         14.8%              17.9%
Income (loss) from operations                    18.7%            (129.0)%        16.7%             (54.9)%


REVENUE:

Revenue for the second quarter and first six months of 2000 increased $80.1 million and $152.4 million or 134% and 134% as compared to the same calendar periods of 1999, respectively. In addition to our acquisition of Vantis, the revenue increases are attributable to increased sales of high density products in all geographic areas.

Overall average selling prices increased slightly in the second quarter and first six months of 2000 as compared to the same calendar periods of 1999. Fluctuations in overall average selling prices were due primarily to product mix changes. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products. Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See "Factors Affecting Future Results".

GROSS MARGIN:

Gross margin as a percentage of revenue was 61.7% and 61.2% in the second quarter and first six months of 2000 as compared to 61.7% and 61.6% in the same calendar periods of 1999, respectively. The gross margin improvement in the second quarter of 2000 compared to recent prior periods is primarily due to reductions in our manufacturing costs and improvements in our product mix while the decline in gross margin when comparing the first six months of 2000 to the comparable calendar period of 1999 is due to the acquisition of Vantis on June 15, 1999. The decline was partially offset by an improvement in product mix and reductions in our manufacturing costs. Reductions in manufacturing costs resulted primarily from yield improvements, migration of products to more advanced technologies and smaller die sizes, and wafer price reductions.

RESEARCH AND DEVELOPMENT:

Research and development ("R&D") expenses increased by approximately 96% and 101%, in the second quarter and first six months of 2000 when compared to the same calendar periods in 1999, respectively. In addition to the acquisition of Vantis, spending increases resulted primarily from the development of new products. We believe that a continued commitment to research and development is essential in order to maintain product leadership of our existing product families and to provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

Selling, general and administrative ("SG&A") expenses increased 84% and 94%, in the second quarter and first six months of 2000 when compared to the same calendar periods of 1999, respectively. This increase was primarily due to our Vantis acquisition, and to a lesser extent, increased variable costs associated with higher revenue levels.

IN-PROCESS RESEARCH AND DEVELOPMENT COSTS:

In-process research and development costs of approximately $89.0 million were recorded on June 15, 1999 in connection with the acquisition of Vantis, and are further described in Note 3.

AMORTIZATION OF INTANGIBLE ASSETS:

Amortization of intangible assets acquired in the Vantis acquisition were $20.7 million and $41.1 million for the second quarter and first six months of 2000, respectively, compared to $4.2 million for each of the comparable calendar periods of calendar 1999, respectively. The estimated weighted average useful life of the intangible assets for current technology, assembled workforce, customer lists, trademarks, patents and residual goodwill, created as a result of the acquisition, is approximately five years.

GAIN ON APPRECIATION OF FOUNDRY INVESTMENTS:

The gain on appreciation of foundry investments in the first half of 2000 was recorded on January 3, 2000 and represents appreciation of foundry investments made in two Taiwanese companies, UICC and Utek (see Note 10).

OTHER INCOME (EXPENSE), NET:

Other income (expense), net decreased by approximately $2.8 million and $6.8 million in the second quarter and first six months of 2000 as compared to the same periods of calendar 1999, respectively. This was primarily due to interest expense and amortization of debt issuance costs of approximately $3.5 million and $7.1 million in the three and six month periods ended June 30, 2000, respectively, from acquisition related debt and reduced interest income resulting from lower cash and investment balances related to our acquisition of Vantis.

PROVISION FOR INCOME TAXES:

The provision (benefit) for income taxes for the second quarter and first six months of 2000 results in effective tax rates of 33.6% and 36.8% of pretax income, as compared to (32.0)% and (31.8%) for the same calendar periods of 1999, respectively. The tax benefit in the second quarter and first six months of 1999 is attributable to the tax effect of the In-process research and development cost recognized on June 15, 1999 resulting from the Vantis acquisition. The declining tax rate in the second quarter as compared to the first six months of 2000 is attributable to the application of our marginal tax rate on the unrealized gain on appreciation of foundry investments on January 3, 2000. The effective rate for the second quarter of 2000 of 33.6% is lower than the statutory rate primarily because of tax exempt investment income and tax credits.

FACTORS AFFECTING FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS

OUR WAFER SUPPLY MAY BE INTERRUPTED OR REDUCED, WHICH MAY RESULT IN A SHORTAGE
    OF FINISHED PRODUCTS AVAILABLE FOR SALE.

We do not manufacture finished silicon wafers. Currently, all of our silicon wafers are manufactured by Seiko Epson in Japan, AMD in the United States and UMC in Taiwan. If Seiko Epson, through its U.S. affiliate Epson Electronics America, AMD or UMC significantly interrupts or reduces our wafer supply, our operating results could be harmed.

In the past, we have experienced delays in obtaining wafers and in securing supply commitments from our foundries. At present, we anticipate that our supply commitments are adequate. However, these existing supply commitments may not be sufficient for us to satisfy customer demand in future periods. Additionally, notwithstanding our supply commitments we may still have difficulty in obtaining wafer deliveries consistent with the supply commitments. We negotiate wafer prices and supply commitments from our suppliers on at least an annual basis. If any of Seiko Epson, Epson Electronics America, AMD or UMC were to reduce its supply commitment or increase its wafer prices, and we cannot find alternative sources of wafer supply, our operating results could be harmed.

Many other factors that could disrupt our wafer supply are beyond our control. Since worldwide manufacturing capacity for silicon wafers is limited and inelastic, we could be harmed by significant industry-wide increases in overall wafer demand or interruptions in wafer supply. Additionally, a future disruption of Seiko Epson's, AMD's or UMC's foundry operations as a result of a fire, earthquake or other natural disaster could disrupt our wafer supply and could harm our operating results.

IF OUR FOUNDRY PARTNERS EXPERIENCE QUALITY OR YIELD PROBLEMS, WE MAY FACE A
     SHORTAGE OF FINISHED PRODUCTS AVAILABLE FOR SALE.

We depend on our foundries to deliver reliable silicon wafers with acceptable yields in a timely manner. As is common in our industry, we have experienced wafer yield problems and delivery delays. If our foundries are unable to produce silicon wafers that meet our specifications, with acceptable yields, for a prolonged period, our operating results could be harmed.

Substantially all of our revenue is derived from products based on a specialized silicon wafer manufacturing process technology called
E(2)CMOS-Registered Trademark-. The reliable manufacture of high performance E(2)CMOS semiconductor wafers is a complicated and technically demanding process requiring:

    / /   a high degree of technical skill;

    / /   state-of-the-art equipment;

    / /   the absence of defects in the masks used to print circuits on a wafer;

    / / the elimination of minute impurities and errors in each step of the fabrication process; and

    / / effective cooperation between the wafer supplier and the circuit designer.

As a result, our foundries may experience difficulties in achieving acceptable quality and yield levels when manufacturing our silicon wafers.

WE MAY BE UNSUCCESSFUL IN DEFINING, DEVELOPING OR SELLING NEW PRODUCTS REQUIRED
     TO MAINTAIN OR EXPAND OUR BUSINESS.

As a semiconductor company, we operate in a dynamic environment marked by rapid product obsolescence. Our future success depends on our ability to introduce new or improved products that meet customer needs while achieving acceptable margins. If we fail to introduce these new products in a timely manner or these products fail to achieve market acceptance, our operating results would be harmed.

The introduction of new products in a dynamic market environment presents significant business challenges. Product development commitments and expenditures must be made well in advance of product sales. The success of a new product depends on accurate forecasts of long-term market demand and future technology developments.

Our future revenue growth is dependent on market acceptance of our new product families and the continued market acceptance of our software development tools. The success of these products is dependent on a variety of specific technical factors including:

    / /    successful product definition;

    / /    timely and efficient completion of product design;

    / / timely and efficient implementation of wafer manufacturing and assembly processes;

    / /    product performance; and

    / /    the quality and reliability of the product.

If, due to these or other factors, our new products do not achieve market acceptance, our operating results would be harmed.

OUR PRODUCTS MAY NOT BE COMPETITIVE IF WE ARE UNSUCCESSFUL IN MIGRATING OUR
     MANUFACTURING PROCESSES TO MORE ADVANCED TECHNOLOGIES.

To develop new products and maintain the competitiveness of existing products, we need to migrate to more advanced wafer manufacturing processes that use larger wafer sizes and smaller device geometries. We also may need to use additional foundries. Because we depend upon foundries to provide their facilities and support for our process technology development, we may experience delays in the availability of advanced wafer manufacturing process technologies at existing or new wafer fabrication facilities. As a result, volume production of our advanced E(2)CMOS process technologies at the new fabs of Seiko Epson, UMC or future foundries may not be achieved. This could harm our operating results.

IF OUR ASSEMBLY AND TEST SUBCONTRACTORS EXPERIENCE QUALITY OR YIELD PROBLEMS, WE
     MAY FACE A SHORTAGE OF FINISHED PRODUCTS AVAILABLE FOR SALE.

We rely on subcontractors to assemble and test our devices with acceptable quality and yield levels. As is common in our industry, we have experienced quality and yield problems in the past. If we experience prolonged quality or yield problems in the future, our operating results could be harmed.

The majority of our revenue is derived from semiconductor devices assembled in advanced packages. The assembly of advanced packages is a complex process requiring:

    / /   a high degree of technical skill;

    / /   state-of-the-art equipment;

    / / the absence of defects in lead frames used to attach semiconductor devices to the package;

    / / the elimination of raw material impurities and errors in each step of the process; and

    / / effective cooperation between the assembly subcontractor and the device manufacturer.

As a result, our subcontractors may experience difficulties in achieving acceptable quality and yield levels when assembling and testing our semiconductor devices.

DETERIORATION OF CONDITIONS IN ASIA MAY DISRUPT OUR EXISTING SUPPLY ARRANGEMENTS
     AND RESULT IN A SHORTAGE OF FINISHED PRODUCTS AVAILABLE FOR SALE.

Two of our three silicon wafer suppliers operate fabs located in Asia. Our finished silicon wafers are assembled and tested by independent subcontractors located in Hong Kong,

Malaysia, the Philippines, South Korea, Taiwan and Thailand. A prolonged interruption in our supply from any of these subcontractors could harm our operating results.

Economic, financial, social and political conditions in Asia have been volatile. Financial difficulties, governmental actions or restrictions, prolonged work stoppages or any other difficulties experienced by our suppliers may disrupt our supply and could harm our operating results.

Our wafer purchases from Seiko Epson are denominated in Japanese yen. The value of the dollar with respect to the yen fluctuates. Substantial deterioration of dollar-yen exchange rates could harm our operating results.

EXPORT SALES ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES AND MAY DECLINE
     IN THE FUTURE DUE TO ECONOMIC AND GOVERNMENTAL UNCERTAINTIES.

Our export sales are affected by unique risks frequently associated with foreign economies including:

    / /   changes in local economic conditions;

    / /   exchange rate volatility;

    / /   governmental controls and trade restrictions;

    / / export license requirements and restrictions on the export of technology;

    / /   political instability;

    / /   changes in tax rates, tariffs or freight rates;

    / /   interruptions in air transportation; and

    / /   difficulties in staffing and managing foreign sales offices.

For example, our export sales have been affected by regional economic crises. Significant changes in the economic climate in the foreign countries where we derive our export sales could harm our operating results.

OUR FUTURE QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND THEREFORE MAY FAIL
     TO MEET EXPECTATIONS.

Our quarterly operating results have fluctuated and may continue to fluctuate. Consequently, our operating results may fail to meet the expectations of analysts and investors. As a result of industry conditions and the following specific factors, our quarterly operating results are more likely to fluctuate and are more difficult to predict than a typical non-technology company of our size and maturity:

    / / general economic conditions in the countries where we sell our products;

    / /   the timing of our and our competitors' new product introductions;

    / /   product obsolescence;

    / / the scheduling, rescheduling and cancellation of large orders by our customers;

    / /   the cyclical nature of demand for our customers' products;

    / / our ability to develop new process technologies and achieve volume production at the new fabs of Seiko Epson, UMC or at other foundries;

    / /   changes in manufacturing yields;

    / /   adverse movements in exchange rates, interest rates or tax rates; and

    / / the availability of adequate supply commitments from our wafer foundries and assembly and test subcontractors.

As a result of these factors, our past financial results are not necessarily a good predictor of our future results.

OUR STOCK PRICE MAY CONTINUE TO EXPERIENCE LARGE SHORT-TERM FLUCTUATIONS.

In recent years, the price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe and have left investors little time to react. The price of our common stock may continue to fluctuate greatly in the future due to a variety of company specific factors, including:

    / /   quarter-to-quarter variations in our operating results;

    / / shortfalls in revenue or earnings from levels expected by securities analysts; and

    / / announcements of technological innovations or new products by other companies.

RISKS RELATED TO OUR INDUSTRY

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY MAY LIMIT OUR ABILITY TO MAINTAIN OR INCREASE REVENUE AND PROFIT LEVELS DURING FUTURE INDUSTRY DOWNTURNS.

The semiconductor industry is cyclical. Our financial performance has been negatively affected by significant downturns in the semiconductor industry as a result of:

    / / the cyclical nature of the demand for the products of semiconductor customers;

    / /   general reductions in inventory levels by customers;

    / /   excess production capacity; and

    / /   accelerated declines in average selling prices.

If these or other conditions in the semiconductor industry occur, our operating results could be harmed.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE IN THE HIGHLY COMPETITIVE
     SEMICONDUCTOR INDUSTRY.

The semiconductor industry is intensely competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing and sales resources. If we are unable to compete successfully in this environment, our operating results could be harmed.

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

WE MAY FAIL TO RETAIN OR ATTRACT THE SPECIALIZED TECHNICAL AND MANAGEMENT
     PERSONNEL REQUIRED TO SUCCESSFULLY OPERATE OUR BUSINESS.

To a greater degree than most non-technology companies or larger technology companies, our future success depends on our ability to attract and retain highly qualified technical and management personnel. As a mid-sized company, we are particularly dependent on a relatively small group of key employees. Competition for skilled technical and management employees is intense within our industry. As a result, we may be unable to retain our existing key technical and management personnel or attract additional qualified employees. If we are unable to retain existing key employees or hire new qualified employees, our operating results could be harmed.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR
     FINANCIAL RESULTS AND COMPETITIVE POSITION MAY SUFFER.

Our success depends, in part, on our proprietary technology. However, we may fail to adequately protect this technology. As a result, we may lose our competitive position or face significant expense to protect or enforce our intellectual property rights.

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

Companies in the semiconductor industry vigorously pursue their intellectual property rights. If we become involved in protracted intellectual property disputes or litigation we may use substantial financial and management resources, which could harm our operating results.

We may also be subject to future intellectual property claims or judgements. If these were to occur, we may not be able to obtain a license on favorable terms or without our operating results being harmed.

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2000 and December 31, 1999 the Company's investment portfolio consisted of fixed income securities of $227.6 million and $182.1 million, respectively. As with all fixed income instruments, these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of June 30, 2000 and December 31, 1999, the decline in the fair value of the portfolio would not be material. Further, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

The Company has international subsidiary and branch operations. Additionally, a portion of the Company's silicon wafer purchases are denominated in Japanese yen. The Company is therefore subject to foreign currency rate exposure. To mitigate rate exposure with respect to yen-denominated wafer purchases, the Company maintains yen-denominated bank accounts and bills its Japanese customers in yen. The yen bank deposits are utilized to hedge against specific and firm yen-denominated wafer purchases. If the foreign currency rates fluctuate by 10% from rates at June 30, 2000 and December 31, 1999, the effect on the Company's consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, our principal source of liquidity was $253.6 million of cash and short-term investments, an increase of $39.5 million from the balance of $214.1 million at December 31, 1999. The increase was due primarily to cash generated from operations and exercises of stock options. During the first six months of 2000, we generated approximately $22.7 million of cash and cash equivalents from our operating activities as compared with $43.1 million during the first six months of 1999. This change is attributable to working capital accounts as further described below.

Accounts receivable at June 30, 2000 increased by $52.6 million, or 156%, as compared to the balance at December 31, 1999. This increase was primarily due to increased revenue levels and the timing of shipments and collections within the quarter. Inventories at June 30, 2000 increased by $10.6 million, or 41%, as compared to the balance at December 31, 1999 primarily due to increased production in response to higher revenue levels. Prepaid expenses and other current assets at June 30, 2000 increased by $11.4 million, or 109% as compared to the balance at December 31, 1999 primarily due to an increase in the current portion of wafer supply advances. Current deferred income tax assets at June 30, 2000 increased $11.9 million, or 40%, as compared to the balance at December 31, 1999 primarily due to the increase in deferred income on sales to distributors which is recognized currently for income tax purposes, and to a lesser extent the timing of deductions for certain expenses and allowances. Foundry investments, advances and other assets at June 30, 2000 increased by $133.6 million, or 103% as compared to December 31, 1999 primarily due to a gain on appreciation of foundry investments as discussed in Note 10 to the Consolidated Financial

Statements. The decrease in non-current deferred income taxes of $39.1 million at June 30, 2000 as compared to December 31, 1999 is due to a reclassification of this balance to non-current deferred tax liabilities. Intangible assets, net, at June 30, 2000 decreased by $45.8 million, or 12% as compared to the balance at December 31, 1999, primarily due to goodwill and other intangibles amortization.

Deferred income on sales to distributors at June 30, 2000 increased by $22.1 million, or 49%, as compared to the balance at December 31, 1999, due primarily to increased billings to distributors associated with higher revenue levels. The $3.9 million, or 31% increase in income taxes payable at June 30, 2000 as compared to the balance at December 31, 1999 is primarily attributable to the timing of tax deductions and payments. Deferred income tax liabilities at June 30, 2000 principally comprise the $57.9 million in taxes provided for the $150.0 million pre-tax gain on appreciation of foundry investments in Taiwan recorded on January 3, 2000 (see Note 10), offset by $2.2 million in tax benefit for the subsequent market depreciation of non-restricted foundry shares (see Note 10), and by $52.2 million in non-current deferred tax assets relating primarily to intangible asset amortization differences. Such deferred tax assets increased by approximately $13.1 million, or 34% as compared to the balance at December 31, 1999, due primarily to the increased cumulative temporary differences for book and tax amortization of intangible assets.

On October 28, 1999, we issued $260 million in 4 3/4% convertible subordinated notes due on November 1, 2006. These notes require that we pay interest semi-annually on May 1 and November 1. Holders of these notes may convert them into shares of our common stock at any time on or before November 1, 2006, at a conversion price of $41.44 per share, subject to adjustment in certain events. Beginning on November 6, 2002 and ending on October 31, 2003, we may redeem the notes in whole or in part at a redemption price of 102.71% of the principal amount. In the subsequent three twelve-month periods, the redemption price declines to 102.04%, 101.36% and 100.68% of principal, respectively. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated to all liabilities of our subsidiaries. At June 30, 2000, we had no senior indebtedness and our subsidiaries had $9.7 million of other liabilities. Issuance costs relative to the convertible subordinated notes are included in Other assets and aggregated approximately $6.9 million and are being amortized to expense over the lives of the notes. Accumulated amortization amounted to approximately $1.2 million at June 30, 2000.

Capital expenditures were approximately $16.6 million in the first six months of 2000. We expect to spend approximately $30 million to $40 million for the year ending December 31, 2000.

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

We entered into a series of agreements with UMC in September 1995, pursuant to which we agreed to join UMC and several other companies to form a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan. Under the terms of the agreements, we invested approximately $49.7 million for an approximate 10% equity interest in UICC and the right to receive a percentage of the facility's wafer production at market prices.

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

On January 3, 2000, UICC and Utek merged into UMC (see note 10). We own approximately 73 million shares of UMC common stock and have retained our capacity rights. Due to contractual and regulatory restrictions, the majority of our UMC shares may not be sold until July 2000, or later. These regulatory restrictions will gradually expire between July 2000 and January 2004.

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

We filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 11, 2000 relating to a proposed public offering of up to 4,600,000 shares of common stock (including an over-allotment option to purchase 600,000 shares in favor of the underwriters). Successful consummation of this offering will depend on market conditions and other factors. There is no guarantee that the proposed offering will be completed.

We believe that, regardless of whether we consummate the public offering described above, existing cash and cash equivalents, expected cash generation from operations and existing credit facilities combined with our ability to borrow additional funds will be adequate to meet our operating and capital requirements and obligations for at least the next 12 months.

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

PART II.   OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The annual meeting of stockholders was held on May 2, 2000.
                  (b) The following director was elected at the meeting to serve a term of three years:
                                    Daniel S. Hauer

                      The following directors are continuing to serve their terms:

                                    Harry A. Merlo
                                    Larry W. Sonsini
                                    Mark O. Hatfield
                                    Cyrus Y. Tsui

                       The following director has retired:

                                    Douglas C. Strain

                   (c) The matters voted upon at the meeting and results of the voting with respect to those matters are as follows:

                                                       For        Withheld
                                                   -----------  ------------
(1) Election of director:

             Daniel S. Hauer                       45,117,925        270,779

                                              For        Against   Abstain   Not Voted
                                            ---------   --------- --------- ---------
(2) Approve an amendment
to Lattice's Certificate of
Incorporation to increase the
number of authorized shares                33,498,027  11,865,279   25,398     0

(3) Ratification of PricewaterhouseCoopers
LLP as the Company's independent
public accountant for the fiscal year
ending December 31, 2000                   45,360,817      15,505   12,382     0


The foregoing matters are described in further detail in our definitive proxy statement dated April 7, 2000 for the Annual Meeting of Stockholders held on May 2, 2000.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         11.1       Computation of Net Income Per Share (*)

         27         Financial Data Schedule for the first six months of 2000

(b)      Reports on Form 8-K

         A Current Report on Form 8-K was filed on January 4, 2000 related to the gain on appreciation of foundry investments as described in Note 10 to the consolidated financial statements in this report on Form 10-Q.

         A Current Report on Form 8-K was filed on July 11, 2000 related to the registration statement filed on Form S-3 described in Note 12 to the consolidated financial statements in this report on Form 10-Q.



                  (*) Incorporated by reference to Note 5 to the Consolidated Financial Statements in this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LATTICE SEMICONDUCTOR CORPORATION (Registrant)

Date: July 19, 2000




By:                  /s/ Stephen A. Skaggs
                     ---------------------
                     Stephen A. Skaggs
                     Senior Vice President Finance, Chief Financial Officer
                       and Secretary