Form 10-Q
period 2000-09-30
LATTICE SEMICONDUCTOR CORP
filed 2000-11-14
CIK 855658

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000


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

At September 30, 2000 there were 107,379,138 shares of the Registrant's common stock, $.01 par value, outstanding.

                        LATTICE SEMICONDUCTOR CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements

         Consolidated Statement of Operations -
         Three and Nine Months Ended September 30, 2000 and
         September 30, 1999                                                    3

         Consolidated Balance Sheet - September 30, 2000
         and December 31, 1999                                                 4

         Consolidated Statement of Cash Flows -
         Nine Months Ended September 30, 2000 and September
         30, 1999                                                              5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        17


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     30

         Signatures                                                           31

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  -------------------------   -----------------------
                                                    SEPT. 30,     SEPT. 30,    SEPT. 30,    SEPT. 30,
                                                      2000          1999         2000         1999
                                                  ------------  -----------   ----------   ----------
                                                                  (NOTE 1)                 (NOTE 1)
Revenue .......................................    $ 151,038    $  94,973     $ 416,971    $208,499

Costs and expenses:
        Cost of products sold .................       57,437       39,771       160,660      83,395
        Research and development ..............       19,923       17,864        57,572      36,630
        Selling, general and administrative ...       20,706       20,393        60,157      40,714
        In-Process research and development ...         --           --            --        89,003
        Amortization of intangible assets .....       20,141       21,127        61,210      25,291
                                                  ------------  -----------   ----------   ----------

             Total costs and expenses .........      118,207       99,155       339,599     275,033
                                                  ------------  -----------   ----------   ----------

Income (loss) from operations .................       32,831       (4,182)       77,372     (66,534)

Gain on appreciation of foundry investments ...           --           --       149,960          --
Other income (expense), net ...................        1,336       (3,645)         (816)      1,020
                                                  ------------  -----------   ----------   ----------

Income (loss) before provision for income
    taxes .....................................       34,167       (7,827)      226,516     (65,514)

Provision (benefit) for income taxes ..........       11,466       (2,857)       82,252     (21,229)
                                                  ------------  -----------   ----------   ----------

Net income (loss) .............................    $  22,701    $  (4,970)    $ 144,264    $(44,285)
                                                  ============  ===========   ==========   ==========

Basic net income (loss) per share .............    $    0.22    $   (0.05)    $    1.44    $  (0.47)
                                                  ============  ===========   ==========   ==========

Diluted net income (loss) per share ...........    $    0.21    $   (0.05)    $    1.27    $  (0.47)
                                                  ============  ===========   ==========   ==========

Shares used in per share calculations:

Basic .........................................      103,170       95,428        99,960      94,742
                                                  ============  ===========   ==========   ==========

Diluted .......................................      121,926       95,428       119,032      94,742
                                                  ============  ===========   ==========   ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LATTICE SEMICONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE DATA)

                Assets                                  SEPTEMBER 30,     DECEMBER 31,
                                                           2000             1999
                                                        -------------     ------------
Current assets:                                          (UNAUDITED)
    Cash and cash equivalents ......................      $  236,991        $113,824
    Short-term investments .........................         277,182         100,316
    Accounts receivable, net .......................          72,764          33,676
    Inventories ....................................          42,852          26,036
    Prepaid expenses and other current assets ......          22,607          10,407
    Deferred income taxes ..........................          48,591          29,727
                                                        -------------     ------------

                Total current assets ...............         700,987         313,986

Property and equipment, net ........................          70,006          59,689
Foundry investments, advances and other assets .....         237,054         130,274
Intangible assets, net .............................         307,167         373,117
Deferred income taxes ..............................          11,753          39,089
                                                        -------------     ------------
                                                          $1,326,967        $916,155
                                                        =============     ============

    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses ..........      $  102,023        $103,581
    Deferred income on sales to
      distributors .................................          73,940          45,188
    Income taxes payable ...........................          14,927          12,459
                                                        -------------     ------------

                Total current liabilities ..........         190,890         161,228

4 3/4% Convertible notes due in 2006 ...............         260,000         260,000
Other long-term liabilities ........................          14,408          12,154
Commitments and contingencies ......................              --              --

Stockholders' equity:
    Preferred stock, $.01 par value,
      10,000,000 shares authorized; none
      issued or outstanding ........................              --              --
    Common stock, $.01 par value,
      200,000,000 shares authorized, 107,379,138 and
      96,571,438 shares issued and outstanding .....           1,074             966
    Paid-in capital ................................         523,491         269,745
    Other comprehensive loss .......................         (19,222)             --
    Retained earnings ..............................         356,326         212,062
                                                        -------------     ------------

         Total stockholders' equity ................         861,669         482,773
                                                        -------------     ------------

                                                          $1,326,967        $916,155
                                                        =============     ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        LATTICE SEMICONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                NINE  MONTHS ENDED
                                                                            -------------------------
                                                                              SEPT. 30,    SEPT. 30,
                                                                                2000          1999
                                                                            -----------   -----------
Cash flows from operating activities:
          Net income (loss) ............................................    $ 144,264     $ (44,285)
          Adjustments to reconcile net income (loss) to
            net cash provided by operating activities:
               Depreciation and amortization ...........................       76,079        36,254
               Acquisition of in-process research and development ......           --        89,003
               Deferred income taxes pertaining to intangible assets ...      (18,200)      (40,739)
               Deferred income taxes ...................................       26,672        (5,456)
               Gain on appreciation of foundry investments .............     (149,960)           --
               Tax benefit of option exercises.........................        21,789         8,213
               Changes in assets and liabilities:
                    Accounts receivable ................................      (39,088)       (9,937)
                    Inventories ........................................      (16,816)        3,734
                    Prepaid expenses and other assets ..................       13,611          (421)
                    Accounts payable and accrued
                      expenses .........................................        1,176            75
                    Deferred income ....................................       28,752        15,485
                    Income taxes payable ...............................        2,468         3,438
                    Other liabilities ..................................        2,254         5,177
                                                                            -----------   -----------

               Total adjustments .......................................      (51,263)      104,826
                                                                            -----------   -----------

          Net cash provided by operating activities ....................       93,001        60,541
                                                                            -----------   -----------

Cash flows from investing activities:
          (Purchase of) proceeds from short-term investments, net ......     (176,866)      138,760
          Acquisition of Vantis Corporation, net of cash acquired ......           --      (439,258)
          Foundry investments ..........................................         (575)       (6,330)
          Capital expenditures .........................................      (25,458)      (12,875)
                                                                            -----------   -----------

          Net cash used by investing activities ........................     (202,899)     (319,703)
                                                                            -----------   -----------

Cash flows from financing activities:
          Payments of long-term borrowings .............................           --       (33,000)
          Proceeds from bank borrowings ................................           --       252,999
          Net proceeds from issuance of common stock ...................      233,065        14,032
                                                                            -----------   -----------

          Net cash provided by financing activities ....................      233,065       234,031
                                                                            -----------   -----------


Net increase (decrease) in cash and cash equivalents ...................      123,167       (25,131)

Beginning cash and cash equivalents ....................................      113,824        54,744
                                                                            -----------   -----------

Ending cash and cash equivalents .......................................    $ 236,991     $  29,613
                                                                            ===========   ===========


Supplemental disclosures of cash flow information:
          Cash paid for income taxes ...................................    $  35,823     $  10,118
          Cash paid for interest payments ..............................        6,161         3,468

Supplemental disclosures of non-cash investing and financing activities:
          Unrealized loss on appreciation of foundry investments
           included in other comprehensive income ......................      (19,222)           --

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           LATTICE SEMICONDUCTOR CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the nine-month fiscal period ended December 31, 1999.

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

In the fourth quarter of calendar 1999, we changed our reporting period to a 52 or 53 week year ending on the Saturday closest to December 31 from a 52 or 53 week fiscal year ending on the Saturday closest to March 31. For ease of presentation, December 31 and September 30 have been utilized as the fiscal period end date for all financial statement captions. Additionally, for purposes of these consolidated financial statements, the three-month and nine-month fiscal periods ended October 2, 1999 are referred to as "the third quarter of 1999" and "the first nine months of 1999," respectively. The three-month and nine-month fiscal periods ended on September 30, 2000 are referred to as "the third quarter of 2000" and "the first nine months of 2000," respectively. In the consolidated financial statements, the first nine months of 1999 includes the fourth quarter of the twelve-month fiscal year ending March 31, 1999, and the first and second fiscal quarters of the nine-month fiscal period ended December 31, 1999.

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

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, the assumptions set forth in Note 3 and in the Management Discussion and Analysis section of this Current Report on Form 10-Q regarding revenue growth and cost of capital which underlie the Company's calculation of the in-process research and development expenses contain forward-looking statements and are qualified by the risks associated with overall semiconductor market conditions, market acceptance and demand for our new products, our dependencies on our foundry suppliers, the impact of competitive products and pricing, technological and product development risks, and other risks detailed in our Annual Report on Form 10-K for the fiscal period ended December 31, 1999 and other reports filed from time to time with the Securities Exchange Commission ("SEC"). Actual results could differ materially from those projected in the forward-looking statements.

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

Current technology..............................................................................       $210.3
Excess of purchase price over net assets assumed................................................        150.5
In-process research and development.............................................................         89.0
Fair value of other tangible net assets.........................................................         69.6
Assembled workforce, customer list, patents and trademarks......................................         53.5
Fair value of property, plant and equipment.....................................................         10.2
                                                                                                         ----
Total...........................................................................................       $583.1
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

We recorded $4.2 million in accrued costs related to Vantis office closures, primarily for the planned closure of the main Vantis facilities in Sunnyvale, California. These closures were consummated in accordance with plans in June 2000, with our employees now occupying leased properties in San Jose, California. Substantially all of the former Vantis facilities have been subleased.

We also recorded $2.5 million related to separation benefits for Vantis employees. Separation benefits relate primarily to twenty Vantis senior managers. Through June 30, 2000, seven employees from this group had terminated, and an additional 55 Vantis employees had terminated for other merger-related reasons. Payments of approximately $1.4 million have been charged to this accrued liability. If these employees had not terminated, substantially all of the related costs would have been charged to selling, general and administrative expenses. We reversed the remaining portion of this accrued liability (approximately $1.1 million) during the June 2000 quarter, with an offsetting credit to Intangible Assets (Goodwill).

Additionally, we recorded $1.6 million in other exit costs primarily relating to the termination of Vantis foreign distributors and independent sales representative firms. Approximately $1.2 million of such costs have been charged to this accrued liability through September 30, 2000. We believe that the original cost estimate is still appropriate and the remaining balance of $400,000 is reflected as a liability in our consolidated balance sheet at September 30, 2000. These accruals are based upon our current estimates and are in accordance with Emerging Issues Task Force ("EITF") No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

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

                                                                            NINE MONTHS
                                                                        ENDED SEPT. 30, 1999
                                                                         PRO FORMA RESULTS
                                                                            (UNAUDITED)
                                                                       (IN THOUSANDS, EXCEPT
                                                                         PER-SHARE AMOUNTS)
Revenue ....................................................................   $ 300,351
Net loss ...................................................................   $  (6,996)
Basic net loss per share ...................................................   $   (0.07)
Diluted net loss per share .................................................   $   (0.07)


Note 4 - Debt:

On October 28, 1999, we issued $260 million in 4 3/4% convertible subordinated notes due on November 1, 2006. These notes pay interest semi-annually on May 1 and November 1.

Holders of these notes may convert them into shares of our common stock at any time on or before November 1, 2006, at a conversion price of $20.72 per share, subject to adjustment in certain events. Beginning on November 6, 2002 and ending on October 31, 2003, we may redeem the notes in whole or in part at a redemption price of 102.71% of the principal amount. In the subsequent three twelve-month periods, the redemption price declines to 102.04%, 101.36% and 100.68% of principal, respectively. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated by operation of law to all liabilities of our subsidiaries. At September 30, 2000, we had no senior indebtedness and our subsidiaries had $9.5 million of debt and other liabilities outstanding. Issuance costs relative to the convertible subordinated notes are included in other assets and aggregated approximately $6.9 million and are being amortized to expense using the interest method over the lives of the notes. Accumulated amortization amounted to approximately $1.7 million at September 30, 2000.

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

In conjunction with the issuance of the convertible subordinated notes, we repaid the $220 million Term Loan in full during the fourth quarter of 1999. Remaining unamortized loan fees at the time of repayment, aggregating approximately $2.6 million ($1.7 million net of income taxes or a charge of $0.02 for basic and diluted earnings per share), were written off in the fourth quarter of 1999 and charged in the Consolidated Statement of Operations as an Extraordinary Item, Net of Income Taxes.

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

On August 31, 2000 our Board of Directors approved a two-for one stock split of our common stock to be effected in the form of a stock dividend of one share of common stock for each share of our outstanding common stock. The stock dividends were paid on October 11, 2000 to stockholders of record as of September 20, 2000.

On August 11, 1999 our Board of Directors approved a two-for-one stock split of our common stock to be effected in the form of a stock dividend of one share of common stock for each share of our outstanding common stock.

All share and per share amounts presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively to reflect these two-for-one splits.

In July 2000, we completed a follow-on public stock offering, consisting of 8,000,000 shares of our common stock at a price of $27.44 per share. Our net proceeds were approximately $210 million after deducting underwriting discounts and offering expenses.

The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as convertible notes, options and warrants as outstanding. A reconciliation of the numerators and denominators of basic and diluted net income per share is presented below (in thousands, except for per share data):

                                                                             Three Months Ended      Nine Months Ended
                                                                             ------------------      -----------------
                                                                           Sept. 30,   Sept. 30,   Sept. 30,    Sept. 30,
                                                                             2000        1999        2000         1999
                                                                             ----        ----        ----         ----
Basic and diluted net income (loss) ...................                   $  22,701   $  (4,970)  $ 144,264    $ (44,285)
                                                                          =========   =========   =========    =========
Shares used in basic net income (loss) per
   share calculations .................................                     103,170      95,428      99,960       94,742
Dilutive effect of convertible notes,
  options and warrants ................................                      18,756        --        19,072         --
                                                                          ---------   ---------   ---------    ---------
Shares used in diluted net income (loss) per share
  calculations ........................................                     121,926      95,428     119,032       94,742
                                                                          =========   =========   =========    =========

Basic net income (loss) per share .....................                   $    0.22   $   (0.05)  $    1.44    $   (0.47)
                                                                          =========   =========   =========    =========

Diluted net income (loss) per share ...................                   $    0.21   $   (0.05)  $    1.27    $   (0.47)
                                                                          =========   =========   =========    =========

For the third quarter and first nine months of 2000, the computation of diluted net income per share includes the effect of stock options and the $260 million of convertible notes (see Note 4). Diluted net income per share is adjusted to exclude interest expense and debt issuance cost amortization (net of tax) of approximately $2.4 million and $7.1 million in the three and nine months ended September 30, 2000. Diluted weighted-average shares outstanding include the dilutive effect of stock options and approximately 12.5 million shares issuable on the assumed conversion of the notes.

Note 6 - Inventories (in thousands):

                                                                   Sept. 30,      Dec.31,
                                                                     2000          1999
                                                                     ----          ----
          Work in progress ....................................     $25,375      $14,009
          Finished goods ......................................      17,477       12,027
                                                                    -------      -------
                                                                    $42,852      $26,036
                                                                    =======      =======

Note 7 - Changes in Stockholders' Equity (in thousands):

                                                                                        Unrealized loss
                                                                                        on appreciation
                                                                  Common     Paid-in      of Foundry       Retained
                                                                   Stock     Capital     Investments       Earnings      Total
                                                                   -----     -------     -----------       --------      -----
Balances, Dec. 31, 1999 .....................................   $    966    $ 269,745             --       $ 212,062   $482,773

Common stock issued (Note 5).................................         108     231,959             --                    232,067

Tax benefit of option exercises .............................         --       21,789             --                     21,789

Unrealized loss on
 foundry investments (Note 10) ..............................         --           --        (19,222)             --    (19,222)

Other .......................................................         --           (2)            --              --         (2)

Net income for the
 nine-month period ..........................................         --           --             --         144,264    144,264
                                                                --------    ---------       --------       ---------   ---------

Balances, Sept. 30, 2000 ....................................   $  1,074    $ 523,491      $ (19,222)      $ 356,326   $861,669
                                                                ========    =========       ========      ==========   =========

Total comprehensive income for the first nine-month period of 2000 aggregates approximately $125.0 million and is comprised of net income of $144.3 million and unrealized loss on market depreciation of foundry investments of $19.2 million.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. This pronouncement will be effective in the fourth quarter of 2000, and management believes that the impact of SAB 101 will not have a material effect on our financial position or results of operations .

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

During the first nine months of 2000, we recorded an approximate $31.3 million unrealized loss ($19.2 million after-tax) due to market depreciation of non-restricted

UMC shares owned by the Company. This net unrealized loss through September 30, 2000 is reflected as Other Comprehensive Loss in changes in Stockholders' Equity (see Note 7).

Note 11 - Segment and Geographic Information:

The Company operates in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. The Company's sales by major geographic area were as follows (in thousands):

                                            Three Months Ended       Nine Months Ended
                                            ------------------       -----------------
                                           Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                             2000        1999        2000        1999
                                             ----        ----        ----        ----
     United States .................       $ 65,551    $ 42,387    $180,334    $101,063
     Export sales:
              France ...............         15,739       6,201      45,694       8,595
              Other Europe .........         25,126      19,918      74,507      45,533
              Asia .................         33,909      16,152      83,873      38,761
              Other ................         10,713      10,315      32,563      14,547
                                           --------    --------    --------    --------
                                             85,487      52,586     236,637     107,436
                                           --------    --------    --------    --------
                                           $151,038    $ 94,973    $416,971    $208,499
                                           ========    ========    ========    ========

Resale of product through two distributors accounted for approximately 23% and 19% of revenue in the first nine months of 2000, and 21% and 13%, respectively, for the first nine months of 1999. Revenue from one customer, a contract manufacturer, accounted for approximately 10% of total revenues for the first nine months of 2000. More than 90% of our property and equipment is located in the United States. Other long-lived assets located outside the United States consist primarily of foundry investments and advances (see Note 10).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Key elements of the statements of operations, expressed as a percentage of revenues, were as follows:

                                                                      Three Months Ended                    Nine Months Ended
                                                                      ------------------                    -----------------
                                                             SEPT. 30, 2000     SEPT. 30, 1999     SEPT. 30, 2000    SEPT.30, 1999
                                                             --------------     --------------     --------------    -------------
Revenue ..................................................      100.0%            100.0 %              100.0%           100.0 %
Gross margin .............................................       62.0%             58.1 %               61.5%            60.0 %
Research and development expenses ........................       13.2%             18.8 %               13.8%            17.6 %
Selling, general and administrative expenses .............       13.7%             21.5 %               14.4%            19.5 %
Income (loss) from operations ............................       21.7%             (4.4)%               18.6%           (31.9)%

REVENUE:

Revenue for the third quarter of 2000 increased $56.1 million, or 59%, as compared to the third quarter of 1999. This revenue increase is attributable to increased sales of high density products, including our new 3.3-volt high density products, in all geographies. For the third quarter of 2000, revenue from the sale of high density products increased $52.6 million, or 82%, as compared to the third quarter of 1999, and now comprises 77% of total revenue.

For the first nine months of 2000, revenue increased $208.5 million, or 100%, when compared to the first nine months of 1999. This increase was due to our acquisition of Vantis and increased sales of high density products. For the first nine months of 2000, revenue from the sale of high density products increased $170.7 million, or 120%, as compared to the first nine months of 1999, and represented 75% of total revenue as compared to 68% for the 1999 period.

As a percentage of total revenue, export sales to Asia increased during the third quarter of 2000 when compared to the third quarter of 1999, rising to 22.5% from 17.0%. U.S. sales decreased to 43.4% for the third quarter of 2000 as compared to 44.6% for the third quarter of 1999, while export sales to Europe decreased slightly to 27.1% from 27.5% for the same periods.

For the first nine months of 2000, export sales to Europe increased to 28.8% of total revenue from 26.0% of total revenue in the 1999 period. Export sales to Asia increased to 20.1% of total revenue for the first nine months of 2000 from 18.6% in the comparable 1999 period. U.S. sales decreased to 43.2% of total revenue for the first nine months of 2000 as compared to 48.5% of total revenue for the comparable 1999 period.

Overall average selling prices increased in the third quarter and first nine months of 2000 as compared to the same calendar periods of 1999. Fluctuations in overall average selling prices were due primarily to product mix changes. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products. Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See "Factors Affecting Future Results."

GROSS MARGIN:

Gross margin as a percentage of revenue was 62.0% and 61.5% in the third quarter and first nine months of 2000 as compared to 58.1% and 60.0% in the same calendar periods of 1999, respectively. This gross margin improvement is primarily due to continued reductions in our manufacturing costs and improvements in our product mix. Reductions in manufacturing costs resulted primarily from yield improvements, migration of products to more advanced technologies and smaller die sizes, and wafer price reductions.

RESEARCH AND DEVELOPMENT:

Research and development ("R&D") expenses increased by approximately 12% and 57%, in the third quarter and first nine months of 2000 when compared to the same calendar periods in 1999, respectively. In addition to the acquisition of Vantis, spending increases resulted primarily from the development of new products. We believe that a continued commitment to research and development is essential in order to maintain product leadership of our existing product families and to provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

Selling, general and administrative ("SG&A") expenses increased 2% and 48%, in the third quarter and first nine months of 2000 when compared to the same calendar periods of 1999, respectively. The increase between the 2000 and 1999 nine-month periods was primarily due to our Vantis acquisition. The increase between the third quarter of 2000 and the third quarter of 1999 was due primarily to increased variable costs associated with higher revenue levels.

IN-PROCESS RESEARCH AND DEVELOPMENT COSTS:

In-process research and development costs of approximately $89.0 million were incurred on June 15, 1999 in connection with the acquisition of Vantis, and are further described in Note 3.

AMORTIZATION OF INTANGIBLE ASSETS:

Amortization of intangible assets acquired in the Vantis acquisition were $20.1 million and $61.2 million for third quarter and first nine months of 2000, respectively, compared to $21.1 million and $25.3 million for the comparable calendar periods of calendar 1999, respectively, due to the acquisition of Vantis on June 15, 1999. The estimated weighted average useful life of the intangible assets for current technology, assembled workforce, customer lists, trademarks, patents and residual goodwill, created as a result of the acquisition, is approximately five years.

GAIN ON APPRECIATION OF FOUNDRY INVESTMENTS:

The gain on appreciation of foundry investments in the first nine months of 2000 was recorded on January 3, 2000 and represents appreciation of foundry investments made in two Taiwanese companies, UICC and Utek (see Note 10).

OTHER INCOME (EXPENSE), NET:

Other income (expense), net increased by approximately $5.0 million in the third quarter of 2000 as compared to the same period of calendar 1999, but decreased by $1.8 million for the first nine months of 2000 as compared to the same calendar period of 1999. The increase in the third quarter of 2000 as compared to the third quarter of 1999 is due primarily to increased investment income from cash generated from our follow-on public stock offering completed in July 2000 (see Note 5). The decrease in the first nine months of 2000 when compared to the first nine months of 1999 is due to higher interest expense and amortization costs in the 2000 period as a result of Vantis acquisition-related debt, which more than offset increased investment income related to the follow-on public stock offering. Acquisition-related debt was outstanding for all of the 2000 period, but was only outstanding in the 1999 period presented for the three and one-half months subsequent to the Vantis acquisition.

PROVISION FOR INCOME TAXES:

The provision (benefit) for income taxes for the third quarter and first nine months of 2000 results in an effective tax rate of 33.6% and 36.3% of pretax income, as compared to (36.5%) and (32.4%) for the same calendar periods of 1999, respectively. The tax benefit in the third quarter and first nine months of calendar 1999 is attributable to the tax effect of the In-process research and development cost recognized on June 15, 1999 resulting from the Vantis acquisition. The declining tax rate in the third quarter as compared to the first nine months of 2000 is attributable to the application of our marginal tax rate on the unrealized gain on appreciation of foundry investments on January 3, 2000. The effective rate for the third quarter of 2000 of 33.6% is lower than the statutory rate primarily because of tax exempt investment income and tax credits.

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

In the past, we have experienced delays in obtaining wafers and in securing supply commitments from our foundries. At present, we anticipate that our supply commitments are adequate. However, these existing supply commitments may not be sufficient for us to satisfy customer demand in future periods. Additionally, notwithstanding our supply commitments we may still have difficulty in obtaining wafer deliveries consistent with the supply commitments. We negotiate wafer prices and supply commitments from our suppliers on at least an annual basis. If any of Seiko Epson, Epson Electronics America, AMD or UMC were to reduce its supply commitment or increases its wafer prices, and we cannot find alternative sources of wafer supply, our operating results could be harmed.

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

OUR PRODUCTS MAY NOT BE COMPETITIVE IF WE ARE UNSUCCESSFUL IN MIGRATING OUR MANUFACTURING PROCESSES TO MORE ADVANCED TECHNOLOGIES.

To develop new products and maintain the competitiveness of existing products, we need to migrate to more advanced wafer manufacturing processes that use larger wafer sizes and smaller device geometries. We also may need to use additional foundries. Because we depend upon foundries to provide their facilities and support for our process technology development, we may experience delays in the availability of advanced wafer manufacturing process technologies at existing or new wafer fabrication facilities. As a result, volume production of our advanced E2CMOS process technologies at the new fabs of Seiko Epson, UMC or future foundries may not be achieved. This could harm our operating results.

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

         -        quarter-to-quarter variations in our operating results;

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

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2000 and December 31, 1999 the Company's investment portfolio consisted of fixed income securities of $492.8 million and $182.1 million respectively. As with all fixed income instruments, these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of September 30, 2000 and December 31, 1999, the decline in the fair value of the portfolio would not be material. Further, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

The Company has international subsidiary and branch operations. Additionally, a portion of the Company's silicon wafer purchases are denominated in Japanese yen. The Company is therefore subject to foreign currency rate exposure. To mitigate rate exposure with respect to yen-denominated wafer purchases, the Company maintains yen-denominated bank accounts and bills its Japanese customers in yen. The yen bank deposits are utilized to hedge yen-denominated wafer purchases against specific and firm wafer purchases. If the foreign currency rates fluctuate by 10% from rates at September 30, 2000 and December 31, 1999, the effect on the company's consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

We are exposed to equity price risk due to our equity investment in UMC (see
Note 10). Neither a 10% increase nor a 10% decrease in equity price related to this investment would have a material effect on the Company's financial position, results of operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, our principal source of liquidity was $514.2 million of cash and short-term investments, an increase of $300.0 million from the balance of $214.1 million at December 31, 1999. The increase was due primarily to our follow-on public offering completed in July 2000, which generated approximately $210 million in net proceeds, as well as cash generated from operations and exercises of stock options. During the first nine months of 2000, we generated approximately $93.0 million of cash and cash equivalents from our operating activities as compared with $60.5 million during the first nine months of 1999.

Accounts receivable at September 30, 2000 increased by $39.1 million, or 116%, as compared to the balance at December 31, 1999. This increase was primarily due to increased revenue levels and the timing of shipments and collections within the quarter. Inventories at September 30, 2000 increased by $16.8 million, or 65%, as compared to the balance at December 31, 1999 primarily due to increased production in response to higher revenue levels. Prepaid expenses and other current assets at September 30, 2000 increased by $12.2 million, or 117% as compared to the balance at December 31, 1999 primarily due to an increase in the current portion of wafer supply advances. Current deferred income tax assets at September 30, 2000 increased $18.9 million, or 63%, as compared to the balance at December 31, 1999 primarily due to the increase in deferred income on sales to distributors which is recognized currently for income tax purposes, and to a lesser extent the timing of deductions for certain expenses and allowances. Foundry Investments, Advances and Other Assets increased by $106.8 million, or 82% as compared to December 31, 1999 primarily due to the gain on appreciation of foundry investments as discussed in Note 10 to the Consolidated Financial Statements. The decrease in non current deferred income taxes of $27.3 million at September 30, 2000 as compared to December 31, 1999 is due to a decrease in the deferred tax balance arising from the UMC gain (see Note 10) offset by the net tax effect of intangible asset amortization (see Note 5). Intangible assets, net, decreased by $66.0 million, or 18% as compared to the balance at December 31, 1999, primarily due to goodwill and other intangibles amortization.

Deferred income at September 30, 2000 increased by $28.8 million, or 64%, as compared to the balance at December 31, 1999, due primarily to increased billings to distributors associated with higher revenue levels. The $2.5 million, or 20% increase in income taxes payable at September 30, 2000 as compared to the balance at December 31, 1999 is primarily attributable to the timing of tax deductions and payments.

On October 28, 1999, we issued $260 million in 4 3/4% convertible subordinated notes due on November 1, 2006. These notes require that we pay interest semi-annually on May 1 and November 1. Holders of these notes may convert them into shares of our common stock at any time on or before November 1, 2006, at a conversion price of $20.72 per share, subject to adjustment in certain events. Beginning on November 6, 2002 and ending on October 31, 2003, we may redeem the notes in whole or in part at a redemption price of 102.71% of the principal amount. In the subsequent three twelve-month periods, the redemption price declines to 102.04%, 101.36% and 100.68% of principal, respectively. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated to all liabilities of our subsidiaries. At September 30, 2000, we had no senior indebtedness and our subsidiaries had $9.5 million of other liabilities. Issuance costs relative to the convertible subordinated notes are included in other assets and aggregated approximately $6.9 million and are being amortized to expense over the lives of the notes. Accumulated amortization amounted to approximately $1.7 million at September 30, 2000.

Capital expenditures were approximately $25 million in the first nine months of 2000. We expect to spend approximately $30 million to $35 million for the fiscal year ending December 31, 2000.

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

We believe that our existing cash and cash equivalents, expected cash generation from operations and existing credit facilities combined with our ability to borrow additional funds will be adequate to meet our operating and capital requirements and obligations for at least the next 12 months.

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

         27       Financial Data Schedule for the first nine months of 2000

(b)      Reports on Form 8-K

         A Current Report on Form 8-K was filed on January 4, 2000 related to the gain on appreciation of Foundry Investments as described in Note 10 to the consolidated financial statements in this report on Form 10-Q.

         A Current Report on Form 8-K was filed on July 11, 2000 related to the registration statement filed on Form S-3 described in Note 5 to the consolidated financial statements in this report on Form 10-Q.

         A Current Report on Form 8-K was filed on August 4, 2000 related to a vote by our Board of Directors to increase the size of the Board of Directors to six members and the election of Soo Boon Koh as a Class II Director.



               (*) Incorporated by reference to Note 5 to the Consolidated Financial Statements in the Company's quarterly report on Form 10-Q for the first nine months of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LATTICE SEMICONDUCTOR CORPORATION (Registrant)

Date: November 13, 2000




By:                    /s/ STEPHEN A. SKAGGS
                       ----------------------------------------
                       Stephen A. Skaggs
                       Senior Vice President Finance, Chief Financial Officer
                        and Secretary