Form 10-K
period 2000-12-30
LATTICE SEMICONDUCTOR CORP
filed 2001-03-26
CIK 855658

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

FORM 10-K

Commission File Number: 0-18032
/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

LATTICE SEMICONDUCTOR CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	93-0835214
(State of Incorporation)	(I.R.S Employer Identification No.)
5555 NE Moore Court, Hillsboro, Oregon	97124-6421
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (503) 268-8000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of Exchange
Common Stock, $.01 par value	NASDAQ
Preferred Share Purchase Rights	None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / /  No /x/

    As of March 15, 2001, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was approximately $1.094 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 15, 2001, 108,486,807 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    1.  Portions of the Annual Report to Stockholders for the fiscal year ended December 30, 2000 are incorporated by reference in Part II hereof.

    2.  Portions of the definitive proxy statement of the Registrant to be filed pursuant to Regulation 14A for the 2001 Annual Meeting of Stockholders to be held on May 1, 2001 are incorporated by reference in Part III hereof.

LATTICE SEMICONDUCTOR CORPORATION
FORM 10-K
ANNUAL REPORT
TABLE OF CONTENTS

Item 1. Business

BUSINESS

    Lattice Semiconductor Corporation designs, develops and markets high performance programmable logic devices, or PLDs, and related software. Programmable logic devices are widely-used semiconductor components that can be configured by the end customer as specific logic circuits, and enable the end customer to shorten design cycle times and reduce development costs. Our end customers are primarily original equipment manufacturers in the markets of data communications and telecommunications, as well as computing, industrial and military systems.

    In 1999, we acquired Vantis Corporation, the programmable logic device subsidiary of Advanced Micro Devices ("AMD"). This acquisition has increased our share of the PLD market, accelerated development of new products and technologies and expanded our penetration into new and existing customers.

Change in Fiscal Reporting Period

    In the fourth quarter of calendar 1999, we changed our reporting period to a 52 or 53 week year ending on the Saturday closest to December 31 from a 52 or 53 week fiscal year ending on the Saturday closest to March 31. For ease of presentation, December 31 or March 31 has been utilized as the fiscal period end date for all financial statement captions. Additionally, for purposes of our consolidated financial statements and this Annual Report, our fiscal year ended December 30, 2000 is referrred to as "the year ended December 31, 2000," or "2000." The nine-month fiscal period ended January 1, 2000 is referred to as "the nine months ended December 31, 1999" or "fiscal period 1999." Our fiscal year ended on April 3, 1999 is referred to as "the fiscal year ended March 31, 1999" or "fiscal year 1999." The fiscal year ended April 3, 1999 was a 53-week fiscal year.

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

    Logic circuits are found in a wide range of today's digital electronic equipment including communication, computing, industrial and military systems. According to World Semiconductor Trade Statistics, a semiconductor industry association, logic accounted for approximately 26% of the estimated $174 billion worldwide digital integrated circuit market in 2000. The logic market encompasses, among other segments, standard logic, custom-designed application specific integrated circuits, or ASICs, which include conventional gate-arrays, standard cells and full custom logic circuits, and PLDs.

    Manufacturers of electronic equipment are challenged to bring differentiated products to market quickly. These competitive pressures often preclude the use of custom-designed ASICs, which generally entail significant design risks, non-recurring costs and time delays. Standard logic products, an alternative to custom-designed ASICs, limit a manufacturer's flexibility to adequately customize an end system. PLDs address this inherent dilemma. PLDs are standard products, purchased by systems manufacturers in a "blank" state, that can be custom configured into a virtually unlimited number of specific logic functions by programming the device with electrical signals. PLDs give system designers the ability to quickly create custom logic functions to provide product differentiation without sacrificing rapid time to market. Certain PLD products, including our own, are reprogrammable, meaning that the logic configuration can be modified, if needed, after the initial programming. ISP™ PLDs, pioneered by us, extend the flexibility of standard reprogrammable PLDs by allowing the system designer to configure and reconfigure the logic functions of the PLD with standard 5-volt or 3.3-volt power supplies without removing the PLD from the system board.

    According to Dataquest, the PLD market in 2000 was approximately $4.1 billion. The PLD market has two primary segments: low-density PLDs, with fewer than 1,000 logic gates, and high-density PLDs, with more than 1,000 logic gates. High-density PLD devices include devices based on both the CPLD and field programmable gate array, or FPGA, architectures. In 2000, CPLD represented a $1.2 billion market and FPGA a $2.7 billion market.

    Products based on these alternative high density PLD architectures are generally optimal for different types of logic functions, although many logic functions can be implemented using either architecture. CPLDs are characterized by a regular building block structure of wide-input logic cells, called macrocells, and use of a centralized logic interconnect scheme. FPGAs are characterized by a narrow-input logic cell and use a distributed interconnect scheme. Although CPLDs and FPGAs are better suited for use in different types of logic applications, we believe that a substantial portion of high-density PLD customers utilize both CPLD and FPGA architectures within a single system design, partitioning logic functions across multiple devices to optimize overall system performance and cost.

    A growing percentage of the PLD market is made up of devices which operate using 3.3-volt and 2.5-volt power supplies. Lower voltage PLDs benefit end users by consuming less power and providing compatibility with other advanced electronic components. We believe that our innovative low-voltage CPLD products provide us a competitive advantage in the emerging market for low voltage PLDs.

Technology

    We believe that our proprietary E2CMOS® technology is the preferred process technology for PLD products due to its inherent performance, reprogrammability and testability benefits. E2CMOS technology, through its fundamental ability to be programmed and erased electronically, serves as the foundation for our ISP products.

    We pioneered the development of in-system programmability™ which has become an industry standard feature in the PLD market. Our ISP devices use either 5-volt or 3.3-volt programming signals and, as a result, can be configured and reconfigured by a system designer without being removed from the printed circuit board. Standard E2CMOS PLDs require a 12-volt programming signal and therefore must be removed from the printed circuit board and programmed using specialized hardware. Our ISP devices offer enhanced flexibility compared to standard PLDs and provide significant benefits to our customers. Our ISP devices can allow customers to reduce design cycle times, accelerate time to market, reduce prototyping costs, reduce manufacturing costs and lower inventory requirements. Our ISP devices can also provide customers the opportunity to perform simplified and cost-effective field reconfiguration through a data file transferred by computer disk or serial data signal.

Products

    We strive to offer innovative and differentiated programmable solutions based on our proprietary technology.

High Density Products

    Since 1992, we have focused on developing an industry leading portfolio of high density CPLD products and increasing the percentage of our overall revenue derived from this attractive market. At present we offer the broadest range of CPLD products in the marketplace. During 2000, approximately 76% of our revenues were derived from high density products, as compared to 66% in calendar 1999 and essentially zero in 1992. In the future, we plan to continue to introduce new families of innovative, high performance and higher density programmable products, as well as improve the performance and reduce the manufacturing cost of our existing product families based on market needs.

    The key features of our CPLD product families are described in the table below:

	Speed (MHz)	Propagation Delay (Nanoseconds)	Gates	Surface Mount Pins
ispLSI® 1000/E/EA	200	4.0	2,000-8,000	44-128
ispLSI 2000E/VE	300	3.0	1,000-8,000	44-208
ispLSI 5000V/E	180	5.0	6,000-24,000	128-388
ispLSI 8000/V	125	8.5	25,000-50,000	272-492
ispMACH™ 4/LV/A	180	5.0	1,000-10,000	44-256
MACH® 5/LV	180	5.5	5,000-20,000	100-352

    Our newest product families, the ispMACH 4A, ispLSI 2000VE, ispLSI 5000VE and ispLSI 8000V, use innovative architectures and are targeted towards the emerging low voltage portion of the CPLD market.

    ispGDX®/V.  We also offer two additional high density product families, ispGDX and ispGDXV, that target a unique aspect of the programmable logic market. These families extend in-system programmability to the circuit board level using an innovative digital cross-point switch architecture. Offered with propagation delays as low as 3.5 nanoseconds, up to 240 input/output pins and complete pin-to-pin signal routing, both the 5-volt ispGDX and the 3.3-volt ispGDXV are targeted towards digital signal interconnect and interface applications.

Mixed Signal Products

    During 1999, we added mixed signal products to our portfolio as we believe these devices provide an opportunity to extend our proprietary technology to an untapped potential market.

    ispPAC® Products.  This three device family extends in-system programmability to the analog market. The innovative architecture of the ispPAC allows designers to quickly and easily program resistor and capacitor values, gain and signal polarity and circuit interconnect to implement a wide variety of analog circuits. The initial ispPAC products are targeted towards filtering and signal conditioning applications and can replace numerous discrete analog components. ispPAC designs are implemented and programmed via a personal computer using our software development tool, PAC-Designer®.

Software Development Tools

    All Lattice ISP products are supported by ispDesignEXPERT™, our fourth generation software development tool suite. Supporting both the PC and UNIX platforms, ispDesignEXPERT allows a customer to enter, verify and synthesize a design, perform logic simulation and timing analysis, assign input/output pins and critical speed paths, debug and floorplan a design, execute automatic place and route tasks and download a program to an ISP device. Seamlessly integrated with third-party electronic design automation, or EDA, environments, ispDesignEXPERT leverages customers' prior investments in products offered by Aldec, Cadence, Innoveda, Mentor Graphics, OrCAD, Synopsys, Synplicity and Veribest. In the future, we plan to continue to enhance and expand the capability of our software development tool suite.

    We also provide a variety of software algorithms that support in-system programming of our ISP devices via multiple formats and mechanisms. These software products include Turbo isp DOWNLOAD®, ispATE®, ispSVF™ and ispVM™.

Low Density PLD Products

    We offer the industry's broadest line of low-density CMOS PLDs based on our 22 families of GAL® and PALCE™ products offered in over 200 speed, power, package and temperature range combinations. PALCE products were originally introduced by Vantis and are generally compatible with GAL products. GAL and PALCE devices range in complexity from approximately 200 to 1,000 logic gates and are typically assembled in 20-, 24- and 28-pin standard dual in-line packages and in 20- and 28-pin standard plastic leaded chip carrier packages. We offer standard 610, 16V8, 20V8 and 22V10 architectures in a variety of speed grades, with propagation delays as low as 3.5 nanoseconds, the highest performance in the industry. In addition, we offer several proprietary extension architectures, the isp22V10, 6001/2, 16VP8, 16V8Z, 18V10, 20VP8, 20V8Z, 22V10Z, 24V10, 29M16, 20RA10, 20XV10 and 26V12, each of which is optimized for specific applications. We also offer a full range of 3.3-volt standard architectures, the isp22LV10, 16LV8, 20LV8, 22LV10 and 26CLV12, in a variety of speed grades, with propagation delays as low as 3.5 nanoseconds, the highest performance in the industry.

Product Development

    We place substantial emphasis on new product development and believe that continued investment in this area is required to maintain our competitive position. Our product development activities emphasize new proprietary ISP products, enhancement of existing products and process technologies and improvement of software development tools. Product development activities occur in Hillsboro, Oregon; San Jose, California; Austin, Texas; Colorado Springs, Colorado; Corsham, England; and Shanghai, China.

    Research and development expenses were $33.2 million in fiscal year 1999, $45.9 million for fiscal period 1999 and $77.1 million in 2000. We expect to continue to make significant future investments in research and development.

Operations

    We do not manufacture our own silicon wafers. We maintain strategic relationships with large semiconductor manufacturers to source our finished silicon wafers. This strategy allows us to focus our internal resources on product, process and market development, and eliminates the fixed cost of owning and operating manufacturing facilities. We are also able to take advantage of the ongoing advanced process technology dedicated development efforts of semiconductor manufacturers. In addition, all of our assembly operations are performed by outside suppliers. We perform certain test operations and reliability and quality assurance processes internally. We have achieved an ISO 9001 quality certification, an indication of our high internal operational standards.

Wafer Fabrication

    We source a portion of our silicon wafer requirements from Seiko Epson in Japan pursuant to an agreement with Epson Electronics America, an affiliated U.S. distributor of Seiko Epson. We negotiate wafer volumes, prices and terms with Seiko Epson and Epson Electronics America on a periodic basis. We also source silicon wafers from the UMC Group in Taiwan pursuant to a series of agreements entered into in 1995. Wafer prices and other purchase terms related to this commitment are subject to periodic adjustment. We also source silicon wafers for our mature MACH and PALCE products from AMD pursuant to an agreement first entered into in 1996 and subsequently amended and restated at the time of our acquisition of Vantis.

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

    As of December 2000, we used 24 manufacturers' representatives and three distributors in North America. Arrow Electronics and Avnet provide full distribution coverage. We have also established export sales channels in over 30 foreign countries through a network of over 30 sales representatives and distributors. Approximately one-half of our North American sales and the majority of our export sales are made through distributors.

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

    Export sales as a percentage of our total revenue were 50% in fiscal year 1999, 53% in fiscal period 1999 and 57% in 2000. Both export and domestic sales are denominated in U.S. dollars, with the exception of sales to Japan, which are dominated in yen. If our export sales decline significantly there would be a material adverse impact on our business.

    Our products are sold to a large and diverse group of customers. No individual end customer accounted for more than 10% of total revenue in fiscal year 1999, fiscal period 1999 or 2000. No export sales to any given country accounted for more than 10% of total revenue in fiscal year 1999, fiscal period 1999 or 2000.

Backlog

    Our backlog of scheduled and released orders as of December 31, 2000 was approximately $85.9 million as compared to approximately $83.4 million as of December 31, 1999. This backlog consists of direct OEM and distributor orders scheduled for delivery within the next 90 days. Distributor orders accounted for the majority of the backlog in both periods. Direct OEM customer orders may be changed, rescheduled or cancelled under certain circumstances without penalty prior to shipment. Additionally, distributor orders generally may be changed, rescheduled or cancelled without penalty prior to shipment. Furthermore, distributor shipments are subject to rights of return and price adjustment. Revenue associated with distributor shipments is not recognized until the product is resold to an end customer. Typically, the majority of our revenue results from orders placed and filled within the same period. Such orders are referred to as "turns orders." By definition, turns orders are not captured in a backlog measurement made at the beginning of a period. We do not anticipate a significant change in this business pattern. For all these reasons, backlog as of any particular date should not be used as a predictor of revenue for any future period.

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

    In the high density CPLD market, we directly compete primarily with Altera and Xilinx, both of whom offer competing products. We also indirectly compete with other PLD suppliers as well as other semiconductor companies who provide non-PLD based logic solutions. Although to date we have not experienced significant competition from companies located outside the United States, such companies may become a more significant competitive factor in the future. Competition may also increase as PLD companies seek to expand our markets. Any such increases in competition could have a material adverse effect on our operating results.

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

    We hold numerous domestic, European and Asian patents and have patent applications pending in the United States, Asia and Europe. There can be no assurance that pending patent applications or other applications that may be filed will result in issued patents, or that any issued patents will survive challenges to their validity. Although we believe that our patents have value, there can be no assurance that our patents, or any additional patents that may be issued in the future, will provide meaningful protection from competition. We believe that our success will depend primarily upon the technical expertise, experience, creativity and the sales and marketing abilities of our personnel.

    Patent and other proprietary rights infringement claims are common in our industry. There can be no assurance that, with respect to any claim made against us, we could obtain a license on terms or under conditions that would not harm our business.

Licenses and Agreements

Seiko Epson/Epson Electronics America

    Epson Electronics America, an affiliated U.S. distributor of Seiko Epson, has agreed to provide us with manufactured wafers in quantities based on six-month rolling forecasts. We have committed to buy certain minimum quantities of wafers per month. Wafers for our products are manufactured in Japan at Seiko Epson's wafer fabrication facilities and are delivered to us by Epson Electronics America. Prices for the wafers obtained from Epson Electronics America are reviewed and adjusted periodically.

    In 1997, we entered into an advance production payment agreement with Seiko Epson and Epson Electronics America under which we agreed to advance approximately $86.0 million, payable upon completion of specific milestones, to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility. The timing of the payments is related to certain milestones in the development of the facility. Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period. The agreement calls for wafers to be supplied by Seiko Epson through Epson Electronics America pursuant to purchase agreements concluded with Epson Electronics America. Payments of approximately $51.2 million have been made under this agreement.

UMC Group

    In 1995, we entered into a series of agreements with UMC pursuant to which we agreed to join UMC and several other companies to form a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan. Under the terms of the agreement, we invested approximately $49.7 million for an approximate 10% equity interest in UICC and the right to purchase a percentage of the facility's wafer production at market prices.

    In 1996, we entered into an agreement with Utek Corporation, a public Taiwanese company in the wafer foundry business that became affiliated with the UMC Group in 1998, pursuant to which we agreed to make a series of equity investments, totaling approximately $17.5 million, in Utek under specific terms. In exchange for these investments we received the right to purchase a percentage of Utek's wafer production.

    On January 3, 2000 UICC and Utek merged into UMC. We currently own approximately 73 million shares of UMC common stock and have retained our capacity rights. Due to contractual and regulatory restrictions, approximately one-third of our UMC shares may not be sold until after January 2002, with the regulatory restrictions expiring between January 2002 and January 2004.

AMD

    In 1999, as part of our acquisition of Vantis, we entered into a series of agreements with AMD to support the continuing operations of Vantis. AMD has agreed to provide us with finished silicon wafers through September 2003 in quantities based either on a rolling six-month or an annual forecast. We have committed to buy certain minimum quantities of wafers and AMD has committed to supply certain quantities of wafers during this period. Wafers for our products are manufactured in the United States at multiple AMD wafer fabrication facilities. Prices for these wafers will be reviewed and adjusted periodically.

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

Employees

    As of December 31, 2000 we had 898 full-time employees. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical and management personnel. None of our employees is subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations good.

Item 2. Properties

    Our corporate headquarters are located in three connected buildings we own in Hillsboro, Oregon, comprising a total of approximately 200,000 square feet. We also own a 13,000 square foot research and development facility and approximately 6,000 square feet of dormitory facilities in Shanghai, China. We lease a 133,000 square foot facility in San Jose, California (through 2008), a 40,000 square foot product development facility in Austin, Texas (through 2004) and a 7,000 square foot product development facility in Colorado Springs, Colorado (through 2004). We also lease, on a short-term basis, office facilities for our product development facility in the United Kingdom and for our domestic and international sales offices. Additionally, we lease a 80,000 square foot facility in Sunnyvale, California (through 2006) which has been subleased to a third party through the end of the lease term.

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

    On May 31, 2000, Altera Corporation filed a complaint against us in United States District Court for the Northern District of California, alleging infringement of certain Altera patents by unspecified Lattice products. On June 22, 2000, we answered Altera's complaint denying any infringement by Lattice, and simultaneously brought a series of counterclaims alleging infringement by Altera of certain Lattice patents.

    Although there can be no assurance as to the results of litigation, based upon information presently known to management, we do not believe that the ultimate resolution of lawsuits will have a material adverse effect on our financial position, cash flows or results of operations. The foregoing statement constitutes a forward-looking statement and the actual results may differ materially depending on a number of factors, including new court decisions and additional counterclaims made by other parties to such litigation. Except as described above, we are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 4(a). Executive Officers of the Registrant

    The following table sets forth certain information regarding our executive officers and directors:

Name	Age	Position
Cyrus Y. Tsui	55	President, Chief Executive Officer and Chairman of the Board
Steven A. Laub	42	Senior Vice President and Chief Operating Officer
Stephen A. Skaggs	38	Senior Vice President, Chief Financial Officer and Secretary
Frank J. Barone	61	Corporate Vice President, Product Operations
Stephen M. Donovan	49	Corporate Vice President, Sales
Jonathan K. Yu	60	Corporate Vice President, Business Development
Martin R. Baker	45	Vice President and General Counsel
Randy D. Baker	42	Vice President, Manufacturing
Albert L. Chan	51	Vice President and General Manager, Lattice Silicon Valley
Thomas J. Kingzett	54	Vice President, Reliability and Quality Assurance
Stanley J. Kopec	50	Vice President, Corporate Marketing
Andrew D. Robin	48	Vice President, New Venture Business
Rodney F. Sloss	57	Vice President, Finance
Kenneth K. Yu	53	Vice President and Managing Director, Lattice Asia
Mark O. Hatfield	78	Director
Daniel S. Hauer	64	Director
Soo Boon Koh	50	Director
Harry A. Merlo	75	Director
Larry W. Sonsini	59	Director

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

    Soo Boon Koh joined our board of directors in August 2000. Ms. Koh is the managing partner of iGlobe Partners Fund LP, a venture capital fund located in Singapore and the United States.

    Harry A. Merlo has been a member of our board of directors since 1983. Mr. Merlo is the President of Merlo Corporation and is the former President and Chairman of Louisiana-Pacific Corporation.

    Larry W. Sonsini has been a member of our board of directors since 1991. Mr. Sonsini is Chairman and CEO of Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm based in Palo Alto, California.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.

    Our common stock is traded on the over-the-counter market and prices are quoted on the Nasdaq National Market under the symbol "LSCC". The following table sets forth the low and high sale prices for our common stock for the last two fiscal years and for the period since December 31, 2000. On March 22, 2001, the last reported sale price of our common stock was $21.25. As of March 15, 2001, we had approximately 426 stockholders of record.

	Low	High
Fiscal Period 1999:
First Quarter	$9.516	$15.578
Second Quarter	13.469	17.313
Third Quarter	13.625	27.188
2000:
First Quarter	$20.438	$41.313
Second Quarter	22.782	41.688
Third Quarter	23.000	40.000
Fourth Quarter	15.000	29.625
2001:
First Quarter (through March 15, 2001)	$16.75	$27.250

    All share amounts have been adjusted retroactively to reflect our two-for-one stock splits effected in the form of stock dividends of one share of common stock for each share of our outstanding common stock and paid on September 16, 1999 and October 11, 2000.

    The payment of dividends on our common stock is within the discretion of our Board of Directors. We intend to retain earnings to finance the growth of our business. We have not paid cash dividends and our Board of Directors does not expect to declare a cash dividend in the near future.

Item 6. Selected Financial Data.

    The section entitled "Selected Financial Data" in our 2000 Annual Report to Stockholders at page 17 is incorporated herein by reference.

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

    Lattice Semiconductor Corporation designs, develops and markets high performance programmable logic devices, or PLDs, and related software. Programmable logic devices are widely-used semiconductor components that can be configured by the end customer as specific logic circuits, and enable the end customer to shorten design cycle times and reduce development costs. Our end customers are primarily original equipment manufacturers in the markets of data communications and telecommunications, as well as computing, industrial and military systems.

    In 1999, we acquired Vantis Corporation, the programmable logic device subsidiary of Advanced Micro Devices. This acquisition has increased our share of the PLD market, accelerated development of new products and technologies and expanded our penetration into new and existing customers.

    As indicated in our Consolidated Financial Statements, 2000 is a twelve month fiscal period, as compared to the nine month fiscal period 1999 and twelve month fiscal year 1999.

Results of Operations

    The following table sets forth, for the periods indicated, the percentage of revenue represented by selected items reflected in our Consolidated Statement of Operations:

	Year ended Dec. 31, 2000	Nine months ended Dec. 31, 1999	Year ended Mar. 31, 1999
Revenue	100%	100%	100%
Costs and expenses:
Cost of products sold	38	40	39
Research and development	14	17	17
Selling, general and administrative	14	19	18
In-process research and development	—	33	—
Amortization of intangible assets	15	17	—

Total costs and expenses	81	126	74

Income (loss) from operations	19	(26)	26
Other income (expense), net	27	(2)	5

Income (loss) before provision (benefit) for income taxes	46	(28)	31
Provision (benefit) for income taxes	16	(11)	10

Income (loss) before extraordinary item	30	(17)	21
Extraordinary item, net of income taxes	—	(1)	—

Net income (loss)	30%	(18)%	21%

Acquisition of Vantis.  As discussed in more detail in note 4 to our Consolidated Financial Statements, we completed the acquisition of Vantis Corporation ("Vantis") from AMD on June 15, 1999. We paid approximately $500.1 million in cash for all of the outstanding capital stock of Vantis, plus $10.8 million in direct acquisition costs, $5.4 million of accrued pre-acquistion contingencies, $8.3 million of accrued exit costs, and assumed certain liabilities of $34.5 million related to the Vantis business. In addition, we exchanged Lattice stock options for all of the outstanding stock options under the former Vantis employee stock plans with a calculated Black-Scholes value of $24.0 million. The total purchase price for Vantis was $583.1 million. The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on an independent appraisal and management estimates. In process research and development (IPR&D) costs were appraised at $89 million at the acquisition date using a methodology consistent with current views of the staff of the SEC. These IPR&D costs were charged to operations on the acquisition date. Remaining intangible asset costs of $422.6 million, at the acquisition date, are being amortized to operations over five years using the straight-line method.

    The purchase was financed using a combination of cash reserves and a new credit facility bearing interest at adjustable rates. The new credit facility was replaced with Convertible Notes in November 1999 (see note 8 to the Consolidated Financial Statements). We have taken certain actions to integrate the Vantis operations and, in certain instances, to consolidate duplicative operations.

Revenue.  Revenue was $567.8 million in 2000, an increase of 111% from fiscal period 1999. Fiscal period 1999 revenue of $269.7 million represented an increase of 35% from the $200.1 million recorded in fiscal year 1999.

    In addition to our acquisition of Vantis, this increase in revenue is primarily attributable to increased sales of high density products, particularly our new 3.3 volt high density products, in all geographic regions. Revenue from the sale of high-density products represented 76%, 68% and 69% of total revenue for 2000, fiscal period 1999 and fiscal year 1999, respectively. Additionally, 2000 was a twelve month fiscal period, as opposed to the nine month fiscal period 1999. Fiscal period 1999 revenue, when compared to fiscal year 1999 revenue, was positively impacted by increased demand from Asia in conjunction with that region's economic recovery.

    Our sales by major geographic region were as follows:

	Year ended Dec. 31, 2000	Nine months ended Dec. 31, 1999	Year ended Mar. 31, 1999
	(in thousands)
United States	$245,882	$126,333	$100,778
Export sales:
Europe	158,591	70,641	53,649
Asia	120,285	55,003	34,680
Other	43,001	17,722	10,965

	321,877	143,366	99,294

	$567,759	$269,699	$200,072

    Revenue from export sales as a percentage of total revenue was approximately 57% for 2000, 53% for fiscal period 1999 and 50% for fiscal year 1999. We expect export sales to continue to represent a significant portion of revenue.

    The average selling price of our products increased in 2000 as compared to fiscal period 1999, but decreased slightly in fiscal period 1999 as compared to fiscal year 1999. This fluctuation in overall average selling price is due primarily to product mix changes and increased sales of high density products. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products. Our ability to maintain or increase the level of our average selling price is dependent on the continued development, introduction and market acceptance of new products. See "Factors Affecting Future Results".

    In March 2001, we announced that we expected a significant sequential decline in revenue in the first quarter of 2001. We believe this shortfall is the result of a general decline in PLD consumption within the communications and computing end markets. The extent of this decline and whether this decline will continue or accelerate is not known at this time.

    Gross Margin.  Our gross margin was 62% for 2000, 60% for fiscal period 1999 and 61% for fiscal year 1999. The gross margin improvement in 2000 as compared to fiscal period 1999 is primarily due to continued reductions in our manufacturing costs and improvements in our product mix. The gross margin decline in fiscal period 1999 as compared to fiscal year 1999 is attributable to our acquisition of Vantis. The decline was partially offset by an improvement in product mix and reductions in our manufacturing costs. Reductions in manufacturing costs resulted primarily from yield improvements, migration of products to more advanced technologies and smaller die sizes.

    Research and Development.  Research and development expense was $77.1 million in 2000, $45.9 million in fiscal period 1999 and $33.2 million in fiscal year 1999. In addition to our acquisition of Vantis, spending increases resulted primarily from the increased development of new products.

Additionally, 2000 was a twelve month fiscal period, as opposed to the nine month fiscal period 1999. We believe that a continued commitment to research and development is essential in order to maintain product leadership in our existing product families and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development.

Selling, General and Administrative.  Selling, general and administrative expense was $81.1 million in 2000, $50.7 million in fiscal period 1999 and $36.8 million in fiscal year 1999. Increased expenses were primarily due to increased variable costs associated with higher revenue levels and our Vantis acquisition. Additionally, 2000 was a twelve month fiscal period, as opposed to the nine month fiscal period 1999.

In-Process Research and Development.  In-process research and development costs of approximately $89.0 million were incurred on June 15, 1999 in connection with our acquisition of Vantis, and are further described in note 4 to our Consolidated Financial Statements.

Amortization of Intangible Assets.  Amortization of intangible assets acquired in the Vantis acquisition was $81.9 million in 2000 and $45.8 million for fiscal period 1999. The increase in amortization for 2000 as compared to 1999 was primarily due to a full year of amortization in 2000 as opposed to approximately 6.5 months (June 15, 1999 acquisition date through December 31, 1999) in fiscal period 1999. The estimated weighted average useful life of the intangible assets for current technology, assembled workforce, customer lists, trademarks, patents and residual goodwill, created as a result of the acquisition, is approximately five years.

Gain on Appreciation of Foundry Investments.  This gain on appreciation of foundry investments in 2000 was recorded on January 3, 2000. It represents appreciation of equity investments made in two Taiwanese companies, UICC and Utek, as described in note 5 to our Consolidated Financial Statements.

Interest income.  Interest income was $16.2 million in 2000, an increase of 167% as compared to fiscal period 1999. This increase was attributable to increased cash balances generated from our follow-on stock offering, completed in July 2000, a twelve month fiscal period in 2000 as opposed to the nine month fiscal period 1999, and cash generated from operations and exercises of stock options. Fiscal period 1999 interest income was $6.1 million, a decrease of 46% as compared to fiscal year 1999. This resulted primarily from lower cash and investment balances in conjunction with our Vantis acquisition, and a nine month fiscal period 1999 as compared to the twelve month fiscal year 1999.

Interest expense.  Interest expense was approximately $14.0 million in 2000, an increase of 44% as compared to fiscal period 1999. Substantially all interest expense resulted from the debt issued to partially fund our Vantis acquisition. Acquisition-related debt was outstanding for all of 2000, but only for six and one-half months in fiscal period 1999.

Provision for Income Taxes.  Our effective tax rate was 35.9% in 2000, as compared to a benefit for income taxes of 37.6% for fiscal period 1999 and a 32.5% effective tax rate for fiscal year 1999. The benefit for income taxes for fiscal period 1999 was attributable to the tax effect of the In-process Research and Development recognized in conjunction with our Vantis acquisition. The effective tax rates for 2000 and fiscal year 1999 were lower than the statutory rate primarily because of tax exempt investment income and tax credits.

Extraordinary item, net of income taxes.  The extraordinary item, net of income taxes, in fiscal period 1999 represents the writeoff of unamortized loan fees related to the credit facility repaid in conjunction with the re-financing of our acquisition of Vantis.

Factors Affecting Future Results

    Notwithstanding any objectives, projections, estimates and other forward-looking statements contained in this Annual Report, our future operating results will continue to be subject to quarterly variations based on a wide variety of risks. The following risks, and potentially other risks, may cause our actual results to differ materially from those expressed in our forward-looking statements:

The cyclical nature of the semiconductor industry may limit our ability to maintain or increase revenue and profit levels during industry downturns.

    The semiconductor industry is highly cyclical, to a greater extent than other less dynamic or less technology-driven industries. Currently, the industry is undergoing a cyclical downturn. In the past, our financial performance has been negatively affected by significant downturns in the semiconductor industry as a result of:

  •
  the cyclical nature of the demand for the products of semiconductor customers;

  •
  general reductions in inventory levels by customers;

  •
  excess production capacity; and

  •
  accelerated declines in average selling prices.

When these or other conditions in the semiconductor industry occur, there is likely to be an adverse effect on our operating results.

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

    Our future revenue growth is dependent on market acceptance of our new product families and the continued market acceptance of our software development tools. The success of these products is dependent on a variety of specific technical factors including:

  •
  successful product definition;

  •
  timely and efficient completion of product design;

  •
  timely and efficient implementation of wafer manufacturing and assembly processes;

  •
  product performance; and

  •
  the quality and reliability of the product.

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

    Our quarterly operating results have fluctuated and may continue to fluctuate. Consequently, our operating results may fail to meet the expectations of analysts and investors. As a result of industry conditions and the following specific factors, our quarterly operating results are more likely to fluctuate and are more difficult to predict than a typical non-technology company of our size and maturity:

  •
  general economic conditions in the countries where we sell our products;

  •
  the timing of our and our competitors' new product introductions;

  •
  product obsolescence;

  •
  excessive inventory accumulation by our end customers;

  •
  the scheduling, rescheduling and cancellation of large orders by our customers;

  •
  the cyclical nature of demand for our customers' products;

  •
  our ability to develop new process technologies and achieve volume production at the new fabs of Seiko Epson, UMC or at other foundries;

  •
  changes in manufacturing yields;

  •
  adverse movements in exchange rates, interest rates or tax rates; and

  •
  the availability of adequate supply commitments from our wafer foundries and assembly and test subcontractors.

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

    In recent years, the price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe and have left investors little time to react. The price of our common stock may continue to fluctuate greatly in the future due to a variety of company specific factors, including:

  •
  quarter-to-quarter variations in our operating results;

  •
  shortfalls in revenue or earnings from levels expected by securities analysts; and

  •
  announcements of technological innovations or new products by other companies.

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

    In the past, we have experienced delays in obtaining wafers and in securing supply commitments from our foundries. At present, we anticipate that our supply commitments are adequate. However, these existing supply commitments may not be sufficient for us to satisfy customer demand in future periods. Additionally, notwithstanding our supply commitments, we may still have difficulty in obtaining wafer deliveries consistent with the supply commitments. We negotiate wafer prices and supply commitments from our suppliers on at least an annual basis. If any of Seiko Epson, Epson Electronics America, AMD or UMC were to reduce its supply commitment or increases its wafer prices, and we cannot find alternative sources of wafer supply, our operating results could be harmed.

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

    Substantially all of our revenue is derived from products based on a specialized silicon wafer manufacturing process technology called E2CMOS®. The reliable manufacture of high performance E2CMOS semiconductor wafers is a complicated and technically demanding process requiring:

  •
  a high degree of technical skill;

  •
  state-of-the-art equipment;

  •
  the absence of defects in the masks used to print circuits on a wafer;

  •
  the elimination of minute impurities and errors in each step of the fabrication process; and

  •
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

  •
  a high degree of technical skill;

  •
  state-of-the-art equipment;

  •
  the absence of defects in lead frames used to attach semiconductor devices to the package;

  •
  the elimination of raw material impurities and errors in each step of the process; and

  •
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

    Economic, financial, social and political conditions in Asia have historically been volatile. Financial difficulties, governmental actions or restrictions, prolonged work stoppages or any other difficulties experienced by our suppliers may disrupt our supply and could harm our operating results.

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

    Our export sales are affected by unique risks frequently associated with foreign economies including:

  •
  changes in local economic conditions;

  •
  exchange rate volatility;

  •
  governmental controls and trade restrictions;

  •
  export license requirements and restrictions on the export of technology;

  •
  political instability;

  •
  changes in tax rates, tariffs or freight rates;

  •
  interruptions in air transportation; and

  •
  difficulties in staffing and managing foreign sales offices.

    For example, our export sales have historically been affected by regional economic crises. Significant changes in the economic climate in the foreign countries where we derive our export sales could harm our operating results.

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

Liquidity and Capital Resources

    As of December 31, 2000, our principal source of liquidity was $535.4 million of cash and short-term investments, an increase of $321.3 million from the balance of $214.1 million at December 31, 1999. This increase was primarily due to the generation of approximately $210 million in net proceeds from our follow-on stock offering in July 2000, as well as cash generated from operations and exercises of stock options. Working capital increased to $552.2 million at December 31, 2000 from $152.8 million at December 31, 1999. This increase in working capital was primarily due to the increase in cash and short term investments. During 2000, we generated approximately $94.3 million of cash and cash equivalents from our operations compared with $80.9 million during the nine months of fiscal period 1999.

    Accounts receivable at December 31, 2000 increased by $16.0 million, or 48%, as compared to the balance at December 31, 1999. This increase was primarily due to increased product shipments and revenue levels in comparison to fiscal period 1999. Inventories increased by $33.5 million, or 129%, as compared to the balance at December 31, 1999 primarily due to increased production in response to the higher revenue levels. Prepaid expenses and other current assets increased by $13.2 million, or 131% as compared to the balance at December 31, 1999, primarily due to a $10 million increase in the current portion of wafer supply advances. Current deferred income taxes increased $19.4 million, or 65%, as compared to the balance at December 31, 1999, primarily due to the increase in deferred income for sales to distributors which is recognized currently for income tax purposes, and to a lesser extent the timing of deductions for certain expenses and allowances. Foundry investments increased by $59.1 million, or approximately 45%, as compared to the balance at December 31, 1999. This was primarily due to the $92.1 million after-tax gain recorded in the first quarter of 2000 representing the appreciation of our foundry investments, offset by a $47.9 million unrealized loss (recorded in Other Comprehensive Loss) on the unrestricted portion of these investments due to subsequent market depreciation. Net property and equipment increased by $8.9 million, or 15%, as compared to the balance at December 31, 1999 primarily due to capital expenditures. Intangible assets, net, decreased by $86.8 million, or 23% as compared to the balance at December 31, 1999 due primarily to goodwill and other intangibles amortization. Net non-current deferred tax assets decreased $4.5 million versus the balance at December 31, 1999. This decrease was primarily due to the following factors: (1) a $19.0 million increase in non-current deferred tax assets due to timing differences between book and tax recognition of future income tax benefits to be derived from the amortization of intangible assets and the IPR&D charges, (2) an increase in non-current deferred tax liabilities of $27.9 million recorded in conjunction with the gain and subsequent unrealized loss recorded on our foundry investments as discussed above, and (3) other timing differences between book and tax recognition of future income tax benefits.

    Accounts payable and accrued expenses decreased by $10.5 million, or 12%, as compared to the balance at December 31, 1999 due primarily to liquidation of liabilities recorded in conjunction with our acquisition of Vantis in June 1999. Deferred income increased by $13.0 million, or 29%, as compared to the balance at December 31, 1999, due primarily to increased billings to distributors associated with higher revenue levels in 2000.

    On October 28, 1999, we issued $260 million in 4 3/4% convertible subordinated notes due on November 1, 2006. These notes require that we pay interest semi-annually on May 1 and November 1. Holders of these notes may convert them into shares of our common stock at any time on or before November 1, 2006, at a conversion price of $20.72 per share, subject to adjustment in certain events. Beginning on November 6, 2002 and ending on October 31, 2003, we may redeem the notes in whole or in part at a redemption price of 102.71% of the principal amount. In the subsequent three twelve-month periods, the redemption price declines to 102.04%, 101.36% and 100.68% of principal, respectively. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated to all liabilities of our subsidiaries. At December 31, 2000, we had no senior indebtedness and our subsidiaries had $3.6 million of other liabilities. Issuance costs relative to the convertible subordinated notes are included in Other Assets and aggregated approximately $6.9 million and are being amortized to expense over the life of the notes. Accumulated amortization amounted to approximately $2.1 million at December 31, 2000.

    On June 15, 1999, we entered into a credit agreement with a group of lenders and ABN AMRO Bank N.V. ("ABN AMRO") as administrative agent for the lender group. The credit agreement consisted of two credit facilities: a $60 million unsecured revolving credit facility ("Revolver"), and a $220 million unsecured reducing term loan ("Term Loan"), both expiring and due on June 30, 2002. On June 15, 1999, we borrowed $220 million under the Term Loan and approximately $33 million under the Revolver. The $33 million Revolver was repaid in full during the third calendar quarter of 1999. In conjunction with the issuance of the convertible subordinated notes, we repaid the $220 million Term Loan in full during the fourth calendar quarter of fiscal 1999. Remaining unamortized loan fees at the time of repayment, aggregating approximately $2.6 million ($1.665 million net of income taxes or a charge of $0.02 for basic and diluted earnings per share), were written off and are reflected in our Consolidated Statement of Operations as an Extraordinary Item, Net of Income Taxes.

    Capital expenditures were approximately $25.9 million, $15.7 million and $18.4 million for 2000, fiscal period 1999, and fiscal year 1999, respectively. We expect to spend approximately $20 million to $25 million for the fiscal year ending December 31, 2001.

    In March 1997, we entered into an advance payment production agreement with Seiko Epson and its affiliated U.S. distributor, Epson Electronics America, under which we agreed to advance approximately $86 million, payable upon completion of specific milestones, to Seiko Epson to finance construction of an eight-inch sub-micron wafer manufacturing facility. Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period. The agreement calls for wafers to be supplied by Seiko Epson through Epson Electronics America, pursuant to purchase agreements with Epson Electronics America. Payments of approximately $51.2 million have been made under this agreement.

    In 1995, we entered into a series of agreements with UMC, pursuant to which we agreed to join UMC and several other companies to form a separate Taiwanese company, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan. Under the terms of the agreements, we invested approximately $49.7 million for an approximate 10% equity interest in UICC and the right to receive a percentage of the facility's wafer production at market prices.

    In 1996, we entered into an agreement with Utek, a public Taiwanese company in the wafer foundry business that became affiliated with the UMC Group in 1998, pursuant to which we agreed to make a series of equity investments in Utek under specific terms. In exchange for these investments we received the right to purchase a percentage of Utek's wafer production. Under this agreement, we invested approximately $17.5 million in three separate installments.

    On January 3, 2000, UICC and Utek merged into UMC. We own approximately 73 million shares of UMC common stock and have retained our capacity rights. Due to contractual and regulatory restrictions, approximately one-third of our shares may not be sold until after January 2002, with the regulatory restrictions expiring between January 2002 and January 2004.

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

Item 7(a) Quantitative and Qualitative Disclosures About Market Risk.

    As of December 31, 2000 and December 31, 1999 our investment portfolio consisted of fixed income securities of $507.3 million and $182.1 million, respectively. As with all fixed income instruments, these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of December 31, 2000 and December 31, 1999, the decline in the fair value of the portfolio would not be material. Further, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact in our income or cash flows.

    We have international subsidiary and branch operations. Additionally, a portion of our silicon wafer purchases are denominated in Japanese yen. We therefore are subject to foreign currency rate exposure. To mitigate rate exposure with respect to yen-denominated wafer purchases, we maintain yen-denominated bank accounts and bill our Japanese customers in yen. The yen bank deposits are utilized to hedge yen-denominated wafer purchases against specific and firm wafer purchases. If the foreign currency rates fluctuate by 10% from rates at December 31, 2000 and December 31, 1999, the effect on our consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

    We are exposed to equity price risk due to our equity investment in UMC (see note 5 to our Consolidated Financial Statements). Neither a 10% increase nor a further 10% decrease in equity price related to this investment would have a material impact on our Consolidated Financial Statements. However, there can be no assurance that there will not be a material impact in the future.

Item 8. Financial Statements and Supplementary Data.

    The section entitled "Consolidated Financial Statements" on pages 18 through 31 in our 2000 Annual Report to Stockholders is incorporated herein by reference.

Consolidated Financial Statement Schedules:

Report of Independent Accountants on Financial Statement Schedule	S-1
Schedule VIII—Valuation and Qualifying Accounts	S-2

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.

    Not applicable.

    With the exception of the information expressly incorporated by reference from the Annual Report to Stockholders into Parts II and IV of this Form 10-K, the Company's Annual Report to Stockholders is not to be deemed filed as part of this Report.

PART III

    Certain information required by Part III is omitted from this Report in that the Company will file its definitive proxy statement for the Annual Meeting of Stockholders to be held on May 1, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference. With the exception of the information expressly incorporated by reference from the Proxy Statement, the Company's Proxy Statement is not to be deemed filed as a part of this report.

Item 10. Directors and Executive Officers of the Registrant.

    The caption entitled "Proposal 1: Election of Directors" in the Company's Proxy Statement is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report and is incorporated herein by reference.

Item 11. Executive Compensation.

    The caption entitled "Proposal 1: Election of Directors," "Executive Compensation," "Options Granted and Options Exercised in the Last Fiscal Year" and "Comparison of Total Cumulative Stockholder Return" in the Company's Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

    The caption entitled "Proposal 1: Election of Directors—Transactions with Management" in the Company's Proxy Statement is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)(1) and (2) Financial Statements and Financial Statement Schedules.

    The information required by this Item is included under Item 8 of this Report.

  (a)(3) EXHIBITS.

3.1	The Company's Certificate of Incorporation, as amended (including (i) the Company's Certificate Eliminating Matters set forth in Certificates of Designation with respect to Series A, Series B, Series D and Series E dated February 15, 1990; (ii) the Company's Restated Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31,1990; (iii) the Company's Certificate of Designation of Rights, Preferences and Privileges of Series A participating Preferred Stock incorporated by reference to Exhibit 1 filed with the Company's Registration Statement on Form 8-A on September 13, 1991; and (iv) the Certificate of Amendment, dated September 8, 1993, of the Company's Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999).
3.2	The Company's Bylaws, as amended (including (i) the Company's Amended Bylaws, incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1991; (ii) Amendment to the Company's Bylaws authorized by the Board of Directors on May 24, 1991, incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999; (iii) Amendment to the Company's Bylaws authorized by the Board of Directors on May 16, 1995, Incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999; and (iv) Amendment to the Company's Bylaws authorized by the Board of Directors on February 4, 1997, incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999.

4.1	Preferred Shares Rights Agreement dated as of September 11, 1991 between Lattice Semiconductor Corporation and First Interstate Bank of Oregon, N.A., as Rights Agent (Incorporated by reference to Exhibit 1 filed with the Company's Registration Statement on Form 8-A on September 13, 1991).
4.2	Indenture between Lattice Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., dated as of November 1, 1999 (Incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-3 on December 21, 1999).
4.3	Form of Note for the Company's 4 3/4% Convertible Subordinated Notes (Incorporated by reference to Exhibit 4.3 filed with the Company's Registration Statement on Form S-3 on December 31, 1999).
10.9	*Lattice Semiconductor Corporation 1988 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.9 filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1992).
10.10	*Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.9, File No. 33-31231).
10.11	*Employment Letter dated September 2, 1988 from Lattice Semiconductor Corporation to Cyrus Y. Tsui (Incorporated by reference to Exhibit 10.10, File No. 33-31231).
10.12	Form of Proprietary Rights Agreement (Incorporated by reference Exhibit 10.11, File No. 33-31231).
10.15	*1993 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 10.15 filed with the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1993).
10.16	*Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.16 filed with the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1993).
10.20	Foundry Venture Side Letter dated September 13, 1995 among Lattice Semiconductor Corporation, United Microelectronics Corporation and FabVen (Incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K dated September 28, 1995).(1)
10.21	FabVen Foundry Capacity Agreement dated as of August , 1995 among FabVen, United Microelectronics Corporation and Lattice Semiconductor Corporation (Incorporated by reference to Exhibit 10.3 filed with the Company's Current Report on Form 8-K dated September 28, 1995).(1)
10.22	Foundry Venture Agreement dated as of August , 1995, between Lattice Semiconductor Corporation and United Microelectronics Corporation (Incorporated by reference to Exhibit 10.4 filed with the Company's Current Report on Form 8-K dated September 28, 1995).(1)
10.23	Advance Production Payment Agreement dated March 17, 1997 among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.23 filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1997).(1)
10.24	*Lattice Semiconductor Corporation 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 filed on Form S-8 dated November 7, 1996).

10.26	Stock Purchase Agreement dated as of April 21, 1999 by and between Lattice Semiconductor Corporation and Advanced Micro Devices, Inc. (Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated April 21, 1999).
10.27	First Amendment to Stock Purchase Agreement dated as of June 7, 1999 entered into by and between Lattice Semiconductor Corporation and Advanced Micro Devices, Inc. (Incorporated by reference to Exhibit 10.27 filed with the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999).
10.28	Second Amendment to Stock Purchase Agreement dated as of June 15, 1999 entered into by and between Lattice Semiconductor Corporation and Advanced Micro Devices, Inc. (Incorporated by reference to Exhibit 10.28 filed with the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999).
10.29	Amended and Restated Wafer Fabrication Agreement dated April 21, 1999 (and subsequently amended on September 24, 1999 and February 18, 2000) by and between Advanced Micro Devices, Inc. and Vantis Corporation. (Incorporated by reference to Exhibit 10.29 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1999).(1)
10.30	Registration Rights Agreement by and among Lattice Semiconductor Corporation, Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., BancBoston Robertson Stephens Inc. and ABN Amro Incorporated dated as of November 3, 1999 (Incorporated by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-3 on December 21, 1999).
13.1	2000 Annual Report to Stockholders.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney (see pages 27-28).

(1)
Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

*
Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item14(c) thereof.

(b)
No reports on Form 8-K were filed during the last quarter of 2000.

(c)
See (a)(3) above.

(d)
See (a)(1) and (2) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hillsboro, State of Oregon, on the 23rd of March, 2001.

LATTICE SEMICONDUCTOR CORPORATION
/s/ STEPHEN A. SKAGGS Stephen A. Skaggs Senior Vice President, Chief Financial Officer and Secretary

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on the 23rd day of March, 2001 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ CYRUS Y. TSUI Cyrus Y. Tsui	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ STEPHEN A. SKAGGS Stephen A. Skaggs	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)
/s/ MARK O. HATFIELD Mark O. Hatfield	Director
/s/ DANIEL S. HAUER Daniel S. Hauer	Director
/s/ HARRY A. MERLO Harry A. Merlo	Director

/s/ LARRY W. SONSINI Larry W. Sonsini	Director
/s/ SOO BOON KOH Soo Boon Koh	Director

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors of
Lattice Semiconductor Corporation:

    Our audits of the consolidated financial statements referred to in our report dated January 18, 2001 appearing in the 2000 Annual Report to Stockholders of Lattice Semiconductor Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Portland, Oregon
January 18, 2001

S-1

Schedule VIII

LATTICE SEMICONDUCTOR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C	Column D		Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (describe)		Write-offs net of recoveries	Balance at end of period
Fiscal year ended March 31, 1999:
Allowance for deferred tax asset	$1,791	$(136)	$—		$—	$1,655
Allowance for doubtful accounts	797	70	—		14	881

	$2,588	$(66)	$—		$14	$2,536

Fiscal period ended December 31, 1999:
Allowance for deferred tax asset	$1,655	$	$—		$(1,655)	$—
Allowance for doubtful accounts	881	75	650		(23)	1,583

	$2,536	$75	$650	(1)	$(1,678)	$1,583

Fiscal year ended December 31, 2000:
Allowance for doubtful accounts	$1,583	$150	$—		$(33)	$1,700

	$1,583	$150	$—		$(33)	$1,700

(1)
Balance acquired in conjunction with our acquisition of Vantis Corporation on June 15, 1999.

S-2

QuickLinks

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 4(a). Executive Officers of the Registrant
PART II
Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7(a) Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
LATTICE SEMICONDUCTOR CORPORATION VALUATION AND QUALIFYING ACCOUNTS (In thousands)