Form 10-Q
period 2001-03-31
LATTICE SEMICONDUCTOR CORP
filed 2001-05-14
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number 0 – 18032

LATTICE SEMICONDUCTOR CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware	93–0835214
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5555 N.E. Moore Court, Hillsboro, Oregon	97124–6421
(Address of principal executive offices)	(Zip Code)

(503) 268-8000

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

At March 31, 2001 there were 108,242,910 shares of the Registrant's common stock, $.01 par value, outstanding.

LATTICE SEMICONDUCTOR CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statement of Operations - Three Months Ended March 31, 2001 and March 31, 2000	3

	Consolidated Balance Sheet - March 31, 2001 and December 31, 2000	4

	Consolidated Statement of Cash Flows - Three Months Ended March 31, 2001 and March 31, 2000	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	24

	Signatures	25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2001	March 31, 2000

Revenue	$111,098	$126,055

Costs and expenses:
Cost of products sold	41,910	49,585
Research and development	18,189	18,243
Selling, general and administrative	17,401	19,514
Amortization of intangible assets (1)	20,737	20,362

Total costs and expenses	98,237	107,704

Income from operations	12,861	18,351

Gain on appreciation of foundry investments	--	149,960
Other income (expense), net	2,951	(1,161)

Income before provision for income taxes	15,812	167,150

Provision for income taxes	4,536	62,329

Net income	$11,276	$104,821

Basic net income per share	$0.10	$1.08

Diluted net income per share	$0.10	$0.92

Shares used in per share calculations:

Basic	108,082	97,476

Diluted	112,038	116,818

(1)   Includes $28 of deferred compensation amortization expense in the March 2001 quarter attributable to Research and Development.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET
(In thousands, except share and par value data)

Assets	March 31,	December 31,
	2001	2000
Current assets:	(unaudited)
Cash and cash equivalents	$215,578	$235,900
Short-term investments	333,789	299,508
Accounts receivable, net	30,278	49,688
Inventories	70,150	59,493
Prepaid expenses and other current assets	22,985	23,249
Deferred income taxes	49,377	49,093

Total current assets	722,157	716,931

Property and equipment, net	67,908	68,554
Foundry investments, advances and other assets	196,989	189,407
Intangible assets, net	270,383	286,358
Deferred income taxes	31,771	34,634

	$1,289,208	$1,295,884

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$79,317	$97,036
Deferred income on sales to distributors	47,874	58,184
Income taxes payable	2,664	9,484

Total current liabilities	129,855	164,704

4 3/4% Convertible notes due in 2006	260,000	260,000
Other long-term liabilities	15,842	15,525
Commitments and contingencies	--	--

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $.01 par value, 300,000,000 shares authorized, 108,242,910 and 107,533,379 shares issued and outstanding	1,082	1,075
Paid-in capital	535,331	522,492
Deferred stock compensation	(2,423)	--
Accumulated other comprehensive loss	(41,704)	(47,861)
Retained earnings	391,225	379,949

Total stockholders' equity	883,511	855,655

	$1,289,208	$1,295,884

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)
	Three Months Ended
	March 31,	March 31,
	2001	2000
Cash flows from operating activities:
Net income	$11,276	$104,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,151	25,159
Deferred income taxes pertaining to intangible assets	132	--
Gain on appreciation of foundry investments	--	(149,960)
Tax benefit of option exercises	6,539	12,904
Changes in assets and liabilities:
Accounts receivable	19,410	(25,083)
Inventories	(10,657)	(4,626)
Prepaid expenses and other current assets	264	(3,932)
Foundry investments, advances and other assets	(2,204)	--
Intangible assets	667	--
Deferred income taxes	2,447	48,373
Accounts payable and accrued expenses	(17,719)	3,707
Deferred income	(10,310)	9,042
Income taxes payable	(6,820)	(3,865)
Other liabilities	317	1,545

Total adjustments	8,217	(86,736)

Net cash provided by operating activities	19,493	18,085

Cash flows from investing activities:
Purchase of short-term investments, net	(34,281)	(49,843)
Intangible assets acquired	(5,429)	--
Capital expenditures	(3,989)	(8,590)

Net cash used by investing activities	(43,699)	(58,433)

Cash flows from financing activities:
Repurchases of common stock, net	(6,160)	--
Net proceeds from issuance of common stock	10,044	14,169

Net cash provided by financing activities	3,884	14,169

Net decrease in cash and cash equivalents	(20,322)	(26,179)

Beginning cash and cash equivalents	235,900	113,824

Ending cash and cash equivalents	$215,578	$87,645

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,421	$7,771

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain on appreciation of foundry investments included in other comprehensive income	$6,157	$4,675

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000.

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

We report based on a 52 or 53 week year ending on the Saturday closest to December 31. For ease of presentation, we have adopted the convention of using March 31, June 30, September 30 and December 31 as period end dates for all financial statement captions.

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in the section entitled “Factors Affecting Future Results” and elsewhere in the report.

Note 2 - Revenue Recognition:

Revenue from sales to OEM customers is recognized upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is probable, there are no customer acceptance requirements and no remaining significant obligations.  Certain of our sales are made to distributors under agreements providing price protection and right of return on unsold merchandise.  Revenue and cost relating to such distributor sales are deferred until the product is sold by the distributor and related revenue and costs are then reflected in income.

Note 3 – Net Income Per Share

Net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, warrants to purchase common stock and convertible subordinated notes.

The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as convertible subordinated notes, options and warrants as outstanding. For the first quarter of 2000, diluted weighted-average shares outstanding include the effect of stock options and approximately 12.5 million shares issuable on the assumed conversion of our $260 million of convertible subordinated notes. Accordingly, for the first quarter of 2000, diluted net income per share is adjusted to exclude interest expense and debt issuance cost amortization (net of tax) of approximately $2.1 million and $0.3 million, respectively. Diluted net income per common share for the first quarter of 2001 is based only on the weighted average number of common shares outstanding during the period and options, as the inclusion of the convertible subordinated notes would have been antidilutive. A reconciliation of the numerators and denominators of basic and diluted net income per share is presented below (in thousands, except for per share data):

	Three months ended

	Mar. 31,	Mar. 31,
	2001	2000

Net income	$11,276	$104,821

Shares used in basic net income per share calculations	108,082	97,476

Dilutive effect of stock options and warrants in 2001 plus convertible subordinated notes in 2000	3,956	19,342

Shares used in diluted net income per share calculations	112,038	116,818

Basic net income per share	$.10	$1.08
Diluted net income per share	$.10	$0.92

On August 31, 2000 our Board of Directors approved a two-for-one stock split of our common stock to be effected in the form of a stock dividend of one share of common stock for each share of our outstanding common stock. This dividend was paid on October 11, 2000 to shareholders of record on September 20, 2000.  All share and per share amounts presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively to reflect this two-for-one split.

In July 2000, we completed a follow-on public stock offering, consisting of 8,000,000 shares of our common stock at a price of $27.44 per share. Our net proceeds were approximately $210 million after deducting underwriting discounts and offering expenses.

Note 4 - Inventories (in thousands):

	March 31,	Dec. 31,
	2001	2000
Work in progress	$45,548	$37,718
Finished goods	24,602	21,775
	$70,150	$59,493

Note 5 - Changes in Stockholders' Equity (in thousands):

	Common	Paid-in	Deferred Stock	Unrealized gain (loss) on appreciation of Foundry	Retained
	Stock	Capital	Compensation	Investments	Earnings	Total
Balances, Dec. 31, 2000	$1,075	$522,492	$—	$(47,861)	$379,949	$855,655

Common stock issued	10	12,572	—	—	—	12,582

Repurchase of common stock	(3)	(6,157)	—	—	—	(6,160)

Tax benefit of option exercises	—	6,539	—	—	—	6,539

Unrealized gain on foundry investments (Note 8)	—	—	—	6,157	—	6,157

Deferred stock compensation	—	—	(2,423)	—	—	(2,423)

Other	—	(115)	—	—	—	(115)

Net income for the three-month period	—	—	—	—	11,276	11,276
Balances, March 31, 2001	$1,082	$535,331	$(2,423)	$(41,704)	$391,225	$883,511

Total comprehensive income for the first three-month period of 2001 aggregates approximately $17.4 million and is comprised of net income of $11.3 million and unrealized gain on market appreciation of foundry investments of $6.2 million.

Note 6 - New Accounting Pronouncements:

In June 1998, the FASB issued SFAS 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS 133 establishes new accounting treatment for derivatives and hedging activities and supersedes and amends a number of existing accounting standards.  We adopted this pronouncement in the first quarter of 2001; such adoption did not and has not had a material effect on the consolidated financial statements.

Note 7 - Legal Matters:

ADVANCED MICRO DEVICES, INC. V. ALTERA CORPORATION (CASE NO. C-94-20567-RMW, N.D. CAL.).

In connection with our 1999 acquisition of Vantis, we agreed to assume both the claims against Altera and the claims by Altera against AMD in the case captioned Advanced Micro Devices, Inc. V. Altera Corporation (Case No. C-94-20567-RMW) proceeding in the United States District Court for the Northern District of California. This litigation, which began in 1994, involves multiple claims and counterclaims for patent infringement relating to Vantis and Altera programmable logic devices and both parties are seeking damages and injunctive relief.

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

Although there can be no assurance as to the results of litigation, based upon information presently known to management, we do not believe that the ultimate resolution of the lawsuits will have a material adverse effect on our financial position, cash flows or results of operations.

Note 8 – Gain on Appreciation of Foundry Investments:

In 1995, we entered into a series of agreements with United Microelectronics Corporation ("UMC"), a public Taiwanese company, pursuant to which we agreed to join UMC and several other companies to form a separate Taiwanese corporation, ("UICC"), for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China.  Under the terms of the agreements, we invested approximately $49.7 million for an approximate 10% equity interest in the corporation and the right to receive a percentage of the facility's wafer production at market prices.

In 1996, we entered into an agreement with Utek Corporation, a public Taiwanese company in the wafer foundry business that became affiliated with the UMC group in 1998, pursuant to which we agreed to make a series of equity investments in Utek under specific terms. In exchange for these investments, we received the right to purchase a percentage of Utek's wafer production. Under this agreement, we invested approximately $17.5 million.

On January 3, 2000, UICC and Utek merged into UMC . As a result, during the first quarter of 2000, we recognized a $150.0 million gain ($92.1 million after-tax) in income representing the appreciation of our foundry investment in UICC and Utek. We currently own approximately 73 million shares of UMC common stock. We will retain the right to purchase a certain percentage of UMC’s wafer production as discussed above as long as we retain a certain percentage of these shares. Also, due to regulatory restrictions, approximately one-third of our shares may not be sold until after January 2002, with the regulatory restrictions expiring between January 2002 and January 2004. As the regulatory restrictions expire and if we liquidate our UMC shares, it is likely that the amount of any future realized gain will be different from the accounting gain reported.

In addition to the gain described above, we have reported the following unrealized gains and losses to account for changes in the market value of our unrestricted shares of UMC. During the first quarter of 2000, we recorded an approximate $7.6 million unrealized gain ($4.7 million net of tax). Unrealized losses recorded during the remainder of 2000 were $85.4 million ($52.6 million net of tax). During the first quarter of 2001, we recorded a $10.0 million unrealized gain ($6.2 million net of tax). These unrealized gains and losses are cumulated and included as Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheet (see Note 5).

Note 9 – Segment and Geographic Information:

The Company operates in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. The Company's sales by major geographic area were as follows (in thousands):

	Three Months Ended
	March 31,
	2001	2000
United States	$53,254	$53,275
Export sales:
France	2,543	12,964
Other Europe	24,816	24,873
Asia	23,861	23,997
Other	6,624	10,946
	57,844	72,780
	$111,098	$126,055

Resale of product through two distributors accounted for approximately 28% and 22% of revenue in the first three months of 2001, and 20% and 17%, respectively, for the first three months of 2000. Revenue from one customer, a contract manufacturer, accounted for approximately 10% of total revenues for the first three months of 2000. More than 90% of our property and equipment is located in the United States. Other long-lived assets located outside the United States consist primarily of foundry investments and advances (see Note 8).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Key elements of the statement of operations, expressed as a percentage of revenues, were as follows:

	Three Months Ended
	March 31, 2001	March 31, 2000
Revenue	100.0%	100.0%
Gross margin	62.3%	60.7%
Research and development expenses	16.4%	14.5%
Selling, general and administrative expenses	15.7%	15.5%
Amortization of intangible assets	18.7%	16.2%
Income from operations	11.6%	14.6%

Revenue:

Revenue for the first quarter of 2001 decreased $15.0 million, or 12%,  as compared to the first quarter of 2000. This revenue decrease is attributable to decreased end customer demand for our products, including our high density products. Revenue declined across all geographies and the communications end market was particularly weak.

For the first quarter of 2001, revenue from the sale of high density products decreased $5.8 million, or six percent, as compared to the first quarter of 2000, and now comprises 77% of total revenue.

As a percentage of total revenue, export sales to Asia increased during the first quarter of 2001 when compared to the first quarter of 2000, rising to 21% from 19%. U.S. sales increased to 48% for the first quarter of 2001 as compared to 42% for the first quarter of 2000, while export sales to Europe decreased to 25% from 30% for the same periods.

Overall average selling prices generally increased in the first quarter of 2001 as compared to the same calendar period of 2000. Fluctuations in overall average selling prices were due primarily to product mix changes.  Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products.  Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See "Factors Affecting Future Results".

In April 2001, we announced that we expected a significant sequential decline in revenue in the second quarter of 2001. We believe that this shortfall is the result of a general decline in PLD consumption. The extent of this decline and whether this decline will continue is not known at this time.

Gross margin:

Gross margin as a percentage of revenue was 62.3% in the first quarter of 2001 as compared to 60.7% in the first quarter of 2000. This gross margin improvement is primarily due to continued reductions in our manufacturing costs and improvements in our product mix. Reductions in manufacturing costs resulted primarily from yield improvements, migration of products to more advanced technologies and smaller die sizes, and wafer, assembly and test price reductions.

Research and development:

Research and development ("R&D") expenses were approximately flat in the first quarter of 2001 when compared to the first quarter of 2000.  Spending remained focused on the development of new products. We believe that a continued commitment to research and development is essential in order to maintain product leadership of our existing product families and to provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development.

Selling, General and Administrative Expense:

Selling, general and administrative ("SG&A") expenses decreased approximately $2.1 million, or 11% in the first quarter of 2001 when compared to the first quarter of 2000.  This decrease was primarily due to lower variable costs associated with reduced revenue and profitability and reductions in discretionary spending.

Amortization of Intangible Assets:

Amortization of intangible assets was approximately $20.7 million in the first quarter of 2001 as compared to $20.4 million for the first quarter of 2000.  The estimated weighted average useful life of the intangible assets for current technology, assembled workforce, customer lists, trademarks, patents and residual goodwill is approximately five years.

Gain on appreciation of foundry investments:

The gain on appreciation of foundry investments in the first quarter of 2000 was recorded on January 3, 2000 and represents appreciation of our UMC common shares (see Note 8).

Other income (expense), net:

Other income (expense), net increased by approximately $4.1 million in the first quarter of 2001 as compared to the first quarter of 2000. This increase is due primarily to increased investment income from cash generated from our follow-on public stock offering completed in July 2000 (see Note 3).

Provision for income taxes:

The provision for income taxes for the first quarter of 2001 results in an effective tax rate of 28.7% of pretax income, as compared to 37.3% for the first quarter of 2000. This decrease in effective tax rate is due primarily to (1) a larger proportion of tax-exempt interest income excluded from our taxable income in the first quarter of 2001 than in the first quarter of 2000, and (2) the application of our marginal tax rate in the first quarter of 2000 on the unrealized gain on appreciation of foundry investments. The effective rate for the first quarter of 2001 of 28.7% is lower than the statutory rate primarily because of tax-exempt investment income and tax credits.

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

To develop new products and maintain the competitiveness of existing products, we need to migrate to more advanced wafer manufacturing processes that use larger wafer sizes and smaller device geometries. We also may need to use additional foundries. Because we depend upon foundries to provide their facilities and support for our process technology development, we may experience delays in the availability of advanced wafer manufacturing process technologies at existing or new wafer fabrication facilities. As a result, volume production of our advanced E²CMOS process technologies at the new fabs of Seiko Epson, UMC or future foundries may not be achieved. This could harm our operating results.

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

Substantially all of our revenue is derived from products based on a specialized silicon wafer manufacturing process technology called E²CMOS. The reliable manufacture of high performance E²CMOS semiconductor wafers is a complicated and technically demanding process requiring:

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

We may also be subject to future intellectual property claims or judgments. If these were to occur, we may not be able to obtain a license on favorable terms or without our operating results being adversely affected.

Liquidity and Capital Resources

As of March 31, 2001, our principal source of liquidity was $549.4 million of cash and short–term investments, an increase of $14.0 million from the balance of $535.4 million at December 31, 2000. The increase was due primarily to cash generated from operations and exercises of stock options. During the first three months of 2001, we generated approximately $19.5 million of cash and cash equivalents from our operating activities as compared with $18.1 million during the first three months of 2000.

Accounts receivable at March 31, 2001 decreased by $19.4 million, or 39%, as compared to the balance at December 31, 2000. This decrease was primarily due to decreased billings and revenue levels in comparison to the fourth quarter of 2000. Inventories at March 31, 2001 increased by $10.7 million, or 18%, as compared to the balance at December 31, 2000 primarily due to lower revenue in the first quarter of 2001 and continued receipt of wafers started in prior periods. Wafer starts have now been reduced to reflect lower revenue levels and management believes that inventory balances in future periods will decrease. Foundry investments, advances and other assets increased by $7.6 million, or four percent, as compared to the balance at December 31, 2000. This increase is due primarily to the $10.0 million unrealized gain recorded for our UMC common shares in the first quarter of 2001 (see Note 8). The decrease in non current deferred income taxes of $2.9 million, or eight percent, at March 31, 2001 as compared to December 31, 2000 is due to a decrease in the deferred tax balance arising from the UMC gain (see Note 8) offset by the net tax effect of intangible asset amortization. Intangible assets, net, decreased by $16.0 million, or six percent as compared to the balance at December 31, 2000, primarily due to goodwill and other intangibles amortization, partially offset by new intangible assets acquired during the period which will be amortized generally over four years. Amortization expense for these assets was not significant in the March 2001 quarter; in future quarters amortization will  approximate $0.4 million, including $0.2 million of deferred compensation expense.

Accounts payable and accrued expenses at March 31, 2001 decreased by $17.7 million, or 18%, as compared to the balance at December 31, 2001. This decrease is due primarily to a decrease in wafer purchases and contracted assembly activities in response to decreased customer demand and revenue levels.  Deferred income at March 31, 2001 decreased by $10.3 million, or 18%, as compared to the balance at December 31, 2000, due primarily to decreased billings to distributors associated with decreased shipments and lower revenue levels. The $6.8 million, or 72% decrease in income taxes payable at March 31, 2001 as compared to the balance at December 31, 2000 is primarily attributable to the timing of tax deductions and payments and lower taxable income.

On October 28, 1999, we issued $260 million in 4 3/4% convertible subordinated notes due on November 1, 2006. These notes require that we pay interest semi–annually on May 1 and November 1. Holders of these notes may convert them into shares of our common stock at any time on or before November 1, 2006, at a conversion price of $20.72 per share, subject to adjustment in certain events. Beginning on November 6, 2002 and ending on October 31, 2003, we may redeem the notes in whole or in part at a redemption price of 102.71% of the principal amount. In the subsequent three twelve–month periods, the redemption price declines to 102.04%, 101.36% and 100.68% of principal, respectively. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated to all liabilities of our subsidiaries. At March 31, 2001, we had no senior indebtedness and our subsidiaries had $4.0 million of other liabilities. Issuance costs relative to the convertible subordinated notes are included in other assets and aggregated approximately $6.9 million and are being amortized to expense over the lives of the notes. Accumulated amortization amounted to approximately $2.5 million at March 31, 2001.

Capital expenditures were approximately $4 million in the first quarter of 2001. We expect to spend approximately $15 million to $20 million for the fiscal year ending December 31, 2001.

We own approximately 73 million shares of UMC common stock at a carrying amount of approximately $149.9 million at March 31, 2001. This balance reflects net unrealized losses of $67.9 million ($41.7 million after-tax) through that date on the unrestricted portion of these shares (see Notes 5 and 8). In conjunction with the acquisition of these shares, we received the right to purchase a certain percentage of UMC’s wafer production. We will retain these rights as long as we retain a certain percentage of these shares. Also, due to regulatory restrictions, approximately one-third of our shares may not be sold until after January 2002, with the regulatory restrictions expiring between January 2002 and January 2004.

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

Item 7. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2001 and December 31, 2000 our investment portfolio consisted of fixed income securities of $534.5 million and $507.3 million, respectively. As with all fixed income instruments, these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of March 31, 2001 and December 31, 2000, the decline in the fair value of the portfolio would not be material. Further, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact on our income or cash flows.

We have international subsidiary and branch operations. Additionally, a portion of our silicon wafer purchases are denominated in Japanese yen. We therefore are subject to foreign currency rate exposure. To mitigate rate exposure with respect to yen-denominated wafer purchases, we maintain yen-denominated bank accounts and bill our Japanese customers in yen. The yen bank deposits are utilized to hedge yen-denominated wafer purchases against specific and firm wafer purchases. If the foreign currency rates fluctuate by 10% from rates at March 31, 2001 and December 31, 2000, the effect on our consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

We are exposed to equity price risk and foreign currency rate exposure due to our equity investment in UMC (see Note 8). These shares are traded on the Taiwanese stock exchange and are valued in New Taiwanese Dollars. Neither a 10% change in equity price related to this investment nor a 10% fluctuation in exchange rates would have a material impact on our Consolidated Financial Statements. However, there can be no assurance that there will not be a material impact in the future.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K
(a) Exhibits

None

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION (Registrant)

Date: May 11, 2001

By:	/s/ Stephen A. Skaggs
Stephen A. Skaggs
Senior Vice President Finance, Chief Financial Officer and Secretary