Form 10-Q
period 2001-06-30
LATTICE SEMICONDUCTOR CORP
filed 2001-08-09
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number 0 – 18032

LATTICE SEMICONDUCTOR CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware	93–0835214

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5555 N.E. Moore Court, Hillsboro, Oregon	97124–6421

(Address of principal executive offices)	(Zip Code)

(503) 268-8000

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

At June 30, 2001 there were 108,845,343 shares of the Registrant's common stock, $.01 par value, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Revenue	$74,082	$139,878	$185,180	$265,933

Costs and expenses:
Cost of products sold	27,771	53,638	69,681	103,223
Research and development	18,126	19,406	36,315	37,649
Selling, general and administrative	13,366	19,937	30,767	39,451
Amortization of intangible assets (1)	21,160	20,707	41,897	41,069

Total costs and expenses	80,423	113,688	178,660	221,392

(Loss) Income from operations	(6,341)	26,190	6,520	44,541

Gain on appreciation of foundry investments	--	--	--	149,960
Other income (expense), net	1,383	(991)	4,334	(2,152)

(Loss) Income before (benefit) provision for income taxes	(4,958)	25,199	10,854	192,349

(Benefit) Provision for income taxes	(1,281)	8,457	3,255	70,786

Net (loss) income	$(3,677)	$16,742	$7,599	$121,563

Basic net (loss) income per share	$(0.03)	$0.17	$0.07	$1.24

Diluted net (loss) income per share	$(0.03)	$0.16	$0.07	$1.08

Shares used in per share calculations:

Basic	108,623	98,566	108,368	97,974

Diluted	108,623	117,494	112,280	117,136

(1)	Includes $140 and $168 amortization of deferred stock compensation expense for the three and six month ended June 30, 2001 attributable to Research and Development.

See Accompanying Notes to Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEET
(In thousands, except share and par value data)

Assets	June 30,	December 31,
	2001	2000

Current assets:	(unaudited)
Cash and cash equivalents	$264,059	$235,900
Short-term investments	275,196	299,508
Accounts receivable, net	19,522	49,688
Inventories	67,854	59,493
Prepaid expenses and other current assets	30,526	23,249
Deferred income taxes	41,523	49,093

Total current assets	698,680	716,931

Property and equipment, net	67,155	68,554
Foundry investments, advances and other assets	188,145	189,407
Intangible assets, net	248,938	286,358
Deferred income taxes	43,474	34,634

	$1,246,392	$1,295,884

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$56,041	$97,036
Deferred income on sales to distributors	33,857	58,184
Income taxes payable	5,890	9,484

Total current liabilities	95,788	164,704

4 ¾% Convertible notes due in 2006	260,000	260,000
Other long-term liabilities	14,737	15,525
Commitments and contingencies	--	--

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $.01 par value, 300,000,000 shares authorized, 108,845,343 and 107,533,379 shares issued and outstanding	1,088	1,075
Paid-in capital	538,767	522,492
Deferred stock compensation	(2,255)	--
Accumulated other comprehensive loss	(49,281)	(47,861)
Retained earnings	387,548	379,949

Total stockholders’ equity	875,867	855,655

	$1,246,392	$1,295,884

See Accompanying Notes to Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended

	June 30,	June 30,
	2001	2000

Cash flows from operating activities:
Net income	$7,599	$121,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,061	51,001
Gain on appreciation of foundry investments	--	(149,960)
Tax benefit of option exercises	10,056	15,192
Changes in assets and liabilities:
Accounts receivable	30,166	(52,582)
Inventories	(8,361)	(10,614)
Prepaid expenses and other current assets	(7,277)	4,606
Foundry investments, advances and other assets	(1,874)	--
Intangible assets	936	--
Deferred income taxes	(1,270)	30,773
Accounts payable and accrued expenses	(40,995)	677
Deferred income	(24,327)	22,083
Income taxes payable	(3,594)	3,877
Other liabilities	(788)	1,285

Total adjustments	5,733	(83,662)

Net cash provided by operating activities	13,332	37,901

Cash flows from investing activities:
Proceeds from (Purchase of) short-term investments, net	24,312	(29,169)
Intangible assets acquired	(5,475)	--
Capital expenditures	(7,987)	(16,626)

Net cash provided (used) by investing activities	10,850	(45,795)

Cash flows from financing activities:
Repurchases of common stock, net	(10,614)	--
Net proceeds from issuance of common stock	14,591	18,166

Net cash provided by financing activities	3,977	18,166

Net increase in cash and cash equivalents	28,159	10,272

Beginning cash and cash equivalents	235,900	113,824

Ending cash and cash equivalents	$264,059	$124,096

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$12,566	$16,194
Cash paid for interest	6,175	6,161
Supplemental disclosures of non-cash investing and financing activities:
Unrealized loss on appreciation of foundry investments included in other comprehensive income	$(1,420)	$(3,455)

See Accompanying Notes to Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in our opinion include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires us  to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the fiscal periods presented. Actual results could differ from these estimates.

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

The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as stock options, warrants and convertible notes as outstanding. For the three and six months ended June 30, 2000, diluted weighted-average shares outstanding include the effect of stock options and warrants and approximately 12.5 million shares issuable on the assumed conversion of our $260 million of convertible subordinated notes. Additionally, diluted net income per share is adjusted to exclude interest expense and debt issuance cost amortization (net of tax) of approximately $2.4 million and $4.8 million, respectively. Diluted net income per common share for the first six months of 2001 is based only on the weighted average number of common shares outstanding during the period and options and warrants, as the inclusion of the convertible subordinated notes would be antidilutive. For the June 2001 quarter, the computation of net loss per share excludes the effect of stock options, warrants and the convertible notes as their inclusion would be antidilutive. A reconciliation of the numerators and denominators of basic and diluted net income per share is presented below (in thousands, except for per share data):

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net (loss) income	$(3,677)	$16,742	$7,599	$121,563

Shares used in basic net (loss) income per share calculations	108,623	98,566	108,368	97,974

Dilutive effect of stock options, warrants and convertible subordinated notes for periods in 2000 and stock options and warrants for the six months ended June 30, 2001	—	18,928	3,912	19,162

Shares used in diluted net (loss) income per share	108,623	117,494	112,280	117,136

Basic net (loss) income per share	$(0.03)	$0.17	$.07	$1.24

Diluted net (loss) income per share	$(0.03)	$0.16	$.07	$1.08

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

Note 4 - Inventories (in thousands):

	June 30,	Dec. 31,
	2001	2000

Work in progress	$43,965	$37,718
Finished goods	23,889	21,775

	$67,854	$59,493

Note 5 - Changes in Stockholders' Equity (in thousands):

	Common Stock	Paid-in Capital	Deferred Stock Compensation	Unrealized loss on appreciation of Foundry Investments	Retained Earnings	Total

Balances, Dec. 31, 2000	$1,075	$522,492	$—	$(47,861)	$379,949	$855,655

Common stock issued	19	14,320	—	—	—	14,339

Repurchase of common stock	(6)	(10,608)	—	—	—	(10,614)

Tax benefit of option exercises	—	10,056	—	—	—	10,056

Unrealized loss on foundry investments (Note 8)	—	—	—	(1,420)	—	(1,420)

Deferred stock compensation	—	2,423	(2,423)	—	—	—

Amortization of deferred stock compensation	—	—	168	—	—	168

Other	—	84	—	—	—	84

Net income for the six-month period	—	—	—	—	7,599	7,599

Balances, June 30, 2001	$1,088	$538,767	$(2,255)	$(49,281)	$387,548	$875,867

Total comprehensive income for the first six-month period of 2001 was approximately $6.2 million and is comprised of net income of $7.6 million and unrealized loss on market depreciation of foundry investments of $1.4 million, net of tax.

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

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets”, which supersedes APB Opinion No. 17, “Intangible Assets”. SFAS 142, among other things, establishes new standards for intangible assets acquired in a business combination,  eliminates amortization of goodwill and sets forth requirements to periodically evaluate goodwill for impairment. We expect to adopt this statement during the first quarter of 2002. For the first six months of 2001, we recorded goodwill and intangible asset amortization expense totaling approximately $41.9 million.

Note 7 - Legal Matters:

ADVANCED MICRO DEVICES, INC. V. ALTERA CORPORATION (CASE NO. C-94-20567-RMW, N.D. CAL.).

In connection with our 1999 acquisition of Vantis, we agreed to assume both the claims against Altera and the claims by Altera against AMD in the case captioned Advanced Micro Devices, Inc. V. Altera Corporation (Case No. C-94-20567-RMW) proceeding in the United States District Court for the Northern District of California. This litigation, which began in 1994, involved multiple claims and counterclaims for patent infringement relating to Vantis and Altera programmable logic devices and both parties were seeking damages and injunctive relief.

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

On July 23, 2001, we and Altera announced a comprehensive, royalty-free patent cross-license agreement and a multi-year patent peace agreement. In addition, we and Altera each agreed to dismiss all patent infringement suits against each other without any admission of liability. However, no payments were exchanged as part of the settlement.

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

On January 3, 2000, UICC and Utek merged into UMC . As a result, during the first quarter of 2000, we recognized a $150.0 million gain ($92.1 million after-tax) in income representing the appreciation of our foundry investment in UICC and Utek. We currently own approximately 84 million shares of UMC common stock. We will retain the right to purchase a certain percentage of UMC’s wafer production as discussed above as long as we retain a certain percentage of these shares. Also, due to regulatory restrictions, approximately one-third of our shares may not be sold until after January 2002, with the regulatory restrictions expiring between January 2002 and January 2004. As the regulatory restrictions expire and if we liquidate our UMC shares, it is likely that the amount of any future realized gain will be different from the accounting gain reported.

In addition to the gain described above, we have reported the following unrealized gains and losses to account for changes in the market value of our unrestricted shares of UMC. During the first quarter of 2000, we recorded an approximate $7.6 million unrealized gain ($4.7 million net of tax). Unrealized losses recorded during the remainder of 2000 were $85.4 million ($52.6 million net of tax). For the six months ended June 30, 2001, we recorded a $2.3 million unrealized loss ($1.4 million net of tax). The net unrealized loss, totaling $49.3 million after tax, is included as Accumulated Other Comprehensive Loss in our Consolidated Balance Sheet (see Note 5).

Note 9 – Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our sales by major geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

United States	$35,112	$61,421	$88,366	$114,783
Export sales:
France	1,381	17,015	3,924	29,955
Other Europe	18,920	24,484	43,736	49,381
Asia	14,729	25,967	38,590	49,964
Other	3,940	10,991	10,564	21,850

	38,970	78,457	96,814	151,150

	$74,082	$139,878	$185,180	$265,933

Resale of product through two distributors accounted for approximately 30% and 21% of revenue in the first six months of 2001, and 23% and 19%, respectively, for the first six months of 2000. Revenue from one customer, a contract manufacturer, accounted for approximately 12% of total revenues for the first six months of 2000. More than 90% of our property and equipment is located in the United States. Other long-lived assets located outside the United States consist primarily of foundry investments and advances (see Note 8).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Key elements of our consolidated statement of operations, expressed as a percentage of revenues, were as follows:

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Revenue	100.0%	100.0%	100.0%	100.0%
Gross margin	62.5%	61.7%	62.4%	61.2%
Research and development expenses	24.5%	13.9%	19.6%	14.2%
Selling, general and administrative expenses	18.0%	14.3%	16.6%	14.8%
(Loss) income from operations	(8.6%)	18.7%	3.5%	16.7%

Revenue:

Revenue for the second quarter and first six months of 2001 decreased $65.8 and $80.8 million, or 47% and 30%, as compared to the same calendar periods of 2000, respectively. This revenue decrease is attributable to decreased end customer demand for our products, including our high density products. Revenue declined across all geographies and the communications end market was particularly weak. The semiconductor and PLD markets are currently in the midst of a significant downturn.

In July 2001, we announced that we expected another significant sequential decline in quarterly revenue during the third quarter of 2001. We believe that this is the result of a continued general decline in PLD consumption, particularly in the communications end market. The extent of this decline and whether this decline will extend beyond the third quarter of 2001 is not known at this time.

For the first six months of 2001, revenue from the sale of high density products decreased $53.6 million, or 27 percent, as compared to the first six months of 2000, and now comprises 77% of total revenue.

As a percentage of total revenue, export sales to Asia increased during the first six months of 2001 when compared to the first six months of 2000, rising to 21% from 19%. U.S. sales increased to 48% for the first six months of 2001 as compared to 43% for the first six months of 2000, while export sales to Europe decreased to 26% from 30% for the same period.

Overall average selling prices generally increased in the second quarter and first six months of 2001 as compared to the same calendar period of 2000. Fluctuations in overall average selling prices were due primarily to product mix changes.  Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products.  Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products.

Gross margin:

Gross margin as a percentage of revenue was 62.5% and 62.4% in the second quarter and first six months of 2001, as compared to 61.7% and 61.2% in the same calendar periods of 2000, respectively. This gross margin improvement is primarily due to continued reductions in our manufacturing costs and improvements in our product mix. Reductions in manufacturing costs resulted primarily from yield improvements, migration of products to more advanced technologies and smaller die sizes, and wafer, assembly and test price reductions.

Research and development:

Research and development ("R&D") expenses decreased approximately $1.3 million during both the second quarter of 2001 and first six months of 2001 when compared to the same calendar periods of 2000. These decreases are primarily attributable to reductions in discretionary spending.  Spending remained focused on the development of new products. We believe that a continued commitment to research and development is essential in order to maintain product leadership of our existing product families and to provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development.

Selling, General and Administrative Expense:

Selling, general and administrative ("SG&A") expenses decreased approximately $6.6 million and $8.7 million in the second quarter and first six months of 2001 when compared to the same calendar periods of 2000, respectively.  These decreases were primarily due to lower variable costs associated with reduced revenue and profitability and reductions in discretionary spending.

Amortization of Intangible Assets:

Amortization of intangible assets was approximately $21.2 million and $41.9 million in the second quarter and first six months of 2001, increasing slightly when compared to $20.7 million and $41.1 million for the same calendar periods of 2000, respectively.  The estimated weighted average useful life of the intangible assets for current technology, assembled workforce, customer lists, trademarks, patents and residual goodwill is approximately five years.

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets”, which supersedes APB Opinion No. 17, “Intangible Assets”. SFAS 142, among other things, establishes new standards for intangible assets acquired in a business combination,  eliminates amortization of goodwill and sets forth requirements to periodically evaluate goodwill for impairment. We expect to adopt this statement during the first quarter of 2002.

Gain on appreciation of foundry investments:

The gain on appreciation of foundry investments in the first quarter of 2000 was recorded on January 3, 2000 and represents appreciation of our UMC common shares (see Note 8).

Other income (expense), net:

Other income (expense), net increased by approximately $2.4 million and $6.5 million in the second quarter and first six months of 2001 as compared to the same calendar periods of 2000, respectively. These increases are due primarily to increased investment income from cash generated from our follow-on public stock offering completed in July 2000 (see Note 3), which more than offset lower interest rates on invested balances.

Provision for income taxes:

The (benefit) provision for income taxes for the second quarter and first six months of 2001 results in an effective tax rate of (25.8%) and 30.0% of pretax (loss) income, as compared to 33.6% and 36.8% of pretax income for the same calendar periods of 2000, respectively. The tax benefit in the second quarter of 2001 is the result of pretax loss reported in the period. The tax rates associated with the tax benefit in the second quarter of 2001 and the provision for income taxes for the first half of 2001 are lower than the rates in the comparable periods of 2000 because of the taxable loss in the second quarter of 2001 and the proportionate amount of non taxable investment income to taxable income or loss. The tax rate in the 2000 periods was also adversely affected by the application of our marginal tax rate in the first quarter of 2000 on the unrealized gain on appreciation of foundry investments. The effective rate for all periods presented is lower than the combined federal and state statutory rates primarily because of tax-exempt investment income and tax credits.

FACTORS AFFECTING FUTURE RESULTS

Risks Related to Our Business

The cyclical nature of the semiconductor industry may limit our ability to maintain or increase revenue and profit levels during industry downturns.

The semiconductor industry is highly cyclical, to a greater extent than other less dynamic or less technology-driven industries.  Our financial performance has periodically been negatively affected by past downturns in the semiconductor industry. Factors that have contributed to these downturns include:

·	the cyclical nature of the demand for the products of semiconductor customers;
·	general reductions in inventory levels by customers;
·	excess production capacity; and
·	accelerated declines in average selling prices.

When these or other conditions in the semiconductor industry occur in future periods, there is likely to be an adverse effect on our operating results.

Currently, the industry is undergoing a significant and extended downturn, which has negatively impacted our operating results in the first six months of 2001. We believe the current downturn to be cyclical in nature and have initiated management actions consistent with this view. Although we are currently operating at a loss, we believe continued aggressive investment in new product development is essential and will ensure that we are in the best position to participate in a future cyclical rebound in our market. Should the current downturn extend further we may take additional actions to improve our profitability or our cash flow. If these additional actions become necessary, there is likely to be an adverse effect on our operating results.

A downturn in the communications equipment or computing end markets will cause a reduction in demand for our products and limit our ability to maintain or increase our revenue and profit levels.

A significant  portion of our revenue is derived from customers in the communications equipment and computing end markets. Due to a deterioration in general economic conditions and a significant reduction in information technology capital spending, these end markets have declined  in 2001 when compared to prior years. In addition, an abrupt transition from an environment of rapid growth to the current environment in these end equipment markets has resulted in an excess of component inventory within our end customers.

At present and in the future when these or other similar conditions exist, there is likely to be an adverse effect on our operating results.

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

The introduction of new products in a dynamic market environment presents significant business challenges. Product development commitments and expenditures must be made well in advance of product sales. The success of a new product depends on accurate forecasts of long-term market demand and future technology developments. Our future revenue growth is dependent on market acceptance of our new product families and the continued market acceptance of our software development tools. The success of these products is dependent on a variety of specific technical factors including:

·	successful product definition;
·	timely and efficient completion of product design;
·	timely and efficient implementation of wafer manufacturing and assembly processes;
·	product performance; and
·	the quality and reliability of the product.

If, due to these or other factors, our new products do not achieve market acceptance, our operating results would be harmed.

Our products may not be competitive if we are unsuccessful in migrating our manufacturing processes to more advanced technologies or alternative fabrication facilities.

To develop new products and maintain the competitiveness of existing products, we need to migrate to more advanced wafer manufacturing processes that use larger wafer sizes and smaller device geometries. We also may need to use additional foundries. Because we depend upon foundries to provide their facilities and support for our process technology development, we may experience delays in the availability of advanced wafer manufacturing process technologies at existing or new wafer fabrication facilities. As a result, volume production of our advanced process technologies at the new fabs of Seiko Epson, UMC or future foundries may not be achieved. This could harm our operating results.

Recently, UMC informed us that as part of an overall capacity rationalization they are planning to close certain of their fabrication facilities. We are currently developing an advanced wafer manufacturing process at one of the UMC fabs that will be closed. With UMC’s support, we are planning to transfer this process to an alternative UMC fab. However, transfer of a manufacturing process is a technically demanding and time intensive challenge. As a result, our new product introduction schedules may be delayed. This could harm our operating results.

Our future quarterly operating results may fluctuate and therefore may fail to meet expectations.

Our quarterly operating results have fluctuated and may continue to fluctuate. Consequently, our operating results may fail to meet the expectations of analysts and investors. As a result of industry conditions and the following specific factors, our quarterly operating results are more likely to fluctuate and are more difficult to predict than a typical non-technology company of our size and maturity:

·	general economic conditions in the countries where we sell our products;
·	conditions within the end markets into which we sell our products;
·	the cyclical nature of demand for our customers' products;
·	excessive inventory accumulation by our end customers;
·	the timing of our and our competitors' new product introductions;
·	product obsolescence;
·	the scheduling, rescheduling and cancellation of large orders by our customers;
·	our ability to develop new process technologies and achieve volume production at the new fabs of Seiko Epson, UMC or at other foundries;
·	changes in manufacturing yields;
·	adverse movements in exchange rates, interest rates or tax rates; and
·	the availability of adequate supply commitments from our wafer foundries and assembly and test subcontractors

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

In recent years, the price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe and have left investors little time to react. The price of our common stock may continue to fluctuate greatly in the future due to a variety of company specific factors, including:

·	quarter-to-quarter variations in our operating results;
·	shortfalls in revenue or earnings from levels expected by securities analysts; and
·	announcements of technological innovations or new products by other companies.

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

Substantially all of our revenue is derived from products based on a specialized silicon wafer manufacturing process technology called E²CMOS. The reliable manufacture of high performance E²CMOS semiconductor wafers is a complicated and technically demanding process requiring:

·	a high degree of technical skill;
·	state-of-the-art equipment;
·	the absence of defects in the masks used to print circuits on a wafer;
·	the elimination of minute impurities and errors in each step of the fabrication process; and
·	effective cooperation between the wafer supplier and the circuit designer.

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

The majority of our revenue is derived from semiconductor devices assembled in advanced packages. The assembly of advanced packages is a complex process requiring:

·	a high degree of technical skill;
·	state-of-the-art equipment;
·	the absence of defects in lead frames used to attach semiconductor devices to the package;
·	the elimination of raw material impurities and errors in each step of the process; and
·	effective cooperation between the assembly subcontractor and the device manufacturer.

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

Export sales account for a substantial portion of our revenues and may decline in the future due to economic and governmental uncertainties.

Our export sales are affected by unique risks frequently associated with foreign economies including:

·	changes in local economic conditions;
·	exchange rate volatility;
·	governmental controls and trade restrictions;
·	export license requirements and restrictions on the export of technology;
·	political instability;
·	changes in tax rates, tariffs or freight rates;
·	interruptions in air transportation; and
·	difficulties in staffing and managing foreign sales offices.

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

Liquidity and Capital Resources

As of June 30, 2001, our principal source of liquidity was $539.3 million of cash and short–term investments, an increase of $3.9 million from the balance of $535.4 million at December 31, 2000. The increase was due primarily to cash generated from operations and exercises of stock options. During the first six months of 2001, we generated approximately $13.3 million of cash and cash equivalents from our operating activities and stock option exercises as compared with $37.9 million during the first six months of 2000.

Accounts receivable at June 30, 2001 decreased by $30.2 million, or 61%, as compared to the balance at December 31, 2000. This decrease was primarily due to decreased billings and revenue levels in comparison to the fourth quarter of 2000. Inventories at June 30, 2001 increased by $8.4 million, or 14%, as compared to the balance at December 31, 2000 primarily due to lower revenue in the first six months of 2001 and continued receipt of wafers started in prior periods. Wafer starts were significantly reduced during the first and second quarters of 2001 in response to lower revenue levels, and inventory decreased by approximately $2.3 million, or three percent during the second quarter of 2001. Management anticipates that inventory levels will continue to decline during the remainder of 2001 in response to reduced wafer starts. Prepaid expenses and other current assets increased by approximately $7.3 million, or 31%, as compared to the balance at December 31, 2000. This increase is due primarily to estimated income taxes paid in the first quarter of 2001 and now considered refundable as a result of the pretax loss recorded in the second quarter of 2001. Current deferred tax assets decreased by approximately $7.6 million, or 15%, as compared to the balance at December 31, 2000. This was primarily due to the decrease in deferred income on sales to distributors (which is recognized currently for income tax purposes), and to a lesser extent the timing of deductions for certain expenses and allowances. The increase in non current deferred income taxes of $8.8 million, or 26%, at June 30, 2001 as compared to December 31, 2000 is due primarily to the net tax effect of intangible asset amortization. Intangible assets, net, decreased by $37.4 million, or 13 percent as compared to the balance at December 31, 2000, primarily due to goodwill and other intangibles amortization, partially offset by new intangible assets acquired during the period which will be amortized over four years. Amortization expense for these assets was not significant in the March 2001 quarter; for the second quarter of 2001 amortization was approximately $0.3 million, including $0.1 million of deferred compensation expense.

Accounts payable and accrued expenses at June 30, 2001 decreased by $41.0 million, or 42%, as compared to the balance at December 31, 2000. This decrease is due primarily to a decrease in wafer purchases as discussed above and contracted assembly activities in response to decreased customer demand and revenue levels.  Deferred income at June 30, 2001 decreased by $24.3 million, or 42%, as compared to the balance at December 31, 2000, due primarily to decreased billings to distributors associated with decreased shipments and lower revenue levels. The $3.6 million, or 38% decrease in income taxes payable at June 30, 2001 as compared to the balance at December 31, 2000 is primarily attributable to the net loss recorded in the second quarter of 2001 and to the timing of tax deductions and payments.

On October 28, 1999, we issued $260 million in 4 3/4% convertible subordinated notes due on November 1, 2006. These notes require that we pay interest semi–annually on May 1 and November 1. Holders of these notes may convert them into shares of our common stock at any time on or before November 1, 2006, at a conversion price of $20.72 per share, subject to adjustment in certain events. Beginning on November 6, 2002 and ending on October 31, 2003, we may redeem the notes in whole or in part at a redemption price of 102.71% of the principal amount. In the subsequent three twelve–month periods, the redemption price declines to 102.04%, 101.36% and 100.68% of principal, respectively. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated to all liabilities of our subsidiaries. At June 30, 2001, we had no senior indebtedness and our subsidiaries had $ 3.0 million of other liabilities. Issuance costs relative to the convertible subordinated notes are included in other assets and aggregated approximately $6.9 million and are being amortized to expense over the lives of the notes. Accumulated amortization amounted to approximately $2.9 million at June 30, 2001.

Capital expenditures were approximately $8 million in the first six months of 2001. We expect to spend approximately $15 million to $20 million for the fiscal year ending December 31, 2001.

We own approximately 84 million shares of UMC common stock at a carrying amount of approximately $137.7 million at June 30, 2001. This balance reflects net unrealized losses of $80.1 million ($49.3 million after-tax) through that date on the unrestricted portion of these shares (see Notes 5 and 8). In conjunction with the acquisition of these shares, we received the right to purchase a certain percentage of UMC’s wafer production. We will retain these rights as long as we retain a certain percentage of these shares. Also, due to regulatory restrictions, approximately one-third of our shares may not be sold until after January 2002, with the regulatory restrictions expiring between January 2002 and January 2004.

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

We believe that our existing liquid resources and expected cash generated from operations combined with our ability to borrow additional funds will be adequate to meet our operating and capital requirements and obligations for the next 12 months.

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

Item 7. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2001 and December 31, 2000 our investment portfolio consisted of fixed income securities of $ 523.9 million and $507.3 million, respectively. As with all fixed income instruments, these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of June 30, 2001 and December 31, 2000, the decline in the fair value of the portfolio would not be material. Further, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact on our income or cash flows.

We have international subsidiary and branch operations. Additionally, a portion of our silicon wafer purchases are denominated in Japanese yen. We therefore are subject to foreign currency rate exposure. To mitigate rate exposure with respect to yen-denominated wafer purchases, we maintain yen-denominated bank accounts and bill our Japanese customers in yen. The yen bank deposits are utilized to hedge yen-denominated specific and firm wafer purchases. If the foreign currency rates fluctuate by 10% from rates at June 30, 2001 and December 31, 2000, the effect on our consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

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

	(a) The annual meeting of stockholders was held on May 1, 2001.
	(b) The following directors were elected at the meeting to serve a term of three years:
	Mark O. Hatfield
	Cyrus Y. Tsui

	The following directors are continuing to serve their terms:

	Daniel S. Hauer
	Soo Boon Koh
	Harry A. Merlo
	Larry W. Sonsini

	(c) The matters voted upon at the meeting and results of the voting with respect to those matters are as follows:

	For	Withheld

(1) Election of director:
Mark O. Hatfield	97,176,425	11,310,382
Cyrus Y. Tsui	86,642,192	21,844,615

	For	Against	Abstain	Not Voted

(2) Approval of the
2001 Outside Directors’
Stock Option Plan	62,218,191	23,950,627	176,165	22,141,824

(3) Approval of the
2001 Stock Plan	49,499,095	36,664,123	181,765	22,141,824

(4) Ratification of
PricewaterhouseCoopers
LLP as the Company's
independent public
accountant for the
fiscal year ending
December 31, 2001	97,095,729	581,726	17,161	10,792,191

The foregoing matters are described in further detail in our definitive proxy statement dated March 29, 2001 for the Annual Meeting of Stockholders held on May 1, 2001.

ITEM 6.            Exhibits and Reports on Form 8-K

(a)	Exhibits
None
(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the second quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION (Registrant)

Date: August 9, 2001

By:	/s/ Stephen A. Skaggs
Stephen A. Skaggs
Senior Vice President Finance, Chief Financial Officer and Secretary