Form 10-Q
period 2001-09-30
LATTICE SEMICONDUCTOR CORP
filed 2001-11-09
CIK 855658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number 0-18032

LATTICE SEMICONDUCTOR CORPORATION

(Exact name of Registrant as specified in its charter)

State of Delaware	93–0835214
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5555 N.E. Moore Court, Hillsboro, Oregon	97124–6421
(Address of principal executive offices)	(Zip Code)

(503) 268-8000

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

At September 30, 2001 there were 109,362,409 shares of the Registrant's common stock, $.01 par value, outstanding.

LATTICE SEMICONDUCTOR CORPORATION

INDEX

PART I.  FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2001	2000	2001	2000

Revenue	$58,038	$151,038	$243,218	$416,971

Costs and expenses:
Cost of products sold	21,995	57,437	91,676	160,660
Research and development	17,946	19,923	54,261	57,572
Selling, general and administrative	11,297	20,706	42,064	60,157
Amortization of intangible assets (1)	21,127	20,141	63,024	61,210

Total costs and expenses	72,365	118,207	251,025	339,599

(Loss) income from operations	(14,327)	32,831	(7,807)	77,372

(Loss) gain on foundry investments	(152,795)	--	(152,795)	149,960
Other income (expense), net	403	1,336	4,737	(816)

(Loss) income before (benefit) provision for income taxes	(166,719)	34,167	(155,865)	226,516

(Benefit) provision for income taxes	(62,118)	11,466	(58,863)	82,252

Net (loss) income	$(104,601)	$22,701	$(97,002)	$144,264

Basic net (loss) income per share	$(0.96)	$0.22	$(0.89)	$1.44

Diluted net (loss) income per share	$(0.96)	$0.21	$(0.89)	$1.27

Shares used in per share calculations:

Basic	109,155	103,170	108,635	99,960

Diluted	109,155	121,926	108,635	119,032

(1)           Includes $168 and $336 of amortization of deferred stock compensation expense for the three and nine months ended September 30, 2001, respectively, attributable to Research and Development activities.

See Accompanying Notes to Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEET

(In thousands, except share and par value data)

Assets	September 30,	December 31,
	2001	2000
Current assets:	(unaudited)
Cash and cash equivalents	$240,701	$235,900
Short-term investments	299,419	299,508
Accounts receivable, net	19,251	49,688
Inventories	65,048	59,493
Prepaid expenses and other current assets	34,489	23,249
Deferred income taxes	35,588	49,093

Total current assets	694,496	716,931

Property and equipment, net	66,460	68,554
Foundry investments, advances and other assets	120,284	189,407
Intangible assets, net	227,105	286,358
Deferred income taxes	74,493	34,634

	$1,182,838	$1,295,884

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$52,087	$97,036
Deferred income on sales to distributors	23,342	58,184
Income taxes payable	1,348	9,484

Total current liabilities	76,777	164,704

4¾% Convertible notes due in 2006	260,000	260,000
Other long-term liabilities	17,848	15,525
Commitments and contingencies	--	--

Stockholders' equity:
Preferred stock, $.01 par value,10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $.01 par value, 300,000,000 shares authorized, 109,362,409 and 107,533,379 shares issued and outstanding	1,093	1,075
Paid-in capital	545,846	522,492
Deferred stock compensation	(2,087)	--
Accumulated other comprehensive income (loss)	414	(47,861)
Retained earnings	282,947	379,949

Total stockholders' equity	828,213	855,655

	$1,182,838	$1,295,884

See Accompanying Notes to Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2001	2000
Cash flows from operating activities:
Net (loss) income	$(97,002)	$144,264
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	79,918	76,079
Loss (gain) on foundry investments	152,795	(149,960)
Tax benefit of option exercises	12,220	21,789
Deferred income taxes	(54,296)	8,472
Changes in assets and liabilities:
Accounts receivable	30,437	(39,088)
Inventories	(5,555)	(16,816)
Prepaid expenses and other current assets	(11,240)	13,611
Foundry investments, advances and other assets	(8,085)	--
Accounts payable and accrued expenses	(44,949)	1,176
Deferred income	(34,842)	28,752
Income taxes payable	(8,136)	2,468
Other liabilities	2,323	2,254

Total adjustments	110,590	(51,263)

Net cash provided by operating activities	13,588	93,001

Cash flows from investing activities:
Proceeds from (purchase of) short-term investments, net	89	(176,866)
Foundry investments	--	(575)
Intangible assets acquired	(5,475)	--
Capital expenditures	(12,130)	(25,458)

Net cash used by investing activities	(17,516)	(202,899)

Cash flows from financing activities:
Repurchases of common stock, net	(10,614)	--
Net proceeds from issuance of common stock	19,343	233,065

Net cash provided by financing activities	8,729	233,065

Net increase in cash and cash equivalents	4,801	123,167

Beginning cash and cash equivalents	235,900	113,824

Ending cash and cash equivalents	$240,701	$236,991

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$13,588	$35,823
Cash paid for interest	6,175	6,161
Supplemental disclosures of non-cash investing and financing activities:
Unrealized loss on appreciation of foundry investments included in other comprehensive income	$--	$(19,222)

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

The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as stock options, warrants and convertible notes as outstanding. For the three and nine months ended September 30, 2000, diluted weighted-average shares outstanding include the effect of stock options and warrants and approximately 12.5 million shares issuable on the assumed conversion of our $260 million of convertible subordinated notes. Additionally, diluted net income per share is adjusted to exclude interest expense and debt issuance cost amortization (net of tax) of approximately $2.4 million and $7.2 million, respectively.  For the three and nine months ended September 30, 2001, the computation of net loss per share excludes the effect of stock options, warrants and the convertible notes as their inclusion would be antidilutive. A reconciliation of the numerators and denominators of basic and diluted net income per share is presented below (in thousands, except for per share data):

	Three months ended		Nine months ended
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
Net (loss) income	$(104,601)	$22,701	$(97,002)	$144,264

Shares used in basic net (loss) income per share calculations	109,155	103,170	108,635	99,960
Dilutive effect of stock options, warrants and convertible subordinated notes for periods in 2000	--	18,756	--	19,072
Shares used in diluted net (loss)
income per share	109,155	121,926	108,635	119,032
Basic net (loss) income per share	$(0.96)	$0.22	$(0.89)	$1.44
Diluted net (loss) income per share	$(0.96)	$0.21	$(0.89)	$1.27

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

Note 4 - Inventories (in thousands):

	Sept. 30, 2001	Dec. 31, 2000
Work in progress	$42,374	$37,718
Finished goods	22,674	21,775
	$65,048	$59,493

Note 5 - Changes in Stockholders' Equity (in thousands):

	Common Stock	Paid-in Capital	Deferred Stock Comp.	Other Comprehensive(Loss) income	Retained Earnings	Total

Balances, Dec. 31, 2000

$

1,075

$

522,492

$

--

$

(47,861

)

$

379,949

$

855,655

Common stock issued	24	19,319	--	--	--	19,343

Repurchase of common stock	(6)	(10,608)	--	--	--	(10,614)

Tax benefit of option exercises	--	12,220	--	--	--	12,220

Recognized loss on foundry investments (Note 8)	--	--	--	47,861	--	47,861

Deferred stock compensation	--	2,423	(2,423)	--	--	--

Amortization of deferred stock compensation	--	--	336	--	--	336

Translation adjustment	--	--	--	414	--	414

Net loss for the nine-month period	--	--	--	--	(97,002)	(97,002)

Balances, Sept. 30, 2001	$1,093	$545,846	$(2,087)	$414	$282,947	$828,213

Total comprehensive loss for the first nine-month period of 2001 was approximately $96.6 million and is comprised of $97.0 million net loss from operations and $.4 million of translation adjustments.

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

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142, among other things, establishes new standards for intangible assets acquired in a business combination,  eliminates amortization of goodwill and sets forth requirements to periodically evaluate goodwill for impairment. We expect to adopt this statement during the first quarter of 2002, at which time goodwill and certain intangibles with indefinite lives will no longer be amortized, eliminating quarterly amortization of approximately $8 million. Amortization expense for the third quarter of 2001 was approximately $21.1 million. We will complete an initial goodwill impairment assessment in 2002 to determine if a transition impairment charge should be recognized under SFAS 142.

In October 2001, the FASB issued SFAS 144, “Accounting for the Disposal of Long-Lived Assets,” which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived assets to be Disposed of.” SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed by sale, but provides additional definition and measurement criteria for determining when an impairment has occurred. Goodwill and financial assets are excluded from the scope of SFAS 144, however amortizable intangible assets fall within its scope. We do not expect this pronouncement to materially affect our financial statements when we adopt it during the first quarter of 2002.

Note 7 - Legal Matters:

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

Note 8 – (Loss) Gain on Foundry Investments:

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

In 1996, we entered into an agreement with Utek Corporation (“Utek”), a public Taiwanese company in the wafer foundry business that became affiliated with the UMC group in 1998, pursuant to which we agreed to make a series of equity investments in Utek under specific terms. In exchange for these investments, we received the right to purchase a percentage of Utek's wafer production. Under this agreement, we invested approximately $17.5 million.

On January 3, 2000, UICC and Utek merged into UMC. As a result, during the first quarter of 2000, we recognized a $150.0 million gain ($92.1 million after-tax) in income representing the appreciation of our foundry investment in UICC and Utek. After January 3, 2000, we recorded unrealized gains and losses related to this investment due to changes in the market value of our unrestricted UMC shares, to equity as Accumulated Other Comprehensive Loss. These unrealized losses totaled $77.8 million ($47.9 million net of tax). During the quarter ended September 30, 2001, we recorded a $152.8 million charge to our Consolidated Statement of Operations ($94.9 million net of tax) representing what we believe to be an other than temporary decline in the market value of this investment since the recording of the $150.0 million gain in the first quarter of 2000. The charge includes the $77.8 million in unrealized pre-tax losses previously reflected in Accumulated Other Comprehensive Loss.

We currently own approximately 84 million shares of UMC common stock. We will retain the right to purchase a certain percentage of UMC’s wafer production as discussed above as long as we retain a certain percentage of these shares. Also, due to regulatory restrictions, approximately thirty percent of our shares may not be sold until after January 2002, with the regulatory restrictions expiring between January 2002 and January 2004. As the regulatory restrictions expire and if we liquidate our UMC shares, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported.

Note 9 – Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our sales by major geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000

United States	$26,103	$65,551	$114,469	$180,334
Export sales:
France	1,001	15,739	4,925	45,694
Other Europe	15,415	25,126	59,151	74,507
Asia	12,840	33,909	51,430	83,873
Other	2,679	10,713	13,243	32,563
	31,935	85,487	128,749	236,637
	$58,038	$151,038	$243,218	$416,971

Resale of product through two distributors accounted for approximately 30% and 20% of revenue in the first nine months of 2001, and 23% and 19%, respectively, for the first nine months of 2000. Revenue from one customer, a contract manufacturer, accounted for approximately 10% of total revenues for the first nine months of 2000. More than 90% of our property and equipment is located in the United States. Other long-lived assets located outside the United States consist primarily of foundry investments and advances (see Note 8).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward–looking statements as a result of the factors set forth in the section entitled “Factors Affecting Future Results” and elsewhere in this report.

Results of Operations

Key elements of our consolidated statement of operations, expressed as a percentage of revenues, were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000

Revenue	100.0%	100.0%	100.0%	100.0%
Gross margin	62.1%	62.0%	62.3%	61.5%
Research and development expenses	30.9%	13.2%	22.3%	13.8%
Selling, general and administrative expenses	19.5%	13.7%	17.3%	14.4%
Amortization of intangible assets	36.4%	13.3%	25.9%	14.7%
(Loss) income from operations	(24.7%)	21.7%	(3.2%)	18.6%

Revenue:

Revenue for the third quarter and first nine months of 2001 decreased $93.0 and $173.8 million, or 62% and 42%, as compared to the same calendar periods of 2000, respectively. This revenue decrease is attributable to decreased end customer demand for our products, including our high density products. Revenue declined across all geographies and the communications end market was particularly weak. The semiconductor and PLD markets are currently in the midst of a significant downturn.

In October 2001, we announced that we expected an approximate ten percent sequential decline in quarterly revenue during the fourth quarter of 2001. We believe that this is the result of a continued general decline in PLD consumption, particularly in the communications end market. The extent of this decline and whether this decline will extend beyond the fourth quarter of 2001 is not known at this time.

For the first nine months of 2001, revenue from the sale of high density products decreased $127.7 million, or 41 percent, as compared to the first nine months of 2000, and now comprises 74% of total revenue.

As a percentage of total revenue, U.S. sales increased to 47% for the first nine months of 2001 as compared to 43% for the first nine months of 2000, export sales to Asia increased during the first nine months of 2001 when compared to the first nine months of 2000, rising to 21% from 20%, and export sales to Europe decreased to 26% from 29% for the same period.

Overall average selling prices generally increased in the first two quarters of 2001 as compared to the same calendar period of 2000, but decreased in the third quarter of 2001 when compared with the same 2000 period. Fluctuations in overall average selling prices were due primarily to product mix changes. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products.  Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products.

Gross margin:

Gross margin as a percentage of revenue was 62.1% and 62.3% in the third quarter and first nine months of 2001, as compared to 62.0% and 61.5% in the same calendar periods of 2000, respectively. This gross margin improvement is primarily due to continued reductions in our overall manufacturing costs and improvements in our product mix, which offset the increased proportion of fixed manufacturing costs in the 2001 calendar periods due to the decline in revenue discussed above. Reductions in overall manufacturing costs resulted primarily from yield improvements, migration of products to more advanced technologies and smaller die sizes, and wafer, assembly and test price reductions.

Research and development:

Research and development ("R&D") expenses decreased approximately $2.0 and $3.3 million during the third quarter and first nine months of 2001, respectively, when compared to the same calendar periods of 2000. These decreases are primarily attributable to reductions in discretionary spending.  Spending remained focused on the development of new products. We believe that a continued commitment to research and development is essential in order to maintain product leadership of our existing product families and to provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development.

Selling, General and Administrative Expense:

Selling, general and administrative ("SG&A") expenses decreased approximately $9.4 million and $18.1 million in the third quarter and first nine months of 2001 when compared to the same calendar periods of 2000, respectively.  These decreases were primarily due to lower variable costs associated with reduced revenue and profitability and reductions in discretionary spending and to a lesser extent the reversal in the third quarter of 2001 of $2.8 million of reserves established in the June 1999 Vantis acquisition related to Altera litigation settled in July, 2001 (see Note 7).

Amortization of Intangible Assets:

Amortization of intangible assets was approximately $21.1 million and $63.0 million in the third quarter and first nine months of 2001, increasing slightly when compared to $20.1 million and $61.2 million for the same calendar periods of 2000, respectively.  The estimated weighted average useful life of the intangible assets for current technology, assembled workforce, customer lists, trademarks, patents and residual goodwill is approximately five years.

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142, among other things, establishes new standards for intangible assets acquired in a business combination,  eliminates amortization of goodwill and sets forth requirements to periodically evaluate goodwill for impairment. We expect to adopt this statement during the first quarter of 2002.

In October 2001, the FASB issued SFAS 144, “Accounting for the Disposal of Long-Lived Assets,” which supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived assets to be Disposed of.” SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed by sale, but provides additional definition and measurement criteria for determining when an impairment has occurred. Goodwill and financial assets are excluded from the scope of SFAS 144, however amortizable intangible assets fall within its scope. We do not expect this pronouncement to materially affect our financial statements when we adopt it during the first quarter of 2002.

(Loss) Gain on foundry investments:

The gain on foundry investments in the first quarter of 2000 recorded on January 3, 2000 and the loss on foundry investments recorded in the third quarter of 2001 represents the appreciation and subsequent depreciation of our UMC common shares (see Note 8).

Other income (expense), net:

Other income (expense), net decreased by approximately $.9 million in the third quarter of 2001 as compared to the same calendar quarter of 2000, but increased by approximately $5.6 million in first nine months of 2001 as compared to the same calendar period of 2000, respectively. The decrease in the third quarter of 2001 as compared to the same period in 2000 was primarily due to lower interest rates on invested balances. The increase for the first nine months of 2001 as compared to the same calendar 2000 period was due primarily to increased investment income from cash generated from our follow-on public stock offering completed in July 2000 (see Note 3), which more than offset lower interest rates on invested balances.

(Benefit) provision for income taxes:

The (benefit) provision for income taxes for the third quarter and first nine months of 2001 results in an effective tax rate of (37.3%) and (37.8)% of pretax (loss) income, as compared to 33.6% and 36.3% of pretax income for the same calendar periods of 2000, respectively. The tax benefit in the third quarter and first nine months of 2001 is the result of the pretax loss reported in the period. The tax rates associated with the tax benefit in the third quarter and first nine months of 2001 are higher than the provision rates in the comparable periods of 2000 because of the proportional impact of our marginal tax rate applied to the unrealized gain in 2000 and subsequent unrealized loss in 2001 related to our foundry investments (see Note 8) in comparison to taxes on operating income and non taxable investment income. The effective rate for all periods presented is lower than the combined federal and state statutory rates primarily because of tax-exempt investment income and tax credits.

FACTORS AFFECTING FUTURE RESULTS

A downturn in the communications equipment or computing end markets will cause a reduction in demand for our products and limit our ability to maintain or increase our revenue and profit levels.

A significant portion of our revenue is derived from customers in the communications equipment and computing end markets.  A downturn in the general global economy or in the economies of the countries where we derive significant revenue could lead to a contraction of capital spending on information technology.  This in turn could lead to a reduction in the demand for communications and computing equipment and for our products.  Due to a deterioration in general economic conditions and a significant reduction in information technology capital spending, the communications and computing end markets have declined in 2001 when compared to prior years.  In addition, an abrupt transition from an environment of rapid growth to the current environment in these end equipment markets has resulted in an excess of component inventory within our end customers.

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

Currently the semiconductor industry is experiencing a significant cyclical downturn.  At present and in the future when these or other similar conditions exist, there is likely to be an adverse effect on our operating results.

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

Recently, UMC informed us that as part of an overall capacity rationalization they are planning to close certain of their fabrication facilities.  We are currently developing an advanced wafer manufacturing process at one of the UMC fabs that will be closed.  With UMC's support, we are planning to transfer this process to an alternative UMC fab.  However, transfer of a manufacturing process is a technically demanding and time intensive challenge.  As a result, our new product introduction schedules may be delayed.  This could harm our operating results.

Our marketable securities, which we hold for strategic reasons, are subject to equity price risk and their value may fluctuate.

Currently we hold substantial equity in UMC Corporation, which we acquired as part of a strategic investment to obtain certain manufacturing rights.  The market price and valuation of these equity shares has fluctuated widely due to market and other conditions over which we have little control.  During the quarter ended September 30, 2001, we recorded a $152.8 million pre-tax impairment loss related to this investment.  In the future, UMC shares may continue to experience significant price volatility.  We have not attempted to reduce or eliminate this equity price risk through hedging or similar techniques and hence substantial, sustained changes in the market price of UMC shares could impact our financial results.  To the extent that the market value of our UMC shares remains lower than our cost basis for an extended period of time, our net income would be reduced.

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

•      conditions within the end markets into which we sell our products;

•      the cyclical nature of demand for our customers' products;

•      excessive inventory accumulation by our end customers;

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

Liquidity and Capital Resources

As of September 30, 2001, our principal source of liquidity was $540.1 million of cash and short–term investments, an increase of $4.7 million from the balance of $535.4 million at December 31, 2000. The increase was due primarily to cash generated from operations and exercises of stock options. During the first nine months of 2001, we generated approximately $13.6 million of cash and cash equivalents from our operating activities and stock option exercises as compared with $93.0 million during the first nine months of 2000.

Accounts receivable at September 30, 2001 decreased by $30.4 million, or 61%, as compared to the balance at December 31, 2000. This decrease was primarily due to decreased billings and revenue levels in comparison to the fourth quarter of 2000. Inventories at September 30, 2001 increased by $5.6 million, or nine percent, as compared to the balance at December 31, 2000 primarily due to lower revenue in the first nine months of 2001 and continued receipt of wafers started in prior periods. Wafer starts were significantly reduced during the first nine months of 2001 in response to lower revenue levels, and inventory decreased by approximately $2.8 million, or four percent during the third quarter of 2001, following a similar decline in the previous quarter. Management anticipates that inventory levels will continue to decline during the fourth quarter of 2001 in response to reduced wafer starts. Prepaid expenses and other current assets increased by approximately $11.2 million, or 48%, as compared to the balance at December 31, 2000. This increase is due primarily to estimated income taxes paid in the first quarter of 2001 which are now considered refundable as a result of the pretax loss recorded in the second and third quarters of 2001. Current deferred tax assets decreased by approximately $13.5 million, or 28%, as compared to the balance at December 31, 2000. This was primarily due to the decrease in deferred income on sales to distributors (which is recognized currently for income tax purposes), and to a lesser extent the timing of deductions for certain expenses and allowances. Foundry investments, advances and other assets decreased by approximately $69.1 million, or 36% as compared to the balance at December 31, 2000. This decrease was primarily due to market depreciation of our investment in UMC (see Note 8). Intangible assets, net, decreased by $59.3 million, or 21 percent as compared to the balance at December 31, 2000, primarily due to goodwill and other intangibles amortization, partially offset by new intangible assets acquired during the period which will be amortized over four years. Amortization expense for these new assets was not significant in the March 2001 quarter; for the second quarter and third quarter of 2001 amortization totaled approximately $1.0 million, including $0.3 million of deferred compensation expense. The increase in non-current deferred income taxes of $39.9 million, or 115%, at September 30, 2001 as compared to December 31, 2000 is due primarily to the elimination in the third quarter of 2001 of the deferred tax liability originally recorded on January 3, 2000 in conjunction with the gain recognized on the appreciation of our UMC shares (see Note 8). Such deferred tax liability, which had been netted against non-current deferred income tax assets in our consolidated balance sheet, is no longer provided as the impairment loss recognized in the third quarter of 2001 is slightly in excess of the original gain recorded. The increase in non-current deferred taxes is also due, to a lesser extent, to the net tax effect of intangible asset amortization.

Accounts payable and accrued expenses at September 30, 2001 decreased by $44.9 million, or 46%, as compared to the balance at December 31, 2000. This decrease is due primarily to a decrease in wafer purchases as discussed above and contracted assembly activities in response to decreased customer demand and revenue levels.  Deferred income at September 30, 2001 decreased by $34.8 million, or 60%, as compared to the balance at December 31, 2000, due primarily to decreased billings to distributors associated with decreased shipments and lower revenue levels. The $8.1 million, or 86% decrease in income taxes payable at September 30, 2001 as compared to the balance at December 31, 2000 is primarily attributable to the net loss recorded in the second and third quarters of 2001 and to the timing of tax deductions and payments.

On October 28, 1999, we issued $260 million in 4 3/4% convertible subordinated notes due on November 1, 2006. These notes require that we pay interest semi–annually on May 1 and November 1. Holders of these notes may convert them into shares of our common stock at any time on or before November 1, 2006, at a conversion price of $20.72 per share, subject to adjustment in certain events. Beginning on November 6, 2002 and ending on October 31, 2003, we may redeem the notes in whole or in part at a redemption price of 102.71% of the principal amount. In the subsequent three twelve–month periods, the redemption price declines to 102.04%, 101.36% and 100.68% of principal, respectively. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated to all liabilities of our subsidiaries. At September 30, 2001, we had no senior indebtedness and our subsidiaries had $2.8 million of other liabilities. Issuance costs relative to the convertible subordinated notes are included in other assets and aggregated approximately $6.9 million and are being amortized to expense over the lives of the notes. Accumulated amortization amounted to approximately $3.2 million at September 30, 2001.

Capital expenditures were approximately $12 million in the first nine months of 2001. We expect to spend approximately $15 million to $18 million for the fiscal year ending December 31, 2001.

We own approximately 84 million shares of UMC common stock at a carrying amount of approximately $65.7 million at September 30, 2001. In conjunction with the acquisition of these shares, we received the right to purchase a certain percentage of UMC’s wafer production. We will retain these rights as long as we retain a certain percentage of these shares. Also, due to regulatory restrictions, approximately thirty percent of our shares may not be sold until after January 2002, with the regulatory restrictions expiring between January 2002 and January 2004.

In June 1999, as part of our acquisition of Vantis, we entered into a series of agreements with AMD to support the continuing operations of Vantis. AMD is contractually obligated to provide us with finished silicon wafers through September 2003 in quantities based either on a rolling six-month or an annual forecast.  We have committed to buy certain minimum quantities of wafers and AMD has committed to supply certain quantities of wafers during this period.  Wafers for our products are manufactured in the United States at multiple AMD wafer fabrication facilities.  Prices for these wafers will be reviewed and adjusted periodically.

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

Item 7. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2001 and December 31, 2000 our investment portfolio consisted of fixed income securities of $512.2 million and $507.3 million, respectively. As with all fixed income instruments, these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of September 30, 2001 and December 31, 2000, the decline in the fair value of the portfolio would not be material. Further, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact on our income or cash flows.

We have international subsidiary and branch operations. Additionally, a portion of our silicon wafer purchases are denominated in Japanese yen. We therefore are subject to foreign currency rate exposure. To mitigate rate exposure with respect to yen-denominated wafer purchases, we maintain yen-denominated bank accounts and bill our Japanese customers in yen. The yen bank deposits are utilized to hedge yen-denominated specific and firm wafer purchases. If the foreign currency rates fluctuate by 10% from rates at September 30, 2001 and December 31, 2000, the effect on our consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

We are exposed to equity price risk and foreign currency rate exposure due to our equity investment in UMC (see Note 8). These shares are traded on the Taiwanese stock exchange and are valued in New Taiwanese Dollars. Neither a 10% change in equity price related to this investment nor a 10% fluctuation in exchange rates would have a material impact on our liquidity. However, there can be no assurance that there will not be a material impact in the future.

PART II.   OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

None

(b)           Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION (Registrant)

Date: November 9, 2001

By:	/s/ Stephen A. Skaggs
Stephen A. Skaggs
Senior Vice President Finance, Chief Financial Officer and Secretary