Form 10-Q
period 2002-03-31
LATTICE SEMICONDUCTOR CORP
filed 2002-05-10
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(503) 268-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

At March 31, 2002, there were 109,636,811 shares of the Registrant’s common stock, $.01 par value, outstanding.

LATTICE SEMICONDUCTOR CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
Revenue	$58,878	$111,098

Costs and expenses:
Cost of products sold	23,606	41,910
Research and development	21,385	18,189
Selling, general and administrative	11,858	17,401
In-process research and development	24,200	—
Amortization of intangible assets (1)	18,623	20,737

Total costs and expenses	99,672	98,237

(Loss) income from operations	(40,794)	12,861

Other (expense) income, net	(1,901)	2,951

(Loss) income before (benefit) provision for income taxes	(42,695)	15,812

(Benefit) provision for income taxes	(17,078)	4,536

Net (loss) income	$(25,617)	$11,276

Basic net (loss) income per share	$(0.23)	$0.10

Diluted net (loss) income per share	$(0.23)	$0.10

Shares used in per share calculations:

Basic	109,558	108,082

Diluted	109,558	112,038

(1) Includes $561 and $36 of amortization of deferred stock compensation expense for the three months ended March 31, 2002 and March 31, 2001, respectively, attributable to Research and Development activities.

See Accompanying Notes to Condensed Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share and par value data)

(unaudited)

	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$80,863	$250,203
Short-term investments	199,058	281,363
Accounts receivable, net	36,829	19,452
Inventories	63,751	64,926
Income taxes receivable and other current assets	33,051	28,747
Deferred Income taxes	30,068	31,591

Total current assets	443,620	676,282

Property and equipment, net	63,371	63,222
Foundry investments, advances and other assets	165,753	162,418
Intangible assets, net	195,868	125,081
Goodwill	223,439	81,387
Deferred income taxes	72,384	65,590

	$1,164,435	$1,173,980

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$43,957	$38,255
Deferred income on sales to distributors	20,099	18,103
Income taxes payable	2,349	2,751

Total current liabilities	66,405	59,109

4 3/4% Convertible notes due in 2006	260,000	260,000
Other long-term liabilities	16,295	15,101
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 109,636,811 and 109,428,061 shares issued and outstanding	1,097	1,094
Paid-in capital	557,682	548,053
Deferred stock compensation	(9,192)	(2,739)
Accumulated other comprehensive income	27,335	22,932
Retained earnings	244,813	270,430

Total stockholders’ equity	821,735	839,770

	$1,164,435	$1,173,980

See Accompanying Notes to Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net (loss) income	$(25,617)	$11,276
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,823	26,151
In-process research and development	24,200	—
Tax benefit of option exercises	456	6,539
Deferred income taxes	(7,625)	2,579
Changes in assets and liabilities (net of effect of business combination):
Accounts receivable	(17,377)	19,410
Inventories	3,999	(10,657)
Income taxes receivable and other current assets	(3,044)	264
Foundry investments, advances and other assets	(1,274)	(2,204)
Intangible assets	—	667
Accounts payable and accrued expenses	4,200	(17,719)
Deferred income	1,996	(10,310)
Income taxes payable	(402)	(6,820)
Other liabilities	1,036	317

Total adjustments	29,988	8,217

Net cash provided by operating activities	4,371	19,493

Cash flows from investing activities:
Proceeds from (purchase of) short-term investments, net	82,305	(34,281)
Acquisition of Agere FPGA	(254,175)	—
Other intangible assets acquired	—	(5,429)
Capital expenditures	(4,707)	(3,989)

Net cash used in investing activities	(176,577)	(43,699)

Cash flows from financing activities:
Repurchases of common stock, net	—	(6,160)
Net proceeds from issuance of common stock	2,866	10,044

Net cash provided by financing activities	2,866	3,884

Net decrease in cash and cash equivalents	(169,340)	(20,322)

Beginning cash and cash equivalents	250,203	235,900

Ending cash and cash equivalents	$80,863	$215,578

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$443	$5,421
Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain on appreciation of foundry investments included in other comprehensive income	$4,251	$6,157

See Accompanying Notes to Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation:

The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in our opinion include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

On January 18, 2002, we completed the acquisition of the field-programmable gate array (“FPGA”) business (“Agere FPGA”) of Agere Systems Inc. (“Agere”) for $250 million in cash. This transaction was accounted for as a purchase, and accordingly, the results of operations for Agere FPGA and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning January 18, 2002. This acquisition is discussed further in Note 4.

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

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors, including those related to the acquisition of Agere FPGA, set forth in the section entitled “Factors Affecting Future Results” and elsewhere in the report.

Note 2 — Revenue Recognition:

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

Note 3 — Net Income Per Share:

Net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, warrants to purchase common stock and convertible subordinated notes.

The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as stock options, warrants and convertible subordinated notes as outstanding. For the three months ended March 31, 2001, diluted weighted-average shares outstanding include the effect of stock options and warrants but exclude the effect of $260 million of convertible subordinated notes as they are antidilutive.  For the three months ended March 31, 2002, the computation of net loss per share excludes the effect of stock options, warrants and the convertible notes as their inclusion would be antidilutive. A reconciliation of the numerators and denominators of basic and diluted net income per share is presented below (in thousands, except for per share data):

	Three months ended
	March 31, 2002	March 31, 2001
Net (loss) income	$(25,617)	$11,276

Shares used in basic net (loss) income per share calculations	109,558	108,082
Dilutive effect of stock options and warrants in 2001	—	3,956

Shares used in diluted net (loss) income per share	109,558	112,038

Basic net (loss) income per share	$(0.23)	$0.10
Diluted net (loss) income per share	$(0.23)	$0.10

Note 4 — Acquisition of Agere FPGA:

On January 18, 2002, we completed the acquisition of Agere FPGA for $250 million in cash. This acquisition increased our share of the PLD market, accelerated our entry into the FPGA portion of the market and provided us with additional technical employees and intellectual property. This acquisition principally comprises intellectual property which is valued using a discounted cash flow methodology of which goodwill is a by-product. The transaction was completed pursuant to an Asset Purchase Agreement dated as of December 7, 2001 between Lattice and Agere.  The components of  the purchase price were as follows (in millions):

Cash	$250.0
Estimated direct acquisition costs	6.3
Total	$256.3

In accordance with Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on an independent appraisal and our estimates. The purchase price allocation is subject to further refinement and change over the next three quarters. We are in the process of completing our integration of Agere FPGA, and accordingly, the amounts recorded are based on our current estimates of these costs. The total purchase price was allocated as follows (in millions):

Excess of purchase price over net assets acquired	$142.0
Current technology	63.3
In-process research and development	24.2
Fair value of non-compete agreement	13.8
Licensed technology	10.2
Inventory	2.6
Backlog	1.6
Property, plant and equipment	.2
Accrued liabilities	(1.6)

Total	$256.3

There were no significant exit costs incurred or accrued in connection with this transaction. Management expects the costs of this acquisition, including goodwill, to be deductible for income tax purposes.

Employees joining us during the quarter from Agere were awarded approximately 1.1 million stock options which vest ratably over four years at a grant price of $14.76 per option. The difference between grant price and market value of our common stock on the grant date, aggregating approximately $7.0 million, was recorded as paid-in capital and deferred stock compensation and is being amortized to operations ratably over the vesting period as part of Amortization of Intangible Assets.

In-Process Research and Development (“IPR&D”)

IPR&D consists of those products that are not yet proven to be technologically feasible but have been developed to a point where there is value associated with them in relation to potential future revenue. Because technological feasibility was not yet proven and no alternative future uses are believed to exist for the in-process technologies, the assigned value was expensed immediately upon the closing date of the acquisition.

The value of $24.2 million assigned to acquired IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. The acquired IPR&D includes revisions to the ORCA 4 FPGA family (increasing speed and density) which were approximately 85% complete and estimated to be completed by 2003 at an estimated cost of $1.5 million, the next generation ORCA 5 FPGA family (increasing speed and density while reducing die size) which was approximately 50% complete and estimated to be completed by 2004 at an estimated cost of $2 million, and future development of FPSC field-programmable system chips (field-programmable system chips which combine embedded pre-defined logic circuits with the ORCA 4 and ORCA 5 FPGA platforms) which were approximately 25% to 90% complete. FPSC products were estimated to be completed by 2004 at an estimated cost of $2 million. The value was determined by an income approach where fair value is the present value of projected free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over 5-7 year periods were discounted at rates ranging from 23 to 25 percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management’s estimates of revenue, expenses and asset requirements.

All of these projects have completion risks related to silicon functionality, architecture performance, process technology availability, packaging technology, continued availability of key technical personnel, product reliability and availability of software support. To the extent that estimated completion dates are not met, revenue opportunity will be permanently lost and the risk of competitive product introductions will be greater.

Useful lives of intangible assets

The current and licensed technology included in the acquisition of Agere FPGA has an estimated weighted average useful life of approximately seven years, and the non-compete agreement estimated useful life is approximately three years resulting in a weighted average useful life of approximately 6.3 years.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the excess of purchase price over net assets acquired, or Goodwill, will be subject to an impairment test at least annually and will not be amortized (see Note 7).

Pro forma results

The following pro forma results of operations information are provided for illustrative purposes only and do not purport to be indicative of the consolidated results of operations for future periods or that actually would have been realized had Lattice and Agere FPGA been a consolidated entity during the periods presented. The pro forma results combine the results of operations as if Agere FPGA had been acquired as of the beginning of the periods presented. These pro forma results do not include the effect of non-recurring purchase accounting adjustments. The results do include the impact of certain adjustments such as intangible asset amortization, estimated changes in interest income (expense) related to cash outlays associated with the transaction and income tax benefits related to the aforementioned adjustments. Additionally, the in-process research and development charge of $24.2 million discussed above has been excluded from the periods presented due to its non-recurring nature:

(in thousands, except per share amounts)

(unaudited)

	Three months ended
	March 31, 2002	March 31, 2001
Revenue	$64,270	$131,098
Net (loss) income	$(10,089)	$9,320
Basic net (loss) income per share	$(.09)	$.09
Diluted net (loss) income per share	$(.09)	$.08

Note 5 — Inventories (in thousands):

	March 31, 2002	Dec. 31, 2001
Work in progress	$41,054	$44,460
Finished goods	22,697	20,466
	$63,751	$64,926

Note 6 — Changes in Stockholders’ Equity (in thousands):

				Accumulated Other Comprehensive Income
			Deferred Stock Comp.
	Common Stock	Paid-in Capital			Retained Earnings
						Total

Balances, Dec. 31, 2001

$

1,094

$

548,053

$

(2,739

)

$

22,932

$

270,430

$

839,770

Common stock issued	3	2,159	—	—	—	2,162

Tax benefit of option exercises	—	456	—	—	—	456

Unrealized gain on foundry investments (Note 9)	—	—	—	4,251	—	4,251

Deferred stock compensation	—	7,014	(7,014)	—	—	—

Amortization of deferred stock compensation	—	—	561	—	—	561

Translation adjustment	—	—	—	152	—	152

Net loss for the three-month period	—	—	—	—	(25,617)	(25,617)

Balances, March 31, 2002	$1,097	$557,682	$(9,192)	$27,335	$244,813	$821,735

Total comprehensive loss for the first three-month period of 2002 was approximately $21.2 million and was comprised of $25.6 million net loss from operations, $4.3 million unrealized gain on foundry investments and $0.2 million of translation adjustments.

Note 7 — New Accounting Pronouncements:

In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142, among other things, establishes new standards for intangible assets acquired in a business combination, eliminates amortization of goodwill and sets forth requirements to periodically evaluate goodwill for impairment. We adopted this statement during the first quarter of 2002 and thus goodwill and certain intangibles with indefinite lives are no longer being amortized. Accordingly, approximately $8 million of previous quarterly amortization is no longer being recorded. We have completed an initial goodwill impairment assessment to determine if a transition impairment charge should be recognized under SFAS 142. Upon assessment, no transition impairment charge was recorded.

The following table presents the impact of SFAS 142 on net income and net income per share had the new standard been in effect for the quarter ended March 31, 2001:

(in thousands, except per share amounts)

(unaudited)

	Three months ended
	March 31, 2002	March 31, 2001
Net (loss) income—as reported	$(25,617)	$11,276
Adjustments:
Amortization of goodwill	—	7,982
Income tax effect	—	(2,290)
Net adjustments	—	5,692
Net (loss) income—as adjusted	$(25,617)	$16,968
Basic net (loss) income per share—as reported	$(.23)	$.10
Basic net (loss) income per share—adjusted	$(.23)	$.16
Diluted net (loss) income per share—as reported	$(.23)	$.10
Diluted net (loss) income per share—adjusted	$(.23)	$.15

The following tables present details of the Company’s total purchased intangible assets (in millions):

		Accumulated amortization
March 31, 2002	Gross		Net
Current technology	$273.6	$(120.0)	$153.6
Customer list	17.4	(9.7)	7.7
Licenses	10.2	(0.3)	9.9
Non-compete agreements	13.8	(0.9)	12.9
Patents and trademarks	26.8	(15.0)	11.8
Total	$341.8	$(145.9)	$195.9

		Accumulated amortization
December 31, 2001	Gross		Net
Current technology	$210.2	$(106.8)	$103.4
Customer list	17.4	(8.9)	8.5
Patents and trademarks	26.8	(13.6)	13.2
Total	$254.4	$(129.3)	$125.1

The estimated future amortization expense of purchased intangible assets as of March 31, 2002 is as follows (in millions):

Fiscal Year:	Amount
2002 (remaining nine months)	$52.0
2003	68.9
2004	41.3
2005	11.8
2006	8.2
2007	8.2
Later years	5.5
$195.9

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of March 31, 2002 is approximately $1.9 million for the remaining nine months of 2002, $2.5 million annually for 2003 and 2004, and $2.0 million for 2005.

In October 2001, the FASB issued SFAS 144, “Accounting for the Disposal of Long-Lived Assets,” which supersedes SFAS 121, “Accounting for the Impairment Of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed by sale, but provides additional definition and measurement criteria for determining when an impairment has occurred. Goodwill and financial assets are excluded from the scope of SFAS 144, however amortizable intangible assets fall within its scope. The adoption of this statement in the first quarter of 2002 did not have a material impact on our consolidated financial statements.

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.” Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

Note 8 — Legal Matters:

We are not currently a party to any material legal proceedings.

Note 9 — Unrealized Gain on Foundry Investments:

In 1995, we entered into a series of agreements with United Microelectronics Corporation (“UMC”), a public Taiwanese company, pursuant to which we agreed to join UMC and several other companies to form a separate Taiwanese corporation, (“UICC”), for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China.  Under the terms of the agreements, we invested approximately $49.7 million for an approximate 10% equity interest in the corporation and the right to receive a percentage of the facility’s wafer production at market prices.

In 1996, we entered into an agreement with Utek Corporation (“Utek”), a public Taiwanese company in the wafer foundry business that became affiliated with the UMC group in 1998, pursuant to which we agreed to make a series of equity investments in Utek under specific terms. In exchange for these investments, we received the right to purchase a percentage of Utek’s wafer production. Under this agreement, we invested approximately $17.5 million. On January 3, 2000, UICC and Utek merged into UMC.

The net book value of our investment in UMC at December 31, 2001 was approximately $103.1 million. During the March 2002 quarter, we recorded a $6.6 million unrealized gain ($4.3 million net of tax and reflected in Accumulated Other Comprehensive Income) related to changes in the market value of our unrestricted UMC shares, increasing the net book value of this investment to approximately $109.7 million at March 31, 2002.

We currently own approximately 84 million shares of UMC common stock. Restrictions by UMC and the Taiwan government apply to approximately 28% of these shares.  If we liquidate our UMC shares, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.

Note 10 — Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our sales by major geographic area were as follows (in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
United States	$24,716	$53,254
Export sales:
Europe	17,208	27,359
Asia	13,307	23,861
Other	3,647	6,624
	34,162	57,844
	$58,878	$111,098

Resale of product through two distributors accounted for approximately 25% and 17% of revenue in the first three months of 2002, and 28% and 22%, respectively, for the first three months of 2001. More than 90% of our property and equipment is located in the United States. Other long-lived assets located outside the United States consist primarily of foundry investments and advances (see Note 9).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Results of Operations

Key elements of our consolidated statement of operations, expressed as a percentage of revenues, were as follows:

	Three Months Ended
	March 31, 2002	March 31, 2001
Revenue	100.0%	100.0%
Gross margin	59.9%	62.3%
Research and development expenses	36.3%	16.4%
Selling, general and administrative expenses	20.1%	15.7%
In-process research and development	41.1%	—
Amortization of intangible assets	31.6%	18.7%
(Loss) income from operations	(69.3)%	11.6%

Revenue:

Revenue for the first quarter of 2002 decreased $52.2 million, or 47%, as compared to the first quarter of 2001. The composition of our revenue by product family for the first quarter of 2002 and 2001, respectively, was as follows:

	Three Months Ended
	March 31, 2002	March 31, 2001
FPGA	8%	0%
CPLD	71%	77%
SPLD	21%	23%

We acquired Agere FPGA on January 18, 2002. Revenue from the sale of FPGA devices subsequent to the acquisition was approximately $4.7 million. Prior to the acquisition, we had no significant revenue from the sale of FPGA devices.

During 2001, the semiconductor and PLD markets experienced a significant downturn, which has continued into the first quarter of 2002. Our revenue decrease in the first quarter of 2002 as compared to the first quarter of 2001 was a result of this downturn and the resultant decrease in demand for our products. Revenue declined across all geographies while the communications end market was particularly weak.

As a percentage of total revenue, U.S. sales decreased to 42% for the first three months of 2002 as compared to 48% for the first three months of 2001, export sales to Asia increased during the first three months of 2002 when compared to the first three months of 2001, rising to 23% from 21%, and export sales to Europe increased to 29% from 25% for the same period.

Overall average selling prices decreased in the first quarter of 2002 as compared to the first quarter of 2001 as a result of the significant downturn in the semiconductor and PLD markets, and to a lesser extent due to product mix changes. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products.  Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See “Factors Affecting Future Results.”

Gross margin:

Gross margin as a percentage of revenue was 59.9% in the first quarter of 2002, as compared to 62.3% for the first quarter of 2001. This gross margin decrease was primarily due to lower margins realized on finished goods inventory purchased in conjunction with our acquisition of Agere FPGA and the increased proportion of fixed manufacturing costs in the 2002 first quarter due to the decline in revenue discussed above.  These factors more than offset continued reductions in our overall manufacturing costs. Reductions in overall manufacturing costs resulted primarily from yield improvements, migration of products to more advanced technologies and smaller die sizes, and wafer, assembly and test price reductions.

Research and development:

Research and development (“R&D”) expenses increased approximately $3.2 million during the first quarter of 2002 when compared to the first quarter of 2001. This increase was primarily due to increased engineering headcount and related spending and also due to our acquisition of Agere FPGA. We believe that a continued commitment to research and development is essential in order to maintain product leadership of our existing product families and to provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development.

Selling, General and Administrative Expense:

Selling, general and administrative (“SG&A”) expenses decreased approximately $5.5 million in the first quarter of 2002 when compared to the first quarter of 2001. These decreases were primarily due to lower variable costs associated with reduced revenue and profitability and reductions in discretionary spending.

In-Process Research and Development:

IPR&D consists of those products that are not yet proven to be technologically feasible but have been developed to a point where there is value associated with them in relation to potential future revenue. Because technological feasibility was not yet proven and no alternative future uses are believed to exist for the in-process technologies, the assigned value was expensed immediately upon the closing date of the acquisition.

The value of $24.2 million assigned to acquired IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. The acquired IPR&D includes revisions to the ORCA 4 FPGA family (increasing speed and density) which were approximately 85% complete and estimated to be completed by 2003 at an estimated cost of $1.5 million, the next generation ORCA 5 FPGA family (increasing speed and density while reducing die size) which was approximately 50% complete and estimated to be completed by 2004 at an estimated cost of $2 million, and future development of FPSC field-programmable system chips (field-programmable system chips which combine embedded pre-defined logic circuits with the ORCA 4 and ORCA 5 FPGA platforms) which were approximately 25% to 90% complete. FPSC products were estimated to be completed by 2004 at an estimated cost of $2 million. The value was determined by an income approach where fair value is the present value of projected free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over 5-7 year periods were discounted at rates ranging from 23 to 25 percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management’s estimates of revenue, expenses and asset requirements.

All of these projects have completion risks related to silicon functionality, architecture performance, process technology availability, packaging technology, continuing availability of key personnel, product reliability and availability of software support. To the extent that estimated completion dates are not met, revenue opportunity will be permanently lost and the risk of competitive product introductions are greater.

Useful lives of intangible assets:

The current and licensed technology included in the acquisition of Agere FPGA has an estimated weighted average useful life of approximately seven years, and the non-compete agreement estimated useful life is approximately three years resulting in a weighted average useful life of approximately 6.3 years.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the excess of purchase price over net assets acquired, or Goodwill, will be subject to an impairment test at least annually and will not be amortized.

Amortization of Intangible Assets:

Amortization of intangible assets was approximately $18.6 million in the first quarter of 2002, a decrease of $2.1 million or 10% as compared to $20.7 million for the first quarter of 2001. This decrease is the result of an $8.0 million quarterly decrease related to the cessation of amortizing goodwill upon the adoption of SFAS No. 142 in the first quarter of 2002 (see Note 7), partially offset by amortization of approximately $5.3 million for intangible assets recorded in conjunction with the acquisition of Agere FPGA on January 18, 2002. The estimated useful life of the intangible assets, including those acquired in the acquisition of Agere FPGA, is generally from three to seven years.

Other (expense) income, net:

Other (expense) income, net decreased by approximately $4.9 million in the first quarter of 2002 as compared to the first quarter of 2001. This decrease was primarily due to lower invested balances associated with the acquisition of Agere FPGA (see Note 4) and lower interest rates on invested balances.

(Benefit) provision for income taxes:

The (benefit) provision for income taxes for the first quarter of 2002 results in an effective tax rate of (40.0)% of pretax loss, as compared to 28.7% of pretax income for the first quarter of 2001. The tax benefit in the first quarter of 2002 is the result of the pretax loss reported in the period. The tax rates associated with the tax benefit in the first quarter of 2002 is higher than the provision rates in the first quarter of 2001 because of the proportional impact of our marginal tax rate applied to operating income and non taxable investment income. The effective rate for all periods presented is different than the combined federal and state statutory rates primarily because of tax-exempt investment income and tax credits.

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

Due to a deterioration in overall economic conditions and a significant reduction in information technology capital spending, the communications and computing end markets declined in 2001 when compared to prior years. These conditions continued through the first quarter of 2002.  In addition, the abrupt transition from an environment of rapid growth to the current environment in these end equipment markets has resulted in an excess of component inventory within our end customers.  At present and in the future when these or other similar conditions exist, there is likely to be an adverse effect on our operating results.

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

Beginning in 2001, the semiconductor industry experienced a significant downturn.  At present and in the future when these or other similar conditions exist, there is likely to be an adverse effect on our operating results.

We may experience unexpected difficulties integrating the FPGA business we recently purchased from Agere.

On January 18, 2002, we acquired the FPGA business of Agere Systems and are currently in the process of integrating this business with our operations.  If our integration is unsuccessful, more difficult or more time consuming than originally planned, we may incur unexpected disruptions to our ongoing business.  These disruptions could harm our operating results.  Further, the following specific factors may adversely affect our ability to integrate the FPGA business of Agere:

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

In addition, as part of our acquisition, we entered into agreements with Agere to obtain certain manufacturing, intellectual property and transition support and services.  In the event that Agere fails to provide this support and service, or provides such support and service at a level of quality and timeliness inconsistent with the historical delivery of such support and service, our ability to integrate the FPGA business will be hampered and our operating results may be harmed.

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

In late 2001, UMC informed us that as part of an overall capacity rationalization they were planning to close certain of their fabrication facilities.  We were developing an advanced wafer manufacturing process at one of the UMC fabs that has been closed.  With UMC’s support, we have transferred this process to alternative UMC fabs.  However, transfer of a manufacturing process is a technically demanding and time intensive challenge.  As a result, our new product introduction schedules have been delayed.  This could harm our operating results.

Our marketable securities, which we hold for strategic reasons, are subject to equity price risk and their value may fluctuate.

Currently we hold substantial equity in UMC Corporation, which we acquired as part of a strategic investment to obtain certain manufacturing rights.  The market price and valuation of these equity shares has fluctuated widely due to market and other conditions over which we have little control.  During the year ended December 31, 2001, we recorded a $152.8 million pre-tax impairment loss related to this investment.  In the future, UMC shares may continue to experience significant price volatility.  We have not attempted to reduce or eliminate this equity price risk through hedging or similar techniques and hence substantial, sustained changes in the market price of UMC shares could impact our financial results.  To the extent that the market value of our UMC shares experiences further deterioration for an extended period of time, our net income could be reduced.

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

New Accounting Pronouncements

In October 2001, the FASB issued SFAS 144, “Accounting for the Disposal of Long-Lived Assets,” which supersedes SFAS 121, “Accounting for the Impairment Of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed by sale, but provides additional definition and measurement criteria for determining when an impairment has occurred. Goodwill and financial assets are excluded from the scope of SFAS 144, however amortizable intangible assets fall within its scope. The adoption of this statement in the first quarter of 2002 did not have a material impact on our consolidated financial statements.

In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142, among other things, establishes new standards for intangible assets acquired in a business combination, eliminates amortization of goodwill and sets forth requirements to periodically evaluate goodwill for impairment. We adopted this statement during the first quarter of 2002 and thus goodwill and certain intangibles with indefinite lives are no longer being amortized. Accordingly, approximately $8 million of quarterly amortization is no longer being recorded. We have completed an initial goodwill impairment assessment to determine if a transition impairment charge should be recognized under SFAS 142. Upon assessment, no transition impairment charge was recorded.

The following table presents the impact of SFAS 142 on net income and net income per share had the new standard been in effect for the quarter ended March 31, 2001:

(in thousands, except per share amounts)

(unaudited)

	Three months ended
	March 31, 2002	March 31, 2001
Net (loss) income—as reported	$(25,617)	$11,276
Adjustments:
Amortization of goodwill	—	7,982
Income tax effect	—	(2,290)
Net adjustments	—	5,692
Net (loss) income—as adjusted	$(25,617)	$16,968
Basic net (loss) income per share—as reported	$(.23)	$.10
Basic net (loss) income per share—adjusted	$(.23)	$.16
Diluted net (loss) income per share—as reported	$(.23)	$.10
Diluted net (loss) income per share—adjusted	$(.23)	$.15

The following tables present details of the Company’s total purchased intangible assets (in millions):

		Accumulated amortization
March 31, 2002	Gross		Net
Current technology	$273.6	$(120.0)	$153.6
Customer list	17.4	(9.7)	7.7
Licenses	10.2	(0.3)	9.9
Non-compete agreements	13.8	(0.9)	12.9
Patents and trademarks	26.8	(15.0)	11.8
Total	$341.8	$(145.9)	$195.9

		Accumulated amortization
December 31, 2001	Gross		Net
Current technology	$210.2	$(106.8)	$103.4
Customer list	17.4	(8.9)	8.5
Patents and trademarks	26.8	(13.6)	13.2
Total	$254.4	$(129.3)	$125.1

The estimated future amortization expense of purchased intangible assets as of March 31, 2002 is as follows (in millions):

Fiscal Year:	Amount
2002 (remaining nine months)	$52.0
2003	68.9
2004	41.3
2005	11.8
2006	8.2
2007	8.2
Later years	5.5
$195.9

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of March 31, 2002 is approximately $1.9 million for the remaining nine months of 2002, $2.5 million annually for 2003 and 2004, and $2.0 million for 2005.

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.” Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

Item 7(a) Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2002 and December 31, 2001 our investment portfolio consisted of fixed income securities of $277.0 million and $508.2 million, respectively. As with all fixed income instruments, these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of March 31, 2002 and December 31, 2001, the decline in the fair value of our portfolio would not be material. Further, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact on our income or cash flows.

We have international subsidiary and branch operations. Additionally, a portion of our silicon wafer purchases are denominated in Japanese yen. We therefore are subject to foreign currency rate exposure. To mitigate rate exposure with respect to our yen-denominated wafer purchases, we maintain yen-denominated bank accounts and bill our Japanese customers in yen. The yen bank deposits are utilized to hedge specific and firm yen-denominated wafer purchases. If the foreign currency rates were to fluctuate by 10% from rates at March 31, 2002 and December 31, 2001, the effect on our consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

We are exposed to equity price risk due to our equity investment in UMC (see Note 9). Neither a 10% increase nor a further 10% decrease in equity price related to this investment would have a material effect on our consolidated financial statements. We have not attempted to reduce or eliminate this equity price risk through hedging or similar techniques and hence substantial, sustained changes in the market price of UMC shares could impact our financial results.  To the extent that the market value of our UMC shares experiences further deterioration for an extended period of time, our net income could be reduced.

Liquidity and Capital Resources

As of March 31, 2002, our principal source of liquidity was $279.9 million of cash and short-term investments, a decrease from the balance of $531.6 million at December 31, 2001. Working capital decreased to $377.2 million at March 31, 2002 from $617.2 million at December 31, 2001. These decreases were primarily due to cash used for the acquisition of the FPGA business of Agere on January 18, 2002.  During the first quarter of 2002, we generated approximately $4.4 million of cash and cash equivalents from our operations compared with $19.5 million during the first quarter of 2001. This reduction in cash generation was driven primarily by reduced receipts from end customers and distributors in conjunction with lower revenue levels as a result of the significant downturn in the semiconductor and PLD markets, as well as reduced cash flow from stock option exercises.

Accounts receivable at March 31, 2002 increased by $17.4 million, or 89%, as compared to the balance at December 31, 2001. This increase was primarily due to increased billings and revenue and the timing of billings and payments during the quarter as compared to the fourth quarter of 2001. Income taxes receivable and other current assets increased by approximately $4.3 million, or 15%, as compared to the balance at December 31, 2001. This increase is due primarily to an increase in previously paid income taxes which are now refundable. Net intangible assets increased by $73.8 million, or 59% as compared to the balance at December 31, 2001, primarily due to intangible assets recorded in conjunction with the acquisition of Agere FPGA (see Note 4). These additions were partially offset by amortization expense of $18.6 million, including $0.6 million of deferred compensation expense. Goodwill increased by $142.1 million, or 175% as compared to the balance at December 31, 2001. This increase is due to goodwill recorded in conjunction with the acquisition of Agere FPGA (see Note 4). Beginning in 2002, goodwill is no longer amortized (see Note 7). The increase in non-current deferred income taxes of $6.8 million, or 10%, at March 31, 2002 as compared to December 31, 2001 is due primarily to the write-off of $24.2 million of in-process research and development related to the acquisition of

Agere FPGA (see Note 4) for financial statement purposes, but which is amortized over fifteen years for income tax purposes. The increase in non-current deferred taxes is also due, to a lesser extent, to the net tax effect of intangible asset amortization.

Accounts payable and accrued expenses at March 31, 2002 increased by $5.7 million, or 15%, as compared to the balance at December 31, 2001. This increase is due primarily to the timing of interest payments on our convertible subordinated notes and increased contracted assembly activities. Deferred income at March 31, 2002 increased by $2.0 million, or 11%, as compared to the balance at December 31, 2001, due primarily to increased billings to distributors and the timing of these billings as compared to the fourth quarter of 2001.

On October 28, 1999, we issued $260 million in 4 ¾ % convertible subordinated notes due on November 1, 2006. These notes require that we pay interest semi-annually on May 1 and November 1. Holders of these notes may convert them into shares of our common stock at any time on or before November 1, 2006, at a conversion price of $20.72 per share, subject to adjustment in certain events. Beginning on November 6, 2002 and ending on October 31, 2003, we may redeem the notes in whole or in part at a redemption price of 102.71% of the principal amount. In the subsequent three twelve-month periods, the redemption price declines to 102.04%, 101.36% and 100.68% of principal, respectively. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated to all liabilities of our subsidiaries. At March 31, 2002, we had no senior indebtedness and our subsidiaries had $2.8 million of other liabilities. Issuance costs relative to the convertible subordinated notes are included in Other Assets and aggregated approximately $6.9 million and are being amortized to expense over the life of the notes. Accumulated amortization amounted to approximately $3.9 million at March 31, 2002.

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

Capital expenditures were approximately $4.7 million for the first quarter of 2002. We expect to spend approximately $15 million to $20 million for the fiscal year ending December 31, 2002.

We currently own approximately 84 million shares of UMC common stock. Restrictions by UMC and the Taiwan government apply to approximately 28% of these shares.  If we liquidate our UMC shares, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.

In December 2000, our Board of Directors authorized management to repurchase up to five million shares of our common stock. As of March 31, 2002 and December 31, 2001, we had repurchased 1,136,000 shares at an aggregate cost of approximately $20.0 million.

In March 1997 and as subsequently amended in January 2002, we entered into an advance payment production agreement with Seiko Epson and Epson Electronics America, Inc.  (“EEA”) under which we agreed to advance approximately $69 million, payable upon completion of specific milestones, to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility.  Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period.  No interest income is recorded.  The agreement calls for wafers to be supplied by Seiko Epson through EEA pursuant to purchase agreements with EEA. Payments of approximately $51.2 million have been made under this agreement. Approximately $4.7 million of these advances are expected to be repaid with semiconductor wafers during the next twelve months and are thus reflected as part of “Income taxes receivable and other current assets” in our Consolidated Balance Sheet.

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

PART II.   OTHER INFORMATION

ITEM 6.            Exhibits and Reports on Form 8-K

(a)                                  Exhibits

None

(b)                                 Reports on Form 8-K

On February 4, 2002 we filed a Current Report on Form 8-K regarding our acquisition of the FPGA business of Agere Systems Inc. completed on January 18, 2002.

On April 2, 2002 we filed an amended  Current Report on Form 8-K/A regarding our acquisition of the FPGA business of Agere Systems Inc. completed on January 18, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION (Registrant)

Date: May 9, 2002

By:	/s/ Stephen A. Skaggs
Stephen A. Skaggs

Senior Vice President Finance, Chief Financial Officer and Secretary