Form 10-Q
period 2002-06-30
LATTICE SEMICONDUCTOR CORP
filed 2002-08-12
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

At June 30, 2002, there were 109,713,372 shares of the Registrant’s common stock, $.01 par value, outstanding.

LATTICE SEMICONDUCTOR CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Revenue	$56,466	$74,082	$115,344	$185,180

Costs and expenses:
Cost of products sold	22,492	27,771	46,098	69,681
Research and development	21,078	18,126	42,463	36,315
Selling, general and administrative	12,220	13,366	24,078	30,767
In-process research and development	—	—	24,200	—
Amortization of intangible assets(1)	17,923	21,160	36,546	41,897

Total costs and expenses	73,713	80,423	173,385	178,660

(Loss) income from operations	(17,247)	(6,341)	(58,041)	6,520

Other income, net	3,078	1,383	1,177	4,334

(Loss) income before (benefit) provision for income taxes	(14,169)	(4,958)	(56,864)	10,854

(Benefit) provision for income taxes	(6,022)	(1,281)	(23,100)	3,255

Net (loss) income	$(8,147)	$(3,677)	$(33,764)	$7,599

Basic net (loss) income per share	$(0.07)	$(0.03)	$(0.31)	$0.07

Diluted net (loss) income per share	$(0.07)	$(0.03)	$(0.31)	$0.07

Shares used in per share calculations:

Basic	109,684	108,623	109,619	108,368

Diluted	109,684	108,623	109,619	112,280

(1) Includes $571 and $140 of amortization of deferred stock compensation expense for the three months ended June 30, 2002 and June 30, 2001, respectively, and $1,132 and $168 for the six months ended June 30, 2002 and June 30, 2001, respectively, attributable to Research and Development activities.

See Accompanying Notes to Condensed Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share and par value data)

(unaudited)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$131,681	$250,203
Short-term investments	176,508	281,363
Accounts receivable, net	28,679	19,452
Inventories	63,590	64,926
Other current assets	62,161	28,747
Deferred income taxes	29,180	31,591

Total current assets	491,799	676,282

Property and equipment, net	64,197	63,222
Foundry investments, advances and other assets	88,989	162,418
Intangible assets, net	178,531	125,081
Goodwill	223,535	81,387
Deferred income taxes	80,078	65,590

	$1,127,129	$1,173,980

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$40,377	$38,255
Deferred income on sales to distributors	17,310	18,103
Income taxes payable	2,042	2,751

Total current liabilities	59,729	59,109

4 3/4% Convertible notes due in 2006	250,750	260,000
Other long-term liabilities	15,879	15,101
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 109,713,372 and 109,428,061 shares issued and outstanding	1,097	1,094
Paid-in capital	557,685	548,053
Deferred stock compensation	(8,076)	(2,739)
Accumulated other comprehensive income	13,399	22,932
Retained earnings	236,666	270,430

Total stockholders’ equity	800,771	839,770

	$1,127,129	$1,173,980

See Accompanying Notes to Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net (loss) income	$(33,764)	$7,599
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	46,901	53,061
Gain on sale of equity securities	(4,017)	—
Gain on extinguishment of convertible notes	(1,195)	—
Write-off of debt issuance costs	102	—
In-process research and development	24,200	—
Tax benefit of option exercises	792	10,056
Changes in assets and liabilities (net of effect of business combination):
Accounts receivable	(9,227)	30,166
Inventories	4,160	(8,361)
Foundry investments, advances and other assets	28,682	(9,151)
Intangible assets	—	936
Deferred income taxes	1,369	(1,270)
Accounts payable and accrued expenses	2,005	(40,995)
Deferred income	(793)	(24,327)
Income taxes payable	(22,865)	(3,594)
Other liabilities	(815)	(788)

Total adjustments	69,299	5,733

Net cash provided by operating activities	35,535	13,332

Cash flows from investing activities:
Proceeds from short-term investments, net	104,854	24,312
Acquisition of Agere FPGA	(254,184)	—
Other intangible assets acquired	—	(5,475)
Proceeds from sale of equity securities	9,930	—
Capital expenditures	(10,207)	(7,987)

Net cash (used in) provided by investing activities	(149,607)	10,850

Cash flows from financing activities:
Repurchases of common stock, net	—	(10,614)
Extinguishment of convertible debt, net	(8,055)	—
Net proceeds from issuance of common stock	3,605	14,591

Net cash (used in) provided by financing activities	(4,450)	3,977

Net (decrease) increase in cash and cash equivalents	(118,522)	28,159

Beginning cash and cash equivalents	250,203	235,900

Ending cash and cash equivalents	$131,681	$264,059

Supplemental disclosures of cash flow information:
Cash (received) paid for income taxes, net	$(32,923)	$12,566
Cash paid for interest	6,247	6,175
Supplemental disclosures of non-cash investing and financing activities:
Unrealized loss on appreciation of foundry investments included in other comprehensive income	$(6,803)	$(1,420)

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

Note 2 - Revenue Recognition:

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

The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as stock options, warrants and convertible subordinated notes as outstanding. For the six months ended June 30, 2001, diluted weighted-average shares outstanding include the effect of stock options and warrants but exclude the effect of our convertible notes as they were antidilutive.  For the three and six months ended June 30, 2002, and the three months ended June 30, 2001, the computation of net loss per share excludes the effect of stock options, warrants and the convertible notes as they were antidilutive. A reconciliation of basic and diluted net income per share is presented below (in thousands, except for per share data):

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net (loss) income	$(8,147)	$(3,677)	$(33,764)	$7,599

Shares used in basic net (loss) income per share calculations	109,684	108,623	109,619	108,368
Dilutive effect of stock options and warrants	—	—	—	3,912
Shares used in diluted net (loss) income per share	109,684	108,623	109,619	112,280
Basic net (loss) income per share	$(0.07)	$(0.03)	$(0.31)	$0.07
Diluted net (loss) income per share	$(0.07)	$(0.03)	$(0.31)	$0.07

Note 4 — Acquisition of Agere FPGA:

On January 18, 2002, we completed the acquisition of Agere FPGA for $250 million in cash. This acquisition increased our share of the PLD market, accelerated our entry into the FPGA portion of the market and provided us with additional technical employees and intellectual property. This acquisition principally comprises intellectual property, which was valued using a discounted cash flow methodology of which goodwill was a by-product. The transaction was completed pursuant to an Asset Purchase Agreement dated as of December 7, 2001 between Lattice and Agere.  The components of  the purchase price were as follows (in millions):

Cash	$250.0
Estimated direct acquisition costs	6.3
Total	$256.3

In accordance with Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on an independent appraisal and our estimates. The purchase price allocation is subject to further refinement and change over the next two quarters. We are in the process of completing our integration of Agere FPGA, and accordingly, the amounts recorded are based on our current estimates of these costs. The total purchase price was allocated as follows (in millions):

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

Employees joining us from Agere during the first quarter of 2002 were awarded approximately 1.1 million stock options which vest ratably over four years at a grant price of $14.76 per share. The difference between grant price and market value of our common stock on the grant date, aggregating approximately $7.0 million, was recorded as paid-in capital and deferred stock compensation and is being amortized to operations ratably over the vesting period as part of Amortization of Intangible Assets.

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

The value of $24.2 million assigned to acquired IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. Projects in the IPR&D category are the ORCA 4 FPGA family, the next generation ORCA 5 FPGA family and the FPSC field-programmable system chips. The following is a brief description of these projects. The ORCA 4 FPGA family project, increasing speed and density, was approximately 85% complete and estimated to be completed by 2003 at an estimated cost of $1.5 million. The next generation ORCA 5 FPGA family project, increasing speed and density while reducing die size, was approximately 50% complete and estimated to be completed by 2004 at an estimated cost of $2 million. The future development of FPSC field-programmable system chips (field-programmable system chips which combine embedded pre-defined logic circuits with the ORCA 4 and ORCA 5 FPGA platforms) was approximately 25% to 90% complete, and  estimated to be completed by 2004 at an estimated cost of $2 million. The IPR&D value of $24.2 million was determined by an income approach where fair value is the present value of projected free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over 5-7 year periods were discounted at rates ranging from 23 to 25 percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management’s estimates of revenue, expenses and asset requirements.

All of these projects have completion risks related to silicon functionality, architecture performance, process technology availability, packaging technology, continued availability of key technical personnel, product reliability and availability of software support. To the extent that estimated completion dates are not met, the risk of competitors’ product introductions is greater and revenue opportunity may be permanently lost.

Useful lives of intangible assets

The non-compete agreement from Agere and the current and licensed technology included in the acquisition of Agere FPGA have an estimated weighted average useful life of approximately 6.3 years.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the excess of purchase price over net assets acquired, or Goodwill, will be subject to an impairment test at least annually and will not be amortized (see Note 8).

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

(in thousands, except per share amounts)

(unaudited)

	Six months ended
	June 30, 2002	June 30, 2001
Revenue	$120,736	$222,480
Net (loss) income	$(18,236)	$390
Basic net (loss) income per share	$(.17)	$.00
Diluted net (loss) income per share	$(.17)	$.00

Note 5 - Inventories (in thousands):

	June 30, 2002	Dec. 31, 2001
Work in progress	$42,318	$44,460
Finished goods	21,272	20,466
	$63,590	$64,926

Note 6 - Other current assets (in thousands):

	June 30, 2002	Dec. 31, 2001
Equity securities available for sale	$45,000	$—
Income taxes receivable	5,500	18,000
Current portion of wafer supply advance	3,730	3,400
Other prepaids and current assets	7,931	7,347
	$62,161	$28,747

Note 7 - Changes in Stockholders’ Equity (in thousands):

	Common Stock	Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balances, Dec. 31, 2001	$1,094	$548,053	$(2,739)	$22,932	$270,430	$839,770
Common stock issued	3	2,371	—	—	—	2,374
Tax benefit of option exercises	—	792	—	—	—	792
Unrealized loss on foundry investments (Note 10)	—	—	—	(6,803)	—	(6,803)
Reclassify gain on sale of foundry investments previously unrealized (Note 10)	—	—	—	(3,398)	—	(3,398)
Deferred stock compensation	—	6,469	(6,469)	—	—	—
Amortization of deferred stock compensation	—	—	1,132	—	—	1,132
Translation adjustment	—	—	—	668	—	668
Net loss for the six-month period	—	—	—	—	(33,764)	(33,764)
Balances, June 30, 2002	$1,097	$557,685	$(8,076)	$13,399	$236,666	$800,771

Total comprehensive loss for the first six-month period of 2002 was approximately $43.3 million and was comprised of $33.8 million net loss from operations, $10.2 million in unrealized loss and reclassifications related to foundry investments, offset by $.7 million of translation adjustments.

Note 8 - New Accounting Pronouncements:

In June 2001, the FASB issued SFAS 142, which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142, among other things, establishes new standards for intangible assets acquired in a business combination, eliminates amortization of goodwill and sets forth requirements to periodically evaluate goodwill for impairment. We adopted this statement during the first quarter of 2002 and thus goodwill and certain intangibles with indefinite lives are no longer being amortized. Accordingly, approximately $8 million of previous quarterly amortization is no longer being recorded. We have completed an initial goodwill impairment assessment as of January 1, 2002 to determine if a transition impairment charge should be recognized under SFAS 142. Upon assessment, no transition impairment charge was recorded.

The following table presents the impact of SFAS 142 on our net income and our net income per share had the new standard been in effect for the six months ended June 30, 2001, the years ended December 31, 2001 and 2000, respectively, and the nine months ended December 31, 1999:

(in thousands, except per share amounts)

(unaudited)

	Six months ended		Year ended		Nine months ended
	June 30, 2002	June 30, 2001	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 1999
Net (loss) income-as reported	$(33,764)	$7,599	$(109,519)	$167,887	$(48,146)
Adjustments:
Amortization of goodwill	—	16,263	32,949	30,997	18,222
Income tax effect	—	(6,025)	(12,206)	(11,140)	(6,848)
Net adjustments	—	10,238	20,743	19,857	11,374
Net (loss) income- as adjusted	$(33,764)	$17,837	$(88,776)	$187,744	$(36,772)
Basic net (loss) income per share - as reported	$(.31)	$.07	$(1.01)	$1.65	$(.50)
Basic net (loss) income per share - adjusted	$(.31)	$.16	$(.82)	$1.85	$(.39)
Diluted net (loss) income per share - as reported	$(.31)	$.07	$(1.01)	$1.47	$(.50)
Diluted net (loss) income per share - adjusted	$(.31)	$.16	$(.82)	$1.64	$(.39)

The following tables present details of the Company’s total purchased intangible assets (in millions):

June 30, 2002	Gross	Accumulated amortization	Net

Current technology	$273.6	$(133.6)	$140.0
Customer list	17.4	(10.6)	6.8
Licenses	10.2	(0.7)	9.5
Non-compete agreements	13.8	(2.1)	11.7
Patents and trademarks	26.8	(16.3)	10.5
Total	$341.8	$(163.3)	$178.5

December 31, 2001	Gross	Accumulated amortization	Net

Current technology	$210.2	$(106.8)	$103.4
Customer list	17.4	(8.9)	8.5
Patents and trademarks	26.8	(13.6)	13.2
Total	$254.4	$(129.3)	$125.1

The estimated future amortization expense of purchased intangible assets as of June 30, 2002 is as follows (in millions):

Fiscal Year:	Amount
2002 (remaining six months)	$34.6
2003	68.9
2004	41.3
2005	11.8
2006	8.2
2007	8.2
Later years	5.5
$178.5

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of June 30, 2002 is approximately $1.2 million for the remaining six months of 2002, $2.5 million annually for 2003 and 2004, and $2.0 million for 2005.

In October 2001, the FASB issued SFAS 144, “Accounting for the Disposal of Long-Lived Assets,” which supersedes SFAS 121, “Accounting for the Impairment Of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed by sale, but provides additional definition and measurement criteria for determining when an impairment has occurred. Goodwill and financial instruments are excluded from the scope of SFAS 144, however amortizable intangible assets fall within its scope. The adoption of this statement in the first quarter of 2002 did not have a material impact on our consolidated financial statements.

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.” Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management adopted this pronouncement during the second quarter of 2002.

During the June 2002 quarter, we extinguished $9.25 million face value of our 4¾% convertible notes for approximately $8.0 million in cash, including accrued interest. We recognized a gain of approximately of $1.2 million in connection with this transaction. As specified in SFAS 145, this gain was recorded in “Other Income, net” in the accompanying Condensed Consolidated Statement of Operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (EITF) Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

Note 9 - Legal Matters:

We are not currently a party to any material legal proceedings.

Note 10 — Unrealized Loss on Foundry Investments:

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

The market value of our investment in UMC at December 31, 2001 was approximately $103.1 million. During the first six months of 2002, we recorded a $9.5 million unrealized loss ($6.8 million net of tax and reflected in Accumulated Other Comprehensive Income) related to changes in the market value of our unrestricted UMC shares. In connection with the sale of certain unrestricted UMC shares discussed below, approximately $3.4 million of previously unrealized gain (net of tax) on these shares was realized.

During the second quarter of 2002, we sold approximately 7.6 million of our unrestricted UMC shares for approximately $9.9 million cash. The resultant $4.0 million pre-tax gain associated with these sales was recorded in “Other income, net” in the accompanying Condensed Consolidated Statement of Operations and represents the difference between market value on the date of sale and September 30, 2001. In the September 2001 quarter, the carrying value of the UMC shares was reduced as we recorded a $152.8 million loss representing a decline in the market value of our unrestricted UMC shares.

The net book value of our remaining UMC investment at June 30, 2002 was approximately $82.3 million. Of this amount, approximately $45 million ($0 at December 31, 2001), representing the carrying value of unrestricted UMC shares that we expect to sell in the next twelve months, is classified as part of Other current assets in the accompanying Condensed Consolidated Balance Sheet. The remaining portion of the investment balance is classified as part of Foundry investments, advances and other assets.

We currently own approximately 77 million shares of UMC common stock. Restrictions by UMC and the Taiwan government apply to approximately 30% of these shares. If we liquidate our UMC shares, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.

Note 11 — Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our sales by major geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
United States	$23,995	$35,112	$48,711	$88,366
Export sales:
Europe	13,239	20,301	30,447	47,660
Asia	16,807	14,729	30,114	38,590
Other	2,425	3,940	6,072	10,564
	32,471	38,970	66,633	96,814
	$56,466	$74,082	$115,344	$185,180

Resale of product through two distributors accounted for approximately 24% and 18% of revenue in the first six months of 2002, and 30% and 21%, respectively, for the first six months of 2001. More than 90% of our property and equipment is located in the United States. Other long-lived assets located outside the United States consist primarily of foundry investments and advances (see Note 10).

Note 12- Subsequent Events:

On July 15, 2002, we announced an agreement to acquire privately-held Cerdelinx Technologies, Inc. of San Jose, California. Closing is subject to customary conditions and is expected to occur by the end of August 2002. Under terms of the agreement, we will acquire Cerdelinx in a stock transaction valued at approximately $23 million. A portion of the consideration will be expensed as in-process research and development in the third quarter of 2002.

Between July 1, 2002 and August 12, 2002, we extinguished an additional $24.2 million of our convertible subordinated notes, resulting in a gain of approximately $4.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward—looking statements as a result of the factors set forth in the section entitled “Factors Affecting Future Results” and elsewhere in this report.

Results of Operations

Key elements of our consolidated statement of operations, expressed as a percentage of revenues, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenue	100.0%	100.0%	100.0%	100.0%
Gross margin	60.2%	62.5%	60.0%	62.4%
Research and development expenses	37.3%	24.5%	36.8%	19.6%
Selling, general and administrative expenses	21.6%	18.0%	20.9%	16.6%
In-process research and development	—	—	21.0%	—
Amortization of intangible assets	31.7%	28.6%	31.7%	22.6%
(Loss) income from operations	(30.5%)	(8.6%)	(50.3%)	3.5%

Revenue:

Revenue for the second quarter of 2002 decreased $17.6 million, or 24%, as compared to the second quarter of 2001, and by $69.8 million, or 38% for the first six months of 2002 when compared to the first six months of 2001. The composition of our revenue by product family for the second quarter and first six months of 2002 and 2001, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
FPGA	13%	0%	10%	0%
CPLD	68%	77%	70%	77%
SPLD	19%	23%	20%	23%

We acquired Agere FPGA on January 18, 2002. Revenue from the sale of FPGA devices subsequent to the acquisition was approximately $7.1 million and $11.8 million for the three and six months ended June 30, 2002. Prior to the acquisition, we had no significant revenue from the sale of FPGA devices.

During 2001, the semiconductor and PLD markets experienced a significant downturn, which has continued into the second quarter of 2002. Our revenue decrease in the first two quarters of 2002 as compared to the first two quarters of 2001 was a result of this downturn and the resultant decrease in demand for our products. Revenue declined across all geographies, and demand across most end markets remains weak.

As a percentage of total revenue, U.S. sales decreased to 42% for the first six months of 2002 as compared to 48% for the first six months of 2001. Export sales to Asia declined in absolute terms but rose as a percentage of total revenue from 21% in the first six months of 2001 to 26% in the first six months of 2002. Export sales to Europe accounted for 26% of total revenue in both fiscal periods.

Overall average selling prices decreased slightly in the three and six months ended June 30, 2002 as compared to the same fiscal periods of 2001, and declined sequentially between the first and second quarters of 2002, due primarily to product mix changes. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products.  Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See “Factors Affecting Future Results.”

Gross margin:

Gross margin as a percentage of revenue was 60.2% and 60.0% in the second quarter and first six months of 2002, as compared to 62.5% and 62.4% in the same calendar periods of 2001, respectively. This gross margin decrease was primarily due to lower margins realized on finished goods inventory purchased in conjunction with our acquisition of Agere FPGA and the increased proportion of fixed manufacturing costs in the 2002 fiscal periods due to the decline in revenue discussed above.  These factors more than offset continued reductions in our overall manufacturing costs. Reductions in overall manufacturing costs resulted primarily from yield improvements, migration of products to more advanced technologies and smaller die sizes, and wafer, assembly and test price reductions.

Research and development:

Research and development (“R&D”) expenses increased approximately $3.0 million and $6.1 million, respectively, in the second quarter of 2002 and first six months of 2002 when compared to the same calendar periods of 2001. This increase was primarily due to increased engineering headcount and related spending due to our acquisition of Agere FPGA. We believe that a continued commitment to research and development is essential in order to maintain product leadership of our existing product families and to provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development.

Selling, General and Administrative Expense:

Selling, general and administrative (“SG&A”) expenses decreased approximately $1.1 million and $6.7 million, respectively, in the second quarter of 2002 and first six months of 2002 when compared to the same calendar periods of 2001. These decreases were primarily due to reduced revenue and associated reductions in variable costs and reductions in discretionary spending.

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

The value of $24.2 million assigned to acquired IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. Projects in the IPR&D category are the ORCA 4 FPGA family, the next generation ORCA 5 FPGA family and the FPSC field-programmable system chips. The following is a brief description of these projects.  The ORCA 4 FPGA family project, increasing speed and density, was approximately 85% complete and estimated to be completed by 2003 at an estimated cost of $1.5 million. The next generation ORCA 5 FPGA family project, increasing speed and density while reducing die size, was approximately 50% complete and estimated to be completed by 2004 at an estimated cost of $2 million. The future development of FPSC field-programmable system chips (field-programmable system chips which combine embedded pre-defined logic circuits with the ORCA 4 and ORCA 5 FPGA platforms) was approximately 25% to 90% complete, and estimated to be completed by 2004 at an estimated cost of $2 million. The IPR&D value of $24.2 million was determined by an income approach where fair value is the present value of projected free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over 5-7 year periods were discounted at rates ranging from 23 to 25 percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management’s estimates of revenue, expenses and asset requirements.

All of these projects have completion risks related to silicon functionality, architecture performance, process technology availability, packaging technology, continued availability of key technical personnel, product reliability and availability of software support. To the extent that estimated completion dates are not met, the risk of competitors’ product introductions are greater and revenue opportunity may be permanently lost.

Useful lives of intangible assets:

The non-compete agreement from Agere and the current and licensed technology included in the acquisition of Agere FPGA have an estimated weighted average useful life of approximately 6.3 years.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the excess of purchase price over net assets acquired, or Goodwill, will be subject to an impairment test at least annually and will not be amortized (see Note 8).

Amortization of Intangible Assets:

Amortization of intangible assets was approximately $17.9 million and $36.5 million, respectively, in the second quarter of 2002 and first six months of 2002, as compared to $21.1 million and $41.9 million for the same calendar periods of 2001. This represents an approximate $3 million quarterly decrease in the 2002 periods as compared to the 2001 periods. This decrease is the result of an $8.0 million quarterly decrease related to the cessation of amortizing goodwill upon the adoption of SFAS No. 142 in the first quarter of 2002 (see Note 8), partially offset by amortization of approximately $4.7 million and $10.0 million for the three and six months ended June 30, 2002 for intangible assets recorded in conjunction with the acquisition of Agere FPGA on January 18, 2002. The estimated useful life of the intangible assets, including those acquired in the acquisition of Agere FPGA, is generally from three to seven years.

Other income, net:

Other (expense) income, net increased by approximately $1.7 million in the second quarter of 2002 as compared to the second quarter of 2001. This increase was primarily due to a $4.0 million gain recorded in connection with the sale of approximately 7.6 million unrestricted UMC shares (see Note 10) and a $1.2 million gain recorded in connection with the extinguishment of $9.3 million of our convertible notes. These gains more than offset reduced interest income due to lower invested balances associated with the acquisition of Agere FPGA (see Note 4) and lower interest rates on invested balances. The $3.2 million decrease in other income, net in the first six months of 2002 when compared to the same calendar period in 2001 is due to reduced interest income in the 2002 periods partially offset by the security transactions discussed above.

(Benefit) provision for income taxes:

The (benefit) provision for income taxes for the second quarter of 2002 and first six months of 2002 results in an effective tax rate of (42.5)% and (40.6)% of pretax loss, as compared to (25.8)% and 30.0% for the same calendar periods of 2001. The tax benefit in the 2002 periods and the second quarter of 2001 is the result of the pretax loss reported in those periods. The tax rates associated with the tax benefit in the 2002 periods is higher than the benefit rate for the second quarter of 2001 and the provision rate for the first six months of 2001 because of the proportional impact of our marginal tax rate applied to operating income and non taxable investment income. The effective rate for all periods presented is different than the combined federal and state statutory rates primarily because of tax-exempt investment income and tax credits.

FACTORS AFFECTING FUTURE RESULTS

A continuing downturn in the communications equipment or computing end markets has  caused a reduction in demand for our products and limited our ability to maintain or increase our revenue and profit levels.

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

Due to a deterioration in overall economic conditions and a significant reduction in information technology capital spending, the communications and computing end markets are currently experiencing significant and prolonged downturns. In addition, the abrupt transition from an environment of rapid growth to the current environment in these end equipment markets resulted in an excess of component inventory within our end customers.  At present and in the future when these or other similar conditions exist, there is likely to be an adverse effect on our operating results.

The cyclical nature of the semiconductor industry may limit our ability to maintain or increase revenue and profit levels during current or future industry downturns.

The semiconductor industry is highly cyclical, to a greater extent than other less dynamic or less technology-driven industries.  Our financial performance has periodically been negatively affected by downturns in the semiconductor industry.  Factors that contribute to these industry downturns include:

•                  the cyclical nature of the demand for the products of semiconductor customers;

•                  general reductions in inventory levels by customers;

•                  excess production capacity;

•                  general decline in end-user demand; and

•                  accelerated declines in average selling prices.

Beginning in 2001, the semiconductor industry experienced a significant downturn.  At present and in the future when these or other similar conditions exist, there is likely to be an adverse effect on our operating results.

We may experience unexpected difficulties integrating the FPGA business which we recently purchased from Agere.

On January 18, 2002, we acquired the FPGA business of Agere Systems and are currently in the process of completing the integration this business with our operations.  If our integration is unsuccessful, more difficult or more time consuming than originally planned, we may incur unexpected disruptions to our ongoing business.  These disruptions could harm our operating results.  Further, the following specific factors may adversely affect our ability to integrate the FPGA business of Agere:

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

The introduction of new products in a dynamic market environment presents significant business challenges.  Product development commitments and expenditures must be made well in advance of product sales.  The market reception of new products depends on accurate projections of long-term customer demand, which by their nature are uncertain.

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

In late 2001, UMC informed us that as part of an overall capacity rationalization they were planning to close certain of their fabrication facilities.  We were developing an advanced wafer manufacturing process at one of the UMC fabs that has been closed.  With UMC’s support, we have transferred this process to alternative UMC fabs. However, as a result, our new product introduction schedules were delayed.  This could harm our operating results.

Our marketable securities, which we hold for strategic reasons, are subject to equity price risk and their value may fluctuate.

Currently we hold substantial equity in UMC Corporation, which we acquired as part of a strategic investment to obtain certain manufacturing rights.  The market price and valuation of these equity shares has fluctuated widely due to market and other conditions over which we have little control.  During the year ended December 31, 2001, we recorded a $152.8 million pre-tax impairment loss related to this investment.  In the future, UMC shares may continue to experience significant price volatility. In the second quarter of 2002, we began selling a portion of our unrestricted UMC shares, but have otherwise not attempted to reduce or eliminate this equity price risk through hedging or similar techniques and hence substantial, sustained changes in the market price of UMC shares could impact our financial results.  To the extent that the market value of our UMC shares experiences a significant decline for an extended period of time, our net income could be reduced.

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

Presently, our stock price is trading below our consolidated book value. A continued and sustained decline in our stock price may result in a write-off of Goodwill as required by SFAS 142.

Our wafer supply may be interrupted or reduced, which may result in a shortage of finished products available for sale.

We do not manufacture finished silicon wafers.  Currently, our silicon wafers are manufactured by Seiko Epson in Japan, UMC in Taiwan, Chartered Semiconductor in Singapore and Agere Systems in the United States.  If Seiko Epson, through its U.S. affiliate, Epson Electronics America, UMC or Chartered significantly interrupts or reduces our wafer supply, our operating results could be harmed.

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

•                  effective cooperation between us and the wafer supplier.

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

•                  effective cooperation between us and the assembly subcontractor.

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

New Accounting Pronouncements

In October 2001, the FASB issued SFAS 144, “Accounting for the Disposal of Long-Lived Assets,” which supersedes SFAS 121, “Accounting for the Impairment Of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed by sale, but provides additional definition and measurement criteria for determining when an impairment has occurred. Goodwill and financial instruments are excluded from the scope of SFAS 144, however amortizable intangible assets fall within its scope. The adoption of this statement in the first quarter of 2002 did not have a material impact on our consolidated financial statements.

In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142, among other things, establishes new standards for intangible assets acquired in a business combination, eliminates amortization of goodwill and sets forth requirements to periodically evaluate goodwill for impairment. We adopted this statement during the first quarter of 2002 and thus goodwill and certain intangibles with indefinite lives are no longer being amortized. Accordingly, approximately $8 million of previous quarterly amortization is no longer being recorded. We have completed an initial goodwill impairment assessment as of January 1, 2002 to determine if a transition impairment charge should be recognized under SFAS 142. Upon assessment, no transition impairment charge was recorded.

The following table presents the impact of SFAS 142 on our net income and our net income per share had the new standard been in effect for the six months ended June 30, 2001, the years ended December 31, 2001 and 2000, respectively, and the nine months ended December 31, 1999:

(in thousands, except per share amounts)

(unaudited)

	Six months ended		Year ended		Nine months ended
	June 30, 2002	June 30, 2001	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 1999
Net (loss) income-as reported	$(33,764)	$7,599	$(109,519)	$167,887	$(48,146)
Adjustments:
Amortization of goodwill	—	16,263	32,949	30,997	18,222
Income tax effect	—	(6,025)	(12,206)	(11,140)	(6,848)
Net adjustments	—	10,238	20,743	19,857	11,374
Net (loss) income- as adjusted	$(33,764)	$17,837	$(88,776)	$187,744	$(36,772)
Basic net (loss) income per share - as reported	$(.31)	$.07	$(1.01)	$1.65	$(.50)
Basic net (loss) income per share - adjusted	$(.31)	$.16	$(.82)	$1.85	$(.39)
Diluted net (loss) income per share - as reported	$(.31)	$.07	$(1.01)	$1.47	$(.50)
Diluted net (loss) income per share - adjusted	$(.31)	$.16	$(.82)	$1.64	$(.39)

The following tables present details of the Company’s total purchased intangible assets (in millions):

June 30, 2002	Gross	Accumulated amortization	Net
Current technology	$273.6	$(133.6)	$140.0
Customer list	17.4	(10.6)	6.8
Licenses	10.2	(0.7)	9.5
Non-compete agreements	13.8	(2.1)	11.7
Patents and trademarks	26.8	(16.3)	10.5
Total	$341.8	$(163.3)	$178.5

December 31, 2001	Gross	Accumulated amortization	Net
Current technology	$210.2	$(106.8)	$103.4
Customer list	17.4	(8.9)	8.5
Patents and trademarks	26.8	(13.6)	13.2
Total	$254.4	$(129.3)	$125.1

The estimated future amortization expense of purchased intangible assets as of June 30, 2002 is as follows (in millions):

Fiscal Year:	Amount
2002 (remaining six months)	$34.6
2003	68.9
2004	41.3
2005	11.8
2006	8.2
2007	8.2
Later years	5.5
$178.5

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of June 30, 2002 is approximately $1.2 million for the remaining six months of 2002, $2.5 million annually for 2003 and 2004, and $2.0 million for 2005.

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.” Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management adopted this pronouncement during the second quarter of 2002.

During this quarter, we extinguished $9.25 million face value of our 4¾% convertible notes for approximately $8.0 million in cash, including accrued interest. We recognized a gain of approximately of $1.2 million in conjunction with this transaction. As specified in SFAS 145, this gain was recorded in “Other Income, net” in the accompanying condensed consolidated statement of operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (EITF) Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

Item 7(a) Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2002 and December 31, 2001 our investment portfolio consisted of fixed income securities of $297.1 million and $508.2 million, respectively. As with all fixed income instruments, these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of June 30, 2002 and December 31, 2001, the decline in the fair value of our portfolio would not be material. Further, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact on our income or cash flows.

We have international subsidiary and branch operations. Additionally, a portion of our silicon wafer purchases are denominated in Japanese yen. We therefore are subject to foreign currency rate exposure. To mitigate rate exposure with respect to our yen-denominated wafer purchases, we maintain yen-denominated bank accounts and bill our Japanese customers in yen. If the foreign currency rates were to fluctuate by 10% from rates at June 30, 2002 and December 31, 2001, the effect on our consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

We are exposed to equity price risk due to our equity investment in UMC (see Note 10). Neither a 10% increase nor a 10% decrease in equity price related to this investment would have a material effect on our consolidated financial statements. In the second quarter of 2002 we began to sell a portion of our unrestricted UMC shares but have not otherwise attempted to reduce or eliminate this equity price risk through hedging or similar techniques and hence substantial, sustained changes in the market price of UMC shares could impact our financial position and results.  To the extent that the market value of our UMC shares experiences a significant decline for an extended period of time, our net income could be reduced.

Liquidity and Capital Resources

As of June 30, 2002, our principal source of liquidity was $308.2 million of cash and short-term investments, a decrease from the balance of $531.6 million at December 31, 2001. Working capital decreased to $432.1 million at June 30, 2002 from $617.2 million at December 31, 2001. These decreases were primarily due to cash used for the acquisition of the FPGA business of Agere on January 18, 2002.  During the first six months of 2002, we generated approximately $35.5 million of cash and cash equivalents from our operating activities compared with $13.3 million during the first six months of 2001. This increase in cash generation was driven primarily by the receipt of federal tax refunds due to the carryback of 2001 net operating losses and overpayment of 2001 estimated taxes. These refunds more than offset reduced receipts from end customers and distributors in conjunction with lower revenue levels as a result of the significant downturn in the semiconductor and PLD markets, as well as reduced cash flow from stock option exercises.

Accounts receivable at June 30, 2002 increased by $9.2 million, or 47%, as compared to the balance at December 31, 2001. This increase was primarily due to increased billings and revenue and the timing of billings and payments during the quarter as compared to the fourth quarter of 2001. Other current assets increased by approximately $33.4 million, or 116%, as compared to the balance at December 31, 2001. This increase is due primarily to the reclassification of $45 million of our unrestricted UMC shares to current, representing the carrying value of those shares which management expects to sell within the next twelve months. This increase more than offsets a reduction in other current assets due to the collection of federal tax refunds. Foundry investments, advances and other assets decreased by $73.4 million, or 45%. This was due primarily to the $45 million reclassification to other current assets discussed above. Additionally, during the first six months of 2002 we recorded a $9.5 million adjustment ($6.8 million net of tax), reflecting the decline in market value of our unrestricted UMC shares. Finally, during the second quarter of 2002, we sold approximately 7.6 million of our unrestricted UMC shares at a gain of $4.0 million.

Net intangible assets increased by $53.5 million, or 43% as compared to the balance at December 31, 2001, primarily due to intangible assets recorded in conjunction with the acquisition of Agere FPGA (see Note 4). These additions were partially offset by amortization expense of $36.5 million, including $1.2 million of deferred compensation expense. Goodwill increased by $142.1 million, or 175% as compared to the balance at December 31, 2001. This increase is due to goodwill recorded in conjunction with the acquisition of Agere FPGA (see Note 4). Beginning in 2002, goodwill is no longer amortized (see Note 8). The increase in non-current deferred income taxes of $14.5 million, or 22%, at June 30, 2002 as compared to December 31, 2001 is due primarily to the recognition in the first quarter of 2002 of $24.2 million of in-process research and development related to the acquisition of Agere FPGA (see Note 4) for financial statement purposes, but which is amortized over fifteen years for income tax purposes. The increase in non-current deferred taxes is, to a lesser extent, also due to intangible asset amortization.

On October 28, 1999, we issued $260 million in 4 ¾ % convertible subordinated notes due on November 1, 2006. These notes require that we pay interest semi-annually on May 1 and November 1.

Holders of these notes may convert them into shares of our common stock at any time on or before November 1, 2006, at a conversion price of $20.72 per share, subject to adjustment in certain events. Beginning on November 6, 2002 and ending on October 31, 2003, we may redeem the notes in whole or in part at a redemption price of 102.71% of the principal amount. In the subsequent three twelve-month periods, the redemption price declines to 102.04%, 101.36% and 100.68% of principal, respectively. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated to all liabilities of our subsidiaries. The balance of these convertible notes decreased by $9.3 million as compared to the balance at December 31, 2001. During the second quarter of 2002, we extinguished this amount of notes with a corresponding gain of approximately $1.2 million.

At June 30, 2002, we had no senior indebtedness and our subsidiaries had $2.6 million of other liabilities. Issuance costs of approximately $6.9 million relative to the convertible subordinated notes are included in Other Assets and are being amortized to expense over the life of the notes. Accumulated amortization amounted to approximately $4.3 million at June 30, 2002.

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

Capital expenditures were approximately $10.2 million for the first six months of 2002. We expect to spend approximately $15 million to $20 million for the fiscal year ending December 31, 2002.

We currently own approximately 77 million shares of UMC common stock. Restrictions by UMC and the Taiwan government apply to approximately 30% of these shares. If we liquidate our UMC shares, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.

In December 2000, our Board of Directors authorized management to repurchase up to five million shares of our common stock. As of June 30, 2002 and December 31, 2001, we had repurchased 1,136,000 shares at an aggregate cost of approximately $20.0 million. In addition, through the retirement of $9.3 million of convertible notes during the second quarter of 2002, the number of shares subject to issuance under the Convertible Note agreement is reduced by approximately 446,000 shares.

In March 1997 and as subsequently amended in January 2002, we entered into an advance payment production agreement with Seiko Epson and Epson Electronics America, Inc.  (“EEA”) under which we agreed to advance approximately $69 million, payable upon completion of specific milestones, to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility.  Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period.  No interest income is recorded.  The agreement calls for wafers to be supplied by Seiko Epson through EEA pursuant to purchase agreements with EEA. Payments of approximately $51.2 million have been made under this agreement. Approximately $3.7 million of these advances are expected to be repaid with semiconductor wafers during the next twelve months and are thus reflected as part of “Other current assets” in our Consolidated Balance Sheet.

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

PART II.   OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)              The annual meeting of stockholders was held on May 7, 2002.

b)             The following directors were elected at the meeting to serve a term of three years:

                                                                Harry A. Merlo

                                                                Larry W. Sonsini

                                The following directors are continuing to serve their terms:

                                                                Daniel S. Hauer

                                                                Soo Boon Koh

                                                                Mark O. Hatfield

                                                                Cyrus Y. Tsui

c)              The matters voted upon at the meeting and results of the voting with respect to those matters are as follows:

	For	Withheld
(1) Election of director:
Harry A. Merlo	100,487,932	859,658
Larry W. Sonsini	66,743,111	34,604,479

	For	Against	Abstain	Not Voted
(2) Approval of amendment to 1990 Employee Stock Plan	100,643,263	420,215	284,112	8,288,064
(3) Ratification of PricewaterhouseCoopers LLP as the Company’s independent public accountant for the fiscal year ending December 31, 2002	99,724,194	1,576,526	46,868	8,288,066

The foregoing matters are described in further detail in our definitive proxy statement dated April 4, 2002 for the Annual Meeting of Stockholders held on May 7, 2002.

ITEM 5. OTHER INFORMATION

Non-Audit Fees:

The Audit Committee of the Board Of Directors has approved the following non-audit services which are being performed by PricewaterhouseCoopers, our independent accountants, during the calendar year ending December 31, 2002:

•                  Income tax advisory services related to: income tax returns; acquisitions; and formation and liquidation of foreign subsidiaries; and

•                  Expatriate income tax preparation services

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

99.1         Certification of Chief Executive Officer and Chief Financial Officer Pursuant to U.S.C. Section 1350. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

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

Date: August 12, 2002

By:	/s/ Stephen A. Skaggs
Stephen A. Skaggs
Senior Vice President Finance, Chief Financial Officer and Secretary