Form 10-Q
period 2002-09-30
LATTICE SEMICONDUCTOR CORP
filed 2002-11-12
CIK 855658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

At September 30, 2002, there were 112,308,169 shares of the Registrant’s common stock, $.01 par value, outstanding.

LATTICE SEMICONDUCTOR CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Revenue	$56,072	$58,038	$171,416	$243,218

Costs and expenses:
Cost of products sold	22,429	21,995	68,527	91,676
Research and development	21,523	17,946	63,986	54,261
Selling, general and administrative	11,712	11,297	35,790	42,064
In-process research and development	5,653	—	29,853	—
Amortization of intangible assets(1)	18,070	21,127	54,616	63,024

Total costs and expenses	79,387	72,365	252,772	251,025

Loss from operations	(23,315)	(14,327)	(81,356)	(7,807)

Loss on depreciation of foundry investments	—	(152,795)	—	(152,795)
Other income, net	2,764	403	3,941	4,737

Loss before benefit for income taxes	(20,551)	(166,719)	(77,415)	(155,865)

Benefit for income taxes	(6,180)	(62,118)	(29,280)	(58,863)

Net loss	$(14,371)	$(104,601)	$(48,135)	$(97,002)

Basic net loss per share	$(0.13)	$(0.96)	$(0.44)	$(0.89)

Diluted net loss per share	$(0.13)	$(0.96)	$(0.44)	$(0.89)

Shares used in per share calculations:

Basic	110,232	109,155	109,855	108,635

Diluted	110,232	109,155	109,855	108,635

(1)

Includes $760 and $168 of amortization of deferred stock compensation expense for the three months ended September 30, 2002 and September 30, 2001, respectively, and $1,887 and $336 for the nine months ended September 30, 2002 and September 30, 2001, respectively, attributable to Research and Development activities.

See Accompanying Notes to Condensed Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share and par value data)

(unaudited)

Assets	September 30, 2002	December 31, 2001

Current assets:
Cash and cash equivalents	$154,641	$250,203
Short-term investments	135,574	281,363
Accounts receivable, net	27,699	19,452
Inventories	60,864	64,926
Other current assets	14,512	28,747
Deferred income taxes	27,941	31,591

Total current assets	421,231	676,282

Property and equipment, net	63,877	63,222
Foundry investments, advances and other assets	112,132	162,418
Intangible assets, net	173,427	125,081
Goodwill	222,931	81,387
Deferred income taxes	91,957	65,590

	$1,085,555	$1,173,980

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$38,160	$38,255
Deferred income on sales to distributors	14,402	18,103
Income taxes payable	—	2,751

Total current liabilities	52,562	59,109

4 3/4% Convertible notes due in 2006	226,501	260,000
Other long-term liabilities	15,271	15,101
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 112,308,169 and 109,428,061 shares issued and outstanding	1,123	1,094
Paid-in capital	580,811	548,053
Deferred stock compensation	(12,797)	(2,739)
Accumulated other comprehensive (loss) income	(211)	22,932
Retained earnings	222,295	270,430

Total stockholders’ equity	791,221	839,770

	$1,085,555	$1,173,980

See Accompanying Notes to Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30, 2002	September 30, 2001

Cash flows from operating activities:
Net loss	$(48,135)	$(97,002)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	70,205	79,918
Gain on sale of equity securities	(4,017)	—
Gain on extinguishment of convertible notes	(5,710)	—
In-process research and development	29,853	—
Loss on foundry investments	—	152,795
Tax benefit of option exercises	797	12,220
Changes in assets and liabilities (net of effect of business combinations):
Accounts receivable	(8,247)	30,437
Inventories	7,534	(5,555)
Foundry investments, advances and other assets	27,337	(19,325)
Deferred income taxes	1,369	(54,296)
Accounts payable and accrued expenses	3,006	(44,949)
Deferred income	(3,701)	(34,842)
Income taxes payable	(22,513)	(8,136)
Other liabilities	(1,406)	2,323

Total adjustments	94,507	110,590

Net cash provided by operating activities	46,372	13,588

Cash flows from investing activities:
Proceeds from short-term investments	249,048	229,210
Purchase of short-term investments	(103,259)	(229,121)
Acquisition of Agere FPGA	(254,232)	—
Acquisition of Cerdelinx	(2,530)	—
Other intangible assets acquired	—	(5,475)
Proceeds from sale of equity securities	9,930	—
Capital expenditures	(15,314)	(12,130)

Net cash used by investing activities	(116,357)	(17,516)

Cash flows from financing activities:
Repurchases of common stock, net	—	(10,614)
Extinguishment of convertible debt, net	(27,441)	—
Net proceeds from issuance of common stock	1,864	19,343

Net cash (used in) provided by financing activities	(25,577)	8,729

Net (decrease) increase in cash and cash equivalents	(95,562)	4,801

Beginning cash and cash equivalents	250,203	235,900

Ending cash and cash equivalents	$154,641	$240,701

Supplemental disclosures of cash flow information:
Cash (received) paid for income taxes, net	$(35,083)	$13,588
Cash paid for interest	$6,527	$6,175
Supplemental disclosures of non-cash investing and financing activities:

Unrealized loss on appreciation of foundry investments included in other comprehensive income
	$(23,776)	—
Stock issued in Cerdelinx acquisition	$21,643	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation:

The accompanying consolidated financial statements are unaudited and have been prepared by Lattice Semiconductor Corporation (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and in our opinion include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

On August 26, 2002, we completed the stock for stock acquisition of Cerdelinx Technologies, Inc. (“Cerdelinx”) for 2.6 million shares valued at $8.30 per share. This transaction was accounted for as an asset purchase, and accordingly, the results of operations for Cerdelinx and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning August 26, 2002. This acquisition is discussed further in Note 4.

On January 18, 2002, we completed the acquisition of the field-programmable gate array (“FPGA”) business (“Agere FPGA”) of Agere Systems Inc. (“Agere”) for $250 million in cash. This transaction was accounted for as a purchase, and accordingly, the results of operations for Agere FPGA and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning January 18, 2002. This acquisition is discussed further in Note 5.

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

Note 2 - Revenue Recognition:

Revenue from direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and no remaining significant obligations.  Certain of our sales are made to distributors under agreements providing price protection and right of return on unsold merchandise.  Revenue and cost relating to such distributor sales are deferred until the product is sold by the distributor and related revenue and costs are then reflected in income. Revenue from software sales is not material.

Note 3 — Net Income Per Share:

Net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, warrants to purchase common stock and convertible subordinated notes.

The most significant difference between the computation of basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as stock options, warrants and convertible subordinated notes as outstanding. For all periods presented, the computation of net loss per share excludes the effect of our stock options, warrants and convertible notes as they were antidilutive. A reconciliation of basic and diluted net income per share is presented below (in thousands, except for per share data):

	Three months ended		Nine months ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Net loss	$(14,371)	$(104,601)	$(48,135)	$(97,002)
Shares used in basic net loss per share calculations	110,232	109,155	109,855	108,635
Dilutive effect of stock options and warrants	—	—	—	—
Shares used in diluted net loss per share	110,232	109,155	109,855	108,635
Basic net loss per share	$(0.13)	$(0.96)	$(0.44)	$(0.89)
Diluted net loss per share	$(0.13)	$(0.96)	$(0.44)	$(0.89)

Note 4 — Acquisition of Cerdelinx:

On August 26, 2002, we completed the stock for stock acquisition of Cerdelinx for 2.6 million shares valued at $8.30 per share. Cerdelinx was an early stage fabless semiconductor company focused on the design of application specific standard products targeted towards emerging high-speed communications and storage applications. Cerdelinx had a team of engineers who were developing a portfolio of low-power CMOS transceivers and backplane interfaces with embedded high-speed SERDES I/O to support 10 gigabit-per-second applications. The acquisition will serve to enhance our silicon development efforts and our ability to deliver leading-edge programmable solutions within the ten-gigabyte, networking and storage market segments. This acquisition principally comprises intellectual property and a work force.  The core technology portion of the intellectual property is valued using a royalty savings methodology which discounts estimated royalties that would be paid on an after tax basis. The in-process technology portion of the intellectual property is valued using a discounted cash flow methodology described in detail below.  Work force is valued using a replacement cost methodology which discounts costs to an after tax amount.  The transaction was completed pursuant to an Agreement and Plan of Reorganization entered into on July 15, 2002, as amended on July 24, 2002, among Lattice, Cerdelinx and affiliated parties.  The components of the purchase price were as follows (in millions):

Stock issued and liabilities assumed	$22.8
Estimated direct acquisition costs	1.1
Total	$23.9

In conformity with Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed.  As Cerdelinx was not considered a business under SFAS 141, “Business Combinations,” no goodwill was recognized.  In estimating the fair value of the assets acquired, management considered various factors, including an appraisal.  The purchase price allocation is subject to further refinement and change over the four quarters subsequent to the acquisition. We are in the process of completing our integration of Cerdelinx and accordingly, the amounts recorded are based on our current estimates of these costs. The total purchase price was allocated as follows (in millions):

Core technology	$7.2
Deferred stock compensation	5.8
In process research and development costs	5.7
Work force	4.7
Liabilities assumed	(1.2)
Equipment	1.1
Non compete agreement	0.3
Cash	0.3

Total	$23.9

There were no significant exit costs incurred or accrued in connection with this transaction. Management does not expect intangible assets acquired to be deductible for income tax purposes.

Employees who joined Lattice as a result of this acquisition held Cerdelinx shares and options which were converted into 0.9 million Lattice shares and options which were either unvested or otherwise restricted from sale over terms up to four years at a grant price from $0.41 per share to $2.54 per share. The spread which is the difference between grant price and market value of our common stock on the Closing Date, aggregating $5.8 million on these shares and options, was recorded as paid-in capital and deferred stock compensation and is being amortized to operations equally over the vesting (or restriction lapsing) period as part of Amortization of Intangible Assets.

In-Process Research and Development (“IPR&D”)

IPR&D consists of those products obtained through acquisition that are not yet proven to be technologically feasible but have been developed to a point where there is value associated with them in relation to potential future revenue. Because technological feasibility was not yet proven and no alternative future uses are believed to exist for the in-process technologies, the assigned value was expensed immediately after the closing of the acquisition.

The fair value underlying the $5.7 million assigned to acquired IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established and there were no alternative future uses. The acquired IPR&D consists of low-power CMOS transceivers and backplane interfaces with embedded high-speed SERDES I/O. These products are approximately 60% complete and are estimated to be completed in 2003 at an estimated cost of approximately $2 million.

The fair value was determined by an income approach where fair value is the present value of projected free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over six year periods were discounted at rates ranging from 15 to 17 percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management’s estimates of revenue, expenses and asset requirements.

All of these projects have completion risks related to silicon functionality, architecture performance, process technology availability, packaging technology, continued availability of key technical personnel and product reliability. To the extent that estimated completion dates are not met, the risk of competitive product introduction is greater and revenue opportunity may be permanently lost.

The core technology included in the acquisition of Cerdelinx has an estimated weighted average useful life of approximately six years, and the work force and non-compete agreements included in the Cerdelinx acquisition have estimated useful lives of approximately four years resulting in a weighted average useful life of approximately five years.

Note 5 — Acquisition of Agere FPGA:

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

In accordance with Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. In estimating the fair value of the assets acquired, management considered various factors, including an appraisal. The purchase price allocation is subject to further refinement and change over the next two quarters. We are in the process of completing our integration of Agere FPGA, and accordingly, the amounts recorded are based on our current estimates of these costs. The total purchase price was allocated as follows (in millions):

Excess of purchase price over net assets acquired	$142.0
Current technology	63.3
In-process research and development	24.2
Fair value of non-compete agreement	13.8
Licensed technology	10.2
Inventory	2.6
Backlog	1.6
Property, plant and equipment	0.2
Accrued liabilities	(1.6)

Total	$256.3

There were no significant exit costs incurred or accrued in connection with this transaction. Management expects the costs of this acquisition, including goodwill, to be deductible for income tax purposes.

Employees joining us from Agere during the first quarter of 2002 were awarded approximately 1.1 million stock options which vest equally over four years at a grant price of $14.76 per share. The difference between grant price and market value of our common stock on the grant date, aggregating approximately $7.0 million, was recorded as paid-in capital and deferred stock compensation and is being amortized to operations ratably over the vesting period as part of Amortization of Intangible Assets.

In-Process Research and Development (“IPR&D”)

IPR&D consists of those products obtained through acquisition that are not yet proven to be technologically feasible but have been developed to a point where there is value associated with them in relation to potential future revenue. Because technological feasibility was not yet proven and no alternative future uses are believed to exist for the in-process technologies, the assigned value was expensed immediately upon the closing date of the acquisition.

The value of $24.2 million assigned to acquired IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. Projects in the IPR&D category are the ORCA 4 FPGA family, the next generation ORCA 5 FPGA family and the FPSC field-programmable system chips. The following is a brief description of these projects. The ORCA 4 FPGA family project, increasing speed and density and enhancing yields, was approximately 85% complete and estimated to be completed by 2003 at an estimated cost of $1.5 million. This project is currently expected to be completed during the fourth quarter of 2002 with no material change in cost. The next generation ORCA 5 FPGA family project, increasing speed and density while reducing die size, was approximately 50% complete and estimated to be completed by 2004 at an estimated cost of $2 million. There has been no material change in the schedule or estimated cost of this project. The future development of FPSC field-programmable system chips (field-programmable system chips which combine embedded pre-defined logic circuits with the ORCA 4 and ORCA 5 FPGA platforms) was approximately 25% to 90% complete, and  estimated to be completed by 2004 at an estimated cost of $2 million. There has been no material change in the schedule or estimated cost of this project. The IPR&D value of $24.2 million was determined by an income approach where fair value is the present value of projected free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over 5-7 year periods were discounted at rates ranging from 23 to 25 percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management’s estimates of revenue, expenses and asset requirements. Any delays or failures in the completion of these projects could impact our expected return on investment and future results. In addition, our financial condition would be adversely affected if the value of other intangible assets acquired became impaired.

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

Pro forma results

The following pro forma results of operations information are provided for illustrative purposes only and do not purport to be indicative of the consolidated results of operations for future periods or that actually would have been realized had Lattice and Agere FPGA been a consolidated entity during the periods presented. The pro forma results combine the results of operations as if Agere FPGA had been acquired as of the beginning of the periods presented. The results include the impact of certain adjustments such as intangible asset amortization, estimated changes in interest income (expense) related to cash outlays associated with the transaction and income tax benefits related to the aforementioned adjustments. Additionally, the in-process research and development charge of $24.2 million discussed above has been excluded from the periods presented due to its non-recurring nature.

(in thousands, except per share amounts)

(unaudited)

	Nine months ended
	Sept. 30, 2002	Sept. 30, 2001

Revenue	$176,808	$300,218
Net loss	$(32,607)	$(107,665)
Basic net loss per share	$(.30)	$(.99)
Diluted net loss per share	$(.30)	$(.99)

Note 6 - Inventories (in thousands):

	Sept. 30, 2002	Dec. 31, 2001

Work in progress	$41,926	$44,460
Finished goods	18,938	20,466
	$60,864	$64,926

Note 7 - Changes in Stockholders’ Equity (in thousands):

	Common Stock	Paid-in Capital	Deferred Stock Comp.	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balances, Dec. 31, 2001	$1,094	$548,053	$(2,739)	$22,932	$270,430	$839,770

Common stock issued	29	20,016	—	—	—	20,045

Tax benefit of option exercises	—	797	—	—	—	797

Unrealized loss on foundry investments (Note 10)
	—	—	—	(20,378)	—	(20,378)

Reclassify gain on sale of foundry investments previously unrealized (Note 10)	—	—	—	(3,398)	—	(3,398)

Deferred stock compensation	—	11,945	(11,945)	—	—	—

Amortization of deferred stock compensation	—	—	1,887	—	—	1,887

Translation adjustment	—	—	—	633	—	633

Net loss for the nine-month period
	—	—	—	—	(48,135)	(48,135)

Balances, Sept. 30, 2002	$1,123	$580,811	$(12,797)	$(211)	$222,295	$791,221

Total comprehensive loss for the first nine-month period of 2002 was approximately $71.3 million and comprises $48.1 million net loss from operations, $23.8 million in unrealized loss and reclassifications related to foundry investments, offset by $0.6 million of translation adjustments.

Note 8 - New Accounting Pronouncements:

In June 2001, the FASB issued SFAS 142, which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142, among other things, establishes new standards for intangible assets acquired in a business combination, eliminates amortization of goodwill and sets forth requirements to periodically evaluate goodwill for impairment. We adopted this statement during the first quarter of 2002 and thus goodwill and certain intangibles with indefinite lives are no longer being amortized. Accordingly, approximately $8 million of previous quarterly amortization is no longer being recorded. To apply SFAS 142, a company is divided into separate “reporting units,” each representing groups of products that are separately managed.  For this purpose, we have one reporting unit.  To determine whether or not goodwill may be impaired, a test is required comparing the book value of the “reporting unit” to its trading price. Similar tests are required in the future, at least annually, and more often where there is a change in circumstances that could result in an impairment of goodwill.  If the trading price of our common stock is below the book value for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value (trading price plus a control premium).  The excess of book value over estimated market value will then be subtracted from the goodwill account with a resulting charge to operations. Subsequent unrealized recoveries in market value, if any, will not be recorded. We have completed an initial goodwill impairment assessment as of January 1, 2002 to determine if a transition impairment charge should be recognized under SFAS 142. Upon assessment, no transition impairment charge was recorded.

The following table presents the impact of SFAS 142 on our net income and our net income per share had the new standard been in effect for the nine months ended September 30, 2002 and 2001, the years ended December 31, 2001 and 2000, respectively, and the nine months ended December 31, 1999:

(in thousands, except per share amounts)

(unaudited)

	Nine months ended		Year ended		Nine months ended

	Sept. 30, 2002	Sept. 30, 2001	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 1999

Net (loss) income -as reported	$(48,135)	$(97,002)	$(109,519)	$167,887	$(48,146)
Adjustments:
Amortization of goodwill	—	23,965	32,949	30,997	18,222
Income tax effect	—	(9,050)	(12,206)	(11,140)	(6,848)
Net adjustments	—	14,915	20,743	19,857	11,374
Net (loss) income- as adjusted	$(48,135)	$(82,087)	$(88,776)	$187,744	$(36,772)
Basic net (loss) income per share-as reported	$(.44)	$(.89)	$(1.01)	$1.65	$(.50)
Basic net (loss) income per share- adjusted	$(.44)	$(.76)	$(.82)	$1.85	$(.39)
Diluted net (loss) income per share- as reported	$(.44)	$(.89)	$(1.01)	$1.47	$(.50)
Diluted net (loss) income per share- adjusted	$(.44)	$(.76)	$(.82)	$1.64	$(.39)

The following tables present details of the Company’s total purchased intangible assets (in millions):

Sept. 30, 2002	Gross	Accumulated amortization	Net
Current technology	$273.6	$(147.0)	$126.6
Core technology	7.2	(0.1)	7.1
Licenses	10.2	(1.0)	9.2
Non-compete agreements	14.1	(3.2)	10.9
Workforce	4.7	(0.1)	4.6
Customer list	17.4	(11.5)	5.9
Patents and trademarks	26.8	(17.7)	9.1
Total	$354.0	$(180.6)	$173.4

December 31, 2001	Gross	Accumulated amortization	Net
Current technology	$210.2	$(106.8)	$103.4
Customer list	17.4	(8.9)	8.5
Patents and trademarks	26.8	(13.6)	13.2
Total	$254.4	$(129.3)	$125.1

The estimated future amortization expense of purchased intangible assets as of September 30, 2002 is as follows (in millions):

Fiscal Year:	Amount

2002 (remaining three months)	$17.7
2003	71.3
2004	43.7
2005	14.3
2006	10.8
2007	9.8
Later years	5.8
$173.4

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of September 30, 2002 is approximately $1.1 million for the remaining three months of 2002, $4.2 million annually for 2003 and 2004, and $3.1 million for 2005.

In October 2001, the FASB issued SFAS 144, “Accounting for the Disposal of Long-Lived Assets,” which supersedes SFAS 121, “Accounting for the Impairment Of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale, but provides additional definition and measurement criteria for determining when an impairment has occurred. Goodwill and financial instruments are excluded from the scope of SFAS 144, however amortizable intangible assets fall within its scope. The adoption of this statement in the first quarter of 2002 did not have a material impact on our results of operations, financial position or cash flows.

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

During the second and third quarter of 2002, we extinguished approximately $9.2 million and $24.3 million, respectively, face value of our 4¾% convertible notes for approximately $8.0 million and $19.8 million in cash, respectively, including accrued interest. We recognized gains of approximately $1.2 million and $4.5 million, respectively, in connection with these transactions. As specified in SFAS 145, these gains were recorded in “Other income, net” in the accompanying Condensed Consolidated Statement of Operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (EITF) Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

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

We own 88,151,430 shares of UMC at September 30, 2002 of which 23,259,813 are restricted from sale for more than one year by the terms of our agreement with UMC.  Under the terms of the UMC agreement, if we sell any of these shares, our rights to guaranteed wafer capacity at UMC may be reduced on a pro-rata basis based on the number of shares that we sell.  If we sell over 10,057,351 of these shares, we may lose all of our rights to guaranteed wafer capacity at UMC.  The restricted shares are carried at cost on our Consolidated Balance Sheet until they are sold, or become Available for Sale, or the value suffers an other than temporary impairment.  Available for Sale shares are marked to market in our Consolidated Balance Sheet until they are sold at which time a gain or loss is recognized in our Consolidated Statement of Operations.  Unrealized gains and losses from Available for Sale shares are included in Accumulated Other Comprehensive Income (Loss) within Stockholders’ Equity.  An other than temporary impairment of UMC share value could result in a reduction of the Balance Sheet carrying value and would result in a charge to our Consolidated Statement of Operations.

In the September 2001 quarter, the carrying value of the UMC shares was reduced as we recorded a $152.8 million loss representing a decline in the market value of our UMC shares.  In each quarter that the market value of the UMC investment is below carrying value, we evaluate whether the investment is other than temporarily impaired.  We recorded the unrealized loss on our UMC investment in the September 30, 2001 Statement of Operations.  At that time, we believed the investment was other than temporarily impaired for the following reasons:

1)            It was becoming increasingly likely that the stock price would not recover based on the increasing size of the unrealized loss, the extended time period during which the stock price had continued to decline without a trend reversal, and the dampening volatility, which indicated to us that the stock price was becoming more stable;

2)            UMC’s financial performance had weakened relative to earlier quarters;

3)            The opinion of many industry observers and analysts regarding the semiconductor downturn had become significantly more negative;

4)            The events of September 11 further exacerbated market conditions;

5)            We had previously believed that UMC would initiate an ADR conversion program that would enable us to sell our shares at a premium on the New York Stock Exchange, but such a program was never initiated; and

6)            Although we still had the intent and ability to hold the shares for an indefinite period, we concluded this fact did not overcome the negative factors associated with the shares.

The carrying value of our investment in UMC was approximately $103.1 million at December 31, 2001. During the first nine months of 2002, we recorded a $31.4 million unrealized loss ($20.4 million net of tax and reflected in Accumulated Other Comprehensive Income) related to changes in the market value of our unrestricted UMC shares. In connection with the sale of certain unrestricted UMC shares discussed below, approximately $3.4 million of previously unrealized gain (net of tax) on these shares was realized.  During the second quarter of 2002, we sold approximately 7.6 million of our unrestricted UMC shares for approximately $9.9 million cash. The resultant $4.0 million pre-tax gain associated with these sales was recorded in “Other income, net” in the accompanying Condensed Consolidated Statement of Operations and represents the difference between market value on the date of sale and the carrying value at September 30, 2001. The resultant carrying value of our UMC shares was approximately $61.0 million at September 30, 2002 and this balance is classified as part of Foundry investments, advances and other assets.

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

Note 11 — Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our sales by major geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

United States	$21,906	$26,103	$70,617	$114,469
Export sales:
Europe	14,825	16,416	45,272	64,076
Asia	17,133	17,133	47,247	51,430
Other	2,208	2,679	8,280	13,243
	34,166	31,935	100,799	128,749
	$56,072	$58,038	$171,416	$243,218

Resale of product through two distributors accounted for approximately 23% and 19% of revenue in the first nine months of 2002, and 30% and 20%, respectively, for the first nine months of 2001. More than 90% of our property and equipment is located in the United States. Other long-lived assets located outside the United States consist primarily of foundry investments and advances (see Note 10).

Note 12- Subsequent Events:

To date in the fourth quarter of 2002, we extinguished an additional $18.4 million of our convertible subordinated notes for approximately $15.0 million in cash, resulting in a gain of approximately $3.6 million.

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

Results of Operations

Key elements of our consolidated statement of operations, expressed as a percentage of revenues, were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Revenue	100.0%	100.0%	100.0%	100.0%
Gross margin	60.0%	62.1%	60.0%	62.3%
Research and development expenses	38.4%	30.9%	37.3%	22.3%
Selling, general and administrative expenses	20.9%	19.5%	20.9%	17.3%
In-process research and development	10.1%	—	17.4%	—
Amortization of intangible assets	32.2%	36.4%	31.9%	25.9%
Loss from operations	(41.6%)	(24.7%)	(47.5%)	(3.2%)

Revenue:

Revenue for the third quarter of 2002 decreased $2.0 million, or 3%, as compared to the third quarter of 2001, and by $71.8 million, or 30% for the first nine months of 2002 when compared to the first nine months of 2001. The composition of our revenue by product family for the third quarter and first nine months of 2002 and 2001, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
FPGA	13%	0%	11%	0%
CPLD	69%	74%	69%	76%
SPLD	18%	26%	20%	24%

We acquired Agere FPGA on January 18, 2002. Revenue from the sale of FPGA products subsequent to the acquisition was approximately $7.2 million and $19.0 million for the three and nine months ended September 30, 2002, respectively. Prior to the acquisition, we had no revenue from the sale of FPGA products.

During 2001, the semiconductor and PLD markets experienced a significant downturn, which has continued into the third quarter of 2002. Our revenue decrease in the first three quarters of 2002 as compared to the first three quarters of 2001 was a result of this downturn and the resultant decrease in demand for our products. Revenue declined across all geographies, and demand across most end markets remains weak.

As a percentage of total revenue, U.S. sales decreased to 41% for the first nine months of 2002 as compared to 47% for the first nine months of 2001. Export sales to Asia declined in absolute terms but rose as a percentage of total revenue from 21% in the first nine months of 2001 to 28% in the first nine months of 2002. Export sales to Europe declined in absolute terms and accounted for 26% of total revenue in both fiscal periods.

During the third quarter of 2002, total units sold decreased by eight percent and average selling price increased by five percent when compared to the third quarter of 2001. The increase in average selling price was primarily due to product mix. During the first nine months of 2002, total units sold decreased by 25% and average selling price decreased by six percent when compared to the first nine months of 2001. This decrease was due primarily to weaker market conditions.

Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products.  Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See “Factors Affecting Future Results.”

Gross margin:

Gross margin as a percentage of revenue was 60.0% in the third quarter and first nine months of 2002, as compared to 62.1% and 62.3% in the same calendar periods of 2001, respectively. This gross margin decrease was primarily due to the increased proportion of fixed manufacturing costs in the 2002 fiscal periods due to a decline in production volume.  This factor more than offset continued reductions in our overall manufacturing costs. Reductions in overall manufacturing costs resulted primarily from yield improvements, migration of products to more advanced technologies and smaller die sizes, and wafer, assembly and test price reductions.

Research and development:

Research and development expenses increased approximately $3.6 million and $9.7 million, respectively, in the third quarter of 2002 and first nine months of 2002 when compared to the same calendar periods of 2001. This increase was primarily due to increased engineering headcount and related spending due to our acquisition of Agere FPGA. We believe that a continued commitment to research and development is essential in order to maintain product leadership of our existing product families and to provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development.

Selling, General and Administrative Expense:

Selling, general and administrative (“SG&A”) expenses were approximately flat between the third quarter of 2002 and the third quarter of 2001, but decreased by approximately $6.3 million in the first nine months of 2002 when compared to the same calendar period of 2001. These decreases were primarily due to reduced revenue and associated reductions in variable costs and reductions in discretionary spending.

In-Process Research and Development:

IPR&D consists of those products obtained through acquisition that are not yet proven to be technologically feasible but have been developed to a point where there is value associated with them in relation to potential future revenue. Because technological feasibility was not yet proven and no alternative future uses are believed to exist for the in-process technologies, the assigned value was expensed immediately after the date of the acquisition.

Cerdelinx Technologies, Inc.

The fair value underlying the $5.7 million assigned to acquired IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established and there were no alternative future uses. The acquired IPR&D consists of low-power CMOS transceivers and backplane interfaces with embedded high-speed SERDES I/O. These products are approximately 60% complete and are estimated to be completed in 2003 at an estimated cost of approximately $2 million.

The fair value was determined by an income approach where fair value is the present value of projected free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over six year periods were discounted at rates ranging from 15 to 17 percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management’s estimates of revenue, expenses and asset requirements.

All of these projects have completion risks related to silicon functionality, architecture performance, process technology availability, packaging technology, continued availability of key technical personnel and product reliability. To the extent that estimated completion dates are not met, the risk of competitive product introduction is greater and revenue opportunity may be permanently lost.

The core technology included in the acquisition of Cerdelinx has an estimated weighted average useful life of approximately six years, and work force and non-compete agreements included in the Cerdelinx acquisition have estimated useful lives of approximately four years resulting in a weighted average useful life of approximately five years.

Agere

The value of $24.2 million assigned to acquired IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. Projects in the IPR&D category are the ORCA 4 FPGA family, the next generation ORCA 5 FPGA family and the FPSC field-programmable system chips. The following is a brief description of these projects. The ORCA 4 FPGA family project, increasing speed and density and enhancing yields, was approximately 85% complete and estimated to be completed by 2003 at an estimated cost of $1.5 million. This project is currently expected to be completed during the fourth quarter of 2002 with no material change in cost. The next generation ORCA 5 FPGA family project, increasing speed and density while reducing die size, was approximately 50% complete and estimated to be completed by 2004 at an estimated cost of $2 million. There has been no material change in the schedule or estimated cost of this project. The future development of FPSC field-programmable system chips (field-programmable system chips which combine embedded pre-defined logic circuits with the ORCA 4 and ORCA 5 FPGA platforms) was approximately 25% to 90% complete, and  estimated to be completed by 2004 at an estimated cost of $2 million. There has been no material change in the schedule or estimated cost of this project. The IPR&D value of $24.2 million was determined by an income approach where fair value is the present value of projected free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over 5-7 year periods were discounted at rates ranging from 23 to 25 percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management’s estimates of revenue, expenses and asset requirements. Any delays or failures in the completion of these projects could impact our expected return on investment and future results. In addition, our financial condition would be adversely affected if the value of other intangible assets acquired became impaired.

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

Amortization of Intangible Assets:

Amortization of intangible assets was approximately $18.1 million and $54.6 million, respectively, in the third quarter of 2002 and first nine months of 2002, as compared to $21.1 million and $63.0 million for the same calendar periods of 2001. This represents an approximate $3 million quarterly decrease in each of the 2002 periods as compared to the 2001 periods. This decrease is primarily the result of an $8.0 million quarterly decrease related to the cessation of amortizing goodwill upon the adoption of SFAS No. 142 in the first quarter of 2002 (see Note 8), partially offset by amortization of approximately $4.4 million and $14.4 million for the three and nine months ended September 30, 2002 for intangible assets recorded in conjunction with the acquisition of Agere FPGA on January 18, 2002. The estimated useful life of the intangible assets, including those acquired in the acquisition of Agere FPGA, is generally from three to seven years. Amortization of intangible assets related to the acquisition of Cerdelinx was not significant for the three-month period ended September 30, 2002.

Loss on depreciation of foundry investments:

In the September 2001 quarter, the carrying value of the UMC shares was reduced as we recorded a $152.8 million loss representing a decline in the market value of our UMC shares.  In each quarter that the market value of the UMC investment is below carrying value, we evaluate whether the investment is other than temporarily impaired.  We recorded the unrealized loss on our UMC investment in the September 30, 2001 Statement of Operations.  At that time, we believed the investment was other than temporarily impaired for the following reasons:

1)             It was becoming increasingly likely that the stock price would not recover based on the increasing size of the unrealized loss, the extended time period during which the stock price had continued to decline without a trend reversal, and the dampening volatility, which indicated to us that the stock price was becoming more stable;

2)             UMC’s financial performance had weakened relative to earlier quarters;

3)             The opinion of many industry observers and analysts regarding the semiconductor downturn had become significantly more negative;

4)             The events of September 11 further exacerbated market conditions;

5)             We had previously believed that UMC would initiate an ADR conversion program that would enable us to sell our shares at a premium on the New York Stock Exchange, but such a program was never initiated; and

6)             Although we still had the intent and ability to hold the shares for an indefinite period, we concluded this fact did not overcome the negative factors associated with the shares.

Other income, net:

Other income, net increased by approximately $2.4 million in the third quarter of 2002 as compared to the third quarter of 2001. This increase was primarily due to a $4.5 million gain recorded in connection with the extinguishment of $24.3 million of our convertible notes (see Note 8). These gains more than offset reduced interest income due to lower invested balances associated with the acquisition of Agere FPGA (see Note 5) and lower interest rates on invested balances. The $0.8 million decrease in other income, net in the first nine months of 2002 when compared to the same calendar period in 2001 is due to reduced interest income in the 2002 periods partially offset by a $5.7 million gain recorded during the second and third quarter of 2002 related to the extinguishment of our convertible notes and a $4.0 million gain recorded in connection with the sale of approximately 7.6 million unrestricted UMC shares in the second quarter of 2002 (see Note 10).

Benefit for income taxes:

The benefit provision for income taxes for the third quarter of 2002 and first nine months of 2002 results in an effective benefit tax rate of (30.1)% and (37.8)% of pretax loss, as compared to (37.3)% and (37.8)% for the same calendar periods of 2001. The tax benefit in all periods presented is the result of the pre-tax loss reported in those periods. The tax rate associated with the tax benefit in the third quarter of 2002 is lower than that for the other periods presented, as the write-off of IPR&D in connection with the acquisition of Cerdelinx (see Note 4) and recorded in the third quarter of 2002 is not deductible for income tax purposes. The effective rate for all periods presented is different than the combined federal and state statutory rates primarily because of tax-exempt investment income and tax credits.  SFAS 109, “Accounting for Income Taxes,” requires that the tax benefits be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not.” We believe that the net deferred tax assets of $119.9 million in the Condensed

Consolidated Balance Sheet as of September 30, 2002 are realizable as the related tax deductions will remain available to offset taxable income from 2023-2037.

FACTORS AFFECTING FUTURE RESULTS

A continuing downturn in the communications equipment and computing end markets has  caused a reduction in demand for our products and limited our ability to maintain or increase our revenue and profit levels.

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

We may experience unexpected difficulties integrating the field programmable gate array, or FPGA business which we recently purchased from Agere.

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

In addition, as part of our acquisition, we entered into agreements with Agere to obtain certain manufacturing, intellectual property and transition support and services. These support agreements with Agere do not have a material impact upon costs. However, in the event that Agere fails to provide this support and service, or provides such support and service at a level of quality and timeliness inconsistent with the historical delivery of such support and service, our ability to integrate the FPGA business will be hampered and our operating results may be harmed.

We may be unsuccessful in defining, developing or selling new products required to maintain or expand our business.

As a semiconductor company, we operate in a dynamic environment marked by rapid product obsolescence.  Our future success depends on our ability to introduce new or improved silicon and software products that meet customer needs while achieving acceptable margins.  If we fail to introduce these new products in a timely manner or these products fail to achieve market acceptance, our operating results would be harmed.

The introduction of new silicon and software products in a dynamic market environment presents significant business challenges.  Product development commitments and expenditures must be made well in advance of product sales.  The market reception of new products depends on accurate projections of long-term customer demand, which by their nature are uncertain.

Our future revenue growth is dependent on market acceptance of our new silicon and software product families and the continued market acceptance of our products.  The success of these products is dependent on a variety of specific technical factors including:

•                  successful product definition;

•                  timely and efficient completion of product design;

•                  timely and efficient implementation of wafer manufacturing and assembly processes;

•                  product performance; and

•                  the quality and reliability of the product.

If, due to these or other factors, our new silicon and software products do not achieve market acceptance, our operating results would be harmed.

Our products may not be competitive if we are unsuccessful in migrating our manufacturing processes to more advanced technologies or alternative fabrication facilities.

To develop new products and maintain the competitiveness of existing products, we need to migrate to more advanced wafer manufacturing processes that use larger wafer sizes and smaller device geometries.  We also may need to use additional foundries.  Because we depend upon foundries to provide their facilities and support for our process technology development, we may experience delays in the availability of advanced wafer manufacturing process technologies at existing or new wafer fabrication facilities.  As a result, volume production of our advanced process technologies at the fabs of Seiko Epson, UMC, Chartered Semiconductor or future foundries may not be achieved.  This could harm our operating results.

In late 2001, UMC informed us that as part of an overall capacity rationalization they were planning to close certain of their fabrication facilities.  We were developing an advanced wafer manufacturing process at one of the UMC fabs that has been closed.  With UMC’s support, we have transferred this process to another UMC fab. However, as a result, our new product introduction schedules were delayed.  This could harm our operating results.

Our marketable securities, which we hold for strategic reasons, are subject to equity price risk and their value may fluctuate.

Currently we hold substantial equity in UMC Corporation, which we acquired as part of a strategic investment to obtain certain manufacturing rights.  The market price and valuation of these equity shares has fluctuated widely due to market and other conditions over which we have little control.  During the year ended December 31, 2001, we recorded a $152.8 million pre-tax impairment loss related to this investment.  In the future, UMC shares may continue to experience significant price volatility. In the second quarter of 2002, we sold a portion of our UMC shares, but have otherwise not attempted to reduce or eliminate this equity price risk through hedging or similar techniques and hence substantial, sustained changes in the market price of UMC shares could impact our financial results.  To the extent that the market value of our UMC shares experiences a significant decline for an extended period of time, our net income could be reduced.

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

•                  our ability to develop new process technologies and achieve volume production at the fabs of Seiko Epson, UMC, Chartered Semiconductor or at other foundries;

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

Presently, our stock price is trading near our consolidated book value. A sustained decline in our stock price may result in a write-off of goodwill (see Note 8).

Our wafer supply may be interrupted or reduced, which may result in a shortage of finished products available for sale.

We do not manufacture finished silicon wafers.  Currently, our silicon wafers are manufactured by Seiko Epson in Japan, UMC in Taiwan, and Chartered Semiconductor in Singapore. If Seiko Epson, through its U.S. affiliate, Epson Electronics America, UMC or Chartered significantly interrupts or reduces our wafer supply, our operating results could be harmed.

In the past, we have experienced delays in obtaining wafers and in securing supply commitments from our foundries.  At present, we anticipate that our supply commitments are adequate.  However, these existing supply commitments may not be sufficient for us to satisfy customer demand in future periods.  Additionally, notwithstanding our supply commitments we may still have difficulty in obtaining wafer deliveries consistent with the supply commitments.  We negotiate wafer prices and supply commitments from our suppliers on at least an annual basis.  If any of Seiko Epson, Epson Electronics America, UMC or Chartered Semiconductor were to reduce its supply commitment or increase its wafer prices, and we cannot find alternative sources of wafer supply, our operating results could be harmed.

Many other factors that could disrupt our wafer supply are beyond our control.  Since worldwide manufacturing capacity for silicon wafers is limited and inelastic, we could be harmed by significant industry-wide increases in overall wafer demand or interruptions in wafer supply.  Additionally, a future disruption of Seiko Epson’s, UMC’s or Chartered Semiconductor’s foundry operations as a result of a fire, earthquake or other natural disaster could disrupt our wafer supply and could harm our operating results.

If our foundry partners experience quality or yield problems, we may face a shortage of finished products available for sale.

We depend on our foundries to deliver reliable silicon wafers with acceptable yields in a timely manner.  As is common in our industry, we have experienced wafer yield problems and delivery delays.  If our foundries are unable for a prolonged period to produce silicon wafers that meet our specifications, with acceptable yields, our operating results could be harmed.

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

Our industry is characterized by frequent claims regarding patents and other intellectual property rights of others. We have been, and from time-to-time expect to be, notified of claims that we are infringing the intellectual property rights of others. If any third party makes a valid claim against us, we could face significant liability and could be required to make material changes  to our products and processes. In response to any claims of infringement, we may seek licenses under patents that we are alleged to be infringing. However, we may not be able to obtain a license on favorable terms or without our operating results being adversely affected.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS 142, which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142, among other things, establishes new standards for intangible assets acquired in a business combination, eliminates amortization of goodwill and sets forth requirements to periodically evaluate goodwill for impairment. We adopted this statement during the first quarter of 2002 and thus goodwill and certain intangibles with indefinite lives are no longer being amortized. Accordingly, approximately $8 million of previous quarterly amortization is no longer being recorded. To apply SFAS 142, a company is divided into separate “reporting units,” each representing groups of products that are separately managed.  For this purpose, we have one reporting unit.  To determine whether or not goodwill may be impaired, a test is required comparing the book value of the “reporting unit” to its trading price. Similar tests are required in the future, at least annually, and more often where there is a change in circumstances that could result in an impairment of goodwill.  If the trading price of our common stock is below the book value for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value (trading price plus a control premium).  The excess of book value over estimated market value will then be subtracted from the goodwill account with a resulting charge to operations. Subsequent unrealized recoveries in market value, if any, will not be recorded. We have completed an initial goodwill impairment assessment as of January 1, 2002 to determine if a transition impairment charge should be recognized under SFAS 142. Upon assessment, no transition impairment charge was recorded.

The following table presents the impact of SFAS 142 on our net income and our net income per share had the new standard been in effect for the nine months ended September 30, 2002 and 2001, the years ended December 31, 2001 and 2000, respectively, and the nine months ended December 31, 1999:

(in thousands, except per share amounts)

(unaudited)

	Nine months ended		Year ended		Nine months ended

	Sept. 30, 2002	Sept. 30, 2001	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 1999

Net (loss) income -as reported	$(48,135)	$(97,002)	$(109,519)	$167,887	$(48,146)
Adjustments:
Amortization of goodwill	—	23,965	32,949	30,997	18,222
Income tax effect	—	(9,050)	(12,206)	(11,140)	(6,848)
Net adjustments	—	14,915	20,743	19,857	11,374
Net (loss) income- as adjusted	$(48,135)	$(82,087)	$(88,776)	$187,744	$(36,772)
Basic net (loss) income per share- as reported	$(.44)	$(.89)	$(1.01)	$1.65	$(.50)
Basic net (loss) income per share- adjusted	$(.44)	$(.76)	$(.82)	$1.85	$(.39)
Diluted net (loss) income per share- as reported	$(.44)	$(.89)	$(1.01)	$1.47	$(.50)
Diluted net (loss) income per share- adjusted	$(.44)	$(.76)	$(.82)	$1.64	$(.39)

The following tables present details of the Company’s total purchased intangible assets (in millions):

Sept. 30, 2002	Gross	Accumulated amortization	Net

Current technology	$273.6	$(147.0)	$126.6
Core technology	7.2	(0.1)	7.1
Licenses	10.2	(1.0)	9.2
Non-compete agreements	14.1	(3.2)	10.9
Workforce	4.7	(0.1)	4.6
Customer list	17.4	(11.5)	5.9
Patents and trademarks	26.8	(17.7)	9.1
Total	$354.0	$(180.6)	$173.4

December 31, 2001	Gross	Accumulated amortization	Net

Current technology	$210.2	$(106.8)	$103.4
Customer list	17.4	(8.9)	8.5
Patents and trademarks	26.8	(13.6)	13.2
Total	$254.4	$(129.3)	$125.1

The estimated future amortization expense of purchased intangible assets as of September 30, 2002 is as follows (in millions):

Fiscal Year:	Amount

2002 (remaining three months)	$17.7
2003	71.3
2004	43.7
2005	14.3
2006	10.8
2007	9.8
Later years	5.8
$173.4

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of September 30, 2002 is approximately $1.1 million for the remaining three months of 2002, $4.2 million annually for 2003 and 2004, and $3.1 million for 2005.

In October 2001, the FASB issued SFAS 144, “Accounting for the Disposal of Long-Lived Assets,” which supersedes SFAS 121, “Accounting for the Impairment Of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale, but provides additional definition and measurement criteria for determining when an impairment has occurred. Goodwill and financial instruments are excluded from the scope of SFAS 144, however amortizable intangible assets fall within its scope. The adoption of this statement in the first quarter of 2002 did not have a material impact on our results of operations, financial position or cash flows.

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

During the second and third quarter of 2002, we extinguished approximately $9.2 million and $24.3 million, respectively, face value of our 4¾% convertible notes for approximately $8.0  million and $19.8 million in cash, respectively, including accrued interest. We recognized gains of approximately $1.2 million and $4.5 million, respectively, in connection with these transactions. As specified in SFAS 145, this gain was recorded in “Other Income, net” in the accompanying Condensed Consolidated Statement of Operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (EITF) Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

Liquidity and Capital Resources

As of September 30, 2002, our principal source of liquidity was $290.2 million of cash and short-term investments, a decrease from the balance of $531.6 million at December 31, 2001. Working capital decreased to $368.7 million at September 30, 2002 from $617.2 million at December 31, 2001. These decreases were primarily due to cash used for the acquisition of the FPGA business of Agere on January 18, 2002.  During the first nine months of 2002, we generated approximately $46.4 million of cash and cash equivalents from our operating activities compared with $13.6 million during the first nine months of 2001. This increase in cash generation was driven primarily by the receipt of $35.0 million of federal tax refunds due to the carryback of 2001 net operating losses and refunds of 2001 estimated taxes. These refunds more than offset reduced receipts from end customers and distributors in conjunction with lower revenue levels as a result of the significant downturn in the semiconductor and PLD markets, as well as reduced cash flow from stock option exercises.

Accounts receivable at September 30, 2002 increased by $8.2 million, or 42%, as compared to the balance at December 31, 2001. This increase was primarily due to the timing of billings and payments during the quarter as compared to the fourth quarter of 2001. Inventories decreased by $4.1 million, or six percent, as compared to the balance at December 31, 2001. This decrease is primarily due to reduced starts and receipts of wafers in response to lower revenue levels. Other current assets decreased by approximately $14.2 million, or 50%, as compared to the balance at December 31, 2001. This decrease is due primarily to the collection of federal tax refunds. The current portion of deferred income taxes decreased by approximately $3.7 million, or 12%, as compared to the balance at December 31, 2001. This decrease was primarily due to the decrease in deferred income on sales to distributors (which is recognized currently for income tax purposes), and to a lesser extent the timing of deductions for certain expenses and allowances. Foundry investments, advances and other assets decreased by $50.3 million, or 31%. During the first nine months of 2002 we recorded a $31.4 million adjustment ($20.4 million net of tax and booked through Accumulated Other Comprehensive Income), reflecting the decline in market value of our unrestricted UMC shares since December 31, 2001. Additionally, during the second quarter of 2002, we sold approximately 7.6 million of our unrestricted UMC shares at a gain of $4.0 million (see Note 10).

Net intangible assets increased by $48.3 million, or 39% as compared to the balance at December 31, 2001, primarily due to intangible assets recorded in conjunction with the acquisition of Cerdelinx and Agere FPGA (see Notes 4 and 5). These additions were partially offset by amortization expense of $54.6 million, including $1.9 million of deferred compensation expense. Goodwill increased by $141.5 million, or 174% as compared to the balance at December 31, 2001. This increase is due to goodwill recorded in conjunction with the acquisition of Agere FPGA (see Note 5). There was no goodwill recorded in conjunction with our acquisition of Cerdelinx (see Note 4). Beginning in 2002, goodwill is no longer amortized (see Note 8). The increase in non-current deferred income taxes of $26.4 million, or 40%, at September 30, 2002 as compared to December 31, 2001 is due primarily to the following two factors: (1) recognition in the first quarter of 2002 of $24.2 million of in-process research and development related to the acquisition of Agere FPGA (see Note 5) for financial statement purposes, but which is amortized over fifteen years for income tax purposes, and (2) the depreciation in our UMC foundry investment (see Note 10). The increase in non-current deferred taxes is, to a lesser extent, also due to intangible asset amortization.

Deferred income on sales to distributors decreased by $3.7 million, or 20%, as compared to the balance at December 31, 2001. This decrease was primarily due to a reduction in distributors’ inventories.

On October 28, 1999, we issued $260 million in 4 ¾ % convertible subordinated notes due on November 1, 2006. These notes require that we pay interest semi-annually on May 1 and November 1. Holders of these notes may convert them into shares of our common stock at any time on or before November 1, 2006, at a conversion price of $20.72 per share, subject to adjustment in certain events. Beginning on November 6, 2002 and ending on October 31, 2003, we may redeem the notes in whole or in part at a redemption price of 102.71% of the principal amount. In the subsequent three twelve-month periods, the redemption price declines to 102.04%, 101.36% and 100.68% of principal, respectively. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated to all liabilities of our subsidiaries. The balance of these convertible notes decreased by $33.5 million as compared to the balance at December 31, 2001. During the first nine months of 2002, we extinguished this amount of notes with a corresponding gain of approximately $5.7 million (see Note 8).

At September 30, 2002, we had no senior indebtedness and our subsidiaries had $0.5 million of other liabilities. Issuance costs of approximately $6.6 million, net of debt extinguishments, relative to the convertible subordinated notes are included in Other Assets in our Condensed Consolidated Balance Sheet and are being amortized to expense over the life of the notes. Accumulated amortization amounted to approximately $4.5 million at September 30, 2002.

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

Capital expenditures were approximately $15.3 million for the first nine months of 2002. We expect to spend approximately $17 million to $19 million for the fiscal year ending December 31, 2002.

We currently own approximately 88.2 million shares of UMC common stock. Restrictions by UMC and the Taiwan government apply to approximately 23.3 million of these shares (see Note 10). If we liquidate our UMC shares, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.

In December 2000, our Board of Directors authorized management to repurchase up to five million shares of our common stock. As of September 30, 2002 and December 31, 2001, we had repurchased 1,136,000 shares at an aggregate cost of approximately $20.0 million. In addition, through the retirement of $33.5 million of convertible notes during the third quarter of 2002, the number of shares subject to issuance under the terms of the Convertible Notes is reduced by approximately 1.6 million shares (see Note 8).

In March 1997 and as subsequently amended in January 2002, we entered into an advance payment production agreement with Seiko Epson and Epson Electronics America, Inc.  (“EEA”) under which we agreed to advance up to $69 million, payable upon completion of specific milestones, to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility.  Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period.  No interest income is recorded.  The agreement calls for wafers to be supplied by Seiko Epson through EEA pursuant to purchase agreements with EEA. Payments of approximately $51.2 million have been made under this agreement. Approximately $38.3 million in wafer repayments remains outstanding at September 30, 2002. Approximately $2.2 million is expected to be repaid with semiconductor wafers during the next twelve months and are thus reflected as part of “Other current assets” in our Consolidated Balance Sheet.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2002 and December 31, 2001 our investment portfolio consisted of fixed income securities of $290.2 million and $508.2 million, respectively. As with all fixed income instruments, these securities are subject to interest rate risk and will decline in value if market interest rates increase. If interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2002 and December 31, 2001, the decline in the fair value of our portfolio would not be material. Further, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact on our income or cash flows.

We have international subsidiary and branch operations. Additionally, a portion of our silicon wafer purchases are denominated in Japanese yen. We therefore are subject to foreign currency rate exposure. To mitigate rate exposure with respect to our yen-denominated wafer purchases, we maintain yen-denominated bank accounts and bill our Japanese customers in yen. If the foreign currency rates were to fluctuate by 10% from rates at September 30, 2002 and December 31, 2001, the effect on these consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls.  There have been no significant changes in our internal controls or in other factors which could significantly affect our internal controls subsequent to the date we carried out our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

On August 26, 2002, we acquired Cerdelinx Technologies, Inc. (“Cerdelinx”) in a stock-for-stock merger.  In exchange for all of the outstanding capital stock of Cerdelinx, we issued 2,343,767 shares of our common stock to the shareholders of Cerdelinx in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.  Each shareholder of Cerdelinx acknowledged that the shareholder, either alone or with a purchaser representative, had such knowledge and experience in business matters as to be capable of evaluating the merits and risks of the shareholder’s investment in our shares.  No form of general solicitation or general advertising was used in connection with the transaction, and each shareholder represented that it was acquiring the shares for the shareholder’s own account, and not with a view to the sale or distribution of any part thereof.  Each shareholder also received information about the terms of the merger and each of the constituent companies prior to making an investment decision.

Item 5.   Other Information

Non-Audit Fees:

The Audit Committee of the Board Of Directors has approved the following non-audit services which are being performed by PricewaterhouseCoopers, our independent accountants, during the calendar year ending December 31, 2002:

•                  Income tax advisory services related to: income tax returns; acquisitions; and formation and liquidation of foreign subsidiaries; and

•                  Expatriate income tax preparation services.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

10.1         Warrant to Purchase Shares of Common Stock, granted to Bain & Company, Inc., on May 7, 2002 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Registration Statement on Form S-3 filed on September 6, 2002, as amended).

10.2         Octillion Communications, Inc. 2001 Stock Option Plan (Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 filed on September 6, 2002).

10.3         Cerdelinx Technologies, Inc. Special 2002 Stock Option Plan (Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed on September 6, 2002).

10.4         Lattice Semiconductor Corporation Employee Stock Purchase Plan (As amended and Restated Effective May 7, 2002) (Incorporated by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8 filed on September 6, 2002).

10.5         Lattice Semiconductor Corporation Executive Deferred Compensation Plan (As Amended and Restated Effective as of August 11, 1997), with related agreements (Incorporated by reference to Exhibit 99.3 filed with the Company’s Registration Statement on Form S-3 filed on September 6, 2002, as amended).

10.6         Amendment No. 1 to Lattice Semiconductor Corporation Executive Deferred Compensation Plan (As Amended and Restated Effective as of August 11, 1997) dated November 19, 1999 (Incorporated by reference to Exhibit 99.4 filed with the Company’s Registration Statement on Form S-3 filed on September 6, 2002, as amended).

99.1         Certification of Chief Executive Officer and Chief Financial Officer Pursuant to U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION (Registrant)

Date: November 11, 2002

By:	/s/ Stephen A. Skaggs
Stephen A. Skaggs
Senior Vice President Finance, Chief Financial Officer and Secretary

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND CHIEF FINANCIAL OFFICER

AS ADOPTED PURSUANT TO

SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, Cyrus Y. Tsui, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lattice Semiconductor Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Cyrus Y. Tsui
Cyrus Y. Tsui
Chief Executive Officer

I, Stephen A. Skaggs, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lattice Semiconductor Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Stephen A. Skaggs
Stephen A. Skaggs
Chief Financial Officer