Form 10-Q
period 2003-03-31
LATTICE SEMICONDUCTOR CORP
filed 2003-05-12
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number 000-18032

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

At March 31,2003, there were 112,490,414 shares of the Registrant’s common stock, $.01 par value, outstanding.

LATTICE SEMICONDUCTOR CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002

Revenue	$58,311	$58,878

Costs and expenses:
Cost of products sold	23,208	23,606
Research and development	21,832	21,385
Selling, general and administrative	12,483	11,858
In-process research and development	—	24,200
Amortization of intangible assets (1)	21,114	18,623

Total costs and expenses	78,637	99,672

Loss from operations	(20,326)	(40,794)

Other income (loss), net	1,491	(1,901)

Loss before benefit for income taxes	(18,835)	(42,695)

Benefit for income taxes	—	(17,078)

Net loss	$(18,835)	$(25,617)

Basic net loss per share	$(0.17)	$(0.23)

Diluted net loss per share	$(0.17)	$(0.23)

Shares used in per share calculations:

Basic	111,390	109,558

Diluted	111,390	109,558

(1)         Includes $3,270 and $561 of amortization of deferred stock compensation expense for the three months ended March 31, 2003 and March 31, 2002, respectively, attributable to Research and Development activities.

See Accompanying Notes to Condensed Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share and par value data)

(unaudited)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$34,054	$169,475
Short-term investments	218,793	107,405
Accounts receivable, net	30,651	26,374
Inventories	51,876	56,241
Other current assets	34,748	35,033

Total current assets	370,122	394,528

Property and equipment, net	61,284	62,786
Foundry investments, advances and other assets	100,059	104,507
Intangible assets, net	138,149	155,953
Goodwill	223,605	223,489

	$893,219	$941,263

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$37,170	$33,597
Deferred income on sales to distributors	13,102	11,983
Income taxes payable	—	142

Total current liabilities	50,272	45,722

4 3/4% Convertible notes due in 2006	175,304	208,061
Other long-term liabilities	26,335	26,345
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 112,490,414 and 112,358,043 shares issued and outstanding	1,125	1,124
Paid-in capital	581,767	580,987
Deferred stock compensation	(8,249)	(11,540)
Accumulated other comprehensive loss	(9,695)	(4,631)
Retained earnings	76,360	95,195

Total stockholders’ equity	641,308	661,135

	$893,219	$941,263

See Accompanying Notes to Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net loss	$(18,835)	$(25,617)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,545	23,823
Gain on extinguishment of convertible notes	(2,923)	—
In-process research and development	—	24,200
Tax benefit of option exercises	—	456
Changes in assets and liabilities (net of effect of business combinations):
Accounts receivable	(4,277)	(17,377)
Inventories	4,365	3,999
Other current assets	(525)	(3,044)
Foundry investments, advances and other assets	(580)	(1,274)
Deferred income taxes	—	(7,625)
Accounts payable and accrued expenses	3,574	4,200
Deferred income	1,119	1,996
Income taxes payable	(142)	(402)
Other liabilities	(375)	1,036

Total adjustments	26,781	29,988

Net cash provided by operating activities	7,946	4,371

Cash flows from investing activities:
Proceeds from short-term investments	112,568	116,247
Purchase of short-term investments	(223,956)	(33,942)
Acquisition of Agere FPGA	—	(254,175)
Capital expenditures	(3,211)	(4,707)

Net cash used by investing activities	(114,599)	(176,577)

Cash flows from financing activities:
Extinguishment of convertible debt, net	(29,570)	—
Net proceeds from issuance of common stock	802	2,866

Net cash (used in) provided by financing activities	(28,768)	2,866

Net decrease in cash and cash equivalents	(135,421)	(169,340)

Beginning cash and cash equivalents	169,475	250,203

Ending cash and cash equivalents	$34,054	$80,863

Supplemental disclosures of cash flow information:
Cash received for income taxes, net	$(247)	$(6,672)
Cash paid for interest	372	3
Supplemental disclosures of non-cash investing and financing activities:
Unrealized (loss) gain on (depreciation) appreciation of foundry
investments included in other comprehensive income	$(5,034)	$4,251

See Accompanying Notes to Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation:

The accompanying consolidated financial statements are unaudited and have been prepared by Lattice Semiconductor Corporation (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and in our opinion include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

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

Note 2 - Revenue Recognition:

Revenue from sales to OEM customers is recognized upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is probable, there are no customer acceptance requirements and no remaining significant obligations.  Certain of our sales are made to distributors under agreements providing price protection and right of return on unsold merchandise.  Revenue and cost relating to such distributor sales are deferred until the product is sold by the distributor and related revenue and costs are then reflected in income.  Revenue from software sales was not material for the periods presented.

Note 3 – Net Income Per Share:

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

	Three months ended
	Mar. 31, 2003	Mar. 31, 2002

Net loss	$(18,835)	$(25,617)

Shares used in basic net loss per share calculations	111,390	109,558

Dilutive effect of stock options and warrants	—	—

Shares used in diluted net loss per share	111,390	109,558

Basic net loss per share	$(0.17)	$(0.23)

Diluted net loss per share	$(0.17)	$(0.23)

Stock-Based Compensation

We account for our employee and director stock options and employee stock purchase plan in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Pro forma disclosures as required under SFAS 123, “Accounting for Stock-Based Compensation” and as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” are presented below. Pursuant to FASB Interpretation No. 44  “Accounting for Certain Transactions Involving Stock Based Compensation – an interpretation of APB Opinion No. 25,” effective July 1, 2000, the “in the money” portion of stock options granted to employees in connection with acquisitions is accounted for as Deferred Stock Compensation in Stockholders’ Equity and amortized to operations as part of Amortization of Intangible Assets over the vesting periods of the options.

The fair value of our stock-based employee compensation cost for purposes of our pro forma disclosures was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Grants for quarter ended
	Mar. 31, 2003	Mar. 31, 2002
Stock options:
Expected volatility	58.1%	59.3%
Risk-free interest rate	2.1%	2.8%
Expected life from vesting date	1.6 years	1.7 years
Dividend yield	0%	0%

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

The resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted was $1.23 and $3.70 for the first quarters of 2003 and 2002, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Our pro forma information is as follows (in thousands, except per share data):

	Quarter ended Mar. 31, 2003	Quarter ended Mar. 31, 2002

Net loss, as reported	$(18,835)	$(25,617)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,981)	(8,672)
Pro forma net loss	$(22,816)	$(34,289)

Net loss per share:
Basic-as reported	$(0.17)	$(0.23)
Basic- pro forma	$(0.20)	$(0.31)

Diluted-as reported	$(0.17)	$(0.23)
Diluted-pro forma	$(0.20)	$(0.31)

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

The fair value underlying the $5.7 million assigned to acquired IPR&D from the Cerdelinx acquisition (recognized in the third quarter of 2002) was determined by identifying research projects in areas for which technological feasibility had not been established and there were no alternative future uses. The acquired IPR&D consists of low-power CMOS transceivers and backplane interfaces with embedded high-speed SERDES I/O. These products were approximately 60% complete and are estimated to be completed in 2003 at an estimated cost of approximately $2 million. There has been no material change in the schedule or estimated cost of this project.

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

Note 5 – Acquisition of Agere FPGA:

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

In accordance with SFAS 141, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. In estimating the fair value of the assets acquired, management considered various factors, including an appraisal. We are in the process of completing our integration of Agere FPGA. The total purchase price was allocated as follows (in millions):

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

(in thousands, except per share amounts-unaudited)

	Quarter ended
	Mar. 31, 2003	Mar. 31, 2002
Revenue	$58,311	$64,270
Net Loss	$(18,835)	$(10,206)
Basic net loss per share	$(0.17)	$(0.09)
Diluted net loss per share	$(0.17)	$(0.09)

Note 6 - Acquisition of Vantis:

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

The recorded balances of goodwill and intangible assets, net of accumulated amortization, related to the Vantis acquisition approximated $77.1 million and $61.5 million, respectively, at March 31, 2003 and $77.1 million and $74.2 million, respectively, at December 31, 2002. Amortization expense related to intangible assets approximated $12.7 million for both the first quarter of 2003 and the first quarter of 2002.

Note 7 - Inventories (in thousands):

	Mar. 31, 2003	Dec. 31, 2002
Work in progress	$38,293	$40,515
Finished goods	13,583	15,726
	$51,876	$56,241

Note 8 - Changes in Stockholders’ Equity (in thousands):

	Common Stock	Paid-in Capital	Deferred Stock Comp.	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balances, Dec. 31, 2002

$

1,124

$

580,987

$

(11,540

)

$

(4,631

)

$

95,195

$

661,135

Common stock issued	1	801	—	—	—	802

Unrealized loss on foundry investments (Note 11)	—	—	—	(5,034)	—	(5,034)

Deferred stock compensation	—	(21)	21	—	—	—

Amortization of deferred stock compensation	—	—	3,270	—	—	3,270

Translation adjustment	—	—	—	(30)	—	(30)

Net loss for the three-month period	—	—	—	—	(18,835)	(18,835)

Balances, Mar. 31, 2003	$1,125	$581,767	$(8,249)	$(9,695)	$76,360	$641,308

Total comprehensive loss for the first three-month period of 2003 was approximately $23.9 million and is substantially comprised of $18.8 million net loss from operations and $5.0 million in unrealized loss related to foundry investments.

Note 9 - New Accounting Pronouncements:

In June 2001, the FASB issued SFAS 142, which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142, among other things, establishes new standards for intangible assets acquired in a business combination, eliminates amortization of goodwill and sets forth requirements to periodically evaluate goodwill for impairment. We adopted this statement during the first quarter of 2002 and thus goodwill and certain intangibles with indefinite lives are no longer being amortized. To apply SFAS 142, a company is divided into separate “reporting units,” each representing groups of products that are separately managed.  For this purpose, we have one reporting unit.  To determine whether or not goodwill may be impaired, a test is required comparing the book value of the “reporting unit” to its trading price. Similar tests are required in the future, at least annually, and more often where there is a change in circumstances that could result in an impairment of goodwill.  If the trading price of our common stock is below the book value for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value (trading price plus a control premium).  The excess of book value over estimated market value will then be subtracted from the goodwill account with a resulting charge to operations. Subsequent unrealized recoveries in market value, if any, will not be recorded. We completed an initial goodwill impairment assessment as of January 1, 2002 to determine if a transition impairment charge should be recognized under SFAS 142. Upon assessment, no transition impairment charge was recorded. We also completed our annual goodwill impairment assessment in December 2002, upon which no impairment charge was recorded. Additional goodwill impairment tests will be performed at least annually.

The following tables present details of the Company’s total purchased intangible assets (in millions):

March 31, 2003	Gross	Accumulated amortization	Net

Current technology	$273.6	$(173.7)	$99.9
Core technology	7.3	(.9)	6.4
Licenses	10.2	(1.8)	8.4
Non-compete agreements	14.2	(5.6)	8.6
Workforce	4.7	(.5)	4.2
Backlog	1.4	(1.4)	—
Customer list	17.4	(13.2)	4.2
Patents and trademarks	26.8	(20.4)	6.4

Total	$355.6	$(217.5)	$138.1

December 31, 2002	Gross	Accumulated amortization	Net

Current technology	$273.6	$(160.3)	$113.3
Core technology	7.3	(.5)	6.8
Licenses	10.2	(1.4)	8.8
Non-compete agreements	14.2	(4.4)	9.8
Workforce	4.7	(.3)	4.4
Backlog	1.4	(1.4)	—
Customer list	17.4	(12.3)	5.1
Patents and trademarks	26.8	(19.0)	7.8

Total	$355.6	$(199.6)	$156.0

The estimated future amortization expense of purchased intangible assets as of March 31, 2003 is as follows (in millions):

Fiscal Year:	Amount

2003 (remaining nine months)	$53.5
2004	43.8
2005	14.4
2006	10.8
2007	9.8
Later years	5.8
$138.1

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of December 31, 2002 is approximately $2.6 million for the remainder of 2003, $3.3 million for 2004, and $2.3 million for 2005.

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.” Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management adopted this pronouncement during the second quarter of 2002. During the second through fourth quarters of 2002, we extinguished approximately $51.9 million face value of our 4¾% convertible notes for approximately $42.8 million in cash, including accrued interest. We recognized a gain of approximately $9.3 million in connection with these transactions. During the first quarter of 2003, we extinguished approximately $32.8 million of these notes for approximately $29.9 million in cash including accrued interest and recognized a gain of approximately $2.9 million. As specified in

SFAS 145, these gains were recorded in “Other income, net” in the accompanying Consolidated Statement of Operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. This statement is effective for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. As we continue to report stock-based employee compensation costs using the intrinsic value method as defined by APB 25, adoption of the provisions of the new statement affects only our disclosure of these costs, which is presented in Note 3.

Note 10 - Legal Matters:

We are not currently a party to any material legal proceedings. We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, that we could resolve such claims under terms and conditions that would not have a material adverse effect on our financial position, cash flows or results of operations.

Note 11 – Unrealized Loss on Foundry Investments:

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

As of March 31, 2003, we owned approximately 88.2 million shares of UMC common stock of which approximately 23.3 million are restricted from sale for more than one year by the terms of our agreement with UMC.  Under the terms of the UMC agreement, if we sell any of these restricted shares, our rights to guaranteed wafer capacity at UMC may be reduced on a pro-rata basis based on the number of shares that we sell.  If we sell over 10.1 million of these restricted shares, we may lose all of our rights to guaranteed wafer capacity at UMC.

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

The carrying value of our investment in UMC was approximately $51.3 million and $56.3 million at March 31, 2003 and December 31, 2002, respectively, and this balance is classified as part of Foundry investments, advances and other assets. During the first quarter of 2003, we recorded a $5.0 million unrealized loss related to changes in the market value of our unrestricted UMC shares. If we liquidate our UMC shares, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.

Note 12 – Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our sales by major geographic area were as follows (in thousands):

	Three Months Ended
	Mar. 31, 2003	Mar. 31, 2002

United States	$21,168	$24,716
Export sales:
Europe	16,892	17,208
Asia	17,333	13,307
Other	2,918	3,647
	37,143	34,162
	$58,311	$58,878

Resale of product through two distributors accounted for approximately 22% and 17% of revenue in the first quarter of 2003, and 25% and 17%, respectively, for the first quarter of 2002. More than 90% of our property and equipment is located in the United States. Other long-lived assets located outside the United States consist primarily of foundry investments and advances.

Note 13 - Stock Option Exchange Program

On March 14, 2003, we completed a stock option exchange program. Under the exchange offer, eligible employees had the opportunity to tender for cancellation certain stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. Each eligible participant will receive four new options to purchase shares of common stock for every seven options submitted for cancellation. We accepted approximately 11.2 million options for exchange and currently expect to grant approximately 6.4 million new options, taking into consideration employee terminations since the cancellation date. The exercise price per share of the new options will be equal to the fair market value of our common stock on the new grant date, which is expected to be September 18, 2003.

In connection with the stock option exchange program, we accelerated the write-off of accrued deferred compensation recorded in conjunction with certain of our acquisitions, due to the cancellation of certain assumed in–the-money stock options. Such acceleration resulted in $2.2 million of additional intangible asset amortization expense in the first quarter of 2003. However, we do not expect to record any compensation expense as a result of the exchange program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking.  We use words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements.

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in them.  Among the key factors that could cause our actual results to differ materially from the forward-looking statements are delay in product or technology development, change in economic conditions of the various markets we serve, lack of market acceptance or demand for our new products, dependencies on silicon wafer suppliers and semiconductor assemblers, the impact of competitive products and pricing, opportunities or acquisitions that we pursue, the availability and terms of financing, and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including but not limited to the items discussed in “Factors Affecting Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report. You should not unduly rely on forward-looking statements because our actual results could materially differ from those expressed in any forward-looking statements made by us.  Further, any forward-looking statement applies only as of the date on which it is made.  We are not required to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

Results of Operations

Key elements of our consolidated statement of operations, expressed as a percentage of revenues, were as follows:

	Three Months Ended
	Mar. 31, 2003	Mar. 31, 2002

Revenue	100.0%	100.0%
Gross margin	60.2%	59.9%
Research and development expenses	37.4%	36.3%
Selling, general and administrative expenses	21.4%	20.1%
In-process research and development	—	41.1%
Amortization of intangible assets	36.2%	31.6%
Loss from operations	(34.9)%	(69.3)%

Revenue:

Revenue for the first quarter of 2003 was $58.3 million, a decrease of one percent from the first quarter of 2002. The composition of our revenue by product family for the first quarter of 2003 and the first quarter of 2002, respectively, was as follows:

	Three Months Ended
	Mar. 31, 2003	Mar. 31, 2002
FPGA	14%	8%
CPLD	70%	71%
SPLD	16%	21%

We acquired Agere FPGA on January 18, 2002 (see Note 5).  Prior to the acquisition, we had no revenue from the sale of FPGA products.

Beginning in 2001, the semiconductor and PLD markets experienced a significant downturn, which has continued into 2003. The slight revenue decrease in the first quarter of 2003 as compared to the first quarters of 2002 reflects this continued downturn and the resultant decrease in demand for our products.

As a percentage of total revenue, U.S. sales declined to 36% for the first three months of 2003 as compared to 42% for the first three months of 2002. Export sales to Asia rose as a percentage of total revenue, from 23% in the first three months of 2002 to 30% in the first three months of 2003. Export sales to Europe were approximately flat when comparing both fiscal periods, both in absolute and percentage terms.

During the first quarter of 2003, total units sold increased by seven percent and average selling price decreased by eight percent when compared to the first quarter of 2002. The decrease in average selling price was primarily due to price declines associated with the downturn in the semiconductor and PLD markets and product mix. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products.  Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See “Factors Affecting Future Results.”

Gross margin:

Gross margin as a percentage of revenue was 60.2% in the first quarter of 2003, as compared to 59.9% for the first quarter of 2002. This slight improvement in margin was due to reductions in our overall manufacturing costs. Reductions in overall manufacturing costs resulted primarily from on-going yield improvements, migration of products to more advanced technologies and reductions in wafer and assembly costs.

Research and development:

Research and development expenses increased approximately $0.4 million in the first quarter of 2003 when compared to the first quarter of 2002. Research and development expenses consist primarily of labor, masks, prototype wafers, third-party design automation software, assembly tooling and qualification expenses. The increase in research and development expense was primarily due to increased headcount and related spending due to our acquisition of Cerdelinx and Agere FPGA (see Notes 4 and 5).  We believe that a continued commitment to research and development is essential in order to maintain product leadership of our existing product families and to provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development.

Selling, General and Administrative Expense:

Selling, general and administrative (“SG&A”) expenses increased approximately $0.6 million in the first quarter of 2003 when compared to the first quarter of 2002. This increase was primarily due to  increased selling and marketing expenses related to new products .

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

Amortization of Intangible Assets:

Amortization of intangible assets is related to our 2002 acquisitions of Agere FPGA and Cerdelinx, our 1999 Vantis acquisition and our 2001 acquisition of Integrated Intellectual Property, Inc. (“I2P”). Amortization expense was $21.1 million in the first quarter of 2003, an increase of $2.5 million when compared to the first quarter of 2002. Nearly all ($2.2 million) of this increase resulted from the accelerated write-off of accrued deferred compensation recorded in conjunction with certain of our acquisitions, due to the cancellation of certain assumed in-the-money stock options as part of a stock option exchange program initiated during the first quarter of 2003 (see Note 13).

Other income (loss), net:

Other income, net, was $1.5 million in the first quarter of 2002, an improvement of $3.4 million when compared to the first quarter of 2002. During the first quarter of 2003, we extinguished approximately $32.8 million of our convertible subordinated notes for approximately $29.9 million in cash, resulting in a gain of approximately $2.9 million. There were no such transactions in the first quarter of 2002. In conjunction with reducing our outstanding convertible debt from $260 million at the end of the first quarter of 2002 to approximately $175 million at the end of the first quarter of 2003, quarterly interest expense was reduced from $3.1 million to $2.2 million, a reduction of approximately $0.9 million. This reduction, along with the $2.9 million gain discussed above, more than offset a reduction in interest income on invested balances caused by lower interest rates and a decrease in invested balances.

Benefit for income taxes:

The benefit for income taxes was $17.1 million in the first quarter of 2002, resulting in an effective benefit rate of (40.0%). No income taxes have been provided for in the first quarter of 2003. This is the result of the following factors:

1)              We continued to experience significant losses during the first quarter of 2003 and are currently not paying any significant income taxes;

2)              Federal net operating loss carrybacks and credit carrybacks available in prior periods are no longer available; and,

3)              In the fourth quarter of 2002, we recorded a $118.6 million charge to income tax expense, representing a valuation allowance on our recorded deferred tax assets, in accordance with SFAS 109, “Accounting for Income Taxes.” We provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. Due to continued uncertainties regarding their realization, we continue to provide a valuation allowance equal to our net deferred tax assets at March 31, 2003.

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

In addition, as part of our acquisition, we entered into agreements with Agere to obtain certain manufacturing support and services and future intellectual property. These agreements with Agere do not have a material impact upon costs. However, in the event that Agere fails to provide this support and service, or provides such support and service at a level of quality and timeliness inconsistent with the historical delivery of such support and service, our ability to integrate the FPGA business will be hampered and our operating results may be harmed.

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

•                  potential impact on demand and customers from a prolonged engagement in Iraq;

•                  potential impact on demand and customers from the SARS outbreak;

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

Presently, our stock price is trading near our consolidated book value. A sustained decline in our stock price may result in a write-off of goodwill (see Note 9).

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

The majority of our revenue is derived from products based on a specialized silicon wafer manufacturing process technology called E²CMOS®.  The reliable manufacture of high performance E²CMOS semiconductor wafers is a complicated and technically demanding process requiring:

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

Economic, financial, social and political conditions in Asia have historically been volatile.  Financial difficulties, governmental actions or restrictions, prolonged work stoppages or any other difficulties experienced by our suppliers may disrupt our supply and could harm our operating results. In addition, certain areas of Asia are currently in the midst of an outbreak of the disease SARS. If the outbreak significantly worsens, the business of our suppliers could be disrupted.

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

New Accounting Pronouncements

In June 2001, the FASB issued SFAS 142, which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142, among other things, establishes new standards for intangible assets acquired in a business combination, eliminates amortization of goodwill and sets forth requirements to periodically evaluate goodwill for impairment. We adopted this statement during the first quarter of 2002 and thus goodwill and certain intangibles with indefinite lives are no longer being amortized.  To apply SFAS 142, a company is divided into separate “reporting units,” each representing groups of products that are separately managed.  For this purpose, we have one reporting unit.  To determine whether or not goodwill may be impaired, a test is required comparing the book value of the “reporting unit” to its trading price. Similar tests are required in the future, at least annually, and more often where there is a change in circumstances that could result in an impairment of goodwill.  If the trading price of our common stock is below the book value for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value (trading price plus a control premium).  The excess of book value over estimated market value will then be subtracted from the goodwill account with a resulting charge to operations. Subsequent unrealized recoveries in market value, if any, will not be recorded. We completed an initial goodwill impairment assessment as of January 1, 2002 to determine if a transition impairment charge should be recognized under SFAS 142. Upon assessment, no transition impairment charge was recorded. Additional goodwill impairment tests will be performed at least annually.

The following tables present details of the Company’s total purchased intangible assets (in millions):

March 31, 2003	Gross	Accumulated amortization	Net

Current technology	$273.6	$(173.7)	$99.9
Core technology	7.3	(.9)	6.4
Licenses	10.2	(1.8)	8.4
Non-compete agreements	14.2	(5.6)	8.6
Workforce	4.7	(.5)	4.2
Backlog	1.4	(1.4)	—
Customer list	17.4	(13.2)	4.2
Patents and trademarks	26.8	(20.4)	6.4

Total	$355.6	$(217.5)	$138.1

December 31, 2002	Gross	Accumulated amortization	Net

Current technology	$273.6	$(160.3)	$113.3
Core technology	7.3	(.5)	6.8
Licenses	10.2	(1.4)	8.8
Non-compete agreements	14.2	(4.4)	9.8
Workforce	4.7	(.3)	4.4
Backlog	1.4	(1.4)	—
Customer list	17.4	(12.3)	5.1
Patents and trademarks	26.8	(19.0)	7.8

Total	$355.6	$(199.6)	$156.0

The estimated future amortization expense of purchased intangible assets as of March 31, 2003 is as follows (in millions):

Fiscal Year:	Amount

2003 (remaining nine months)	$53.5
2004	43.8
2005	14.4
2006	10.8
2007	9.8
Later years	5.8
$138.1

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of December 31, 2002 is approximately $2.6 million for the remainder of  2003, $3.3 million for 2004, and $2.3 million for 2005.

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.” Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management adopted this pronouncement during the second quarter of 2002. During the second through fourth quarters of 2002, we extinguished approximately $51.9 million face value of our 4¾% convertible notes for approximately $42.8 million in cash, including accrued interest. We recognized a gain of approximately $9.3 million in connection with these transactions. During the first quarter of 2003, we extinguished approximately $32.8 million of these notes for approximately $29.9 million in cash including accrued interest and recognized a gain of approximately $2.9 million. As specified in SFAS 145, these gains were recorded in “Other income, net” in the accompanying Consolidated Statement of Operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. This statement is effective for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. As we continue to report stock-based employee compensation costs using the intrinsic value method as defined by APB 25, adoption of the provisions of the new statement affects only our disclosure of these costs, which is presented in Note 3.

Liquidity and Capital Resources

As of March 31, 2003, our principal source of liquidity was $252.8 million of cash and short-term investments, a decrease from the balance of $276.9 million at December 31, 2002. This decrease was due primarily to $29.9 million in cash used during the first quarter of 2003 to extinguish a portion of our convertible debt, more than offsetting cash generated from operations.  Working capital decreased to $319.9 million at March 31, 2003 from $348.8 million at December 31, 2002. This decrease was also primarily due to the partial extinguishment of convertible debt discussed above.

Accounts receivable at March 31, 2003 increased by $4.3 million, or 16%, as compared to the balance at December 31, 2002. This increase was primarily due to increased billings to distributors and the timing of billings and payments during the quarter as compared to the fourth quarter of 2002. Inventories decreased by $4.4 million, or eight percent, as compared to the balance at December 31, 2002. This decrease is primarily due to reduced starts and receipts of wafers in response to continued lower revenue levels. Foundry investments, advances and other assets decreased by $4.4 million, or four percent. During the first quarter of 2003 we recorded a $5.0 million adjustment (booked through Accumulated Other Comprehensive Loss), reflecting the decline in market value of our UMC shares since December 31, 2002. Intangible assets, net, decreased by $17.8 million, or 11% as compared to the balance at December 31, 2002, substantially due to amortization during the first quarter of 2003.

On October 28, 1999, we issued $260 million in 4 ¾ % convertible subordinated notes due on November 1, 2006. These notes require that we pay interest semi-annually on May 1 and November 1. Holders of these notes may convert them into shares of our common stock at any time on or before November 1, 2006, at a conversion price of $20.72 per share, subject to adjustment in certain events. Beginning on November 6, 2002 and ending on October 31, 2003, we may redeem the notes in whole or in part at a redemption price of 102.71% of the principal amount. In the subsequent three twelve-month periods, the redemption price declines to 102.04%, 101.36% and 100.68% of principal, respectively. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated to all liabilities of our subsidiaries. The balance of these convertible notes decreased by $32.8 million as compared to the balance at December 31, 2002 as we extinguished a portion of this convertible debt as discussed above.

At March 31, 2003, we had no senior indebtedness and our subsidiaries had $2.1 million of other liabilities. Issuance costs of approximately $6.9 million, net of debt extinguishments, relative to the convertible subordinated notes are included in Other Assets in our Condensed Consolidated Balance Sheet and are being amortized to expense over the life of the notes. Accumulated amortization amounted to approximately $5.6 million at March 31, 2003.

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

Capital expenditures were approximately $3.2 million for the first quarter of 2003. We expect to spend approximately $15 million to $20 million for the fiscal year ending December 31, 2003.

We currently own approximately 88.2 million shares of UMC common stock. Restrictions by UMC and the Taiwan government apply to approximately 26% of these shares (see Note 11). During 2002, we sold approximately 7.6 million of our UMC shares for approximately $9.9 million in cash, resulting in a gain of $4.0 million. In the future, we may or may not choose to liquidate additional UMC shares.

In December 2000, our Board of Directors authorized management to repurchase up to five million shares of our common stock. As of December 31, 2002, we had repurchased 1,136,000 shares (596,000 in 2001) at an aggregate cost of approximately $20.0 million ($10.6 million in 2001). There were no repurchases of common stock in 2002 or the first quarter of 2003.

In March 1997 and as subsequently amended in January 2002, we entered into an advance payment production agreement with Seiko Epson and Epson Electronics America, Inc.  (“EEA”) under which we agreed to advance up to approximately $69 million, payable upon completion of specific milestones, to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility.  Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period.  No interest income is recorded.  The agreement calls for wafers to be supplied by Seiko Epson through EEA pursuant to purchase agreements with EEA. Payments of approximately $51.3 million have been made under this agreement. Cumulatively, approximately $13.7 million of these payments have been repaid to us in the form of semiconductor wafers. Approximately $1.6 million of the outstanding advances are expected to be repaid with semiconductor wafers during the next twelve months and are thus reflected as part of Prepaid expenses and Other current assets in our Consolidated Balance Sheet. We do not anticipate making additional payments under this agreement.

We believe that our existing liquid resources, expected cash generated from operations and existing credit facilities combined with our ability to borrow additional funds will be adequate to meet our operating and capital requirements and obligations for the next 12 months, including the continued possible extinguishment of a portion of our convertible subordinated notes as discussed above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2003 and December 31, 2002 our investment portfolio consisted of fixed income securities of $250.4 million and $274.4 million, respectively. As with all fixed income instruments, these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of March 31, 2003 and December 31, 2002, the decline in the fair value of our portfolio would not be material. Further, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact in our income or cash flows.

We have international subsidiary and branch operations. Additionally, a portion of our silicon wafer purchases are denominated in Japanese yen. We therefore are subject to foreign currency rate exposure. To mitigate rate exposure with respect to our yen-denominated wafer purchases, we maintain a yen-denominated bank account and bill our Japanese customers in yen. If the foreign currency rates were to fluctuate by 10% from rates at March 31, 2003 and December 31, 2002, the effect on our consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

We are exposed to equity price risk due to our equity investment in UMC (see Note 11). Neither a 10% increase nor a further 10% decrease in equity price related to this investment would have a material effect on our consolidated financial statements. We have not attempted to reduce or eliminate this equity price risk through hedging or similar techniques. As a result, sustained changes in the market price of UMC shares could impact our financial results.  To the extent that the market value of our UMC shares experiences further deterioration for an extended period of time, our net income could be reduced.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d – 14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls. There have been no significant changes in our internal controls or in other factors which could significantly affect our internal controls subsequent to the date we carried out our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

99.1         Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18  U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION (Registrant)

Date: May 12, 2003

By:	/s/ Stephen A. Skaggs
Stephen A. Skaggs
Senior Vice President Finance, Chief Financial Officer and Secretary

CERTIFICATIONS

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Stephen A. Skaggs
Stephen A. Skaggs
Chief Financial Officer