Form 10-Q
period 2003-06-28
LATTICE SEMICONDUCTOR CORP
filed 2003-08-08
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

At June 28, 2003, there were 112,502,189 shares of the Registrant’s common stock, $.01 par value, outstanding.

LATTICE SEMICONDUCTOR CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenue	$58,178	$56,466	$116,489	$115,344

Costs and expenses:
Cost of products sold	23,289	22,492	46,497	46,098
Research and development	21,702	21,078	43,534	42,463
Selling, general and administrative	12,614	12,220	25,097	24,078
In-process research and development	—	—	—	24,200
Amortization of intangible assets (1)	18,687	17,923	39,801	36,546

Total costs and expenses	76,292	73,713	154,929	173,385

Loss from operations	(18,114)	(17,247)	(38,440)	(58,041)

Other (expense) income, net	(1,365)	3,078	126	1,177

Loss before benefit for income taxes	(19,479)	(14,169)	(38,314)	(56,864)

Benefit for income taxes	(2,554)	(6,022)	(2,554)	(23,100)

Net loss	$(16,925)	$(8,147)	$(35,760)	$(33,764)

Basic net loss per share	$(0.15)	$(0.07)	$(0.32)	$(0.31)

Diluted net loss per share	$(0.15)	$(0.07)	$(0.32)	$(0.31)

Shares used in per share calculations:

Basic	111,507	109,684	111,473	109,619

Diluted	111,507	109,684	111,473	109,619

(1)   Includes $841 and $571 of amortization of deferred stock compensation expense for the three months ended June 30, 2003 and June 30, 2002, respectively, and $4,111 and $1,132 for the six months ended June 30, 2003 and June 30, 2002, respectively, attributable to Research and Development activities.

See Accompanying Notes to Condensed Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share and par value data)

(unaudited)

	June 30, 2003	December 31, 2002
Assets

Current assets:
Cash and cash equivalents	$315,738	$169,475
Short-term investments	154,440	107,405
Accounts receivable, net	28,372	26,374
Inventories	48,283	56,241
Other current assets	11,476	35,033

Total current assets	558,309	394,528

Property and equipment, net	58,978	62,786
Foundry investments, advances and other assets	108,574	104,507
Intangible assets, net	120,304	155,953
Goodwill	223,605	223,489

	$1,069,770	$941,263

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$31,238	$33,597
Deferred income on sales to distributors	8,763	11,983
Income taxes payable	—	142

Total current liabilities	40,001	45,722

4 3/4% Convertible notes due in 2006	172,304	208,061
Zero Coupon Convertible notes due in 2010	200,000	—
Other long-term liabilities	25,704	26,345
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 112,502,189 and 112,358,043 shares issued and outstanding	1,125	1,124
Paid-in capital	581,519	580,987
Deferred stock compensation	(7,145)	(11,540)
Accumulated other comprehensive loss	(3,173)	(4,631)
Retained earnings	59,435	95,195

Total stockholders’ equity	631,761	661,135

	$1,069,770	$941,263

See Accompanying Notes to Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net loss	$(35,760)	$(33,764)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,575	46,901
Gain on sale of equity securities	—	(4,017)
Gain on extinguishment of convertible notes	(2,918)	(1,195)
Write-off of debt issuance costs	—	102
In-process research and development	—	24,200
Tax benefit of option exercises	—	792
Changes in assets and liabilities (net of effect of business combinations):
Accounts receivable	(1,997)	(9,227)
Inventories	7,958	4,160
Other current assets	24,084	25,416
Foundry investments, advances and other assets	235	3,266
Deferred income taxes	—	1,369
Accounts payable and accrued expenses	(2,210)	2,005
Deferred income	(3,220)	(793)
Income taxes payable	(142)	(22,865)
Other liabilities	(903)	(815)

Total adjustments	71,462	69,299

Net cash provided by operating activities	35,702	35,535

Cash flows from investing activities:
Proceeds from short-term investments	236,019	185,550
Purchase of short-term investments	(283,053)	(80,696)
Acquisition of Agere FPGA	—	(254,184)
Proceeds from sales of equity securities	—	9,930
Capital expenditures	(5,715)	(10,207)

Net cash used by investing activities	(52,749)	(149,607)

Cash flows from financing activities:
Extinguishment of convertible debt, net	(32,555)	(8,055)
Issuance of convertible debt, net	195,000	—
Net proceeds from issuance of common stock	865	3,605

Net cash provided by (used in) financing activities	163,310	(4,450)

Net increase (decrease) in cash and cash equivalents	146,263	(118,522)

Beginning cash and cash equivalents	169,475	250,203

Ending cash and cash equivalents	$315,738	$131,681

Supplemental disclosures of cash flow information:
Cash received for income taxes, net	$(28,357)	$(32,923)
Cash paid for interest	4,549	6,247
Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on appreciation (depreciation) of foundry investments included in other comprehensive income	$1,398	$(6,803)

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

On January 18, 2002, we completed the acquisition of the field-programmable gate array (“FPGA”) business (“Agere FPGA”) of Agere Systems Inc. (“Agere”) for $250 million in cash. This transaction was accounted for as an asset purchase, and accordingly, the results of operations for Agere FPGA and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning January 18, 2002. This acquisition is discussed further in Note 5.

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

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss	$(16,925)	$(8,147)	$(35,760)	$(33,764)

Shares used in basic net loss per share calculations	111,507	109,684	111,473	109,619

Dilutive effect of stock options, warrants and other potentially dilutive securities	—	—	—	—

Shares used in diluted net loss per share	111,507	109,684	111,473	109,619

Basic net loss per share	$(0.15)	$(0.07)	$(0.32)	$(0.31)

Diluted net loss per share	$(0.15)	$(0.07)	$(0.32)	$(0.31)

Stock-Based Compensation

We account for our employee and director stock options and employee stock purchase plan in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Pro forma disclosures as required under Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation” and as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” are presented below. Pursuant to FASB Interpretation No. 44  “Accounting for Certain Transactions Involving Stock Based Compensation – an interpretation of APB Opinion No. 25,” effective July 1, 2000, the “in the money” portion of stock options granted to employees in connection with acquisitions is accounted for as Deferred Stock Compensation in Stockholders’ Equity and amortized to operations as part of Amortization of Intangible Assets over the vesting periods of the options.

The fair value of our stock-based employee compensation cost for purposes of our pro forma disclosures was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Grants for
	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Stock Options:
Expected Volatility	57.1%	59.3%	58.1%	59.3%
Risk-free interest rate	1.9%	3.7%	2.1%	3.6%
Expected life from vesting date	1.6 years	1.8 years	0.5 years	1.8 years
Dividend yield	0%	0%	0%	0%

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

As pertaining to activity for the three and six months ended June 30, 2003 and 2002, the resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted were $3.97 and $5.15 for the second quarter of 2003 and 2002, respectively, and $1.25 and $6.93 for the six months ended June 30, 2003 and 2002, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Our pro forma information is as follows (in thousands, except per share data):

	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002

Net loss, as reported	$(16,925)	$(8,147)	$(35,760)	$(33,764)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,221)	(7,396)	(10,202)	(16,068)

Pro forma net loss	$(23,147)	$(15,543)	$(45,962)	$(49,832)

Net loss per share:
Basic-as reported	$(0.15)	$(0.07)	$(0.32)	$(0.31)
Basic- pro forma	$(0.21)	$(0.14)	$(0.41)	$(0.45)

Diluted-as reported	$(0.15)	$(0.07)	$(0.32)	$(0.31)
Diluted-pro forma	$(0.21)	$(0.14)	$(0.41)	$(0.45)

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

In conformity with Financial Accounting Standard SFAS 142, “Goodwill and Other Intangible Assets”, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed.  As Cerdelinx was not considered a business under SFAS 141, “Business Combinations,” no goodwill was recognized.  In estimating the fair value of the assets acquired, management considered various factors, including an appraisal.  The purchase price allocation is subject to further refinement and change over the four quarters subsequent to the acquisition. We are in the process of completing our integration of Cerdelinx and accordingly, the amounts recorded are based on our current estimates of these costs. The total purchase price was allocated as follows (in millions):

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

(in thousands, except per share amounts-unaudited)

	Six months ended
	June 30, 2003	June 30, 2002
Revenue	$116,489	$120,736
Net Loss	$(35,760)	$(18,308)
Basic net loss per share	$(0.32)	$(0.17)
Diluted net loss per share	$(0.32)	$(0.17)

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

The recorded balances of goodwill and intangible assets, net of accumulated amortization, related to the Vantis acquisition approximated $77.1 million and $48.7 million, respectively, at June 30, 2003 and $77.1 million and $74.2 million, respectively, at December 31, 2002. Amortization expense related to intangible assets approximated $25.5 million for both the first six months of 2003 and the first six months of 2002.

Note 7 - Inventories (in thousands):

	June 30, 2003	Dec. 31, 2002
Work in progress	$35,352	$40,515
Finished goods	12,931	15,726
	$48,283	$56,241

Note 8 - Changes in Stockholders’ Equity (in thousands):

	Common Stock	Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balances, Dec. 31, 2002

$

1,124

$

580,987

$

(11,540

)

$

(4,631

)

$

95,195

$

661,135

Common stock issued	1	816	—	—	—	817

Unrealized gain on foundry investments (Note 11)	—	—	—	1 ,398	—	1,398

Deferred stock compensation	—	(284)	284	—	—	—

Amortization of deferred stock compensation	—	—	4,111	—	—	4,111

Translation adjustment	—	—	—	60	—	60

Net loss for the six-month period	—	—	—	—	(35,760)	(35,760)

Balances, June 30, 2003	$1,125	$581,519	$(7,145)	$(3,173)	$59,435	$631,761

Total comprehensive loss for the first six-month period of 2003 was approximately $34.3 million and is substantially comprised of $35.8 million net loss from operations partially offset by $1.4 million in unrealized gain related to foundry investments.

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

The following tables present details of the Company’s total purchased intangible assets (in millions):

June 30, 2003	Gross	Accumulated amortization	Net

Current technology	$273.6	$(187.3)	$86.3
Core technology	7.3	(1.2)	6.1
Licenses	10.2	(2.1)	8.1
Non-compete agreements	14.2	(6.8)	7.4
Workforce	4.7	(.7)	4.0
Backlog	1.4	(1.4)	—
Customer list	17.4	(14.1)	3.3
Patents and trademarks	26.8	(21.7)	5.1

Total	$355.6	$(235.3)	$120.3

December 31, 2002	Gross	Accumulated amortization	Net

Current technology	$273.6	$(160.3)	$113.3
Core technology	7.3	(.5)	6.8
Licenses	10.2	(1.4)	8.8
Non-compete agreements	14.2	(4.4)	9.8
Workforce	4.7	(.3)	4.4
Backlog	1.4	(1.4)	—
Customer list	17.4	(12.3)	5.1
Patents and trademarks	26.8	(19.0)	7.8

Total	$355.6	$(199.6)	$156.0

The estimated future amortization expense of purchased intangible assets as of June 30, 2003 is as follows (in millions):

Fiscal Year:	Amount

2003 (remaining six months)	$35.7
2004	43.8
2005	14.4
2006	10.8
2007	9.8
Later years	5.8
$120.3

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of June 30, 2003 is approximately $1.5 million for the remainder of 2003, $3.3 million for 2004, and $2.3 million for 2005.

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.” Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management adopted this pronouncement during the second quarter of 2002. During the second through fourth quarters of 2002, we extinguished approximately $51.9 million face value of our 4¾% convertible notes for approximately $42.8 million in cash, including accrued interest. We recognized a gain of approximately $9.3 million in connection with these transactions. During the first quarter of 2003, we extinguished approximately $32.8 million of these notes for approximately $29.9 million in cash including accrued interest and recognized a gain of approximately $2.9 million. During the second quarter of 2003, we extinguished $3.0 million of these notes for approximately the same amount in cash including accrued interest, at approximately carrying cost. As specified in SFAS 145, gains recognized were recorded in “Other (expense) income, net” in the accompanying Consolidated Statement of Operations.

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

Note 10 - Legal Matters:

We are not currently a party to any material legal proceedings. We are exposed to certain asserted and unasserted potential claims. There can be no assurance with respect to potential claims made against us, that we could resolve such claims under terms and conditions that would not have a material adverse effect on our financial position, cash flows or results of operations.

Note 11 – Foundry Investment:

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

During 2002, we sold approximately 7.6 million of our UMC shares for approximately $9.9 million, resulting in a gain of $4.0 million. In the future, we may or may not choose to liquidate additional UMC shares.  As of June 30, 2003, we owned approximately 88.2 million shares of UMC common stock of which approximately 23.3 million are restricted from sale for more than one year by the terms of our agreement with UMC.  Under the terms of the UMC agreement, if we sell any of these restricted shares, our rights to guaranteed wafer capacity at UMC may be reduced on a pro-rata basis based on the number of shares that we sell.  If we sell over 10.1 million of these restricted shares, we may lose all of our rights to guaranteed wafer capacity at UMC.

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

The carrying value of our investment in UMC was approximately $57.7 million and $56.3 million at June 30, 2003 and December 31, 2002, respectively, and this balance is classified as part of Foundry investments, advances and other assets. During the first quarter of 2003, we recorded a $5.0 million unrealized loss related to changes in the market value of our unrestricted UMC shares. During the second quarter of 2003, we recorded a $6.4 million unrealized gain related to the change in market value of these shares. If we liquidate our UMC shares, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.

Note 12 – Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our sales by major geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

United States	$23,929	$23,995	$42,880	$48,711
Export sales:
Europe	14,221	13,239	31,113	30,447
Asia	17,938	16,807	35,271	30,114
Other	2,090	2,425	7,225	6,072
	34,249	32,471	73,609	66,633
	$58,178	$56,466	$116,489	$115,344

Resale of product through two distributors accounted for approximately 22% and 19% of revenue in the first six months of 2003, and 24% and 18%, respectively, for the first six months of 2002. More than 90% of our property and equipment is located in the United States. Other long-lived assets located outside the United States consist primarily of foundry investments and advances.

Note 13 - Stock Option Exchange Program:

On March 14, 2003, we completed a stock option exchange program. Under the exchange offer, eligible employees had the opportunity to tender for cancellation certain stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. Each eligible participant will receive four new options to purchase shares of common stock for every seven options submitted for cancellation. We accepted approximately 11.2 million options for exchange and currently expect to grant approximately 6.4 million new options, subject to adjustment for employee terminations since the cancellation date. The exercise price per share of the new options will be equal to the fair market value of our common stock on the new grant date, which is expected to be September 18, 2003.

In connection with the stock option exchange program, we accelerated the write-off of accrued deferred compensation recorded in conjunction with certain of our acquisitions, due to the cancellation of certain assumed in–the-money stock options. Such acceleration resulted in $2.2 million of additional intangible asset amortization expense in the first quarter of 2003. However, we do not expect to record any additional compensation expense as a result of the exchange program.

Note 14- Convertible Subordinated Notes:

On June 20, 2003, we issued $200 million in Zero Coupon convertible subordinated notes due on July 1, 2010. No interest will accrue or be payable related to these notes. Holders of these notes may convert the notes into shares of our common stock at any time before the close of business on the date of their maturity, unless the notes have been previously redeemed or repurchased, if (1) the price of our common stock issuable upon conversion of a note reaches a specified threshold, (2) the notes are called for redemption, (3) specified corporate transactions occur or (4) the trading price of the notes falls below certain thresholds. The conversion price is approximately $12.06 per share, subject to adjustment in certain circumstances. On or after July 1, 2008, we have the option to redeem all or a portion of the notes that have not been previously repurchased or converted at 100% of the principal amount of the notes. On July 1, 2008, holders have the option to require us to purchase all or a portion of their notes in cash at 100% of the principal amount of the notes. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated by operation of law to all liabilities of our subsidiaries. At June 30, 2003, we had no senior indebtedness and our subsidiaries had approximately $2.3 million of debt and other liabilities outstanding. Issuance costs relative to these convertible notes are included in “Foundry investments, advances and other assets” and aggregated approximately $5.5 million and are being amortized to expense over the lives of the notes. Accumulated amortization of these issuance costs was not significant as of June 30, 2003.

On July 21, 2003, we redeemed for cash all of our outstanding 4¾% convertible subordinated notes due in 2006 plus accrued interest. Total cash paid at redemption approximated $178.8 million, including par value of $172.3 million, accrued interest of approximately $1.8 million and a call premium of 2.71% of the outstanding notes, or approximately $4.7 million. This call premium, plus unamortized issuance costs of approximately $1.0 million as of the redemption date, will be recorded as “Other expense” in the quarter ended September 30, 2003.

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

Results of Operations

Key elements of our consolidated statement of operations, expressed as a percentage of revenues, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenue	100.0%	100.0%	100.0%	100.0%
Gross margin	60.0%	60.2%	60.1%	60.0%
Research and development expenses	37.3%	37.3%	37.4%	36.8%
Selling, general and administrative expenses	21.7%	21.6%	21.6%	20.9%
In-process research and development	—	—	—	21.0%
Amortization of intangible assets	32.1%	31.7%	34.2%	31.7%
Loss from operations	(31.1)%	(30.5)%	(33.0)%	(50.3)%

Revenue:

Revenue for the second quarter of 2003 increased by $1.7 million, or three percent, as compared to the second quarter of 2002, and by $1.1 million, or one percent for the first six months of 2003 when compared to the first six months of 2002. The composition of our revenue by product family for the second quarter and first six months of 2003 and 2002, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
FPGA	16%	13%	15%	10%
CPLD	69%	68%	70%	70%
SPLD	15%	19%	15%	20%

We acquired Agere FPGA on January 18, 2002 (see Note 5).  Prior to the acquisition, we had no revenue from the sale of FPGA products.

Beginning in 2001, the semiconductor and PLD markets experienced a significant downturn, which has continued into 2003. The slight revenue increase in the second quarter and first six months of   2003 as compared to the second quarter and first six months of 2002 was primarily due to revenue from the sale of new products. Nonetheless, overall revenue levels for all periods presented remain substantially depressed from earlier periods and reflect the continued downturn and resultant overall decrease in demand for our products. On July 21, 2003, we announced that we expected revenues for the quarter ended September 30, 2003 to be between $52 million and $55 million.

As a percentage of total revenue, U.S. sales declined to 37% for the first six months of 2003 as compared to 42% for the first six months of 2002. Export sales to Asia rose as a percentage of total revenue, from 26% in the first six months of 2002 to 30% in the first six months of 2003. Export sales to Europe were approximately flat when comparing both fiscal periods, both in absolute and percentage terms.

During the second quarter of 2003, units sold and average selling prices were both slightly higher as compared to the second quarter of 2002. The increase in the 2003 quarter was due primarily to product mix. During the first six months of 2003, total units sold increased by four percent and average selling price decreased by three percent when compared to the first six months of 2002. The decrease in average selling price was primarily due to price declines associated with the downturn in the semiconductor and PLD markets. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products.  Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See “Factors Affecting Future Results.”

Gross margin:

Gross margin as a percentage of revenue was approximately flat for all periods presented. Reductions in overall manufacturing costs were essentially offset by changes in production volume and product mix. Reductions in overall manufacturing costs resulted primarily from on-going yield improvements, migration of products to more advanced technologies and reductions in wafer and assembly costs.

Research and development:

Research and development expenses increased by $0.6 million and $1.1 million, respectively, in the second quarter and first six months of 2003 when compared to the same calendar periods in 2002. Research and development expenses consist primarily of labor, masks, prototype wafers, third-party design automation software, assembly tooling and qualification expenses. The increase in research and development expense was primarily due to increased headcount and related spending due to our acquisition of Cerdelinx (see Note 4).  We believe that a continued commitment to research and development is essential in order to maintain product leadership of our existing product families and to provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development.

Selling, General and Administrative Expense:

Selling, general and administrative (“SG&A”) expenses increased approximately $0.4 million and $1.0 million, respectively, in the second quarter and first six months of 2003 when compared to the same calendar periods of 2002. These increases were primarily due to increased selling and marketing expenses related to new products.

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

Amortization of Intangible Assets:

Amortization of intangible assets is related to our 2002 acquisitions of Agere FPGA and Cerdelinx, our 1999 Vantis acquisition and our 2001 acquisition of Integrated Intellectual Property, Inc. (“I2P”). Amortization expense was $18.7 million and $39.8 million in the second quarter and first six months of 2003, an increase of $0.8 million and $3.3 million when compared to the same calendar periods of 2002. The most significant portion ($2.2 million) of this increase resulted from the accelerated write-off of accrued deferred compensation recorded in the first quarter of 2003 in conjunction with certain of our acquisitions, due to the cancellation of certain assumed in-the-money stock options as part of a stock option exchange program initiated during the first quarter of 2003 (see Note 13). Nearly all of the remaining increase resulted from the amortization of intangible assets related to our acquisition of Cerdelinx.

Other (expense) income, net:

Other (expense) income, net, was $(1.4 million) and $0.1 million, respectively, in the second quarter and first six months of 2003, as compared to $3.1 million and $1.2 million, respectively, for the same calendar periods of 2002. During the second quarter of 2002, we recorded a $4.0 million gain in connection with the sale of approximately 7.6 million unrestricted UMC shares (see Note 11). There was no such transaction in the 2003 periods. Additionally during the second quarter of 2002, we recorded a $1.2 million gain in connection with the extinguishment of a portion of our 4 3/4% convertible notes. During the first quarter of 2003, we recorded a gain of approximately $2.9 million in connection with the extinguishment of an additional portion of these convertible notes. In conjunction with reducing our outstanding 4 ¾% convertible debt from $260 million at the end of the first quarter of 2002 to approximately $172 million at the end of the second quarter of 2003, quarterly interest expense was reduced from $3.1 million to $2.2 million, a reduction of approximately $0.9 million per quarter.

Additional reductions in other income resulted from a reduction in  interest income on invested balances caused by lower interest rates and a decrease in invested balances.

Benefit for income taxes:

During the second quarter of 2003, we recorded an income tax benefit of approximately $2.6 million, related to a refund of federal income taxes of approximately $28.1 million received in the second quarter of 2003 and resulting from the carryback of 2002 net operating losses to prior profitable periods.

The benefit for income taxes was $6.0 million and $23.1 million, respectively, in the second quarter and first six months of 2002.  No income taxes were provided for in the first quarter of 2003. This is the result of the following factors:

1)                                      We continued to experience significant losses during the first quarter of 2003 and are currently not paying any significant income taxes;

2)                                      Federal net operating loss carrybacks and credit carrybacks available in prior periods are no longer available; and,

3)                                      In the fourth quarter of 2002, we recorded a $118.6 million charge to income tax expense, representing a valuation allowance on our recorded deferred tax assets, in accordance with SFAS 109, “Accounting for Income Taxes.” We provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. Due to continued uncertainties regarding their realization, we continue to provide a valuation allowance equal to our net deferred tax assets.

FACTORS AFFECTING FUTURE RESULTS

A continuing downturn in the communications equipment and computing end markets has caused a reduction in demand for our products and limited our ability to maintain or increase revenue levels and operating results.

A significant portion of our revenue is derived from customers in the communications equipment and computing end markets.  A downturn in the economy could lead to a contraction of capital spending on information technology.  This in turn could lead to a reduction in the demand for communications or computing equipment and for our products.

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

The semiconductor industry is highly cyclical, to a greater extent than other less technology-driven industries.  Our financial performance has periodically been negatively affected by downturns in the semiconductor industry.  Factors that contribute to these industry downturns include:

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

On January 18, 2002, we acquired the FPGA business of Agere Systems and are currently completing the integration of this business with our operations.  If our integration is unsuccessful, more difficult or more time consuming than originally planned, we may incur unexpected disruptions to our ongoing business.  These disruptions could harm our operating results.  Further, the following specific factors may adversely affect our ability to integrate the FPGA business of Agere:

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

•                                          product cost; and

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

•                                          adverse movements in exchange rates, interest rates or tax rates; and

•                                          the availability of adequate supply commitments from our wafer foundries and assembly and test contractors.

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

If our assembly and test contractors experience quality or yield problems, we may face a shortage of finished products available for sale.

We rely on contractors to assemble and test our devices with acceptable quality and yield levels.  As is common in our industry, we have experienced quality and yield problems in the past.  If we experience prolonged quality or yield problems in the future, our operating results could be harmed.

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

•                                          the elimination of raw material impurities and errors in each step of the process; and

•                                          effective cooperation between us and the assembly contractor.

As a result, our contractors may experience difficulties in achieving acceptable quality and yield levels when assembling and testing our semiconductor devices.

Deterioration of conditions in Asia may disrupt our existing supply arrangements and result in a shortage of finished products available for sale.

All three of our major silicon wafer suppliers operate fabs located in Asia.  Our finished silicon wafers are assembled and tested by independent contractors located in China, Malaysia, the Philippines, South Korea and Taiwan. A prolonged interruption in our supply from any of these contractors could harm our operating results.

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

The following tables present details of the Company’s total purchased intangible assets (in millions):

June 30, 2003	Gross	Accumulated amortization	Net

Current technology	$273.6	$(187.3)	$86.3
Core technology	7.3	(1.2)	6.1
Licenses	10.2	(2.1)	8.1
Non-compete agreements	14.2	(6.8)	7.4
Workforce	4.7	(.7)	4.0
Backlog	1.4	(1.4)	—
Customer list	17.4	(14.1)	3.3
Patents and trademarks	26.8	(21.7)	5.1

Total	$355.6	$(235.3)	$120.3

December 31, 2002	Gross	Accumulated amortization	Net

Current technology	$273.6	$(160.3)	$113.3
Core technology	7.3	(.5)	6.8
Licenses	10.2	(1.4)	8.8
Non-compete agreements	14.2	(4.4)	9.8
Workforce	4.7	(.3)	4.4
Backlog	1.4	(1.4)	—
Customer list	17.4	(12.3)	5.1
Patents and trademarks	26.8	(19.0)	7.8

Total	$355.6	$(199.6)	$156.0

The estimated future amortization expense of purchased intangible assets as of June 30, 2003 is as follows (in millions):

Fiscal Year:	Amount

2003 (remaining six months)	$35.7
2004	43.8
2005	14.4
2006	10.8
2007	9.8
Later years	5.8
$120.3

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of June 30, 2003 is approximately $1.5 million for the remainder of  2003, $3.3 million for 2004, and $2.3 million for 2005.

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.” Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management adopted this pronouncement during the second quarter of 2002. During the second through fourth quarters of 2002, we extinguished approximately $51.9 million face value of our 4¾% convertible notes for approximately $42.8 million in cash, including accrued interest. We recognized a gain of approximately $9.3 million in connection with these transactions. During the first quarter of 2003, we extinguished approximately $32.8 million of these notes for approximately $29.9 million in cash including accrued interest and recognized a gain of approximately $2.9 million. During the second quarter of 2003, we extinguished $3.0 million of these notes for approximately the same amount of cash including accrued interest, at approximately carrying cost. As specified in SFAS 145, gains recognized were recorded in “Other (expense) income, net” in the accompanying Consolidated Statement of Operations.

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

Liquidity and Capital Resources

As of June 30, 2003, our principal source of liquidity was $470.2 million of cash and short-term investments an increase of $193.3 million from the balance of $276.9 million at December 31, 2002. This increase was due primarily to the receipt of $195.0 million in the second quarter of 2003 in conjunction with the issuance of $200 million of our Zero Coupon Convertible Subordinated Notes (see Note 14). This, plus cash generated from operations, more than offset  $29.9 million and $3.0 million in cash used during the first and second quarters of 2003, respectively, to extinguish a portion of our existing 4¾% convertible debt. Working capital increased to $518.3 million at June 30, 2003 from $348.8 million at December 31, 2002. This increase was also primarily due to the issuance of new convertible notes discussed above.

Accounts receivable at June 30, 2003 increased by $2.0 million, or eight percent, as compared to the balance at December 31, 2002. This increase was primarily due to the timing of billings and payments during the quarter as compared to the fourth quarter of 2002. Inventories decreased by $8.0 million, or 14%, as compared to the balance at December 31, 2002. This decrease was primarily due to reduced starts and receipts of wafers in response to continued lower revenue levels. Other current assets decreased by $23.6 million, or 67%, as compared to the balance at December 31, 2002. This was primarily due to the receipt of federal income tax refunds approximating $28.1 million related to the carryback of 2002 net operating losses to prior profitable periods. Foundry investments, advances and other assets increased by $4.1 million, or four percent. This increase was primarily due to approximately $5.5 million in fees and estimated issuance costs recorded in connection with the issuance of our Zero Coupon Convertible Subordinated Notes. Intangible assets, net, decreased by $35.6 million, or 23% as compared to the balance at December 31, 2002, substantially due to amortization during the first six months of 2003. Deferred income on sales to distributors decreased by $3.2 million, or 27%, as compared to the balance at December 31, 2002. This decrease was primarily due to lower shipments and billings to the distributors, resulting in lower inventories at the distributors.

On June 20, 2003, we issued $200 million in Zero Coupon convertible subordinated notes due on July 1, 2010. No interest will accrue or be payable related to these notes. Holders of these notes may convert the notes into shares of our common stock at any time before the close of business on the date of their maturity, unless the notes have been previously redeemed or repurchased, if (1) the price of our common stock issuable upon conversion of a note reaches a specified threshold, (2) the notes are called for redemption, (3) specified corporate transactions occur or (4) the trading price of the notes falls below certain thresholds. The conversion price is approximately $12.06 per share, subject to adjustment in certain circumstances. On or after July 1, 2008, we have the option to redeem all or a portion of the notes that have not been previously repurchased or converted at 100% of the principal amount of the notes. On July 1, 2008, holders have the option to require us to purchase all or a portion of their notes in cash at 100% of the principal amount of the notes. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated by operation of law to all liabilities of our subsidiaries. At June 30, 2003, we had no senior indebtedness and our subsidiaries had approximately $2.3 million of debt and other liabilities outstanding. Issuance costs relative to these convertible notes are included in “Foundry investments, advances and other assets” and aggregated approximately $5.5 million and are being amortized to expense over the lives of the notes. Accumulated amortization of these issuance costs was not significant as of June 30, 2003.

On July 21, 2003, we redeemed for cash all of our outstanding 4¾% convertible subordinated notes due in 2006 plus accrued interest. Total cash paid at redemption approximated $178.8 million, including par value of $172.3 million, accrued interest of approximately $1.8 million and a call premium of 2.71% of the outstanding notes, or approximately $4.7 million. This call premium, plus unamortized issuance costs of approximately $1.0 million as of the redemption date, will be recorded as “Other expense” in the quarter ended September 30, 2003. As of June 30, 2003, the balance of these convertible notes decreased by $35.8 million as compared to the balance at December 31, 2002 as we extinguished a portion of this convertible debt as discussed above.

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

Capital expenditures were approximately $5.7 million for the first six months of 2003. We expect to spend approximately $10 million to $15 million for the fiscal year ending December 31, 2003.

We currently own approximately 88.2 million shares of UMC common stock. Restrictions by UMC and the Taiwan government apply to approximately 23.3 million of these shares (see Note 11). During 2002, we sold approximately 7.6 million of our UMC shares for approximately $9.9 million in cash, resulting in a gain of $4.0 million. In the future, we may or may not choose to liquidate additional UMC shares.

In December 2000, our Board of Directors authorized management to repurchase up to five million shares of our common stock. As of December 31, 2002, we had repurchased 1,136,000 shares (596,000 in 2001) at an aggregate cost of approximately $20.0 million ($10.6 million in 2001). There were no repurchases of common stock in 2002 or the first six months of 2003.

In March 1997 and as subsequently amended in January 2002, we entered into an advance payment production agreement with Seiko Epson and Epson Electronics America, Inc.  (“EEA”) under which we agreed to advance up to approximately $69 million, payable upon completion of specific milestones, to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility.  Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period.  No interest income is recorded.  The agreement calls for wafers to be supplied by Seiko Epson through EEA pursuant to purchase agreements with EEA. Payments of approximately $51.3 million have been made under this agreement. Cumulatively, approximately $14.1 million of these payments have been repaid to us in the form of semiconductor wafers. Approximately $3.5 million of the outstanding advances are expected to be repaid with semiconductor wafers during the next twelve months and are thus reflected as part of Prepaid expenses and Other current assets in our Consolidated Balance Sheet. We do not anticipate making additional payments under this agreement.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2003 and December 31, 2002 our investment portfolio consisted of fixed income securities of $468.4 million and $274.4 million, respectively. As with all fixed income instruments, these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of June 30, 2003 and December 31, 2002, the decline in the fair value of our portfolio would not be material. Further, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact in our income or cash flows.

We have international subsidiary and branch operations. Additionally, a portion of our silicon wafer purchases are denominated in Japanese yen. We therefore are subject to foreign currency rate exposure. To mitigate rate exposure with respect to our yen-denominated wafer purchases, we maintain a yen-denominated bank account and bill our Japanese customers in yen. If the foreign currency rates were to fluctuate by 10% from rates at either June 30, 2003 or December 31, 2002, the effect on our consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

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

PART II.   OTHER INFORMATION

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)              The annual meeting of stockholders was held on May 6, 2003.

b)             The following directors were elected at the meeting to serve a term of three years:

Daniel S. Hauer

Soo Boon Koh

Steven A. Laub

The following directors are continuing to serve their terms:

Mark O. Hatfield

Harry A. Merlo

Larry W. Sonsini

Cyrus Y. Tsui

c) The matters voted upon at the meeting and results of the voting with respect to those matters are as follows:

	For	Withheld
(1) Election of director:
Daniel S. Hauer	98,397,829	3,946,841
Soo Boon Koh	100,922,104	1,422,566
Steven A. Laub	101,665,976	678,694

	For	Against	Abstain	Not Voted
(2) Ratification of PricewaterhouseCoopers LLP as the Company’s independent public accountant for the fiscal year ending December 31, 2003	99,014,100	3,303,682	26,888	10,131,538

The foregoing matters are described in further detail in our definitive proxy statement dated April 3, 2003 for the Annual Meeting of Stockholders held on May 6, 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

99.1         Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18  U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2         Form of Indemnification Agreement by and between Lattice Semiconductor Corporation and certain Directors, Officers, Employees and Agents.

(b)                                 Reports on Form 8-K

On April 22, 2003, we filed a Current Report on Form 8-K comprising our Press Release of the same date reporting our financial results for the quarter ended March 31, 2003.

On June 16, 2003, we filed a Current Report on Form 8-K announcing our intention to offer approximately $200 million aggregate principal amount (excluding any option for the initial purchaser to the offering to purchase additional notes) of Zero Coupon Convertible Subordinated Notes due July 1, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION (Registrant)

Date: August 8, 2003

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

Date: August 8, 2003

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

Date: August 8, 2003

/s/ Stephen A. Skaggs
Stephen A. Skaggs
Chief Financial Officer