Form 10-Q
period 2003-09-27
LATTICE SEMICONDUCTOR CORP
filed 2003-11-12
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

At September 27, 2003, there were 112,772,007 shares of the Registrant’s common stock, $.01 par value, outstanding.

LATTICE SEMICONDUCTOR CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Revenue	$51,038	$56,072	$167,527	$171,416

Costs and expenses:
Cost of products sold	20,662	22,429	67,159	68,527
Research and development	21,173	21,523	64,707	63,986
Selling, general and administrative	12,114	11,712	37,211	35,790
In-process research and development	—	5,653	—	29,853
Amortization of intangible assets (1)	18,665	18,070	58,466	54,616

Total costs and expenses	72,614	79,387	227,543	252,772

Loss from operations	(21,576)	(23,315)	(60,016)	(81,356)

Other (expense) income, net	(3,611)	2,764	(3,485)	3,941

Loss before benefit for income taxes	(25,187)	(20,551)	(63,501)	(77,415)

Benefit for income taxes	(3,300)	(6,180)	(5,854)	(29,280)

Net loss	$(21,887)	$(14,371)	$(57,647)	$(48,135)

Basic net loss per share	$(0.20)	$(0.13)	$(0.52)	$(0.44)

Diluted net loss per share	$(0.20)	$(0.13)	$(0.52)	$(0.44)

Shares used in per share calculations:

Basic	111,840	110,232	111,615	109,855

Diluted	111,840	110,232	111,615	109,855

(1)                                 Includes $820 and $760 of amortization of deferred stock compensation expense for the three months ended September 30, 2003 and September 30, 2002, respectively, and $4,931 and $1,887 for the nine months ended September 30, 2003 and September 30, 2002, respectively, attributable to Research and Development activities.

See Accompanying Notes to Condensed Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share and par value data)

(unaudited)

	Sept. 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$153,334	$169,475
Short-term investments	125,420	107,405
Accounts receivable, net	26,941	26,374
Inventories	47,942	56,241
Other current assets	12,617	35,033

Total current assets	366,254	394,528

Property and equipment, net	56,520	62,786
Foundry investments, advances and other assets	124,670	104,507
Intangible assets, net	102,466	155,953
Goodwill	223,605	223,489

	$873,515	$941,263

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$28,846	$33,597
Deferred income on sales to
distributors	6,361	11,983
Income taxes payable	—	142

Total current liabilities	35,207	45,722

4 3/4% Convertible notes due in 2006	—	208,061
Zero Coupon Convertible notes due in 2010	184,000	—
Other long-term liabilities	22,053	26,345
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 112,772,007 and 112,358,043 shares issued and outstanding	1,128	1,124
Paid-in capital	584,635	580,987
Deferred stock compensation	(6,320)	(11,540)
Accumulated other comprehensive income (loss)	15,264	(4,631)
Retained earnings	37,548	95,195

Total stockholders’ equity	632,255	661,135

	$873,515	$941,263

See Accompanying Notes to Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net loss	$(57,647)	$(48,135)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74,873	70,205
Gain on sale of equity securities	(271)	(4,017)
Loss (Gain) on retirement of convertible notes	1,381	(5,710)
In-process research and development	—	29,853
Tax benefit of option exercises	—	797
Changes in assets and liabilities (net of effect of business combination):
Accounts receivable	(567)	(8,247)
Inventories	8,299	7,534
Foundry, investments, advances and other assets	23,447	27,337
Deferred income taxes	—	1,369
Accounts payable and accrued expenses	(3,059)	3,006
Deferred income	(5,622)	(3,701)
Income taxes payable	(142)	(22,513)
Other liabilities	(4,683)	(1,406)
Total adjustments	93,656	94,507
Net cash provided by operating activities	36,009	46,372

Cash flows from investing activities:
Proceeds from short-term investments, net	311,307	249,048
Purchase of short-term investments	(329,323)	(103,259)
Acquisition of Agere FPGA	—	(254,232)
Acquisition of Cerdelinx	—	(2,530)
Purchase of equity securities	(474)	—
Proceeds from sale of equity securities	745	9,930
Capital expenditures	(8,015)	(15,314)

Net cash used by investing activities	(25,760)	(116,357)

Cash flows from financing activities:
Extinguishment of convertible debt, net	(223,684)	(27,441)
Issuance of convertible debt, net	194,558	—
Net proceeds from issuance of common stock	2,736	1,864

Net cash used in financing activities	(26,390)	(25,577)

Net decrease in cash and cash equivalents	(16,141)	(95,562)

Beginning cash and cash equivalents	169,475	250,203

Ending cash and cash equivalents	$153,334	$154,641

Supplemental disclosures of cash flow information:
Cash received for income taxes, net	$(28,370)	$(35,083)
Cash paid for interest	$6,371	$6,527
Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on appreciation of foundry investments included in other comprehensive income	$19,752	$(23,776)
Stock issued in conjunction with Cerdelinx acquisition	$—	$21,643

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

	Three months ended		Nine months ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net loss	$(21,887)	$(14,371)	$(57,647)	$(48,135)

Shares used in basic net loss per share calculations	111,840	110,232	111,615	109,855

Dilutive effect of stock options, warrants and other potentially dilutive securities	—	—	—	—

Shares used in diluted net loss per share	111,840	110,232	111,615	109,855

Basic net loss per share	$(0.20)	$(0.13)	$(0.52)	$(0.44)

Diluted net loss per share	$(0.20)	$(0.13)	$(0.52)	$(0.44)

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

The fair value of our stock-based employee compensation cost for purposes of our pro forma disclosures was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Grants for
	Three months ended		Nine months ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Stock Options:
Expected Volatility	57.5%	59.3%	58.1%	59.3%
Risk-free interest rate	2.4%	2.5%	2.1%	2.6%
Expected life from vesting date	1.6 years	1.8 years	0.5 years	1.8 years
Dividend yield	0%	0%	0%	0%

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

As pertaining to activity for the three and nine months ended September 30, 2003 and 2002, the resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted were $3.35 and $2.78 for the third quarter of 2003 and 2002, respectively, and $1.24 and $3.03 for the nine months ended September 30, 2003 and 2002, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Our pro forma information is as follows (in thousands, except per share data):

	Three months ended Sept. 30, 2003	Three months ended Sept. 30, 2002	Nine months ended Sept. 30, 2003	Nine months ended Sept. 30, 2002

Net loss, as reported	$(21,887)	$(14,371)	$(57,647)	$(48,135)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	820	760	4,931	1,887
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(5,603)	(9,970)	(19,915)	(27,165)
Pro forma net loss	$(26,670)	$(23,581)	$(72,631)	$(73,413)

Net loss per share:
Basic-as reported	$(0.20)	$(0.13)	$(0.52)	$(0.44)
Basic- pro forma	$(0.24)	$(0.21)	$(0.65)	$(0.67)

Diluted-as reported	$(0.20)	$(0.13)	$(0.52)	$(0.44)
Diluted-pro forma	$(0.24)	$(0.21)	$(0.65)	$(0.67)

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

Core technology	$7.2
Deferred stock compensation	5.8
In-process research and development costs	5.7
Work force	4.7
Liabilities assumed	(1.2)
Equipment	1.1
Non compete agreement	0.3
Cash	0.3

Total	$23.9

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

The fair value underlying the $5.7 million assigned to acquired IPR&D from the Cerdelinx acquisition (recognized in the third quarter of 2002) was determined by identifying research projects in areas for which technological feasibility had not been established and there were no alternative future uses. The acquired IPR&D consists of low-power CMOS transceivers and backplane interfaces with embedded high-speed SERDES I/O. These products were approximately 60% complete and were estimated to be completed in 2003 at an estimated cost of approximately $2 million. This project is now estimated to be complete in the first half of 2004. There has been no material change in the estimated cost of this project.

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

(in thousands, except per share amounts-unaudited)

	Nine months ended
	Sept. 30, 2003	Sept. 30, 2002
	(Actual)	(Proforma)
Revenue	$167,527	$176,808
Net loss	$(57,647)	$(32,607)
Basic net loss per share	$(0.52)	$(0.30)
Diluted net loss per share	$(0.52)	$(0.30)

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

The recorded balances of goodwill and intangible assets, net of accumulated amortization, related to the Vantis acquisition approximated $77.1 million and $36.0 million, respectively, at September 30, 2003 and $77.1 million and $74.2 million, respectively, at December 31, 2002. Amortization expense related to intangible assets approximated $38.2 million for both the first nine months of 2003 and the first nine months of 2002.

Note 7 - Inventories (in thousands):

	Sept. 30, 2003	Dec. 31, 2002
Work in progress	$36,314	$40,515
Finished goods	11,628	15,726
	$47,942	$56,241

Note 8 - Changes in Stockholders’ Equity (in thousands):

	Common Stock	Paid-in Capital	Deferred Stock Comp.	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balances, Dec. 31, 2002

$

1,124

$

580,987

$

(11,540

)

$

(4,631

)

$

95,195

$

661,135

Common stock issued	4	3,937	—	—	—	3,941

Unrealized gain on foundry investments (Note 11)	—	—	—	19,752	—	19,752

Deferred stock compensation	—	(289)	289	—	—	—

Amortization of deferred stock compensation	—	—	4,931	—	—	4,931

Translation adjustment	—	—	—	143	—	143

Net loss for the nine-month period	—	—	—	—	(57,647)	(57,647)

Balances, Sept. 30, 2003	$1,128	$584,635	$(6,320)	$15,264	$37,548	$632,255

Total comprehensive loss for the first nine-month period of 2003 was approximately $37.8  million and is substantially comprised of $57.6 million net loss from operations partially offset by $19.8 million in unrealized gain related to foundry investments.

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

The following tables present details of the Company’s total purchased intangible assets (in millions):

Sept. 30, 2003	Gross	Accumulated amortization	Net

Current technology	$273.6	$(200.8)	$72.8
Core technology	7.3	(1.5)	5.8
Licenses	10.2	(2.5)	7.7
Non-compete agreements	14.2	(8.0)	6.2
Workforce	4.7	(1.0)	3.7
Backlog	1.4	(1.4)	—
Customer list	17.4	(14.9)	2.5
Patents and trademarks	26.8	(23.0)	3.8

Total	$355.6	$(253.1)	$102.5

December 31, 2002	Gross	Accumulated amortization	Net

Current technology	$273.6	$(160.3)	$113.3
Core technology	7.3	(.5)	6.8
Licenses	10.2	(1.4)	8.8
Non-compete agreements	14.2	(4.4)	9.8
Workforce	4.7	(.3)	4.4
Backlog	1.4	(1.4)	—
Customer list	17.4	(12.3)	5.1
Patents and trademarks	26.8	(19.0)	7.8

Total	$355.6	$(199.6)	$156.0

The estimated future amortization expense of purchased intangible assets as of September 30, 2003 is as follows (in millions):

Fiscal Year:	Amount

2003 (remaining three months)	$17.8
2004	43.8
2005	14.4
2006	10.8
2007	9.8
Later years	5.9
$102.5

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of September 30, 2003 is approximately $0.8 million for the remainder of 2003, $3.3 million for 2004, and $2.2 million for 2005.

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.” Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management adopted this pronouncement during the second quarter of 2002. During the second through fourth quarters of 2002, we extinguished approximately $51.9 million face value of our 4¾% convertible notes for approximately $42.8 million in cash, including accrued interest. We recognized a gain of approximately $9.3 million in connection with these transactions. During the first quarter of 2003, we extinguished approximately $32.8 million of these notes for approximately $29.9 million in cash including accrued interest and recognized a gain of approximately $2.9 million. During the second quarter of 2003, we extinguished $3.0 million of these notes for approximately the same amount in cash including accrued interest, at approximately carrying cost. As specified in SFAS 145, gains recognized were recorded in “Other (expense) income, net” in the accompanying Consolidated Statement of Operations. During the third quarter of 2003, we extinguished our remaining 4¾% convertible notes (see Note 14). Expenses related to the call of these notes were recorded in “Other (expense) income, net” in the accompanying Consolidated Statement of Operations. Also during the third quarter of 2003, a $1.4 million gain recognized in connection with the early extinguishment of a portion of our Zero Coupon Convertible Subordinated Notes issued in June 2003 (see Note 14) was recorded in accordance with SFAS 145.

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

During 2002, we sold approximately 7.6 million of our UMC shares for approximately $9.9 million in cash, resulting in a gain of $4.0 million. In the future, we may or may not choose to liquidate additional UMC shares. As of September 30, 2003, we owned approximately 91.7 million shares of

UMC common stock of which approximately 23.3 million are restricted from sale for more than one year by the terms of our agreement with UMC.  Under the terms of the UMC agreement, if we sell any of these restricted shares, our rights to guaranteed wafer capacity at UMC may be reduced on a pro-rata basis based on the number of shares that we sell.  If we sell over 10.1 million of these restricted shares, we may lose all of our rights to guaranteed wafer capacity at UMC.

For financial reporting purposes, all of our UMC shares are accounted for as available for sale and marked to market in our Consolidated Balance Sheet until they are sold, at which time a gain or loss is recognized in our Consolidated Statement of Operations. Unrealized gains and losses are included in Accumulated other comprehensive income (loss) within Stockholders’ Equity.  An other than temporary impairment of UMC share value could result in a reduction of the Consolidated Balance Sheet carrying value and would result in a charge to our Consolidated Statement of Operations.

The carrying value of our investment in UMC was approximately $76.2 million and $56.3 million at September 30, 2003 and December 31, 2002, respectively, and this balance is classified as part of Foundry investments, advances and other assets. During the first nine months of 2003, we recorded unrealized gains of $19.8 million related to the change in market value of our UMC shares. If we liquidate our UMC shares, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.

Note 12 – Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our sales by major geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

United States	$17,376	$21,906	$57,479	$70,617
Export sales:
Europe	11,692	14,825	44,600	45,272
Asia	20,347	17,133	58,078	47,247
Other	1,623	2,208	7,370	8,280
	33,662	34,166	110,048	100,799
	$51,038	$56,072	$167,527	$171,416

Resale of product through two distributors accounted for approximately 20% and 18% of revenue in the first nine months of 2003, and 23% and 19%, respectively, for the first nine months of 2002. More than 90% of our property and equipment is located in the United States. Other long-lived assets located outside the United States consist primarily of foundry investments and advances.

Note 13 - Stock Option Exchange Program:

On March 14, 2003, we completed a stock option exchange program. Under the exchange offer, eligible employees had the opportunity to tender for cancellation certain stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. Each eligible participant received four new options to purchase shares of common stock for every seven options submitted for cancellation. We accepted approximately 11.2 million options for exchange at various exercise prices between $6.30 and $32.25 and granted approximately 6.4 million new options on September 18, 2003, the new grant date. The exercise price per share of the new options of $8.21 was equal to the fair market value of our common stock on the new grant date.

In connection with the stock option exchange program, we accelerated the write-off of accrued deferred compensation recorded in conjunction with certain of our acquisitions, due to the cancellation of certain assumed in-the-money stock options. Such acceleration resulted in $2.2 million of additional intangible asset amortization expense in the first quarter of 2003. However, we do not expect to record any additional compensation expense as a result of the exchange program.

Note 14- Convertible Subordinated Notes:

On June 20, 2003, we issued $200 million in Zero Coupon Convertible Subordinated Notes due on July 1, 2010. No interest will accrue or be payable related to these notes. Holders of these notes may convert the notes into shares of our common stock at any time before the close of business on the date of their maturity, unless the notes have been previously redeemed or repurchased, if (1) the price of our common stock issuable upon conversion of a note reaches a specified threshold, (2) the notes are called for redemption, (3) specified corporate transactions occur or (4) the trading price of the notes falls below certain thresholds. The conversion price is approximately $12.06 per share, subject to adjustment in certain circumstances. On or after July 1, 2008, we have the option to redeem all or a portion of the notes that have not been previously repurchased or converted at 100% of the principal amount of the notes. On July 1, 2008, holders have the option to require us to purchase all or a portion of their notes in cash at 100% of the principal amount of the notes. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated by operation of law to all liabilities of our subsidiaries. At September 30, 2003, we had no senior indebtedness and our subsidiaries had approximately $2.6 million of debt and other liabilities outstanding. Issuance costs relative to these convertible notes are included in “Foundry investments, advances and other assets” and aggregated approximately $5.5 million and are being amortized to expense over the lives of the notes. Accumulated amortization of these issuance costs was approximately $0.4 million as of September 30, 2003.

During the third quarter of 2003, we extinguished approximately $16.0 million of these notes for approximately $14.2 million in cash and recognized a gain of approximately $1.4 million. In connection with this transaction, we also wrote off approximately $0.4 million of unamortized issuance costs.

On July 21, 2003, we redeemed for cash all of our outstanding 4¾% Convertible Subordinated Notes due in 2006 plus accrued interest. Total cash paid at redemption approximated $178.8 million, including par value of $172.3 million, accrued interest of approximately $1.8 million and a call premium of 2.71% of the outstanding notes, or approximately $4.7 million. This call premium, plus unamortized issuance costs of approximately $1.0 million as of the redemption date, was recorded as “Other expense” in the quarter ended September 30, 2003.

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

Results of Operations

Key elements of our consolidated statement of operations, expressed as a percentage of revenues, were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Revenue	100.0%	100.0%	100.0%	100.0%
Gross margin	59.5%	60.0%	59.9%	60.0%
Research and development expenses	41.5%	38.4%	38.6%	37.3%
Selling, general and administrative expenses	23.7%	20.9%	22.2%	20.9%
In-process research and development	—	10.1%	—	17.4%
Amortization of intangible assets	36.6%	32.2%	34.9%	31.9%
Loss from operations	(42.3)%	(41.6)%	(35.8)%	(47.5)%

Revenue:

Revenue for the third quarter of 2003 decreased by $5.0 million, or nine percent, as compared to the third quarter of 2002, and by $3.9 million, or two percent for the first nine months of 2003 when compared to the first nine months of 2002. The composition of our revenue by product family for the third quarter and first nine months of 2003 and 2002, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
FPGA	18%	13%	16%	11%
CPLD	68%	69%	69%	69%
SPLD	14%	18%	15%	20%

We acquired Agere FPGA on January 18, 2002 (see Note 5).  Prior to the acquisition, we had no revenue from the sale of FPGA products.

Beginning in 2001, the semiconductor and PLD markets experienced a significant downturn, which has continued into 2003. Overall revenue levels for all periods presented remain substantially depressed from earlier periods and reflect the continued downturn and resultant overall decrease in demand for our products. The steeper revenue decline in the third quarter reflects a continued softening in demand and declining average selling prices for our SPLD and certain CPLD products, which more than offset increased revenue from sales of our FPGA and new CPLD products.

As a percentage of total revenue, U.S. sales declined to 34% for the first nine months of 2003 as compared to 41% for the first nine months of 2002. Export sales to Asia rose as a percentage of total revenue, from 28% in the first nine months of 2002 to 35% in the first nine months of 2003. Export sales to Europe were approximately flat when comparing both nine-month fiscal periods, both in absolute and percentage terms.

During the third quarter of 2003, units sold declined by approximately eight percent and average selling prices declined by approximately one percent as compared to the third quarter of 2002. During the first nine months of 2003, total units sold were approximately flat and average selling prices decreased by two percent when compared to the first nine months of 2002. The decrease in average selling prices for periods presented was primarily due to price declines of SPLD and certain CPLD products, partially offset by changes in product mix. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products.  Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See “Factors Affecting Future Results.”

Gross margin:

Gross margin as a percentage of revenue declined to 59.5% for the third quarter of 2003 as compared to 60.0% for the third quarter of 2002, and declined to 59.9% for the first nine months of 2003 as compared to 60.0% for the first nine months of 2002. The gross margin declines in the 2003 periods were primarily due to the increased proportion of fixed manufacturing costs in the September 2003 quarter as a result of lower revenue levels.

Research and development:

Research and development expenses decreased by $0.4 million in the third quarter of 2003 as compared to the third quarter of 2002 but increased by approximately $0.7 million for the first nine months of 2003 when compared to the same calendar period of 2002. Research and development expenses consist primarily of labor, masks, prototype wafers, third-party design automation software, assembly tooling and qualification expenses.  The slight increase in research and development expense for the first nine months of 2003 when compared to the same 2002 calendar period was primarily due to increased headcount and related spending due to our acquisition of Cerdelinx (see Note 4).  We believe that a continued commitment to research and development is essential in order to maintain product leadership of our existing product families and to provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development.

Selling, General and Administrative Expense:

Selling, general and administrative (“SG&A”) expenses increased approximately $0.4 million in the third quarter of 2003 when compared to the third quarter of 2002, and by $1.4 million for the first nine months of 2003 when compared to the same calendar periods of 2002. These increases were primarily due to increased selling and marketing expenses related to new products.

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

Cerdelinx

The fair value underlying the $5.7 million assigned to acquired IPR&D from the Cerdelinx acquisition (recognized in the third quarter of 2002) was determined by identifying research projects in areas for which technological feasibility had not been established and there were no alternative future uses. The acquired IPR&D consists of low-power CMOS transceivers and backplane interfaces with embedded high-speed SERDES I/O. These products were approximately 60% complete and were estimated to be completed in 2003 at an estimated cost of approximately $2 million. This project is now estimated to be complete in the first half of 2004. There has been no material change in the estimated cost of this project.

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

Amortization of Intangible Assets:

Amortization of intangible assets is related to our 2002 acquisitions of Agere FPGA and Cerdelinx, our 1999 Vantis acquisition and our 2001 acquisition of Integrated Intellectual Property, Inc. (“I2P”). Amortization expense was $18.7 million and $58.5 million in the third quarter and first nine months of 2003, an increase of $0.6 million and $3.9 million when compared to the same calendar periods of 2002. The most significant portion ($2.2 million) of this increase resulted from the accelerated write-off of accrued deferred compensation recorded in the first quarter of 2003 in conjunction with certain of our acquisitions, due to the cancellation of certain assumed in-the-money stock options as part of a stock option exchange program initiated during the first quarter of 2003 (see Note 13). Nearly all of the remaining increase resulted from the amortization of intangible assets related to our acquisition of Cerdelinx.

Other (expense) income, net:

Other (expense) income, net, was ($3.6 million) and ($3.5 million), respectively, in the third quarter and first nine months of 2003, as compared to $2.8 million and $3.9 million, respectively, for the same calendar periods of 2002. During the third quarter of 2003, we redeemed for cash all of our outstanding 4¾% Convertible Subordinated Notes due in 2006 plus accrued interest (see Note 14).  In conjunction with the call of these notes, we paid a call premium of 2.71% of the outstanding notes, or approximately $4.7 million. This call premium, plus unamortized issuance costs of approximately $1.0 million on the redemption date, was recorded as “Other expense” in the quarter ended September 30, 2003. Also during the third quarter of 2003, we extinguished approximately $16.0 million of our newly issued Zero Coupon Convertible Subordinated Notes due in 2010 for approximately $14.2 million in cash and recognized a gain of approximately $1.4 million. In connection with this transaction, we also wrote off approximately $0.4 million of issuance costs. The gain on the extinguishment, along with interest income on our invested balances, partially offset the expenses related to the call of our outstanding convertible debt.

During the second quarter of 2002, we recorded a $4.0 million gain in connection with the sale of approximately 7.6 million unrestricted UMC shares (see Note 11). There was no such transaction in the 2003 periods. Additionally during the second quarter of 2002, we recorded a $1.2 million gain in connection with the extinguishment of a portion of our 4 3/4% convertible notes. During the first quarter of 2003, we recorded a gain of approximately $2.9 million in connection with the extinguishment of an additional portion of these convertible notes. In conjunction with reducing our outstanding 4¾% convertible debt from $260 million at the end of the first quarter of 2002 to approximately $172 million at the end of the second quarter of 2003, quarterly interest expense was reduced from $3.1 million to $2.2 million, a reduction of approximately $0.9 million per quarter, and decreased further to approximately $0.5 million in the September 2003 quarter due to the extinguishment of these notes (see Note 14) on July 21, 2003.

Benefit for income taxes:

During the third quarter of 2003, we recorded an income tax benefit of $3.3 million related to the release of certain tax reserves. During the second quarter of 2003, we recorded an income tax benefit of approximately $2.6 million, related to a refund of federal income taxes of approximately $28.1 million received in the second quarter of 2003 and resulting from the carryback of 2002 net operating losses to prior profitable periods.

The benefit for income taxes was $6.2 million and $29.3 million, respectively, in the third quarter and first nine months of 2002, attributable to pre-tax losses during those periods. No income taxes were provided for in the first quarter of 2003. This is the result of the following factors:

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

The following tables present details of the Company’s total purchased intangible assets (in millions):

Sept. 30, 2003	Gross	Accumulated amortization	Net
Current technology	$273.6	$(200.8)	$72.8
Core technology	7.3	(1.5)	5.8
Licenses	10.2	(2.5)	7.7
Non-compete agreements	14.2	(8.0)	6.2
Workforce	4.7	(1.0)	3.7
Backlog	1.4	(1.4)	—
Customer list	17.4	(14.9)	2.5
Patents and trademarks	26.8	(23.0)	3.8

Total	$355.6	$(253.1)	$102.5

December 31, 2002	Gross	Accumulated amortization	Net
Current technology	$273.6	$(160.3)	$113.3
Core technology	7.3	(.5)	6.8
Licenses	10.2	(1.4)	8.8
Non-compete agreements	14.2	(4.4)	9.8
Workforce	4.7	(.3)	4.4
Backlog	1.4	(1.4)	—
Customer list	17.4	(12.3)	5.1
Patents and trademarks	26.8	(19.0)	7.8

Total	$355.6	$(199.6)	$156.0

The estimated future amortization expense of purchased intangible assets as of September 30, 2003 is as follows (in millions):

Fiscal Year:	Amount

2003 (remaining three months)	$17.8
2004	43.8
2005	14.4
2006	10.8
2007	9.8
Later years	5.9
$102.5

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of September 30, 2003 is approximately $0.8 million for the remainder of 2003, $3.3 million for 2004, and $2.2 million for 2005.

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.” Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management adopted this pronouncement during the second quarter of 2002. During the second through fourth quarters of 2002, we extinguished approximately $51.9 million face value of our 4¾% convertible notes for approximately $42.8 million in cash, including accrued interest. We recognized a gain of approximately $9.3 million in connection with these transactions. During the first quarter of 2003, we extinguished approximately $32.8 million of these notes for approximately $29.9 million in cash including accrued interest and recognized a gain of approximately $2.9 million. During the second quarter of 2003, we extinguished $3.0 million of these notes for approximately the same amount of cash including accrued interest, at approximately carrying cost. As specified in SFAS 145, gains recognized were recorded in “Other (expense) income, net” in the accompanying Consolidated Statement of Operations. During the third quarter of 2003, we extinguished our remaining 4¾% Convertible Notes (see Note 14). Expenses related to the call of these notes were recorded in “Other (expense) income, net” in the accompanying Consolidated Statement of Operations. Also during the third quarter of 2003, a $1.4 million gain recognized in connection with the early extinguishment of a portion of our Zero Coupon Convertible Subordinated Notes issued in June 2003 (see Note 14) was recorded in accordance with SFAS 145.

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

Liquidity and Capital Resources

As of September 30, 2003, our principal source of liquidity was $278.8 million of cash and short-term investments, an increase of $1.9 million from the balance of $276.9 million at December 31, 2002. This balance remained relatively flat as the receipt of $195.0 million in the second quarter of 2003 in conjunction with the issuance of $200 million of our Zero Coupon Convertible Subordinated Notes was offset by the $211.6 million in cash used during the first nine months of 2003 to retire our remaining 4¾% Convertible Subordinated Notes (see Note 14). Cash generated from operations, plus $28.3 million in tax refunds received during 2003 more than offset the net of this financing activity as well as $14.2 million in cash used during the third quarter of 2003 to extinguish a portion of our new Zero Coupon Convertible Subordinated Notes. Working capital decreased to $331.0 million at September, 2003 from $348.8 million at December 31, 2002. This decrease was also primarily due to the financing activity discussed above.

Inventories decreased by $8.3 million, or 15%, as compared to the balance at December 31, 2002. This decrease was primarily due to reduced starts and receipts of wafers in response to continued lower revenue levels. Other current assets decreased by $22.4 million, or 64%, as compared to the balance at December 31, 2002. This was primarily due to the receipt of federal income tax refunds of approximately $28.3 million related to the carryback of 2002 net operating losses to prior profitable periods.  Foundry investments, advances and other assets increased by $20.2 million, or 19 percent. This increase was primarily due to $19.8 million in unrealized gains recorded during the first nine months of 2003 related to our investment in UMC (see Note 11) and approximately $5.5 million in fees and estimated issuance costs recorded in connection with the issuance of our Zero Coupon Convertible Subordinated Notes. Intangible assets, net, decreased by $53.5 million, or 34% as compared to the balance at December 31, 2002, substantially due to amortization during the first nine months of 2003.

Deferred income on sales to distributors decreased by $5.6 million, or 47%, as compared to the balance at December 31, 2002. This decrease was primarily due to lower shipments and billings to the distributors, resulting in lower inventories at the distributors.

On June 20, 2003, we issued $200 million in Zero Coupon Convertible Subordinated Notes due on July 1, 2010. No interest will accrue or be payable related to these notes. Holders of these notes may convert the notes into shares of our common stock at any time before the close of business on the date of their maturity, unless the notes have been previously redeemed or repurchased, if (1) the price of our common stock issuable upon conversion of a note reaches a specified threshold, (2) the notes are called for redemption, (3) specified corporate transactions occur or (4) the trading price of the notes falls below certain thresholds. The conversion price is approximately $12.06 per share, subject to adjustment in certain circumstances. On or after July 1, 2008, we have the option to redeem all or a portion of the notes that have not been previously repurchased or converted at 100% of the principal amount of the notes. On July 1, 2008, holders have the option to require us to purchase all or a portion of their notes in cash at 100% of the principal amount of the notes. The notes are subordinated in right of payment to all of our senior indebtedness, and are subordinated by operation of law to all liabilities of our subsidiaries. At September 30, 2003, we had no senior indebtedness and our subsidiaries had approximately $2.6 million of debt and other liabilities outstanding. Issuance costs relative to these convertible notes are included in “Foundry investments, advances and other assets” and aggregated approximately $5.5 million and are being amortized to expense over the lives of the notes. Accumulated amortization of these issuance costs was approximately $0.4 million as of September 30, 2003.

During the third quarter of 2003, we extinguished $16.0 million of these notes for approximately $14.2 million in cash and recognized a gain of approximately $1.4 million. In connection with this transaction, we also wrote off approximately $0.4 million of unamortized issuance costs.

On July 21, 2003, we redeemed for cash all of our outstanding 4¾% Convertible Subordinated Notes due in 2006 plus accrued interest. Total cash paid at redemption approximated $178.8 million, including par value of $172.3 million, accrued interest of approximately $1.8 million and a call premium of 2.71% of the outstanding notes, or approximately $4.7 million. This call premium, plus unamortized issuance costs of approximately $1.0 million as of the redemption date, was recorded as “Other expense” in the quarter ended September 30, 2003.

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

Capital expenditures were approximately $8.0 million for the first nine months of 2003. We expect to spend approximately $10 million to $12 million for the fiscal year ending December 31, 2003.

We currently own approximately 91.7 million shares of UMC common stock. Restrictions by UMC and the Taiwan government apply to approximately 23.3 million of these shares (see Note 11). During 2002, we sold approximately 7.6 million of our UMC shares for approximately $9.9 million in cash, resulting in a gain of $4.0 million. In the future, we may or may not choose to liquidate additional UMC shares.

In December 2000, our Board of Directors authorized management to repurchase up to five million shares of our common stock. As of December 31, 2002, we had repurchased 1,136,000 shares (596,000 in 2001) at an aggregate cost of approximately $20.0 million ($10.6 million in 2001). There were no repurchases of common stock in 2002 or the first nine months of 2003.

In March 1997 and as subsequently amended in January 2002, we entered into an advance payment production agreement with Seiko Epson and Epson Electronics America, Inc.  (“EEA”) under which we agreed to advance up to approximately $69 million, payable upon completion of specific milestones, to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility.  Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period.  No interest income is recorded.  The agreement calls for wafers to be supplied by Seiko Epson through EEA pursuant to purchase agreements with EEA. Payments of approximately $51.3 million have been made under this agreement. Cumulatively, approximately $14.6 million of these payments have been repaid to us in the form of semiconductor wafers. Approximately $3.7 million of the outstanding advances are expected to be repaid with semiconductor wafers during the next twelve months and are thus reflected as part of Prepaid expenses and Other current assets in our Consolidated Balance Sheet. We do not anticipate making additional payments under this agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2003 and December 31, 2002 our investment portfolio consisted of fixed income securities of $276.3 million and $274.4 million, respectively. As with all fixed income instruments, these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of September 30, 2003 and December 31, 2002, the decline in the fair value of our portfolio would not be material. Further, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact in our income or cash flows.

We have international subsidiary and branch operations. Additionally, a portion of our silicon wafer purchases are denominated in Japanese yen. We therefore are subject to foreign currency rate exposure. To mitigate rate exposure with respect to our yen-denominated wafer purchases, we maintain a yen-denominated bank account and bill our Japanese customers in yen. If the foreign currency rates were to fluctuate by 10% from rates at either September 30, 2003 or December 31, 2002, the effect on our consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

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

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.                                 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.                             Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18  U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

On July 21, 2003, we filed a Current Report on Form 8-K comprising our Press Release of the same date reporting our financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION (Registrant)

Date: November 10, 2003

By:	/s/ Stephen A. Skaggs

Stephen A. Skaggs

Senior Vice President Finance, Chief Financial Officer and Secretary