Form 10-Q/A
period 2003-03-31
LATTICE SEMICONDUCTOR CORP
filed 2004-04-19
CIK 855658

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

At March 31, 2003, there were 112,490,414 shares of the Registrant’s common stock, $.01 par value, outstanding.

This Quarterly Report on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, as filed by the Registrant on May 12, 2003, and is being filed to reflect the restatement of the Registrant’s Condensed Consolidated Financial Statements (the “Restatement”). The Restatement reflects adjustments to revenue, related costs of products sold and deferred income pertaining to both a correction of an error and a change in estimate to deferred income as of March 31, 2003. A discussion of this Restatement and a summary of the effects of the Restatement are presented in Note 14 to the Condensed Consolidated Financial Statements. Changes have been made to the disclosure in Items 1, 2 and 4 of this Form 10-Q/A in connection with the Restatement.

The information contained in this Form 10-Q/A is as of May 12, 2003, except for the information related to the Restatement discussed above, which has been updated through April 19, 2004. This Form 10-Q/A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003.

LATTICE SEMICONDUCTOR CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
	(Restated)
Revenue	$57,297	$58,878

Costs and expenses:
Cost of products sold	23,028	23,606
Research and development	21,832	21,385
Selling, general and administrative	12,483	11,858
In-process research and development	—	24,200
Amortization of intangible assets (1)	21,114	18,623

Total costs and expenses	78,457	99,672

Loss from operations	(21,160)	(40,794)

Other income (loss), net	1,491	(1,901)

Loss before benefit for income taxes	(19,669)	(42,695)

Benefit for income taxes	—	(17,078)

Net loss	$(19,669)	$(25,617)

Basic net loss per share	$(0.18)	$(0.23)

Diluted net loss per share	$(0.18)	$(0.23)

Shares used in per share calculations:

Basic	111,390	109,558

Diluted	111,390	109,558

(1)         Includes $3,270 and $561 of amortization of deferred stock compensation expense for the three months ended March 31, 2003 and March 31, 2002, respectively, attributable to Research and Development activities.

See Accompanying Notes to Condensed Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share and par value data)

(unaudited)

	March 31, 2003	December 31, 2002
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$34,054	$169,475
Short-term investments	218,793	107,405
Accounts receivable, net	30,651	26,374
Inventories	51,876	56,241
Other current assets	34,748	35,033

Total current assets	370,122	394,528

Property and equipment, net	61,284	62,786
Foundry investments, advances and other assets	100,059	104,507
Intangible assets, net	138,149	155,953
Goodwill	223,605	223,489

	$893,219	$941,263

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$37,170	$33,597
Deferred income on sales to distributors	13,936	11,983
Income taxes payable	—	142

Total current liabilities	51,106	45,722

4 3/4% Convertible notes due in 2006	175,304	208,061
Other long-term liabilities	26,335	26,345
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 112,490,414 and 112,358,043 shares issued and outstanding	1,125	1,124
Paid-in capital	581,767	580,987
Deferred stock compensation	(8,249)	(11,540)
Accumulated other comprehensive loss	(9,695)	(4,631)
Retained earnings	75,526	95,195

Total stockholders’ equity	640,474	661,135

	$893,219	$941,263

See Accompanying Notes to Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
	(Restated)
Cash flows from operating activities:
Net loss	$(19,669)	$(25,617)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,545	23,823
Gain on extinguishment of convertible notes	(2,923)	—
In-process research and development	—	24,200
Tax benefit of option exercises	—	456
Changes in assets and liabilities (net of effect of business combinations):
Accounts receivable	(4,277)	(17,377)
Inventories	4,365	3,999
Other current assets	(525)	(3,044)
Foundry investments, advances and other assets	(580)	(1,274)
Deferred income taxes	—	(7,625)
Accounts payable and accrued expenses	3,574	4,200
Deferred income	1,953	1,996
Income taxes payable	(142)	(402)
Other liabilities	(375)	1,036

Total adjustments	27,615	29,988

Net cash provided by operating activities	7,946	4,371

Cash flows from investing activities:
Proceeds from short-term investments	112,568	116,247
Purchase of short-term investments	(223,956)	(33,942)
Acquisition of Agere FPGA	—	(254,175)
Capital expenditures	(3,211)	(4,707)

Net cash used by investing activities	(114,599)	(176,577)

Cash flows from financing activities:
Extinguishment of convertible debt, net	(29,570)	—
Net proceeds from issuance of common stock	802	2,866

Net cash (used in) provided by financing activities	(28,768)	2,866

Net decrease in cash and cash equivalents	(135,421)	(169,340)

Beginning cash and cash equivalents	169,475	250,203

Ending cash and cash equivalents	$34,054	$80,863

Supplemental disclosures of cash flow information:
Cash received for income taxes, net	$(247)	$(6,672)
Cash paid for interest	372	3
Supplemental disclosures of non-cash investing and financing activities:
Unrealized (loss) gain on (depreciation) appreciation of foundry investments included in other comprehensive income	$(5,034)	$4,251

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

This Quarterly Report on Form 10-Q/A contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors, set forth in the section entitled “Factors Affecting Future Results” and elsewhere in this report.

Note 2 - Revenue Recognition:

Revenue from sales to OEM customers is recognized upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed and determinable, title has transferred, collection of resulting receivables is probable, there are no customer acceptance requirements and no remaining significant obligations.  Certain of our sales are made to distributors under agreements providing price protection and right of return on unsold merchandise.  Revenue and cost relating to such distributor sales are deferred until either the product is sold by the distributor or return privileges and price protection rights terminate, and related estimated revenue and estimated costs are then reflected in income.  Revenue from software sales was not material for the periods presented.

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

	Three months ended
	Mar. 31, 2003	Mar. 31, 2002
	(Restated)
Net loss	$(19,669)	$(25,617)

Shares used in basic net loss per share calculations	111,390	109,558

Dilutive effect of stock options and warrants	—	—

Shares used in diluted net loss per share	111,390	109,558

Basic net loss per share	$(0.18)	$(0.23)

Diluted net loss per share	$(0.18)	$(0.23)

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

Our pro forma information is as follows (in thousands, except per share data):

	Quarter ended Mar. 31, 2003	Quarter ended Mar. 31, 2002
	(Restated)
Net loss, as reported	$(19,669)	$(25,617)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,981)	(8,672)
Pro forma net loss	$(23,650)	$(34,289)

Net loss per share:
Basic-as reported	$(0.18)	$(0.23)
Basic- pro forma	$(0.21)	$(0.31)

Diluted-as reported	$(0.18)	$(0.23)
Diluted-pro forma	$(0.21)	$(0.31)

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

(in thousands, except per share amounts-unaudited)

	Quarter ended
	Mar. 31, 2003	Mar. 31, 2002
	(Restated)	(Proforma)
Revenue	$57,297	$64,270
Net Loss	$(19,669)	$(10,206)
Basic net loss per share	$(0.18)	$(0.09)
Diluted net loss per share	$(0.18)	$(0.09)

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

Note 8 - Changes in Stockholders’ Equity (in thousands) (Restated):

	Common Stock	Paid-in Capital	Deferred Stock Comp.	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balances, Dec. 31, 2002

$

1,124

$

580,987

$

(11,540

)

$

(4,631

)

$

95,195

$

661,135

Common stock issued	1	801	—	—	—	802

Unrealized loss on foundry investments (Note 11)	—	—	—	(5,034)	—	(5,034)

Deferred stock compensation	—	(21)	21	—	—	—

Amortization of deferred stock compensation	—	—	3,270	—	—	3,270

Translation adjustment	—	—	—	(30)	—	(30)

Net loss for the three-month period	—	—	—	—	(19,669)	(19,669)

Balances, Mar. 31, 2003	$1,125	$581,767	$(8,249)	$(9,695)	$75,526	$640,474

Total comprehensive loss for the first three-month period of 2003 was approximately $24.7 million and is substantially comprised of $19.7 million net loss from operations and $5.0 million in unrealized loss related to foundry investments.

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

Note 12 – Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our sales by major geographic area were as follows (in thousands):

	Three Months Ended
	Mar. 31, 2003	Mar. 31, 2002
	(Restated)
United States	$18,482	$24,716
Export sales:
Europe	17,409	17,208
Asia	18,488	13,307
Other	2,918	3,647
	38,815	34,162
	$57,297	$58,878

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

Note 14 - Restatement:

In January 2004, management learned of certain incorrect accounting entries relating to our deferred income accounting for sales to distributors in the quarters ended June 30, 2003 and September 30, 2003. Pursuant to our accounting principles for revenue recognition, we defer reporting revenue from sales to distributors until the period in which the distributors resell our product to their customers. The Audit Committee of our Board of Directors undertook an investigation of this matter with the assistance of our independent auditor and outside legal counsel. That investigation is complete and the Audit Committee has recommended the adoption of certain internal control and system enhancements. We are currently implementing these Audit Committee directives. As a result of the investigation, we have determined that entries made in the second and third quarters of 2003 which reduced Accrued Expenses in the amount of $1.3 million and $4.2 million, respectively, were inappropriate. We also determined that our systems, procedures and controls surrounding (1) our estimation of resale by our distributors and (2) our determination of deferred revenue related to distributor inventories needed to be improved. During the investigation, we carried out additional procedures to (1) refine our estimate of the amount of distributor resale revenue and (2) refine our method for estimating deferred revenue related to distributor inventories. As a result of those additional procedures, we believe our Consolidated Balance Sheet Deferred Income account was understated at March 31, 2003, June 30, 2003 and September 30, 2003 by amounts requiring an adjustment of approximately $1.0 million, $1.6 million and $8.0 million, respectively to reduce Revenues previously recognized and approximately $0.2 million, $0.3 million and $1.3 million, respectively, to reduce Cost of Products Sold previously recognized. As previously noted, approximately $1.3 million and $4.2 million of the resulting adjustments to the Deferred Income account were incorrectly restored to the Deferred Income account in our June 30, 2003 and September 30, 2003 balance sheet, respectively, through an entry to Accrued Expenses instead of the Consolidated Statement of Operations. The Deferred Income account balance fell below the minimum required level to support inventory on distributors shelves primarily due to (1) non recurring transactions in the September 30, 2003 quarter related to distributor price adjustments and incorrect distributor reporting of resale in previously reported quarterly financial statements, and (2) over-estimates of revenue related to resale occurring in the current fiscal year. We have already implemented certain of the internal control and systems enhancements recommended by the Audit Committee and are currently implementing other Audit Committee directives that resulted from its investigation.

Balance Sheet at March 31, 2003  (in thousands)

	As Reported	As Restated

Deferred Income	$13,102	$13,936
Current Liabilities	50,272	51,106
Retained Earnings	76,360	75,526
Total Liabilities and Shareholders Equity	893,219	893,219

Statement of Operations for the three months ended March 31, 2003 (in thousands, except per share data)

	As Reported	As Restated

Revenue	$58,311	$57,297
Cost of Sales	23,208	23,028
Operating expenses	55,429	55,429
Loss from operations	(20,326)	(21,160)
Net Loss	(18,835)	(19,669)
Net Loss per share Basic	$(0.17)	$(0.18)
Net Loss per share Diluted	$(0.17)	$(0.18)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking.  We use words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements.

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

Restatement and Change in Accounting Estimate During 2003

We restated our Deferred Income, Revenue and Cost of Products Sold accounts for the March quarter of 2003 and Deferred Income and Accrued Expense Balance Sheet accounts, and Revenue and Cost of Products Sold accounts in the Consolidated Statement of Operations for the June and September quarters of 2003 to correct accounting errors and to reflect a change in accounting estimate related to Deferred Income. For the 2003 year, the aforementioned restatement related to accrued expenses and the changes in accounting estimate reduced revenue by approximately $10.6 million, reduced cost of products sold by approximately $1.8 million, reduced gross margin by approximately $8.9 million and increased deferred income by approximately $8.9 million. The related circumstances and the impact on the March 31, 2003 quarter are described in more detail in Note 14.

Results of Operations

Key elements of our consolidated statement of operations, expressed as a percentage of revenues, were as follows:

	Three Months Ended
	Mar. 31, 2003	Mar. 31, 2002
	(Restated)
Revenue	100.0%	100.0%
Gross margin	59.8%	59.9%
Research and development expenses	38.1%	36.3%
Selling, general and administrative expenses	21.8%	20.1%
In-process research and development	—	41.1%
Amortization of intangible assets	36.9%	31.6%
Loss from operations	(36.9)%	(69.3)%

Revenue:

Revenue for the first quarter of 2003 was $57.3 million (restated), a decrease of three percent from the first quarter of 2002. The composition of our revenue by product family for the first quarter of 2003 and the first quarter of 2002, respectively, was as follows:

	Three Months Ended
	Mar. 31, 2003	Mar. 31, 2002
	(Restated)
FPGA	15%	8%
CPLD	70%	71%
SPLD	15%	21%

We acquired Agere FPGA on January 18, 2002 (see Note 5).  Prior to the acquisition, we had no revenue from the sale of FPGA products.

Beginning in 2001, the semiconductor and PLD markets experienced a significant downturn, which has continued into 2003. The revenue decrease in the first quarter of 2003 as compared to the first quarter of 2002 reflects this continued downturn and the resultant decrease in demand for our products.

As a percentage of total revenue, U.S. sales declined to 32% (restated) for the first three months of 2003 as compared to 42% for the first three months of 2002. Export sales to Asia rose as a percentage of total revenue, from 23% in the first three months of 2002 to 32% (restated) in the first three months of 2003. Export sales to Europe were approximately flat when comparing both fiscal periods, both in absolute and percentage terms.

During the first quarter of 2003 (and after the restatement discussed in Note 14), total units sold increased by four percent and average selling price decreased by seven percent when compared to the first quarter of 2002. The decrease in average selling price was primarily due to price declines associated with the downturn in the semiconductor and PLD markets and product mix. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products.  Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See “Factors Affecting Future Results.”

Gross margin:

Gross margin as a percentage of revenue was 59.8% (restated) in the first quarter of 2003, or approximately flat as compared to the 59.9% gross margin percentage for the first quarter of 2002 as reductions in our overall manufacturing costs were offset by changes in product mix and declining average selling prices. Reductions in overall manufacturing costs resulted primarily from on-going yield improvements, migration of products to more advanced technologies and reductions in wafer and assembly costs.

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

Liquidity and Capital Resources

As of March 31, 2003, our principal source of liquidity was $252.8 million of cash and short-term investments, a decrease from the balance of $276.9 million at December 31, 2002. This decrease was due primarily to $29.9 million in cash used during the first quarter of 2003 to extinguish a portion of our convertible debt, more than offsetting cash generated from operations.  Working capital decreased to $319.0 million (restated) at March 31, 2003 from $348.8 million at December 31, 2002. This decrease was also primarily due to the partial extinguishment of convertible debt discussed above.

Accounts receivable at March 31, 2003 increased by $4.3 million, or 16%, as compared to the balance at December 31, 2002. This increase was primarily due to increased billings to distributors and the timing of billings and payments during the quarter as compared to the fourth quarter of 2002. Inventories decreased by $4.4 million, or eight percent, as compared to the balance at December 31, 2002. This decrease is primarily due to reduced starts and receipts of wafers in response to continued lower revenue levels. Foundry investments, advances and other assets decreased by $4.4 million, or four percent. During the first quarter of 2003 we recorded a $5.0 million adjustment (booked through Accumulated Other Comprehensive Loss), reflecting the decline in market value of our UMC shares since December 31, 2002. Intangible assets, net, decreased by $17.8 million, or 11% as compared to the balance at December 31, 2002, substantially due to amortization during the first quarter of 2003.  Deferred income (restated) at March 31, 2003 increased by $2.0 million as compared to December 31, 2002 primarily reflecting an increase in shipments and billings to distributors resulting in higher inventories at the distributors.

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

Item 4. Controls and Procedures (Restated)

This portion of our quarterly report is our disclosure of the conclusions of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, based on management’s evaluation of those disclosure controls and procedures. You should read this disclosure in conjunction with the certifications attached as Exhibit 31.1 and 31.2 to this annual report for a more complete understanding of the topics presented.

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

We received notice from our independent auditor that, in connection with the 2003 year-end audit, the auditor has identified a material weakness relating to our internal controls and procedures. Certain of these internal control deficiencies may also constitute deficiencies in our disclosure controls. While we are in the process of implementing a more effective system of controls and procedures, we have instituted controls, procedures and other changes to ensure that information required to be disclosed in this annual report on Form 10-Q/A has been recorded, processed, summarized and reported accurately.

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

2. Separate responsibilities for preparing financial statements and maintaining accounts in the company’s general ledger;

3. Perform a review of internal controls and procedures in connection with Section 404 of Sarbanes Oxley legislative requirements;

4. Perform more detailed quarterly reconciliations and analyses of the company’s deferred revenue accounts related to its distributors;

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

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1         Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2         Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION (Registrant)

Date: April 19, 2004

By:	/s/ Jan Johannessen
Jan Johannessen
Corporate Vice President and Chief Financial Officer