Form 10-Q/A
period 2003-06-28
LATTICE SEMICONDUCTOR CORP
filed 2004-04-19
CIK 855658

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

This Quarterly Report on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as filed by the Registrant on August 8, 2003, and is being filed (1) to reflect the restatement of the Registrant’s Condensed Consolidated Financial Statements (the “Restatement”) and (2) to report certain sales of unregistered securities by the Registrant that occurred during the quarter. The Restatement reflects adjustments to revenue, related costs of products sold, deferred income and accrued expenses pertaining to both a correction of an error and a change in estimate to deferred income and a correction to accrued expenses as of June 30, 2003. A discussion of this Restatement and a summary of the effects of the Restatement are presented in Note 15 to the Condensed Consolidated Financial Statements. Changes have been made to the disclosure in Items 1, 2 and 4 of Part I and Item 2 of Part II to reflect the matters discussed above.

The information contained in this Form 10-Q/A is as of August 8, 2003, except for the information related to the Restatement discussed above, which has been updated through April 19, 2004. This Form 10-Q/A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003.

LATTICE SEMICONDUCTOR CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(Restated)		(Restated)
Revenue	$56,575	$56,466	$113,872	$115,344

Costs and expenses:
Cost of products sold	22,993	22,492	46,021	46,098
Research and development	21,702	21,078	43,534	42,463
Selling, general and administrative	12,614	12,220	25,097	24,078
In-process research and development	—	—	—	24,200
Amortization of intangible assets (1)	18,687	17,923	39,801	36,546

Total costs and expenses	75,996	73,713	154,453	173,385

Loss from operations	(19,421)	(17,247)	(40,581)	(58,041)

Other (expense) income, net	(1,365)	3,078	126	1,177

Loss before benefit for income taxes	(20,786)	(14,169)	(40,455)	(56,864)

Benefit for income taxes	(2,554)	(6,022)	(2,554)	(23,100)

Net loss	$(18,232)	$(8,147)	$(37,901)	$(33,764)

Basic net loss per share	$(0.16)	$(0.07)	$(0.34)	$(0.31)

Diluted net loss per share	$(0.16)	$(0.07)	$(0.34)	$(0.31)

Shares used in per share calculations:

Basic	111,507	109,684	111,473	109,619

Diluted	111,507	109,684	111,473	109,619

(1)         Includes $841 and $571 of amortization of deferred stock compensation expense for the three months ended June 30, 2003 and June 30, 2002, respectively, and $4,111 and $1,132 for the six months ended June 30, 2003 and June 30, 2002, respectively, attributable to Research and Development activities.

See Accompanying Notes to Condensed Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share and par value data)
(unaudited)

	June 30, 2003	December 31, 2002
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$315,738	$169,475
Short-term investments	154,440	107,405
Accounts receivable, net	28,372	26,374
Inventories	48,283	56,241
Other current assets	11,476	35,033

Total current assets	558,309	394,528

Property and equipment, net	58,978	62,786
Foundry investments, advances and other assets	108,574	104,507
Intangible assets, net	120,304	155,953
Goodwill	223,605	223,489

	$1,069,770	$941,263

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$32,538	$33,597
Deferred income on sales to distributors	9,604	11,983
Income taxes payable	—	142

Total current liabilities	42,142	45,722

4 3/4% Convertible notes due in 2006	172,304	208,061
Zero Coupon Convertible notes due in 2010	200,000	—
Other long-term liabilities	25,704	26,345
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 112,502,189 and 112,358,043 shares issued and outstanding	1,125	1,124
Paid-in capital	581,519	580,987
Deferred stock compensation	(7,145)	(11,540)
Accumulated other comprehensive loss	(3,173)	(4,631)
Retained earnings	57,294	95,195

Total stockholders’ equity	629,620	661,135

	$1,069,770	$941,263

See Accompanying Notes to Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
	(Restated)
Cash flows from operating activities:
Net loss	$(37,901)	$(33,764)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,575	46,901
Gain on sale of equity securities	—	(4,017)
Gain on extinguishment of convertible notes	(2,918)	(1,195)
Write-off of debt issuance costs	—	102
In-process research and development	—	24,200
Tax benefit of option exercises	—	792
Changes in assets and liabilities (net of effect of business combinations):
Accounts receivable	(1,997)	(9,227)
Inventories	7,958	4,160
Other current assets	24,084	25,416
Foundry investments, advances and other assets	235	3,266
Deferred income taxes	—	1,369
Accounts payable and accrued expenses	(910)	2,005
Deferred income	(2,379)	(793)
Income taxes payable	(142)	(22,865)
Other liabilities	(903)	(815)

Total adjustments	73,603	69,299

Net cash provided by operating activities	35,702	35,535

Cash flows from investing activities:
Proceeds from short-term investments	236,019	185,550
Purchase of short-term investments	(283,053)	(80,696)
Acquisition of Agere FPGA	—	(254,184)
Proceeds from sales of equity securities	—	9,930
Capital expenditures	(5,715)	(10,207)

Net cash used by investing activities	(52,749)	(149,607)

Cash flows from financing activities:
Extinguishment of convertible debt, net	(32,555)	(8,055)
Issuance of convertible debt, net	195,000	—
Net proceeds from issuance of common stock	865	3,605

Net cash provided by (used in) financing activities	163,310	(4,450)

Net increase (decrease) in cash and cash equivalents	146,263	(118,522)

Beginning cash and cash equivalents	169,475	250,203

Ending cash and cash equivalents	$315,738	$131,681

Supplemental disclosures of cash flow information:
Cash received for income taxes, net	$(28,357)	$(32,923)
Cash paid for interest	4,549	6,247
Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on appreciation (depreciation) of foundry investments included in other comprehensive income	$1,398	$(6,803)

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

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(Restated)		(Restated)
Net loss	$(18,232)	$(8,147)	$(37,901)	$(33,764)

Shares used in basic net loss per share calculations	111,507	109,684	111,473	109,619

Dilutive effect of stock options, warrants and other potentially dilutive securities	—	—	—	—

Shares used in diluted net loss per share	111,507	109,684	111,473	109,619

Basic net loss per share	$(0.16)	$(0.07)	$(0.34)	$(0.31)

Diluted net loss per share	$(0.16)	$(0.07)	$(0.34)	$(0.31)

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

Our pro forma information is as follows (in thousands, except per share data):

	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002
	(Restated)		(Restated)
Net loss, as reported	$(18,232)	$(8,147)	$(37,901)	$(33,764)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,221)	(7,396)	(10,202)	(16,068)

Pro forma net loss	$(24,453)	$(15,543)	$(48,103)	$(49,832)

Net loss per share:
Basic-as reported	$(0.16)	$(0.07)	$(0.34)	$(0.31)
Basic- pro forma	$(0.22)	$(0.14)	$(0.43)	$(0.45)

Diluted-as reported	$(0.16)	$(0.07)	$(0.34)	$(0.31)
Diluted-pro forma	$(0.22)	$(0.14)	$(0.43)	$(0.45)

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

(in thousands, except per share amounts-unaudited)

	Six months ended
	June 30, 2003	June 30, 2002
	(Restated)	(Proforma)
Revenue	$113,872	$120,736
Net Loss	$(37,901)	$(18,308)
Basic net loss per share	$(0.34)	$(0.17)
Diluted net loss per share	$(0.34)	$(0.17)

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

Balances, Dec. 31, 2002

$

1,124

$

580,987

$

(11,540

)

$

(4,631

)

$

95,195

$

661,135

Common stock issued	1	816	—	—	—	817

Unrealized gain on foundry investments (Note 11)	—	—	—	1 ,398	—	1,398

Deferred stock compensation	—	(284)	284	—	—	—

Amortization of deferred stock compensation	—	—	4,111	—	—	4,111

Translation adjustment	—	—	—	60	—	60

Net loss for the six-month period	—	—	—	—	(37,901)	(37,901)

Balances, June 30, 2003	$1,125	$581,519	$(7,145)	$(3,173)	$57,294	$629,620

Total comprehensive loss for the first six-month period of 2003 was approximately $36.4 million (restated) and is substantially comprised of $37.9 million net loss (restated)  partially offset by $1.4 million in unrealized gain related to foundry investments.

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

Note 12 – Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our sales by major geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(Restated)		(Restated)
United States	$20,693	$23,995	$38,435	$48,711
Export sales:
Europe	14,549	13,239	31,958	30,447
Asia	19,243	16,807	37,731	30,114
Other	2,090	2,425	5,748	6,072
	35,882	32,471	75,437	66,633
	$56,575	$56,466	$113,872	$115,344

Resale of product through two distributors accounted for approximately 21% and 18% of revenue in the first six months of 2003, and 24% and 18%, respectively, for the first six months of 2002. More than 90% of our property and equipment is located in the United States. Other long-lived assets located outside the United States consist primarily of foundry investments and advances.

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

Note 15 – Restatement:

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

Balance Sheet at June 30, 2003 (in thousands)

	As Reported	As Restated

Accounts Payable and Accrued Expenses	$31,238	$32,538
Deferred Income	8,763	9,604
Current Liabilities	40,001	42,142
Retained Earnings	59,435	57,294
Total Liabilities and Shareholders Equity	1,069,770	1,069,770

Statement of Operations for the three months and six months ended June 30, 2003 (in thousands, except per share data)

	3 months ended June 30, 2003		6 months ended June 30, 2003
	As Reported	As Restated	As Reported	As Restated

Revenue	$58,178	$56,575	$116,489	$113,872
Cost of Sales	23,289	22,993	46,497	46,021
Operating expenses	53,003	53,003	108,432	108,432
Loss from operations	(18,114)	(19,421)	(38,440)	(40,581)
Net Loss	(16,925)	(18,232)	(35,760)	(37,901)
Net Loss per share Basic	$(0.15)	$(0.16)	$(0.32)	$(0.34)
Net Loss per share Diluted	$(0.15)	$(0.16)	$(0.32)	$(0.34)

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

Restatement and Change in Accounting Estimate During 2003

We restated our Deferred Income and Accrued Expense Balance Sheet accounts, and Revenue and Cost of Products Sold accounts in the Consolidated Statement of Operations for the June and September quarters of 2003 and our Deferred Income, Revenue and Cost of Products Sold accounts for the March quarter of 2003 to correct accounting errors and to reflect a change in accounting estimate related to Deferred Income. For the 2003 year, the aforementioned restatement related to accrued expenses and the changes in accounting estimate reduced revenue by approximately $10.6 million, reduced cost of products sold by approximately $1.8 million, reduced gross margin by approximately $8.9 million and increased deferred income by approximately $8.9 million. The related circumstances and impact on the three months and six months ended June 30, 2003 are described in more detail in Note 15.

Results of Operations

Key elements of our consolidated statement of operations, expressed as a percentage of revenues, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(Restated)		(Restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Gross margin	59.4%	60.2%	59.6%	60.0%
Research and development expenses	38.4%	37.3%	38.2%	36.8%
Selling, general and administrative expenses	22.3%	21.6%	22.0%	20.9%
In-process research and development	—	—	—	21.0%
Amortization of intangible assets	33.0%	31.7%	35.0%	31.7%
Loss from operations	(34.3)%	(30.5)%	(35.6)%	(50.3)%

Revenue:

Revenue for the second quarter of 2003 (restated) was approximately flat when compared to the second quarter of 2002, and decreased by $1.5 million (restated), or one percent for the first six months of 2003 when compared to the first six months of 2002. The composition of our revenue by product family for the second quarter and first six months of 2003 and 2002, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(Restated)		(Restated)
FPGA	16%	13%	15%	10%
CPLD	69%	68%	70%	70%
SPLD	15%	19%	15%	20%

We acquired Agere FPGA on January 18, 2002 (see Note 5).  Prior to the acquisition, we had no revenue from the sale of FPGA products.

Beginning in 2001, the semiconductor and PLD markets experienced a significant downturn, which has continued into 2003. The revenue decrease in the first six months of 2003 as compared to the first six months of 2002 reflects this continued downturn, with the decline in overall demand more than offsetting increased revenue from the sale of new products. Overall revenue levels for all periods presented remain substantially depressed from earlier periods.

As a percentage of total revenue, U.S. sales were 34% (restated) for the first six months of 2003 as compared to 42% for the first six months of 2002. Export sales to Asia rose as a percentage of total revenue, from 26% in the first six months of 2002 to 33% (restated) in the first six months of 2003. Export sales to Europe rose as a percentage of total revenue, from 26% in the first six months of 2002 to 28% (restated) in the first six months of 2003.

During the second quarter of 2003 and after the restatement discussed above, units sold decreased by two percent and average selling prices increased by three percent as compared to the second quarter of 2002. The increase in average selling price in the 2003 quarter was due primarily to product mix. During the first six months of 2003 and after the restatement discussed above, total units sold increased by one percent and average selling price decreased by two percent when compared to the first six months of 2002. The decrease in average selling price was primarily due to price declines associated with the downturn in the semiconductor and PLD markets. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products.  Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See “Factors Affecting Future Results.”

Gross margin:

Gross margin as a percentage of revenue declined to 59.4% (restated) for the second quarter of 2003 as compared to 60.2% for the second quarter of 2002, and declined to 59.6% (restated) for the first six months of 2003 as compared to 60.0% for the first six months of 2002. Reductions in overall manufacturing costs in the 2003 periods were more than offset by lower margins caused by changes in production volume and product mix in these periods. Reductions in overall manufacturing costs resulted primarily from on-going yield improvements, migration of products to more advanced technologies and reductions in wafer and assembly costs.

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

Liquidity and Capital Resources

As of June 30, 2003, our principal source of liquidity was $470.2 million of cash and short-term investments an increase of $193.3 million from the balance of $276.9 million at December 31, 2002. This increase was due primarily to the receipt of $195.0 million in the second quarter of 2003 in conjunction with the issuance of $200 million of our Zero Coupon Convertible Subordinated Notes (see Note 14). This, plus cash generated from operations, more than offset  $29.9 million and $3.0 million in cash used during the first and second quarters of 2003, respectively, to extinguish a portion of our existing 4¾% convertible debt. Working capital increased to $516.2 million (restated) at June 30, 2003 from $348.8 million at December 31, 2002. This increase was also primarily due to the issuance of new convertible notes discussed above.

Accounts receivable at June 30, 2003 increased by $2.0 million, or eight percent, as compared to the balance at December 31, 2002. This increase was primarily due to the timing of billings and payments during the quarter as compared to the fourth quarter of 2002. Inventories decreased by $8.0 million, or 14%, as compared to the balance at December 31, 2002. This decrease was primarily due to reduced starts and receipts of wafers in response to continued lower revenue levels. Other current assets decreased by $23.6 million, or 67%, as compared to the balance at December 31, 2002. This was primarily due to the receipt of federal income tax refunds approximating $28.1 million related to the carryback of 2002 net operating losses to prior profitable periods. Foundry investments, advances and other assets increased by $4.1 million, or four percent. This increase was primarily due to approximately $5.5 million in fees and estimated issuance costs recorded in connection with the issuance of our Zero Coupon Convertible Subordinated Notes. Intangible assets, net, decreased by $35.6 million, or 23% as compared to the balance at December 31, 2002, substantially due to amortization during the first six months of 2003. Deferred income on sales to distributors decreased by $2.4 million (restated), or 20%, as compared to the balance at December 31, 2002. This decrease was primarily due to lower shipments and billings to the distributors, resulting in lower inventories at the distributors.

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

PART II.   OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

 On May 6, 2003, we issued a warrant to purchase 256,661 shares of our common stock to Bain & Company, Inc., in connection with consulting services provided to us. The warrant has an exercise price of $9.05 per share, and vests at a rate of 21,388.42 shares on the first day of each month, beginning March 1, 2003, subject to Bain’s continued service as a consultant to us. The foregoing transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

 On June 20, 2003, we sold $200 million in principal amount of our Zero Coupon Convertible Subordinated Notes due July 1, 2010 to Goldman Sachs & Co., the initial purchaser, for $195.0 million pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, for resale by the initial purchaser to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Holders of these notes may convert the notes into shares of our common stock at any time before the close of business on the date of their maturity, unless the notes have been previously redeemed or repurchased, if (1) the price of our common stock issuable upon conversion of a note reaches a specified threshold, (2) the notes are called for redemption, (3) specified corporate transactions occur or (4) the trading price of the notes falls below certain thresholds. The conversion price is approximately $12.06 per share, subject to adjustment in certain circumstances. On or after July 1, 2008, we have the option to redeem all or a portion of the notes that have not been previously repurchased or converted at 100% of the principal amount of the notes. On July 1, 2008, holders have the option to require us to purchase all or a portion of their notes in cash at 100% of the principal amount of the notes. Holders also have the right, subject to certain conditions, to require us to repurchase the notes in the event of a “fundamental change” (as defined in the indenture governing the notes) at 100% of the principal amount of the notes.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1                           Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2                           Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18  U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*                    Form of Indemnification Agreement by and between Lattice Semiconductor Corporation and certain Directors, Officers, Employees and Agents.

* Previously filed with the Company’s original Quarterly Report on Form 10-Q filed on August 8, 2003.

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