Form 10-Q/A
period 2003-09-27
LATTICE SEMICONDUCTOR CORP
filed 2004-04-19
CIK 855658

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

This Quarterly Report on form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, as filed by the Registrant on November 12, 2003, and is being filed to reflect the restatement of the Registrant’s Condensed Consolidated Financial Statements (the “Restatement”). The Restatement reflects adjustments to revenue, related cost of products sold, deferred income and accrued expenses pertaining to both a correction of an error and a change in estimate to deferred income and a correction to accrued expenses as of September 30, 2003. A discussion of this Restatement and a summary of the effects of the Restatement are presented in Note 15 to the Condensed Consolidated Financial Statements.  Changes have been made to the disclosure in Items 1,2 and 4 of this Form 10-Q/A in connection with the Restatement.

The information contained in this Form 10-Q/A is as of November 12, 2003, except for the information related to the Restatement discussed above, which has been updated through April 19, 2004. This Form 10-Q/A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003.

LATTICE SEMICONDUCTOR CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Statement of Operations - Three and Nine Months Ended Sept. 30, 2003 and Sept. 30, 2002

Condensed Consolidated Balance Sheet - Sept. 30, 2003 and December 31, 2002

Condensed Consolidated Statement of Cash Flows - Nine Months Ended Sept. 30, 2003 and Sept. 30, 2002

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
	(Restated)		(Restated)
Revenue	$43,033	$56,072	$156,905	$171,416

Costs and expenses:
Cost of products sold	19,431	22,429	65,452	68,527
Research and development	21,173	21,523	64,707	63,986
Selling, general and administrative	12,114	11,712	37,211	35,790
In-process research and development	—	5,653	—	29,853
Amortization of intangible assets (1)	18,665	18,070	58,466	54,616

Total costs and expenses	71,383	79,387	225,836	252,772

Loss from operations	(28,350)	(23,315)	(68,931)	(81,356)

Other (expense) income, net	(3,611)	2,764	(3,485)	3,941

Loss before benefit for income taxes	(31,961)	(20,551)	(72,416)	(77,415)

Benefit for income taxes	(3,300)	(6,180)	(5,854)	(29,280)

Net loss	$(28,661)	$(14,371)	$(66,562)	$(48,135)

Basic net loss per share	$(0.26)	$(0.13)	$(0.60)	$(0.44)

Diluted net loss per share	$(0.26)	$(0.13)	$(0.60)	$(0.44)

Shares used in per share calculations:

Basic	111,840	110,232	111,615	109,855

Diluted	111,840	110,232	111,615	109,855

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

See Accompanying Notes to Condensed Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share and par value data)

(unaudited)

	Sept. 30, 2003	December 31, 2002
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$153,334	$169,475
Short-term investments	125,420	107,405
Accounts receivable, net	26,941	26,374
Inventories	47,942	56,241
Other current assets	12,617	35,033

Total current assets	366,254	394,528

Property and equipment, net	56,520	62,786
Foundry investments, advances and other assets	124,670	104,507
Intangible assets, net	102,466	155,953
Goodwill	223,605	223,489

	$873,515	$941,263

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$34,356	$33,597
Deferred income on sales to
Distributors	9,766	11,983
Income taxes payable	—	142

Total current liabilities	44,122	45,722

4 3/4% Convertible notes due in 2006	—	208,061
Zero Coupon Convertible notes due in 2010	184,000	—
Other long-term liabilities	22,053	26,345
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 112,772,007 and 112,358,043 shares issued and outstanding	1,128	1,124
Paid-in capital	584,635	580,987
Deferred stock compensation	(6,320)	(11,540)
Accumulated other comprehensive income (loss)	15,264	(4,631)
Retained earnings	28,633	95,195

Total stockholders’ equity	623,340	661,135

	$873,515	$941,263

See Accompanying Notes to Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
	(Restated)
Cash flows from operating activities:
Net loss	$(66,562)	$(48,135)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74,873	70,205
Gain on sale of equity securities	(271)	(4,017)
Loss (Gain) on retirement of convertible notes	1,381	(5,710)
In-process research and development	—	29,853
Tax benefit of option exercises	—	797
Changes in assets and liabilities (net of effect of business combination):
Accounts receivable	(567)	(8,247)
Inventories	8,299	7,534
Foundry, investments, advances and other assets	23,447	27,337
Deferred income taxes	—	1,369
Accounts payable and accrued expenses	2,451	3,006
Deferred income	(2,217)	(3,701)
Income taxes payable	(142)	(22,513)
Other liabilities	(4,683)	(1,406)
Total adjustments	102,571	94,507
Net cash provided by operating activities	36,009	46,372

Cash flows from investing activities:
Proceeds from short-term investments, net	311,307	249,048
Purchase of short-term investments	(329,323)	(103,259)
Acquisition of Agere FPGA	—	(254,232)
Acquisition of Cerdelinx	—	(2,530)
Purchase of equity securities	(474)	—
Proceeds from sale of equity securities	745	9,930
Capital expenditures	(8,015)	(15,314)

Net cash used by investing activities	(25,760)	(116,357)

Cash flows from financing activities:
Extinguishment of convertible debt, net	(223,684)	(27,441)
Issuance of convertible debt, net	194,558	—
Net proceeds from issuance of common stock	2,736	1,864

Net cash used in financing activities	(26,390)	(25,577)

Net decrease in cash and cash equivalents	(16,141)	(95,562)

Beginning cash and cash equivalents	169,475	250,203

Ending cash and cash equivalents	$153,334	$154,641

Supplemental disclosures of cash flow information:
Cash received for income taxes, net	$(28,370)	$(35,083)
Cash paid for interest	$6,371	$6,527
Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on appreciation of foundry investments included in other comprehensive income	$19,752	$(23,776)
Stock issued in conjunction with Cerdelinx acquisition	$—	$21,643

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

Note 2 - Revenue Recognition:

Revenue from sales to OEM customers is recognized upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed and determinable, title has transferred, collection of resulting receivables is probable, there are no customer acceptance requirements and no remaining significant obligations.  Certain of our sales are made to distributors under agreements providing price protection and right of return on unsold merchandise.  Revenue and cost relating to such distributor sales are deferred until either the product is sold by the distributor or return privileges and price protection rights terminate and related estimated revenue and estimated costs are then reflected in income.  Revenue from software sales was not material for the periods presented.

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

	Three months ended		Nine months ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
	(Restated)		(Restated)
Net loss	$(28,661)	$(14,371)	$(66,562)	$(48,135)

Shares used in basic net loss per share calculations	111,840	110,232	111,615	109,855

Dilutive effect of stock options, warrants and other potentially dilutive securities	—	—	—	—

Shares used in diluted net loss per share	111,840	110,232	111,615	109,855

Basic net loss per share	$(0.26)	$(0.13)	$(0.60)	$(0.44)

Diluted net loss per share	$(0.26)	$(0.13)	$(0.60)	$(0.44)

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

Our pro forma information is as follows (in thousands, except per share data):

	Three months ended Sept. 30, 2003	Three months ended Sept. 30, 2002	Nine months ended Sept. 30, 2003	Nine months ended Sept. 30, 2002
	(Restated)		(Restated)
Net loss, as reported	$(28,661)	$(14,371)	$(66,562)	$(48,135)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	820	760	4,931	1,887
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(5,603)	(9,970)	(19,915)	(27,165)
Pro forma net loss	$(33,444)	$(23,581)	$(81,546)	$(73,413)

Net loss per share:
Basic-as reported	$(0.26)	$(0.13)	$(0.60)	$(0.44)
Basic- pro forma	$(0.30)	$(0.21)	$(0.73)	$(0.67)

Diluted-as reported	$(0.26)	$(0.13)	$(0.60)	$(0.44)
Diluted-pro forma	$(0.30)	$(0.21)	$(0.73)	$(0.67)

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

(in thousands, except per share amounts-unaudited)

	Nine months ended
	Sept. 30, 2003	Sept. 30, 2002
	(Restated)	(Proforma)
Revenue	$156,905	$176,808
Net loss	$(66,562)	$(32,607)
Basic net loss per share	$(0.60)	$(0.30)
Diluted net loss per share	$(0.60)	$(0.30)

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

Balances, Dec. 31, 2002

$

1,124

$

580,987

$

(11,540

)

$

(4,631

)

$

95,195

$

661,135

Common stock issued	4	3,937	—	—	—	3,941

Unrealized gain on foundry investments (Note 11)	—	—	—	19,752	—	19,752

Deferred stock compensation	—	(289)	289	—	—	—

Amortization of deferred stock compensation	—	—	4,931	—	—	4,931

Translation adjustment	—	—	—	143	—	143

Net loss for the nine-month period	—	—	—	—	(66,562)	(66,562)

Balances, Sept. 30, 2003	$1,128	$584,635	$(6,320)	$15,264	$28,633	$623,340

Total comprehensive loss for the first nine-month period of 2003 was approximately $46.7 million (restated) and is substantially comprised of $66.6 million net loss (restated) partially offset by $19.8 million in unrealized gain related to foundry investments.

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

Note 12 – Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our sales by major geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
	(Restated)		(Restated)
United States	$12,277	$21,906	$50,712	$70,617
Export sales:
Europe	8,786	14,825	40,749	45,272
Asia	20,347	17,133	58,078	47,247
Other	1,623	2,208	7,366	8,280
	30,756	34,166	106,193	100,799
	$43,033	$56,072	$156,905	$171,416

Resale of product through two distributors accounted for approximately 20% and 17% of revenue in the first nine months of 2003, and 23% and 19%, respectively, for the first nine months of 2002. More than 90% of our property and equipment is located in the United States. Other long-lived assets located outside the United States consist primarily of foundry investments and advances.

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

Balance Sheet at September 30, 2003 (in thousands)	As Reported	As Restated

Accounts Payable and Accrued Expenses	$28,846	$34,356
Deferred Income	6,361	9,766
Current Liabilities	35,207	44,122
Retained Earnings	37,548	28,633
Total Liabilities and Shareholders Equity	873,515	873,515

Statement of Operations for the three months and nine months ended September 30, 2003 (in thousands, except per share data)

	Three months ended Sept 30, 2003		Nine months ended Sept 30, 2003
	As Reported	As Restated	As Reported	As Restated

Revenue	$51,038	$43,033	$167,527	$156,905
Cost of products sold	20,662	19,431	67,159	65,452
Operating expenses	51,952	51,952	160,384	160,384
Loss from operations	(21,576)	(28,350)	(60,016)	(68,931)
Net Loss	(21,887)	(28,661)	(57,647)	(66,562)
Net Loss per share Basic	$(0.20)	$(0.26)	$(0.52)	$(0.60)
Net Loss per share Diluted	$(0.20)	$(0.26)	$(0.52)	$(0.60)

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

Restatement and Change in Accounting Estimate During 2003

We restated our Deferred Income and Accrued Expense Balance Sheet accounts, and Revenue and Cost of Products Sold accounts in the Consolidated Statement of Operations for the June and September quarters of 2003 and our Deferred Income, Revenue and Cost of Products Sold accounts for the March quarter of 2003 to correct accounting errors and to reflect a change in accounting estimate related to Deferred Income. For the 2003 year, the aforementioned restatement related to accrued expenses and the changes in accounting estimate reduced revenue by approximately $10.6 million, reduced cost of products sold by approximately $1.8 million, reduced gross margin by approximately $8.9 million and increased deferred income by approximately $8.9 million. The related circumstances and impact on the three months and nine months ended September 30, 2003 are described in more detail in Note 15.

Results of Operations

Key elements of our consolidated statement of operations, expressed as a percentage of revenues, were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
	(Restated)		(Restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Gross margin	54.8%	60.0%	58.3%	60.0%
Research and development expenses	49.2%	38.4%	41.2%	37.3%
Selling, general and administrative expenses	28.2%	20.9%	23.7%	20.9%
In-process research and development	—	10.1%	—	17.4%
Amortization of intangible assets	43.4%	32.2%	37.3%	31.9%
Loss from operations	(65.9)%	(41.6)%	(43.9)%	(47.5)%

Revenue:

Revenue for the third quarter of 2003 decreased by $13.0 million (restated), or 23 percent, as compared to the third quarter of 2002, and by $14.5 million (restated), or eight percent for the first nine months of 2003 when compared to the first nine months of 2002. The composition of our revenue by product family for the third quarter and first nine months of 2003 and 2002, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
	(Restated)		(Restated)
FPGA	21%	13%	17%	11%
CPLD	69%	69%	70%	69%
SPLD	10%	18%	13%	20%

We acquired Agere FPGA on January 18, 2002 (see Note 5).  Prior to the acquisition, we had no revenue from the sale of FPGA products.

Beginning in 2001, the semiconductor and PLD markets experienced a significant downturn, which has continued into 2003. Overall revenue levels for all periods presented remain substantially depressed from earlier periods and reflect the continued downturn and resultant overall decrease in demand for our products. The steeper revenue decline in the third quarter reflects sales allowances and price protection credited to distributors during the quarter and to a lesser extent a continued softening in demand and declining average selling prices for our SPLD and certain CPLD products, which more than offset increased revenue from sales of our FPGA and new CPLD products.

As a percentage of total revenue, U.S. sales were 32% (restated) for the first nine months of 2003 as compared to 41% for the first nine months of 2002. Export sales to Asia rose as a percentage of total revenue, from 28% in the first nine months of 2002 to 37% (restated) in the first nine months of 2003. Export sales to Europe were approximately flat when comparing both nine-month fiscal periods in percentage terms.

The 23% decline in revenue for the quarter ended on September 30, 2003 (after the restatement discussed above) as compared to the comparable prior year quarter is attributable to units sold since average selling prices only declined slightly.  The nine percent decline in revenue for the nine months ended September 30, 2003 (after the restatement discussed above) as compared to comparable prior year period is attributable to units sold since there was no significant change in overall average selling prices.  During the periods discussed, average selling prices declined for SPLD products generally and for certain CPLD products which were offset by changes in product mix. Although selling prices of mature products generally decline over time, this decline is at times offset by higher selling prices of new products.  Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See “Factors Affecting Future Results.”

Gross margin:

Gross margin as a percentage of revenue declined to 54.8% (restated) for the third quarter of 2003 as compared to 60.0% for the third quarter of 2002, and declined to 58.3% (restated) for the first nine months of 2003 as compared to 60.0% for the first nine months of 2002. With respect to the nine month period ended September 30, 2003, the gross margin percentage decline is primarily related to the third quarter of 2003 and reflects provision for an allowance for price protection and sales returns for distributors in the quarter.  To a lesser extent, the decrease in gross margin for the September 2003 quarter also reflects the increased proportion of fixed manufacturing costs in the quarter as a result of lower revenue levels.

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

Liquidity and Capital Resources

As of September 30, 2003, our principal source of liquidity was $278.8 million of cash and short-term investments, an increase of $1.9 million from the balance of $276.9 million at December 31, 2002. This balance remained relatively flat as the receipt of $195.0 million in the second quarter of 2003 in conjunction with the issuance of $200 million of our Zero Coupon Convertible Subordinated Notes was offset by the $211.6 million in cash used during the first nine months of 2003 to retire our remaining 4¾% Convertible Subordinated Notes (see Note 14). Cash generated from operations, plus $28.3 million in tax refunds received during 2003 more than offset the net of this financing activity as well as $14.2 million in cash used during the third quarter of 2003 to extinguish a portion of our new Zero Coupon Convertible Subordinated Notes. Working capital decreased to $322.1 million (restated) at September, 2003 from $348.8 million at December 31, 2002. This decrease was also primarily due to the financing activity discussed above.

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

Deferred income on sales to distributors decreased by $2.2 million, or 19% (restated) at September 30, 2003, as compared to the balance at December 31, 2002. This decrease was primarily due to a reduction in estimated salable and returnable inventories at distributors. The balance at September 30, 2003, reflects a $3.4 million restatement (increase) as compared to the balance previously reported on our Form 10-Q for the quarter ended September 30, 2003 and filed on November 12, 2003 and reflects both a correction of an error and change in estimate related to this balance as further described in Note 15 to our Condensed Consolidated Financial Statements.

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

Item 4.  Controls and Procedures (restated)

This portion of our quarterly report is our disclosure of the conclusions of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, based on management’s evaluation of those disclosure controls and procedures. You should read this disclosure in conjunction with the certifications attached as Exhibit 31.1 and 31.2 to this quarterly report for a more complete understanding of the topics presented.

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