Form 10-Q
period 2004-04-03
LATTICE SEMICONDUCTOR CORP
filed 2004-05-12
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

At May 6, 2004, there were 113,125,757 shares of the Registrant’s common stock, $.01 par value, outstanding.

The information contained in this Form 10-Q is as of May 12, 2004. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003.

LATTICE SEMICONDUCTOR CORPORATION

Forward-Looking Statements

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003

Revenue	$59,071	$57,297

Costs and expenses:
Cost of products sold	24,719	23,028
Research and development	22,259	21,832
Selling, general and administrative	13,087	12,483
Amortization of intangible assets (1)	18,654	21,114

Total costs and expenses	78,719	78,457

Loss from operations	(19,648)	(21,160)

Other income, net	3,107	1,491

Loss before benefit for income taxes	(16,541)	(19,669)

Benefit for income taxes	—	—

Net loss	$(16,541)	$(19,669)

Basic net loss per share	$(0.15)	$(0.18)

Diluted net loss per share	$(0.15)	$(0.18)

Shares used in per share calculations:

Basic	112,627	111,390

Diluted	112,627	111,390

(1)         Includes $806 and $3,270 of amortization of deferred stock compensation expense for the three months ended March 31, 2004 and March 31, 2003, respectively, attributable to Research and Development activities.

See Accompanying Notes to Condensed Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share and par value data)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,603	$35,276
Short-term investments	256,945	242,474
Accounts receivable, net	26,013	26,796
Inventories	44,312	46,630
Other current assets	57,575	51,537

Total current assets	426,448	402,713

Foundry investments, advances and other assets	74,293	86,883
Property and equipment, net	51,313	53,800
Intangible assets, net	66,789	84,627
Goodwill	223,595	223,605

	$842,438	$851,628

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$31,729	$28,500
Deferred income on sales to distributors	13,847	10,564
Income taxes payable	126	37

Total current liabilities	45,702	39,101

Zero Coupon Convertible Subordinated notes due in 2010	184,000	184,000
Other long-term liabilities	22,699	22,415
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 113,115,579 and 113,047,874 shares issued and outstanding	1,131	1,130
Paid-in capital	587,598	586,834
Deferred stock compensation	(4,580)	(5,444)
Accumulated other comprehensive income	19,040	20,203
Retained earnings (deficit)	(13,152)	3,389

Total stockholders’ equity	590,037	606,112

	$842,438	$851,628

See Accompanying Notes to Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003

Cash flows from operating activities:
Net loss	$(16,541)	$(19,669)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,499	26,545
Gain on sale of UMC shares	(2,536)	—
Gain on retirement of convertible notes	—	(2,923)
Changes in assets and liabilities:
Accounts receivable	783	(4,277)
Inventories	2,318	4,365
Other current assets	(2,043)	(525)
Foundry investments, advances and other assets	218	(580)
Accounts payable and accrued expenses	3,274	3,574
Deferred income	3,283	1,953
Income taxes payable	89	(142)
Other liabilities	(313)	(375)

Total adjustments	29,572	27,615

Net cash provided by operating activities	13,031	7,946

Cash flows from investing activities:
Proceeds from short-term investments	30,344	112,568
Purchase of short-term investments	(44,815)	(223,956)
Proceeds from sale of equity securities	9,250	—
Capital expenditures	(2,011)	(3,211)

Net cash used by investing activities	(7,232)	(114,599)

Cash flows from financing activities:
Retirement of convertible debt	—	(29,570)
Net proceeds from issuance of common stock	528	802

Net cash (used in) provided by financing activities	528	(28,768)

Net Increase (decrease) in cash and cash equivalents	6,327	(135,421)

Beginning cash and cash equivalents	35,276	169,475

Ending cash and cash equivalents	$41,603	$34,054

Supplemental disclosures of non-cash investing and financing activities:
Unrealized (loss) gain on (depreciation) appreciation of foundry investments included in other comprehensive income	$870	$(5,034)

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

The most significant difference between the computation of basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as stock options, warrants and convertible subordinated notes as outstanding.  For all periods presented, the computation of net loss per share excludes the effect of our stock options, warrants and convertible notes, as they were antidilutive. A reconciliation of basic and diluted net income per share is presented below (in thousands, except for per share data):

	Three months ended
	Mar. 31, 2004	Mar. 31, 2003

Net loss	$(16,541)	$(19,669)

Shares used in basic net loss per share calculations	112,627	111,390

Dilutive effect of stock options and warrants	—	—

Shares used in diluted net loss per share	112,627	111,390

Basic net loss per share	$(0.15)	$(0.18)

Diluted net loss per share	$(0.15)	$(0.18)

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

The fair value of our stock-based employee compensation cost for purposes of our pro forma disclosures was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Grants for quarter ended
	Mar. 31, 2004	Mar. 31, 2003
Stock options:
Expected volatility	53.8%	58.1%
Risk-free interest rate	2.3%	2.1%
Expected life from vesting date	1.6 years	1.6 years
Dividend yield	0%	0%

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

The resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted was $4.45 and $1.23 for the first quarters of 2004 and 2003, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Our pro forma information is as follows (in thousands, except per share data):

	Quarter ended Mar. 31, 2004	Quarter ended Mar. 31, 2003

Net loss, as reported	$(16,541)	$(19,669)
Add: Stock based employee compensation expense included in reported loss	806	3,270
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,033)	(7,431)
Pro forma net loss	$(20,768)	$(23,830)

Net loss per share:
Basic-as reported	$(0.15)	$(0.18)
Basic- pro forma	$(0.18)	$(0.21)

Diluted-as reported	$(0.15)	$(0.18)
Diluted-pro forma	$(0.18)	$(0.21)

Note 4 - Inventories (in thousands):

	Mar. 31, 2004	Dec. 31, 2003
Work in progress	$31,137	$34,327
Finished goods	13,175	12,303
	$44,312	$46,630

Note 5 - Changes in Stockholders’ Equity (in thousands):

	Common Stock	Paid-in Capital	Deferred Stock Comp.	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
Balances, Dec. 31, 2003	$1,130	$586,834	$(5,444)	$20,203	$3,389	$606,112

Common stock issued	1	822	—	—	—	823

Unrealized gain on equity securities (Note 9)	—	—	—	1,075	—	1,075
Recognized gain on sale of UMC stock (Note 9)				(2,219)		(2,219)
Deferred stock compensation	—	(58)	58	—	—	—

Amortization of deferred stock compensation	—	—	806	—	—	806

Translation adjustment	—	—	—	(19)	—	(19)

Net loss for the three-month period	—	—	—	—	(16,541)	(16,541)

Balances, Mar. 31, 2004	$1,131	$587,598	$(4,580)	$19,040	$(13,152)	$590,037

Total comprehensive loss for the first three-month period of 2004 was $17.7 million and substantially comprises a $16.5 million net loss from operations and a $1.1 million net gain related to equity investments.

Note 6 – Goodwill and Purchased Intangible Assets

As a result of adopting SFAS 142 “Intangible Assets” in 2002, goodwill and certain intangibles with indefinite lives are no longer being amortized.To apply SFAS 142, a company is divided into separate “reporting units,” each representing groups of products that are separately managed.  For this purpose, we have one reporting unit.  To determine whether or not goodwill may be impaired, a test is required comparing the book value of the “reporting unit” to its trading price. Similar tests are required in the future, at least annually, and more often where there is a change in circumstances that could result in an impairment of goodwill.  If the trading price of our common stock is below the book value for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value (trading price plus a control premium).  The excess of book value over estimated market value will then be subtracted from the goodwill account with a resulting charge to operations. Subsequent unrealized recoveries in market value, if any, will not be recorded.  We completed our annual goodwill impairment assessment in December 2003, upon which no impairment charge was recorded. Additional goodwill impairment tests will be performed at least annually.

The following tables present details of the Company’s total purchased intangible assets (in millions):

March 31, 2004	Gross	Accumulated amortization	Net

Current technology	$273.6	$(227.8)	$45.8
Core technology	7.3	(2.3)	5.0
Licenses	10.2	(3.2)	7.0
Non-compete agreements	14.3	(10.3)	4.0
Workforce	4.7	(1.5)	3.2
Backlog	1.4	(1.4)	—
Customer list	17.4	(16.7)	0.7
Patents and trademarks	26.8	(25.7)	1.1

Total	$355.7	$(288.9)	$66.8

December 31, 2003	Gross	Accumulated amortization	Net

Current technology	$273.6	$(214.4)	$59.2
Core technology	7.3	(1.9)	5.4
Licenses	10.2	(2.9)	7.3
Non-compete agreements	14.3	(9.2)	5.1
Workforce	4.7	(1.2)	3.5
Backlog	1.4	(1.4)	—
Customer list	17.4	(15.8)	1.6
Patents and trademarks	26.8	(24.3)	2.5

Total	$355.7	$(271.1)	$84.6

The estimated future amortization expense of purchased intangible assets as of March 31, 2004 is as follows (in millions):

Fiscal Year:	Amount

2004 (remaining nine months)	$26.0
2005	14.4
2006	10.8
2007	9.8
2008	5.8
$66.8

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of March 31, 2004 is approximately $2.6 million for the remainder of 2004 and approximately $1.9 million for 2005.

Note 7 - New Accounting Pronouncements:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Standards Accounting Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of a variable interest entity.  In a variable interest entity the equity investors do not have a controlling interest or their equity interest is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties.  We do not currently have any business relationship with a variable interest entity, so the adoption of FIN 46 had no impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This pronouncement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003.  On November 7, 2003, FASB issued FASB Staff Position No. FAS 150-3 (“FSP 150-3”), “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  FSP 150-3 deferred certain aspects of SFAS 150.  The adoption of SFAS 150 and FSP 150-3 did not have a material impact on our results of operations, financial position or cash flows.

In March 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (EITF 03-6). EITF 03-6 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. We are currently analyzing the impact of adoption of EITF 03-6 on our consolidated financial statements.

In April 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP)129-1, “Disclosure Requirements under FASB Statement 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities”, further defining disclosure requirements for convertible notes, among other things.  As a result of adopting FSP 129-1, we further described circumstances under which note holders may convert their notes into our common shares before note maturity.

Note 8 - Legal Matters:

We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, that we could resolve such claims under terms and conditions that would not have a material adverse effect on our financial position, cash flows or results of operations.

Note 9 – Foundry Investments:

In 1995, we entered into a series of agreements with United Microelectronics Corporation (“UMC”), a public Taiwanese company, pursuant to which we agreed to join UMC and several other companies to form a separate Taiwanese corporation, (“UICC”), for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China.  Under the terms of the agreements, we invested  $49.7 million for an approximate 10% equity interest in the corporation and the right to receive a percentage of the facility’s wafer production at market prices.

In 1996, we entered into an agreement with Utek Corporation (“Utek”), a public Taiwanese company in the wafer foundry business that became affiliated with the UMC group in 1998, pursuant to which we agreed to make a series of equity investments in Utek under specific terms. In exchange for these investments, we received the right to purchase a percentage of Utek’s wafer production. Under this agreement, we invested $17.5 million. On January 3, 2000, UICC and Utek merged into UMC.

As of March 31, 2004, we owned 81.7 million shares of UMC common stock of which approximately 23.3 million are restricted from sale for more than one year by the terms of our agreement with UMC.  Under the terms of the

UMC agreement, if we sell any of these restricted shares, our rights to guaranteed wafer capacity at UMC may be reduced on a pro-rata basis based on the number of shares that we sell.  If we sell over 10.1 million of these restricted shares, we may lose all of our rights to guaranteed wafer capacity at UMC.

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

The carrying value of our investment in UMC was $73.2 million and $81.1 million at March 31, 2004 and December 31, 2003, respectively, and this balance is classified as part of Other current assets  ($35.8 million and $35.4 million at March 31, 2004 and December 31, 2003, respectively) and Foundry investments, advances and other assets.  During the first quarter of 2004, we sold 10 million UMC shares for a gain of $2.6 million of which $2.2 million was already recorded as an unrealized gain in Accumulated Other Comprehensive Income.  Also in the first quarter of 2004, we recorded a $0.9 million change in unrealized gain related the market value of our UMC shares.  If we liquidate our UMC shares, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.  (See Note 12.)

Note 10 – Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our sales by major geographic area were as follows (in thousands):

	Three Months Ended
	Mar. 31, 2004	Mar. 31, 2003

United States	$19,695	$18,482
Export sales:
Europe	14,197	17,409
Asia Pacific (other than Japan)	16,881	12,861
Japan	6,822	5,627
Other	1,476	2,918
	39,376	38,815
	$59,071	$57,297

Resale of product through two distributors accounted for 18% and 14% of revenue in the first quarter of 2004, and 21% and 14%, respectively, for the first quarter of 2003. More than 90% of our property and equipment is located in the United States. Other long-lived assets located outside the United States consist primarily of foundry investments and advances.

Note 11 - Stock Option Exchange Program

On March 14, 2003, we completed an exchange offer related to a stock option exchange program. Under the exchange offer, eligible employees had the opportunity to tender for cancellation certain stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. Each eligible participant received new options to purchase four shares of common stock for every seven shares subject to options submitted for cancellation. We accepted options to purchase 11.2 million shares for exchange at various exercise prices between $6.30 and $32.25 and granted new options to purchase 6.4 million shares on September 18, 2003, the new grant date. The exercise price per share of the new options of $8.21 was equal to the fair market value of our common stock on the new grant date. In connection with the stock option exchange program, we accelerated the write-off of accrued deferred compensation recorded in conjunction with certain of our acquisitions, due to the cancellation of certain assumed in-the-money stock options. Such acceleration resulted in $2.2 million of additional intangible asset amortization expense in the first quarter of 2003. However, we do not expect to record any additional compensation expense as a result of the exchange program.

Note 12 - Subsequent Events:

In April 2004, we sold 10.0 million of our unrestricted UMC shares (see Note 9) for $9.6 in cash, resulting in a gain of $3.1 million.  This gain will be reflected in Other Income, net, in our consolidated financial statements for the quarter ended June 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Lattice Semiconductor Corporation designs, develops and markets high performance programmable logic devices, or PLDs, and related software. Programmable logic devices are widely used semiconductor components that can be configured by the end customer as specific logic circuits, and enable the end customer to shorten design cycle times and reduce development costs.  Our end customers are primarily original equipment manufacturers in the communications, computing, industrial, automotive, medical, consumer and military end markets.

Overview of March 31, 2004 Quarter

Revenue for our business in the first quarter of 2004 grew to $59.1 million as compared to $57.3 million in the first quarter of 2003 primarily due to growth of our FPGA products of  $3.0 million partially offset by a decline in the sales of SPLD products of  $0.8 million and a decline in the sales of CPLD products of $0.4 million.  The improvement in business conditions first seen in the fourth quarter of 2003 continued through the first quarter of 2004.  This improvement is attributable to general strengthening in the PLD market and improvement in the communications end market.  Future revenue growth is dependent on, among other things, continued favorable business conditions in our end markets and market acceptance of our new products.

Our gross margin declined in the first quarter of 2004 to 58.2% from 59.8% in the first quarter of 2003 due to factors including lower production yields and declining average selling prices on our new products.

Research and development expenses increased to $22.3 million (37.7% of revenue) in the first quarter of 2004 compared to $21.8 million (38.1% of revenue) in the first quarter of 2003.  There were no significant cost changes in the major categories of research and development expense between the two quarters.  The majority of research and development spending is related to the continued development of next generation FPGA products.  We expect research and development spending in the second half of 2004 to increase by up to $2 million per quarter from present levels due to increased development costs related to the planned introduction of our next generation FPGA products.

Selling, general and administrative expenses were $13.1 million in the first quarter of 2004 (22.2% of revenue) as compared to $12.5 million in the first quarter of 2003 (21.8% of revenue) and increased primarily due to marketing expenses related to new products.  To the extent our revenues continue to grow, we expect that there will be a less than proportionate increase in our selling general and administrative expenses.

Amortization of intangible assets was $18.7 million in the first quarter of 2004.  Amortization of intangible assets acquired in the Vantis acquisition will be completed during the June 30, 2004 quarter.  As a result, amortization will decline by approximately $1.5 million in the June 30, 2004 quarter and will decline by approximately an additional $11.3 million in the September 30, 2004 quarter.

Other income (net) of $3.1 million in the first quarter of 2004 included a gain on the sale of UMC shares (see Note 9) of $2.6 million, and $0.8 million interest and dividends on short term investments and cash equivalents, partially offset by $0.4 million of amortization of issuance costs on Zero Coupon Convertible Subordinated Notes due July 1, 2010.  To the extent market conditions allow, we may make similar sales of UMC shares in future quarters (see Note 12).  We are not currently paying federal or state income taxes and do not expect to pay or accrue such taxes in 2004.

Results of Operations

Key elements of our consolidated statement of operations, expressed as a percentage of revenues, were as follows:

	Three Months Ended
	Mar. 31, 2004	Mar. 31, 2003

Revenue	100.0%	100.0%
Gross margin	58.2%	59.8%
Research and development expenses	37.7%	38.1%
Selling, general and administrative expenses	22.2%	21.8%
Amortization of intangible assets	31.6%	36.9%
Loss from operations	(33.3)%	(36.9)%

Revenue:

Revenue for the first quarter of 2004 was $59.1 million, an increase of $1.8 million over the first quarter of 2003.  The composition of our revenue by product family for the first quarter of 2004 and the first quarter of 2003, respectively, was as follows:

	Three Months Ended
	Mar. 31, 2004	Mar. 31, 2003

FPGA	19%	15%
PLD (CPLD and SPLD)	81%	85%

As a percentage of revenue, U.S. sales rose to 33% for the first three months of 2004 as compared to 32% for the first three months of 2003.  Export sales to Asia rose as a percentage of revenue to 40% in the first three months of 2004 as compared to 32% in the first three months of 2003.  Export sales to Europe declined to 24% of revenue in the first three months of 2004 as compared to 30% in the first three months of 2003.

During the first quarter of 2004, total units sold declined two percent and average selling prices increased by five percent when compared to the first quarter of 2003. The decrease in units sold was attributable to lower sales of mature products. The increase in average selling price was primarily due to product mix.  Selling prices of semiconductor products generally decline over time. This decline is at times offset by higher selling prices of new products.  Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See “Factors Affecting Future Results.”

Gross margin:

Our gross margin declined in the first quarter of 2004 to 58.2% from 59.8% in the first quarter of 2003 due to factors including lower than planned production yields and declining average selling prices on our new products.  We continuously endeavor to achieve reductions in overall manufacturing costs from on-going yield improvements, migration of products to more advanced technologies and reductions in wafer and assembly costs.

Research and development:

Research and development expenses increased $0.4 million in the first quarter of 2004 when compared to the first quarter of 2003.  Research and development expenses consist primarily of labor, masks, prototype wafers, third-party design automation software, assembly tooling and qualification expenses.  There were no significant cost changes in the major categories of research and development expense between the two quarters.

Selling, General and Administrative Expense:

Selling, general and administrative expenses were $13.1 million in the first quarter of 2004 (22.2% of revenue) as compared to $12.5 million in the first quarter of 2003 (21.8% of revenue).  The cost increase was primarily due to marketing expenses related to new products.

Amortization of Intangible Assets:

Amortization of intangible assets is related to our 2002 acquisitions of Agere FPGA and Cerdelinx, our 1999 Vantis acquisition and our 2001 acquisition of Integrated Intellectual Property, Inc. (“I2P”).  Amortization expense was

$18.7 million in the first quarter of 2004, compared to $21.1 million in the first quarter of 2003.  Nearly all ($2.2 million) of this decrease resulted from the accelerated write-off of accrued deferred compensation, recorded in conjunction with certain of our acquisitions, due to the cancellation of certain assumed in-the-money stock options as part of a stock option exchange program initiated during the first quarter of 2003 (see Note 11).  Amortization of intangible assets acquired in the Vantis acquisition will be completed during the June 2004 quarter.  As a result, amortization will decline by approximately $1.5 million in the June 2004 quarter and will decline by approximately an additional $11.3 million in the September 2004 quarter.

Other income (net):

Other income (net) of $3.1 million in the first quarter of 2004 included a gain on the sale of UMC shares (see Note 9) of $2.6 million, $0.8 million interest and dividends on short term investments and cash equivalents, partially offset by $0.4 million of amortization of issuance costs related to the Zero Coupon Convertible Subordinated Notes due July 1, 2010.  To the extent market conditions allow, we may make similar sales of UMC shares in future quarters (see Note 12).  We are not currently paying federal or state income taxes and do not expect to pay or accrue such taxes in 2004.

During the first quarter of 2003, we extinguished $32.8 million of our convertible subordinated notes for $29.9 million in cash, resulting in a gain of $2.9 million.  In conjunction with reducing our outstanding convertible debt from $208 million at the end of the 2002 to $175 million at the end of the first quarter of 2003, quarterly interest expense was reduced $0.4 million to $2.2 million.  This reduction, along with the $2.9 million gain discussed above, more than offset a reduction in interest income on invested balances caused by lower interest rates and a decrease in invested balances.

Benefit for income taxes:

No income taxes have been provided for in the first quarter of 2004 or 2003. This is the result of the following factors:

1)              We continued to experience significant losses during the first quarter of 2004 and 2003 and are currently not paying any significant income taxes;

2)              Net operating loss carry backs and credit carry backs available in prior periods are no longer available; and,

3)              In the fourth quarter of 2002, we recorded a $118.6 million charge to income tax expense, representing a valuation allowance on our recorded deferred tax assets, in accordance with SFAS 109, “Accounting for Income Taxes.” We provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. Due to continued uncertainties regarding their realization, we continue to provide a valuation allowance equal to our net deferred tax assets at March 31, 2004.

Goodwill and Purchased Intangible Assets

As a result of adopting SFAS 142 “Intangible Assets” in 2002, goodwill and certain intangibles with indefinite lives are no longer being amortized.To apply SFAS 142, a company is divided into separate “reporting units,” each representing groups of products that are separately managed.  For this purpose, we have one reporting unit.  To determine whether or not goodwill may be impaired, a test is required comparing the book value of the “reporting unit” to its trading price. Similar tests are required in the future, at least annually, and more often where there is a change in circumstances that could result in an impairment of goodwill.  If the trading price of our common stock is below the book value for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value (trading price plus a control premium).  The excess of book value over estimated market value will then be subtracted from the goodwill account with a resulting charge to operations. Subsequent unrealized recoveries in market value, if any, will not be recorded.  We completed our annual goodwill impairment assessment in December 2003, upon which no impairment charge was recorded. Additional goodwill impairment tests will be performed at least annually.

The following tables present details of the Company’s total purchased intangible assets (in millions):

March 31, 2004	Gross	Accumulated amortization	Net

Current technology	$273.6	$(227.8)	$45.8
Core technology	7.3	(2.3)	5.0
Licenses	10.2	(3.2)	7.0
Non-compete agreements	14.3	(10.3)	4.0
Workforce	4.7	(1.5)	3.2
Backlog	1.4	(1.4)	—
Customer list	17.4	(16.7)	0.7
Patents and trademarks	26.8	(25.7)	1.1

Total	$355.7	$(288.9)	$66.8

December 31, 2003	Gross	Accumulated amortization	Net

Current technology	$273.6	$(214.4)	$59.2
Core technology	7.3	(1.9)	5.4
Licenses	10.2	(2.9)	7.3
Non-compete agreements	14.3	(9.2)	5.1
Workforce	4.7	(1.2)	3.5
Backlog	1.4	(1.4)	—
Customer list	17.4	(15.8)	1.6
Patents and trademarks	26.8	(24.3)	2.5

Total	$355.7	$(271.1)	$84.6

The estimated future amortization expense of purchased intangible assets as of March 31, 2004 is as follows (in millions):

Fiscal Year:	Amount

2004 (remaining nine months)	$26.0
2005	14.4
2006	10.8
2007	9.8
2008	5.8
$66.8

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of March 31, 2004 is $2.6 million for the remainder of 2004 and $1.9 million for 2005.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Standards Accounting Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of a variable interest entity.  In a variable interest entity the equity investors do not have a controlling interest or their equity interest is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties.  We do not currently have any business relationship with a variable interest entity, so the adoption of FIN 46 had no impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This pronouncement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003.  On November 7, 2003, FASB issued FASB Staff Position No. FAS 150-3 (“FSP 150-3”), “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  FSP 150-3 deferred certain aspects of SFAS 150.  The adoption of SFAS 150 and FSP 150-3 did not have a material impact on our results of operations, financial position or cash flows.

In March 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” ( EITF 03-6). EITF 03-6 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. We are currently analyzing the impact of adoption of EITF 03-6 on our consolidated financial statements.

In April 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP)129-1, "Disclosure Requirements under FASB Statement 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities," further defining disclosure requirements for convertible notes, among other things.  As a result of adopting FSP 129-1, we further described circumstances under which note holders may convert their notes into our common shares before note maturity.

Liquidity and Capital Resources

As of March 31, 2004, our principal source of liquidity was $298.5 million of cash and short-term investments, which was $20.8 million more than the balance of $277.8 million at December 31, 2003. Working capital increased to $380.7 million at March 31, 2004 from $363.6 million at December 31, 2003. This increase was primarily due to $13.0 million cash generated from operations.  During the first quarter of 2003 we generated $8.0 million of cash and cash equivalents from our operations and we spent $30.0 million to retire a portion of our convertible notes.

Accounts receivable days outstanding declined from approximately 46 to 40 days from December 31, 2003 to March 31, 2004 reflecting the timing of receipts within the period.  Inventories decreased by $2.3 million, or 5%, in the first quarter of 2004 primarily due to increasing customer shipments. Other current assets increased by $6.0 million at March 31, 2004 as compared to December 31, 2003 reflecting an increase in the amount of prepaid wafers expected to be used in the next twelve months and mark to market adjustments to equity securities available for sale primarily represented by the portion of our UMC investment that we expect to sell in the next 12 months (see Notes 9 and 12.)

Property and equipment, less accumulated depreciation, decreased by $2.5 million in the first quarter of 2004 due to depreciation exceeding expenditures for capital equipment. Foundry investments, advances and other assets decreased by $12.6 million from December 31, 2003 to March 31, 2004. This was primarily due to the reclassification of $8.8 million of our UMC investment to equity securities available for sale as described above and the reclassification of $4.6 million to Other current assets related to prepaid wafers described above, partially offset by a $0.9 million gain recorded in Accumulated other comprehensive (loss) income related to changes in the market value of our UMC shares.  Net intangible assets decreased by $17.8 million in the first quarter of 2004 which is attributable to amortization during the quarter.

Accounts payable and accrued expenses increased by $3.2 million at March 31, 2004 as compared to December 31, 2003 primarily related to amounts due to suppliers.  Deferred income increased by $3.3 million at March 31, 2004 as compared to December 31, 2003 reflecting an increase in the amount of inventory held by distributors.

Deferred Stock Compensation within Stockholders’ Equity decreased by $0.9 million during the first quarter of 2004 due to amortization.  The $1.2 million decrease in Accumulated Other Comprehensive Income within the Statement of Stockholders’ Equity during the first quarter of 2004 is attributable to the realized gain on sale of UMC securities partially offset by the unrealized gain in equity securities (see Note 9).

At March 31, 2004, we had no senior indebtedness and our subsidiaries had approximately $2.1 million of other liabilities. Issuance costs of $3.6 million, net of debt extinguishments, relative to our zero percent convertible subordinated notes are included in Other Assets in our Condensed Consolidated Balance Sheet and are being amortized to expense over the life of the notes. Accumulated amortization amounted to $1.8 million at March 31, 2004.  The estimated fair value of our convertible notes, based on quoted market prices, was approximately $189 million at the end of the March 31, 2004 quarter.  At the conversion price of  $12.06 per share (82.9105 shares of common stock per each $1,000 principal amount notes), 15.3 million common shares are issuable upon conversion.  In general, and as further described in the related agreements, the notes may be converted into common stock before maturity if we request a redemption, make a distribution to common stock holders that is dilutive to note holders or if we become a party to a merger or consolidation or sale of substantially all of our assets.

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

Capital expenditures were $2.0 million for the first quarter of 2004. We expect to spend approximately $15 million to $20 million for the fiscal year ending December 31, 2004.

At March 31, 2004, we own 81.7 million shares of UMC common stock.  Restrictions by UMC apply to approximately 28% of these shares (see Note 9). During the first three months of 2004, we sold 10.0 million of our UMC shares for  $9.2 million in cash, resulting in a gain of  $2.6 million.  In April 2004, we sold 10.0 million UMC shares for $9.6 million in cash resulting in a gain of $3.1 million.  In the future, we may or may not choose to liquidate additional UMC shares.

In December 2000, our Board of Directors authorized management to repurchase up to five million shares of our common stock. As of March 31, 2004, we had repurchased 1,136,000 shares at an aggregate cost of $20.0 million. There were no repurchases of common stock in 2002, 2003 or the first quarter of 2004.

In March 1997 and as subsequently amended in January 2002 and March 2004, we entered into an advance payment production agreement with Seiko Epson and Epson Electronics America, Inc.  (“EEA”) under which we advanced  $51.3 million to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility.  Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period.  No interest income is recorded.  The agreement calls for wafers to be supplied by Seiko Epson through EEA pursuant to purchase agreements with EEA.  Cumulatively, $16.6 million of these payments have been repaid to us in the form of semiconductor wafers.   We currently estimate that approximately $13.5 million of the outstanding advances are expected to be repaid with semiconductor wafers during the next twelve months and are thus reflected as part of Other current assets in our Consolidated Balance Sheet.   We are not obligated to make additional payments under this agreement.

On March 22, 2004 we announced that Fujitsu Limited (“Fujitsu”) has agreed to manufacture our next generation FPGA products on its 130-nanometer (nm) and 90-nanometer CMOS process technologies, as well as on a 130-nm technology with embedded Flash memory that we have jointly developed with Fujitsu.  Additionally we announced plans which contemplate investing in stages before the end of 2005 between $100 million to $200 million in Fujitsu’s new 300mm wafer fab and structuring the investment as an advance payment for production wafers and access to future process technologies.

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

A significant portion of our revenue is derived from customers in the communications equipment and computing end markets.  Due to deterioration in overall economic conditions and a significant reduction in information technology capital spending, the communications and computing end markets have experienced a significant and prolonged downturn. While economic conditions in general, and the communications and computer end markets in particular, have recently shown signs of improvement, the improved conditions may not continue or lead to improved demand for our products.  Whenever adverse economic or end market conditions exist, there is likely to be an adverse effect on our operating results.

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

In March 2004, we announced that Fujitsu Limited has agreed to manufacture our next generation FPGA products on its 130 nanometer and 90 nanometer CMOS process technologies, as well as on a 130 nanometer technology with embedded Flash memory that we have jointly developed with Fujitsu.  The success of our future product launches is dependent on our ability to successfully partner with Fujitsu, which has not previously manufactured any of our products.  If for any reason we are unsuccessful in our efforts to partner with Fujitsu in connection with these future product launches, our future revenue growth will be materially adversely affected.

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

On January 22, 2004, we announced that we had discovered possible accounting inaccuracies in previously reported quarterly financial statements. An internal investigation was conducted by the Audit Committee of our Board of Directors to determine the scope and magnitude of these inaccuracies. On March 24, 2004, we announced that the Audit Committee had completed its internal accounting investigation and, as a result, we restated our financial statements for the first, second and third quarters of 2003 to correct inappropriate accounting entries and a failure to record a change in accounting estimate related to deferred income.  On April 19, 2004, we filed such restated financial statements with Form 10Q/A for the affected quarters.

The restatement of these financial statements may lead to litigation claims and/or regulatory proceedings against us.  The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses.  Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement.  The occurrence of any of the foregoing could harm our business and reputation and cause the price of our common stock to decline.

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

Many other factors that could disrupt our wafer supply are beyond our control.  Since worldwide manufacturing capacity for silicon wafers is limited and inelastic, we could be harmed by significant industry-wide increases in overall wafer demand or interruptions in wafer supply.  Additionally, a future disruption of any of our foundry partners’ foundry operations as a result of a fire, earthquake or other natural disaster could disrupt our wafer supply and could harm our operating results.

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

•                  effective cooperation between the wafer supplier and us.

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

•                  effective cooperation between the assembly contractor and us.

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

Currently we hold substantial equity in UMC, which we acquired as part of a strategic investment to obtain certain manufacturing rights.  The market price and valuation of these equity shares has fluctuated widely due to market and other conditions over which we have little control.  During the year ended December 31, 2001, we recorded a $152.8 million pre-tax impairment loss related to this investment.  In the future, UMC shares may continue to experience significant price volatility. In the second quarter of 2002 and the first and second quarters of 2004, we sold a portion of our UMC shares, but have otherwise not attempted to reduce or eliminate this equity price risk through hedging or similar techniques and hence substantial, sustained changes in the market price of UMC shares could impact our financial results.  To the extent that the market value of our UMC shares experiences a significant decline for an extended period of time, our net income could be reduced.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from what we reported in the Form 10K Annual Report for the year ended December 31, 2003.

Item 4. Controls and Procedures

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

After reviewing the restatement adjustments and performing an evaluation of our controls and disclosure procedures, management concurred with the Audit Committee that improvements to internal controls are needed relating to: (1) separation of duties and (2) establishment of standards for review and approval of journal entries as well as related file documentation.

We received notice from our independent auditor that, in connection with the 2003 year-end audit, the auditor had identified a material weakness relating to our internal controls and procedures. Certain of these internal control deficiencies may also constitute deficiencies in our disclosure controls. While we are in the process of implementing a more effective system of controls and procedures, we have instituted controls, procedures and other changes to ensure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately.

The incremental steps that we have taken as a result of the aforementioned control deficiencies to ensure that all material information about our company is accurately disclosed in this report include:

1. Performed an analytical review of all journal entries processed for the 2003 year and March 2004 quarter;

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

PART II.   OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds, and Issue Purchases of Equity Securities

In December 2000, our Board of Directors authorized management to repurchase up to five million shares of our common stock. As of March 31, 2004, we had repurchased 1,136,000 shares at an aggregate cost of $20.0 million. There were no repurchases of common stock in 2002, 2003 or the first quarter of 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.42                     Amendment dated March 25, 2004 to Advance Production Payment Agreement dated March 17, 1997, as previously amended, among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (1).

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

The following reports on Form 8-K were filed during the quarter ended March 31, 2004

On March 24, 2004, we filed a Current Report on Form 8-K which included a press release of the same date,  reporting our financial results for the fourth quarter and year ended December 31, 2003.

On March 24, 2004 we filed a Current Report on Form 8-K announcing that Fujitsu Limited (“Fujitsu”) has agreed to manufacture our next generation FPGA products on its 130-nanometer (nm) and 90-nanometer CMOS process technologies, as well as on a 130-nm technology with embedded Flash memory that we have jointly developed with Fujitsu.  Additionally we announced plans which contemplate investing in stages before the end of 2005 between $100 million to $200 million in Fujitsu’s new 300mm wafer fab and structuring the investment as an advance payment for production wafers and for access to future process technologies.

On March 19, 2004 we filed a Current Report on Form 8-K, which included a press release dated March 18, 2004 announcing a delay in releasing our financial results for the year and quarter ended December 31, 2003 and an anticipated restatement of the first, second and third quarter of 2003 financial results.

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

Date: May 12, 2004

By:	/s/ Jan Johannessen
Jan Johannessen
Corporate Vice President and Chief Financial Officer