Form 10-Q
period 2004-06-30
LATTICE SEMICONDUCTOR CORP
filed 2004-08-11
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-18032

LATTICE SEMICONDUCTOR CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware	93-0835214
(State or other jurisdictionof incorporation or organization)	(I.R.S. EmployerIdentification No.)

5555 N.E. Moore Court, Hillsboro, Oregon	97124-6421
(Address of principal executive offices)	(Zip Code)

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

At July 3, 2004, there were 113,421,226 shares of the Registrant’s common stock, $.01 par value, outstanding.

The information contained in this Form 10-Q is as of August 10, 2004. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003.

1

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Revenue	$60,939	$56,575	$120,010	$113,872

Costs and expenses:
Cost of products sold	26,232	22,993	50,951	46,021
Research and development	22,599	21,702	44,858	43,534
Selling, general and administrative	14,069	12,614	27,156	25,097
Amortization of intangible assets (1)	17,051	18,687	35,705	39,801

Total costs and expenses	79,951	75,996	158,670	154,453

Loss from operations	(19,012)	(19,421)	(38,660)	(40,581)

Other income (expense), net	3,136	(1,365)	6,243	126

Loss before benefit for income taxes	(15,876)	(20,786)	(32,417)	(40,455)

Income tax (benefit) expense	100	(2,554)	100	(2,554)

Net loss	$(15,976)	$(18,232)	$(32,517)	$(37,901)

Basic net loss per share	$(0.14)	$(0.16)	$(0.29)	$(0.34)

Diluted net loss per share	$(0.14)	$(0.16)	$(0.29)	$(0.34)

Shares used in per share calculations:

Basic	112,812	111,507	112,728	111,473

Diluted	112,812	111,507	112,728	111,473

(1) Includes $1,324 and $841 of amortization of deferred stock compensation expense for the three months ended June 30, 2004 and June 30, 2003, respectively, and $2,130 and $4,111 for the six months ended June 30, 2004 and June 30, 2003, respectively, attributable to Research and Development activities.

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share and par value data)
(unaudited)

	June 30,	December 31,
	2004	2003

Assets

Current assets:
Cash and cash equivalents	$43,508	$35,276
Short-term investments	267,326	242,474
Accounts receivable, net	28,937	26,796
Inventories	40,770	46,630
Other current assets	51,118	51,537

Total current assets	431,659	402,713

Foundry investments, advances and other assets	55,733	86,883
Property and equipment, net	51,774	53,800
Intangible assets, net	51,096	84,676
Goodwill	223,556	223,556

	$813,818	$851,628

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$28,006	$28,500
Deferred income on sales to distributors	15,939	10,564
Income taxes payable	7	37

Total current liabilities	43,952	39,101

Zero Coupon Convertible notes due in 2010	184,000	184,000
Other long-term liabilities	23,090	22,415
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 113,421,226 and 113,047,874 shares issued and outstanding	1,134	1,130
Paid-in capital	589,458	586,834
Deferred stock compensation	(3,246)	(5,444)
Accumulated other comprehensive income	4,558	20,203
Retained earnings (deficit)	(29,128)	3,389

Total stockholders’ equity	562,776	606,112

	$813,818	$851,628

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands) (unaudited)

	Six Months Ended

	June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net loss	$(32,517)	$(37,901)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,111	50,575
Gain on sale of UMC Shares	(5,562)	—
Gain on retirement of convertible notes	—	(2,918)
Changes in assets and liabilities:
Accounts receivable	(2,141)	(1,997)
Inventories	5,860	7,958
Other current assets	1,492	24,084
Foundry investments, advances and other assets	(310)	235
Accounts payable and accrued expenses	(399)	(910)
Deferred income	5,375	(2,379)
Income taxes payable	(30)	(142)
Other liabilities	(64)	(903)

Total adjustments	51,332	73,603

Net cash provided by operating activities	18,815	35,702

Cash flows from investing activities:
Proceeds from sale of short-term investments	103,646	236,019
Purchase of short-term investments	(128,498)	(283,053)
Proceeds from sales of equity securities	18,898	—
Capital expenditures	(6,838)	(5,715)

Net cash used by investing activities	(12,792)	(52,749)

Cash flows from financing activities:
Retirement of convertible notes	—	(32,555)
Issuance of convertible debt, net	—	195,000
Net proceeds from issuance of common stock	2,209	865

Net cash provided by (used in) financing activities	2,209	163,310

Net increase (decrease) in cash and cash equivalents	8,232	146,263

Beginning cash and cash equivalents	35,276	169,475

Ending cash and cash equivalents	$43,508	$315,738

Supplemental disclosures of non-cash investing and financing activities:
Unrealized (loss) gain on (depreciation) appreciation of foundry investments included in other comprehensive income	$(11,221)	$1,398

 See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Lattice Semiconductor Corporation (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and in our opinion include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the periods presented. Actual results could differ from these estimates.

We report based on a 52 or 53 week year ending on the Saturday closest to December 31. For ease of presentation, we have adopted the convention of using March 31, June 30, September 30, and December 31, as period end dates for all financial statement captions.

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

Note 2 - Revenue Recognition:

Revenue from sales to OEM customers is recognized upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is probable, there are no customer acceptance requirements and no remaining significant obligations.  Certain of our sales are made to distributors under agreements providing price protection and right of return on unsold merchandise.  Revenue and cost relating to such distributor sales are deferred until either the product is sold by the distributor or return privileges and price protection rights terminate, and related estimated revenue and estimated costs are then reflected in income.  Revenue from software sales was not material for the periods presented.

Note 3 – Net Loss Per Share:

Net loss per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, warrants to purchase common stock and convertible subordinated notes.

The most significant difference between the computation of basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as stock options, warrants and convertible subordinated notes as outstanding.  For all periods presented, the computation of net loss per share excludes the effect of our stock options, warrants and convertible notes, as they were antidilutive. A reconciliation of basic and diluted net loss per share is presented below (in thousands, except for per share data):

	Three months ended		Six months ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net loss	$(15,976)	$(18,232)	$(32,517)	$(37,901)

Shares used in basic net loss per share calculations	112,812	111,507	112,728	111,473

Dilutive effect of stock options, warrants and other potentially dilutive securities	—	—	—	—

Shares used in diluted net loss per share	112,812	111,507	112,728	111,473

Basic net loss per share	$(0.14)	$(0.16)	$(0.29)	$(0.34)

Diluted net loss per share	$(0.14)	$(0.16)	$(0.29)	$(0.34)

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

The fair value of our stock-based employee compensation cost for purposes of our pro forma disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Grants for

	Three months ended		Six months ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Stock Options:
Expected Volatility	51.8%	57.1%	52.3%	58.1%
Risk-free interest rate	3.2%	1.9%	3.0%	2.1%
Expected life from vesting date	1.5 years	1.6 years	1.5 years	1.6 years
Dividend yield	0%	0%	0%	0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of freely tradable, fully transferable options without vesting restrictions. Our stock options have characteristics, which differ significantly from those of freely tradable, fully transferable options. The Black-Scholes option pricing model also requires highly subjective assumptions, including expected stock price volatility and expected stock option term which greatly affect the calculated fair value of an option.  Our actual stock price volatility and option term may be materially different from the assumptions used herein.

As pertaining to activity for the three and six months ended June 30, 2004 and 2003, the resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted were $3.06 and $3.97 for the second quarter of 2004 and 2003, respectively, and $3.42 and $1.25 for the six months ended June 30, 2004 and 2003, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Our pro forma information is as follows (in thousands, except per share data):

	Three months ended		Six months ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net loss, as reported	$(15,976)	$(18,232)	$(32,516)	$(37,901)
Add: Stock based employee compensation expense included in reported loss	1,324	841	2,130	4,111
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,127)	(8,077)	(10,158)	(15,508)

Pro forma net loss	$(19,779)	$(25,468)	$(40,545)	$(49,298)

Net loss per share:
Basic-as reported	$(0.14)	$(0.16)	$(0.29)	$(0.34)

Basic- pro forma	$(0.18)	$(0.23)	$(0.36)	$(0.44)

Diluted-as reported	$(0.14)	$(0.16)	$(0.29)	$(0.34)

Diluted-pro forma	$(0.18)	$(0.23)	$(0.36)	$(0.44)

Note 4 - Inventories (in thousands):

	June 30, 2004	Dec. 31, 2003

Work in progress	$27,528	$34,327
Finished goods	13,242	12,303

	$40,770	$46,630

Note 5 - Changes in Stockholders’ Equity (in thousands):

	Common Stock	Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Total

Balances, Dec. 31, 2003	$1,130	$586,834	$(5,444)	$20,203	$3,389	$606,112

Common stock issued	4	2,692	—	—	—	2,696

Unrealized loss on foundry investments, net (Note 9)	—	—	—	(11,221)	—	(11,221)

Recognized gain on sale of UMC stock (Note 9)	—	—	—	(4,555)	—	(4,555)

Unrealized gain on stock holdings	—	—	—	203	—	203

Deferred stock compensation	—	(68)	68	—	—	—

Amortization of deferred stock compensation	—	—	2,130	—	—	2,130

Translation adjustment	—	—	—	(72)	—	(72)

Net loss for the six-month period	—	—	—	—	(32,517)	(32,517)

Balances, June 30, 2004	$1,134	$589,458	$(3,246)	$4,558	$(29,128)	$562,776

Total comprehensive loss for the first six-month period of 2004 was approximately $48.2 million comprised primarily of $32.5 million net loss from operations, $11.2 million in unrealized loss related primarily to foundry investments, and a $4.6 million gain on sale of foundry investments previously included in other comprehensive income.

Note 6 – Goodwill and Purchased Intangible Assets

As a result of adopting SFAS 142 "Intangible Assets" in 2002, goodwill and certain intangibles with indefinite lives are no longer being amortized. To apply SFAS 142, a company is divided into separate “reporting units,” each representing groups of products that are separately managed.  For this purpose, we have one reporting unit.  To determine whether or not goodwill may be impaired, a test is required comparing the book value of the “reporting unit” to its trading price. Similar tests are required in the future, at least annually, and more often where there is a change in circumstances that could result in an impairment of goodwill.  If the trading price of our common stock is below the book value for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value (trading price plus a control premium).  The excess of book value over estimated market value will then be subtracted from the goodwill account with a resulting charge to operations. Subsequent unrealized recoveries in market value, if any, will not be recorded. We completed our annual goodwill impairment assessment in December 2003, upon which no impairment charge was recorded. Additional goodwill impairment tests will be performed at least annually.

The following tables present details of the Company’s total purchased intangible assets (in millions):

June 30, 2004	Gross	Accumulated amortization	Net

Current technology	$273.6	$(239.5)	$34.1
Core technology	7.3	(2.6)	4.7
Licenses	10.2	(3.6)	6.6
Non-compete agreements	14.3	(11.6)	2.7
Workforce	4.7	(1.7)	3.0
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—

Total	$355.7	$(304.6)	$51.1

December 31, 2003	Gross	Accumulated amortization	Net

Current technology	$273.6	$(214.3)	$59.3
Core technology	7.3	(1.9)	5.4
Licenses	10.2	(2.9)	7.3
Non-compete agreements	14.3	(9.2)	5.1
Workforce	4.7	(1.2)	3.5
Backlog	1.4	(1.4)	—
Customer list	17.4	(15.8)	1.6
Patents and trademarks	26.8	(24.3)	2.5

Total	$355.7	$(271.0)	$84.7

The estimated future amortization expense of purchased intangible assets as of June 30, 2004 is as follows (in millions):

Fiscal Year:	Amount

2004 (remaining six months)	$10.3
2005	14.4
2006	10.8
2007	9.8
Later years	5.8

$51.1

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of June 30, 2004 is approximately $1.3 million for the remainder of 2004 and $1.9 million for 2005.

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

In March 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (EITF 03-6). EITF 03-6 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-6 did not have a material effect on our results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. As our accounting estimating methodology for other-than-temporary impairment evaluations is consistent with EITF 03-01, we do not believe adoption will have a material effect on our consolidated financial statements.

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

Note 9 – Foundry Investment:

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

As of June 30, 2004, we owned 71.7 million shares of UMC common stock of which approximately 23.3 million are restricted from sale for more than one year by the terms of our agreement with UMC.  Under the terms of the UMC agreement, if we sell any of these restricted shares, our rights to guaranteed wafer capacity at UMC may be reduced on a pro-rata basis based on the number of shares that we sell.  If we sell over 10.1 million of these restricted shares, we may lose all of our rights to guaranteed wafer capacity at UMC.

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

The carrying value of our investment in UMC was approximately $52.1 million and $81.1 million at June 30, 2004 and December 31, 2003, respectively, and this balance is classified as part of Other current assets ($29.1 million and $35.4 million at June 30, 2004 and December 31, 2003) and Foundry investments, advances and other assets. During the first half of 2004, we sold 20 million UMC shares for a gain of $5.6 million of which $4.6 was already recorded as an unrealized gain in Accumulated Other Comprehensive Income. Also in the first half of 2004, we recorded an $11.2 million decrease in unrealized gain related primarily to the market value of our UMC shares. If we liquidate our UMC shares, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.

Note 10 – Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

United States:	$15,257	$19,334	$33,125	$36,767
Export:
Europe	13,865	14,549	28,062	31,958
Asia Pacific (other than Japan)	20,964	13,498	37,845	26,359
Japan	7,918	5,745	14,740	11,372
Other	2,935	3,449	6,238	7,416

	$60,939	$56,575	$120,010	$113,872

Resale of product through two distributors accounted for approximately 13% and 11% of revenue in the first six months of 2004, and 14% and 10%, respectively, for the first six months of 2003. More than 90% of our property and equipment is located in the United States. Other long-lived assets located outside the United States consist primarily of foundry investments and advances.

Note 11 - Stock Option Exchange Program:

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

Note 12 – Subsequent events:

For the period from July 4, 2004 through August 10, 2004, we extinguished $15.0 million of our 0% Subordinated Convertible Notes due in 2010 for $12.0 million in cash resulting in a gain of $2.8 million net of $0.2 million of related debt discount expense. This gain will be reported as Other Income in the financial results for the quarter ended September 30, 2004.

On August 6, 2004, we agreed in principle with the U. S. Department of Commerce to settle charges that we did not comply with Export Administration Regulations between 2000 and 2002. The settlement will result in a fine of $560,000. Provision for these costs has been made in prior years financial statements. The charges involved the exportation of controlled semiconductor devices to a Hong Kong distributor that subsequently re-exported those devices to the Peoples Republic of China (PRC), and the release of controlled semiconductor manufacturing technology to nationals of the PRC employed by Lattice in the United States, as well as the exportation of such manufacturing technology to our design center in the PRC. We voluntarily disclosed these circumstances to the Department, cooperated fully with an investigation of our export practices and procedures, and have implemented enhancements to strengthen our export control procedures.

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

Overview of three month and six month periods ending June 30, 2004

Revenue for our business in the second quarter and six months ended June 2004 grew to $60.9 million and $120.0 million, compared to $56.6 million and $113.9 million for the same periods a year ago. The increase in revenue was due to growth of our New* products while growth of our Mainstream* products was more than offset by a decline in our Mature* products. This improvement is attributable to general strengthening in the PLD market and improvement in the Communications end market.  Future revenue growth is dependent on, among other things, continued favorable business conditions in our end markets and market acceptance of our new products.

Our gross margin percentage declined in the second quarter and first half of 2004 by 2.4% and 2.1%, respectively, compared to the same periods in 2003, primarily due to growth in New products which currently carry a lower margin, and a decline in revenue from Mature products, which have a higher gross margin.

Research and development expenses increased to $22.6 million (37.1% of revenue) and $44.9 million (37.4% of revenue) in the second quarter and first half of 2004, compared to $21.7 million (38.4% of revenue) and $43.5 million (38.2% of revenue) in the second quarter and first half of 2003, respectively. While there were no significant cost changes in the major categories of research and development expense between the periods, cost increases were attributable to masks for new products.  The majority of research and development spending is related to the continued development of next generation FPGA products.  We expect research and development spending to increase in the second half of the year by up to $2 million to $3 million from present levels due to increased development costs related to the planned introduction of our next generation FPGA products.

Selling, general and administrative expenses increased to $14.1 million (23.1% of revenue) and $27.2 million (22.6% of revenue) in the second quarter and first half of 2004, compared to $12.6 million (22.3% of revenue) and $25.1 million (22.0% of revenue) in the second quarter and first half of 2003, respectively, primarily due to sales and marketing expenses related to new products. To the extent our revenues continue to grow, we expect that there will be a less than proportionate increase in our selling general and administrative expenses.

Amortization of intangible assets was $17.1 million and $35.7 million in the second quarter and first half of 2004, respectively.  Amortization of intangible assets acquired in the Vantis acquisition was completed during the June 30, 2004 quarter.  As a result, amortization declined by approximately $1.5 million in the June 30, 2004 quarter and will decline by approximately an additional $11.1 million in the September 30, 2004 quarter.

Other income (net) was $3.1 million and $6.2 million in the second quarter and first half of 2004, and included a gain on the sale of UMC shares (see Note 9 to the Condensed Unaudited Consolidated Financial Statements) of $3.0 million and $5.6 million, respectively, interest and dividends on short term investments and cash equivalents, partially offset by amortization of issuance costs on Zero Coupon Convertible Subordinated Notes due July 1, 2010.  To the extent market conditions allow, we may make similar sales of UMC shares in future quarters. Also refer to Note 12 to the Condensed Unaudited Consolidated Financial Statements.  We are paying foreign income taxes which are reflected in the Statement of Operations and are primarily related to the cost of operating our off shore sales subsidiaries. We are not currently paying federal or state income taxes and do not expect to pay or accrue such taxes in 2004.

* Product Classification:
New:     FPSC, XPLD, XPGA, GDX2, ORCA 4, ispMACH 4000,
    ispMACH 4000Z, ispPAC-PWR
Mainstream: ORCA 3, GDX/V, ispMACH L/V, ispLSI 2000V, ispLSI 5000V,
    ispLSI 8000V, ispMACH 5000VG, and Other
Mature: ORCA 2, All 5-Volt CPLDs, All SPLDs

Results of Operations

Key elements of our consolidated statement of operations, expressed as a percentage of revenues, were as follows:

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Revenue	100.0%	100.0%	100.0%	100.0%
Gross margin	57.0%	59.4%	57.5%	59.6%
Research and development expenses	37.1%	38.4%	37.4%	38.2%
Selling, general and administrative expenses	23.1%	22.3%	22.6%	22.0%
Amortization of intagible assets	28.0%	33.0%	29.8%	35.0%
Loss form operations	(31.2)%	(34.3)%	(32.2)%	(35.6)%

Revenue:

Revenue for the second quarter of 2004 increased by $4.4 million, or 7.7%, as compared to the second quarter of 2003, and by $6.1 million, or 5.4% for the first six months of 2004 when compared to the first six months of 2003. The composition of our revenue by product family for the second quarter and first six months of 2004 and 2003, respectively, was as follows:

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

FPGA	18%	16%	19%	15%
PLD (CPLD and SPLD)	82%	84%	81%	85%

As a percentage of total revenue, U.S. sales declined to 25% and 28% for the second quarter of 2004 and for the first six months of 2004, respectively, compared to 34% and 32% for the second quarter and the first six months of 2003, respectively. Export sales to Japan rose as a percentage of total revenue, to 13% and 12% in the second quarter and the first six months of 2004 from 10% in the second quarter and in the first six months of 2003. Export sales to Europe decreased comparing both fiscal periods, in absolute and percentage terms to 23% for the second quarter and for the first six months of 2004 compared to 26% and 28% for the second quarter and first six months of 2003, respectively. Export sales to the rest of world (predominantly Asia Pacific) rose in absolute and percentage terms in the second quarter and first half of 2004 compared to 2003 to 39% and 37% for the second quarter and first half of 2004, respectively, from 30% in both the second quarter and first half of 2003.

During the second quarter and first half of 2004 compared to the same periods in 2003, units sold increased by 12% and 5%, respectively while average selling prices decreased 4% and 2%, respectively. The increase in units sold is attributable to New and Mainstream products. The decrease in average selling prices is attributable to product mix. Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of New products. See “Factors Affecting Future Results.”

Gross margin:

Gross margin grew in absolute terms but declined as a percentage of revenue for all periods presented reflecting revenue growth in new products, which currently carry a lower margin, and a decline in revenue from mature products, which have a higher gross margin.

Research and development:

Research and development expenses increased by $0.9 million and $1.3 million, respectively, in the second quarter and first six months of 2004 when compared to the same calendar periods in 2003, reflecting cost increases attributable to masks for new products. Research and development expenses consist primarily of labor, masks, prototype wafers, third-party design automation software, assembly tooling and qualification expenses.  We believe that a continued commitment to research and development is essential in order to maintain product leadership of our existing product families and to provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development.

Selling, General and Administrative Expense:

Selling, general and administrative (“SG&A”) expenses increased approximately $1.5 million and $2.1 million, respectively, in the second quarter and first six months of 2004 when compared to the same periods of 2003. These increases were primarily due to increased sales commissions on higher revenue and marketing expenses to support the next generation FPGA launch.

Amortization of Intangible Assets:

Amortization of intangible assets is related to our 2002 acquisitions of Agere FPGA and Cerdelinx, our 1999 Vantis acquisition and our 2001 acquisition of Integrated Intellectual Property, Inc. (“I2P”). Amortization expense was $17.1 million and $35.7 million in the second quarter and first six months of 2004, a decrease of $1.6 million and $4.1 million when compared to the same calendar periods of 2003. The most significant portion ($2.2 million) of the six month decrease resulted from the accelerated write-off of accrued deferred compensation recorded in the first quarter of 2003 in conjunction with certain of our acquisitions, due to the cancellation of certain assumed in-the-money stock options as part of a stock option exchange program initiated during the first quarter of 2003 (refer to Note 11 to the Condensed Unaudited Consolidated Financial Statements). The remaining decrease resulted from completion of the amortization of intangible assets related to our purchase of Vantis.

Other income (expense), net:

Other income (expense), net, was $3.1 million and $6.2 million, respectively, in the second quarter and first six months of 2004, as compared to $(1.4) million and $0.1 million, respectively, for the same periods of 2003. Gains on the sale of UMC shares (see Note 9 to the Condensed Unaudited Consolidated Financial Statements) of $3.0 million and $5.6 million are included in the second quarter and first six months of 2004, respectively. There were no similar sales in the comparable periods of 2003. During the first quarter of 2003, we recorded a gain of approximately $2.9 million in connection with the extinguishment of a portion of our 4 ¾% convertible notes. Our 4 ¾% convertible debt was subsequently extinguished in the third quarter of 2003, resulting in a reduction of interest expense for the quarter and six month period ended June 30, 2004 of $1.9 million and $3.8 million, respectively as compared to the same periods in 2003. Additional reductions in other income resulted from a reduction in interest income on invested balances caused by lower interest rates.

Benefit for income taxes:

No Federal or state income taxes have been provided for in the first half of 2004 or 2003. This is the result of the following factors:

1)	We continued to experience significant losses during the first half of 2004 and 2003 and are currently not paying any Federal or state income taxes;

2)	Net operating loss carry backs and credit carry backs available in prior periods are no longer available; and,

3)
In the fourth quarter of 2002, we recorded a $118.6 million charge to income tax expense, representing a valuation allowance on our recorded deferred tax assets, in accordance with SFAS 109, “Accounting for Income Taxes.” We provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. Due to continued uncertainties regarding their realization, we continue to provide a valuation allowance equal to our net deferred tax assets at June 30, 2004.

We are paying foreign income taxes which are reflected in the Statement of Operations and which are primarily related to the cost of operating our off shore sales subsidiaries.

During the second quarter of 2003, we recorded an income tax benefit of approximately $2.6 million, related to a refund of federal income taxes of approximately $28.1 million received in the second quarter of 2003 and resulting from the carryback of 2002 net operating losses to prior profitable periods.

Goodwill and Purchased Intangible Assets:

As a result of adopting SFAS 142 “Intangible Assets” in 2002, goodwill and certain intangibles with indefinite lives are no longer being amortized. To apply SFAS 142, a company is divided into separate “reporting units,” each representing groups of products that are separately managed.  For this purpose, we have one reporting unit.  To determine whether or not goodwill may be impaired, a test is required comparing the book value of the “reporting unit” to its trading price. Similar tests are required in the future, at least annually, and more often where there is a change in circumstances that could result in an impairment of goodwill.  If the trading price of our common stock is below the book value for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value (trading price plus a control premium).  The excess of book value over estimated market value will then be subtracted from the goodwill account with a resulting charge to operations. Subsequent unrealized recoveries in market value, if any, will not be recorded.  We completed our annual goodwill impairment assessment in December 2003, upon which no impairment charge was recorded. Additional goodwill impairment tests will be performed at least annually.

The following tables present details of the Company’s total purchased intangible assets (in millions):

June 30, 2004	Gross	Accumulated amortization	Net

Current technology	$273.6	$(239.5)	$34.1
Core technology	7.3	(2.6)	4.7
Licenses	10.2	(3.6)	6.6
Non-compete agreements	14.3	(11.6)	2.7
Workforce	4.7	(1.7)	3.0
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—

Total	$355.7	$(304.6)	$51.1

December 31, 2003	Gross	Accumulated amortization	Net

Current technology	$273.6	$(214.3)	$59.3
Core technology	7.3	(1.9)	5.4
Licenses	10.2	(2.9)	7.3
Non-compete agreements	14.3	(9.2)	5.1
Workforce	4.7	(1.2)	3.5
Backlog	1.4	(1.4)	—
Customer list	17.4	(15.8)	1.6
Patents and trademarks	26.8	(24.3)	2.5

Total	$355.7	$(271.0)	$84.7

The estimated future amortization expense of purchased intangible assets as of June 30, 2004 is as follows (in millions):

Fiscal Year:	Amount

2004 (remaining six months)	$10.3
2005	14.4
2006	10.8
2007	9.8
Later years	5.8

$51.1

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of June 30, 2004 is approximately $1.3 million for the remainder of 2004, and $1.9 million for 2005.

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

In March 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (EITF 03-6). EITF 03-6 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-6 did not have a material effect on our results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. As our accounting estimating methodology for other-than-temporary impairment evaluations is consistent with EITF 03-01, we do not believe adoption will have a material effect on our consolidated financial statements.

In April 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) 129-1, "Disclosure Requirements under FASB Statement 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities," further defining disclosure requirements for convertible notes, among other things.  As a result of adopting FSP 129-1, we further described circumstances under which note holders may convert their notes into our common shares before note maturity.

Liquidity and Capital Resources

As of June 30, 2004, our principal source of liquidity was $310.8 million of cash and short-term investments, an increase of $33.0 million from the balance of $277.8 million at December 31, 2003. This increase was due primarily to the receipt of $18.9 million in the first half of 2004 from the sale of shares of our equity investment in UMC and, to a lesser extent, from cash flow from operations. Working capital increased to $387.7 million at June 30, 2004 from $363.6 million at December 31, 2003.

Accounts receivable days outstanding declined from approximately 46 to 43 days from December 31, 2003 to June 30, 2004 reflecting the timing of receipts within the period.  Accounts receivable at June 30, 2004 increased by $2.1 million, or 8%, as compared to the balance at December 31, 2003. This increase was primarily due to the timing of billings and payments during the quarter as compared to the fourth quarter of 2003. Inventories decreased by $5.9 million, or 13%, in the first half of 2004 primarily due to increased customer shipments.

Foundry investments, advances and other assets decreased by $31.2 million from December 31, 2003 to June 30, 2004. This decrease was primarily related to reclassifying $11.4 million of our UMC shares and $8.7 million of our prepaid wafer advance payment to Other current assets in order to reflect estimated sales and usage, respectively, in the upcoming 12 months, and a mark to market adjustment related to our UMC shares of $11.4 million. Net intangible assets decreased by $33.6 million in the first half of 2004, which is attributable to amortization during the period.

Deferred income increased by $5.4 million at June 30, 2004 as compared to December 31, 2003 reflecting an increase in the amount of inventory held by distributors to accommodate higher levels of resale by distributors to their end customers.

Deferred Stock Compensation within Stockholders’ Equity decreased by $2.2 million during the first two quarters of 2004 due to amortization.  The $15.6 million decrease in Accumulated Other Comprehensive Income within the Stockholders’ Equity during the first half of 2004 is attributable to the unrealized loss in equity securities partially offset by the realized gain on sale of UMC securities (see Note 9 to the Condensed Unaudited Consolidated Financial Statements).

At June 30, 2004, we had no senior indebtedness and our subsidiaries had approximately $2.0 million of other liabilities. Issuance costs of $3.1 million, net of debt extinguishments, relative to our zero percent convertible subordinated notes are included in Other Assets in our Condensed Consolidated Balance Sheet and are being amortized to expense over the life of the notes. Accumulated amortization amounted to $2.2 million at June 30, 2004.  The estimated fair value of our convertible notes, based on quoted market prices, was approximately $158 million at the end of the June 30, 2004 quarter.  At the conversion price of  $12.06 per share (82.9105 shares of common stock per each $1,000 principal amount notes), 15.3 million common shares are issuable upon conversion.  In general, and as further described in the related agreements, the notes may be converted into common stock before maturity if we request a redemption, make a distribution to common stock holders that is dilutive to note holders or if we become a party to a merger or consolidation or sale of substantially all of our assets.

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

Capital expenditures were $6.8 million for the first half of 2004. We expect to spend approximately $12 million to $15 million for the fiscal year ending December 31, 2004.

At June 30, 2004, we own 71.7 million shares of UMC common stock.  Restrictions by UMC apply to approximately 32% of these shares (see Note 9 to the Condensed Unaudited Consolidated Financial Statements). During the first six months of 2004, we sold 20.0 million of our UMC shares for  $18.9 million in cash, resulting in a gain of  $5.6 million.  In the future, we may or may not choose to liquidate additional UMC shares.

In March 1997 and as subsequently amended in January 2002 and March 2004, we entered into an advance payment production agreement with Seiko Epson and Epson Electronics America, Inc.  (“EEA”) under which we advanced  $51.3 million to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility.  Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period.  No interest income is recorded.  The agreement calls for wafers to be supplied by Seiko Epson through EEA pursuant to purchase agreements with EEA.  Cumulatively, $19.2 million of these payments have been repaid to us in the form of semiconductor wafers.   We currently estimate that approximately $14.9 million of the outstanding advances are expected to be repaid with semiconductor wafers during the next twelve months and are thus reflected as part of Other current assets in our Consolidated Balance Sheet.   We are not obligated to make additional payments under this agreement.

On March 22, 2004 we announced that Fujitsu Limited (“Fujitsu”) has agreed to manufacture our next generation FPGA products on its 130-nanometer (nm) and 90-nanometer CMOS process technologies, as well as on a 130-nm technology with embedded Flash memory that we have jointly developed with Fujitsu.  Additionally we announced plans which contemplate investing in stages before the end of 2005 between $100 million to $200 million in Fujitsu’s new 300mm wafer fab and structuring the investment as an advance payment for production wafers and access to future process technologies. We are proceeding with negotiation of a definitive agreement with Fujitsu that would fix the amount of advance payment at $125 million.

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

As a semiconductor company, we operate in a dynamic environment marked by rapid product obsolescence.  Our future success depends on our ability to introduce new or improved silicon and software products that meet customer needs while achieving acceptable margins. We are presently in the process of releasing next generation FPGA product families that are critical to our ability to address the FPGA segment of the programmable logic market. If we fail to introduce these, or other, new products in a timely manner or such products fail to achieve market acceptance, our operating results, would be harmed.

Fujitsu Limited has agreed to manufacture our next generation FPGA products on its 130 nanometer and 90 nanometer CMOS process technologies, as well as on a 130 nanometer technology with embedded Flash memory that we have jointly developed with Fujitsu.  The success of our next generation FPGA products is dependent on our ability to successfully partner with Fujitsu, which has not previously manufactured any of our products.  If for any reason we are unsuccessful in our efforts to partner with Fujitsu in connection with these next generation FPGA products, our future revenue growth would be materially adversely affected.

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

To develop new products and maintain the competitiveness of existing products, we need to migrate to more advanced wafer manufacturing processes that use larger wafer sizes and smaller device geometries.  We also may need to use additional foundries.  Because we depend upon foundries to provide their facilities and support for our process technology development, we may experience delays in the availability of advanced wafer manufacturing process technologies at existing or new wafer fabrication facilities.  As a result, volume production of our advanced process technologies at the fabs of Seiko Epson, UMC, Chartered Semiconductor, Fujitsu or future foundries may not be achieved.  This could harm our operating results, including gross margin.

The cyclical nature of the semiconductor industry may limit our ability to maintain or increase revenue levels and operating results during industry downturns.

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

A downturn in the communications equipment and computing end markets could cause a reduction in demand for our products and limit our ability to maintain or increase revenue levels and operating results.

The majority of our revenue is derived from customers in the communications equipment and computing end markets. While economic conditions in general, and the communications and computer end markets in particular, are currently stable, any deterioration in these end markets or any reduction in technology capital spending could lead to a reduction in demand for our products. Whenever adverse economic or end market conditions exist, there is likely to be an adverse effect on our operating results.

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

We received notice from our independent registered public accounting firm that, in connection with the 2003 year-end audit, the auditor has identified a material weakness in our internal controls and procedures relating to separation of duties and establishment of standards for review of journal entries and related file documentation.  We have implemented and are continuing to implement various initiatives intended to materially improve our internal controls and procedures to address this weakness.  These initiatives address our control environment, organization and staffing, policies, procedures and documentation, and information systems. The implementation of these initiatives is one of our highest priorities. Our Board of Directors, in coordination with our Audit Committee, will continually assess the progress and sufficiency of these initiatives and make adjustments as necessary. However, no assurance can be given that we will be able to successfully implement our revised internal controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified deficiencies in our internal controls and procedures. In addition, we may be required to hire additional employees, and may experience higher than anticipated capital expenditures and operating expenses, during the implementation of these changes and thereafter. If we are unable to implement these changes effectively or efficiently, there could be a material adverse effect on our operations or financial results.  Moreover, we could be subject to additional regulatory oversight and our business and reputation could be harmed.

In addition, we may in the future experience accounting estimate changes related to our deferred income account, inventory account, income tax liability, accounts receivable collectibility, or realization of goodwill and intangible assets, any of which could adversely affect our financial results.

Our future quarterly operating results may fluctuate and therefore may fail to meet expectations.

Our quarterly operating results including gross margin have fluctuated and may continue to fluctuate.  Consequently, our operating results including gross margin may fail to meet the expectations of analysts and investors.  As a result of industry conditions and the following specific factors, our quarterly operating results are more likely to fluctuate and are more difficult to predict than a typical non-technology company of our size and maturity:

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

•               changes in manufacturing yields including delays in achieving target yields on New products;

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

Presently, our stock price is trading near our consolidated book value. A sustained decline in our stock price may result in a write-off of goodwill (see Note 6 of our Condensed Unaudited Consolidated Financial Statements).

Our wafer supply may be interrupted or reduced, which may result in a shortage of products available for sale.

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

If our foundry partners experience quality or yield problems, we may face a shortage of products available for sale.

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

If our assembly and test contractors experience quality or yield problems, we may face a shortage of products available for sale.

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

We received notice from our independent registered public accounting firm that, in connection with the 2003 year-end audit, the auditor had identified a material weakness relating to our internal controls and procedures. Certain of these internal control deficiencies may also constitute deficiencies in our disclosure controls. While we are in the process of implementing a more effective system of controls and procedures, we have instituted controls, procedures and other changes to ensure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately.

The incremental steps that we have taken as a result of the aforementioned control deficiencies to ensure that all material information about our company is accurately disclosed in this report include:

1. Performed an analytical review of all journal entries processed for the 2003 year and the first half of 2004;

2. Applied additional methods and techniques to evaluate the accuracy of the deferred income account balance;

3. Instituted an additional level of approval for non-recurring journal entries;

4. Strengthened segregation of duties by adding an additional level of review for authorization and review of significant transactions;

5. Made appropriate personnel changes;

6. Separated responsibilities for preparing financial statements and maintaining accounts in the company’s general ledger;

7. Performed more detailed quarterly reconciliations and analyses of the company’s deferred revenue accounts related to its distributors;

8. Enhanced quarterly accounting review procedures by requiring an independent review of material general ledger accounts;

9. Required all non recurring journal entries to be approved by an independent reviewer; and

10. Selected and began process of implementation of improvements to information systems for distribution accounting.

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

In addition, in order to further address deficiencies described above and to further improve our internal disclosure and control procedures for future periods, we will:

1. Complete implementation of newly selected improvements to information systems for distribution accounting;

2. Perform a review of internal controls and procedures in connection with Section 404 of Sarbanes-Oxley legislative requirements; and

3. Enhance staffing to provide sufficient resources to accomplish the foregoing objectives.

These steps will constitute significant changes in internal controls. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as appropriate.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On August 6, 2004, we agreed in principle with the U. S. Department of Commerce to settle charges that we did not comply with Export Administration Regulations between 2000 and 2002. The settlement will result in a fine of $560,000. Provision for these costs has been made in prior years financial statements. The charges involved the exportation of controlled semiconductor devices to a Hong Kong distributor that subsequently re-exported those devices to the Peoples Republic of China (PRC), and the release of controlled semiconductor manufacturing technology to nationals of the PRC employed by Lattice in the United States, as well as the exportation of such manufacturing technology to our design center in the PRC. We voluntarily disclosed these circumstances to the Department, cooperated fully with an investigation of our export practices and procedures, and have implemented enhancements to strengthen our export control procedures.

Item 2. Changes in Securities, Use of Proceeds, and Issue Purchases of Equity Securities

In December 2000, our Board of Directors authorized management to repurchase up to five million shares of our common stock. As of June 30, 2004, we had repurchased 1,136,000 shares at an aggregate cost of $20.0 million. There were no repurchases of common stock in 2002, 2003 or the first half of 2004.

Item 5. Submission of Matters to a Vote of Security Holders

a)	annual meeting of stockholders was held on May 11, 2004.
b)	the following directors were elected at the meeting to serve a term of three years:

Mark O. Hatfield
Cyrus Y. Tsui

The following directors are continuing to serve their terms:

Daniel S. Hauer
Soo Boon Koh
Harry A. Merlo

c)	the matters voted upon at the meeting and results of the voting with respect to those matters are as follows:

	For	Withheld

(1) Election of directors:
Mark O. Hatfield	83,056,553	22,186,814
Cyrus Y. Tsui	85,529,738	19,713,629

	For	Against	Abstain	Not Voted

(2) Approval of an amendment to the Company’s Employee Stock Purchase Plan	86,449,548	3,052,207	431,908	23,181,000
(3) Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 1, 2005	100,603,252	4,546,088	94,027	7,871,296

The foregoing matters are described in further detail in our definitive proxy statement dated April 8, 2004 for the Annual Meeting of Stockholders held on May 11, 2004.

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

(b)    Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended June 30, 2004

On April 7, 2004, we filed a Current Report on Form 8-K stating that Larry W. Sonsini resigned from the board of directors of Lattice Semiconductor Corporation and that this resignation was not the result of a disagreement with the Company

On April 23, 2004, we filed a Current Report on Form 8-K, which included a press release of the same date, reporting our financial results for the first quarter of the year ending December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION (Registrant)

Date: August 10, 2004

By:	/s/ Jan Johannessen

Jan Johannessen
Corporate Vice President and Chief Financial Officer

