Form 10-Q
period 2004-10-02
LATTICE SEMICONDUCTOR CORP
filed 2004-11-10
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

At October 2, 2004, there were 113,421,564 shares of the Registrant’s common stock, $.01 par value, outstanding.

The information contained in this Form 10-Q is as of November 9, 2004. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in them.  Among the key factors that could cause our actual results to differ materially from the forward-looking statements are delay in product or technology development, change in economic conditions of the various markets we serve, lack of market acceptance or demand for our new products, dependencies on silicon wafer suppliers and semiconductor assemblers, the impact of competitive products and pricing, opportunities or acquisitions that we pursue, the availability and terms of financing, and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including but not limited to the items discussed in "Factors Affecting Future Results" set forth in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part 1, Item 2 of this report. You should not unduly rely on forward-looking statements because our actual results could materially differ from those expressed in any forward-looking statements made by us.  Further, any forward-looking statement applies only as of the date on which it is made.  We are not required to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003

Revenue	$57,281	$43,033	$177,291	$156,905

Costs and expenses:
Cost of products sold	24,848	19,431	75,799	65,452
Research and development	23,213	21,173	68,071	64,707
Selling, general and administrative	13,630	12,114	40,786	37,211
Amortization of intangible assets (1)	5,785	18,665	41,490	58,466

Total costs and expenses	67,476	71,383	226,146	225,836

Loss from operations	(10,195)	(28,350)	(48,855)	(68,931)

Other income (expense), net	3,989	(3,611)	10,232	(3,485)

Loss before income tax expense (benefit)	(6,206)	(31,961)	(38,623)	(72,416)

Income tax expense (benefit)	118	(3,300)	218	(5,854)

Net loss	$(6,324)	$(28,661)	$(38,841)	$(66,562)

Basic net loss per share	$(0.06)	$(0.26)	$(0.34)	$(0.60)

Diluted net loss per share	$(0.06)	$(0.26)	$(0.34)	$(0.60)

Shares used in per share calculations:

Basic	113,181	111,840	112,871	111,615

Diluted	113,181	111,840	112,871	111,615

(1) Includes $657 and $820 of amortization of deferred stock compensation expense for the three months ended September 30, 2004 and September 30, 2003, respectively, and $2,787 and $4,931 for the nine months ended September 30, 2004 and September 30, 2003, respectively, attributable to Research and Development activities.

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share and par value data)
(unaudited)

	Sept. 30, 2004	Dec. 31, 2003
Assets

Current assets:
Cash and cash equivalents	$52,241	$35,276
Short-term investments	267,157	242,474
Accounts receivable, net	27,001	26,796
Inventories	39,099	46,630
Other current assets	47,743	51,537

Total current assets	433,241	402,713

Foundry investments, advances and other assets	74,225	86,883
Property and equipment, net	49,002	53,800
Intangible assets, net	45,972	84,676
Goodwill	223,556	223,556

	$825,996	$851,628

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$61,573	$28,500
Deferred income on sales to distributors	16,040	10,564
Income taxes payable	41	37

Total current liabilities	77,654	39,101

Zero Coupon Convertible Subordinated Notes due in 2010	169,000	184,000
Other long-term liabilities	27,056	22,415
Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value, 300,000,000 shares authorized, 113,421,564 and 113,047,874 shares issued and outstanding	1,134	1,130
Paid-in capital	589,420	586,834
Deferred stock compensation	(2,548)	(5,444)
Accumulated other comprehensive income (loss)	(268)	20,203
Retained earnings (deficit)	(35,452)	3,389

Total stockholders’ equity	552,286	606,112

	$825,996	$851,628

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands) (unaudited)
	Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003
Cash flows from operating activities:
Net loss	$(38,841)	$(66,562)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,134	74,873
Gain on sale of UMC Shares	(6,071)	(271)
(Gain) loss on retirement of convertible notes	(2,756)	1,381
Changes in assets and liabilities:
Accounts receivable	(205)	(567)
Inventories	7,531	8,299
Foundry investments, advances and other assets	(5,486)	23,447
Accounts payable and accrued expenses	4,069	2,451
Deferred income	5,476	(2,217)
Income taxes payable	4	(142)
Other liabilities	4,133	(4,683)
Total adjustments	64,829	102,571

Net cash provided by operating activities	25,988	36,009

Cash flows from investing activities:
Proceeds from sale of short-term investments	184,912	311,307
Purchase of short-term investments	(209,578)	(329,323)
Purchase of equity securities	-	(474)
Proceeds from sales of equity securities	29,612	745
Capital expenditures	(8,251)	(8,015)
Net cash used by investing activities	(3,305)	(25,760)

Cash flows from financing activities:
Retirement of convertible notes	(11,999)	(223,684)
Issuance of convertible notes, net	-	194,558
Advances from Yen line of credit	4,508	-
Payments on Yen line of credit	(367)	-
Net proceeds from issuance of common stock	2,140	2,736

Net cash used in financing activities	(5,718)	(26,390)

Net increase (decrease) in cash and cash equivalents	16,965	(16,141)

Beginning cash and cash equivalents	35,276	169,475

Ending cash and cash equivalents	$52,241	$153,334

Supplemental disclosures of cash flow information:
Cash received for income taxes, net	$489	$(28,370)
Cash paid for interest	$-	$6,371
Supplemental disclosures of non-cash investing and financing activities:
Unrealized (loss) gain on (depreciation) appreciation of foundry investments included in other comprehensive income	$(15,009)	$19,752

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Lattice Semiconductor Corporation ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission and in our opinion include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

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

Note 3 - Net Loss Per Share:

Net loss per share is computed based on the weighted average number of shares of common stock outstanding.

Net income per share is computed based on the weighted average number of shares of common stock outstanding and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, warrants to purchase common stock and convertible subordinated notes.

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

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Basic and diluted net loss	$(6,324)	$(28,661)	$(38,841)	$(66,562)

Shares used in basic net loss per share calculations	113,181	111,840	112,871	111,615

Dilutive effect of stock options, warrants and other potentially dilutive securities	-	-	-	-

Shares used in diluted net loss per share	113,181	111,840	112,871	111,615

Basic net loss per share	$(0.06)	$(0.26)	$(0.34)	$(0.60)

Diluted net loss per share	$(0.06)	$(0.26)	$(0.34)	$(0.60)

Stock-Based Compensation

We account for our employee and director stock options and employee stock purchase plan in accordance with provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Pro forma disclosures as required under SFAS 123, "Accounting for Stock-Based Compensation" and as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," are presented below. Pursuant to FASB Interpretation No. 44  "Accounting for Certain Transactions Involving Stock Based Compensation - an interpretation of APB Opinion No. 25," effective July 1, 2000, the "in the money" portion of stock options granted to employees in connection with acquisitions is accounted for as Deferred Stock Compensation in Stockholders’ Equity and amortized to operations as part of amortization of intangible assets over the vesting periods of the options.

The fair value of our stock-based employee compensation cost for purposes of our pro forma disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Grants for
	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Stock Options:
Expected Volatility	48.6%	57.5%	48.8%	58.1%
Risk-free interest rate	2.9%	2.4%	2.8%	2.1%
Expected life from vesting date	1.4 years	1.6 years	1.3 years	0.5 years
Dividend yield	0%	0%	0%	0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of freely tradable, fully transferable options without vesting restrictions. Our stock options have characteristics which differ significantly from those of freely tradable, fully transferable options. The Black-Scholes option pricing model also requires highly subjective assumptions, including expected stock price volatility and expected stock option term, which greatly affect the calculated fair value of an option.  Our actual stock price volatility and option term may be materially different from the assumptions used herein.

As pertaining to activity for the three and nine months ended September 30, 2004 and 2003, the resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted were $1.71 and $3.35 for the third quarter of 2004 and 2003, respectively, and $1.80 and $1.24 for the nine months ended September 30, 2004 and 2003, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Our pro forma information is as follows (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net loss, as reported	$(6,324)	$(28,661)	$(38,841)	$(66,562)
Add: Stock based employee compensation expense included in reported loss	657	820	2,787	4,931
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,050)	(5,603)	(14,210)	(19,915)
Pro forma net loss	$(9,717)	$(33,444)	$(50,264)	$(81,546)

Net loss per share:
Basic-as reported	$(0.06)	$(0.26)	$(0.34)	$(0.60)
Basic- pro forma	$(0.09)	$(0.30)	$(0.45)	$(0.73)

Diluted-as reported	$(0.06)	$(0.26)	$(0.34)	$(0.60)
Diluted-pro forma	$(0.09)	$(0.30)	$(0.45)	$(0.73)

Note 4 - Inventories (in thousands):

	Sept. 30, 2004	Dec. 31, 2003
Work in progress	$26,756	$34,327
Finished goods	12,343	12,303
	$39,099	$46,630

Note 5 - Changes in Stockholders’ Equity (in thousands):

	Common Stock	Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Total
Balances, Dec. 31, 2003	$1,130	$586,834	$(5,444)	$20,203	$3,389	$606,112

Common stock issued	4	2,695	-	-	-	2,699

Unrealized loss on foundry investments, net (Note 9)	-	-	-	(15,009)	-	(15,009)

Recognized gain on sale of UMC stock (Note 9)	-	-	-	(5,556)	-	(5,556)

Unrealized gain on stock holdings	-	-	-	238	-	238

Deferred stock compensation	-	(109)	109	-	-	-

Amortization of deferred stock compensation	-	-	2,787	-	-	2,787

Translation adjustment	-	-	-	(144)	-	(144)

Net loss for the nine-month period	-	-	-	-	(38,841)	(38,841)

Balances, Sept. 30, 2004	$1,134	$589,420	$(2,548)	$(268)	$(35,452)	$552,286

Total comprehensive loss for the first nine months of 2004 was approximately $59.3 million comprising primarily $38.8 million net loss from operations, $15.0 million in loss related primarily to foundry investments, and a $5.6 million realized gain on sale of foundry investments previously included in other comprehensive income.

Note 6 - Goodwill and Purchased Intangible Assets:

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

The following tables present details of the Company’s total purchased intangible assets (in millions):

September 30, 2004	Gross	Accumulated Amortization	Net

Current technology	$273.6	$(242.5)	$31.1
Core technology	7.3	(3.0)	4.3
Licenses	10.2	(4.0)	6.2
Non-compete agreements	14.3	(12.7)	1.6
Workforce	4.7	(1.9)	2.8
Backlog	1.4	(1.4)	-
Customer list	17.4	(17.4)	-
Patents and trademarks	26.8	(26.8)	-

Total	$355.7	$(309.7)	$46.0

December 31, 2003	Gross	Accumulated Amortization	Net

Current technology	$273.6	$(214.3)	$59.3
Core technology	7.3	(1.9)	5.4
Licenses	10.2	(2.9)	7.3
Non-compete agreements	14.3	(9.2)	5.1
Workforce	4.7	(1.2)	3.5
Backlog	1.4	(1.4)	-
Customer list	17.4	(15.8)	1.6
Patents and trademarks	26.8	(24.3)	2.5

Total	$355.7	$(271.0)	$84.7

The estimated future amortization expense of purchased intangible assets as of September 30, 2004 is as follows (in millions):

Fiscal Year:	Amount

2004 (remaining three months)	$5.1
2005	14.4
2006	10.8
2007	9.8
Later years	5.9
$46.0

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of September 30, 2004 is approximately $0.7 million for the remainder of 2004 and $1.9 million for 2005.

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

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This pronouncement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003.  On November 7, 2003, FASB issued FASB Staff Position No. FAS 150-3 ("FSP 150-3"), "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."  FSP 150-3 deferred certain aspects of SFAS 150.  The adoption of SFAS 150 and FSP 150-3 did not have a material impact on our consolidated financial position or results of operations.

In March 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" (EITF 03-6). EITF 03-6 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-6 did not have a material effect on our results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that was effective for fiscal years ending after June 15, 2004. Management will evaluate the affect of adopting the recognition and measurement guidance when the matter is finalized.

In March 2004, the FASB issued a proposed Statement "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95", that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method currently used by us and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in our consolidated statement of operations. The currently recommended effective date of the proposed standard is for interim or fiscal periods beginning after June 15, 2005. Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of operations, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan.

In April 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP)129-1, "Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities", further defining disclosure requirements for convertible notes, among other things.  As a result of adopting FSP 129-1 in April 2004, we further described circumstances under which our note holders may convert their notes into our common shares before note maturity.

In September 2004, the Emerging Issues Task Force issued EITF 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" requiring us to include in diluted earnings per share, on the if-converted method, the aggregate of approximately 14 million shares of our common stock into which the Zero Coupon Convertible Subordinated Notes due in 2010 ("Convertible Notes") may be converted, regardless of whether the conversion threshold has been met. We adopted this standard as of September 2004. We have reported per share losses since June 2003 when our Convertible Notes were issued. Since inclusion of the additional shares would be anti-dilutive, no change to our historical results is appropriate required. However, to the extent inclusion of these shares is dilutive in the future, diluted earnings per share will include the effect of converting our outstanding Convertible Notes.

Note 8 - Legal Matters:

In September and October 2004, three putative class action complaints were filed in the United States District Court for the District of Oregon against Lattice Semiconductor Corporation, our Chief Executive Officer Cyrus Y. Tsui, and our President Stephen A. Skaggs. These complaints were filed on behalf of a putative class of investors who purchased our stock between April 22, 2003 and April 19, 2004. They generally allege violations of federal securities laws arising out of our previously announced restatement of financial results for the first, second, and third quarters of 2003. Consistent with the usual procedures for cases of this kind, we anticipate that these cases (and any other similar putative class action complaints that might be filed against us) may be consolidated into a single action. We believe that the complaints are without merit, and we intend to vigorously defend against the lawsuits.

In September and October 2004, two shareholder derivative complaints were filed, purportedly on behalf of Lattice Semiconductor Corporation, in the Circuit Court of the State of Oregon for the County of Washington, against all of our current directors, certain former directors, and certain executive officers. The derivative plaintiffs make allegations substantially similar to those in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. Consistent with the usual procedures for cases of this kind, we anticipate that these cases (and any other similar complaints that may be filed in the same jurisdiction) may be consolidated into a single putative shareholder derivative complaint.

All of the complaints generally seek an unspecified amount of damages, as well as attorney fees and costs. The cases are still in the preliminary stages, and it is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on our business and financial results. In addition, defending any litigation may be costly and divert management's attention from the day-to-day operations of our business.

We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business and financial results.

On September 6, 2004, we agreed with the U. S. Department of Commerce to settle charges that we did not comply with Export Administration Regulations between 2000 and 2002. The settlement resulted in a fine of $560,000. Provision for these costs has been made in prior year’s financial statements. The charges involved the exportation of controlled semiconductor devices to a Hong Kong distributor that subsequently re-exported those devices to the Peoples Republic of China (PRC), and the release of controlled semiconductor manufacturing technology to nationals of the PRC employed by us in the United States, as well as the exportation of such manufacturing technology to our design center in the PRC. We voluntarily disclosed these circumstances to the Department, cooperated fully with an investigation of our export practices and procedures, and have implemented enhancements to strengthen our export control procedures.

Note 9 - Foundry Investments:

In 1995, we entered into a series of agreements with United Microelectronics Corporation ("UMC"), a public Taiwanese company, pursuant to which we agreed to join UMC and several other companies to form a separate Taiwanese corporation, UICC, for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China.  Under the terms of the agreements, we invested  $49.7 million for an approximate 10% equity interest in the corporation and the right to receive a percentage of the facility’s wafer production at market prices.

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

As of September 30, 2004, we owned 60.8 million shares of UMC common stock of which approximately 23.3 million are restricted by the terms of our agreement with UMC.  Under the terms of the UMC agreement, if we sell any of these restricted shares, our rights to guaranteed wafer capacity at UMC may be reduced on a pro-rata basis based on the number of shares that we sell.  If we sell over 10.1 million of these restricted shares, we may lose all of our rights to guaranteed wafer capacity at UMC.

For financial reporting purposes, all of our UMC shares are accounted for as available for sale and marked to market in our Condensed Consolidated Balance Sheet until they are sold, at which time a gain or loss is recognized in our Condensed Consolidated Statement of Operations.  Unrealized gains and losses are included in Accumulated other comprehensive income (loss) within Stockholders’ equity.  An other than temporary impairment of UMC share value could result in a reduction of the Condensed Consolidated Balance Sheet carrying value and would result in a charge to our Condensed Consolidated Statement of Operations.

The carrying value of our investment in UMC was approximately $37.4 million and $81.1 million at September 30, 2004 and December 31, 2003, respectively, and this balance is classified as part of Other current assets ($24.6 million and $35.4 million at September 30, 2004 and December 31, 2003, respectively) and Foundry investments, advances and other assets. During the first nine months of 2004, we sold 36.6 million UMC shares for a gain of $6.1 million of which $5.6 million was already recorded as an unrealized gain in Accumulated other comprehensive income (loss). Also in the first nine months of 2004, we recorded a $15.0 million decrease in unrealized gain related primarily to the market value of our UMC shares. If we liquidate our UMC shares, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.

On September 10, 2004, we entered into an Advance Payment and Purchase Agreement (the "Fujitsu Agreement") with Fujitsu Limited ("Fujitsu"), pursuant to which we will advance $125 million to Fujitsu in support of the development and construction of a new 300mm wafer fabrication facility in Mie, Japan.  The initial payment of $25 million was made in October 2004, with the remaining payments to be made in three stages upon the achievement of certain milestones.  We currently anticipate that the advance payment will be paid in full by the second quarter of 2006.

Our $125 million advance will be credited against the purchase price of 300 mm wafers from the new wafer fabrication facility.  In addition, during the term of the Fujitsu Agreement, we will receive a specified number of free wafers from Fujitsu whenever the aggregate number of wafers shipped by Fujitsu reaches a specified volume. The Fujitsu Agreement will continue until the full amount of the advance payment has been returned to us in the form of wafers or other repayment, subject to the right of either party to terminate the agreement upon the occurrence of certain events. We may request a refund of the unused amount of the advance payment if we have not used all of our wafer credits by December 31, 2007. The repayment obligation of Fujitsu is unsecured.

The foregoing summary description of the Fujitsu Agreement is qualified in its entirety by reference to the Fujitsu Agreement, which is filed as an exhibit to this Form 10Q.

Note 10 - Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenues by major geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003

United States:	$13,831	$10,623	$46,956	$47,390
Export:
Europe	12,703	8,786	40,765	40,744
Asia Pacific (other than Japan)	18,602	14,645	56,447	41,004
Japan	8,508	5,702	23,248	17,074
Other	3,637	3,277	9,875	10,693
	$57,281	$43,033	$177,291	$156,905

Resale of product through two distributors accounted for approximately 13% and 10% of revenue in the first nine months of 2004, and 20% and 17%, respectively, for the first nine months of 2003. More than 90% of our property and equipment is located in the United States. Other long-lived assets located outside the United States consist primarily of foundry investments and advances.

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

Note 12  - Yen Line of Credit Borrowing Agreement:

To minimize foreign exchange risk related to Yen-based net assets on our Condensed Consolidated Balance Sheet, on August 11, 2004, we entered into an agreement with a bank under the terms of which we can borrow up to $6 million in Japanese Yen in a revolving line of credit arrangement. Outstanding borrowing is collateralized by cash equivalents. Interest on outstanding borrowing is based on the Japanese LIBOR Fixed Rate, and averaged 1.04% during the three months ended September 30, 2004. The average principal balance outstanding was $3.9 million, and the maximum borrowing outstanding and outstanding principal balance at the end of the three month period ended September 30, 2004 was $4.2 million.

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

Overview of Three Month and Nine Month Periods Ended September 30, 2004

On September 10, 2004 we entered into an agreement with Fujitsu pursuant to which we will advance $125 million to Fujitsu in support of the development and construction of a new 300mm wafer fabrication facility in Mie, Japan. An initial payment of $25 million was made in October 2004, with the remaining payments to be made in three stages upon the achievement of certain milestones. We currently anticipate that the advance payment will be paid in full by the second quarter of 2006. Our $125 million advance will be credited against the purchase price of 300 mm wafers from the new wafer fabrication facility. Under the terms of the agreement, we will also have access to future process technologies to be developed for the manufacture of our wafers. We have the option of requesting repayment of the unused portion of the $125 million wafer advance, if any, in January 2008. Fujitsu’s repayment obligation is unsecured.

Revenue for our business in the third quarter and nine months ended September 30, 2004 grew to $57.3 million and $177.3 million, respectively, compared to $43.0 million and $156.9 million for the third quarter and first nine months of September 30, 2003, respectively. The increase in revenue was due to growth of our New* products while growth of our Mainstream* products was more than offset by a decline in our Mature* products. This improvement is attributable to general strengthening in the PLD market and improvement in the Communications end market.  Future revenue growth is dependent on, among other things, continued favorable business conditions in our end markets and market acceptance of our new products.

Our gross margin percentage increased in the third quarter by 1.8% and declined in the first nine months of 2004 by 1.1% compared to the same periods in 2003. With respect to the third quarter of 2004 compared to the third quarter of 2003, the gross margin percentage improvement is primarily attributable to a provision for an allowance for price protection and sales returns from distributors in 2003. For the nine months ended in September 30, 2004 compared to 2003, the gross margin percentage decline is primarily due to growth in new products which currently carry a lower gross margin, and a decline in revenue from mature products, which have a higher gross margin.

Research and development expenses increased to $23.2 million (40.5% of revenue) and $68.1 million (38.4% of revenue) in the third quarter and first nine months of 2004, respectively, compared to $21.2 million (49.2% of revenue) and $64.7 million (41.2% of revenue) in the third quarter and first nine months of 2003, respectively. While there were no significant cost changes in the major categories of research and development expense between the periods, cost increases were primarily attributable to masks for new products.  The majority of research and development spending is related to the continued development of next generation FPGA products.

Selling, general and administrative expenses increased to $13.6 million (23.8% of revenue) and $40.8 million (23.0% of revenue) in the third quarter and first nine months of 2004, respectively, compared to $12.1 million (28.2% of revenue) and $37.2 million (23.7% of revenue) in the third quarter and first nine months of 2003, respectively, primarily due to sales and marketing expenses related to new products. To the extent our revenues grow, we expect that there will be a less than proportionate increase in our Selling, general and administrative expenses.

Amortization of intangible assets was $5.8 million and $41.5 million in the third quarter and first nine months of 2004, respectively.  Amortization of intangible assets acquired in the Vantis acquisition was completed during the June 30, 2004 quarter which accounts for the decline in amortization from $18.7 million and $58.5 million in the third quarter and first nine months of 2003, respectively.

Other income (expense), net was $4.0 million and $10.2 million in the third quarter and first nine months of 2004, respectively, and included gains from the sale of UMC shares ($0.5 million and $6.1 million, respectively) and extinguishment of Zero Coupon Convertible Subordinated Notes due July 1, 2010 ("Convertible Notes") of $2.8 million, interest and dividends on short term investments and cash equivalents, partially offset by amortization of issuance costs on our Convertible Notes.  To the extent market conditions allow, we may make similar sales of UMC shares in future quarters and extinguishments of our Convertible Notes. We are paying foreign income taxes which are reflected in the Statement of Operations and are primarily related to the cost of operating our off shore sales subsidiaries. We are not currently paying federal or state income taxes and do not expect to pay or accrue such taxes in 2004.

* Product Classification:

New:	LatticeEC/P, FPSC, XPLD, XPGA, GDX2, ORCA 4, ispMACH 4000/Z, ispPAC-PWR, ispCLK
Mainstream:	ORCA 3, GDX/V, ispMACH L/V, ispLSI 2000V, ispLSI 5000V,
ispLSI 8000V, ispMACH 5000VG, and Other
Mature:	ORCA 2, All 5-Volt CPLDs, All SPLDs

Results of Operations

Key elements of our consolidated statement of operations, expressed as a percentage of revenues, were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003

Revenue	100.0%	100.0%	100.0%	100.0%
Gross margin	56.6%	54.8%	57.2%	58.3%
Research and development expenses	40.5%	49.2%	38.4%	41.2%
Selling, general and administrative expenses	23.8%	28.2%	23.0%	23.7%
Amortization of intangible assets	10.1%	43.4%	23.4%	37.3%
Loss from operations	(17.8)%	(65.9)%	(27.6)%	(43.9)%

Revenue:

Revenue for the third quarter of 2004 increased by $14.2 million, or 33.1%, as compared to the third quarter of 2003, and by $20.4 million, or 13.0% for the first nine months of 2004 when compared to the first nine months of 2003. The composition of our revenue by product family for the third quarter and first nine months of 2004 and 2003, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
FPGA	20%	21%	19%	17%
PLD	80%	79%	81%	83%

As a percentage of total revenue, U.S. sales declined to 24% and 26% for the third quarter of 2004 and for the first nine months of 2004, respectively, compared to 25% and 30% for the third quarter and the first nine months of 2003, respectively. Export sales to Japan rose as a percentage of total revenue, to 15% and 13% in the third quarter and the first nine months of 2004, respectively, from 13% and 11% in the third quarter and in the first nine months of 2003, respectively. Export sales to Europe rose from 20% to 22% for the third quarter from 2003 to 2004, respectively, and declined from 26% to 23% for the first nine months of 2003 and the first nine months of 2004, respectively. Export sales to Asia (excluding Japan) declined from 34% to 32% for the third quarter from 2003 to 2004, respectively, and rose from 26% to 32% for the first nine months of 2003 and the first nine months of 2004, respectively. Export sales to the rest of world (predominantly the Americas excluding the United States) declined to 6% for the third quarter of 2004 and for the first nine months of 2004, respectively, compared to 8% and 7% for the third quarter and the first nine months of 2003, respectively.

During the third quarter and first nine months of 2004 compared to the same periods in 2003, units sold increased by 39% and 14%, respectively, while average selling prices decreased 4% and 1%, respectively. The increase in units sold is predominantly attributable to new products. The decrease in average selling prices is attributable to product mix. Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See "Factors Affecting Future Results."

Gross Margin:

In absolute terms, gross margin grew by $8.8 million in the three months ended September 30, 2004 compared to the three months ended September 30, 2003, and by $10.0 million in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. As a percentage of revenue, gross margin declined from 58.3% for the first nine months of 2003 to 57.2% for the first nine months of 2004. These changes reflect revenue growth in new products, which currently carry a lower gross margin, and a decline in revenue from mature products, which have a higher gross margin. The gross margin percentage increased from 54.8% in the third quarter of 2003 to 56.6% in the third quarter of 2004. The improvement in gross margin for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 is attributable to a provision for an allowance for price protection and sales returns from distributors in 2003.

Research and Development:

Research and development expenses increased by $2.0 million and $3.4 million in the third quarter and first nine months of 2004, respectively, when compared to the same periods in 2003, reflecting cost increases primarily attributable to masks for new products. Research and development expenses consist primarily of labor, masks, prototype wafers, third-party design automation software, assembly tooling and qualification expenses.  We believe that a continued commitment to research and development is essential in order to provide innovative new product offerings and to maintain product leadership of our existing product families, and therefore we expect to continue to make significant future investments in research and development.

Selling, General and Administrative Expense:

Selling, general and administrative expenses increased approximately $1.5 million and $3.6 million, respectively, in the third quarter and first nine months of 2004 when compared to the same periods of 2003. These increases were primarily due to increased sales commissions on higher revenue and marketing expenses to support the next generation FPGA launch.

Amortization of Intangible Assets:

Amortization of intangible assets is related to our 2002 acquisitions of the Agere FPGA business and Cerdelinx, our 1999 Vantis acquisition and our 2001 acquisition of Integrated Intellectual Property, Inc. ("I2P"). Amortization expense was $5.8 million and $41.5 million in the third quarter and first nine months of 2004, a decrease of $12.9 million and $17.0 million when compared to the same calendar periods of 2003. The most significant portion of the decrease ($12.7 million) resulted from completion during the second quarter of 2004 of the amortization of intangible assets related to our purchase of Vantis. An additional $2.2 million of the decrease in the first nine months of 2004 resulted from the accelerated write-off of accrued deferred compensation recorded in the first quarter of 2003 in conjunction with certain of our acquisitions, due to the cancellation of certain assumed in-the-money stock options as part of a stock option exchange program initiated during the first quarter of 2003 (refer to Note 11 to the Condensed Consolidated Financial Statements).

 Other Income (Expense), Net:

Other income (expense), net, was $4.0 million and $10.2 million, respectively, in the third quarter and first nine months of 2004, respectively, as compared to $(3.6) million and $(3.5) million, respectively, for the same periods of 2003. Gains on the sale of UMC shares (see Note 9 to the Condensed Consolidated Financial Statements) of $0.5 million and $6.1 million are included in the third quarter and first nine months of 2004, respectively. There were no similar sales in the comparable periods of 2003. During the third quarter of 2004 and 2003 we recorded a gain of approximately $2.8 million and $1.4 million, respectively, in connection with the extinguishment of a portion of our Convertible Notes. We recorded a gain of $2.9 million on extinguishment of our 4 ¾% Convertible Subordinated Notes due in 2006 ("4 ¾% Convertible Notes") in the first quarter of 2003. During the third quarter of 2003, we redeemed for cash all of our outstanding 4¾% Convertible Notes plus accrued interest.  In conjunction with the call of these notes, we paid a call premium of 2.71% of the outstanding notes, or approximately $4.7 million. This call premium, plus unamortized issuance costs of approximately $1.0 million on the redemption date, was recorded as "Other expense" in the quarter ended September 30, 2003. We recorded interest expense related to our 4 ¾% Convertible Notes of $0.4 million in the third quarter of 2003 and $4.7 million in the nine months ended September 2003. Additional increases in Other income (expense) in the third quarter and first nine months of 2004 as compared to the same periods in 2003 resulted from an increase in interest income on invested balances caused by higher interest rates.

Income Tax Expense (Benefit):

No Federal or state income taxes have been provided for in the first nine months of 2004 or 2003. This is the result of the following factors:

1)	We continued to experience significant losses during the first nine months of 2004 and 2003 and are currently not paying any Federal or state income taxes;

2)	Net operating loss carry backs and credit carry backs available in prior periods are no longer available; and

3)
In the fourth quarter of 2002, we recorded a $118.6 million charge to income tax expense, representing a valuation allowance on our recorded deferred tax assets, in accordance with SFAS 109, "Accounting for Income Taxes." We provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. Due to continued uncertainties regarding their realization, we continue to provide a valuation allowance equal to our net deferred tax assets at September 30, 2004.

We are paying foreign income taxes which are reflected in the Statement of Operations and which are primarily related to the cost of operating our off shore sales subsidiaries.

During the third quarter of 2003, we recorded an income tax benefit of $3.3 million related to the release of certain income tax reserves. During the second quarter of 2003, we recorded an income tax benefit of approximately $2.6 million, related to a refund of federal income taxes of approximately $28.1 million received in the second quarter of 2003 resulting from the carry back of 2002 net operating losses to prior profitable periods.

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

The following tables present details of the Company’s total purchased intangible assets (in millions):

September 30, 2004	Gross	Accumulated Amortization	Net

Current technology	$273.6	$(242.5)	$31.1
Core technology	7.3	(3.0)	4.3
Licenses	10.2	(4.0)	6.2
Non-compete agreements	14.3	(12.7)	1.6
Workforce	4.7	(1.9)	2.8
Backlog	1.4	(1.4)	-
Customer list	17.4	(17.4)	-
Patents and trademarks	26.8	(26.8)	-

Total	$355.7	$(309.7)	$46.0

December 31, 2003	Gross	Accumulated Amortization	Net

Current technology	$273.6	$(214.3)	$59.3
Core technology	7.3	(1.9)	5.4
Licenses	10.2	(2.9)	7.3
Non-compete agreements	14.3	(9.2)	5.1
Workforce	4.7	(1.2)	3.5
Backlog	1.4	(1.4)	-
Customer list	17.4	(15.8)	1.6
Patents and trademarks	26.8	(24.3)	2.5

Total	$355.7	$(271.0)	$84.7

The estimated future amortization expense of purchased intangible assets as of September 30, 2004 is as follows (in millions):

Fiscal Year:	Amount

2004 (remaining three months)	$5.1
2005	14.4
2006	10.8
2007	9.8
Later years	5.9
$46.0

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of September 30, 2004 is approximately $0.7 million for the remainder of 2004 and $1.9 million for 2005.

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

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This pronouncement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003.  On November 7, 2003, FASB issued FASB Staff Position No. FAS 150-3 ("FSP 150-3"), "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."  FSP 150-3 deferred certain aspects of SFAS 150.  The adoption of SFAS 150 and FSP 150-3 did not have a material impact on our results of operations, financial position or cash flows.

In March 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" (EITF 03-6). EITF 03-6 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-6 did not have a material effect on our results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments with the scope of EITF 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments which was effective for fiscal years ending after June 15, 2004. Management will evaluate the affect of adopting the recognition and measurement guidance when the matter is finalized.

In March 2004, the FASB issued a proposed Statement "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95", that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the Company’s consolidated statement of operations. The currently recommended effective date of the proposed standard is for interim or fiscal periods beginning after June 15, 2005. Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of operations, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan.

In April 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP)129-1, "Disclosure Requirements under FASB Statement 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities", further defining disclosure requirements for convertible notes, among other things.  As a result of adopting FSP 129-1 in April 2004, we further described circumstances under which note holders may convert their notes into our common shares before note maturity.

In September 2004, the Emerging Issues Task Force issued EITF 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" requiring us to include in diluted earnings per share, on the if-converted method, the aggregate of approximately 14 million shares of our common stock into which the Notes may be converted, regardless of whether the conversion threshold has been met. We adopted this standard as of September 2004. We have reported per share losses since June 2003 when our Convertible Notes were issued. Since inclusion of the additional shares would be anti-dilutive, no change to our historical results is required. However, to the extent inclusion of these shares is dilutive in the future, diluted earnings per share will include the effect of converting our outstanding Convertible Notes.

Liquidity and Capital Resources

As of September 30, 2004, our principal source of liquidity was $319.4 million of cash and short-term investments, an increase of $41.6 million from the balance of $277.8 million at December 31, 2003. This increase was due primarily to the receipt of $29.6 million in the first nine months of 2004 from the sale of shares of our equity investment in UMC and from $26.0 million net cash flow from operations offset by $12.0 million expenditure to extinguish our Convertible Notes. Working capital decreased to $355.6 million at September 30, 2004 from $363.6 million at December 31, 2003.

Accounts receivable days outstanding declined from approximately 46 to 43 days from December 31, 2003, to September 30, 2004 reflecting the timing of receipts within the period. Inventories decreased by $7.5 million, or 16%, as compared to December 31, 2003 primarily due to increased customer shipments. Accounts payable and accrued expenses increased $33.1 million or 116.1% at September 30, 2004 compared to December 31 2003 primarily due to the accrual of $25 million due and paid to Fujitsu Limited in October 2004 (see Note 9 to the Condensed Consolidated Financial Statements) and to a lesser extent due to the renewal and extension of vendor agreements related to the use of third party software. Deferred income increased by $5.5 million at September 30, 2004 as compared to December 31, 2003 reflecting an increase in the amount of inventory held by distributors to accommodate higher levels of resale by distributors to their end customers.

Foundry investments, advances and other assets decreased by $12.7 million from December 31, 2003 to September 30, 2004. This decrease is attributable to a decline in the market value of our equity investment in UMC shares as well as sale of UMC shares partially offset by an increase represented by the accrual of our first payment due and paid in October 2004 under the Fujitsu agreement.

On September 10, 2004, we entered into an Advance Payment and Purchase Agreement (the "Fujitsu Agreement") with Fujitsu Limited ("Fujitsu"), pursuant to which we will advance $125 million to Fujitsu in support of the development and construction of a new 300mm wafer fabrication facility in Mie, Japan.  The initial payment of $25 million was made in October 2004, with the remaining payments to be made in three stages upon the achievement of certain milestones.  We currently anticipate that the advance payment will be paid in full by the second quarter of 2006.

Our $125 million advance will be credited against the purchase price of 300 mm wafers from the new wafer fabrication facility.  In addition, during the term of the Fujitsu Agreement, we will receive a specified number of free wafers from Fujitsu whenever the aggregate number of wafers shipped by Fujitsu reaches a specified volume. The Fujitsu Agreement will continue until the full amount of the advance payment has been returned to us in the form of wafers or other repayment, subject to the right of either party to terminate the agreement upon the occurrence of certain events. We may request a refund of the unused amount of the advance payment if we have not used all of our wafer credits by December 31, 2007. The repayment obligation of Fujitsu is unsecured.

The foregoing summary description of the Fujitsu Agreement is qualified in its entirety by reference to the Fujitsu Agreement, which is filed as an exhibit to this Form 10Q.

Convertible Notes with a face value of $15 million were extinguished during the three months ended September 30, 2004. A long term agreement with a third party to license and maintain software used to design the company’s new products primarily accounts for the increase in Other long term liabilities at September 30, 2004 compared to December 31, 2003.

Deferred stock compensation within Stockholders’ equity decreased by $2.9 million during the first nine months of 2004 due to amortization.  The $20.5 million decrease in Accumulated other comprehensive income (loss) within the Stockholders’ Equity during the first nine months of 2004 is attributable to the unrealized loss in equity securities partially offset by the realized gain on sale of UMC securities (see Note 9 to the Condensed Consolidated Financial Statements).

At September 30, 2004, we had no senior indebtedness and our subsidiaries had approximately $1.9 million of Other liabilities. Issuance costs of $2.5 million, net of debt extinguishments, relative to our Convertible Notes are included in Other assets in our Condensed Consolidated Balance Sheet and are being amortized to expense over the life of the notes. Accumulated amortization amounted to $2.8 million at September 30, 2004.  The estimated fair value of our Convertible Notes, based on quoted market prices, was approximately $140 million at September 30, 2004.  At the conversion price of  $12.06 per share (82.9105 shares of common stock per each $1,000 principal amount notes), 14.0 million common shares are issuable upon conversion of the Convertible Notes.  In general, and as further described in the related agreements and Note 11 to our consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2003, our Convertible Notes may be converted into common stock before maturity if we request a redemption, or make a distribution to common stock holders that is dilutive to note holders or if we become a party to a merger or consolidation or sale of substantially all of our assets.

Capital expenditures were $8.3 million for the first nine months of 2004. We expect to spend approximately $10 million to $13 million for the fiscal year ending December 31, 2004.

At September 30, 2004, we own 60.8 million shares of UMC common stock.  Restrictions by UMC apply to approximately 23.3 million of these shares (see Note 9 to the Condensed Consolidated Financial Statements). During the first nine months of 2004, we sold 36.6 million of our UMC shares for $29.6 million in cash, resulting in a gain of  $6.1 million.  In the future, we may choose to liquidate additional UMC shares.

In March 1997 and as subsequently amended in January 2002 and March 2004, we entered into an advance payment production agreement with Seiko Epson and Epson Electronics America, Inc.  ("EEA") under which we advanced  $51.3 million to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility.  Under the terms of the agreement, the advance is to be repaid with semiconductor wafers over a multi-year period.  No interest income is recorded.  The agreement calls for wafers to be supplied by Seiko Epson through EEA pursuant to purchase agreements with EEA.  Cumulatively, $22.9 million of these payments have been repaid to us in the form of semiconductor wafers.   We currently estimate that approximately $13.9 million of the outstanding advances are expected to be repaid with semiconductor wafers during the next twelve months and are thus reflected as part of Other current assets in our Condensed Consolidated Balance Sheet.   We are not obligated to make additional payments under this agreement.

We believe that our existing liquid resources, expected cash generated from operations and existing credit facilities combined with our ability to borrow additional funds will be adequate to meet our operating and capital requirements and obligations for the next 12 months, including the continued possible extinguishment of a portion of our Convertible Notes as discussed above.

For a variety of business reasons, we may in the future seek new or additional sources of funding. In addition, in order to secure additional wafer supply, we may from time to time consider various financial arrangements including joint ventures, equity investments, advance purchase payments, loans, or similar arrangements with independent wafer manufacturers in exchange for committed wafer capacity. To the extent that we pursue any such additional financing arrangements, additional debt or equity financing may be required. There can be no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financing will decrease existing stockholders’ equity percentage ownership and may, depending on the price at which the equity is sold, result in dilution.

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

As a semiconductor company, we operate in a dynamic environment marked by rapid product obsolescence.  Our future success depends on our ability to introduce new or improved silicon and software products that meet customer needs while achieving acceptable margins. We are presently in the process of releasing next generation FPGA product families that are critical to our ability to address the FPGA segment of the programmable logic market. If we fail to introduce these, or other, new products in a timely manner or such products fail to achieve market acceptance, our operating results would be harmed.

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

Historically, the semiconductor industry has experienced periodic downturns of varying degrees of severity and duration. Typically, after such downturns, semiconductor industry conditions improve, although such improvement may not be significant or sustainable.  Increased demand for semiconductor industry products may not proportionately increase demand for programmable logic devices in general, or our products in particular.  Even if demand for our products increases, average sales prices for our products may not increase, and could decline.  Whenever adverse semiconductor industry conditions or other similar conditions exist, there is likely to be an adverse effect on our operating results.

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

We face risks related to implementation of new Sarbanes Oxley Section 404 Controls Audit requirements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management assess our internal control over financial reporting annually and include a report on its assessment in our annual report. Our auditors are required to audit both the design and operating effectiveness of our internal controls and management's assessment of the design and the operating effectiveness of its internal controls. Through its assessment process, management believes there are no known material weaknesses at this time. This will be the first year that we have undergone an audit of our internal controls and procedures, and it is possible that material weaknesses could be found. If we are unable to remediate any such weaknesses, management may be unable to conclude our controls are operating effectively and our external auditors may issue an adverse opinion on our internal controls. If this were to occur, particularly in light of our recent restatement, investor confidence regarding our internal controls could be harmed and our stock price could decline.

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

The restatement of these financial statements has led to litigation claims and may lead to further litigation claims and/or regulatory proceedings against us.  The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses.  Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement.  The occurrence of any of the foregoing could harm our business and reputation and cause the price of our common stock to decline.

If we are unable to effectively and efficiently implement our plan to improve our internal controls there could be a material adverse effect on our operations or financial results.

We received notice from our independent registered public accounting firm that, in connection with the 2003 year-end audit, the auditor identified a material weakness in our internal controls and procedures relating to separation of duties and establishment of standards for review of journal entries and related file documentation.  We have implemented and are continuing to implement various initiatives intended to materially improve our internal controls and procedures to address this weakness.  These initiatives address our control environment, organization and staffing, policies, procedures and documentation, and information systems. The implementation of these initiatives is one of our highest priorities. Our Board of Directors, in coordination with our Audit Committee, will continually assess the progress and sufficiency of these initiatives and make adjustments as necessary. However, no assurance can be given that we will be able to successfully implement our revised internal controls and procedures or that our revised controls and procedures will have the desired effect. In addition, we may be required to hire additional employees, and may experience higher than anticipated capital expenditures and operating expenses, during the implementation of these changes and thereafter. If we are unable to implement these changes effectively or efficiently, there could be a material adverse effect on our operations or financial results.  Moreover, we could be subject to additional regulatory oversight and our business and reputation could be harmed.

In addition, we may in the future experience accounting estimate changes related to our deferred income account, inventory account, income tax liability, accounts receivable collectibility, or realization of goodwill and intangible assets, any of which could adversely affect our business and financial results.

We face risks related to pending litigation.

Beginning in September 2004, three complaints on behalf of a purported class of investors who purchased our common stock between April 22, 2003 and April 19, 2004 were filed in the United States District Court for the District of Oregon. These complaints generally allege that we and some of our officers violated provisions of the Securities Exchange Act of 1934. Similar complaints purporting to be derivative actions have been filed on our behalf in Oregon state court alleging that some of our directors and officers breached their fiduciary duties. These complaints arise out of our restatement of financial results for the first three quarters of 2003 to correct inappropriate accounting entries and a failure to record a change in accounting estimate related to deferred income. The expense of defending such litigation may be costly and divert management's attention from the day-to-day operations of our business, which could adversely affect our business and financial results. In addition, an unfavorable outcome in any such litigation could have a material adverse effect on our business and financial results.

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

Presently, our stock price is trading near our consolidated book value. A sustained decline in our stock price may result in a write-off of goodwill (see Note 6 of our Condensed Consolidated Financial Statements).

Our wafer supply may be interrupted or reduced, which may result in a shortage of products available for sale.

We do not manufacture finished silicon wafers.  Currently, substantially all of our silicon wafers are manufactured by Seiko Epson and Fujitsu in Japan, UMC in Taiwan, and Chartered Semiconductor in Singapore.  If any of our current or future foundry partners significantly interrupts or reduces our wafer supply, our operating results could be harmed.

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

Many other factors that could disrupt our wafer supply are beyond our control.  Since worldwide manufacturing capacity for silicon wafers is limited and inelastic, we could be harmed by significant industry-wide increases in overall wafer demand or interruptions in wafer supply.  Additionally, a future disruption of any of our foundry partners’ foundry operations as a result of a fire, earthquake, act of terrorism, or other natural disaster or catastrophic event could disrupt our wafer supply and could harm our operating results.

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

Currently we hold substantial equity in UMC, which we acquired as part of a strategic investment to obtain certain manufacturing rights.  The market price and valuation of these equity shares has fluctuated widely due to business, stock market or other conditions over which we have little control.  During the year ended December 31, 2001, we recorded a $152.8 million pre-tax impairment loss related to this investment.  In the future, UMC shares may continue to experience significant price volatility. In the second quarter of 2002 and the first nine months of 2004, we sold a portion of our UMC shares, but have otherwise not attempted to reduce or eliminate this equity price risk through hedging or similar techniques and hence substantial, sustained changes in the market price of UMC shares could impact our financial results.  To the extent that the market value of our UMC shares experiences a significant decline for an extended period of time, our net income could be reduced.

Proposed changes in accounting for equity compensation could adversely affect earnings or could adversely affect our ability to attract and retain employees.

We have historically used stock options as a key component of employee compensation in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board and other agencies have proposed changes to generally accepted accounting principles that would require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives. To the extent that these or other new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain, and motivate employees. Any of these results could materially and adversely affect our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from what we reported in our Annual Report on Form 10K for the year ended December 31, 2003.

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

We received notice from our independent registered public accounting firm that, in connection with the 2003 year-end audit, the auditor had identified a material weakness relating to our internal controls and procedures. Management agreed with this finding. Certain of these internal control deficiencies may also constitute deficiencies in our disclosure controls. While we are in the process of implementing a more effective system of controls and procedures, we have instituted controls, procedures and other changes to ensure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately.

The incremental steps that we have taken as a result of the aforementioned control deficiencies to ensure that all material information is accurately disclosed in this report include:

1. Performed an analytical review of all journal entries processed for the 2003 year and the first nine months of 2004;

2. Applied additional methods and techniques to evaluate the accuracy of the deferred income account balance;

3. Instituted an additional level of approval for non-recurring journal entries;

4. Strengthened segregation of duties by adding an additional level of review for authorization and review of significant transactions;

5. Made appropriate personnel changes;

6. Separated responsibilities for preparing financial statements and maintaining accounts in our general ledger;

7. Performed more detailed quarterly reconciliations and analyses of our deferred revenue accounts related to its distributors;

8. Enhanced quarterly accounting review procedures by requiring an independent review of material general ledger accounts;

9. Required all non recurring journal entries to be approved by an independent reviewer; and

10. Selected and began the process of implementation of improvements to information systems for distribution accounting.

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

These steps will constitute material changes in internal controls.

In conjunction with (1) our ongoing reporting obligations as a public company and (2) the requirements of Section 404 of the Sarbanes-Oxley Act that management report as of December 31, 2004 on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting, we are engaged in an ongoing process to document, evaluate and test our disclosure controls and procedures, which include internal control over financial reporting. In response to any material weaknesses in the design or operation of our internal controls identified by us as part of this ongoing process, we may be required to implement additional controls and procedures or hire additional personnel. If a material weakness exists at year end, our management may be unable to report favorably as of year-end as to the effectiveness of our control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In September and October 2004, three putative class action complaints were filed in the United States District Court for the District of Oregon against Lattice Semiconductor Corporation, our Chief Executive Officer Cyrus Y. Tsui, and our President Stephen A. Skaggs. These complaints were filed on behalf of a putative class of investors who purchased our stock between April 22, 2003 and April 19, 2004. They generally allege violations of federal securities laws arising out of our previously announced restatement of financial results for the first, second, and third quarters of 2003. Consistent with the usual procedures for cases of this kind, we anticipate that these cases (and any other similar putative class action complaints that might be filed against us) may be consolidated into a single action. We believe that the complaints are without merit, and we intend to vigorously defend against the lawsuits.

In September and October 2004, two shareholder derivative complaints were filed, purportedly on behalf of Lattice Semiconductor Corporation, in the Circuit Court of the State of Oregon for the County of Washington, against all of our current directors, certain former directors, and certain executive officers. The derivative plaintiffs make allegations substantially similar to those in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. Consistent with the usual procedures for cases of this kind, we anticipate that these cases (and any other similar complaints that may be filed in the same jurisdiction) may be consolidated into a single putative shareholder derivative complaint.

All of the complaints generally seek an unspecified amount of damages, as well as attorney fees and costs. The cases are still in the preliminary stages, and it is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on our business and financial results. In addition, defending any litigation may be costly and divert management's attention from the day-to-day operations of our business.

We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business and financial results.

On September 6, 2004, we agreed with the U. S. Department of Commerce to settle charges that we did not comply with Export Administration Regulations between 2000 and 2002. The settlement resulted in a fine of $560,000. Provision for these costs has been made in prior year’s financial statements. The charges involved the exportation of controlled semiconductor devices to a Hong Kong distributor that subsequently re-exported those devices to the Peoples Republic of China (PRC), and the release of controlled semiconductor manufacturing technology to nationals of the PRC employed by Lattice in the United States, as well as the exportation of such manufacturing technology to our design center in the PRC. We voluntarily disclosed these circumstances to the Department, cooperated fully with an investigation of our export practices and procedures, and have implemented enhancements to strengthen our export control procedures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 11, 2004, we issued a warrant to purchase 294,579 shares of our common stock to Bain & Company, Inc., in connection with consulting services provided to us. The warrant has an exercise price of $7.45 per share, and vests at a rate of 24,548.25 shares on the first day of each month, beginning March 1, 2004, subject to Bain’s continued service as a consultant to us. The foregoing transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 6. Exhibits

(a)	Exhibits

	10.1	Advance Purchase and Payment Agreement dated September 10, 2004, between Lattice Semiconductor Corporation and Fujitsu Limited.[1]

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 9, 2004

By:	/s/ Jan Johannessen

Jan Johannessen
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)