Form 10-Q
period 2005-04-02
LATTICE SEMICONDUCTOR CORP
filed 2005-05-11
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes ☒   No ☐

At May 9, 2005, there were 113,611,860 shares of the Registrant’s common stock, $.01 par value, outstanding.

The information contained in this Form 10-Q is as of May 11, 2005. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

Revenue	$51,283	$59,071

Costs and expenses:
Cost of products sold	22,171	24,719
Research and development	24,557	22,259
Selling, general and administrative	14,333	13,087
Amortization of intangible assets (1)	4,416	18,654

Total costs and expenses	65,477	78,719

Loss from operations	(14,194)	(19,648)

Other income, net	3,409	3,107

Loss before provision for income taxes	(10,785)	(16,541)

Provision for income taxes	100	—

Net loss	$(10,885)	$(16,541)

Basic net loss per share	$(0.10)	$(0.15)

Diluted net loss per share	$(0.10)	$(0.15)

Shares used in per share calculations:

Basic	113,460	112,627

Diluted	113,460	112,627

(1)         Includes $614 and $806 of amortization of deferred stock compensation expense for the three months ended March 31, 2005 and March 31, 2004, respectively, attributable to Research and Development activities.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share and par value data)

(unaudited)

	March 31, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$40,403	$44,816
Marketable securities	212,809	251,479
Accounts receivable, net	24,940	19,587
Inventories	36,530	38,634
Other current assets	44,203	46,527

Total current assets	358,885	401,043

Foundry investments, advances and other assets	94,310	97,877
Property and equipment, net	45,708	47,586
Intangible assets, net	37,045	40,795
Goodwill	223,556	223,605

	$759,504	$810,906

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$37,596	$61,138
Deferred income on sales to distributors	10,776	11,399
Income taxes payable	83	23

Total current liabilities	48,455	72,560

Zero Coupon Convertible Subordinated Notes due in 2010	153,500	169,000
Other long-term liabilities	27,347	26,755
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 113,612,000 and 113,610,000 shares issued and outstanding	1,136	1,136
Paid-in capital	590,258	590,270
Deferred stock compensation	(1,233)	(1,867)
Accumulated other comprehensive (loss) income	(484)	1,642
Deficit	(59,475)	(48,590)

Total stockholders’ equity	530,202	542,591

	$759,504	$810,906

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

Cash flows from operating activities:
Net loss	$(10,885)	$(16,541)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,164	24,499
Gain on sale of UMC common stock	—	(2,536)
Gain on extinguishment of convertible notes	(2,006)	—
Changes in assets and liabilities:
Accounts receivable	(5,353)	783
Inventories	2,104	2,318
Foundry investments, advances and other assets	2,563	(1,825)
Accounts payable and accrued expenses	(23,543)	3,274
Deferred income	(623)	3,283
Income taxes payable	60	89
Other liabilities	449	(313)

Total adjustments	(17,185)	29,572

Net cash (used in) provided by operating activities	(28,070)	13,031

Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	99,280	30,344
Purchase of marketable securities	(60,610)	(44,815)
Proceeds from sale of equity securities (principally UMC common stock)	—	9,250
Capital expenditures	(1,886)	(2,011)

Net cash provided by (used in) investing activities	36,784	(7,232)

Cash flows from financing activities:
Extinguishment of Zero Coupon Convertible Subordinated Notes	(13,307)	—
Advances on Yen Line of Credit	1,811	—
Pay down on Yen Line of Credit	(1,639)	—
Net proceeds from issuance of common stock	8	528

Net cash (used in) provided by financing activities	(13,127)	528

Net (decrease) increase in cash and cash equivalents	(4,413)	6,327

Beginning cash and cash equivalents	44,816	35,276

Ending cash and cash equivalents	$40,403	$41,603

Supplemental disclosures of cash flow information:
Cash paid for income taxes (net)	$114	$—
Cash paid for interest	8	—
Supplemental disclosures of non-cash investing and financing activities:
Unrealized (loss) gain on (depreciation) appreciation of foundry investments included in Accumulated other comprehensive (loss) income	$(2,118)	$870

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Lattice Semiconductor Corporation (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and in our opinion include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.  Prior period disclosures have been reclassified to the extent required to be consistent with the current period presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the fiscal and interim periods presented. Actual results could differ from these estimates.

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

The most significant difference between the computation of basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as stock options, warrants and convertible subordinated notes as outstanding.  For all periods presented, the computation of net loss per share excludes the effect of our stock options, warrants and Zero Coupon Convertible Subordinated Notes due July 1, 2010, aggregating 17.0 million shares and 33.5 million shares for the three months ended March 31, 2005 and March 31, 2004, respectively, as they were antidilutive. A reconciliation of basic and diluted net loss per share is presented below (in thousands, except for per share data):

	Three months ended
	Mar. 31, 2005	Mar. 31, 2004

Net loss	$(10,885)	$(16,541)

Shares used in basic net loss per share calculations	113,460	112,627

Dilutive effect of stock options, warrants and convertible notes	—	—

Shares used in diluted net loss per share	113,460	112,627

Basic net loss per share	$(0.10)	$(0.15)

Diluted net loss per share	$(0.10)	$(0.15)

Stock-Based Compensation

We account for our stock options and employee stock purchase plan in conformity with APB 25 and have adopted the additional pro forma disclosure provisions of SFAS No. 123, as amended by SFAS No. 148. The fair value of our stock-based employee compensation cost, as defined by SFAS No. 123, for stock options and employee stock plan purchase rights was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Grants for the three months ended
	Mar. 31, 2005	Mar. 31, 2004
Stock options:
Expected volatility	45.8%	53.8%
Risk-free interest rate	3.4%	2.3%
Expected life from vesting date	1.2 years	1.6 years
Dividend yield	0%	0%

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

The resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted was $1.64 and $4.45 for the first quarters of 2005 and 2004, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Our pro forma information is as follows (in thousands, except per share data):

	Three months ended
	Mar. 31, 2005	Mar. 31, 2004

Net loss, as reported	$(10,885)	$(16,541)
Add: Stock based employee compensation expense included in reported loss	614	806
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,577)	(5,033)
Pro forma net loss	$(12,848)	$(20,768)

Net loss per share:
Basic-as reported	$(0.10)	$(0.15)
Basic-pro forma	$(0.11)	$(0.18)

Diluted-as reported	$(0.10)	$(0.15)
Diluted-pro forma	$(0.11)	$(0.18)

Note 4 - Inventories (in thousands):

	Mar. 31, 2005	Dec. 31, 2004
Work in progress	$27,474	$29,148
Finished goods	9,056	9,486
	$36,530	$38,634

Note 5 - Changes in Stockholders’ Equity (in thousands):

	Common Stock	Paid-in Capital	Deferred Stock Comp.	Accumulated Other Comprehensive Income (Loss)	Deficit	Total
Balances, Dec. 31, 2004	$1,136	$590,270	$(1,867)	$1,642	$(48,590)	$542,591

Common stock issued	—	8	—	—	—	8

Unrealized loss on foundry investments (Note 6)	—	—	—	(2,113)	—	(2,113)

Deferred stock compensation	—	(20)	20	—	—	—

Amortization of deferred stock compensation	—	—	614	—	—	614

Translation adjustment	—	—	—	(13)	—	(13)

Net loss for the three-month period	—	—	—	—	(10,885)	(10,885)

Balances, Mar. 31, 2005	$1,136	$590,258	$(1,233)	$(484)	$(59,475)	$530,202

Total comprehensive loss for the first three-month period of 2005 was $13.0 million and substantially comprises a $10.9 million net loss from operations and a $2.1 million unrealized loss related to the market value of our foundry investments.

Note 6 – Foundry Investments, Advances and Other Assets (in thousands):

	Mar. 31, 2005	Dec. 31, 2004
Foundry investments and other assets	$68,942	$72,788
Wafer supply advances	60,493	62,181
	129,435	134,969
Less: UMC common stock available for sale	(22,895)	(24,202)
Current portion of wafer advance	(12,230)	(12,890)
	$94,310	$97,877

As of March 31, 2005, we owned 60.8 million shares of UMC common stock of which approximately 23.3 million are restricted by the terms of our agreement with UMC.  Under the terms of the UMC agreement, if we sell any of these restricted shares, our rights to guaranteed wafer capacity at UMC may be reduced on a pro-rata basis based on the number of shares that we sell.  If we sell over 10.1 million of these restricted shares, we may lose all of our rights to guaranteed wafer capacity at UMC.

We sold no UMC common stock in the first quarter of 2005 and we recorded a $2.1 million unrealized loss in Accumulated other comprehensive (loss) income due to the change in market value of our UMC common stock during the March 31, 2005 ending quarter.  During the first three months of 2004, we sold 10 million shares of UMC common stock for a gain of $2.6 million of which $2.2 million was already recorded as an unrealized gain in Accumulated other comprehensive (loss) income. Also in the first quarter of 2004, we recorded a $0.9 million change in unrealized gain related to the market value of our UMC common stock. If we liquidate our UMC common stock, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.

Note 7 – Purchased Intangible Assets:

The following tables present details of the Company’s total purchased intangible assets (in millions):

March 31, 2005	Gross	Accumulated amortization	Net

Current technology	$273.6	$(248.1)	$25.5
Core technology	7.3	(3.8)	3.5
Licenses	10.2	(4.7)	5.5
Non-compete agreements	14.2	(14.0)	0.2
Workforce	4.7	(2.4)	2.3
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—

Total	$355.6	$(318.6)	$37.0

December 31, 2004	Gross	Accumulated amortization	Net

Current technology	$273.6	$(245.5)	$28.1
Core technology	7.3	(3.4)	3.9
Licenses	10.2	(4.3)	5.9
Non-compete agreements	14.2	(13.8)	0.4
Workforce	4.7	(2.2)	2.5
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—

Total	$355.6	$(314.8)	$40.8

The estimated future amortization expense of purchased intangible assets as of March 31, 2005 is as follows (in millions):

Fiscal Year:	Amount

2005 (remaining nine months)	$10.6
2006	10.8
2007	9.8
2008	5.6
Later years	0.2
$37.0

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of March 31, 2005 is approximately $1.2 million for the remainder of 2005.

Note 8 - New Accounting Pronouncements:

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

In December 2004, the FASB issued a Statement “Share Based Payment—a revision of SFAS No. 123, Accounting for Stock Based Compensation”, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the company and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the company’s Consolidated Statement of Operations. The effective date of the standard is for fiscal years beginning after June 15, 2005.  Accordingly, we will adopt the standard in January 2006. This statement will have a significant impact on our Consolidated Statement of Operations, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan. At this time we have not made an estimate of the impact of this statement on our future financial results. Please refer to Note 3 to our condensed consolidated financial statements which provides historical information that may be useful in assessing the impact of this standard on our condensed consolidated financial statements.

Note 9 - Legal Matters:

In September and October 2004, three putative class action complaints were filed in the United States District Court for the District of Oregon against Lattice Semiconductor Corporation, our Chief Executive Officer Cyrus Y. Tsui, and our President Stephen A. Skaggs. These complaints were filed on behalf of a putative class of investors who purchased our stock between April 22, 2003 and April 19, 2004. They generally allege violations of federal securities laws arising out of our previously announced restatement of financial results for the first, second, and third quarters of 2003. Consistent with the usual procedures for cases of this kind, these cases were amended and consolidated into a single action. In an amended and consolidated complaint filed January 27, 2005 our former President and our former Controller were added as defendants. We believe that the complaints are without merit, and we intend to vigorously defend against the lawsuits.

In September and October 2004, two shareholder derivative complaints were filed, purportedly on behalf of Lattice Semiconductor Corporation, in the Circuit Court of the State of Oregon for the County of Washington, against all members of the board of directors at that time, certain former directors, and certain executive officers. The derivative plaintiffs make allegations substantially similar to those in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. Consistent with the usual procedures for cases of this kind, these cases were consolidated into a single putative shareholder derivative action. An amended and consolidated complaint was filed on April 1, 2005.

All of the complaints generally seek an unspecified amount of damages, as well as attorney fees and costs. The cases are still in the preliminary stages, and it is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on our business, our liquidity and our financial results. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity and our financial results.

Note 10 – Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our sales by major geographic area were as follows (in thousands):

	Three Months Ended
	Mar. 31, 2005	Mar. 31, 2004

United States	$11,229	$17,868
Export sales:
Europe	12,910	14,197
Asia Pacific (other than Japan and China)	9,873	9,598
Japan	7,233	6,822
China	5,956	7,283
Other	4,082	3,303
	40,054	41,203
	$51,283	$59,071

Resale of product through two distributors accounted for 14% and 9% of revenue in the first quarter of 2005, and 18% and 14%, respectively, for the first quarter of 2004.  More than 90% of our property and equipment is located in the United States.

Note 11 - Subsequent Event:

In May 2005, we extinguished $10.0 million face value of our Zero Coupon Convertible Subordinated Notes due July 1, 2010 for $8.4 million in cash.  We will report a gain in Other income net in our condensed consolidated financial statements for quarter ended June 30, 2005 of $1.5 million which is net of  $0.1 million of related unamortized issuance costs for the extinguished Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Lattice Semiconductor Corporation designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by the end customer as specific logic circuits, and enable the end customer to shorten design cycle times and reduce development costs.  Our end customers are primarily original equipment manufacturers in the communications, computing, industrial, automotive, medical, consumer and military end markets.

Overview of March 31, 2005 Quarter

Revenue for our business declined 13% to $51.3 million in the first quarter of 2005 as compared to $59.1 million in the first quarter of 2004.  The revenue decline is attributable to Mainstream* and Mature* products which declined 25% and 31%, respectively, as compared to revenue from New* products which grew 86%.  Our revenue was adversely affected by a decline in business conditions beginning in the third quarter of 2004 which continued into the first quarter of 2005 attributable to a general weakening in the communications end market.  Among other things, future revenue growth is dependent on overall economic conditions for our industry and market acceptance of our new FPGA products.

Our gross margin declined to 57% in the first quarter of 2005 as compared to 58% the first quarter of 2004.  The change reflects a higher mix of New products, which currently carry a lower gross margin than other products.

Research and development expenses increased to $24.6 million (48% of revenue) in the first quarter of 2005 from $22.3 million (38% of revenue) in the first quarter of 2004.  The increase represents mask and engineering wafer costs for the completion of new products.  We expect to continue to make significant investments in research and development.

Selling, general and administrative expenses increased to $14.3 million (28% of revenue) in the first quarter of 2005 as compared to $13.1 million (22% of revenue) in the first quarter of 2004.  The increase is primarily attributable to professional fees related to litigation.

Amortization of intangible assets declined to $4.4 million in the first quarter of 2005 compared to $18.7 million in the first quarter of 2004.  The decline is from the completion, in the June 2004 quarter, of amortization of intangible assets from the 1999 Vantis acquisition.

Other income, net, was $3.4 million in the first quarter of 2005 as compared to $3.1 million in the first quarter of 2004.  The increase in the March 2005 quarter as compared to the March 2004 quarter reflects higher interest rates in 2005, and a gain in 2005 on extinguishment of Zero Coupon Convertible Subordinated Notes due July 1, 2010 partially offset by a gain on sale of UMC common stock in 2004.

We are not currently paying federal or state income taxes and do not expect to pay or accrue such taxes in 2005.  We expect to continue to pay foreign income taxes at current levels.

* Product classification

New:	Lattice EC/P, FPSC, XPLD, XPGA, GDX2, ORCA 4, ispMACH 4000/Z, ispPAC-PWR, ispCLK
Mainstream:	ORCA 3, GDX/V, ispMACH L/V, ispLSI 2000V, ispLSI 5000V, ispLSI 8000V, ispMACH 5000 V/G, and Other
Mature:	ORCA 2, all 5-volt CPLDs, all SPLDs

Results of Operations

Key elements of our condensed consolidated statement of operations, expressed as a percentage of revenue, were as follows:

	Three Months Ended
	Mar. 31, 2005	Mar. 31, 2004

Revenue	100.0%	100.0%
Gross margin	56.8%	58.2%
Research and development expenses	47.9%	37.7%
Selling, general and administrative expenses	28.0%	22.2%
Amortization of intangible assets	8.6%	31.6%
Loss from operations	(27.7)%	(33.3)%

Revenue:

Revenue for the first quarter of 2005 was $51.3 million, a decrease of $7.8 million from the first quarter of 2004.  The composition of our revenue by product classification for the first quarter of 2005 and the first quarter of 2004, respectively, was as follows:

	Three Months Ended
	Mar. 31, 2005	Mar. 31, 2004
New	28%	13%
Mainstream	36%	43%
Mature	36%	44%

The composition of our revenue by geographical location of our direct and indirect customers is as follows (in thousands):

	Three Months Ended
	Mar. 31, 2005		Mar. 31, 2004
United States	$11,229	22%	$17,868	30%
Export sales:
Europe	12,910	25%	14,197	24%
Asia Pacific (other than Japan and China)	9,873	19%	9,598	16%
Japan	7,233	14%	6,822	12%
China	5,956	12%	7,283	12%
Other	4,082	8%	3,303	6%
	40,054	78%	41,203	70%
	$51,283	100%	$59,071	100%

During the first quarter of 2005, total units sold declined 12% and average selling prices decreased by 1% when compared to the first quarter of 2004. The decrease in units sold was attributable to lower sales of Mature products due to the aforementioned business conditions.  The decrease in average selling price was primarily due to product mix.  Selling prices of semiconductor products generally decline over time. Higher selling prices of new products commonly offset some or all of this decline in average selling prices, however other product mix changes can also have a significant affect on average selling prices.

There was a decline in business conditions beginning in the third quarter of 2004 which continued into the first quarter of 2005 attributable to a general weakening in the communications end market.  Geographically, as a percentage of revenue, export revenues were 78% in the March 31, 2005 quarter as compared to 70% in the March 31, 2004 quarter.  Export revenues as a percentage of overall revenue increased in the March 31, 2005 quarter and revenues from the United States decreased in the March 31, 2005 quarter compared to the March 31, 2004 quarter due to the continuing trend by our customers to perform manufacturing offshore and relative business conditions in Asia compared to the U.S.

Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See “Factors Affecting Future Results.”

Gross margin:

Our gross margin declined to 57% in the first quarter of 2005 as compared to 58% in the first quarter of 2004.  The change reflects a higher mix of New products which currently carry a lower gross margin than other products.  To a lesser extent, this decrease in gross margin also reflects the increased proportion of fixed manufacturing costs as a result of lower revenue levels in the March 31, 2005 quarter as compared to the March 31, 2004 quarter.

Research and development:

Research and development expenses increased to $24.6 million (48% of revenue) in the first quarter of 2005 from $22.3 million (38% of revenue) in the first quarter of 2004.  The increase primarily represents mask and engineering wafer costs for the completion of new products and to a lesser extent personnel related costs.  We believe that a continued commitment to research and development is essential in order to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 130nm, 90nm and beyond, mask costs are becoming increasingly more expensive and will therefore increasingly represent a greater proportion of total research and development expenses.

Selling, general and administrative expense:

Selling, general and administrative expenses increased to $14.3 million (28% of revenue) in the first quarter of 2005 as compared to $13.1 million (22% of revenue) in the first quarter of 2004.  The increase is primarily attributable to professional fees related to litigation.

Amortization of intangible assets:

Amortization of intangible assets is related to our 2002 and 2001 acquisitions and our 1999 Vantis acquisition.  Amortization of intangible assets declined to $4.4 million in the first quarter of 2005 compared to $18.7 million in the first quarter of 2004 as the intangible assets from the Vantis acquisition became fully amortized during the second quarter of 2004.

Other income, net:

Interest income was $1.7 million in the first quarter of 2005 compared to $0.8 million in the first quarter of 2004 as a result of higher interest rates.

Other income, net, of $3.4 million in the first quarter of 2005 included a $2.0 million gain on the extinguishment of $15.5 million of Zero Coupon Convertible Subordinated Notes due July 1, 2010 for $13.3 million in cash plus recognition of  $0.2 million of unamortized issuance costs.   Amortization of Zero Coupon Convertible Subordinated Notes due July 1, 2010 issuance costs was $0.3 million in the quarter.

Other income, net, of $3.1 million in the first quarter of 2004 included a gain on the sale of UMC common stock of  $2.5 million,  $0.4 million of amortization of issuance costs related to the Zero Coupon Convertible Subordinated Notes due July 1, 2010, and $0.2 million gain on foreign exchange and disposal of assets.

To the extent market conditions allow, we may make similar extinguishments of our convertible notes and sales of UMC common stock in future quarters.

Provision for income taxes:

The 2005 tax provision is related to income taxes on our foreign subsidiaries primarily engaged in selling and research and development activities.

Purchased intangible assets:

The following tables present details of the Company’s total purchased intangible assets (in millions):

March 31, 2005	Gross	Accumulated amortization	Net

Current technology	$273.6	$(248.1)	$25.5
Core technology	7.3	(3.8)	3.5
Licenses	10.2	(4.7)	5.5
Non-compete agreements	14.2	(14.0)	.2
Workforce	4.7	(2.4)	2.3
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—

Total	$355.6	$(318.6)	$37.0

December 31, 2004	Gross	Accumulated amortization	Net

Current technology	$273.6	$(245.5)	$28.1
Core technology	7.3	(3.4)	3.9
Licenses	10.2	(4.3)	5.9
Non-compete agreements	14.2	(13.8)	0.4
Workforce	4.7	(2.2)	2.5
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—

Total	$355.6	$(314.8)	$40.8

The estimated future amortization expense of purchased intangible assets as of March 31, 2005 is as follows (in millions):

Fiscal Year:	Amount

2005 (remaining nine months)	$10.6
2006	10.8
2007	9.8
2008	5.6
Later years	0.2
$37.0

The estimated future amortization expense of deferred stock compensation attributable to Research and Development activities as of March 31, 2005 is approximately $1.2 million for the remainder of 2005.

New Accounting Pronouncements:

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

In December 2004, the FASB issued a Statement “Share Based Payment—a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the company and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the company’s Consolidated Statement of Operations. The effective date of the standard is for fiscal years beginning after June 15, 2005.  Accordingly, we will adopt the standard in January 2006. This statement will have a significant impact on our Consolidated Statement of Operations, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan. At this time we have not made an estimate of the impact of this statement on our future financial results. Please refer to Note 3 to our condensed consolidated financial statements which provides historical information that may be useful in assessing the impact of this standard on our condensed consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2005, our principal source of liquidity was $253.2 million of cash and marketable securities, which was approximately $43.1 million less than the balance of $296.3 million at December 31, 2004.  This decrease was primarily due to a $25.0 million payment to Fujitsu pursuant to the Advance Payment Agreement entered into in September 2004 and the extinguishment of $15.5 million of Zero Coupon Convertible Subordinated Notes due July 1, 2010 for $13.3 million in cash.  Working capital decreased to $310.4 million at March 31, 2005 from $328.5 million at December 31, 2004.  This decrease was primarily attributable to the aforementioned Convertible Note extinguishments, timing differences in the payment of compensation costs and capital expenditures.   During the March 31, 2005 quarter, we used $28.1 million of cash from operations which included the aforementioned $25.0 million Fujitsu payment and an increase in Accounts receivable.

Accounts receivable increased by $5.4 million to $24.9 million at March 31, 2005 as compared to $19.6 million at December 31, 2004.  This increase reflects both higher billings in the March 31, 2005 quarter as compared to the December 31, 2004 quarter and the timing of billings in these two quarters.

 Inventories decreased approximately $2.1 million, or 5%, to $36.5 million at March 31, 2005 compared to $38.6 million at December 31, 2004 primarily due to higher levels of shipments in the later portion of the March 31, 2005 quarter.

Other current assets declined by $2.3 million to $44.2 million at March 31, 2005 from $46.5 million at December 31, 2004 primarily reflecting the change in market value of UMC common stock in this account during the first quarter of 2005 and the change in anticipated receipt of prepaid wafers in the next year.

Foundry investments, advances and other assets decreased by $3.6 million to $94.3 million at March 31, 2005 as compared to $97.9 million at December 31, 2004 due a reclassification of prepaid wafers to current assets and a decline in the market value of UMC common stock in this account during the first quarter of 2005.

Property and equipment, less accumulated depreciation, decreased by $1.9 million to $45.7 million at March 31, 2005 compared to $47.6 million at December 31, 2004 due to lower expenditures for capital equipment.

Intangible assets, net, decreased by $3.8 million to $37.0 million at March 31, 2005 from $40.8 million at December 31, 2004 which is attributable to amortization of these assets.

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

Our only significant operating lease is for our San Jose facility and it expires in 2008.  Annual rent is $3.9 million and increases approximately 3% annually.  Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful life of the assets.

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

As a semiconductor company, we operate in a dynamic environment marked by rapid product obsolescence. The programmable logic market is characterized by rapid technology and product evolution and in recent years the market for FPGA products has grown faster than the market for PLD products.  Currently we derive a greater proportion of our revenue from PLD products than FPGA products.  Consequently, our future success depends on our ability to introduce new FPGA and associated software products that meet evolving customer needs while achieving acceptable margins. We are presently in the process of releasing next generation FPGA product families that are critical to our ability to grow our FPGA product revenue and expand our overall revenue.  If we fail to introduce these, or other, new products in a timely manner or such products fail to achieve market acceptance, our operating results would be harmed.

Fujitsu Limited has agreed to manufacture our next generation FPGA products on its 130 nanometer and 90 nanometer CMOS process technologies, as well as on a 130 nanometer technology with embedded Flash memory that we have jointly developed with Fujitsu. The success of our next generation FPGA products is dependent on our ability to successfully partner with Fujitsu.  If for any reason we are unsuccessful in our efforts to partner with Fujitsu in connection with these next generation FPGA products, our future revenue growth would be materially adversely affected.

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

A continued downturn in the communications equipment end market and computing end market could cause a reduction in demand for our products and limit our ability to maintain or increase revenue levels and operating results.

The majority of our revenue is derived from customers in the communications equipment and computing end markets. Any deterioration in these end markets or any reduction in technology capital spending could lead to a reduction in demand for our products. For example, a general weakening in demand for our programmable logic products from our end customers in the communications end market beginning in the third quarter of 2004 has adversely affected our revenue.  Whenever adverse economic or end market conditions exist, there is likely to be an adverse effect on our operating results.

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

In September and October 2004, two shareholder derivative complaints were filed, purportedly on behalf of Lattice Semiconductor Corporation, in the Circuit Court of the State of Oregon for the County of Washington, against all members of the board of directors at that time, certain former directors, and certain executive officers. The derivative plaintiffs make allegations substantially similar to those in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. Consistent with the usual procedures for cases of this kind, these cases were consolidated into a single putative shareholder derivative action. An amended and consolidated complaint was filed on April 1, 2005.

All of the complaints generally seek an unspecified amount of damages, as well as attorney fees and costs. The cases are still in the preliminary stages, and it is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on our business, our liquidity and our financial results. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity and our financial results.

If we are unable to effectively and efficiently implement our plan to improve our internal controls there could be a material adverse effect on our operations or financial results.

We received notice from our independent registered public accounting firm that, in connection with the 2003 year-end audit, the independent registered public accounting firm identified a material weakness in our internal controls and procedures relating to separation of duties and establishment of standards for review of journal entries and related file documentation. Although we have implemented various initiatives that have remedied this material weakness, we also intend to make additional changes to our internal controls to address the issues that gave rise to the material weakness.

During our 2004 year end financial statement closing we identified a significant deficiency in our internal controls relating to a mechanical error in calculating a unique inventory allowance, which occurred because newly assigned employees did not recognize that the required allowance had been calculated and recorded by existing procedures. The error was not present in previously issued financial statements and was corrected before the year end financial statements were issued. Additional training and review procedures have been instituted to remedy this deficiency. During 2005 we intend to perform additional training as well as identify ways to modify and automate our inventory compilation processes to make them less vulnerable to manual errors.

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

We have historically used stock options as a key component of employee compensation in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes to generally accepted accounting principles that require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives beginning in the quarter ending March 31, 2006. To the extent that these or other new regulations make it more difficult or expensive to grant options to employees, we will incur increased compensation costs. We may also change our equity compensation strategy or find it difficult to attract, retain and motivate employees. Any of these results could materially and adversely affect our business.

Our wafer supply could be interrupted or reduced, which may result in a shortage of products available for sale.

We do not manufacture finished silicon wafers. Currently, our silicon wafers are manufactured by Seiko Epson in Japan, UMC in Taiwan, Chartered Semiconductor in Singapore, and Fujitsu in Japan.  If any of our current or future foundry partners significantly interrupts or reduces our wafer supply, our operating results could be harmed.

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

The reliable manufacture of high performance programmable logic devices is a complicated and technically demanding process requiring:

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

All of our major silicon wafer suppliers operate fabs located in Asia. Additionally, our finished silicon wafers are assembled and tested by independent contractors located in China, Japan, Malaysia, the Philippines, South Korea and Taiwan. Economic, financial, social and political conditions in Asia have historically been volatile. Financial difficulties, governmental actions or restrictions, prolonged work stoppages, political unrest, war or any other difficulties experienced by our suppliers may disrupt our supply and could harm our operating results.

Export sales account for the majority of our revenues and may decline in the future due to economic and governmental uncertainties.

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

Our quarterly operating results have fluctuated in the past and may continue to fluctuate. Consequently, our operating results may fail to meet the expectations of analysts and investors. As a result of industry conditions and the following specific factors, our quarterly operating results are more likely to fluctuate and are more difficult to predict than a typical non-technology company of our size and maturity:

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

At March 31, 2005, our book value per share was $4.67, compared to our stock price which has ranged from a low of $4.26 per share to a high of $6.00 per share in the six months ended March 31, 2005. Presently, our stock price is trading near our consolidated book value. Should our stock price drop below book value for a sustained period, it may become necessary to record an impairment charge to goodwill which would reduce our results of operations.

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

Currently we hold substantial equity in UMC, which we acquired as part of a strategic investment to obtain certain manufacturing rights. The market price and valuation of these equity shares has fluctuated widely due to business, stock market or other conditions over which we have little control. During 2001, we recorded a pre-tax impairment loss related to this investment. In the future, UMC common stock may continue to experience significant price volatility. In 2002 and in 2004, we sold a portion of our UMC common stock, but have otherwise not attempted to reduce or eliminate this equity price risk through hedging or similar techniques.  As a result substantial, sustained changes in the market price of UMC common stock could impact our financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from what we reported in the Form 10K Annual Report for the year ended December 31, 2004.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

This portion of our quarterly report is our disclosure of the conclusions of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, based on management’s evaluation of those disclosure controls and procedures. Please read this disclosure in conjunction with the certifications attached as Exhibit 31.1 and 31.2 to this quarterly report for a more complete understanding of the topics presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In September and October 2004, two shareholder derivative complaints were filed, purportedly on behalf of Lattice Semiconductor Corporation, in the Circuit Court of the State of Oregon for the County of Washington, against all members of the board of directors at that time, certain former directors, and certain executive officers. The derivative plaintiffs make allegations substantially similar to those in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. Consistent with the usual procedures for cases of this kind, these cases were consolidated into a single putative shareholder derivative action. An amended and consolidated complaint was filed on April 1, 2005.

All of the complaints generally seek an unspecified amount of damages, as well as attorney fees and costs. The cases are still in the preliminary stages, and it is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on our business, our liquidity and our financial results. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity and our financial results.

Item 6. Exhibits.

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

Date: May 11, 2005

By:	/s/ Jan Johannessen
Jan Johannessen
Corporate Vice President and Chief Financial Officer