Form 10-Q
period 2005-07-02
LATTICE SEMICONDUCTOR CORP
filed 2005-08-11
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

Yes  ☒   No  ☐

At August 8, 2005, there were 113,615,553 shares of the Registrant’s common stock, $.01 par value, outstanding.

The information contained in this Form 10-Q is as of August 10, 2005. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.

LATTICE SEMICONDUCTOR CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Statement of Operations - Three and Six Months Ended June 30, 2005 and June 30, 2004

Condensed Consolidated Balance Sheet - June 30, 2005 and December 31, 2004

Condensed Consolidated Statement of Cash Flows - Six Months Ended June 30, 2005 and June 30, 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.

Exhibits

Signatures

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in them. The key factors that could cause our actual results to differ materially from the forward-looking statements include any actions resulting from the conclusion of the Audit Committee’s examination and the ongoing Special Litigation Committee’s investigation and the Securities and Exchange Commission’s ongoing informal inquiry, overall semiconductor market conditions, market acceptance and demand for our new products, our dependencies on our silicon wafer supplier, the impact of competitive products and pricing, technological and product development risks, and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including but not limited to the items discussed in “Factors Affecting Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report. You should not unduly rely on forward-looking statements because our actual results could materially differ from those expressed in any forward-looking statements made by us.  Further, any forward-looking statement applies only as of the date on which it is made.  We are not required to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Revenue	$52,396	$60,939	$103,679	$120,010

Costs and expenses:
Cost of products sold	22,862	26,232	45,033	50,951
Research and development	24,483	22,599	49,040	44,858
Selling, general and administrative	16,433	14,069	30,766	27,156
Amortization of intangible assets (1)	4,113	17,051	8,529	35,705

Total costs and expenses	67,891	79,951	133,368	158,670

Loss from operations	(15,495)	(19,012)	(29,689)	(38,660)

Other income, net	7,436	3,136	10,845	6,243

Loss before income tax expense	(8,059)	(15,876)	(18,844)	(32,417)

Income tax expense	100	100	200	100

Net loss	$(8,159)	$(15,976)	$(19,044)	$(32,517)

Basic net loss per share	$(0.07)	$(0.14)	$(0.17)	$(0.29)

Diluted net loss per share	$(0.07)	$(0.14)	$(0.17)	$(0.29)

Shares used in per share calculations:

Basic	113,469	112,812	113,463	112,728

Diluted	113,469	112,812	113,463	112,728

(1) Includes $582 and $1,324 of amortization of deferred stock compensation expense for the three months ended June 30, 2005 and June 30, 2004, respectively, and $1,196 and $2,130 for the six months ended June 30, 2005 and June 30, 2004, respectively, attributable to research and development activities.

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share and par value data)

(unaudited)

	June 30, 2005	December 31, 2004
Assets

Current assets:
Cash and cash equivalents	$60,308	$44,816
Marketable securities	214,097	251,479
Accounts receivable, net	26,001	19,587
Inventories	34,135	38,634
Other current assets	24,494	46,527

Total current assets	359,035	401,043

Foundry investments, advances and other assets	89,480	97,877
Property and equipment, net	45,153	47,586
Intangible assets, net	33,514	40,795
Goodwill	223,556	223,605

	$750,738	$810,906

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$42,616	$61,138
Deferred income on sales to distributors	11,637	11,399
Income taxes payable	12	23

Total current liabilities	54,265	72,560

Zero Coupon Convertible Subordinated Notes due in 2010	143,500	169,000
Other long-term liabilities	27,134	26,755
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 113,616,000 and 113,610,000 shares issued and outstanding	1,136	1,136
Paid-in capital	590,258	590,270
Deferred stock compensation	(651)	(1,867)
Accumulated other comprehensive income	2,730	1,642
Deficit	(67,634)	(48,590)

Total stockholders’ equity	525,839	542,591

	$750,738	$810,906

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net loss	$(19,044)	$(32,517)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,642	47,111
Gain on sale of UMC common stock	(4,291)	(5,562)
Gain on extinguishment of Zero Coupon Convertible Subordinated Notes	(3,518)	—
Changes in assets and liabilities:
Accounts receivable	(6,414)	(2,141)
Inventories	4,499	5,860
Foundry investments, advances and other assets	6,093	1,182
Accounts payable and accrued expenses	(20,510)	(399)
Deferred income on sales to distributors	238	5,375
Other liabilities	291	(64)
Income taxes payable	(11)	(30)
Total adjustments	(5,981)	51,332

Net cash (used in) provided by operating activities	(25,025)	18,815

Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	156,044	103,646
Purchase of marketable securities	(118,662)	(128,498)
Proceeds from sale of equity securities (principally UMC common stock)	27,464	18,898
Capital expenditures	(4,654)	(6,838)
Net cash provided by (used in) investing activities	60,192	(12,792)

Cash flows from financing activities:
Extinguishment of Zero Coupon Convertible Subordinated Notes	(21,682)	—
Advances on Yen line of credit	5,037	—
Pay down on Yen line of credit	(3,038)	—
Net proceeds from issuance of common stock	8	2,209

Net cash (used in) provided by financing activities	(19,675)	2,209

Net increase in cash and cash equivalents	15,492	8,232

Beginning cash and cash equivalents	44,816	35,276

Ending cash and cash equivalents	$60,308	$43,508

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$114	$—
Cash paid for interest	17	—

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on appreciation (depreciation) of foundry investments included in Accumulated other comprehensive income	$5,664	$(11,221)

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation:

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

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

We report based on a 52 or 53 week year ending on the Saturday closest to December 31. For ease of presentation, we have adopted the convention of using March 31, June 30, September 30, and December 31, as period end dates for all financial statement captions.

Note 2 – Revenue Recognition:

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

The most significant difference between the computation of basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as stock options, warrants and convertible subordinated notes as outstanding.  For all periods presented, the computation of net loss per share excludes the effect of shares issuable upon exercise of conversion of our stock options, warrants and Zero Coupon Convertible Subordinated Notes due July 1, 2010, aggregating 15.8 million shares and 16.4 million shares for the second quarter and the first six months of 2005, respectively, and 21.8 million shares and 32.1 million shares for the second quarter and first six months of 2004, respectively, as they were antidilutive. A reconciliation of basic and diluted net loss per share is presented below (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Basic and diluted net loss	$(8,159)	$(15,976)	$(19,044)	$(32,517)

Shares used in basic net loss per share calculations	113,469	112,812	113,463	112,728

Dilutive effect of stock options, warrants and convertible notes	—	—	—	—

Shares used in diluted net loss per share	113,469	112,812	113,463	112,728

Basic net loss per share	$(0.07)	$(0.14)	$(0.17)	$(0.29)

Diluted net loss per share	$(0.07)	$(0.14)	$(0.17)	$(0.29)

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

	Grants for
	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Stock Options:
Expected volatility	45.4%	51.8%	45.6%	52.3%
Risk-free interest rate	3.7%	3.2%	3.6%	3.0%
Expected life from vesting date	1.2 years	1.5 years	1.2 years	1.5 years
Dividend yield	0%	0%	0%	0%

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

The resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted were $1.58 and $3.06 for the second quarter of 2005 and 2004, respectively, and $1.61 and $3.42 for the first six months of 2005 and 2004, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Our pro forma information is as follows (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net loss, as reported	$(8,159)	$(15,976)	$(19,044)	$(32,517)
Add: Stock-based employee compensation expense included in reported loss	582	1,324	1,196	2,130
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,208)	(5,127)	(4,785)	(10,158)
Pro forma net loss	$(9,785)	$(19,779)	$(22,633)	$(40,545)

Net loss per share:
Basic-as reported	$(0.07)	$(0.14)	$(0.17)	$(0.29)
Basic-pro forma	$(0.09)	$(0.18)	$(0.20)	$(0.36)

Diluted-as reported	$(0.07)	$(0.14)	$(0.17)	$(0.29)
Diluted-pro forma	$(0.09)	$(0.18)	$(0.20)	$(0.36)

Note 4 – Inventories (in thousands):

	June 30, 2005	Dec. 31, 2004
Work in progress	$25,051	$29,148
Finished goods	9,084	9,486
	$34,135	$38,634

Note 5 – Changes in Stockholders’ Equity (in thousands):

	Common stock	Paid-in capital	Deferred stock compensation	Accumulated other comprehensive income	Deficit	Total
Balances, Dec. 31, 2004	$1,136	$590,270	$(1,867)	$1,642	$(48,590)	$542,591

Common stock issued	—	8	—	—	—	8

Unrealized gain on foundry investments, net (Note 6)	—	—	—	5,664	—	5,664

Recognized gain on sale of foundry investments previously unrealized (Note 6)	—	—	—	(4,460)	—	(4,460)

Unrealized loss on stock holdings	—	—	—	(40)	—	(40)

Deferred stock compensation	—	(20)	20	—	—	—

Amortization of deferred stock compensation	—	—	1,196	—	—	1,196

Translation adjustment	—	—	—	(76)	—	(76)

Net loss for the six-month period	—	—	—	—	(19,044)	(19,044)

Balances, June 30, 2005	$1,136	$590,258	$(651)	$2,730	$(67,634)	$525,839

Total comprehensive loss for the first six months of 2005 was approximately $18.0 million and substantially comprises a $19.0 million net loss from operations, $5.7 million unrealized gain on foundry investments, and a $4.5 million gain on sale of foundry investments previously included in Accumulated other comprehensive income.

Note 6 – Foundry Investments, Advances and Other Assets (in thousands):

		June 30, 2005	Dec. 31, 2004
Foundry investments and other assets		$51,787	$72,158
Wafer supply advances		53,783	62,811
		105,570	134,969
Less:	UMC common stock available for sale	—	(24,202)
	Current portion of wafer advance	(16,090)	(12,890)
		$89,480	$97,877

As of June 30, 2005, we owned 23.3 million shares of UMC common stock, all of which are restricted by the terms of our agreement with UMC.  Under the terms of the UMC agreement, if we sell any of these restricted shares, our rights to guaranteed wafer capacity at UMC may be reduced on a pro-rata basis based on the number of shares that we sell.  If we sell over 10.1 million of these restricted shares, we may lose all of our rights to guaranteed wafer capacity at UMC.

During the second quarter of 2005, we sold 37.5 million shares of UMC common stock for a net gain of $4.3 million which was previously recorded as an unrealized gain in Accumulated other comprehensive income. Also in the second quarter of 2005, we recorded a $3.0 million increase in unrealized gain related to the market value increase of our UMC common stock that remains on hand at June 30, 2005. If we liquidate our UMC common stock, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.

Note 7 – Purchased Intangible Assets:

The following tables present details of the Company’s total purchased intangible assets (in millions):

June 30, 2005	Gross	Accumulated amortization	Net

Current technology	$273.6	$(250.7)	$22.9
Core technology	7.3	(4.1)	3.2
Licenses	10.2	(5.0)	5.2
Non-compete agreements	14.2	(14.1)	0.1
Workforce	4.7	(2.6)	2.1
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—

Total	$355.6	$(322.1)	$33.5

December 31, 2004	Gross	Accumulated amortization	Net

Current technology	$273.6	$(245.5)	$28.1
Core technology	7.3	(3.4)	3.9
Licenses	10.2	(4.3)	5.9
Non-compete agreements	14.2	(13.8)	0.4
Workforce	4.7	(2.2)	2.5
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—

Total	$355.6	$(314.8)	$40.8

The estimated future amortization expense of purchased intangible assets as of June 30, 2005 is as follows (in millions):

Fiscal Year:	Amount

2005 (remaining six months)	$7.1
2006	10.8
2007	9.8
2008	5.6
2009	0.2
$33.5

The estimated future amortization expense of deferred stock compensation attributable to research and development activities as of June 30, 2005 is approximately $0.6 million for the remainder of 2005.

Note 8 – New Accounting Pronouncements:

In March 2004, the Emerging Issues Task Force reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF 03-01.  The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that was effective for fiscal years ending after June 15, 2004.  In July 2005, the FASB decided to issue proposed FSP EITF 03-01-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-01,” as final. The final FSP (retitled FSP FAS 115-1) will supersede EITF 03-01 and would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Management will evaluate the effect of adopting the recognition and measurement guidance when the matter is finalized.

In December 2004, the FASB issued a Statement entitled, “Share Based Payment – a revision of SFAS No. 123, Accounting for Stock Based Compensation,” that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the company and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the company’s Consolidated Statement of Operations. The effective date of the standard is for fiscal years beginning after June 15, 2005.  Accordingly, we will adopt the standard in January 2006. This statement will have a significant impact on our Consolidated Statement of Operations, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan. At this time we have not made an estimate of the impact of this statement on our future financial results. Please refer to Note 3 to our condensed consolidated financial statements which provides historical information that may be useful in assessing the impact of this standard on our condensed consolidated financial statements.

In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, which expresses the staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 is effective March 29, 2005. We will consider the guidance of this SAB as we adopt SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

Note 9 – Legal Matters:

In September and October 2004, three putative class action complaints were filed in the United States District Court for the District of Oregon against Lattice Semiconductor Corporation, our Chief Executive Officer and President Stephen A. Skaggs, and our former Chief Executive Officer Cyrus Y. Tsui. These complaints were filed on behalf of a putative class of investors who purchased our stock between April 22, 2003 and April 19, 2004.  They generally allege violations of federal securities laws arising out of our previously announced restatement of financial results for the first, second, and third quarters of 2003. Consistent with the usual procedures for cases of this kind, these cases were amended and consolidated into a single action. In an amended and consolidated complaint filed January 27, 2005 our former President and our former Controller were added as defendants. We believe that the complaints are without merit, and we intend to vigorously defend against the lawsuits.

In September and October 2004, two shareholder derivative complaints were filed, purportedly on behalf of Lattice Semiconductor Corporation, in the Circuit Court of the State of Oregon for the County of Washington, against all members of the board of directors at the time, certain former directors, and certain executive officers. The derivative plaintiffs make allegations substantially similar to those in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment.  Consistent with the usual procedures for cases of this kind, these cases were consolidated into a single putative shareholder derivative action. On April 1, 2005, an amended and consolidated complaint was filed. On May 16, 2005, the Company, acting through a Special Litigation Committee (“SLC”) appointed by the Board of Directors, filed a motion to stay the proceedings to allow the SLC to conduct an investigation. On July 18th, the Circuit Court held a hearing and stayed the action for 60 days from submission of an order to the Court or until a status conference is held, whichever occurs first. A status conference is currently scheduled for September 26, 2005.

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

On June 14, 2005, we announced that our Audit Committee, in connection with its responsibilities for financial oversight, was conducting an internal examination.  The examination concerned issues primarily associated with executive compensation and several items pertaining to our internal controls.  On August 9, 2005, we announced that the Audit Committee had concluded the examination. We have furnished information regarding the matters examined by the Audit Committee to the Securities and Exchange Commission, which is conducting an ongoing informal inquiry into our prior restatement of financial results.  We are cooperating fully with the Securities and Exchange Commission and intend to continue to do so. We cannot predict the duration or outcome of the Securities and Exchange Commission’s inquiry. If the Securities and Exchange Commission expands its informal inquiry or decides to pursue enforcement action against us, or any other governmental agency or regulatory body takes similar action, our management could be distracted, we could incur substantial costs and there could be a material adverse effect on our business. The matters that the Audit Committee was examining were brought to its attention by the Special Litigation Committee of the board of directors, which was established for the purpose of conducting a review and examination of the claims contained in the aforementioned shareholder derivative complaints.

We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity and our financial results. Periodically, we review the status of each significant matter and assess its potential financial exposure.  If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we then accrue a liability for the estimated loss. Any liability for estimated loss is based on the criteria in SFAS No. 5, “Accounting for Contingencies”. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise estimates. Presently, no accrual has been estimated under SFAS No. 5 for potential losses that may or may not arise from the current lawsuits in which we are involved. Accruals include billings for legal services performed to date and expected to be performed in the future in connection with the matters described above.

Note 10 – Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenues by major geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

United States revenue:	$13,092	$15,257	$24,321	$33,125
Export revenue:
Europe	12,141	13,865	25,051	28,062
Asia Pacific (other than Japan and China)	9,080	11,284	18,953	21,091
Japan	7,553	7,918	14,786	14,740
China	7,090	9,680	13,046	16,754
Other	3,440	2,935	7,522	6,238
Total revenue from exports	39,304	45,682	79,358	86,885
Total revenue	$52,396	$60,939	$103,679	$120,010

Resale of product through two distributors accounted for approximately 14% and 10% of revenue in the first six months of 2005, and 13% and 11%, respectively, for the first six months of 2004. More than 90% of our property and equipment is located in the United States.

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

Overview of Three Month and Six Month Periods Ended June 30, 2005

Revenue for our business in the second quarter and first six months ended June 30, 2005 decreased to $52.4 million and $103.7 million, respectively, compared to $60.9 million and $120.0 million for the second quarter and first six months ended June 30, 2004, respectively. The revenue decline is attributable to Mainstream* and Mature* products which declined 36% and 24%, respectively, for the second quarter and more than offset revenue growth from New* products which increased 70% for the same time period. Likewise, Mainstream* and Mature* products declined 31% and 28%, respectively, for the first six months of 2005 and more than offset revenue growth from New* products which increased 77% for the same time period. Among other things, future revenue growth is dependent on favorable market acceptance of our New* products. The decline in revenue for the periods referenced is attributable to reduced end market demand.

Revenue attributable to PLD and FPGA products declined 15% and 12%, respectively, for the second quarter of 2005 compared to the second quarter of 2004. Likewise, PLD and FPGA product revenue declined 13% and 16%, respectively, for the first six months of 2005 compared to the first six months of 2004.

Our gross margin percentage declined to 56.4% and 56.6% in the second quarter and first six months of 2005, respectively, compared to 57.0% and 57.5% in the second quarter and first six months of 2004, respectively.  These changes are primarily due to growth in New* products, which currently carry an initial lower gross margin, and a decline in revenue from Mature* products, which typically have a higher gross margin.

Research and development expenses increased to $24.5 million (47% of revenue) and $49.0 million (47% of revenue) in the second quarter and first six months of 2005, respectively, compared to $22.6 million (37% of revenue) and $44.9 million (37% of revenue) in the second quarter and first six months of 2004, respectively. These increases primarily represent mask and engineering wafer costs to support development of new products and to a lesser extent personnel related costs. As we continue to move to more advanced process technologies such as 90nm and beyond, mask costs are becoming increasingly more expensive and will therefore increasingly represent a greater proportion of total research and development expenses. We expect to continue to make significant investments in research and development.

Selling, general and administrative expenses increased to $16.4 million (31% of revenue) and $30.8 million (30% of revenue) in the second quarter and first six months of 2005, respectively, compared to $14.1 million (23% of revenue) and $27.2 million (23% of revenue) in the second quarter and first six months of 2004, respectively. These increases in expenses are attributable to a $4.0 million charge during the second quarter for legal expenses related to the pending shareholder class action and derivative suit, the recently completed Audit Committee’s examination, the Special Litigation Committee’s ongoing investigation and the Securities and Exchange Commission’s ongoing informal inquiry, for a total charge of $5.0 million during the first six months of 2005. These increases are partially offset by decreases primarily in consulting services, employee benefits and other miscellaneous items.

Amortization of intangible assets declined to $4.1 million and $8.5 million in the second quarter and first six months of 2005, respectively, compared to $17.1 million and $35.7 million, respectively, for the same periods in 2004. Amortization of intangible assets acquired in the 1999 Vantis acquisition was completed during the June 30, 2004 quarter which accounts for most of the decline. These non-cash amortization charges are currently expected to be substantially eliminated in 2008.

Other income, net, was $7.4 million and $10.8 million in the second quarter and first six months of 2005, respectively, and included a $4.3 million net gain during the second quarter from the sale of UMC common stock, gain in the second quarter and first six months of 2005 on the extinguishment of Zero Coupon Convertible Subordinated Notes due July 1, 2010 (“Convertible Notes”) of $1.5 million and $3.5 million, respectively, and interest and dividends on short term investments and cash equivalents of $1.9 million and $3.6 million, respectively, partially offset by amortization of issuance costs on our Convertible Notes.  Other income, net, of $3.1 million in the second quarter of 2004 included a net gain on the sale of UMC common stock of $3.0 million, and $0.4 million of amortization of issuance costs related to the Convertible Notes  and $0.4 million loss on foreign exchange and disposal of assets. For the six month period ended June 30, 2004, other income, net, of $6.2 million included net gain on the sale of UMC common stock of $5.6 million and $0.8 million of amortization of issuance costs related to the Convertible Notes.

We are paying foreign income taxes which are reflected in the Condensed Consolidated Statement of Operations and are primarily related to the cost of operating our offshore sales subsidiaries. We are not currently paying federal or state income taxes and do not expect to pay or accrue such taxes in 2005. We expect to continue to pay foreign income taxes at current levels.

* Product Classification:

New:	LatticeEC/P, LatticeXP, MachXO, FPSC, XPLD, XPGA, GDX2, ORCA 4, ispMACH 4000/Z, ispPAC-PWR, ispCLK
Mainstream:	ORCA 3, GDX/V, ispMACH L/V, ispLSI 2000V, ispLSI 5000V, ispLSI 8000V, ispMACH 5000VG, and Other
Mature:	ORCA 2, all 5-Volt CPLDs, all SPLDs

Results of Operations

Key elements of our consolidated statement of operations, expressed as a percentage of revenues, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Revenue	100.0%	100.0%	100.0%	100.0%
Gross margin	56.4%	57.0%	56.6%	57.5%
Research and development expenses	46.7%	37.1%	47.3%	37.4%
Selling, general and administrative expenses	31.4%	23.1%	29.7%	22.6%
Amortization of intangible assets	7.8%	28.0%	8.2%	29.8%
Loss from operations	(29.6)%	(31.2)%	(28.6)%	(32.2)%

Revenue:

Revenue for the second quarter of 2005 decreased by $8.5 million, or 14%, as compared to the second quarter of 2004, and by $16.3 million, or 14%, for the first six months of 2005 as compared to the first six months of 2004. The composition of our revenue by product classification for the second quarter and first six months of 2005 and 2004, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
FPGA	19%	18%	18%	19%
PLD	81%	82%	82%	81%

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
New	32%	16%	30%	15%
Mainstream	32%	43%	34%	43%
Mature	36%	41%	36%	42%

The composition of our revenue by geographical location of our direct and indirect customers is as follows (in thousands):

	Three Months Ended
	June 30, 2005		June 30, 2004

United States revenue:	$13,092	25%	$15,257	25%
Export revenue:
Europe	12,141	23%	13,865	23%
Asia Pacific (other than Japan and China)	9,080	17%	11,284	18%
Japan	7,553	14%	7,918	13%
China	7,090	14%	9,680	16%
Other	3,440	7%	2,935	5%
Total revenue from exports	39,304	75%	45,682	75%
Total revenue	$52,396	100%	$60,939	100%

	Six Months Ended
	June 30, 2005		June 30, 2004

United States revenue:	$24,321	24%	$33,125	28%
Export revenue:
Europe	25,051	24%	28,062	23%
Asia Pacific (other than Japan and China)	18,953	18%	21,091	18%
Japan	14,786	14%	14,740	12%
China	13,046	13%	16,754	14%
Other	7,522	7%	6,238	5%
Total revenue from exports	79,358	76%	86,885	72%
Total revenue	$103,679	100%	$120,010	100%

During the second quarter and first six months of 2005 compared to the same periods in 2004, total units sold decreased by 14% and 13%, respectively, while average selling prices remained consistent during the second quarter and decreased 1% in the first six months of 2005. The decrease in units sold was predominantly attributable to lower sales of Mainstream and Mature products due to reduced end market demand. The decrease in average selling price was primarily due to product mix. Selling prices of our products generally decline over time. Higher selling prices of new products commonly offset some or all of this decline in average selling prices, however product mix changes can also have a significant effect on average sales prices.

Geographically, as a percentage of revenue, export revenues were 75% in both the June 30, 2005 and 2004 quarters, and were 76% for the first six months of 2005 compared to 72% for the first six months of 2004.  Export revenues as a percentage of overall revenue increased in the first six months of 2005 and revenues from the United States decreased in the first six months of 2005 compared to the same period in 2004 due to the continuing trend by our customers to perform manufacturing offshore, and relative business conditions in Asia compared to the U.S.

Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See “Factors Affecting Future Results.”

Gross Margin:

The gross margin percentage decreased from 57.0% in the second quarter of 2004 to 56.4% in the second quarter of 2005. Likewise, our gross margin declined from 57.5% for the first six months of 2004 to 56.6% for the first six months of 2005. These changes reflect revenue growth in New* products, which currently carry an initial lower gross margin, and a decline in revenue from Mature* products, which typically carry a higher gross margin.

Research and Development:

Research and development expenses increased by $1.9 million and $4.2 million in the second quarter and first six months of 2005, respectively, when compared to the same periods in 2004. The increase primarily represents mask and engineering wafer costs for the completion of new products and to a lesser extent personnel related costs. We believe that a continued commitment to research and development is essential in order to achieve and maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 90nm and beyond, mask costs are becoming increasingly more expensive and will therefore increasingly represent a greater proportion of total research and development expenses.

Selling, General and Administrative Expense:

Selling, general and administrative expenses increased approximately $2.4 million and $3.6 million, respectively, in the second quarter and first six months of 2005 when compared to the same periods of 2004. These increases in expenses are attributable to a $4.0 million charge during the second quarter for legal expenses related to the pending shareholder class action and derivative suit, the recently completed Audit Committee’s examination, the Special Litigation Committee’s ongoing investigation and the Securities and Exchange Commission’s ongoing informal inquiry, for a total charge of $5.0 million during the first six months of 2005. These increases are partially offset by decreases primarily in consulting services, employee benefits and other miscellaneous items.

Amortization of Intangible Assets:

Amortization of intangible assets is related to our 2002 and 2001 acquisitions and our 1999 Vantis acquisition. Amortization of intangible assets declined to $4.1 million in the second quarter of 2005 compared to $17.1 million in the second quarter of 2004, and to $8.5 million in the first six months of 2005 compared to $35.7 million in the first six months of 2004 as the intangible assets from the Vantis acquisition became fully amortized during the second quarter of 2004.

 Other Income, net:

Interest income was $1.9 million and $3.6 million in the second quarter and first six months of 2005, respectively, compared to $0.9 million and $1.7 million, respectively, for the same periods of 2004. The increase was a result of higher interest rates.

Other income, net, of $7.4 million in the second quarter of 2005 included a $4.3 million net gain on the sale of UMC common stock, and a $1.5 million gain on the extinguishment of $10.0 million of our Convertible Notes for $8.4 million in cash, which required recognition of $0.1 million of unamortized issuance costs.  Amortization of Convertible Notes issuance costs was $0.2 million in the second quarter of 2005. For the six month period ended June 30, 2005, other income, net, of $10.8 million included a net gain on the sale of UMC common stock of $4.3 million and a gain of $3.5 million on the extinguishment of $25.5 million of Convertible Notes for $21.7 million in cash, which required recognition of $0.3 million of unamortized issuance costs. Amortization of Convertible Notes issuance costs was $0.5 million for the first six months of 2005.

Other income, net, of $3.1 million in the second quarter of 2004 included a net gain on the sale of UMC common stock of $3.0 million, and $0.4 million of amortization of issuance costs related to the Convertible Notes  and $0.4 million loss on foreign exchange and disposal of assets. For the six month period ended June 30, 2004, other income, net, of $6.2 million included net gain on the sale of UMC common stock of $5.6 million and $0.8 million of amortization of issuance costs related to the Convertible Notes.

Provision for Income Taxes:

The 2005 tax provision is related to income taxes on our foreign subsidiaries primarily engaged in selling and research and development activities.

Purchased Intangible Assets:

The following tables present details of the Company’s total purchased intangible assets (in millions):

June 30, 2005	Gross	Accumulated amortization	Net

Current technology	$273.6	$(250.7)	$22.9
Core technology	7.3	(4.1)	3.2
Licenses	10.2	(5.0)	5.2
Non-compete agreements	14.2	(14.1)	0.1
Workforce	4.7	(2.6)	2.1
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—

Total	$355.6	$(322.1)	$33.5

December 31, 2004	Gross	Accumulated amortization	Net

Current technology	$273.6	$(245.5)	$28.1
Core technology	7.3	(3.4)	3.9
Licenses	10.2	(4.3)	5.9
Non-compete agreements	14.2	(13.8)	0.4
Workforce	4.7	(2.2)	2.5
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—

Total	$355.6	$(314.8)	$40.8

The estimated future amortization expense of purchased intangible assets as of June 30, 2005 is as follows (in millions):

Fiscal Year:	Amount

2005 (remaining six months)	$7.1
2006	10.8
2007	9.8
2008	5.6
2009	0.2
$33.5

The estimated future amortization expense of deferred stock compensation attributable to research and development activities as of June 30, 2005 is approximately $0.6 million for the remainder of 2005.

New Accounting Pronouncements:

In March 2004, the Emerging Issues Task Force reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments with the scope of EITF 03-01.  The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments which was effective for fiscal years ending after June 15, 2004.  In July 2005, the FASB decided to issue proposed FSP EITF 03-01-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-01,” as final. The final FSP (retitled FSP FAS 115-1) will supersede EITF 03-01 and would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Management will evaluate the affect of adopting the recognition and measurement guidance when the matter is finalized.

In December 2004, the FASB issued a Statement entitled, “Share Based Payment” – a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the company and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the company’s Consolidated Statement of Operations. The effective date of the standard is for fiscal years beginning after June 15, 2005.  Accordingly, we will adopt the standard in January 2006. This statement will have a significant impact on our Consolidated Statement of Operations, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan. At this time we have not made an estimate of the impact of this statement on our future financial results. Please refer to Note 3 to our condensed consolidated financial statements which provides historical information that may be useful in assessing the impact of this standard on our condensed consolidated financial statements.

In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, which expresses the staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 is effective March 29, 2005. We will consider the guidance of this SAB as we adopt SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

As of June 30, 2005, our principal source of liquidity was $274.4 million of cash and marketable securities, which was approximately $21.9 million less than the balance of $296.3 million at December 31, 2004. This decrease was due primarily to the use of $25.0 million in operations, which includes a $25.0 million payment to Fujitsu pursuant to the Advance Payment Agreement entered into in September 2004 and the extinguishment of $25.5 million of Convertible Notes for $21.7 million in cash offset by $27.4 million in proceeds from the sale of UMC common stock. Working capital decreased to $304.8 million at June 30, 2005 from $328.5 million at December 31, 2004. This decrease was primarily attributable to the aforementioned Convertible Note extinguishments and capital expenditures. During the first half of the year, we used $25.0 million of cash from operations, which included the aforementioned $25.0 million Fujitsu payment.

Accounts Receivable increased by $6.4 million to $26.0 million at June 30, 2005 as compared to $19.6 million at December 31, 2004.  This increase reflects both higher billings in the June 30, 2005 quarter and the timing of billings.

Inventories decreased $4.5 million to $34.1 million at June 30, 2005 compared to $38.6 million at December 31, 2004 primarily due to levels of shipments greater than procurements in the six month period ending June 30, 2005.

Other current assets declined by $22.0 million to $24.5 million at June 30, 2005 from $46.5 million at December 31, 2004 primarily reflecting the sale of UMC common stock during the second quarter of 2005 offset by the increase in anticipated receipt of prepaid wafers in the subsequent 12 month period.

Foundry investments, advances and other assets decreased by $8.4 million to $89.5 million at June 30, 2005 as compared to $97.9 million at December 31, 2004 due to a reclassification of prepaid wafers to current assets, offset by an increase in the market value of UMC common stock during the second quarter of 2005.

Property and equipment, less accumulated depreciation and amortization, decreased by $2.4 million to $45.2 million at June 30, 2005 compared to $47.6 million at December 31, 2004 due to depreciation expense being greater than expenditures for capital equipment.

Intangible assets, net, decreased by $7.3 million to $33.5 million at June 30, 2005 from $40.8 million at December 31, 2004 which is attributable to amortization of these assets.

We believe that our existing liquid resources and expected cash generated from future operations combined with our ability to borrow additional funds will be adequate to meet our operating and capital requirements and obligations for the next 12 months, which includes a payment to Fujitsu of $75.0 million expected to be made during the first half of 2006 contingent upon the achievement of certain milestones. We may in the future seek new or additional sources of funding. In addition, in order to secure additional wafer supply, we may from time to time consider various financial arrangements including joint ventures, equity investments, advance purchase payments, loans, or similar arrangements with independent wafer manufacturers in exchange for committed wafer capacity. To the extent that we pursue any such additional financing arrangements, additional debt or equity financing may be required. There can be no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financing will decrease existing stockholders’ equity percentage ownership and may, depending on the price at which the equity is sold, result in dilution.

Contractual Obligations

As previously disclosed, our only significant operating lease is for our San Jose, California, facility and it expires in 2008.  Annual rent is $3.9 million and increases approximately 3% annually.  Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful life of the assets.

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

As a semiconductor company, we operate in a dynamic environment marked by rapid product obsolescence.  The programmable logic market is characterized by rapid technology and product evolution and in recent years the market for FPGA products has grown faster than the market for PLD products. Currently we derive a greater proportion of our revenue from PLD products than FPGA products. Consequently, our future success depends on our ability to introduce new FPGA and associated software design tool products that meet evolving customer needs while achieving acceptable margins. We are presently shipping initial samples of next generation FPGA product families that are critical to our ability to grow our FPGA product revenue and expand our overall revenue. We have also upgraded our customer design tool in this most recent quarter. If these products or future new products fail to achieve market acceptance, our operating results would be harmed.

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

The introduction of new silicon and software design tool products in a dynamic market environment presents significant business challenges.  Product development commitments and expenditures must be made well in advance of product sales.  The market reception of new products depends on accurate projections of long-term customer demand, which by their nature are uncertain.

Our future revenue growth is dependent on market acceptance of our new silicon and software design tool products and the continued market acceptance of our current products.  The success of these products is dependent on a variety of specific technical factors including:

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

To develop new products and maintain the competitiveness of existing products, we need to migrate to more advanced wafer manufacturing processes that use larger wafer sizes and smaller device geometries.  We also may need to use additional foundries.  Because we depend upon foundries to provide their facilities and support for our process technology development, we may experience delays in the availability of advanced wafer manufacturing process technologies at existing or new wafer fabrication facilities. As a result, volume production of our advanced process technologies at the fabs of Fujitsu, Seiko Epson, UMC or future foundries may not be achieved.  This could harm our operating results.

A downturn in the communications equipment end market and computing end market could cause a reduction in demand for our products and limit our ability to maintain or increase revenue levels and operating results.

The majority of our revenue is derived from customers in the communications equipment and computing end markets. Any deterioration in these end markets or any reduction in technology capital spending could lead to a reduction in demand for our products. For example, in the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue.  Whenever adverse economic or end market conditions exist, there is likely to be an adverse effect on our operating results.

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

We face risks related to pending litigation and an ongoing informal inquiry by the Securities and Exchange Commission.

In September and October 2004, three putative class action complaints were filed in the United States District Court for the District of Oregon against Lattice Semiconductor Corporation, our Chief Executive Officer and President Stephen A. Skaggs, and our former Chief Executive Officer Cyrus Y. Tsui. These complaints were filed on behalf of a putative class of investors who purchased our stock between April 22, 2003 and April 19, 2004. They generally allege violations of federal securities laws arising out of our previously announced restatement of financial results for the first, second, and third quarters of 2003. Consistent with the usual procedures for cases of this kind, these cases were amended and consolidated into a single action. In such amended and consolidated complaint filed January 27, 2005 our former President and our former Controller were added as defendants. We believe that the complaints are without merit, and we intend to vigorously defend against the lawsuits.

In September and October 2004, two shareholder derivative complaints were filed, purportedly on behalf of Lattice Semiconductor Corporation, in the Circuit Court of the State of Oregon for the County of Washington, against all members of the board of directors at that time, certain former directors, and certain executive officers. The derivative plaintiffs make allegations substantially similar to those in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. Consistent with the usual procedures for cases of this kind, these cases were consolidated into a single putative shareholder derivative action. On April 1, 2005, an amended and consolidated complaint was filed. On May 16, 2005, the Company, acting through a Special Litigation Committee (“SLC”) appointed by the Board of Directors, filed a motion to stay the proceedings to allow the SLC to conduct an investigation. On July 18th, the Circuit Court held a hearing and stayed the action for 60 days from submission of an order to the Court or until a status conference is held, whichever occurs first. A status conference is currently scheduled for September 26, 2005.

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

On June 14, 2005, we announced that our Audit Committee, in connection with its responsibilities for financial oversight, was conducting an internal examination.  The examination concerned issues primarily associated with executive compensation and several items pertaining to our internal controls.  On August 9, 2005, we announced that the Audit Committee had concluded the examination. We have furnished information regarding the matters examined by the Audit Committee to the Securities and Exchange Commission, which is conducting an ongoing informal inquiry into our prior restatement of financial results.  We cannot predict the duration or outcome of the Securities and Exchange Commission’s inquiry. If the Securities and Exchange Commission expands its informal inquiry or decides to pursue enforcement action against us, or any other governmental agency or regulatory body takes similar action, our management could be distracted, we could incur substantial costs and there could be a material adverse effect on our business.

We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity and our financial results. Periodically, we review the status of each significant matter and assess its potential financial exposure.

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

During our 2004 year-end financial statement closing, we identified a significant deficiency in our internal controls relating to a mechanical error in calculating a unique inventory allowance, which occurred because newly assigned employees did not recognize that the required allowance had been calculated and recorded by existing procedures. The error was not present in previously issued financial statements and was corrected before the year- end financial statements were issued. Additional training and review procedures have been instituted to remedy this deficiency. During 2005, we intend to perform additional training as well as identify ways to modify and automate our inventory compilation processes to make them less vulnerable to manual errors.

On August 9, 2005, we announced that our Audit Committee had completed its previously announced examination, which concerned issues primarily associated with executive compensation and several items pertaining to our internal controls.  In connection with the completion of its examination, the Audit Committee recommended, and the board of directors adopted, a number of recommended enhancements to our policies and procedures, including internal control procedures, which are described in “Item 4. Controls and Procedures.”

No assurance can be given that we will be able to successfully implement our revised internal controls and procedures and the recently adopted enhancements, or that our revised controls and procedures or enhancements will have the desired effect. In addition, we may be required to hire additional employees, and may experience higher than anticipated capital expenditures and operating expenses, during the implementation of these changes and thereafter. Furthermore, future assessments of our internal controls and procedures may reveal new material weaknesses or significant deficiencies. If we are unable to implement these changes to our internal controls and procedures effectively or efficiently, or if we discover additional material weaknesses or significant deficiencies, there could be a material adverse effect on our operations or financial results.

The termination of the employment of our long-time Chief Executive Officer may have an adverse impact on our business.

On August 9, 2005, we announced that our board of directors had terminated the employment of our then Chief Executive Officer, Cyrus Y. Tsui.  Mr. Tsui served as Chief Executive Officer for almost 17 years, played an integral role in our product definition and development and sales strategy during that time, and had strong business relationships with a number of our key employees, distributors and suppliers.  Although we have confidence in our new Chief Executive Officer, Stephen A. Skaggs, and the rest of our executive management team, the departure of Mr. Tsui may have an adverse impact on our business and operations.

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

All of our major silicon wafer suppliers operate fabs located in Asia. Additionally, our finished silicon wafers are assembled and tested by independent contractors located in China, Japan, Malaysia, the Philippines, South Korea and Taiwan. Economic, financial, social and political conditions in Asia have historically been volatile. Financial difficulties, the effects of currency fluctuation, governmental actions or restrictions, prolonged work stoppages, political unrest, war or any other difficulties experienced by our suppliers may disrupt our supply and could harm our operating results.

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

Our quarterly results may also fluctuate as a result of the legal expenses accrued in any given period in connection with the pending shareholder class action and derivative suit, the recently completed Audit Committee’s examination, the Special Litigation Committee’s ongoing investigation and the Securities and Exchange Commission’s ongoing informal inquiry. As a result of these factors, our past financial results are not necessarily a good predictor of our future results.

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

•                  announcements of technological innovations or new products by other companies; and

•                  any developments in the pending shareholder class action and derivative suit and the Securities Exchange Commission’s informal inquiry.

At June 30, 2005, our book value per share was $4.63 compared to our stock price, which has ranged from a low of $4.10 per share to a high of $5.79 per share in the six months ended June 30, 2005. Presently, our stock price is trading near our consolidated book value. Should our stock price drop below book value for a sustained period, it may become necessary to record an impairment charge to goodwill which would reduce our results of operations.

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

Currently we hold substantial equity in UMC, which we acquired as part of a strategic investment to obtain certain manufacturing rights.  The market price and valuation of these equity shares has fluctuated widely due to business, stock market or other conditions over which we have little control.  During 2001, we recorded a pre-tax impairment loss related to this investment.  In the future, UMC common stock may continue to experience significant price volatility. In 2002, 2004 and 2005, we sold a portion of our UMC shares, but have otherwise not attempted to reduce or eliminate this equity price risk through hedging or similar techniques. As a result substantial, sustained changes in the market price of UMC common stock could impact our financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Changes in Internal Control over Financial Reporting

On June 14, 2005, we announced that Cyrus Y. Tsui, our then Chief Executive Officer and Chairman of the Board, and Rodney F. Sloss, our then Vice President of Finance, had been placed on paid leave of absence pending completion of an independent examination being undertaken by our Audit Committee.  Mr. Tsui, as Chief Executive Officer, Chairman and trading compliance officer and Mr. Sloss, as our Vice President of Finance, each had an important role in our internal controls over financial reporting and our disclosure controls and procedures.  At that time, we appointed Stephen A. Skaggs as acting Chief Executive Officer and
Patrick S. Jones as acting Chairman of the Board.  On August 9, 2005, we announced the appointment of Mr. Skaggs as Chief Executive Officer and Mr. Jones as Chairman of the Board, and that our board of directors had terminated the employment of Mr. Tsui and Mr. Sloss. On August 9, 2005, Martin R. Baker, our Vice President and General Counsel, was also designated trading compliance officer. At that time, we also announced that the Audit Committee had completed its previously announced examination.

In connection with the completion of its examination, the Audit Committee recommended, and the board of directors adopted, several enhancements to our policies and procedures, including procedures that relate to internal control.  The enhancements include the following: Company officers cannot provide approvals or grant exceptions to Company policy regarding matters that relate to themselves; the CFO will review and approve the expense reports of the CEO; the Company’s auditor will review expense reimbursement procedures during the annual audit; the Audit Committee, in consultation with the Chief Financial Officer, will consider whether to increase the quarterly review activities conducted by the Company’s auditor; the Company will reinforce its computer use policy; the Board and senior management will reinforce the Company’s existing policy that prohibits the use of Company personnel and resources for non-business related purposes; the trading compliance officer may not review his own equity transactions; all payments to officers under a Board approved incentive or bonus plan will be reviewed and approved by the Compensation Committee prior to payment; the Board will periodically review staffing needs in all departments of the Company that serve control functions; and employees hired to do Sarbanes-Oxley compliance will also do periodic internal control monitoring.  We have already implemented the majority of these enhancements.  The Audit Committee will also review the Company’s implementation and adherence to these enhancements on a regular basis.

Additionally, during the quarter, we completed the implementation of several improvements to our information systems that support distribution accounting.  These improvements related to our databases used to process and report distributor point-of-sale information and the system we use to record and reconcile distributor inventory.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September and October 2004, three putative class action complaints were filed in the United States District Court for the District of Oregon against Lattice Semiconductor Corporation, our Chief Executive Officer and President Stephen A. Skaggs, and our former Chief Executive Officer Cyrus Y. Tsui. These complaints were filed on behalf of a putative class of investors who purchased our stock between April 22, 2003 and April 19, 2004.  They generally allege violations of federal securities laws arising out of our previously announced restatement of financial results for the first, second, and third quarters of 2003. Consistent with the usual procedures for cases of this kind, these cases were amended and consolidated into a single action. In such amended and consolidated complaint filed January 27, 2005 our former President and our former Controller were added as defendants. We believe that the complaints are without merit, and we intend to vigorously defend against the lawsuits.

In September and October 2004, two shareholder derivative complaints were filed, purportedly on behalf of Lattice Semiconductor Corporation, in the Circuit Court of the State of Oregon for the County of Washington, against all members of the board of directors at that time, certain former directors, and certain executive officers. The derivative plaintiffs make allegations substantially similar to those in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment.  Consistent with the usual procedures for cases of this kind, these cases were consolidated into a single putative shareholder derivative action. On April 1, 2005, an amended and consolidated complaint was filed. On May 16, 2005, the Company, acting through a Special Litigation Committee (“SLC”) appointed by the Board of Directors, filed a motion to stay the proceedings to allow the SLC to conduct an investigation. On July 18th, the Circuit Court held a hearing and stayed the action for 60 days from submission of an order to the Court or until a status conference is held, whichever occurs first. A status conference is currently scheduled for September 26, 2005.

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

On June 14, 2005, we announced that our Audit Committee, in connection with its responsibilities for financial oversight, was conducting an internal examination.  The examination concerned issues primarily associated with executive compensation and several items pertaining to our internal controls.  On August 9, 2005, we announced that the Audit Committee had concluded the examination. We have furnished information regarding the matters examined by the Audit Committee to the Securities and Exchange Commission, which is conducting an ongoing informal inquiry into our prior restatement of financial results.  We are cooperating fully with the Securities and Exchange Commission and intend to continue to do so. We cannot predict the duration or outcome of the Securities and Exchange Commission’s inquiry. If the Securities and Exchange Commission expands its informal inquiry or decides to pursue enforcement action against us, or any other governmental agency or regulatory body takes similar action, our management could be distracted, we could incur substantial costs and there could be a material adverse effect on our business. The matters that the Audit Committee was examining were brought to its attention by the Special Litigation Committee of the board of directors, which was established for the purpose of conducting a review and examination of the claims contained in the aforementioned shareholder derivative complaints.

We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity and our financial results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)              Our annual meeting of stockholders was held on May 3, 2005.

b)             The following directors were elected at the meeting to serve a term of three years:

Patrick S. Jones

Harry A. Merlo

The following directors are continuing to serve their terms:

David E. Coreson

Mark O. Hatfield

Daniel S. Hauer

Soo Boon Koh

Cyrus Y. Tsui

c)              The matters voted upon at the meeting and results of the voting with respect to those matters are as follows:

	For	Withheld
(1) Election of directors:
Patrick S. Jones	106,581,269	953,922
Harry A. Merlo	100,219,018	7,316,173

	For	Against	Abstain	Not Voted
(2) Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005	101,212,501	6,241,793	80,897	6,076,669

The foregoing matters are described in further detail in our definitive proxy statement dated April 11, 2005 for the Annual Meeting of Stockholders held on May 3, 2005.

ITEM 5.  OTHER INFORMATION

(a)           During the period covered by this Form 10-Q, our Board of Directors approved the compensation arrangements for the members of the Special Litigation Committee described on Exhibit 10.1 to this Form 10-Q, which is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibits

10.1	Compensation Arrangements with Members of the Special Litigation Committee

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION (Registrant)

Date: August 11, 2005

By:	/s/ Jan Johannessen
Jan Johannessen
Corporate Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)