Form 10-Q
period 2005-10-01
LATTICE SEMICONDUCTOR CORP
filed 2005-11-04
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

At November 1, 2005, there were 113,616,537 shares of the Registrant’s common stock, $.01 par value, outstanding.

The information contained in this Form 10-Q is as of November 4, 2005. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.

LATTICE SEMICONDUCTOR CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Condensed Consolidated Statement of Operations - Three and Nine Months Ended September 30, 2005 and September 30, 2004

Condensed Consolidated Balance Sheet - September 30, 2005 and December 31, 2004

Condensed Consolidated Statement of Cash Flows - Nine Months Ended September 30, 2005 and September 30, 2004

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in them. The key factors that could cause our actual results to differ materially from the forward-looking statements include any actions resulting from the ongoing Special Litigation Committee’s investigation and the Securities and Exchange Commission’s ongoing informal inquiry, developments in the pending securities and derivative actions, our ability to successfully complete our restructuring without disruption of our business, any delays in the timing of the restructuring and related charges, the possibility that we incorrectly estimated the restructuring charges and the headcount reduction and the possibility that we are unable to realize the anticipated benefits from the restructuring or that the timing of those benefits is delayed, overall semiconductor market conditions, market acceptance and demand for our new products, our dependencies on our silicon wafer supplier, the impact of competitive products and pricing, technological and product development risks, and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including but not limited to the items discussed in “Factors Affecting Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report. You should not unduly rely on forward-looking statements because our actual results could materially differ from those expressed in any forward-looking statements made by us.  Further, any forward-looking statement applies only as of the date on which it is made.  We are not required to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenue	$53,390	$57,281	$157,069	$177,291

Costs and expenses:
Cost of products sold	23,398	24,848	68,431	75,799
Research and development	22,719	23,213	71,759	68,071
Selling, general and administrative	13,558	13,630	44,324	40,786
Amortization of intangible assets (1)	3,968	5,785	12,497	41,490

Total costs and expenses	63,643	67,476	197,011	226,146

Loss from operations	(10,253)	(10,195)	(39,942)	(48,855)

Other income, net	3,405	3,989	14,250	10,232

Loss before income tax expense	(6,848)	(6,206)	(25,692)	(38,623)

Income tax expense	237	118	437	218

Net loss	$(7,085)	$(6,324)	$(26,129)	$(38,841)

Basic net loss per share	$(0.06)	$(0.06)	$(0.23)	$(0.34)

Diluted net loss per share	$(0.06)	$(0.06)	$(0.23)	$(0.34)

Shares used in per share calculations:

Basic	113,544	113,181	113,495	112,871

Diluted	113,544	113,181	113,495	112,871

(1) Includes $438 and $657 of amortization of deferred stock compensation expense for the three months ended September 30, 2005 and September 30, 2004, respectively, and $1,634 and $2,787 for the nine months ended September 30, 2005 and September 30, 2004, respectively, attributable to research and development activities.

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share and par value data)

(unaudited)

	September 30, 2005	December 31, 2004
Assets

Current assets:
Cash and cash equivalents	$46,348	$44,816
Marketable securities	217,425	251,479
Accounts receivable, net	26,408	19,587
Inventories	32,259	38,634
Other current assets	28,517	46,527

Total current assets	350,957	401,043

Foundry investments, advances and other assets	82,780	97,877
Property and equipment, net	45,170	47,586
Intangible assets, net	29,983	40,795
Goodwill	223,556	223,605

	$732,446	$810,906

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$42,710	$61,138
Deferred income on sales to distributors	12,955	11,399
Income taxes payable	84	23

Total current liabilities	55,749	72,560

Zero Coupon Convertible Subordinated Notes due in 2010	133,500	169,000
Other long-term liabilities	24,903	26,755
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 113,617,000 and 113,610,000 shares issued and outstanding	1,136	1,136
Paid-in capital	590,259	590,270
Deferred stock compensation	(213)	(1,867)
Accumulated other comprehensive income	1,831	1,642
Accumulated deficit	(74,719)	(48,590)

Total stockholders’ equity	518,294	542,591

	$732,446	$810,906

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net loss	$(26,129)	$(38,841)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	25,705	58,134
Gain on sale of UMC common stock	(4,291)	(6,071)
Gain on extinguishment of Zero Coupon Convertible Subordinated Notes	(4,927)	(2,756)
Changes in assets and liabilities:
Accounts receivable	(6,821)	(205)
Inventories	6,375	7,531
Foundry investments, advances and other assets	6,848	(5,486)
Accounts payable and accrued expenses	(19,847)	4,069
Deferred income on sales to distributors	1,556	5,476
Income taxes payable	61	4
Other liabilities	(1,937)	4,133
Total adjustments	2,722	64,829

Net cash (used in) provided by operating activities	(23,407)	25,988

Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	216,967	184,912
Purchase of marketable securities	(182,913)	(209,578)
Proceeds from sale of equity securities (principally UMC common stock)	27,464	29,612
Capital expenditures	(7,958)	(8,251)
Net cash provided by (used in) investing activities	53,560	(3,305)

Cash flows from financing activities:
Extinguishment of Zero Coupon Convertible Subordinated Notes	(30,182)	(11,999)
Advances on Yen line of credit	5,037	4,508
Pay down on Yen line of credit	(3,485)	(367)
Net proceeds from issuance of common stock	9	2,140

Net cash used in financing activities	(28,621)	(5,718)

Net increase in cash and cash equivalents	1,532	16,965

Beginning cash and cash equivalents	44,816	35,276

Ending cash and cash equivalents	$46,348	$52,241

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$114	$489
Cash paid for interest	17	—

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on appreciation (depreciation) of foundry investments included in Accumulated other comprehensive income	$4,739	$(15,009)

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

The most significant difference between the computation of basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as stock options, warrants and convertible subordinated notes as outstanding.  For all periods presented, the computation of diluted net loss per share excludes the effect of shares issuable upon exercise or conversion of our stock options, warrants and Zero Coupon Convertible Subordinated Notes due July 1, 2010, aggregating 16.4 million shares and 16.5 million shares for the third quarter and the first nine months of 2005, respectively, and 16.1 million shares and 22.2 million shares for the third quarter and first nine months of 2004, respectively, as they were antidilutive. A reconciliation of basic and diluted net loss per share is presented below (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Basic and diluted net loss	$(7,085)	$(6,324)	$(26,129)	$(38,841)

Shares used in basic net loss per share calculations	113,544	113,181	113,495	112,871

Dilutive effect of stock options, warrants and convertible notes	—	—	—	—

Shares used in diluted net loss per share	113,544	113,181	113,495	112,871

Basic net loss per share	$(0.06)	$(0.06)	$(0.23)	$(0.34)

Diluted net loss per share	$(0.06)	$(0.06)	$(0.23)	$(0.34)

Stock-Based Compensation

We account for our stock options and employee stock purchase plan in conformity with APB 25 and have adopted the additional pro forma disclosure provisions of SFAS No. 123, as amended by SFAS No. 148.  The fair value of our stock-based employee compensation cost, as defined by SFAS No. 123, for stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Grants for
	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Stock Options:
Expected volatility	39.4%	48.6%	39.7%	48.8%
Risk-free interest rate	4.2%	2.9%	4.2%	2.8%
Expected life from vesting date (in years)	1.1	1.4	1.1	1.3
Dividend yield	0%	0%	0%	0%

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

The resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted were $1.49 and $1.71 for the third quarter of 2005 and 2004, respectively, and $1.50 and $1.80 for the first nine months of 2005 and 2004, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Our pro forma information is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net loss, as reported	$(7,085)	$(6,324)	$(26,129)	$(38,841)
Add: Stock-based employee compensation expense included in reported loss	438	657	1,634	2,787
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,278)	(4,050)	(6,063)	(14,210)
Pro forma net loss	$(7,925)	$(9,717)	$(30,558)	$(50,264)

Net loss per share:
Basic-as reported	$(0.06)	$(0.06)	$(0.23)	$(0.34)
Basic-pro forma	$(0.07)	$(0.09)	$(0.27)	$(0.45)

Diluted-as reported	$(0.06)	$(0.06)	$(0.23)	$(0.34)
Diluted-pro forma	$(0.07)	$(0.09)	$(0.27)	$(0.45)

Note 4 – Inventories (in thousands):

	September 30, 2005	December 31, 2004
Work in progress	$22,901	$29,148
Finished goods	9,358	9,486
	$32,259	$38,634

Note 5 – Changes in Stockholders’ Equity (in thousands):

	Common stock	Paid-in capital	Deferred stock compensation	Accumulated other comprehensive income	Deficit	Total
Balances, Dec. 31, 2004	$1,136	$590,270	$(1,867)	$1,642	$(48,590)	$542,591

Common stock issued	—	9	—	—	—	9

Unrealized gain on foundry investments, net (Note 6)	—	—	—	4,739	—	4,739

Recognized gain on sale of foundry investments previously unrealized (Note 6)	—	—	—	(4,460)	—	(4,460)

Unrealized loss on stock holdings	—	—	—	(6)	—	(6)

Deferred stock compensation	—	(20)	20	—	—

Amortization of deferred stock compensation	—	—	1,634	—	—	1,634

Translation adjustment	—	—	—	(84)	—	(84)

Net loss for the nine month period	—	—	—	—	(26,129)	(26,129)

Balances, September 30, 2005	$1,136	$590,259	$(213)	$1,831	$(74,719)	$518,294

Total comprehensive loss for the first nine months of 2005 was approximately $25.9 million and is substantially comprised of a net loss from operations of $26.1 million, a $4.7 million unrealized gain on foundry investments, and a $4.5 million gain on sale of foundry investments previously included in Accumulated other comprehensive income.

Note 6 – Foundry Investments, Advances and Other Assets (in thousands):

		September 30, 2005	December 31, 2004
Foundry investments and other assets		$50,071	$72,158
Wafer supply advances		50,333	62,811
		100,404	134,969
Less:	UMC common stock available for sale	(1,536)	(24,202)
	Current portion of wafer advance	(16,088)	(12,890)
		$82,780	$97,877

As of September 30, 2005, we owned 25.7 million shares of UMC common stock, 23.3 million of which are restricted by the terms of our agreement with UMC.  Under the terms of the UMC agreement, if we sell any of these restricted shares, our rights to guaranteed wafer capacity at UMC may be reduced on a pro-rata basis based on the number of shares that we sell.  If we sell over 10.1 million of these restricted shares, we may lose all of our rights to guaranteed wafer capacity at UMC.

During the second quarter of 2005, we sold 37.5 million shares of UMC common stock for a net gain of $4.3 million which was previously recorded as an unrealized gain in Accumulated other comprehensive income. If we liquidate our UMC common stock, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.

Note 7 – Purchased Intangible Assets:

The following tables present details of the Company’s total purchased intangible assets (in millions):

September 30, 2005	Gross	Accumulated amortization	Net

Current technology	$273.6	$(253.2)	$20.4
Core technology	7.3	(4.4)	2.9
Licenses	10.2	(5.4)	4.8
Non-compete agreements	14.2	(14.1)	0.1
Workforce	4.7	(2.9)	1.8
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—

Total	$355.6	$(325.6)	$30.0

December 31, 2004	Gross	Accumulated amortization	Net

Current technology	$273.6	$(245.5)	$28.1
Core technology	7.3	(3.4)	3.9
Licenses	10.2	(4.3)	5.9
Non-compete agreements	14.2	(13.8)	0.4
Workforce	4.7	(2.2)	2.5
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—

Total	$355.6	$(314.8)	$40.8

The estimated future amortization expense of purchased intangible assets as of September 30, 2005 is as follows (in millions):

Fiscal Year:	Amount

2005 (remaining three months)	$3.6
2006	10.8
2007	9.8
2008	5.6
2009	0.2
$30.0

The estimated future amortization expense of deferred stock compensation attributable to research and development activities as of September 30, 2005 is approximately $0.2 million for the remainder of 2005.

Note 8 – New Accounting Pronouncements:

In March 2004, the Emerging Issues Task Force reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF 03-01.  The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that was effective for fiscal years ending after June 15, 2004.  In July 2005, the FASB decided to issue proposed FSP EITF 03-01-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-01,” as final. The final FSP (retitled FSP FAS 115-1) supersedes EITF 03-01 and is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. At that time management will evaluate the effect of adopting the recognition and measurement guidance.

In December 2004, the FASB issued a Statement entitled, “Share Based Payment – a revision of SFAS No. 123 (SFAS No. 123R), Accounting for Stock Based Compensation,” that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the company and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the company’s Consolidated Statement of Operations. The effective date of the standard is for fiscal years beginning after June 15, 2005.  Accordingly, we will adopt the standard in January 2006. Under SFAS No. 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. We expect to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized over the vesting period. In addition, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 in March 2005, which includes interpretive guidance for the initial implementation of SFAS No. 123R. The adoption of SFAS No. 123R will have a significant and adverse impact on our Consolidated Statement of Operations, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan. However, it will have no impact on our cash flow. Please refer to Note 3 to our condensed consolidated financial statements which provides historical information that may be useful in assessing the impact of this standard on our condensed consolidated financial statements.

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

In September and October 2004, two shareholder derivative complaints were filed, purportedly on behalf of Lattice Semiconductor Corporation, in the Circuit Court of the State of Oregon for the County of Washington, against all members of the board of directors at the time, certain former directors, and certain executive officers. The derivative plaintiffs make allegations substantially similar to those in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment.  Consistent with the usual procedures for cases of this kind, these cases were consolidated into a single putative shareholder derivative action. On April 1, 2005, an amended and consolidated complaint was filed. On May 16, 2005, the Company, acting through a Special Litigation Committee (“SLC”) appointed by the Board of Directors, which was established for the purpose of conducting a review and examination of the claims contained in the shareholder derivative complaints, filed a motion to stay the proceedings to allow the SLC to conduct an investigation. On July 18th, 2005, the Circuit Court held a hearing and stayed the action until a status conference is held. A status conference was scheduled for October 24, 2005, but has been indefinitely postponed. The SLC has been discussing with counsel for the derivative plaintiffs a potential settlement of the derivative action on terms that, among other things, would provide for our Board of Directors to adopt specified corporate governance changes, for the dismissal with prejudice of all claims asserted by the derivative plaintiffs, and for the payment of plaintiffs’ counsel’s fees and expenses. Such a potential settlement would be subject to and would be effective only if and when, among other things, the parties execute final settlement documents and obtain approval from the Circuit Court. If a settlement agreement is not reached, or is reached but does not become effective, the derivative litigation would continue. Settlement of the derivative litigation would not cover or settle the federal securities action.

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

On June 14, 2005, we announced that our Audit Committee, in connection with its responsibilities for financial oversight, was conducting an internal examination.  The examination concerned issues primarily associated with executive compensation and several items pertaining to our internal controls.  On August 9, 2005, we announced that the Audit Committee had concluded the examination. We have furnished information regarding the matters examined by the Audit Committee to the Securities and Exchange Commission, which is conducting an ongoing informal inquiry into our prior restatement of financial results.  On September 30, 2005 the Securities and Exchange Commission issued a Cease and Desist Order concerning our former Controller, and referenced certain events in connection with our prior restatement of financial results. We are cooperating fully with the Securities and Exchange Commission and intend to continue to do so. We cannot predict the duration or outcome of the Securities and Exchange Commission’s inquiry. If the Securities and Exchange Commission expands its informal inquiry or decides to pursue enforcement action against us, or any other governmental agency or regulatory body takes similar action, our management could be distracted, we could incur substantial costs and there could be a material adverse effect on our business. The matters that the Audit Committee was examining were brought to its attention by the SLC.

We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity or our financial results. Periodically, we review the status of each significant matter and assess its potential financial exposure.  If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we then accrue a liability for the estimated loss. Any liability for estimated loss is based on the criteria in SFAS No. 5, “Accounting for Contingencies”. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise estimates. Presently, no accrual has been estimated under SFAS No. 5 for potential losses that may or may not arise from the current lawsuits in which we are involved.

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

Note 10 – Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenues by major geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

United States revenue:	$13,044	$13,831	$37,365	$46,956
Export revenue:
Europe	12,663	12,703	37,714	40,765
Asia Pacific (other than Japan and China)	9,121	10,479	28,074	31,570
Japan	7,878	8,508	22,664	23,248
China	7,251	8,123	20,297	24,877
Other	3,433	3,637	10,955	9,875
Total revenue from exports	40,346	43,450	119,704	130,335
Total revenue	$53,390	$57,281	$157,069	$177,291

Resale of product through two distributors accounted for approximately 13% and 9% of revenue in the first nine months of 2005, and 13% and 10% of revenue for the first nine months of 2004. More than 90% of our property and equipment is located in the United States.

Note 11 – Subsequent Event:

                                                On October 25, 2005, we committed to undertake a corporate restructuring to consolidate operations, streamline engineering functions and lower operating expenses. The restructuring encompasses three major components – an R&D site streamlining, a voluntary separation program for certain employees and an organizational consolidation within our largest design center. These actions are not expected to impact our product direction or product roll-out strategy, which remains unchanged. We expect to complete the restructuring in the fourth quarter of 2005.

                                                As a result of these actions, we expect that total headcount will be reduced by approximately 12 to 14 percent. We currently estimate that the restructuring will result in a reduction in operating expense, effective the first quarter of 2006, of an estimated $3.5-$4.5 million per quarter.

A restructuring charge, estimated to be in the $8-$10 million range, is expected to be recorded in the fourth quarter of 2005. This charge primarily relates to separation packages and costs to vacate space under long-term lease arrangements. The following table displays the current estimate for each major type of cost associated with the restructuring (in thousands):

Severance and related costs	$5,000 - 6,000
Lease loss reserve	2,500 - 3,000
Other	500 - 1,000

                                                Approximately $0.5 million-$0.7 million of the total estimated charge is non-cash in nature and will not result in future cash expenditures.

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

Overview of Three Month and Nine Month Periods Ended September 30, 2005

Revenue for our business in the third quarter and first nine months ended September 30, 2005 decreased to $53.4 million and $157.1 million, respectively, compared to $57.3 million and $177.3 million for the third quarter and first nine months ended September 30, 2004, respectively. The revenue decline is attributable to Mainstream* and Mature* products which declined 36% and 12%, respectively, for the third quarter and more than offset revenue growth from New* products which increased 61% for the same time period. Likewise, Mainstream* and Mature* products declined 33% and 24%, respectively, for the first nine months of 2005 and more than offset revenue growth from New* products which increased 70% for the same time period. Among other things, future revenue growth is dependent on favorable market acceptance of our New* products. The decline in revenue for the periods referenced is attributable to reduced end market demand.

Revenue attributable to PLD and FPGA products declined 6% and 9%, respectively, for the third quarter of 2005 compared to the third quarter of 2004. Likewise, PLD and FPGA product revenue declined 11% and 13%, respectively, for the first nine months of 2005 compared to the first nine months of 2004.

Our gross margin percentage declined to 56.2% and 56.4% in the third quarter and first nine months of 2005, respectively, compared to 56.6% and 57.2% in the third quarter and first nine months of 2004, respectively.  These changes are primarily due to growth in New* products, which carry a lower gross margin, and a decline in revenue from Mature* products, which have a higher gross margin.

Research and development expenses decreased to $22.7 million (43% of revenue) in the third quarter of 2005, and increased to $71.8 million (46% of revenue) in the first nine months of 2005 compared to $23.2 million (41% of revenue) and $68.1 million (38% of revenue) in the same periods in 2004. These changes primarily represent mask and engineering wafer costs to support development of new products and to a lesser extent personnel related costs. As we continue to move to more advanced process technologies such as 90nm and beyond, mask costs are becoming increasingly more expensive and will therefore increasingly represent a greater proportion of total research and development expenses. We expect to continue to make significant investments in research and development.

Selling, general and administrative expenses remained consistent at $13.6 million (25% of revenue) in the third quarter of 2005, and increased to $44.3 million (28% of revenue) in the first nine months of 2005 compared to $13.6 million (24% of revenue) and $40.8 million (23% of revenue) in the third quarter and first nine months of 2004, respectively. The increase in expense for the nine months ended September 30, 2005 is primarily attributable to a $4.0 million charge during the second quarter for legal expenses related to the pending shareholder class action and derivative suits, the related Audit Committee examination, the SLC’s ongoing investigation and the Securities and Exchange Commission’s ongoing informal inquiry. Legal expenses related to these matters have resulted in a total charge of $5.4 million during the first nine months of 2005. These increases are partially offset by decreases primarily in consulting services, sales related expenses and other miscellaneous items.

Amortization of intangible assets declined to $4.0 million and $12.5 million in the third quarter and first nine months of 2005, respectively, compared to $5.8 million and $41.5 million, respectively, for the same periods in 2004. Amortization of intangible assets acquired in the 1999 Vantis acquisition was completed during the June 30, 2004 quarter, which accounts for most of the decline. These non-cash amortization charges are expected to be substantially eliminated in 2008. Included in these amounts is amortization of deferred stock compensation attributable to research and development activities of  $0.4 million and $1.6 million for the third quarter and first nine months of 2005, respectively, compared to $0.7 million and $2.8 million, respectively, for the same periods in 2004.

Other income, net, was $3.4 million and $14.3 million in the third quarter and first nine months of 2005, respectively, and included a gain in the third quarter and first nine months of 2005 on the extinguishment of Zero Coupon Convertible Subordinated Notes due July 1, 2010 (“Convertible Notes”) of $1.4 million and $4.9 million, respectively, and interest and dividends on short term investments and cash equivalents of $2.3 million and $5.9 million, respectively, partially offset by amortization of issuance costs on our Convertible Notes.  A $4.3 million net gain from the sale of UMC common stock is included in the first nine months of 2005. Other income, net, of $4.0 million and $10.2 million in the third quarter and the first nine months of 2004, respectively, primarily included a gain on the extinguishment of Convertible Notes of $2.8 million for both the third quarter and the first nine months ended in 2004, a net gain on the sale of UMC common stock of $0.5 million and $6.1 million, respectively, and interest and dividends on short term investments and cash equivalents of $1.2 million and $2.9 million, respectively.

We are paying foreign income taxes which are reflected in the Condensed Consolidated Statement of Operations and are primarily related to the cost of operating our offshore sales subsidiaries. We are not currently paying federal or state income taxes and do not expect to pay or accrue such taxes in 2005. We expect to continue to pay foreign income taxes at current levels.

* Product Classification:

New:	LatticeEC/P, LatticeXP, MachXO, FPSC, XPLD, XPGA, GDX2, ORCA 4, ispMACH 4000/Z, ispPAC-POWR, ispCLK
Mainstream:	ORCA 3, GDX/V, ispMACH L/V, ispLSI 2000V, ispLSI 5000V, ispLSI 8000V, ispMACH 5000VG, and Other
Mature:	ORCA 2, all 5-Volt CPLDs, all SPLDs

Results of Operations

Key elements of our condensed consolidated statement of operations, expressed as a percentage of revenues, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenue	100.0%	100.0%	100.0%	100.0%
Gross margin	56.2%	56.6%	56.4%	57.2%
Research and development expenses	42.6%	40.5%	45.7%	38.4%
Selling, general and administrative expenses	25.4%	23.8%	28.2%	23.0%
Amortization of intangible assets	7.4%	10.1%	8.0%	23.4%
Loss from operations	(19.2)%	(17.8)%	(25.4)%	(27.6)%

Revenue:

Revenue for the third quarter of 2005 decreased by $3.9 million, or 7%, as compared to the third quarter of 2004, and by $20.2 million, or 11%, for the first nine months of 2005 as compared to the first nine months of 2004. The composition of our revenue by product classification for the third quarter and first nine months of 2005 and 2004 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
FPGA	19%	20%	19%	19%
PLD	81%	80%	81%	81%

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
New	36%	21%	32%	17%
Mainstream	29%	43%	33%	43%
Mature	35%	36%	35%	40%

The composition of our revenue by geographical location of our direct and indirect customers is as follows (in thousands):

	Three Months Ended
	September 30, 2005		September 30, 2004

United States revenue:	$13,044	24%	$13,831	24%
Export revenue:
Europe	12,663	24%	12,703	22%
Asia Pacific (other than Japan and China)	9,121	17%	10,479	18%
Japan	7,878	15%	8,508	15%
China	7,251	14%	8,123	14%
Other	3,433	6%	3,637	7%
Total revenue from exports	40,346	76%	43,450	76%
Total revenue	$53,390	100%	$57,281	100%

	Nine Months Ended
	September 30, 2005		September 30, 2004

United States revenue:	$37,365	24%	$46,956	26%
Export revenue:
Europe	37,714	24%	40,765	23%
Asia Pacific (other than Japan and China)	28,074	18%	31,570	18%
Japan	22,664	14%	23,248	13%
China	20,297	13%	24,877	14%
Other	10,955	7%	9,875	6%
Total revenue from exports	119,704	76%	130,335	74%
Total revenue	$157,069	100%	$177,291	100%

During the third quarter and first nine months of 2005 compared to the same periods in 2004, total units remained consistent and decreased by 9%, respectively, while average selling prices decreased 7% and 2%, respectively. The decrease in units sold during the first nine months of 2005 compared to the same period in 2004 was predominantly attributable to lower sales of Mainstream and Mature products due to reduced end market demand. The decrease in average selling price was primarily due to product mix. Selling prices of our products generally decline over time. Higher selling prices of new products commonly offset some or all of this decline in average selling prices, however product mix changes can also have a significant effect on average sales prices.

Geographically, as a percentage of revenue, export revenues were 76% in both the September 30, 2005 and 2004 quarters, and were 76% for the first nine months of 2005 compared to 74% for the first nine months of 2004.  Export revenues as a percentage of overall revenue increased in the first nine months of 2005 and revenues from the United States decreased in the first nine months of 2005 compared to the same period in 2004 due to the continuing trend by our customers to perform manufacturing offshore, and relative business conditions in Asia compared to the U.S.

Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See “Factors Affecting Future Results.”

Gross Margin:

The gross margin percentage decreased from 56.6% in the third quarter of 2004 to 56.2% in the third quarter of 2005. Likewise, our gross margin declined from 57.2% for the first nine months of 2004 to 56.4% for the first nine months of 2005. These changes reflect revenue growth in New* products, which carry a lower gross margin, and a decline in revenue from Mature* products, which carry a higher gross margin.

Research and Development:

Research and development expenses decreased by $0.5 million in the third quarter of 2005, and increased by $3.7 million in the first nine months of 2005 when compared to the same periods in 2004. The changes primarily represent mask and engineering wafer costs for the completion of new products and to a lesser extent personnel related costs. We believe that a continued commitment to research and development is essential in order to achieve and maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 90nm and beyond, mask costs are becoming increasingly more expensive and will therefore increasingly represent a greater proportion of total research and development expenses.

Selling, General and Administrative Expense:

Selling, general and administrative expenses decreased approximately $0.1 million in the third quarter of 2005, and increased by $3.5 million in the first nine months of 2005 when compared to the same periods of 2004. The increase in expense during the first nine months of 2005 is primarily attributable to a $4.0 million charge during the second quarter for legal expenses related to the pending shareholder class action and derivative suits, the recently completed Audit Committee’s examination, the SLC’s ongoing investigation and the Securities and Exchange Commission’s ongoing informal inquiry. Legal expenses related to these matters have resulted in a total charge of $5.4 million during the first nine months of 2005. These increases are partially offset by decreases primarily in consulting services, sales related expenses and other miscellaneous items.

Amortization of Intangible Assets:

Amortization of intangible assets is related to our 2002 and 2001 acquisitions and our 1999 Vantis acquisition. Amortization of intangible assets declined to $4.0 million in the third quarter of 2005 compared to $5.8 million in the third quarter of 2004, and to $12.5 million in the first nine months of 2005 compared to $41.5 million in the first nine months of 2004 as certain intangible assets from the Vantis and Agere acquisitions became fully amortized during the second quarter of 2004. Included in these amounts are $0.4 million and $0.7 million of amortization of deferred stock compensation expense for the three months ended September 30, 2005 and September 30, 2004, respectively, and $1.6 million and $2.8 million for the nine months ended September 30, 2005 and September 30, 2004, respectively, attributable to research and development activities.

 Other Income, net:

Interest income was $2.3 million and $5.9 million in the third quarter and first nine months of 2005, respectively, compared to $1.2 million and $2.9 million, respectively, for the same periods of 2004. The increase was a result of higher interest rates.

Other income, net, of $3.4 million in the third quarter of 2005 primarily included a $1.4 million gain on the extinguishment of $10.0 million of our Convertible Notes for $8.5 million in cash, which required recognition of $0.1 million of unamortized issuance costs.  Amortization of Convertible Notes issuance costs was $0.2 million in the third quarter of 2005. For the nine month period ended September 30, 2005, other income, net, of $14.3 million primarily included a net gain on the sale of UMC common stock of $4.3 million and a gain of $4.9 million on the extinguishment of $35.5 million of Convertible Notes for $30.2 million in cash, which required recognition of $0.4 million of unamortized issuance costs. Amortization of Convertible Notes issuance costs was $0.7 million for the first nine months of 2005.

Other income, net, of $4.0 million in the third quarter of 2004 included a gain on the extinguishment of Convertible Notes of $2.8 million, net gain on the sale of UMC common stock of $0.5 million, and $0.4 million of amortization of issuance costs related to the Convertible Notes. For the nine month period ended September 30, 2004, other income, net, of $10.2 million included a gain on the extinguishment of Convertible Notes of $2.8 million, net gain on the sale of UMC common stock of $6.1 million and $1.2 million of amortization of issuance costs related to the Convertible Notes.

Provision for Income Taxes:

The 2005 tax provision is related to income taxes on our foreign subsidiaries primarily engaged in selling and research and development activities.

Purchased Intangible Assets:

The following tables present details of the Company’s total purchased intangible assets (in millions):

September 30, 2005	Gross	Accumulated amortization	Net

Current technology	$273.6	$(253.2)	$20.4
Core technology	7.3	(4.4)	2.9
Licenses	10.2	(5.4)	4.8
Non-compete agreements	14.2	(14.1)	0.1
Workforce	4.7	(2.9)	1.8
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—

Total	$355.6	$(325.6)	$30.0

December 31, 2004	Gross	Accumulated amortization	Net

Current technology	$273.6	$(245.5)	$28.1
Core technology	7.3	(3.4)	3.9
Licenses	10.2	(4.3)	5.9
Non-compete agreements	14.2	(13.8)	0.4
Workforce	4.7	(2.2)	2.5
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—

Total	$355.6	$(314.8)	$40.8

The estimated future amortization expense of purchased intangible assets as of September 30, 2005 is as follows (in millions):

Fiscal Year:	Amount

2005 (remaining three months)	$3.6
2006	10.8
2007	9.8
2008	5.6
2009	0.2
$30.0

The estimated future amortization expense of deferred stock compensation attributable to research and development activities as of September 30, 2005 is approximately $0.2 million for the remainder of 2005.

New Accounting Pronouncements:

In March 2004, the Emerging Issues Task Force reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF 03-01.  The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments which was effective for fiscal years ending after June 15, 2004.  In July 2005, the FASB decided to issue proposed FSP EITF 03-01-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-01,” as final. The final FSP (retitled FSP FAS 115-1) supersedes EITF 03-01 and is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. At that time management will evaluate the affect of adopting the recognition and measurement guidance.

In December 2004, the FASB issued a Statement entitled, “Share Based Payment – a revision of SFAS No. 123 (SFAS No. 123R), Accounting for Stock Based Compensation,” that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the company and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the company’s Consolidated Statement of Operations. The effective date of the standard is for fiscal years beginning after June 15, 2005.  Accordingly, we will adopt the standard in January 2006. Under SFAS No. 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. We expect to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized over the vesting period. In addition, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 in March 2005, which includes interpretive guidance for the initial implementation of SFAS No. 123R. The adoption of SFAS No. 123R will have a significant and adverse impact on our Consolidated Statement of Operations, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan. However, it will have no impact on our cash flow. Please refer to Note 3 to our condensed consolidated financial statements which provides historical information that may be useful in assessing the impact of this standard on our condensed consolidated financial statements.

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

Liquidity and Capital Resources

As of September 30, 2005, our principal source of liquidity was $263.8 million of cash and marketable securities, which was approximately $32.5 million less than the balance of $296.3 million at December 31, 2004. This decrease was due primarily to the use of $23.4 million in operations, which includes a $25.0 million payment to Fujitsu pursuant to the Advance Payment Agreement entered into in September 2004 and the extinguishment of $35.5 million of Convertible Notes for $30.2 million in cash offset by $27.5 million in proceeds from the sale of UMC common stock. Working capital decreased to $295.2 million at September 30, 2005 from $328.5 million at December 31, 2004. This decrease was primarily attributable to the aforementioned Convertible Note extinguishments and capital expenditures.

Accounts Receivable increased by $6.8 million to $26.4 million at September 30, 2005 as compared to $19.6 million at December 31, 2004.  This increase reflects both higher billings in the September 30, 2005 quarter and the timing of billings.

Inventories decreased $6.4 million to $32.3 million at September 30, 2005 compared to $38.6 million at December 31, 2004 primarily due to levels of shipments greater than procurements in the nine month period ended September 30, 2005.

Other current assets declined by $18.0 million to $28.5 million at September 30, 2005 from $46.5 million at December 31, 2004 primarily reflecting the sale of UMC common stock during the second quarter of 2005 offset by the increase in anticipated receipt of prepaid wafers in the subsequent twelve month period.

Foundry investments, advances and other assets decreased by $15.1 million to $82.8 million at September 30, 2005 as compared to $97.9 million at December 31, 2004 due to a reclassification of prepaid wafers to current assets and the amortization of maintenance contracts.

Property and equipment, less accumulated depreciation and amortization, decreased by $2.4 million to $45.2 million at September 30, 2005 compared to $47.6 million at December 31, 2004 due to depreciation expense being greater than expenditures for capital equipment.

Intangible assets, net, decreased by $10.8 million to $30.0 million at September 30, 2005 from $40.8 million at December 31, 2004, which is attributable to amortization of these assets.

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

On October 25, 2005, we committed to undertake a corporate restructuring to consolidate operations, streamline engineering functions and lower operating expenses. These actions are not expected to impact our product direction or roll out strategy, which remains unchanged. As a result of these actions, we expect that total headcount will be reduced by approximately 12 to 14 percent. We currently estimate that the restructuring will result in a reduction in operating expense, effective the first quarter of 2006, of an estimated $3.5-$4.5 million per quarter. A restructuring charge, estimated to be in the $8-$10 million range, is expected to be recorded in the fourth quarter of 2005. Approximately $0.5 million-$0.7 million of this estimated charge is non-cash in nature and will not result in future cash expenditures.

Contractual Obligations

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

As a semiconductor company, we operate in a dynamic environment marked by rapid product obsolescence.  The programmable logic market is characterized by rapid technology and product evolution and in recent years the market for FPGA products has grown faster than the market for PLD products. Currently we derive a greater proportion of our revenue from PLD products than FPGA products. Consequently, our future success depends on our ability to introduce new FPGA and associated software design tool products that meet evolving customer needs while achieving acceptable margins. We are presently shipping our next generation FPGA product families that are critical to our ability to grow our FPGA product revenue and expand our overall revenue. We also plan to upgrade our customer design tool in the fourth quarter. If these products or future new products fail to achieve market acceptance, our operating results would be harmed.

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

We may not realize the expected benefits of our corporate restructuring, which may adversely affect our financial conditions and operating results.

                                                In October 2005, we announced a corporate restructuring to consolidate operations, streamline engineering functions and lower operating expenses. We also announced a voluntary separation program for certain employees. As a result of these actions, we expect that total headcount will be reduced by approximately 12 to 14 percent.  We currently estimate that the restructuring will result in a reduction in our operating expenses, effective in the first quarter of 2006, of an estimated $3.5 million to $4.5 million per quarter.  A restructuring charge, estimated to be in the $8-$10 million range, is expected to be recorded in the fourth quarter of 2005. We cannot be certain as to the actual amount of this restructuring charge or the timing of its recognition for financial reporting purposes. These benefits may not materialize for a number of reasons, including if we incur unanticipated costs in closing facilities or consolidating our operations or if the actual headcount reduction resulting from our voluntary separation program is lower than anticipated. In addition, we expect that a portion of the estimated reduction in our operating expenses resulting from the reorganization will be offset by other operating expenses, including stock compensation expense that we will recognize beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R.  If we are unsuccessful in implementing our restructuring plan, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

A downturn in the communications equipment end market or computing end market could cause a reduction in demand for our products and limit our ability to maintain or increase revenue levels and operating results.

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

In September and October 2004, three putative class action complaints were filed in the United States District Court for the District of Oregon against Lattice Semiconductor Corporation, our Chief Executive Officer and President Stephen A. Skaggs, and our former Chief Executive Officer Cyrus Y. Tsui. These complaints were filed on behalf of a putative class of investors who purchased our stock between April 22, 2003 and April 19, 2004. They generally allege violations of federal securities laws arising out of our previously announced restatement of financial results for the first, second and third quarters of 2003. Consistent with the usual procedures for cases of this kind, these cases were amended and consolidated into a single action. In such amended and consolidated complaint filed January 27, 2005 our former President and our former Controller were added as defendants. We believe that the complaints are without merit, and we intend to vigorously defend against the lawsuits.

In September and October 2004, two shareholder derivative complaints were filed, purportedly on behalf of Lattice Semiconductor Corporation, in the Circuit Court of the State of Oregon for the County of Washington, against all members of the board of directors at that time, certain former directors, and certain executive officers. The derivative plaintiffs make allegations substantially similar to those in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. Consistent with the usual procedures for cases of this kind, these cases were consolidated into a single putative shareholder derivative action. On April 1, 2005, an amended and consolidated complaint was filed. On May 16, 2005, the Company, acting through a Special Litigation Committee (“SLC”) appointed by the Board of Directors, filed a motion to stay the proceedings to allow the SLC to conduct an investigation. On July 18th, 2005, the Circuit Court held a hearing and stayed the action until a status conference is held. A status conference was scheduled for October 24, 2005, but has been indefinitely postponed. The SLC has been discussing with counsel for the derivative plaintiffs a potential settlement of the derivative action on terms that, among other things, would provide for our Board of Directors to adopt specified corporate governance changes, for the dismissal with prejudice of all claims asserted by the derivative plaintiffs, and for the payment of plaintiffs’ counsel’s fees and expenses. Such a potential settlement would be subject to and would be effective only if and when, among other things, the parties execute final settlement documents and obtain approval from the Circuit Court. If a settlement agreement is not reached, or is reached but does not become effective, the derivative litigation would continue. Settlement of the derivative litigation would not cover or settle the federal securities action.

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

On June 14, 2005, we announced that our Audit Committee, in connection with its responsibilities for financial oversight, was conducting an internal examination.  The examination concerned issues primarily associated with executive compensation and several items pertaining to our internal controls.  On August 9, 2005, we announced that the Audit Committee had concluded the examination. We have furnished information regarding the matters examined by the Audit Committee to the Securities and Exchange Commission, which is conducting an ongoing informal inquiry into our prior restatement of financial results.  On September 30, 2005 the Securities and Exchange Commission issued a Cease and Desist Order concerning our former Controller, and referenced certain events in connection with our prior restatement of financial results. We are cooperating fully with the Securities and Exchange Commission and intend to continue to do so. We cannot predict the duration or outcome of the Securities and Exchange Commission’s inquiry. If the Securities and Exchange Commission expands its informal inquiry or decides to pursue enforcement action against us, or any other governmental agency or regulatory body takes similar action, our management could be distracted, we could incur substantial costs and there could be a material adverse effect on our business.

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

On August 9, 2005, we announced that our board of directors had terminated the employment of our then Chief Executive Officer, Cyrus Y. Tsui.  Mr. Tsui served as Chief Executive Officer for almost 17 years, played an integral role in our product definition and development and sales strategy during that time, and had strong business relationships with a number of our key employees, distributors and suppliers.  Although we have confidence in our new Chief Executive Officer, Stephen A. Skaggs, and the other members of our executive management team, the departure of Mr. Tsui may have an adverse impact on our business and operations.

Changes in accounting for equity compensation will adversely affect our consolidated statement of operations and could adversely affect our ability to attract and retain employees.

We have historically used stock options as a key component of employee compensation in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes to generally accepted accounting principles that require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives beginning in the quarter ended March 31, 2006. To the extent that these or other new regulations make it more difficult or expensive to grant options to employees, we will incur increased compensation costs. We may also change our equity compensation strategy or find it difficult to attract, retain and motivate employees. Any of these results could materially and adversely affect our business.

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

All of our major silicon wafer suppliers operate fabs located in Asia. Additionally, our finished silicon wafers are assembled and tested by independent contractors located in China, Japan, Malaysia, the Philippines and South Korea. Economic, financial, social and political conditions in Asia have historically been volatile. Financial difficulties, the effects of currency fluctuation, governmental actions or restrictions, prolonged work stoppages, political unrest, war or any other difficulties experienced by our suppliers may disrupt our supply and could harm our operating results.

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

Our quarterly results may also fluctuate as a result of the legal expenses accrued in any given period in connection with the pending shareholder class action and derivative suits, the recently completed Audit Committee’s examination, the SLC’s ongoing investigation and the Securities and Exchange Commission’s ongoing informal inquiry. As a result of these factors, our past financial results are not necessarily a good predictor of our future results.

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

•                  announcements of technological innovations or new products by other companies; and

•                  any developments in the pending shareholder class action and derivative suits and the Securities and Exchange Commission’s informal inquiry.

At September 30, 2005, our book value per share was $4.56 compared to our stock price, which has ranged from a low of $4.10 per share to a high of $5.79 per share in the nine months ended September 30, 2005. Presently, our stock price is trading near our consolidated book value. Should our stock price drop below book value for a sustained period, it may become necessary to record an impairment charge to goodwill which would reduce our results of operations.

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

Currently we hold substantial equity in UMC, which we acquired as part of a strategic investment to obtain certain manufacturing rights.  The market price and valuation of these equity shares has fluctuated widely due to business, stock market or other conditions over which we have little control.  During 2001, we recorded a pre-tax impairment loss related to this investment.  In the future, UMC common stock may continue to experience significant price volatility. In 2002, 2004 and 2005, we sold a portion of our UMC shares, but have otherwise not attempted to reduce or eliminate this equity price risk through hedging or similar techniques. As a result, substantial, sustained changes in the market price of UMC common stock could impact our financial results.

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

Changes in Internal Control over Financial Reporting

On June 14, 2005, we announced that Cyrus Y. Tsui, our then Chief Executive Officer and Chairman of the Board, and Rodney F. Sloss, our then Vice President of Finance, had been placed on paid leave of absence pending completion of an independent examination being undertaken by our Audit Committee.  Mr. Tsui, as Chief Executive Officer, Chairman and trading compliance officer and Mr. Sloss, as our Vice President of Finance, each had an important role in our internal control over financial reporting and our disclosure controls and procedures.  At that time, the Board appointed Stephen A. Skaggs as acting Chief Executive Officer and
Patrick S. Jones as acting Chairman of the Board.  On August 9, 2005, we announced the appointment of Mr. Skaggs as Chief Executive Officer and Mr. Jones as Chairman of the Board, and that our board of directors had terminated the employment of Mr. Tsui and Mr. Sloss. On August 9, 2005, Martin R. Baker, our Corporate Vice President, General Counsel and Secretary, was also designated trading compliance officer. At that time, we also announced that the Audit Committee had completed its previously announced examination.

In connection with the completion of its examination, the Audit Committee recommended, and the board of directors adopted, several enhancements to our policies and procedures, including procedures that relate to internal control.  The enhancements adopted include the following: Company officers cannot provide approvals or grant exceptions to Company policy regarding matters that relate to themselves; the CFO reviews and approves the expense reports of the CEO; the Company’s independent registered public accounting firm reviews expense reimbursement procedures during the annual audit; the Audit Committee, in consultation with the Chief Financial Officer, will periodically consider whether to increase the quarterly review activities conducted by the Company’s independent registered public accounting firm; the Company has reinforced its computer use policy; the Board and senior management have reinforced the Company’s existing policy that prohibits the use of Company personnel and resources for non-business related purposes; the trading compliance officer’s equity transactions must be approved by the CFO; all payments to officers under a Board approved incentive or bonus plan will be reviewed and approved by the Compensation Committee prior to payment; the Board will periodically review staffing needs in all departments of the Company that serve control functions; and employees hired to do Sarbanes-Oxley compliance will also do periodic internal control monitoring.  We have already implemented the majority of these enhancements.  The Audit Committee will also review the Company’s implementation and adherence to these enhancements on a regular basis.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September and October 2004, three putative class action complaints were filed in the United States District Court for the District of Oregon against Lattice Semiconductor Corporation, our Chief Executive Officer and President Stephen A. Skaggs, and our former Chief Executive Officer Cyrus Y. Tsui. These complaints were filed on behalf of a putative class of investors who purchased our stock between April 22, 2003 and April 19, 2004.  They generally allege violations of federal securities laws arising out of our previously announced restatement of financial results for the first, second and third quarters of 2003. Consistent with the usual procedures for cases of this kind, these cases were amended and consolidated into a single action. In such amended and consolidated complaint filed January 27, 2005 our former President and our former Controller were added as defendants. We believe that the complaints are without merit, and we intend to vigorously defend against the lawsuits.

In September and October 2004, two shareholder derivative complaints were filed, purportedly on behalf of Lattice Semiconductor Corporation, in the Circuit Court of the State of Oregon for the County of Washington, against all members of the board of directors at that time, certain former directors, and certain executive officers. The derivative plaintiffs make allegations substantially similar to those in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment.  Consistent with the usual procedures for cases of this kind, these cases were consolidated into a single putative shareholder derivative action. On April 1, 2005, an amended and consolidated complaint was filed. On May 16, 2005, the Company, acting through a Special Litigation Committee (“SLC”) appointed by the Board of Directors, for the purpose of conducting a review and examination of the claims contained in the aforementioned shareholder derivative complaints, filed a motion to stay the proceedings to allow the SLC to conduct an investigation. On July 18th, 2005, the Circuit Court held a hearing and stayed the action until a status conference is held. A status conference was scheduled for October 24, 2005, but has been indefinitely postponed. The SLC has been discussing with counsel for the derivative plaintiffs a potential settlement of the derivative action on terms that, among other things, would provide for our Board of Directors to adopt specified corporate governance changes, for the dismissal with prejudice of all claims asserted by the derivative plaintiffs, and for the payment of plaintiffs’ counsel’s fees and expenses. Such a potential settlement would be subject to and would be effective only if and when, among other things, the parties execute final settlement documents and obtain approval from the Circuit Court. If a settlement agreement is not reached, or is reached but does not become effective, the derivative litigation would continue. Settlement of the derivative litigation would not cover or settle the federal securities action.

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

On June 14, 2005, we announced that our Audit Committee, in connection with its responsibilities for financial oversight, was conducting an internal examination.  The examination concerned issues primarily associated with executive compensation and several items pertaining to our internal controls.  On August 9, 2005, we announced that the Audit Committee had concluded the examination. We have furnished information regarding the matters examined by the Audit Committee to the Securities and Exchange Commission, which is conducting an ongoing informal inquiry into our prior restatement of financial results.  On September 30, 2005 the Securities and Exchange Commission issued a Cease and Desist Order concerning our former Controller, and referenced certain events in connection with our prior restatement of financial results. We are cooperating fully with the Securities and Exchange Commission and intend to continue to do so. We cannot predict the duration or outcome of the Securities and Exchange Commission’s inquiry. If the Securities and Exchange Commission expands its informal inquiry or decides to pursue enforcement action against us, or any other governmental agency or regulatory body takes similar action, our management could be distracted, we could incur substantial costs and there could be a material adverse effect on our business. The matters that the Audit Committee was examining were brought to its attention by the SLC.

We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity and our financial results.

ITEM 5. OTHER INFORMATION

Entry into Material Definitive Agreements

On November 3, 2005, the Company entered into employment agreements with three of its executive officers:  Jan Johannessen, its Senior Vice President and Chief Financial Officer, Martin Baker, its Corporate Vice President, General Counsel and Secretary, and Steven Donovan, Corporate Vice President, Sales.

Under the terms of his employment agreement, Mr. Johannessen’s base annual salary will be $262,096.  Mr. Johannessen is also entitled to receive a bonus for the 2005 fiscal year of up to $100,000, 50% of which will be earned on December 30, 2005 if Mr. Johannessen is still employed on such date.  The remaining 50% will be earned based on the achievement of performance objectives that are mutually agreed upon in writing by the Compensation Committee and Mr. Johannessen.  For subsequent fiscal years, Mr. Johannessen will participate in an executive bonus plan that will be established by the Company.  Under this plan, Mr. Johannessen will be eligible to receive a target bonus of up to 40% of his annual base salary (or such higher figure as determined by the Compensation Committee) based on the achievement of specific milestones to be mutually agreed upon by the Compensation Committee and Mr. Johannessen; provided that Mr. Johannessen may receive an annual bonus of up to 250% of the target bonus for superior achievement of the milestones.

Under the terms of his employment agreement, Mr. Baker’s base annual salary will be $224,698.  Mr. Baker is also entitled to receive a bonus for the 2005 fiscal year of up to $80,000, 50% of which will be earned on December 30, 2005 if Mr. Baker is still employed on such date.  The remaining 50% will be earned based on the achievement of performance objectives that are mutually agreed upon in writing by the Compensation Committee and Mr. Baker.  For subsequent fiscal years, Mr. Baker will participate in an executive bonus plan that will be established by the Company.  Under this plan, Mr. Baker will be eligible to receive a target bonus of up to 30% of his annual base salary (or such higher figure as determined by the Compensation Committee) based on the achievement of specific milestones to be mutually agreed upon by the Compensation Committee and Mr. Baker; provided that Mr. Baker may receive an annual bonus of up to 250% of the target bonus for superior achievement of the milestones.

Under the terms of his employment agreement, Mr. Donovan’s base annual salary will be $227,115.  Mr. Donovan is also entitled to receive a bonus for the 2005 fiscal year of up to $40,000, 50% of which will be earned on December 30, 2005 if Mr. Donovan is still employed on such date.  The remaining 50% will be earned based on the achievement of performance objectives that are mutually agreed upon in writing by the Compensation Committee and Mr. Donovan.  For subsequent fiscal years, Mr. Donovan will participate in an executive bonus plan that will be established by the Company.  Under this plan, Mr. Donovan will be eligible to receive a target bonus of up to 30% of his annual base salary (or such higher figure as determined by the Compensation Committee) based on the achievement of specific milestones to be mutually agreed upon by the Compensation Committee and Mr. Donovan; provided that Mr. Donovan may receive an annual bonus of up to 250% of the target bonus for superior achievement of the milestones.

Each of the employment agreements is “at-will”, and the Company may terminate the employment of the executive officer with or without Cause (as defined in the employment agreement) by giving the executive officer 30 days advance written notice.  Each executive officer may also terminate his employment by giving the Company 30 days advance written notice.

If the Company terminates the employment of an executive officer without Cause or if an executive officer terminates his employment with Good Reason (as defined in the employment agreement), then the executive officer will be entitled to receive (i) a severance payment equal to 1.0 times his then annual base salary plus 1.0 times his then target bonus (adjusted pro rata on a monthly basis depending on the month the termination occurs) and (ii) reimbursement of health insurance premiums for a period of 12 months following his termination date (or such earlier date upon which he receives comparable medical coverage).  In addition, if an executive officer is terminated without Cause or terminates his employment with Good Reason within 24 months of a Change in Control (as defined in the employment agreement), the executive officer will (i) receive a severance payment equal to 1.0 times his then current base salary plus 1.0 times his target bonus (without any pro rata adjustment) and (ii) receive reimbursement of health insurance premiums for 12 months.  All severance payments are conditioned upon the execution by the executive officer of a release of claims against the Company and his compliance with certain obligations owed to the Company under his employment agreement.

If any of the benefits and payments provided under the employment agreement are considered “parachute payments” within the meaning of Section 280G of the Internal Revenue Code (the “Code”) and are thus subject to the excise tax imposed by Section 4999 of the Code, then the executive officer’s benefits under the employment shall be payable either (1) in full, or (2) as to such lesser amount which would result in no portion of the such benefits being subject to excise tax under Section 4999 of the Code, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the excise tax imposed by Section 4999, results in the receipt by the executive officer on an after-tax basis, of the greatest amount of benefits under the employment agreement.

Appointment of Director

On November 1, 2005, the board of directors adopted a resolution increasing the size of the board by one member.  The board then appointed Stephen A. Skaggs, our President and Chief Executive Officer, as a Class I Director to fill the vacancy created by the expansion of the board.

ITEM 6. EXHIBITS

Exhibits

10.1	Employment Agreement with Jan Johannessen, Senior Vice President and Chief Financial Officer

10.2	Employment Agreement with Martin Baker, Corporate Vice President, General Counsel and Secretary

10.3	Employment Agreement with Stephen Donovan, Corporate Vice President, Sales

10.4	Executive Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION (Registrant)

Date: November 4, 2005

By:	/s/ Jan Johannessen
Jan Johannessen
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)