Form 10-K
period 2005-12-31
LATTICE SEMICONDUCTOR CORP
filed 2006-03-15
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(Title of Class)
Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of July 2, 2005	$318,530,444
Number of shares of common stock outstanding as of March 7, 2006	113,719,506

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2006 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include any actions resulting from the Securities and Exchange Commission’s ongoing informal inquiry, developments in the pending securities class action litigation, the possibility that we are unable to realize the anticipated benefits from our recently announced restructuring, overall semiconductor market conditions, market acceptance and demand for our new products, our dependencies on our silicon wafer suppliers, the impact of competitive products and pricing, technological and product development risks, and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including but not limited to the items discussed in “Risk Factors” set forth in Item 1A of this report. You should not unduly rely on forward-looking statements because our actual results could materially differ from those expressed in any forward-looking statements made by us. Further, any forward-looking statement applies only as of the date on which it is made. We are not required to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Item 1. Business.

Lattice Semiconductor Corporation designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by end customers as specific logic circuits, and thus enable shorter design cycle times and reduced development costs. Our end customers are primarily original equipment manufacturers in the communications, computing, consumer, industrial, automotive, medical and military end markets.

Lattice was incorporated in Oregon in 1983 and reincorporated in Delaware in 1985. Our principal offices are located at 5555 N.E. Moore Court, Hillsboro, Oregon 97124, our telephone number is (503) 268-8000 and our website can be accessed at www.latticesemi.com. Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K.

We report based on a 52 or 53-week year ending on the Saturday closest to December 31. For ease of presentation, we have adopted the convention of using March 31, June 30, September 30 and December 31 as period end dates for all financial statement information. Our fiscal 2005 and 2004 were 52-week years. Our 2003 fiscal year was a 53-week year.

Programmable Logic Market Background

Three principal types of digital integrated circuits are used in most electronic systems: microprocessors, memory and logic. Microprocessors are used for control and computing tasks, memory is used to store programming instructions and data, and logic is employed to manage the interchange and manipulation of digital signals within a system. Logic contains interconnected groupings of simple logical “and” and logical “or” functions, commonly described as “gates.” Typically, complex combinations of individual gates are required to implement the specialized logic functions required for systems.

Logic circuits are found in a wide range of today’s digital electronic equipment including communications, computing, consumer, industrial, automotive, medical, and military systems. The logic market encompasses general purpose logic semiconductor products, which include programmable logic devices, and application-specific semiconductor products, which include ASICs (devices marketed to a single user) and ASSPs (devices marketed to multiple users). According to Gartner1, these two product categories combined accounted for approximately 39% of the estimated $235 billion worldwide semiconductor market in 2005. Manufacturers of electronic equipment are challenged to bring differentiated products to market quickly. These competitive pressures often preclude the use of custom-designed ASICs, which generally entail significant design risks, non-recurring costs and time delays. Standard logic products, an alternative to custom designed ASICs, limit a manufacturer’s flexibility to adequately customize an end system. Programmable logic addresses this inherent dilemma. Programmable logic is a standard semiconductor product, purchased by systems manufacturers in a “blank” state, that can be custom configured into a virtually unlimited number of specific logic functions by programming the device with electrical signals. Programmable logic gives system designers the ability to quickly create custom logic functions to provide product differentiation without sacrificing rapid time to market.

According to Gartner1, the programmable logic market was approximately $3.2 billion in 2005. Within this market, there are two main segments, programmable logic devices (“PLDs”) and field programmable gate arrays (“FPGAs”), each representing a distinct silicon architectural approach. Our company believes that in 2005, PLD was a $0.6 billion market while FPGA was a $2.6 billion market. Products based on the two alternative programmable logic architectures are generally optimal for different types of logic functions, although many logic functions can be implemented using either architecture. PLDs are characterized by a regular building block structure of wide-input logic cells, called macrocells, and use a centralized logic interconnect scheme. FPGAs are characterized by a narrow-input logic cell and use a distributed interconnect scheme. FPGAs may also contain dedicated blocks of fixed circuits such as memory, high-speed input/output interface or processors. Although PLDs and FPGAs are typically suited for use in distinct types of logic applications, we believe that a substantial portion of programmable logic customers utilize both PLD and FPGA products.

Lattice Products

We strive to offer innovative and differentiated programmable solutions based on our proprietary technology and intellectual property.

FPGA Products

In 2002, we entered the FPGA market as a result of our acquisition of the FPGA business of Agere. During 2005, approximately 18% of our revenue was derived from FPGA products, as compared to 19% in 2004 and 18% in 2003. In the future, we plan to introduce new families of innovative, high performance FPGAs. The key features of our newest FPGA families are described in the table below:

FPGA Family	Process Technology (nm)	Operating Voltage (v)	Logic (K LUTs)	Logic (K Gates)	Max RAM (kB)	I/O Pins (#)
LatticeSC™	90	1.0/1.2	15-115	4,131-26,148	9,640	139-942
LatticeECP2™	90	1.2	6-68	386-4,700	1,168	95-628
LatticeXP™	130	3.3/2.5/1.8/1.2	3.1-19.7	256-1,540	475	62-340
LatticeEC™/ECP™	130	1.2	1.5-32.8	50-1,800	666	67-496

(1)          Gartner Dataquest, “Semiconductor Forecast Worldwide—Forecast Database,” Nolan Reilly and Richard Gordon, Nov. 14, 2005.

Our recently announced LatticeSC (System Chip) family of FPGAs combines a high performance FPGA fabric, with many advanced features in a single unique architecture. This family is fabricated using 90nm technology to provide high performance, and includes specific features to meet the needs of today’s high-speed communication system designs. These features include 3.4Gbps serializer/deserializer (“SERDES”) with an advanced embedded Physical Coding Sub-layer (“PCS”), up to 7.8 Mbits of Embedded Block RAM (“EBR”), and dedicated I/O logic to support source synchronous I/O standards such as RapidIO, HyperTransport, SPI4.2, SFI-4, UTOPIA, XGMII and CSIX. Multiple hierarchical clocking and clock management resources are provided to support programmable logic designs needed in today’s high-end system designs. High speed I/O with bandwidths up to 2Gbps per pin are designed for use with high throughput systems. For low cost system level integration, the LatticeSC family offers MACO™ (Masked Array for Cost Optimization) structured ASIC blocks: up to 12 blocks per device with a variety of pre-engineered intellectual property (“IP”) cores.

We also recently introduced the LatticeECP2 family. By integrating features and capabilities previously only available on higher cost/high performance FPGAs, this second generation family expands the range of applications that can take advantage of low cost FPGA products. These integrated features and capabilities include pre-engineered source synchronous I/O for implementation of double data rate (“DDR”) and DDR2 memory interfaces, enhanced configuration options, and high performance multiply, addition, subtract and accumulate digital signal processing (“DSP”) blocks.

The LatticeXP family, introduced in 2005, is a non-volatile FPGA family manufactured using a 130nm embedded flash process co-developed with our foundry partner Fujitsu Limited (“Fujitsu”). Unlike traditional FPGAs that require an external device to load the configuration bitstream, our non-volatile FPGA products embed a flash block on chip to load the bitstream, which offers customers unique benefits with regard to design security, instant-on logic functionality and improved field upgradability.

The LatticeEC/ECP families, introduced in 2004, are 130nm products currently in volume production. These families were designed to support high volume customer applications, which require a low cost FPGA fabric. Additionally, these families provide several important, performance-enhancing features. These features include built-in DDR memory support, a flexible high-performance DSP block and support for industry standard, low cost, SPI-flash boot memories.

PLD Products

During 2005, approximately 82% of our revenue was derived from PLD products, as compared to 81% in 2004 and 82% in 2003. At present, we offer the industry’s broadest line of PLDs based on our numerous families of ispLSI®, ispMACH™ and GAL® products. The key features of our newest PLD families are described in the table below:

PLD Family	Process Technology (nm)	Operating Voltage (v)	Maximum Speed (MHz)	Minimum Prop Delay (Nanoseconds)	Logic (Macrocells)	I/O Pins (#)
MachXO™	130	3.3/2.5/1.8/1.2	345	3.5	128-1,140	73-271
ispMACH 4000V/B/C	180	3.3/2.5/1.8	400	2.5	32-512	30-208
ispMACH 4000Z	180	1.8	267	3.5	32-256	32-128

The MachXO family of crossover programmable logic devices combines an optimized lookup table (“LUT”) fabric with Lattice’s non-volatile technology to provide the high pin-to-pin performance and instant-on logic functionality associated with PLDs, and the flexibility of FPGAs. This low cost, infinitely reconfigurable family is designed to offer a flexible alternative for applications traditionally served by PLDs or low capacity FPGAs such as bus bridging, bus interface and control.

In addition to high performance, the ispMACH 4000Z family features an architecture optimized to ensure ultra-low power consumption. Devices within this new family, targeted toward handheld and portable equipment, typically operate using 10-15 microamps of current while in standby mode.

We also offer the industry’s broadest line of low density PLDs, based on our numerous families of GAL products offered in over 200 speed, power, package and temperature range combinations. These devices range in complexity from approximately 200 to 1,000 logic gates and are typically assembled in 20-, 24- and 28-pin standard dual in-line packages and in 20- and 28-pin standard plastic leaded chip carrier packages. We offer the standard 16V8, 20V8 and 22V10 architectures in a variety of speed grades, with propagation delays as low as 3.5 nanoseconds, the highest performance in the industry.

In addition, we have recently introduced the ispPAC®, Power Manager and ispCLOCK™ families of programmable mixed signal devices. These devices, featuring a combination of programmable logic and programmable analog, allow system designers to quickly and easily implement a wide variety of power and clock management functions within a single integrated circuit. Our ispPAC products can replace numerous discrete components while providing customers with additional design flexibility and time to market benefits. We believe these devices provide an opportunity to extend our proprietary technology to an untapped potential market.

Software Development Tools and Intellectual Property Cores

Our products are supported by the ispLEVER® 5.1 software development tool suite and PAC-Designer® software. Supporting the PC, UNIX and LINUX platforms, ispLEVER software allows our customers to enter, verify and synthesize a design, perform logic simulation and timing analysis, assign input/output pins, designate critical paths, debug, execute automatic timing-driven place and route tasks, and download a logic and input/output configuration to our devices. Designed to seamlessly integrate with third-party electronic design automation environments, ispLEVER software provides a front-to-back design flow that leverages a customer’s prior investment in tools offered by Cadence, Mentor Graphics, Synopsys and Synplicity. In the future, we plan to continue to enhance and expand the capability of our software development tool suite.

Lattice’s IP core program (ispLeverCORE™) assists our customers’ design efforts by providing pre-tested, reusable functions that can be easily utilized, allowing our customers to focus on their unique system architectures. These IP cores eliminate the need to “re-invent the wheel,” by providing many industry-standard functions, including PCI, DDR and Ethernet.

Product Development

We place substantial emphasis on new product development and believe that continued investment in this area is required to maintain and improve our competitive position. Our product development activities emphasize new proprietary products, enhancement of existing products and process technologies and improvement of software development tools. Product development activities occur in Hillsboro, Oregon; San Jose, California; Naperville, Illinois; Bethlehem, Pennsylvania; and Shanghai, China. During 2005, we closed three smaller silicon design centers and one software development center, and consolidated the development activities of those centers into our larger facilities.

Research and development expenses were $95.4 million in 2005, $91.0 million in 2004 and $87.1 million in 2003. While we expect to continue to make significant future investments in research and development, we have taken steps to streamline and consolidate our research and development process, the impact of which is reflected in restructuring charges for the fourth quarter of 2005 (see discussion under “Restructuring Charges”).

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

Wafer Fabrication

We source silicon wafers from our foundry partners, Fujitsu in Japan, Seiko Epson in Japan, United Microelectronics Corporation (“UMC”) in Taiwan and Chartered Semiconductor Manufacturing, Ltd. (“Chartered Semiconductor”) in Singapore, pursuant to agreements with each company and their respective affiliates. We negotiate wafer volumes, prices and other terms with our foundry partners and their respective affiliates on a periodic basis.

Assembly

After wafer fabrication and initial testing, we ship wafers to independent subcontractors for assembly. During assembly, wafers are separated into individual die and encapsulated in plastic or ceramic packages. Presently, we have qualified assembly partners in China, Japan, Malaysia, the Philippines, South Korea and Indonesia. We negotiate assembly prices, volumes and other terms with our assembly partners and their affiliates on a periodic basis.

We currently offer an extensive list of standard products in lead (Pb) free packaging. Our lead-free products are RoHS compliant, meeting the European Parliament Directive entitled “Restrictions on the use of Hazardous Substances” (“RoHS”). We continually review our suppliers to ensure they meet or exceed our packaging requirements.

Testing

We electrically test the die on each wafer prior to shipment for assembly. Following assembly, prior to customer shipment, each product undergoes final testing and quality assurance procedures. Final testing on certain products is performed by independent contractors in China, Japan, Malaysia, the Philippines, South Korea and Indonesia, and at our Oregon facility.

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

As of December 2005, we have agreements with 20 manufacturers’ representatives and two primary distributors, Arrow Electronics, Inc. and Avnet Inc., in North America. We have also established export sales channels in over 50 foreign countries through a network of over 30 sales representatives and distributors. The majority of our sales are made through distributors.

We protect both of our primary North American distributors and some of our foreign distributors against reductions in published prices, and expect to continue this policy in the foreseeable future. We also allow returns from these distributors of unsold products under certain conditions. For these reasons, we do not recognize revenue until products are resold by these distributors to an end customer.

We provide technical and marketing support to our end customers with engineering staff based at our headquarters, product development centers and selected field sales offices. We maintain numerous domestic and international field sales offices in major metropolitan areas.

Export sales as a percentage of our total revenue were 77% in 2005, 71% in 2004 and 68% in 2003. Export sales to Japan were approximately 15% of revenue in 2005, 14% of revenue in 2004 and 11% of revenue in 2003, while export sales to China were 13% of revenue in both 2005 and 2004 and 10% in 2003. Both export and domestic sales are denominated in U.S. dollars, with the exception of sales to Japan, which are denominated in Yen. If our export sales decline significantly, there would be a material adverse impact on our business and results of operations.

Our products are sold to a large and diverse group of customers. No individual end customer accounted for more than 10% of total revenue in 2005, 2004 or 2003.

Seasonality

In most years, we experience some seasonal trends in the sale of our products. Sales of our products are often stronger in the first months of the year, and often weaker in the summer months. In addition, December is often a weak month for sales. On balance, general economic conditions have a greater impact on our business and financial results than seasonal trends.

Backlog

Our backlog of scheduled and released orders as of December 31, 2005 was approximately $35.5 million, as compared to approximately $25.5 million as of December 31, 2004. This backlog consisted of direct customer and distributor orders scheduled for delivery within the next 90 days. Distributor orders accounted for the majority of the backlog in both periods. Direct customer orders may be changed, rescheduled or cancelled under certain circumstances without penalty prior to shipment. Additionally, distributor orders generally may be changed, rescheduled or cancelled without penalty prior to shipment. Furthermore, certain of our distributor shipments are subject to rights of return and price adjustment. Revenue associated with these distributor shipments is not recognized until the product is resold to an end customer. Typically, the majority of our revenue results from orders placed and filled within the same period. Such orders are referred to as “turns orders.”  By definition, turns orders are not captured in a backlog measurement made at the beginning of a period. We do not anticipate a significant change in this business pattern. For all these reasons, backlog as of any particular date should not be used as a predictor of revenue for any future period.

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

The principal competitive factors in the programmable logic market include product features, price, customer support, and sales, marketing and distribution strength. The availability of competitive software development tools and intellectual property cores is also critical. In addition to product features such as density, speed, power consumption, reprogrammability, design flexibility and reliability, competition occurs on the basis of price and market acceptance of specific products and technology. We intend to continue to address these competitive factors by working to continually introduce product enhancements and new products, by seeking to establish our products as industry standards in their respective markets, and by working to reduce the manufacturing cost of our products.

We compete directly with Actel Corporation, Altera Corporation and Xilinx Inc., all of whom offer competing products. We also indirectly compete with other semiconductor companies that provide logic solutions that are not user programmable. Although to date we have not experienced direct competition from companies located outside the United States, such companies may become a more significant competitive factor in the future. Competition may also increase if other semiconductor companies seek to expand into our market. Any such increases in competition could have a material adverse effect on our operating results.

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

We hold numerous domestic, European and Asian patents and have patent applications pending in the United States, Asia and Europe. Our current patents will expire at various times between 2006 and 2023. There can be no assurance that pending patent applications or other applications that may be filed will result in issued patents, or that any issued patents will survive challenges to their validity. Although we believe that our patents have value, there can be no assurance that our patents, or any additional patents that may be issued in the future, will provide meaningful protection from competition. We believe that our success will depend primarily upon the technical expertise, experience, creativity and the sales and marketing abilities of our personnel.

Patent and other proprietary rights infringement claims are common in our industry. There can be no assurance that, with respect to any claim made against us, we could obtain a license on terms or under conditions that would not harm our business.

Licenses and Agreements

Advanced Micro Devices

In 1999, as part of our acquisition of Vantis Corporation, a wholly owned subsidiary of Advanced Micro Devices, Inc. (“AMD”), we entered into an agreement with AMD pursuant to which we have cross-licensed Vantis patents with AMD patents, having an effective filing date on or before June 15, 1999, related to programmable logic products. This cross-license was made on a worldwide, non-exclusive and royalty-free basis. Additionally, as part of our acquisition of Vantis, we acquired certain third-party license rights held by Vantis prior to the acquisition. Included are rights to use certain Xilinx patents to manufacture, market and sell products.

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

Fujitsu

On September 10, 2004, we entered into an Advance Payment and Purchase Agreement (the “Fujitsu APP Agreement”) with Fujitsu, pursuant to which we will advance $125.0 million to Fujitsu in support of the development and construction of a new 300mm wafer fabrication facility in Mie, Japan, which is now operational. The initial two payments of $25.0 million each were made in October 2004 and January 2005, with the remaining payments to be made in two stages upon the achievement of certain milestones. We currently anticipate that the achievement of these milestones will occur in the second and third quarters of 2006.

Our $125.0 million advance will be credited against the purchase price of 300mm wafers received from the new wafer fabrication facility. The Fujitsu APP Agreement will continue until the full amount of the advance payment has been returned to us in the form of wafers or other repayment, subject to the right of either party to terminate the agreement upon the occurrence of certain events. We may request a refund of the unused amount of the advance payment if we have not used all of our wafer credits by December 31, 2007. The repayment obligation of Fujitsu is unsecured.

Seiko Epson/Epson Electronics America

Epson Electronics America, Inc. (“EEA”), an affiliated U.S. distributor of Seiko Epson, has agreed to provide us with manufactured wafers in quantities based on six-month rolling forecasts. Prices for the wafers obtained from EEA are reviewed and adjusted periodically. Wafers for our products are manufactured in Japan at Seiko Epson’s wafer fabrication facilities and are delivered to us by EEA.

In 1997 we entered into an advance payment production agreement with Seiko Epson and EEA which was subsequently amended in 2002 and March 2004. Under this agreement we advanced $51.3 million to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility. The advance is to be repaid with semiconductor wafers over a multi-year period. No interest income is recorded. The agreement calls for wafers to be supplied by Seiko Epson through EEA pursuant to purchase agreements with EEA. Cumulatively, $38.9 million of these payments have been repaid to us in the form of semiconductor wafers. We currently estimate that approximately $12.4 million of the outstanding advances will be repaid with semiconductor wafers during fiscal 2006, and are thus reflected as part of Prepaid expenses and other current assets in our Consolidated Balance Sheet. We are not obligated to make additional payments under this agreement.

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

We owned approximately 25.7 million shares of UMC common stock at December 31, 2005. Under the terms of the UMC agreement, sales of these shares may result in a reduction of our rights to guaranteed wafer capacity at UMC based on the number of shares that we sell. However, we do not believe that this creates a significant risk with regard to securing adequate wafer capacity at UMC.

For financial reporting purposes, all of our shares of UMC common stock are accounted for as available-for-sale and marked to market in our Consolidated Balance Sheet until they are sold, at which time a gain or loss is recognized in our Consolidated Statement of Operations. Unrealized gains and losses are included in Accumulated other comprehensive (loss) income within Stockholders’ equity. An other than temporary impairment of UMC share value could result in a reduction of the Consolidated Balance Sheet carrying value and would result in a charge to our Consolidated Statement of Operations.

Employees

As of December 31, 2005, we had 909 full-time employees. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical and management personnel. None of our employees is subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations to be good.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals currently serve as our directors and executive officers:

Name	Age	Position
Stephen A. Skaggs	43	Chief Executive Officer, President and Director
Jan Johannessen	50	Senior Vice President and Chief Financial Officer
Martin R. Baker	50	Corporate Vice President, General Counsel and Secretary
Stephen M. Donovan	54	Corporate Vice President, Sales
Patrick S. Jones	61	Chairman of the Board
David E. Coreson	59	Director
Daniel S. Hauer	69	Director
Soo Boon Koh	55	Director
Balaji Krishnamurthy	52	Director
Harry A. Merlo	80	Director
Gerhard H. Parker	62	Director

Stephen A. Skaggs joined Lattice in December 1992 as Director, Corporate Development. He was elected Senior Vice President, Chief Financial Officer and Secretary in August 1996. He was elected President in October 2003, Chief Executive Officer in August 2005 and Director in November 2005.

Jan Johannessen rejoined Lattice in October 2001 as Vice President, Investments. In October 2003, he was elected Corporate Vice President and Chief Financial Officer. He originally joined Lattice in 1983 and served as Vice President and Chief Financial Officer between 1987 and 1993. From 1993 to 2001, he worked as an independent venture capitalist. He was elected Senior Vice President in November 2005.

Martin R. Baker joined Lattice in January 1997 as Vice President and General Counsel. He was elected Secretary in August 2005 and Corporate Vice President in November 2005. From 1991 until he joined Lattice, Mr. Baker held legal positions with Altera Corporation.

Stephen M. Donovan joined Lattice in October 1989 and served as Director of Marketing and Director of International Sales. He was elected Vice President, International Sales in August 1993. He was promoted to Corporate Vice President, Sales in May 1998. Mr. Donovan has worked in the programmable logic industry since 1982.

Patrick S. Jones joined our Board of Directors in February 2005. Mr. Jones is the former Chief Financial Officer of Gemplus SA and former Vice President, Finance and Corporate Controller of Intel Corporation. He was also previously Chief Financial Officer of LSI Logic Corporation. He was elected Chairman of the Board in August 2005. Mr. Jones also serves as a director of Genesys SA.

David E. Coreson joined our Board of Directors in February 2005. Mr. Coreson is the former Senior Vice President of Tektronix where his responsibilities included worldwide manufacturing, worldwide customer service, central engineering, Tek-Japan, Tek-China and MaxTek, a wholly owned subsidiary of Tektronix which manufactures custom hybrids.

Daniel S. Hauer has been a member of our Board of Directors since 1987. Mr. Hauer served as the Chairman of the Board and Chief Executive Officer of Epson Electronics America, Inc. until November 1998. Since that time, Mr. Hauer has worked as a business consultant.

Soo Boon Koh joined our Board of Directors in August 2000. Ms. Koh has served as Managing Partner of iGlobe Partners Fund, L.P., a venture capital firm located in Singapore and the United States, since October 1999. She previously served as Senior Vice President and Deputy General Manager of Vertex Management Pte., Ltd. until June 1999.

Balaji Krishnamurthy joined our Board of Directors in December 2005. Mr. Krishnamurthy served as Chairman, President and Chief Executive Officer of Planar Systems, Inc. until September 2005.

Harry A. Merlo was a founding member of our Board of Directors in 1983. Mr. Merlo has been the President of Merlo Corporation since July 1995. He was the founding President and previously served as the President and Chairman of the Board of Louisiana-Pacific Corporation until June 1995.

Gerhard H. Parker joined our Board of Directors in December 2005. Mr. Parker previously served as Executive Vice President of Intel Corporation. Mr. Parker also serves as a director of Applied Materials Inc. and FEI Co.

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

Item 1A. Risk Factors.

The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

We may be unsuccessful in defining, developing or selling the new FPGA products required to maintain or expand our business.

As a semiconductor company, we operate in a dynamic environment marked by rapid product obsolescence. The programmable logic market is characterized by rapid technology and product evolution and in recent years the market for FPGA products has grown faster than the market for PLD products. Currently we derive a greater proportion of our revenue from PLD products than FPGA products. Consequently, our future success depends on our ability to introduce new FPGA and associated software design tool products that meet evolving customer needs while achieving acceptable margins. We are presently shipping our next generation FPGA product families that are critical to our ability to grow our FPGA product revenue and expand our overall revenue. We also plan to continue upgrading our customer design tool products and increase our offerings of intellectual property cores. If we fail to introduce new products in a timely manner, or if these products or future new products fail to achieve market acceptance, our operating results would be harmed.

Fujitsu Limited has agreed to manufacture our current and future FPGA products on its 130 nanometer and 90 nanometer CMOS process technologies, as well as on a 130 nanometer technology with embedded flash memory that we have jointly developed with Fujitsu. The success of our next generation FPGA products is dependent on our ability to successfully partner with Fujitsu. If for any reason we are unsuccessful in our efforts to partner with Fujitsu in connection with these next generation FPGA products, our future revenue growth would be materially adversely affected.

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

To develop new products and maintain the competitiveness of existing products, we need to migrate to more advanced wafer manufacturing processes that use larger wafer sizes and smaller device geometries. We also may need to use additional foundries. Because we depend upon foundries to provide their facilities and support for our process technology development, we may experience delays in the availability of advanced wafer manufacturing process technologies at existing or new wafer fabrication facilities. As a result, volume production of our advanced process technologies at the fabs of Fujitsu, Seiko Epson, UMC or future foundries may not be achieved. This could harm our operating results. Currently, and expected to continue in the foreseeable future, our newest FPGA products are manufactured by Fujitsu.

A downturn in the communications equipment end market or computing end market could cause a reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

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

The cyclical nature of the semiconductor industry may limit our ability to maintain revenue levels and operating results during industry downturns.

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

Further, our ability to predict end-user demand is limited. Typically, the majority of our revenue comes from “turns orders,” which are orders placed and filled within the same quarter. By definition, turns orders are not captured in a backlog measurement at the beginning of a quarter. Accordingly, we cannot use backlog as a reliable measure of predicting revenue.

The potential impact of customer design-in activity on future revenue is inherently uncertain because it is unknown whether any particular customer design-in will ultimately result in sales of a significant volume, and, if a particular customer design-in does result in such sales, when such sales will ultimately occur and the amount of such sales.

We face uncertainties relating to the potential impact of customer design-in activity because it is unknown whether any particular customer design activity will ultimately result in sales of significant volume, and, if customer design activity does result in such sales, when such sales will ultimately occur and what the amount of such sales will be. Measurements of customer design-in activity, such as “design-ins” and “design-wins,” are inherently imprecise as it is not possible to predict which designs will ultimately be mass produced, when such production may occur, or whether company products will be used in volume production. We may not be able to accurately manage production of products or predict sales of products, and, thus, our revenue levels may not match our product production.

Our wafer supply could be interrupted or reduced, which may result in a shortage of products available for sale.

We do not manufacture finished silicon wafers and many of our products, including all of our newest FPGA products, are manufactured by a sole source. Currently, our silicon wafers are manufactured by Fujitsu in Japan, Seiko Epson in Japan, UMC in Taiwan and Chartered Semiconductor in Singapore. If any of our current or future foundry partners significantly interrupts or reduces our wafer supply, our operating results could be harmed.

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

The reliable manufacture of high performance programmable logic devices is a complicated and technically demanding process requiring:

•       a high degree of technical skill;

•       state-of-the-art equipment;

•       the availability of certain basic materials and supplies, such as chemicals, gases, polysilicon, silicon wafers and ultra-pure metals;

•       the absence of defects in production wafers;

•       the elimination of minute impurities and errors in each step of the fabrication process; and

•       effective cooperation between the wafer supplier and us.

As a result, our foundries may experience difficulties in achieving acceptable quality and yield levels when manufacturing our silicon wafers.

Our supply of assembled and tested products could be interrupted or reduced, which may result in a shortage of products available for sale.

We do not assemble our finished products or perform all testing of our products. Currently, our finished products are assembled and tested by Amkor in the Philippines and South Korea, ASE in Malaysia, STATS/ChipPAC in China, Fujitsu in Japan, and other independent contractors in Asia. If any of our current or future assembly or test contractors significantly interrupts or reduces our supply of assembled and tested devices, our operating results could be harmed.

In the past, we have experienced delays in obtaining assembled and tested products and in securing assembly and test capacity commitments from our suppliers. At present, we anticipate that our assembly and test capacity commitments are adequate. However, these existing commitments may not be sufficient for us to satisfy customer demand in future periods. Additionally, notwithstanding our assembly and test capacity commitments we may still have difficulty in obtaining deliveries of finished products consistent with the capacity commitments. We negotiate assembly and test prices and capacity commitments from our contractors on a periodic basis. If any of our assembly or test contractors were to reduce its capacity commitment or increase its prices, and we cannot find alternative sources, our operating results could be harmed.

Many other factors that could disrupt our supply of finished products are beyond our control. Since worldwide capacity for assembly and testing of semiconductor products is limited and inelastic, we could be harmed by significant industry-wide increases in overall demand or interruptions in supply. The assembly of complex packages requires a consistent supply of a variety of raw materials such as substrates, leadframes, and mold compound. The worldwide manufacturing capacity for these materials is limited and inelastic. A significant industry-wide increase in demand, or interruptions in the supply of these materials to our assembly/test contractors, could harm our operating results. Additionally, a future disruption of any of our assembly or test contractors’ operations as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, or other natural disaster or catastrophic event could disrupt our supply of assembled and tested devices and could harm our operating results.

In addition, our quarterly revenue levels may be affected to a significant extent by our ability to match inventory and current production mix with the product mix required to fulfill orders. The large number of individual parts we sell and the large number of customers for our products, combined with limitations on our and our customer’s ability to forecast orders accurately and our relatively lengthy manufacturing cycles, may make it difficult to achieve a match of inventory on hand, production units, and shippable orders sufficient to realize quarterly or annual revenue projections.

If our assembly and test supply contractors experience quality or yield problems, we may face a shortage of products available for sale.

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

All of our major silicon wafer suppliers operate fabs located in Asia. Additionally, our finished silicon wafers are assembled and tested by independent contractors located in China, Japan, Malaysia, the Philippines and South Korea. Economic, financial, social and political conditions in Asia have historically been volatile. Financial difficulties, the effects of currency fluctuation, governmental actions or restrictions, prolonged work stoppages, political unrest, war, natural disaster or any other difficulties experienced by our suppliers may disrupt our supply and could harm our operating results.

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

•       the willingness and ability of our customers and distributors to make payment to us in a timely manner;

•       our ability to develop new process technologies and achieve volume production at the fabs of Fujitsu, Seiko Epson, UMC, Chartered Semiconductor or at other foundries;

•       changes in manufacturing yields including delays in achieving target yields on new products;

•       adverse movements in exchange rates, interest rates or tax rates; and

•       the availability of adequate supply commitments from our wafer foundries and assembly and test subcontractors.

Our quarterly results may also fluctuate as a result of the legal expenses accrued in any given period in connection with the pending shareholder class action suit and the Securities and Exchange Commission’s ongoing informal inquiry. As a result of these factors, our past financial results are not necessarily a good predictor of our future results.

We may have failed to adequately insure against certain risks, and, as a result, our financial condition and results may be adversely affected.

We carry insurance customary for companies in our industry, including, but not limited to, liability, property and casualty, worker’s compensation and business interruption insurance. We also carry basic medical insurance, subject to a true insurance stop loss for catastrophic illness. In addition, we have insurance contracts that provide director and officer liability coverage for our directors and officers. Other than the specific areas mentioned above, we are self-insured with respect to most other risks and exposures, and the insurance we carry in many cases is subject to a significant policy deductible or other limitation before coverage applies. Based on management’s assessment and judgment, we have determined that it is more cost effective to self-insure against certain risks than to incur the insurance premium costs. The risks and exposures for which we self-insure include, but are not limited to, natural disasters, product defects, political risk, theft, patent infringement and some employment practice matters. Should there be a catastrophic loss due to an uninsured event such as an earthquake or a loss due to adverse occurrences in any area in which we are self-insured, our financial condition, results of operations and liquidity may be adversely affected.

We may not realize the expected benefits of our corporate restructuring, which may adversely affect our financial conditions and operating results.

In October 2005, we announced a corporate restructuring to consolidate operations, streamline engineering functions and lower operating expenses. We also announced a voluntary separation program for certain employees. As a result of these actions, we reduced total headcount by approximately 14%. We currently estimate that the restructuring will result in a reduction in our operating expenses, effective in the first quarter of 2006, of an estimated $3.5 million to $4.5 million per quarter. Remaining costs to complete the restructuring will be recorded in future periods as incurred and are not expected to be significant. Although the restructuring was substantially completed during the fourth quarter of 2005, we cannot be certain as to the actual amount of any remaining restructuring charges or the timing of their recognition for financial reporting purposes. The benefits of the restructuring may not materialize for a number of reasons, including the possibility that we may incur unanticipated costs in closing facilities or consolidating our operations. In addition, we expect that a portion of the estimated reduction in our operating expenses resulting from the restructuring will be offset by other operating expenses, including stock compensation expense that we will recognize beginning in the first quarter of 2006 as a result of the adoption of SFAS No. 123R. If we are unsuccessful in realizing the benefits of our restructuring plan, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

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

We received notice from our independent registered public accounting firm that, in connection with the 2003 year-end audit, the independent registered public accounting firm identified a material weakness in our internal controls and procedures relating to separation of duties and establishment of standards for review of journal entries and related file documentation. We have implemented various initiatives that have remedied this material weakness.

During our 2004 year-end financial statement closing, we identified a significant deficiency in our internal controls relating to a mechanical error in calculating a unique inventory allowance, which occurred because newly assigned employees did not recognize that the required allowance had been calculated and recorded by existing procedures. The error was not present in previously issued financial statements and was corrected before the year-end financial statements were issued. Additional training and review procedures have been instituted to remedy this deficiency. During 2005, we performed additional training as well as identified ways to modify and automate our inventory compilation processes to make them less vulnerable to manual errors.

On August 9, 2005, we announced that our Audit Committee had completed its previously announced examination, which concerned issues primarily associated with executive compensation and several items pertaining to our internal controls. In connection with the completion of its examination, the Audit Committee recommended, and the Board of Directors adopted, a number of recommended enhancements to our policies and procedures, including internal control procedures, which are described in Item 9A of this report.

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

We have historically used stock options as a key component of employee compensation in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes to generally accepted accounting principles that require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives beginning in the quarter ended March 31, 2006. To the extent that these or other new regulations make it more difficult or expensive to grant options to employees, we will incur increased compensation costs. We may also change our equity compensation strategy, and this could make it difficult to attract, retain and motivate employees. Any of these results could materially and adversely affect our business.

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

•       shortfalls in revenue or earnings from levels expected by investors;

•       announcements of technological innovations or new products by other companies; and

•       any developments in the pending shareholder class action suit and the Securities and Exchange Commission’s informal inquiry.

At December 31, 2005, our book value per share was $4.38 compared to our stock price, which has ranged from a low of $3.85 per share to a high of $5.79 per share for fiscal 2005. Presently, our stock price is trading slightly above our consolidated book value. Should our stock price drop below book value for a sustained period, it may become necessary to record an impairment charge to goodwill, which would reduce our results of operations.

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

In the future, UMC common stock may continue to experience significant price volatility. In 2004 and 2005, we sold the majority of our UMC shares, but have otherwise not attempted to reduce or eliminate this equity price risk through hedging or similar techniques. As a result, substantial, sustained changes in the market price of UMC common stock could impact our financial results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters consists of land and 200,000 square feet of buildings we own in Hillsboro, Oregon. We also own two research and development facilities totaling 29,000 square feet and approximately 6,000 square feet of dormitory facilities in Shanghai, China. We currently lease a 133,000 square foot research and development facility in San Jose, California through 2008, a 6,400 square foot research and development facility in Illinois through August 2007, and a 36,000 square foot research and development facility in Pennsylvania through August 2009. We also lease office facilities in multiple metropolitan locations for our domestic and international sales staff. We believe that our existing facilities are suitable and adequate for our current and foreseeable future needs.

Additionally, we lease (through April 2006) an 84,000 square foot facility in Sunnyvale, California that has been subleased to a third party through the end of the lease term, a 25,000 square foot research and development facility in Austin, Texas through 2011, a 7,500 square foot research and development facility in the United Kingdom through 2013, a 6,300 square foot research and development facility in Colorado through 2007, and a 13,400 square foot research and development facility in Utah through January, 2008. As part of our restructuring plan (see also discussion under “Restructuring Charges”), we ceased our research and development operations in Texas, Colorado, Utah and the United Kingdom in December 2005. We are currently negotiating either to sublease or to terminate the lease agreement at each of these locations.

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

In September and October 2004, two shareholder derivative complaints were filed, purportedly on behalf of Lattice Semiconductor Corporation, in the Circuit Court of the State of Oregon for the County of Washington, against all members of the Board of Directors at the time, certain former directors, and certain executive officers. The derivative plaintiffs made allegations substantially similar to those in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. Consistent with the usual procedures for cases of this kind, these cases were consolidated into a single putative shareholder derivative action. On April 1, 2005, an amended and consolidated complaint was filed. The Board of Directors of the Company appointed a Special Litigation Committee (“SLC”) for the purpose of conducting a review and examination of the claims contained in the shareholder derivative complaints. In December 2005, the SLC agreed with counsel for the derivative plaintiffs on a settlement of the derivative action on terms that, among other things, provided for our Board of Directors to adopt specified corporate governance changes, for the dismissal with prejudice of all claims asserted by the derivative plaintiffs, and for the payment of plaintiffs’ counsel’s fees and expenses. The stipulation of settlement entered into by the parties of the settled shareholder derivative litigation did not contain any finding of fault or admission of wrongdoing or liability on the part of the Company or any of the individual defendants in the litigation. Such settlement was approved by the Circuit Court and the derivative litigation was dismissed on January 30, 2006. The agreed upon corporate governance changes, and additional corporate governance changes initiated by the Board of Directors, were adopted by the Board of Directors on January 31, 2006, and are included in the Corporate Governance Policies described under Item 9A of this report.

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

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the over-the-counter market and prices are quoted on the Nasdaq National Market under the symbol “LSCC.”  The following table sets forth the low and high intraday sale prices for our common stock for the last two fiscal years, as reported by the Nasdaq National Market.

	Low	High
2004:
First Quarter	$7.95	$13.40
Second Quarter	6.47	10.16
Third Quarter	3.96	6.35
Fourth Quarter	4.91	6.00
2005:
First Quarter	$4.26	$5.79
Second Quarter	4.10	5.41
Third Quarter	4.15	5.40
Fourth Quarter	3.85	5.40

Holders

As of March 7, 2006, we had approximately 441 stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. We intend to retain earnings to finance the growth of our business. We have never paid cash dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$211,060	$225,832	$209,662	$229,126	$295,326
Costs and expenses:
Cost of products sold	95,925	96,857	89,266	91,546	111,498
Research and development	95,412	90,957	87,092	85,776	71,679
Selling, general and administrative	57,541	53,803	50,773	48,099	53,027
In-process research and development	—	—	—	29,853	—
Amortization of intangible assets(1)	16,211	47,249	77,127	73,415	84,349
Restructuring charges	11,936	—	—	—	—
	277,025	288,866	304,258	328,689	320,553
Loss from operations	(65,965)	(63,034)	(94,596)	(99,563)	(25,227)
Loss on foundry investments	—	—	—	—	(152,795)
Interest and other income (expense), net	17,079	11,373	(3,064)	6,194	4,056
Loss before provision (benefit) for income taxes	(48,886)	(51,661)	(97,660)	(93,369)	(173,966)
Provision (benefit) for income taxes	233	318	(5,854)	81,866	(64,447)
Net loss	$(49,119)	$(51,979)	$(91,806)	$(175,235)	$(109,519)
Basic net loss per share	$(0.43)	$(0.46)	$(0.82)	$(1.59)	$(1.01)
Diluted net loss per share	$(0.43)	$(0.46)	$(0.82)	$(1.59)	$(1.01)
Shares used in per share calculations:
Basic	113,525	112,976	111,794	110,193	108,814
Diluted	113,525	112,976	111,794	110,193	108,814

	At
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001
	(in thousands)
BALANCE SHEET DATA:
Cash and marketable securities	$264,192	$296,295	$277,750	$276,880	$531,566
Total assets	$715,857	$810,906	$851,628	$941,263	$1,185,982
Convertible notes	$133,500	$169,000	$184,000	$208,061	$260,000
Stockholders’ equity	$498,084	$542,591	$606,112	$661,135	$839,770

(1)          Includes $1,817, $3,418, $5,745, $2,962 and $397 of amortization of deferred stock compensation expense for the years ended December 31, 2005, December 31, 2004, December 31, 2003, December 31, 2002, and December 31, 2001, respectively, attributable to research and development activities.

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

Overview of 2005

Revenue for our business in 2005 decreased to $211.1 million as compared to $225.8 million in 2004 due to the decline in our Mainstream* and Mature* products, which was partially offset by growth of our New* products. Additionally, there was a decline in business conditions beginning in the third quarter of 2004 attributable to general weakening in the communications end market, which began to improve at a slow pace in the first quarter of 2005 and continued to improve slowly through the end of 2005. Revenue for 2004 increased as compared to $209.7 million in 2003 due to growth of our New* products, which was partially offset by a decline in revenues from Mature* products. Among other things, future revenue growth is dependent on overall economic conditions for our industry and market acceptance of our new FPGA products.

Our gross margin in 2005 was 55% for the year as compared to 57% in 2004 and 2003, primarily attributable to lower production yields and average selling prices on our new products and an inventory write down. In the fourth quarter of 2005 we recorded a charge to cost of sales related to the initiation of a last-time buy program to obsolete certain mature products. Gross margin may be adversely affected in the future due to product mix shifts, competitive pricing pressure, manufacturing yield issues and wafer and assembly pricing.

Research and development expenses increased to $95.4 million (45% of revenue) in 2005 compared to $91.0 million (40% of revenue) in 2004 and $87.1 million (41% of revenue) in 2003. Research and development spending is predominantly related to the continued development of next generation FPGA products. Although we expect to continue to make significant future investments in research and development, we have taken steps to streamline and consolidate our research and development process, the impact of which is reflected in restructuring charges for the fourth quarter of 2005. See Note 9 to our Consolidated Financial Statements for further discussion.

Selling, general and administrative expenses were $57.5 million (27% of revenue) in 2005 as compared to $53.8 million (24% of revenue) in 2004 and $50.8 million (24% of revenue) in 2003. Expenses increased in both 2005 and 2004 primarily due to legal expenses related to the pending shareholder class action suit, the Securities and Exchange Commission’s ongoing informal inquiry, and the settled shareholder derivative suit, SLC investigation and Audit Committee investigation. Legal expenses related to these matters resulted in a total charge of $6.3 million during 2005 compared to $1.6 million in 2004. These increases are partially offset by decreases primarily in consulting services, sales related expenses and other miscellaneous items. To the extent our revenue continues to grow, we expect that there will be a less than proportionate increase in our selling, general and administrative expenses.

Amortization of intangible assets decreased significantly to $16.2 million in 2005 as compared to $47.2 million in 2004 and $77.1 million in 2003, as amortization of intangible assets acquired in the Vantis acquisition was completed in the June 2004 quarter. Amortization for the remaining intangible assets is expected to be $10.8 million in 2006.

Restructuring charges of $11.9 million in 2005 include $6.1 million of severance related costs, $2.5 million of lease related costs and $3.3 million of other costs, including a $2.7 million write-off of an intellectual property license. The restructuring plan was initiated during the fourth quarter of 2005 and was substantially complete by December 31, 2005. We currently estimate that the restructuring will result in a reduction in our operating expenses, effective in the first quarter of 2006, of an estimated $3.5 million to $4.5 million per quarter. Remaining costs to complete the restructuring will be recorded in future periods as incurred and are not expected to be significant. Although the restructuring was substantially completed during the fourth quarter of 2005, we cannot be certain as to the actual amount of any remaining restructuring charges or the timing of their recognition for financial reporting purposes. The benefits of the restructuring may not materialize for a number of reasons, including the possibility that we may incur unanticipated costs in closing facilities or consolidating our operations. In addition, we expect that a portion of the estimated reduction in our operating expenses resulting from the restructuring will be offset by other operating expenses, including stock compensation expense that we will recognize beginning in the first quarter of 2006 as a result of the adoption of SFAS No. 123R. If we are unsuccessful in realizing the benefits of our restructuring plan, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

Interest and other income (expense), net of $17.1 million in 2005 includes $8.5 million of interest income from marketable securities and cash equivalents, and $9.3 million of gains from the sale of UMC common stock and extinguishment of Zero Coupon Convertible Subordinated Notes due July 1, 2010 partially offset by amortization of issuance costs of Zero Coupon Convertible Subordinated Notes due July 1, 2010. The increase in interest and other income (expense), net from fiscal 2004 to fiscal 2005 was primarily due to higher interest yields on cash and investment balances combined with additional gains on extinguishment of our convertible notes. The increase from fiscal 2003 to fiscal 2004 was primarily due to gains on the sale of UMC common stock and extinguishment of our convertible notes. To the extent market conditions allow, we may make similar extinguishments of our convertible notes and sales of UMC common stock in future quarters.

We are not currently paying federal or state income taxes and do not expect to pay such taxes in 2006. Due to the tax benefit caused by the restructuring loss resulting from closure of the United Kingdom research and development center, net 2005 foreign income tax was negligible. In 2006, we expect to pay foreign income taxes at levels comparable to 2004 and prior years.

* Product classification

New:	LatticeEC/ECP, LatticeXP, MachXO, FPSC, ispXPLD, ispXPGA, ispGDX2, ORCA 4, ispMACH 4000/Z, ispPAC, Power Manager, ispCLK
Mainstream:	ORCA 3, ispGDX/V, ispMACH L/V, ispLSI 2000V, ispLSI 5000V, ispLSI 8000V, ispMACH 5000VG, and Other
Mature:	ORCA 2, All 5-Volt CPLDs, all SPLDs

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenue represented by selected items reflected in our Consolidated Statement of Operations:

	Years Ended December 31,
	2005	2004	2003
Revenue	100%	100%	100%
Costs and expenses:
Cost of products sold	45	43	43
Research and development	45	40	41
Selling, general and administrative	27	24	24
Amortization of intangible assets	8	21	37
Restructuring charges	6	—	—
Total costs and expenses	131	128	145
Loss from operations	(31)	(28)	(45)
Interest and other income (expense), net	8	5	(2)
Loss before provision (benefit) for income taxes	(23)	(23)	(47)
Provision (benefit) for income taxes	0	0	(3)
Net loss	(23)%	(23)%	(44)%

Revenue.   Revenue was $211.1 million in 2005, a decrease of 6.5% from 2004. Revenue was $225.8 million in 2004, an increase of 7.7% over 2003 revenue of $209.7 million. The composition of our revenue by product segment for the years presented was as follows:

	Years Ended December 31,
	2005	2004	2003
FPGA	18%	19%	18%
PLD	82%	81%	82%

Prior to the acquisition of Agere FPGA, we had no revenue from FPGA products.

The decrease in revenue in 2005 as compared to 2004 was primarily due to a decline in our Mainstream* and Mature* products, which declined 29% and 19%, respectively, for the year and more than offset revenue growth from New* products which increased 66% for the same time period. Further, our sales were affected by a decline in business conditions beginning in the third quarter of 2004 attributable to general weakening in the communications end market which began to improve at a slow pace in the first quarter of 2005 and continued to improve slowly through the end of 2005. During 2003, our revenue was adversely affected by the business downturn experienced by the semiconductor and programmable logic markets that began in 2001, offset in part by a general business recovery experienced late in 2003.

Revenue from export sales as a percentage of total revenue was approximately 77% for 2005, 71% for 2004 and 68% for 2003. We expect export sales to continue to represent a significant portion of revenue.

Our sales by geographic region were as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
United States	$48,996	$65,044	$66,740
Export sales:
Europe	50,235	50,867	52,142
Asia Pacific (other than Japan and China)	38,138	42,584	37,062
Japan	31,311	31,134	23,000
China	27,842	29,802	20,298
Other	14,538	6,401	10,420
Total revenue from export sales	162,064	160,788	142,922
Total revenue	$211,060	$225,832	$209,662

During 2005, total units sold decreased by four percent while overall average selling prices declined by two percent when compared to 2004. The 2005 decrease in units sold is predominantly attributable to lower sales of Mainstream* and Mature* products due to reduced end market demand while the decrease in average selling prices is primarily due to product mix. Average selling prices of Mainstream* products increased by five percent in 2005 compared to 2004 while units sold decreased by 33%. From a product line viewpoint, in 2005 there was a 15% increase in FPGA units sold, partially offset by a 19% decrease in average selling prices when compared to 2004. For PLD products in 2005, units sold decreased four percent and average selling prices decreased by one percent when compared to 2004. During 2004, total units sold increased by 10% and average selling prices declined by three percent when compared to 2003. In 2004, units sold increased due to sales of New* products while average selling prices were adversely impacted by lower selling prices of Mature* products. Our ability to maintain or increase the level of our average selling price is dependent on the continued development, introduction and market acceptance of new products. See “Factors Affecting Future Results.”

Gross Margin.   Our gross margin percentage was 55% for 2005 and 57% for 2004 and 2003. Changes in the gross margin percentage reflect revenue growth in New* products, which typically carry an initial lower gross margin, and a decline in revenue from Mature* products, which typically carry a higher gross margin. Additionally, in the fourth quarter of 2005 we initiated a last-time buy program to obsolete certain mature products resulting in a charge to cost of sales to write down excess inventory.

Research and Development.   Research and development expense was $95.4 million for 2005 compared to $91.0 million for 2004 and $87.1 million for 2003. Research and development expenses consist primarily of personnel, masks, prototype wafers, third-party design automation software, assembly tooling and qualification expenses. The increases in 2005 and 2004 when compared to the prior year resulted primarily from mask and engineering wafer costs for the completion of new products, and to a lesser extent, personnel related costs. We believe that a continued commitment to research and development is essential in order to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 90nm and beyond, mask costs are becoming increasingly more expensive and will therefore increasingly represent a greater proportion of total research and development expenses.

Selling, General and Administrative.   Selling, general and administrative expense was $57.5 million in 2005, $53.8 million in 2004 and $50.8 million in 2003. The 2005 increase compared to 2004 was primarily due to legal expenses related to the pending shareholder class action suit, the Securities and Exchange Commission’s ongoing informal inquiry, and the settled shareholder derivative suit, SLC investigation and Audit Committee investigation. Legal expenses related to these matters resulted in a total charge of $6.3 million during 2005 and $1.6 million in 2004. These increases are partially offset by decreases primarily in consulting services, sales related expenses and other miscellaneous items. The 2004 increase compared to 2003 was primarily due to the increase in sales commissions and marketing expenses related to new products and increased professional and legal fees related to initial compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Amortization of Intangible Assets.   Amortization of intangible assets is related to our 2002 acquisitions, discussed above, our 1999 Vantis acquisition and our 2001 acquisition of Integrated Intellectual Property, Inc. (“I2P”). Amortization expense was $16.2 million in 2005, $47.2 million in 2004 and $77.1 million in 2003. The decrease in amortization expense in 2005 was attributable to completion of amortization of intangible assets from the Vantis and Agere acquisitions during 2004. The decrease in amortization expense in 2004 was attributable to intangible assets from the Vantis acquisition which were fully amortized during 2004.

Restructuring Charges.   During the fourth quarter of 2005, we recorded a restructuring charge of $11.9 million related to our plan to consolidate operations, streamline engineering functions and lower operating expenses. The restructuring encompassed three major components—streamlining of our research and development sites, a voluntary separation program for certain employees and an organizational consolidation within our largest design center. These actions did not impact our product direction or product roll-out strategy, which remain unchanged.

The restructuring charge primarily relates to separation packages and costs to vacate space under long-term lease arrangements. The plan included reduction of our work force by approximately 14% during the fourth quarter of 2005. The positions affected were mainly related to research and development activities. Lease costs represent ongoing contractual lease payments, less estimated proceeds from subleasing activities, and the remaining book value of leasehold improvements for various buildings located in Texas, Colorado, Utah and the United Kingdom. Leasehold improvements were charged to restructuring when the premises were vacated, and lease costs will be charged against the restructuring accrual on a monthly basis until the lease agreements expire, or otherwise terminate. In addition, we recorded a charge of $2.7 million to write off an intellectual property license related to these restructuring activities.

Total cash outlays under the restructuring plan are expected to be $8.7 million, of which $1.0 million was paid during the fourth quarter of 2005, and $4.7 million was paid in the first quarter of 2006 primarily related to severance payments. The current liability estimates accrued for abandoned leases, net of estimated sublease payments, will be paid over their respective lease terms through 2013, or earlier if termination of leases is negotiated. Other remaining cash expenditures for relocating employees and transferring equipment from vacated buildings are expected to be paid during the first quarter of 2006.

The restructuring plan was substantially complete as of December 31, 2005. Remaining costs to complete the restructuring will be recorded in future periods as incurred and are not expected to be significant.

The following table displays the current estimate for each major type of cost associated with the restructuring (in thousands):

	Initial Accrual	Paid or Settled	Accrual at 12/31/2005
Severance and related costs	$6,112	$(1,188)	$4,924
Lease loss reserve	2,513	(346)	2,167
Other	3,311	(3,071)	240
Balance as of December 31, 2005	$11,936	$(4,605)	$7,331

Included in the above amounts are disposals of leasehold improvements and fixed assets totaling $0.3 million and $0.2 million, respectively. The above restructuring charges are based on estimates that are subject to change. Lease charges could change based on our ability to either generate sublease income or terminate lease obligations at the amounts estimated, and is dependent upon lease market conditions at the time we negotiate the potential arrangements. Variance from these estimates could alter our ability to achieve anticipated expense reductions in the planned timeframe and modify our expected cash outflows and working capital.

Interest Income.   Interest income was $8.5 million in 2005, $4.4 million in 2004 and $3.6 million in 2003. The increase in 2005 when compared to 2004 is primarily attributable to higher interest rates. The increase in 2004 when compared to 2003 was attributable to higher balances and interest rates.

Interest Expense.   Interest expense was insignificant in 2005 and 2004, and was $7.1 million in 2003. Substantially all interest expense resulted from the debt issued to partially fund our Vantis acquisition. The decrease in 2005 and 2004 when compared to 2003 is due to the extinguishment of our remaining 4 3/4% Convertible Subordinated Notes in July 2003. (See Note 10 to our Consolidated Financial Statements).

Other Income, net.   Other income, net, was $8.6 million in 2005, $7.0 million in 2004 and $0.4 million in 2003. For 2005, Other income, net, consists of a $4.3 million gain on sale of UMC common stock and a $4.9 million gain on extinguishment of Zero Coupon Convertible Subordinated Notes due July 1, 2010, net of $0.9 million amortization of convertible note issuance costs and other costs. For 2004, Other income, net, consists of a $6.1 million gain on sale of UMC common stock and a $2.8 million gain on extinguishment of Zero Coupon Convertible Subordinated Notes due July 1, 2010, net of $1.9 million amortization of convertible note issuance costs and other costs. For 2003, Other income, net, consists of $1.4 million of gain recorded on the extinguishment of our Zero Coupon Convertible Subordinated Notes due July 1, 2010, substantially offset by the $4.7 million call premium associated with the extinguishment of our 4 3/4% Convertible Subordinated Notes (see Note 10 to our Consolidated Financial Statements).

Provision (benefit) for Income Taxes.   The 2005 and 2004 tax provisions are related to adjustments to reserves and to income taxes on our foreign subsidiaries primarily engaged in selling and research and development activities. The tax benefit in 2003 is primarily a result of releasing $3.4 million of tax reserves as the related statute of limitations expired and a $2.5 million refund of Federal income taxes (see Note 8 to our Consolidated Financial Statements).

Critical Accounting Policies and Estimates

Critical Accounting Policies are those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A description of our critical accounting policies follows.

Use of Estimates.   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as accounts receivable, inventory and deferred income taxes and liabilities, such as accrued liabilities, income taxes and deferred income, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

Revenue recognition.   Revenue from direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred, collection of resulting receivables is probable, there are no customer acceptance requirements and no remaining significant obligations. Certain of our sales are made to distributors under agreements providing price protection and right of return on certain allowed and agreed upon unsold merchandise. Revenue and costs relating to such distributor sales are deferred until the product is sold by the distributor and related revenue and costs are then reflected in income.

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

Restructuring Charges.   Restructuring charges are recognized and recorded at fair value as incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Restructuring costs include severance and other costs related to employee terminations, facility costs related to abandonment of various leased research and development sites, and other costs associated with the exit and disposal activities. As changes to these estimates occur in subsequent periods resulting from timing changes or other factors, we will record either an increase or decrease to the estimated costs previously recorded. It is possible that actual costs incurred in the future will differ from the amounts recorded as of December 31, 2005.

Accounting for income taxes.   To report income tax expense related to operating results, we record current and deferred income tax assets and liabilities in our balance sheet. In determining the value of our deferred tax assets, we make estimates of future taxable income. As of December 31, 2005, 2004 and 2003, we have recorded full valuation allowances for all of our U.S. deferred tax assets due to uncertainties regarding their realization. As of December 31, 2005, we have recorded a partial valuation allowance against our foreign deferred tax assets. We had no foreign deferred tax assets at December 31, 2004 or 2003.

In addition, in determining the value of income tax liabilities we make estimates of the results of future examinations of our income tax returns by taxing authorities. We have adequately provided in our financial statements for additional taxes that we estimate may result from these examinations. If these amounts provided prove to be more than what is necessary, the reversal of the reserves would result in tax benefits being recognized in the period in which we determine the liability is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result. See Note 8 and Note 13 to our Consolidated Financial Statements.

Stock Based Compensation.   Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in our financial statements based on their respective grant date fair values. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in 2006 and thereafter will be reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ from what we have recorded in the past. We have estimated that stock based compensation expense under SFAS No. 123R for the first quarter of 2006 will be approximately $1.0 million. We are in the process of evaluating the impact on our financial statements for the remainder of fiscal 2006.

Liquidity and Capital Resources

As of December 31, 2005, our principal source of liquidity was $264.2 million of cash and marketable securities, which was $32.1 million less than the balance of $296.3 million at December 31, 2004. This decrease in cash and marketable securities was primarily due to a $25.0 million payment to Fujitsu in January 2005 pursuant to the Fujitsu APP Agreement entered into in September 2004. Working capital decreased by $51.4 million to $277.1 million at December 31, 2005 from $328.5 million at December 31, 2004. This decrease was the result of $30.2 million paid to extinguish Zero Coupon Convertible Subordinated Notes due July 1, 2010, capital expenditures of $11.3 million during 2005 and the remainder (primarily related to restructuring accrued charges) resulting from operations. During 2005 we used $20.0 million of cash and cash equivalents in our operations, compared to $6.0 million generated in 2004. Cash flow from operating activities for the years ended December 31, 2005 and 2004 each included a $25.0 million payment to Fujitsu pursuant to the Fujitsu APP Agreement.

Accounts Receivable increased $4.0 million at December 31, 2005 compared to December 31, 2004 due to higher billings in the later portion of the fourth quarter of 2005 as compared to the similar period in 2004 combined with higher revenues in the December 2005 quarter compared to the December 2004 quarter.

Inventories decreased $10.1 million, or 26%, at December 31, 2005 compared to December 31, 2004 primarily due to levels of shipments being greater than procurements. In the fourth quarter of 2005 we initiated a last-time buy program to obsolete certain mature products resulting in an inventory write-down of $1.8 million.

Prepaid expenses and other current assets increased by $0.9 million at December 31, 2005 as compared to December 31, 2004, which is related to an increase in anticipated receipt of prepaid wafers in the subsequent twelve month period (see Note 4 to our Consolidated Financial Statements).

The current portion of equity securities available for sale decreased from $24.2 million at December 31, 2004 to $1.4 million at December 31, 2005. The decrease of $22.8 million is almost entirely due to the sale of UMC common stock during the current year. The balance of these securities represents the portion of our investment in UMC that is available for sale during 2006 without restriction (see Note 4 to our Consolidated Financial Statements).

Property and equipment, less accumulated depreciation, decreased by $2.1 million at December 31, 2005 as compared to December 31, 2004 and decreased by $6.2 million in 2004 as compared to the balance in the prior year due to depreciation expense being greater than expenditures for capital equipment. Capital expenditures were $11.3 million, $10.7 million and $9.8 million in 2005, 2004 and 2003, respectively. We expect to spend $10.0 million to $15.0 million on capital expenditures for the fiscal year ending December 31, 2006.

Net intangible assets decreased by $14.3 million and $43.8 million in 2005 and 2004 as compared to the balances of the prior years, respectively, which is attributable to amortization of these assets.

Foundry investments, advances and other assets decreased by approximately $18.4 million at December 31, 2005 compared to December 31, 2004 primarily due to receipt of $12.4 million in wafers from Seiko Epson pursuant to the advance payment production agreement, under which our investment is to be repaid with semiconductor wafers over a multi-year period. Further, we wrote off an intellectual property license of $2.7 million, as discussed in our charges for restructuring. Foundry investments, advances and other assets increased by approximately $11.0 million at December 31, 2004 as compared to the balance of the prior year. This was primarily due to recording of a $50.0 million advance to Fujitsu for future wafer supply (see Note 4 to our Consolidated Financial Statements), partially offset by a decline in our UMC investment due to the sale of $36.6 million of shares and a $13.2 million decline in the market price of remaining shares of UMC common stock.

As of December 31, 2005, we owned 25.7 million shares of UMC common stock. Future sales of these shares may result in a reduction in wafer capacity guaranteed to us by UMC. During 2005, we sold approximately 37.5 million shares of UMC common stock for approximately $27.5 million in cash, resulting in a gain of $4.3 million. During 2004, we sold 36.6 million shares of our UMC common stock for approximately $29.6 million in cash, resulting in a gain of approximately $6.1 million. In the future, we may choose to liquidate additional UMC common stock.

In 1997 we entered into an advance payment production agreement with Seiko Epson and Epson Electronics America, Inc. (“EEA”), which was subsequently amended in 2002 and March 2004. Under this agreement we advanced  $51.3 million to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility. The advance is to be repaid with semiconductor wafers over a multi-year period. No interest income is recorded. The agreement calls for wafers to be supplied by Seiko Epson through EEA pursuant to purchase agreements with EEA. Cumulatively, $38.9 million of these payments have been repaid to us in the form of semiconductor wafers. We currently estimate that approximately $12.4 million of the outstanding advances will be repaid with semiconductor wafers during fiscal 2006 and are thus reflected as part of Prepaid expenses and other current assets in our Consolidated Balance Sheet. We are not obligated to make additional payments under this agreement.

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

The notes are subordinated in right of payment to all of our senior indebtedness, and are structurally subordinated as to the revenues and assets of our subsidiaries to all debt and other liabilities of our subsidiaries. At December 31, 2005, we had no senior indebtedness and our subsidiaries had approximately $2.8 million of debt and other liabilities outstanding. Issuance costs relative to these convertible notes are included in Foundry investments, advances and other assets and aggregated approximately $5.4 million and are being amortized to expense over the lives of the notes. Accumulated amortization of these issuance costs was approximately $4.5 million and $3.2 million as of December 31, 2005 and December 31, 2004, respectively.

In October 2003, our Board of Directors authorized management to repurchase up to $100.0 million of our Zero Coupon Convertible Subordinated Notes due July 1, 2010. During 2005, we extinguished $35.5 million of these notes for approximately $30.2 million in cash and recognized a net gain of approximately $4.9 million after writing off approximately $0.4 million of unamortized issuance costs. During 2004, we extinguished approximately $15.0 million of these notes for approximately $12.0 million in cash and recognized a net gain of approximately $2.8 million after writing off approximately $0.2 million of unamortized issuance costs. In the first quarter of 2006, we extinguished $10.0 million of our Zero Coupon Convertible Subordinated Notes due July 1, 2010 for $8.7 million and net of $0.1 million amortization of issuance costs. The extinguishment resulted in a gain of $1.2 million which will be included in Interest and other income (expense) for the March 31, 2006 quarter. In the future we may choose to extinguish additional notes.

On July 21, 2003, we extinguished for cash all of our outstanding 4 3/4% Convertible Subordinated Notes due in 2006, originally issued in October 1999, plus accrued interest. Total cash paid at extinguishment approximated $178.8 million, including par value of $172.3 million, accrued interest of approximately $1.8 million and a call premium of 2.71% of the outstanding notes, or approximately $4.7 million. This call premium, plus unamortized issuance costs of approximately $1.0 million as of the extinguishment date, was recorded as Other expense in the quarter ended September 30, 2003.

On September 10, 2004, we entered into an Advance Payment and Purchase Agreement (the “Fujitsu APP Agreement”) with Fujitsu Limited (“Fujitsu”), pursuant to which we will advance $125.0 million to Fujitsu in support of the development and construction of a new 300mm wafer fabrication facility in Mie, Japan. The initial two payments of $25.0 million each were made in October 2004 and January 2005, with the remaining payments to be made in two stages upon the achievement of certain milestones. We currently anticipate that the achievement of these milestones will occur in the second and third quarters of 2006.

Our $125.0 million advance will be credited against the purchase price of 300mm wafers received from the new wafer fabrication facility. The Fujitsu APP Agreement will continue until the full amount of the advance payment has been returned to us in the form of wafers or other repayment, subject to the right of either party to terminate the agreement upon the occurrence of certain events. We may request a refund of the unused amount of the advance payment if we have not used all of our wafer credits by December 31, 2007. The repayment obligation of Fujitsu is unsecured.

The following table summarizes our significant contractual cash obligations at December 31, 2005 (in thousands):

Fiscal Year	Operating leases(1)	Purchase Order Obligations	Advance Payment and Purchase Agreement(2)	Zero Coupon Convertible Subordinated Notes due July 1, 2010
2006	$7,587	$9,600	$75,000	$—
2007	6,207	—	—	—
2008	5,697	—	—	—
2009	1,132	—	—	—
2010	465	—	—	133,500
Later years	919	—	—	—
	$22,007	$9,600	$75,000	$133,500

(1)          Certain of our facilities and equipment are leased under operating leases, which expire at various times through 2013. Rental expense under the operating leases was approximately $8.6 million, $5.9 million and $5.8 million for 2005, 2004 and 2003, respectively. Included in the above amounts for operating leases are the properties which were vacated as part of our restructuring plan.

(2)          Represents obligations to make payments upon completion of milestones presently estimated to occur by the second and third quarters of 2006.

Included in the above operating lease amounts are certain properties which are currently subleased through April 2006. A portion of this sublease income is payable to the property owner. For fiscal 2006, future minimum sublease receipts net of such payments, based on agreements in place at December 31, 2005, total $1.0 million.

In December 2000, our Board of Directors authorized management to repurchase up to five million shares of our common stock. As of December 31, 2005, we had repurchased 1,136,000 shares at an aggregate cost of approximately $20.0 million. There were no repurchases of common stock in 2003, 2004 or 2005.

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

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting was to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delayed the effective date for the measurement and recognition guidance for all investments within the scope of EITF 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments which was effective for fiscal years ending after June 15, 2005. In July 2005, the FASB decided to issue proposed FSP EITF 03-01-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-01,” as final. The final FSP (retitled FSP FAS 115-1) supersedes EITF 03-01 and is effective for other-than-temporary impairment analyses conducted in periods beginning after December 15, 2005. During 2006, management will evaluate the effect of adopting the recognition and measurement guidance.

In December 2004, the FASB issued a Statement entitled, “Share Based Payment—a revision of SFAS No. 123 (“SFAS No. 123R”), Accounting for Stock Based Compensation,” that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the company and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the company’s Consolidated Statement of Operations. The effective date of the standard is for fiscal years beginning after June 15, 2005. Accordingly, we have adopted the standard beginning January 2006. Under SFAS No. 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. We are applying the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is being amortized over the vesting period. In addition, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 in March 2005, which includes interpretive guidance for the initial implementation of SFAS No. 123R. The adoption of SFAS No. 123R will have a significant and adverse impact on our Consolidated Statement of Operations, as we are required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan. However, it will have no impact on our cash flow. We have estimated that stock based compensation expense under SFAS No. 123R for the first quarter of 2006 will be approximately $1.0 million. We are in the process of evaluating the impact on our Consolidated Financial Statements for the remainder of fiscal 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2005 and December 31, 2004 our investment portfolio consisted of fixed income securities of $258.7 million and $287.0 million, respectively. As with all fixed income instruments, these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of December 31, 2005 and December 31, 2004, the decline in the fair value of our portfolio would not be material. Furthermore, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact in our results from operations or statement of cash flows.

The fair market value of the Zero Coupon Convertible Subordinated Notes (the “Notes”) due July 1, 2010, is subject to interest rate risk and market risk due to the convertible feature of the Notes and the fair market value of the Company’s common stock. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest and market value changes affect the fair market value of the Notes but do not impact our financial position, cash flows or results of operations. As of December 31, 2005 and 2004, the fair value of the Notes was approximately $114.1 million and $145.1 million, respectively based on quoted market prices.

We have international subsidiary and branch operations. Additionally, we sell products to Japanese customers denominated in Yen. We therefore are subject to foreign currency exchange rate exposure. To minimize foreign exchange risk related to Yen-based net assets on our Consolidated Balance Sheet, on August 11, 2004, we entered into an agreement with a bank under the terms of which we can borrow up to $6.0 million in Japanese Yen in a revolving line of credit arrangement. Outstanding borrowing is collateralized by marketable securities. Interest on outstanding borrowing is based on the Japanese LIBOR Fixed Rate, and averaged 1.04% for the year ended December 31, 2005. Outstanding borrowing at December 31, 2005 was $4.2 million. This arrangement can be terminated at anytime by either party.

We are exposed to equity price risk due to our equity investment in UMC (see Note 4 to our Consolidated Financial Statements). Neither a 10% increase nor a 10% decrease in equity price related to this investment would have a material effect on our Consolidated Financial Statements as of December 31, 2005 or December 31, 2004. We have not attempted to reduce or eliminate this equity price risk through hedging or similar techniques. As a result, sustained changes in the market price of UMC common stock could impact our financial results. To the extent that the market value of our UMC common stock experiences deterioration for an extended period of time, our operating results could be adversely affected.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands, except share and par value amounts)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$39,336	$44,816
Marketable securities	224,856	251,479
Accounts receivable, net	23,577	19,587
Inventories (note 2)	28,581	38,634
Prepaid expenses and other current assets (notes 4 and 8)	23,258	22,325
Equity securities available for sale (note 4)	1,356	24,202
Total current assets	340,964	401,043
Foundry investments, advances and other assets (note 4)	79,432	97,877
Property and equipment, less accumulated depreciation (note 3)	45,450	47,586
Intangible assets, less accumulated amortization (note 5)	26,455	40,795
Goodwill	223,556	223,605
	$715,857	$810,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (notes 6 and 9)	$39,001	$46,364
Accrued payroll obligations	14,437	14,774
Income taxes payable (note 8)	—	23
Deferred income	10,449	11,399
Total current liabilities	63,887	72,560
Zero Coupon Convertible Subordinated Notes due in 2010 (notes 10 and 16)	133,500	169,000
Other long-term liabilities (note 12)	20,386	26,755
Commitments and contingencies (notes 4, 7, 8, 12, and 13)	—	—
Stockholders’ equity (note 11):
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 113,646,000 and 113,610,000 shares issued and outstanding	1,136	1,136
Paid-in capital	595,175	590,270
Deferred stock compensation	(30)	(1,867)
Accumulated other comprehensive (loss) income	(488)	1,642
(Deficit) retained earnings	(97,709)	(48,590)
	498,084	542,591
	$715,857	$810,906

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenue (note 15)	$211,060	$225,832	$209,662
Costs and expenses:
Cost of products sold	95,925	96,857	89,266
Research and development	95,412	90,957	87,092
Selling, general and administrative (note 14)	57,541	53,803	50,773
Amortization of intangible assets(1) (note 5)	16,211	47,249	77,127
Restructuring charges (note 9)	11,936	—	—
	277,025	288,866	304,258
Loss from operations	(65,965)	(63,034)	(94,596)
Interest and other income (expense), net:
Interest income	8,507	4,409	3,635
Interest expense (note 10)	(39)	(16)	(7,140)
Other income, net (notes 4 and 10)	8,611	6,980	441
	17,079	11,373	(3,064)
Loss before provision (benefit) for income taxes	(48,886)	(51,661)	(97,660)
Provision (benefit) for income taxes (note 8)	233	318	(5,854)
Net loss	$(49,119)	$(51,979)	$(91,806)
Basic net loss per share	$(0.43)	$(0.46)	$(0.82)
Diluted net loss per share	$(0.43)	$(0.46)	$(0.82)
Shares used in per share calculations:
Basic	113,525	112,976	111,794
Diluted	113,525	112,976	111,794

(1)          Includes $1,817, $3,418 and $5,745 of amortization of deferred stock compensation expense for the years ended December 31, 2005, December 31, 2004 and December 31, 2003, respectively attributable to research and development activities.

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except par value)

	Common stock ($.01 par value)		Paid-in	Deferred Stock	Accumulated other comprehensive	Retained earnings
	Shares	Amount	capital	comp.	(loss) income	(Deficit)	Total
Balances, Dec. 31, 2002	112,358	$1,124	$580,987	$(11,540)	$(4,631)	$95,195	$661,135
Common stock issued	682	6	6,198	—	—	—	6,204
Unrealized gain on other investments	—	—	—	—	49	—	—
Unrealized gain on foundry investments	—	—	—	—	24,583	—	—
Deferred stock compensation	—	—	(351)	351	—	—	—
Amortization of deferred stock compensation	—	—	—	5,745	—	—	5,745
Translation adjustments	—	—	—	—	202	—	—
Net loss for 2003	—	—	—	—	—	(91,806)	—
Total comprehensive loss	—	—	—	—	—	—	(66,972)
Balances, Dec. 31, 2003	113,040	1,130	586,834	(5,444)	20,203	3,389	606,112
Common stock issued	570	6	3,595	—	—	—	3,601
Unrealized loss on foundry investments	—	—	—	—	(13,211)	—	—
Unrealized gain on other investments	—	—	—	—	292	—	—
Recognized gain on sale of foundry investments previously unrealized	—	—	—	—	(5,556)	—	—
Deferred stock compensation	—	—	(159)	159	—	—	—
Amortization of deferred stock compensation	—	—	—	3,418	—	—	3,418
Translation adjustments	—	—	—	—	(86)	—	—
Net loss for 2004	—	—	—	—	—	(51,979)	—
Total comprehensive loss	—	—	—	—	—	—	(70,540)
Balances, Dec. 31, 2004	113,610	1,136	590,270	(1,867)	1,642	(48,590)	542,591
Common stock issued	36	—	92	—	—	—	92
Unrealized gain on foundry investments	—	—	—	—	2,786	—	—
Unrealized gain on other investments	—	—	—	—	88	—	—
Recognized gain on sale of foundry investment previously unrealized	—	—	—	—	(4,460)	—	—
Recognized gain on sale of other investment previously unrealized	—	—	—	—	(401)	—	—
Distribution of stock held by deferred stock compensation plan	—	—	4,833	—	—	—	4,833
Deferred stock compensation	—	—	(20)	20	—	—	—
Amortization of deferred stock compensation	—	—	—	1,817	—	—	1,817
Translation adjustments	—	—	—	—	(143)	—	—
Net loss for 2005	—	—	—	—	—	(49,119)	—
Total comprehensive loss	—	—	—	—	—	—	(51,249)
Balances, Dec. 31, 2005	113,646	$1,136	$595,175	$(30)	$(488)	$(97,709)	$498,084

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flow from operating activities:
Net loss	$(49,119)	$(51,979)	$(91,806)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,494	68,776	99,902
Impairment charge on acquired intellectual property	2,700	—	—
Gain on sale of equity securities	(4,710)	(6,071)	(271)
(Gain) loss on extinguishment of convertible notes	(4,927)	(2,756)	1,381
Changes in assets and liabilities
Accounts receivable	(3,990)	7,209	(422)
Inventories	10,053	7,996	9,609
Prepaid expenses and other current assets	(808)	(6,152)	25,062
Foundry investments, advances and other assets	7,937	(46,271)	1,101
Accounts payable and accrued expenses	(8,941)	28,658	(3,211)
Accrued payroll obligations	(337)	1,650	(519)
Deferred income	(950)	835	(1,419)
Income taxes payable	(23)	(14)	124
Other liabilities	(361)	4,078	(4,753)
Net cash (used in) provided by operating activities	(19,982)	5,959	34,778
Cash flow from investing activities:
Proceeds from sales or maturities of marketable securities	258,196	248,838	420,543
Purchase of marketable securities	(231,553)	(257,843)	(555,612)
Proceeds from sale of equity securities (principally UMC common stock)	27,464	29,612	745
Purchase of equity securities	—	—	(474)
Capital expenditures	(11,286)	(10,725)	(9,793)
Net cash provided by (used in) investing activities	42,821	9,882	(144,591)
Cash flow from financing activities:
Extinguishment of 4¾% Convertible Subordinated Notes	—	—	(223,684)
(Extinguishment) issuance of Zero Coupon Convertible Subordinated Notes	(30,182)	(11,999)	194,597
Advances of Yen line of credit	5,686	5,588	—
Paydown on Yen line of credit	(3,915)	(3,076)	—
Net proceeds from issuance of common stock	92	3,186	4,701
Net cash used by financing activities	(28,319)	(6,301)	(24,386)
Net (decrease) increase in cash and cash equivalents	(5,480)	9,540	(134,199)
Beginning cash and cash equivalents	44,816	35,276	169,475
Ending cash and cash equivalents	$39,336	$44,816	$35,276
Supplemental disclosures of cash flow information:
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on foundry investments included in Accumulated other comprehensive income	$2,786	$(13,211)	$24,583
Distribution of deferred compensation	$2,077	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

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

We place substantial emphasis on new product development. Our product development activities emphasize new proprietary products, enhancement of existing products and process technologies and improvement of software development tools. Product development activities occur in Hillsboro, Oregon; San Jose, California; Naperville, Illinois; Bethlehem, Pennsylvania; and Shanghai, China.

Fiscal Reporting Period

We report based on a 52 or 53 week year ending on the Saturday closest to December 31. For ease of presentation, we have adopted the convention of using March 31, June 30, September 30 and December 31 as period end dates for all financial statement captions. Our fiscal 2005 and 2004 were 52-week years. Our 2003 fiscal year was a 53-week year.

Principles of Consolidation

On August 26, 2002, we completed the stock-for-stock acquisition of Cerdelinx Technologies, Inc. (“Cerdelinx”) for 2.6 million shares valued at $8.30 per share. This transaction was accounted for as a purchase, and accordingly, the results of operations for Cerdelinx and estimated fair value of assets acquired and liabilities assumed are included in our Consolidated Financial Statements beginning August 26, 2002.

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

Cash Equivalents and Marketable Securities

We consider all investments, which are readily convertible into cash and have original maturities of three months or less, to be cash equivalents. Marketable securities, which are relatively less liquid and have maturities of less than one year, were composed of corporate auction rate securities ($98.5 million and $74.6 million), municipal and local government obligations ($102.8 million and $134.6 million), corporate notes and paper ($16.1 million and $34.8 million), and certificates of deposit collateralizing the Yen line of credit ($7.5 million) at December 31, 2005 and December 31, 2004, respectively.

We account for our marketable securities as available for sale. The carrying value of marketable securities approximates fair value and no realized or unrealized gains or losses have been incurred.

Financial Instruments

The carrying value of our financial instruments approximates fair value. We estimate the fair value of cash and cash equivalents, marketable securities, accounts receivable, other current assets and current liabilities based upon existing interest rates related to such assets and liabilities compared to the current market rates of interest for instruments of similar nature and degree of risk. See Note 10 for a discussion of the fair value of our convertible debt.

Derivative Financial Instruments

As of December 31, 2005, 2004 and 2003 and for the years then ended, we had no outstanding derivatives, including foreign exchange contracts for the purchase or sale of foreign currencies. We do not enter into derivative financial instruments for trading purposes.

Foreign Exchange and Translation of Foreign Currencies

A portion of our silicon wafer purchases are denominated in Japanese Yen and we bill our Japanese customers in Yen. We maintain a yen-denominated bank account and, beginning in August 2004 we began using a Yen-denominated line of credit (see Note 6). Gains or losses from foreign exchange rate fluctuations on balances denominated in foreign currencies are reflected in Interest and other income (expense), net. Realized and unrealized gains or losses were not significant for the years presented. We translate accounts denominated in foreign currencies in accordance with SFAS No. 52, “Foreign Currency Translation.”  Translation adjustments related to the consolidation of foreign subsidiary financial statements are reflected in Accumulated other comprehensive (loss) income in Stockholders’ equity.

Concentrations of Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk consist primarily of marketable securities and trade receivables. We place our investments primarily through two financial institutions and mitigate the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. Investments consist primarily of A1 and P1 or better rated U.S. commercial paper, U.S. government agency obligations and other money market instruments, “AA” or better rated municipal obligations, money market preferred stocks and other time deposits. Concentrations of credit risk with respect to trade receivables are mitigated by a geographically diverse customer base and our credit and collection process. Accounts receivable are recorded at the invoice amount, do not bear interest, and are shown net of allowances for doubtful accounts of $1.0 million and $0.9 million at December 31, 2005 and 2004, respectively. We perform credit evaluations for all customers and secure transactions with letters of credit or advance payments where necessary. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

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

Goodwill

We measure the carrying value of goodwill recorded in connection with our acquisitions for potential impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  To apply SFAS No. 142, a company is divided into separate “reporting units,” each representing groups of products that are separately managed. For this purpose, we have one reporting unit. To determine whether or not goodwill may be impaired, a test is required comparing the book value of the “reporting unit” to its trading price. Similar tests are required in the future, at least annually, and more often where there is a change in circumstances that could result in an impairment of goodwill. If the trading price of our common stock is below the book value for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value (trading price plus a control premium). The excess of book value over estimated market value will then be subtracted from the goodwill account with a resulting charge to operations. Subsequent unrealized recoveries in market value, if any, will not be recorded. We completed an initial goodwill impairment assessment as of January 1, 2002 to determine if a transition impairment charge should be recognized under SFAS No. 142. Upon assessment, no transition impairment charge was recorded. We also completed our annual goodwill impairment assessment in December 2005, upon which no impairment charge was recorded.

Research and Development

Research and development costs are expensed as incurred.

Stock-Based Compensation

We account for our employee and director stock options and employee stock purchase plan in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”  Pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” are presented below (also see Note 11). The “in the money” portion of unvested stock options granted to employees in connection with acquisitions is accounted for as Deferred stock compensation in Stockholders’ equity and amortized to operations as part of Amortization of intangible assets over the vesting periods of the options.

Our pro forma information is as follows (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net loss, as reported	$(49,119)	$(51,979)	$(91,806)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	1,817	3,418	5,745
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,439)	(18,029)	(28,205)
Pro forma net loss	$(64,741)	$(66,590)	$(114,266)
Earnings per share:
Basic—as reported	$(0.43)	$(0.46)	$(0.82)
Basic—pro forma	$(0.57)	$(0.59)	$(1.02)
Diluted—as reported	$(0.43)	$(0.46)	$(0.82)
Diluted—pro forma	$(0.57)	$(0.59)	$(1.02)

Net Loss Per Share

Net loss per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, warrants to purchase common stock and convertible subordinated notes. The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as convertible subordinated notes, options and warrants as outstanding. Diluted loss per common share for 2005, 2004 and 2003 is based only on the weighted-average number of common shares outstanding during these periods, as the inclusion of options, warrants and convertible subordinated notes, aggregating approximately 15.6  million, 18.4 million and 23.6 million shares for 2005, 2004 and 2003, respectively, would have been antidilutive. The options, warrants and convertible notes however, could be dilutive in the future. A reconciliation of the numerators and denominators of basic and diluted net income per share is presented below (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Basic and diluted net loss	$(49,119)	$(51,979)	$(91,806)
Shares used in basic net loss per share calculations	113,525	112,976	111,794
Dilutive effect of stock options, warrants and convertible subordinated notes	—	—	—
Shares used in diluted net income per share calculations	113,525	112,976	111,794
Basic net loss per share	$(0.43)	$(0.46)	$(0.82)
Diluted net loss per share	$(0.43)	$(0.46)	$(0.82)

Comprehensive Loss

For 2005, comprehensive loss consists primarily of net loss of approximately $49.1 million, a $2.8 million unrealized gain on foundry investments, and a $4.5 million recognized gain on sale of foundry investments previously included in Accumulated other comprehensive (loss) income. For 2004, comprehensive loss consists primarily of net loss of $52.0 million, an unrealized loss recorded related to the market value of our foundry investments of $13.2 million and a recognized gain on sale of foundry investments previously included in Accumulated other comprehensive (loss) income of $5.6 million. For 2003, comprehensive loss consists primarily of net loss of $91.8 million offset by unrealized gains related to the market value of our foundry investments of $24.6 million.

Statement of Cash Flows

Income taxes paid approximated $0.1 million and $1.0 million in 2005 and 2004, respectively. During 2003 we received income tax refunds, net of payments, of approximately $28.4 million. Interest paid was insignificant in 2005 and 2004, and aggregated approximately $6.4 million in 2003.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as accounts receivable, inventory and deferred income taxes and liabilities, such as accrued liabilities (including restructuring charges), income taxes and deferred income, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments which was effective for fiscal years ending after June 15, 2004. In July 2005, the FASB decided to issue proposed FSP EITF 03-01-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-01,” as final. The final FSP (retitled FSP FAS 115-1) supersedes EITF 03-01 and is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. During 2006, management will evaluate the affect of adopting the recognition and measurement guidance.

In December 2004, the FASB issued a Statement entitled, “Share Based Payment—a revision of SFAS No. 123 (“SFAS No. 123R”), Accounting for Stock Based Compensation,” that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the company and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the company’s Consolidated Statement of Operations. The effective date of the standard is for fiscal years beginning after June 15, 2005. Accordingly, we have adopted the standard beginning January 2006. Under SFAS No. 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. We are applying the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is being amortized over the vesting period. In addition, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 in March 2005, which includes interpretive guidance for the initial implementation of SFAS No. 123R. The adoption of SFAS No. 123R will have a significant and adverse impact on our Consolidated Statement of Operations, as we are required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan. However, it will have no impact on our cash flow. We have estimated that stock based compensation expense under SFAS No. 123R for the first quarter of 2006 will be approximately $1.0 million. We are in the process of evaluating the impact on our Consolidated Financial Statements for the remainder of fiscal 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

(2)—Inventories (in thousands):

	December 31,
	2005	2004
Work in progress	$20,348	$29,148
Finished goods	8,233	9,486
	$28,581	$38,634

(3)—Property and Equipment (in thousands):

	December 31,
	2005	2004
Land	$2,099	$2,099
Construction in progress	5	910
Buildings	28,209	28,087
Computer and test equipment	137,734	132,931
Office furniture and equipment	10,623	11,041
Leasehold and building improvements	13,375	15,216
	192,045	190,284
Accumulated depreciation and amortization	(146,595)	(142,698)
	$45,450	$47,586

Depreciation expense was approximately $13.4 million, $16.9 million and $18.6 million for 2005, 2004, and 2003, respectively.

(4)—Foundry Investments, Advances and Other Assets (in thousands):

	December 31,
	2005	2004
Foundry investments and other assets	$42,740	$72,158
Wafer supply advances	50,427	62,811
	93,167	134,969
Less: UMC common stock available for sale	(1,356)	(24,202)
Current portion of wafer advances	(12,379)	(12,890)
	$79,432	$97,877

On September 10, 2004, we entered into an Advance Payment and Purchase Agreement (the “Fujitsu APP Agreement”) with Fujitsu Limited (“Fujitsu”), pursuant to which we will advance $125.0 million to Fujitsu in support of the development and construction of a new 300mm wafer fabrication facility in Mie, Japan. The initial two payments of $25.0 million each were made in October 2004 and January 2005. The remaining payments will be made in two stages upon the achievement of certain milestones and will be recorded upon completion of the related milestone. We currently anticipate that the achievement of these milestones will occur in the second and third quarters of 2006.

Our $125.0 million advance will be credited against the purchase price of 300mm wafers received from the new wafer fabrication facility. The Fujitsu APP Agreement will continue until the full amount of the advance payment has been returned to us in the form of wafers or other repayment, subject to the right of either party to terminate the agreement upon the occurrence of certain events. We may request a refund of the unused amount of the advance payment if we have not used all of our wafer credits by December 31, 2007. The repayment obligation of Fujitsu is unsecured.

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

We owned approximately 25.7 million shares of UMC common stock at December 31, 2005. Under the terms of the UMC agreement, sales of these shares may result in a reduction of our rights to guaranteed wafer capacity at UMC based on the number of shares that we sell. However, we do not believe that this creates a significant risk with regard to securing adequate wafer capacity at UMC.

For financial reporting purposes, all of our UMC common stock is accounted for as available-for-sale and marked to market in our Consolidated Balance Sheet until it is sold, at which time a gain or loss is recognized in our Consolidated Statement of Operations. Unrealized gains and losses are included in Accumulated other comprehensive (loss) income within Stockholders’ equity. An other than temporary impairment of UMC share value could result in a reduction of the Consolidated Balance Sheet carrying value and would result in a charge to our Consolidated Statement of Operations.

During 2005, we sold 37.5 million shares of UMC common stock for a net gain of $4.3 million which was previously recorded as an unrealized gain in Accumulated other comprehensive (loss) income. If we liquidate our UMC common stock, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.

The following table summarizes carrying value and gains and losses for our UMC common stock for 2005, 2004, and 2003 (in thousands):

Fiscal Year	Unrealized Gain Included in Other Comprehensive (Loss) Income	Realized Gain Included in Other Income, Net	Unrealized Loss Included in Other Comprehensive (Loss) Income	Fair Market Value (Carrying Value) Year End December 31
2005	$2,786	$4,291	$—	$14,534
2004	$—	$5,556	$(13,211)	$39,204
2003	$24,583	$—	$—	$81,060

It is likely that we will recognize additional gains or losses in future periods.

In 1997 we entered into an advance payment production agreement with Seiko Epson and Epson Electronics America, Inc. (“EEA”), which was subsequently amended in 2002 and March 2004. Under this agreement we advanced $51.3 million to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility. The advance is to be repaid with semiconductor wafers over a multi-year period. No interest income is recorded. Cumulatively, $38.9 million of these payments have been repaid to us in the form of semiconductor wafers. We currently estimate the remaining $12.4 million of the outstanding advances will be repaid with semiconductor wafers during fiscal 2006, and are thus reflected as part of Other current assets in our Consolidated Balance Sheet. We are not obligated to make additional payments under this agreement.

(5)—Intangible Assets:

The following tables present details of our total purchased intangible assets (in millions):

December 31, 2005	Gross	Accumulated Amortization	Net
Current technology	$273.6	$(255.7)	$17.9
Core technology	7.3	(4.8)	2.5
Licenses	10.2	(5.8)	4.4
Non-compete agreements	14.2	(14.1)	0.1
Workforce	4.7	(3.1)	1.6
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—
Total	$355.6	$(329.1)	$26.5

December 31, 2004	Gross	Accumulated Amortization	Net
Current technology	$273.6	$(245.5)	$28.1
Core technology	7.3	(3.4)	3.9
Licenses	10.2	(4.3)	5.9
Non-compete agreements	14.2	(13.8)	0.4
Workforce	4.7	(2.2)	2.5
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—
Total	$355.6	$(314.8)	$40.8

The estimated future amortization expense of purchased intangible assets as of December 31, 2005 is as follows (in millions):

Fiscal Year:	Amount
2006	$10.9
2007	9.8
2008	5.6
2009	0.2
$26.5

The estimated future amortization expense of deferred stock compensation attributable to research and development activities as of December 31, 2005 is less than $0.1 million for 2006.

(6)—Yen based line of credit:

On August 11, 2004, we entered into an agreement with a bank under the terms of which we can borrow up to $6.0 million in Japanese Yen in a revolving line of credit arrangement. Outstanding borrowing is collateralized by marketable securities. Interest on outstanding borrowings is based on the Japanese LIBOR Fixed Rate, and averaged 1.04% for the year ended December 31, 2005. Outstanding borrowing at December 31, 2005 and 2004 was $4.2 million and $2.9 million, respectively. This arrangement can be terminated at anytime by either party.

(7)—Lease Obligations:

Certain of our facilities and equipment are leased under operating leases, which expire at various times through 2013. Rental expense under the operating leases was approximately $8.6 million, $5.9 million, and  $5.8 million for 2005, 2004, and 2003, respectively. Future minimum lease commitments (before consideration of sublease receipts discussed below) at December 31, 2005 are as follows (in thousands):

Fiscal Year:	Amount
2006	$7,587
2007	6,207
2008	5,697
2009	1,132
2010	465
Later years	919
$22,007

Included in these amounts are the properties that were vacated as part of our restructuring plan. Also included are certain properties that are currently subleased. A portion of this sublease income is payable to the property owner. For fiscal 2006, future minimum sublease receipts net of such payments, based on agreements in place at December 31, 2005, total $1.0 million.

(8)—Income Taxes:

The components of the provision (benefit) for income taxes for 2005, 2004, and 2003 are presented in the following table (in thousands):

	December 31,
	2005	2004	2003
Current:
Federal	$182	$—	$(6,004)
State	60	(165)	—
Foreign	148	483	150
	390	318	(5,854)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(157)	—	—
	(157)	—	—
	$233	$318	$(5,854)

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences ($ in thousands):

	Years Ended December 31,
	2005		2004		2003
	$	%	$	%	$	%
Computed income tax provision (benefit) at the statutory rate	(17,110)	(35)	(18,080)	(35)	(34,182)	(35)
Adjustments for tax effects of:
State taxes, net	(1,444)	(3)	(1,588)	(3)	(3,247)	(3)
Research and development credits	(1,397)	(3)	(1,265)	(2)	(1,358)	(1)
Foreign Taxes	271	1	483	1	150	—
Valuation allowance	17,525	36	19,680	38	35,641	36
Change in certain reserves	242	—	—	—	(3,429)	(4)
Amortization of intangibles related to acquisitions	1,215	2	1,589	3	1,445	2
Other	931	2	(501)	(1)	(874)	(1)
	233	—	318	1	(5,854)	(6)

SFAS No. 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of these assets is more likely than not. We have provided a valuation allowance equal to our net federal and state deferred tax assets due to uncertainties regarding their realization. We have provided a partial valuation allowance to our foreign deferred assets to reflect the amounts we do not believe we are more likely than not to realize.

The components of our net deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004
Current deferred tax assets:
Deferred income	$4,499	$4,275
Expenses and allowances not currently deductible	10,578	10,955
Net operating loss carryforward	52	—
	15,129	15,230
Less: valuation allowance	(15,077)	(15,230)
	$52	$—
Non-current deferred tax assets:
Intangible asset charges not currently deductible	$78,105	$91,938
Expenses and allowances not currently deductible	4,901	6,096
Net operating loss and credit carryforwards	97,743	64,463
Other	3,120	3,589
	183,869	166,086
Less: valuation allowance	(183,764)	(166,086)
Net non-current deferred tax assets	$105	$—

As of December 31, 2005, we have federal net operating carryforwards (pre-tax) of approximately $214.6 million that expire at various dates between 2021 and 2025. We have state net operating loss carryforwards (pre-tax) of approximately $157.0 million that expire at various dates from 2006 through 2025. We also have federal and state credit carryforwards of $20.3 million, $11.4 million of which do not expire, with the remainder expiring at various dates from 2006 through 2025.

Future utilization of federal and state net operating losses and tax credit carryforwards may be limited if cumulative changes to ownership exceed 50% within any three-year period.

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $2.6 million of undistributed earnings of foreign subsidiaries. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

The Internal Revenue Service has examined our income tax returns for 2001 and 2002, and has issued proposed adjustments of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. We do not agree with these proposed adjustments and are appealing. Although the final resolution of this appeal and other tax issues are uncertain, we believe that adequate amounts have been provided for in the Consolidated Financial Statements. There is the possibility of either favorable or unfavorable impacts on the results of operations in the period in which these matters are ultimately resolved, or in the period in which our estimates of the outcomes change.

(9)—Restructuring Charges:

During the fourth quarter of 2005, we recorded a restructuring charge of $11.9 million related to our plan to consolidate operations, streamline engineering functions and lower operating expenses. The restructuring encompasses three major components—a streamlining of research and development sites, a voluntary separation program for certain employees and an organizational consolidation within the Company’s largest design center. These actions will not impact the Company’s product direction or product roll-out strategy, which remains unchanged.

The restructuring charge primarily relates to separation packages, costs to vacate space under long-term lease arrangements and the write-off of an intellectual property license. The plan included the reduction of our work force by approximately 14% during the fourth quarter of 2005. The positions mainly affected were research and development related activities. Lease costs represent ongoing contractual lease payments, less estimated proceeds from subleasing activities, and the remaining book value of leasehold improvements for various buildings located in the U.S. and the United Kingdom. Leasehold improvements were charged to restructuring when the premises were vacated, and lease costs will be charged against the restructuring accrual on a monthly basis until the contracts expire, or otherwise terminate. In addition, we recorded a charge of $2.7 million to write off an intellectual property license related to these restructuring activities.

Total cash outlays under the restructuring plan are expected to be $8.7 million, of which $1.0 million was paid during the fourth quarter of 2005 and $4.7 million was paid in the first quarter of 2006 primarily related to severance payments. The current estimates accrued for abandoned leases, net of estimated sublease payments, will be paid over their respective lease terms through 2013, or earlier if termination of leases is negotiated. Other remaining cash expenditures for relocating employees and transferring equipment from vacated buildings are expected to be paid during the first quarter of 2006. The restructuring plan is substantially complete as of December 31, 2005. Remaining costs to complete the restructuring will be recorded in future periods as incurred and are not expected to be significant.

The following table displays the current estimate for each major type of cost associated with the restructuring (in thousands):

	Initial Accrual	Paid or Settled	Accrual at 12/31/2005
Severance and related costs	$6,112	$(1,188)	$4,924
Lease loss reserve	2,513	(346)	2,167
Other	3,311	(3,071)	240
Balance as of December 31, 2005	$11,936	$(4,605)	$7,331

Included in the above amounts are disposals of leasehold improvements and fixed assets totaling $0.3 million and $0.2 million, respectively. The above restructuring charges are based on estimates that are subject to change. Lease charges could change based on our ability to either generate sublease income or terminate lease obligations at the amounts estimated, and are dependent upon lease market conditions at the time we negotiate the potential lease arrangements. Variance from these estimates could alter our ability to achieve anticipated expense reductions in the planned timeframe and modify our expected cash outflows and working capital.

(10)—Long-term debt:

On June 20, 2003, we issued $200.0 million in Zero Coupon Convertible Subordinated Notes due July 1, 2010. No interest will accrue or be payable related to these notes. Holders of these notes may convert the notes into shares of our common stock at any time before the close of business on the date of their maturity, unless the notes have been previously redeemed or repurchased, if (1) the price of our common stock issuable upon conversion of a note reaches a specified threshold, (2) the notes are called for redemption, (3) if we request a redemption, or make a distribution to common stockholders that is dilutive to note holders or if we become a party to a merger or consolidation or sale of substantially all of our assets occurs or (4) the trading price of the notes falls below certain thresholds. The conversion price is approximately $12.06 per share, subject to adjustment in certain circumstances. On or after July 1, 2008, we have the option to redeem all or a portion of the notes that have not been previously repurchased or converted at 100% of the principal amount of the notes. On July 1, 2008, holders have the option to require us to purchase all or a portion of their notes in cash at 100% of the principal amount of the notes. Holders also have the right, subject to certain conditions, to require us to repurchase the notes in the event of a “fundamental change” (as defined in the indenture governing the notes) at 100% of the principal amount of the notes. Generally, a fundamental change is an occurrence resulting in substantially all of our common stock being converted into common stock which is not listed on a United States stock exchange or Nasdaq.

The notes are subordinated in right of payment to all of our senior indebtedness, and are structurally subordinated as to the revenues and assets of our subsidiaries to all debt and other liabilities of our subsidiaries. At December 31, 2005, we had no senior indebtedness and our subsidiaries had approximately $2.8 million of debt and other liabilities outstanding. Issuance costs relative to these convertible notes are included in Foundry investments, advances and other assets and aggregated approximately $5.4 million and are being amortized to expense over the lives of the notes using the effective interest method. Accumulated amortization of these issuance costs was approximately $4.5 million and $3.2 million as of December 31, 2005 and December 31, 2004, respectively.

In October 2003, our Board of Directors authorized management to repurchase up to $100.0 million of our Zero Coupon Convertible Subordinated Notes due July 1, 2010. During 2005, we extinguished $35.5 million of these notes for approximately $30.2 million in cash and recognized a net gain of approximately $4.9 million after writing off approximately $0.4 million of unamortized issuance costs. This gain on extinguishment was recorded as Other income, net for the March 31, June 30 and September 30, 2005 quarters in the amounts of $2.0 million, $1.5 million and $1.4 million, respectively. During 2004, we extinguished approximately $15.0 million of these notes for approximately $12.0 million in cash and recognized a net gain of approximately $2.8 million including the write off of approximately $0.2 million of unamortized issuance costs. This gain on extinguishment was recorded as Other income, net for the September 30, 2004 quarter.

The fair market value of the Zero Coupon Convertible Subordinated Notes (the “Notes”) due July 1, 2010, is subject to interest rate risk and market risk due to the convertible feature of the Notes and the fair market value of the Company’s common stock. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest and market value changes affect the fair market value of the Notes but do not impact our financial position, cash flows or results of operations. As of December 31, 2005 and 2004, the fair value of the Notes was approximately $114.1 million and $145.1 million, respectively based on quoted market prices.

On July 21, 2003, we extinguished for cash all of our outstanding 4 3/4% Convertible Subordinated Notes due in 2006, originally issued in October 1999, plus accrued interest. Total cash paid at extinguishment approximated $178.8 million, including par value of $172.3 million, accrued interest of approximately $1.8 million and a call premium of 2.71% of the outstanding notes, or approximately $4.7 million. This call premium, plus unamortized issuance costs of approximately $1.0 million as of the extinguishment date, was recorded as Other expense, net in the quarter ended September 30, 2003.

(11)—Stockholders’ Equity:

Common Stock

In December 2000, our Board of Directors authorized management to repurchase up to five million shares of our common stock. As of December 31, 2005, we had repurchased 1,136,000 shares at an aggregate cost of approximately $20.0 million. There were no repurchases of common stock in 2003 through 2005.

Stock Warrants

During 2003, a warrant was issued to a vendor to purchase 256,661 shares of common stock, earned ratably from March 2003 to February 2004. During 2004, a warrant was issued to the same vendor to purchase 294,579 shares of common stock, earned ratably from March 2004 to February 2005. Additionally, warrants for 200,392 shares and 220,200 shares expired unexercised during 2003 and 2004, respectively, leaving warrants for 839,877 shares unexercised as of December 31, 2005, including warrants issued prior to 2003. In 2005, no warrants were exercised and a warrant exercisable for 74,000 shares expired unexercised. Expense recorded in conjunction with the vesting of warrants by this vendor was not material to our Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003.

Stock Option Plans

We have authorized an aggregate of 9,000,000 and 17,200,000 shares of common stock for issuance to officers and employees under our 2001 Stock Plan and 1996 Stock Incentive Plan, respectively. The 2001 Plan options are granted at fair value at the date of grant, generally vest over four years in increments as determined by the Board of Directors and have terms up to ten years. The 1996 Plan options are typically granted at fair value at the date of grant, generally vest over four years in increments as determined by the Board of Directors and have terms up to ten years.

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

The 2001 Outside Directors’ Stock Option Plan, which replaced the 1993 Outside Directors Stock Option Plan, provides for the issuance of stock options to members of our Board of Directors who are not employees of Lattice; 1,000,000 shares of our Common Stock are authorized for issuance thereunder. These options are granted at fair value at the date of grant and become exercisable over four years in installments with one-eighth of the option vesting six months after the date of grant and an additional one-sixteenth of the option vesting quarterly thereafter. Subsequent option grants vest over one year beginning upon the completion of vesting of earlier grants. These options expire ten years from the date of grant.

On January 31, 2006, the Company’s compensation committee and Board of Directors approved a change in the term of options granted under the 1996 and 2001 plans. After January 31, 2006, the standard term of options granted under these plans will be seven years, as opposed to the previous standard term of 10 years. This change in the term of option grants is potentially a change in executive compensation arrangements, as future executive officer stock option grants will have a seven-year term.

The following table summarizes our stock option activity and related information for the past three years (number of shares in thousands):

	Years Ended December 31,
	2005		2004		2003
	Number of Shares under Option	Weighted Average Exercise Price	Number of Shares under Option	Weighted Average Exercise Price	Number of Shares under Option	Weighted Average Exercise Price
Options outstanding at beginning of year	23,702	$8.07	21,069	$8.71	24,040	$15.83
Options granted	3,861	4.90	3,518	4.71	9,726	7.90
Options canceled	(3,598)	7.20	(784)	10.54	(12,583)	21.74
Options exercised	(39)	4.77	(101)	5.97	(114)	4.16
Options outstanding at end of year	23,926	$7.64	23,702	$8.07	21,069	$8.71

The following table summarizes information about stock options outstanding at December 31, 2005 (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contract Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.41-$ 5.17	6,072	9.01	$4.48	1,180	$4.28
$5.92-$ 7.28	5,004	7.22	6.60	4,599	6.66
$7.34-$ 7.88	4,146	3.10	7.77	4,074	7.78
$8.13-$ 8.21	5,013	7.72	8.21	5,014	8.21
$8.39-$32.25	3,691	4.16	13.31	3,691	13.31
	23,926	6.59	$7.64	18,558	$8.50

Stock Purchase Plan

Our employee stock purchase plan, which was amended and approved most recently by our stockholders in May 2004, permits eligible employees to purchase shares of common stock through payroll deductions, not to exceed 10% of the employee’s compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month period or 85% of the fair market value at the end of such period, but in no event less than the book value per share at the mid-point of each offering period. Amounts accumulated through payroll deductions during the offering period are used to purchase shares on the last day of the offering period. Of the 4,700,000 shares authorized to be issued under the plan, 40,189, 461,425 and 576,064 shares were issued during 2005, 2004 and 2003, respectively, and 828,934 shares were available for issuance at December 31, 2005.

Stock Option Exchange Program

On March 14, 2003, we completed an exchange offer related to a stock option exchange program. Under the exchange offer, eligible employees had the opportunity to tender for cancellation certain stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. Each eligible participant received new options to purchase four shares of common stock for every seven shares subject to options submitted for cancellation. We accepted options to purchase approximately 11.2 million shares for exchange at various exercise prices between $6.30 and $32.25 and granted new options to purchase approximately 6.4 million shares on September 18, 2003, the new grant date. The exercise price per share of the new options of $8.21 was equal to the fair market value of our common stock on the new grant date. In connection with the stock option exchange program, we accelerated the write-off of accrued deferred compensation recorded in conjunction with certain of our acquisitions, due to the cancellation of certain assumed in-the-money stock options. Such acceleration resulted in $2.2 million of additional intangible asset amortization expense in the first quarter of 2003. We did not record any additional compensation expense as a result of the exchange program.

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

	Grants for Years Ended December 31,
	2005	2004	2003
Stock options:
Expected volatility	39.6%	48.7%	57.7%
Risk-free interest rate	4.2%	2.9%	2.2%
Expected life from vesting date (in years)	1.1	1.3	1.3
Dividend yield	0%	0%	0%
Stock purchase rights:
Expected volatility	32.2%	26.4%	32.7%
Risk-free interest rate	4.2%	1.3%	1.1%
Expected life (in months)	6	6	6
Dividend yield	0%	0%	0%

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

The resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted was $1.49, $1.81 and $2.38, and for stock purchase rights $1.06, $1.85 and $1.61 for 2005, 2004, and 2003, respectively. For purposes of pro forma disclosures (see Note 1), the estimated fair value of the options is amortized to expense over the options’ vesting period.

As discussed above in our “Critical Accounting Policies,” we adopted SFAS No. 123R as of January 1, 2006. SFAS No. 123R requires us to recognize compensation expense for all share-based payments, including grants of stock options, made to employees based on the fair value of the share-based payment on the date of grant. For all unvested options outstanding as of January 1, 2006, the previously measured compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis in the Consolidated Statements of Operations over the remaining vesting period. Likewise, for all share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized in the Consolidated Statements of Operations on a straight-line basis over the vesting period.

In anticipation of the effective date of SFAS No. 123R, in the fourth quarter of 2005, the Company accelerated the vesting of options under the 1996 and 2001 plans, including options granted to the Company’s executive officers, that have an option price equal to or greater than $7.25 per share. The acceleration was done as part of a comprehensive review of the Company’s entire benefits program and the decision to accelerate some of the Company’s options was made after review of the Company’s current stock price, the competitive benefits and costs for the Company from the options, the benefit of the options to the employees and the impact of the recognition of compensation expense upon the adoption of SFAS No. 123R. The closing price of the Company’s stock, as reported on the Nasdaq National Market, on the date of the option acceleration was $5.29 per share. Unvested options to purchase approximately 1.3 million shares became exercisable as a result of the vesting acceleration.

(12)—Employee Benefit Plans:

Profit Sharing Plan

We initiated a profit sharing plan effective April 1, 1990. Under the provisions of this plan, as approved by the Board of Directors, a percentage of our operating income, as defined and calculated at the end of March and September for the prior six-month period, is paid to qualified employees. There was no expense recorded related to the profit sharing plan in 2005, 2004 or 2003.

Qualified Investment Plan

In 1990, we adopted a 401(k) plan, which provides participants with an opportunity to accumulate funds for retirement. Under the terms of the plan, eligible participants may contribute up to 15% of their eligible earnings to the plan Trust. The plan does not allow investments in Lattice common stock. The plan allows for the Company to make discretionary matching contributions in cash. There was no expense recorded related to matching contributions in 2005, 2004 and 2003.

Executive Deferred Compensation Plan

We initiated an Executive Deferred Compensation Plan effective August 1997. Under the provisions of this plan, as approved by the Board of Directors, certain senior executives may annually defer up to 75% of their salary and up to 100% of their incentive compensation. The return on deferred funds is based upon the performance of designated mutual funds or our publicly traded common stock. There is no guaranteed return or matching contribution. During 2005, we paid out approximately $6.2 million of the deferred compensation balance. Balances at December 31, 2005 and 2004 of approximately $6.6 million and $12.9 million, respectively, are reflected in “Other-long-term liabilities” in our accompanying

Consolidated Balance Sheet and the related assets are included in “Other assets” in our accompanying Consolidated Balance Sheet. The mutual funds are accounted for as trading and marked to market in our Consolidated Balance Sheet until they are sold, at which time a gain or loss is recognized in our Consolidated Statement of Operations. Unrealized gains and losses are included in Accumulated other comprehensive (loss) income within Stockholders’ equity.

(13)—Commitments and Contingencies:

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

In September and October 2004, two shareholder derivative complaints were filed, purportedly on behalf of Lattice Semiconductor Corporation, in the Circuit Court of the State of Oregon for the County of Washington, against all members of the Board of Directors at the time, certain former directors, and certain executive officers. The derivative plaintiffs made allegations substantially similar to those in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. Consistent with the usual procedures for cases of this kind, these cases were consolidated into a single putative shareholder derivative action. On April 1, 2005, an amended and consolidated complaint was filed. The Board of Directors of the Company appointed a Special Litigation Committee (“SLC”) for the purpose of conducting a review and examination of the claims contained in the shareholder derivative complaints. In December 2005, the SLC agreed with counsel for the derivative plaintiffs on a settlement of the derivative action on terms that, among other things, provided for our Board of Directors to adopt specified corporate governance changes, for the dismissal with prejudice of all claims asserted by the derivative plaintiffs, and for the payment of plaintiffs’ counsel’s fees and expenses. The stipulation of settlement entered into by the parties of the settled shareholder derivative litigation did not contain any finding of fault or admission of wrongdoing or liability on the part of the Company or any of the individual defendants in the litigation. Such settlement was approved by the Circuit Court and the derivative litigation was dismissed on January 30, 2006. The agreed upon corporate governance changes, and additional corporate governance changes initiated by the Board of Directors, were adopted by the Board of Directors on January 31, 2006, and are included in the Corporate Governance Policies described under Item 9A of this report.

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

The Internal Revenue Service has examined our income tax returns for 2001 and 2002, and has issued proposed adjustments of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. We do not agree with these proposed adjustments, and we are appealing. Although the final resolution of this appeal and other tax issues are uncertain, we believe that adequate amounts have been provided for in the consolidated financial statements. There is a possibility of either favorable or unfavorable impacts on the results of operations in the period in which these matters are ultimately resolved or in the period in which our estimates of the outcomes change.

(14)—Related Party:

Larry W. Sonsini was a member of our Board of Directors until April 2004, and is presently the Chairman of Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides us with corporate legal services. Legal services billed to Lattice aggregated approximately $1.9 million, $0.6 million, and $0.5 million, respectively, for 2005, 2004 and 2003. Amounts payable to the law firm totaled $0.4 million at December 31, 2005, and were not significant at December 31, 2004 or 2003.

(15)—Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic products. Our sales by major geographic area were as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
United States	$48,996	$65,044	$66,740
Export sales:
Europe	50,235	50,867	52,142
Asia Pacific (other than Japan and China)	38,138	42,584	37,062
Japan	31,311	31,134	23,000
China	27,842	29,802	20,298
Other	14,538	6,401	10,420
Total revenue from export sales	162,064	160,788	142,922
Total revenue	$211,060	$225,832	$209,662

Resale of product through two distributors accounted for approximately 16% and 11%, 14% and 10% and 18% and 19% of total worldwide revenue for 2005, 2004, and 2003, respectively. No individual customer accounted for more than 10% of revenue for any of the years presented. More than 90% of our property and equipment is located in the United States.

(16)—Subsequent Events:

On January 31, 2006, Mark O. Hatfield, a class III director of the Company, resigned from the Board of Directors of the Company, effective immediately. Senator Hatfield has agreed to serve as a special advisor to the Board of Directors. Additionally, on January 31, 2006, Soo Boon Koh, a class II director of the Company, announced that she had decided not to stand for re-election to the Board of Directors, and that she intended to leave the Board of Directors at the end of her current term, which we expect will be immediately prior to the Company’s 2006 annual meeting of stockholders, scheduled for May 2, 2006. In conjunction with these changes, the previously announced resignation from the board of Cyrus Y. Tsui and the addition of Balaji Krishnamurthy and Gerhard H. Parker in December of 2005, the size of the board will be seven directors as of the expiration of Ms. Koh’s term.

On February 3, 2006 we extinguished $10.0 million of our Zero Coupon Convertible Subordinated Notes due July 1, 2010 for $8.7 million and net of $0.1 million amortization of issuance costs. The extinguishment resulted in a gain of $1.2 million which will be included in Interest and other income (expense) for the March 31, 2006 quarter.

On January 30, 2006, a settlement of the derivative litigation was formally approved by the court and the lawsuit was dismissed. In February 2006, the Company paid $0.9 million in connection with legal fees and expenses of plaintiff’s counsel, which was charged to selling, general and administrative expenses in the fourth quarter of 2005.

(17)—Quarterly Financial Data (Unaudited):

A summary of the company’s consolidated quarterly results of operations are as follows:

	2005				2004
	Dec.	Sept.	June	Mar.	Dec.	Sept.	June	Mar.
	(in thousands, except per share data)
Revenue	$53,991	$53,390	$52,396	$51,283	$48,541	$57,281	$60,939	$59,071
Gross margin(1)	$26,497	$29,992	$29,534	$29,112	$27,483	$32,433	$34,707	$34,352
Restructuring charges(2)	$11,936	$—	$—	$—	$—	$—	$—	$—
Net loss(3)	$(22,990)	$(7,085)	$(8,159)	$(10,885)	$(13,138)	$(6,324)	$(15,976)	$(16,541)
Basic net loss per share	$(0.20)	$(0.06)	$(0.07)	$(0.10)	$(0.12)	$(0.06)	$(0.14)	$(0.15)
Diluted net loss per share	$(0.20)	$(0.06)	$(0.07)	$(0.10)	$(0.12)	$(0.06)	$(0.14)	$(0.15)

(1)           Includes $1.8 million charge to cost of sales for excess inventory related to a last-time buy program in the fourth quarter of 2005.

(2)           Represents costs incurred under the corporate restructuring plan, which was implemented in the fourth quarter of 2005. These costs primarily relate to separation packages and costs to vacate space under long-term lease arrangements. Also includes $2.7 million related to the write-off of an intellectual property license.

(3)           Includes gains related to the extinguishment of Zero Coupon Convertible Subordinated Notes due July 1, 2010 for the third, second and first quarters of 2005, and the third quarter of 2004. Also includes gains on the sale of UMC common stock in the second quarter of 2005, and the third, second and first quarters of 2004.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lattice Semiconductor Corporation

We have completed integrated audits of Lattice Semiconductor Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of Lattice Semiconductor Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Portland, Oregon
March 13, 2006

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2005, the company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited the company’s Consolidated Financial Statements, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

As discussed in previous reports, on June 14, 2005, we announced that Cyrus Y. Tsui, our then Chief Executive Officer and Chairman of the Board, and Rodney F. Sloss, our then Vice President of Finance, had been placed on paid leave of absence pending completion of an independent examination being undertaken by our Audit Committee. Mr. Tsui, as Chief Executive Officer, Chairman and trading compliance officer and Mr. Sloss, as our Vice President of Finance, each had an important role in our internal control over financial reporting and our disclosure controls and procedures. At that time, the Board appointed Stephen A. Skaggs as acting Chief Executive Officer and Patrick S. Jones as acting Chairman of the Board. On August 9, 2005, we announced the appointment of Mr. Skaggs as Chief Executive Officer and Mr. Jones as Chairman of the Board, and that our Board of Directors had terminated the employment of Mr. Tsui and Mr. Sloss. On August 9, 2005, Martin R. Baker, our Corporate Vice President, General Counsel and Secretary, was also designated trading compliance officer.

At that time, we also announced that the Audit Committee had completed its previously announced examination.

In connection with the completion of its examination, the Audit Committee recommended, and the Board of Directors adopted, several enhancements to our policies and procedures, including procedures that relate to internal control. The enhancements adopted include the following: Company officers cannot provide approvals or grant exceptions to Company policy regarding matters that relate to themselves; the CFO reviews and approves the expense reports of the CEO; the Company’s independent registered public accounting firm reviews expense reimbursement procedures during the annual audit; the Audit Committee, in consultation with the Chief Financial Officer, will periodically consider whether to increase the quarterly review activities conducted by the Company’s independent registered public accounting firm; the Company has reinforced its computer use policy; the Board and senior management have reinforced the Company’s existing policy that prohibits the use of Company personnel and resources for non-business related purposes; the trading compliance officer’s equity transactions must be approved by the CFO; all payments to officers under a Board approved incentive or bonus plan will be reviewed and approved by the Compensation Committee prior to payment; the Board will periodically review staffing needs in all departments of the Company that serve control functions; and employees hired to do Sarbanes-Oxley compliance will also do periodic internal control monitoring. We have already implemented these enhancements. The Audit Committee will also review the Company’s implementation and adherence to these enhancements on a regular basis.

With respect to our settled shareholder derivative litigation, on December 19, 2005, the special litigation committee of the board of directors, on behalf of the Company, entered into a Stipulation of Settlement, or Stipulation, with plaintiffs’ and defendants’ counsel to settle this action against certain of the Company’s current and former directors and officers and the Company, as a nominal defendant. The Stipulation was entered into for the sole purpose of resolving contested claims and disputes, as well as avoiding the substantial cost, expenses and uncertainties associated with protracted and complex litigation. The Stipulation did not contain any finding of fault or admission of wrongdoing or liability on the part of the Company or any of the individual defendants in the litigation.

On January 31, 2006, on the recommendation of the special litigation committee, the board of directors adopted the corporate governance policies specified in the Stipulation, together with such additional policies that the board deemed in the best interest of the Company and its stockholders. Some of the Corporate Governance Policies adopted by the board may be construed as changes to internal controls.

The Corporate Governance Policies adopted by the board on January 31, 2006 are as follows:

LATTICE SEMICONDUCTOR CORPORATION

CORPORATE GOVERNANCE POLICIES

The following Corporate Governance Policies (the “Policies”) have been adopted by the Board of Directors (the “Board”) of Lattice Semiconductor Corporation (“Lattice”). The Policies, in conjunction with Lattice’s Certificate of Incorporation, Bylaws and Board Committee charters, form the framework for the governance of Lattice. The Policies will remain in effect indefinitely unless or until the Board, acting through a majority of its non-management directors, determines in the good faith exercise of business judgment that these measures are no longer necessary or appropriate or should be modified to address the circumstances then confronting the Board.

1.                 Director Independence.   The Board shall consist of a majority of Independent directors. In addition to satisfying the requirements of applicable law and NASD rules, to be deemed Independent a director of Lattice must:

a.                 Not have been employed by Lattice or its subsidiaries or affiliates in an executive capacity within the last five calendar years;

b.                Not have received, during the current calendar year or in any of the three immediately preceding calendar years, more than $100,000 (other than for Board services) as a result of service with, or being affiliated with, an entity that serves as (1) an advisor, consultant or legal counsel to Lattice or to a member of Lattice’s executive management; or (2) a customer or supplier of Lattice that accounted for more than five percent of Lattice’s revenues or expenses;

c.                 Not have personally provided services or have a contract to provide services to Lattice (other than Board services) or a Lattice executive officer having a value in excess of $60,000 annually;

d.                Not be affiliated with a not-for-profit entity that receives contributions from Lattice in excess of $20,000 annually;

e.                 During the current calendar year or any of the three immediately preceding calendar years, not have had any business relationship with Lattice for which Lattice has been required to make disclosure under Item 404 of Regulation S-K of the SEC, other than for service as a director or for a relationship where no more than de minimis remuneration was received in any one such year;

f.                   Not be employed by a public company at which an executive officer of Lattice serves as a director;

g.                 Not have had any of the relationships described in subsections 1.a.-1.f. above with any controlled affiliate of Lattice; and

h.                Not be a member of the immediate family of any person described in subsections 1.a.-1.g. above.

2.                 Chairman of the Board.   The Independent directors shall elect the Chairman of the Board (the “Chairman”) by majority vote.

3.                 Independent Chairman; Lead Independent Director.   If the Chairman is a non-Independent director, the Independent directors shall designate an Independent director to act in a lead capacity (“Lead Independent Director”). The Chairman, if Independent (“Independent Chairman”), or the Lead Independent Director, if the Chairman is not an Independent director, shall be responsible for coordinating activities of the Independent directors. In addition to the duties of all Board members (which shall not be limited or diminished by the Independent Chairman’s or Lead Independent Director’s role), the specific responsibilities of the Independent Chairman or Lead Independent Director will be:

a.                 To provide the Chairman, if non-Independent, with input as to the preparation of Board and committee agenda meetings;

b.                Although the Chairman is responsible for the preparation of materials for the Board, the Lead Independent Director, if the Chairman is not Independent, is authorized to require inclusion of specific agenda items and/or material;

c.                 To coordinate and develop the agenda for, and moderate executive sessions of, the Board’s Independent directors, and act as principal liaison between the Board and the Independent directors;

d.                To attend at his or her option as a non-voting observer all meetings of Board committees of which he or she is not already a member.

4.                 Executive Sessions.   At every meeting of the Board, the Independent Chairman or Lead Independent Director will preside over executive sessions at which non-Independent directors are not present.

5.                 Role of Nominating and Governance Committee.   The Nominating and Governance Committee will provide the following functions, which shall be reflected in the Nominating and Governance Committee Charter:

a.                 The Nominating and Governance Committee, in consultation with the Chairman, the Chief Executive Officer (the “CEO”) and the Lead Independent Director, if the Chairman is non-Independent, shall be responsible for the periodic review, revision and interpretation of, and confirming compliance with, the Policies, as well as consideration of other corporate governance issues that may, from time to time, merit consideration by the entire Board;

b.                The Nominating and Governance Committee, in consultation with the Chairman, the CEO and the Lead Independent Director, if the Chairman is non-Independent, shall consider and make recommendations to the Board concerning the appropriate size and needs of the Board with respect to the number and qualifications of directors;

c.                 The Nominating and Governance Committee, in consultation with the Chairman, the CEO and the Lead Independent Director, if the Chairman is non-Independent, shall consider and recommend to the full Board candidates to fill vacant Board positions. Candidates shall be selected for their character, judgment, relevant business experiences, time commitment, and acumen. Final approval of candidates shall be determined by the full Board; and

d.                In conjunction with its consideration of candidates to fill vacant Board positions, the Nominating and Governance Committee shall consider in good faith any candidate recommended by one or more of the Company’s ten largest unaffiliated shareholders of record provided such proposed candidate satisfies the criteria established by the Nominating and Governance Committee for prospective directors as set forth in subsection 5.c. above. The Nominating and Governance Committee shall have no obligation to recommend any such shareholder-proposed candidate for nomination by the Board.

6.                 Independent Advisors.   The Board, each of its committees and the Independent directors shall have standing authorization to retain, at Lattice’s cost, legal or other advisors of their choice, who shall report directly to the Board, committee or Independent directors who retained them.

7.                 Director Education.   Each director is required to attend at least one outside director education course every two years (paid for by Lattice). Each director is also required to attend, for no less than two hours, an annual corporate governance course to be held at one regular Board meeting and taught by an outside expert.

8.                 Board Self-Evaluation.   The Board shall implement an evaluation program pursuant to which it shall annually review the performance of the Board based on criteria recommended by the Nominating and Governance Committee and developed in consultation with an outside expert. In connection with the evaluation program, each director shall annually complete and submit to the Chairman, or the Lead Independent Director if the Chairman is non-Independent, a written self-evaluation using a form to be approved by the Nominating and Governance Committee. The Nominating and Governance Committee will consider the evaluation program and completed self-evaluations as a factor in determining whether to re-nominate directors.

9.                 Annual CEO Evaluation.   The Board shall implement an annual CEO evaluation for the purpose of determining the CEO’s annual compensation. The evaluation shall be conducted first by the Compensation Committee and subsequently agreed to by all Independent directors.

10.          Change in Director Employment Status.   Regardless of circumstances, should the employment status of a sitting director change, that director shall be deemed to have submitted his or her resignation to the full Board, but the Board is not required to accept such resignation.

11.          Commitment to Lattice Business.   Each director shall commit to spend at least 200 hours annually on Lattice-related business.

12.          Director Tenure.   All members of the Board shall serve for no more than ten years unless the Board determines in exercising its good faith business judgment that an exception to the guideline is appropriate. For all sitting directors, such ten-year period will begin to run as of the 2005 annual meeting.

13.          Director Stock Ownership.

a.                 Non-employee directors must retain and not sell during their tenure on the Board at least fifty percent of the shares of Lattice stock acquired while serving as a director through the exercise of vested stock options or restricted stock or other equity grants.

b.                Each non-employee director shall purchase, and retain, a minimum of $10,000 of Lattice’s common stock within twelve months of his or her initial election to the Board. The foregoing dollar amounts shall be determined at the time of purchase. Each non-employee director shall retain the minimum share amounts purchased pursuant to the preceding two sentences during his or her tenure on the Board. The Board will evaluate whether exceptions should be made for any director on whom this requirement would impose a financial hardship.

14.          Election of Directors.

a.                 At any shareholder meeting at which directors are subject to an uncontested election, any nominee for director who receives a greater number of votes “withheld” from his or her election than votes “for” such election shall submit to the Board a letter of resignation for consideration by the Nominating and Governance Committee. The Nominating and Governance Committee shall recommend to the Board the action to be taken with respect to such offer of resignation. Within 120 days of the shareholder meeting, the Board shall act with respect to each such letter of resignation and shall promptly notify the director concerned of its decision.

b.                Any director added by the Board to fill a vacancy must stand for election at the next annual meeting of shareholders.

15.          Former CEOs Ineligible to Serve on the Board.   No former CEO of the Company shall serve on the Board.

16.          Retirement Policy.   It is the general policy that non-employee directors will not be nominated for re-election at any annual shareholder meeting following their 75th birthday; provided that in extraordinary circumstances the Board may make exceptions to this policy.

17.          Other Boards and Committees.   No director may serve on more than four public company boards (including Lattice’s Board) and no member of the Audit Committee may serve on more than three public company audit committees (including Lattice’s Audit Committee). In addition, directors who also serve as chief executive officers or in equivalent positions generally should not serve on more than three public company boards (including Lattice’s Board).

18.          CEO Succession.   The Board will periodically review succession planning for the CEO position to prepare for a possible emergency involving, or the departure or retirement of, the CEO.

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement (the “Proxy Statement”) for the 2006 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we will file not later than 120 days after the end of the fiscal year covered by this report. With the exception of the information expressly incorporated by reference from the Proxy Statement, the Proxy Statement is not to be deemed filed as a part of this report.

Item 10. Directors and Executive Officers of the Registrant.

Information regarding our directors that is required by this item is incorporated by reference from the information contained under the caption “Proposal 1: Election of Directors” and “Board Meetings and Committees” in the Proxy Statement. Information regarding our executive officers that is required by this item is set forth in Part I of this report under the caption “Directors and Executive Officers of the Registrant.”  Information regarding Section 16(a) reporting compliance that is required by this item is incorporated by reference from the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. The Standards of Ethics and Conduct is posted on our website at www.latticesemi.com and is filed as an exhibit to this Annual Report on Form 10-K. Amendments to the code of ethics or any grant of a waiver from a provision of the code of ethics requiring disclosure under applicable SEC rules, if any, will be disclosed on our website at www.latticesemi.com.

Information about our “Director Code of Ethics” and written committee charters for our Audit Committee, Compensation Committee, and Nominating/Governance Committee are available free of charge on the Company’s website at www.latticesemi.com and is available in print to any shareholder upon request.

Item 11. Executive Compensation.

The information contained under the captions entitled “Directors’ Compensation,” “Employment Agreements,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee,” “Executive Compensation,” “Options Granted and Options Exercised in 2005” and “Comparison of Total Cumulative Stockholder Return” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2005, with respect to shares of our common stock that may be issued under our existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options assumed by us in connection with mergers and acquisitions. Footnote (5) to the table sets forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of December 31, 2005, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

	(A)	(B)	(C)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(in thousands except per share amounts)
Equity compensation plans approved by security holders(1)	21,893	$7.42	3,977	(2)
Equity compensation plans not approved by security holders	766 (3)	$10.64	32	(4)
Total	22,659	$7.53	4,009

(1)          Includes shares of our common stock issuable upon exercise of options from the 1996 Stock Incentive Plan, the 2001 Stock Plan, the 1993 Outside Directors Stock Option Plan and the 2001 Outside Directors’ Stock Option Plan.

(2)          Includes approximately 829 shares reserved for issuance under our Employee Stock Purchase Plan.

(3)          Consists of shares of our common stock issuable upon exercise of warrants issued to a vendor as compensation for services. The warrants have an exercise price equal to the closing market price on the date of issue and are earned by the vendor ratably over the life of the service period, usually one year, and usually have a term of 5 years. Security holder approval was not required for the issuance of these warrants pursuant to our charter documents and applicable law and regulations.

(4)          Consists of shares of our common stock held for the benefit of certain executives by our executive deferred compensation plan. The plan is funded entirely by participants through deferral of salary, bonus awards or gains on the exercise of stock options. Distributions to participants are made pursuant to elections made by participants in accordance with plan provisions, generally at the time of the election to defer. There have been no company matching contributions to the plan and the assets of the plan remain subject to claims of the company’s general creditors. Security holder approval was not required for establishing and funding the executive deferred compensation plan.

(5)          The table does not include information for the stock options assumed by us in connection with mergers and acquisitions. As of December 31, 2005, a total of approximately 2,033 shares of our common stock were issuable upon exercise of those assumed options. The weighted-average exercise price of those assumed options is $9.98 per share.

Item 13. Certain Relationships and Related Transactions.

The information contained under the caption entitled “Employment Agreements” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information contained under the caption entitled “Audit and Related Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a) List of Documents Filed as Part of this Report

(1) All financial statements.

The following financial statements are filed as part of this report under Item 8.

(2) Financial Statement Schedules.

Schedule II-Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

(3) Exhibits.

Exhibit Number		Description
3.1

The Company’s Restated Certificate of Incorporation filed February 24, 2004 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2		The Company’s Bylaws, as amended and restated as of January 31, 2006 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed February 3, 2006).
4.4

Indenture, dated as of June 20, 2003, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

4.5		Form of Note for the Company’s Zero Coupon Convertible Subordinated Notes (Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).
10.16	*	Employee Stock Purchase Plan, as amended and restated effective February 3, 2004 (Incorporated by reference to Appendix D to the Company’s 2004 Proxy Statement filed April 8, 2004).
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

10.23

Advance Production Payment Agreement dated March 17, 1997 among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.23 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005)(1).

10.24	*

Lattice Semiconductor Corporation 1996 Stock Incentive Plan, as amended, and Related Form of Option Agreement (Incorporated by reference to Exhibits (d)(1) and (d)(2) to the Company’s Schedule TO filed on February 13, 2003).

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

10.33	*	2001 Outside Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed on August 10, 2001).
10.34	*	2001 Stock Plan as amended and Related Form of Option Agreement (Incorporated by reference to Exhibits (d)(3) and (d)(4) to the Company’s Schedule TO filed on February 13, 2003).
10.35

Intellectual Property Agreement by and between Agere Systems Inc. and Agere Systems Guardian Corporation and Lattice Semiconductor Corporation as Buyer, dated January 18, 2002 (Incorporated by reference to Exhibit 10.35 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.36	*	Octillion Communications Inc. 2001 Stock Plan (Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 filed on September 6, 2002).**
10.37	*

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

10.41	*

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

10.44	*

Employment Agreement between Lattice Semiconductor Corporation and Stephen A. Skaggs dated August 9, 2005 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on August 12, 2005).

10.45	*

Compensation Arrangement between Lattice Semiconductor Corporation and Patrick S. Jones, Chairman of the Board of Directors (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report) on Form 8-K filed on August 12, 2005).

10.46	*

Employment Agreement between Lattice Semiconductor Corporation and Jan Johannessen dated November 1, 2005 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.47	*

Employment Agreement between Lattice Semiconductor Corporation and Martin R. Baker dated November 1, 2005 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.48	*

Employment Agreement between Lattice Semiconductor Corporation and Stephen M. Donovan dated November 1, 2005 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.49	*	2005 Executive Bonus Plan (Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).
10.50	*

Compensation Arrangement between Lattice Semiconductor Corporation and Chairpersons for Committees of the Board of Directors (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.51	*

Form of Amendment to Stock Option Agreements for 1996 Stock Incentive Plan, as amended, and 2001 Stock Plan, as amended (Incorporated by reference to Exhibit 99.3 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.52	*	2006 Executive Bonus Plan (Incorporated by reference to Exhibit 99.4 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).
14.1		Standards of Ethics and Conduct (Incorporated by reference to Exhibit 14.1 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

*                    Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

**             Cerdelinx Technologies, Inc. was initially incorporated as Octillion Communications Inc.

(b) See (a)(3) above.

(c) See (a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION (Registrant)
By:	/s/ JAN JOHANNESSEN
Jan Johannessen Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: March 14, 2006

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen A. Skaggs and Jan Johannessen, or either of them, his or her attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date
/s/ STEPHEN A. SKAGGS	President, Chief Executive Officer and Director	March 14, 2006
Stephen A. Skaggs
/s/ JAN JOHANNESSEN	Senior Vice President and Chief Financial Officer	March 14, 2006
Jan Johannessen	(Principal Financial and Accounting Officer)
/s/ DAVID E. CORESON	Director	March 9, 2006
David E. Coreson
/s/ DANIEL S. HAUER	Director	March 9, 2006
Daniel S. Hauer
/s/ PATRICK S. JONES	Director	March 9, 2006
Patrick S. Jones
/s/ SOO BOON KOH	Director	March 9, 2006
Soo Boon Koh
/s/ BALAJI KRISHNAMURTHY	Director	March 9, 2006
Balaji Krishnamurthy
/s/ HARRY A. MERLO	Director	March 9, 2006
Harry A. Merlo
/s/ GERHARD H. PARKER	Director	March 9, 2006
Gerhard H. Parker

Schedule II

LATTICE SEMICONDUCTOR CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (describe)	Write-offs, net of recoveries	Balance at end of period
Fiscal year ended December 31, 2003:
Allowance for deferred taxes	$125,995	$35,641	$—	$—	$161,636
Allowance for doubtful accounts	1,074	(50)	—	—	1,024
	$127,069	$35,591	$—	$—	$162,660
Fiscal year ended December 31, 2004:
Allowance for deferred taxes	$161,636	$19,680	$—	$—	$181,316
Allowance for doubtful accounts	1,024	(85)	—	—	939
	$162,660	$19,595	$—	$—	$182,255
Fiscal year ended December 31, 2005:
Allowance for deferred taxes	$181,316	$17,525	$—	$—	$198,841
Allowance for doubtful accounts	939	—	—	—	939
	$182,255	$17,525	$—	$—	$199,780

S-1