Form 10-Q
period 2006-04-01
LATTICE SEMICONDUCTOR CORP
filed 2006-05-08
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Number of shares of common stock outstanding as of May 2, 2006	114,117,272

The information contained in this Form 10-Q is as of May 8, 2006. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include any actions resulting from the Securities and Exchange Commission’s ongoing informal inquiry, our ability to successfully conclude the settlement of our pending securities class action litigation, overall semiconductor market conditions,  market acceptance and demand for our new products, our dependencies on our silicon wafer suppliers, the impact of competitive products and pricing, technological and product development risks, and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including but not limited to the items discussed in “Risk Factors” in Item 1A of this report. You should not unduly rely on forward-looking statements because our actual results could materially differ from those expressed in any forward-looking statements made by us. Further, any forward-looking statement applies only as of the date on which it is made. We are not required to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005

Revenue	$57,452	$51,283

Costs and expenses:
Cost of products sold	25,297	22,171
Research and development	21,121	25,171
Selling, general and administrative	12,616	14,333
Amortization of intangible assets	2,813	3,802
Restructuring charges	—	—
Total costs and expenses	61,847	65,477

Loss from operations	(4,395)	(14,194)

Other income, net	3,777	3,409

Loss before provision for income taxes	(618)	(10,785)

Provision for income taxes	189	100

Net loss	$(807)	$(10,885)

Basic net loss per share	$(0.01)	$(0.10)

Diluted net loss per share	$(0.01)	$(0.10)

Shares used in per share calculations:

Basic	113,791	113,460

Diluted	113,791	113,460

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share and par value data)

(unaudited)

	March 31, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$37,961	$39,336
Marketable securities	212,744	224,856
Accounts receivable, net	25,393	23,577
Inventories	32,148	28,581
Other current assets	24,720	24,614
Total current assets	332,966	340,964

Foundry investments, advances and other assets	76,990	79,432
Property and equipment, net	45,248	45,450
Intangible assets, net	23,645	26,455
Goodwill	223,556	223,556

	$702,405	$715,857

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$52,426	$53,438
Deferred income and allowances on sales to distributors	7,684	10,449
Total current liabilities	60,110	63,887

Zero Coupon Convertible Subordinated Notes due in 2010	123,500	133,500
Other long-term liabilities	17,770	20,386
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 114,104,000 and 113,646,000 shares issued and outstanding	1,141	1,136
Paid-in capital	597,335	595,145
Accumulated other comprehensive income (loss)	1,065	(488)
Accumulated deficit	(98,516)	(97,709)
Total stockholders’ equity	501,025	498,084

	$702,405	$715,857

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net loss	$(807)	$(10,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,822	8,550
Gain on extinguishment of Zero Coupon Convertible Subordinated Notes	(1,200)	(2,006)
Stock-based compensation	707	614
Changes in assets and liabilities:
Accounts receivable	(1,816)	(5,353)
Inventories	(3,567)	2,104
Foundry investments, advances and other assets	3,707	2,623
Accounts payable and accrued expenses	(4,654)	(23,543)
Deferred income and allowances on sales to distributors	(2,765)	(623)
Other liabilities	99	449
Total adjustments	(2,667)	(17,185)
Net cash used in operating activities	(3,474)	(28,070)

Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	47,295	99,280
Purchase of marketable securities	(35,183)	(60,610)
Capital expenditures	(2,754)	(1,886)
Net cash provided by investing activities	9,358	36,784

Cash flows from financing activities:
Extinguishment of Zero Coupon Convertible Subordinated Notes	(8,738)	(13,307)
Advances on Yen line of credit	607	1,811
Pay down on Yen line of credit	(420)	(1,639)
Net proceeds from issuance of common stock	1,292	8
Net cash used in financing activities	(7,259)	(13,127)

Net decrease in cash and cash equivalents	(1,375)	(4,413)

Beginning cash and cash equivalents	39,336	44,816

Ending cash and cash equivalents	$37,961	$40,403

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on appreciation (depreciation) of foundry investments included in Accumulated other comprehensive income (loss)	$1,572	$(2,118)
Distribution of deferred compensation	$2,785	$—

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation:

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Lattice Semiconductor Corporation (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and in our opinion include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005. Prior period disclosures have been reclassified to the extent required to be consistent with the current period presentation.

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

There have been no material changes to the recent pronouncements as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Note 2 – Revenue Recognition:

Revenue from sales to customers is recognized upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is probable, there are no customer acceptance requirements and no remaining significant obligations. Certain of our sales are made to distributors under agreements providing price protection and right of return on unsold merchandise. Revenue and cost relating to such distributor sales are deferred until either the product is sold by the distributor or return privileges and price protection rights terminate, at which time related estimated distributor resale revenue, estimated effects of distributor price adjustments, and estimated costs are reflected in income. Revenue from software sales was not material for the periods presented.

During the first quarter of 2006, we entered into business arrangements with certain distributors to issue account receivable credit adjustments (“distributor advances”) to reduce the distributors’ working capital costs required to service our end customers. The distributor advances are for anticipated price discounts and are a component of Deferred income and allowances on sales to distributors. These arrangements are unsecured, bear no interest, are settled on a quarterly basis and are due upon demand. The distributor advances have no impact on revenue recognition and totaled $6.0 million at March 31, 2006.

Note 3 – Net Loss Per Share:

Net loss per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, warrants to purchase common stock and convertible subordinated notes.

The most significant difference between the computation of basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as stock options, warrants and convertible subordinated notes as outstanding. For all periods presented, the computation of diluted net loss per share excludes the effect of stock options, warrants and Zero Coupon Convertible Subordinated Notes due July 1, 2010, as they are antidilutive. The effects of Zero Coupon Convertible Subordinated Notes are excluded in the computation of basic and diluted earnings per share as the contingent conversion features were   not triggered for all periods. A reconciliation of basic and diluted net loss per share is presented below (in thousands, except for per share data):

	Three Months Ended
	March 31, 2006	March 31, 2005
Basic and diluted net loss	$(807)	$(10,885)

Shares used in basic net loss per share calculations	113,791	113,460

Dilutive effect of stock options, warrants and convertible notes	—	—

Shares used in diluted net loss per share	113,791	113,460

Basic net loss per share	$(0.01)	$(0.10)

Diluted net loss per share	$(0.01)	$(0.10)

Note 4 – Stock-Based Compensation:

At March 31, 2006, the Company has the stock-based employee compensation plans as described below. Prior to January 1, 2006, the Company accounted for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB  25”), and related interpretations, and therefore related compensation expense was limited to the intrinsic value. Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price less than the fair value of the stock on the grant date. Any resulting compensation expense was recognized on an accelerated basis in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”), over the associated service period, which was generally the option vesting term.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) had been applied to its stock-based compensation.

Effective January 1, 2006, the Company began recording employee and director stock option and Employee Stock Purchase Plan (“ESPP”) compensation expense in accordance with “Share Based Payment – a revision of SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB 107”).

The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options now includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company records expense over the offering period in connection with shares issuable under the ESPP. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3. The compensation expense for employee, director and ESPP based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options or stock plan offering period, as applicable, using the straight-line method. As a result of the adoption of SFAS 123R, the Company’s loss before income tax expense, loss from operations, and net loss for the three-month period ended March 31, 2006 were each $0.7 million higher than under the Company’s previous accounting method for stock-based compensation. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.01 per share.

SFAS 123R also requires that the Company recognize compensation expense for only the portion of employee and director options and ESPP rights that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior using a stratified model based on the employee’s position within the Company. If the actual number of forfeitures differs from the number estimated by management, additional adjustments to compensation expense may be required in future periods.

Total stock-based compensation expense was included in the Condensed Consolidated Statement of Operations as follows (in thousands):

Line Item:	March 31, 2006	March 31, 2005
	(SFAS 123R)	(APB 25)

Cost of products sold	$60	$—
Research and development	376	614
Selling, general and administrative	271	—
	$707	$614

Employee and Director Stock Options and ESPP

The Company’s employee stock option plans include principal plans adopted in 1996 and 2001 (“principal option plans”), as well as various stock option plans assumed through acquisitions under which stock options are outstanding. The principal option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date. The options generally vest quarterly over a four-year period beginning on the grant date. Options granted under the principal option plans are generally non-qualified stock options but the principal option plans permit some options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The contractual term of options granted prior to January 31, 2006 is generally ten years, while the contractual term of options granted subsequent to January 31, 2006 is generally seven years.

The Company’s director stock option plan, most recently amended effective as of the May 2, 2006 approval of the amendments by our stockholders, provides that non-employee members of our board of directors receive non-qualified option grants in set amounts and at set times, at option prices equal to the fair market value on the date of grant. Options granted following the May 2, 2006 amendment vest over a period of three years (for initial grants to new directors), or over a period of one year following the completion of vesting of all previously granted director options (for subsequent option grants). The contractual term of such options is ten years.

Our ESPP, which was amended and approved most recently by our stockholders in May 2004, permits eligible employees to purchase shares of common stock through payroll deductions, not to exceed 10% of the employee’s compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period, but in no event less than the book value per share at the mid-point of each offering period. We have treated the ESPP as a compensatory plan. The Company recorded compensation expense of $0.1 million relative to the ESPP in the three months ended March 31, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. Beginning January 1, 2006, we are estimating the expected term of stock options based on the simplified method provided for under SAB 107. The expected volatility of both stock options and ESPP shares is based on the weekly historical volatility of our stock price, measured over the expected life of the option. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Grants for
	Three Months Ended
	March 31, 2006	March 31, 2005
Employee and Director Stock Options:
Expected volatility	57.7%	45.8%
Risk-free interest rate	4.5%	3.4%
Expected term (in years)	4.8	3.4
Dividend yield	0%	0%

Employee Stock Purchase Plan:
Expected volatility	17.5%	31.0%
Risk-free interest rate	4.4%	3.4%
Expected term (in years)	0.5	0.5
Dividend yield	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of freely tradable, fully transferable options without vesting restrictions. Our stock options have characteristics that differ significantly from those of freely tradable, fully transferable options. The Black-Scholes option pricing model also requires highly subjective assumptions, including expected stock price volatility and expected stock option term, which greatly affect the calculated fair value of an option. Our actual stock price volatility and option term may be materially different from the assumptions used herein.

As of March 31, 2006, there was $4.1 million of total unrecognized compensation cost related to employee and director stock options and purchases related to the ESPP, which are expected to be recognized over a weighted average period of 3.0 years. The Company’s current practice is to issue new shares to satisfy option exercises. In conjunction with the adoption of SFAS 123R, the Company changed its method of recognizing the expense of stock-based compensation over the requisite service period from the accelerated approach in accordance with FIN 28 to the straight-line method. Compensation expense for all stock-based compensation awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach, while compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 will be recognized using the straight-line method.

A summary of stock option activity under the plans for the three months ended March 31, 2006 is presented as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
	(In thousands)			(In thousands)

Balance, January 1, 2006	23,926	$7.64
Granted	250	4.52
Exercised	(417)	5.14
Forfeited or expired	(4,977)	8.70
Balance, March 31, 2006	18,782	7.37	6.54	$13,991

Vested and expected to vest at March 31, 2006	17,380	7.60	6.27	$11,051

Exercisable, March 31, 2006	13,865	$8.34	5.75	$3,981

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $0.6 million.

The resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted were $2.38 and $1.64 for the first quarter of 2006 and 2005, respectively, and for purchases related to the ESPP were $0.53 and $0.54 for the first quarter of 2006 and 2005, respectively.

A total of 10.2 million shares of common stock and rights to purchase common stock were available for grant under the Company’s stock option plans as of March 31, 2006. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

The table below sets out the pro forma amounts of net loss and net loss per share that would have resulted for fiscal years 2005 and 2004, if the Company had accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years:

	Years Ended December 31,
	2005	2004
	(In thousands, except per-share data)

Net loss as reported	$(49,119)	$(51,979)
Add: Stock compensation expense related to acquisitions (attributable to research and development activities) included in reported net loss, net of related tax effects	1,817	3,418
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,439)	(18,029)
Pro forma net loss	$(64,741)	$(66,590)
Net loss per share:
Basic and diluted — as reported	$(0.43)	$(0.46)
Basic and diluted — pro forma	$(0.57)	$(0.59)

For purposes of computing pro forma net loss, the fair value of each option grant and ESPP purchase right was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below.

	Years Ended December 31,
	2005	2004

Employee and Director Stock Options:
Expected term (in years)	3.2	3.4
Volatility	39.6%	48.7%
Risk-free interest rate	4.2%	2.9%
Dividend yield	0%	0%

Employee Stock Purchase Plan:
Expected life of purchase right	6 months	6 months
Volatility	32.2%	26.4%
Risk-free interest rate	4.2%	1.3%
Dividend yield	0%	0%

With the adoption of SFAS No. 123R effective January 1, 2006, stock compensation expense related to acquisitions (attributable to research and development activities) and previously recorded to Amortization of intangible assets has been reclassified to Research and development expense. Such Deferred stock compensation attributable to research and development activities was completely amortized as of March 31, 2006. Amortization expense was $0.0 million for the three months then ended, and was $0.6 million for the three months ended March 31, 2005.

Note 5 – Inventories (in thousands):

	March 31, 2006	December 31, 2005
Work in progress	$21,209	$20,348
Finished goods	10,939	8,233
	$32,148	$28,581

Note 6 – Changes in Stockholders’ Equity (in thousands):

	Common stock	Paid-in capital	Accumulated other comprehensive income	Deficit	Total
Balances, Dec. 31, 2005	$1,136	$595,145	$(488)	$(97,709)	$498,084

Common stock issued in connection with exercise of stock options	5	1,236	—	—	1,241

Unrealized gain on foundry investments, net (Note 7)	—	—	1,572	—	1,572

Stock-based compensation expense related to employee and director stock options and ESPP	—	677	—	—	677

Distribution of stock held in deferred compensation plan	—	247	—	—	247

Stock compensation expense related to acquisitions	—	30	—	—	30

Translation adjustment	—	—	(19)	—	(19)

Net loss for the three month period	—	—	—	(807)	(807)

Balances, March 31, 2006	$1,141	$597,335	$1,065	$(98,516)	$501,025

Total comprehensive income for the first three months of 2006 was approximately $0.7 million and is substantially comprised of a $1.6 million unrealized gain on foundry investments offset by a net loss from operations of $0.8 million.

Note 7 – Foundry Investments, Advances and Other Assets (in thousands):

	March 31, 2006	December 31, 2005
Foundry investments and other assets	$38,111	$42,740
Wafer supply advances	50,000	50,427
	88,111	93,167
Less: UMC common stock available for sale	(1,512)	(1,356)
Current portion of wafer advance	(9,609)	(12,379)
	$76,990	$79,432

We owned approximately 25.7 million shares of UMC common stock at March 31, 2006, which is unchanged from December 31, 2006. Under the terms of the UMC agreement, sales of these shares may result in a reduction of our rights to guaranteed wafer capacity at UMC based on the number of shares that we sell. However, we do not believe that this creates a significant risk with regard to securing adequate wafer capacity at UMC.

Foundry investments and other assets as of March 31, 2006 is lower than the amount shown for such asset in Item 9.01, exhibit 99.1 of our previously filed Form 8-K dated April 25, 2006, by $2.5 million related to distributions by the trustee of our deferred compensation plan of deferred compensation assets primarily to former employees that was recorded between April 25, 2006 and the date of this report. This transaction is a non-cash item (included in the supplemental disclosure of non-cash investing and financing activities in the Condensed Consolidated Statement of Cash Flows) and has no impact on the Condensed Consolidated Statement of Operations.

During the second quarter of 2006, we sold approximately 15.7 million shares of UMC common stock for approximately $10.2 million in cash, resulting in a gain of approximately $1.3 million (see Note 14). If we further liquidate our UMC common stock, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.

Note 8 – Purchased Intangible Assets:

The following tables present details of the Company’s total purchased intangible assets (in millions):

March 31, 2006	Gross	Accumulated amortization	Net

Current technology	$273.6	$(257.6)	$16.0
Core technology	7.3	(5.2)	2.1
Licenses	10.2	(6.1)	4.1
Non-compete agreements	14.2	(14.1)	0.1
Workforce	4.7	(3.4)	1.3
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—
Total	$355.6	$(332.0)	$23.6

December 31, 2005	Gross	Accumulated amortization	Net

Current technology	$273.6	$(255.7)	$17.9
Core technology	7.3	(4.8)	2.5
Licenses	10.2	(5.8)	4.4
Non-compete agreements	14.2	(14.1)	0.1
Workforce	4.7	(3.1)	1.6
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—
Total	$355.6	$(329.1)	$26.5

The estimated future amortization expense of purchased intangible assets as of March 31, 2006 is as follows (in millions):

Fiscal Year:	Amount

2006 (remaining nine months)	$8.0
2007	9.8
2008	5.6
2009	0.2
$23.6

Note 9 – Restructuring Charges:

During the fourth quarter of 2005, we initiated and completed a restructuring plan implemented to reduce operating expenses. The restructuring encompassed three major components – a streamlining of research and development sites, a voluntary separation program for certain employees and an organizational consolidation within the Company’s largest design center. These actions did not impact the Company’s product direction or product roll-out strategy, which remain unchanged. Restructuring expenses incurred in the current quarter were offset in their entirety by the reversal of restructuring reserves established in the prior quarter.

In the fourth quarter of 2005, the Company recorded an initial restructuring charge of $11.9 million. The charge primarily related to separation packages, costs to vacate space under long-term lease arrangements and the write-off of an intellectual property license. All of our restructuring accruals as of March 31, 2006 are for the fourth quarter 2005 restructuring plan.

The following table displays the current estimate for each major type of cost associated with the restructuring (in thousands):

	Accrual at 12/31/2005	Charged to Expense	Paid or Settled	Adjustments to Reserve	Accrual at 3/31/2006
Severance and related costs	$4,924	$75	$(4,739)	$—	$260

Lease loss reserve	2,167	17	(136)	—	2,048

Other	240	—	(111)	(92)	37

Total	$7,331	$92	$(4,986)	$(92)	$2,345

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

Note 10 – Other Long-Term Liabilities:

Other long-term liabilities as of March 31, 2006  is lower than the amount shown for such liability in Item 9.01, exhibit 99.1 of our previously filed Form 8-K dated April 25, 2006, by $2.5 million related to distributions by the trustee of our deferred compensation plan of deferred compensation assets primarily to former employees that was recorded between April 25, 2006 and the date of this report. This transaction is a non-cash item (included in the supplemental disclosure of non-cash investing and financing activities in the Condensed Consolidated Statement of Cash Flows) and has no impact on the Condensed Consolidated Statement of Operations.

Note 11 – Legal Matters:

In September and October 2004, three putative class action complaints were filed in the United States District Court for the District of Oregon against Lattice Semiconductor Corporation, our Chief Executive Officer and President Stephen A. Skaggs, and our former Chief Executive Officer Cyrus Y. Tsui. These complaints were filed on behalf of a putative class of investors who purchased our stock between April 22, 2003 and April 19, 2004. They generally alleged violations of federal securities laws arising out of our previously announced restatement of financial results for the first, second, and third quarters of 2003. Consistent with the usual procedures for cases of this kind, these cases were amended and consolidated into a single action. In an amended and consolidated complaint filed January 27, 2005 our former President and our former Controller were added as defendants. The complaints generally sought an unspecified amount of damages, as well as attorney fees and costs. On March 16, 2006, Lattice announced that it had reached an agreement in principle with the plaintiffs to settle the consolidated action. The agreement does not contain any admission of fault or wrongdoing on the part of Lattice or any of the individual defendants in the litigation. The agreement is subject to the completion of the usual and customary documentation for such a settlement, and is subject to, and conditioned upon, final court approval. The agreement provides that plaintiffs will receive an aggregate amount of $3.5 million, inclusive of fees and expenses and expenses of counsel, in exchange for a release of the Company and the individual defendants from all claims asserted in the litigation. Subject to preliminary and final approval by the Court, the Company’s insurance carriers have agreed with the Company to pay the entire amount, on behalf of the Company, to settle the suit under the terms of the Company’s director and officer liability insurance policy. The Company has recorded a liability in its financial statements for the proposed amount of the settlement. Additionally, because the insurance carriers have agreed to pay the entire $3.5 million settlement amount, a receivable was also recorded for the same amount. Accordingly, there is no impact to the Condensed Consolidated Statement of Operations as the amounts of the settlement and the insurance recovery fully offset each other.

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

In September and October 2004, two shareholder derivative complaints were filed, purportedly on behalf of Lattice Semiconductor Corporation, in the Circuit Court of the State of Oregon for the County of Washington, against all members of the Board of Directors at the time, certain former directors, and certain executive officers. The derivative plaintiffs made allegations substantially similar to those in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. Consistent with the usual procedures for cases of this kind, these cases were consolidated into a single putative shareholder derivative action. On April 1, 2005, an amended and consolidated complaint was filed. The Board of Directors of the Company appointed a Special Litigation Committee (“SLC”) for the purpose of conducting a review and examination of the claims contained in the shareholder derivative complaints. In December 2005, the SLC agreed with counsel for the derivative plaintiffs on a settlement of the derivative action on terms that, among other things, provided for our Board of Directors to adopt specified corporate governance changes, for the dismissal with prejudice of all claims asserted by the derivative plaintiffs, and for the payment of plaintiffs’ counsel’s fees and expenses. The stipulation of settlement entered into by the parties of the settled shareholder derivative litigation did not contain any finding of fault or admission of wrongdoing or liability on the part of the Company or any of the individual defendants in the litigation. Such settlement was approved by the Circuit Court and the derivative litigation was dismissed on January 30, 2006. The agreed upon corporate governance changes, and additional corporate governance changes initiated by the Board of Directors, were adopted by the Board of Directors on January 31, 2006, and were included in the Corporate Governance Policies described under Item 9A of our Annual Report filed on Form 10-K on March 14, 2006.

We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity or our financial position or operating results.

Note 12 – Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenues by major geographic area were as follows (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005

United States revenue:	$13,709	$11,229
Export revenue:
Europe	15,362	12,910
Asia Pacific (other than Japan and China)	9,678	9,873
Japan	7,325	7,233
China	7,579	5,956
Other	3,799	4,082
Total revenue from exports	43,743	40,054
Total revenue	$57,452	$51,283

Resale of product through two distributors accounted for approximately 12% and 9% of revenue in the first three months of 2006, and 14% and 9% of revenue for the first three months of 2005. More than 90% of our property and equipment is located in the United States.

Note 13 – Income Taxes:

The Internal Revenue Service has examined our income tax returns for 2001 and 2002, and has issued proposed adjustments that would result in payment by the Company of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. We do not agree with these proposed adjustments and are appealing, with the first IRS appeal hearing scheduled for July 25, 2006. Although the final resolution of this appeal and other tax issues is uncertain, we believe that adequate amounts have been provided for in the Condensed Consolidated Financial Statements. There is the possibility of either favorable or unfavorable impact on our results of operations in the period in which these matters are ultimately resolved, or in the period in which our estimates of the outcomes change.

Note 14 – Subsequent Event:

In April 2006, we sold approximately 15.7 million shares of UMC common stock for $10.2 million in cash, resulting in a gain of $1.3 million. This gain will be reflected in Other Income, net, in our Condensed Consolidated Financial Statements for the quarter ended June 30, 2006.

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

Overview of Three Month Period Ended March 31, 2006

Revenue for our business in the first quarter ended March 31, 2006 increased to $57.5 million compared to $51.3 million for the first quarter ended March 31, 2005. The revenue increase is attributable to overall growth in New*, Mainstream* and Mature* products which increased 44%, 9% and 7%, respectively, compared to the first quarter of the prior year. The Company also experienced increased revenues from higher distribution resale, and to a lesser extent, lower distributor price adjustments against distribution resale. During the first quarter of 2006, we implemented new software that allows us to more accurately compute the estimated effects of distributor price adjustments. The increased precision of the newly implemented software system had a positive impact on revenue from distributor resale of approximately $1 million. (See “Item 4. Controls and Procedures” of this Form 10-Q.)  We believe our future revenue growth is dependent upon, among other things, favorable market acceptance of our New* products.

Revenue attributable to PLD and FPGA products increased 11% and 17%, respectively, for the first quarter of 2006 compared to the first quarter of 2005.

Our gross margin percentage decreased to 56.0% in the first quarter of 2006 compared to 56.8% in the first quarter of 2005. Growth in New* products, which carry a lower gross margin, and a decline in revenue from Mature* products, which have a higher gross margin, were offset by the effects of our system improvement discussed in the first paragraph of this overview.

Research and development expenses decreased to $21.1 million (37% of revenue) in the first quarter of 2006 compared to $25.2 million (49% of revenue) for the same period in 2005. The decrease in expense is primarily a result of the restructuring plan implemented during the fourth quarter of 2005 and lower stock compensation related to acquisitions. Although we experienced a considerable decline in research and development expense this quarter, we believe that a continued commitment to research and development is essential in order to achieve and maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 90 nanometer and beyond, mask costs are becoming increasingly more expensive and will therefore increasingly represent a greater proportion of total research and development expenses.

Selling, general and administrative expenses decreased to $12.6 million (22% of revenue) in the first quarter of 2006 compared to $14.3 million (28% of revenue) in the first quarter of 2005. The decrease in expense is primarily attributable to a $1.5 million decline in the amount of legal expense charged in the first quarter of 2005 compared to the first quarter of 2006. These legal expenses were related to the shareholder class action suits, the then pending derivative suit and related Audit Committee examination and SLC investigation, and the Securities and Exchange Commission’s ongoing informal inquiry.

Amortization of intangible assets declined to $2.8 million in the first quarter of 2006 compared to $3.8 million for the same period in 2005. Amortization charges are expected to be substantially eliminated in 2008.

Other income, net, was $3.8 million in the first quarter of 2006 and included a gain on the extinguishment of Zero Coupon Convertible Subordinated Notes due July 1, 2010 (“Convertible Notes”) of $1.2 million and interest on marketable securities and cash equivalents of $2.8 million, partially offset by amortization of issuance costs on our Convertible Notes. Other income, net, of $3.4 million in the first quarter of 2005 included primarily a gain on the extinguishment of Convertible Notes of $2.0 million and interest on marketable securities and cash equivalents of $1.7 million, offset by amortization of issuance costs on our Convertible Notes.

We are paying foreign income taxes which are reflected in the Condensed Consolidated Statement of Operations and are primarily related to the cost of operating our offshore research and development and sales subsidiaries. We are not currently paying federal or state income taxes and do not expect to pay such taxes in 2006. We expect to continue to pay foreign income taxes at current levels. We accrue interest expense on our tax contingency reserve.

* Product Classification:

New:	LatticeECP, LatticeXP, MachXO, FPSC, ispXPLD, ispGDX2, Power Manager, ispCLK

Mainstream:	ispMACH 4000/Z, ispXPGA, ispGDX/V, ispMACH 4/LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, and Other

Mature:	ORCA, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, All 5-Volt CPLDs, all SPLDs

Results of Operations

Key elements of our Condensed Consolidated Statement of Operations, expressed as a percentage of revenues, were as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005

Revenue	100.0%	100.0%
Gross margin	56.0%	56.8%
Research and development expenses	36.8%	49.1%
Selling, general and administrative expenses	22.0%	27.9%
Amortization of intangible assets	4.9%	7.4%
Loss from operations	(7.6)%	(27.7)%

Revenue:

Revenue for the first quarter of 2006 increased by $6.2 million, or 12%, as compared to the first quarter of 2005. The composition of our revenue by product classification for the first quarter of 2006 and 2005 was as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
FPGA	19%	18%
PLD	81%	82%

	Three Months Ended
	March 31, 2006	March 31, 2005
New	10%	8%
Mainstream	50%	51%
Mature	40%	41%

Beginning with the quarter ended March 31, 2006 we have reclassified our New, Mainstream and Mature product categories to better reflect our current product portfolio. The New product category has been narrowed, and as such several products have been removed from our New product category and are now classified as Mainstream. As part of the change to product categories, we also reclassified certain products from Mainstream to Mature. Prior period ratios have been recalculated to reflect these new product category classifications.

The composition of our revenue by geographical location of our direct and indirect customers is as follows (in thousands):

	Three Months Ended
	March 31, 2006		March 31, 2005

United States revenue:	$13,709	24%	$11,229	22%
Export revenue:
Europe	15,362	27%	12,910	25%
Asia Pacific (other than Japan and China)	9,678	17%	9,873	19%
China	7,579	13%	5,956	12%
Japan	7,325	13%	7,233	14%
Other	3,799	6%	4,082	8%
Total revenue from exports	43,743	76%	40,054	78%
Total revenue	$57,452	100%	$51,283	100%

During the first quarter of 2006 compared to the same period in 2005, total units increased 15% while average selling prices decreased 3%. The increase in units sold during the first quarter of 2006 compared to the same period in 2005 was predominantly attributable to significantly higher sales of New products based on new product categories as previously described. The decrease in average selling price was primarily due to product mix. Selling prices of our products generally decline over time. Higher selling prices of new products commonly offset some or all of this decline in average selling prices, however product mix changes can also have a significant effect on average sales prices.

Geographically, as a percentage of revenue, export revenues were 76% in the March 31, 2006 quarter and 78% in the March 31, 2005 quarter. Export revenues as a percentage of overall revenue decreased slightly in the first quarter of 2006 compared to the same period in 2005 due to more favorable business conditions in North America.

Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products. See “Item 1A. Risk Factors.”

Gross Margin:

The gross margin percentage decreased from 56.8% in the first quarter of 2005 to 56.0% in the first quarter of 2006. Growth in New* products, which carry a lower gross margin, and a decline in revenue from Mature* products, which have a higher gross margin, were offset by the effects of our system improvement discussed in the first paragraph of the “Overview of Three Month Period Ended March 31, 2006.”

Research and Development:

Research and development expenses decreased by $4.1 million in the first quarter of 2006 when compared to the same period in 2005. The change is primarily a result of the restructuring plan implemented during the fourth quarter of 2005. Although we experienced a considerable decline in research and development expense this quarter, we believe that a continued commitment to research and development is essential in order to achieve and maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 90 nanometer and beyond, mask costs are becoming increasingly more expensive and will therefore increasingly represent a greater proportion of total research and development expenses.

Selling, General and Administrative Expense:

Selling, general and administrative expenses decreased approximately $1.7 million in the first quarter of 2006 when compared to the same period of 2005. The decrease in expense is primarily attributable to a difference in the amount of legal expense charged in the first quarter of 2005 compared to the first quarter of 2006 of $1.5 million. These legal expenses were related to the shareholder class action suits, the then pending derivative suits and related Audit Committee examination and SLC investigation, and the Securities and Exchange Commission’s ongoing informal inquiry.

Amortization of Intangible Assets:

Amortization of intangible assets is related to our 2002 and 2001 acquisitions and our 1999 Vantis acquisition. Amortization of intangible assets declined to $2.8 million in the first quarter of 2006 compared to $3.8 million in the first quarter of 2005.

Other Income, net:

Interest income was $2.8 million in the first quarter of 2006 compared to $1.7 million for the same period of 2005. The increase was a result of higher interest rates on marketable securities.

Other income, net, of $3.8 million in the first quarter of 2006 included primarily a $1.2 million gain on the extinguishment of $10.0 million of our Convertible Notes for $8.7 million in cash, which required recognition of $0.1 million of unamortized issuance costs. Amortization of Convertible Notes issuance costs was $0.2 million in the first quarter of 2006.

Other income, net, of $3.4 million in the first quarter of 2005 included primarily a $2.0 million gain on the extinguishment of $15.5 million of our Convertible Notes for $13.3 million in cash, which required recognition of $0.2 million of unamortized issuance costs. Amortization of Convertible Notes issuance costs was $0.3 million.

Provision for Income Taxes:

The 2006 tax provision is related to income taxes on our foreign subsidiaries primarily engaged in selling and research and development activities and accrual of interest expense on our tax contingency reserve.

Purchased Intangible Assets:

The following tables present details of the Company’s total purchased intangible assets (in millions):

March 31, 2006	Gross	Accumulated amortization	Net

Current technology	$273.6	$(257.6)	$16.0
Core technology	7.3	(5.2)	2.1
Licenses	10.2	(6.1)	4.1
Non-compete agreements	14.2	(14.1)	0.1
Workforce	4.7	(3.4)	1.3
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—
Total	$355.6	$(332.0)	$23.6

December 31, 2005	Gross	Accumulated amortization	Net

Current technology	$273.6	$(255.7)	$17.9
Core technology	7.3	(4.8)	2.5
Licenses	10.2	(5.8)	4.4
Non-compete agreements	14.2	(14.1)	0.1
Workforce	4.7	(3.1)	1.6
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—
Total	$355.6	$(329.1)	$26.5

The estimated future amortization expense of purchased intangible assets as of March 31, 2006 is as follows (in millions):

Fiscal Year:	Amount

2006 (remaining nine months)	$8.0
2007	9.8
2008	5.6
2009	0.2
$23.6

New Accounting Pronouncements:

There have been no material changes to the recent pronouncements as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Liquidity and Capital Resources

As of March 31, 2006, our principal source of liquidity was $250.7 million of cash and marketable securities, which was approximately $13.5 million less than the balance of $264.2 million at December 31, 2005. This decrease was due primarily to the use of $3.5 million in operations and payment to extinguish $10.0 million of Convertible Notes for $8.7 million in cash. Working capital decreased to $272.9 million at March 31, 2006 from $277.1 million at December 31, 2005. This decrease was primarily attributable to the aforementioned extinguishment of certain Convertible Notes and capital expenditures.

Accounts Receivable increased by $1.8 million to $25.4 million at March 31, 2006 as compared to $23.6 million at December 31, 2005. This increase reflects both higher billings in the March 31, 2006 quarter and the timing of billings and more than offset a decrease related to account receivable credit adjustments (“distributor advances”) to certain distributors of $6.0 million, which will reduce cash receipts in the second quarter of 2006. Subsequent to the second quarter of 2006, the impact of these advances is not expected to have a material impact on liquidity (see Note 2).

Inventories increased $3.5 million to $32.1 million at March 31, 2006 compared to $28.6 million at December 31, 2005 primarily due to management’s decision to hold more inventory in finished goods form to minimize the effects of industry supply constraints, and to build additional New product inventory in advance of revenue.

Other current assets increased $0.1 million to $24.7 million at March 31, 2006 from $24.6 million at December 31, 2005. Included within other current assets is a receivable for $3.5 million related to settlement of our consolidated class action lawsuit, as discussed in Note 11 to the financial statements. The Company has recorded a corresponding liability in Accounts payable and accrued expenses for the proposed amount of the settlement.

Foundry investments, advances and other assets decreased by approximately $2.4 million to $77.0 million at March 31, 2006 as compared to $79.4 million at December 31, 2005, primarily related to distributions by the trustee of our deferred compensation plan of deferred compensation assets primarily to former employees of $2.8 million.

Property and equipment, less accumulated depreciation and amortization, decreased by $0.3 million to approximately $45.2 million at March 31, 2006 compared to $45.5 million at December 31, 2005 due to depreciation expense being greater than expenditures for capital equipment. Capital expenditures were $2.8 million for the quarter ended March 31, 2006. We expect to spend approximately $10.0 million to $15.0 million on capital expenditures for the fiscal year ending December 31, 2006.

We believe that our existing liquid resources and expected cash generated from future operations combined with our ability to borrow additional funds will be adequate to meet our operating and capital requirements and obligations for the next 12 months, which includes payments to Fujitsu Limited of $75.0 million based upon the achievement of certain milestones. We currently anticipate that these payments will occur during the second half of 2006. We may in the future seek new or additional sources of funding. In addition, in order to secure additional wafer supply, we may from time to time consider various financial arrangements including joint ventures, equity investments, advance purchase payments, loans, or similar arrangements with independent wafer manufacturers in exchange for committed wafer capacity. To the extent that we pursue any such additional financing arrangements, additional debt or equity financing may be required. There can be no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financing will decrease existing stockholders’ equity percentage ownership and may, depending on the price at which the equity is sold, result in dilution.

Contractual Obligations

Our only significant operating lease, apart from those accrued for in the restructuring, is for our San Jose, California, facility and it expires in 2008. Annual rent is $4.0 million and increases approximately 3% annually. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful life of the assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures about market risk reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Changes in Internal Control over Financial Reporting

With respect to our settled shareholder derivative litigation, on December 19, 2005, the SLC, on behalf of the Company, entered into a Stipulation of Settlement, or Stipulation, with plaintiffs’ and defendants’ counsel to settle this action against certain of the Company’s current and former directors and officers and the Company, as a nominal defendant. The Stipulation was entered into for the sole purpose of resolving contested claims and disputes, as well as avoiding the substantial cost, expenses and uncertainties associated with protracted and complex litigation. The Stipulation did not contain any finding of fault or admission of wrongdoing or liability on the part of the Company or any of the individual defendants in the litigation.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on January 31, 2006, on the recommendation of the SLC, the board of directors adopted the corporate governance policies specified in the Stipulation, together with such additional policies that the board deemed in the best interest of the Company and its stockholders. Some of the Corporate Governance Policies adopted by the board may be construed as changes to internal controls.

During the first quarter of 2006, we implemented new software that allows us to more accurately compute the estimated effects of distributor price adjustments related to distributor resale. These system improvements allow us to specifically calculate margin on individual transactions rather than relying on summarized transactions to derive revenue from our distributor resale reports.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September and October 2004, three putative class action complaints were filed in the United States District Court for the District of Oregon against Lattice Semiconductor Corporation, our Chief Executive Officer and President Stephen A. Skaggs, and our former Chief Executive Officer Cyrus Y. Tsui. These complaints were filed on behalf of a putative class of investors who purchased our stock between April 22, 2003 and April 19, 2004. They generally alleged violations of federal securities laws arising out of our previously announced restatement of financial results for the first, second, and third quarters of 2003. Consistent with the usual procedures for cases of this kind, these cases were amended and consolidated into a single action. In an amended and consolidated complaint filed January 27, 2005 our former President and our former Controller were added as defendants. The complaints generally sought an unspecified amount of damages, as well as attorney fees and costs. On March 16, 2006, Lattice announced that it had reached an agreement in principle with the plaintiffs to settle the consolidated action. The agreement does not contain any admission of fault or wrongdoing on the part of Lattice or any of the individual defendants in the litigation. The agreement is subject to the completion of the usual and customary documentation for such a settlement, and is subject to, and conditioned upon, final court approval. The agreement provides that plaintiffs will receive an aggregate amount of $3.5 million, inclusive of fees and expenses and expenses of counsel, in exchange for a release of the Company and the individual defendants from all claims asserted in the litigation. Subject to preliminary and final approval by the Court, the Company’s insurance carriers have agreed with the Company to pay the entire amount, on behalf of the Company, to settle the suit under the terms of the Company’s director and officer liability insurance policy. The Company has recorded a liability in its financial statements for the proposed amount of the settlement. Additionally, because the insurance carriers have agreed to pay the entire $3.5 million settlement amount, a receivable was also recorded for the same amount. Accordingly, there is no impact to the Condensed Consolidated Statement of Operations as the amounts of the settlement and the insurance recovery fully offset each other.

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

In September and October 2004, two shareholder derivative complaints were filed, purportedly on behalf of Lattice Semiconductor Corporation, in the Circuit Court of the State of Oregon for the County of Washington, against all members of the Board of Directors at the time, certain former directors, and certain executive officers. The derivative plaintiffs made allegations substantially similar to those in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. Consistent with the usual procedures for cases of this kind, these cases were consolidated into a single putative shareholder derivative action. On April 1, 2005, an amended and consolidated complaint was filed. The Board of Directors of the Company appointed a Special Litigation Committee (“SLC”) for the purpose of conducting a review and examination of the claims contained in the shareholder derivative complaints. In December 2005, the SLC agreed with counsel for the derivative plaintiffs on a settlement of the derivative action on terms that, among other things, provided for our Board of Directors to adopt specified corporate governance changes, for the dismissal with prejudice of all claims asserted by the derivative plaintiffs, and for the payment of plaintiffs’ counsel’s fees and expenses. The stipulation of settlement entered into by the parties of the settled shareholder derivative litigation did not contain any finding of fault or admission of wrongdoing or liability on the part of the Company or any of the individual defendants in the litigation. Such settlement was approved by the Circuit Court and the derivative litigation was dismissed on January 30, 2006. The agreed upon corporate governance changes, and additional corporate governance changes initiated by the Board of Directors, were adopted by the Board of Directors on January 31, 2006, and were included in the Corporate Governance Policies described under Item 9A of our Annual Report filed on Form 10-K on March 14, 2006.

We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity, our financial position or our operating results.

ITEM 1A. RISK FACTORS

The risk factors included herein include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

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

Fujitsu Limited has agreed to manufacture our current and future FPGA products on its 130 nanometer and 90 nanometer CMOS process technologies, as well as on 130 nanometer and 90 nanometer technologies with embedded flash memory that we have jointly developed with Fujitsu. We are also developing 65 nanometer CMOS process technology with Fujitsu. The success of our next generation FPGA products is dependent on our ability to successfully partner with Fujitsu. If for any reason we are unsuccessful in our efforts to partner with Fujitsu in connection with these next generation FPGA products, our future revenue growth would be materially adversely affected.

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

To develop new products and maintain the competitiveness of existing products, we need to migrate to more advanced wafer manufacturing processes that use larger wafer sizes and smaller device geometries. We also may need to use additional foundries. Because we depend upon foundries to provide their facilities and support for our process technology development, we may experience delays in the availability of advanced wafer manufacturing process technologies at existing or new wafer fabrication facilities. As a result, volume production of our advanced process technologies at the fabrication facilities of Fujitsu, Seiko Epson, UMC or future foundries may not be achieved. This could harm our operating results. Currently, and expected to continue in the foreseeable future, our newest FPGA products are manufactured by Fujitsu.

The potential impact of customer design-in activity on future revenue is inherently uncertain because it is unknown whether any particular customer design-in will ultimately result in sales of a significant volume, and, if a particular customer design-in does result in such sales, when such sales will ultimately occur and the amount of such sales.

We face uncertainties relating to the potential impact of customer design-in activity because it is unknown whether any particular customer design activity will ultimately result in sales of significant volume, and, if customer design activity does result in such sales, when such sales will ultimately occur and what the amount of such sales will be. Measurements of customer design-in activity, such as “design-ins” and “design-wins,” are inherently imprecise as it is not possible to predict which designs will ultimately be mass produced, when such production may occur, or whether our products will be used in volume production. We may not be able to accurately manage production of products or predict sales of products, and, thus, our revenue levels may not match our product production.

Our supply of assembled and tested products could be interrupted or reduced, which may result in a shortage of products available for sale.

We do not assemble our finished products or perform all testing of our products. Currently, our finished products are assembled and tested by Amkor in the Philippines and South Korea, ASE in Malaysia, STATS/ChipPAC in China, Fujitsu in Japan, AIT in Indonesia, and other independent contractors in Asia. If any of our current or future assembly or test contractors significantly interrupts or reduces our supply of assembled and tested devices, our operating results could be harmed.

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

Many other factors that could disrupt our supply of finished products are beyond our control. Since worldwide capacity for assembly and testing of semiconductor products is limited and inelastic, we could be harmed by significant industry-wide increases in overall demand or interruptions in supply. The assembly of complex packages requires a consistent supply of a variety of raw materials such as substrates, leadframes, and mold compound. The worldwide manufacturing capacity for these materials is limited and inelastic. A significant industry-wide increase in demand, or interruptions in the supply of these materials to our assembly or test contractors, could harm our operating results. Additionally, a future disruption of any of our assembly or test contractors’ operations as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, or other natural disaster or catastrophic event could disrupt our supply of assembled and tested devices and could harm our operating results.

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

Product quality problems could lead to reduced revenue, gross margins, and net income.

We generally warrant our products for varying lengths of time against non-conformance to our specifications and certain other defects. Because our products, including hardware and software, are highly complex and incorporate leading-edge technology, our quality assurance programs may not detect all defects, whether manufacturing defects in individual products or systematic defects that could affect numerous shipments. On occasion we have elected to or been required to repair or replace certain components and software or refund the purchase price or license fee paid by our customers due to product defects. If there are material increases in warranty claims or the costs to resolve warranty claims compared with our historical experience, our revenue, gross margins, and net income may be adversely affected. For example, an inability to cure a product defect in a timely manner could result in product reengineering expenses, increased inventory costs, or damage to our reputation, any of which could materially impact our revenue, gross margins, and net income.

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

All of our major silicon wafer suppliers operate fabrication facilities located in Asia. Additionally, our finished silicon wafers are assembled and tested by independent contractors located in China, Indonesia, Japan, Malaysia, the Philippines and South Korea. Economic, financial, social and political conditions in Asia have historically been volatile. Financial difficulties, the effects of currency fluctuation, governmental actions or restrictions, prolonged work stoppages, political unrest, war, natural disaster or any other difficulties experienced by our suppliers may disrupt our supply and could harm our operating results.

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

•              our ability to develop new process technologies and achieve volume production at the fabrication facilities of Fujitsu, Seiko Epson, UMC, Chartered Semiconductor or at other foundries;

•              changes in manufacturing yields including delays in achieving target yields on new products;

•              adverse movements in exchange rates, interest rates or tax rates; and

•              the availability of adequate supply commitments from our wafer foundries and assembly and test subcontractors.

Our quarterly results may also fluctuate as a result of the legal expenses accrued in any given period in connection with the proposed settlement of the shareholder class action suit and the Securities and Exchange Commission’s ongoing informal inquiry. As a result of these factors, our past financial results are not necessarily a good predictor of our future results.

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

We face risks related to litigation and an ongoing informal inquiry by the Securities and Exchange Commission.

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

We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity or our financial results. We have been and may in the future be subject to various other legal proceedings, including, as discussed in greater detail hereafter, claims that involve possible infringement of patent and other intellectual property rights of third parties. It is inherently difficult to assess the outcome of litigation matters, and there can be no assurance that we will prevail in any litigation. Any such litigation could result in a substantial diversion of our efforts and the use of substantial management and financial resources, which by itself could have a material adverse effect on our financial condition and operating results. Further, an adverse determination in any such litigation could result in a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

If we are unable to effectively and efficiently implement our plan to improve our internal controls there could be a material adverse effect on our operations or financial results.

During our 2004 year-end financial statement closing, we identified a significant deficiency in our internal controls relating to a mechanical error in calculating a unique inventory allowance, which occurred because newly assigned employees did not recognize that the required allowance had been calculated and recorded by existing procedures. The error was not present in previously issued financial statements and was corrected before the year-end financial statements were issued. Additional training and review procedures have been instituted to remedy this deficiency. During 2005, we performed additional training as well as identified ways to modify and automate our inventory compilation processes to make them less vulnerable to manual errors. We are continuing to pursue methods to better automate these processes.

On August 9, 2005, we announced that our Audit Committee had completed its previously announced examination, which concerned issues primarily associated with executive compensation and several items pertaining to our internal controls. In connection with the completion of its examination, the Audit Committee recommended, and the Board of Directors adopted, a number of recommended enhancements to our policies and procedures, including internal control procedures, which are described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We have historically used stock options as a key component of employee compensation in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes to generally accepted accounting principles that require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives beginning in the quarter ended March 31, 2006. For the three-month period ended March 31, 2006 we recorded $0.7 million of stock-based compensation expense. To the extent that these or other new regulations make it more difficult or expensive to grant options to employees, we will incur increased compensation costs. We may also change our equity compensation strategy, and this could make it difficult to attract, retain and motivate employees. Any of these results could materially and adversely affect our business.

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

At March 31, 2006, our book value per share was $4.40 compared to our stock price, which has ranged from a low of $4.20 per share to a high of $6.75 per share for the quarter ended March 31, 2006. Presently, our stock price is trading above our consolidated book value. Should our stock price drop below book value for a sustained period, it may become necessary to record an impairment charge to goodwill, which would reduce our results of operations.

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

Our industry is characterized by frequent claims regarding patents and other intellectual property rights of others. We have been, and from time to time expect to be, notified of claims that we are infringing the intellectual property rights of others. If any third party makes a valid claim against us, we could face significant liability and could be required to make material changes to our products and processes. In response to any claims of infringement, we may seek licenses under patents that we are alleged to be infringing. However, we may not be able to obtain a license on favorable terms, or at all, without our operating results being adversely affected.

Our marketable securities, which we hold for strategic reasons, are subject to equity price risk and their value may fluctuate.

Currently we hold equity in UMC, which we acquired as part of a strategic investment to obtain certain manufacturing rights. The market price and valuation of these equity shares has fluctuated widely due to business, stock market or other conditions over which we have little control. During 2001, we recorded a pre-tax impairment loss related to this investment.

In the future, UMC common stock may continue to experience significant price volatility. Although in recent years we sold the majority of our UMC shares, we have otherwise not attempted to reduce or eliminate this equity price risk through hedging or similar techniques. As a result, substantial, sustained changes in the market price of UMC common stock could impact our financial results.

ITEM 6. EXHIBITS

Exhibits
3.2	The Company’s Bylaws, as amended and restated as of January 31, 2006 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed February 3, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 8, 2006