Form 10-Q
period 2006-07-01
LATTICE SEMICONDUCTOR CORP
filed 2006-08-09
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM________ TO ________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

Number of shares of common stock outstanding as of July 31, 2006	114,327,235

The information contained in this Form 10-Q is as of August 8, 2006. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include any actions resulting from the Securities and Exchange Commission’s ongoing informal inquiry, overall semiconductor market conditions, market acceptance and demand for our new products, our dependencies on our silicon wafer suppliers, the impact of competitive products and pricing, technological and product development risks, and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including but not limited to the items discussed in “Risk Factors” in Item 1A of this report. You should not unduly rely on forward-looking statements because our actual results could materially differ from those expressed in any forward-looking statements made by us. Further, any forward-looking statement applies only as of the date on which it is made. We are not required to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenue	$62,719	$52,396	$120,171	$103,679

Costs and expenses:
Cost of products sold	27,150	22,862	52,447	45,033
Research and development	21,124	25,065	42,245	50,236
Selling, general and administrative	13,801	16,433	26,417	30,766
Amortization of intangible assets	2,670	3,531	5,483	7,333
Restructuring charges	139	—	139	—
Total costs and expenses	64,884	67,891	126,731	133,368

Loss from operations	(2,165)	(15,495)	(6,560)	(29,689)

Other income, net	4,487	7,436	8,264	10,845

Income (loss) before income tax expense	2,322	(8,059)	1,704	(18,844)

Income tax expense	256	100	445	200

Net income (loss)	$2,066	$(8,159)	$1,259	$(19,044)

Basic net income (loss) per share	$0.02	$(0.07)	$0.01	$(0.17)

Diluted net income (loss) per share	$0.02	$(0.07)	$0.01	$(0.17)

Shares used in per share calculations:

Basic	114,165	113,469	113,960	113,463

Diluted	115,104	113,469	114,287	113,463

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share and par value data)
(unaudited)

	June 30, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$42,746	$39,336
Marketable securities	219,981	224,856
Accounts receivable, net	33,050	23,577
Inventories	35,750	28,581
Other current assets	24,615	24,614
Total current assets	356,142	340,964

Foundry investments, advances and other assets	60,720	79,432
Property and equipment, net	47,681	45,450
Intangible assets, net	20,979	26,455
Goodwill	223,556	223,556

	$709,078	$715,857

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$51,500	$53,438
Deferred income and allowances on sales to distributors	11,437	10,449
Total current liabilities	62,937	63,887

Zero Coupon Convertible Subordinated Notes due in 2010	123,500	133,500
Other long-term liabilities	18,168	20,386
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 114,323,000 and 113,646,000 shares issued and outstanding	1,143	1,136
Paid-in capital	600,024	595,145
Accumulated other comprehensive loss	(244)	(488)
Accumulated deficit	(96,450)	(97,709)
Total stockholders’ equity	504,473	498,084

	$709,078	$715,857

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income (loss)	$1,259	$(19,044)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,581	16,446
Gain on sale of UMC common stock	(1,313)	(4,291)
Gain on extinguishment of Zero Coupon Convertible Subordinated Notes	(1,200)	(3,518)
Stock-based compensation	1,345	1,196
Changes in assets and liabilities:
Accounts receivable	(9,473)	(6,414)
Inventories	(7,169)	4,499
Foundry investments, advances and other assets	8,794	6,082
Accounts payable and accrued expenses	(5,567)	(20,510)
Deferred income and allowances on sales to distributors	988	238
Other liabilities	529	291
Total adjustments	515	(5,981)
Net cash provided by (used in) operating activities	1,774	(25,025)

Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	115,095	156,044
Purchase of marketable securities	(110,220)	(118,662)
Proceeds from sale of equity securities (principally UMC common stock)	10,233	27,464
Capital expenditures	(8,215)	(4,654)
Net cash provided by investing activities	6,893	60,192

Cash flows from financing activities:
Extinguishment of Zero Coupon Convertible Subordinated Notes	(8,738)	(21,682)
Advances on Yen line of credit	607	5,037
Pay down on Yen line of credit	(420)	(3,038)
Proceeds from issuance of common stock	3,294	8
Net cash used in financing activities	(5,257)	(19,675)

Net increase in cash and cash equivalents	3,410	15,492

Beginning cash and cash equivalents	39,336	44,816

Ending cash and cash equivalents	$42,746	$60,308

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain on appreciation of foundry investments included in Accumulated other comprehensive loss	$1,717	$5,664
Distribution of assets held in deferred compensation plan	$2,785	$—

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Lattice Semiconductor Corporation (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and in our opinion include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005. Certain prior period disclosures have been reclassified to the extent required to be consistent with the current period presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

We report based on a 52 or 53-week year ending on the Saturday closest to December 31. For ease of presentation, we have adopted the convention of using March 31, June 30, September 30, and December 31, as period end dates for all financial statement captions.

Note 2 - Revenue Recognition:

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

During the first quarter of 2006, we entered into business arrangements with certain distributors to issue accounts receivable credit adjustments (“distributor advances”) to reduce the distributors’ working capital required to service our end customers. The distributor advances are for anticipated future price discounts and are recorded as a reduction of Deferred income and allowances on sales to distributors. These arrangements are unsecured, bear no interest, are settled on a quarterly basis and are due upon demand. The distributor advances have no impact on revenue recognition and totaled $6.0 million at June 30, 2006.

Note 3 - Net Income (Loss) Per Share:

Net income (loss) per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, warrants to purchase common stock and convertible subordinated notes.

The most significant difference between the computation of basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as stock options, warrants and convertible subordinated notes as outstanding. For all periods presented, the computation of diluted net income (loss) per share includes the effect of stock options and warrants, as they are dilutive. The effects of Zero Coupon Convertible Subordinated Notes due July 1, 2010, are excluded in the computation of basic and diluted earnings per share as the contingent conversion features were not triggered for any of the periods presented. A reconciliation of basic and diluted net income (loss) per share is presented below (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income (loss)	$2,066	$(8,159)	$1,259	$(19,044)

Shares used in basic net income (loss) per share calculations	114,165	113,469	113,960	113,463

Dilutive effect of stock options and warrants	939	—	327	—

Shares used in diluted net income (loss) per share	115,104	113,469	114,287	113,463

Basic net income (loss) per share	$0.02	$(0.07)	$0.01	$(0.17)

Diluted net income (loss) per share	$0.02	$(0.07)	$0.01	$(0.17)

Note 4 - Stock-Based Compensation:

Prior to January 1, 2006, the Company accounted for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, and therefore related compensation expense was limited to the intrinsic value. Accordingly, the Company generally recognized stock-based compensation expense only when it granted options with an exercise price less than the fair value of the stock on the grant date. Any resulting compensation expense was recognized on an accelerated basis in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”), over the associated service period, which was generally the option vesting term.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) had been applied to its stock-based compensation.

Effective January 1, 2006, the Company began recording stock-based compensation expense related to employee and director stock options and the Employee Stock Purchase Plan (“ESPP”) in accordance with “Share Based Payment - a revision of SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB 107”).

The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options now includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company records expense over the offering period in connection with shares issuable under the ESPP. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3. The compensation expense for employee, director and ESPP based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options or stock plan offering period, as applicable, using the straight-line method. As a result of the adoption of SFAS 123R, the effect of recording stock-based compensation for the three and six months ended June 30, 2006 was as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In thousands, except per share data)

Stock-based compensation expense included in net income by type of award:
Employee and director stock options	$587	$1,213
Employee stock purchase plan	51	102
Related to acquisitions	—	30
Total stock-based compensation	$638	$1,345

Effect on earnings per share:
Basic and diluted - as reported	$0.01	$0.01

The tax benefit and the resulting effect on cash flows from operations and financing activities related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets.

SFAS 123R also requires that the Company recognize compensation expense for only the portion of employee and director options and ESPP rights that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior using a stratified model based on an employee’s position within the Company. If the actual number of forfeitures differs from the number estimated by management, additional adjustments to compensation expense may be required in future periods.

Total stock-based compensation expense was included in the Condensed Consolidated Statement of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
Line Item:	June 30, 2006 (SFAS 123R)	June 30, 2005 (APB 25)	June 30, 2006 (SFAS 123R)	June 30, 2005 (APB 25)
Cost of products sold:	$54	$—	$114	$—
Research and development	349	582	725	1,196
Selling, general and administrative	235	—	506	—
	$638	$582	$1,345	$1,196

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

The Company’s director stock option plan, most recently amended effective as of the May 2, 2006 approval of the amendments by our stockholders, provides that non-employee members of our board of directors receive non-qualified option grants in set amounts and at set times, at option prices equal to the fair market value on the date of grant. Options granted following the May 2, 2006 amendment vest over a period of three years (for initial grants to new directors), or over a period of up to one year following the completion of vesting of all previously granted director options (for subsequent option grants). The contractual term of such options is ten years.

The Company’s ESPP, which was amended and approved most recently by its stockholders in May 2004, permits eligible employees to purchase shares of common stock through payroll deductions, not to exceed 10% of an employee’s compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period, but in no event less than the book value per share at the mid-point of each offering period. The Company has treated the ESPP as a compensatory plan, and recorded compensation expense of $0.1 million relative to the ESPP in the three and six months ended June 30, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. Beginning January 1, 2006, we are estimating the expected term of stock options based on the simplified method provided for under SAB 107. The expected volatility of both stock options and ESPP shares is based on the weekly historical volatility of our stock price, measured over the expected life of the option. The risk- free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Grants for
	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Employee and Director Stock Options:
Expected volatility	59.0%	45.4%	58.4%	45.6%
Risk-free interest rate	5.0%	3.7%	4.7%	3.6%
Expected term (in years)	4.8	3.3	4.8	3.3
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan:
Expected volatility	17.5%	31.0%	17.5%	31.0%
Risk-free interest rate	4.4%	3.4%	4.4%	3.4%
Expected term (in years)	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%

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

As of June 30, 2006, there was $3.9 million of total unrecognized compensation cost related to employee and director stock options and purchases related to the ESPP, which are expected to be recognized over a weighted average period of 3.2 years. The Company’s current practice is to issue new shares to satisfy option exercises. In conjunction with the adoption of SFAS 123R, the Company changed its method of recognizing the expense of stock-based compensation over the requisite service period from the accelerated approach in accordance with FIN 28 to the straight-line method. Compensation expense for all stock-based compensation awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach, while compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 will be recognized using the straight-line method.

A summary of stock option activity under the plans for the six months ended June 30, 2006 is presented as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
	(In thousands)			(In thousands)

Balance, January 1, 2006	23,926	$7.64
Granted	488	5.95
Exercised	(437)	5.13
Forfeited or expired	(5,281)	8.63
Balance, June 30, 2006	18,696	$7.37	6.30	$10,110
Vested and expected to vest at June 30, 2006	17,644	$7.53	6.26	$8,491
Exercisable, June 30, 2006	14,167	$8.23	5.58	$3,223

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the six months ended June 30, 2006 was $0.1 million.

The resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted were $3.49 and $1.58 for the second quarter of 2006 and 2005, respectively, and $2.93 and $1.61 for the first six months of 2006 and 2005, respectively. Fair values for purchases related to the ESPP were $0.53 and $0.54 for both the second quarter and the first six months of 2006 and 2005, respectively.

A total of 10.1 million shares of common stock and rights to purchase common stock were available for grant under the Company’s stock option plans as of June 30, 2006. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

The table below sets out the pro forma amounts of net loss and net loss per share that would have resulted for the six months ended June 30, 2005, if the Company had accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years:

Six Months Ended June 30, 2005
( In thousands)

Net loss as reported	$(19,044)
Add: Stock compensation expense related to acquisitions (attributable to research and development activities) included in reported net loss, net of related tax effects	1,196
Deduct: Total stock-based employee compensation expense, net of estimated forfeitures, determined under fair value based method for all awards, net of related tax effects	(4,785)
Pro forma net loss	$(22,633)
Net loss per share:
Basic and diluted - as reported	$(0.17)
Basic and diluted - pro forma	$(0.20)

For purposes of computing pro forma net loss, the fair value of each option grant and ESPP purchase right was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below:

	Years Ended December 31,
	2005	2004

Employee and Director Stock Options:
Expected term (in years)	3.2	3.4
Volatility	39.6%	48.7%
Risk-free interest rate	4.2%	2.9%
Dividend yield	0%	0%

Employee Stock Purchase Plan:
Expected life of purchase right (in years)	0.5	0.5
Volatility	32.2%	26.4%
Risk-free interest rate	4.2%	1.3%
Dividend yield	0%	0%

Upon the adoption of SFAS No. 123R effective January 1, 2006, stock compensation expense related to acquisitions (attributable to research and development activities) and previously classified as part of Amortization of intangible assets has been reclassified to Research and development expense. Such deferred stock compensation attributable to research and development activities was completely recognized as of March 31, 2006. Compensation expense was $0.0 million for both the three and six months ended June 30, 2006 compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2005, respectively.

Note 5 - Inventories (in thousands):

	June 30, 2006	December 31, 2005
Work in progress	$23,915	$20,348
Finished goods	11,835	8,233
	$35,750	$28,581

Note 6 - Changes in Stockholders’ Equity (in thousands):

	Common stock	Paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balances, Dec. 31, 2005	$1,136	$595,145	$(488)	$(97,709)	$498,084

Common stock issued in connection with exercise of stock options and ESPP	7	3,287	—	—	3,294

Unrealized gain on foundry investments, net (Note 7)	—	—	1,717	—	1,717

Previously unrealized gain on foundry investments sold (Note 7)	—	—	(1,435)	—	(1,435)

Stock-based compensation expense related to employee and director stock options and ESPP	—	1,315	—	—	1,315

Distribution of stock held in deferred compensation plan	—	247	—	—	247

Stock compensation expense related to acquisitions	—	30	—	—	30

Translation adjustment	—	—	(38)	—	(38)

Net income for the six month period	—	—	—	1,259	1,259

Balances, June 30, 2006	$1,143	$600,024	$(244)	$(96,450)	$504,473

Total comprehensive income for the first six months of 2006 was approximately $1.5 million and is substantially comprised of net income of $1.3 million along with an unrealized gain on foundry investments of $1.7 million, and a $1.4 million gain on sale of foundry investments previously included in Accumulated other comprehensive loss.

Note 7 - Foundry Investments, Advances and Other Assets (in thousands):

	June 30, 2006	December 31, 2005
Foundry investments and other assets	$28,261	$42,740
Wafer supply advances	43,458	50,427
	71,719	93,167
Less: UMC common stock available for sale	—	(1,356)
Current portion of wafer advance	(10,999)	(12,379)
	$60,720	$79,432

We owned 10.0 million shares of UMC common stock as of June 30, 2006. Under the terms of the UMC agreement, sales of these shares may result in a reduction of our rights to guaranteed wafer capacity at UMC based on the number of shares that we sell.

During the second quarter of 2006, we sold approximately 15.7 million shares of UMC common stock for approximately $10.2 million in cash, resulting in a net gain of approximately $1.3 million. If we further liquidate our UMC common stock, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.

Note 8 - Purchased Intangible Assets:

The following tables present details of the Company’s total purchased intangible assets (in millions):

June 30, 2006	Gross	Accumulated amortization	Net

Current technology	$273.6	$(259.2)	$14.4
Core technology	7.3	(5.6)	1.7
Licenses	10.2	(6.5)	3.7
Non-compete agreements	14.2	(14.1)	0.1
Workforce	4.7	(3.6)	1.1
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—
Total	$355.6	$(334.6)	$21.0

December 31, 2005	Gross	Accumulated amortization	Net

Current technology	$273.6	$(255.7)	$17.9
Core technology	7.3	(4.8)	2.5
Licenses	10.2	(5.8)	4.4
Non-compete agreements	14.2	(14.1)	0.1
Workforce	4.7	(3.1)	1.6
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—
Total	$355.6	$(329.1)	$26.5

The estimated future amortization expense of purchased intangible assets as of June 30, 2006 is as follows (in millions):

Fiscal Year:	Amount

2006 (remaining six months)	$5.4
2007	9.8
2008	5.6
2009	0.2
$21.0

Note 9 - Restructuring Charges:

During the fourth quarter of 2005, we initiated and completed a restructuring plan implemented to reduce operating expenses. The restructuring encompassed three major components - a streamlining of research and development sites, a voluntary separation program for certain employees and an organizational consolidation within the Company’s largest design center. These actions did not significantly impact the Company’s product direction or product roll-out strategy, which remain unchanged.

In the fourth quarter of 2005, the Company recorded an initial restructuring charge of $11.9 million. The charge primarily related to separation packages, costs to vacate space under long-term lease arrangements and the write-off of an intellectual property license. All of our restructuring accruals as of June 30, 2006 are related to the fourth quarter 2005 restructuring plan.

The following table displays the current estimate for each major type of cost associated with the restructuring (in thousands):

	Accrual at 12/31/2005	Charged to Expense	Paid or Settled	Adjustments to Reserve	Accrual at 6/30/2006
Severance and related costs	$4,924	$75	$(4,891)	$—	$108

Lease loss reserve	2,167	(149)	(109)	235	2,144

Other	240	70	(206)	(92)	12

Total	$7,331	$(4)	$(5,206)	$143	$2,264

Included in the above amounts are disposals of leasehold improvements and fixed assets totaling $0.3 million and $0.2 million, respectively. Additionally, the above adjustment to the lease loss reserve resulted from the Company having negotiated both a sublease for its Colorado facility and a preliminary lease buyout agreement for its facility in the United Kingdom. The above restructuring charges are based on estimates that are subject to change. Lease charges change based on our ability to either generate sublease income or terminate lease obligations at the amounts estimated, and are dependent upon lease market conditions at the time we negotiate the potential lease arrangements. Variance from these estimates could alter our ability to achieve anticipated expense reductions in the planned timeframe and modify our expected cash outflows and working capital.

Note 10 - New Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“Interpretation”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of this Interpretation on our consolidated financial statements.

Note 11 - Legal Matters:

In September and October 2004, three putative class action complaints were filed in the United States District Court for the District of Oregon against Lattice Semiconductor Corporation, our Chief Executive Officer and President Stephen A. Skaggs, and our former Chief Executive Officer Cyrus Y. Tsui. These complaints were filed on behalf of a putative class of investors who purchased our stock between April 22, 2003 and April 19, 2004. They generally alleged violations of federal securities laws arising out of our previously announced restatement of financial results for the first, second and third quarters of 2003. Consistent with the usual procedures for cases of this kind, these cases were amended and consolidated into a single action. In an amended and consolidated complaint filed January 27, 2005 our former President and our former Controller were added as defendants. The complaints generally sought an unspecified amount of damages, as well as attorney fees and costs. The Company has entered into an agreement with the plaintiffs to settle the consolidated action. The agreement, which has preliminary court approval, does not contain any admission of fault or wrongdoing on the part of the Company or any of the individual defendants in the litigation. The agreement is subject to the completion of the usual and customary documentation for such a settlement, and is subject to, and conditioned upon, final court approval. The agreement provides that plaintiffs will receive an aggregate amount of $3.5 million, inclusive of fees and expenses of counsel, in exchange for a release of the Company and the individual defendants from all claims asserted in the litigation. Subject to final approval by the Court, the Company’s insurance carriers have agreed with the Company to pay the entire amount, on behalf of the Company, to settle the suit under the terms of the Company’s director and officer liability insurance policy. The Company has recorded a liability in its financial statements for the proposed amount of the settlement. Additionally, because the insurance carriers have agreed to pay the entire $3.5 million settlement amount, a receivable was also recorded for the same amount. Accordingly, there is no impact to the Condensed Consolidated Statement of Operations as the amounts of the settlement and the insurance recovery fully offset each other.

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

Note 12 - Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

United States revenue:	$14,842	$13,092	$28,551	$24,321
Export revenue:
Europe	15,736	12,141	31,098	25,051
Asia Pacific (other than China and Japan)	11,839	9,080	21,517	18,953
China	9,000	7,090	16,579	13,046
Japan	7,590	7,553	14,915	14,786
Other	3,712	3,440	7,511	7,522
Total export revenue	47,877	39,304	91,620	79,358
Total revenue	$62,719	$52,396	$120,171	$103,679

Resale of product through two distributors accounted for approximately 13% and 10% of revenue in the first six months of 2006, and 14% and 10%, respectively, for the first six months of 2005. More than 90% of our property and equipment is located in the United States.

Note 13 - Income Taxes:

The Internal Revenue Service has examined our income tax returns for 2001 and 2002, and has issued proposed adjustments that would result in payment by the Company of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. We do not agree with these proposed adjustments and are appealing, with the first IRS appeal hearing scheduled for September 19, 2006. Although the final resolution of this appeal and other tax issues is uncertain, we believe that adequate amounts have been provided for in the Condensed Consolidated Financial Statements. There is the possibility of either favorable or unfavorable impact on our results of operations in the period in which these matters are ultimately resolved, or in the period in which our estimates of the outcomes change.

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

Overview of Three Month and Six Month Periods Ended June 30, 2006

Revenue in the second quarter and six months ended June 30, 2006 increased to $62.7 million and $120.2 million, respectively, compared to $52.4 million and $103.7 million for the second quarter and six months ended June 30, 2005, respectively. The revenue increase is attributable to overall growth in New*, Mainstream* and Mature* products, which increased 93%, 18% and 6%, respectively, compared to the second quarter of 2005, and 71%, 14% and 6%, respectively, compared to the first six months of 2005. The Company also experienced increased revenue from higher distribution resale of 31% and 21% for the second quarter and six months ended June 30, 2006, respectively, compared to the corresponding periods in 2005, and to a lesser extent, lower distributor price adjustments against distribution resale. We believe our future revenue growth is dependent upon, among other things, favorable market acceptance of our New* products.

Revenue attributable to PLD and FPGA products increased 17% and 33%, respectively, for the second quarter of 2006 compared to the second quarter of 2005. Likewise, PLD and FPGA product revenue increased 14% and 25%, respectively, for the first six months of 2006 compared to the first six months of 2005.

Our gross margin percentage increased to 56.7% in the second quarter of 2006 and decreased to 56.4% for the first six months of 2006, compared to 56.4% and 56.6% in the second quarter and first six months of 2005, respectively. Gross margin changes in the periods presented primarily reflect the effects of lower costs, manufacturing yield enhancements and varying product mix.

Research and development expenses decreased to $21.1 million (34% of revenue) and $42.2 million (35% of revenue) in the second quarter and first six months of 2006, respectively, compared to $25.1 million (48% of revenue) and $50.2 million (48% of revenue) in the second quarter and first six months of 2005, respectively. The decrease in expense is primarily a result of the restructuring plan implemented during the fourth quarter of 2005 and the elimination of stock compensation expense related to acquisitions. Although we experienced a considerable decline in research and development expense this quarter compared to the comparable quarter of 2005, we believe that a continued commitment to research and development is essential in order to achieve and maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 90 nanometer and beyond, mask costs are becoming increasingly more expensive and will therefore increasingly represent a greater proportion of total research and development expenses.

Selling, general and administrative expenses decreased to $13.8 million (22% of revenue) and $26.4 million (22% of revenue) in the second quarter and first six months of 2006, respectively, compared to $16.4 million (31% of revenue) and $30.8 million (30% of revenue) in the second quarter and first six months of 2005, respectively. The decrease in expense is primarily attributable to a $4.0 million and $5.5 million decline in the amount of legal expense charged in the second quarter and first six months of 2005, respectively, compared to the same periods in 2006. These legal expenses were related to the shareholder class action suits, the then pending (now settled) derivative suit and related (now concluded) Audit Committee examination and Special Litigation Committee (“SLC”) investigation, and the Securities and Exchange Commission’s ongoing informal inquiry. These decreases are partially offset by increases primarily in compensation related costs and other miscellaneous costs.

Amortization of intangible assets declined to $2.7 million and $5.5 million in the second quarter and first six months of 2006, respectively, compared to $3.5 million and $7.3 million for the same periods in 2005. Amortization charges related to previously completed acquisitions are expected to be substantially eliminated in 2008.

Other income, net, was $4.5 million and $8.3 million for the second quarter and first six months of 2006, respectively, and included a $1.3 million net gain during the second quarter from the sale of UMC common stock, and interest income of $3.3 million and $6.1 million in the second quarter and first six months of 2006, respectively. Other income, net, for the first six months of 2006 also included a gain on the extinguishment of Zero Coupon Convertible Subordinated Notes due July 1, 2010 (“Convertible Notes”) of $1.2 million. These gains were partially offset by amortization of issuance costs on our Convertible Notes. Other income, net, was $7.4 million and $10.8 million in the second quarter and first six months of 2005, respectively, and included a $4.3 million net gain during the second quarter of 2005 from the sale of UMC common stock, gain in the second quarter and first six months of 2005 on the extinguishment of our Convertible Notes of $1.5 million and $3.5 million, respectively, and interest and dividends on short term investments and cash equivalents of $1.9 million and $3.6 million, respectively, partially offset by amortization of issuance costs on our Convertible Notes.

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

* Product Classification:

New:	LatticeEC/ECP, LatticeXP, MachXO, FPSC, ispXPLD, ispGDX2, Power Manager, ispCLK

Mainstream:	ispMACH 4000/Z, ispXPGA, ispGDX/V, ispMACH 4/LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, and Other

Mature:	ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, All 5-Volt CPLDs, all SPLDs

Results of Operations

Key elements of our Condensed Consolidated Statement of Operations, expressed as a percentage of revenue, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenue	100.0%	100.0%	100.0%	100.0%
Gross margin	56.7%	56.4%	56.4%	56.6%
Research and development expenses	33.7%	47.8%	35.2%	48.5%
Selling, general and administrative expenses	22.0%	31.4%	22.0%	29.7%
Amortization of intangible assets	4.3%	6.7%	4.6%	7.1%
Loss from operations	(3.5)%	(29.6)%	(5.5)%	(28.6)%

Revenue:

Revenue for the second quarter of 2006 increased by $10.3 million, or 20%, as compared to the second quarter of 2005. The composition of our revenue by product classification for the second quarter and first six months of 2006 and 2005 was as follows:
	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
FPGA	21%	19%	20%	18%
PLD	79%	81%	80%	82%

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
New	14%	9%	12%	8%
Mainstream	51%	51%	51%	51%
Mature	35%	40%	37%	41%

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

The composition of our revenue by geographical location of our direct and indirect customers is as follows (in thousands):

	Three Months Ended
	June 30, 2006		June 30, 2005

United States revenue:	$14,842	24%	$13,092	25%
Export revenue:
Europe	15,736	25%	12,141	23%
Asia Pacific (other than China and Japan)	11,839	19%	9,080	17%
China	9,000	14%	7,090	14%
Japan	7,590	12%	7,553	14%
Other	3,712	6%	3,440	7%
Total export revenue	47,877	76%	39,304	75%
Total revenue	$62,719	100%	$52,396	100%

	Six Months Ended
	June 30, 2006		June 30, 2005

United States revenue:	$28,551	24%	$24,321	24%
Export revenue:
Europe	31,098	26%	25,051	24%
Asia Pacific (other than China and Japan)	21,517	18%	18,953	18%
China	16,579	14%	13,046	13%
Japan	14,915	12%	14,786	14%
Other	7,511	6%	7,522	7%
Total export revenue	91,620	76%	79,358	76%
Total revenue	$120,171	100%	$103,679	100%

During the second quarter and first six months of 2006 compared to the same periods in 2005, total units increased 13% and 14%, respectively, and average selling prices increased 6% and 1% for the quarter and six months ended June 30, 2006, respectively, compared to the same periods in 2005. The increase in units sold during the second quarter and first six months of 2006 compared to the same periods in 2005 was predominantly attributable to significantly higher sales of New products based on new product categories as previously described, which was driven by the Company’s highest level of quarterly FPGA revenue. The increase in average selling price was primarily due to product mix. Selling prices of our products generally decline over time. Higher selling prices of new products commonly offset some or all of this decline; however, product mix changes can also have a significant effect on average selling prices.

As a percentage of revenue, export revenue was 76% for both the three and six months ended June 30, 2006, and was 75% for the June 30, 2005 quarter and 76% for the six months ended June 30, 2005. Export revenue as a percentage of overall revenue increased in the second quarter of 2006 compared to the same period in 2005 due to more favorable business conditions in Asia.

Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products.

Gross Margin:

The gross margin percentage increased from 56.4% in the second quarter of 2005 to 56.7% in the second quarter of 2006. Conversely, our gross margin declined from 56.6% for the first six months of 2005 to 56.4% for the first six months of 2006. Gross margin changes in the periods presented primarily reflect the effects of lower costs, manufacturing yield enhancements and varying product mix.

Research and Development:

Research and development expenses decreased by $3.9 million and $8.0 million in the second quarter and first six months of 2006, respectively, when compared to the same periods in 2005. The change is primarily a result of the restructuring plan implemented during the fourth quarter of 2005. Although we experienced a considerable decline in research and development expense this quarter and for the six months ended June 30, 2006 compared to the comparable periods of 2005, we believe that a continued commitment to research and development is essential in order to achieve and maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 90 nanometer and beyond, mask costs are becoming increasingly more expensive and will therefore increasingly represent a greater proportion of total research and development expenses.

Selling, General and Administrative Expense:

Selling, general and administrative expenses decreased approximately $2.6 million and $4.3 million in the second quarter and first six months of 2006, respectively, when compared to the same periods of 2005. The decrease in expense is primarily attributable to a $4.0 million and $5.5 million decline in the amount of legal expense charged in the second quarter and first six months of 2005, respectively, compared to the same periods in 2006. These legal expenses were related to the shareholder class action suits, the then pending (now settled) derivative suit and related (now concluded) Audit Committee examination and SLC investigation, and the Securities and Exchange Commission’s ongoing informal inquiry. These decreases are partially offset by increases primarily in compensation related costs and other miscellaneous costs.

Amortization of Intangible Assets:

Amortization of intangible assets is related to acquisitions from 2002 and earlier. Amortization of intangible assets declined to $2.7 million in the second quarter of 2006 compared to $3.5 million in the second quarter of 2005, and $5.5 million in the first six months of 2006 compared to $7.3 million in the first six months of 2005.

Other Income, net:

Interest income was $3.3 million and $6.1 million in the second quarter and first six months of 2006, respectively, compared to $1.9 million and $3.6 million for the same periods of 2005. The increase was a result of higher interest rates on marketable securities.

Other income, net, of $4.5 million in the second quarter of 2006 included a $1.3 million gain on the sale of UMC common stock. Amortization of Convertible Notes issuance costs was $0.1 million during the quarter. For the six month period ended June 30, 2006, other income, net, of $8.3 million included a net gain on the sale of UMC common stock of $1.3 million, and a gain of $1.2 million on the extinguishment of $10.0 million of Convertible Notes for $8.7 million in cash, which required recognition of $0.1 million of unamortized issuance costs. Amortization of Convertible Notes issuance costs was $0.3 million for the first six months of 2006.

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

The Internal Revenue Service has examined our income tax returns for 2001 and 2002, and has issued proposed adjustments that would result in payment by the Company of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. We do not agree with these proposed adjustments and are appealing, with the first IRS appeal hearing scheduled for September 19, 2006. Although the final resolution of this appeal and other tax issues is uncertain, we believe that adequate amounts have been provided for in the Condensed Consolidated Financial Statements. There is the possibility of either favorable or unfavorable impact on our results of operations in the period in which these matters are ultimately resolved, or in the period in which our estimates of the outcomes change.

Purchased Intangible Assets:

The following tables present details of the Company’s total purchased intangible assets (in millions):

June 30, 2006	Gross	Accumulated amortization	Net

Current technology	$273.6	$(259.2)	$14.4
Core technology	7.3	(5.6)	1.7
Licenses	10.2	(6.5)	3.7
Non-compete agreements	14.2	(14.1)	0.1
Workforce	4.7	(3.6)	1.1
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—
Total	$355.6	$(334.6)	$21.0

December 31, 2005	Gross	Accumulated amortization	Net

Current technology	$273.6	$(255.7)	$17.9
Core technology	7.3	(4.8)	2.5
Licenses	10.2	(5.8)	4.4
Non-compete agreements	14.2	(14.1)	0.1
Workforce	4.7	(3.1)	1.6
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—
Total	$355.6	$(329.1)	$26.5

The estimated future amortization expense of purchased intangible assets as of June 30, 2006 is as follows (in millions):

Fiscal Year:	Amount

2006 (remaining six months)	$5.4
2007	9.8
2008	5.6
2009	0.2
$21.0

New Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“Interpretation”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of this Interpretation on our consolidated financial statements.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash):

Operating

Net cash provided by operating activities increased by approximately $26.8 million in the six months ended June 30, 2006 as compared to the corresponding period in fiscal 2005. The change is due to recognition of net income of $1.3 million for the six months ended June 30, 2006 compared to a net loss of $19.0 million and a $25.0 million payment to Fujitsu Limited (“Fujitsu”) pursuant to an advance payment agreement during the six months ended June 30, 2005. This increase was partially offset by higher inventory and accounts receivable balances, increase in usage of wafer advances, and payments related to the restructuring.

Investing

Net cash provided by investing activities decreased by $53.3 million for the six months ended June 30, 2006 as compared to the corresponding period in 2005. The change is due primarily to decreases in both the sale of short-term investments and the sale of equity securities (principally UMC common stock). Net proceeds from short-term investments totaled $4.9 million for the six months ended June 30, 2006 compared to $37.4 million for the same period in 2005. Likewise, net proceeds from sale of equity securities (principally UMC common stock) totaled $10.2 million for the six months ended June 30, 2006 compared to $27.5 million for the same period in 2005. Further, capital expenditures have been greater in the first six months of 2006, totaling $8.2 million compared to $4.7 million in the first six months in 2005, which is primarily related to purchases of new test equipment.

Financing

Net cash used in financing activities decreased by $14.4 million in the six months ended June 30, 2006 as compared to the corresponding period in 2005. The decrease is due primarily to the use of $8.7 million to extinguish our Convertible Notes in 2006 compared to $21.7 million in 2005. Further, net proceeds from the issuance of common stock for 2006 increased $3.3 million over the same period in 2005. These changes were offset by a decrease in net advances on the Yen line of credit of $0.2 million for the first six months of 2006 compared to $2.0 million for the first six months of 2005.

Liquidity:

As of June 30, 2006, our principal source of liquidity was $262.7 million of cash and marketable securities, which was $11.7 million less than the balance at June 30, 2005. This decrease was due primarily to the extinguishment of $20.0 million of Convertible Notes for $17.2 million in cash during the twelve month period. Working capital decreased $11.6 million to $293.2 million at June 30, 2006 as compared to the corresponding amount at June 30, 2005. This decrease was primarily attributable to the aforementioned extinguishment of certain Convertible Notes and capital expenditures.

Accounts receivable increased by $7.0 million to $33.1 million at June 30, 2006 compared to the balance of $26.0 million at June 30, 2005. This increase reflects both higher billings in the June 30, 2006 quarter and the timing of billings and more than offset a decrease related to distributor advances to certain distributors of $6.0 million.

Inventories increased $1.6 million to $35.8 million at June 30, 2006 compared to $34.1 million at June 30, 2005 primarily due to management’s decision to hold more inventory in finished goods form to minimize the effects of industry supply constraints and to build additional New product inventory in advance of sales orders.

Other current assets increased $0.1 million to $24.6 million at June 30, 2006 as compared to $24.5 million at June 30, 2005. Included within other current assets is a receivable for $3.5 million related to settlement of our consolidated class action lawsuit, as discussed in Note 11 to the financial statements. The Company has recorded a corresponding liability in Accounts payable and accrued expenses for the proposed amount of the settlement.

Foundry investments, advances and other assets decreased by approximately $28.8 million to $60.7 million at June 30, 2006 as compared to $89.5 million at June 30, 2005, primarily related to the sale of UMC common stock totaling $11.2 million, the consumption of wafer prepayments totaling $10.3 million, distributions of deferred compensation assets held in the deferred compensation plan totaling $4.0 million, and the write-off of an intellectual property license recorded at $2.7 million.

Property and equipment, less accumulated depreciation, increased by $2.5 million to $47.7 million at June 30, 2006 compared to $45.2 million at June 30, 2005 due to expenditures for capital equipment being greater than the corresponding depreciation expense. Capital expenditures were $5.5 million for the quarter ended June 30, 2006 and $8.2 million for the six months ended June 30, 2006. We expect to spend approximately $12.0 million to $15.0 million on capital expenditures for the fiscal year ending December 31, 2006.

We believe that our existing liquid resources and expected cash generated from future operations combined with our ability to borrow additional funds will be adequate to meet our operating and capital requirements and obligations for the next 12 months, which includes payments to Fujitsu of $75.0 million based upon the achievement of certain milestones. We currently anticipate that these payments will occur during the second half of 2006. We may in the future seek new or additional sources of funding. In addition, in order to secure additional wafer supply, we may from time to time consider various financial arrangements including joint ventures, equity investments, advance purchase payments, loans, or similar arrangements with independent wafer manufacturers in exchange for committed wafer capacity. To the extent that we pursue any such additional financing arrangements, additional debt or equity financing may be required. There can be no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financing will decrease existing stockholders’ equity percentage ownership and may, depending on the price at which the equity is sold, result in dilution.

Contractual Obligations

Our only significant operating lease, apart from those accrued for in the restructuring, is for our San Jose, California facility and it expires in 2008. Annual rent is $4.0 million and increases approximately 3% annually. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful life of the assets.

There have been no material changes outside of the ordinary course of business in our contractual obligations and rights since the filing of our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures about market risk reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during the three months ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September and October 2004, three putative class action complaints were filed in the United States District Court for the District of Oregon against Lattice Semiconductor Corporation, our Chief Executive Officer and President Stephen A. Skaggs, and our former Chief Executive Officer Cyrus Y. Tsui. These complaints were filed on behalf of a putative class of investors who purchased our stock between April 22, 2003 and April 19, 2004. They generally alleged violations of federal securities laws arising out of our previously announced restatement of financial results for the first, second, and third quarters of 2003. Consistent with the usual procedures for cases of this kind, these cases were amended and consolidated into a single action. In an amended and consolidated complaint filed January 27, 2005 our former President and our former Controller were added as defendants. The complaints generally sought an unspecified amount of damages, as well as attorney fees and costs. The Company has entered into an agreement with the plaintiffs to settle the consolidated action. The agreement, which has preliminary court approval, does not contain any admission of fault or wrongdoing on the part of the Company or any of the individual defendants in the litigation. The agreement is subject to the completion of the usual and customary documentation for such a settlement, and is subject to, and conditioned upon, final court approval. The agreement provides that plaintiffs will receive an aggregate amount of $3.5 million, inclusive of fees and expenses of counsel, in exchange for a release of the Company and the individual defendants from all claims asserted in the litigation. Subject to final approval by the Court, the Company’s insurance carriers have agreed with the Company to pay the entire amount, on behalf of the Company, to settle the suit under the terms of the Company’s director and officer liability insurance policy. The Company has recorded a liability in its financial statements for the proposed amount of the settlement. Additionally, because the insurance carriers have agreed to pay the entire $3.5 million settlement amount, a receivable was also recorded for the same amount. Accordingly, there is no impact to the Condensed Consolidated Statement of Operations as the amounts of the settlement and the insurance recovery fully offset each other.

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

Fujitsu has agreed to manufacture our current and future FPGA products on its 130 nanometer and 90 nanometer CMOS process technologies, as well as on 130 nanometer and 90 nanometer technologies with embedded flash memory that we have jointly developed with Fujitsu. We are also developing 65 nanometer CMOS process technology with Fujitsu. The success of our next generation FPGA products is dependent on our ability to successfully partner with Fujitsu. If for any reason we are unsuccessful in our efforts to partner with Fujitsu in connection with these next generation FPGA products, our future revenue growth would be materially adversely affected.

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

Historically, the semiconductor industry has experienced periodic downturns of varying degrees of severity and duration. Typically, after such downturns, semiconductor industry conditions improve, although such improvement may not be significant or sustainable. Increased demand for semiconductor industry products may not proportionately increase demand for programmable logic products in general, or our products in particular. Even if demand for our products increases, average selling prices for our products may not increase, and could decline. Whenever adverse semiconductor industry conditions or other similar conditions exist, there is likely to be an adverse effect on our operating results.

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

All of our major silicon wafer suppliers operate fabrication facilities located in Asia. Additionally, our finished silicon wafers are assembled and tested by independent contractors located in China, Indonesia, Japan, Malaysia, the Philippines and South Korea. Economic, financial, social and political conditions in Asia have historically been volatile. Financial difficulties, the effects of currency fluctuation, governmental actions or restrictions, prolonged work stoppages, political unrest, war, natural disaster, disease or any other difficulties experienced by our suppliers may disrupt our supply and could harm our operating results.

Export sales account for the majority of our revenue and may decline in the future due to economic and governmental uncertainties.

Our export sales are affected by unique risks, including:

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

Our quarterly results may also fluctuate as a result of the legal expenses accrued in any given period in connection with the Securities and Exchange Commission’s ongoing informal inquiry. As a result of these factors, our past financial results are not necessarily a good predictor of our future results.

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

We have historically used stock options as a key component of employee compensation in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes to generally accepted accounting principles that require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives beginning in the quarter ended March 31, 2006. For the three and six month periods ended June 30, 2006 we recorded $0.6 million and $1.3 million of stock-based compensation expense, respectively. To the extent that these or other new regulations make it more difficult or expensive to grant options to employees, we will incur increased compensation costs. We may also change our equity compensation strategy, and this could make it difficult to attract, retain and motivate employees. Any of these results could materially and adversely affect our business.

Our stock price may continue to experience large fluctuations.

Historically, the price of our common stock has at times experienced rapid and severe price fluctuations that have left investors little time to react. The price of our common stock may continue to fluctuate greatly in the future due to a variety of company specific factors, including:

•  quarter-to-quarter variations in our operating results;

•  shortfalls in revenue or earnings from levels expected by investors;

•  announcements of technological innovations or new products by other companies; and

•  any developments in the Securities and Exchange Commission’s informal inquiry.

At June 30, 2006, our book value per share was $4.41 compared to our stock price, which has ranged from a low of $4.20 per share to a high of $7.19 per share for the six months ended June 30, 2006. Presently, our stock price is trading above our consolidated book value. Should our stock price drop below book value for a sustained period, it may become necessary to record an impairment charge to goodwill, which would negatively impact our results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	Our annual meeting of stockholders was held on May 2, 2006.

b)	The following directors were elected at the meeting to serve a term of three years:

Daniel S. Hauer
Balaji Krishnamurthy

The following directors are continuing to serve their terms:

David E. Coreson
Gerhard H. Parker
Patrick S. Jones
Harry A. Merlo
Stephen A. Skaggs

c)	The matters voted upon at the meeting and results of the voting with respect to those matters are as follows:

	For	Withheld
(1) Election of directors:
Daniel S. Hauer	91,910,697	12,293,867
Balaji Krishnamurthy	102,706,694	1,497,870

	For	Against	Abstain	Not Voted
(2) Approval of amendments to the 2001 Outside Directors’ Stock Option Plan to, among other things, increase the number of shares initially granted to each director from 72,000 to 90,000, to increase the number of shares granted each year thereafter from 18,000 to 22,500, and to change the vesting schedules for such option grants.	76,128,136	11,964,592	465,645	25,161,883

	For	Against	Abstain	Not Voted
(3) Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006	97,652,736	6,510,388	41,440	9,515,692

The foregoing matters are described in further detail in our definitive proxy statement dated April 3, 2006 for the Annual Meeting of Stockholders held on May 2, 2006.

ITEM 6. EXHIBITS

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

Date: August 8, 2006