Form 10-Q
period 2006-09-30
LATTICE SEMICONDUCTOR CORP
filed 2006-11-07
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Number of shares of common stock outstanding as of November 3, 2006     114,503,103

The information contained in this Form 10-Q is as of November 7, 2006. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include overall semiconductor market conditions, market acceptance and demand for our new products, our dependencies on our silicon wafer suppliers, the impact of competitive products and pricing, technological and product development risks, and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this report. You should not unduly rely on forward-looking statements because our actual results could materially differ from those expressed in any forward-looking statements made by us. Further, any forward-looking statement applies only as of the date on which it is made. We are not required to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenue	$63,456	$53,390	$183,627	$157,069

Costs and expenses:
Cost of products sold	27,841	23,398	80,288	68,431
Research and development	21,473	23,159	63,718	73,395
Selling, general and administrative	14,480	13,558	40,902	44,324
Amortization of intangible assets	2,657	3,528	8,140	10,861
Restructuring charges	61	—	195	—

Total costs and expenses	66,512	63,643	193,243	197,011

Loss from operations	(3,056)	(10,253)	(9,616)	(39,942)

Other income, net	4,201	3,405	12,465	14,250

Income (loss) before income tax expense	1,145	(6,848)	2,849	(25,692)

Income tax expense	248	237	693	437

Net income (loss)	$897	$(7,085)	$2,156	$(26,129)

Basic net income (loss) per share	$0.01	$(0.06)	$0.02	$(0.23)

Diluted net income (loss) per share	$0.01	$(0.06)	$0.02	$(0.23)

Shares used in per share calculations:

Basic	114,376	113,544	114,091	113,495

Diluted	115,670	113,544	114,686	113,495

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share and par value data)
(unaudited)

	September 30, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$47,639	$39,336
Marketable securities	220,482	224,856
Accounts receivable, net	22,860	23,577
Inventories	36,544	28,581
Advances and other current assets	36,612	24,614
Total current assets	364,137	340,964

Foundry investments, advances and other assets	43,957	79,432
Property and equipment, net	47,258	45,450
Intangible assets, net	18,313	26,455
Goodwill	223,556	223,556

	$697,221	$715,857

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$51,269	$52,121
Deferred income and allowances on sales to distributors	10,262	10,449
Total current liabilities	61,531	62,570

Zero Coupon Convertible Subordinated Notes	113,500	133,500
Other long-term liabilities	15,206	21,703
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 114,496,000 and 113,646,000 shares issued and outstanding	1,145	1,136
Paid-in capital	601,979	595,145
Accumulated other comprehensive loss	(587)	(488)
Accumulated deficit	(95,553)	(97,709)
Total stockholders’ equity	506,984	498,084

	$697,221	$715,857

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income (loss)	$2,156	$(26,129)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,392	24,071
Gain on sale of UMC common stock	(1,313)	(4,291)
Gain on extinguishment of Zero Coupon Convertible Subordinated Notes	(1,985)	(4,927)
Stock-based compensation	2,462	1,634
Changes in assets and liabilities:
Accounts receivable	717	(6,821)
Inventories	(7,963)	6,375
Foundry investments, advances and other assets	12,529	6,848
Accounts payable and accrued expenses	(9,681)	(19,847)
Deferred income and allowances on sales to distributors	(187)	1,556
Other liabilities	(45)	(1,876)
Total adjustments	14,926	2,722
Net cash provided by (used in) operating activities	17,082	(23,407)

Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	195,145	216,967
Purchase of marketable securities	(190,771)	(182,913)
Proceeds from sale of equity securities (principally UMC common stock)	10,233	27,464
Capital expenditures	(10,943)	(7,958)
Net cash provided by investing activities	3,664	53,560

Cash flows from financing activities:
Extinguishment of Zero Coupon Convertible Subordinated Notes	(17,810)	(30,182)
Advances on Yen line of credit	1,653	5,037
Pay down on Yen line of credit	(420)	(3,485)
Proceeds from issuance of common stock	4,134	9
Net cash used in financing activities	(12,443)	(28,621)

Net increase in cash and cash equivalents	8,303	1,532

Beginning cash and cash equivalents	39,336	44,816

Ending cash and cash equivalents	$47,639	$46,348

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain on appreciation of foundry investments included in Accumulated other comprehensive loss	$1,381	$4,739
Distribution of assets held in deferred compensation plan	$2,693	$354

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

New Accounting Pronouncements

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). The Company is required to adopt the provisions of EITF No. 06-03 beginning its fiscal year 2007. The Company does not expect the provisions of EITF No. 06-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“Interpretation”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of the Interpretation on our consolidated financial statements.

In September 2006,  FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value of certain assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but may change current practice for certain entities.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently assessing the impact of SFAS No. 157 on our consolidated financial statements.

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses the diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitive and qualitative factors are considered, is material. SAB 108 is effective for companies with fiscal years ending after November 15, 2006. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings, in the first year of adoption, for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently assessing the impact of SAB 108 on our consolidated financial statements.

Note 2 — Revenue Recognition:

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

During the first quarter of 2006, we entered into business arrangements with certain distributors to issue accounts receivable credit adjustments (“distributor advances”) to reduce the distributors’ working capital required to service our end customers. The distributor advances are for anticipated future price discounts and are recorded as a reduction of Deferred income and allowances on sales to distributors. These arrangements are unsecured, bear no interest, are settled on a quarterly basis and are due upon demand. The distributor advances have no impact on revenue recognition and totaled $6.0 million at September 30, 2006.

Note 3 — Net Income (Loss) Per Share:

Net income (loss) per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, warrants to purchase common stock and Zero Coupon Convertible Subordinated Notes due in 2010 (“Convertible Notes”).

A reconciliation of basic and diluted net income (loss) per share is presented below (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income (loss)	$897	$(7,085)	$2,156	$(26,129)

Shares used in basic net income (loss) per share calculations	114,376	113,544	114,091	113,495

Dilutive effect of stock options and warrants	1,294	—	595	—

Shares used in diluted net income (loss) per share	115,670	113,544	114,686	113,495

Basic net income (loss) per share	$0.01	$(0.06)	$0.02	$(0.23)

Diluted net income (loss) per share	$0.01	$(0.06)	$0.02	$(0.23)

The computation of diluted earnings per share excludes the effects of stock options and warrants aggregating approximately 19.6 million shares for the three months ended September 30, 2006 and 20.7 million shares for the nine months ended September 30, 2006 because the effect was antidilutive.  The computation of diluted earning per share excludes the effects of stock options and warrants aggregating approximately 24.5 million shares for the three months ended September 30, 2005 and 24.2 million shares for the nine months ended September 30, 2005 because the effect was antidilutive.  Stock options and warrants are antidilutive when the exercise price of the option or warrant is greater than the average market price for the period.

For all periods presented, the effects of Convertible Notes, aggregating approximately 9.8 million and 10.2 million shares for the three months and nine months ended September 30, 2006, respectively, and 11.5 million and 12.5 million shares for the three months and nine months ended September 30, 2005, respectively, are excluded in the computation of diluted earnings per share, as the contingent conversion features were not triggered for any of the periods presented.

Note 4 — Stock-Based Compensation:

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

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), had been applied to its stock-based compensation.

Effective January 1, 2006, the Company began recording stock-based compensation expense related to employee and director stock options and the Employee Stock Purchase Plan (“ESPP”) in accordance with “Share Based Payment — a revision of SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB 107”).

The Company adopted the modified prospective transition method provided for under SFAS 123(R), and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options now includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, the Company records expense over the offering period in connection with shares issuable under the ESPP. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3. The compensation expense for employee, director and ESPP based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options or stock plan offering period, as applicable, using the straight-line method. As a result of the adoption of SFAS 123(R), the effect of recording stock-based compensation for the three and nine months ended September 30, 2006 was as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In thousands, except per share data)

Stock-based compensation expense included in net income by type of award:
Employee and director stock options	$947	$2,162
Employee stock purchase plan	170	270
Related to acquisitions	—	30
Total stock-based compensation	$1,117	$2,462

Effect on earnings per share:
Basic and diluted - as reported	$0.01	$0.02

The tax benefit and the resulting effect on cash flows from operations and financing activities related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets.

SFAS 123(R) also requires that the Company recognize compensation expense for only the portion of employee and director options and ESPP rights that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior using a stratified model based on an employee’s position within the Company. If the actual number of forfeitures differs from the number estimated by management, additional adjustments to compensation expense may be required in future periods.

Total stock-based compensation expense was included in the Condensed Consolidated Statement of Operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(SFAS 123(R))	(APB 25)	(SFAS 123(R))	(APB 25)
Line Item:
Cost of products sold	$105	$—	$219	$—
Research and development	589	440	1,314	1,634
Selling, general and administrative	423	—	929	—
	$1,117	$440	$2,462	$1,634

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

The Company’s director stock option plan, which was amended and approved most recently by its stockholders in May 2006, provides that non-employee members of our board of directors receive non-qualified option grants in set amounts and at set times, at option prices equal to the fair market value on the date of grant. Options granted following the May 2, 2006 amendment vest over a period of three years (for initial grants to new directors), or over a period of up to one year following the completion of vesting of all previously granted director options (for subsequent option grants). The contractual term of such options is ten years.

The Company’s ESPP, which was amended and approved most recently by our stockholders in May 2004, permits eligible employees to purchase shares of common stock through payroll deductions, not to exceed 10% of an employee’s compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period, but in no event less than the book value per share at the mid-point of each offering period. The Company has treated the ESPP as a compensatory plan, and recorded compensation expense related to the ESPP of $0.2 million and $0.3 million in the three and nine months ended September 30, 2006, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. Beginning January 1, 2006, we are estimating the expected term of stock options based on the simplified method provided for under SAB 107. The expected volatility of both stock options and ESPP shares is based on the daily historical volatility of our stock price, measured over the expected life of the option. The risk- free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Grants for
	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Employee and Director Stock Options:
Expected volatility	58.1%	39.4%	58.1%	39.7%
Risk-free interest rate	4.9%	4.2%	4.9%	4.2%
Expected term (in years)	4.75	3.1	4.75	3.1
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan:
Expected volatility	51.0%	32.2%	28.1%	32.2%
Risk-free interest rate	5.1%	4.3%	4.6%	4.2%
Expected term (in years)	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%

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

As of September 30, 2006, there was $10.0 million of total unrecognized compensation cost related to employee and director stock options and purchases related to the ESPP, which is expected to be recognized over a weighted average period of 3.1 years. The Company’s current practice is to issue new shares to satisfy option exercises. In conjunction with the adoption of SFAS 123(R), the Company changed its method of recognizing the expense of stock-based compensation over the requisite service period from the accelerated approach in accordance with FIN 28 to the straight-line method. Compensation expense for all stock-based compensation awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach, while compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 will be recognized using the straight-line method.

A summary of stock option activity under the plans for the nine months ended September 30, 2006 is presented as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
	(In thousands)			(In thousands)

Balance, January 1, 2006	23,926	$7.64
Granted	3,763	5.67
Exercised	(611)	5.03
Forfeited or expired	(5,481)	8.66
Balance, September 30, 2006	21,597	$7.11	6.20	$18,385
Vested and expected to vest at September 30, 2006	18,864	$7.39	5.85	$13,848
Exercisable, September 30, 2006	14,343	$8.13	5.40	$5,850

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the nine months ended September 30, 2006 was $0.8 million.

The resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted were $3.00 and $1.49 for the third quarter of 2006 and 2005, respectively, and $3.00 and $1.50 for the first nine months of 2006 and 2005, respectively.  The weighted average fair values calculated using the Black-Scholes option pricing model for the ESPP were $1.83 and $0.45 for the third quarter of 2006 and 2005, respectively, and $0.94 and $0.45 for the first nine months of 2006 and 2005, respectively.

As of September 30, 2006, a total of 4.3 million shares of our common stock were available for future grants under our stock option plans. Shares subject to stock option grants that expire or are cancelled without delivery of such shares generally become available for reissuance under these plans. As of September 30, 2006, a total of 0.5 million shares of our common stock were available for future purchases under our ESPP.

The table below sets out the pro forma amounts of net loss and net loss per share that would have resulted for the nine months ended September 30, 2005, if the Company had accounted for its employee stock plans under the fair value recognition provisions of SFAS No.123. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted or options may be cancelled in future years:

Nine Months Ended September 30, 2005
(In thousands)
Net loss as reported	$(26,129)
Add: Stock compensation expense related to acquisitions (attributable to research and development activities) included in reported net loss, net of related tax effects	1,634
Deduct: Total stock-based employee compensation expense, net of estimated forfeitures, determined under fair value based method for all awards, net of related tax effects	(6,063)
Pro forma net loss	$(30,558)
Net loss per share:
Basic and diluted - as reported	$(0.23)
Basic and diluted - pro forma	$(0.27)

Upon the adoption of SFAS 123(R) effective January 1, 2006, stock compensation expense related to acquisitions (attributable to research and development activities) and previously classified as part of Amortization of intangible assets has been reclassified to Research and development expense. Such deferred stock compensation attributable to research and development activities was completely recognized as of March 31, 2006. Compensation expense was less than $0.1 million for both the three and nine months ended September 30, 2006 compared to $0.4 million and $1.6 million for the three and nine months ended September 30, 2005, respectively.

Note 5 — Inventories (in thousands):

	September 30, 2006	December 31, 2005
Work in progress	$25,522	$20,348
Finished goods	11,022	8,233
	$36,544	$28,581

Note 6 — Changes in Stockholders’ Equity (in thousands):

	Common stock	Paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balances, December 31, 2005	$1,136	$595,145	$(488)	$(97,709)	$498,084

Common stock issued in connection with exercise of stock options and ESPP	9	4,125	—	—	4,134

Unrealized gain on foundry investments, net (Note 7)	—	—	1,381	—	1,381

Previously unrealized gain on foundry investments sold (Note 7)	—	—	(1,435)	—	(1,435)

Stock-based compensation expense related to employee and director stock options and ESPP	—	2,432	—	—	2,432

Distribution of stock held in deferred compensation plan	—	247	—	—	247

Stock compensation expense related to acquisitions	—	30	—	—	30

Translation adjustment	—	—	(45)	—	(45)

Net income for the nine month period	—	—	—	2,156	2,156

Balances, September 30, 2006	$1,145	$601,979	$(587)	$(95,553)	$506,984

Total comprehensive income for the first nine months of 2006 was approximately $2.1 million and is substantially comprised of net income of $2.2 million along with an unrealized gain on foundry investments of $1.4 million, and a $1.4 million gain on sale of foundry investments previously included in Accumulated other comprehensive loss.

Note 7 — Foundry Investments, Advances and Other Assets (in thousands):

		September 30, 2006	December 31, 2005
Foundry investments and other assets		$36,224	$42,740
Wafer supply advances		28,375	50,427
		64,599	93,167
Less:	UMC common stock available for sale	(57)	(1,356)
	Current portion of wafer advance	(20,585)	(12,379)
		$43,957	$79,432

On September 10, 2004, we entered into an Advance Payment and Purchase Agreement (the “Fujitsu APP Agreement “) with Fujitsu Limited (“Fujitsu”), pursuant to which we will advance $125.0 million to Fujitsu.  The initial two payments of $25.0 million each were made in October 2004 and January 2005. The remaining payments will be made in two stages upon the achievement of certain milestones and will be recorded upon completion of the related milestone. The third milestone has been achieved, and as a result, we will pay $37.5 million in the fourth quarter of 2006. We currently anticipate that the final milestone will be met in the fourth quarter of 2006 and we will pay the final $37.5 million in the first quarter of 2007.

During the third quarter of 2006, we entered into an amendment (“Amendment”) to the Fujitsu APP Agreement. Prior to the Amendment our $125.0 million advance was to be credited against the purchase price of 300mm wafers received from Fujitsu. The Amendment permits us to also credit the advance against the purchase price of 200mm wafers. The Fujitsu APP Agreement will continue until the full amount of the advance payment has been returned to us in the form of wafer credits or other repayment, subject to the right of either party to terminate the agreement upon the occurrence of certain events. Prior to the Amendment we could request a refund of the unused amount of the advance payment if we have not used all of our wafer credits by December 31, 2007.  Pursuant to the Amendment, we may request a refund of the unused amount of the advance payment if we have not used all of our wafer credits by December 31, 2008.  The repayment obligation of Fujitsu is unsecured.

During the nine months ended September 30, 2006, we sold approximately 15.7 million shares of UMC common stock for approximately $10.2 million in cash, resulting in a net gain of approximately $1.3 million. If we further liquidate our UMC common stock, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.

Note 8 — Purchased Intangible Assets:

The following tables present details of the Company’s total purchased intangible assets (in millions):

September 30, 2006	Gross	Accumulated amortization	Net

Current technology	$273.6	$(260.9)	$12.7
Core technology	7.3	(6.0)	1.3
Licenses	10.2	(6.9)	3.3
Non-compete agreements	14.2	(14.1)	0.1
Workforce	4.7	(3.8)	0.9
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—
Total	$355.6	$(337.3)	$18.3

December 31, 2005	Gross	Accumulated amortization	Net

Current technology	$273.6	$(255.7)	$17.9
Core technology	7.3	(4.8)	2.5
Licenses	10.2	(5.8)	4.4
Non-compete agreements	14.2	(14.1)	0.1
Workforce	4.7	(3.1)	1.6
Backlog	1.4	(1.4)	—
Customer list	17.4	(17.4)	—
Patents and trademarks	26.8	(26.8)	—
Total	$355.6	$(329.1)	$26.5

The estimated future amortization expense of purchased intangible assets as of September 30, 2006 is as follows (in millions):

Fiscal Year:	Amount

2006 (remaining three months)	$2.7
2007	9.8
2008	5.6
2009	0.2
$18.3

Note 9 — Restructuring Charges:

During the fourth quarter of 2005, we initiated and completed a restructuring plan implemented to reduce operating expenses. The restructuring encompassed three major components — a streamlining of research and development sites, a voluntary separation program for certain employees and an organizational consolidation within the Company’s largest design center. These actions did not significantly impact the Company’s product direction or product roll-out strategy.

In the fourth quarter of 2005, the Company recorded an initial restructuring charge of  $11.9 million. The charge primarily related to separation packages, costs to vacate space under long-term lease arrangements and the write-off of an intellectual property license. All of our restructuring accruals as of September 30, 2006 are related to the fourth quarter 2005 restructuring plan.

The following table displays the current estimate for each major type of cost associated with the restructuring (in thousands):

	Accrual at 12/31/2005	Charged to Expense	Paid or Settled	Adjustments to Reserve	Accrual at 9/30/2006
Severance and related costs	$4,924	$75	$(4,891)	$—	$108

Lease loss reserve	2,167	152	(385)	(142)	1,792

Other	240	110	(338)	—	12

Total	$7,331	$337	$(5,614)	$(142)	$1,912

Included in the above amounts are disposals of leasehold improvements and fixed assets totaling $0.3 million and $0.2 million, respectively.  In the second quarter of 2006 the Company adjusted the lease loss reserve upon negotiating a sublease for its Colorado facility.  In the second quarter of 2006, we also negotiated a conditional lease buyout agreement for the Company’s facility in the United Kingdom; however, in the third quarter of 2006 the conditions to the closing of the buyout were not completed, and the agreement was cancelled.  As a result, the lease reserve adjustment recorded in the second quarter for the United Kingdom was reversed in the third quarter. The above restructuring charges are based on estimates that are subject to change. Lease charges change based on our ability to either generate sublease income or terminate lease obligations at the amounts previously estimated, and are dependent upon lease market conditions at the time we negotiate the potential lease arrangements. Variance from these estimates could alter our ability to achieve anticipated expense reductions in the planned timeframe and modify our expected cash outflows and working capital.

At September 30, 2006, $1.1 million of the lease loss reserve is classified as long-term, as it relates to operating lease commitments accrued as part of restructuring costs, payable after twelve months.  $1.3 million of the restructuring accrual at December 31, 2005 has been reclassified from Accounts payable and other accrued liabilities to Other long-term liabilities.

Note 10 — Legal Matters:

In September and October 2004, three putative class action complaints were filed in the United States District Court for the District of Oregon against Lattice Semiconductor Corporation, our Chief Executive Officer and President Stephen A.

Skaggs, and our former Chief Executive Officer Cyrus Y. Tsui. These complaints were filed on behalf of a putative class of investors who purchased our stock between April 22, 2003 and April 19, 2004. They generally alleged violations of federal securities laws arising out of our previously announced restatement of financial results for the first, second and third quarters of 2003. Consistent with the usual procedures for cases of this kind, these cases were amended and consolidated into a single action. In an amended and consolidated complaint filed January 27, 2005 our former President and our former Controller were added as defendants. The complaints generally sought an unspecified amount of damages, as well as attorney fees and costs. The Company has entered into an agreement with the plaintiffs to settle the consolidated action. The agreement, which has preliminary court approval, does not contain any admission of fault or wrongdoing on the part of the Company or any of the individual defendants in the litigation. The agreement is subject to, and conditioned upon, final court approval. The agreement provides that plaintiffs will receive an aggregate amount of $3.5 million, inclusive of fees and expenses of counsel, in exchange for a release of the Company and the individual defendants from all claims asserted in the litigation. Subject to final approval by the Court, the Company’s insurance carriers have agreed with the Company to pay the entire amount, on behalf of the Company, to settle the suit under the terms of the Company’s director and officer liability insurance policy. The Company has recorded a liability in its financial statements for the proposed amount of the settlement. Additionally, because the insurance carriers have agreed to pay the entire $3.5 million settlement amount, a receivable was also recorded for the same amount. Accordingly, there is no impact to the Condensed Consolidated Statement of Operations as the amounts of the settlement and the insurance recovery fully offset each other.

On June 14, 2005, we announced that our Audit Committee, in connection with its responsibilities for financial oversight, was conducting an internal examination. The examination concerned issues primarily associated with executive compensation and several items pertaining to our internal controls. On August 9, 2005, we announced that the Audit Committee had concluded the examination. We have furnished information regarding the matters examined by the Audit Committee to the Securities and Exchange Commission, which has been conducting an informal inquiry into our prior restatement of financial results. On September 30, 2005 the Securities and Exchange Commission issued a Cease and Desist Order concerning our former Controller, and referenced certain events in connection with our prior restatement of financial results. We are cooperating fully with the Securities and Exchange Commission and intend to continue to do so. In September 2006, we made a settlement offer to the Securities and Exchange Commission to resolve the informal inquiry. We offered to consent to the entry of a cease and desist order with respect to violations of Sections 13(a) and 13(b)(2)(A)-(B) of the Securities Exchange Act of 1934, as amended, and Rule 13a-13 promulgated thereunder. We will not be required to pay any penalties in connection with the settlement. The proposed settlement is subject to final approval by the Securities and Exchange Commission. The Securities and Exchange Commission staff has agreed to recommend such approval. However, if we do not reach agreement with the Securities and Exchange Commission to settle its informal inquiry or if the Securities and Exchange Commission decides to pursue enforcement action against us, or any other governmental agency or regulatory body takes similar action, our management could be distracted, we could incur substantial costs and there could be a material adverse effect on our business.

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

Note 11 — Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
United States revenue:	$11,884	$13,044	$39,087	$37,365
Export revenue:
Europe	13,579	12,663	43,991	37,714
China	11,894	7,251	29,336	20,297
Japan	8,032	7,878	22,948	22,664
Taiwan	7,379	3,985	17,870	11,838
Other Asia	6,033	5,136	16,860	16,236
Other North America	4,655	3,433	13,535	10,955
Total export revenue	51,572	40,346	144,540	119,704
Total revenue	$63,456	$53,390	$183,627	$157,069

Resale of product through our two largest distributors accounted for approximately 12% and 9% of revenue in the first nine months of 2006, and 13% and 9% for the first nine months of 2005. More than 90% of our property and equipment is located in the United States.

Note 12 — Income Taxes:

The Internal Revenue Service has examined our income tax returns for 2001 and 2002, and has issued proposed adjustments that would result in payment by the Company of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. We do not agree with these proposed adjustments and are appealing, with the first IRS appeal hearing scheduled for November 14, 2006. Although the final resolution of this appeal and other tax issues is uncertain, we believe that adequate amounts have been provided for in the Condensed Consolidated Financial Statements. There is the possibility of either a favorable or an unfavorable impact on our results of operations in the period in which these matters are ultimately resolved, or in the period in which our estimates of the outcomes change.

Note 13 — Subsequent Event:

As described in Note 7, we have agreed with Fujitsu to advance a total of $125.0 million to Fujitsu as prepayment for future wafer purchases. To date we have made payments totaling $50.0 million, and our obligation to make the remaining advance payments for $37.5 million each is conditioned on the achievement of specific milestones in the development and implementation of wafer manufacturing processes that will be used to manufacture our products. On November 2, 2006, the milestone was reached on which the first of the two remaining payments was conditioned, and thus we will be making a payment to Fujitsu of $37.5 million within thirty days of November 2, 2006.

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

Results of operations (overview of three month and nine month periods ended September 30, 2006):

Revenue

Revenue in the third quarter ended September 30, 2006 increased by $10.1 million, or 19%, to $63.5 million compared to $53.4 million reported for the third quarter of 2005.  Revenue for the nine months ended September 30, 2006 increased by $26.6 million, or 17%, to $183.6 million compared to $157.1 million for the nine months ended September 30, 2005. The revenue increase is attributable to growth in New*, Mainstream* and Mature* products, which increased 121%, 13% and 2%, respectively, compared to the third quarter of 2005, and 89%, 13% and 5%, respectively, compared to the first nine months of 2005. The Company also experienced increased revenue from increases in distribution resale of 22% and 21% for the third quarter and nine months ended September 30, 2006, respectively, compared to the corresponding periods in 2005, and to a lesser extent, lower distributor price adjustments against distribution resale.  Our future revenue growth is dependent upon, among other things, favorable market acceptance of our New* products.

* Product Classification:

New:	LatticeSC, LatticeECP2/M, LatticeECP, LatticeXP, MachXO, FPSC, ispXPLD, ispGDX2, Power Manager, ispClock

Mainstream:	ispMACH 4000/Z, ispXPGA, ispGDX/V, ispMACH 4/LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, Software and IP

Mature:	ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, All 5-Volt CPLDs, all SPLDs

Revenue attributable to PLD and FPGA products increased 16% and 30%, respectively, for the third quarter of 2006 compared to the third quarter of 2005. Likewise, PLD and FPGA product revenue increased 15% and 27%, respectively, for the first nine months of 2006 compared to the first nine months of 2005.  The composition of our revenue by product classification for the third quarter and first nine months of 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
New	17%	9%	14%	8%
Mainstream	50%	53%	50%	52%
Mature	33%	38%	36%	40%

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
PLD	79%	81%	80%	81%
FPGA	21%	19%	20%	19%

Beginning with the quarter ended March 31, 2006 we have reclassified our New, Mainstream and Mature product categories to better reflect our current product portfolio. The New product category has been narrowed, and as such several products have been removed from our New product category and are now classified as Mainstream. As part of the change to product categories, we also reclassified certain products from Mainstream to Mature. Prior period ratios have been recalculated to reflect these new product category classifications. Newly released product families have also been added to the New product classification.

The composition of our revenue by geographical location of our direct and indirect customers is as follows (in thousands):

	Three Months Ended
	September 30, 2006		September 30, 2005

United States revenue:	$11,884	19%	$13,044	24%
Export revenue:
Europe	13,579	21%	12,663	24%
China	11,894	19%	7,251	14%
Japan	8,032	13%	7,878	15%
Taiwan	7,379	12%	3,985	7%
Other Asia	6,033	9%	5,136	10%
Other North America	4,655	7%	3,433	6%
Total export revenue	51,572	81%	40,346	76%
Total revenue	$63,456	100%	$53,390	100%

	Nine Months Ended
	September 30, 2006		September 30, 2005

United States revenue:	$39,087	22%	$37,365	24%
Export revenue:
Europe	43,991	24%	37,714	24%
China	29,336	16%	20,297	13%
Japan	22,948	12%	22,664	14%
Taiwan	17,870	10%	11,838	8%
Other Asia	16,860	9%	16,236	10%
Other North America	13,535	7%	10,955	7%
Total export revenue	144,540	78%	119,704	76%
Total revenue	$183,627	100%	$157,069	100%

As a percentage of revenue, export revenue was 81% and 78% for the three and nine months ended September 30, 2006, respectively, and was 76% for both the three and nine months ended September 30, 2005. Export revenue as a percentage of overall revenue increased in the third quarter of 2006 compared to the same period in 2005 due to more favorable business conditions in Asia.

During the third quarter and first nine months of 2006 compared to the same periods in 2005, total units increased 16% and 15%, respectively, and average selling prices increased 2% for the quarter and nine months ended September 30,

2006, compared to the same periods in 2005. The increase in units sold during the third quarter and first nine months of 2006 compared to the same periods in 2005 was predominantly attributable to significantly higher unit volume of New and Mainstream products based on product categories as previously described.  The increase in average selling price was primarily due to product mix, which was driven by the Company’s increased FPGA revenue.  Selling prices of our products generally decline over time. Higher selling prices of new products commonly offset some or all of this decline; however, product mix changes can also have a significant effect on average selling prices.

Our ability to achieve revenue growth is in large part dependent on the continued development, introduction and market acceptance of new products.

Gross Margin and Operating Expenses

Key elements of our Condensed Consolidated Statement of Operations, expressed as a percentage of revenue, were as follows:

	Three Months Ended (1)		Nine Months Ended (1)
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenue	100.0%	100.0%	100.0%	100.0%
Gross margin	56.1%	56.2%	56.3%	56.4%
Research and development expenses	33.8%	43.4%	34.7%	46.7%
Selling, general and administrative expenses	22.8%	25.4%	22.3%	28.2%
Amortization of intangible assets	4.2%	6.6%	4.4%	6.9%
Loss from operations	(4.8)%	(19.2)%	(5.2)%	(25.4)%

(1) Our Statement of Operations includes the effect of stock-based compensation as previously quantified in Note 4 to these financial statements.

Our gross margin percentage remained relatively constant at 56.1% in the third quarter of 2006 and 56.3% for the first nine months of 2006, compared to 56.2% and 56.4% in the third quarter and first nine months of 2005, respectively. Gross margin changes primarily reflect the effects of varying product mix. The gross margin on new products is initially lower than average gross margins. We typically experience improved gross margins on new products as the result of wafer and assembly price reductions and improved wafer and assembly yields. Accordingly, our gross margins may vary as a result of the timing and volume of new product introductions and the varying product mix of new, mainstream and mature products.

Research and development expenses decreased to $21.5 million (34% of revenue) and $63.7 million (35% of revenue) in the third quarter and first nine months of 2006, respectively, compared to $23.2 million (43% of revenue) and $73.4 million (47% of revenue) in the third quarter and first nine months of 2005, respectively. The decrease in expense is primarily a result of the restructuring plan implemented during the fourth quarter of 2005 and the elimination of stock compensation expense related to acquisitions.  Although we experienced a considerable decline in research and development expense during the three and nine months ended September 30, 2006 compared to the comparable periods in 2005, we believe that a continued commitment to research and development is essential in order to achieve and maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we transition to more advanced process technologies such as 90 nanometer and beyond, mask and engineering wafer costs are becoming increasingly more expensive and will therefore increasingly represent a greater proportion of total research and development expenses.

Selling, general and administrative expenses increased to $14.5 million (23% of revenue) in the third quarter of 2006 and decreased to $40.9 million (22% of revenue) in the first nine months of 2006, compared to $13.6 million (25% of revenue) and $44.3 million (28% of revenue) in the third quarter and first nine months of 2005, respectively. The increase in expense for the three months ended September 30, 2006 compared to the same period in 2005 is primarily attributable to an increase in commission and compensation related expenses of $1.5 million, offset by a reduction of legal expenses of $0.6 million. The decrease in expenses for the nine months ended September 30, 2006 compared to the same period in 2005 is related to a decrease in legal expenses of approximately $5.5 million, primarily offset by an increase in commission and compensation related expenses of  $2.0 million.  These legal expenses were related to the shareholder class action suits, the then pending (now settled) derivative suit and related Audit Committee examination and Special Litigation Committee (“SLC”) investigation (now concluded), and the Securities and Exchange Commission’s informal inquiry.

Amortization of intangible assets declined to $2.7 million and $8.1 million in the third quarter and nine months of 2006, respectively, compared to $3.5 million and $10.9 million for the same periods in 2005. Amortization charges related to previously completed acquisitions (from 2002 and earlier) are expected to be substantially eliminated in 2008.

Other Income, net

Interest income was $3.6 million and $9.7 million in the third quarter and first nine months of 2006, respectively, compared to $2.3 million and $5.9 million for the same periods of 2005. The increase was a result of higher interest rates on marketable securities.

Other income, net, of $4.2 million in the third quarter of 2006 included a $0.8 million gain on the extinguishment of $10.0 million of Convertible Notes for $9.2 million in cash. Amortization of Convertible Notes issuance costs was $0.1 million during the quarter.  For the nine-month period ended September 30, 2006, other income, net, of $12.5 million included a net gain on the sale of UMC common stock of $1.3 million, and a gain of $2.0 million on the extinguishment of $20.0 million of Convertible Notes for $17.8 million in cash, which required recognition of $0.1 million of unamortized issuance costs. Amortization of Convertible Notes issuance costs was $0.4 million for the first nine months of 2006.

Other income, net, of $3.4 million in the third quarter of 2005 primarily included a $1.4 million gain on the extinguishment of $10.0 million of our Convertible Notes for $8.5 million in cash, which required recognition of $0.1 million of unamortized issuance costs.  Amortization of Convertible Notes issuance costs was $0.2 million in the third quarter of 2005. For the nine-month period ended September 30, 2005, other income, net, of $14.3 million primarily included a net gain on the sale of UMC common stock of $4.3 million and a gain of $4.9 million on the extinguishment of $35.5 million of Convertible Notes for $30.2 million in cash, which required recognition of $0.4 million of unamortized issuance costs. Amortization of Convertible Notes issuance costs was $0.7 million for the first nine months of 2005.

We are paying foreign income taxes, which are reflected in the Condensed Consolidated Statement of Operations and are primarily related to the cost of operating our offshore research and development and sales subsidiaries. We expect to continue to pay foreign income taxes at current levels. We are not currently paying federal or state income taxes and do not expect to pay such taxes until the benefits of our tax net operating losses are fully utilized.  We accrue interest expense on our tax contingency reserve.

New Accounting Pronouncements:

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). The Company is required to adopt the provisions of EITF No. 06-03 beginning in fiscal year 2007. The Company does not expect the provisions of EITF No. 06-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value of certain assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but may change current practice for certain entities.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently assessing the impact of SFAS No. 157 on our consolidated financial statements.

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses the diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitive and qualitative factors are considered, is material. SAB 108 is effective for companies with fiscal years ending after November 15, 2006. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings, in the first year of adoption, for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently assessing the impact of SAB 108 on our consolidated financial statements.

Liquidity and Capital Resources:

Financial Condition (Sources and Uses of Cash):

Operating

Net cash provided by operating activities increased by approximately $40.5 million in the nine months ended September 30, 2006 as compared to the corresponding period in fiscal 2005. The change is primarily due to recognition of net income of $2.2 million for the nine months ended September 30, 2006 compared to a net loss of $26.1 million for the nine months ended September 30, 2005.  In addition, an advance payment to Fujitsu of $25.0 million occurred during the nine months ended September 30, 2005 that did not occur in the nine months ended September 30, 2006. Cash from operating activities related to accounts receivable collections provided approximately $7.5 million in the nine months ended September 30, 2006 as compared to the corresponding period in fiscal 2005.  Inventories increased by approximately $8.0 million in the nine months ended September 30, 2006 compared to a decrease of $6.4 million in the corresponding period in fiscal 2005 due primarily to increased inventories related to New products.

Investing

Net cash provided by investing activities decreased by $49.9 million for the nine months ended September 30, 2006 as compared to the corresponding period in 2005. The change is due primarily to decreases in both the sale of short-term investments and the sale of equity securities (principally UMC common stock). Net proceeds from short-term investments totaled $4.4 million for the nine months ended September 30, 2006 compared to $34.1 million for the same period in 2005. Likewise, net proceeds from the sale of equity securities (principally UMC common stock) totaled $10.2 million for the nine months ended September 30, 2006 compared to $27.5 million for the same period in 2005. Further, capital expenditures have been greater in the first nine months of 2006, totaling $10.9 million compared to $8.0 million in the first nine months in 2005, which is primarily related to purchases of new test equipment.

Financing

Net cash used in financing activities decreased by $16.2 million in the nine months ended September 30, 2006 as compared to the corresponding period in 2005. The decrease is due primarily to the use of  $17.8 million to extinguish our Convertible Notes in 2006 compared to $30.2 million in 2005. Further, net proceeds from the issuance of common stock for 2006 increased $4.1 million over the same period in 2005. These changes were offset by a decrease in net advances on the Yen line of credit to $1.2 million for the first nine months of 2006 compared to $1.6 million for the first nine months of 2005.

Liquidity:

As of September 30, 2006, our principal source of liquidity was $268.1 million of cash and marketable securities, which represents a $3.9 million increase compared to the balance at December 31, 2005.  Our working capital at September 30, 2006 was $302.6 million, compared to $278.4 million at December 31, 2005, an increase of $24.2 million.  Most of this increase in liquidity and working capital for the nine months ended September 30, 2006 was derived from the increase in cash flows from operations and proceeds from the sale of UMC stock, which more than offset the early payment of $17.8 million to extinguish $20.0 million principal amount of our Convertible Notes (which are due July 1, 2010), and our capital expenditures, which we expect to be approximately $13.0 million to $15.0 million for the year ending December 31, 2006.

We believe that our existing liquid resources and expected cash generated from future operations, combined with wafer credits from foundries and our ability to borrow additional funds, will be adequate to meet our operating and capital requirements and obligations for the next 12 months. Included in such anticipated obligations are advance payments to Fujitsu of $37.5 million in the fourth quarter of 2006 and $37.5 million in the first quarter of 2007 (the first $37.5 million based on the achieved milestone in the fourth quarter of 2006, and the final $37.5 million based on a milestone expected to be achieved in the fourth quarter of 2006).  These payments represent the final two installments to complete the unsecured advance payments of $125.0 million to Fujitsu for prepaid wafers.  The advance payments will be returned to us in the form of wafer credits or other repayment, subject to the right of either party to terminate the agreement upon the occurrence of certain events. At September 30, 2006, $1.1 million had been returned to us in the form of wafer credits, and we expect an additional $20.5 million in wafer credits during the next twelve months.

From 2003 through September 30, 2006, the Company has paid an aggregate of $74.1 million to extinguish $86.5 million principal amount of Convertible Notes, which are due July 1, 2010. From time to time the Company will assess its liquidity and capital resources, and overall economic and market conditions, and may repurchase additional Convertible Notes prior to their due date.  While the Convertible Notes are due for payment in 2010, holders of the Convertible Notes have a right to require payment of the Convertible Notes on July 1, 2008. As of September 30, 2006, $113.5 million principal amount of the Convertible Notes remain outstanding.

We may in the future seek new or additional sources of funding. In addition, in order to secure additional wafer supply, we may from time to time consider various financial arrangements including equity investments, advance purchase payments, loans, or similar arrangements with independent wafer manufacturers in exchange for committed wafer capacity. To the extent that we pursue any such additional financing arrangements, additional debt or equity financing may be required. There can be no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financing will decrease existing stockholders’ equity percentage ownership and may, depending on the price at which the equity is sold, result in dilution.

Contractual Obligations:

Our only significant operating leases, apart from those accrued for in the restructuring, are for our facilities in San Jose, California and Bethlehem, Pennsylvania.  Our lease in San Jose expires in December of 2008. Annual rent is $4.0 million and increases approximately 3% annually.  Our lease in Bethlehem expires in August of 2009.  Annual rent is $0.8 million and increases approximately 3% annually. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful life of the assets.

     On September 10, 2004, we entered into an Advance Payment and Purchase Agreement (the “Fujitsu APP Agreement “) with Fujitsu Limited (“Fujitsu”), pursuant to which we will advance $125.0 million to Fujitsu.  The initial two payments of $25.0 million each were made in October 2004 and January 2005. The remaining payments will be made in two stages upon the achievement of certain milestones and will be recorded upon completion of the related milestone. The third milestone has been achieved, and as a result, we will pay $37.5 million in the fourth quarter of 2006. We currently anticipate that the final milestone will be met in the fourth quarter of 2006 and we will pay the final $37.5 million in the first quarter of 2007.

During the third quarter of 2006, we entered into an amendment (“Amendment”) to the Fujitsu APP Agreement.  Prior to the Amendment, our $125.0 million advance was to be credited against the purchase price of 300mm wafers received from Fujitsu. The Amendment permits us to also credit the advance against the purchase price of 200mm wafers. The Fujitsu APP Agreement will continue until the full amount of the advance payment has been returned to us in the form of wafer credits or other repayment, subject to the right of either party to terminate the agreement upon the occurrence of certain events.  Prior to the Amendment, we could request a refund of the unused amount of the advance payment if we have not used all of our wafer credits by December 31, 2007.  Pursuant to the Amendment, we may request a refund of the unused amount of the advance payment if we have not used all of our wafer credits by December 31, 2008.  The repayment obligation of Fujitsu is unsecured.

There have been no other material changes outside of the ordinary course of business in our contractual obligations and rights since the filing of our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements:

As of September 30, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair market value of the Convertible Notes is subject to interest rate risk and market risk due to the convertible feature of the Convertible Notes, the fair market value of the Company’s common stock, and other factors.  Changes in the fair market value of the Convertible Notes does not impact our financial position, cash flows or results of operations. As of September 30, 2006 and December 31, 2005, the fair market value of the Convertible Notes was approximately $107.0 million and $114.0 million, respectively, based on market prices.  While the Convertible Notes are due for payment in 2010, holders of the Convertible Notes have a right to require payment of the Convertible Notes on July 1, 2008.

Except as described in the preceding paragraph, there have been no other material changes to the quantitative and qualitative disclosures about market risk reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during the three months ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September and October 2004, three putative class action complaints were filed in the United States District Court for the District of Oregon against Lattice Semiconductor Corporation, our Chief Executive Officer and President Stephen A. Skaggs, and our former Chief Executive Officer Cyrus Y. Tsui. These complaints were filed on behalf of a putative class of investors who purchased our stock between April 22, 2003 and April 19, 2004. They generally alleged violations of federal securities laws arising out of our previously announced restatement of financial results for the first, second, and third quarters of 2003. Consistent with the usual procedures for cases of this kind, these cases were amended and consolidated into a single action. In an amended and consolidated complaint filed January 27, 2005 our former President and our former Controller were added as defendants. The complaints generally sought an unspecified amount of damages, as well as attorney fees and costs. The Company has entered into an agreement with the plaintiffs to settle the consolidated action. The agreement, which has preliminary court approval, does not contain any admission of fault or wrongdoing on the part of the Company or any of the individual defendants in the litigation. The agreement is subject to, and conditioned upon, final court approval. The agreement provides that plaintiffs will receive an aggregate amount of $3.5 million, inclusive of fees and expenses of counsel, in exchange for a release of the Company and the individual defendants from all claims asserted in the litigation. Subject to final approval by the Court, the Company’s insurance carriers have agreed with the Company to pay the entire amount, on behalf of the Company, to settle the suit under the terms of the Company’s director and officer liability insurance policy. The Company has recorded a liability in its financial statements for the proposed amount of the settlement. Additionally, because the insurance carriers have agreed to pay the entire $3.5 million settlement amount, a receivable was also recorded for the same amount. Accordingly, there is no impact to the Condensed Consolidated Statement of Operations as the amounts of the settlement and the insurance recovery fully offset each other.

On June 14, 2005, we announced that our Audit Committee, in connection with its responsibilities for financial oversight, was conducting an internal examination. The examination concerned issues primarily associated with executive compensation and several items pertaining to our internal controls. On August 9, 2005, we announced that the Audit Committee had concluded the examination. We have furnished information regarding the matters examined by the Audit Committee to the Securities and Exchange Commission, which has been conducting an informal inquiry into our prior restatement of financial results. On September 30, 2005 the Securities and Exchange Commission issued a Cease and Desist Order concerning our former Controller, and referenced certain events in connection with our prior restatement of financial results. We are cooperating fully with the Securities and Exchange Commission and intend to continue to do so. In September 2006, we made a settlement offer to the Securities and Exchange Commission to resolve the informal inquiry. We offered to consent to the entry of a cease and desist order with respect to violations of Sections 13(a) and 13(b)(2)(A)-(B) of the Securities Exchange Act of 1934, as amended, and Rule 13a-13 promulgated thereunder. We will not be required to pay any penalties in connection with the settlement. The proposed settlement is subject to final approval by the Securities and Exchange Commission. The Securities and Exchange Commission staff has agreed to recommend such approval. However, if we do not reach agreement with the Securities and Exchange Commission to settle its informal inquiry or if the Securities and Exchange Commission decides to pursue enforcement action against us, or any other governmental agency or regulatory body takes similar action, our management could be distracted, we could incur substantial costs and there could be a material adverse effect on our business.

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

As a semiconductor company, we operate in a dynamic environment marked by rapid product obsolescence. The programmable logic market is characterized by rapid technology and product evolution and historically the market for FPGA products has grown faster than the market for PLD products. Currently we derive a greater proportion of our revenue from PLD products than FPGA products. Consequently, our future success depends on our ability to introduce new FPGA and associated software design tool products that meet evolving customer needs while achieving acceptable margins. We are presently shipping our next generation FPGA product families that are critical to our ability to grow our FPGA product revenue and expand our overall revenue. We also plan to continue upgrading our customer design tool products and increase our offerings of intellectual property cores. If we fail to introduce new products in a timely manner, or if these products or future new products fail to achieve market acceptance, our operating results would be harmed.

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

The potential impact of customer design-in activity on future revenue is inherently uncertain and could impact our ability to manage production or our ability to forecast sales.

We face uncertainties relating to the potential impact of customer design-in activity because it is unknown whether any particular customer design-in will ultimately result in sales of significant volume.  After a specific customer design-in is obtained, many factors can impact the timing and amount of sales that are ultimately realized from the specific customer design-in.  Changes in the competitive position of our technology, our customer’s product competitiveness, our customer’s product strategy, the financial position of our customer, and many other factors can all impact the timing and amount of sales ultimately realized from any specific customer design-in.  As a result, we may not be able to accurately manage the production levels of our new products or accurately forecast the future sales of such products, and, thus, our operating results could be harmed.

Our products may not be competitive if we are unsuccessful in migrating our manufacturing processes to more advanced technologies or alternative fabrication facilities.

To develop new products and maintain the competitiveness of existing products, we need to migrate to more advanced wafer manufacturing processes that use smaller device geometries. We also may need to use additional foundries. Because we depend upon foundries to provide their facilities and support for our process technology development, we may experience delays in the availability of advanced wafer manufacturing process technologies at existing or new wafer fabrication facilities. As a result, volume production of our advanced process technologies at the fabrication facilities of Fujitsu, UMC or future foundries may not be achieved. This could harm our operating results.

Our supply of assembled and tested products could be interrupted or reduced, which may result in a shortage of products available for sale.

We do not assemble our finished products or perform all testing of our products. Currently, our finished products are assembled and tested by ASE in Malaysia, Amkor in the Philippines and South Korea, Fujitsu in Japan, AIT in Indonesia, and other independent contractors in Asia. If any of our current or future assembly or test contractors significantly interrupts or reduces our supply of assembled and tested devices, our operating results could be harmed.

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

Many other factors that could disrupt our supply of finished products are beyond our control. Since worldwide capacity for assembly and testing of semiconductor products is limited and inelastic, we could be harmed by significant industry-wide increases in overall demand or interruptions in supply. The assembly of complex packages requires a consistent supply of a variety of raw materials such as substrates, leadframes, and mold compound. The worldwide manufacturing capacity for these materials is also limited and inelastic. A significant industry-wide increase in demand, or interruptions in the supply of these materials to our assembly or test contractors, could harm our operating results. Additionally, a future disruption of any of our assembly or test contractors’ operations as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, or other natural disaster or catastrophic event could disrupt our supply of assembled and tested devices and could harm our operating results.

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

All of our major silicon wafer suppliers operate fabrication facilities located in Asia. Additionally, our finished silicon wafers are assembled and tested by independent contractors located in Malaysia, South Korea, the Philippines, Indonesia and Japan. Economic, financial, social and political conditions in Asia have historically been volatile. Financial difficulties, the effects of currency fluctuation, governmental actions or restrictions, prolonged work stoppages, political unrest, war, natural disaster, disease or any other difficulties experienced by our suppliers may disrupt our supply and could harm our operating results.

Export sales account for the majority of our revenue and may decline in the future due to economic and governmental uncertainties.

We derive a majority of our revenue from export sales.  Accordingly, if we experience a decline in export sales, our operating results could be harmed.  Our export sales are subject to numerous risks, including:

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

Fujitsu, UMC, Chartered Semiconductor or at other foundries;

•     changes in manufacturing yields including delays in achieving target yields on new products;

•     adverse movements in exchange rates, interest rates or tax rates; and

•     the availability of adequate supply commitments from our wafer foundries and assembly and test subcontractors.

Our quarterly results may also fluctuate as a result of the legal expenses accrued in any given period in connection with the Securities and Exchange Commission’s informal inquiry. As a result of these factors, our past financial results are not necessarily a good predictor of our future results.

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

We face risks related to litigation and an informal inquiry by the Securities and Exchange Commission.

On June 14, 2005, we announced that our Audit Committee, in connection with its responsibilities for financial oversight, was conducting an internal examination. The examination concerned issues primarily associated with executive compensation and several items pertaining to our internal controls. On August 9, 2005, we announced that the Audit Committee had concluded the examination. We have furnished information regarding the matters examined by the Audit Committee to the Securities and Exchange Commission, which has been conducting an informal inquiry into our prior restatement of financial results. On September 30, 2005 the Securities and Exchange Commission issued a Cease and Desist Order concerning our former Controller, and referenced certain events in connection with our prior restatement of financial results. We are cooperating fully with the Securities and Exchange Commission and intend to continue to do so. In September 2006, we made a settlement offer to the Securities and Exchange Commission to resolve the informal inquiry. We offered to consent to the entry of a cease and desist order with respect to violations of Sections 13(a) and 13(b)(2)(A)-(B) of the Securities Exchange Act of 1934, as amended, and Rule 13a-13 promulgated thereunder. We will not be required to pay any penalties in connection with the settlement. The proposed settlement is subject to final approval by the Securities and Exchange Commission. The Securities and Exchange Commission staff has agreed to recommend such approval. However, if we do not reach agreement with the Securities and Exchange Commission to settle its informal inquiry or if the Securities and Exchange Commission decides to pursue enforcement action against us, or any other governmental agency or regulatory body takes similar action, our management could be distracted, we could incur substantial costs and there could be a material adverse effect on our business.

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

If we are unable to effectively and efficiently improve our internal controls in response to changing business, accounting and regulatory factors there could be a material adverse effect on our operations or financial results.

No assurance can be given that we will be able to successfully maintain, change and enhance as appropriate, our internal controls and procedures, or that any changes or enhancements to our controls and procedures will have the desired effect. In addition, we may be required to hire additional employees, and may experience higher than anticipated capital expenditures and operating expenses, during the implementation of any changes and enhancements and thereafter. Furthermore, future assessments of our internal controls and procedures may reveal material weaknesses. If we are unable to maintain, and effectively and efficiently change and enhance as appropriate, our internal controls and procedures, or if we discover material weaknesses, there could be a material adverse effect on our operations or financial results.

Changes in accounting for equity compensation will adversely affect our consolidated statement of operations and could adversely affect our ability to attract and retain employees.

We have historically used stock options as a key component of employee compensation in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes to generally accepted accounting principles that require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives beginning in the quarter ended March 31, 2006. For the three and nine month periods ended September 30, 2006 we recorded $1.1 million and $2.5 million of stock-based compensation expense, respectively. To the extent that these or other new regulations make it more difficult or expensive to grant options to employees, we will incur increased compensation costs. We may also change our equity compensation strategy, and this could make it difficult to attract, retain and motivate employees. Any of these results could materially and adversely affect our business.

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

At September 30, 2006, our book value per share was $4.43 compared to our stock price, which has ranged from a low of $4.20 per share to a high of $7.55 per share for the nine months ended September 30, 2006.  Presently, our stock price is trading above our consolidated book value.  Should our stock price drop below book value for a sustained period, it may become necessary to record an impairment charge to goodwill, which would negatively impact our results of operations.

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

ITEM 6. EXHIBITS

Exhibits	Description

10.53	Addendum dated March 22, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited.

10.54	Addendum dated effective October 1, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Pursuant to Rule 246b-2 under the Securities Exchange Act of 1934, the registrant has applied contemporaneously for  confidential treatment for portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

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

Date: November 7, 2006