Form 10-K
period 2006-12-30
LATTICE SEMICONDUCTOR CORP
filed 2007-03-09
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

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

(Title of Class)
Common Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of July 1, 2006	$426,520,870
Number of shares of common stock outstanding as of March 7, 2007	114,742,134

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2007 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include overall semiconductor market conditions, market acceptance and demand for our new products, our dependencies on our silicon wafer suppliers, the impact of competitive products and pricing, technological and product development risks, and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), including but not limited to, the items discussed in “Risk Factors” in Item 1A of Part I of this report. You should not unduly rely on forward-looking statements because our actual results could materially differ from those expressed in any forward-looking statements made by us. Further, any forward-looking statement applies only as of the date on which it is made. We are not required to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Item 1. Business.

Lattice Semiconductor Corporation (the “Company”) designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by end customers as specific logic circuits, and thus enable shorter design cycle times and reduced development costs. Our end customers are primarily original equipment manufacturers in the communications, computing, consumer, industrial, automotive, medical and military end markets.

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

We report based on a 52 or 53-week year ending on the Saturday closest to December 31. Our fiscal 2002, 2004, 2005 and 2006 years were 52-week years and ended December 28, 2002, January 1, 2005, December 31, 2005 and December 30, 2006, respectively. Our 2003 fiscal year was a 53-week year and ended January 3, 2004. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

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

Logic circuits are found in a wide range of today’s digital electronic equipment including communications, computing, consumer, industrial, automotive, medical, and military systems. The logic market encompasses general purpose logic semiconductor products, which include programmable logic devices, and application-specific semiconductor products, which include ASICs (devices marketed to a single user) and ASSPs (devices marketed to multiple users). According to Gartner(1), the general purpose logic and application-specific semiconductor product categories combined accounted for approximately 37% of the estimated $259 billion worldwide semiconductor market in 2006. Manufacturers of electronic equipment are challenged to bring differentiated products to market quickly. These competitive pressures often preclude the use of custom-designed ASICs, which generally entail significant design risks, non-recurring costs and time delays. Standard logic products, an alternative to custom designed ASICs, limit a manufacturer’s flexibility to adequately customize an end system. Programmable logic addresses this inherent dilemma. Programmable logic is a standard semiconductor product, purchased by systems manufacturers in a “blank” state, that can be custom configured into a virtually unlimited number of specific logic functions by programming the device with electrical signals. Programmable logic gives system designers the ability to quickly create custom logic functions to provide product differentiation without sacrificing rapid time to market.

According to Gartner(1), the programmable logic market was approximately $3.7 billion in 2006. Within this market, there are two main segments,  field programmable gate arrays (“FPGAs”) and programmable logic devices (“PLDs”), each representing a distinct silicon architectural approach. We believe that in 2006, FPGA was a $3.0 billion market while PLD was a $0.7 billion market. Products based on the two alternative programmable logic architectures are generally optimal for different types of logic functions, although many logic functions can be implemented using either architecture. FPGAs are characterized by a narrow-input logic cell and use a distributed interconnect scheme. FPGAs may also contain dedicated blocks of fixed circuits such as memory, high-speed input/output interface or processors. PLDs are characterized by a regular building block structure of wide-input logic cells, called macrocells, and use a centralized logic interconnect scheme. Although FPGAs and PLDs are typically suited for use in distinct types of logic applications, we believe that a substantial portion of programmable logic customers utilize both FPGA and PLD products.

Lattice Products

We strive to offer innovative and differentiated programmable solutions based on our proprietary technology and intellectual property.

FPGA Products

In 2002, we entered the FPGA market as a result of our acquisition of the Agere FPGA business. During fiscal 2006, 20% of our revenue was derived from FPGA products, as compared to 18% in 2005 and 19% in 2004. In the future, we plan to introduce new families of innovative, high performance FPGAs. The key features of our newest FPGA families are described in the table below:

FPGA Family	Year Introduced	Process Technology (nm)	Operating Voltage (v)	Logic (K LUTs)	SERDES Channels	Max RAM (Mb)	I/O Pins (#)
LatticeSC™	2006	90	1.0/1.2	15-115	4-32	9.6	139-942
LatticeECP2™	2006	90	1.2	6-68	—	1.2	95-628
LatticeECP2M™	2006	90	1.2	19-95	4-16	5.5	140-601
LatticeXP™	2005	130	3.3/2.5/1.8/1.2	3-20	—	0.5	62-340
LatticeEC/P™	2004	130	1.2	2-33	—	0.6	67-496

(1)          Gartner Dataquest, “Semiconductor Forecast Worldwide—Forecast Database,” Nolan Reilly and Richard Gordon, Nov. 15, 2006.

The LatticeSC family of FPGAs combines a high performance FPGA fabric, with many advanced features in a single unique architecture. This family is fabricated using 90nm technology to provide high performance, and includes specific features to meet the needs of today’s high-speed communication system designs. These features include up to 32 channels of 3.8Gbps serializer/deserializer (“SERDES”) with an advanced embedded Physical Coding Sub-layer (“PCS”), up to 9.6 Mbits of RAM, and dedicated I/O logic to support source synchronous I/O standards such as RapidIO, HyperTransport, SPI4.2, SFI-4, UTOPIA, XGMII and CSIX. Multiple hierarchical clocking and clock management resources are provided to support programmable logic designs needed in today’s high-end system designs. High speed I/O with bandwidths up to 2Gbps per pin are designed for use with high throughput systems. For low cost system level integration, the LatticeSC family offers MACO™ (Masked Array for Cost Optimization) structured ASIC blocks: up to 12 blocks per device with a variety of pre-engineered intellectual property (“IP”) cores.

The LatticeECP2 family integrates features and capabilities previously only available in higher cost/high performance FPGAs; this second generation family expands the range of applications that can take advantage of low cost FPGA products. These integrated features and capabilities include pre-engineered source synchronous I/O for implementation of double data rate (“DDR”) and double data rate two (“DDR2”) memory interfaces, enhanced configuration options, and high performance multiply, addition, subtract and accumulate digital signal processing (“DSP”) blocks.

We also recently introduced the LatticeECP2M FPGA family to serve customers who need low-cost SERDES capability for chip-to-chip and small form-factor backplane applications. The LatticeECP2M family maintains all of the features of the LatticeECP2 family that are required for high-volume, cost-sensitive applications, while providing increased memory capacity (ranging from 1.3 Mbits to 5.5 Mbits) and DSP resources (ranging from 24 to 168 multipliers). The five devices in the series provide an inexpensive alternative for implementing PCI Express, Ethernet, Serial RapidIO and CPRI/OBSAI interfaces. The SERDES integrated into the LatticeECP2M devices has been engineered as a quad-based architecture with 1 to 4 quads (up to a maximum of 16 SERDES channels per device), depending on the size of the device. Each quad features 4 SERDES channels (4 complete TX and RX channels), with each channel typically operating on 100mW at full speed and supporting data rates from 270 Mbps to 3.125 Gbps. A flexible PCS layer that includes 8b/10b encoding, an Ethernet link state machine and rate matching circuitry also are built onto the chip.

The LatticeXP family, introduced in 2005, is a non-volatile FPGA family manufactured using a 130nm embedded flash process co-developed with our foundry partner Fujitsu Limited (“Fujitsu”). Unlike traditional FPGAs that require an external device to load the configuration bitstream, our non-volatile FPGA products embed a flash block on chip to store the bitstream, which offers customers unique benefits with regard to design security, instant-on logic functionality and improved field upgradability.

The LatticeEC/P, introduced in 2004, is a 130nm family currently in volume production. This family was designed to support high volume customer applications, which require a low cost FPGA fabric. Additionally, this family provides several important, performance-enhancing features, including built-in DDR memory support, a flexible high-performance DSP block and support for industry standard, low cost, SPI-flash boot memories.

PLD Products

During fiscal 2006, 80% of our revenue was derived from PLD products, as compared to 82% in 2005 and 81% in 2004. At present, we offer the industry’s broadest line of PLDs based on our numerous families of ispLSI® , ispMACH™ and GAL® products. The key features of selected PLD families are described in the table below:

PLD Family	Year Introduced	Process Technology (nm)	Operating Voltage (v)	Maximum Speed (MHz)	Minimum Prop Delay (Nanoseconds)	Logic (Macrocells)	I/O Pins (#)
MachXO™	2005	130	3.3/2.5/1.8/1.2	345	3.5	128-1,140	73-271
ispMACH 4000Z	2003	180	1.8	267	3.5	32-256	32-128
ispMACH 4000V/B/C	2001	180	3.3/2.5/1.8	400	2.5	32-512	30-208

The MachXO family of crossover programmable logic devices combines an optimized lookup table (“LUT”) fabric with Lattice’s non-volatile technology to provide the high pin-to-pin performance and instant-on logic functionality associated with PLDs, and the flexibility of FPGAs. This low cost, infinitely reconfigurable family is designed to offer a cost effective alternative for applications traditionally served by PLDs or low capacity FPGAs such as bus bridging, bus interface and control.

In addition to high performance, the ispMACH 4000Z family features an architecture optimized to ensure ultra-low power consumption. Devices within this family, targeted toward handheld and portable equipment, typically operate using 10-15 microamps of current while in standby mode.

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

In addition, we offer the ispPAC® , Power Manager and ispCLOCK™ families of programmable mixed signal devices. These devices, featuring a combination of programmable logic and programmable analog, allow system designers to quickly and easily implement a wide variety of power and clock management functions within a single integrated circuit. Our ispPAC products can replace numerous discrete components while providing customers with additional design flexibility and time-to-market benefits. We believe these devices provide an opportunity to extend our proprietary technology to an untapped potential market.

Software Development Tools and Intellectual Property Cores

Our products are supported by the ispLEVER® software development tool suite and PAC-Designer® software. Supporting Windows, UNIX and LINUX platforms, ispLEVER software allows our customers to enter, verify and synthesize a design, perform logic simulation and timing analysis, assign input/output pins, designate critical paths, debug, execute automatic timing-driven place and route tasks, and download a logic and input/output configuration to our devices. Designed to seamlessly integrate with third-party electronic design automation environments, ispLEVER software provides a front-to-back design flow that leverages a customer’s prior investment in tools offered by Aldec, Altium, Cadence, Mentor Graphics, Synopsys and Synplicity. In the future, we plan to continue to enhance and expand the capability of our software development tool suite.

Lattice’s IP core program (ispLeverCORE™) assists our customers’ design efforts by providing pre-tested, reusable functions that can be easily utilized, allowing our customers to focus on their unique system architectures. These IP cores eliminate the need to “re-invent the wheel,” by providing many industry-standard functions, including PCI, PCIexpress, DDR, Ethernet and embedded microprocessor and related peripherals.

Product Development

We place substantial emphasis on new product development and believe that continued investment in this area is required to maintain and improve our competitive position. Our product development activities emphasize new proprietary products, enhancement of existing products and process technologies and improvement of software development tools. Product development activities occur in Hillsboro, Oregon; San Jose, California; Downers Grove, Illinois; Bethlehem, Pennsylvania; and Shanghai, China. During 2005, we closed three smaller silicon design centers and one software development center, and consolidated the development activities of those centers into our larger facilities.

Research and development expenses were $82.0 million in fiscal 2006, $97.2 million in 2005 and $94.4 million in 2004. While we expect to continue to make significant future investments in research and development, we streamlined and consolidated our research and development process during the fourth quarter of 2005, the impact of which is reflected in Restructuring charges. (See discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Operations

We do not manufacture our own silicon wafers. We maintain strategic relationships with large semiconductor foundries to source our finished silicon wafers. This strategy allows us to focus our internal resources on product and market development, and eliminates the fixed cost of owning and operating semiconductor manufacturing facilities. We are also able to take advantage of the ongoing advanced process technology development efforts of semiconductor foundries. In addition, all of our assembly operations and most of our test operations are performed by outside suppliers. We perform certain test operations and reliability and quality assurance processes internally. We have achieved and maintained ISO 9001 quality certification since 1993, which is an indication of our high internal operational standards. In 2006, we achieved ISO/TS16949:2002 Quality Systems Certification, and released a full line of PLD products qualified to the AEC-Q100 Reliability Standard.

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

Assembly

After wafer fabrication and initial testing, we ship wafers to independent subcontractors for assembly. During assembly, wafers are separated into individual die and encapsulated in plastic or ceramic packages. Presently, we have qualified assembly partners in China, Indonesia, Japan, Malaysia, the Philippines and South Korea. We negotiate assembly prices, volumes and other terms with our assembly partners and their respective affiliates on a periodic basis.

We currently offer an extensive list of standard products in lead (Pb) free packaging. Our lead-free products meet the European Parliament Directive entitled “Restrictions on the use of Hazardous Substances.” We continually review our suppliers to ensure they meet or exceed our packaging requirements.

Testing

We electrically test the die on each wafer prior to shipment for assembly. Following assembly, prior to customer shipment, each product undergoes final testing and quality assurance procedures. Final testing on certain products is performed by independent contractors in China, Indonesia, Japan, Malaysia, the Philippines and South Korea, and at our Oregon facility.

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

As of December 2006, we have agreements with 20 manufacturers’ representatives and two primary distributors, Arrow Electronics, Inc. and Avnet Inc., in North America. We have also established export sales channels in over 50 foreign countries through a network of over 30 sales representatives and distributors. The majority of our sales are made through distributors.

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

Export sales as a percentage of our total revenue were 80% in fiscal 2006, 77% in 2005 and 71% in 2004. Export sales to China were 17% of revenue in fiscal 2006 and 13% in both 2005 and 2004, while export sales to Japan were 13% of revenue in fiscal 2006, 15% of revenue in 2005 and 14% of revenue in 2004. In addition, export sales to Taiwan were 11% of revenue in fiscal 2006, eight percent in 2005 and nine percent in 2004. Both export and domestic sales are denominated in U.S. dollars, with the exception of sales to Japan, which are denominated in yen. If our export sales decline significantly, there would be a material adverse impact on our business and results of operations.

Our products are sold to a large and diverse group of customers. No individual end customer accounted for more than 10% of total revenue in any of fiscal years 2006, 2005 or 2004.

Seasonality

In most years, we experience some seasonal trends in the sale of our products. Sales of our products are often stronger in the first half of the year, and often weaker in the summer months. In addition, December is often a weak month for sales. However, on balance, general economic and semiconductor market conditions have a greater impact on our business and financial results than seasonal trends.

Backlog

Our backlog of scheduled and released orders at December 30, 2006 was $45.7 million, as compared to $35.5 million at December 31, 2005. This backlog consisted of direct customer and distributor orders scheduled for delivery within the next 90 days. Distributor orders accounted for the majority of the backlog in both periods. Direct customer orders may be changed, rescheduled or cancelled under certain circumstances without penalty prior to shipment. Additionally, distributor orders generally may be changed, rescheduled or cancelled without penalty prior to shipment. Furthermore, certain of our distributor shipments are subject to rights of return and price adjustment. Revenue associated with these distributor shipments is not recognized until the product is resold to an end customer. Typically, the majority of our revenue results from orders placed and filled within the same period. Such orders are referred to as “turns orders.”  By definition, turns orders are not captured in a backlog measurement made at the beginning of a period. We do not anticipate a significant change in this business pattern. For these reasons, backlog as of any particular date should not be used as a predictor of revenue for any future period.

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

The principal competitive factors in the programmable logic market include silicon and software product features, price, technical support, and sales, marketing and distribution strength. The availability of competitive intellectual property cores is also critical. In addition to product features such as density, performance, power consumption, reprogrammability, and reliability, competition occurs on the basis of price and market acceptance of specific products and technology. We intend to continue to address these competitive factors by working to continually introduce product enhancements and new products and by working to reduce the manufacturing cost of our products.

We compete directly with Actel Corporation, Altera Corporation and Xilinx, Inc. We also indirectly compete with other semiconductor companies that provide logic solutions that are not user programmable. Although to date we have not experienced direct competition from companies located outside the United States, such companies may become a more significant competitive factor in the future. Competition may also increase if other larger semiconductor companies seek to expand into our market. Any such increases in competition could have a material adverse effect on our operating results.

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

We hold numerous domestic, European and Asian patents and have patent applications pending in the United States, Asia and Europe. Our current patents will expire at various times between 2007 and 2025. There can be no assurance that pending patent applications or other applications that may be filed will result in issued patents, or that any issued patents will survive challenges to their validity. Although we believe that our patents have value, there can be no assurance that our patents, or any additional patents that may be issued in the future, will provide meaningful protection from competition. We believe that our success will depend primarily upon the technical expertise, experience, creativity and the sales and marketing abilities of our personnel.

Patent and other proprietary rights infringement claims are common in our industry. There can be no assurance that, with respect to any claim made against us, we could obtain a license on terms or under conditions that would not harm our business.

Licenses and Agreements

Advanced Micro Devices

In 1999, as part of our acquisition of Vantis Corporation, a wholly owned subsidiary of Advanced Micro Devices, Inc. (“AMD”), we entered into an agreement with AMD pursuant to which we have cross-licensed Vantis patents with AMD patents, having an effective filing date on or before June 15, 1999, related to programmable logic products. This cross-license was made on a worldwide, non-exclusive and royalty-free basis. Additionally, as part of our acquisition of Vantis, we acquired certain third-party license rights held by Vantis prior to the acquisition, including rights to use certain Xilinx patents to manufacture, market and sell products.

Agere Systems

In 2002, as part of our acquisition of the FPGA business of Agere, we entered into an intellectual property agreement with Agere and Agere Systems Guardian Corporation. Pursuant to this agreement, these Agere companies assigned or licensed to us certain FPGA and Field Programmable System Chip patents, trademarks, software and other intellectual property rights and technology, and we licensed back rights in these same assets. These cross-licenses were made on a worldwide and royalty-free basis.

Altera

In 2001, we entered into a comprehensive, royalty-free patent cross-license agreement and a multi-year patent peace agreement with Altera.

Fujitsu

On September 10, 2004, we entered into an Advance Payment and Purchase Agreement (the “Fujitsu APP Agreement”) with Fujitsu Limited (“Fujitsu”), pursuant to which we advanced $125.0 million to Fujitsu in support of the development and construction of a 300mm wafer fabrication facility in Mie, Japan. The initial two payments of $25.0 million each were made in October 2004 and January 2005, and a third payment of $37.5 million was made in November 2006. The final payment of $37.5 million was accrued and recorded at December 30, 2006 and was paid in January 2007.

During the third quarter of fiscal 2006, we entered into an amendment (“Amendment”) to the Fujitsu APP Agreement. Prior to the Amendment, our $125.0 million advance was to be credited against the purchase price of 300mm wafers received from Fujitsu. The Amendment permits us to also credit the advance against the purchase price of 200mm wafers. The Fujitsu APP Agreement will continue until the full amount of the advance payment has been returned to us in the form of wafer credits or other repayment, subject to the right of either party to terminate the agreement upon the occurrence of certain events. Prior to the Amendment, we could request a refund of the unused amount of the advance payment if we have not used all of our wafer credits by December 31, 2007. Pursuant to the Amendment, we may request a refund of the unused amount of the advance payment if we have not used all of our wafer credits by December 31, 2008. The repayment obligation of Fujitsu is unsecured.

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

In 1997 we entered into an advance production payment agreement with Seiko Epson and EEA which was subsequently amended in 2002 and March 2004. Under this agreement we advanced $51.3 million to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility. As of December 30, 2006 all of the payments have been repaid to us in the form of semiconductor wafers. We are not obligated to make additional payments under this agreement.

UMC Group

In 1995, we entered into a series of agreements with United Microelectronics Corporation (“UMC”), a public Taiwanese company, pursuant to which we agreed to join UMC and several other companies to form a separate Taiwanese corporation, (“UICC”), for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, China. Under the terms of the agreements, we invested $49.7 million for an approximate 10% equity interest in the corporation and the right to receive a percentage of the facility’s wafer production at market prices.

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

Employees

At December 30, 2006, we had 960 full-time employees. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical and management personnel. No employee is subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers of the Registrant

The following individuals currently serve as our executive officers:

Name	Age	Position
Stephen A. Skaggs	44	Chief Executive Officer, President and Director
Jan Johannessen	51	Senior Vice President and Chief Financial Officer
Martin R. Baker	51	Corporate Vice President, General Counsel and Secretary
Stephen M. Donovan	55	Corporate Vice President, Sales

Stephen A. Skaggs joined the Company in December 1992 as Director, Corporate Development. He was appointed Senior Vice President, Chief Financial Officer and Secretary in August 1996. He was appointed President in October 2003, Chief Executive Officer in August 2005 and Director in November 2005.

Jan Johannessen rejoined the Company in October 2001 as Vice President, Investments. In October 2003, he was appointed Corporate Vice President and Chief Financial Officer. He originally joined the Company in 1983 and served as Vice President and Chief Financial Officer between 1987 and 1993. From 1993 to 2001, he worked as an independent venture capitalist. He was appointed Senior Vice President in November 2005.

Martin R. Baker joined the Company in January 1997 as Vice President and General Counsel. He was appointed Secretary in August 2005 and Corporate Vice President in November 2005. From 1991 until he joined the Company, Mr. Baker held legal positions with Altera Corporation.

Stephen M. Donovan joined the Company in October 1989 and served as Director of Marketing and Director of International Sales. He was appointed Vice President, International Sales in August 1993. He was promoted to Corporate Vice President, Sales in May 1998. Mr. Donovan has worked in the programmable logic industry since 1982.

Available Information

We make available, free of charge through our website at www.latticesemi.com, via a link to the SEC’s website at www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports and statements as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. You may also obtain free copies of these materials by contacting our Investor Relations Department at 5555 N.E. Moore Court, Hillsboro, Oregon 97124-6421, telephone (503) 268-8000.

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

Fujitsu has agreed to manufacture our current and future FPGA products on its 130 nanometer and 90 nanometer CMOS process technologies, as well as on 130 nanometer and 90 nanometer technologies with embedded flash memory that we have jointly developed with Fujitsu. We have access to 65 nanometer CMOS process technology from Fujitsu. Fujitsu is our sole source supplier for our newest FPGA products, our new wafer fabrication processes and our planned future FPGA products. The success of our next generation FPGA products is dependent on our ability to successfully partner with Fujitsu. If for any reason we are unsuccessful in our efforts to partner with Fujitsu in connection with these next generation FPGA products, our future revenue growth would be materially adversely affected.

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

To develop new products and maintain the competitiveness of existing products, we need to migrate to more advanced wafer manufacturing processes that use smaller device geometries. We also may need to use additional foundries. Because we depend upon foundries to provide their facilities and support for our process technology development, we may experience delays in the availability of advanced wafer manufacturing process technologies at existing or new wafer fabrication facilities. As a result, volume production of our advanced process technologies at fabrication facilities may not be achieved. This could harm our operating results.

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

We depend on our foundries to deliver high quality silicon wafers with acceptable yields in a timely manner. As is common in our industry, we have experienced wafer yield problems and delivery delays. If our foundries are unable for a prolonged period to produce silicon wafers that meet our specifications, with acceptable yields, our operating results could be harmed.

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

We generally warrant our products for varying lengths of time against non-conformance to our specifications and certain other defects. Because our products, including hardware and software, are highly complex and incorporate leading-edge technology, our quality assurance programs may not detect all defects, whether manufacturing defects in individual products or systematic defects that could affect numerous shipments. On occasion we have repaired or replaced certain components and software or refund the purchase price or license fee paid by our customers due to product defects. If there are material increases in warranty claims or the costs to resolve warranty claims compared with our historical experience, our revenue, gross margins, and net income may be adversely affected. For example, an inability to cure a product defect in a timely manner could result in product reengineering expenses, increased inventory costs, or damage to our reputation, any of which could materially impact our revenue, gross margins, and net income.

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

We carry insurance customary for companies in our industry, including, but not limited to, liability, property and casualty, worker’s compensation and business interruption insurance. We also self-insure our employees for basic medical expenses, subject to a true insurance stop loss for catastrophic illness. In addition, we have insurance contracts that provide director and officer liability coverage for our directors and officers. Other than the specific areas mentioned above, we are self-insured with respect to most other risks and exposures, and the insurance we carry in many cases is subject to a significant policy deductible or other limitation before coverage applies. Based on management’s assessment and judgment, we have determined that it is more cost effective to self-insure against certain risks than to incur the insurance premium costs. The risks and exposures for which we self-insure include, but are not limited to, natural disasters, product defects, political risk, theft, patent infringement and some employment practice matters. Should there be a catastrophic loss due to an uninsured event such as an earthquake or a loss due to adverse occurrences in any area in which we are self-insured, our financial condition, results of operations and liquidity may be adversely affected.

Changes in accounting for equity compensation will adversely affect our consolidated statement of operations and could adversely affect our ability to attract and retain employees.

We have historically used equity incentives as a key component of employee compensation in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages.  The Financial Accounting Standards Board has adopted changes to generally accepted accounting principles that require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives beginning in the quarter ended April 1, 2006. To the extent that these or other new regulations make it more difficult or expensive to grant stock options and other equity incentives to employees, we will incur increased compensation costs. We may also change our equity compensation strategy, and this could make it difficult to attract, retain and motivate employees. Any of these results could materially and adversely affect our business.

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

We face risks related to litigation.

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

•       our ability to develop new process technologies and achieve volume production at wafer fabrication facilities;

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

•       announcements of technological innovations or new products by other companies; and

•       any developments that materially adversely impact investors’ perceptions of our business prospects.

At December 30, 2006, our book value per share was $4.45 compared to our stock price, which has ranged from a low of $4.20 per share to a high of $7.55 per share for fiscal 2006. Presently, our stock price is trading above our consolidated book value. Should our stock price drop below book value for a sustained period, it may become necessary to record an impairment charge to goodwill, which would negatively impact our results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters consists of land and 200,000 square feet of buildings we own in Hillsboro, Oregon. A portion of undeveloped land near the corporate headquarters is currently marketed for sale. In China, we own 19,000 square feet of research and development space and lease an additional 8,000 square feet of research and development space in a facility in Shanghai. We also own a 14,000 square foot facility in Shanghai, China that is vacant. We are currently seeking to lease or sell this facility. We currently lease a 133,000 square foot research and development facility in San Jose, California through December 2008, a 6,400 square foot research and development facility in Illinois through August 2007, and a 36,000 square foot research and development facility in Pennsylvania through August 2009. We also lease office facilities in multiple metropolitan locations for our domestic and international sales staff. We believe that our existing facilities are suitable and adequate for our current and foreseeable future needs.

Additionally, we lease a 25,000 square foot facility in Austin, Texas through December 2011, a 7,500 square foot facility in the United Kingdom through December 2013 and a 6,300 square foot facility in Colorado through December 2007. As part of our 2005 restructuring plan (see discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) in December 2005 we ceased our research and development operations in these three locations, and have subleased the Colorado facility through the end of 2007. We are currently seeking to sublease the premises in the United Kingdom.

In the first quarter of 2007 we entered into a sublease agreement for a portion of the research and development facility in San Jose, California, and for the vacated premises in Austin, Texas.

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

Consistent with the usual procedures for cases of this kind, these cases were amended and consolidated into a single action. In an amended and consolidated complaint filed January 27, 2005 our former President and our former Controller were added as defendants. The complaints generally sought an unspecific amount of damages, as well as attorney fees and costs. On March 16, 2006 the Company announced it had entered into an agreement with the plaintiffs to settle the consolidated action. The agreement does not contain any admission of fault or wrongdoing on the part of the Company or any of the individual defendants in the litigation, and provides that plaintiffs will receive an aggregate amount of $3.5 million, inclusive of fees and expenses of counsel, in exchange for a release of the Company and the individual defendants from all claims asserted in the litigation. The Company’s insurance carriers have paid the entire amount, on behalf of the Company, to settle the suit under the terms of the Company’s director and officer liability insurance policy. On November 6, 2006, the court formally approved the settlement and issued an Order of Dismissal with Prejudice. The Company had previously recorded a liability in its financial statements for the proposed amount of the settlement. Additionally, because the insurance carriers had agreed to pay the entire $3.5 million settlement amount, a receivable was also recorded for the same amount. Accordingly, there was no impact to the Consolidated Statement of Operations as the amounts of the settlement and the insurance recovery fully offset. With the final settlement and dismissal of the litigation with prejudice, the offsetting receivable and liability have been reversed as of December 30, 2006.

We previously announced that the SEC had been conducting an informal inquiry into our restatement of financial results for the first, second, and third quarters of 2003. We also previously announced that our Audit Committee conducted an internal examination concerning issues primarily associated with executive compensation and several items pertaining to our internal controls. We have furnished information regarding our restatement and the other matters examined by the Audit Committee to the SEC. On September 30, 2005 the SEC issued a Cease-and-Desist Order concerning our former Controller, and referenced certain events in connection with our prior restatement of financial results. In September 2006, we made a settlement offer to the SEC to resolve the informal inquiry. We offered to consent to the entry of a cease and desist order with respect to violations of Sections 13(a) and 13(b)(2)(A)-(B) of the Securities Exchange Act of 1934, as amended, and Rule 13a-13 promulgated thereunder. The proposed settlement was approved by the SEC, and on January 12, 2007 the SEC issued an Order instituting Cease-and-Desist Proceedings, making findings, and imposing a Cease-and-Desist Order pursuant to Section 21C of the Securities Exchange Act of 1934.

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

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the over-the-counter market and prices are quoted on the NASDAQ Global Market under the symbol “LSCC.”  The following table sets forth the low and high intraday sale prices for our common stock for the last two fiscal years, as reported by NASDAQ.

	Low	High
2005:
First Quarter	$4.26	$5.79
Second Quarter	4.10	5.41
Third Quarter	4.15	5.40
Fourth Quarter	3.85	5.40
2006:
First Quarter	$4.20	$6.75
Second Quarter	5.36	7.19
Third Quarter	5.02	7.55
Fourth Quarter	5.71	7.28

Holders

As of March 7, 2007, we had approximately 418 stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. We intend to retain earnings to finance the growth of our business. We have never paid cash dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Comparison of Total Cumulative Stockholder Return

The following graph shows the five-year comparison of cumulative stockholder return on our common stock, the S&P 500 Index and the Philadelphia Semiconductor Index (SOX) from December 2001 through December 2006. Cumulative stockholder return assumes $100 invested at the beginning of the period in our common stock, the S&P 500 and the Philadelphia Semiconductor Index (SOX). Historical stock prices performance is not necessarily indicative of future stock price performance.

Lattice Cumulative Stockholder Return

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lattice Semiconductor Corporation, The S & P 500 Index
And The Philadelphia Semiconductor Index

*                    $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.  Values stated as of the end of calendar years.

Copyright © 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 6. Selected Financial Data.

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005	January 3, 2004	December 28, 2002
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$245,459	$211,060	$225,832	$209,662	$229,126
Costs and expenses:
Cost of products sold(1)	106,727	95,925	96,857	89,266	91,546
Research and development(1)(2)	81,968	97,231	94,375	92,837	88,738
Selling, general and administrative(1)	58,450	57,541	53,803	50,773	48,099
In-process research and development	—	—	—	—	29,853
Amortization of intangible assets(2)	10,806	14,392	43,831	71,382	70,453
Restructuring charges	311	11,936	—	—	—
	258,262	277,025	288,866	304,258	328,689
Loss from operations	(12,803)	(65,965)	(63,034)	(94,596)	(99,563)
Interest and other income (expense), net	16,951	17,079	11,373	(3,064)	6,194
Income (loss) before provision (benefit) for income taxes	4,148	(48,886)	(51,661)	(97,660)	(93,369)
Provision (benefit) for income taxes	1,055	233	318	(5,854)	81,866
Net income (loss)	$3,093	$(49,119)	$(51,979)	$(91,806)	$(175,235)
Basic net income (loss) per share	$0.03	$(0.43)	$(0.46)	$(0.82)	$(1.59)
Diluted net income (loss) per share	$0.03	$(0.43)	$(0.46)	$(0.82)	$(1.59)
Shares used in per share calculations:
Basic	114,188	113,525	112,976	111,794	110,193
Diluted	115,019	113,525	112,976	111,794	110,193

	At
	December 30, 2006	December 31, 2005	January 1, 2005	January 3, 2004	December 28, 2002
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$233,208	$264,192	$296,295	$277,750	$276,880
Total assets	$725,906	$715,857	$810,906	$851,628	$941,263
Convertible notes(3)	$109,600	$133,500	$169,000	$184,000	$208,061
Stockholders’ equity	$509,572	$498,084	$542,591	$606,112	$661,135

(1)          Effective January 1, 2006 the Company adopted SFAS No. 123(R) using the modified prospective transition method. For the fiscal year ended December 30, 2006, we recognized $3.6 million of stock-based compensation, of which $0.3 million was included in Cost of products sold, $1.9 million was included in Research and development and $1.4 million was included in Selling, general and administrative expense.

(2)          Upon the adoption of SFAS No. 123(R) effective January 1, 2006, stock compensation expense related to acquisitions (attributable to research and development activities) and previously classified as part of Amortization of intangible assets has been reclassified to Research and development expense. Such deferred stock compensation attributable to research and development activities was completely recognized as of April 1, 2006. As a result of the reclassification, Research and development expense includes $1.8 million, $3.4 million, $5.7 million and $3.0 million of amortization of deferred stock compensation expense for the fiscal years ended December 31, 2005, January 1 2005, January 3, 2004 and December 28, 2002, respectively.

(3)          Convertible notes include the amount in Zero Coupon Convertible Subordinated Notes due 2010 and Other current liabilities per the Consolidated Balance Sheet.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Lattice Semiconductor Corporation (the “Company”) designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by the end customer as specific logic circuits, and enable the end customer to shorten design cycle times and reduce development costs. Within the programmable logic market there are two groups of products—programmable logic devices (“PLDs”) and field programmable gate arrays (“FPGAs”)—each representing a distinct silicon architectural approach. Products based on the two alternative programmable logic architectures are generally optimal for different types of logic functions, although many logic functions can be implemented using either architecture. We believe that a substantial portion of programmable logic customers utilize both PLD and FPGA architectures. Our end customers are primarily original equipment manufacturers in the communications, computing, industrial, consumer, automotive, medical and military end markets.

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

Use of Estimates.   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as accounts receivable, inventory and deferred income taxes and liabilities, such as accrued liabilities, income taxes and deferred income and allowances on sales to certain distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

Revenue Recognition and Deferred Income.   Revenue from sales to customers is generally recognized upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is probable, there are no customer acceptance requirements and no remaining significant obligations. Certain of our sales are made to distributors under agreements providing price protection and right of return on unsold merchandise. Revenue and cost relating to such distributor sales are deferred until either the product is sold by the distributor or return privileges and price protection rights terminate, at which time related estimated distributor resale revenue, estimated effects of distributor price adjustments, and estimated costs are reflected in income. Revenue from software licensing was not material for the periods presented.

Beginning in fiscal 2006 we entered into arrangements with certain distributors to issue accounts receivable credit adjustments (“distributor advances”) to reduce the distributors’ working capital required to service our end customers. The distributor advances are for estimated future price discounts and are recorded as a reduction of Deferred income and allowances on sales to distributors. These arrangements are unsecured, bear no interest, are settled on a quarterly basis and are due upon demand. The distributor advances have no impact on revenue recognition.

Inventory.   We value inventory at the lower of cost or market on a quarterly basis. In addition, we write down unproven, excess and obsolete inventories to net realizable value. To value our inventory, we make a number of estimates and assumptions including market and economic conditions, product lifecycles and forecasted demand for our products. To the extent actual results differ from these estimates and assumptions, the balances of reported inventory and cost of products sold will change accordingly.

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

Restructuring Charges.   Restructuring charges are recognized and recorded at fair value as incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Restructuring costs include severance and other costs related to employee terminations, facility costs related to abandonment of various leased research and development sites, and other costs associated with the exit and disposal activities. As changes to these estimates occur in subsequent periods resulting from timing changes or other factors, we will record either an increase or decrease to the estimated costs previously recorded. It is possible that actual costs incurred in the future will differ from the amounts recorded at December 30, 2006.

Accounting for Income Taxes.   To report income tax expense related to operating results, we record current and deferred income tax assets and liabilities in our Consolidated Balance Sheet. In determining the value of our deferred tax assets, we make estimates of future taxable income. At the end of fiscal years 2006, 2005 and 2004, we have recorded full valuation allowances for all of our U.S. deferred tax assets due to uncertainties regarding their realization. At the end of fiscal years 2006 and 2005, we have recorded a partial valuation allowance against our foreign deferred tax assets. We had no foreign deferred tax assets at the end of fiscal 2004.

In addition, in determining the value of income tax liabilities we make estimates of the results of future examinations of our income tax returns by taxing authorities. We believe that we have adequately provided in our Consolidated Financial Statements for additional taxes that we estimate may result from these examinations. If these amounts provided prove to be more than what is necessary, the reversal of the reserves would result in tax benefits being recognized in the period in which we determine the liability is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result. See Note 8 and Note 13 to our Consolidated Financial Statements.

Stock-Based Compensation.   In the first quarter of 2006, we adopted “Share Based Payment—a revision of SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value.

Upon the adoption of SFAS No. 123(R) effective January 1, 2006, stock compensation expense related to acquisitions (attributable to research and development activities) and previously classified as part of Amortization of intangible assets has been reclassified to Research and development expense. Such deferred stock compensation attributable to research and development activities was completely recognized as of April 1, 2006.

Results of operations

Revenue

Revenue in fiscal 2006 increased to $245.5 million as compared to $211.1 million in fiscal 2005 primarily due to growth of New products and FPGA products as well as strength in the communications, consumer and military end markets. During fiscal 2006, total units sold increased by 16% while overall average selling price was relatively constant when compared to fiscal 2005. The increase in units sold was a result of overall growth in the programmable logic market along with increased market share.

Revenue in fiscal 2005 decreased to $211.1 million as compared to $225.8 million in fiscal 2004 primarily due to weakness in the communications, computing and industrial end markets.  During fiscal 2005, total units sold decreased by four percent and average selling price declined by two percent when compared to fiscal 2004.

The communications end market accounted for approximately 50% of our revenue in fiscal years 2006, 2005 and 2004. Accordingly, a significant portion of our revenue is dependent on the health of this end market. The communications end market weakened in the later portion of fiscal 2004, slowly improved throughout 2005 and the first half of 2006 before weakening in the later part of 2006.

Revenue by Product Line

From a product line viewpoint, in fiscal 2006 there was a 43% increase in FPGA units sold, partially offset by a 13% decrease in average selling price when compared to fiscal 2005. For PLD products in fiscal 2006, units sold increased 16%, partially offset by a one percent decrease in average selling price when compared to fiscal 2005.  PLD and FPGA product revenue decreased six percent and eight percent, respectively, for fiscal 2005 compared to 2004.

The composition of our revenue by product line for fiscal years 2006, 2005 and 2004 was as follows (dollars in thousands):

	Year Ended
	December 30, 2006		December 31, 2005		January 1, 2005
FPGA	$48,946	20%	$39,102	18%	$42,704	19%
PLD	196,513	80%	171,958	82%	183,128	81%
Total revenue	$245,459	100%	$211,060	100%	$225,832	100%

Revenue by Product Classification

Revenue for New, Mainstream and Mature products, increased 86%, 15% and three percent, respectively, for fiscal 2006 compared to 2005. The fiscal 2005 decrease in units sold was predominantly attributable to lower sales of Mainstream and Mature products due to reduced end market demand while the decrease in average selling price was primarily due to product mix. Among other things, future revenue growth is dependent on overall economic conditions for our industry and market acceptance of our New products.

The composition of our revenue by product classification for fiscal years 2006, 2005 and 2004 was as follows (dollars in thousands):

	Year Ended
	December 30, 2006		December 31, 2005		January 1, 2005
New*	$34,414	14%	$18,453	9%	$10,401	5%
Mainstream*	126,072	51%	109,903	52%	107,536	48%
Mature*	84,973	35%	82,704	39%	107,895	47%
Total revenue	$245,459	100%	$211,060	100%	$225,832	100%

*                    Product classification

New:	LatticeSC, LatticeECP2/M, LatticeECP, LatticeXP, MachXO, FPSC, ispXPLD, ispGDX2, Power Manager, ispClock
Mainstream:	ispMACH 4000/Z, ispXPGA, ispGDX/V, ispMACH 4/LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, Software and IP
Mature:	ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, all 5-Volt CPLDs, all SPLDs

Beginning in fiscal 2006 we reclassified our New, Mainstream and Mature product categories to better reflect our current product portfolio. The New product category was narrowed, and as such several products were removed from our New product category and are now classified as Mainstream. As part of the change to product categories, we also reclassified certain products from Mainstream to Mature. Prior period ratios have been recalculated to reflect these new product category classifications. Newly released product families have also been added to the New product classification. We periodically update our product classifications and plan to update our classifications again in fiscal 2007.

Revenue by Geography

Revenue from export sales as a percentage of total revenue was 80% for fiscal 2006, 77% for 2005 and 71% for 2004. Export revenue as a percentage of overall revenue increased in fiscal 2006 compared to 2005 and 2004 due to relatively more favorable business conditions in Asia and a continuing trend towards outsourcing of manufacturing by North American customers.

The composition of our revenue by geographical location of our direct and indirect customers is as follows (in thousands):

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
United States	$50,055	$48,996	$65,044
Export revenue:
Europe	56,475	50,235	50,867
China	40,817	27,842	29,802
Japan	31,685	31,311	31,134
Taiwan	25,870	16,966	20,886
Other Asia	23,510	21,172	21,698
Other Americas	17,047	14,538	6,401
Total export revenue	195,404	162,064	160,788
Total revenue	$245,459	$211,060	$225,832

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective transition method and therefore have not restated results for prior periods. Our results of operations in fiscal 2006 were impacted by the recognition of non-cash expense related to the fair value of our stock-based payment awards. For the year ended December 30, 2006 we recognized $3.6 million of stock-based compensation expense, of which $0.3 million was included in Cost of products sold, $1.9 million was included in Research and development and $1.4 million was included in Selling, general and administrative expense. See Note 11 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Gross Margin and Operating Expenses

Key elements of our Consolidated Statement of Operations, expressed as a percentage of revenue, were as follows:

	Year Ended(1)
	December 30, 2006	December 31, 2005	January 1, 2005
Revenue	100%	100%	100%
Gross margin	56.5	54.6	57.1
Research and development	33.4	46.1	41.8
Selling, general and administrative	23.8	27.3	23.8
Amortization of intangible assets	4.4	6.8	19.4
Restructuring charges	0.1	5.7	0.0
Loss from operations	(5.2)	(31.3)	(27.9)

(1)          Our Statement of Operations includes the effect of stock-based compensation as quantified in Note 11 to the Consolidated Financial Statements in Item 8.

Our gross margin percentage was 57% for fiscal 2006, 55% for 2005 and 57% for 2004. The increase in gross margin percentage from fiscal 2005 to 2006 reflects revenue growth in Mainstream products, which had an improved margin in fiscal 2006 versus 2005 due to yield enhancements and cost reductions. The decline in gross margin percentage from fiscal 2004 to 2005 resulted primarily from revenue growth in New products, which typically carry an initial lower gross margin and a decline in revenue from Mature products, which typically carry a higher gross margin. Additionally, in the fourth quarter of fiscal 2005 we initiated a last-time buy program to recognize the obsolescence of certain Mature products, resulting in a charge to Cost of products sold to write down excess inventory.

Research and development expense was $82.0 million for fiscal 2006 compared to $97.2 million for 2005 and $94.4 million for 2004. Research and development expenses consist primarily of personnel, masks, engineering wafers, third-party design automation software, assembly tooling and qualification expenses. The decrease in expense in fiscal 2006 compared to 2005 is primarily a result of the restructuring plan implemented during the fourth quarter of fiscal 2005 (“2005 restructuring plan”), which is further described below.  In addition, the decrease also resulted from elimination of stock compensation expense related to previous acquisitions.  Although we experienced a considerable decline in research and development expense during fiscal 2006 compared to 2005, we believe that a continued commitment to research and development is essential in order to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 90nm and beyond, mask and engineering wafer costs are becoming increasingly more expensive and will therefore increasingly represent a greater proportion of total research and development expenses. The increase in fiscal 2005 when compared to the prior year resulted primarily from mask and engineering wafer costs for the completion of new products, and to a lesser extent, personnel related costs.

Selling, general and administrative expense was $58.5 million in fiscal 2006, $57.5 million in 2005 and $53.8 million in 2004. The increase in fiscal 2006 compared to 2005 is due to a number of factors including a reduction of sublease income, which is recorded as an offset to Selling, general and administrative expense, recognition of stock compensation, increased commission and compensation related expense and the 2005 restructuring plan, which is further described below. These increases were mostly offset by a $6.5 million reduction in legal expenses in fiscal 2006 compared to 2005. The fiscal 2005 increase compared to 2004 was primarily due to legal expenses related to shareholder class action suits, an SEC informal inquiry, shareholder derivative suits, a Special Litigation Committee investigation and Audit Committee investigation, all of which were resolved at December 30, 2006. Legal expenses related to these matters resulted in a total charge of $6.3 million during fiscal 2005 and $1.6 million in 2004. These increases in legal expenses were partially offset by decreases primarily in consulting services, sales related expenses and other miscellaneous items.

Amortization of intangible assets is related to our 2002 acquisition of the FPGA business of Agere Systems Inc. and of Cerdelinx and our 1999 acquisition of Vantis Corporation. Amortization expense was $10.8 million in fiscal 2006, $14.4 million in 2005 and $43.8 million in 2004. Amortization expense in fiscal 2006 decreased as a portion of the intangible assets acquired in the Agere acquisition became completely amortized. The decrease in amortization expense in fiscal 2005 compared to 2004 was attributable to completion of amortization of certain intangible assets from the Vantis and Agere acquisitions.

During the fourth quarter of fiscal 2005, we initiated and substantially completed the 2005 restructuring plan to reduce operating expenses and improve efficiency. The restructuring encompassed three major components—a streamlining of research and development sites, a voluntary separation program for certain employees and an organizational consolidation within the Company’s largest design center. These actions did not significantly impact our product direction or product roll-out strategy. In the fourth quarter of fiscal 2005, the Company recorded an initial restructuring charge of $11.9 million which included $6.1 million of severance related costs, $2.5 million of lease related costs and $3.3 million of other costs, including a $2.7 million write-off of an intellectual property license. Restructuring charges decreased significantly to $0.3 million in fiscal 2006. All of our restructuring accruals at December 30, 2006 are related to the 2005 restructuring plan.

Effective January 1, 2006, the Company realigned certain departments and job responsibilities. As a result, a portion of the historic cost center allocations have been realigned between Selling, general and administrative and Research and development to reflect our operations following the 2005 restructuring plan. The realignment reduced fiscal 2006 Research and development expense by approximately $3.1 million, which was primarily offset by a corresponding increase in Selling, general and administrative expense.

The following table displays the current estimate for each major type of cost associated with the 2005 restructuring plan (in thousands):

	Balance, at December 31, 2005	Charged to expense	Paid or settled	Adjustments to reserve	Balance, at December 30, 2006	Expense year ended December 31, 2005	Aggregate expense and adjustments
Severance and related costs	$4,924	$229	$(5,045)	$—	$108	$6,112	$6,341
Lease loss reserve	2,167	202	(542)	(318)	1,509	2,513	2,397
Other	240	120	(295)	78	143	3,311	3,509
Total	$7,331	$551	$(5,882)	$(240)	$1,760	$11,936	$12,247

Included in expense amounts for the year ended December 31, 2005 are disposals of leasehold improvements and fixed assets totaling $0.3 million and $0.2 million, respectively. The above restructuring charges are based on estimates that are subject to change. Lease charges change based on our ability to either generate sublease income or terminate lease obligations at the amounts estimated, and are dependent upon lease market conditions at the time we negotiate the potential lease arrangements. Variance from these estimates could alter our ability to achieve anticipated expense reductions in the planned timeframe and modify our expected cash outflows and working capital.

Although the 2005 restructuring plan was substantially completed during the fourth quarter of fiscal 2005, we cannot be certain as to the actual amount of any remaining restructuring charges or the timing of their recognition for financial reporting purposes, though the amount of future charges in addition to the current reserve is not expected to be significant.

Interest and Other Income (expense), net

Interest income was $13.0 million in fiscal 2006, $8.5 million in 2005 and $4.4 million in 2004. The increases in fiscal 2006 compared to 2005, and in 2005 compared to 2004, are primarily attributable to higher interest rates.

Other income, net, was $4.0 million in fiscal 2006, $8.6 million in 2005 and $7.0 million in 2004. For fiscal 2006, Other income, net, consisted of a $1.6 million gain on sale of UMC common stock and a $2.4 million gain on extinguishment of Zero Coupon Convertible Subordinated Notes due in 2010 (“Convertible Notes”), net of $0.1 million of amortization of Convertible Note issuance costs and other costs. For fiscal 2005, Other income, net, consisted primarily of a $4.3 million gain on sale of UMC common stock and a $4.9 million gain on extinguishment of Convertible Notes, net of $0.9 million amortization of Convertible Note issuance costs and other costs. For fiscal 2004, Other income, net, consisted of a $6.1 million gain on sale of UMC common stock and a $2.8 million gain on extinguishment of Convertible Notes, net of $1.9 million amortization of Convertible Note issuance costs and other costs. To the extent market conditions allow, we may make similar extinguishments of our Convertible Notes and sales of UMC common stock in the future.

We are paying foreign income taxes, which are reflected in the Consolidated Statement of Operations, and are primarily related to the cost of operating our offshore research and development and sales subsidiaries. We are not currently paying federal or state income taxes and do not expect to pay such taxes until the benefits of our tax net operating losses are fully utilized. We accrue interest expense on our tax contingency reserve.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

Fiscal 2006 compared to 2005

Operating

Net cash used in operating activities decreased by $5.5 million in fiscal 2006 as compared to 2005. The change is primarily related to recognition of net income in fiscal 2006 compared to a net loss in 2005. This was offset primarily by an increase in inventories during fiscal 2006, compared to a decrease in 2005 due primarily to increased inventories related to New products in fiscal 2006, while reduced starts and fewer receipts of wafers at the end of fiscal 2005 reduced the 2005 inventory balance. Also contributing to the offset in fiscal 2006 was cash used for an advance payment to Fujitsu compared to the lesser payment made in 2005. In addition, while fiscal 2005 includes the charge related to the 2005 restructuring plan, the majority of the cash payments related to the 2005 restructuring plan were made in fiscal 2006.

Investing

Net cash provided by investing activities decreased by $11.1 million for fiscal 2006 as compared to 2005.  The change is due primarily to a decrease in the sale of equity securities (principally UMC common stock) offset by an increase in net proceeds from short-term investments. Net proceeds from the sale of equity securities (principally UMC common stock) totaled $13.3 million for fiscal 2006 as compared to

$27.5 million for 2005. Net proceeds from short-term investments totaled $32.1 in fiscal 2006 compared to $26.6 million in 2005. Further, capital expenditures were greater in fiscal 2006, totaling $13.7 million compared to $11.3 million in 2005.

Financing

Net cash used in financing activities decreased $12.2 million for fiscal 2006 as compared to 2005. The decrease is due primarily to the use of $21.6 million to extinguish our Convertible Notes in fiscal 2006 compared to $30.2 million in 2005. Further, net proceeds from the issuance of common stock for fiscal 2006 increased $4.2 million over 2005.

Fiscal 2005 compared to 2004

Operating

Net cash used by operating activities was $20.0 million in fiscal 2005, compared to $6.0 million of cash provided by operating activities in 2004. The change is primarily related to the change in net income after excluding the effect of non-cash charges, and a reduction in accounts receivable collections. This decrease in cash provided by operations was partially offset by an increase in the receipt of wafers credited to wafer advances in fiscal 2005 over 2004, and the timing of payments related to the 2005 restructuring plan benefited cash flow from operations in fiscal 2005.

Investing

Net cash provided by investing activities increased by $32.9 million for fiscal 2005 as compared to 2004.  The change is due primarily to an increase in net proceeds from short-term investments offset by the decrease in the sale of equity securities (principally UMC common stock). Net proceeds from short-term investments totaled $26.6 million in fiscal 2005 compared to net purchase of short-term investments of $9.0 million in 2004. Net proceeds from the sale of equity securities (principally UMC common stock) totaled $27.5 million for fiscal 2005 as compared to $29.6 million for 2004. Further, capital expenditures increased in fiscal 2005, totaling $11.3 million compared to $10.7 million in 2004.

Financing

Net cash used in financing activities increased $22.0 million for fiscal 2005 as compared to 2004. The increase is due primarily to the use of $30.2 million to extinguish our Convertible Notes in fiscal 2005 compared to $12.0 million in 2004. Further, net proceeds from the issuance of common stock for fiscal 2005 decreased $3.1 million compared to 2004.

Liquidity

At December 30, 2006 our principal source of liquidity was $233.2 million of cash and marketable securities, which was $31.0 million less than the balance of $264.2 million at December 31, 2005. Working capital decreased by $50.1 million to $218.3 million at December 30, 2006 from $268.4 million at December 31, 2005. This decrease was the result of $21.6 million paid to extinguish Convertible Notes, an advance payment of $37.5 million to Fujitsu and capital expenditures of $13.7 million.

We believe that our existing liquid resources and expected cash generated from future operations, combined with wafer credits from foundries and our ability to borrow additional funds, will be adequate to meet our operating and capital requirements and obligations for the next 12 months. Included in such anticipated obligations at December 30, 2006 was the advance payment to Fujitsu of $37.5 million that was made in January 2007. This payment represents the final installment to complete the unsecured advance payments of $125.0 million to Fujitsu for prepaid wafers. The advance payments will be returned to us in the form of wafer credits or other repayment, subject to the right of either party to terminate the agreement upon the occurrence of certain events. As of December 30, 2006, $3.2 million had been returned to us in the form of wafer credits, and we expect an additional $20.5 million to be returned to us in the form of wafer credits during the next twelve months. If we do not use all of our wafer credits by December 31, 2008 we may request a refund of the unused amount of the advance payment. The repayment obligation of Fujitsu is unsecured.

From 2003 through December 30, 2006, we paid an aggregate of $78.0 million to extinguish $90.4 million principal amount of Convertible Notes, which are due July 1, 2010. In addition, in the first quarter of fiscal 2007 we paid $19.6 million to extinguish $20.5 million in principal amount of Convertible Notes. From time to time we will assess our liquidity and capital resources, and overall economic and market conditions, and may repurchase additional Convertible Notes prior to their due date. While the Convertible Notes are due for payment in 2010, unless previously redeemed, purchased, repurchased or converted, holders of the Convertible Notes have a right to require payment of the Convertible Notes on July 1, 2008. At December 30, 2006, $109.6 million principal amount of the Convertible Notes remain outstanding.

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

Contractual Obligations

The following table summarizes our significant contractual cash obligations at December 30, 2006 (in thousands):

Fiscal Year	Operating leases(1)	Purchase order obligations(2)	Advance payment and purchase agreement(3)	Zero Coupon Convertible Subordinated Notes due July 1, 2010(4)
2007	$7,025	$22,924	$37,500	$20,480
2008	6,370	—	—	89,120
2009	1,417	—	—	—
2010	587	—	—	—
2011	571	—	—	—
Later years	602	—	—	—
	$16,572	$22,924	$37,500	$109,600

(1)          Certain of our facilities and equipment are leased under operating leases, which expire at various times through 2013. Rental expense under the operating leases was $5.1 million, $8.6 million and $5.9 million for fiscal years 2006, 2005 and 2004, respectively. Included in the table above for operating leases are the properties that were vacated as part of our 2005 restructuring plan. For fiscal 2007, future minimum sublease receipts net of such payments, based on agreements in place at December 30, 2006, total $0.1 million. In the first quarter of 2007 we entered into a sublease agreement for a portion of the research and development facility in San Jose, California and for the vacated premises in Austin, Texas.

(2)          This column excludes amounts already recorded on our Consolidated Balance Sheet as current liabilities at December 30, 2006.

(3)          This represents our obligation to make the final payment pursuant to the Advance Payment and Purchase Agreement with Fujitsu Limited and is included in Accounts payable and accrued expenses on the Consolidated Balance Sheet at December 30, 2006.

(4)          On July 1, 2008, holders have the option to require us to purchase all or a portion of their Convertible Notes in cash at 100% of the principal amount of the Convertible Notes.

In December 2000, our Board of Directors authorized management to repurchase up to five million shares of our common stock. As of December 30, 2006, we had repurchased 1,136,000 shares at an aggregate cost of $20.0 million. There were no repurchases of common stock in fiscal years 2004, 2005 or 2006. Our only significant operating leases, apart from those accrued for in the 2005 restructuring plan, are for our facilities in San Jose, California and Bethlehem, Pennsylvania. Our lease in San Jose expires in December of 2008. Annual rent is $4.0 million and increases 3% annually. Our lease in Bethlehem expires in August of 2009. Annual rent is $0.8 million and increases 3% annually. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful life of the assets.

On September 10, 2004, we entered into an Advance Payment and Purchase Agreement (the “Fujitsu APP Agreement”) with Fujitsu Limited (“Fujitsu”), pursuant to which we advanced $125.0 million to Fujitsu in support of the development and construction of a 300mm wafer fabrication facility in Mie, Japan. The initial two payments of $25.0 million each were made in October 2004 and January 2005, and a third payment of $37.5 million was made in November 2006. The final payment of $37.5 million was accrued and recorded at December 30, 2006 and was paid in January 2007.

During the third quarter of fiscal 2006, we entered into an amendment (“Amendment”) to the Fujitsu APP Agreement. Prior to the Amendment, our $125.0 million advance was to be credited against the purchase price of 300mm wafers received from Fujitsu. The Amendment permits us to also credit the advance against the purchase price of 200mm wafers. The Fujitsu APP Agreement will continue until the full amount of the advance payment has been returned to us in the form of wafer credits or other repayment, subject to the right of either party to terminate the agreement upon the occurrence of certain events. Prior to the Amendment, we could request a refund of the unused amount of the advance payment if we have not used all of our wafer credits by December 31, 2007. Pursuant to the Amendment, we may request a refund of the unused amount of the advance payment if we have not used all of our wafer credits by December 31, 2008. The repayment obligation of Fujitsu is unsecured.

New Accounting Pronouncements

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). The Company is required to adopt the provisions of EITF No. 06-03 beginning with fiscal year 2007. The Company does not expect the provisions of EITF No. 06-03 to have a material impact on the Company’s Consolidated Balance Sheet, Statement of Operations or Statement of Cash Flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN No. 48 on the Company’s Consolidated Balance Sheet, Statement of Operations and Statement of Cash Flows.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value of certain assets and liabilities, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but may change current practice for certain entities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We are currently assessing the impact of SFAS No. 157 on the Company’s Consolidated Balance Sheet, Statement of Operations and Statement of Cash Flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently assessing the impact of SFAS No. 159 on the Company’s Consolidated Balance Sheet, Statement of Operations and Statement of Cash Flows.

Off-Balance Sheet Arrangements

As of December 30, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 30, 2006 and December 31, 2005 our investment portfolio consisted of fixed income securities of $226.4 million and $258.7 million, respectively. As with all fixed income instruments, these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at the years ended December 30, 2006 and December 31, 2005, the decline in the fair value of our portfolio would not be material. Furthermore, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact in our results from operations or statement of cash flows.

The fair market value of the Convertible Notes is subject to interest rate risk and market risk due to the convertible feature of the Convertible Notes and the fair market value of the Company’s common stock. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest and market value changes affect the fair market value of the Convertible Notes, but changes in the fair market value of Convertible Notes do not impact our financial position, cash flows or results of operations. At December 30, 2006 the fair value of the Convertible Notes was $104.8 million based on recent sales.

We have international subsidiary and branch operations. Additionally, we sell products to Japanese customers denominated in yen. We are therefore subject to foreign currency exchange rate exposure. To minimize foreign exchange risk related to yen-based net assets on our Consolidated Balance Sheet, on August 11, 2004, we entered into an agreement with a bank under the terms of which we can borrow up to $6.0 million in Japanese yen in a revolving line of credit arrangement. Outstanding borrowing is collateralized by marketable securities. Interest on outstanding borrowing is based on the Japanese LIBOR Fixed Rate, and averaged 1.23% for the year ended December 30, 2006. Outstanding borrowing at December 30, 2006 was $5.3 million. This arrangement can be terminated at any time by either party.

We are exposed to equity price risk due to our equity investment in UMC (see Note 4 to our Consolidated Financial Statements). Neither a 10% increase nor a 10% decrease in equity price related to this investment would have a material effect on our Consolidated Financial Statements as of the years ended December 30, 2006 or December 31, 2005. We have not attempted to reduce or eliminate this equity price risk through hedging or similar techniques. As a result, sustained changes in the market price of UMC common stock could impact our financial results. To the extent that the market value of our UMC common stock experiences deterioration for an extended period of time, our operating results could be adversely affected.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands, except share and par value amounts)

	December 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$40,437	$39,336
Marketable securities	192,771	224,856
Accounts receivable, net	22,545	23,577
Inventories	38,816	28,581
Current portion of foundry investments and advances	23,714	13,735
Prepaid expenses and other current assets	11,760	10,879
Total current assets	330,043	340,964
Foundry investments, advances and other assets	109,964	79,432
Property and equipment, less accumulated depreciation	46,696	45,450
Intangible assets, less accumulated amortization	15,647	26,455
Goodwill	223,556	223,556
	$725,906	$715,857
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$70,442	$37,684
Accrued payroll obligations	14,574	14,437
Deferred income and allowances on sales to distributors	6,230	10,449
Other current liabilities	20,480	10,000
Total current liabilities	111,726	72,570
Zero Coupon Convertible Subordinated Notes due in 2010	89,120	123,500
Other long-term liabilities	15,488	21,703
Total liabilities	216,334	217,773
Commitments and contingencies (See “Note 13—Commitments and Contingencies”)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 114,526,000 and 113,646,000 shares issued and outstanding	1,145	1,136
Paid-in capital	603,273	595,145
Accumulated other comprehensive loss	(230)	(488)
(Deficit) retained earnings	(94,616)	(97,709)
	509,572	498,084
	$725,906	$715,857

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Revenue	$245,459	$211,060	$225,832
Costs and expenses:
Cost of products sold	106,727	95,925	96,857
Research and development	81,968	97,231	94,375
Selling, general and administrative	58,450	57,541	53,803
Amortization of intangible assets	10,806	14,392	43,831
Restructuring charges	311	11,936	—
	258,262	277,025	288,866
Loss from operations	(12,803)	(65,965)	(63,034)
Interest and other income (expense), net:
Interest income	12,954	8,507	4,409
Interest expense	(56)	(39)	(16)
Other income, net	4,053	8,611	6,980
	16,951	17,079	11,373
Income (loss) before provision for income taxes	4,148	(48,886)	(51,661)
Provision for income taxes	1,055	233	318
Net income (loss)	$3,093	$(49,119)	$(51,979)
Basic net income (loss) per share	$0.03	$(0.43)	$(0.46)
Diluted net income (loss) per share	$0.03	$(0.43)	$(0.46)
Shares used in per share calculations:
Basic	114,188	113,525	112,976
Diluted	115,019	113,525	112,976

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except par value)

	Common stock ($.01 par value)		Paid-in	Accumulated other comprehensive	Retained earnings
	Shares	Amount	capital	(loss) income	(deficit)	Total
Balances, Jan. 3, 2004	113,040	$1,130	$581,390	$20,203	$3,389	$606,112
Common stock issued in connection with exercise of stock options and ESPP	570	6	3,595	—	—	3,601
Unrealized loss on foundry investment, net	—	—	—	(13,211)	—	—
Unrealized gain on other investments	—	—	—	292	—	—
Previously unrealized gain on foundry investments sold	—	—	—	(5,556)	—	—
Stock-based compensation expense related to acquisitions	—	—	3,418	—	—	3,418
Translation adjustments	—	—	—	(86)	—	—
Net loss for 2004	—	—	—	—	(51,979)	—
Total comprehensive loss	—	—	—	—	—	(70,540)
Balances, Jan. 1, 2005	113,610	1,136	588,403	1,642	(48,590)	542,591
Common stock issued in connection with exercise of stock options and ESPP	36	—	92	—	—	92
Unrealized gain on foundry investment, net	—	—	—	2,786	—	—
Unrealized gain on other investments	—	—	—	88	—	—
Previously unrealized gain on foundry investments sold	—	—	—	(4,460)	—	—
Previously unrealized gain on other investments sold	—	—	—	(401)	—	—
Distribution of stock held by deferred stock compensation plan	—	—	4,833	—	—	4,833
Stock-based compensation expense related to acquisitions	—	—	1,817	—	—	1,817
Translation adjustments	—	—	—	(143)	—	—
Net loss for 2005	—	—	—	—	(49,119)	—
Total comprehensive loss	—	—	—	—	—	(51,249)
Balances, Dec. 31, 2005	113,646	1,136	595,145	(488)	(97,709)	498,084
Common stock issued in connection with exercise of stock options and ESPP	880	9	4,261	—	—	4,270
Unrealized gain on foundry investment, net	—	—	—	1,999	—	—
Previously unrealized gain on foundry investments sold	—	—	—	(1,696)	—	—
Stock-based compensation expense related to employee and director stock options and ESPP	—	—	3,593	—	—	3,593
Distribution of stock held by deferred stock compensation plan	—	—	244	—	—	244
Stock-based compensation expense related to acquisitions	—	—	30	—	—	30
Translation adjustments	—	—	—	(45)	—	—
Net income for 2006	—	—	—	—	3,093	—
Total comprehensive income	—	—	—	—	—	3,351
Balances, Dec. 30, 2006	114,526	$1,145	$603,273	$(230)	$(94,616)	$509,572

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Cash flow from operating activities:
Net income (loss)	$3,093	$(49,119)	$(51,979)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,747	31,677	65,358
Impairment charge on acquired intellectual property	—	2,700	—
Gain on sale of equity securities	(1,560)	(4,710)	(6,071)
Gain on extinguishment of convertible notes	(2,374)	(4,927)	(2,756)
Stock-based compensation	3,623	1,817	3,418
Changes in assets and liabilities
Accounts receivable	1,032	(3,990)	7,209
Inventories	(10,235)	10,053	7,996
Prepaid expenses and other assets	(382)	(5,765)	(12,423)
Wafer advances (includes wafer credits)	(58,952)	12,894	(40,000)
Accounts payable and accrued expenses (includes restructuring)	31,359	(8,941)	28,658
Accrued payroll obligations	137	(337)	1,650
Deferred income and allowances on sales to distributors	(4,219)	(973)	821
Other liabilities	(3,764)	(361)	4,078
Net cash (used in) provided by operating activities	(14,495)	(19,982)	5,959
Cash flow from investing activities:
Proceeds from sales or maturities of marketable securities	257,430	258,196	248,838
Purchase of marketable securities	(225,345)	(231,553)	(257,843)
Proceeds from sale of equity securities (principally UMC common stock)	13,303	27,464	29,612
Capital expenditures	(13,673)	(11,286)	(10,725)
Net cash provided by investing activities	31,715	42,821	9,882
Cash flow from financing activities:
Extinguishment of Zero Coupon Convertible Subordinated Notes	(21,618)	(30,182)	(11,999)
Advances of yen line of credit	1,653	5,686	5,588
Paydown on yen line of credit	(424)	(3,915)	(3,076)
Net proceeds from issuance of common stock	4,270	92	3,186
Net cash used in financing activities	(16,119)	(28,319)	(6,301)
Net increase (decrease) in cash and cash equivalents	1,101	(5,480)	9,540
Beginning cash and cash equivalents	39,336	44,816	35,276
Ending cash and cash equivalents	$40,437	$39,336	$44,816
Supplemental disclosures of cash flow information:
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on foundry investments included in Accumulated other comprehensive income (loss)	$1,999	$2,786	$(13,211)
Distribution of deferred compensation	$2,720	$2,077	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)—Nature of Operations and Significant Accounting Policies:

Nature of Operations

Lattice Semiconductor Corporation (“the Company”) designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely-used semiconductor components that can be configured by end customers as specific logic circuits, and thus enable shorter design cycle times and reduced development costs. Our end customers are primarily original equipment manufacturers in the communications, computing, consumer, industrial, automotive, medical and military end markets.

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

We place substantial emphasis on new product development. Our product development activities emphasize new proprietary products, enhancement of existing products and process technologies and improvement of software development tools. Product development activities occur in Hillsboro, Oregon; San Jose, California; Downers Grove, Illinois; Bethlehem, Pennsylvania; and Shanghai, China.

Fiscal Reporting Period

We report based on a 52 or 53-week year ending on the Saturday closest to December 31. Our fiscal 2006, 2005 and 2004 were 52-week years and ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Lattice Semiconductor Corporation and its subsidiaries, all wholly owned, after the elimination of all significant intercompany balances and transactions. Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year.

Cash Equivalents and Marketable Securities

We consider all investments, which are readily convertible into cash and have original maturities of three months or less, to be cash equivalents. Marketable securities were composed of corporate auction rate securities ($64.0 million and $98.5 million), municipal and local government obligations ($104.0 million and $102.8 million), corporate notes and paper ($17.3 million and $16.1 million), and certificates of deposit collateralizing the yen line of credit ($7.5 million and $7.5 million) at December 30, 2006 and December 31, 2005, respectively.

We account for our Marketable securities as available for sale. The carrying value of Marketable securities approximates fair value and no realized or unrealized gains or losses have been incurred. The contractual maturities of available-for-sale debt securities as of December 30, 2006 varies from less than one year to more than ten years. Even though certain stated maturity dates of these investments exceed one year beyond the balance sheet dates, all have been classified as Marketable securities. In accordance with Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Current Liabilities,” we view our available-for-sale portfolio as available for use in our current operations.

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

Derivative Financial Instruments

At December 30, 2006, December 31, 2005 and January 1, 2005 and for the fiscal years then ended, we had no outstanding derivatives, including foreign exchange contracts for the purchase or sale of foreign currencies. We do not enter into derivative financial instruments for trading purposes.

Foreign Exchange and Translation of Foreign Currencies

A portion of our silicon wafer and other purchases are denominated in Japanese yen and we bill our Japanese customers in yen. We maintain a yen-denominated bank account and, beginning in August 2004 we began using a yen-denominated line of credit (see Note 6). Gains or losses from foreign exchange rate fluctuations on balances denominated in foreign currencies are reflected in Interest and other income (expense), net. Realized and unrealized gains or losses were not significant for the years presented. We translate accounts denominated in foreign currencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.”  Translation adjustments related to the consolidation of foreign subsidiary financial statements are reflected in Accumulated other comprehensive income (loss) in Stockholders’ equity.

Concentrations of Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. We place our investments primarily through two financial institutions and mitigate the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. Investments consist primarily of A1 and P1 or better-rated U.S. commercial paper, corporate auction rate securities, U.S. government agency obligations and other money market instruments, “AA” or better rated municipal obligations, money market preferred stocks and other time deposits. Concentrations of credit risk with respect to trade receivables are mitigated by a geographically diverse customer base and our credit and collection process. Accounts receivable are recorded at the invoice amount, do not bear interest, and are shown net of allowances for doubtful accounts of $0.9 million and $1.0 million at December 30, 2006 and December 31, 2005, respectively. We perform credit evaluations for all customers and secure transactions with letters of credit or advance payments where necessary. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

Revenue Recognition and Deferred Income

Revenue from sales to customers is generally recognized upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is probable, there are no customer acceptance requirements and no remaining significant obligations. Certain of our sales are made to distributors under agreements providing price protection and right of return on unsold merchandise. Revenue and cost relating to such distributor sales are deferred until either the product is sold by the distributor or return privileges and price protection rights terminate, at which time related estimated distributor resale revenue, estimated effects of distributor price adjustments, and estimated costs are reflected in income. Revenue from software licensing was not material for the periods presented.

Beginning in fiscal 2006 we entered into arrangements with certain distributors to issue accounts receivable credit adjustments (“distributor advances”) to reduce the distributors’ working capital required to service our end customers. The distributor advances are for estimated future price discounts and are recorded as a reduction of Deferred income and allowances on sales to distributors. These arrangements are unsecured, bear no interest, are settled on a quarterly basis and are due upon demand. The distributor advances have no impact on revenue recognition and totaled $7.8 million at December 30, 2006.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market.

Long-Lived Assets

We account for our long-lived assets, primarily property and equipment and amortizable intangible assets, in accordance with SFAS No. 144, “Accounting for the Disposal of Long-Lived Assets,” which requires us to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the estimated undiscounted cash flows to the carrying amount. A loss is recorded if the carrying amount of the asset exceeds the estimated undiscounted cash flows. Intangible assets are generally being amortized over five years, and fifteen years for income tax purposes, on a straight-line basis.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally three to five years for equipment and software and thirty years for buildings. Accelerated methods of computing depreciation are generally used for income tax purposes. Upon disposal of property and equipment, the accounts are relieved of the costs and related accumulated depreciation and amortization, and resulting gains or losses are reflected in operations.

Goodwill

We measure the carrying value of goodwill recorded in connection with our acquisitions for potential impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  To apply SFAS No. 142, a company is divided into separate “reporting units,” each representing groups of products that are separately managed. For this purpose, we have one reporting unit. To determine whether or not goodwill may be impaired, a test is required comparing the book value of the “reporting unit” to its trading price. Similar tests are required in the future, at least annually, and more often where there is a change in circumstances that could result in an impairment of goodwill. If the trading price of our common stock is below the book value for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value (trading price plus a control premium). The excess of book value over estimated market value will then be subtracted from the goodwill account with a resulting charge to operations. Subsequent unrealized recoveries in market value, if any, will not be recorded. We completed our annual goodwill impairment assessment in December 2006, 2005 and 2004, upon which it was determined that goodwill was not impaired.

Research and Development

Research and development costs are expensed as incurred.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and therefore related compensation expense was limited to the intrinsic value at the date of grant. Accordingly, the Company generally recognized stock-based compensation expense only when it granted options with an exercise price less than the fair value of the stock on the grant date. Any resulting compensation expense was recognized on an accelerated basis in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN No. 28”), over the associated service period, which was generally the option vesting term.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) had been applied to its stock-based compensation.

Effective January 1, 2006, the Company began recording stock-based compensation expense related to employee and director stock options and the Employee Stock Purchase Plan (“ESPP”) in accordance with “Share Based Payment—a revision of SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”).

The Company adopted the modified prospective transition method provided for under SFAS No. 123(R), and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options now includes: 1) compensation expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) compensation expense related to all stock option awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In addition, the Company records compensation expense over the offering period in connection with shares issuable under the ESPP. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3. The compensation expense for employee, director and ESPP based compensation awards includes an estimate for forfeitures for all stock compensation awards granted after December 31, 2005 and is recognized over the expected term of the options or stock plan offering period, as applicable, using the straight-line method.

Net Income (loss) Per Share

Net income (loss) per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, warrants to purchase common stock and Zero Coupon Convertible Subordinated Notes due in 2010 (“Convertible Notes”).

A reconciliation of basic and diluted net income (loss) per share is presented below (in thousands, except per share data):

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Basic and diluted net income (loss)	$3,093	$(49,119)	$(51,979)
Shares used in basic net income (loss) per share	114,188	113,525	112,976
Dilutive effect of stock options and warrants	831	—	—
Shares used in diluted net income (loss) per share	115,019	113,525	112,976
Basic net income (loss) per share	$0.03	$(0.43)	$(0.46)
Diluted net income (loss) per share	$0.03	$(0.43)	$(0.46)

The computation of diluted earnings per share excludes the effects of stock options and warrants aggregating 20.6 million, 24.4 million and 21.7 million shares for fiscal years 2006, 2005 and 2004, respectively, because the effect was antidilutive. Stock options and warrants are antidilutive when the aggregate of exercise price, unrecognized stock based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period.

For all periods presented, the effects of Convertible Notes, aggregating 10.0 million, 12.2 million and 14.7 million shares for fiscal years 2006, 2005 and 2004, respectively, are excluded in the computation of diluted earnings per share, as the effect was antidillutive.

Comprehensive Income (loss)

For fiscal 2006, comprehensive income consists primarily of Net income of $3.1 million, a $2.0 million unrealized gain on foundry investments, and a $1.7 million recognized gain on sale of foundry investments previously included in Accumulated other comprehensive income (loss). For fiscal 2005, comprehensive loss consists primarily of net loss of $49.1 million, a $2.8 million unrealized gain on foundry investments, and a $4.5 million recognized gain on sale of foundry investments previously included in Accumulated other comprehensive income (loss). For fiscal 2004, comprehensive loss consists primarily of net loss of $52.0 million, an unrealized loss of $13.2 million related to the market value of our foundry investments, and recognized gain of $5.6 million on sale of foundry investments previously included in Accumulated other comprehensive income (loss).

Statement of Cash Flows

Income taxes paid approximated $0.4 million, $0.1 million and $1.0 million in fiscal years 2006, 2005 and 2004, respectively. Interest paid was insignificant for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as accounts receivable, inventory and deferred income taxes and liabilities, such as accrued liabilities (including restructuring charges), income taxes and deferred income and allowances on sales to distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

New Accounting Pronouncements

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). The Company is required to adopt the provisions of EITF No. 06-03 beginning with fiscal year 2007. The Company does not expect the provisions of EITF No. 06-03 to have a material impact on the Company’s Consolidated Balance Sheet, Statement of Operations or Statement of Cash Flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN No. 48 on the Company’s Consolidated Balance Sheet, Statement of Operations and Statement of Cash Flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value of certain assets and liabilities, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but may change current practice for certain entities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We are currently assessing the impact of SFAS No. 157 on the Company’s Consolidated Balance Sheet, Statement of Operations and Statement of Cash Flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently assessing the impact of SFAS No. 159 on the Company’s Consolidated Balance Sheet, Statement of Operations and Statement of Cash Flows.

(2)—Inventories (in thousands):

	December 30, 2006	December 31, 2005
Work in progress	$27,952	$20,348
Finished goods	10,864	8,233
	$38,816	$28,581

(3)—Property and Equipment (in thousands):

	December 30, 2006	December 31, 2005
Land	$2,099	$2,099
Buildings	27,929	28,209
Computer and test equipment	145,170	137,734
Office furniture and equipment	10,536	10,628
Leasehold and building improvements	13,809	13,375
	199,543	192,045
Accumulated depreciation and amortization	(152,847)	(146,595)
	$46,696	$45,450

Depreciation expense was $12.4 million, $13.4 million and $16.9 million for fiscal years 2006, 2005 and 2004, respectively.

(4)—Foundry Investments, Advances and Other Assets (in thousands):

	December 30, 2006	December 31, 2005
Foundry investments and other assets	$32,440	$42,740
Wafer advances	101,238	50,427
	133,678	93,167
Less: UMC common stock available for sale	(3,194)	(1,356)
Current portion of wafer advances	(20,520)	(12,379)
	$109,964	$79,432

On September 10, 2004, we entered into an Advance Payment and Purchase Agreement (the “Fujitsu APP Agreement”) with Fujitsu Limited (“Fujitsu”), pursuant to which we agreed to advance $125.0 million to Fujitsu. The initial two payments of $25.0 million each were made in October 2004 and January 2005, and the third payment of $37.5 million was made in November 2006. The final payment of $37.5 million was accrued and recorded at December 30, 2006 and reported in Accounts payable and accrued expenses on the Consolidated Balance Sheet and the amount was paid in January 2007.

During the third quarter of fiscal 2006, we entered into an amendment (“Amendment”) to the Fujitsu APP Agreement. Prior to the Amendment, our $125.0 million advance was to be credited against the purchase price of 300mm wafers received from Fujitsu. The Amendment permits us to also credit the advance against the purchase price of 200mm wafers. The Fujitsu APP Agreement will continue until the full amount of the advance payment has been returned to us in the form of wafer credits or other repayment, subject to the right of either party to terminate the agreement upon the occurrence of certain events. Prior to the Amendment, we could request a refund of the unused amount of the advance payment if we have not used all of our wafer credits by December 31, 2007. Pursuant to the Amendment, we may request a refund of the unused amount of the advance payment if we have not used all of our wafer credits by December 31, 2008. The repayment obligation of Fujitsu is unsecured.

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

During fiscal 2006, we sold 20.7 million shares of UMC common stock for a net gain of $1.7 million, of which a portion was previously recorded as an unrealized gain in Accumulated other comprehensive income (loss). The basis in shares of UMC stock is determined on an average cost basis. If we liquidate our UMC common stock, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.

The following table summarizes carrying value and gains and losses for our UMC common stock for fiscal years 2006, 2005, and 2004 (in thousands):

Fiscal	Unrealized gain included in other comprehensive income (loss) for the year ended	Realized gain included in other income, net for the year ended	Unrealized loss included in other comprehensive income (loss) for the year ended	Fair market value (carrying value) at the year ended
2006	$1,999	$1,560	$—	$3,194
2005	$2,786	$4,291	$—	$14,534
2004	$—	$6,069	$(13,211)	$39,204

It is likely that we will recognize additional gains or losses in future periods.

In 1997 we entered into an advance production payment agreement with Seiko Epson and Epson Electronics America, Inc. (“EEA”), which was subsequently amended in 2002 and March 2004. Under this agreement we advanced $51.3 million to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility. As of December 30, 2006 all of the payments have been repaid to us in the form of semiconductor wafers. We are not obligated to make additional payments under this agreement.

(5)—Intangible Assets:

The following tables present details of our total purchased intangible assets (in millions):

December 30, 2006	Gross	Accumulated amortization	Net
Current technology	$273.6	$(262.6)	$11.0
Patents and trademarks	26.8	(26.8)	—
Customer list	17.4	(17.4)	—
Non-compete agreements	14.2	(14.2)	—
Licenses	10.2	(7.2)	3.0
Core technology	7.3	(6.3)	1.0
Workforce	4.7	(4.1)	0.6
Backlog	1.4	(1.4)	—
Total	$355.6	$(340.0)	$15.6

December 31, 2005	Gross	Accumulated amortization	Net
Current technology	$273.6	$(255.7)	$17.9
Patents and trademarks	26.8	(26.8)	—
Customer list	17.4	(17.4)	—
Non-compete agreements	14.2	(14.1)	0.1
Licenses	10.2	(5.8)	4.4
Core technology	7.3	(4.8)	2.5
Workforce	4.7	(3.1)	1.6
Backlog	1.4	(1.4)	—
Total	$355.6	$(329.1)	$26.5

The estimated future amortization expense of purchased intangible assets at December 30, 2006 is as follows (in millions):

Fiscal Year	Amount
2007	$9.8
2008	5.6
2009	0.2
$15.6

(6)—Yen Based Line of Credit:

On August 11, 2004, we entered into an agreement with a bank under the terms of which we can borrow up to $6.0 million in Japanese yen in a revolving line of credit arrangement. Outstanding borrowing is collateralized by marketable securities. Interest on outstanding borrowings is based on the Japanese LIBOR Fixed Rate, and averaged 1.23% for the year ended fiscal 2006. Outstanding borrowing at December 30, 2006 and December 31, 2005 was $5.3 million and $4.2 million, respectively. These amounts are reported in Accounts payable and accrued expenses on the Consolidated Balance Sheet. This arrangement can be terminated at any time by either party.

(7)—Lease Obligations:

Certain of our facilities and equipment are leased under operating leases, which expire at various times through 2013. Rental expense under the operating leases was $5.1 million, $8.6 million and $5.9 million for fiscal years 2006, 2005 and 2004, respectively. Future minimum lease commitments (before consideration of sublease receipts discussed below) at December 30, 2006 are as follows (in thousands):

Fiscal Year	Amount
2007	$7,025
2008	6,370
2009	1,417
2010	587
2011	571
Later years	602
$16,572

Included in these amounts are the properties that were vacated as part of our 2005 restructuring plan.

(8)—Income Taxes:

The components of the Provision for income taxes for fiscal years 2006, 2005, and 2004 are presented in the following table (in thousands):

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Current:
Federal	$467	$182	$—
State	56	60	(165)
Foreign	559	148	483
	1,082	390	318
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(27)	(157)	—
	(27)	(157)	—
Provision for income taxes	$1,055	$233	$318

The Provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences ($ in thousands):

	Year Ended
	December 30, 2006		December 31, 2005		January 1, 2005
	$	%	$	%	$	%
Computed income tax provision (benefit) at the statutory rate	1,452	35	(17,110)	(35)	(18,080)	(35)
Adjustments for tax effects of:
State taxes, net	1,438	34	(1,444)	(3)	(1,588)	(3)
Research and development credits	(1,146)	(28)	(1,397)	(3)	(1,265)	(2)
Foreign Taxes	522	13	271	1	483	1
Valuation allowance	(5,121)	(123)	17,525	36	19,680	38
Change in certain reserves	523	12	242	—	—	—
Amortization of intangibles related to acquisitions	875	21	1,215	2	1,589	3
Stock-based compensation write-off	2,641	64	—	—	—	—
Other	(129)	(3)	931	2	(501)	(1)
	1,055	25	233	—	318	1

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

The components of our net deferred tax assets are as follows (in thousands):

	December 30, 2006	December 31, 2005
Deferred tax assets:
Accrued expenses and reserves	$3,307	$4,738
Inventory	3,743	6,352
Deferred revenue	5,125	3,901
Stock-based and deferred compensation	4,664	6,271
Intangible assets	63,125	79,002
Fixed assets	2,461	1,401
Net operating loss carryforward	94,053	82,774
Tax credit carryforward	17,126	15,022
Other	191	226
	193,795	199,687
Less: valuation allowance	(191,871)	(198,841)
Net deferred tax assets	1,924	846
Deferred tax liabilities:
Prepaid expenses	587	689
Accumulated other comprehensive income	333	—
Other	797	—
Total deferred tax liabilities	1,717	689
Net deferred tax assets	$207	$157

At December 30, 2006, we have federal net operating carryforwards (pre-tax) of $247.1 million that expire at various dates between 2021 and 2026. We have state net operating loss carryforwards (pre-tax) of $166.1 million that expire at various dates from 2007 through 2026. We also have federal and state credit carryforwards of $22.9 million, $12.8 million of which do not expire, with the remainder expiring at various dates from 2007 through 2026.

Future utilization of federal and state net operating losses and tax credit carryforwards may be limited if cumulative changes to ownership exceed 50% within any three-year period.

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $1.2 million of the undistributed earnings of our Chinese subsidiary. We intend to reinvest these earnings indefinitely in our Chinese subsidiary. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

The Internal Revenue Service has examined our income tax returns for 2001 and 2002, and has issued proposed adjustments of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. We do not agree with these proposed adjustments and are in the appeals process. Although the final resolution of this appeal and other tax issues are uncertain, we believe that adequate amounts have been provided for in the Consolidated Financial Statements. There is the possibility of either favorable or unfavorable impacts on the results of operations in the period in which these matters are ultimately resolved, or in the period in which our estimates of the outcomes change.

(9)—Restructuring Charges:

During the fourth quarter of fiscal 2005, we initiated and completed a restructuring plan (“2005 restructuring plan”) to reduce operating expenses. The restructuring encompassed three major components—a streamlining of research and development sites, a voluntary separation program for certain employees and an organizational consolidation within the Company’s largest design center. These actions did not significantly impact our product direction or product rollout strategy.

In the fourth quarter of fiscal 2005, the Company recorded an initial restructuring charge of $11.9 million. The charge primarily related to separation packages, costs to vacate space under long-term lease arrangements and the write-off of an intellectual property license. All of our restructuring accruals at December 30, 2006 are related to the 2005 restructuring plan.

The following table displays the current estimate for each major type of cost associated with the restructuring (in thousands):

	Balance, at December 31, 2005	Charged to expense	Paid or settled	Adjustments to reserve	Balance, at December 30, 2006	Expense year ended December 31, 2005	Aggregate expense and adjustments
Severance and related costs	$4,924	$229	$(5,045)	$—	$108	$6,112	$6,341
Lease loss reserve	2,167	202	(542)	(318)	1,509	2,513	2,397
Other	240	120	(295)	78	143	3,311	3,509
Total	$7,331	$551	$(5,882)	$(240)	$1,760	$11,936	$12,247

Included in the expense amounts for the year ended December 31, 2005 are disposals of leasehold improvements and fixed assets totaling $0.3 million and $0.2 million, respectively. During fiscal 2006 the Company adjusted the lease loss reserve upon negotiation of a sublease for its Colorado and Utah facilities. The above restructuring charges are based on estimates that are subject to change. Lease charges change based on our ability to either generate sublease income or terminate lease obligations at the amounts previously estimated, and are dependent upon lease market conditions at the time we negotiate the potential lease arrangements. Variance from these estimates could alter our ability to achieve anticipated expense reductions in the planned timeframe and modify our expected cash outflows and working capital.

At December 30, 2006, $1.1 million of the lease loss reserve is classified as long-term and included in Other long-term liabilities, as it relates to operating lease commitments accrued as part of restructuring costs, payable after twelve months. At December 31, 2005, $1.3 million of the restructuring accrual has been reclassified from Accounts payable and accrued liabilities to Other long-term liabilities.

(10)—Long-Term Debt:

On June 20, 2003, we issued $200.0 million in Zero Coupon Convertible Subordinated Notes due in 2010 (“Convertible Notes”). No interest will accrue or be payable related to these Convertible Notes. Holders of these Convertible Notes may convert the Convertible Notes into shares of our common stock at any time before the close of business on the date of their maturity, unless the Convertible Notes have been previously redeemed or repurchased, if (1) the price of our common stock issuable upon conversion of a Convertible Note reaches a specified threshold, (2) the Convertible Notes are called for redemption, (3) if we request a redemption, or make a distribution to common stockholders that is dilutive to Convertible Note holders or if we become a party to a merger or consolidation or sale of substantially all of our assets occurs or (4) the trading price of the Convertible Notes falls below certain thresholds. The conversion price is $12.06 per share, subject to adjustment in certain circumstances. On or after July 1, 2008, we have the option to redeem all or a portion of the Convertible Notes that have not been previously repurchased or converted at 100% of the principal amount of the Convertible Notes. On July 1, 2008, holders have the option to require us to purchase all or a portion of their Convertible Notes in cash at 100% of the principal amount of the Convertible Notes. Holders also have the right, subject to certain conditions, to require us to repurchase the Convertible Notes in the event of a “fundamental change” (as defined in the indenture governing the Convertible Notes) at 100% of the principal amount of the Convertible Notes. Generally, a fundamental change is an occurrence resulting in substantially all of our common stock being converted into common stock which is not listed on a United States stock exchange or NASDAQ.

The Convertible Notes are subordinated in right of payment to all of our senior indebtedness, and are structurally subordinated as to the revenues and assets of our subsidiaries and to all debt and other liabilities of our subsidiaries. At December 30, 2006, we had no senior indebtedness and our subsidiaries had $3.0 million of debt and other liabilities outstanding. Issuance costs relative to these Convertible Notes are included in Foundry investments, advances and other assets and aggregated $5.4 million and are being amortized to expense over the lives of the Convertible Notes using the effective interest method. Accumulated amortization of these issuance costs was $5.1 million and $4.5 million at December 30, 2006 and December 31, 2005, respectively.

In October 2003, our Board of Directors authorized management to repurchase up to $100.0 million of our Convertible Notes. In November 2006, our Board of Directors authorized management to repurchase up to an additional $20.0 million of our Convertible Notes, for an aggregate potential repurchase amount of $120.0 million. During fiscal 2006, we extinguished $23.9 million of these Convertible Notes. We recognized a gain of $2.4 million, net of $0.1 million amortization of Convertible Note issuance costs and other costs. This gain on extinguishment was recorded as Other income, net. During fiscal 2005, we extinguished $35.5 million of these Convertible Notes, and recognized a gain of $4.9 million, net of $0.4 million amortization of Convertible Note issuance costs and other costs. During fiscal 2004, we extinguished $15.0 million of these Convertible Notes and recognized a gain of $2.8 million, net of $0.2 million amortization of Convertible Note issuance costs and other costs. Included in Other current liabilities on the Consolidated Balance Sheet is $20.5 million and $10.0 million of Convertible Notes at December 30, 2006 and December 31, 2005, respectively, that were paid in the first quarter of fiscal 2007 and February 2006, respectively. The extinguishment of debt in fiscal 2007 resulted in a gain of $0.5 million that will be included in Interest and other income (expense) for the quarter ending March 31, 2007. The amount included in Other current liabilities at December 31, 2005 was reclassified from Zero Coupon Convertible Subordinated Notes due in 2010.

The fair market value of the Convertible Notes is subject to interest rate risk and market risk due to the convertible feature of the Convertible Notes and the fair market value of the Company’s common stock. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest and market value changes affect the fair market value of the Convertible Notes but do not impact our financial position, cash flows or results of operations. At December 30, 2006 and December 31, 2005, the fair value of the Convertible Notes was $104.8 million and $114.1 million, respectively, based on quoted market prices and recent sales.

(11)—Stockholders’ Equity:

Common Stock

In December 2000, our Board of Directors authorized management to repurchase up to five million shares of our common stock. As of December 30, 2006, we had repurchased 1,136,000 shares at an aggregate cost of $20.0 million. There were no repurchases of common stock in fiscal years 2006, 2005 or 2004.

Stock Warrants

During fiscal 2004, a warrant was issued to a vendor to purchase 294,579 shares of common stock, earned ratably from March 2004 to February 2005. Additionally, warrants for 220,200, 74,000 and 95,563 shares expired unexercised during fiscal years 2004, 2005 and 2006 respectively, leaving warrants for 670,314 shares unexercised at December 30, 2006, including warrants issued prior to fiscal 2004. These warrants expire at various dates over the next three years and have a weighted average exercise price of $8.64. Expense recorded in conjunction with the vesting of warrants by this vendor was not material to our Consolidated Financial Statements for fiscal years 2006, 2005 and 2004.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and therefore, related compensation expense was limited to the intrinsic value at the date of grant. Accordingly, we would have recognized stock-based compensation expense only if the Company had granted options with an exercise price less than the fair value of the stock on the grant date. Any resulting compensation expense would have been recognized on an accelerated basis in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN No. 28”), over the associated service period, which would generally be the option vesting term.

Prior to January 1, 2006, we provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) had been applied to its stock-based compensation.

Effective January 1, 2006, we began recording stock-based compensation expense related to employee and director stock options and the Employee Stock Purchase Plan (“ESPP”) in accordance with “Share Based Payment—a revision of SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”).

We adopted the modified prospective transition method provided for under SFAS No. 123(R), and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options now includes: 1) compensation expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) compensation expense related to all stock option awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In addition, we record compensation expense over the offering period in connection with shares issuable under the ESPP. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, we followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3. The compensation expense for employee, director and ESPP based compensation awards includes an estimate for forfeitures for all stock compensation awards granted after December 31, 2005 and is recognized over the expected term of the options or stock plan offering period, as applicable, using the straight-line method. As a result of the adoption of SFAS No. 123(R), the effect of recording stock-based compensation for the year ended December 30, 2006 was as follows (in thousands, except per share data):

Year Ended December 30, 2006
Stock-based compensation expense included in net income by type of award:
Employee and director stock options	$3,160
Employee stock purchase plan	433
Related to acquisitions	30
Total stock-based compensation	$3,623
Effect on earnings per share:
Basic and diluted—as reported	$.03

The tax benefit and the resulting effect on cash flows from operations and financing activities related to stock-based compensation expense was not recognized as we currently provide a full valuation allowance against our deferred tax assets.

SFAS No. 123(R) also requires that we recognize compensation expense for only the portion of employee and director options and ESPP rights that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior using a stratified model based on an employee’s position within the Company. If the actual number of forfeitures differs from the number estimated by management, additional adjustments to compensation expense may be required in future periods.

Total stock-based compensation expense was included in the Consolidated Statement of Operations as follows (in thousands):

Line Item:	Year Ended December 30, 2006 (SFAS No. 123(R))	Year Ended December 31, 2005 (APB No. 25)	Year Ended January 1, 2005 (APB No. 25)
Cost of products sold	$331	$—	$—
Research and development	1,928	1,817	3,418
Selling, general and administrative	1,364	—	—
	$3,623	$1,817	$3,418

Employee and Director Stock Options and ESPP

The Company’s employee stock option plans include principal plans adopted in 1996 and 2001 (“principal option plans”), as well as various stock option plans assumed through acquisitions under which stock options are outstanding. We have authorized an aggregate of 9,000,000 and 17,200,000 shares of common stock for issuance to officers and employees under the 2001 and 1996 plan, respectively. The principal option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date. The options generally vest quarterly over a four-year period beginning on the grant date. Options granted under the principal option plans are generally non-qualified stock options but the principal option plans permit some options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The contractual term of options granted prior to January 31, 2006 is generally ten years, while the contractual term of options granted subsequent to January 31, 2006 is generally seven years.

The Company’s director stock option plan, which was amended and approved most recently by our stockholders in May 2006, provides that non-employee members of our Board of Directors receive non-qualified option grants in set amounts and at set times, at option prices equal to the fair market value on the date of grant. An aggregate of 1,000,000 shares of common stock have been authorized for issuance under the plan. Options granted following the May 2, 2006 amendment vest over a period of three years (for initial grants to new directors), or over a period of up to one year following the completion of vesting of all previously granted director options (for subsequent option grants). Prior to the May 2, 2006 amendment, options granted became exercisable over four years in installments with one-eighth of the option vesting six months after the date of grant and an additional one sixteenth of the option vesting quarterly thereafter, with subsequent option grants vesting over one year beginning upon the complete vesting of earlier grants. The contractual term of all director options is ten years.

The Company’s ESPP, which was amended and approved most recently by our stockholders in May 2004, permits eligible employees to purchase shares of common stock through payroll deductions, not to exceed 10% of an employee’s compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period, but in no event less than the book value per share at the mid-point of each offering period. An aggregate of 4,700,000 shares of common stock have been authorized for issuance under the plan. We have treated the ESPP as a compensatory plan, and recorded compensation expense related to the ESPP of $0.4 million for fiscal 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. Beginning January 1, 2006, we are estimating the expected term of stock options based on the simplified method provided for under SAB No. 107. The expected volatility of both stock options and ESPP shares is based on the daily historical volatility of our stock price, measured over the expected life of the option. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that we have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future.

Year Ended
December 30, 2006	December 31, 2005	January 1, 2005
Employee and Director Stock Options:
Expected volatility	58.1%	39.6%	48.7%
Risk-free interest rate	4.9%	4.2%	2.9%
Expected term (in years)	4.7	5	5.1	3	5.3	4
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan:
Expected volatility	34.4%	32.2%	26.4%
Risk-free interest rate	4.9%	4.2%	1.3%
Expected term (in years)	.5	0.5	0.5	0
Dividend yield	0%	0%	0%

At December 30, 2006, there was $9.2 million of total unrecognized compensation cost related to unvested employee and director stock options, which is expected to be recognized over a weighted average period of 2.7 years. Our current practice is to issue new shares to satisfy option exercises. In conjunction with the adoption of SFAS No. 123(R), we changed our method of recognizing the expense of stock-based compensation over the requisite service period from the accelerated approach in accordance with FIN No. 28 to the straight-line method. Compensation expense for all stock-based compensation awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach, while compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 will be recognized using the straight-line method.

The following table summarizes our stock option activity and related information for the year ended December 30, 2006 (shares and aggregate intrinsic value in thousands):

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (years)	value
Balance, January 1, 2006	23,926	$7.64
Granted	3,846	5.69
Exercised	(641)	5.01
Forfeited or expired	(5,635)	8.66
Balance, December 30, 2006	21,496	$7.10	5.95	$14,650
Vested and expected to vest at December 30, 2006	19,070	$7.34	5.80	$11,520
Exercisable, December 30, 2006	14,765	$8.00	5.25	$5,443

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for fiscal 2006 was $0.1 million. Total fair value of options vested and expensed in fiscal 2006 was $4.1 million.

The resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted were $3.01, $1.49 and $1.81 for fiscal years 2006, 2005 and 2004, respectively. The weighted average fair values calculated using the Black-Scholes option pricing model for the ESPP were $1.19, $1.06 and $1.85 for fiscal years 2006, 2005 and 2004, respectively.

At December 30, 2006, a total of 4.4 million shares of our common stock were available for future grants under our stock option plans. Shares subject to stock option grants that expire or are cancelled without delivery of such shares generally become available for reissuance under these plans. At December 30, 2006, a total of 0.4 million shares of our common stock were available for future purchases under our ESPP.

The table below sets out the pro forma amounts of net loss and net loss per share that would have resulted for the years ended December 31, 2005 and January 1, 2005 if the Company had accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted or options may be cancelled in future years (in thousands, except per-share data):

	Year Ended
	December 31, 2005	January 1, 2005
Net loss as reported	$(49,119)	$(51,979)
Add: Stock compensation expense related to acquisitions (attributable to research and development activities) included in reported net loss, net of related tax effects	1,817	3,418
Deduct: Total stock-based employee compensation expense, net of estimated forfeitures, determined under fair value based method for all awards, net of related tax effects	(17,439)	(18,029)
Pro forma net loss	$(64,741)	$(66,590)
Net loss per share:
Basic and diluted—as reported	$(0.43)	$(0.46)
Basic and diluted—pro forma	$(0.57)	$(0.59)

Upon the adoption of SFAS No. 123(R) effective January 1, 2006, stock compensation expense related to acquisitions (attributable to research and development activities) and previously classified as part of Amortization of intangible assets has been reclassified to Research and development expense. Such deferred stock compensation attributable to research and development activities was completely recognized as of April 1, 2006. Acquisition related compensation expense was less than $0.1 million in fiscal 2006 and was $1.8 million and $3.4 million in 2005 and 2004, respectively.

In anticipation of the effective date of SFAS No. 123(R), in the fourth quarter of fiscal 2005, the Company accelerated the vesting of options under the 1996 and 2001 plans, including options granted to the Company’s executive officers, that have an option price equal to or greater than $7.25 per share. The acceleration was done as part of a comprehensive review of the Company’s entire benefits program and the decision to accelerate some of the Company’s options was made after review of the Company’s current stock price, the competitive benefits and costs for the Company from the options, the benefit of the options to the employees and the impact of the recognition of compensation expense upon the adoption of SFAS No. 123(R). The closing price of the Company’s stock, as reported on the NASDAQ National

Market, on the date of the option acceleration was $5.29 per share. Unvested options of 1.3 million shares became exercisable as a result of the vesting acceleration.

In February 2007, the compensation committee of our Board of Directors approved the grant of restricted stock units to officers of the Company, including executive officers. The grants of restricted stock units are part of an overall revision of the Company’s equity compensation practices undertaken by the compensation committee, which, in part, has tied the number of shares to be granted in a given year to officers of the Company, including executive officers, to the Company’s performance to its annual plan. In order to implement the alignment of equity incentive grants to annual plan performance, the timing of annual equity incentive grants to officers has been moved from the regularly scheduled board meeting occurring in the Company’s third fiscal quarter to the regularly scheduled board meeting occurring in the first fiscal quarter. Moreover, grants of restricted stock units have been made in lieu of a portion of the annual replenishment option grants to officers. In addition, the vesting of restricted stock units granted to executive officers is contingent upon certain annual appreciation in the Company’s stock price.

(12)—Employee Benefit Plans:

Profit Sharing Plan

We initiated a profit sharing plan effective April 1, 1990. Under the provisions of this plan, as approved by the Board of Directors, a percentage of our operating income, as defined and calculated at the end of March and September for the prior six-month period, is paid to qualified employees. There was no expense recorded related to the profit sharing plan in fiscal years 2006, 2005 or 2004.

Qualified Investment Plan

In 1990, we adopted a 401(k) plan, which provides participants with an opportunity to accumulate funds for retirement. The plan does not allow investments in the Company’s common stock. The plan allows for the Company to make discretionary matching contributions in cash. The Company made $0.6 million in matching contributions in fiscal 2006 and no matching contributions in 2005 or 2004.

Executive Deferred Compensation Plan

We initiated an Executive Deferred Compensation Plan effective August 1997. Under the provisions of this plan, as approved by the Board of Directors, certain senior executives may annually defer up to 75% of their salary and up to 100% of their incentive compensation. The return on deferred funds is based upon the performance of designated mutual funds or our publicly traded common stock. There is no guaranteed return or matching contribution. During fiscal 2006, we paid out $3.0 million of the deferred compensation balance. Balances at December 30, 2006 and December 31, 2005 of $4.4 million and $6.6 million, respectively, are reflected in Other long-term liabilities in our accompanying Consolidated Balance Sheet and the related assets are included in Foundry investments, advances and other assets in our accompanying Consolidated Balance Sheet. The deferred compensation amounts are unsecured obligations, but we have made corresponding contributions to a trust fund owned by the Company for the benefit of deferred compensation plan participants. The trust fund invests in mutual funds or our publicly traded common stock in the manner directed by participants pursuant to provisions of the plan. The mutual funds are accounted for as trading securities and are marked to market in our Consolidated Balance Sheet until they are sold.

Executive Variable Compensation Plans

On December 6, 2005, the Compensation Committee and the Board of Directors approved the 2006 Executive Bonus Plan. The Company’s Chief Executive Officer and other members of senior management as nominated by the Chief Executive Officer and approved by the Compensation Committee are eligible to participate in the Executive Bonus Plan. The bonus payout for each participant is based both on Company performance, as measured by achievement of revenue and operating income performance goals approved by the Board prior to the commencement of the plan year, and individual performance. At December 30, 2006, Accrued payroll obligations included $1.4 million under the 2006 Executive Bonus Plan.

(13)—Commitments and Contingencies:

In September and October 2004, three putative class action complaints were filed in the United States District Court for the District of Oregon against Lattice Semiconductor Corporation, our Chief Executive Officer and President Stephen A. Skaggs, and our former Chief Executive Officer Cyrus Y. Tsui. These complaints were filed on behalf of a putative class of investors who purchased our stock between April 22, 2003 and April 19, 2004. They generally alleged violations of federal securities laws arising out of our previously announced restatement of financial results for the first, second, and third quarters of 2003. Consistent with the usual procedures for cases of this kind, these cases were amended and consolidated into a single action. In an amended and consolidated complaint filed January 27, 2005 our former President and our former Controller were added as defendants. The complaints generally sought an unspecific amount of damages, as well as attorney fees and costs. On March 16, 2006 the Company announced it had entered into an agreement with the plaintiffs to settle the consolidated action. The agreement does not contain any admission of fault or wrongdoing on the part of the Company or any of the individual defendants in the litigation, and provides that plaintiffs will receive an aggregate amount of $3.5 million, inclusive of fees and expenses of counsel, in exchange for a release of the Company and the individual defendants from all claims asserted in the litigation. The Company’s insurance carriers have paid the entire amount, on behalf of the Company, to settle the suit under the terms of the Company’s director and officer liability insurance policy. On November 6, 2006, the court formally approved the settlement and issued an Order of Dismissal with Prejudice. The Company had previously recorded a liability in its financial statements for the proposed amount of the settlement. Additionally, because the insurance carriers had agreed to pay the entire $3.5 million settlement amount, a receivable was also recorded for the same amount. Accordingly, there was no impact to the Consolidated Statement of Operations as the amounts of the settlement and the insurance recovery fully offset. With the final settlement and dismissal of the litigation with prejudice, the offsetting receivable and liability have been reversed as of December 30, 2006.

We previously announced that the Securities and Exchange Commission (“SEC”) had been conducting an informal inquiry into our restatement of financial results for the first, second, and third quarters of 2003. We also previously announced that our Audit Committee conducted an internal examination concerning issues primarily associated with executive compensation and several items pertaining to our internal controls. We have furnished information regarding our restatement and the other matters examined by the Audit Committee to the SEC. On September 30, 2005 the SEC issued a Cease-and-Desist Order concerning our former Controller, and referenced certain events in connection with our prior restatement of financial results. In September 2006, we made a settlement offer to the SEC to resolve the informal inquiry. We offered to consent to the entry of a cease and desist order with respect to violations of Sections 13(a) and 13(b)(2)(A)-(B) of the Securities Exchange Act of 1934, as amended, and Rule 13a-13 promulgated thereunder. The proposed settlement was approved by the SEC, and on January 12, 2007 the SEC issued an Order instituting Cease-and-Desist Proceedings, making findings, and imposing a Cease-and-Desist Order pursuant to Section 21C of the Securities Exchange Act of 1934.

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

The Internal Revenue Service has examined our income tax returns for 2001 and 2002, and has issued proposed adjustments of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. We do not agree with these proposed adjustments and are in the appeals process. Although the final resolution of this appeal and other tax issues are uncertain, we believe that adequate amounts have been provided for in the Consolidated Financial Statements. There is the possibility of either favorable or unfavorable impacts on the results of operations in the period in which these matters are ultimately resolved, or in the period in which our estimates of the outcomes change.

(14)—Related Party:

Larry W. Sonsini was a member of our Board of Directors until April 2004, and is presently the Chairman of Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides us with corporate legal services. Legal services billed to the Company were $0.2 million, $0.8 million and $0.6 million for fiscal years 2006, 2005 and 2004, respectively. Amounts payable to the law firm totaled less than $0.1 million at both December 30, 2006 and December 31, 2005.

(15)—Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic products. Our sales by major geographic area were as follows (in thousands):

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
United States	$50,055	$48,996	$65,044
Export revenue:
Europe	56,475	50,235	50,867
China	40,817	27,842	29,802
Japan	31,685	31,311	31,134
Taiwan	25,870	16,966	20,886
Other Asia	23,510	21,172	21,698
Other Americas	17,047	14,538	6,401
Total export revenue	195,404	162,064	160,788
Total revenue	$245,459	$211,060	$225,832

Resale of product through two distributors, Arrow Electronics, Inc. and Avnet Inc., accounted for 12% and 9%, 16% and 11%, and 14% and 10% of total worldwide revenue for fiscal years 2006, 2005 and 2004, respectively. No individual customer accounted for more than 10% of revenue for any of the fiscal years presented. More than 90% of our property and equipment is located in the United States.

(16)—Quarterly Financial Data (Unaudited):

A summary of the company’s consolidated quarterly results of operations are as follows (in thousands, except per share data):

	2006				2005
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenue	$61,832	$63,456	$62,719	$57,452	$53,991	$53,390	$52,396	$51,283
Gross margin(1)	$34,960	$35,692	$35,773	$32,307	$26,497	$29,992	$29,534	$29,112
Restructuring charges (adjustment)(2)	$(7)	$102	$97	$119	$11,936	$—	$—	$—
Net income (loss)(3)	$937	$897	$2,066	$(807)	$(22,990)	$(7,085)	$(8,159)	$(10,885)
Basic net income (loss) per share	$.01	$.01	$0.02	$(0.01)	$(0.20)	$(0.06)	$(0.07)	$(0.10)
Diluted net income (loss) per share	$.01	$.01	$0.02	$(0.01)	$(0.20)	$(0.06)	$(0.07)	$(0.10)

(1)           Includes $1.8 million charge to cost of sales for excess inventory related to a last-time buy program in the fourth quarter of fiscal 2005.

(2)           Represents costs incurred under the 2005 restructuring plan, which was implemented in the fourth quarter of fiscal 2005. These costs primarily relate to separation packages and costs to vacate space under long-term lease arrangements. Also includes $2.7 million related to the write-off of an intellectual property license.

(3)           Includes gains related to the extinguishment of Convertible Notes for the first, third and fourth quarters of fiscal 2006, and the first, second and third quarters of 2005. Also includes gains on the sale of UMC common stock in the second and fourth quarters of fiscal 2006, and the second quarter of 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lattice Semiconductor Corporation

We have completed integrated audits of Lattice Semiconductor Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 30, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of Lattice Semiconductor Corporation and its subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in the year ended December 30, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
March 8, 2007

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 30, 2006, the company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 30, 2006, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited the company’s Consolidated Financial Statements, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement (the “Proxy Statement”) for the 2007 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we will file not later than 120 days after the end of the fiscal year covered by this report. With the exception of the information expressly incorporated by reference from the Proxy Statement, the Proxy Statement is not to be deemed filed as a part of this report.

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding our directors that is required by this item is incorporated by reference from the information contained under the caption “Proposal 1: Election of Directors” and “Board Meetings and Committees” in the Proxy Statement. Information regarding our executive officers that is required by this item is set forth in Part I of this report under the caption “Executive Officers of the Registrant.”

Information regarding Section 16(a) reporting compliance that is required by this item is incorporated by reference from the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. The Standards of Ethics and Conduct is posted on our website at www.latticesemi.com and is incorporated by reference as an exhibit to this Annual Report on Form 10-K. Amendments to the code of ethics or any grant of a waiver from a provision of the code of ethics requiring disclosure under applicable SEC rules, if any, will be disclosed on our website at www.latticesemi.com.

Information about our “Director Code of Ethics” and written committee charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee are available free of charge on the Company’s website at www.latticesemi.com and is available in print to any shareholder upon request.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005. The procedures by which security holders may recommend nominees to our Board of Directors were described in detail in the information concerning our Nominating and Governance Committee under the caption “Board Meetings and Committees” in our Proxy Statement filed April 3, 2006.

Information regarding our Audit Committee that is required by this Item is incorporated by reference from the information concerning our Audit Committee contained under the caption “Board Meetings and Committees” in the Proxy Statement.

Item 11. Executive Compensation.

The information contained under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes information, as of December 30, 2006, with respect to shares of our common stock that may be issued under our existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options assumed by us in connection with mergers and acquisitions. Footnote (5) to the table sets forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of December 30, 2006, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

	(A)	(B)	(C)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(numbers in table and notes are in thousands except per share amounts)
Equity compensation plans approved by security holders(1)	19,990	$6.86	4,829	(2)
Equity compensation plans not approved by security holders	670 (3)	$8.64	15	(4)
Total	20,660	$6.92	4,844

(1)          Includes shares of our common stock issuable upon exercise of options from the 1996 Stock Incentive Plan, the 2001 Stock Plan and the 2001 Outside Directors’ Stock Option Plan.

(2)          Includes 425 shares reserved for issuance under our Employee Stock Purchase Plan.

(3)          Consists of shares of our common stock issuable upon exercise of warrants issued to a vendor as compensation for services. The warrants have an exercise price equal to the closing market price on the date of issue and were earned by the vendor ratably over the one year service period and have a term of five years. Security holder approval was not required for the issuance of these warrants pursuant to our charter documents and applicable law and regulations.

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

(5)          The table does not include information for the stock options assumed by us in connection with mergers and acquisitions. At December 30, 2006, a total of 1,506 shares of our common stock were issuable upon exercise of those assumed options. The weighted-average exercise price of those assumed options is $10.23 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption entitled “Director Independence” in the Proxy Statement is incorporated herein by reference.

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
3.1

The Company’s Restated Certificate of Incorporation filed February 24, 2004 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

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

Exhibit Number		Description
10.33	*

2001 Outside Directors’ Stock Option Plan, as amended and restated effective May 2, 2006 (Incorporated by reference to the Exhibit filed with the Company’s 2006 Proxy Statement filed on April 3, 2006).

10.34	*	2001 Stock Plan, as amended, and related Form of Option Agreement (Incorporated by reference to Exhibits (d)(3) and (d)(4) to the Company’s Schedule TO filed on February 13, 2003).
10.35

Intellectual Property Agreement by and between Agere Systems Inc. and Agere Systems Guardian Corporation and Lattice Semiconductor Corporation as Buyer, dated January 18, 2002 (Incorporated by reference to Exhibit 10.35 filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

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

Form of Indemnification Agreement executed by each director and executive officer of the Company and certain other officers and employees of the Company and its subsidiaries (Incorporated by reference to Exhibit 10.41 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

10.42

Amendment dated March 25, 2004 to Advance Production Payment Agreement dated March 17, 1997, as amended, among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.42 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004)(1).

10.43

Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004)(1).

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

Exhibit Number		Description
10.47	*

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
10.53

Addendum dated March 22, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.53 filed with the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006).

10.54

Addendum No. 2 dated effective October 1, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.54 filed with the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006)(1).

10.55	*

2007 Executive Variable Compensation Plan, as amended (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 7, 2006, as amended as described in the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.56	*	Form of Notice of Grant of Restricted Stock Units to Executive Officer (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 8, 2007).
14.1		Standards of Ethics and Conduct (Incorporated by reference to Exhibit 14.1 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 8, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date
/s/ STEPHEN A. SKAGGS	President, Chief Executive Officer and Director	March 8, 2007
Stephen A. Skaggs	(Principal Executive Officer)
/s/ JAN JOHANNESSEN	Senior Vice President and Chief Financial Officer	March 8, 2007
Jan Johannessen	(Principal Financial and Accounting Officer)
/s/ PATRICK S. JONES	Director	March 8, 2007
Patrick S. Jones
/s/ BALAJI KRISHNAMURTHY	Director	March 8, 2007
Balaji Krishnamurthy
/s/ HARRY A. MERLO	Director	March 8, 2007
Harry A. Merlo
/s/ GERHARD H. PARKER	Director	March 8, 2007
Gerhard H. Parker

Schedule II

LATTICE SEMICONDUCTOR CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (describe)	Write-offs, net of recoveries	Balance at end of period
Fiscal year ended January 1, 2005:
Allowance for deferred taxes	$161,636	$19,680	$—	$—	$181,316
Allowance for doubtful accounts	1,024	(85)	—	—	939
	$162,660	$19,595	$—	$—	$182,255
Fiscal year ended December 31, 2005:
Allowance for deferred taxes	$181,316	$17,525	$—	$—	$198,841
Allowance for doubtful accounts	939	—	—	—	939
	$182,255	$17,525	$—	$—	$199,780
Fiscal year ended December 30, 2006:
Allowance for deferred taxes	$198,841	$(6,970)	$—	$—	$191,871
Allowance for doubtful accounts	939	(62)	—	—	877
	$199,780	$(7,032)	$—	$—	$192,748

S-1