Form 10-Q
period 2007-03-31
LATTICE SEMICONDUCTOR CORP
filed 2007-05-10
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Number of shares of common stock outstanding as of May 8, 2007      114,769,861

The information contained in this Form 10-Q is as of May 9, 2007. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 30, 2006.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006

Revenue	$58,107	$57,452

Costs and expenses:
Cost of products sold	26,218	25,145
Research and development	22,008	20,351
Selling, general and administrative	14,566	13,689
Amortization of intangible assets	2,667	2,813
Restructuring	(130)	119
	65,329	62,117

Loss from operations	(7,222)	(4,665)

Interest and other income (expense), net:
Interest income	2,201	2,755
Interest expense	(22)	(12)
Other income, net	829	1,304
	3,008	4,047

Loss before provision for income taxes	(4,214)	(618)

Provision for income taxes	169	189

Net loss	$(4,383)	$(807)

Basic net loss per share	$(0.04)	$(0.01)

Diluted net loss per share	$(0.04)	$(0.01)

Shares used in per share calculations:

Basic	114,688	113,791

Diluted	114,688	113,791

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share and par value data)

(unaudited)

	March 31, 2007	December 30, 2006
Assets

Current assets:
Cash and cash equivalents	$34,109	$40,437
Marketable securities	135,547	192,771
Accounts receivable, net	28,659	22,545
Inventories	40,311	38,816
Current portion of foundry investments and advances	26,955	23,714
Prepaid expenses and other current assets	10,116	11,760
Total current assets	275,697	330,043

Foundry investments, advances and other assets	101,749	109,964
Property and equipment, less accumulated depreciation	47,228	46,696
Intangible assets, less accumulated amortization	12,980	15,647
Goodwill	223,556	223,556
	$661,210	$725,906

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$32,505	$70,442
Accrued payroll obligations	9,534	12,401
Deferred income and allowances on sales to distributors	7,548	6,230
Other current liabilities	9,120	20,480
Total current liabilities	58,707	109,553

Zero Coupon Convertible Subordinated Notes due in 2010	80,000	89,120
Other long-term liabilities	5,639	15,488
Total liabilities	144,346	214,161
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 114,753,000 and 114,526,000 shares issued and outstanding	1,148	1,145
Paid-in capital	605,833	603,273
Accumulated other comprehensive loss	(501)	(230)
Accumulated deficit	(89,616)	(92,443)
	516,864	511,745

	$661,210	$725,906

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net loss	$(4,383)	$(807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,099	6,822
Gain on extinguishment of convertible notes	(653)	(1,200)
Stock-based compensation	1,389	707
Changes in assets and liabilities:
Accounts receivable	(6,114)	(1,816)
Inventories	(1,495)	(3,567)
Prepaid expenses and other assets	1,995	1,022
Wafer advances (includes wafer credits)	2,268	2,685
Accounts payable and accrued expenses	(39,804)	(2,674)
Accrued payroll obligations	(2,868)	(1,932)
Deferred income and allowances on sales to distributors	1,318	(2,765)
Other liabilities	22	51
Net cash used in operating activities	(41,226)	(3,474)

Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	105,480	47,295
Purchase of marketable securities	(48,256)	(35,183)
Capital expenditures	(3,915)	(2,754)
Net cash provided by investing activities	53,309	9,358

Cash flows from financing activities:
Extinguishment of Zero Coupon Convertible Subordinated Notes	(19,575)	(8,738)
Advances on yen line of credit	—	607
Paydown on yen line of credit	—	(420)
Net proceeds from issuance of common stock	1,164	1,292
Net cash used in financing activities	(18,411)	(7,259)

Net decrease in cash and cash equivalents	(6,328)	(1,375)

Beginning cash and cash equivalents	40,437	39,336

Ending cash and cash equivalents	$34,109	$37,961

Supplemental disclosures of non-cash investing and financing activities:
Unrealized (loss) gain on (depreciation) appreciation of foundry investments included in Accumulated other comprehensive loss	$(249)	$1,572
Distribution of deferred compensation	$1,274	$2,785

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies:

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared by Lattice Semiconductor Corporation (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in our opinion include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2006.  Prior period disclosures have been reclassified to the extent required to be consistent with the current period presentation.  As a result of the restructuring implemented in the fourth quarter of 2005 (see Note 8 to these Condensed Consolidated Financial Statements), the Company realigned certain departments and job responsibilities in 2006.  Due to these changes, the Company reviewed its historical cost center allocations and has reclassified these to reflect post-restructuring operations.  Amounts previously reported in the first quarter of 2006 have been reclassified to be consistent with the approach applied in the first quarter of 2007.

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

We report based on a 52 or 53-week year ending on the Saturday closest to December 31. Our first quarter for fiscal 2007 and 2006 ended on March 31, 2007 and April 1, 2006, respectively.  All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

Effective December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”).   We are subject to income taxes in the United States and certain foreign countries.  We believe our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained.  We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For uncertain tax positions where it is more likely than not that a tax benefit will be sustained, we record the greatest amount of tax benefit that has a greater than 50 percent probability of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. For uncertain income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Our policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits in the Provision for income taxes.  Other than the adoption of FIN No. 48, there have been no changes to the significant accounting policies as included in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2006.

New Accounting Pronouncements

There have been no new relevant accounting pronouncements or material changes to the new accounting pronouncements as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Note 2 — Net Loss Per Share:

Net loss per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, restricted stock units, warrants to purchase common stock and Zero Coupon Convertible Subordinated Notes due in 2010 (“Convertible Notes”).

The most significant difference between the computation of basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as stock options, restricted stock units, warrants and Convertible Notes as outstanding. For both periods presented, the computation of diluted net loss per share excludes the effect of stock options, restricted stock units, warrants and Convertible Notes, as they are antidilutive.  A reconciliation of basic and diluted net loss per share is presented below (in thousands, except for per share data):

	Three Months Ended
	March 31, 2007	April 1, 2006
Basic and diluted net loss	$(4,383)	$(807)

Shares used in basic net loss per share calculations	114,688	113,791

Dilutive effect of stock options, restricted stock units, warrants and Convertible Notes	—	—

Shares used in diluted net loss per share	114,688	113,791

Basic and diluted net loss per share	$(0.04)	$(0.01)

Note 3 — Inventories (in thousands):

	March 31, 2007	December 30, 2006
Work in progress	$30,215	$27,952
Finished goods	10,096	10,864
	$40,311	$38,816

Note 4 — Changes in Stockholders’ Equity (in thousands):

	Common stock	Paid-in capital	Accumulated other comprehensive loss	Accumulated deficit (1)	Total
Balances, December 30, 2006	$1,145	$603,273	$(230)	$(92,443)	$511,745

Cumulative effect adjustment (See “Note 7 Income Taxes”)	—	—	—	7,210	7,210

Common stock issued in connection with exercise of stock options and ESPP	3	1,161	—	—	1,164

Unrealized loss on foundry investments, net	—	—	(249)	—	(249)

Stock-based compensation expense related to employee and director stock options and ESPP	—	1,389	—	—	1,389

Distribution of stock held in deferred compensation plan	—	10	—	—	10

Translation adjustment	—	—	(22)	—	(22)

Net loss for the quarter ended March 31, 2007	—	—	—	(4,383)	(4,383)

Balances, March 31, 2007	$1,148	$605,833	$(501)	$(89,616)	$516,864

(1) We determined in the first quarter of fiscal 2007 that at December 30, 2006 our accrual for the Company’s matching contribution for future employee 401(K) plan contributions was overstated by $2.2 million related to amounts originally provided for in fiscal 2001. We are adjusting the December 30, 2006 Condensed Consolidated Balance Sheet by reducing previously reported Accrued payroll obligations and Accumulated deficit by the same amount under the provisions for making immaterial corrections outlined in Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

Total comprehensive loss for the first three months of 2007 was approximately $4.7 million and is substantially comprised of a net loss from operations of $4.4 million and unrealized loss on foundry investments of $0.2 million.

Note 5 — Foundry Investments, Advances and Other Assets (in thousands):

		March 31, 2007	December 30, 2006
	Foundry investments and other assets	$33,224	$32,440
	Wafer supply advances	95,480	101,238
		128,704	133,678
Less:	UMC common stock available for sale	(2,945)	(3,194)
	Current portion of wafer advances	(24,010)	(20,520)
		$101,749	$109,964

We owned approximately 5.1 million shares of UMC common stock at March 31, 2007, which is unchanged from December 30, 2006.  If we further liquidate our UMC common stock, it is likely that the amount of any future realized gain or loss will be different from the unrealized gain or loss reported in Accumulated other comprehensive income (loss) in prior periods.

Note 6 — Purchased Intangible Assets:

The following tables present details of the Company’s total purchased intangible assets (in millions):

March 31, 2007	Gross	Accumulated amortization	Net

Current technology	$273.6	$(264.2)	$9.4
Patents and trademarks	26.8	(26.8)	—
Customer list	17.4	(17.4)	—
Non-compete agreements	14.2	(14.2)	—
Licenses	10.2	(7.6)	2.6
Core technology	7.3	(6.7)	0.6
Workforce	4.7	(4.3)	0.4
Backlog	1.4	(1.4)	—
Total	$355.6	$(342.6)	$13.0

December 30, 2006	Gross	Accumulated amortization	Net

Current technology	$273.6	$(262.6)	$11.0
Patents and trademarks	26.8	(26.8)	—
Customer list	17.4	(17.4)	—
Non-compete agreements	14.2	(14.2)	—
Licenses	10.2	(7.2)	3.0
Core technology	7.3	(6.3)	1.0
Workforce	4.7	(4.1)	0.6
Backlog	1.4	(1.4)	—
Total	$355.6	$(340.0)	$15.6

The estimated future amortization expense of purchased intangible assets as of March 31, 2007 is as follows (in millions):

Fiscal Year:	Amount

2007 (remaining nine months)	$7.2
2008	5.6
2009	0.2
$13.0

Note 7 — Income Taxes:

As previously described in Note 1 to these Condensed Consolidated Financial Statements, effective December 31, 2006, we adopted FIN No. 48.  As a result of the December 31, 2006 transition to the FIN No. 48 recognition and measurement requirement for uncertain tax positions, we recognized as a cumulative effect adjustment, a decrease in Other long-term liabilities of $8.6 million, an increase in Accounts payable and accrued expenses of $1.4 million and a reduction in Accumulated deficit of $7.2 million.  As of the date of adoption, our unrecognized tax benefits totaled $4.9 million, of which $4.7 million, if recognized, would affect the effective tax rate and future tax provision.  The unrecognized tax benefit at December 31, 2006 includes $0.6 million for the payment of interest and penalties. It also includes $3.4 million related to tax positions for which it is reasonably possible that the amounts could significantly change during the next twelve months.  The $3.4 million represents a decrease in unrecognized tax benefits comprised of items related to matters currently in IRS appeals, certain federal and state tax credits, matters currently being examined by a foreign jurisdiction and expiring uncertain income tax positions related to foreign tax filings for years no longer subject to examination under expiring statutes of limitations.

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions.  We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2000.

The Internal Revenue Service has examined our income tax returns for 2001 and 2002, and has issued proposed adjustments of $1.4 million, plus interest.  These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses.  We do not agree with these proposed adjustments and are in the appeals process.  Although the final resolution of this appeal is uncertain, we believe that adequate amounts have been provided for in the uncertain tax benefits.  There is the possibility of either favorable or unfavorable impact on our results of operations in the period in which these matters are effectively resolved, or in the period in which our estimates of the outcomes change.  We are subject to state and local income tax examinations for the years 2001 through 2004.  We are subject to examination in the United Kingdom for 2005.  To date, there are no proposed adjustments that will have a material adverse effect on our results of operations.  We are not currently under examination in any other foreign jurisdictions.

During the three months ended March 31, 2007, we recognized approximately $0.1 million in potential interest and penalties associated with uncertain tax positions.

Note 8 — Restructuring:

During the fourth quarter of 2005, we initiated and completed a restructuring plan (“2005 restructuring plan”) to reduce operating expenses. The restructuring encompassed three major components — a streamlining of research and development sites, a voluntary separation program for certain employees and an organizational consolidation within the Company’s largest design center. These actions did not impact the Company’s product direction or product roll-out strategy.

In the fourth quarter of 2005, the Company recorded an initial restructuring charge of $11.9 million. The charge primarily related to separation packages, costs to vacate space under long-term lease arrangements and the write-off of an intellectual property license. All of our restructuring accruals as of March 31, 2007 are related to the 2005 restructuring plan.

The following table displays the current estimate for each major type of cost associated with the 2005 restructuring plan (in thousands):

	Balance, at December 30, 2006	Charged to expense	Paid or settled	Adjustments to reserve	Balance, at March 31, 2007	As of March 31, 2007
						Aggregate expense and adjustments
Severance and related costs	$108	$—	$—	$—	$108	$6,341
Lease loss reserve	1,509	45	(219)	(175)	1,160	2,267
Other	143	—	—	—	143	3,509
Total	$1,760	$45	$(219)	$(175)	$1,411	$12,117

Included in our Condensed Consolidated Statement of Operations and reported as Restructuring for the three months ended March 31, 2007 is a net credit to operating expenses of $0.1 million. The credit was due primarily to a change in estimated future sublease income for the vacated premises in Austin, Texas.  In the first quarter of fiscal 2007 we entered into a sublease agreement for the vacated premises and adjusted the estimated sublease income to be consistent with that agreement.  The above restructuring accrual at March 31, 2007 is based on estimates that are subject to change. Lease charges could change based on our ability to either generate sublease income or terminate lease obligations at the amounts estimated, and are dependent upon lease market conditions at the time we negotiate the potential lease arrangements. Variance from these estimates could alter our ability to achieve anticipated expense reductions in the planned timeframe and modify our expected cash outflows and working capital.

Balances at December 30, 2006 and March 31, 2007 of $1.1 million and $0.8 million, respectively, of the lease loss reserve are classified as long-term and included in Other long-term liabilities, as they relate to operating lease commitments accrued as part of restructuring costs, payable after twelve months.

Note 9 — Long-Term Debt:

On June 20, 2003, we issued $200.0 million in Convertible Notes.  In October 2003, our Board of Directors authorized management to repurchase up to $100.0 million of our Convertible Notes. In November 2006, our Board of Directors authorized management to repurchase up to an additional $20.0 million of our Convertible Notes, for an aggregate potential repurchase amount of $120.0 million.  Included in Other current liabilities on the Condensed Consolidated Balance Sheet is $9.1 million and $20.5 million of Convertible Notes at March 31, 2007 and December 30, 2006, respectively, that were repurchased in May 2007 and in the first quarter of fiscal 2007, respectively. The extinguishment of debt in the first quarter of fiscal 2007 resulted in a gain of $0.7 million that is included in Other income, net for the quarter ended March 31, 2007. The extinguishment of debt in May 2007 resulted in a gain of $0.4 million that will be included in Other income, net for the quarter ending June 30, 2007.

Note 10 — Stock-Based Compensation:

Effective January 1, 2006, we began recording employee and director stock option and Employee Stock Purchase Plan (“ESPP”) compensation expense in accordance with “Share Based Payment — a revision of SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB 107”).

Total stock-based compensation expense was included in the Condensed Consolidated Statement of Operations as follows (in thousands):

Line Item:	March 31, 2007	April 1, 2006

Cost of products sold	$130	$60
Research and development	703	376
Selling, general and administrative	556	271
	$1,389	$707

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions and weighted-average fair values:

	Grants for
	Three Months Ended
	March 31, 2007	April 1, 2006
Employee and Director Stock Options:
Weighted-average fair value of grants	$3.11	$2.38
Expected volatility	55.4%	57.7%
Risk-free interest rate	4.8%	4.5%
Expected term (in years)	4.75	4.75
Dividend yield	0.0%	0.0%

Employee Stock Purchase Plan:
Weighted-average fair value of ESPP	$1.91	$0.53
Expected volatility	47.8%	31.0%
Risk-free interest rate	5.1%	4.4%
Expected term (in years)	.50	.50
Dividend yield	0.0%	0.0%

As of March 31, 2007, there was $10.7 million of total unrecognized compensation cost related to employee and director stock options, which are expected to be recognized over a weighted-average period of 3.4 years.

The following table summarizes our stock option activity and related information for the first quarter ended March 31, 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
	(In thousands)			(In thousands)

Balance, December 30, 2006	21,496	$7.10
Granted	1,118	6.05
Exercised	(22)	4.44
Forfeited or expired	(816)	9.71
Balance, March 31, 2007	21,776	$6.95	5.88	$8,067

Vested and expected to vest at March 31, 2007	19,262	$7.16	5.53	$6,707

Exercisable, March 31, 2007	14,570	$7.78	5.23	$3,487

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three months ended March 31, 2007 and April 1, 2006 was $0.1 million and $0.4 million, respectively.

In February 2007, the compensation committee of our Board of Directors approved the grant of restricted stock units to officers of the Company, including executive officers. These restricted stock units generally vest over four years, however, the vesting of restricted stock units granted to executive officers is contingent upon certain annual appreciation in the Company’s stock price. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. Generally, the grant date fair value of the restricted stock units is equal to the closing market price of the Company’s common stock on the date of grant, and the fair value is amortized to expense on a straight-line basis over the requisite service period.

A summary of non-vested restricted stock units for the first quarter ended March 31, 2007 is presented as follows:

		Weighted-
		Average
		Grant
		Date
	Shares	Fair Value
	(In thousands)

Balance, December 30, 2006	—	$—
Granted	145	6.05
Exercised	—	—
Forfeited or expired	—	—
Balance, March 31, 2007	145	$6.05

As of March 31, 2007, there was $0.6 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately four years.

Note 11 — Legal Matters:

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

Note 12 — Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area were as follows (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006

United States:	$11,348	$13,709
Export revenue:
Europe	13,008	15,362
China	11,214	7,579
Japan	8,400	7,325
Taiwan	6,755	5,083
Other Asia	5,293	4,595
Other Americas	2,089	3,799
Total revenue from exports	46,759	43,743
Total revenue	$58,107	$57,452

Resale of product through our two largest distributors, Arrow Electronics, Inc. and Avnet, Inc., accounted for approximately 10% and eight percent, respectively, of revenue in the first quarter of fiscal 2007, and 12% and nine percent, respectively, of revenue for the first quarter of 2006. More than 90% of our property and equipment is located in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Lattice Semiconductor Corporation (the “Company”) designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by the end customer as specific logic circuits, and enable the end customer to shorten design cycle times and reduce development costs. Within the programmable logic market there are two groups of products - programmable logic devices (“PLDs”) and field programmable gate arrays (“FPGAs”) - each representing a distinct silicon architectural approach. Products based on the two alternative programmable logic architectures are generally optimal for different types of logic functions, although many logic functions can be implemented using either architecture. We believe that a substantial portion of programmable logic customers utilize both PLD and FPGA architectures. Our end customers are primarily original equipment manufacturers in the communications, computing, industrial, consumer, automotive, medical and military end markets.

Critical Accounting Policies and Estimates

Critical Accounting Policies are those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that other than the adoption of Financial Accounting Standard Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, there have been no significant changes during the three months ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Uncertain Tax Positions

Effective December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”).   We are subject to income taxes in the United States and certain foreign countries.  We believe our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained.  We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For uncertain tax positions where it is more likely than not that a tax benefit will be sustained, we record the greatest amount of tax benefit that has a greater than 50 percent probability of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. For uncertain income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

New Accounting Pronouncements

There have been no new relevant accounting pronouncements or material changes to the new accounting pronouncements as previously reported in Management’s Discussion and Analysis of Financial Condition and results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Results of Operations

Revenue

Key elements of our Condensed Consolidated Statement of Operations (dollars in thousands), and expressed as a percentage of revenues, were as follows:

	Three Months Ended
	March 31, 2007		April 1, 2006

Revenue	$58,107	100.0%	$57,452	100.0%

Gross margin	31,889	54.9	32,307	56.2
Research and development expenses	22,008	37.9	20,351	35.4
Selling, general and administrative expenses	14,566	25.0	13,689	23.8
Amortization of intangible assets	2,667	4.6	2,813	4.9
Restructuring	(130)	(0.2)	119	0.2
Loss from operations	$(7,222)	(12.4)%	$(4,665)	(8.1)%

Revenue for our business in the first quarter of fiscal 2007 increased to $58.1 million compared to $57.5 million for the first quarter of 2006, primarily due to growth of New products and FPGA products as well as strength in the industrial, consumer and military end markets.  This was partially offset by weakness in the communications and computing end markets. During the first quarter of fiscal 2007, total units sold increased by nine percent while overall average selling price declined by eight percent primarily due to varying product mix.

Revenue by Product Line

From a product line viewpoint, in the first quarter of fiscal 2007 there was a 23% increase in FPGA units sold and a nine percent increase in PLD units sold, partially offset by a decline in average selling price when compared to the first quarter of 2006, primarily due to varying product mix.

The composition of our revenue by product line for the first quarter of fiscal 2007 and 2006 was as follows (dollars in thousands):

	Three Months Ended
	March 31, 2007		April 1, 2006
FPGA	$11,850	20%	$10,776	19%
PLD	46,257	80	46,676	81
Total Revenue	$58,107	100%	$57,452	100%

Revenue by Product Classification

Revenue for New and Mainstream products increased 126% and nine percent, respectively, while Mature product revenue decreased 15% for the first quarter of fiscal 2007 compared to the first quarter of 2006.  Among other things, future revenue growth is dependent on overall economic conditions for our industry and market acceptance of our New products.

The composition of our revenue by product classification for the first quarter of fiscal 2007 and 2006 was as follows (dollars in thousands):

	Three Months Ended
	March 31, 2007		April 1, 2006
New*	$4,813	8%	$2,129	4%
Mainstream*	27,768	48	25,396	44
Mature*	25,526	44	29,927	52
Total Revenue	$58,107	100%	$57,452	100%

* Product Classification:

New:	LatticeSC, LatticeECP2/M, LatticeECP, LatticeXP, MachXO, Power Manager, ispClock
Mainstream:	FPSC, ispXPLD, ispGDX2, ispMACH 4/LV, ispGDX/V, ispMACH 4000/Z, ispXPGA, Software and IP
Mature:	ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-Volt CPLDs, all SPLDs

In the first quarter of fiscal 2007 we reclassified our New, Mainstream and Mature product categories to better reflect our current product portfolio. The New product category was narrowed, and, as such, several products were removed from our New product category and are now classified as Mainstream. As part of the change to product categories, we also reclassified certain products from Mainstream to Mature. Prior period ratios have been recalculated to reflect these new product category classifications.

Revenue by Geography

Revenue from export sales as a percentage of total revenue was 80% for the first quarter of fiscal 2007 and 76% for the first quarter of fiscal 2006.  Export revenue as a percentage of overall revenue increased due to relatively more favorable business conditions in Asia and a continuing trend towards outsourcing of manufacturing by North American customers.

The composition of our revenue by geographic location of our direct and indirect customers is as follows (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006

United States:	$11,348	$13,709
Export revenue:
Europe	13,008	15,362
China	11,214	7,579
Japan	8,400	7,325
Taiwan	6,755	5,083
Other Asia	5,293	4,595
Other Americas	2,089	3,799
Total revenue from exports	46,759	43,743
Total revenue	$58,107	$57,452

Gross Margin and Operating Expenses

Our gross margin percentage decreased from 56.2% in the first quarter of fiscal 2006 to 54.9% in the first quarter of 2007. The decline in gross margin percentage resulted primarily from revenue growth in New products, which typically carry an initial lower gross margin, and a last-time buy program to obsolete certain Mature products resulting in a charge to Cost of products sold to write down excess inventory.

Research and development expenses increased to $22.0 million in the first quarter of fiscal 2007 compared to $20.4 million for the same period in 2006. The increase is primarily a result of increased labor expense due to increased salaries for existing employees, and, to a lesser extent, additional stock-based compensation expense.

Selling, general and administrative expenses increased to $14.6 million in the first quarter of fiscal 2007 compared to $13.7 million in the first quarter of 2006. The increases are primarily a result of increased labor expense due to increased salaries for existing employees, and, to a lesser extent, additional stock-based compensation expense. The increase was partially offset by a $0.9 million reversal of an accrual for legal expenses in the first quarter of 2007 compared to a $0.5 million reversal in the first quarter of 2006.

Amortization of intangible assets declined to $2.7 million in the first quarter of fiscal 2007 compared to $2.8 million for the same period in 2006. Amortization charges are expected to be substantially eliminated by the end of 2008.

All restructuring activity relates to the restructuring plan implemented during the fourth quarter of fiscal 2005. Included in our Condensed Consolidated Statement of Operations and reported as Restructuring for the three months ended March 31, 2007 is a net credit of $0.1 million. The credit was due primarily to a change in estimated future sublease income for the vacated premises in Austin, Texas. In the first quarter of fiscal 2007 we entered into a sublease agreement for the vacated premises and adjusted the estimated sublease income to be consistent with that agreement. See Note 8 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Interest and other income (expense), net

Interest and other income (expense), net, was $3.0 million in the first quarter of 2007 and included a gain on the extinguishment of Zero Coupon Convertible Subordinated Notes due July 1, 2010 (“Convertible Notes”) of $0.7 million and interest on marketable securities and cash equivalents of $2.2 million. Interest and other income (expense), net, of $4.0 million in the first quarter of 2006 included a gain on the extinguishment of Convertible Notes of $1.2 million and interest on marketable securities and cash equivalents of $2.8 million. The decrease in interest income is the result of a reduction in the average invested balances in Marketable securities for the periods presented.

Provision for income taxes

We are paying foreign income taxes, which are reflected in the Provision for income taxes in the Condensed Consolidated Statement of Operations and are primarily related to the cost of operating an offshore research and development subsidiary and sales subsidiaries. We are not currently paying federal income taxes and do not expect to pay such taxes until the benefits of our tax net operating losses are fully utilized. We expect to pay a nominal amount of state income tax. We accrue interest and penalties related to unrecognized tax benefits in the Provision for income taxes.  See Note 7 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

	Three Months Ended
	March 31, 2007	April 1, 2006
Net cash used in operating activities	$(41,226)	$(3,474)
Net cash provided by investing activities	53,309	9,358
Net cash used in financing activities	(18,411)	(7,259)
Net decrease in cash and cash equivalents	$(6,328)	$(1,375)

Operating Activities

Net cash used in operating activities increased by $37.8 million in the first quarter of fiscal 2007 as compared to the first quarter of 2006.  The increase was primarily related to the $37.5 million advance payment made to Fujitsu Limited (“Fujitsu”) in the first quarter of fiscal 2007, while no payment was made in the first quarter of 2006.

Investing Activities

Net cash provided by investing activities increased by $44.0 million in the first quarter of fiscal 2007 as compared to the first quarter of 2006.  The increase was due to the sales of marketable securities to fund the $37.5 million advance payment to Fujitsu, and the $19.6 million used to extinguish Convertible Notes in the first quarter of fiscal 2007, compared to $8.7 million used to extinguish Convertible Notes in the first quarter of 2006.  Further, capital expenditures increased in the first quarter of fiscal 2007, totaling $3.9 million compared to $2.8 million in the first quarter of 2006.

Financing Activities

Net cash used in financing activities increased $11.2 million for the first quarter of fiscal 2007 as compared to the first quarter of 2006.  The increase was primarily due to the use of $19.6 million to extinguish our Convertible Notes in the first quarter of fiscal 2007 compared to $8.7 million in the first quarter of 2006.

Liquidity

As of March 31, 2007, our principal source of liquidity was $169.7 million of cash and marketable securities, which was approximately $63.6 million less than the balance of $233.2 million at December 30, 2006. This decrease was due primarily to the $37.5 million advance payment made to Fujitsu and $19.6 million used to extinguish Convertible Notes. Working capital decreased to $217.0 million at March 31, 2007 from $220.5 million at December 30, 2006. This decrease was primarily attributable to the reclassification of $9.1 million of Convertible Notes to Other current liabilities at March 31, 2007 on the Condensed Consolidated Balance Sheet.  This was partially offset by an increase in estimated wafer advances that will be utilized in the next twelve months and working capital generated from operations.

We believe that our existing liquid resources and cash expected to be generated from future operations, combined with wafer credits from foundries and our ability to borrow additional funds, will be adequate to meet our operating and capital requirements and obligations for the next twelve months.   As of March 31, 2007, we had completed the unsecured advance payments of an aggregate of $125.0 million to Fujitsu for prepaid wafers.  The advance payments will be returned to us in the form of wafer credits or other repayment, subject to the right of either party to terminate the agreement upon the occurrence of certain events. As of March 31, 2007, $4.4 million had been returned to us in the form of wafer credits, and we expect an additional $24.0 million to be returned to us in the form of wafer credits during the next twelve months. If we do not use all of our wafer credits by December 31, 2008, we may request a refund of the unused amount of the advance payment. The repayment obligation of Fujitsu is unsecured.

From 2003 through March 31, 2007, we paid an aggregate of $97.6 million to extinguish $110.9 million principal amount of Convertible Notes. In addition, in May 2007 we paid $8.7 million to extinguish $9.1 million in principal amount of Convertible Notes. From time to time we will assess our liquidity and capital resources, and overall economic and market conditions, and may repurchase additional Convertible Notes prior to their maturity date. Although the Convertible Notes are due for payment in 2010 unless they have otherwise been redeemed, purchased, repurchased or converted prior to their maturity date, holders of the Convertible Notes have a right to require payment of the Convertible Notes on July 1, 2008. At March 31, 2007 Convertible Notes with an aggregate principal amount of $89.1 million remain outstanding.

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

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations outside of the ordinary course of business in the first quarter of fiscal 2007 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

Off-Balance Sheet Arrangements

As of March 31, 2007 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation
S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures about market risk reported in our Annual Report on Form 10-K for the year ended December 30, 2006.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under Note 11 contained in the “Notes to Consolidated Condensed Financial Statements” is incorporated herein by reference.

ITEM 1A. RISK FACTORS

The risk factors included herein include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2006. The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

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

Many other factors that could disrupt our supply of finished products are beyond our control. Because worldwide capacity for assembly and testing of semiconductor products is limited and inelastic, we could be harmed by significant industry-wide increases in overall demand or interruptions in supply. The assembly of complex packages requires a consistent supply of a variety of raw materials such as substrates, leadframes, and mold compound. The worldwide manufacturing capacity for these materials is also limited and inelastic. A significant industry-wide increase in demand, or interruptions in the supply of these materials to our assembly or test contractors, could harm our operating results. Additionally, a future disruption of any of our assembly or test contractors’ operations as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, or other natural disaster or catastrophic event could disrupt our supply of assembled and tested devices and could harm our operating results.

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

We generally warrant our products for varying lengths of time against non-conformance to our specifications and certain other defects. Because our products, including hardware and software, are highly complex and incorporate leading-edge technology, our quality assurance programs may not detect all defects, whether manufacturing defects in individual products or systematic defects that could affect numerous shipments. On occasion we have repaired or replaced certain components and software or refunded the purchase price or license fee paid by our customers due to product defects. If there are material increases in warranty claims or the costs to resolve warranty claims compared with our historical experience, our revenue, gross margins, and net income may be adversely affected. For example, an inability to cure a product defect in a timely manner could result in product reengineering expenses, increased inventory costs, or damage to our reputation, any of which could materially impact our revenue, gross margins, and net income.

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

We derive a majority of our revenue from export sales. Accordingly, if we experience a decline in export sales, our operating results could be adversely affected. Our export sales are subject to numerous risks, including:

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

We have historically used equity incentives as a key component of employee compensation in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages.  The Financial Accounting Standards Board has adopted changes to generally accepted accounting principles that require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives beginning in the quarter ended April 1, 2006. To the extent that these or other new regulations make it more difficult or expensive to grant stock options and other equity incentives to employees, we will incur increased compensation costs. We also have changed our equity compensation strategy, and this could make it difficult to attract, retain and motivate employees. Any of these results could materially and adversely affect our business.

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

At March 31, 2007, our book value per share was $4.50 compared to our stock price, which has ranged from a low of $5.60 per share to a high of $6.80 per share for the quarter ended March 31, 2007. Presently, our stock price is trading above our consolidated book value. Should our stock price drop below book value for a sustained period, it may become necessary to record an impairment charge to goodwill, which would negatively impact our results of operations.

ITEM 6. EXHIBITS

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

10.33

2001 Outside Directors’ Stock Option Plan, as amended and restated effective May 1, 2007 (Incorporated by reference to Appendix A filed with the Company’s 2007 Definitive Proxy Statement filed on Schedule 14A on April 5, 2007).

10.34	2001 Stock Plan, as amended, and related Form of Option Agreement (Incorporated by reference to Exhibits (d)(3) and (d)(4) to the Company’s Schedule TO filed on February 13, 2003).

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

Exhibit Number	Description
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

10.49	2005 Executive Bonus Plan (Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

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

10.52	2006 Executive Bonus Plan (Incorporated by reference to Exhibit 99.4 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

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

10.56	Form of Notice of Grant of Restricted Stock Units to Executive Officer (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 8, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 9, 2007