Form 10-Q
period 2007-07-02
LATTICE SEMICONDUCTOR CORP
filed 2007-08-08
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

Number of shares of common stock outstanding as of August 6, 2007  115,055,664

The information contained in this Form 10-Q is as of August 7, 2007. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 30, 2006.

LATTICE SEMICONDUCTOR CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Condensed Consolidated Statement of Operations - Three and Six Months Ended June 30, 2007 and July 1, 2006

Condensed Consolidated Balance Sheet - June 30, 2007 and December 30, 2006

Condensed Consolidated Statement of Cash Flows - Six Months Ended June 30, 2007 and July 1, 2006

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Revenue	$59,243	$62,719	$117,350	$120,171

Costs and expenses:
Cost of products sold	26,593	26,946	52,811	52,091
Research and development	20,752	20,440	42,760	40,791
Selling, general and administrative	14,785	14,594	29,351	28,283
Amortization of intangible assets	2,665	2,670	5,332	5,483
Restructuring	27	97	(103)	216
	64,822	64,747	130,151	126,864

Loss from operations	(5,579)	(2,028)	(12,801)	(6,693)

Interest and other income (expense), net:
Interest income	2,145	3,332	4,346	6,087
Interest expense	(21)	(11)	(43)	(23)
Other income, net	2,175	1,029	3,004	2,333
	4,299	4,350	7,307	8,397

(Loss) income before provision for income taxes	(1,280)	2,322	(5,494)	1,704

Provision for income taxes	181	256	350	445

Net (loss) income	$(1,461)	$2,066	$(5,844)	$1,259

Basic net (loss) income per share	$(0.01)	$0.02	$(0.05)	$0.01

Diluted net (loss) income per share	$(0.01)	$0.02	$(0.05)	$0.01

Shares used in per share calculations:

Basic	114,827	114,165	114,758	113,960

Diluted	114,827	125,343	114,758	114,287

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share and par value data)
(unaudited)
	June 30, 2007	December 30, 2006
Assets

Current assets:
Cash and cash equivalents	$43,135	$40,437
Marketable securities	122,085	192,771
Accounts receivable, net	29,661	22,545
Inventories	38,207	38,816
Current portion of foundry investments and advances	22,823	23,714
Prepaid expenses and other current assets	11,730	11,760
Total current assets	267,641	330,043

Foundry investments, advances and other assets	101,259	109,964
Property and equipment, less accumulated depreciation	46,101	46,696
Intangible assets, less accumulated amortization	10,314	15,647
Goodwill	223,556	223,556
	$648,871	$725,906

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$27,507	$70,442
Accrued payroll obligations	10,234	12,401
Deferred income and allowances on sales to distributors	7,290	6,230
Other current liabilities	—	20,480
Total current liabilities	45,031	109,553

Zero Coupon Convertible Subordinated Notes due in 2010	80,000	89,120
Other long-term liabilities	5,814	15,488
Total liabilities	130,845	214,161
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 115,012,000 and 114,526,000 shares issued and outstanding	1,150	1,145
Paid-in capital	608,365	603,273
Accumulated other comprehensive loss	(412)	(230)
Accumulated deficit	(91,077)	(92,443)
	518,026	511,745

	$648,871	$725,906

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net (loss) income	$(5,844)	$1,259
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,193	13,581
Gain on extinguishment of Zero Coupon Convertible Subordinated Notes	(1,084)	(1,200)
Gain on sale of UMC common stock	—	(1,313)
Gain on sale of land	(1,604)	—
Stock-based compensation	2,714	1,345
Changes in assets and liabilities:
Accounts receivable, net	(7,116)	(9,473)
Inventories	609	(7,169)
Prepaid expenses and other assets	645	1,003
Wafer advances (includes wafer credits)	5,867	7,791
Accounts payable and accrued expenses	(44,827)	(5,113)
Accrued payroll obligations	(2,167)	(87)
Deferred income and allowances on sales to distributors	1,060	988
Other liabilities	23	162
Net cash (used in) provided by operating activities	(37,531)	1,774

Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	169,707	115,095
Purchase of marketable securities	(99,021)	(110,220)
Proceeds from sale of UMC common stock	—	10,233
Proceeds from sale of land	2,249	—
Capital expenditures	(6,829)	(8,215)
Net cash provided by investing activities	66,106	6,893

Cash flows from financing activities:
Extinguishment of Zero Coupon Convertible Subordinated Notes	(28,250)	(8,738)
Advances on yen line of credit	—	607
Paydown on yen line of credit	—	(420)
Net proceeds from issuance of common stock	2,373	3,294
Net cash used in financing activities	(25,877)	(5,257)

Net increase in cash and cash equivalents	2,698	3,410

Beginning cash and cash equivalents	40,437	39,336

Ending cash and cash equivalents	$43,135	$42,746

Supplemental disclosures of non-cash investing and financing activities:
Unrealized (loss) gain on (depreciation) appreciation of foundry investments included in Accumulated other comprehensive loss	$(101)	$1,717
Distribution of deferred compensation	$1,304	$2,785
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies:

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared by Lattice Semiconductor Corporation (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in our opinion include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2006.  Prior period disclosures have been reclassified to the extent required to be consistent with the current period presentation.  As a result of the restructuring implemented in the fourth quarter of 2005 (see Note 8 to these Condensed Consolidated Financial Statements), the Company realigned certain departments and job responsibilities in 2006.  Due to these changes, the Company reviewed its historical cost center allocations and has reclassified these to reflect post-restructuring operations.  Amounts previously reported in the three and six months ended July 1, 2006 have been reclassified to be consistent with the approach applied in the three and six months ended June 30, 2007.

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

We report based on a 52 or 53-week year ending on the Saturday closest to December 31. Our second quarter for fiscal 2007 and 2006 ended on June 30, 2007 and July 1, 2006, respectively.  All references to quarterly, yearly or three and six months ended financial results are references to the results for the relevant fiscal period.

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

Note 2 — Net (Loss) Income Per Share:

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

The most significant difference between the computation of basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as stock options, restricted stock units, warrants or Convertible Notes as outstanding. For the three and six months ended June 30, 2007, the computation of diluted net loss per share excludes the effect of stock options, restricted stock units, warrants and Convertible Notes, as they are antidilutive. For the six months ended July 1, 2006, the computation of diluted earnings per share excludes Convertible Notes, as they are antidilutive. A reconciliation of basic and diluted net (loss) income per share is presented below (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Basic and diluted net (loss) income	$(1,461)	$2,066	$(5,844)	$1,259

Shares used in basic net (loss) income per share calculations	114,827	114,165	114,758	113,960

Dilutive effect of stock options, restricted stock units, warrants and Convertible Notes	—	11,178	—	327

Shares used in diluted net (loss) income per share calculations	114,827	125,343	114,758	114,287

Basic and diluted net (loss) income per share	$(0.01)	$0.02	$(0.05)	$0.01

Note 3 — Inventories (in thousands):

	June 30, 2007	December 30, 2006
Work in progress	$28,812	$27,952
Finished goods	9,395	10,864
	$38,207	$38,816

Note 4 — Changes in Stockholders’ Equity (in thousands):

	Common stock	Paid-in capital	Accumulated other comprehensive loss	Accumulated deficit (1)	Total
Balances, December 30, 2006	$1,145	$603,273	$(230)	$(92,443)	$511,745

Cumulative effect adjustment (See “Note 7 - Income Taxes”)	—	—	—	7,210	7,210

Common stock issued in connection with exercise of stock options and ESPP	5	2,368	—	—	2,373

Unrealized loss on foundry investments, net	—	—	(101)	—	(101)

Stock-based compensation expense related to employee and director stock options and ESPP	—	2,714	—	—	2,714

Distribution of stock held in deferred compensation plan	—	10	—	—	10

Translation adjustment	—	—	(81)	—	(81)

Net loss for the six months ended June 30, 2007	—	—	—	(5,844)	(5,844)

Balances, June 30, 2007	$1,150	$608,365	$(412)	$(91,077)	$518,026

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

Total comprehensive loss for the first six months of 2007 was approximately $6.0 million and is substantially comprised of a net loss from operations of $5.8 million and unrealized loss on foundry investments of $0.1 million.

Note 5 — Foundry Investments, Advances and Other Assets (in thousands):

		June 30, 2007	December 30, 2006
Foundry investments and other assets		$27,921	$32,440
Wafer supply advances		96,161	101,238
		124,082	133,678
Less:	UMC common stock available for sale	(3,093)	(3,194)
	Current portion of wafer advances	(19,730)	(20,520)
		$101,259	$109,964

We owned approximately 5.1 million shares of UMC common stock at June 30, 2007, which is unchanged from December 30, 2006.  If we further liquidate our UMC common stock, it is likely that the amount of any future realized gain or loss will be different from the unrealized gain or loss reported in Accumulated other comprehensive income (loss) in prior periods.

Note 6 — Purchased Intangible Assets:

The following tables present details of the Company’s total purchased intangible assets (in millions):

June 30, 2007	Gross	Accumulated amortization	Net
Current technology	$273.6	$(265.9)	$7.7
Patents and trademarks	26.8	(26.8)	—
Customer list	17.4	(17.4)	—
Non-compete agreements	14.2	(14.2)	—
Licenses	10.2	(8.0)	2.2
Core technology	7.3	(7.1)	0.2
Workforce	4.7	(4.5)	0.2
Backlog	1.4	(1.4)	—
Total	$355.6	$(345.3)	$10.3

December 30, 2006	Gross	Accumulated amortization	Net
Current technology	$273.6	$(262.6)	$11.0
Patents and trademarks	26.8	(26.8)	—
Customer list	17.4	(17.4)	—
Non-compete agreements	14.2	(14.2)	—
Licenses	10.2	(7.2)	3.0
Core technology	7.3	(6.3)	1.0
Workforce	4.7	(4.1)	0.6
Backlog	1.4	(1.4)	—
Total	$355.6	$(340.0)	$15.6

The estimated future amortization expense of purchased intangible assets as of June 30, 2007 is as follows (in millions):

Fiscal Year:	Amount
2007 (remaining six months)	$4.5
2008	5.6
2009	0.2
$10.3

Note 7 — Income Taxes:

As previously described in Note 1 to these Condensed Consolidated Financial Statements, effective December 31, 2006, we adopted FIN No. 48.  As a result of the December 31, 2006 transition to the FIN No. 48 recognition and measurement requirement for uncertain tax positions, we recognized as a cumulative effect adjustment, a decrease in Other long-term liabilities of $8.6 million, an increase in Accounts payable and accrued expenses of $1.4 million and a reduction in Accumulated deficit of $7.2 million.  As of the date of adoption, our unrecognized tax benefits totaled $4.9 million, of which $4.7 million, if recognized, would affect the effective tax rate and future tax provision.  The unrecognized tax benefit at December 31, 2006 includes $0.6 million for the payment of interest and penalties. It also includes $3.4 million related to tax positions for which it is reasonably possible that the amounts could significantly change during the next twelve months.  The $3.4 million represents a decrease in unrecognized tax benefits comprised of items related to matters currently in IRS appeals, certain federal and state tax credits, matters currently being examined by a foreign jurisdiction and uncertain income tax positions related to foreign tax filings for years no longer subject to examination under expiring statutes of limitations.

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions.  We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2000.

The Internal Revenue Service has examined our income tax returns for 2001 and 2002, and has issued proposed adjustments of $1.4 million, plus interest.  These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses.  We do not agree with these proposed adjustments and are in the appeals process.  Although the final resolution of this appeal is uncertain, we believe that adequate amounts have been provided for in the uncertain tax benefits.  There is the possibility of either favorable or unfavorable impact on our results of operations in the period in which these matters are effectively settled.  In July 2007, we believe that a tentative agreement has been reached with the Internal Revenue Service regarding the treatment of the acquisition costs.  We are reviewing the settlement calculations and believe that this issue will be settled in the near future.  We will recognize any uncertain tax benefit in the quarter settled.

We are subject to state and local income tax examinations for the years 2001 through 2004.  We are also subject to examination in the United Kingdom for 2005.  To date, there are no proposed adjustments that will have a material adverse effect on our results of operations.  We are not currently under examination in any other foreign jurisdictions.

During the three and six months ended June 30, 2007, we recognized approximately $0.1 million in potential interest and penalties associated with uncertain tax positions.

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

In the fourth quarter of 2005, the Company recorded an initial restructuring charge of $11.9 million. The charge primarily related to separation packages, costs to vacate space under long-term lease arrangements and the write-off of an intellectual property license. All of our restructuring accruals as of June 30, 2007 are related to the 2005 restructuring plan.

The following table displays the current estimate for each major type of cost associated with the 2005 restructuring plan (in thousands):

	Balance, at December 30, 2006	Charged to expense	Paid or settled	Adjustments to reserve	Balance, at June 30, 2007	As of June 30, 2007
						Aggregate expense and adjustments
Severance and related costs	$108	$—	$—	$—	$108	$6,341
Lease loss reserve	1,509	93	(359)	(53)	1,190	2,437
Other	143	—	—	(143)	—	3,366
Total	$1,760	$93	$(359)	$(196)	$1,298	$12,144

Included in our Condensed Consolidated Statement of Operations and reported as Restructuring for the six months ended June 30, 2007 is a net credit to operating expenses of $0.1 million. The credit was due primarily to a change in estimated future sublease income for the vacated premises in Austin, Texas.  In the first quarter of fiscal 2007 we entered into a sublease agreement for the vacated premises and adjusted the estimated sublease income to be consistent with that agreement.  The above restructuring accrual at June 30, 2007 is based on estimates that are subject to change. Lease charges could change based on our ability to either generate sublease income or terminate lease obligations at the amounts estimated, and are dependent upon lease market conditions at the time we negotiate the potential lease arrangements. Variance from these estimates could alter our ability to achieve anticipated expense reductions in the planned timeframe and modify our expected cash outflows and working capital.

Balances at June 30, 2007 and December 30, 2006 of $0.8 million and $1.1 million, respectively, of the lease loss reserve are classified as long-term and included in Other long-term liabilities, as they relate to operating lease commitments accrued as part of restructuring costs, payable after twelve months.

Note 9 — Long-Term Debt:

On June 20, 2003, we issued $200.0 million in Convertible Notes.  In October 2003, our Board of Directors authorized management to repurchase up to $100.0 million of our Convertible Notes. In November 2006, our Board of Directors authorized management to repurchase up to an additional $20.0 million of our Convertible Notes, for an aggregate potential repurchase amount of $120.0 million.  Included in Other current liabilities on the Condensed Consolidated Balance Sheet at December 30, 2006 is $20.5 million of Convertible Notes that were repurchased during the first quarter of fiscal 2007.  The extinguishment of debt in the first quarter of fiscal 2007 resulted in a gain of $0.7 million that is included in Other income, net for the six months ended June 30, 2007.   During the second quarter of fiscal 2007, we extinguished $9.1 million of Convertible Notes.  The extinguishment of debt in the second quarter of fiscal 2007 resulted in a gain of $0.4 million that is included in Other income, net for the quarter and six months ended June 30, 2007.

Effective July 1, 2007, the Convertible Notes will be classified as a current liability as the holders of the Convertible Notes have a right to require payment of the Convertible Notes on July 1, 2008.

Note 10 — Stock-Based Compensation:

Effective January 1, 2006, we began recording employee and director stock option and Employee Stock Purchase Plan (“ESPP”) compensation expense in accordance with “Share Based Payment — a revision of SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB 107”).

Total stock-based compensation expense was included in the Condensed Consolidated Statement of Operations as follows (in thousands):

Line Item:	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Cost of products sold	$125	$54	$255	$114
Research and development	667	349	1,370	725
Selling, general and administrative	533	235	1,089	506
	$1,325	$638	$2,714	$1,345

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions and weighted-average fair values:

	Grants for		Grants for
	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Employee and Director Stock Options:
Weighted-average fair value of grants	$2.72	$3.49	$3.07	$2.93
Expected volatility	53.6%	59.0%	55.3%	58.4%
Risk-free interest rate	4.5%	5.0%	4.7%	4.7%
Expected term (in years)	4.75	4.75	4.75	4.75
Dividend yield	0.0%	0.0%	0.0%	0.0%

Employee Stock Purchase Plan:
Weighted-average fair value of ESPP	$1.91	$0.53	$1.91	$0.53
Expected volatility	47.8%	31.0%	47.8%	31.0%
Risk-free interest rate	5.1%	4.4%	5.1%	4.4%
Expected term (in years)	0.5	0.5	0.5	0.5
Dividend yield	0.0%	0.0%	0.0%	0.0%

As of June 30, 2007, there was $9.8 million of total unrecognized compensation cost related to employee and director stock options, which are expected to be recognized over a weighted-average period of 3.2 years.

The following table summarizes our stock option activity and related information for the six months ended June 30, 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
	(In thousands)			(In thousands)
Balance, December 30, 2006	21,496	$7.10
Granted	1,238	5.99
Exercised	(62)	4.44
Forfeited	(1,299)	8.57
Balance, June 30, 2007	21,373	$6.95	5.62	$6,761

Vested and expected to vest at June 30, 2007	19,223	$7.13	5.31	$5,859

Exercisable, June 30, 2007	15,008	$7.67	5.06	$3,467

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the six months ended June 30, 2007 and July 1, 2006 was $0.1 million for both periods.

In February 2007, the compensation committee of our Board of Directors approved the grant of restricted stock units to officers of the Company, including executive officers. These restricted stock units generally vest over four years; however, the vesting of restricted stock units granted to executive officers is contingent upon the achievement of specific levels of annual appreciation in the Company’s stock price. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. Generally, the grant date fair value of the restricted stock units is equal to the closing market price of the Company’s common stock on the date of grant, and the fair value is amortized to expense on a straight-line basis over the requisite service period.

A summary of non-vested restricted stock units for the six months ended June 30, 2007 is presented as follows:

		Weighted-
		Average
		Grant
		Date
	Shares	Fair Value
	(In thousands)
Balance, December 30, 2006	—	$—
Granted	178	5.94
Vested	(6)	6.05
Forfeited or expired	(10)	6.05
Balance, June 30, 2007	162	$5.93

As of June 30, 2007, there was $0.7 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 3.9 years.

Note 11 — Legal Matters:

On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (John) against Lattice Semiconductor Corporation in the U.S. District Court for the Eastern District of Texas, Marshall Division.  John seeks an injunction, unspecified damages, and attorneys’ fees and expenses.  The Company has until September 5, 2007 to file its answer. Neither the likelihood, nor the amount of any potential exposure to the Company, is estimable at this time.

We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity, our financial position or our operating results.

Note 12 — Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006
United States:	$12,574	21%	$13,494	22%	$23,922	20%	$27,203	23%
Export revenue:
Europe	10,847	18	15,050	24	23,855	21	30,412	25
China	12,620	21	9,863	16	23,834	20	17,442	15
Japan	6,987	12	7,591	12	15,387	13	14,916	12
Taiwan	7,431	13	5,408	8	14,186	12	10,491	9
Other Asia	7,523	13	7,025	11	12,816	11	12,549	10
Other Americas	1,261	2	4,288	7	3,350	3	7,158	6
Total export revenue	46,669	79	49,225	78	93,428	80	92,968	77
Total revenue	$59,243	100%	$62,719	100%	$117,350	100%	$120,171	100%

Resale of product through our two largest distributors, Arrow Electronics, Inc. and Avnet, Inc., accounted for approximately 10% and eight percent, respectively, of revenue in the first six months of fiscal 2007, and 13% and 10% percent, respectively, of revenue for the first six months of 2006. More than 90% of our property and equipment is located in the United States.

Note 13 — Gain on Sale of Land

In the second quarter ended June 30, 2007 the Company sold a parcel of undeveloped land near its corporate headquarters.  At December 30, 2006 the land was included in Property and equipment, less accumulated depreciation at its historical cost of $0.6 million.  The Company received proceeds of $2.2 million in the sale and recorded a gain of $1.6 million. The gain is included in Other income, net for the quarter and six months ended June 30, 2007.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that other than the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”), there have been no significant changes during the six months ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Uncertain Tax Positions

Effective December 31, 2006, we adopted FIN No. 48.   We are subject to income taxes in the United States and certain foreign countries.  We believe our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained.  We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For uncertain tax positions where it is more likely than not that a tax benefit will be sustained, we record the greatest amount of tax benefit that has a greater than 50 percent probability of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. For uncertain income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

New Accounting Pronouncements

There have been no new relevant accounting pronouncements or material changes to the new accounting pronouncements as previously reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Results of Operations

Revenue

Key elements of our Condensed Consolidated Statement of Operations (dollars in thousands), and expressed as a percentage of revenues, were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006
Revenue	$59,243	100.0%	$62,719	100.0%	$117,350	100.0%	$120,171	100.0%

Gross margin	32,650	55.1	35,773	57.0	64,539	55.0	68,080	56.7
Research and development	20,752	35.0	20,440	32.6	42,760	36.4	40,791	34.0
Selling, general and administrative	14,785	25.0	14,594	23.3	29,351	25.0	28,283	23.5
Amortization of intangible assets	2,665	4.5	2,670	4.2	5,332	4.5	5,483	4.6
Restructuring	27	0.0	97	0.1	(103)	(0.0)	216	0.2
Loss from operations	$(5,579)	(9.4)%	$(2,028)	(3.2)%	$(12,801)	(10.9)%	$(6,693)	(5.6)%

Revenue for our business in the second quarter and six months ended June 30, 2007 decreased to $59.2 million and $117.4 million, respectively, compared to $62.7 million and $120.2 million for the second quarter and six months ended July 1, 2006, respectively.  The decrease is primarily due to a reduction in revenue from Mature products, partially offset by an increase in total revenue from New products.

Revenue by Product Line

From a product line viewpoint, in the second quarter and six months ended June 30, 2007 there was an eight percent and 15% increase, respectively, in FPGA units sold compared to the second quarter and six months ended July 1, 2006.  These increases were primarily driven by increases in New FPGA products sold.  PLD units sold increased in the second quarter and six months ended June 30, 2007 by one percent and five percent, respectively, compared to the second quarter and six months ended July 1, 2006; however, these increases were more than offset by a decline in average selling price primarily due to varying product mix.

The composition of our revenue by product line for the second quarter and first six months of fiscal 2007 and 2006 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006
FPGA	$13,540	23%	$13,063	21%	$25,390	22%	$23,839	20%
PLD	45,703	77	49,656	79	91,960	78	96,332	80
Total Revenue	$59,243	100%	$62,719	100%	$117,350	100%	$120,171	100%

Revenue by Product Classification

Revenue for New products increased 85% and 100% for the second quarter and first six months of fiscal 2007, respectively, compared to the second quarter and first six months of 2006. Mainstream products increased three percent and six percent for the second quarter and first six months of fiscal 2007, respectively, compared to the second quarter and first six months of 2006. The increases for New and Mainstream products are a result of increased unit sales.  Mature product revenue decreased 24% and 19% for the second quarter and first six months of fiscal 2007, respectively, compared to the second quarter and first six months of 2006. Among other things, future revenue growth is dependent on overall economic conditions for our industry and market acceptance of our New products.

The composition of our revenue by product classification for the second quarter and first six months of fiscal 2007 and 2006 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006
New*	$6,480	11%	$3,506	5%	$11,293	10%	$5,636	5%
Mainstream*	29,560	50	28,677	46	57,328	49	54,073	45
Mature*	23,203	39	30,536	49	48,729	41	60,462	50
Total Revenue	$59,243	100%	$62,719	100%	$117,350	100%	$120,171	100%

* Product Classification:

New:	LatticeSC, LatticeECP2/M, LatticeECP, LatticeXP, MachXO, Power Manager, ispClock

Mainstream:	FPSC, XPLD, ispGDX2, ispMACH 4/LV, ispGDX/V, ispMACH 4000/Z, XPGA, Software and IP
Mature:	ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-Volt CPLDs, all SPLDs

In the first quarter of fiscal 2007 we reclassified our New, Mainstream and Mature product categories to better reflect our current product portfolio. The New product category was narrowed, and, as such, several products were removed from our New product category and are now classified as Mainstream. As part of the change to product categories, we also reclassified certain products from Mainstream to Mature. Prior period ratios have been recast to reflect these new product category classifications.

Revenue by Geography

Export revenue as a percentage of total revenue was 79% and 80% for the second quarter and first six months of fiscal 2007, respectively, compared to 78% and 77% for the second quarter and first six months of 2006, respectively.  Export revenue as a percentage of overall revenue increased due to relatively more favorable business conditions in Asia and a continuing trend towards outsourcing of manufacturing by United States and European customers.

The composition of our revenue by geographic location of our direct and indirect customers is as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006
United States:	$12,574	21%	$13,494	22%	$23,922	20%	$27,203	23%
Export revenue:
Europe	10,847	18	15,050	24	23,855	21	30,412	25
China	12,620	21	9,863	16	23,834	20	17,442	15
Japan	6,987	12	7,591	12	15,387	13	14,916	12
Taiwan	7,431	13	5,408	8	14,186	12	10,491	9
Other Asia	7,523	13	7,025	11	12,816	11	12,549	10
Other Americas	1,261	2	4,288	7	3,350	3	7,158	6
Total export revenue	46,669	79	49,225	78	93,428	80	92,968	77
Total revenue	$59,243	100%	$62,719	100%	$117,350	100%	$120,171	100%

Gross Margin and Operating Expenses

Our gross margin percentage decreased from 57.0% and 56.7% in the second quarter and first six months of fiscal 2006, respectively, to 55.1% and 55.0% in the second quarter and first six months of 2007, respectively. The decline in gross margin percentage resulted primarily from revenue growth in New products, which typically carry an initial lower gross margin, a decline in revenue from Mature products, which typically carry a higher gross margin, and a last-time buy program in the first quarter of fiscal 2007 to obsolete certain Mature products resulting in a charge to Cost of products sold to write down excess inventory.

Research and development expenses increased to $20.8 million and $42.8 million in the second quarter and first six months of fiscal 2007, respectively, from $20.4 million and $40.8 million in the second quarter and first six months of 2006, respectively. The increases are primarily a result of increased salaries for existing employees, and, to a lesser extent, additional stock-based compensation expense, which more than offset a reduction in engineering mask and wafer costs of approximately $1.3 million in the second quarter of fiscal 2007 compared to the same period in 2006.

Selling, general and administrative expenses increased to $14.8 million and $29.4 million in the second quarter and first six months of fiscal 2007, respectively, compared to $14.6 million and $28.3 million in the second quarter and first six months of 2006, respectively. The increases are primarily a result of increased salaries for existing employees, and, to a lesser extent, additional stock-based compensation expense. The increase for the first six months of fiscal 2007 compared to 2006 was partially offset by a $0.9 million reversal of an accrual for legal expenses in the first quarter of 2007 compared to a $0.5 million reversal in the first quarter of 2006.

Amortization of intangible assets was $2.7 million in both the second quarter of fiscal 2007 and 2006 and was $5.3 million for the first six months of 2007 compared to $5.5 million for the first six months of 2006. Amortization charges are expected to be substantially eliminated by the end of 2008.

All restructuring activity relates to the restructuring plan implemented during the fourth quarter of fiscal 2005. Included in our Condensed Consolidated Statement of Operations and reported as Restructuring for the first six months of fiscal 2007 is a net credit of $0.1 million. The credit was due primarily to a change in estimated future sublease income for the vacated premises in Austin, Texas. In the first quarter of fiscal 2007 we entered into a sublease agreement for the vacated premises and adjusted the estimated sublease income to be consistent with that agreement. See Note 8 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Interest and other income (expense), net

Interest and other income (expense), net was $4.3 million in the second quarter of fiscal 2007 and included a gain on the extinguishment of Zero Coupon Convertible Subordinated Notes due July 1, 2010 (“Convertible Notes”) of $0.4 million, interest on marketable securities and cash equivalents of $2.1 million and a gain on the sale of land of $1.6 million.  Interest and other income (expense), net was $4.4 million in the second quarter of fiscal 2006 and included a gain on the sale of UMC common stock of $1.3 million and interest on marketable securities and cash equivalents of $3.3 million.  The decrease in interest income is the result of a reduction in the average invested balances in Marketable securities for the periods presented.

 Interest and other income (expense), net, was $7.3 million in the first six months of fiscal 2007 and included a gain on the extinguishment of Convertible Notes of $1.1 million, interest on marketable securities and cash equivalents of $4.3 million and a gain on the sale of land of $1.6 million.  Interest and other income (expense), net, was $8.4 million in the first six months of fiscal 2006 and included a gain on the extinguishment of Convertible Notes of $1.2 million, a gain on the sale of UMC common stock of $1.3 million and interest on marketable securities and cash equivalents of $6.1 million.   The decrease in interest income is the result of a reduction in the average invested balances in Marketable securities for the periods presented.

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

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

	Six Months Ended
	June 30, 2007	July 1, 2006
Net cash (used in) provided by operating activities	$(37,531)	$1,774
Net cash provided by investing activities	66,106	6,893
Net cash used in financing activities	(25,877)	(5,257)
Net increase in cash and cash equivalents	$2,698	$3,410

Operating Activities

Net cash used in operating activities was $37.5 million in the first six months of fiscal 2007, compared to $1.8 million of net cash provided by operating activities in the first six months of 2006.  The increase is primarily related to the $37.5 million advance payment made to Fujitsu Limited (“Fujitsu”) in the first six months of fiscal 2007, while no payment was made in the six months ended July 1, 2006.

Investing Activities

Net cash provided by investing activities increased by $59.2 million in the first six months of fiscal 2007 as compared to the first six months of 2006.  The increase was due to the sales of marketable securities to fund the $37.5 million advance payment to Fujitsu, and the $28.3 million used to extinguish Convertible Notes in the first six months of fiscal 2007, compared to $8.7 million used to extinguish Convertible Notes in the first six months of 2006.  Further, capital expenditures decreased to $6.8 million in the first six months of fiscal 2007, compared to $8.2 million in the first six months of 2006. In addition, in the first six months of fiscal 2007 we received $2.2 million in proceeds from the sale of land.

Financing Activities

Net cash used in financing activities increased $20.6 million for the first six months of fiscal 2007 as compared to the first six months of fiscal 2006.  The increase was primarily due to the use of $28.3 million to extinguish Convertible Notes in the first six months of fiscal 2007 compared to $8.7 million in the first six months of 2006.

Liquidity

As of June 30, 2007, our principal source of liquidity was $165.2 million of cash and marketable securities, which was approximately $68.0 million less than the balance of $233.2 million at December 30, 2006. This decrease was due primarily to the $37.5 million advance payment made to Fujitsu and $28.3 million used to extinguish Convertible Notes.  Working capital increased to $222.6 million at June 30, 2007 from $220.5 million at December 30, 2006.

We believe that our existing liquid resources and cash expected to be generated from future operations, combined with wafer credits from foundries and our ability to borrow additional funds, will be adequate to meet our operating and capital requirements and obligations for the next twelve months.  As of June 30, 2007, we had completed the unsecured advance payments of an aggregate of $125.0 million to Fujitsu for prepaid wafers, of which, $115.9 million remains to be returned to us in the form of wafer credits or other repayment, subject to the right of either party to terminate the agreement upon the occurrence of certain events. As of June 30, 2007, $9.1 million had been returned to us in the form of wafer credits, and we expect an additional $19.7 million to be returned to us in the form of wafer credits during the next twelve months. If we do not use all of our wafer credits by December 31, 2008, we may request a refund of the unused amount of the advance payment. The repayment obligation of Fujitsu is unsecured.

From 2003 through June 30, 2007, we paid an aggregate of $106.2 million to extinguish $120.0 million principal amount of Convertible Notes.  From time to time we will assess our liquidity and capital resources, and overall economic and market conditions, and may repurchase additional Convertible Notes prior to their maturity date. Although the Convertible Notes are due for payment in 2010 unless they have otherwise been redeemed, purchased, repurchased or converted prior to their maturity date, holders of the Convertible Notes have a right to require payment of the Convertible Notes on July 1, 2008. At June 30, 2007, Convertible Notes with an aggregate principal amount of $80.0 million remain outstanding.

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

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations outside of the ordinary course of business in the first six months of fiscal 2007 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

Off-Balance Sheet Arrangements

As of June 30, 2007 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Fujitsu has agreed to manufacture wafers for current and future FPGA products on its 130 nanometer, 90 nanometer and 65 nanometer CMOS process technologies, as well as on 130 nanometer, 90 nanometer and 65 nanometer technologies with embedded flash memory that we have jointly developed with Fujitsu.  Fujitsu is our sole source supplier for our newest FPGA products, our new wafer fabrication processes and our planned future FPGA products. The success of our next generation FPGA products is dependent on our ability to successfully partner with Fujitsu. If for any reason we are unsuccessful in our efforts to partner with Fujitsu in connection with these next generation FPGA products, our future revenue growth would be materially adversely affected.

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

A downturn in the communications equipment end market could cause a reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

The majority of our revenue is derived from customers in the communications equipment end market. Any deterioration in this end market or any reduction in technology capital spending could lead to a reduction in demand for our products. For example, in the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. Whenever adverse economic or end market conditions exist, there is likely to be an adverse effect on our operating results.

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

At June 30, 2007, our book value per share was $4.50 compared to our stock price, which has ranged from a low of $4.96 per share to a high of $6.80 per share for the six months ended June 30, 2007. Presently, our stock price is trading above our consolidated book value. Should our stock price drop below book value for a sustained period, it may become necessary to record an impairment charge to goodwill, which would negatively impact our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	Our annual meeting of stockholders was held on May 1, 2007.

b)	The following directors were elected at the meeting to serve a term of three years:

David E. Coreson
Gerhard H. Parker

The following directors are continuing to serve their terms:

Daniel S. Hauer
Patrick S. Jones
Balaji Krishnamurthy
Harry A. Merlo
Stephen A. Skaggs

c)	The matters voted upon at the meeting and results of the voting with respect to those matters are as follows:

	For	Withheld
(1) Election of directors:
David E. Coreson	100,029,543	1,656,037
Gerhard H. Parker	100,675,118	1,010,462

	For	Against	Abstain	Not Voted
(2) Approval of an amendment to the 2001 Outside Directors’ Stock Option Plan to increase the number of shares reserved for issuance thereunder from 1,000,000 to 1,200,000 shares.	75,475,983	6,719,507	465,693	32,091,580
	For	Against	Abstain	Not Voted

(3) Approval of an amendment to the Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder from 4,700,000 to 5,500,000 shares.	80,451,258	1,753,341	456,584	32,091,580

	For	Against	Abstain	Not Voted
(4) Ratification of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 29, 2007.	100,831,391	722,328	131,865	13,067,179

The foregoing matters are described in further detail in our definitive proxy statement dated April 5, 2007 for the Annual Meeting of Stockholders held on May 1, 2007.

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

10.56	Form of Notice of Grant of Restricted Stock Units to Executive Officer (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 8, 2007).

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 7, 2007