Form 10-Q
period 2007-09-29
LATTICE SEMICONDUCTOR CORP
filed 2007-11-06
CIK 855658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2007

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

Large accelerated filer  ☐                 Accelerated filer  ☒                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of November 5, 2007        115,108,916

The information contained in this Form 10-Q is as of November 6, 2007. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 30, 2006.

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include overall semiconductor market conditions, market acceptance for our new products, market demand for our new, mainstream, and mature products, our ability to supply customers in a timely manner, our dependencies on our silicon wafer suppliers, the impact of competitive products and pricing, technological and product development risks, and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), including but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this report. You should not unduly rely on forward-looking statements because our actual results could materially differ from those expressed in any forward-looking statements made by us. Further, any forward-looking statement applies only as of the date on which it is made. We are not required to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenue	$58,304	$63,456	$175,654	$183,627
Costs and expenses:
Cost of products sold	26,705	27,764	79,516	79,855
Research and development	20,166	20,905	62,926	61,696
Selling, general and administrative	15,054	15,207	44,405	43,490
Amortization of intangible assets	2,458	2,657	7,790	8,140
Restructuring	1,718	102	1,615	318

	66,101	66,635	196,252	193,499

Loss from operations	(7,797)	(3,179)	(20,598)	(9,872)
Interest and other income, net:
Interest income	1,940	3,567	6,286	9,654
Interest expense	(17)	(17)	(60)	(40)
Other income, net	1,628	774	4,632	3,107

	3,551	4,324	10,858	12,721

(Loss) income before provision for income taxes	(4,246)	1,145	(9,740)	2,849
Provision for income taxes	201	248	551	693

Net (loss) income	$(4,447)	$897	$(10,291)	$2,156

Basic net (loss) income per share	$(0.04)	$0.01	$(0.09)	$0.02

Diluted net (loss) income per share	$(0.04)	$0.01	$(0.09)	$0.02

Shares used in per share calculations:
Basic	115,057	114,376	114,852	114,091

Diluted	115,057	115,560	114,852	114,577

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share and par value data)

(unaudited)

	September 29, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$36,393	$40,437
Marketable securities	91,971	192,771
Accounts receivable, net	31,097	22,545
Inventories	36,677	38,816
Current portion of foundry advances and investments	25,462	23,714
Prepaid expenses and other current assets	9,649	11,760

Total current assets	231,249	330,043

Foundry advances, investments, and other assets	93,909	109,964
Property and equipment, less accumulated depreciation	44,813	46,696
Intangible assets, less accumulated amortization	7,856	15,647
Goodwill	223,556	223,556

Total assets	$601,383	$725,906

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$24,269	$70,442
Accrued payroll obligations	8,845	12,401
Deferred income and allowances on sales to distributors	7,042	6,230
Other current liabilities	40,000	20,480

Total current liabilities	80,156	109,553

Zero Coupon Convertible Subordinated Notes due in 2010	—	89,120
Other long-term liabilities	6,031	15,488

Total liabilities	86,187	214,161

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 115,108,000 and 114,526,000 shares issued and outstanding	1,151	1,145
Paid-in capital	610,123	603,273
Accumulated other comprehensive loss	(554)	(230)
Accumulated deficit	(95,524)	(92,443)

Total stockholders’ equity	515,196	511,745

Total liabilities and stockholders’ equity	$601,383	$725,906

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net (loss) income	$(10,291)	$2,156
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	21,054	20,392
Gain on extinguishment of Zero Coupon Convertible Subordinated Notes	(2,746)	(1,985)
Gain on sale of UMC common stock	—	(1,313)
Gain on sale of land	(1,604)	—
Stock-based compensation	4,063	2,462
Changes in assets and liabilities:
Accounts receivable	(8,552)	717
Inventories	2,139	(7,963)
Prepaid expenses and other assets	2,232	(632)
Foundry advances (includes wafer credits)	9,990	13,161
Accounts payable and accrued expenses	(47,369)	(4,963)
Accrued payroll obligations	(3,556)	(819)
Deferred income and allowances on sales to distributors	812	(187)
Other liabilities	88	(3,944)

Net cash (used in) provided by operating activities	(33,740)	17,082

Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	268,962	195,145
Purchase of marketable securities	(168,162)	(190,771)
Proceeds from sale of UMC common stock	—	10,233
Proceeds from sale of land	2,249	—
Capital expenditures	(8,939)	(10,943)

Net cash provided by investing activities	94,110	3,664

Cash flows from financing activities:
Extinguishment of Zero Coupon Convertible Subordinated Notes	(66,551)	(17,810)
Advances on yen line of credit	—	1,653
Paydown on yen line of credit	(644)	(420)
Net proceeds from issuance of common stock	2,781	4,134

Net cash used in financing activities	(64,414)	(12,443)

Net (decrease) increase in cash and cash equivalents	(4,044)	8,303
Beginning cash and cash equivalents	40,437	39,336

Ending cash and cash equivalents	$36,393	$47,639

Supplemental disclosures of non-cash investing and financing activities:
Unrealized (loss) gain on (depreciation) appreciation of foundry investments included in Accumulated other comprehensive loss	$(193)	$1,381
Distribution of deferred compensation	$1,333	$2,693

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies:

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared by Lattice Semiconductor Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in our opinion include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2006. Prior period disclosures have been reclassified to the extent required to be consistent with the current period presentation. As a result of the restructuring implemented in the fourth quarter of 2005 (see Note 8 to these Condensed Consolidated Financial Statements), the Company realigned certain departments and job responsibilities in 2006. Due to these changes, the Company reviewed its historical cost center allocations and has reclassified these to reflect post-restructuring operations. Amounts previously reported in the Form 10-Q for the third quarter of 2006 have been reclassified to be consistent with the approach applied in the third quarter of 2007.

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

We report based on a 52 or 53-week year ending on the Saturday closest to December 31. Our third quarter for fiscal 2007 and 2006 ended on September 29, 2007 and September 30, 2006, respectively. All references to quarterly, yearly or three and nine months ended financial results are references to the results for the relevant fiscal period.

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

The most significant difference between the computation of basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as stock options, restricted stock units, warrants or Convertible Notes as outstanding. For the three and nine months ended September 29, 2007, the computation of diluted net loss per share excludes the effect of stock options, restricted stock units and warrants, as they are antidilutive. For all periods presented, the computation of diluted net (loss) income per share excludes the effect of Convertible Notes, as they are antidilutive. For the three and nine months ended September 30, 2006, the computation of diluted net income per share includes the dilutive effect of stock options, restricted stock units, and warrants. A reconciliation of basic and diluted net (loss) income per share is presented below (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Basic and diluted net (loss) income	$(4,447)	$897	$(10,291)	$2,156

Shares used in basic net (loss) income per share calculations	115,057	114,376	114,852	114,091
Dilutive effect of stock options, restricted stock units and warrants	—	1,184	—	486

Shares used in diluted net (loss) income per share calculations	115,057	115,560	114,852	114,577

Basic and diluted net (loss) income per share	$(0.04)	$0.01	$(0.09)	$0.02

Note 3 — Inventories (in thousands):

	September 29, 2007	December 30, 2006
Work in progress	$28,531	$27,952
Finished goods	8,146	10,864

	$36,677	$38,816

Note 4 — Changes in Stockholders’ Equity (in thousands):

	Common stock	Paid-in capital	Accumulated other comprehensive loss	Accumulated deficit (1)	Total
Balances, December 30, 2006	$1,145	$603,273	$(230)	$(92,443)	$511,745
Cumulative effect adjustment (See “Note 7 - Income Taxes”)	—	—	—	7,210	7,210
Common stock issued in connection with exercise of stock options and ESPP	6	2,777	—	—	2,783
Unrealized loss on foundry investments, net	—	—	(193)	—	(193)
Stock-based compensation expense related to employee and director stock options, restricted stock units and ESPP	—	4,063	—	—	4,063
Distribution of stock held in deferred compensation plan	—	10	—	—	10
Translation adjustment	—	—	(131)	—	(131)
Net loss for the nine months ended September 29, 2007	—	—	—	(10,291)	(10,291)

Balances, September 29, 2007	$1,151	$610,123	$(554)	$(95,524)	$515,196

(1)	We determined in the first quarter of fiscal 2007 that at December 30, 2006 our accrual for the Company’s matching contribution for future employee 401(k) plan contributions was overstated by $2.2 million related to amounts originally provided for in fiscal 2001. We have adjusted the December 30, 2006 Condensed Consolidated Balance Sheet by reducing previously reported Accrued payroll obligations and Accumulated deficit by the same amount under the provisions for making immaterial corrections outlined in Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

Total comprehensive loss for the first nine months of 2007 was approximately $10.6 million and is substantially comprised of a net loss from operations of $10.3 million and unrealized loss on foundry investments of $0.2 million.

Note 5 — Foundry Advances, Investments and Other Assets (in thousands):

	September 29, 2007	December 30, 2006
Foundry advances, investments and other assets	$119,371	$133,678
Less: Current portion of foundry advances and investments	(25,462)	(23,714)

	$93,909	$109,964

We owned approximately 5.1 million shares of the common stock of United Microelectronics Corporation, a public Taiwanese company (“UMC”) valued at $3.0 million and $3.2 million at September 29, 2007 and December 30, 2006, respectively, included in Current portion of foundry advances and investments. If we were to further liquidate our UMC common stock, it is likely that the amount of any future realized gain or loss will be different from the unrealized gain or loss reported in Accumulated other comprehensive loss in prior periods.

Note 6 — Purchased Intangible Assets:

The following tables present details of the Company’s total purchased intangible assets (in millions):

September 29, 2007	Gross	Accumulated amortization	Net
Current technology	$273.6	$(267.6)	$6.0
Patents and trademarks	26.8	(26.8)	—
Customer list	17.4	(17.4)	—
Non-compete agreements	14.2	(14.2)	—
Licenses	10.2	(8.4)	1.9
Core technology	7.3	(7.3)	—
Workforce	4.7	(4.7)	—
Backlog	1.4	(1.4)	—

Total	$355.6	$(347.8)	$7.9

December 30, 2006	Gross	Accumulated amortization	Net
Current technology	$273.6	$(262.6)	$11.0
Patents and trademarks	26.8	(26.8)	—
Customer list	17.4	(17.4)	—
Non-compete agreements	14.2	(14.2)	—
Licenses	10.2	(7.2)	3.0
Core technology	7.3	(6.3)	1.0
Workforce	4.7	(4.1)	0.6
Backlog	1.4	(1.4)	—

Total	$355.6	$(340.0)	$15.6

The estimated future amortization expense of purchased intangible assets as of September 29, 2007 is as follows (in millions):

Fiscal Year:	Amount
2007 (remaining three months)	$2.1
2008	5.6
2009	0.2

$7.9

Note 7 — Income Taxes:

As previously described in Note 1 to these Condensed Consolidated Financial Statements, effective December 31, 2006, we adopted FIN No. 48. As a result of the December 31, 2006 transition to the FIN No. 48 recognition and measurement requirement for uncertain tax positions, we recognized as a cumulative effect adjustment, a decrease in Other long-term liabilities of $8.6 million, an increase in Accounts payable and accrued expenses of $1.4 million and a reduction in Accumulated deficit of $7.2 million. As of the date of adoption, our unrecognized tax benefits totaled $4.9 million, of which $4.7 million, if recognized, would affect the effective tax rate and future tax provision. The unrecognized tax benefit at December 31, 2006 includes $0.6 million for the payment of interest and penalties. It also includes $2.6 million related to tax positions for which it is reasonably possible that the amounts could significantly change during the next twelve months. The $2.6 million represents a decrease in unrecognized tax benefits comprised of items related to matters currently in IRS appeals, certain federal and state tax credits, matters currently being examined by a foreign jurisdiction and uncertain income tax positions related to foreign tax filings for years no longer subject to examination under expiring statutes of limitations.

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2000.

The Internal Revenue Service has examined our income tax returns for 2001 and 2002, and has issued proposed adjustments of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. We do not agree with these proposed adjustments and are in the appeals process. Although the final resolution of this appeal is uncertain, we believe that adequate amounts have been provided for in the uncertain tax benefits. There is the possibility of either favorable or unfavorable impact on our results of operations in the period in which these matters are effectively settled. We believe that a tentative agreement has been reached with the Internal Revenue Service regarding the treatment of acquisition costs. We are reviewing the settlement calculations and believe that this issue will be settled in the near future. We will recognize any uncertain tax benefit in the quarter settled.

We are subject to state and local income tax examinations for the years 2001 through 2006. We are subject to examination in the United Kingdom for 2005. To date, there are no proposed adjustments that are expected to have a material adverse effect on our results of operations. We are not currently under examination in any other foreign jurisdictions.

During the three and nine months ended September 29, 2007, our unrecognized tax benefits increased by $0.6 million and $0.9 million, respectively, and we recognized approximately $0.1 million and $0.2 million, respectively, in potential interest and penalties associated with uncertain tax positions.

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

The following table displays the current estimate for each major type of cost associated with the 2005 restructuring plan (in thousands):

	Balance, at December 30, 2006	Charged to expense	Paid or settled	Adjustments to reserve	Balance, at September 29, 2007	As of September 29, 2007
						Aggregate expense and adjustments
Severance and related costs	$108	$—	$(108)	$—	$—	$6,341
Lease loss reserve	1,509	105	(363)	(28)	1,223	2,474
Other	143	—	—	(143)	—	3,366

Total	$1,760	$105	$(471)	$(171)	$1,223	$12,181

Balances at September 29, 2007 and December 30, 2006 of $0.9 million and $1.1 million, respectively, of the lease loss reserve are classified as long-term and included in Other long-term liabilities, as they relate to operating lease commitments accrued as part of restructuring costs, payable after twelve months.

During the third quarter of 2007, we approved and initiated a restructuring plan (“2007 restructuring plan”) to lower operating expenses primarily by reducing headcount. This plan encompasses two major components—a reduction in force by approximately seven percent of employees to consolidate certain operations, eliminate certain non-critical functions, and refocus certain engineering and support functions, and a voluntary separation program for certain employees. These actions have been designed to avoid impacting the Company’s field programmable gate array (“FPGA”) product strategy, which remains unchanged.

During the third quarter of 2007, we recorded an initial restructuring charge of $1.7 million which is comprised primarily of severance and related costs. Approximately $1.2 million was paid during the third quarter of 2007. The Company expects the 2007 restructuring plan to be substantially complete by the end of fiscal 2007.

The following table displays the current estimate for each major type of cost associated with the 2007 restructuring plan (in thousands):

	Initial Accrual	Paid or Settled	Balance at September 29, 2007
Severance and related costs	$1,426	$(1,072)	$354
Other	255	(80)	175

Total	$1,681	$(1,152)	$529

Included in our Condensed Consolidated Statement of Operations and reported as Restructuring for the nine months ended September 29, 2007 is a net charge to operating expenses of $1.6 million. This amount is comprised of the initial charge under the 2007 restructuring plan in the third quarter of fiscal 2007, offset by a first quarter credit of $0.1 million related to our 2005 restructuring plan primarily due to a change in estimated future sublease income for the vacated premises in Austin, Texas. The above restructuring accruals at September 29, 2007 are based on estimates that are subject to change. Lease charges could change based on our ability to either generate sublease income or terminate lease obligations at the amounts estimated, and are dependent upon lease market conditions at the time we negotiate the potential lease arrangements. Variance from these estimates could alter our ability to achieve anticipated expense reductions in the planned timeframe and modify our expected cash outflows and working capital.

In the fourth quarter of 2007 we expect to record a restructuring charge of approximately $1.5 million to $2.5 million primarily related to the future lease payments associated with the termination of certain leases. Also in the fourth quarter we have settled our remaining lease obligation with respect to a facility in the United Kingdom that was closed in connection with our 2005 restructuring plan. The amount of the settlement approximates the reserve of $0.7 million that was established under the 2005 restructuring plan.

Note 9 — Long-Term Debt:

On June 20, 2003, we issued $200.0 million in Convertible Notes. In October 2003, our Board of Directors authorized management to repurchase up to $100.0 million of our Convertible Notes. In November 2006, our Board of Directors authorized management to repurchase up to an additional $20.0 million, and in August 2007, our Board of Directors authorized management to repurchase up to an additional $40.0 million of our Convertible Notes, for an aggregate potential repurchase amount of $160.0 million. Included in Other current liabilities on the Condensed Consolidated Balance Sheet at December 30, 2006 is $20.5 million of Convertible Notes that were repurchased during the first quarter of fiscal 2007. The extinguishment of debt in the first quarter of fiscal 2007 resulted in a gain of $0.7 million that is included in Other income, net for the nine months ended September 29, 2007. During the second quarter of fiscal 2007, we extinguished $9.1 million of Convertible Notes which resulted in a gain of $0.4 million that is included in Other income, net for the quarter ended June 30, 2007 and nine months ended September 29, 2007. During the third quarter of fiscal 2007, we extinguished $40.0 million of Convertible Notes which resulted in a gain of $1.7 million that is included in Other income, net for the quarter and nine months ended September 29, 2007.

Effective July 1, 2007, the Convertible Notes were classified as a current liability as the holders of the Convertible Notes have a right to require payment of the Convertible Notes on July 1, 2008.

Note 10 — Stock-Based Compensation:

Effective January 1, 2006, we began recording employee and director stock option and Employee Stock Purchase Plan (“ESPP”) compensation expense in accordance with “Share Based Payment — a revision of SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB 107”).

Total stock-based compensation expense was included in the Condensed Consolidated Statement of Operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
Line Item:	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Cost of products sold	$108	$105	$363	$219
Research and development	664	589	2,034	1,314
Selling, general and administrative	577	423	1,666	929

	$1,349	$1,117	$4,063	$2,462

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions and weighted-average fair values:

	Grants for Three Months Ended		Grants for Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Employee and Director Stock Options:
Weighted-average fair value of grants	$2.15	$3.00	$2.89	$2.99
Expected volatility	49.0%	58.1%	54.0%	58.1%
Risk-free interest rate	4.6%	4.9%	4.7%	4.9%
Expected term (in years)	4.75	4.75	4.75	4.75
Dividend yield	0.0%	0.0%	0.0%	0.0%
Employee Stock Purchase Plan:
Weighted-average fair value of ESPP	$1.46	$1.83	$1.75	$0.94
Expected volatility	36.0%	51.0%	43.5%	28.1%
Risk-free interest rate	5.0%	5.1%	5.1%	4.6%
Expected term (in years)	0.5	0.5	0.5	0.5
Dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average option grant prices were $4.58 and $5.63 for the quarters ended September 29, 2007 and September 30, 2006, respectively. As of September 29, 2007, there was $9.2 million of total unrecognized compensation cost related to employee and director stock options which are expected to be recognized over a weighted-average period of 3.1 years.

The following table summarizes our stock option activity and related information for the nine months ended September 29, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Balance, December 30, 2006	21,496	$7.10
Granted	1,547	5.71
Exercised	(155)	4.48
Forfeited or expired	(2,250)	7.98

Balance, September 29, 2007	20,638	6.92	5.32	$104

Vested and expected to vest at September 29, 2007	17,238	$6.92	5.04	$87

Exercisable, September 29, 2007	14,750	$7.58	4.76	$82

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 29, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the nine months ended September 29, 2007 and September 30, 2006 was $0.1 million for both periods.

In February 2007, the compensation committee of our Board of Directors approved the grant of restricted stock units (“RSUs”) to officers of the Company, including executive officers. These RSUs generally vest over four years; however, the vesting of RSUs granted to executive officers is contingent upon the achievement of specific levels of annual appreciation in the Company’s stock price. Upon vesting, the RSUs will convert into an equivalent number of shares of common stock. Generally, the grant date fair value of the RSUs is equal to the closing market price of the Company’s common stock on the date of grant, and the fair value is amortized to expense on a straight-line basis over the requisite service period.

A summary of non-vested RSUs for the nine months ended September 29, 2007 is presented as follows:

	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Balance, December 30, 2006	—	$—
Granted	744	4.81
Vested	(12)	6.02
Forfeited	(33)	5.22

Balance, September 29, 2007	699	$4.77

As of September 29, 2007, there was $2.4 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.75 years.

Note 11 — Legal Matters:

On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (“John”) against Lattice Semiconductor Corporation in the U.S. District Court for the Eastern District of Texas, Marshall Division. John seeks an injunction, unspecified damages, and attorneys’ fees and expenses. The Company has filed a request for re-examination of the patent by the United States Patent and Trademark Office (“PTO”). The litigation has been stayed pending the PTO’s decision on the potential re-examination. Neither the likelihood nor the amount of any potential exposure to the Company is estimable at this time.

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

Note 12 — Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area was as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
United States:	$9,687	17%	$11,884	19%	$33,609	19%	$39,087	21%
Export revenue:
China	15,510	27	11,894	19	39,344	22	29,336	16
Europe	11,718	20	13,579	21	35,573	20	43,991	24
Japan	7,481	13	8,032	13	22,868	13	22,948	12
Taiwan	5,909	10	7,379	11	20,095	12	17,870	10
Other Asia	5,462	9	6,935	11	18,278	11	17,762	10
Other Americas	2,537	4	3,753	6	5,887	3	12,633	7

Total export revenue	48,617	83	51,572	81	142,045	81	144,540	79

Total revenue	$58,304	100%	$63,456	100%	$175,654	100%	$183,627	100%

Resale of product through our two largest distributors, Arrow Electronics, Inc. and Avnet, Inc., accounted for approximately 15% and 15%, respectively, of revenue in the first nine months of fiscal 2007, and 18% and 16%, respectively, of revenue for the first nine months of 2006. More than 90% of our property and equipment is located in the United States.

Note 13 — Gain on Sale of Land:

In the second quarter ended June 30, 2007 the Company sold a parcel of undeveloped land near its corporate headquarters. At December 30, 2006 the land was included in Property and equipment, less accumulated depreciation at its historic cost of $0.6 million. The Company received proceeds of $2.2 million in the sale and recorded a gain of $1.6 million. The gain is included in Other income, net for the nine months ended September 29, 2007.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that other than the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”), there have been no significant changes during the nine months ended September 29, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

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

Results of Operations

Revenue

Key elements of our Condensed Consolidated Statement of Operations (dollars in thousands), and expressed as a percentage of revenues, were as follows:

	Three Months Ended				Nine Months Ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
Revenue	$58,304	100.0%	$63,456	100.0%	$175,654	100.0%	$183,627	100.0%
Gross margin	31,599	54.2	35,692	56.2	96,138	54.7	103,772	56.5
Research and development	20,166	34.6	20,905	32.9	62,926	35.8	61,696	33.6
Selling, general and administrative	15,054	25.8	15,207	24.0	44,405	25.3	43,490	23.7
Amortization of intangible assets	2,458	4.2	2,657	4.2	7,790	4.4	8,140	4.4
Restructuring	1,718	3.0	102	0.1	1,615	0.9	318	0.2

Loss from operations	$(7,797)	(13.4)%	$(3,179)	(5.0)%	$(20,598)	(11.7)%	$(9,872)	(5.4)%

Revenue for our business in the third quarter and nine months ended September 29, 2007 decreased to $58.3 million and $175.7 million, respectively, compared to $63.5 million and $183.6 million for the third quarter and nine months ended September 30, 2006, respectively. The decrease is primarily due to a reduction in revenue from Mature products, partially offset by an increase in total revenue from New products.

Revenue by Product Line

From a product line viewpoint, in the third quarter and nine months ended September 29, 2007, there was a 19% and 16% increase, respectively, in FPGA units sold compared to the third quarter and nine months ended September 30, 2006. These increases were primarily driven by increases in New FPGA products sold. PLD units sold decreased in the third quarter ended September 29, 2007 by nine percent compared to the third quarter ended September 30, 2006 and stayed flat in the nine months ended September 29, 2007 compared to the nine months ended September 30, 2006. The decrease in PLD revenue for the third quarter ended September 29, 2007 was due to a decline in both units sold and average selling price. The decrease in PLD revenue for the nine months ended September 29, 2007 was due to a decline in average selling price, primarily due to varying product mix.

The composition of our revenue by product line for the third quarter and first nine months of fiscal 2007 and 2006 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
FPGA	$13,576	23%	$13,276	21%	$38,966	22%	$37,115	20%
PLD	44,728	77	50,180	79	136,688	78	146,512	80

Total revenue	$58,304	100%	$63,456	100%	$175,654	100%	$183,627	100%

Revenue by Product Classification

Revenue for New products increased 73% and 88% for the third quarter and first nine months of fiscal 2007, respectively, compared to the third quarter and first nine months of 2006, as a result of increased unit sales. Mainstream products decreased two percent for the third quarter primarily due to a decline in average selling price caused by varying product mix, and increased three percent for the first nine months of fiscal 2007 primarily as a result of increased unit sales, compared to the third quarter and first nine months of 2006. The Mature product revenue decreased 29% and 23% for the third quarter and first nine months of fiscal 2007, respectively, compared to the third quarter and first nine months of 2006 primarily as a result of decreased unit sales. Among other things, future revenue growth is dependent on overall economic conditions for our industry and market acceptance of our New products as well as continued demand for our Mature and Mainstream products.

The composition of our revenue by product classification for the third quarter and first nine months of fiscal 2007 and 2006 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
New*	$8,313	14%	$4,810	8%	$19,606	11%	$10,446	6%
Mainstream*	30,547	53	31,082	49	87,875	50	85,155	46
Mature*	19,444	33	27,564	43	68,173	39	88,026	48

Total revenue	$58,304	100%	$63,456	100%	$175,654	100%	$183,627	100%

*	Product Classification:

New:	LatticeXP2, LatticeSC, LatticeECP2/M, LatticeECP, LatticeXP, MachXO, Power Manager, ispClock
Mainstream:	FPSC, ispXPLD, ispGDX2, ispMACH 4/LV, ispGDX/V, ispMACH 4000/Z, ispXPGA, Software and IP
Mature:	ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-Volt CPLDs, all SPLDs

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

Revenue by Geography

Export revenue as a percentage of total revenue was 83% and 81% for the third quarter and first nine months of fiscal 2007, respectively, compared to 81% and 79% for the third quarter and first nine months of 2006, respectively. Export revenue as a percentage of overall revenue increased due to relatively more favorable business conditions in Asia and a continuing trend towards outsourcing of manufacturing by North American and European customers.

The composition of our revenue by geographic location of our direct and indirect customers is as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
United States:	$9,687	17%	$11,884	19%	$33,609	19%	$39,087	21%
Export revenue:
China	15,510	27	11,894	19	39,344	22	29,336	16
Europe	11,718	20	13,579	21	35,573	20	43,991	24
Japan	7,481	13	8,032	13	22,868	13	22,948	12
Taiwan	5,909	10	7,379	11	20,095	12	17,870	10
Other Asia	5,462	9	6,935	11	18,278	11	17,762	10
Other Americas	2,537	4	3,753	6	5,887	3	12,633	7

Total export revenue	48,617	83	51,572	81	142,045	81	144,540	79

Total revenue	$58,304	100%	$63,456	100%	$175,654	100%	$183,627	100%

Gross Margin and Operating Expenses

Our gross margin percentage decreased from 56.2% and 56.5% in the third quarter and first nine months of fiscal 2006, respectively, to 54.2% and 54.7% in the third quarter and first nine months of 2007, respectively. The decline in gross margin percentage resulted primarily from revenue growth in New products, which typically carry an initial lower gross margin, a decline in revenue from Mature products, which typically carry a higher gross margin, and a last-time buy program in the first quarter of fiscal 2007 to obsolete certain Mature products resulting in a charge to Cost of products sold to write down excess inventory.

Research and development expense decreased to $20.2 million in the third quarter of 2007 compared to $20.9 million in the third quarter of 2006, primarily a result of a decrease in mask and wafer costs, partially offset by an increase in labor costs. Research and development expenses increased to $62.9 million in the first nine months of 2007 compared to $61.7 million in the first nine months of 2006 primarily as a result of increased labor expense, partially offset by decreased mask and wafer costs.

Selling, general and administrative expenses decreased to $15.1 million in the third quarter of 2007 compared to $15.2 million in the third quarter of 2006 primarily as a result of lower sales commission costs. Selling, general and administrative expenses increased to $44.4 million for the first nine months of 2007 from $43.5 million for the first nine months of 2006 primarily as a result of increased labor expenses, partially offset by a $1.0 million reversal of an accrual for legal expenses in the first nine months of 2007 compared to a $0.7 million reversal in the first nine months of 2006.

Amortization of intangible assets was $2.5 million and $7.8 million for the third quarter and nine months of fiscal 2007, respectively, compared to $2.7 million and $8.1 million for the third quarter and nine months of fiscal 2006, respectively. Intangible assets related to the acquisition of Cerdelinx Technologies, Inc. became fully amortized as of September 29, 2007. Amortization charges for existing purchased intangible assets are expected to be substantially eliminated by the end of 2008.

Restructuring activity relates to the restructuring plans implemented during the fourth quarter of fiscal 2005 and the third quarter of fiscal 2007. Included in our Condensed Consolidated Statement of Operations and reported as Restructuring for the first nine months of fiscal 2007 is a net charge of $1.6 million. This amount is comprised of the initial charge under the 2007 restructuring plan in the third quarter of fiscal 2007, offset by a first quarter credit of $0.1 million primarily due to a change in estimated future sublease income for the vacated premises in Austin, Texas. In the fourth quarter of 2007 we expect to record a restructuring charge of approximately $1.5 million to $2.5 million primarily related to the future lease payments associated with the termination of certain leases. Also in the fourth quarter we have settled our remaining lease obligation with respect to a facility in the United Kingdom that was closed in connection with our 2005 restructuring plan. The amount of the settlement approximates the reserve of $0.7 million that was established under the 2005 restructuring plan. See Note 8 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Interest and other income, net

Interest and other income, net was $3.6 million in the third quarter of fiscal 2007 and included a $1.7 million gain on the extinguishment of Zero Coupon Convertible Subordinated Notes due July 1, 2010 (“Convertible Notes”) and interest on marketable securities and cash equivalents of $1.9 million. Interest and other income, net was $4.3 million in the third quarter of fiscal 2006 and included a $0.8 million gain on the extinguishment of Convertible Notes and interest on marketable securities and cash equivalents of $3.6 million. The decrease in interest income is the result of a reduction in the average invested balances in Marketable securities for the periods presented.

Interest and other income, net, was $10.9 million in the first nine months of fiscal 2007 and included a gain on the extinguishment of Convertible Notes of $2.7 million, interest on marketable securities and cash equivalents of $6.3 million and a gain on the sale of land of $1.6 million. Interest and other income, net, was $12.7 million in the first nine months of fiscal 2006 and included a gain on the extinguishment of Convertible Notes of $2.0 million, a gain on the sale of UMC common stock of $1.3 million and interest on marketable securities and cash equivalents of $9.7 million. The decrease in interest income is the result of a reduction in the average invested balances in Marketable securities for the periods presented.

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

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Net cash (used in) provided by operating activities	$(33,740)	$17,082
Net cash provided by investing activities	94,110	3,664
Net cash used in financing activities	(64,414)	(12,443)

Net (decrease) increase in cash and cash equivalents	$(4,044)	$8,303

Operating Activities

Net cash used in operating activities was $33.7 million in the first nine months of fiscal 2007, compared to $17.1 million in net cash provided by operating activities in the first nine months of 2006. The increase is primarily related to the $37.5 million advance payment made to Fujitsu Limited (“Fujitsu”) in the first nine months of fiscal 2007, while no payment was made in the nine months ended September 30, 2006, and a Net loss of $10.3 million in the first nine months of 2007 compared to Net income of $2.2 million in the first nine months of 2006. Additionally, cash used in operating activities increased for the nine months ended September 29, 2007 compared to the first nine months of 2006 due to an increase in Accounts receivable, related to the increased quarter-end sales to Asian customers and a decrease in Accrued payroll obligations, offset by a reduction in Inventories.

Investing Activities

Net cash provided by investing activities increased by $90.4 million in the first nine months of fiscal 2007 as compared to the first nine months of 2006. The increase was due to the sales of marketable securities to fund the $37.5 million advance payment to Fujitsu, and the $66.6 million used to extinguish Convertible Notes in the first nine months of fiscal 2007, compared to $17.8 million used to extinguish Convertible Notes in the first nine months of 2006. Further, capital expenditures decreased to $8.9 million in the first nine months of fiscal 2007, compared to $10.9 million in the first nine months of 2006. In addition, in the first nine months of fiscal 2007 we received $2.2 million in proceeds from the sale of land.

Financing Activities

Net cash used in financing activities increased $52.0 million for the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006. The increase was primarily due to the use of $66.6 million to extinguish Convertible Notes in the first nine months of fiscal 2007 compared to $17.8 million in the first nine months of 2006.

Liquidity

As of September 29, 2007, our principal source of liquidity was $128.4 million of cash and marketable securities, which was approximately $104.8 million less than the balance of $233.2 million at December 30, 2006. This decrease was due primarily to the $37.5 million advance payment made to Fujitsu and $66.6 million used to extinguish Convertible Notes. Working capital decreased to $151.1 million at September 29, 2007 from $220.5 million at December 30, 2006.

We believe that our existing liquid resources and cash expected to be generated from future operations, combined with wafer credits from foundries and our ability to borrow additional funds, will be adequate to meet our operating and capital requirements and obligations for the next twelve months. As of March 31, 2007, we had completed the unsecured advance payments of an aggregate of $125.0 million to Fujitsu. The advance payments will be returned to us in the form of wafer credits or other services (including engineering mask set charges), subject to the right of either party to terminate the agreement upon the occurrence of certain events. As of September 29, 2007, $13.3 million had been returned to us in the form of wafer credits, and we expect an additional $22.4 million to be returned to us in the form of wafer credits and mask sets during the next twelve months. Beginning December 31, 2008, we may request a refund of the unused amount of the advance payment. The repayment obligation of Fujitsu is unsecured.

From 2003 through September 29, 2007, we paid an aggregate of $144.5 million to extinguish $160.0 million principal amount of Convertible Notes. From time to time we will assess our liquidity and capital resources, and overall economic and market conditions, and may repurchase additional Convertible Notes prior to their maturity date. Although the Convertible Notes are due for payment in 2010 unless they have otherwise been redeemed, purchased, repurchased or converted prior to their maturity date, holders of the Convertible Notes have a right to require payment of the Convertible Notes on July 1, 2008, and we expect holders to exercise this right. Effective July 1, 2007, Convertible Notes with an aggregate remaining principal amount of $40.0 million were classified as a current liability.

Marketable securities include investments in auction rate securities. Auction rate securities are variable rate debt instruments whose interest rates are reset approximately every 28 days. Auction rate securities are classified as available for sale and are recorded at fair value, which is currently equal to par value. At September 29, 2007 we held $61.4 million in auction rate securities with investment grades of AAA or AA, the majority of which are backed by federally insured student loans or municipal bonds, and of which $22.3 million were part of unsuccessful auctions. As a result of the unsuccessful auctions, the interest rate now resets based on contractual provisions and the liquidity of these instruments has diminished. The interest rate reset as a result of the unsuccessful auctions is at the maximum contractual rate and is paid in cash. The Company has the intent and ability to hold these investments until the anticipated resumption of orderly auctions occurs because our access to Cash and cash equivalents and Marketable securities and our expected cash flows from operating activities more than offset our expected uses for financing activities. If the issuers of the auction rate securities continue to hold unsuccessful auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments.

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

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations outside of the ordinary course of business in the first nine months of fiscal 2007 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

Off-Balance Sheet Arrangements

As of September 29, 2007 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of our older products may decline faster than sales of our new products increase, which would result in reduced revenues and gross margins.

Our product development strategy is to aggressively introduce new products in order to grow our overall revenue. However, currently the majority of our revenue is derived from sales of mainstream and mature products. Mature products are older products that generally are no longer designed by customers into end systems and are sold to support the mass production of customer end systems in which they have historically been designed. Consequently, sales of these products have a tendency to decline as customer end systems gradually reach the end of their life cycles. Mainstream products are more recently introduced products that may still be designed by customers into new systems. However, they are predominantly used in customer end systems that are in the early to mid-life stage of their life cycles. Consequently, sales of mainstream products can be volatile and are subject to overall economic, industry and customer specific inventory conditions. Sales of mainstream products may increase or decline in a given period depending on conditions.

We have limited ability to predict or to foresee changes or the pace of changes in sales by product classification. In recent periods, we have experienced increased rates of decline in sales of our mature products. Additionally, in the past we have also experienced periods of declines in sales of our mainstream products. If in any period, the overall sales of the combination of our mature and mainstream products decline and if sales of new products do not increase at a rate that is sufficient to counteract this decline, then our total revenues would decline. In addition, as mature products typically generate a higher gross margin than mainstream or new products generate, a faster than normal decline in sales of mature products could adversely impact our gross margins.

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

We generally warrant our products for varying lengths of time against non-conformance to our specifications and certain other defects. Because our products, including hardware, software and intellectual property cores, are highly complex and increasingly incorporate advanced technology, our quality assurance programs may not detect all defects, whether manufacturing defects in individual products or systematic defects that could affect numerous shipments. Inability to detect a defect could result in increased engineering expenses necessary to remediate the defect and also result in increased costs due to inventory impairment charges. On occasion we have also repaired or replaced certain components and software or refunded the purchase price or license fee paid by our customers due to product defects. If there are material increases in product defects, the costs to remediate such defects, or the costs to resolve warranty claims compared with our historical experience, our revenue, gross margins, and net income may be adversely affected.

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

At September 29, 2007, our book value per share was $4.48 compared to our stock price, which has ranged from a low of $4.35 per share to a high of $6.80 per share for the nine months ended September 29, 2007. Presently, our stock price is trading below our consolidated book value. Should our stock price remain below book value for a sustained period, it may become necessary to record an impairment charge to goodwill, which would negatively impact our results of operations.

A substantial portion of our short-term marketable securities portfolio is invested in auction rate securities. If an auction is unsuccessful, our investment will not be liquid. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of our investment through an impairment charge.

A substantial portion of our marketable securities portfolio is invested in auction rate securities. If an auction is unsuccessful, our investment may not be liquid. We may not be able to access such investments until a future auction is successful. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge.

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

We face risks related to litigation.

We are exposed to certain asserted and unasserted potential claims, including the pending patent litigation brought against us by Lizy K. John. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity or our financial results. We have been and may in the future be subject to various other legal proceedings, including, as discussed in greater detail hereafter, claims that involve possible infringement of patent and other intellectual property rights of third parties. It is inherently difficult to assess the outcome of litigation matters, and there can be no assurance that we will prevail in any litigation. Any such litigation could result in a substantial diversion of our efforts and the use of substantial management and financial resources, which by itself could have a material adverse effect on our financial condition and operating results. Further, an adverse determination in any such litigation could result in a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

Date: November 6, 2007