Form 10-K/A
period 2006-12-30
LATTICE SEMICONDUCTOR CORP
filed 2007-11-20
CIK 855658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Large accelerated filer ☐ Accelerated filer ☒ (Non-accelerated filer ☐

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

EXPLANATORY NOTE

Lattice Semiconductor Corporation (the “Company”) hereby amends the Company’s Annual Report on the Form 10-K for the year ended December 30, 2006, originally filed with the Securities and Exchange Commission on March 9, 2007.

This abbreviated amendment is being filed solely to correct Exhibit 31.1, the  Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, by adding paragraph 5(b) which was inadvertently omitted in the Company’s original Form 10-K filing.  In addition, we are refiling Item 9A — Controls and Procedures, although no changes are being made to that disclosure, as well as Exhibit 31.2, the Certification of the Chief Financial Officer.  No other information included in the original report on Form 10-K is amended by this Form 10-K/A.  Additionally, the Form 10-K/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing or otherwise modify the disclosure in the original report on Form 10-K.

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

Date: November 20, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date

*	President, Chief Executive Officer and Director	November 20, 2007
Stephen A. Skaggs	(Principal Executive Officer)

/s/ Jan Johannessen	Senior Vice President and Chief Financial Officer	November 20, 2007
Jan Johannessen	(Principal Financial and Accounting Officer)

*	Director	November 20, 2007
Patrick S. Jones

*	Director	November 20, 2007
Balaji Krishnamurthy

*	Director	November 20, 2007
Harry A. Merlo

*	Director	November 20, 2007
Gerhard H. Parker

*By: /s/ Jan Johannessen
Jan Johannessen Attorney-in-Fact

Exhibit Index

Exhibit No.

Description

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, and with paragraph (3) omitted.

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, and with paragraph (3) omitted.