Form 10-K
period 2007-12-29
LATTICE SEMICONDUCTOR CORP
filed 2008-03-13
CIK 855658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 000-18032

LATTICE SEMICONDUCTOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	93-0835214
(State of Incorporation)	(I.R.S. Employer Identification Number)

5555 NE Moore Court
Hillsboro, Oregon	97124-6421
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 268-8000

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of each exchange on which registered)
Common Stock, $.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007	$471,733,983
Number of shares of common stock outstanding as of March 10, 2008	115,157,110

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2008 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include overall semiconductor market conditions, market acceptance and demand for our new products, our dependencies on our silicon wafer suppliers, the impact of competitive products and pricing, technological and product development risks, the transition to a new Chief Executive Officer and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), including but not limited to, the items discussed in “Risk Factors” in Item 1A of Part I of this report. You should not unduly rely on forward-looking statements because our actual results could materially differ from those expressed in any forward-looking statements made by us. Further, any forward-looking statement applies only as of the date on which it is made. We are not required to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events.

Item 1.  Business.

Lattice Semiconductor Corporation (“Lattice” or the “Company”) designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by end customers as specific logic circuits, and thus enable shorter design cycle times and reduced development costs. Our end customers are primarily original equipment manufacturers in the communications, computing, consumer, industrial, automotive, medical and military end markets.

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

We report based on a 52 or 53-week year ending on the Saturday closest to December 31. Our 2003 fiscal year was a 53-week year and ended January 3, 2004. Our fiscal 2004, 2005, 2006 and 2007 years were 52-week years and ended January 1, 2005, December 31, 2005, December 30, 2006, and December 29, 2007, respectively. Our fiscal 2008 will be a 53-week year and will end on January 3, 2009. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

Programmable Logic Market Background

Three principal types of digital integrated circuits are used in most electronic systems: microprocessors, memory and logic. Microprocessors are used for control and computing tasks, memory is used to store programming instructions and data, and logic is employed to manage the interchange and manipulation of digital signals within a system. Logic contains interconnected groupings of simple logical “and” and “or” functions, commonly described as “gates.” Typically, complex combinations of individual gates are required to implement the specialized logic functions required for systems.

Logic circuits are found in a wide range of today’s digital electronic equipment including communications, computing, consumer, industrial, automotive, medical, and military systems. The logic market encompasses general purpose logic semiconductor products, which include programmable logic devices, and application-specific semiconductor products, which include ASICs (devices marketed to a single user) and ASSPs (devices marketed to multiple users). According to iSuppli1 , the general purpose logic and application-specific semiconductor product categories combined accounted for approximately 36% of the estimated $271 billion worldwide semiconductor market in 2007. Manufacturers of electronic equipment are challenged to bring differentiated products to market quickly. These competitive pressures often preclude the use of custom-designed ASICs, which generally entail significant design risks, non-recurring costs and time delays. Standard logic products, an alternative to custom designed ASICs, limit a manufacturer’s flexibility to adequately customize an end system. Programmable logic addresses this inherent dilemma. Programmable logic is a standard semiconductor product, purchased by systems manufacturers in a “blank” state, that can be custom configured into a virtually unlimited number of specific logic functions by programming the device with electrical signals. Programmable logic gives system designers the ability to quickly create custom logic functions to provide product differentiation without sacrificing rapid time to market.

According to iSuppli2, the programmable logic market was approximately $3.5 billion in 2007. Within this market, there are two main segments; field programmable gate arrays (“FPGAs”) and programmable logic devices (“PLDs”), each representing a distinct silicon architectural approach. In 2007, FPGA was a $2.9 billion market while PLD was a $0.6 billion market.2 Products based on the two alternative programmable logic architectures are generally optimal for different types of logic functions, although many logic functions can be implemented using either architecture. FPGAs are characterized by a narrow-input logic cell and use a distributed interconnect scheme. FPGAs may also contain dedicated blocks of fixed circuits such as memory, high-speed input/output interface or processors. PLDs are characterized by a regular building block structure of wide-input logic cells, called macrocells, and use a centralized logic interconnect scheme. Although FPGAs and PLDs are typically suited for use in distinct types of logic applications, we believe that a substantial portion of programmable logic customers utilize both FPGA and PLD products.

Lattice Products

We strive to offer innovative and differentiated programmable solutions based on our proprietary technology and intellectual property.

FPGA Products

In 2002, we entered the FPGA market as a result of our acquisition of the FPGA business of Agere Systems, Inc. During fiscal 2007, 23% of our revenue was derived from FPGA products, as compared to 20% in 2006 and 18% in 2005. In the future, we plan to introduce new families of innovative, high performance FPGAs. The key features of our newest FPGA families are described in the table below:

FPGA Family	Year Introduced	Process Technology (nm)	Operating Voltage (v)	Logic (K LUTs)	SERDES Channels	Max RAM (Mb)	I/O Pins (#)
LatticeXP2™	2007	90	1.2	5-40	—	1.0	86-540
LatticeSC™	2006	90	1.0/1.2	15-115	4-32	9.6	139-942
LatticeECP2™	2006	90	1.2	6-68	—	1.2	90-583
LatticeECP2M™	2006	90	1.2	19-95	4-16	5.5	140-520
LatticeXP™	2005	130	3.3/2.5/1.8/1.2	3-20	—	0.5	62-340
LatticeEC/P™	2004	130	1.2	2-33	—	0.6	67-496

[1]	iSuppli, “Competitive Landscaping Tool—Q4 2007,” Nov. 30, 2007
[2]	iSuppli, “Core Silicon Market Tracker & Component AMFT—Q4 2007,” Jan. 9, 2008

We recently introduced the 90nm LatticeXP2 FPGA family. The LatticeXP2 devices combine a Look-up Table (“LUT”) based FPGA fabric with non-volatile Flash cells in an architecture referred to as flexiFLASHTM. The flexiFLASH approach provides a single chip solution with benefits such as instant-on operation, on-chip storage featuring FlashBAKTM embedded block RAM backup, access to general-purpose Serial TAG memory and inherent design security. LatticeXP2 devices also support Live UpdateTM field reconfiguration with TransFRTM, 128-bit AES bitstream encryption and Dual BootTM device configuration technologies. The LatticeXP2 FPGA fabric utilizes an underlying LatticeECP2 architecture that was designed for high performance and low cost. LatticeXP2 devices support 4-input LUT-based logic, distributed and embedded memory, Phase Locked Loops (“PLLs”), pre-engineered source synchronous input/output (“I/O”) and enhanced sysDSPTM digital signal processing blocks.

The LatticeSC family of FPGAs combines a high performance FPGA fabric, with many advanced features in a single unique architecture. This family is fabricated using 90nm technology to provide high performance, and includes specific features to meet the needs of today’s high-speed communication system designs. These features include up to 32 channels of 3.8Gbps serializer/deserializer (“SERDES”) with an advanced embedded Physical Coding Sub-layer (“PCS”), up to 9.6 Mbits of RAM, and dedicated I/O logic to support source synchronous I/O standards such as RapidIO, HyperTransportTM 3, SPI4.2, SFI-4, UTOPIA, XGMII and CSIX. Multiple hierarchical clocking and clock management resources are provided to support programmable logic designs needed in today’s high-end system designs. High speed I/O with bandwidths up to 2Gbps per pin are designed for use with high throughput systems. For low cost system level integration, the LatticeSC family offers MACO™ (Masked Array for Cost Optimization) structured ASIC blocks: up to 12 blocks per device with a variety of pre-engineered intellectual property (“IP”) cores.

The 90nm LatticeECP2 family integrates features and capabilities previously only available in higher cost/high performance FPGAs; this second generation family expands the range of applications that can take advantage of low cost FPGA products. These integrated features and capabilities include pre-engineered source synchronous I/O for implementation of double data rate (“DDR”) and double data rate two (“DDR2”) memory interfaces, enhanced configuration options, and high performance multiply, addition, subtract and accumulate digital signal processing (“DSP”) blocks.

The 90nm LatticeECP2M FPGA family serves customers who need low-cost SERDES capability for chip-to-chip and small form-factor backplane applications. The LatticeECP2M family maintains all of the features of the LatticeECP2 family that are required for high-volume, cost-sensitive applications, while providing increased memory capacity (ranging from 1.3 Mbits to 5.5 Mbits) and DSP resources (ranging from 24 to 168 multipliers). The five devices in the series provide an inexpensive alternative for implementing PCI Express, Ethernet, Serial RapidIO and CPRI/OBSAI interfaces. The SERDES integrated into the LatticeECP2M devices has been engineered as a quad-based architecture with 1 to 4 quads (up to a maximum of 16 SERDES channels per device), depending on the size of the device. Each quad features 4 SERDES channels (4 complete TX and RX channels), with each channel typically operating on 100mW at full speed and supporting data rates from 270 Mbps to 3.125 Gbps. A flexible PCS layer that includes 8b/10b encoding, an Ethernet link state machine and rate matching circuitry also are built onto the chip.

The LatticeXP family, introduced in 2005, is a non-volatile FPGA family manufactured using a 130nm embedded flash process co-developed with our foundry partner Fujitsu Limited (“Fujitsu”). Unlike traditional FPGAs that require an external device to load the configuration bitstream, our non-volatile FPGA products embed a flash block on a chip to store the bitstream, which offers customers unique benefits with regard to design security, instant-on logic functionality and improved field upgradability.

[3]	Hypertransport™ is a licensed trademark of the HyperTransport Technology Consortium in the United States and other jurisdictions.

The LatticeEC/P, introduced in 2004, is a 130nm family. This family was designed to support high volume customer applications, which require a low cost FPGA fabric. Additionally, this family provides several important, performance-enhancing features, including built-in DDR memory support, a flexible high-performance DSP block and support for industry standard, low cost, SPI-flash boot memories.

PLD Products

During fiscal 2007, 77% of our revenue was derived from PLD products, as compared to 80% in 2006 and 82% in 2005. At present, we offer the industry’s broadest line of PLDs based on our numerous families of ispLSI®, ispMACH® and GAL® products. The key features of selected PLD families are described in the table below:

PLD Family	Year Introduced	Process Technology (nm)	Operating Voltage (v)	Maximum Speed (MHz)	Minimum Prop Delay (Nanoseconds)	Logic (Macrocells)	I/O Pins (#)
MachXO™	2005	130	3.3/2.5/1.8/1.2	345	3.5	128-1,140	73-271
ispMACH 4000Z	2003	180	1.8	267	3.5	32-256	32-128
ispMACH 4000V/B/C	2001	180	3.3/2.5/1.8	400	2.5	32-512	30-208

The MachXO family of crossover programmable logic devices combines an optimized LUT fabric with Lattice’s non-volatile technology to provide the high pin-to-pin performance and instant-on logic functionality associated with PLDs, and the flexibility of FPGAs. This low cost, infinitely reconfigurable family is designed to offer a cost effective alternative for applications traditionally served by PLDs or low capacity FPGAs such as bus bridging, bus interface and control.

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

In addition, we offer the ispPAC®, Power Manager and ispClock™ families of programmable mixed signal devices. These devices, featuring a combination of programmable logic and programmable analog, allow system designers to quickly and easily implement a wide variety of power and clock management functions within a single integrated circuit. Our ispPAC products can replace numerous discrete components while providing customers with additional design flexibility and time-to-market benefits.

Software Development Tools and Intellectual Property Cores

Our products are supported by the ispLEVER® software development tool suite and PAC-Designer® software. Supporting Windows, UNIX and LINUX platforms, ispLEVER® software allows our customers to enter, verify and synthesize a design, perform logic simulation and timing analysis, assign input/output pins, designate critical paths, debug, execute automatic timing-driven place and route tasks, and download a logic and input/output configuration to our devices. Designed to seamlessly integrate with third-party electronic design automation environments, ispLEVER® software provides a front-to-back design flow that leverages a customer’s prior investment in tools offered by Aldec, Altium, Cadence, Mentor Graphics, Synopsys and Synplicity. In the future, we plan to continue to enhance and expand the capability of our software development tool suite.

Lattice’s IP core program (ispLeverCORE™) assists our customers’ design efforts by providing pre-tested, reusable functions that can be easily utilized, allowing our customers to focus on their unique system architectures. These IP cores eliminate the need to “re-invent the wheel,” by providing many industry-standard functions, including PCI Express, DDR, Ethernet, CPRI, OBSAI, 7:1 LVDS, and embedded microprocessors.

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

Research and development expenses were $83.0 million in fiscal 2007, $82.0 million in 2006 and $97.2 million in 2005. While we expect to continue to make significant future investments in research and development, we streamlined and consolidated our research and development process during the fourth quarter of 2005, the impact of which is reflected in Restructuring charges. During the third and fourth quarters of 2007, we took additional steps to streamline our research and development activities to focus on our core FPGA product lines. (See discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Operations

We do not manufacture our own silicon wafers. We maintain strategic relationships with large semiconductor foundries to source our finished silicon wafers. This strategy allows us to focus our internal resources on product and market development, and eliminates the fixed cost of owning and operating semiconductor manufacturing facilities. We are also able to take advantage of the ongoing advanced process technology development efforts of semiconductor foundries. In addition, all of our assembly operations and most of our test operations are performed by outside suppliers. We perform certain test operations and reliability and quality assurance processes internally. We have achieved and maintained ISO9001:2000 Quality Management Systems Certification and ISO16949:2002 Quality Systems Certification, and released a full line of PLD products qualified to the AEC-Q100 Reliability Standard.

Wafer Fabrication

We source silicon wafers from our foundry partners, Fujitsu in Japan, Seiko Epson Corporation (“Seiko Epson”) in Japan, United Microelectronics Corporation (“UMC”) in Taiwan and Chartered Semiconductor Manufacturing, Ltd. (“Chartered Semiconductor”) in Singapore, pursuant to agreements with each company and their respective affiliates. We negotiate wafer volumes, prices and other terms with our foundry partners and their respective affiliates on a periodic basis.

Assembly

After wafer fabrication and initial testing, we ship wafers to independent subcontractors for assembly. During assembly, wafers are separated into individual die and encapsulated in plastic or ceramic packages. Presently, we have qualified assembly partners in Indonesia, Japan, Malaysia, the Philippines, Singapore and South Korea. We negotiate assembly prices, volumes and other terms with our assembly partners and their respective affiliates on a periodic basis.

We currently offer an extensive list of standard products in lead (Pb) free packaging. Our lead-free products meet the European Parliament Directive entitled “Restrictions on the use of Hazardous Substances.” We continually review our suppliers to ensure they meet or exceed our packaging requirements.

Testing

We electrically test the die on each wafer prior to shipment for assembly. Following assembly, prior to customer shipment, each product undergoes final testing and quality assurance procedures. Final testing on certain products is performed by independent contractors in Indonesia, Japan, Malaysia, the Philippines, Singapore and South Korea, and at our Oregon facility.

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

As of December 2007, we have agreements with 20 manufacturers’ representatives and two primary distributors, Arrow Electronics, Inc. and Avnet Inc., in North America. We have also established export sales channels in over 50 foreign countries through a network of over 30 sales representatives and distributors. The majority of our sales are made through distributors.

We protect both of our primary North American distributors and some of our foreign distributors against reductions in published prices, and expect to continue this policy in the foreseeable future. We also allow returns from these distributors of unsold products under certain conditions. For these reasons, we do not recognize revenue until products are resold by these distributors to an end customer. Resale of product through these distributors as a percentage of our total revenue was 36% in fiscal 2007, 38% in 2006 and 37% in 2005.

We provide technical and marketing support to our end customers with engineering staff based at our headquarters, product development centers and selected field sales offices. We maintain numerous domestic and international field sales offices in major metropolitan areas.

Export sales as a percentage of our total revenue were 81% in fiscal 2007, 80% in 2006 and 77% in 2005. Export sales to China accounted for 23%, 17%, and 13% of revenue in fiscal 2007, 2006, and 2005, respectively, to Japan accounted for 13%, 13%, and 15% of revenue in fiscal 2007, 2006, and 2005, respectively, and to Taiwan accounted for 11%, 11%, and 8% of revenue in fiscal 2007, 2006, and 2005, respectively. Both export and domestic sales are denominated in U.S. dollars, with the exception of sales to Japan, which are denominated in yen. If our export sales decline significantly, there would be a material adverse impact on our business and results of operations.

Our two largest customers are distributors and make up a significant portion of our total revenue. Revenue attributable to resales of products by our distributor Arrow Electronics, Inc. accounted for approximately 13%, 15% and 15% of revenue in fiscal 2007, 2006 and 2005, respectively, and by our distributor Avnet, Inc., accounted for approximately 15%, 16% and 11% of revenue in fiscal 2007, 2006 and 2005, respectively. No other individual customer accounted for more than 10% of total revenue in any of the fiscal years 2007, 2006 or 2005.

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

Backlog

Our backlog of scheduled and released orders at December 29, 2007 was $33.9 million, as compared to $45.7 million at December 30, 2006. This backlog consisted of direct customer and distributor orders scheduled for delivery within the next 90 days. Distributor orders accounted for the majority of the backlog in both periods. Direct customer orders may be changed, rescheduled or cancelled under certain circumstances without penalty prior to shipment. Additionally, distributor orders generally may be changed, rescheduled or cancelled without penalty prior to shipment. Furthermore, certain of our distributor shipments are subject to rights of return and price adjustment. Revenue associated with these distributor shipments is not recognized until the product is resold to an end customer. Typically, the majority of our revenue results from orders placed and filled within the same period. Such orders are referred to as “turns orders.” By definition, turns orders are not captured in a backlog measurement made at the beginning of a period. We do not anticipate a significant change in this business pattern. For these reasons, backlog as of any particular date should not be used as a predictor of revenue for any future period.

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

We hold numerous domestic, European and Asian patents and have patent applications pending in the United States, Asia and Europe. Our current patents will expire at various times between 2008 and 2025. There can be no assurance that pending patent applications or other applications that may be filed will result in issued patents, or that any issued patents will survive challenges to their validity. Although we believe that our patents have value, there can be no assurance that our patents, or any additional patents that may be issued in the future, will provide meaningful protection from competition. We believe that our success will depend primarily upon the technical expertise, experience, creativity and the sales and marketing abilities of our personnel.

Patent and other proprietary rights infringement claims are common in our industry. There can be no assurance that, with respect to any claim made against us, that we would be able to successfully defend against the claim or that we could obtain a license that would allow us to use the proprietary rights on terms or under conditions that would not harm our business.

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

Agere Systems

In 2002, as part of our acquisition of the FPGA business of Agere, we entered into an intellectual property agreement with Agere and Agere Systems Guardian Corporation. Pursuant to this agreement, these Agere companies assigned or licensed to us certain FPGA and Field Programmable System Chip patents, trademarks, software and other intellectual property rights and technology, and we licensed back rights in these same assets. These cross-licenses were made on a worldwide, non-exclusive and royalty-free basis.

Altera

In 2001, we entered into a comprehensive, royalty-free, non-exclusive patent cross-license agreement and a multi-year patent peace agreement with Altera.

Fujitsu

On September 10, 2004, we entered into an Advance Payment and Purchase Agreement (the “Fujitsu APP Agreement”) with Fujitsu Limited (“Fujitsu”), pursuant to which we advanced $125.0 million to Fujitsu in support of the development and construction of a 300mm wafer fabrication facility in Mie, Japan. As of March 31, 2007 we had completed the unsecured advance payments to Fujitsu.

During the third quarter of fiscal 2006 and third quarter of fiscal 2007, we entered into amendments (“Amendments”) to the Fujitsu APP Agreement. Prior to the Amendments, our $125.0 million advance was to be credited against the purchase price of 300mm wafers received from Fujitsu. The Amendments permit us to also credit the advance against the purchase price of 200mm wafers and other services (collectively, wafer credits and other services are referred to as “advance credits”), including engineering mask set charges. The Fujitsu APP Agreement will continue until the full amount of the advance payment has been returned to us in the form of advance credits, subject to the right of either party to terminate the agreement upon the occurrence of certain events. Prior to the Amendments, we could request a refund of the unused amount of the advance payment if we had not used all of our wafer credits by December 31, 2007. Pursuant to the Amendments, we may request a refund of the unused amount of the advance payment if we have not used all of our advance credits by December 31, 2008. The repayment obligation of Fujitsu is unsecured.

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

In 1997, we entered into an advance production payment agreement with Seiko Epson and EEA which was subsequently amended in 2002 and 2004. Under this agreement we advanced $51.3 million to Seiko Epson to finance construction of an eight-inch sub-micron semiconductor wafer manufacturing facility. As of December 30, 2006, all of the payments had been repaid to us in the form of semiconductor wafers. We are not obligated to make additional payments under this agreement.

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

Employees

At December 29, 2007, we had 883 full-time employees. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical and management personnel. No employee is subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers of the Registrant

The following individuals currently serve as our executive officers:

Name	Age	Position
Stephen A. Skaggs	45	Chief Executive Officer, President and Director
Jan Johannessen	52	Senior Vice President and Chief Financial Officer
Martin R. Baker	52	Corporate Vice President, General Counsel and Secretary
Stephen M. Donovan	56	Corporate Vice President, Sales

Stephen A. Skaggs joined the Company in December 1992 as Director, Corporate Development. He was appointed Senior Vice President, Chief Financial Officer and Secretary in August 1996. He was appointed President in October 2003, Chief Executive Officer in August 2005 and Director in November 2005.

Mr. Skaggs and the Company entered into a letter agreement (the “Letter Agreement”) as of January 31, 2008 with respect to his employment pursuant to that certain Employment Agreement (the “Employment

Agreement”), dated as of August 9, 2005, by and between Mr. Skaggs and the Company. Pursuant to the Letter Agreement, the parties agreed that Mr. Skaggs will resign as President and Chief Executive Officer of the Company effective as of May 31, 2008, whereupon his employment under the Employment Agreement will terminate, unless his employment has previously terminated in accordance with the provisions of the Employment Agreement or the parties otherwise agree prior to that date. The parties further agreed that concurrent with the effectiveness of his resignation, Mr. Skaggs will also resign as a member of the Company’s Board of Directors. Mr. Skaggs subsequently announced his intention to resign from the Board of Directors at the end of his current term, which is on the date of the Company’s 2008 annual meeting, presently scheduled to be held on May 6, 2008.

Jan Johannessen rejoined the Company in October 2001 as Vice President, Investments. In October 2003, he was appointed Corporate Vice President and Chief Financial Officer, and in November 2005 he was appointed Senior Vice President. He originally joined the Company in 1983 and served as Vice President and Chief Financial Officer between 1987 and 1993. From 1993 to 2001, he worked as an independent venture capitalist.

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

Item 1A.  Risk Factors.

The following risk factors and other information included in this Annual Report should be carefully considered before making an investment decision relating to our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

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

We may experience a disruption of our business activities due to the transition to a new Chief Executive Officer.

On February 1, 2008, we announced that we had reached an agreement with our President and Chief Executive Officer, pursuant to which he agreed to resign his positions with the Company effective as of May 31, 2008. We are in the process of searching for a new Chief Executive Officer, but there is no assurance that we will identify and reach an employment agreement with a new Chief Executive Officer in sufficient time for the new Chief Executive Officer to join the Company by May 31, 2008. There is also no assurance that the new Chief Executive Officer will be able to immediately lead the Company in an effective manner or achieve the Company’s business objectives.

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

A substantial portion of our short-term and our entire long-term marketable securities portfolio is invested in auction rate securities, a number of which have been the subject of failed auctions which have adversely affected the liquidity of these securities. If auction rate securities continue to experience unsuccessful auctions, or if the credit rating of the auction rate security issuer, the third-party insurer of such investments, the issuers of the investments underlying the securities or credit default swaps, or Ambac Assurance Corporation (“AMBAC”) deteriorates, we may be required to adjust the carrying value of the auction rate security through an impairment charge.

At December 29, 2007 we held $65.2 million in auction rate securities (with investment grades of AAA or AA), which are variable rate debt instruments with long-term stated maturities whose interest rates are reset through a Dutch auction approximately every 28 days. While the auctions have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, a portion of the auction rate securities held by us have experienced multiple failed auctions beginning in October 2007 as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. Our auction rate securities are collateralized by federally insured student loans, municipal bonds, corporate bonds, notes, high grade commercial paper, or bank deposit notes; however, $14.0 million of our long-term auction rate securities are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. A total of $44.9 million of our auction rate securities were part of unsuccessful auctions and as a result, these instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Consolidated Balance Sheet. Of this amount, $22.3 million of the auction rate securities in our portfolio were considered illiquid as of December 29, 2007, and, subsequent to December 29, 2007, an additional $22.6 million of the auction rate securities, all of which are backed by federally insured student loans or municipal bonds, were part of unsuccessful auctions and are thus considered illiquid. The remaining $20.3 million of auction rate securities included in Short-term marketable securities has been called, redeemed, or sold since December 29, 2007, and the proceeds are now being held as cash or cash equivalents. In addition, for $8.3 million of our auction rate securities held in Long-term marketable securities, AMBAC can, under certain circumstances, exercise a put option, which essentially replaces the auction rate security investment with preferred stock of AMBAC. If auction rate securities continue to experience unsuccessful auctions, or if the credit rating of the auction rate security issuer, the third-party insurer of such investments, the issuers of the investments underlying the securities or credit default swaps, or AMBAC deteriorates, we may be required to adjust the carrying value of the auction rate security through an impairment charge. Any of these events could have a materially detrimental effect on our liquidity and results of operations.

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

We do not assemble our finished products or perform all testing of our products. Currently, our finished products are assembled and tested by ASE in Malaysia, Amkor in the Philippines and South Korea, Fujitsu in Japan, AIT in Indonesia, UTAC in Singapore, and other independent contractors in Asia. If any of our current or future assembly or test contractors significantly interrupts or reduces our supply of assembled and tested devices, our operating results could be harmed.

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

Historically, the price of our common stock has at times experienced rapid and severe price fluctuations that have left investors little time to react. The price of our common stock may continue to fluctuate greatly in the future due to a variety of company specific factors, including:

•	quarter-to-quarter variations in our operating results;

•	shortfalls in revenue or earnings from levels expected by securities analysts and investors;

•	announcements of technological innovations or new products by other companies; and

•	any developments that materially adversely impact investors’ perceptions of our business prospects.

Our stock price has ranged from a low of $3.08 per share to a high of $6.80 per share for the fiscal year 2007.

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

Our quarterly operating results have fluctuated in the past and may continue to fluctuate. Consequently, our operating results may fail to meet the expectations of analysts and investors. As a result of industry conditions and the following specific factors, our quarterly operating results are more likely to fluctuate and are more difficult to predict than a typical non-technology company of our size and maturity:

•	general economic conditions in the countries where we sell our products;

•	conditions within the end markets into which we sell our products;

•	the cyclical nature of demand for our customers’ products;

•	excess inventory accumulation by our end customers;

•	the timing of our and our competitors’ new product introductions;

•	product obsolescence;

•	the scheduling, rescheduling and cancellation of large orders by our customers;

•	the willingness and ability of our customers and distributors to make payment to us in a timely manner;

•	our ability to develop new process technologies and achieve volume production at wafer fabrication facilities;

•	changes in manufacturing yields including delays in achieving target yields on new products;

•	adverse movements in exchange rates, interest rates or tax rates; and

•	the availability of adequate supply commitments from our wafer foundries and assembly and test subcontractors.

Conditions in Asia may disrupt our existing supply arrangements and result in a shortage of finished products available for sale.

All of our major silicon wafer suppliers operate fabrication facilities located in Asia. Additionally, our finished silicon wafers are assembled and tested by independent contractors located in Indonesia, Japan, Malaysia, the Philippines, Singapore and South Korea. Economic, financial, social and political conditions in Asia have historically been volatile. Financial difficulties, the effects of currency fluctuation, governmental actions or restrictions, prolonged work stoppages, political unrest, war, natural disaster, disease or any other difficulties experienced by our suppliers may disrupt our supply and could harm our operating results.

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

The semiconductor industry is intensely competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing and sales resources than we do. The current level of competition in the programmable logic market is high and may increase in the future. We currently compete directly with companies that have licensed our technology or have developed similar products.

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

We carry insurance customary for companies in our industry, including, but not limited to, liability, property and casualty, worker’s compensation and business interruption insurance. We also self-insure our employees for basic medical expenses, subject to a true insurance stop loss for catastrophic illness. In addition, we have insurance contracts that provide director and officer liability coverage for our directors and officers. Other than the specific areas mentioned above, we are self-insured with respect to most other risks and exposures, and the insurance we carry in many cases is subject to a significant policy deductible or other limitations before coverage applies. Based on management’s assessment and judgment, we have determined that it is more cost effective to self-insure against certain risks than to incur the insurance premium costs. The risks and exposures for which we self-insure include, but are not limited to, natural disasters, product defects, political risk, theft, patent infringement and some employment practice matters. Should there be a catastrophic loss due to an uninsured event such as an earthquake or a loss due to adverse occurrences in any area in which we are self-insured, our financial condition, results of operations and liquidity may be adversely affected.

Changes in accounting for equity compensation will adversely affect our consolidated statement of operations and could adversely affect our ability to attract and retain employees.

We have historically used equity incentives as a key component of employee compensation in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board adopted changes to generally accepted accounting principles that require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives beginning in the quarter ended April 1, 2006. To the extent that these or other new regulations make it more expensive to grant stock options and other equity incentives to employees, we will incur increased compensation costs. We also have changed our equity compensation strategy to, among other things, issue predominantly restricted stock units rather than stock options, and this could make it more difficult to attract, retain and motivate employees. Any of these results could materially and adversely affect our business.

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have and will continue to incur significant expenses and devote management resources to Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine in the future that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.   Properties.

Our corporate headquarters consists of land and 200,000 square feet of buildings we own in Hillsboro, Oregon. A portion of undeveloped land near the corporate headquarters is currently available for sale. In China, we own 19,000 square feet of research and development space and lease an additional 8,000 square feet of research and development space in a facility in Shanghai. We currently lease a 66,350 square foot research and development facility in San Jose, California, through December 2013; in addition, we lease another 66,350 square foot research and development facility in San Jose through December 2008. Approximately half of the latter facility is subleased through the remainder of the lease term. The Company expects to record a restructuring charge of approximately $1.3 million in the first quarter of fiscal 2008 related to this facility. We also currently lease a 6,400 square foot research and development facility in Illinois through August 2012, and a 36,000 square foot research and development facility in Pennsylvania through August 2009. We also lease office facilities in multiple metropolitan locations for our domestic and international sales staff. We believe that our existing facilities are suitable and adequate for our current and foreseeable future needs.

Additionally, we lease a 25,000 square foot facility in Austin, Texas through December 2011. As part of our 2005 restructuring plan (see discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) in December 2005, we ceased our research and development operations in this location, and have subleased the Austin facility through the end of 2011.

Item 3.  Legal Proceedings.

On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (“John”) against Lattice Semiconductor Corporation in the U.S. District Court for the Eastern District of Texas, Marshall Division. John seeks an injunction, unspecified damages, and attorneys’ fees and expenses. The Company filed a request for re-examination of the patent by the United States Patent and Trademark Office (“PTO”), which was granted by the PTO, and the re-examination is in progress. The litigation has been stayed pending the results of the re-examination. Neither the likelihood nor the amount of any potential exposure to the Company is estimable at this time.

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

	Low	High
2007:
First Quarter	$5.60	$6.80
Second Quarter	4.96	6.10
Third Quarter	4.35	6.08
Fourth Quarter	3.08	4.54
2006:
First Quarter	$4.20	$6.75
Second Quarter	5.36	7.19
Third Quarter	5.02	7.55
Fourth Quarter	5.71	7.28

Holders

As of March 10, 2008, we had approximately 466 stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. We intend to retain earnings to finance the growth of our business. We have never paid cash dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Comparison of Total Cumulative Stockholder Return

The following graph shows the five-year comparison of cumulative stockholder return on our common stock, the S&P 500 Index and the Philadelphia Semiconductor Index (SOX) from December 2002 through December 2007. Cumulative stockholder return assumes $100 invested at the beginning of the period in our common stock, the S&P 500 and the Philadelphia Semiconductor Index (SOX). Historical stock price performance is not necessarily indicative of future stock price performance.

Lattice Cumulative Stockholder Return

Item 6.  Selected Financial Data.

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005	January 3, 2004
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$228,709	$245,459	$211,060	$225,832	$209,662
Costs and expenses:
Cost of products sold (1)	103,157	106,727	95,925	96,857	89,266
Research and development (1)(2)	82,977	81,968	97,231	94,375	92,837
Selling, general and administrative (1)	58,485	58,450	57,541	53,803	50,773
Impairment loss on goodwill	223,556	—	—	—	—
Amortization of intangible assets (2)	9,832	10,806	14,392	43,831	71,382
Restructuring charges	2,372	311	11,936	—	—

	480,379	258,262	277,025	288,866	304,258

Loss from operations	(251,670)	(12,803)	(65,965)	(63,034)	(94,596)
Interest and other income (expense), net	12,540	16,951	17,079	11,373	(3,064)

(Loss) income before provision (benefit) for income taxes	(239,130)	4,148	(48,886)	(51,661)	(97,660)
Provision (benefit) for income taxes	686	1,055	233	318	(5,854)

Net (loss) income	$(239,816)	$3,093	$(49,119)	$(51,979)	$(91,806)

Basic net (loss) income per share	$(2.09)	$0.03	$(0.43)	$(0.46)	$(0.82)

Diluted net (loss) income per share	$(2.09)	$0.03	$(0.43)	$(0.46)	$(0.82)

Shares used in per share calculations:
Basic	114,915	114,188	113,525	112,976	111,794

Diluted	114,915	115,019	113,525	112,976	111,794

	At
	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005	January 3, 2004
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and Short-term marketable securities	$85,063	$233,208	$264,192	$296,295	$277,750
Total assets	$376,285	$725,906	$715,857	$810,906	$851,628
Convertible notes (3)	$40,000	$109,600	$133,500	$169,000	$184,000
Stockholders’ equity (4)	$286,232	$511,745	$500,257	$544,764	$608,285

(1)	Effective January 1, 2006 the Company adopted SFAS No. 123(R) using the modified prospective transition method. For the fiscal year ended December 29, 2007, we recognized $5.5 million of stock-based compensation, of which $0.5 million was included in Cost of products sold, $2.7 million was included in Research and development and $2.3 million was included in Selling, general and administrative expense.

(2)	Upon the adoption of SFAS No. 123(R) effective January 1, 2006, deferred stock compensation expense related to acquisitions (attributable to research and development activities) and previously classified as part of Amortization of intangible assets has been reclassified to Research and development expense. Such deferred stock compensation attributable to research and development activities was completely recognized as of April 1, 2006. As a result of the reclassification, Research and development expense includes $1.8 million, $3.4 million and $5.7 million of amortization of deferred stock compensation expense for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively.

(3)	Convertible notes include the amount in Zero Coupon Convertible Subordinated Notes due 2010 and Other current liabilities recorded in the Consolidated Balance Sheet. On July 1, 2008, holders have the option to require us to purchase all or a portion of their Convertible Notes in cash at 100% of their principal amount.

(4)	We determined in the first quarter of fiscal 2007 that at December 30, 2006, the Company’s profit sharing accrual was overstated by $2.2 million relating to amounts originally provided for in fiscal 2001. We have corrected the fiscal 2006, 2005, 2004, and 2003 Selected Financial Data by reducing previously reported accrued payroll obligations and Retained earnings (accumulated deficit) by the same amount under the provisions for making immaterial corrections outlined in Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” While this error was not material to any previously filed annual consolidated financial statements, management concluded that correcting the error of approximately $2.2 million would be material to its consolidated statements of operations for fiscal year 2007, and accordingly, prior period Accrued payroll obligation and Retained earnings (accumulated deficit) have been restated to record the cumulative compensation expense for this Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Lattice Semiconductor Corporation (“Lattice” or the “Company”) designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by the end customer as specific logic circuits, and enable the end customer to shorten design cycle times and reduce development costs. Within the programmable logic market there are two groups of products—programmable logic devices (“PLDs”) and field programmable gate arrays (“FPGAs”)—each representing a distinct silicon architectural approach. Products based on the two alternative programmable logic architectures are generally optimal for different types of logic functions, although many logic functions can be implemented using either architecture. We believe that a substantial portion of programmable logic customers utilize both PLD and FPGA architectures. Our end customers are primarily original equipment manufacturers in the communications, computing, industrial, consumer, automotive, medical and military end markets.

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

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory and deferred income taxes and liabilities, such as accrued liabilities, income taxes and deferred income and allowances on sales to certain distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

Revenue Recognition and Deferred Income.    Revenue from sales to customers is generally recognized upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is probable, there are no customer acceptance requirements and no remaining significant obligations. Certain of our sales are made to distributors under agreements providing price protection and rights of return on unsold merchandise. Revenue and cost relating to such distributor sales are deferred until either the product is sold by the distributor or return privileges and price protection rights terminate, at which time related estimated distributor resale revenue, estimated effects of distributor price adjustments, and estimated costs are reflected in income. Our revenue reporting is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our revenues, deferred income and allowances on sales to distributors, and net income. Revenue from software licensing was not material for the periods presented.

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

Goodwill.    Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination and is not amortized. We test goodwill annually at fiscal year-end for impairment and more frequently if events and circumstances indicate that it might be impaired. The impairment test is performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. The first step of the test, used to identify potential impairment, compares the estimated fair value of the reporting unit with the related carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. We performed an impairment test as of December 29, 2007 and recorded a non-cash impairment loss on goodwill of $223.6 million and, as a result, we no longer have goodwill recorded on our Consolidated Balance Sheet.

Restructuring Charges.    Restructuring charges are recognized and recorded at fair value as incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Restructuring costs include estimates for severance and other costs related to employee terminations, facility costs related to abandonment of various leased research and development sites, and other costs associated with the exit and disposal activities. As changes to these estimates occur in subsequent periods resulting from timing changes or other factors, we will record either an increase or decrease to the estimated costs previously recorded. It is possible that actual costs incurred in the future will differ from the amounts recorded at December 29, 2007.

Accounting for Income Taxes.    To report income tax expense related to operating results, we record current and deferred income tax assets and liabilities in our Consolidated Balance Sheet. In determining the value of our deferred tax assets, we make estimates of future taxable income. At the end of fiscal years 2007, 2006 and 2005, we have recorded full valuation allowances for all of our U.S. deferred tax assets due to uncertainties regarding their realization. At the end of fiscal years 2007, 2006 and 2005, we have recorded a partial valuation allowance against our foreign deferred tax assets.

Effective December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). We are subject to income taxes in the United States and certain foreign countries. We believe our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For uncertain tax positions where it is more likely than not that a tax benefit will be sustained, we record the greatest amount of tax benefit that has a greater than 50 percent probability of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. For uncertain income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in our financial statements, and we also record in the Provision for income taxes the estimated interest and penalties that would be assessed in relation to the estimated settlement value of uncertain tax provisions.

Stock-Based Compensation.    In the first quarter of 2006, we adopted “Share Based Payment—a revision of SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of substantially all of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value.

Grants of restricted stock units are part of an overall revision of the Company’s equity compensation practices undertaken by the Company, which, in part, has tied the number of shares to be granted in a given year to officers of the Company, including executive officers, to the Company’s performance to its annual plan. In order to implement the alignment of such equity incentive grants to annual plan performance, the timing of annual equity incentive grants to officers has been moved from the regularly scheduled board meeting occurring in the Company’s third fiscal quarter to the regularly scheduled board meeting occurring in the first fiscal quarter.

In addition, the vesting of restricted stock units granted to executive officers is contingent upon certain annual appreciation in the Company’s stock price. The principal option plans provide for grants of restricted stock units to employees who are not officers. The restricted stock units granted to employees who are not executive officers generally vest quarterly over a four-year period beginning on the grant date. Restricted stock unit grants have replaced option grants as the principal form of equity compensation for non-officer employees who receive equity grants.

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

Correction of prior period financial statements.    We determined in the first quarter of fiscal 2007 that at December 30, 2006, the Company’s profit sharing accrual was overstated by $2.2 million related to amounts originally provided for in fiscal 2001. We have corrected the fiscal 2006 and 2005 consolidated financial statements by reducing previously reported Accrued payroll obligations and Retained earnings (accumulated deficit) by the same amount under the provisions for making immaterial corrections outlined in Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” While this error was not material to any previously filed annual consolidated financial statements, management concluded that correcting the error of approximately $2.2 million would be material to its consolidated statements of operations for fiscal year 2007, and accordingly, prior period Accrued payroll obligation and prior period Retained earnings (accumulated deficit) have been restated to record the cumulative compensation expense in this Form 10-K.

Results of operations

Key elements of our Consolidated Statement of Operations were as follows (dollars in thousands):

	Year Ended
	December 29, 2007		December 30, 2006		December 31, 2005
Revenue	$228,709	100.0%	$245,459	100.0%	$211,060	100.0%
Gross margin	125,552	54.9	138,732	56.5	115,135	54.6
Research and development	82,977	36.3	81,968	33.4	97,231	46.1
Selling, general and administrative	58,485	25.6	58,450	23.8	57,541	27.3
Impairment loss on goodwill	223,556	97.7	—	—	—	—
Amortization of intangible assets	9,832	4.3	10,806	4.4	14,392	6.8
Restructuring charges	2,372	1.0	311	0.1	11,936	5.7

Loss from operations	$(251,670)	(110.0)%	$(12,803)	(5.2)%	$(65,965)	(31.3)%

Revenue

Revenue in fiscal 2007 decreased to $228.7 million as compared to $245.5 million in fiscal 2006 primarily due to a reduction in revenue from Mature products, partially offset by an increase in revenue from New products. Revenue in fiscal 2006 increased to $245.5 million as compared to $211.1 million in fiscal 2005 primarily due to growth of New products and FPGA products as well as strength in the communications, consumer and military end markets.

The communications end market accounted for approximately 51% of our revenue in fiscal years 2007, and 50% for the 2006 and 2005 fiscal years. Accordingly, a significant portion of our revenue is dependent on the health of this end market. The communications end market slowly improved throughout 2005 and the first half of 2006 before weakening in the later part of 2006 and 2007.

Revenue by Product Line

From a product line viewpoint, in fiscal 2007 when compared to fiscal 2006, there was a 16% increase in FPGA units sold primarily driven by an increase in FPGA New products. PLD revenue decreased in fiscal 2007, when compared to fiscal 2006, due to a decline in both units sold and average selling prices. In fiscal 2006, the increase in FPGA and PLD revenue was primarily the result of increased units sold when compared to fiscal 2005.

The composition of our revenue by product line for fiscal years 2007, 2006 and 2005 was as follows (dollars in thousands):

	Year Ended
	December 29, 2007		December 30, 2006		December 31, 2005
FPGA	$51,970	23%	$48,946	20%	$39,102	18%
PLD	176,739	77%	196,513	80%	171,958	82%

Total revenue	$228,709	100%	$245,459	100%	$211,060	100%

Revenue by Product Classification

Revenue for New products increased 99% for fiscal 2007 compared to fiscal 2006, as a result of increased unit sales. Revenue from Mainstream products decreased 3% for fiscal 2007 compared to fiscal 2006 with a decline in both units sold and average selling price. Mature product revenue decreased 24% for fiscal 2007 compared to fiscal 2006 primarily as a result of decreased unit sales.

In fiscal 2006 the increase in New and Mainstream revenue was primarily the result of an increase in units sold when compared to 2005, while the decrease in Mature revenue was primarily the result of a decrease in units sold. Among other things, future revenue growth is dependent on overall economic conditions for our industry and market acceptance of our New products, as well as continued demand for our Mature and Mainstream products.

The composition of our revenue by product classification for fiscal years 2007, 2006 and 2005 was as follows (dollars in thousands):

	Year Ended
	December 29, 2007		December 30, 2006		December 31, 2005
New*	$28,949	13%	$14,566	6%	$3,422	2%
Mainstream*	113,824	50%	117,350	48%	92,475	44%
Mature*	85,936	37%	113,543	46%	115,163	54%

Total revenue	$228,709	100%	$245,459	100%	$211,060	100%

*	Product classification

New:	Lattice XP2, LatticeSC, LatticeECP2/M, LatticeECP, LatticeXP, MachXO, Power Manager, ispClock
Mainstream:	FPSC, ispXPLD, ispGDX2, ispMACH 4/LV, ispGDX/V, ispMACH 4000/Z, ispXPGA, Software and IP
Mature:	ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-Volt CPLDs, all SPLDs

In fiscal 2007 we reclassified our New, Mainstream and Mature product categories to better reflect our current product portfolio. Fiscal 2006 and 2005 information has been adjusted to reflect these new product category classifications.

Revenue by Geography

Revenue from export sales as a percentage of total revenue was 81% for fiscal 2007, 80% for 2006 and 77% for 2005. Export revenue as a percentage of overall revenue increased in fiscal 2007 compared to 2006 and 2005 due to relatively more favorable business conditions in Asia and a continuing trend towards outsourcing of manufacturing by North American and European customers.

The composition of our revenue by geographical location of our direct and indirect customers is as follows (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
United States	$42,681	$50,055	$48,996
Export revenue:
China	51,765	40,817	27,842
Europe	46,254	56,475	50,235
Japan	30,723	31,685	31,311
Taiwan	25,945	25,870	16,966
Other Asia	23,258	25,160	21,172
Other Americas	8,083	15,397	14,538

Total export revenue	186,028	195,404	162,064

Total revenue	$228,709	$245,459	$211,060

Gross Margin and Operating Expenses

Our gross margin percentage was 54.9% for fiscal 2007, 56.5% for 2006 and 54.6% for 2005. The decrease in gross margin percentage from fiscal 2006 to 2007 resulted primarily from a decline in revenue from Mature products, which typically carry a higher gross margin than our other product categories, as well as revenue growth from New products, which typically carry an initial lower gross margin than our other product categories. The increase in gross margin percentage from fiscal 2005 to 2006 reflects revenue growth in Mainstream products, which had an improved margin in fiscal 2006 versus 2005 due to yield enhancements and cost reductions. Additionally, in the fourth quarter of fiscal 2005 we initiated a last-time buy program to recognize the obsolescence of certain Mature products, resulting in a charge to Cost of products sold to write down excess inventory.

Research and development expense was $83.0 million for fiscal 2007 compared to $82.0 million for 2006 and $97.2 million for 2005. Research and development expenses consist primarily of personnel, masks, engineering wafers, third-party design automation software, assembly tooling and qualification expenses. The increase in fiscal 2007 compared to fiscal 2006 was primarily a result of an increase in labor costs (including stock-based compensation) offset by a decrease in expenses as a result of the restructuring plan implemented during the third and fourth quarter of fiscal 2007 (“2007 restructuring plan”), which is further described below, and a decrease in mask and wafer costs. We believe that a continued commitment to research and development is essential in order to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 65nm, mask and engineering wafer costs are becoming increasingly more expensive and will therefore increasingly represent a greater proportion of total research and development expenses. The decrease in expense in fiscal 2006 compared to 2005 is primarily a result of the restructuring plan implemented during the fourth quarter of fiscal 2005 (“2005 restructuring plan”), which resulted in the realignment of certain departments and job responsibilities further described below. In addition, the decrease also resulted from stock-based compensation expense related to previous acquisitions being fully recognized.

Selling, general and administrative expense was $58.5 million in fiscal 2007, $58.5 million in 2006 and $57.5 million in 2005. Selling, general and administrative expense was flat in fiscal 2007 compared to fiscal 2006, and included increased labor costs (including stock-based compensation) offset by a $1.0 million reversal of an accrual for legal expenses compared to a $0.7 million reversal in fiscal 2006. The increase in Selling, general and administrative expense in fiscal 2006 compared to 2005 is due to a number of factors including a reduction of sublease income, which is recorded as an offset to Selling, general and administrative expense, recognition of stock-based compensation, increased commission and compensation related expense and the 2005 restructuring plan, which is further described below. These increases were mostly offset by a $6.5 million reduction in legal expenses in fiscal 2006 compared to 2005 primarily due to legal expenses related to shareholder class action suits, an SEC informal inquiry, shareholder derivative suits, a Special Litigation Committee investigation and Audit Committee investigation, all of which were resolved in early 2006. Legal expenses related to these matters resulted in a total charge of $6.3 million during fiscal 2005.

At December 29, 2007, the estimated fair value of the company was below book value. Therefore, the Company performed an impairment test on Goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We calculated the impairment loss based on an allocation of the estimated fair value of the Company’s equity to the fair value of the Company’s assets and liabilities in a manner similar to a purchase price allocation in a business combination. Fair value was based on a weighted average sum of the income approach, which used the discounted cash flow method, and the market approach, which used the market capitalization method. In the allocation, goodwill was determined to have no implied fair value, and, as a result, goodwill related to the acquisition of Vantis Corporation on June 15, 1999, the acquisition of Integrated Intellectual Properties, Inc. on March 16, 2001, and the acquisition of the FPGA business of Agere Systems, Inc. on January 18, 2002 totaling $223.6 million was written off and recorded as a non-cash Impairment loss on goodwill.

Amortization of intangible assets is related to our 2002 acquisition of the FPGA business of Agere Systems, Inc. and of Cerdelinx Technologies, Inc. Amortization expense was $9.8 million in fiscal 2007, $10.8 million in 2006 and $14.4 million in 2005. Amortization expense in fiscal 2007 decreased as a portion of the intangible assets acquired in the Agere and Cerdelinx acquisitions became completely amortized. Amortization expense in fiscal 2006 decreased as a portion of the intangible assets acquired in the Agere acquisition became completely amortized. Amortization charges are expected to be eliminated after the first quarter of 2009. Under the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the remaining useful life and recoverability of equipment and other assets, including intangible assets with definite lives, whenever events or changes in circumstances require us to do so.

Restructuring activity relates to the restructuring plans implemented during the fourth quarter of fiscal 2005 (“2005 restructuring plan”) and the third quarter of fiscal 2007 (“2007 restructuring plan”). Included in our Consolidated Statement of Operations and reported as Restructuring for fiscal 2007, is a net charge of $2.4 million. This amount is comprised of charges under the 2007 restructuring plan of $2.7 million, primarily related to a reduction in work force and a voluntary separation program for certain employees partially offset by a credit of $0.3 million related to the settlement of the remaining lease obligation for our facility in the United Kingdom, which was closed in connection with the 2005 restructuring plan. Charges under the 2007 restructuring plan primarily related to a reduction in work force and a voluntary separation program for certain employees.

On January 31, 2008, Stephen A. Skaggs, President and Chief Executive Officer and the Company entered into an agreement pursuant to which Mr. Skaggs is expected to resign as President and Chief Executive Officer effective not later than May 31, 2008. The Company expects to record approximately $1.0 million in severance related costs on a prorated basis from February 1, 2008 through May 31, 2008. In addition, the terms of Mr. Skaggs’ severance agreement allow for a partial acceleration of vesting of previously awarded stock options. As a result, the Company expects to record a non-cash charge of $0.7 million in the second quarter of fiscal 2008 related to the effects of accelerated vesting. Costs related to Mr. Skaggs’ severance agreement will be charged to restructuring expense.

We will incur a restructuring charge of approximately $1.3 million in the first quarter of fiscal 2008, related to an operating lease commitment for a portion of our facility in San Jose, California.

We cannot be certain as to the actual amount of any remaining restructuring charges or the timing of their recognition for financial reporting purposes.

Effective January 1, 2006, the Company realigned certain departments and job responsibilities. As a result, a portion of our historic cost center allocations have been realigned between Selling, general and administrative and Research and development to reflect our operations following the 2005 restructuring plan. The realignment reduced fiscal 2006 Research and development expense by approximately $3.1 million, which was primarily offset by a corresponding increase in Selling, general and administrative expense, when compared to fiscal 2005.

Interest and other income, net

Interest income was $7.8 million in fiscal 2007, $13.0 million in fiscal 2006 and $8.5 million in fiscal 2005. The decrease in fiscal 2007 compared to fiscal 2006 was primarily attributable to a decrease in average invested balances as a result of the use of cash for extinguishment of Zero Coupon Convertible Subordinated Notes due in 2010 (“Convertible Notes”), partially offset by higher interest rates. The increase in fiscal 2006 compared to 2005 was primarily attributable to higher interest rates.

Other income, net, was $4.8 million in fiscal 2007, $4.0 million in 2006 and $8.6 million in 2005. For fiscal 2007, Other income, net, consisted of a $2.7 million gain on extinguishment of Convertible Notes, net of $0.1 million of amortization of Convertible Note issuance costs and other costs, a $1.6 million gain on sale of land and a $0.5 million dividend from UMC. For fiscal 2006, Other income, net, consisted of a $1.6 million gain on sale of UMC common stock and a $2.4 million gain on extinguishment of Convertible Notes, net of $0.1 million of amortization of Convertible Note issuance costs and other costs. To the extent market conditions allow, we may make similar sales of UMC common stock in the future.

Provision for income taxes

We are paying foreign income taxes, which are reflected in the Provision for income taxes in the Consolidated Statement of Operations and are primarily related to the cost of operating an offshore research and development subsidiary and sales subsidiaries. We are not currently paying federal income taxes and do not expect to pay such taxes until the benefits of our tax net operating losses are fully utilized. We expect to pay a nominal amount of state income tax. We accrue interest and penalties related to unrecognized tax benefits in the Provision for income taxes.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

Our sources and uses of cash from operating, financing and investing activities were as follows (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net cash used in operating activities	$(28,496)	$(14,495)	$(19,982)
Net cash provided by investing activities	91,351	31,715	42,821
Net cash used in financing activities	(65,960)	(16,119)	(28,319)

Net (decrease) increase in cash and cash equivalents	$(3,105)	$1,101	$(5,480)

Fiscal 2007 compared to 2006

Operating Activities

Net cash used in operating activities was $28.5 million in fiscal 2007, compared to $14.5 million in fiscal 2006. The increase is primarily related to the $37.5 million advance payment made to Fujitsu in fiscal 2007 and a Net loss of $239.8 million (which includes a non-cash impairment charge to goodwill of $223.6 million) in fiscal

2007 compared to Net income of $3.1 million in fiscal 2006. Additionally, cash used in operating activities increased for fiscal 2007 compared to fiscal 2006 due to a decrease in Accounts payable and accrued expenses, partially offset by an increase in Accounts receivable, net.

Investing Activities

Net cash provided by investing activities increased by $59.6 million in fiscal 2007 as compared to fiscal 2006. The increase was due to the sales of marketable securities to fund the $37.5 million advance payment to Fujitsu, and the $66.6 million used to extinguish Convertible Notes in fiscal 2007, compared to $21.6 million used to extinguish Convertible Notes in fiscal 2006, and an absence of sales of UMC stock in 2007, compared to sale proceeds of $13.3 million in 2006. Further, capital expenditures decreased to $11.0 million in fiscal 2007, compared to $13.7 million in fiscal 2006. In addition, in fiscal 2007 we received $2.2 million in proceeds from the sale of land.

Financing Activities

Net cash used in financing activities increased $49.8 million in fiscal 2007 as compared to fiscal 2006. The increase was primarily due to the use of $66.6 million to extinguish Convertible Notes in fiscal 2007 compared to $21.6 million in fiscal 2006.

Fiscal 2006 compared to 2005

Operating Activities

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

Investing Activities

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

Financing Activities

Net cash used in financing activities decreased $12.2 million for fiscal 2006 as compared to 2005. The decrease is due primarily to the use of $21.6 million to extinguish our Convertible Notes in fiscal 2006 compared to $30.2 million in 2005. Further, net proceeds from the issuance of common stock for fiscal 2006 increased $4.2 million over 2005.

Liquidity

As of December 29, 2007, our principal source of liquidity was $85.1 million of Cash and cash equivalents and Short-term marketable securities, which was approximately $148.1 million less than the balance of $233.2 million at December 30, 2006. This decrease was due primarily to the $37.5 million advance payment made to Fujitsu, $66.6 million used to extinguish Convertible Notes and $44.9 million of illiquid auction rate securities reclassified to Long-term marketable securities at year end. Working capital decreased to $110.5 million at December 29, 2007 from $220.5 million at December 30, 2006.

We believe that our existing liquid resources and cash expected to be generated from future operations, combined with advance credits from foundries and our ability to borrow additional funds, will be adequate to meet our operating and capital requirements and obligations for the next twelve months. As of March 31, 2007, we had completed the unsecured advance payments of an aggregate of $125.0 million to Fujitsu. The advance payments will be returned to us in the form of wafer credits or other services (including engineering mask set charges), subject to the right of either party to terminate the agreement upon the occurrence of certain events. Collectively, wafer credits and other services are referred to as “advance credits.” As of December 29, 2007, $18.0 million had been returned to us in the form of advance credits, and we expect an additional $25.2 million to be returned to us in the form of advance credits during the next twelve months. Beginning December 31, 2008, we may request a refund of the unused amount of the advance payments. The repayment obligation of Fujitsu is unsecured.

From 2003 through December 29, 2007, we paid an aggregate of $144.5 million to extinguish $160.0 million principal amount of Convertible Notes. Although the Convertible Notes are due for payment in 2010 unless they have otherwise been redeemed, purchased, repurchased or converted prior to their maturity date, holders of the Convertible Notes have a right to require payment of the Convertible Notes on July 1, 2008, and we expect holders to exercise this right.

At December 29, 2007 we held $65.2 million in auction rate securities (with investment grades of AAA or AA), which are variable rate debt instruments with long-term stated maturities whose interest rates are reset through a Dutch auction approximately every 28 days. While the auctions have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, a portion of the auction rate securities held by us have experienced multiple failed auctions beginning in October 2007 as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. Our auction rate securities are collateralized by federally insured student loans, municipal bonds, corporate bonds, notes, high grade commercial paper, or bank deposit notes; however, $14.0 million of our long-term auction rate securities are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. A total of $44.9 million of our auction rate securities were part of unsuccessful auctions and as a result, these instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Consolidated Balance Sheet. Of this amount, $22.3 million of the auction rate securities in our portfolio were considered illiquid as of December 29, 2007, and, subsequent to December 29, 2007, an additional $22.6 million of the auction rate securities, all of which are backed by federally insured student loans or municipal bonds, were part of unsuccessful auctions and are thus considered illiquid. The remaining $20.3 million of auction rate securities included in Short-term marketable securities has been called, redeemed, or sold since December 29, 2007, and the proceeds are now being held as cash or cash equivalents. In addition, for $8.3 million of our auction rate securities held in Long-term marketable securities, Ambac Assurance Corporation (“AMBAC”) can, under certain circumstances, exercise a put option, which essentially replaces the auction rate security investment with preferred stock of AMBAC. If auction rate securities continue to experience unsuccessful auctions, or if the credit rating of the auction rate security issuer, the third-party insurer of such investments, the issuers of the investments underlying the securities or credit default swaps, or AMBAC deteriorates, we may be required to adjust the carrying value of the auction rate security through an impairment charge. Any of these events could have a materially detrimental effect on our liquidity and results of operations. We have the ability to hold these investments until maturity and, therefore, we would not expect to recognize such an adverse impact in our financial statements.

The sum of Cash and cash equivalents and Short-term marketable securities at December 29, 2007 is lower than the amount shown as Cash and short-term investments in item 9.01, exhibit 99.1 of our previously filed

Form 8-K dated January 24, 2008 by $22.6 million related to the reclassification of auction rate securities. This reclassification has no impact on the Consolidated Statement of Operations.

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

Contractual Obligations

The following table summarizes our significant contractual cash obligations at December 29, 2007 (in thousands):

Fiscal Year	Operating leases(1)	Purchase order obligations(2)	Zero Coupon Convertible Subordinated Notes due July 1, 2010(3)
2008	$6,338	$23,424	$40,000
2009	3,336	—	—
2010	2,489	—	—
2011	2,495	—	—
2012	2,154	—	—
Later years	2,104	—	—

	$18,916	$23,424	$40,000

(1)	Certain of our facilities and equipment are leased under operating leases, which expire at various times through 2013. Included in the table above for operating leases are the properties that were vacated, or plan to be vacated, as part of our 2005 and 2007 restructuring plans. For fiscal 2008, future minimum sublease receipts net of such payments, based on agreements in place at December 29, 2007, total $0.8 million. In fiscal 2007 we entered into sublease agreements for a portion of the research and development facility in San Jose, California and for the vacated premises in Austin, Texas.

(2)	This column excludes amounts already recorded on our Consolidated Balance Sheet as current liabilities at December 29, 2007.

(3)	On July 1, 2008, holders have the option to require us to purchase all or a portion of their Convertible Notes in cash at 100% of the principal amount of the Convertible Notes. We expect holders to exercise the option.

Our only significant operating leases, apart from those accrued for in the 2005 and 2007 restructuring plans, are for our facilities in San Jose, California and Bethlehem, Pennsylvania. Our lease in San Jose expires in December of 2013. Annual rent is $1.9 million and increases 2% annually. Our lease in Bethlehem expires in August of 2009. Annual rent is $0.8 million and increases 3% annually. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful life of the assets.

New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value of certain assets and liabilities, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but may change current practice for certain entities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (“FSP”) SFAS No. 157 (“FSP No. 157-b”), which would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-b partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. 157-b. The application of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008. The application of SFAS No. 159 is not expected to have a material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of December 29, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As of December 29, 2007 and December 30, 2006, our investment portfolio included $20.0 million and $32.4 million of fixed income securities, respectively. As with all fixed income instruments, these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at the years ended December 29, 2007 and December 30, 2006, the decline in the fair value of our portfolio would not be material. Furthermore, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact in our financial statements.

At December 29, 2007 we held $65.2 million in auction rate securities (with investment grades of AAA or AA), which are variable rate debt instruments with long-term stated maturities whose interest rates are reset through a Dutch auction approximately every 28 days. While the auctions have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, a portion of the auction rate securities held by us have experienced multiple failed auctions beginning in October 2007 as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. Our auction rate securities are collateralized by federally insured student loans, municipal bonds, corporate bonds, notes, high grade commercial paper, or bank deposit notes; however, $14.0 million of our long-term auction rate securities are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. A total of $44.9 million of our auction rate securities were part of unsuccessful auctions and as a result, these instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Consolidated Balance Sheet. Of this amount, $22.3 million of the auction rate securities in our portfolio were considered illiquid as of December 29, 2007, and, subsequent to December 29, 2007, an additional $22.6 million of the auction rate securities, all of which are backed by federally insured student loans or municipal bonds, were part of unsuccessful auctions and thus considered illiquid. The remaining $20.3 million of auction rate securities included in Short-term marketable securities has been called, redeemed, or sold since December 29, 2007, and the proceeds are now being held as cash or cash equivalents. In addition, for $8.3 million of our auction rate securities held in Long-term marketable securities, AMBAC can, under certain circumstances, exercise a put option, which essentially replaces the auction rate security investment with preferred stock of AMBAC. If auction rate securities continue to experience unsuccessful auctions, or if the credit rating of the auction rate security issuer, the third-party insurer of such investments, the issuers of the investments underlying the securities or credit default swaps, or AMBAC deteriorates, we may be required to adjust the carrying value of the auction rate security through an impairment charge. Any of these events could have a materially detrimental effect on our liquidity and results of operations. We have the ability to hold these investments until maturity and, therefore, we would not expect to recognize such an adverse impact in our financial statements.

The fair market value of the Convertible Notes is subject to interest rate risk and market risk due to the convertible feature of the Convertible Notes and the fair market value of the Company’s common stock. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest and market value changes affect the fair market value of the Convertible Notes but do not impact our financial position, cash flows or results of operations. At December 29, 2007 and December 30, 2006, the fair value of the Convertible Notes was $39.0 million and $104.8 million, respectively, based on quoted market prices and recent sales.

We have international subsidiary and branch operations. Additionally, we sell products to Japanese customers denominated in yen. We are therefore subject to foreign currency exchange rate exposure. To minimize foreign exchange risk related to yen-based net assets on our Consolidated Balance Sheet, on August 11, 2004, we entered into an agreement with a bank under the terms of which we can borrow up to $6.0 million in Japanese yen in a revolving line of credit arrangement. Outstanding borrowing is collateralized by a market rate investment account. Interest on outstanding borrowing is based on the Japanese LIBOR Fixed Rate, and averaged 1.67% for the year ended December 29, 2007. Outstanding borrowing at December 29, 2007 was $3.5 million. This arrangement can be terminated at any time by either party.

We are exposed to equity price risk due to our equity investment in UMC (see Note 5 to our Consolidated Financial Statements). Neither a 10% increase nor a 10% decrease in equity price related to this investment would have a material effect on our Consolidated Financial Statements as of the years ended December 29, 2007 or December 30, 2006. We have not attempted to reduce or eliminate this equity price risk through hedging or similar techniques. As a result, sustained changes in the market price of UMC common stock could impact our financial results. To the extent that the market value of our UMC common stock experiences deterioration for an extended period of time, our operating results could be adversely affected.

Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share and par value amounts)

	December 29, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$37,332	$40,437
Short-term marketable securities	47,731	192,771
Accounts receivable, net	29,293	22,545
Inventories	40,005	38,816
Current portion of foundry advances and investments	27,440	23,714
Prepaid expenses and other current assets	9,745	11,760

Total current assets	191,546	330,043

Foundry advances, investments, and other assets	90,407	109,964
Property and equipment, less accumulated depreciation	43,617	46,696
Long-term marketable securities	44,900	—
Intangible assets, less accumulated amortization	5,815	15,647
Goodwill	—	223,556

	$376,285	$725,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$24,065	$70,442
Accrued payroll obligations	8,913	12,401
Deferred income and allowances on sales to distributors	8,033	6,230
Other current liabilities	40,000	20,480

Total current liabilities	81,011	109,553

Zero Coupon Convertible Subordinated Notes due in 2010	—	89,120
Other long-term liabilities	9,042	15,488

Total liabilities	90,053	214,161

Commitments and contingencies (See “Note 14—Commitments and Contingencies”)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 115,134,000 and 114,526,000 shares issued and outstanding	1,151	1,145
Paid-in capital	611,508	603,273
Accumulated other comprehensive loss	(1,378)	(230)
Retained earnings (accumulated deficit)	(325,049)	(92,443)

	286,232	511,745

	$376,285	$725,906

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Revenue	$228,709	$245,459	$211,060
Costs and expenses:
Cost of products sold	103,157	106,727	95,925
Research and development	82,977	81,968	97,231
Selling, general and administrative	58,485	58,450	57,541
Impairment loss on goodwill	223,556	—	—
Amortization of intangible assets	9,832	10,806	14,392
Restructuring charges	2,372	311	11,936

	480,379	258,262	277,025

Loss from operations	(251,670)	(12,803)	(65,965)

Interest and other income, net:
Interest income	7,814	12,954	8,507
Interest expense	(89)	(56)	(39)
Other income, net	4,815	4,053	8,611

	12,540	16,951	17,079

(Loss) income before provision for income taxes	(239,130)	4,148	(48,886)
Provision for income taxes	686	1,055	233

Net (loss) income	$(239,816)	$3,093	$(49,119)

Basic net (loss) income per share	$(2.09)	$0.03	$(0.43)

Diluted net (loss) income per share	$(2.09)	$0.03	$(0.43)

Shares used in per share calculations:
Basic	114,915	114,188	113,525

Diluted	114,915	115,019	113,525

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except par value)

	Common stock ($.01 par value)		Paid-in	Accumulated other comprehensive	Retained earnings (accumulated
	Shares	Amount	capital	(loss) income	deficit)	Total
Balances, Jan. 1, 2005	113,610	$1,136	$588,403	$1,642	$(48,590)	$542,591
Adjustment to correct beginning Retained earnings (accumulated deficit) (see Note 1)	—	—	—	—	2,173	2,173
Common stock issued in connection with exercise of stock options and ESPP	36	—	92	—	—	92
Unrealized gain on foundry investment, net	—	—	—	2,786	—	—
Unrealized gain on other investments	—	—	—	88	—	—
Previously unrealized gain on foundry investments sold	—	—	—	(4,460)	—	—
Previously unrealized gain on other investments sold	—	—	—	(401)	—	—
Distribution of stock held by deferred stock compensation plan	—	—	4,833	—	—	4,833
Stock-based compensation expense related to acquisitions	—	—	1,817	—	—	1,817
Translation adjustments	—	—	—	(143)	—	—
Net loss for 2005	—	—	—	—	(49,119)	—
Total comprehensive loss	—	—	—	—	—	(51,249)

Balances, Dec. 31, 2005	113,646	1,136	595,145	(488)	(95,536)	500,257
Common stock issued in connection with exercise of stock options and ESPP	880	9	4,261	—	—	4,270
Unrealized gain on foundry investment, net	—	—	—	1,999	—	—
Previously unrealized gain on foundry investments sold	—	—	—	(1,696)	—	—
Stock-based compensation expense related to employee and director stock options and ESPP	—	—	3,593	—	—	3,593
Distribution of stock held by deferred stock compensation plan	—	—	244	—	—	244
Stock-based compensation expense related to acquisitions	—	—	30	—	—	30
Translation adjustments	—	—	—	(45)	—	—
Net income for 2006	—	—	—	—	3,093	—
Total comprehensive income	—	—	—	—	—	3,351

Balances, Dec. 30, 2006	114,526	1,145	603,273	(230)	(92,443)	511,745
Cumulative effect adjustment (see Note 9)	—	—	—	—	7,210	7,210
Common stock issued in connection with exercise of stock options, RSUs and ESPP	608	6	2,728	—	—	2,734
Unrealized loss on foundry investment, net	—	—	—	(998)	—	—
Stock-based compensation expense related to employee and director stock options, RSUs and ESPP	—	—	5,497	—	—	5,497
Distribution of stock held by deferred stock compensation plan	—	—	10	—	—	10
Translation adjustments	—	—	—	(150)	—	—
Net loss for 2007	—	—	—	—	(239,816)	—
Total comprehensive loss	—	—	—	—	—	(240,964)

Balances, Dec. 29, 2007	115,134	$1,151	$611,508	$(1,378)	$(325,049)	$286,232

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Cash flow from operating activities:
Net (loss) income	$(239,816)	$3,093	$(49,119)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,957	27,747	31,677
Impairment charge on goodwill and acquired intellectual property	223,556	—	2,700
Gain on sale of equity securities (principally UMC common stock)	—	(1,560)	(4,710)
Gain on sale of land	(1,604)	—	—
Gain on extinguishment of convertible notes	(2,746)	(2,374)	(4,927)
Stock-based compensation	5,497	3,623	1,817
Changes in assets and liabilities
Accounts receivable, net	(6,748)	1,032	(3,990)
Inventories	(1,189)	(10,235)	10,053
Prepaid expenses and other current assets	(2,426)	(382)	(5,765)
Foundry advances (includes advance credits)	14,609	(58,952)	12,894
Accounts payable and accrued expenses (includes restructuring)	(46,760)	31,359	(8,941)
Accrued payroll obligations	(3,488)	137	(337)
Deferred income and allowances on sales to distributors	1,804	(4,219)	(973)
Other liabilities	3,858	(3,764)	(361)

Net cash used in operating activities	(28,496)	(14,495)	(19,982)

Cash flow from investing activities:
Proceeds from sales or maturities of marketable securities	323,472	257,430	258,196
Purchase of marketable securities	(223,332)	(225,345)	(231,553)
Proceeds from sale of equity securities (principally UMC common stock)	—	13,303	27,464
Proceeds from sale of land	2,249	—	—
Capital expenditures	(11,038)	(13,673)	(11,286)

Net cash provided by investing activities	91,351	31,715	42,821

Cash flow from financing activities:
Extinguishment of convertible notes	(66,551)	(21,618)	(30,182)
Advances of yen line of credit	—	1,653	5,686
Paydown on yen line of credit	(2,143)	(424)	(3,915)
Net proceeds from issuance of common stock	2,734	4,270	92

Net cash used in financing activities	(65,960)	(16,119)	(28,319)

Net (decrease) increase in cash and cash equivalents	(3,105)	1,101	(5,480)
Beginning cash and cash equivalents	40,437	39,336	44,816

Ending cash and cash equivalents	$37,332	$40,437	$39,336

Supplemental disclosures of cash flow information:
Supplemental disclosure of non-cash investing and financing activities:
Unrealized (loss) gain on foundry investments included in Accumulated other comprehensive (loss) income	$(998)	$1,999	$2,786
Distribution of deferred compensation from trust assets	$1,363	$2,720	$2,077

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)—Nature of Operations and Significant Accounting Policies:

Nature of Operations

Lattice Semiconductor Corporation (“Lattice” or “the Company”) designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely-used semiconductor components that can be configured by end customers as specific logic circuits, and thus enable shorter design cycle times and reduced development costs. Our end customers are primarily original equipment manufacturers in the communications, computing, consumer, industrial, automotive, medical and military end markets.

We do not manufacture our own silicon wafers. We maintain strategic relationships with large semiconductor foundries to source our finished silicon wafers in Asia. In addition, all of our assembly operations and most of our test operations are performed by outside suppliers in Asia. We perform certain test operations and reliability and quality assurance processes internally. We have achieved and maintained ISO9001:2000 Quality Management Systems Certification and ISO16949:2002 Quality Systems Certification, and released a full line of PLD products qualified to the AEC-Q100 Reliability Standard.

We place substantial emphasis on new product development. Our product development activities emphasize new proprietary products, enhancement of existing products and process technologies and improvement of software development tools. Product development activities occur in Hillsboro, Oregon; San Jose, California; Downers Grove, Illinois; Bethlehem, Pennsylvania; and Shanghai, China.

Fiscal Reporting Period

We report based on a 52 or 53-week year ending on the Saturday closest to December 31. Our fiscal 2007, 2006 and 2005 were 52-week years and ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. Our fiscal 2008 will be a 53-week year and will end on January 3, 2009. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Lattice Semiconductor Corporation and its subsidiaries, all of which are wholly owned, after the elimination of all significant intercompany balances and transactions. Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year.

Correction of Previously Issued Financial Statements

We determined in the first quarter of fiscal 2007 that at December 30, 2006, the Company’s profit sharing accrual was overstated by $2.2 million related to amounts originally provided for in fiscal 2001. We have corrected the fiscal 2006 and 2005 consolidated financial statements by reducing previously reported Accrued payroll obligations and Retained earnings (accumulated deficit) by the same amount under the provisions for making immaterial corrections outlined in Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” While this error was not material to any previously filed annual consolidated financial statements, management concluded that correcting the error of approximately $2.2 million would be material to its consolidated statements of operations for fiscal year 2007, and accordingly, prior period Accrued payroll obligation and prior period Retained earnings (accumulated deficit) have been restated to record the cumulative compensation expense in this Form 10-K.

Accrued payroll obligation and Retained earnings (accumulated deficit) were adjusted as of December 30, 2006 and December 31, 2005 as follows (in thousands):

	December 30, 2006		December 31, 2005
	As Reported	As Restated	As Reported	As Restated
Accrued payroll obligations	$14,574	$12,401	$14,437	$12,264
Retained earnings (accumulated deficit)	$(94,616)	$(92,443)	$(97,709)	$(95,536)

Cash Equivalents and Marketable Securities

We consider all investments that are readily convertible into cash and have original maturities of three months or less, to be cash equivalents. Marketable securities include all investments that have original maturities of more than three months. We account for our marketable securities as available for sale. The carrying value of marketable securities approximates fair value and no realized or unrealized gains or losses have been incurred. The contractual maturities of available-for-sale debt securities as of December 29, 2007 vary from less than one year to more than ten years. See Note 2 for a discussion of the liquidity attributes of our marketable securities.

Financial Instruments

The carrying value of our financial instruments approximates fair value. We estimate the fair value of Cash and cash equivalents, marketable securities, Accounts receivable, net, other current assets and current liabilities based upon existing interest rates related to such assets and liabilities compared to the current market rates of interest for instruments of similar nature and degree of risk. See Note 11 for a discussion of the fair value of our convertible debt.

Derivative Financial Instruments

At December 29, 2007, December 30, 2006 and December 31, 2005 and for the fiscal years then ended, we had no outstanding derivatives, including foreign exchange contracts for the purchase or sale of foreign currencies. We do not enter into derivative financial instruments for trading purposes.

Foreign Exchange and Translation of Foreign Currencies

A portion of our silicon wafer and other purchases are denominated in Japanese yen and we bill our Japanese customers in yen. We maintain a yen-denominated bank account, and, beginning in August 2004 we began using a yen-denominated line of credit (see Note 7). Gains or losses from foreign exchange rate fluctuations on balances denominated in foreign currencies are reflected in Other income, net. Realized and unrealized gains or losses on foreign currency transactions were not significant for the years presented. We translate accounts denominated in foreign currencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Translation adjustments related to the consolidation of foreign subsidiary financial statements are reflected in Accumulated other comprehensive loss in Stockholders’ equity.

Concentrations of Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. We place our investments primarily through two financial institutions and mitigate the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. Investments consisted primarily of money market instruments, A1 and P1 or better rated auction rate securities, U.S. commercial paper, notes and bonds, “AA” or better rated U. S. municipal notes, U.S. government agency obligations, and certificates of deposit. See Note 2 for a discussion of the liquidity attributes of our marketable securities. Concentrations of credit risk with respect to trade receivables are mitigated by a geographically diverse customer base and our credit and collection process. Accounts receivable are recorded at the invoice amount, do not bear interest, and are shown net of allowances for doubtful accounts of $0.9 million and $0.9 million at December 29, 2007 and December 30, 2006, respectively. We perform credit evaluations for all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

In addition, Foundry advances, investments, and other assets include $107.1 million and $121.8 million, at December 29, 2007 and December 30, 2006, respectively, pursuant to an agreement with Fujitsu Limited (“Fujitsu”) in which we agreed to advance $125.0 million to Fujitsu for future wafer purchases. The repayment obligation of Fujitsu is unsecured. As more fully described in Note 5, we expect to receive payment of this amount in the form of advance credits from Fujitsu, which consist of wafer credits and other services and we may request a refund of unused amount of the advance at December 31, 2008.

Revenue Recognition and Deferred Income

Revenue from sales to customers is generally recognized upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is probable, there are no customer acceptance requirements and no remaining significant obligations. Certain of our sales are made to distributors under agreements providing price protection and rights of return on unsold merchandise. Revenue and cost relating to such distributor sales are deferred until either the product is sold by the distributor or return privileges and price protection rights terminate, at which time related estimated distributor resale revenue, estimated effects of distributor price adjustments, and estimated costs are reflected in income. Our revenue reporting is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We make estimates and apply judgments to reconcile distributors’ reported inventories.

Beginning in fiscal 2006 we entered into arrangements with certain distributors to issue accounts receivable credit adjustments (“distributor advances”) to reduce the distributors’ working capital required to service our end customers. The distributor advances reflect estimated future price discounts and are recorded as a reduction of Deferred income and allowances on sales to distributors. These arrangements are unsecured, bear no interest, are settled on a quarterly basis and are due upon demand. The distributor advances have no impact on revenue recognition and totaled $5.2 million at December 29, 2007.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally three to five years for equipment and software, one to three years for tooling and thirty years for buildings. Accelerated methods of computing depreciation are generally used for income tax purposes. Upon disposal of property and equipment, the accounts are relieved of the costs and related accumulated depreciation and amortization, and resulting gains or losses are reflected in operations.

Leases

We lease office space and classify our leases as either operating or capital lease arrangements in accordance with the criteria of SFAS No. 13, “Accounting for Leases”. Certain of our office space operating leases contain provisions under which monthly rent escalates over time and certain leases may also contain provisions for reimbursement of a specified amount of leasehold improvements. When lease agreements contain escalating rent clauses, we recognize expense on a straight-line basis over the term of the lease. When lease agreements provide allowances for leasehold improvements, we capitalize the leasehold improvement assets and amortize them on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset, and reduce rent expense on a straight-line basis over the term of the lease by the amount of the asset capitalized.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination and is not amortized. We test goodwill annually at our fiscal year-end for impairment and more frequently if events and circumstances indicate that it might be impaired. The impairment test is performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. The first step of the test, used to identify potential impairment, compares the estimated fair value of the reporting unit with the related carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, and impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. We performed an impairment test as of December 29, 2007 and recorded an impairment loss on goodwill of $223.6 million and, as a result, we no longer have Goodwill recorded on our Consolidated Balance Sheet.

Research and Development

Research and development costs are expensed as incurred.

Accounting for Income Taxes

To report income tax expense related to operating results, we record current and deferred income tax assets and liabilities in our Consolidated Balance Sheet. In determining the value of our deferred tax assets, we make estimates of future taxable income. At the end of fiscal years 2007, 2006 and 2005, we have recorded full valuation allowances for all of our U.S. deferred tax assets due to uncertainties regarding their realization. At the end of fiscal years 2007, 2006 and 2005, we have recorded a partial valuation allowance against our foreign deferred tax assets.

Effective December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). We are subject to income taxes in the United States and certain foreign countries. We believe our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For uncertain tax positions where it is more likely than not that a tax benefit will be sustained, we record the greatest amount of tax benefit that has a greater than 50 percent probability of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. For uncertain income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in our financial statements, and we also record in the Provision for income taxes the estimated interest and penalties that would be assessed in relation to the estimated settlement value of uncertain tax provisions.

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

The table below sets out the pro forma amounts of net loss and net loss per share that would have resulted for the year ended December 31, 2005 if the Company had accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted or options may be cancelled in future years (in thousands, except per-share data):

Year Ended December 31, 2005
Net loss as reported	$(49,119)
Add: Stock compensation expense related to acquisitions (attributable to research and development activities) included in reported net loss, net of related tax effects	1,817
Deduct: Total stock-based employee compensation expense, net of estimated forfeitures, determined under fair value based method for all awards, net of related tax effects	(17,439)

Pro forma net loss	$(64,741)

Net loss per share:
Basic and diluted—as reported	$(0.43)
Basic and diluted—pro forma	$(0.57)

Upon the adoption of SFAS No. 123(R) effective January 1, 2006, stock compensation expense related to acquisitions (attributable to research and development activities) and previously classified as part of Amortization of intangible assets has been reclassified to Research and development expense. Such deferred stock compensation attributable to research and development activities was completely recognized as of April 1, 2006. Acquisition related compensation expense was less than $0.1 million and $1.8 million in 2006 and 2005, respectively. Effective January 1, 2006, the Company began recording stock-based compensation expense related to employee and director stock options and the Employee Stock Purchase Plan (“ESPP”) in accordance with “Share Based Payment—a revision of SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”).

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

Net (Loss) Income Per Share

Net (loss) income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method and the “if converted” method for convertible securities. Potentially dilutive securities consist of stock options, restricted stock units (“RSUs”), warrants to purchase common stock and Zero Coupon Convertible Subordinated Notes due in 2010 (“Convertible Notes”).

A reconciliation of basic and diluted net (loss) income per share is presented below (in thousands, except per share data):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Basic and diluted net (loss) income	$(239,816)	$3,093	$(49,119)

Shares used in basic net (loss) income per share	114,915	114,188	113,525
Dilutive effect of stock options and warrants	—	831	—

Shares used in diluted net (loss) income per share	114,915	115,019	113,525

Basic net (loss) income per share	$(2.09)	$0.03	$(0.43)

Diluted net (loss) income per share	$(2.09)	$0.03	$(0.43)

The computation of diluted earnings per share for fiscal years 2007, 2006 and 2005 excludes the effects of stock options, RSUs and warrants aggregating 22.1 million, 20.6 million and 24.4 million shares, respectively, because the effect was antidilutive. Stock options, RSUs and warrants are antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period.

For all periods presented, the effects of Convertible Notes, aggregating 5.1 million, 10.0 million and 12.2 million shares for fiscal years 2007, 2006 and 2005, respectively, are excluded from the computation of diluted earnings per share, as the effect was antidilutive.

Comprehensive (Loss) Income

For fiscal 2007, comprehensive loss consists primarily of net loss of $239.8 million and a $1.0 million unrealized loss on foundry investments. For fiscal 2006, comprehensive income consists primarily of net income of $3.1 million, a $2.0 million unrealized gain on foundry investments, and a $1.7 million recognized gain on sale of foundry investments previously included in Accumulated other comprehensive (loss) income. For fiscal 2005, comprehensive loss consists primarily of net loss of $49.1 million, a $2.8 million unrealized gain on foundry investments, and a $4.5 million recognized gain on sale of foundry investments previously included in Accumulated other comprehensive (loss) income.

Supplemental Cash Flow

Income taxes paid approximated $0.5 million, $0.4 million and $0.1 million in fiscal years 2007, 2006 and 2005, respectively. Interest paid was insignificant for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory and deferred income taxes, and liabilities, such as accrued liabilities (including restructuring charges), income taxes and deferred income and allowances on sales to distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value of certain assets and liabilities, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but may change current practice for certain entities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (“FSP”) SFAS No. 157 (“FSP No. 157-b”), which would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-b partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. 157-b. The application of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008. The application of SFAS No. 159 is not expected to have a material impact on the Company’s financial statements.

(2)—Cash Equivalents and Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (in thousands):

	December 29, 2007	December 30, 2006
Short-term marketable securities:
Due within one year	$20,289	$23,526
Due after one year through five years	7,192	1,260
Due after five years through ten years	5,675	22,845
Due after ten years	14,575	145,140

	47,731	192,771
Long-term marketable securities:
Due after five years through ten years	14,000	—
Due after ten years	22,575	—
No contractual maturity date	8,325	—

	44,900	—

Total marketable securities	$92,631	$192,771

Even though stated maturity dates of certain marketable securities exceed one year beyond the balance sheet dates, all have been classified as current assets, except those auction rate securities experiencing unsuccessful auctions prior to December 29, 2007 and those that experienced unsuccessful auctions subsequent to December 29, 2007. In accordance with Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Current Liabilities,” we view our Short-term marketable securities as available for use in our current operations.

The following table summarizes the composition of our marketable securities (in thousands):

	December 29, 2007	December 30, 2006
Short-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Federally-insured student loans	$8,075	$51,150
Municipal bonds	12,175	70,270
Corporate bonds and commercial paper	—	31,475
Corporate and municipal bonds, notes and commercial paper	19,960	32,350
Market rate investments	7,521	7,526

	47,731	192,771
Long-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Federally-insured student loans	16,875	—
Municipal bonds	5,700	—
Corporate bonds, subject to credit default swap risk	14,000	—
Commercial paper, with put option by AMBAC	8,325	—

	44,900	—

Total marketable securities	$92,631	$192,771

At December 29, 2007 we held $65.2 million in auction rate securities (with investment grades of AAA or AA), which are variable rate debt instruments with long-term stated maturities whose interest rates are reset through a Dutch auction approximately every 28 days. While the auctions have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, a portion of the auction rate securities held by us have experienced multiple failed auctions beginning in October 2007 as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. Our auction rate securities are collateralized by federally insured student loans, municipal bonds, corporate bonds, notes, high grade commercial paper, or bank deposit notes; however, $14.0 million of our long-term auction rate securities are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. A total of $44.9 million of our auction rate securities were part of unsuccessful auctions and as a result, these instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Consolidated Balance Sheet. Of this amount, $22.3 million of the auction rate securities in our portfolio were considered illiquid as of December 29, 2007, and, subsequent to December 29, 2007, an additional $22.6 million of the auction rate securities, all of which are backed by federally insured student loans or municipal bonds, were part of unsuccessful auctions and are thus considered illiquid. The remaining $20.3 million of auction rate securities included in Short-term marketable securities has been called, redeemed, or sold since December 29, 2007, and the proceeds are now being held as cash or cash equivalents. In addition, for $8.3 million of our auction rate securities held in Long-term marketable securities, AMBAC can, under certain circumstances, exercise a put option, which essentially replaces the auction rate security investment with preferred stock of AMBAC. If auction rate securities continue to experience unsuccessful auctions, or if the credit rating of the auction rate security issuer, the third-party insurer of such investments, the issuers of the investments underlying the securities or credit default swaps, or AMBAC deteriorates, we may be required to adjust the carrying value of the auction rate security through an impairment charge. Any of these events could have a materially detrimental effect on our liquidity and results of operations. We have the ability to hold these investments until maturity.

(3)—Inventories (in thousands):

	December 29, 2007	December 30 2006
Work in progress	$28,933	$27,952
Finished goods	11,072	10,864

	$40,005	$38,816

(4)—Property and Equipment (in thousands):

	December 29, 2007	December 30, 2006
Land	$1,456	$2,099
Buildings	27,953	27,929
Computer and test equipment	140,190	145,170
Office furniture and equipment	10,534	10,536
Leasehold and building improvements	14,120	13,809

	194,253	199,543
Accumulated depreciation and amortization	(150,636)	(152,847)

	$43,617	$46,696

Depreciation expense was $13.5 million, $12.4 million and $13.4 million for fiscal years 2007, 2006 and 2005, respectively.

(5)—Foundry Advances, Investments, and Other Assets (in thousands):

	December 29, 2007	December 30, 2006
Foundry advances, investments and other assets	$117,847	$133,678
Less: Current portion of foundry advances and investments	(27,440)	(23,714)

	$90,407	$109,964

On September 10, 2004, we entered into an Advance Payment and Purchase Agreement (the “Fujitsu APP Agreement”) with Fujitsu, pursuant to which we agreed to advance $125.0 million to Fujitsu. The initial two payments of $25.0 million each were made in October 2004 and January 2005, and the third payment of $37.5 million was made in November 2006. The final payment of $37.5 million was accrued and recorded at December 30, 2006 and reported in Accounts payable and accrued expenses on the Consolidated Balance Sheet and the amount was paid in January 2007.

During fiscal 2006, we entered into an amendment (“Amendment #1”) to the Fujitsu APP Agreement. Prior to the Amendment #1, our $125.0 million advance was to be credited against the purchase price of 300mm wafers received from Fujitsu. The Amendment #1 permits us to also credit the advance against the purchase price of 200mm wafers. In fiscal 2007, we entered into an amendment (Amendment #2) to the Fujitsu APP Agreement. The Amendment #2 permits us to also credit the advance against the purchase price of other services (including engineering mask set charges). Collectively, wafer credits and other services are referred to as “advance credits.” The Fujitsu APP Agreement will continue until the full amount of the advance payment has been returned to us in the form of advance credits, subject to the right of either party to terminate the agreement upon the occurrence of certain events. Prior to the Amendment #2, we could request a refund of the unused amount of the advance payment if we had not used all of our wafer credits by December 31, 2007. Pursuant to the Amendment #2, we may request a refund of the unused amount of the advance payment if we have not used all of our advance credits by December 31, 2008. The repayment obligation of Fujitsu is unsecured.

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

During fiscal 2006, we sold 20.7 million shares of UMC common stock for a net gain of $1.6 million, of which a portion was previously recorded as an unrealized gain in Accumulated other comprehensive (loss) income. The basis in shares of UMC stock is determined on an average cost basis. During 2005, we sold 37.5 million shares of UMC common stock for a net gain of $4.3 million which was previously recorded as an unrealized gain in Accumulated other comprehensive (loss) income. If we liquidate our UMC common stock, it is likely that the amount of any future realized gain or loss will be different from the accounting gain or loss reported in prior periods.

The following table summarizes carrying value and gains and losses for our UMC common stock for fiscal years 2007, 2006, and 2005 (in thousands):

Fiscal	Unrealized gain included in other comprehensive (loss) income for the year ended	Realized gain included in other income, net for the year ended	Unrealized loss included in other comprehensive (loss) income for the year ended	Fair market value (carrying value) at the year ended
2007	$—	$—	$(998)	$2,200
2006	$1,999	$1,560	$—	$3,194
2005	$2,786	$4,291	$—	$14,534

It is likely that we will recognize additional gains or losses relating to the UMC common stock in future periods.

(6)—Intangible Assets and Goodwill:

The following tables present details of our total purchased intangible assets (in millions):

December 29, 2007	Gross	Accumulated amortization	Net
Current technology	$273.6	$(269.3)	$4.3
Patents and trademarks	26.8	(26.8)	—
Customer list	17.4	(17.4)	—
Non-compete agreements	14.2	(14.2)	—
Licenses	10.2	(8.7)	1.5
Core technology	7.3	(7.3)	—
Workforce	4.7	(4.7)	—
Backlog	1.4	(1.4)	—

Total	$355.6	$(349.8)	$5.8

December 30, 2006	Gross	Accumulated amortization	Net
Current technology	$273.6	$(262.6)	$11.0
Patents and trademarks	26.8	(26.8)	—
Customer list	17.4	(17.4)	—
Non-compete agreements	14.2	(14.2)	—
Licenses	10.2	(7.2)	3.0
Core technology	7.3	(6.3)	1.0
Workforce	4.7	(4.1)	0.6
Backlog	1.4	(1.4)	—

Total	$355.6	$(340.0)	$15.6

The estimated future amortization expense of purchased intangible assets at December 29, 2007 is as follows (in millions):

Fiscal Year	Amount
2008	$5.6
2009	0.2

$5.8

Amortization of intangible assets is related to our 2002 acquisition of the FPGA business of Agere Systems, Inc. and of Cerdelinx Technologies, Inc. Amortization expense was $9.8 million in fiscal 2007, $10.8 million in 2006 and $14.4 million in 2005. Under the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the remaining useful life and recoverability of equipment and other assets, including intangible assets with definite lives, whenever events or changes in circumstances require us to do so. At December 29, 2007, and at December 30, 2006, we concluded that Intangible assets were not impaired.

At December 29, 2007, the estimated fair value of the company was below book value. Therefore, the Company performed an impairment test on Goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We calculated the impairment loss based on an allocation of the fair value of the Company’s equity to the fair value of the Company’s assets and liabilities in a manner similar to a purchase price allocation in a business combination. Fair value was based on a weighted average sum of the income approach, which used the discounted cash flow method, and the market approach, which used the market capitalization method. In the allocation, goodwill was determined to have no implied fair value, and, as a result, goodwill related to the acquisition of Vantis Corporation on June 15, 1999, the acquisition of Integrated Intellectual Properties, Inc. on March 16, 2001, and the acquisition of the FPGA business of Agere Systems, Inc. on January 18, 2002 totaling $223.6 million was written off and recorded as a non-cash Impairment loss on goodwill. As a result, we no longer have Goodwill recorded on our Consolidated Balance Sheet.

(7)—Yen Based Line of Credit:

On August 11, 2004, we entered into an agreement with a bank under the terms of which we can borrow up to $6.0 million in Japanese yen in a revolving line of credit arrangement. Outstanding borrowings are collateralized by a market rate investment account. Interest on outstanding borrowings is based on the Japanese LIBOR Fixed Rate, and averaged 1.67% for the year ended fiscal 2007. Outstanding borrowing at December 29, 2007 and December 30, 2006 was $3.5 million and $5.3 million, respectively. These amounts are reported in Accounts payable and accrued expenses on the Consolidated Balance Sheet. This arrangement can be terminated at any time by either party.

(8)—Lease Obligations:

Certain of our facilities are leased under operating leases, which expire at various times through 2013. Rental expense under the operating leases was $5.4 million, $5.1 million and $8.6 million for fiscal years 2007, 2006 and 2005, respectively. Future minimum lease commitments at December 29, 2007 are as follows (in thousands):

Fiscal Year	Amount
2008	$6,338
2009	3,336
2010	2,489
2011	2,495
2012	2,154
Later years	2,104

$18,916

Included in these amounts are properties that were vacated as part of our 2005 restructuring plan, or that we plan to vacate as part of our 2007 restructuring plan.

(9)—Income Taxes:

The components of the Provision for income taxes for fiscal years 2007, 2006, and 2005 are presented in the following table (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Current:
Federal	$(107)	$467	$182
State	33	56	60
Foreign	729	559	148

	655	1,082	390

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	31	(27)	(157)

	31	(27)	(157)

Provision for income taxes	$686	$1,055	$233

The Provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences ($ in thousands):

	Year Ended
	December 29, 2007		December 30, 2006		December 31, 2005
	$	%	$	%	$	%
Computed income tax provision (benefit) at the statutory rate	(83,697)	(35)	1,452	35	(17,110)	(35)
Adjustments for tax effects of:
State taxes, net	(3,319)	(1)	1,438	34	(1,444)	(3)
Research and development credits	(1,258)	(1)	(1,146)	(28)	(1,397)	(3)
Foreign taxes	184	—	522	13	271	1
Valuation allowance	77,240	(32)	(5,121)	(123)	17,525	36
Change in certain reserves	43	—	523	12	242	—
Goodwill impairment	8,040	(3)	—	—	—	—
Amortization of intangibles related to acquisitions	583	—	875	21	1,215	2
Stock-based compensation	2,410	(1)	2,641	64	—	—
Other	460	—	(129)	(3)	931	2

Provision for income taxes	686	—	1,055	25	233	—

SFAS No. 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of these assets is more likely than not. We have provided a valuation allowance equal to our net federal and state deferred tax assets due to uncertainties regarding their realization. As of December 29, 2007 the net deferred tax asset relates primarily to foreign jurisdictions where we have concluded it is more likely than not that we will realize the net deferred tax assets in future periods. The net increase (decrease) in the total valuation allowance for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $74,467, ($6,970), and $17,525, respectively.

The components of our net deferred tax assets are as follows (in thousands):

	December 29, 2007	December 30, 2006
Deferred tax assets:
Accrued expenses and reserves	$1,326	$3,307
Inventory	3,560	3,743
Deferred revenue	4,809	5,125
Stock-based and deferred compensation	3,740	4,664
Intangible assets	121,519	63,125
Fixed assets	2,737	2,461
Net operating loss carryforward	113,489	94,053
Tax credit carryforward	17,182	17,126
Other	37	191

	268,399	193,795
Less: valuation allowance	(266,338)	(191,871)

Net deferred tax assets	2,061	1,924

Deferred tax liabilities:
Prepaid expenses	984	587
Other	911	1,130

Total deferred tax liabilities	1,895	1,717

Net deferred tax assets	$166	$207

At December 29, 2007, we have federal net operating carryforwards (pre-tax) of approximately $301.9 million that expire at various dates between 2021 and 2027. We have state net operating loss carryforwards (pre-tax) of approximately $174.5 million that expire at various dates from 2008 through 2027. We also have federal and state credit carryforwards of $26.2 million, $15.0 million of which do not expire, with the remainder expiring at various dates from 2008 through 2027.

Future utilization of federal and state net operating losses and tax credit carryforwards may be limited if cumulative changes to ownership exceed 50% within any three-year period.

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $1.5 million of the undistributed earnings of our Chinese subsidiary. We intend to reinvest these earnings indefinitely in our Chinese subsidiary. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Effective December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). As a result of the December 31, 2006 transition to the FIN No. 48 recognition and measurement requirement for uncertain tax positions, we recognized as a cumulative effect adjustment, a decrease in Other long-term liabilities of $8.6 million, an increase in Accounts payable and accrued expenses of $1.4 million and a reduction in Retained earnings (accumulated deficit) of $7.2 million. At the date of adoption, our unrecognized tax benefits, exclusive of associated interest and penalties, totaled $4.3 million, of which $4.1 million, if recognized, would affect the effective tax rate. At the date of adoption, interest and penalties associated with unrecognized tax benefits were $0.6 million. At December 29, 2007, our unrecognized tax benefits, exclusive of interest and penalties, were $4.9 million, of which $4.8 million, if recognized, would affect the effective tax rate. As of December 29, 2007, interest and penalties associated with unrecognized tax benefits were $0.8 million.

The following table summarizes the changes to unrecognized tax benefits for fiscal 2007 (in thousands):

Unrecognized tax benefit	Amount
Balance at December 31, 2006	$4,308
Additions based on tax positions related to the current year	692
Additions based on tax positions of prior years	368
Reduction for tax positions of prior years	(224)
Settlements	(189)
Reduction as a result of lapse of applicable statute of limitations	(15)

Balance at December 29, 2007	$4,940

At December 29, 2007, it is reasonably possible that $2.4 million of unrecognized tax benefits and associated interest and penalties could significantly change during the next twelve months. The $2.4 million potential charge would represent a decrease in unrecognized tax benefits, comprised of items related to matters currently in IRS appeals, certain federal and state credits and uncertain income tax positions related to foreign tax filings for years no longer subject to examination under expiring statutes of limitations.

The Internal Revenue Service has examined our income tax returns for 2001 and 2002, and issued proposed adjustments of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. We do not agree with these proposed adjustments and are in the appeals process. Although the final resolution of this appeal is uncertain, we believe that adequate amounts have been provided for as unrecognized tax benefits. There is the possibility of either favorable or unfavorable impact on our results of operations in the period in which these matters are effectively settled. We believe that a tentative agreement has been reached with the Internal Revenue Service regarding the treatment of acquisition costs. We will recognize any uncertain tax benefit in the quarter settled.

We are subject to state and local income tax examinations for the years 2001 through 2006. To date, there are no proposed adjustments that are expected to have a material adverse effect on our results of operations. During December 2007, we effectively settled a United Kingdom examination of the 2005 year. The settlement did not have a material adverse effect on our results of operations. We are not currently under examination in any other foreign jurisdictions.

(10)—Restructuring Charges:

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

The following table displays the activity for each major type of cost associated with the 2005 restructuring plan (in thousands):

	Balance, at December 30, 2006	Charged to expense	Paid or settled	Adjustments to reserve	Balance, at December 29, 2007	Cumulative expense through year ended December 30, 2006	Aggregate expense and adjustments
Severance and related costs	$108	$—	$(108)	$—	$—	$6,341	$6,341
Lease loss reserve	1,509	58	(874)	(247)	446	2,397	2,208
Other	143	—	—	(143)	—	3,509	3,366

Total	$1,760	$58	$(982)	$(390)	$446	$12,247	$11,915

Balances at December 29, 2007 and December 30, 2006 include $0.2 million and $1.1 million, respectively, of the lease loss reserve are classified as long-term and included in Other long-term liabilities, as they relate to operating lease commitments accrued as part of restructuring costs, payable after twelve months.

During the third quarter of 2007, we approved and initiated a restructuring plan (“2007 restructuring plan”) to lower operating expenses primarily by reducing headcount. This plan encompassed a reduction in work force, a voluntary separation program for certain employees and the closure of certain leased facilities.

The following table displays the current estimate for each major type of cost associated with the 2007 restructuring plan (in thousands):

	Charged to expense in fiscal 2007	Paid or settled	Balance, at December 29, 2007
Severance and related costs	$2,402	$(2,282)	$119
Lease loss reserve	16	(16)	—
Other	286	(221)	65

Total	$2,703	$(2,519)	$184

On January 31, 2008, Stephen A. Skaggs, President and Chief Executive Officer and the Company entered into an agreement pursuant to which Mr. Skaggs is expected to resign as President and Chief Executive Officer effective not later than May 31, 2008. The Company expects to record approximately $1.0 million in severance related costs on a prorated basis from February 1, 2008 through May 31, 2008. In addition, the terms of Mr. Skaggs’ severance agreement allow for a partial acceleration of vesting of previously awarded stock options. As a result, the Company expects to record a non-cash charge of $0.7 million in the second quarter of fiscal 2008 related to the effects of accelerated vesting. Costs related to Mr. Skaggs’ severance agreement will be charged to restructuring expense.

We will incur a restructuring charge of approximately $1.3 million in the first quarter of fiscal 2008, related to an operating lease commitment for a portion of our facility in San Jose, California.

We cannot be certain as to the actual amount of any remaining restructuring charges or the timing of their recognition for financial reporting purposes.

(11)—Zero Coupon Convertible Subordinated Notes due in 2010:

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

The Convertible Notes are subordinated in right of payment to all of our senior indebtedness, and are structurally subordinated as to the revenues and assets of our subsidiaries and to all debt and other liabilities of our subsidiaries. At December 30, 2007, we had no senior indebtedness and our subsidiaries had $2.7 million of debt and other liabilities outstanding. Issuance costs relative to these Convertible Notes are included in Foundry investments, advances and other assets and aggregated $5.4 million and are being amortized to expense over the lives of the Convertible Notes. Accumulated amortization of these issuance costs was $5.4 million and $5.1 million at December 29, 2007 and December 30, 2006, respectively.

In October 2003, our Board of Directors authorized management to repurchase up to $100.0 million of our Convertible Notes. In November 2006, our Board of Directors authorized management to repurchase up to an additional $20.0 million, and in August 2007, our Board of Directors authorized management to repurchase up to a additional $40.0 million of our Convertible Notes, for an aggregate potential repurchase amount of $160.0 million. During fiscal 2007, we extinguished $69.6 million of these Convertible Notes. We recognized a gain of $2.7 million, net of $0.1 million of unamortized Convertible Note issuance costs and other costs. During fiscal 2006, we extinguished $23.9 million of these Convertible Notes. We recognized a gain of $2.4 million, net of $0.1 million of unamortized Convertible Note issuance costs and other costs. During fiscal 2005, we extinguished $35.5 million of these Convertible Notes. We recognized a gain of $4.9 million, net of $0.4 million of unamortized Convertible Note issuance costs and other costs. Included in Other current liabilities on the Consolidated Balance Sheet at December 29, 2007 is $40.0 million of Convertible Notes, because on July 1, 2008, holders have the option to require us to purchase all or a portion of their Convertible Notes in cash at 100% of the principal amount of the Convertible Notes. Included in Other current liabilities on the Consolidated Balance Sheet at December 30, 2006 are $20.5 million of Convertible Notes that were paid in the first quarter of fiscal 2007.

The fair market value of the Convertible Notes is subject to interest rate risk and market risk due to the convertible feature of the Convertible Notes and the fair market value of the Company’s common stock. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest and market value changes affect the fair market value of the Convertible Notes but do not impact our financial position, cash flows or results of operations. At December 29, 2007 and December 30, 2006, the fair value of the Convertible Notes was $39.0 million and $104.8 million, respectively, based on quoted market prices and recent sales.

(12)—Stockholders’ Equity:

Stock Warrants

Warrants for 119,074, 95,563 and 74,000 shares expired unexercised during fiscal years 2007, 2006 and 2005 respectively, leaving warrants for 551,240 shares unexercised at December 29, 2007, including warrants issued prior to fiscal 2005. These warrants expire at various dates over the next two years and have a weighted average exercise price of $8.19. Expense recorded in conjunction with the vesting of warrants was not material to our Consolidated Financial Statements for fiscal years 2007, 2006 and 2005.

Employee and Director Stock Options, Restricted Stock and ESPP

The Company’s employee stock option plans include principal plans adopted in 1996 and 2001 (“principal option plans”), as well as various stock option plans assumed through acquisitions under which stock options are outstanding. We have authorized an aggregate of 9,000,000 and 17,200,000 shares of common stock for issuance to officers and employees under the 2001 plan and 1996 plan, respectively. The principal option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date. The options generally vest quarterly over a four-year period beginning on the grant date. Options granted under the principal option plans are generally non-qualified stock options but the principal option plans permit some options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The contractual term of options granted prior to January 31, 2006 is generally ten years, while the contractual term of options granted subsequent to January 31, 2006 is generally seven years.

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

In addition, the principal option plans provide for grants of restricted stock units to employees who are not officers. Restricted stock unit grants have replaced option grants as the principal form of equity compensation for non-officer employees who receive equity grants. The restricted stock units granted to employees who are not officers generally vest quarterly over a four-year period beginning on the grant date.

The Company’s director stock option plan, which was amended and approved most recently by our stockholders in May 2007, provides that non-employee members of our Board of Directors receive non-qualified option grants in set amounts and at set times, at option prices equal to the fair market value on the date of grant. An increase of 200,000 shares reserved for issuance under the plan was approved by our stockholders on May 1, 2007. An aggregate of 1,200,000 shares of common stock have been authorized for issuance under the plan. Options granted following a May 2006 amendment vest over a period of three years (for initial grants to new directors), or over a period of up to one year following the completion of vesting of all previously granted director options (for subsequent option grants). Prior to the May 2006 amendment, options granted became exercisable over four years in installments with one-eighth of the option vesting six months after the date of grant and an additional one sixteenth of the option vesting quarterly thereafter, with subsequent option grants vesting over one year beginning upon the complete vesting of earlier grants. The contractual term of all director options is ten years.

The Company’s ESPP, which was amended and approved most recently by our stockholders in May 2007, permits eligible employees to purchase shares of common stock through payroll deductions, not to exceed 10% of an employee’s compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period, but in no event less than the book value per share at the mid-point of each offering period. An aggregate of 5,500,000 shares of common stock have been authorized for issuance under the plan. We have treated the ESPP as a compensatory plan, and recorded compensation expense related to the ESPP of $0.7 million for fiscal 2007.

Stock-Based Compensation

Total stock-based compensation expense was included in the Consolidated Statement of Operations as follows (in thousands):

Line Item:	Year Ended December 29, 2007 (SFAS No. 123(R))	Year Ended December 30, 2006 (SFAS No. 123(R))	Year Ended December 31, 2005 (APB No. 25)
Cost of products sold	$483	$331	$—
Research and development	2,741	1,928	1,817
Selling, general and administrative	2,273	1,364	—

	$5,497	$3,623	$1,817

The tax benefit and the resulting effect on cash flows from operations and financing activities related to stock-based compensation expense was not recognized as we currently provide a full valuation allowance against our deferred tax assets.

SFAS No. 123(R) requires that we recognize compensation expense for only the portion of employee and director options and ESPP rights that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior using a stratified model based on an employee’s position within the Company. If the actual number of forfeitures differs from the number estimated by management, additional adjustments to compensation expense may be required in future periods. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. Beginning January 1, 2006, we are estimating the expected term of stock options based on the simplified method provided for under SAB No. 107. The expected volatility of both stock options and ESPP shares is based on the daily historical volatility of our stock price, measured over the expected life of the option. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that we have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future.

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Employee and Director Stock Options:
Expected volatility	52.6%	58.1%	39.6%
Risk-free interest rate	4.4%	4.9%	4.2%
Expected term (in years)	4.75	4.75	5.13
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan:
Expected volatility	48.0%	34.4%	32.2%
Risk-free interest rate	5.1%	4.9%	4.2%
Expected term (in years)	.50	.50	.50
Dividend yield	0%	0%	0%

At December 29, 2007, there was $8.6 million of total unrecognized compensation cost related to unvested employee and director stock options, which is expected to be recognized over a weighted average period of 2.7 years. Our current practice is to issue new shares to satisfy option exercises. In conjunction with the adoption of SFAS No. 123(R), we changed our method of recognizing the expense of stock-based compensation over the requisite service period from the accelerated approach in accordance with FIN No. 28 to the straight-line method.

Compensation expense for all stock-based compensation awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach, while compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 will be recognized using the straight-line method.

The following table summarizes our stock option activity and related information for the years ended December 30, 2006 and December 29, 2007 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Balance, January 1, 2006	23,926	$7.64
Granted	3,846	5.69
Exercised	(641)	5.01
Forfeited or expired	(5,635)	8.66

Balance, December 30, 2006	21,496	$7.10	5.95	$14,650

Vested and expected to vest at December 30, 2006	19,070	$7.34	5.80	$11,520

Exercisable, December 30, 2006	14,765	$8.00	5.25	$5,443

Balance, December 31, 2006	21,496	$7.10
Granted	1,899	5.25
Exercised	(155)	4.47
Forfeited or expired	(2,841)	7.88

Balance, December 29, 2007	20,399	$6.84	5.12	$35

Vested and expected to vest at December 29, 2007	17,182	$7.16	4.85	$35

Exercisable, December 29, 2007	14,923	$7.46	4.59	$35

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of each fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that day. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for fiscal 2007 and fiscal 2006 was $0.2 million and $0.1 million, respectively. Total fair value of options vested and expensed in fiscal 2007 and fiscal 2006 was $5.0 million and $4.1 million, respectively.

The resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted were $2.61, $3.01 and $1.49 for fiscal years 2007, 2006 and 2005, respectively. The weighted average fair values calculated using the Black-Scholes option pricing model for the ESPP were $1.46, $1.19 and $1.06 for fiscal years 2007, 2006 and 2005, respectively.

At December 29, 2007, a total of 4.4 million shares of our common stock were available for future grants under our stock option plans. Shares subject to stock option grants that expire or are cancelled without delivery of such shares generally become available for reissuance under these plans. At December 29, 2007, a total of 1.0 million shares of our common stock were available for future purchases under our ESPP.

The following table summarizes our RSU activity for the year ended December 29, 2007 (shares in thousands):

	Shares	Weighted average grant date fair value
Balance, December 30, 2006	—	$—
Granted	892	4.47
Vested	(51)	5.03
Forfeited	(59)	4.91

Balance, December 29, 2007	782	$4.40

At December 29, 2007, there was $2.6 million of total unrecognized compensation cost related to unvested Restricted Stock Units. Our current practice is to issue new shares when Restricted Stock Units vest. Compensation expense for Restricted Stock Units is recognized using the straight-line method.

(13)—Employee Benefit Plans:

Profit Sharing Plan

We initiated a profit sharing plan effective April 1, 1990. Under the provisions of this plan, as approved by the Board of Directors, a percentage of our operating income, as defined and calculated at the end of March and September for the prior six-month period, is paid to qualified employees. There was no expense recorded related to the profit sharing plan in fiscal years 2007, 2006 or 2005.

Qualified Investment Plan

In 1990, we adopted a 401(k) plan, which provides participants with an opportunity to accumulate funds for retirement. The plan does not allow investments in the Company’s common stock. The plan allows for the Company to make discretionary matching contributions in cash. The Company made $1.5 million in matching contributions in fiscal 2007, $0.6 million in matching contributions in fiscal 2006 and no matching contributions in fiscal 2005.

Executive Deferred Compensation Plan

We initiated an Executive Deferred Compensation Plan effective August 1997. Under the provisions of this plan, as approved by the Board of Directors, certain senior executives may annually defer up to 75% of their salary and up to 100% of their incentive compensation. The return on deferred funds is based upon the performance of designated mutual funds or our publicly traded common stock. There is no guaranteed return or matching contribution. During fiscal 2007, we paid out $1.4 million of the deferred compensation balance. During fiscal 2006, we paid out $ 3.0 million of the deferred compensation balance. Balances at December 29, 2007 and December 30, 2006 of $3.4 million and $4.4 million, respectively, are reflected in Other long-term liabilities in our accompanying Consolidated Balance Sheet and the related assets are included in Foundry investments, advances and other assets in our accompanying Consolidated Balance Sheet. The deferred compensation amounts are unsecured obligations, but we have made corresponding contributions to a trust fund owned by the Company for the benefit of deferred compensation plan participants. The trust fund invests in mutual funds or our publicly traded common stock in the manner directed by participants pursuant to provisions of the plan. The mutual funds are accounted for as trading securities and are marked to market in our Consolidated Balance Sheet until they are sold.

Executive Variable Compensation Plans

In December 2006, the Compensation Committee of the Board of Directors approved the 2007 Executive Variable Compensation Plan. The Company’s Chief Executive Officer and other members of senior management as nominated by the Chief Executive Officer and approved by the Compensation Committee are eligible to participate in the Executive Variable Compensation Plan. The payout for each participant is based both on Company performance, as measured by achievement of revenue and operating income performance goals approved by the Board prior to the commencement of the plan year, and individual performance. Accrued payroll obligations included $0.0 million under the 2007 plan and $1.4 million under a predecessor plan, the 2006 Executive Bonus Plan, at December 29, 2007 and December 30, 2006, respectively.

(14)—Commitments and Contingencies:

On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (“John”) against Lattice Semiconductor Corporation in the U.S. District Court for the Eastern District of Texas, Marshall Division. John seeks an injunction, unspecified damages, and attorneys’ fees and expenses. The Company filed a request for re-examination of the patent by the United States Patent and Trademark Office (“PTO”), which was granted by the PTO, and the re-examination is in progress. The litigation has been stayed pending the results of the re-examination. Neither the likelihood nor the amount of any potential exposure to the Company is estimable at this time.

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

The Internal Revenue Service has examined our income tax returns for 2001 and 2002, and issued proposed adjustments of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. We do not agree with these proposed adjustments and are in the appeals process. Although the final resolution of this appeal is uncertain, we believe that adequate amounts have been provided for in the uncertain tax benefits. There is the possibility of either favorable or unfavorable impact on our results of operations in the period in which these matters are effectively settled. We believe that a tentative agreement has been reached with the Internal Revenue Service regarding the treatment of acquisition costs. We will recognize any uncertain tax benefit in the quarter settled.

(15)—Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic products. Our revenue by major geographic area was as follows (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
United States	$42,681	$50,055	$48,996
Export revenue:
China	51,765	40,817	27,842
Europe	46,254	56,475	50,235
Japan	30,723	31,685	31,311
Taiwan	25,945	25,870	16,966
Other Asia	23,258	23,510	21,172
Other Americas	8,083	17,047	14,538

Total export revenue	186,028	195,404	162,064

Total revenue	$228,709	$245,459	$211,060

Resale of product through two distributors, Arrow Electronics, Inc. and Avnet Inc., accounted for 13% and 15%, 15% and 16%, and 15% and 11% of total worldwide revenue for fiscal years 2007, 2006 and 2005, respectively. No individual customer accounted for more than 10% of revenue for any of the fiscal years presented. More than 90% of our property and equipment is located in the United States.

(16)—Subsequent Event:

On January 31, 2008, Stephen A. Skaggs, President and Chief Executive Officer and the Company entered into an agreement pursuant to which Mr. Skaggs is expected to resign as President and Chief Executive Officer effective not later than May 31, 2008. The Company expects to record approximately $1.0 million in severance related costs on a prorated basis from February 1, 2008 through May 31, 2008. In addition, the terms of Mr. Skaggs’ severance agreement allow for a partial acceleration of vesting of previously awarded stock options. As a result, the Company expects to record a non-cash charge of $0.7 million in the second quarter of fiscal 2008 related to the effects of accelerated vesting. Costs related to Mr. Skaggs’ severance agreement will be charged to restructuring expense.

Subsequent to December 29, 2007, auction rate securities amounting to $23.4 million, all of which are backed by federally insured student loans or municipal bonds, were part of unsuccessful auctions, thus considered illiquid, and have been classified as Long-term marketable securities. Separately, $20.3 million of auction rate securities were called, redeemed, or sold subsequent to December 29, 2007.

(17)—Quarterly Financial Data (Unaudited):

A summary of the company’s consolidated quarterly results of operations is as follows (in thousands, except per share data):

	2007				2006
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenue	$53,055	$58,304	$59,243	$58,107	$61,832	$63,456	$62,719	$57,452
Gross margin	$29,414	$31,599	$32,650	$31,889	$34,960	$35,692	$35,773	$32,307
Impairment loss on goodwill (1)	$223,556	—	—	—	—	—	—	—
Restructuring charges (adjustment)(2)	$757	$1,718	$27	$(130)	$(7)	$102	$97	$119
Net (loss) income (3)	$(229,525)	$(4,447)	$(1,461)	$(4,383)	$937	$897	$2,066	$(807)
Basic net (loss) income per share	$(1.99)	$(0.04)	$(0.01)	$(0.04)	$.01	$.01	$0.02	$(0.01)
Diluted net (loss) income per share	$(1.99)	$(0.04)	$(0.01)	$(0.04)	$.01	$.01	$0.02	$(0.01)

(1)	Represents write-off of goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

(2)	Represents costs and adjustments incurred under the 2005 restructuring plan, which was implemented in the fourth quarter of fiscal 2005, and the 2007 restructuring plan, which was implemented in the third quarter of 2007. These costs primarily relate to separation packages and costs to vacate space under long-term lease arrangements.

(3)	Includes gains related to the extinguishment of Convertible Notes for the first, second and third quarters of fiscal 2007 and the first, third and fourth quarters of fiscal 2006. Also includes gains on the sale of UMC common stock in the second and fourth quarters of fiscal 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lattice Semiconductor Corporation:

We have audited the accompanying consolidated balance sheet of Lattice Semiconductor Corporation as of December 29, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule at page S-1 as listed in the accompanying index under item 8 for the year ended December 29, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lattice Semiconductor Corporation as of December 29, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lattice Semiconductor Corporation’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 9 to the consolidated financial statements, the Company changed their method of accounting for uncertain tax positions effective January 1, 2007.

/s/KPMG LLP

Portland, Oregon

March 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lattice Semiconductor Corporation:

We have audited Lattice Semiconductor Corporation’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lattice Semiconductor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lattice Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lattice Semiconductor Corporation as of December 29, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Portland, Oregon

March 12, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lattice Semiconductor Corporation

In our opinion, the consolidated balance sheet as of December 30, 2006 and the related consolidated statement of operations and consolidated statement of cash flow for each of the two years in the period ended December 30, 2006 present fairly, in all material respects, the financial position of Lattice Semiconductor Corporation and its subsidiaries at December 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 30, 2006 listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment” as of January 1, 2006 and changed the manner in which it accounts for share-based compensation in fiscal 2006.

/s/ PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

March 8, 2007, except for the paragraph titled “Correction of Previously Issued Financial Statements” included in Note 1 for which the date is March 12, 2008.

Item 9.  Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.

On March 13, 2007 the Audit Committee of our Board of Directors dismissed PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm and on March 13, 2007 engaged KPMG LLP (“KPMG”) as our independent registered public accounting firm to audit our financial statements for the year ended December 29, 2007.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 29, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 29, 2007, the company’s internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s financial statements in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter or fiscal year ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement (the “Proxy Statement”) for the 2008 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we will file not later than 120 days after the end of the fiscal year covered by this report. With the exception of the information expressly incorporated by reference from the Proxy Statement, the Proxy Statement is not to be deemed filed as a part of this report.

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

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our Annual Report on Form 10-K for the year ended December 30, 2006. The procedures by which security holders may recommend nominees to our Board of Directors were described in detail in the information concerning our Nominating and Governance Committee under the caption “Board Meetings and Committees” in our Proxy Statement filed April 5, 2007.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 29, 2007, with respect to shares of our common stock that may be issued under our existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options assumed by us in connection with mergers and acquisitions. Footnote (5) to the table sets forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of December 29, 2007, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

	(A)		(B)	(C)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(share numbers in table are in thousands except per share amounts)
Equity compensation plans approved by security holders(1)	20,503		$6.47	4,858	(2)
Equity compensation plans not approved by security holders	551	(3)	8.19	15	(4)

Total	21,054		$6.51	4,873

(1)	Includes shares of our common stock issuable upon exercise of options from the 1996 Stock Incentive Plan, the 2001 Stock Plan and the 2001 Outside Directors’ Stock Option Plan.

(2)	Includes one thousand shares reserved for issuance under our Employee Stock Purchase Plan.

(3)	Consists of shares of our common stock issuable upon exercise of warrants issued to a vendor as compensation for services. The warrants have an exercise price equal to the closing market price on the date of issue and were earned by the vendor ratably over the one-year service period and have a term of five years. Security holder approval was not required for the issuance of these warrants pursuant to our charter documents and applicable law and regulations.

(4)	Consists of shares of our common stock held for the benefit of certain executives by our executive deferred compensation plan. The plan is funded entirely by participants through deferral of salary, bonus awards or gains on the exercise of stock options. Distributions to participants are made pursuant to elections made by participants in accordance with plan provisions, generally at the time of the election to defer. There have been no company matching contributions to the plan and the assets of the plan remain subject to claims of the company’s general creditors. Security holder approval was not required for establishing and funding the executive deferred compensation plan.

(5)	The table does not include information for the stock options assumed by us in connection with mergers and acquisitions. At December 29, 2007, a total of 679,000 shares of our common stock were issuable upon exercise of those assumed options. The weighted-average exercise price of those assumed options is $10.17 per share.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information contained under the captions entitled “Certain Relationships and Related Transactions” and “Director Independence” in the Proxy Statement is incorporated herein by reference.

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

(3) Exhibits.

Exhibit Number	Description
3.1	The Company’s Restated Certificate of Incorporation filed February 24, 2004 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

3.2	The Company’s Bylaws, as amended and restated as of January 31, 2006 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed February 3, 2006).

4.4	Indenture, dated as of June 20, 2003, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

4.5	Form of Note for the Company’s Zero Coupon Convertible Subordinated Notes (Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

10.23	Advance Production Payment Agreement dated March 17, 1997 among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.23 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005)(1).

10.24*	Lattice Semiconductor Corporation 1996 Stock Incentive Plan, as amended, and Related Form of Option Agreement (Incorporated by reference to Exhibits (d)(1) and (d)(2) to the Company’s Schedule TO filed on February 13, 2003).

10.33*	2001 Outside Directors’ Stock Option Plan, as amended and restated effective May 1, 2007 (Incorporated by reference to the Appendix A filed with the Company’s 2007 Definitive Proxy Statement on Schedule 14A filed on April 5, 2007).

Exhibit Number	Description
10.34*	2001 Stock Plan, as amended, and related Form of Option Agreement (Incorporated by reference to Exhibits (d)(3) and (d)(4) to the Company’s Schedule TO filed on February 13, 2003).

10.35	Intellectual Property Agreement by and between Agere Systems Inc. and Agere Systems Guardian Corporation and Lattice Semiconductor Corporation as Buyer, dated January 18, 2002 (Incorporated by reference to Exhibit 10.35 filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.37*	Lattice Semiconductor Corporation Executive Deferred Compensation Plan, as amended and restated effective as of August 11, 1997 (Incorporated by reference to Exhibit 99.3 filed with the Company’s Registration Statement on Form S-3, as amended, dated October 17, 2002).

10.38*	Amendment No. 1, to the Lattice Semiconductor Corporation Executive Deferred Compensation Plan, as amended, dated November 19, 1999 (Incorporated by reference to Exhibit 99.4 filed with the Company’s Registration Statement on Form S-3, as amended, dated October 17, 2002).

10.39	Registration Rights Agreement, dated as of June 20, 2003, between the Company and the initial purchaser named therein (Incorporated by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

10.41*	Form of Indemnification Agreement executed by each director and executive officer of the Company and certain other officers and employees of the Company and its subsidiaries (Incorporated by reference to Exhibit 10.41 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

10.42	Amendment dated March 25, 2004 to Advance Production Payment Agreement dated March 17, 1997, as amended, among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.42 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004)(1).

10.43	Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004)(1).

10.44*	Employment Agreement between Lattice Semiconductor Corporation and Stephen A. Skaggs dated August 9, 2005 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on August 12, 2005).

10.45*	Compensation Arrangement between Lattice Semiconductor Corporation and Patrick S. Jones, Chairman of the Board of Directors (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on August 12, 2005).

10.46*	Employment Agreement between Lattice Semiconductor Corporation and Jan Johannessen dated November 1, 2005 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.47*	Employment Agreement between Lattice Semiconductor Corporation and Martin R. Baker dated November 1, 2005 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.48*	Employment Agreement between Lattice Semiconductor Corporation and Stephen M. Donovan dated November 1, 2005 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.50*	Compensation Arrangement between Lattice Semiconductor Corporation and Chairpersons for Committees of the Board of Directors (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.51 *	Form of Amendment to Stock Option Agreements for 1996 Stock Incentive Plan, as amended, and 2001 Stock Plan, as amended (Incorporated by reference to Exhibit 99.3 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.52 *	2006 Executive Bonus Plan (Incorporated by reference to Exhibit 99.4 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.53	Addendum dated March 22, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.53 filed with the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006).

10.54	Addendum No. 2 dated effective October 1, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.54 filed with the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006)(1).

10.55 *	2007 Executive Variable Compensation Plan, as amended (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 7, 2006, as amended as described in the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.56 *	Form of Notice of Grant of Restricted Stock Units to Executive Officer (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.57 *	2008 Executive Variable Compensation Plan, as amended (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 7, 2007).

10.58 *	Letter Agreement between Lattice Semiconductor Corporation and Stephen A. Skaggs dated January 31, 2008.

14.1	Standards of Ethics and Conduct (Incorporated by reference to Exhibit 14.1 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

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

Date: March 12, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date
/s/ STEPHEN A. SKAGGS Stephen A. Skaggs	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2008

/s/ JAN JOHANNESSEN Jan Johannessen	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2008

/s/ DAVID E. CORESON David E. Coreson	Director	March 7, 2008

/s/ DANIEL S. HAUER Daniel S. Hauer	Director	March 7, 2008

/s/ PATRICK S. JONES Patrick S. Jones	Director	March 7, 2008

/s/ BALAJI KRISHNAMURTHY Balaji Krishnamurthy	Director	March 7, 2008

/s/ W. RICHARD MARZ W. Richard Marz	Director	March 7, 2008

Signature	Title	Date
/S/ HARRY A. MERLO Harry A. Merlo	Director	March 7, 2008

/S/ GERHARD H. PARKER Gerhard H. Parker	Director	March 7, 2008

Schedule II

LATTICE SEMICONDUCTOR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Write-offs, net of recoveries	Balance at end of period
Fiscal year ended December 29, 2007:
Allowance for deferred taxes	$191,871	$76,681	$(2,214)	$—	$266,338
Allowance for doubtful accounts	877	—	—	(5)	872

	$192,748	$76,681	$(2,214)	$(5)	$267,210

Fiscal year ended December 30, 2006:
Allowance for deferred taxes	$198,841	$(6,970)	$—	$—	$191,871
Allowance for doubtful accounts	939	(62)	—	—	877

	$199,780	$(7,032)	$—	$—	$192,748

Fiscal year ended December 31, 2005:
Allowance for deferred taxes	$181,316	$17,525	$—	$—	$198,841
Allowance for doubtful accounts	939	—	—	—	939

	$182,255	17,525	$—	$—	$199,780

(1) Primarily related to a Retained earnings accumulated (deficit) adjustment for the excess 401(k) accrual and the impact of the adoption of FIN No.48.

S-1