Form 10-Q
period 2008-03-29
LATTICE SEMICONDUCTOR CORP
filed 2008-05-07
CIK 855658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of May 2, 2008           115,159,483

The information contained in this Form 10-Q is as of May 7, 2008. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2007.

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include overall semiconductor market conditions, market acceptance and demand for our new products, our dependencies on our silicon wafer suppliers, the impact of competitive products and pricing, technological and product development risks, the transition to a new Chief Executive Officer, and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), including but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this report. You should not unduly rely on forward-looking statements because our actual results could materially differ from those expressed in any forward-looking statements made by us. Further, any forward-looking statement applies only as of the date on which it is made. We are not required to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Revenue	$56,604	$58,107
Costs and expenses:
Cost of products sold	25,160	26,218
Research and development	17,668	22,008
Selling, general and administrative	14,999	14,566
Amortization of intangible assets	1,481	2,667
Restructuring	1,790	(130)

	61,098	65,329

Loss from operations	(4,494)	(7,222)
Interest and other income, net:
Interest income	1,567	2,201
Interest expense	(15)	(22)
Other (expense) income, net	(219)	829

	1,333	3,008

Loss before provision for income taxes	(3,161)	(4,214)
Provision for income taxes	93	169

Net loss	$(3,254)	$(4,383)

Basic net loss per share	$(0.03)	$(0.04)

Diluted net loss per share	$(0.03)	$(0.04)

Shares used in per share calculations:
Basic	115,146	114,688

Diluted	115,146	114,688

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share and par value data)

(unaudited)

	March 29, 2008	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$70,064	$37,332
Short-term marketable securities	17,674	47,731
Accounts receivable, net	28,916	29,293
Inventories	39,252	40,005
Current portion of foundry advances and investments	31,077	27,440
Prepaid expenses and other current assets	7,660	9,745

Total current assets	194,643	191,546

Foundry advances, investments, and other assets	80,018	90,407
Property and equipment, less accumulated depreciation	43,575	43,617
Long-term marketable securities	36,971	44,900
Intangible assets, less accumulated amortization	4,334	5,815

Total assets	$359,541	$376,285

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,779	$24,065
Accrued payroll obligations	6,647	8,913
Deferred income and allowances on sales to distributors	7,114	8,033
Zero Coupon Convertible Subordinated Notes due in 2010	40,000	40,000

Total current liabilities	75,540	81,011

Other long-term liabilities	7,358	9,042

Total liabilities	82,898	90,053

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 115,157,000 and 115,134,000 shares issued and outstanding	1,152	1,151
Paid-in capital	612,893	611,508
Accumulated other comprehensive loss	(9,099)	(1,378)
Accumulated deficit	(328,303)	(325,049)

Total stockholders’ equity	276,643	286,232

Total liabilities and stockholders’ equity	$359,541	$376,285

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(3,254)	$(4,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,448	7,099
Gain on extinguishment of convertible notes	—	(653)
Stock-based compensation	1,368	1,389
Changes in assets and liabilities:
Accounts receivable, net	377	(6,114)
Inventories	753	(1,495)
Prepaid expenses and other current assets	1,745	1,995
Foundry advances (includes advance credits)	5,062	2,268
Accounts payable and accrued expenses (includes restructuring)	(1,197)	(39,804)
Accrued payroll obligations	(2,266)	(2,868)
Deferred income and allowances on sales to distributors	(920)	1,318
Other liabilities	(216)	22

Net cash provided by (used in) operating activities	6,900	(41,226)

Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	46,980	105,480
Purchase of marketable securities	(16,806)	(48,256)
Capital expenditures	(3,207)	(3,915)

Net cash provided by investing activities	26,967	53,309

Cash flows from financing activities:
Extinguishment of Zero Coupon Convertible Subordinated Notes	—	(19,575)
Paydown on yen line of credit	(1,136)	—
Net proceeds from issuance of common stock	1	1,164

Net cash used in financing activities	(1,135)	(18,411)

Net increase (decrease) in cash and cash equivalents	32,732	(6,328)
Beginning cash and cash equivalents	37,332	40,437

Ending cash and cash equivalents	$70,064	$34,109

Supplemental disclosures of non-cash investing and financing activities:
Unrealized loss on assets measured at fair value, net, included in Accumulated other comprehensive loss	$(7,806)	$(249)
Distribution of deferred compensation from trust assets	$1,208	$1,274

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies:

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared by Lattice Semiconductor Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in our opinion include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2007.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Estimates of fair value are made in accordance with the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). Actual results could differ from these estimates.

We report based on a 52 or 53-week year ending on the Saturday closest to December 31. Our first quarter of fiscal 2008 and 2007 ended on March 29, 2008 and March 31, 2007, respectively, and our fourth quarter of fiscal 2007 ended on December 29, 2007. All references to quarterly or three months financial results are references to the results for the relevant fiscal period.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The application of SFAS No. 141(R) is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The application of SFAS No. 160 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The application of SFAS No. 161 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

The computation of basic and diluted earnings per share for the quarters ended March 29, 2008 and March 31, 2007 excludes the effects of stock options, non-vested RSUs, and warrants aggregating 21.7 million and 22.2 million shares, respectively, because the effect was antidilutive. Stock options, non-vested RSUs and warrants are antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when there is a loss for the period.

For the quarters ended March 29, 2008 and March 31, 2007, shares underlying the Convertible Notes, aggregating 3.3 million and 8.1 million shares, respectively, are excluded from the computation of basic and diluted earnings per share, as the effect was antidilutive.

Note 3 — Cash Equivalents and Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	March 29, 2008	December 29, 2007
Short-term marketable securities:
Due within one year	$15,658	$20,289
Due after one year through five years	2,016	7,192
Due after five years through ten years	—	5,675
Due after ten years	—	14,575

	17,674	47,731

Long-term marketable securities:
Due after five years through ten years	9,700	14,000
Due after ten years	21,444	22,575
No contractual maturity date	5,827	8,325

	36,971	44,900

Total marketable securities	$54,645	$92,631

Even though stated maturity dates of certain marketable securities exceed one year beyond the balance sheet dates, all have been classified as current assets, except those auction rate securities experiencing unsuccessful auctions as of March 29, 2008 and December 29, 2007, respectively. In accordance with Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Current Liabilities,” we view our Short-term marketable securities as available for use in our current operations. The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	March 29, 2008	December 29, 2007
Short-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Federally-insured student loans	$—	$8,075
Municipal bonds	—	12,175
Corporate and municipal bonds, notes and commercial paper	10,144	19,960
Market rate investments	7,530	7,521

	17,674	47,731

Long-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Federally-insured student loans	15,744	16,875
Municipal bonds	5,700	5,700
Corporate bonds, subject to credit default swap risk	9,700	14,000
Commercial paper, with put option by AMBAC	5,827	8,325

	36,971	44,900

Total marketable securities	$54,645	$92,631

At March 29, 2008 and December 29, 2007, we held auction rate securities that were considered illiquid with a face value of $44.9 million with investment grades of AAA or AA. Auction rate securities are variable rate debt instruments with long-term stated maturities whose interest rates are reset through a Dutch auction approximately every 28 days. While the auctions have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, these auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheet. Based on market conditions which the Company has assessed as temporary at this time, the decline in fair value is recorded as an unrealized loss to Accumulated other comprehensive loss of $7.9 million to reflect our estimate of the fair value of these instruments. (In addition the Company recorded a $0.1 million unrealized gain on certain Short-term marketable securities, which we typically hold until maturity date). Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If the Company were to determine in the future that any valuation adjustments are other than temporary, it could have a materially detrimental impact on our operating results, as we would record an impairment charge to income.

Our auction rate securities are collateralized by federally-insured student loans, municipal bonds, corporate bonds, notes, high grade commercial paper, or bank deposit notes, though $14.0 million (face value) of our long-term auction rate securities are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, for $8.3 million (face value) of our auction rate securities held in Long-term marketable securities, Ambac Assurance Corporation (“AMBAC”, the issuer) can exercise a put option, which essentially replaces the auction rate security investment with preferred stock of AMBAC. If auction rate securities continue to experience unsuccessful auctions, or if the credit quality of the auction rate securities, auction rate securities issuers, the third-party insurer of such investments, the issuers of the investments underlying the securities or credit default swaps, deteriorates, we may be required to adjust the carrying value of the auction rate securities through an other than temporary charge to income. Any of these events could have a materially detrimental effect on our liquidity and results of operations.

Note 4 – Fair Value of Financial Instruments:

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and enhances disclosure requirements for fair value measurements. The Company has adopted the provisions of SFAS No. 157 as of December 30, 2007 for financial instruments. Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets for similar assets or liabilities that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of March 29, 2008, the Company held certain assets and liabilities that are measured at fair value on a recurring basis. These include marketable securities (see Note 3), and foundry investments (see Note 7).

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 were as follows (in thousands):

		Fair value measurements as of March 29, 2008
	Fair value, at December 29, 2007	Fair value adjustment	Total	Level 1	Level 2	Level 3
Long-term marketable securities	$44,900	$(7,929)	$36,971	$—	$—	$36,971
Short-term marketable securities	17,558	116	17,674	17,674	—	—
Current portion of foundry advances and investments	2,200	7	2,207	2,207	—	—

Total assets measured at fair value	$64,658	$(7,806)	$56,852	$19,881	$—	$36,971

For our Level 1 assets we utilized quoted prices in active markets for identical assets. For our Level 3 assets we developed assumptions based on industry consensus of treatment, which includes access to broker provided inputs.

Based on market conditions, we have recorded to Accumulated other comprehensive loss an unrealized loss of $7.9 million to Long-term marketable securities, an unrealized gain of $0.1 million to Short-term marketable securities, and an unrealized gain of less than $0.1 million to foundry investments to reflect our estimate of the fair value of these instruments. The Company believes declines in auction rate security fair values to be temporary as it has the ability and intent to hold these investments until they are sold or are called by the issuer at par. For the first quarters of fiscal 2008 and 2007 there was no realized gain or loss on marketable securities or foundry investments.

Note 5 — Inventories (in thousands):

	March 29, 2008	December 29, 2007
Work in progress	$30,778	$28,933
Finished goods	8,474	11,072

	$39,252	$40,005

Note 6 — Changes in Stockholders’ Equity (in thousands):

	Common stock	Paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balances, December 29, 2007	$1,151	$611,508	$(1,378)	$(325,049)	$286,232
Common stock issued in connection with exercise of stock options and ESPP and net vested RSUs	1	(35)	—	—	(34)
Unrealized loss on assets measured at fair value, net (see Note 4)	—	—	(7,806)	—	(7,806)
Stock-based compensation expense related to stock options, ESPP and RSUs	—	1,368	—	—	1,368
Distribution of stock held by deferred stock compensation plan	—	52	—	—	52
Translation adjustments	—	—	85	—	85
Net loss for quarter ended March 29, 2008	—	—	—	(3,254)	(3,254)

Balances, March 29, 2008	$1,152	$612,893	$(9,099)	$(328,303)	$276,643

Total comprehensive loss for the first quarter of fiscal 2008 was approximately $11.0 million and is substantially comprised of a net loss from operations of $3.3 million and an unrealized loss on Long-term marketable securities of $7.9 million.

Note 7 — Foundry Advances, Investments and Other Assets (in thousands):

	March 29, 2008	December 29, 2007
Foundry advances, investments and other assets	$111,095	$117,847
Less: Current portion of foundry advances and investments	(31,077)	(27,440)

	$80,018	$90,407

At March 29, 2008, we owned approximately 3.6 million shares of the common stock of United Microelectronics Corporation (“UMC”), a public Taiwanese company. The fair value (see Note 4) of such common stock was $2.2 million at March 29, 2008 and December 29, 2007, based on market conditions that the Company has assessed as temporary, and is included in Current portion of foundry advances and investments. The cost basis of our UMC common stock is $2.9 million, and $0.7 million is included in Accumulated other comprehensive loss. If we were to liquidate our UMC common stock, it is likely that the amount of any future realized gain or loss would be different from the unrealized loss reported in Accumulated other comprehensive loss.

Note 8 — Intangible Assets (in millions):

March 29, 2008	Gross	Accumulated amortization	Net
Current technology	$273.6	$(270.4)	$3.2
Licenses	10.2	(9.1)	1.1

Total	$283.8	$(279.5)	$4.3

December 29, 2007	Gross	Accumulated amortization	Net
Current technology	$273.6	$(269.3)	$4.3
Licenses	10.2	(8.7)	1.5

Total	$283.8	$(278.0)	$5.8

At March 29, 2008 we had net purchased intangible assets related to current technology and licenses of approximately $3.2 million and $1.1 million, respectively, which will be fully amortized by the first quarter of 2009.

Note 9 — Income Taxes:

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2000.

The Internal Revenue Service has examined our income tax returns for 2001 and 2002, and has issued proposed adjustments of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. Although we do not agree with the proposed adjustment related to the prepaid expense matter, we believe that we have reached a tentative agreement concerning the acquisition costs. During the three months ended March 29, 2008, we made a payment of $0.3 million related to this tentative agreement. Although the final resolution of this appeal is uncertain, we believe that adequate amounts have been provided for as unrecognized tax benefits. There is the possibility of either favorable or unfavorable impact on our results of operations in the period in which these matters are effectively settled. We will recognize any uncertain tax benefit in the quarter settled.

We are subject to state and local income tax examinations for the years 2001 through 2003. To date, there are no proposed adjustments that are expected to have a material adverse effect on our results of operations. We are not currently under examination in any foreign jurisdictions.

At March 29, 2008, it is reasonably possible that $2.1 million of unrecognized tax benefits and associated interest and penalties could significantly change during the next twelve months. The $2.1 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to matters currently in IRS appeals, certain federal and state credits and uncertain income tax positions related to foreign tax filings for years no longer subject to examination under expiring statutes of limitations.

Note 10 — Restructuring:

During the third quarter of 2007, we approved and initiated a restructuring plan (“2007 restructuring plan”) to lower operating expenses primarily by reducing headcount. This plan encompassed a reduction in work force, a voluntary separation program for certain employees and the closure of certain leased facilities.

The following table displays the activity for each major type of cost associated with the 2007 restructuring plan (in thousands):

	Balance, at December 29, 2007	Charged to expense	Paid or settled	Adjustments to reserve	Balance, at March 29, 2008	Aggregate expense and adjustments at March 29, 2008
Severance and related costs	$119	$477	$(49)	$(4)	$543	$2,874
Lease loss reserve	—	1,298	(73)	—	1,225	1,314
Other	65	16	(23)	(2)	56	301

Total	$184	$1,791	$(145)	$(6)	$1,824	$4,489

Included in our Condensed Consolidated Statement of Operations and reported as Restructuring charges for the three months ended March 29, 2008 is a net charge to operating expenses of $1.8 million. This amount is comprised primarily of $1.3 million related to future lease payments associated with the vacated facility in San Jose, California and $0.5 million in severance costs related to the expected resignation of our President and Chief Executive Officer announced on February 1, 2008. The above restructuring accruals at March 29, 2008 are based on estimates that are subject to change. Variance from these estimates could alter our ability to achieve anticipated expense reductions in the planned timeframe and modify our expected cash outflows and working capital. In the second quarter of fiscal year 2008, we expect to incur an additional $0.9 million in restructuring charges relating to the expected resignation of our President and Chief Executive Officer, of which $0.3 million is a non-cash charge related to the accelerated vesting of stock options.

In addition to the amounts recorded for the 2007 Restructuring Plan, at March 29, 2008 the Condensed Consolidated Balance Sheet included $0.4 million related to operating lease commitments accrued as remaining costs under provisions of a restructuring plan initiated and completed during the fourth quarter of 2005 (“2005 restructuring plan”) to reduce operating expenses. From the period beginning with the fourth quarter of 2005 through the first quarter of 2008, the aggregate expense under the 2005 restructuring plan is $11.9 million.

Note 11 —Zero Coupon Convertible Subordinated Notes due in 2010:

On June 20, 2003, we issued $200.0 million in Convertible Notes. In October 2003, our Board of Directors authorized management to repurchase up to $100.0 million of our Convertible Notes. In November 2006, our Board of Directors authorized management to repurchase up to an additional $20.0 million, and in August 2007, our Board of Directors authorized management to repurchase up to an additional $40.0 million of our Convertible Notes, for an aggregate potential repurchase amount of $160.0 million. The Company repurchased a total of $160.0 million in Convertible Notes from 2003 through 2007. At March 29, 2008 and December 29, 2007, $40.0 million of Convertible Notes is classified as current, because on July 1, 2008, holders have the option to require us to purchase all or a portion of their Convertible Notes in cash at 100% of the principal amount of the Convertible Notes.

Note 12 — Stock-Based Compensation:

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

	Three Months Ended
Line Item:	March 29, 2008	March 31, 2007
Cost of products sold	$114	$130
Research and development	696	703
Selling, general and administrative	558	556

	$1,368	$1,389

Note 13 — Legal Matters:

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

We are also exposed to certain other asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity or our financial results.

Note 14 — Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area was as follows (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
United States:	$9,815	$11,348
Export revenue:
China	13,702	11,214
Europe	12,506	13,008
Japan	8,681	8,400
Taiwan	5,458	6,755
Other Asia	4,074	5,293
Other Americas	2,368	2,089

Total export revenue	46,789	46,759

Total revenue	$56,604	$58,107

Resale of product through our two largest distributors, Arrow Electronics, Inc. and Avnet, Inc., accounted for approximately 13% and 14%, respectively, of revenue in the first quarter of fiscal 2008, and 10% and 8%, respectively, of revenue for the first quarter of fiscal 2007. More than 90% of our property and equipment is located in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Lattice Semiconductor Corporation (the “Company”) designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by the end customer as specific logic circuits, and thus enable shorter design cycle times and reduced development costs. Within the programmable logic market there are two main segments; field programmable gate arrays (“FPGAs”) and programmable logic devices (“PLDs”), each representing a distinct silicon architectural approach. Products based on the two alternative programmable logic architectures are generally optimal for different types of logic functions, although many logic functions can be implemented using either architecture. We believe that a substantial portion of programmable logic customers utilize both FPGA and PLD architectures. Our end customers are primarily original equipment manufacturers in the communications, computing, consumer, industrial, automotive, medical and military end markets.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the three months ended March 29, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory and deferred income taxes and liabilities, such as accrued liabilities, income taxes and deferred income and allowances on sales to certain distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Fair value estimates are made in accordance with the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). Actual results could differ from those estimates.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The application of SFAS No. 141 (R) is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The application of SFAS No. 160 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The application of SFAS No. 161 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Results of Operations

Revenue

Key elements of our Condensed Consolidated Statement of Operations (dollars in thousands), and expressed as a percentage of revenues, were as follows:

	Three Months Ended
	March 29, 2008		March 31, 2007
Revenue	$56,604	100.0%	$58,107	100.0%
Gross margin	31,444	55.6	31,889	54.9
Research and development	17,668	31.2	22,008	37.9
Selling, general and administrative	14,999	26.5	14,566	25.0
Amortization of intangible assets	1,481	2.6	2,667	4.6
Restructuring charges	1,790	3.2	(130)	(0.2)

Loss from operations	$(4,494)	(7.9)%	$(7,222)	(12.4	) %

Revenue for the first quarter of fiscal 2008 decreased to $56.6 million compared to $58.1 million for the first quarter of fiscal 2007. The decrease is primarily due to a reduction in revenue from Mature products, partially offset by an increase in total revenue from New products.

The communications end market accounted for approximately 54% and 45% of our revenue for the quarters ended March 29, 2008 and March 31, 2007, respectively. Accordingly, a significant portion of our revenue is dependent on the health of this end market. The communications end market slowly improved in the first half of 2007 and after weakening in the later part of 2007, experienced an improvement in the first quarter of fiscal 2008.

Revenue by Product Line

From a product line viewpoint, in the first quarter of fiscal 2008, there was a 23% increase in FPGA units sold partially offset by a decline in average selling price compared to the first quarter of fiscal 2007. This increase was primarily driven by increases in New FPGA products sold. PLD units sold decreased in the first quarter of fiscal 2008 by 19% compared to the first quarter of fiscal 2007. The decrease in PLD revenue for the first quarter ended March 29, 2008 was due to this decline in units sold partially offset by an increase in average selling price caused by varying product mix.

The composition of our revenue by product line for the first quarter of fiscal 2008 and 2007 was as follows (dollars in thousands):

	Three Months Ended
	March 29, 2008		March 31, 2007
FPGA	$13,691	24%	$11,850	20%
PLD	42,913	76	46,257	80

Total revenue	$56,604	100%	$58,107	100%

Revenue by Product Classification

Revenue for New products increased 133% for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, as a result of increased unit sales partially offset by a decrease in average selling price. Mainstream products decreased two percent for the first quarter primarily due to a decline in unit sales partially offset by an increase in average selling price caused by varying product mix. Mature product revenue decreased 29% for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 primarily as a result of decreased unit sales. Among other things, future revenue growth is dependent on overall economic conditions for our industry and market acceptance of our New products as well as continued demand for our Mature and Mainstream products.

The composition of our revenue by product classification for the first quarter of fiscal 2008 and 2007 was as follows (dollars in thousands):

	Three Months Ended
	March 29, 2008		March 31, 2007
New*	$11,218	20%	$4,813	8%
Mainstream*	27,153	48	27,768	48
Mature*	18,233	32	25,526	44

Total revenue	$56,604	100%	$58,107	100%

*	Product Classification:

New:	LatticeXP2, LatticeSC, LatticeECP2/M, LatticeECP, LatticeXP, MachXO, Power Manager, ispClock

Mainstream:	FPSC, ispXPLD, ispGDX2, ispMACH 4/LV, ispGDX/V, ispMACH 4000/Z, ispXPGA, Software and IP

Mature:	ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-Volt CPLDs, all SPLDs

Revenue by Geography

Export revenue as a percentage of total revenue was 83% for the first quarter of fiscal 2008 compared to 80% for the first quarter of 2007. Export revenue as a percentage of overall revenue increased due to relatively more favorable business conditions in Asia and a continuing trend towards outsourcing of manufacturing by North American and European customers.

The composition of our revenue by geographic location of our direct and indirect customers is as follows (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
United States:	$9,815	$11,348
Export revenue:
China	13,702	11,214
Europe	12,506	13,008
Japan	8,681	8,400
Taiwan	5,458	6,755
Other Asia	4,074	5,293
Other Americas	2,368	2,089

Total export revenue	46,789	46,759

Total revenue	$56,604	$58,107

Gross Margin and Operating Expenses

Our gross margin percentage increased to 55.6% in the first quarter of fiscal 2008 from 54.9% in the first quarter of fiscal 2007. The increase in gross margin was primarily attributable to product mix, and a charge to Cost of products sold to write down inventory associated with a last-time buy program to obsolete certain Mature products in the first quarter of fiscal 2007, which did not occur in the first quarter of fiscal 2008.

Research and development expense decreased to $17.7 million in the first quarter of 2008 compared to $22.0 million in the first quarter of 2007, primarily as a result of a decrease in mask and wafer costs and reduced headcount resulting from the 2007 restructuring plan. We believe that a continued commitment to research and development is essential in order to provide innovative new product offerings and maintain competitiveness in our industry, and therefore we expect to continue to make significant future investments in engineering mask and wafer costs.

Selling, general and administrative expenses increased to $15.0 million in the first quarter of 2008 compared to $14.6 million in the first quarter of 2007 primarily as a result of the $0.9 million reversal of an accrual for legal expenses in the first quarter of fiscal 2007.

Amortization of intangible assets was $1.5 million for the first quarter of fiscal 2008 compared to $2.7 million in the first quarter of fiscal 2007. Intangible assets related to the acquisition of Cerdelinx Technologies, Inc. became fully amortized as of September 29, 2007. Amortization charges are expected to be eliminated after the first quarter of 2009.

Restructuring activity relates primarily to the restructuring plan implemented during the third quarter of fiscal 2007. Included in our Condensed Consolidated Statement of Operations and reported as Restructuring for the first fiscal quarter of 2008 is a net charge of $1.8 million. This amount is comprised primarily of $1.3 million related to future lease payments associated with the vacated facility in San Jose, California and $0.5 million in severance costs related to the resignation of our President and Chief Executive Officer announced on February 1, 2008. In the second quarter of fiscal year 2008, we expect to incur an additional $0.9 million in restructuring charges, of which $0.3 million is a non-cash charge related to the accelerated vesting of stock options. Such amounts relate to the expected May 31, 2008 resignation of the Company’s President and Chief Executive Officer.

Interest and other income, net

Interest and other income, net was $1.3 million in the first quarter of fiscal 2008 and included interest on marketable securities and cash equivalents of $1.6 million. Interest and other income, net, was $3.0 million in the first quarter of 2007 and included a gain on the extinguishment of Zero Coupon Convertible Subordinated Notes due in 2010 (“Convertible Notes”) of $0.7 million and interest on marketable securities and cash equivalents of $2.2 million. The decrease in interest income is the result of a reduction in the average invested balances in Marketable securities and declining interest rates for the periods presented.

Provision for income taxes

We are paying foreign income taxes, which are reflected in the Provision for income taxes in the Condensed Consolidated Statement of Operations and are primarily related to the cost of operating an offshore research and development subsidiary and sales subsidiaries. We are not currently paying federal income taxes and do not expect to pay such taxes until the benefits of our tax net operating losses are fully utilized. We expect to pay a nominal amount of state income tax. We also accrue interest and penalties related to unrecognized tax benefits in the Provision for income taxes. See Note 9 to the Condensed Consolidated Financial Statements in Item 1.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash) (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Net cash provided by (used in) operating activities	$6,900	$(41,226)
Net cash provided by investing activities	26,967	53,309
Net cash used in financing activities	(1,135)	(18,411)

Net increase (decrease) in cash and cash equivalents	$32,732	$(6,328)

Operating Activities

Net cash provided by operating activities was $6.9 million in the first quarter of fiscal 2008, compared to cash used in operating activities of $41.2 million in the first quarter of 2007, primarily as a result of a $37.5 million advance payment made to Fujitsu Limited (“Fujitsu”) in the first quarter of fiscal 2007, while no payment was made in the first quarter of fiscal 2008, and increased usage of Fujitsu advance credits in the first quarter of 2008. Also, there was little change in cash provided by the change in Accounts receivable and in cash provided by the change in Inventories in the first quarter of 2008 compared to the same quarter last year.

Investing Activities

Net cash provided by investing activities decreased by $26.3 million in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. The decrease was due to the sales of marketable securities to fund the $37.5 million advance payment to Fujitsu, and the $19.6 million used to extinguish Convertible Notes in the first quarter of fiscal 2007, while no payments were made to Fujitsu or to extinguish Convertible Notes in the first quarter of fiscal 2008. Further, purchases of marketable securities decreased due to a shift in our investment policy toward cash equivalents in response to the uncertainties in the global credit and capital markets.

Financing Activities

Net cash used in financing activities decreased $17.3 million for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. The decrease was primarily due to the use of $19.6 million to extinguish Convertible Notes in the first quarter of fiscal 2007 while none were extinguished in the first quarter of fiscal 2008.

Liquidity

As of March 29, 2008, our principal source of liquidity was $87.7 million of Cash and cash equivalents and Short-term marketable securities, which was approximately $2.6 million more than the balance of $85.1 million at December 29, 2007. Working capital increased to $119.1 million at March 29, 2008 from $110.5 million at December 29, 2007.

We believe that our existing liquid resources and cash expected to be generated from future operations, combined with advance credits from our foundries, will be adequate to meet our operating and capital requirements and obligations for the next twelve months. As of March 31, 2007, we had completed the unsecured advance payments aggregating $125.0 million to Fujitsu. The advance payments will be returned to us in the form of wafer credits or other services (including engineering mask set charges), subject to the right of either party to terminate the agreement upon the occurrence of certain events. Collectively, wafer credits and other services are referred to as “advance credits”. As of March 29, 2008, $23.1 million had been returned to us in the form of advance credits, and we expect an additional $28.9 million to be returned to us in the form of advance credits during the next twelve months. Beginning December 31, 2008, we may request a refund of the unused amount of the advance credits. The repayment obligation of Fujitsu is unsecured.

From 2003 through March 29, 2008, we paid an aggregate of $144.5 million to extinguish $160.0 million principal amount of Convertible Notes. Although the Convertible Notes are due for payment in 2010 unless they have otherwise been redeemed, purchased, repurchased or converted prior to their maturity date, holders of the Convertible Notes have a right to require payment of the Convertible Notes on July 1, 2008, and we expect holders to exercise this right.

At March 29, 2008 and December 29, 2007, we held auction rate securities that were considered illiquid with a face value of $44.9 million with investment grades of AAA or AA. Auction rate securities are variable rate debt instruments with long-term stated maturities whose interest rates are reset through a Dutch auction approximately every 28 days. While the auctions have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, these auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheet. Based on market conditions, which the Company has assessed as temporary at this time, the decline in fair value is recorded as an unrealized loss to Accumulated other comprehensive loss of $7.9 million to reflect our estimate of the fair value of these instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If the Company were to determine in the future that any valuation adjustments are other than temporary, it could have a materially detrimental impact on our operating results, as we would record an impairment charge to income.

Our auction rate securities are collateralized by federally-insured student loans, municipal bonds, corporate bonds, notes, high grade commercial paper, or bank deposit notes, though $14.0 million (face value) of our long-term auction rate securities are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, for $8.3 million (face value) of our auction rate securities held in Long-term marketable securities, Ambac Assurance Corporation (“AMBAC”, the issuer) can exercise a put option, which essentially replaces the auction rate security investment with preferred stock of AMBAC. If auction rate securities continue to experience unsuccessful auctions, or if the credit quality of the auction rate securities, auction rate securities issuers, the third-party insurer of such investments, the issuers of the investments underlying the securities or credit default swaps, deteriorates, we may be required to adjust the carrying value of the auction rate securities through an other than temporary charge to income. Any of these events could have a materially detrimental effect on our liquidity and results of operations, as we would record an impairment charge to income.

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

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations outside of the ordinary course of business in the first quarter of fiscal 2008 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

Off-Balance Sheet Arrangements

As of March 29, 2008 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 29, 2008, the Company had investments in auction rate securities. Due to liquidity issues in global credit and capital market conditions, these auction rate securities have experienced multiple failed auctions. We have recorded an unrealized loss to Accumulated other comprehensive loss to reflect our estimate of the fair value of these instruments. The Company believes declines in auction rate security fair values to be temporary as it has the ability and intent to hold these investments until they are sold or are called by the issuer at par. For a complete discussion on auction rate securities, see Note 4 to the Company’s Condensed Consolidated Financial Statements in Item 1.

Except for the above, there have been no material changes to the quantitative and qualitative disclosures about market risk reported in our Annual Report on Form 10-K for the year ended December 29, 2007.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth above under Note 13 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

The risk factors included herein include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2007. The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

Sales of our older products may decline faster than sales of our new products increase, which would result in reduced revenues and gross margins.

Our product development strategy is to aggressively introduce new products in order to grow our overall revenue. While we expect the strong growth of new product revenue to continue, there is no assurance that the rate of growth can be maintained, or that new product revenue will meet our expectations. In addition, currently the majority of our revenue is derived from sales of mainstream and mature products. Mature products are older products that generally are no longer designed by customers into end systems and are sold to support the mass production of customer end systems in which they have historically been designed. Consequently, sales of these products have a tendency to decline as customer end systems gradually reach the end of their life cycles. Mainstream products are more recently introduced products that may still be designed by customers into new systems. However, they are predominantly used in customer end systems that are in the early to mid-life stage of their life cycles. Consequently, sales of mainstream products can be volatile and are subject to overall economic, industry and customer specific inventory conditions. Sales of mainstream products may increase or decline in a given period depending on conditions.

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

On February 1, 2008, we announced that we had reached an agreement with our President and Chief Executive Officer, Stephen A. Skaggs pursuant to which he agreed to resign his positions with the Company effective as of May 31, 2008. We are in the process of searching for a new Chief Executive Officer, but there is no assurance that we will identify and reach an employment agreement with a new Chief Executive Officer in sufficient time for the new Chief Executive Officer to join the Company by May 31, 2008. There is also no assurance that the new Chief Executive Officer will be able to lead the Company in an effective manner or achieve the Company’s business objectives.

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

Lattice and Fujitsu have entered into agreements pursuant to which Fujitsu manufactures our current and future FPGA products on its 130 nanometer, 90 nanometer and 65 nanometer CMOS process technologies, as well as on 130 nanometer and 90 nanometer technologies with embedded flash memory that we have jointly developed with Fujitsu. Fujitsu is our sole source supplier of wafers for our newest FPGA products and our planned future FPGA products. The success of our next generation FPGA products is dependent on our ability to successfully partner with Fujitsu. If for any reason we are unsuccessful in our efforts to partner with Fujitsu in connection with these next generation FPGA products, our future revenue growth would be materially adversely affected.

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

Our long-term marketable securities portfolio is invested in auction rate securities, all of which have been the subject of failed auctions, and which have adversely affected the liquidity of these securities. If auction rate securities continue to experience unsuccessful auctions, or if the credit rating of the auction rate securities, auction rate securities issuer, the third-party insurer of such investments, the issuers of the investments underlying the securities or credit default swaps, deteriorates, we may be required to adjust the carrying value of the auction rate securities through an impairment charge, and any of these events could have a materially detrimental effect on our liquidity and results of operations.

At March 29, 2008 and December 29, 2007, we held auction rate securities that were considered illiquid with a face value of $44.9 million with investment grades of AAA or AA. Auction rate securities are variable rate debt instruments with long-term stated maturities whose interest rates are reset through a Dutch auction approximately every 28 days. While the auctions have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, these auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheet. Based on market conditions which the Company has assessed as temporary at this time, the decline in fair value is recorded as an unrealized loss to Accumulated other comprehensive loss of $7.9 million to reflect our estimate of the fair value of these instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If the Company were to determine in the future that any valuation adjustments are other than temporary, it could have a materially detrimental impact on our operating results, as we would record an impairment charge to income.

Our auction rate securities are collateralized by federally-insured student loans, municipal bonds, corporate bonds, notes, high grade commercial paper, or bank deposit notes, though $14.0 million (face value) of our long-term auction rate securities are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, for $8.3 million (face value) of our auction rate securities held in Long-term marketable securities, Ambac Assurance Corporation (“AMBAC”, the issuer) can exercise a put option, which essentially replaces the auction rate security investment with preferred stock of AMBAC. If auction rate securities continue to experience unsuccessful auctions, or if the credit quality of the auction rate securities, auction rate securities issuers, the third-party insurer of such investments, the issuers of the investments underlying the securities or credit default swaps, deteriorates, we may be required to adjust the carrying value of the auction rate securities through an other than temporary charge to income. Any of these events could have a materially detrimental effect on our liquidity and results of operations.

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

Our stock price has ranged from a low of $2.26 per share to a high of $3.27 per share for the quarter ended March 29, 2008.

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

We face risks related to litigation.

We are exposed to certain asserted and unasserted potential claims, including the pending patent litigation brought against us by Lizy K. John. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity or our financial results. We have been and may in the future be subject to various other legal proceedings, including claims that involve possible infringement of patent and other intellectual property rights of third parties. It is inherently difficult to assess the outcome of litigation matters, and there can be no assurance that we will prevail in any litigation. Any such litigation could result in a substantial diversion of our efforts and the use of substantial management and financial resources, which by itself could have a material adverse effect on our financial condition and operating results. Further, an adverse determination in any such litigation could result in a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	The Company’s Restated Certificate of Incorporation filed February 24, 2004 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

3.2	The Company’s Bylaws, as amended and restated as of January 31, 2006 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed February 3, 2006).

4.4	Indenture, dated as of June 20, 2003, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

4.5	Form of Note for the Company’s Zero Coupon Convertible Subordinated Notes (Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

10.23	Advance Production Payment Agreement dated March 17, 1997 among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.23 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005)(1).

10.24*	Lattice Semiconductor Corporation 1996 Stock Incentive Plan, as amended, and Related Form of Option Agreement (Incorporated by reference to Exhibits (d)(1) and (d)(2) to the Company’s Schedule TO filed on February 13, 2003).

10.33*	2001 Outside Directors’ Stock Option Plan, as amended and restated effective May 1, 2007 (Incorporated by reference to Appendix A filed with the Company’s 2007 Definitive Proxy Statement filed on Schedule 14A on April 5, 2007).

10.34*	2001 Stock Plan, as amended, and related Form of Option Agreement (Incorporated by reference to Exhibits (d)(3) and (d)(4) to the Company’s Schedule TO filed on February 13, 2003).

10.35	Intellectual Property Agreement by and between Agere Systems, Inc. and Agere Systems Guardian Corporation and Lattice Semiconductor Corporation as Buyer, dated January 18, 2002 (Incorporated by reference to Exhibit 10.35 filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.37*	Lattice Semiconductor Corporation Executive Deferred Compensation Plan, as amended and restated effective as of August 11, 1997 (Incorporated by reference to Exhibit 99.3 filed with the Company’s Registration Statement on Form S-3, as amended, dated October 17, 2002).

10.38*	Amendment No. 1, to the Lattice Semiconductor Corporation Executive Deferred Compensation Plan, as amended, dated November 19, 1999 (Incorporated by reference to Exhibit 99.4 filed with the Company’s Registration Statement on Form S-3, as amended, dated October 17, 2002).

10.39	Registration Rights Agreement, dated as of June 20, 2003, between the Company and the initial purchaser named therein (Incorporated by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

10.41*	Form of Indemnification Agreement executed by each director and executive officer of the Company and certain other officers and employees of the Company and its subsidiaries (Incorporated by reference to Exhibit 10.41 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

10.42	Amendment dated March 25, 2004 to Advance Production Payment Agreement dated March 17, 1997, as amended, among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.42 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004)(1).

10.43	Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004)(1).

10.44*	Employment Agreement between Lattice Semiconductor Corporation and Stephen A. Skaggs dated August 9, 2005 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on August 12, 2005).

10.45*	Compensation Arrangement between Lattice Semiconductor Corporation and Patrick S. Jones, Chairman of the Board of Directors (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on August 12, 2005).

Exhibit Number	Description

10.46*

Employment Agreement between Lattice Semiconductor Corporation and Jan Johannessen dated November 1, 2005

(Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.47*	Employment Agreement between Lattice Semiconductor Corporation and Martin R. Baker dated November 1, 2005 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.48*	Employment Agreement between Lattice Semiconductor Corporation and Stephen M. Donovan dated November 1, 2005 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.50*	Compensation Arrangement between Lattice Semiconductor Corporation and Chairpersons for Committees of the Board of Directors (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.51*	Form of Amendment to Stock Option Agreements for 1996 Stock Incentive Plan, as amended, and 2001 Stock Plan, as amended (Incorporated by reference to Exhibit 99.3 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.52*	2006 Executive Bonus Plan (Incorporated by reference to Exhibit 99.4 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.53	Addendum dated March 22, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.53 filed with the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006).

10.54	Addendum No. 2 dated effective October 1, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.54 filed with the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006)(1).

10.55*	2007 Executive Variable Compensation Plan, as amended (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 7, 2006, as amended as described in the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.56*	Form of Notice of Grant of Restricted Stock Units to Executive Officer (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.57*	2008 Executive Variable Compensation Plan, as amended (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 7, 2007).

10.58*	Letter Agreement between Lattice Semiconductor Corporation and Stephen A. Skaggs dated January 31, 2008 (Incorporated by reference to Exhibit 10.58 filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K pursuant to Item 15(b) thereof.

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

Date: May 7, 2008