Form 10-Q
period 2008-06-28
LATTICE SEMICONDUCTOR CORP
filed 2008-08-06
CIK 855658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Number of shares of common stock outstanding as of August 1, 2008            115,410,603

The information contained in this Form 10-Q is as of August 6, 2008. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2007.

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include overall semiconductor market conditions, market acceptance and demand for our new products, our dependencies on our silicon wafer suppliers, the impact of competitive products and pricing, technological and product development risks, the transition to a new Chief Executive Officer and a new Chief Financial Officer (see Note 15 to the Financial Statements), and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), including but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this report. You should not unduly rely on forward-looking statements because our actual results could materially differ from those expressed in any forward-looking statements made by us. Further, any forward-looking statement applies only as of the date on which it is made. We are not required to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue	$58,079	$59,243	$114,683	$117,350
Costs and expenses:
Cost of products sold	25,551	26,593	50,711	52,811
Research and development	17,937	20,752	35,605	42,760
Selling, general and administrative	15,195	14,785	30,194	29,351
Amortization of intangible assets	1,368	2,665	2,849	5,332
Restructuring	858	27	2,648	(103)

	60,909	64,822	122,007	130,151

Loss from operations	(2,830)	(5,579)	(7,324)	(12,801)
Other (expense) income, net	(10,520)	4,299	(9,187)	7,307

Loss before provision from income taxes	(13,350)	(1,280)	(16,511)	(5,494)
Provision for income taxes	221	181	314	350

Net loss	$(13,571)	$(1,461)	$(16,825)	$(5,844)

Basic and diluted net loss per share	$(0.12)	$(0.01)	$(0.15)	$(0.05)

Shares used in per share calculations:
Basic and diluted	115,171	114,827	115,159	114,758

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share and par value data)

(unaudited)

	June 28, 2008	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$66,269	$37,332
Short-term marketable securities	30,017	47,731
Accounts receivable, net	29,334	29,293
Inventories	39,071	40,005
Current portion of foundry advances and investments	27,011	27,440
Prepaid expenses and other current assets	8,427	9,745

Total current assets	200,129	191,546
Foundry advances, investments and other assets	78,933	90,407
Property and equipment, less accumulated depreciation	44,113	43,617
Long-term marketable securities	34,555	44,900
Intangible assets, less accumulated amortization	2,965	5,815

Total assets	$360,695	$376,285

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,709	$24,065
Accrued payroll obligations	8,740	8,913
Deferred income and allowances on sales to distributors	7,521	8,033
Zero Coupon Convertible Subordinated Notes due in 2010	40,000	40,000

Total current liabilities	79,970	81,011
Other long-term liabilities	7,600	9,042

Total liabilities	87,570	90,053
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 115,185,000 and 115,134,000 shares issued and outstanding	1,152	1,151
Paid-in capital	614,384	611,508
Accumulated other comprehensive loss	(537)	(1,378)
Accumulated deficit	(341,874)	(325,049)

Total stockholders’ equity	273,125	286,232

Total liabilities and stockholders’ equity	$360,695	$376,285

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(16,825)	$(5,844)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,692	14,193
Gain on extinguishment of convertible notes	—	(1,084)
Impairment of Long-term marketable securities and Other current assets	11,337	—
Gain on sale of land	—	(1,604)
Stock-based compensation	2,662	2,714
Changes in assets and liabilities:
Accounts receivable, net	(41)	(7,116)
Inventories	934	609
Prepaid expenses and other current assets	627	645
Foundry advances (includes advance credits)	9,606	5,867
Accounts payable and accrued expenses (includes restructuring)	917	(44,827)
Accrued payroll obligations	(173)	(2,167)
Deferred income and allowances on sales to distributors	(512)	1,060
Other liabilities	176	23

Net cash provided by (used in) operating activities	19,400	(37,531)

Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	49,490	169,707
Purchase of marketable securities	(31,694)	(99,021)
Proceeds from sale of land	—	2,249
Capital expenditures	(7,124)	(6,829)

Net cash provided by investing activities	10,672	66,106

Cash flows from financing activities:
Extinguishment of Zero Coupon Convertible Subordinated Notes	—	(28,250)
Payment on yen line of credit	(1,136)	—
Net proceeds from issuance of common stock	1	2,373

Net cash used in financing activities	(1,135)	(25,877)

Net increase in cash and cash equivalents	28,937	2,698
Beginning cash and cash equivalents	37,332	40,437

Ending cash and cash equivalents	$66,269	$43,135

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on assets measured at fair value, net, included in Accumulated other comprehensive loss	$73	$(101)
Distribution of deferred compensation from trust assets	$1,310	$1,304

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

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Our most critical estimate relates to Auction Rate Securities, and these estimates of fair value are made in accordance with the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). Actual results could differ from these estimates.

We report based on a 52 or 53-week year ending on the Saturday closest to December 31. Our second quarter of fiscal 2008 and 2007 ended on June 28, 2008 and June 30, 2007, respectively. All references to quarterly or three and six months ended financial results are references to the results for the relevant fiscal period.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The application of SFAS No. 141(R) is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The application of SFAS No. 160 is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The application of SFAS No. 161 is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The application of SFAS No. 162 is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact that FSP APB 14-1 will have on its Condensed Consolidated Financial Statements.

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

The computation of basic and diluted earnings per share for the three and six months ended June 28, 2008, excludes the effects of stock options, non-vested RSUs, and warrants aggregating 21.3 million and 21.5 million shares, respectively, because the effect was antidilutive. The computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 excludes the effects of stock options, RSUs, and warrants aggregating 22.4 million and 22.3 million shares, respectively, because the effect was antidilutive. Stock options, non-vested RSUs and warrants are antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when there is a loss for the period.

Shares underlying the Convertible Notes, aggregating 3.3 million for the three and six months ended June 28, 2008, and 7.0 million and 7.6 million for the three and six months ended June 30, 2007, respectively, are excluded from the computation of basic and diluted earnings per share, as the effect was antidilutive. Shares underlying Convertible Notes are antidilutive when there is a loss for the period or if loan servicing costs exceed the profit for the period.

Note 3 — Cash Equivalents and Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	June 28, 2008	December 29, 2007
Short-term marketable securities:
Due within one year	$26,062	$20,289
Due after one year through five years	3,955	7,192
Due after five years through ten years	—	5,675
Due after ten years	—	14,575

	30,017	47,731

Long-term marketable securities:
Due after five years through ten years	9,400	14,000
Due after ten years	20,993	22,575
No contractual maturity date	4,162	8,325

	34,555	44,900

	$64,572	$92,631

Even though stated maturity dates of certain marketable securities exceed one year beyond the balance sheet dates, all have been classified as current assets, except those auction rate securities experiencing unsuccessful auctions as of June 28, 2008 and December 29, 2007, respectively. In accordance with Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Current Liabilities,” we view our Short-term marketable securities as available for use in our current operations. The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	June 28, 2008	December 29, 2007
Short-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Federally-insured student loans	$—	$8,075
Municipal bonds	—	12,175
Corporate and municipal bonds, notes and commercial paper	24,924	19,960
Market rate investments	5,093	7,521

	30,017	47,731

Long-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Federally-insured student loans	15,293	16,875
Municipal bonds	5,700	5,700
Corporate bonds, subject to credit default swap risk	9,400	14,000
Commercial paper, with put option by AMBAC	4,162	8,325

	34,555	44,900

Total marketable securities	$64,572	$92,631

At June 28, 2008 and December 29, 2007, we held auction rate securities that were considered illiquid with a face value of $44.9 million and an estimated fair value of $34.6 million, with investment grades of AAA, AA or A, collateralized by federally-insured student loans, municipal bonds, corporate bonds, notes, high grade commercial paper, or bank deposit notes. Long-term marketable securities with a face value of $14.0 million (estimated fair value of $9.4 million) are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, for auction rate securities with a face value of $8.3 million (estimated fair value of $4.2 million) held in Long-term marketable securities, Ambac Assurance Corporation (“AMBAC”, the issuer) can exercise a put option, which essentially replaces the auction rate security investment with preferred stock of AMBAC.

While the auctions have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, these auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. In addition, some of these securities have experienced downgrades, but continue to be considered investment grade by one or more rating agencies. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheet. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings of some of the securities during the quarter, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded an impairment charge of $10.3 million at June 28, 2008. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

In addition, the Company recorded a $0.1 million unrealized gain during the quarter ended June 28, 2008 on certain Short-term marketable securities, which has been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain reported in Accumulated other comprehensive loss.

Note 4 — Fair Value of Financial Instruments:

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value measurements. The Company adopted the provisions of SFAS No. 157 as of December 30, 2007 for financial instruments. Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets for similar assets or liabilities that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of June 28, 2008, the Company held certain assets and liabilities that are measured at fair value on a recurring basis. These include marketable securities (see Note 3), and foundry investments (see Note 7).

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 were as follows (in thousands):

	Fair value measurements as of June 28, 2008
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$66,269	$66,269	$—	$—
Long-term marketable securities	34,555	—	—	34,555
Short-term marketable securities	30,017	30,017	—	—
Current portion of foundry advances and investments	1,891	1,891	—	—

Total assets measured at fair value	$132,732	$98,177	$—	$34,555

For our Level 1 assets we utilized quoted prices in active markets for identical assets. For our Level 3 assets we developed assumptions based on industry consensus of treatment, which includes access to broker provided inputs, issuer’s credit quality, maturity, probability to be called and lack of liquidity. During the second quarter ended June 28, 2008, the following changes occurred in our Level 3 assets (in thousands):

Fair value of Long-term marketable securities at December 29, 2007	$44,900
Impairment of Long-term marketable securities	(10,345)

Fair value of Long-term marketable securities at June 28, 2008	$34,555

Based on market conditions, we recorded an impairment charge of $11.3 million of which $10.3 related to auction rate securities (see Note 3) and $1.0 million related to our foundry investment in United Microelectronics Corporation (see Note 7). We have also recorded an unrealized gain of $0.1 million to Accumulated other comprehensive loss for investments held in Short-term marketable securities to reflect the fair value of these instruments.

Note 5 — Inventories (in thousands):

	June 28, 2008	December 29, 2007
Work in progress	$30,708	$28,933
Finished goods	8,363	11,072

	$39,071	$40,005

Note 6 — Changes in Stockholders’ Equity (in thousands):

	Common stock	Paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balances, December 29, 2007	$1,151	$611,508	$(1,378)	$(325,049)	$286,232
Common stock issued in connection with exercise of stock options and ESPP and net vested RSUs	1	(91)	—	—	(90)
Unrealized loss on foundry investments (see Note 4)	—	—	(309)	—	(309)
Impairment of foundry investments (see Note 4)	—	—	992	—	992
Unrealized loss on auction rate securities (see Note 4)	—	—	(10,272)	—	(10,272)
Impairment of Long-term marketable securities (see Note 4)	—	—	10,345	—	10,345
Stock-based compensation expense related to stock options, ESPP and RSUs	—	2,915	—	—	2,915
Distribution of stock held by deferred stock compensation plan	—	52	—	—	52
Translation adjustments	—	—	85	—	85
Net loss for six months ended June 28, 2008	—	—	—	(16,825)	(16,825)

Balances, June 28, 2008	$1,152	$614,384	$(537)	$(341,874)	$273,125

Total comprehensive loss for the first six months of fiscal 2008 was approximately $16.0 million and is substantially comprised of an $11.3 million loss related to an impairment charge to auction rate securities and foundry investments (see Note 4) and a net loss from operations of approximately $7.3 million.

Note 7 — Foundry Advances, Investments and Other Assets (in thousands):

	June 28, 2008	December 29, 2007
Foundry advances, investments and other assets	$105,944	$117,847
Less: Current portion of foundry advances and investments	(27,011)	(27,440)

	$78,933	$90,407

At June 28, 2008, we owned approximately 3.6 million shares of the common stock of United Microelectronics Corporation (“UMC”), a public Taiwanese company. The fair value (see Note 4) of such common stock was $1.9 million and $2.2 million at June 28, 2008 and December 29, 2007, respectively, and is included in Current portion of foundry advances and investments. During the three months ended June 28, 2008, the Company recorded an impairment charge of $1.0 million related to an other-than-temporary decline in the fair value of UMC stock.

Note 8 — Intangible Assets (in millions):

	Gross	Accumulated amortization	Net
June 28, 2008
Current technology	$273.6	$271.4	$2.2
Licenses	10.2	9.4	0.8

Total	$283.8	$280.8	$3.0

December 29, 2007
Current technology	$273.6	$(269.3)	$4.3
Licenses	10.2	(8.7)	1.5

Total	$283.8	$(278.0)	$5.8

At June 28, 2008 we had net purchased intangible assets related to current technology and licenses of approximately $2.2 million and $0.8 million, respectively, which will be fully amortized by the end of the first quarter of 2009.

Note 9 — Income Taxes:

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2000. We have federal net operating carryforwards that expire at various dates between 2021 and 2028. We have state net operating loss carryforwards that expire at various dates from 2008 through 2028. We also have federal and state credit carryforwards some of which do not expire, with the remainder expiring at various dates from 2008 through 2028. We have provided a valuation allowance equal to our net federal and state deferred tax assets due to uncertainties regarding their realization.

The Internal Revenue Service has examined our income tax returns for 2001 and 2002, and has issued proposed adjustments of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. Although we do not agree with the proposed adjustment related to the prepaid expense matter, we believe that we have reached a tentative agreement concerning the acquisition costs. During the three months ended March 29, 2008, we made a payment of $0.3 million related to this tentative agreement. On May 23, 2008 the Company filed a petition with the Tax Court seeking a redetermination of the prepaid expense adjustment. Although the final resolution of this matter is uncertain, we believe that adequate amounts have been provided for as unrecognized tax benefits. There is the possibility of either favorable or unfavorable effect on our results of operations in the period in which these matters are effectively settled. We will recognize any uncertain tax benefit in the quarter settled.

We are subject to state and local income tax examinations for the years 2001 through 2003. To date, there are no proposed adjustments that are expected to have a material adverse effect on our results of operations. We are not currently under examination in any foreign jurisdictions.

At June 28, 2008, it is reasonably possible that $2.1 million of unrecognized tax benefits and associated interest and penalties could significantly change during the next twelve months. The $2.1 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to matters currently in IRS appeals, certain federal and state credits and uncertain income tax positions related to foreign tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

Note 10 — Restructuring:

During the third quarter of 2007, we approved and initiated a restructuring plan (“2007 restructuring plan”) to lower operating expenses primarily by reducing headcount. This plan encompassed a reduction in work force, a voluntary separation program for certain employees and the closure of certain leased facilities.

The following table displays the activity for each major type of cost associated with the 2007 restructuring plan (in thousands):

	Balance at December 29, 2007	Charged to expense	Paid or settled	Adjustments to reserve	Balance at June 28, 2008	Aggregate expense and adjustments at June 28, 2008
Severance and related	$119	$1,265	$(327)	$(4)	$1,053	$3,662
Lease loss reserve	—	1,350	(506)	—	844	1,366
Other	65	33	(24)	(4)	70	315

Total	$184	$2,648	$(857)	$(8)	$1,967	$5,343

Included in our Condensed Consolidated Statement of Operations and reported as Restructuring charges for the six months ended June 28, 2008 is a net charge to operating expenses of $2.6 million. This amount is comprised primarily of $1.3 million related to future lease payments associated with a vacated facility in San Jose, California and $1.0 million in severance costs and a non-cash charge of $0.3 million for the effects of accelerated vesting related to the resignation of our former President and Chief Executive Officer effective May 31, 2008. In addition to the amounts recorded for the 2007 restructuring plan, at June 28, 2008 the Condensed Consolidated Balance Sheet included $0.4 million related to operating lease commitments accrued as remaining costs under provisions of a restructuring plan initiated and completed during the fourth quarter of 2005 (“2005 restructuring plan”) to reduce operating expenses. From the period beginning with the fourth quarter of 2005 through the second quarter of 2008, the aggregate expense under the 2005 restructuring plan is $11.9 million. The above restructuring accruals at June 28, 2008 are based on estimates that are subject to change.

Note 11 — Zero Coupon Convertible Subordinated Notes due in 2010:

On June 20, 2003, we issued $200.0 million in Convertible Notes. In October 2003, our Board of Directors authorized management to purchase up to $100.0 million of our Convertible Notes. In November 2006, our Board of Directors authorized management to purchase up to an additional $20.0 million, and in August 2007, our Board of Directors authorized management to purchase up to an additional $40.0 million of our Convertible Notes, for an aggregate potential purchase amount of $160.0 million. The Company purchased a total of $160.0 million in Convertible Notes from 2003 through 2007, with no additional purchases through the first six months of fiscal 2008.

On July 2, 2008, subsequent to the second quarter ended June 28, 2008, the Company completed the purchase of $40.0 million in principal amount of its Convertible Notes in accordance with the provisions of the Indenture dated June 20, 2003 and pursuant to the exercise by the noteholders of their repurchase rights. As a result of these purchases, no Convertible Notes remain outstanding.

Note 12 — Stock-Based Compensation:

Effective January 1, 2006, we began recording employee and director stock option and Employee Stock Purchase Plan (“ESPP”) compensation expense in accordance with SFAS No. 123(R), “Share Based Payment — a revision of SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB 107”). Total stock-based compensation expense was included in the Condensed Consolidated Statement of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Line item:
Cost of products sold	$98	$125	$212	$255
Research and development	563	667	1,259	1,370
Selling, general and administrative	633	533	1,191	1,089

	$1,294	$1,325	$2,662	$2,714

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

Note 14 — Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area was as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
United States:	$9,102	16%	$12,574	21%	$18,917	16%	$23,922	20%
Export revenue:
China	16,839	29	12,620	21	30,541	27	23,834	20
Europe	11,951	20	10,847	18	24,457	21	23,855	21
Japan	8,076	14	6,987	12	16,757	15	15,387	13
Taiwan	5,743	10	7,431	13	11,201	10	14,186	12
Other Asia	4,081	7	7,523	13	8,155	7	12,816	11
Other Americas	2,287	4	1,261	2	4,655	4	3,350	3

Total export revenue	48,977	84	46,669	79	95,766	84	93,428	80

Total revenue	$58,079	100%	$59,243	100%	$114,683	100%	$117,350	100%

Revenue attributable to our three largest distributors, Arrow Electronics, Inc., Avnet, Inc. and Promaster Technology Corporation accounted for approximately 13%, 14% and 10%, respectively, of revenue in the first six months of fiscal 2008, and 13%, 15% and 10%, respectively, of revenue for the first six months of fiscal 2007. More than 90% of our property and equipment is located in the United States.

Note 15 — Subsequent events:

On July 2, 2008, the Company completed the purchase of $40.0 million in principal amount of its Convertible Notes in accordance with the provisions of the Indenture dated June 20, 2003 and pursuant to the exercise by the noteholders of their repurchase rights. Based on these purchases, no such Convertible Notes remain outstanding.

On July 7, 2008, Bruno Guilmart joined the Company as President and Chief Executive Officer. In connection with the hiring of Mr. Guilmart, the Company entered into an employment agreement with Mr. Guilmart which sets forth terms and provisions governing Mr. Guilmart’s employment as President and Chief Executive Officer. The provisions of the employment agreement include salary, participation in our Executive Variable Compensation Plan, sign-on bonus, relocation reimbursement and equity compensation.

On July 14, 2008, the Company announced that Jan Johannessen, Senior Vice President and Chief Financial Officer, has resigned from the Company effective July 31, 2008. On July 31, 2008, the Company announced the appointment of Robert O’Brien, its Corporate Controller, as Interim Chief Financial Officer, effective upon Mr. Johannessen’s resignation.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the six months ended June 28, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory and deferred income taxes and liabilities, such as accrued liabilities, income taxes and deferred income and allowances on sales to certain distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Our most critical estimate relates to Auction Rate Securities and these fair value estimates are made in accordance with the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). Actual results could differ from those estimates.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The application of SFAS No. 141(R) is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The application of SFAS No. 161 is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The application of SFAS No. 162 is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact that FSP APB 14-1 will have on its Condensed Consolidated Financial Statements.

Results of Operations

Revenue

Key elements of our Condensed Consolidated Statement of Operations (dollars in thousands), and expressed as a percentage of revenues, were as follows:

	Three Months Ended				Six Months Ended
	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
Revenue	$58,079	100.0%	$59,243	100.0%	$114,683	100.0%	$117,350	100.0%
Gross margin	32,528	56.0	32,650	55.1	63,972	55.8	64,539	55.0
Research and development	17,937	30.9	20,752	35.0	35,605	31.0	42,760	36.4
Selling, general and administrative	15,195	26.2	14,785	25.0	30,194	26.3	29,351	25.0
Amortization of intangible assets	1,368	2.4	2,665	4.5	2,849	2.5	5,332	4.5
Restructuring	858	1.5	27	0.0	2,648	2.3	(103)	0.0

Loss from operations	$(2,830)	(4.9)%	$(5,579)	(9.4)%	$(7,324)	(6.4)%	$(12,801)	(10.9)%

Revenue for our business in the second quarter and six months ended June 28, 2008 decreased to $58.1 million and $114.7 million, respectively, compared to $59.2 million and $117.4 million for the second quarter and six months ended June 30, 2007, respectively. The decrease is primarily due to a reduction in revenue from Mature products, partially offset by an increase in total revenue from New products.

The decline in revenue for all periods presented is related to the decline in the industrial (which includes military) and consumer markets. The communications end market accounted for approximately 52% of our revenue for the second quarter ended June 28, 2008 and June 30, 2007 and 53% and 48% for the six months ended June 28, 2008 and June 30, 2007, respectively. Accordingly, a significant portion of our revenue is dependent on the health of this end market which decreased slightly during the second quarter of fiscal 2008 but improved from a year ago.

Revenue by Product Line

From a product line viewpoint, in the second quarter and six months ended June 28, 2008, there was a 2% decrease in FPGA revenue due to varying product mix compared to the second quarter and six months ended June 30, 2007. PLD units sold decreased in the second quarter and six months ended June 28, 2008 by 5% and 12% compared to the second quarter and six months ended 2007; however, these decreases were partially offset by an increase in average selling price caused by varying product mix.

The composition of our revenue by product line for the second quarter and first six months of fiscal 2008 and 2007 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
FPGA	$13,384	23%	$13,540	23%	$27,075	24%	$25,390	22%
PLD	44,695	77	45,703	77	87,608	76	91,960	78

Total Revenue	$58,079	100%	$59,243	100%	$114,683	100%	$117,350	100%

Revenue by Product Classification

Revenue for New products increased 90% and 108% for the second quarter and first six months of fiscal 2008, respectively, compared to the second quarter and first six months of fiscal 2007, as a result of increased unit sales partially offset by a decrease in average selling price. Revenue for Mainstream products decreased three percent for the second quarter and first six months of fiscal 2008 compared to the second quarter and first six months of 2007, primarily due to a decline in unit sales partially offset by an increase in average selling price caused by varying product mix. Mature product revenue decreased 26% and 27% for the second quarter and first six months of fiscal 2008 compared to the second quarter and first six months of fiscal 2007 primarily as a result of decreased unit sales. Among other things, future revenue growth is dependent on overall economic conditions for our industry and market acceptance of our New products as well as continued demand for our Mature and Mainstream products.

The composition of our revenue by product classification for the second quarter and first six months of fiscal 2008 and 2007 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
New *	$12,304	21%	$6,480	11%	$23,522	20%	$11,293	10%
Mainstream *	28,648	49	29,560	50	55,801	49	57,328	49
Mature *	17,127	30	23,203	39	35,360	31	48,729	41

Total Revenue	$58,079	100%	$59,243	100%	$114,683	100%	$117,350	100%

*	Product Classification:

New:	LatticeXP2, LatticeSC, LatticeECP2/M, LatticeECP, LatticeXP, MachXO, Power Manager, ispClock

Mainstream:	FPSC, ispXPLD, ispGDX2, ispMACH 4/LV, ispGDX/V, ispMACH 4000/Z, ispXPGA, Software and IP

Mature:	ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-Volt CPLDs, all SPLDs

Revenue by Geography

Export revenue as a percentage of total revenue was 84% for the second quarter and first six months of fiscal 2008 compared to 79% and 80% for the second quarter and first six months of fiscal 2007. Export revenue as a percentage of overall revenue increased due to relatively more favorable business conditions in Asia and a continuing trend towards outsourcing of manufacturing by North American customers.

The composition of our revenue by geographic location of our direct and indirect customers is as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
United States:	$9,102	16%	$12,574	21%	$18,917	16%	$23,922	20%
Export revenue:
China	16,839	29	12,620	21	30,541	27	23,834	20
Europe	11,951	20	10,847	18	24,457	21	23,855	21
Japan	8,076	14	6,987	12	16,757	15	15,387	13
Taiwan	5,743	10	7,431	13	11,201	10	14,186	12
Other Asia	4,081	7	7,523	13	8,155	7	12,816	11
Other Americas	2,287	4	1,261	2	4,655	4	3,350	3

Total export revenue	48,977	84	46,669	79	95,766	84	93,428	80

Total revenue	$58,079	100%	$59,243	100%	$114,683	100%	$117,350	100%

Gross Margin and Operating Expenses

Our gross margin percentage increased to 56.0% and 55.8% in the second quarter and first six months of fiscal 2008, respectively, from 55.1% and 55.0% in the second quarter and first six months of fiscal 2007, respectively. The increase in gross margin was primarily attributable to product mix, and a charge to Cost of products sold to write down inventory associated with a last-time buy program to obsolete certain Mature products in the first quarter of fiscal 2007, which did not occur in the first fiscal quarter of 2008.

Research and development expense decreased to $17.9 million and $35.6 million in the second quarter and first six months of fiscal 2008, respectively, compared to $20.8 million and $42.8 million in the second quarter and first six months of fiscal 2007, primarily as a result of a decrease in engineering mask and wafer costs and reduced headcount resulting from the 2007 restructuring plan. We believe that a continued commitment to research and development is essential in order to provide innovative new product offerings and maintain competitiveness in our industry, and therefore we expect to make significant future investments in engineering mask and wafer costs.

Selling, general and administrative expenses increased to $15.2 million and $30.2 million in the second quarter and first six months of fiscal 2008, respectively, compared to $14.8 million and $29.4 million in the second quarter and first six months of fiscal 2007, respectively, primarily as a result of a $0.9 million reversal of an accrual for legal expenses in the first three months of 2007 partially offset by an increase in labor related costs when comparing year over year quarters and first six months.

Amortization of intangible assets was $1.4 million and $2.9 million for the second quarter and first six months of fiscal 2008, respectively, compared to $2.7 million and $5.3 million in the second quarter and first six months of fiscal 2007. Intangible assets related to the acquisition of Cerdelinx Technologies, Inc. became fully amortized as of September 29, 2007. Amortization charges related to our other intangible assets will be eliminated by the end of the first quarter of 2009.

Restructuring activity relates primarily to the restructuring plan initiated during the third quarter of fiscal 2007. Included in our Condensed Consolidated Statement of Operations and reported as Restructuring for the second quarter and first six months of fiscal 2008 is a net charge of $0.9 million and $2.6 million, respectively. The amount through the first six months of 2008 consists primarily of $1.3 million related to future lease payments associated with a vacated facility in San Jose, California and $1.0 million in severance costs, of which $0.3 million is a non-cash charge resulting from the accelerated vesting of stock options, related to the resignation of our former President and Chief Executive Officer announced on February 1, 2008.

Other (expense) income, net

Other (expense) income, net was an expense of $10.5 million in the second quarter of fiscal 2008 and included an impairment charge of $10.3 million related to an other-than-temporary decline in the fair value of auction rate securities held in Long-term marketable securities and an impairment charge of $1.0 million related to an other-than-temporary decline in the fair value of our common stock investment in a foundry partner held in Other current assets, partially offset by interest on marketable securities and cash equivalents of $0.9 million. The impairment charge to Long-term marketable securities was recorded due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings of some of the securities during the quarter. Other (expense) income, net was $4.3 million in the second quarter of fiscal 2007 and included a gain on the extinguishment of Zero Coupon Convertible Subordinated Notes due July 1, 2010 (“Convertible Notes”) of $0.4 million, interest on marketable securities and cash equivalents of $2.1 million and a gain on the sale of land of $1.6 million. The decrease in interest income is the result of a reduction in the average invested balances and lower interest rates for those invested balances in Marketable securities for the periods presented.

Other (expense) income, net was a loss of $9.2 million in the first six months of fiscal 2008 and included an impairment charge of $10.3 million related to an other-than-temporary decline in the fair value of auction rate securities held in Long-term marketable securities and an impairment charge of $1.0 million related to an other-than-temporary decline in the fair value of our common stock investment in a foundry partner held in Other current assets partially offset by interest on marketable securities and cash equivalents of $2.5 million. The impairment charge to Long-term marketable securities was recorded due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings of some of the securities during the quarter. Other (expense) income, net was $7.3 million in the first six months of fiscal 2007 and included a gain on the extinguishment of Convertible Notes of $1.1 million, interest on marketable securities and cash equivalents of $4.3 million and a gain on the sale of land of $1.6 million. The decrease in interest income is the result of a reduction in the average invested balances and lower interest rates for those invested balances in Marketable securities for the periods presented.

Subsequent to fiscal second quarter end the Company completed the purchase of $40.0 million in principal amount of its Convertible Notes. These notes were purchased on July 2, 2008, pursuant to the exercise by the noteholders of their purchase rights. As a result, our average invested balance in Marketable securities will be lower and we expect interest income in the third quarter of fiscal quarter 2008 to be lower than interest income reported in prior quarters of 2008 and 2007.

Provision for income taxes

We are paying foreign income taxes, which are reflected in the Provision for income taxes in the Condensed Consolidated Statement of Operations and are primarily related to the cost of operating an offshore research and development subsidiary and sales subsidiaries. We are not currently paying federal income taxes and do not expect to pay such taxes until the benefits of our tax net operating losses are fully utilized. We expect to pay a nominal amount of state income tax. We also accrue interest and penalties related to unrecognized tax benefits in the Provision for income taxes. See Note 9 to the Consolidated Condensed Financial Statements.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash) (in thousands):

	Six Months Ended
	June 28, 2008	June 30, 2007
Net cash provided by (used in) operating activities	$19,400	$(37,531)
Net cash provided by investing activities	10,672	66,106
Net cash used in financing activities	(1,135)	(25,877)

Net increase in cash and cash equivalents	$28,937	$2,698

Operating Activities

Net cash provided by operating activities was $19.4 million in the first six months of fiscal 2008, compared to Net cash used in operating activities of $37.5 million in the first six months of fiscal 2007, primarily as a result of a $37.5 million advance payment made to Fujitsu Limited (“Fujitsu”) in the first six months of fiscal 2007, while no payment was made in the first six months of fiscal 2008, and increased usage of Fujitsu advance credits in the first six months of 2008. Also, during the first six months of 2007, Accounts receivable, net, increased by $7.1 million, whereas Accounts receivable, net was flat during the first six months of fiscal 2008. There was little change in cash provided by the change in Inventories in the first six months of 2008 compared to the first six months last year.

Investing Activities

Net cash provided by investing activities decreased by $55.4 million in the first six months of fiscal 2008 compared to the first six months of fiscal 2007. The decrease was due to the sales of marketable securities to fund the $37.5 million advance payment to Fujitsu and the $28.3 million used to extinguish Convertible Notes in the first six months of fiscal 2007, while no payments were made to Fujitsu or to extinguish Convertible Notes in the first six months of fiscal 2008. Further, purchases of marketable securities decreased due to a shift in our investment policy toward cash equivalents and corporate paper in response to the uncertainties in the global credit and capital markets.

Financing Activities

Net cash used in financing activities decreased $24.7 million for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. The decrease was primarily due to the use of $28.3 million to extinguish Convertible Notes in the first six months of fiscal 2007 while none were extinguished in the first six months of fiscal 2008.

Liquidity

As of June 28, 2008, our principal source of liquidity was $96.3 million of Cash and cash equivalents and Short-term marketable securities, which were approximately $11.2 million more than the balance of $85.1 million at December 29, 2007. Working capital increased to $120.2 million at June 28, 2008 from $110.5 million at December 29, 2007. On July 2, 2008, the Company completed the purchase of $40.0 million in principal amount of its Convertible Notes in accordance with the provisions of the Indenture dated June 20, 2003 and pursuant to the exercise by the noteholders of their repurchase rights. Based on these purchases, Cash and cash equivalents and Short-term marketable securities and Zero Coupon Convertible Subordinated Notes due in 2010 were reduced by $40.0 million and no such Convertible Notes remain outstanding.

We believe that our existing liquid resources and cash expected to be generated from future operations, combined with advance credits from our foundries, will be adequate to meet our operating and capital requirements and obligations for the next twelve months. As of March 31, 2007, we had completed the unsecured advance payments of an aggregate of $125.0 million to Fujitsu. The advance payments will be returned to us in the form of wafer credits or other services (including engineering mask set charges), subject to the right of either party to terminate the agreement upon the occurrence of certain events. Collectively, wafer credits and other services are referred to as “advance credits”. As of June 28, 2008, $27.7 million had been returned to us in the form of advance credits, and we expect an additional $25.1 million to be returned to us in the form of advance credits during the next twelve months. Beginning December 31, 2008, we may request a refund of the unused amount of the advance payments. The repayment obligation of Fujitsu is unsecured.

At June 28, 2008 and December 29, 2007, we held auction rate securities that were considered illiquid with a face value of $44.9 million and an estimated fair value of $34.6 million, with investment grades of AAA, AA or A collateralized by federally-insured student loans, municipal bonds, corporate bonds, notes, high grade commercial paper or bank deposit notes. Long-term marketable securities with a face value of $14.0 million (estimated fair value of $9.4 million) are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, for auction rate securities with a face value of $8.3 million (estimated fair value of $4.2 million) held in Long-term marketable securities, Ambac Assurance Corporation (“AMBAC”, the issuer) can exercise a put option, which essentially replaces the auction rate security investment with preferred stock of AMBAC.

While the auctions have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, these auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. In addition, some of these securities have experienced downgrades, but continue to be considered investment grade by one or more rating agencies. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheet. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings of some of the securities during the quarter, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded an impairment charge of $10.3 million at June 28, 2008. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental impact on our financial results.

We also determined that an other-than-temporary decline in fair value had occurred with respect to our foundry investment in United Microelectronics Corporation (“UMC”). Due to the severity and duration of the decline in the market value of our UMC common stock, we recorded an impairment charge of $1.0 million at June 28, 2008.

In addition, the Company recorded a $0.1 million unrealized gain during the quarter ended June 28, 2008 on certain Short-term marketable securities, which has been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If the Company were to determine in the future that any valuation adjustments are other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain reported in Accumulated other comprehensive loss.

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

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations outside of the ordinary course of business in the first six months of fiscal 2008 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. Subsequent to the end of the second fiscal quarter the Company completed the purchase of $40.0 million in principal amount of its Convertible Notes. These notes were purchased on July 2, 2008, pursuant to the exercise by the noteholders of their repurchase rights under the terms of the Indenture dated June 20, 2003.

Off-Balance Sheet Arrangements

As of June 28, 2008 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 28, 2008, the Company had investments in auction rate securities. Due to liquidity issues in global credit and capital market conditions, these auction rate securities have experienced multiple failed auctions. We have recorded an impairment charge to Other (expense) income, net to reflect our estimate of the fair value of these instruments as other-than-temporary. For a complete discussion on auction rate securities, see Note 4 to the Company’s Condensed Consolidated Financial Statements.

Except for the above, there have been no material changes to the quantitative and qualitative disclosures about market risk reported in our Annual Report on Form 10-K for the year ended December 29, 2007.

ITEM 4.     CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The information set forth above under Note  13 contained in the “Notes to Consolidated Condensed Financial Statements” is incorporated herein by reference.

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

We may experience a disruption of our business activities due to the transition to a new Chief Executive Officer and other executive officers.

On June 16, 2008, the Company’s board of directors announced the appointment of Bruno Guilmart as the Company’s President and Chief Executive Officer, effective July 7, 2008. In addition, we announced on July 14, 2008 that our Chief Financial Officer had resigned effective July 31, 2008, and we recently appointed an Interim Chief Financial Officer. We may experience disruption in our business activities as we transition to these new executive officers, and our relationships with employees, customers and suppliers could be adversely effected by these disruptions. In addition, our competitors may seek to use this transition and the related potential disruptions to gain a competitive advantage over us. Our future operating results depend substantially upon the continued service of our executive officers and key personnel and in significant part upon our ability to attract and retain qualified management personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees. In addition, in connection with the transition to a new chief executive officer, we have begun to explore opportunities to formulate a new cost structure, a refined product strategy and a new business model that better aligns operating costs with near-term revenue expectations to deliver improved operating results. Any changes to our business are subject to the risks that management may be diverted from ongoing business activities, we could incur significant costs and expenses to undertake changes, and that such changes may result in loss of key employees and customer relationships. The benefits from changes in the cost structure and product strategy may not materialize for a number of reasons, including the possibility that we may incur unanticipated costs, experience management turnover, or fail to gain market acceptance of a refined product strategy or be unable to execute the plan in a timely manner.

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

Lattice and Fujitsu have entered into agreements pursuant to which Fujitsu manufactures our current and future FPGA products on its 130 nanometer, 90 nanometer and 65 nanometer CMOS process technologies, as well as on 130 nanometer and 90 nanometer technologies with embedded flash memory that we have jointly developed with Fujitsu. Fujitsu is our sole source supplier of wafers for our newest FPGA products and our planned future FPGA products. The success of our next generation FPGA products is dependent on our ability to successfully partner with Fujitsu. If for any reason we are unsuccessful in our efforts to partner with Fujitsu in connection with these next generation FPGA products, our future revenue growth may be materially adversely affected.

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

If, due to these or other factors, our new silicon and software products do not achieve market acceptance, our operating results may be harmed.

The potential impact of customer design-in activity on future revenue is inherently uncertain and could impact our ability to manage production or our ability to forecast sales.

We face uncertainties relating to the potential impact of customer design-in activity because it is unknown whether any particular customer design-in will ultimately result in sales of significant volume. After a specific customer design-in is obtained, many factors can impact the timing and amount of sales that are ultimately realized from the specific customer design-in. Changes in the competitive position of our technology, our customer’s product competitiveness, our customer’s product strategy, the financial position of our customer, and many other factors can all impact the timing and amount of sales ultimately realized from any specific customer design-in. As a result, we may not be able to accurately manage the production levels of our new products or accurately forecast the future sales of such products, and, thus, our operating results may be harmed.

Our entire long-term marketable securities portfolio is invested in auction rate securities, a number of which have been the subject of failed auctions, which have adversely affected the liquidity of these securities. If auction rate securities continue to experience unsuccessful auctions, or if the credit rating of the auction rate security, auction rate security issuer, the third-party insurer of such investments, the issuers of the investments underlying the securities or credit default swaps, deteriorates, we may be required to adjust the carrying value of the auction rate security through impairment charges, and any of these events could have a materially detrimental effect on our liquidity and results of operations.

At June 28, 2008 and December 29, 2007, we held auction rate securities that were considered illiquid with a face value of $44.9 million and an estimated fair value of $34.6 million, with investment grades of AAA, AA or A collateralized by federally-insured student loans, municipal bonds, corporate bonds, notes, high grade commercial paper, or bank deposit notes. Long-term marketable securities with a face value of $14.0 million (estimated fair value of $9.4 million) are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, for auction rate securities with a face value of $8.3 million (estimated fair value of $4.2 million) held in Long-term marketable securities, Ambac Assurance Corporation (“AMBAC”, the issuer) can exercise a put option, which essentially replaces the auction rate security investment with preferred stock of AMBAC.

While the auctions have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, these auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. In addition, some of these securities have experienced downgrades, but continue to be considered investment grade by one or more rating agencies. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheet. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings of some of the securities during the quarter, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded an impairment charge of $10.3 million at June 28, 2008. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental impact on our financial results.

Product quality problems could lead to reduced revenue, gross margins and net income.

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

We do not assemble our finished products or perform all testing of our products. Currently, our finished products are assembled and tested by ASE in Malaysia, Amkor in the Philippines and South Korea, Fujitsu in Japan, AIT in Indonesia, UTAC in Singapore and other independent contractors in Asia. If any of our current or future assembly or test contractors significantly interrupts or reduces our supply of assembled and tested devices, our operating results could be harmed.

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

Our stock price has ranged from a low of $2.79 per share to a high of $4.00 per share for the quarter ended June 28, 2008.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	Our stockholders voted upon the following proposals at our Annual Meeting of Stockholders held on May 6, 2008.

			For	Withheld
(1) Election of directors:
Patrick S. Jones			91,644,887	4,378,729
W. Richard Marz			92,012,851	4,010,765

	For	Against	Abstain	Not voted
(2) Approval of a stockholder proposal concerning declassificaion of the board of directors, whereby directors would be elected annually and not by class.	69,403,804	3,851,206	279,163	41,622,937

(3) Ratification of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 3, 2009.	95,453,861	513,876	55,879	19,133,494

The foregoing matters are described in further detail in our definitive proxy statement dated April 11, 2008 for the Annual Meeting of Stockholders held on May 6, 2008.

The terms of the following directors, who were not subject to election at the Annual Meeting of Stockholders, continued after the meeting:

Daniel S. Hauer

Balaji Krishnamurthy

David E. Coreson

Gerhard Parker

ITEM 6.     EXHIBITS

Exhibit Number	Description

3.1	The Company’s Restated Certificate of Incorporation filed February 24, 2004 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

3.2	The Company’s Bylaws, as amended and restated as of January 31, 2006 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed February 3, 2006).

4.4	Indenture, dated as of June 20, 2003, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

4.5	Form of Note for the Company’s Zero Coupon Convertible Subordinated Notes (Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

10.23	Advance Production Payment Agreement dated March 17, 1997 among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.23 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005)(1).

10.24*	Lattice Semiconductor Corporation 1996 Stock Incentive Plan, as amended, and Related Form of Option Agreement (Incorporated by reference to Exhibits (d)(1) and (d)(2) to the Company’s Schedule TO filed on February 13, 2003).

10.33*	2001 Outside Directors’ Stock Option Plan, as amended and restated effective May 1, 2007 (Incorporated by reference to Appendix A filed with the Company’s 2007 Definitive Proxy Statement filed on Schedule 14A on April 5, 2007).

10.34*	2001 Stock Plan, as amended, and related Form of Option Agreement (Incorporated by reference to Exhibits (d)(3) and (d)(4) to the Company’s Schedule TO filed on February 13, 2003).

10.35	Intellectual Property Agreement by and between Agere Systems Inc. and Agere Systems Guardian Corporation and Lattice Semiconductor Corporation as Buyer, dated January 18, 2002 (Incorporated by reference to Exhibit 10.35 filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.37*	Lattice Semiconductor Corporation Executive Deferred Compensation Plan, as amended and restated effective as of August 11, 1997 (Incorporated by reference to Exhibit 99.3 filed with the Company’s Registration Statement on Form S-3, as amended, dated October 17, 2002).

10.38*	Amendment No. 1, to the Lattice Semiconductor Corporation Executive Deferred Compensation Plan, as amended, dated November 19, 1999 (Incorporated by reference to Exhibit 99.4 filed with the Company’s Registration Statement on Form S-3, as amended, dated October 17, 2002).

10.39	Registration Rights Agreement, dated as of June 20, 2003, between the Company and the initial purchaser named therein (Incorporated by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

10.41*	Form of Indemnification Agreement executed by each director and executive officer of the Company and certain other officers and employees of the Company and its subsidiaries (Incorporated by reference to Exhibit 10.41 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

10.42	Amendment dated March 25, 2004 to Advance Production Payment Agreement dated March 17, 1997, as amended, among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.42 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004)(1).

10.43	Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004)(1).

10.44*	Employment Agreement between Lattice Semiconductor Corporation and Stephen A. Skaggs dated August 9, 2005 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on August 12, 2005).

10.45*	Compensation Arrangement between Lattice Semiconductor Corporation and Patrick S. Jones, Chairman of the Board of Directors (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on August 12, 2005).

Exhibit Number	Description

10.46*	Employment Agreement between Lattice Semiconductor Corporation and Jan Johannessen dated November 1, 2005 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.47*	Employment Agreement between Lattice Semiconductor Corporation and Martin R. Baker dated November 1, 2005 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.48*	Employment Agreement between Lattice Semiconductor Corporation and Stephen M. Donovan dated November 1, 2005 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.50*	Compensation Arrangement between Lattice Semiconductor Corporation and Chairpersons for Committees of the Board of Directors (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.51*	Form of Amendment to Stock Option Agreements for 1996 Stock Incentive Plan, as amended, and 2001 Stock Plan, as amended (Incorporated by reference to Exhibit 99.3 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.52*	2006 Executive Bonus Plan (Incorporated by reference to Exhibit 99.4 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.53	Addendum dated March 22, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.53 filed with the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006).

10.54	Addendum No. 2 dated effective October 1, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.54 filed with the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006)(1).

10.55*	2007 Executive Variable Compensation Plan, as amended (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 7, 2006, as amended as described in the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.56*	Form of Notice of Grant of Restricted Stock Units to Executive Officer (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.57*	2008 Executive Variable Compensation Plan, as amended (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 7, 2007).

10.58*	Letter Agreement between Lattice Semiconductor Corporation and Stephen A. Skaggs dated January 31, 2008 (Incorporated by reference to Exhibit 10.58 filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).

10.59	Employment Agreement between Lattice Semiconductor Corporation and Bruno Guilmart dated May 14, 2008 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on June 16, 2008).

10.60	Employment Agreement between Lattice Semiconductor Corporation and Byron W. Milstead dated May 14, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K pursuant to Item 15(b) thereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)

/s/ ROBERT W. O’BRIEN, JR.
Robert W. O’Brien, Jr.
Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: August 6, 2008