Form 10-Q
period 2008-09-27
LATTICE SEMICONDUCTOR CORP
filed 2008-11-05
CIK 855658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 31, 2008            115,442,434

The information contained in this Form 10-Q is as of November 5, 2008. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2007.

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include global economic uncertainty, overall semiconductor market conditions, market acceptance and demand for our new products, our dependencies on our silicon wafer suppliers, the impact of competitive products and pricing, technological and product development risks, the compromised liquidity of our auction rate securities, the transition to a new executive management team, and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), including but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this report. You should not unduly rely on forward-looking statements because our actual results could materially differ from those expressed in any forward-looking statements made by us. Further, any forward-looking statement applies only as of the date on which it is made. We are not required to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenue	$57,610	$58,304	$172,293	$175,654
Costs and expenses:
Cost of products sold	26,493	26,705	77,204	79,516
Research and development	17,534	20,166	53,139	62,926
Selling, general and administrative	14,547	15,054	44,741	44,405
Amortization of intangible assets	1,369	2,458	4,218	7,790
Restructuring	3,882	1,718	6,530	1,615

	63,825	66,101	185,832	196,252

Loss from operations	(6,215)	(7,797)	(13,539)	(20,598)
Other (expense) income, net:	(999)	3,551	(10,186)	10,858

Loss before (benefit) provision for income taxes	(7,214)	(4,246)	(23,725)	(9,740)
(Benefit) Provision for income taxes	(236)	201	78	551

Net loss	$(6,978)	$(4,447)	$(23,803)	$(10,291)

Basic and diluted net loss per share	$(0.06)	$(0.04)	$(0.21)	$(0.09)

Shares used in per share calculations:
Basic and diluted	115,370	115,057	115,240	114,852

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share and par value data)

(unaudited)

	September 27, 2008	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$51,569	$37,332
Short-term marketable securities	17,023	47,731
Accounts receivable, net	29,879	29,293
Inventories	35,756	40,005
Current portion of foundry advances and investments	24,710	27,440
Prepaid expenses and other current assets	8,208	9,745

Total current assets	167,145	191,546
Foundry advances, investments and other assets	76,674	90,407
Property and equipment, less accumulated depreciation	42,017	43,617
Long-term marketable securities	27,436	44,900
Intangible assets, less accumulated amortization	1,596	5,815

Total assets	$314,868	$376,285

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$25,434	$24,065
Accrued payroll obligations	6,980	8,913
Deferred income and allowances on sales to distributors	6,700	8,033
Zero Coupon Convertible Subordinated Notes due in 2010	—	40,000

Total current liabilities	39,114	81,011
Other long-term liabilities	7,640	9,042

Total liabilities	46,754	90,053
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 115,442,000 and 115,134,000 shares issued and outstanding	1,154	1,151
Paid-in capital	616,430	611,508
Accumulated other comprehensive loss	(618)	(1,378)
Accumulated deficit	(348,852)	(325,049)

Total stockholders’ equity	268,114	286,232

Total liabilities and stockholders’ equity	$314,868	$376,285

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net loss	$(23,803)	$(10,291)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,139	21,054
Gain on extinguishment of convertible notes	—	(2,746)
Impairment of Long-term marketable securities and Other current assets	12,756	—
Loss on sale of UMC common stock	233	—
Gain on sale of land	—	(1,604)
Stock-based compensation	4,157	4,063
Changes in assets and liabilities:
Accounts receivable, net	(586)	(8,552)
Inventories	4,249	2,139
Prepaid expenses and other current assets	(351)	2,232
Foundry advances (includes advance credits)	12,704	9,990
Accounts payable and accrued expenses (includes restructuring)	1,763	(47,369)
Accrued payroll obligations	(1,933)	(3,556)
Deferred income and allowances on sales to distributors	(1,333)	812
Other liabilities	440	88

Net cash provided by (used in) operating activities	24,435	(33,740)

Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	74,232	268,962
Purchase of marketable securities	(37,841)	(168,162)
Proceeds from sale of UMC common stock	1,658	—
Proceeds from sale of land	—	2,249
Capital expenditures	(8,530)	(8,939)

Net cash provided by investing activities	29,519	94,110

Cash flows from financing activities:
Extinguishment of Zero Coupon Convertible Subordinated Notes	(40,000)	(66,551)
Advances on yen line of credit	1,414	—
Payment on yen line of credit	(1,136)	(644)
Net proceeds from issuance of common stock	5	2,781

Net cash used in financing activities	(39,717)	(64,414)

Net increase (decrease) in cash and cash equivalents	14,237	(4,044)
Beginning cash and cash equivalents	37,332	40,437

Ending cash and cash equivalents	$51,569	$36,393

Supplemental disclosures of non-cash investing and financing activities:
Unrealized loss on assets measured at fair value, net, included in Accumulated other comprehensive loss	$(26)	$(193)
Distribution of deferred compensation from trust assets	$1,380	$1,333

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

We report based on a 52 or 53-week year ending on the Saturday closest to December 31. Our third quarter of fiscal 2008 and 2007 ended on September 27, 2008 and September 29, 2007, respectively. All references to quarterly or three and nine months ended financial results are references to the results for the relevant fiscal period.

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

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The application of FSP APB 14-1 is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

Note 2 — Net Loss Per Share:

Net loss per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, restricted stock units (“RSUs”), warrants to purchase common stock and Zero Coupon Convertible Subordinated Notes due in 2010 (“Convertible Notes”) for the periods in which they were outstanding (see Note 11).

The computation of basic and diluted net loss per share for the three and nine months ended September 27, 2008, excludes the effects of stock options, non-vested RSUs, and warrants aggregating 20.7 million and 21.2 million shares, respectively, because the effect was antidilutive. The computation of basic and diluted net loss per share for the three and nine months ended September 29, 2007 excludes the effects of stock options, RSUs, and warrants aggregating 22.1 million and 22.2 million shares, respectively, because the effect was antidilutive. Stock options, non-vested RSUs and warrants are antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when there is a loss for the period.

Shares underlying the Convertible Notes, aggregating 0.8 million and 2.3 million for the three and nine months ended September 27, 2008, respectively, and 5.0 million and 6.6 million for the three and nine months ended September 29, 2007, respectively, are excluded from the computation of basic and diluted earnings per share, as the effect was antidilutive. Shares underlying Convertible Notes are antidilutive when there is a loss for the period or if loan servicing costs exceed the profit for the period (see Note 11).

Note 3 — Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	September 27, 2008	December 29, 2007
Short-term marketable securities:
Due within one year	$17,023	$20,289
Due after one year through five years	—	7,192
Due after five years through ten years	—	5,675
Due after ten years	—	14,575

	17,023	47,731

Long-term marketable securities:
Due after five years through ten years	8,380	14,000
Due after ten years	14,894	22,575
No contractual maturity date	4,162	8,325

	27,436	44,900

	$44,459	$92,631

Even though stated maturity dates of certain marketable securities exceed one year beyond the balance sheet dates, all have been classified as current assets, except those auction rate securities experiencing unsuccessful auctions as of September 27, 2008 and December 29, 2007, respectively. In accordance with Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Current Liabilities,” we view our Short-term marketable securities as available for use in our current operations. The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	September 27, 2008	December 29, 2007
Short-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Federally-insured student loans	$—	$8,075
Municipal bonds	—	12,175
Corporate and municipal bonds, notes and commercial paper	12,023	19,960
Market rate investments	5,000	7,521

	17,023	47,731

Long-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Federally-insured student loans	14,894	16,875
Municipal bonds	—	5,700
Corporate bonds, subject to credit default swap risk	8,380	14,000
Commercial paper, with put option by AMBAC	4,162	8,325

	27,436	44,900

	$44,459	$92,631

At September 27, 2008 and December 29, 2007, we held auction rate securities that were considered illiquid with a face value of $39.2 million and $44.9 million, respectively, and an estimated fair value of $27.4 million and $44.9 million, respectively. These auction rate securities with investment grades of AAA, AA or A, except for an auction rate security with a face value of $2.0 million (estimated fair value of $0.8 million) collateralized by consumer credit card debt, are collateralized by federally-insured student loans, corporate bonds, notes, commercial paper, or bank deposit notes. Long-term marketable securities with a face value of $14.0 million (estimated fair value of $8.4 million) are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, for auction rate securities with a face value of $8.3 million (estimated fair value of $4.2 million) held in Long-term marketable securities, Ambac Assurance Corporation (“AMBAC”, the issuer) can exercise a put option, which essentially replaces the auction rate security investment with preferred stock of AMBAC.

While the auctions for auction rate securities have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. In addition, some of these securities have experienced downgrades, but continue to be considered investment grade by one or more rating agencies. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheet. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings of some of the securities, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded an impairment charge of $1.4 million and $11.8 million for the quarter and nine months ended September 27, 2008, respectively. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

In addition, the Company recorded an unrealized loss of $0.1 million during the quarter ended September 27, 2008 on certain Short-term marketable securities, which has been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain reported in Accumulated other comprehensive loss.

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

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets for similar assets or liabilities that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of September 27, 2008, the Company held certain assets and liabilities that are measured at fair value on a recurring basis. These include marketable securities (see Note 3), and foundry investments (see Note 7).

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 were as follows (in thousands):

	Fair value measurements as of September 27, 2008
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$51,569	$51,569	$—	$—
Short-term marketable securities	17,023	17,023	—	—
Long-term marketable securities	27,436	—	—	27,436

Total assets measured at fair value	$96,028	$68,592	$—	$27,436

For our Level 1 assets we utilized quoted prices in active markets for identical assets. For our Level 3 assets we developed assumptions based on a number of data points, which includes access to broker provided inputs, issuer’s credit quality, maturity, probability to be called and lack of liquidity. As a result of failed auctions on our auction rate securities, quoted prices in active markets are not readily available, and thus Level 3 valuation is appropriate. During the nine months ended September 27, 2008, the following changes occurred in our Level 3 assets (in thousands):

Fair value of Long-term marketable securities at December 29, 2007	$44,900
Sold Long-term marketable securities	(5,700)
Impairment of Long-term marketable securities	(11,764)

Fair value of Long-term marketable securities at September 27, 2008	$27,436

Based on market conditions, we recorded an impairment charge of $1.4 million related to auction rate securities in the three months ended September 27, 2008 (see Note 3). We have also recorded an unrealized loss of $0.1 million to Accumulated other comprehensive loss for investments held in Short-term marketable securities in the three months ended September 27, 2008 to reflect the fair value of these instruments.

Note 5 — Inventories (in thousands):

	September 27, 2008	December 29, 2007
Work in progress	$26,270	$28,933
Finished goods	9,486	11,072

	$35,756	$40,005

Note 6 — Changes in Stockholders’ Equity (in thousands):

	Common stock	Paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balances, December 29, 2007	$1,151	$611,508	$(1,378)	$(325,049)	$286,232
Common stock issued in connection with exercise of stock options and ESPP and net vested RSUs	3	460	—	—	463
Unrealized loss on foundry investments	—	—	(309)	—	(309)
Impairment of foundry investments sold	—	—	992	—	992
Unrealized loss on marketable securities (see Note 4)	—	—	(10,371)	—	(10,371)
Realized loss on auction rate securities previously recorded as unrealized loss (see Note 4)	—	—	10,345	—	10,345
Stock-based compensation expense related to stock options, ESPP and RSUs	—	4,410	—	—	4,410
Distribution of stock held by deferred stock compensation plan	—	52	—	—	52
Translation adjustments	—	—	103	—	103
Net loss for nine months ended September 27, 2008	—	—	—	(23,803)	(23,803)

Balances, September 27, 2008	$1,154	$616,430	$(618)	$(348,852)	$268,114

Total comprehensive loss for the first nine months of fiscal 2008 was approximately $23.0 million and is substantially comprised of a $11.3 million loss related to an impairment charge to auction rate securities and foundry investments (see Note 4) and a net loss from operations of approximately $13.5 million.

Note 7 — Foundry Advances, Investments and Other Assets (in thousands):

	September 27, 2008	December 29, 2007
Foundry advances, investments and other assets	$101,384	$117,847
Less: Current portion of foundry advances and investments	(24,710)	(27,440)

	$76,674	$90,407

On July 29, 2008, we sold our entire investment of 3.6 million shares of the common stock of United Microelectronics Corporation, a public Taiwanese company. The fair value (see Note 4) of such common stock was $2.2 million at December 29, 2007, and was included in Current portion of foundry advances and investments.

Note 8 — Intangible Assets (in millions):

	Gross	Accumulated amortization	Net
September 27, 2008
Current technology	$273.6	$272.4	$1.2
Licenses	10.2	9.8	0.4

Total	$283.8	$282.2	$1.6

December 29, 2007
Current technology	$273.6	$(269.3)	$4.3
Licenses	10.2	(8.7)	1.5

Total	$283.8	$(278.0)	$5.8

At September 27, 2008 we had net purchased intangible assets related to current technology and licenses of approximately $1.2 million and $0.4 million, respectively, which will be fully amortized by the end of the first quarter of 2009.

Note 9 — Income Taxes:

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2000. We have federal net operating loss carryforwards that expire at various dates between 2021 and 2028. We have state net operating loss carryforwards that expire at various dates from 2008 through 2028. We also have federal and state credit carryforwards, some of which do not expire, with the remainder expiring at various dates from 2008 through 2028. We have provided a valuation allowance equal to our net federal and state deferred tax assets due to uncertainties regarding their realization.

On July 30, 2008 The Housing and Economic Recovery Act of 2008 was signed into law. This act enables taxpayers to accelerate certain unutilized income tax credits. The Company recorded an income tax benefit of $0.3 million during the quarter ended September 27, 2008 related to the acceleration of its research tax credits and $0.2 million related to a refund of previous taxes in the People’s Republic of China, partially offset by additional provision for foreign income taxes for 2008.

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

At September 27, 2008, it is reasonably possible that $2.2 million of unrecognized tax benefits and associated interest and penalties could significantly change during the next twelve months. The $2.2 million potential change may represent a decrease in unrecognized tax benefits, comprised of items related to matters currently in IRS appeals, certain federal and state credits and uncertain income tax positions related to foreign tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

Note 10 — Restructuring:

During the third quarter of 2008, we initiated a restructuring plan (“2008 restructuring plan”) to better align operating expenses with near-term revenue expectations, primarily by reducing headcount. We recorded an initial restructuring charge of $3.8 million under the 2008 restructuring plan that is comprised primarily of severance and related costs of which $1.9 million was paid during the third quarter of 2008. The Company expects the 2008 restructuring plan to be substantially complete by the end of fiscal 2008.

The following table displays the current estimate for each major type of cost associated with the 2008 restructuring plan (in thousands):

	Initial accrual	Paid or Settled	Balance at September 27, 2008
Severance and related	$3,631	$(1,754)	$1,877
Other	207	(147)	60

Total	$3,838	$(1,901)	$1,937

During the third quarter of 2007, we approved and initiated a restructuring plan (“2007 restructuring plan”) to lower operating expenses primarily by reducing headcount. This plan encompassed a reduction in work force, a voluntary separation program for certain employees and the closure of certain leased facilities.

The following table displays the activity for each major type of cost associated with the 2007 restructuring plan (in thousands):

	Balance at December 29, 2007	Charged to expense	Paid or settled	Adjustments to reserve	Balance at September 27, 2008	Aggregate expense and adjustments at September 27, 2008
Severance and related	$119	$1,273	$(375)	$(4)	$1,013	$3,670
Lease loss reserve	—	1,372	(938)	—	434	1,388
Other	65	43	(85)	(4)	19	325

Total	$184	$2,688	$(1,398)	$(8)	$1,466	$5,383

Included in our Condensed Consolidated Statement of Operations and reported as Restructuring charges for the nine months ended September 27, 2008 is a net charge to operating expenses of $2.7 million related to the 2007 restructuring plan. This amount is comprised primarily of $1.4 million related to future lease payments associated with a vacated facility in San Jose, California, $1.0 million in severance costs and a non-cash charge of $0.3 million for the effects of accelerated vesting related to the resignation of our former President and Chief Executive Officer effective May 31, 2008.

In addition to the amounts recorded for the 2007 restructuring plan, at September 27, 2008 the Condensed Consolidated Balance Sheet included $0.4 million related to operating lease commitments accrued as remaining costs under provisions of a restructuring plan initiated and completed during the fourth quarter of 2005 (“2005 restructuring plan”) to reduce operating expenses. From the period beginning with the fourth quarter of 2005 through the third quarter of 2008, the aggregate expense under the 2005 restructuring plan is $11.9 million.

The above restructuring accruals at September 27, 2008 are based on estimates that are subject to change.

Note 11 — Zero Coupon Convertible Subordinated Notes due in 2010:

On June 20, 2003, we issued $200.0 million in Convertible Notes. In October 2003, our Board of Directors authorized management to purchase up to $100.0 million of our Convertible Notes. In November 2006, our Board of Directors authorized management to purchase up to an additional $20.0 million, and in August 2007, our Board of Directors authorized management to purchase up to an additional $40.0 million of our Convertible Notes, for an aggregate potential purchase amount of $160.0 million. The Company purchased a total of $160.0 million in Convertible Notes from 2003 through 2007.

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

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Line item:
Cost of products sold	$120	$108	$332	$363
Research and development	680	664	1,939	2,034
Selling, general and administrative	695	577	1,886	1,666

	$1,495	$1,349	$4,157	$4,063

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

Note 14 — Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area was as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2008		September 29, 2007		September 27, 2008		September 29, 2007
United States:	$9,877	17%	$9,687	17%	$28,794	17%	$33,609	19%
Export revenue:
China	17,577	31	15,510	27	48,118	28	39,344	22
Europe	11,473	20	11,718	20	35,930	21	35,573	20
Japan	7,170	13	7,481	13	23,927	14	22,868	13
Taiwan	5,418	9	5,909	10	16,619	9	20,095	12
Other Asia	4,176	7	5,462	9	12,331	7	18,278	11
Other Americas	1,919	3	2,537	4	6,574	4	5,887	3

Total export revenue	47,733	83	48,617	83	143,499	83	142,045	81

Total revenue	$57,610	100%	$58,304	100%	$172,293	100%	$175,654	100%

Revenue attributable to our three largest distributors, Arrow Electronics, Inc., Avnet, Inc. and Promaster Technology Corporation accounted for approximately 12%, 14% and 10%, respectively, of revenue in the first nine months of fiscal 2008, and 13%, 15% and 10%, respectively, of revenue for the first nine months of fiscal 2007. More than 90% of our property and equipment is located in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Lattice Semiconductor Corporation (the “Company”) designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by the end customer as specific logic circuits, and thus enable shorter design cycle times and reduced development costs. Within the programmable logic market there are two main components: field programmable gate arrays (“FPGAs”) and programmable logic devices (“PLDs”), each representing a distinct silicon architectural approach. Products based on the two alternative programmable logic architectures are generally optimal for different types of logic functions, although many logic functions can be implemented using either architecture. We believe that a substantial portion of programmable logic customers utilize both FPGA and PLD architectures. Our end customers are primarily original equipment manufacturers in the communications, computing, consumer, industrial, automotive, medical and military end markets.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the nine months ended September 27, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, except for the adoption of Statements of Financial Accounting Standards No. 157 (“SFAS No. 157”) effective December 30, 2007.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory and deferred income taxes and liabilities, such as accrued liabilities, income taxes and deferred income and allowances on sales to certain distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Our most critical estimate relates to Auction Rate Securities and these fair value estimates are made in accordance with the provisions of SFAS No. 157. Actual results could differ from those estimates.

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

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The application of FSP APB 14-1 is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

Results of Operations

Revenue

Key elements of our Condensed Consolidated Statement of Operations (dollars in thousands), and expressed as a percentage of revenues, were as follows:

	Three Months Ended				Nine Months Ended
	September 27, 2008		September 29, 2007		September 27, 2008		September 29, 2007
Revenue	$57,610	100.0%	$58,304	100.0%	$172,293	100.0%	$175,654	100.0%
Gross margin	31,117	54.0	31,599	54.2	95,089	55.2	96,138	54.7
Research and development	17,534	30.4	20,166	34.6	53,139	30.8	62,926	35.8
Selling, general and administrative	14,547	25.3	15,054	25.8	44,741	26.0	44,405	25.3
Amortization of intangible assets	1,369	2.4	2,458	4.2	4,218	2.5	7,790	4.4
Restructuring	3,882	6.7	1,718	3.0	6,530	3.8	1,615	0.9

Loss from operations	$(6,215)	(10.8)%	$(7,797)	(13.4)%	$(13,539)	(7.9)%	$(20,598)	(11.7)%

Revenue for our business in the third quarter and nine months ended September 27, 2008 decreased to $57.6 million and $172.3 million, respectively, compared to $58.3 million and $175.7 million for the third quarter and nine months ended September 29, 2007, respectively. The decrease is primarily due to a reduction in revenue from Mainstream and Mature products, partially offset by an increase in total revenue from New products.

The decline in revenue for all periods presented is primarily related to the decline in the military end market. The communications end market accounted for approximately 54% of our revenue for the third quarter ended September 27, 2008 and September 29, 2007 and 54% and 50% for the nine months ended September 27, 2008 and September 29, 2007, respectively. Accordingly, a significant portion of our revenue is dependent on the health of this end market.

Revenue by Product Line

From a product line viewpoint, in the three months and nine months ended September 27, 2008, there was a 21% and 12% increase in FPGA revenue, respectively, due to varying product mix compared to the third quarter and nine months ended September 29, 2007. PLD revenue decreased 8% and 6% for the third quarter and nine months ended September 27, 2008, respectively, compared to the third quarter and nine months ended September 29, 2007. PLD units sold decreased in the third quarter and nine months ended September 27, 2008 by 11% and 12%, respectively, compared to the third quarter and nine months ended 2007; however, these decreases were partially offset by an increase in average selling price caused by varying product mix.

The composition of our revenue by product line for the third quarter and first nine months of fiscal 2008 and 2007 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2008		September 29, 2007		September 27, 2008		September 29, 2007
FPGA	$16,453	29%	$13,576	23%	$43,528	25%	$38,966	22%
PLD	41,157	71	44,728	77	128,765	75	136,688	78

Total Revenue	$57,610	100%	$58,304	100%	$172,293	100%	$175,654	100%

Revenue by Product Classification

Revenue for New products increased 111% and 109% for the third quarter and first nine months of fiscal 2008, respectively, compared to the third quarter and first nine months of fiscal 2007, as a result of increased unit sales partially offset by a decrease in average selling price. Revenue for Mainstream products decreased 18% and 8% for the third quarter and first nine months of fiscal 2008 compared to the third quarter and first nine months of 2007, primarily due to a decline in unit sales of PLD products across multiple market segments related to inventory reductions at customers primarily in Taiwan and Other Asia, partially offset by an increase in average selling price caused by varying product mix. Mature products revenue decreased 22% and 26% for the third quarter and first nine months of fiscal 2008, respectively, compared to the third quarter and first nine months of fiscal 2007 primarily as a result of decreased unit sales. Among other things, future revenue growth is dependent on overall economic conditions for our industry and market acceptance of our New products as well as continued demand for our Mature and Mainstream products.

The composition of our revenue by product classification for the third quarter and first nine months of fiscal 2008 and 2007 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2008		September 29, 2007		September 27, 2008		September 29, 2007
New *	$17,511	30%	$8,313	14%	$41,032	24%	$19,606	11%
Mainstream *	24,968	43	30,547	53	80,770	47	87,875	50
Mature *	15,131	27	19,444	33	50,491	29	68,173	39

Total Revenue	$57,610	100%	$58,304	100%	$172,293	100%	$175,654	100%

*	Product Classification:

New:	LatticeXP2, LatticeSC, LatticeECP2/M, LatticeECP, LatticeXP, MachXO, Power Manager, ispClock

Mainstream:	FPSC, ispXPLD, ispGDX2, ispMACH 4/LV, ispGDX/V, ispMACH 4000/Z, ispXPGA, Software and IP

Mature:	ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-Volt CPLDs, all SPLDs

Revenue by Geography

Export revenue as a percentage of total revenue was 83% for the third quarter and first nine months of fiscal 2008, compared to 83% and 81% for the third quarter and first nine months of fiscal 2007, respectively. Export revenue as a percentage of overall revenue increased due to relatively more favorable business conditions in Asia and a continuing trend towards outsourcing of manufacturing by North American customers. Due to the dependence on export revenue, among other things, future revenue growth is dependent on world economics, the effects of weakening foreign currencies compared to the U.S. dollar and other macroeconomic conditions.

The composition of our revenue by geographic location of our direct and indirect customers is as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2008		September 29, 2007		September 27, 2008		September 29, 2007
United States:	$9,877	17%	$9,687	17%	$28,794	17%	$33,609	19%
Export revenue:
China	17,577	31	15,510	27	48,118	28	39,344	22
Europe	11,473	20	11,718	20	35,930	21	35,573	20
Japan	7,170	13	7,481	13	23,927	14	22,868	13
Taiwan	5,418	9	5,909	10	16,619	9	20,095	12
Other Asia	4,176	7	5,462	9	12,331	7	18,278	11
Other Americas	1,919	3	2,537	4	6,574	4	5,887	3

Total export revenue	47,733	83	48,617	83	143,499	83	142,045	81

Total revenue	$57,610	100%	$58,304	100%	$172,293	100%	$175,654	100%

Gross Margin and Operating Expenses

Our gross margin percentage decreased to 54.0% and increased to 55.2% in the third quarter and first nine months of fiscal 2008, respectively, from 54.2% and 54.7% in the third quarter and first nine months of fiscal 2007, respectively. The decrease in gross margin was primarily attributable to varying product mix.

Research and development expense decreased to $17.5 million and $53.1 million in the third quarter and first nine months of fiscal 2008, respectively, compared to $20.2 million and $62.9 million in the third quarter and first nine months of fiscal 2007, primarily as a result of a decrease in engineering mask and wafer costs and reduced head count expenses resulting from the 2008 and 2007 restructuring plans. We believe that a continued commitment to research and development is essential in order to provide innovative new product offerings and maintain competitiveness in our industry, and therefore we may be required to make increased investments in engineering mask and wafer costs.

Selling, general and administrative expenses decreased to $14.5 million and increased to $44.7 million in the third quarter and first nine months of fiscal 2008, respectively, compared to $15.1 million and $44.4 million in the third quarter and first nine months of fiscal 2007, respectively, primarily as a result of the reduced headcount expenses resulting from the 2008 and 2007 restructuring plans and a $0.9 million reversal of an accrual for legal expenses in the first three months of 2007.

Amortization of intangible assets was $1.4 million and $4.2 million for the third quarter and first nine months of fiscal 2008, respectively, compared to $2.5 million and $7.8 million in the third quarter and first nine months of fiscal 2007. Intangible assets related to the acquisition of Cerdelinx Technologies, Inc. became fully amortized as of September 29, 2007. Amortization charges related to our other intangible assets will be eliminated by the end of the first quarter of 2009.

Restructuring activity relates primarily to the 2007 restructuring plan initiated during the third quarter of 2007 and the 2008 restructuring plan initiated during the third quarter of fiscal 2008. Included in our Condensed Consolidated Statement of Operations and reported as Restructuring for the third quarter and first nine months of fiscal 2008 is a net charge of $3.9 million and $6.5 million, respectively. The amount through the first nine months of 2008 consists primarily of $3.8 million in severance and related costs under the 2008 restructuring plan. Remaining charges for that period relate primarily to the 2007 restructuring plan of which $1.4 million related to future lease payments associated with a vacated facility in San Jose, California and $1.0 million in severance costs, of which $0.3 million is a non-cash charge resulting from the accelerated vesting of stock options, related to the resignation of our former President and Chief Executive Officer announced on February 1, 2008.

Other (expense) income, net

Other (expense) income, net was an expense of $1.0 million in the third quarter of fiscal 2008 and included an impairment charge of $1.4 million related to an other-than-temporary decline in the fair value of auction rate securities held in Long-term marketable securities and $0.2 million related to a loss on the sale of our common stock investment in a foundry partner held in Other current assets, partially offset by interest on marketable securities and cash equivalents of $0.9 million. The impairment charge to Long-term marketable securities was recorded due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings of some of the securities during the quarter.

Other (expense) income, net was $3.6 million in the third quarter of fiscal 2007 and included a gain on the extinguishment of Zero Coupon Convertible Subordinated Notes due July 1, 2010 (“Convertible Notes”) of $1.7 million and interest on marketable securities and cash equivalents of $1.9 million.

The decrease in interest income is the result of a reduction in the average invested balances and lower interest rates for those invested balances in Marketable securities for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.

Other (expense) income, net was an expense of $10.2 million in the first nine months of fiscal 2008 and included an impairment charge of $11.8 million related to an other-than-temporary decline in the fair value of auction rate securities held in Long-term marketable securities and an impairment charge of $1.2 million related to an other-than-temporary decline in the fair value of our common stock investment in a foundry partner held in Other current assets partially offset by interest on marketable securities and cash equivalents of $3.3 million. The impairment charge to Long-term marketable securities was recorded due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings of some of the securities during the quarter.

Other (expense) income, net was $10.9 million in the first nine months of fiscal 2007 and included a gain on the extinguishment of Convertible Notes of $2.7 million, interest on marketable securities and cash equivalents of $6.3 million and a gain on the sale of land of $1.6 million.

The decrease in interest income is the result of a reduction in the average invested balances and lower interest rates for those invested balances in Marketable securities for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.

(Benefit) Provision for income taxes

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

On July 30, 2008 The Housing and Economic Recovery Act of 2008 was signed into law. This act enables taxpayers to accelerate certain unutilized income tax credits. The Company recorded an income tax benefit of $0.3 million during the quarter ended September 27, 2008 related to the acceleration of its research tax credits and $0.2 million related to a refund of previous taxes in the People’s Republic of China, partially offset by additional provision for foreign income taxes for 2008.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash) (in thousands):

	Nine Months Ended
	September 27, 2008	September 29, 2007
Net cash provided by (used in) operating activities	$24,435	$(33,740)
Net cash provided by investing activities	29,519	94,110
Net cash used in financing activities	(39,717)	(64,414)

Net increase (decrease) in cash and cash equivalents	$14,237	$(4,044)

Operating Activities

Net cash provided by operating activities was $24.4 million in the first nine months of fiscal 2008, compared to Net cash used in operating activities of $33.7 million in the first nine months of fiscal 2007, primarily as a result of a $37.5 million advance payment made to Fujitsu Limited (“Fujitsu”) in the first nine months of fiscal 2007, while no payment was made in the first nine months of fiscal 2008, and increased usage of Fujitsu advance credits in the first nine months of 2008. The Company utilized approximately $2.0 million in additional inventory for the first nine months of fiscal 2007 and the first nine months of fiscal 2008. There was no significant change in Accounts receivable, net.

Investing Activities

Net cash provided by investing activities decreased by $64.6 million in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The decrease was due to the sales of marketable securities to fund the $37.5 million advance payment to Fujitsu and the $66.6 million used to extinguish Convertible Notes in the first nine months of fiscal 2007, while no payments were made to Fujitsu and only $40.0 million was used to extinguish Convertible Notes in the first nine months of fiscal 2008. Further, purchases of marketable securities decreased due to a shift in our investment policy toward cash equivalents and corporate bonds, notes, and commercial paper in response to the uncertainties in the global credit and capital markets.

Financing Activities

Net cash used in financing activities decreased $24.7 million for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The decrease was primarily due to the use of $66.6 million to extinguish Convertible Notes in the first nine months of fiscal 2007, while only $40.0 million was used to extinguish Convertible Notes in the first nine months of fiscal 2008.

Liquidity

As of September 27, 2008, our principal source of liquidity was $68.6 million of Cash and cash equivalents and Short-term marketable securities, which were approximately $16.5 million less than the Cash and cash equivalents and Short-term marketable securities balance of $85.1 million at December 29, 2007. Working capital increased to $128.0 million at September 27, 2008 from $110.5 million at December 29, 2007. On July 2, 2008, the Company completed the purchase of $40.0 million in principal amount of its Convertible Notes in accordance with the provisions of the Indenture dated June 20, 2003 and pursuant to the exercise by the noteholders of their repurchase rights. Based on these purchases, no such Convertible Notes remain outstanding.

We believe that our existing liquid resources and cash expected to be generated from future operations, combined with advance credits from our foundries, will be adequate to meet our operating and capital requirements and obligations for the next twelve months. As of March 31, 2007, we had completed the unsecured advance payments of an aggregate of $125.0 million to Fujitsu. The advance payments will be returned to us in the form of wafer credits or other services (including engineering mask set charges), subject to the right of either party to terminate the agreement upon the occurrence of certain events. Collectively, wafer credits and other services are referred to as “advance credits”. As of September 27, 2008, $30.9 million had been returned to us in the form of advance credits, and we expect an additional $24.7 million to be returned to us in the form of advance credits during the next twelve months. Beginning December 31, 2008, the Company has the right to request the repayment of some, or all, of the unused amount of the advance payments. The repayment obligation of Fujitsu is unsecured.

At September 27, 2008 and December 29, 2007, we held auction rate securities that were considered illiquid with a face value of $39.2 million and $44.9 million, respectively, and an estimated fair value of $27.4 million and $44.9 million, respectively. These auction rate securities with investment grades of AAA, AA or A, except for an auction rate security with a face value of $2.0 million (estimated fair value of $0.8 million) collateralized by consumer credit card debt, are collateralized by federally-insured student loans, corporate bonds, notes, commercial paper, or bank deposit notes. Long-term marketable securities with a face value of $14.0 million (estimated fair value of $8.4 million) are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, for auction rate securities with a face value of $8.3 million (estimated fair value of $4.2 million) held in Long-term marketable securities, Ambac Assurance Corporation (“AMBAC”, the issuer) can exercise a put option, which essentially replaces the auction rate security investment with preferred stock of AMBAC.

While the auctions for auction rate securities have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. In addition, some of these securities have experienced downgrades, but continue to be considered investment grade by one or more rating agencies. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheet. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings of some of the securities, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded an impairment charge of $1.4 million and $11.8 million for the quarter and nine months ended September 27, 2008, respectively. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

In addition, the Company recorded an unrealized loss of $0.1 million during the quarter ended September 27, 2008 on certain Short-term marketable securities, which has been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain reported in Accumulated other comprehensive loss.

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

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations outside of the ordinary course of business in the first nine months of fiscal 2008 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

Off-Balance Sheet Arrangements

As of September 27, 2008 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 27, 2008, the Company had investments in auction rate securities. Due to liquidity issues in global credit and capital market conditions, these auction rate securities have experienced multiple failed auctions. We have recorded an impairment charge to Other (expense) income, net to reflect our estimate of the fair value of these instruments as other-than-temporary. For a complete discussion on auction rate securities, see Notes 3 and 4 to the Company’s Condensed Consolidated Financial Statements.

Except for the above, there have been no material changes to the quantitative and qualitative disclosures about market risk reported in our Annual Report on Form 10-K for the year ended December 29, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Global economic conditions and uncertainty could adversely affect our revenue, gross margin and expenses.

Our revenue and gross margin depend significantly on general economic conditions and the demand for programmable logic devices in markets in which we compete. Global economic weakness and constrained infrastructure spending have previously resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and collect customer receivables. In addition, our relationships with our employees and suppliers could be adversely affected. We could experience such economic weakness and reduced spending due to various macroeconomic factors affecting spending and investment behavior, including periods of economic recession, conditions in the residential real estate and mortgage markets, access to credit, and the weakening or strengthening of the U.S. dollar relative to other world currencies. In addition, customer financial difficulties have previously resulted, and could result in the future, in increases in bad debt write-offs and additions to reserves in our receivables portfolio. We also have experienced, and may experience in the future, gross margin declines in certain products, reflecting the effect of items such as competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production lines, and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that, as a result of competitive pricing pressures or other factors, we are unable to pass on to our customers. Global economic downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Whenever adverse economic or end market conditions exist, there is likely to be an adverse effect on our operating results.

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

At September 27, 2008 and December 29, 2007, we held auction rate securities that were considered illiquid with a face value of $39.2 million and $44.9 million, respectively, and an estimated fair value of $27.4 million and $44.9 million, respectively. These auction rate securities with investment grades of AAA, AA or A, except for an auction rate security with a face value of $2.0 million (estimated fair value of $0.8 million) collateralized by consumer credit card debt, are collateralized by federally-insured student loans, corporate bonds, notes, commercial paper, or bank deposit notes. Long-term marketable securities with a face value of $14.0 million (estimated fair value of $8.4 million) are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, for auction rate securities with a face value of $8.3 million (estimated fair value of $4.2 million) held in Long-term marketable securities, Ambac Assurance Corporation (“AMBAC”, the issuer) can exercise a put option, which essentially replaces the auction rate security investment with preferred stock of AMBAC.

While the auctions for auction rate securities have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. In addition, some of these securities have experienced downgrades, but continue to be considered investment grade by one or more rating agencies. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheet. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings of some of the securities, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded an impairment charge of $1.4 million and $11.8 million for the quarter and nine months ended September 27, 2008, respectively. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

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

Our product development strategy is to aggressively introduce new products in order to grow our overall revenue. While we expect the strong growth of new product revenue to continue, there is no assurance that the rate of growth can be maintained, or that new product revenue will meet our expectations. In addition, currently the majority of our revenue is derived from sales of mainstream and mature products. Mature products are older products that generally are no longer designed by customers into end systems and are sold to support the mass production of customer end systems in which they have historically been designed. Consequently, sales of these products have a tendency to decline as customer end systems gradually reach the end of their life cycles. Mainstream products are more recently introduced products that may still be designed by customers into new systems. However, they are predominantly used in customer end systems that are in the mid-life stage of their life cycles. Consequently, sales of mainstream products can be volatile and are subject to overall economic, industry and customer specific inventory conditions. Sales of mainstream products may increase or decline in a given period depending on conditions.

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

We may be unsuccessful in defining, developing or selling the new programmable logic products required to maintain or expand our business.

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

We may experience a disruption of our business activities due to the transition to new management team.

We may experience disruption in our business activities as we transition to new executive management, and our relationships with employees, customers and suppliers could be adversely effected by these disruptions. In addition, our competitors may seek to use this transition and the related potential disruptions to gain a competitive advantage over us. Our future operating results depend substantially upon the continued service of our executive officers and key personnel and in significant part upon our ability to attract and retain qualified management personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees. In addition, the transition to new executive officers has involved the development of a new cost structure, a refined product strategy and a new business model that better aligns operating costs with near-term revenue expectations to deliver improved operating results. Any changes to our business are subject to the risks that management may be diverted from ongoing business activities, we could incur significant costs and expenses to undertake changes, and that such changes may result in loss of key employees and customer relationships. The benefits from changes in the cost structure and product strategy may not materialize for a number of reasons, including the possibility that we may incur unanticipated costs, experience management turnover, or fail to gain market acceptance of a refined product strategy or be unable to execute the plan in a timely manner.

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

Our stock price has ranged from a low of $2.11 per share to a high of $3.35 per share for the quarter ended September 27, 2008.

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

We may not be able to fund future foundry partner investments and meet other capital needs when required or on favorable terms.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	The Company’s Restated Certificate of Incorporation filed February 24, 2004 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

3.2	The Company’s Bylaws, as amended and restated as of January 31, 2006 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed February 3, 2006).

4.4	Indenture, dated as of June 20, 2003, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

4.5	Form of Note for the Company’s Zero Coupon Convertible Subordinated Notes (Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

10.23	Advance Production Payment Agreement dated March 17, 1997 among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.23 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005)(1).

10.24*	Lattice Semiconductor Corporation 1996 Stock Incentive Plan, as amended, and Related Form of Option Agreement (Incorporated by reference to Exhibits (d)(1) and (d)(2) to the Company’s Schedule TO filed on February 13, 2003).

10.33*	2001 Outside Directors’ Stock Option Plan, as amended and restated effective May 1, 2007 (Incorporated by reference to Appendix A filed with the Company’s 2007 Definitive Proxy Statement filed on Schedule 14A on April 5, 2007).

10.34*	2001 Stock Plan, as amended, and related Form of Option Agreement (Incorporated by reference to Exhibits (d)(3) and (d)(4) to the Company’s Schedule TO filed on February 13, 2003).

10.35	Intellectual Property Agreement by and between Agere Systems Inc. and Agere Systems Guardian Corporation and Lattice Semiconductor Corporation as Buyer, dated January 18, 2002 (Incorporated by reference to Exhibit 10.35 filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.37*	Lattice Semiconductor Corporation Executive Deferred Compensation Plan, as amended and restated effective as of August 11, 1997 (Incorporated by reference to Exhibit 99.3 filed with the Company’s Registration Statement on Form S-3, as amended, dated October 17, 2002).

10.38*	Amendment No. 1, to the Lattice Semiconductor Corporation Executive Deferred Compensation Plan, as amended, dated November 19, 1999 (Incorporated by reference to Exhibit 99.4 filed with the Company’s Registration Statement on Form S-3, as amended, dated October 17, 2002).

10.39	Registration Rights Agreement, dated as of June 20, 2003, between the Company and the initial purchaser named therein (Incorporated by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

10.41*	Form of Indemnification Agreement executed by each director and executive officer of the Company and certain other officers and employees of the Company and its subsidiaries (Incorporated by reference to Exhibit 10.41 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

10.42	Amendment dated March 25, 2004 to Advance Production Payment Agreement dated March 17, 1997, as amended, among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.42 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004)(1).

10.43	Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004)(1).

10.44*	Employment Agreement between Lattice Semiconductor Corporation and Stephen A. Skaggs dated August 9, 2005 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on August 12, 2005).

10.45*	Compensation Arrangement between Lattice Semiconductor Corporation and Patrick S. Jones, Chairman of the Board of Directors (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on August 12, 2005).

Exhibit Number	Description

10.46*	Employment Agreement between Lattice Semiconductor Corporation and Jan Johannessen dated November 1, 2005 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.47*	Employment Agreement between Lattice Semiconductor Corporation and Martin R. Baker dated November 1, 2005 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.48*	Employment Agreement between Lattice Semiconductor Corporation and Stephen M. Donovan dated November 1, 2005 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.50*	Compensation Arrangement between Lattice Semiconductor Corporation and Chairpersons for Committees of the Board of Directors (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.51*	Form of Amendment to Stock Option Agreements for 1996 Stock Incentive Plan, as amended, and 2001 Stock Plan, as amended (Incorporated by reference to Exhibit 99.3 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.52*	2006 Executive Bonus Plan (Incorporated by reference to Exhibit 99.4 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.53	Addendum dated March 22, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.53 filed with the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006).

10.54	Addendum No. 2 dated effective October 1, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.54 filed with the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006)(1).

10.55*	2007 Executive Variable Compensation Plan, as amended (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 7, 2006, as amended as described in the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.56*	Form of Notice of Grant of Restricted Stock Units to Executive Officer (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.57*	2008 Executive Variable Compensation Plan, as amended (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 7, 2007).

10.58*	Letter Agreement between Lattice Semiconductor Corporation and Stephen A. Skaggs dated January 31, 2008 (Incorporated by reference to Exhibit 10.58 filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).

10.59	Employment Agreement between Lattice Semiconductor Corporation and Bruno Guilmart dated May 14, 2008 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on June 16, 2008).

10.60	Employment Agreement between Lattice Semiconductor Corporation and Byron W. Milstead dated May 14, 2008 (Incorporated by reference to Exhibit 10.60 filed with the Company’s Current Report on Form 10-Q filed on August 6, 2008).

10.61	Form of Inducement Stock Option Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K pursuant to Item 15(b) thereof.

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

Date: November 5, 2008