Form 10-K
period 2009-01-03
LATTICE SEMICONDUCTOR CORP
filed 2009-03-13
CIK 855658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 3, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2008	$209,572,214
Number of shares of common stock outstanding as of March 11, 2009	115,510,688

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2009 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, the compromised liquidity of auction rate securities in our long-term marketable securities portfolio, market acceptance and demand for our new products, our reliance on export sales, the concentration of our sales in the communications equipment end market, the affect of global economic conditions on the repayment of certain of our receivables, the effect of the downturn in the economy on capital markets, technology and development risks, the transition to a new executive management team, our having clearly focused our business on identifying and pursuing programmable logic opportunities where we have sustainable and differentiated market positions, the impact of competitive products and pricing, and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), including but not limited to, the items discussed in “Risk Factors” in Item 1A of Part I of this report. You should not unduly rely on forward-looking statements because our actual results could materially differ from those expressed in any forward-looking statements made by us. Further, any forward-looking statement applies only as of the date on which it is made. We are not required to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events.

Item 1.  Business.

Lattice Semiconductor Corporation (“Lattice” or the “Company”) designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by end customers as specific logic circuits, enabling shorter design cycle times and reduced development costs. Our end customers are primarily original equipment manufacturers (“OEMs”) in the communications, computing, consumer, industrial, automotive, medical and military end markets.

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

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2004, 2005, 2006 and 2007 years were 52-week years and ended January 1, 2005, December 31, 2005, December 30, 2006, and December 29, 2007, respectively. Our 2008 fiscal year was a 53-week year and ended on January 3, 2009. Our fiscal 2009 will be a 52-week year and will end on January 2, 2010. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

Programmable Logic Market Background

Three principal types of digital integrated circuits are used in most electronic systems: microprocessors, memory and logic. Microprocessors are used for control and computing tasks, memory is used to store programming instructions and data, and logic is employed to manage the interchange and manipulation of digital signals within a system.

Logic circuits are found in a wide range of today’s digital electronic equipment including communications, computing, consumer, industrial, automotive, medical, and military systems. The logic market encompasses general purpose logic semiconductor products, which include programmable logic devices, and application-specific semiconductor products, which include ASICs (custom devices for a single user) and ASSPs (standardized logic devices marketed to multiple users). According to research firm iSuppli1, the general purpose logic and application-specific semiconductor product categories combined accounted for approximately 38% of the estimated $267 billion worldwide semiconductor market in 2008.

Manufacturers of electronic equipment are challenged to bring differentiated products to market quickly. These competitive pressures often preclude the use of custom-designed ASICs, which generally entail significant design risks, non-recurring expenses and time delays. ASSPs, an alternative to custom designed ASICs, limit a manufacturer’s flexibility to adequately customize an end system. Programmable logic addresses this inherent dilemma. Programmable logic is a standard semiconductor product, purchased by systems manufacturers in a “blank” state that can be custom-configured into a virtually unlimited number of specific logic functions by programming the device with electrical signals. Programmable logic gives system designers the ability to quickly create custom logic functions to provide product differentiation without sacrificing rapid time to market.

According to iSuppli2, the programmable logic market was approximately $3.8 billion in 2008. Within this market, there are two main segments; field programmable gate arrays (“FPGA”) and programmable logic devices (“PLD”), each representing a distinct silicon architectural approach to programmable logic. In 2008, FPGA was a $3.1 billion market while PLD was a $0.7 billion market.2 Products based on the two alternative programmable logic architectures are generally best suited for different types of logic functions, although many logic functions can be implemented using either architecture. FPGAs are characterized by a narrow-input logic cell and use a distributed interconnect scheme. FPGAs may also contain dedicated blocks of fixed circuits such as memory, high-speed input/output interfaces or processors. PLDs are traditionally characterized by a regular building block structure of wide-input logic cells, called macrocells, and use a centralized logic interconnect scheme. More recently, hybrid PLDs, that combine FPGA, PLD, and analog features, have emerged. Although FPGAs and PLDs are typically suited for use in distinct types of logic applications, we believe that a substantial portion of programmable logic customers utilize both FPGA and PLD products.

Lattice Products

Lattice actively participates in both the FPGA and PLD segments. We strive to meet our customers’ needs by offering innovative and differentiated solutions that include not only silicon devices, but also design tools and intellectual property. A brief overview of our key products follows.

FPGA Products

In 2002 we entered the FPGA market as a result of our acquisition of the FPGA business of Agere Systems, Inc. During fiscal 2008, 26% of our revenue was derived from FPGA products, compared to 23% in 2007 and 20% in 2006. In the future, we plan to introduce new FPGA families in high-growth market niches where we believe that we have sustainable and differentiated positions.

LatticeECP Low-Power High-Value FPGAs

The LatticeECP family was designed for customers who need FPGAs with digital signal processing (“DSP”), a significant amount of memory, and high-speed serial communications channels, but do not want to pay the price or power premiums of high end FPGAs. The LatticeECP family is able to serve this mid-range market due to careful circuit design choices aimed at achieving lower cost and various architectural enhancements to reduce power consumption.

[1]	iSuppli, “Competitive Landscaping Tool—Q4 2008,” Nov. 17, 2008
[2]	iSuppli, “Core Silicon Market Tracker & Component AMFT—Q4 2008,” Dec. 24, 2008

Now in its third generation (LatticeECP3), this family is particularly well suited for deployment in wireless infrastructure and wireline access equipment, as well as video and imaging applications. All three generations of the LatticeECP family are manufactured using our foundry partner Fujitsu Limited’s (“Fujitsu”) advanced process technologies.

LatticeXP Non-Volatile FPGAs

Unlike traditional FPGAs that require an external device to load its application program, Lattice’s two generations of the non-volatile LatticeXP FPGA family embed a Flash memory block on-chip to store the program. This on-chip program memory offers customers several unique benefits. First, as a single chip solution it enables customers to reduce their board size. Second, without the comparatively long time delay caused by loading a program externally a customer’s equipment can start up much more quickly. Finally, because the program is stored on-chip a customer’s IP is more secure from theft. While broadly used across many market segments, we believe that the single-chip, instant-on, and high-security provided by the LatticeXP FPGA family make it particularly attractive for the security, surveillance, and display markets.

Both generations of the LatticeXP family are manufactured using embedded Flash processes co-developed with our foundry partner Fujitsu. The use of embedded Flash for the non-volatile memory enables the LatticeXP family to be re-programmable.

LatticeSC System Level FPGAs

The LatticeSC family combines a high performance FPGA fabric with many advanced features to meet the needs of today’s high-speed communication system designs. These features include high-speed serial communication channels, large memories, and high-speed IO. For low cost system level integration, the LatticeSC family offers structured ASIC blocks with a variety of pre-engineered intellectual property cores.

The key features of selected FPGA families are described in the table below:

FPGA Family	Year Introduced	Process Technology (nm)	Operating Voltage	Logic (K LUTs)	SERDES Channels	Max RAM (Mb)	I/O Pins (#)
LatticeECP3™	2009	65	1.2	17-149	4-16	7.2	133-586
LatticeXP2™	2007	90	1.2	5-40	—	1.0	86-540
LatticeSC™	2006	90	1.0/1.2	15-115	4-32	9.6	139-942
LatticeECP2™	2006	90	1.2	6-68	—	1.2	90-583
LatticeECP2M™	2006	90	1.2	19-95	4-16	5.5	140-520
LatticeXP™	2005	130	3.3/2.5/1.8/1.2	3-20	—	0.5	62-340

PLD Products

During fiscal 2008, 74% of our revenue was derived from PLD products, compared to 77% in 2007 and 80% in 2006. Currently, we offer the industry’s broadest line of PLDs based on our numerous families of ispLSI®, ispMACH® and GAL® products.

ispMACH4000 CPLDs

Lattice offers seven versions of the ispMACH4000 in-system programmable CPLD (complex programmable logic device) family. The most recent version, the ispMach4000ZE, is designed for high performance and features an architecture optimized to ensure low power consumption. The ispMach4000ZE devices are offered in ultra-small, space saving packages and are targeted toward handheld and portable equipment.

MachXO PLDs

The MachXO family of versatile non-volatile reconfigurable PLDs is designed for applications traditionally implemented using CPLDs or low-capacity FPGAs. Widely adopted in a broad range of applications that require general purpose I/O expansion, interface bridging and power-up management functions, MachXO PLDs offer the benefits of increased system integration by providing embedded memory, built-in PLLs, high performance LVDS I/O, remote field upgrade and a low power sleep mode, all in a single-device.

Designed for a broad range of low density applications, the MachXO PLD family is used in a variety of end markets including consumer, automotive, communications, computing, industrial and medical.

Power Manager and ispClock Programmable Mixed Signal Devices

As customer equipment grows more complex, their power and clocking problems also become more complex. Our Power Manager and ispClock™ families feature a combination of programmable logic and programmable analog circuitry that allows system designers to reduce system cost and design time by quickly and easily integrating a wide variety of power and clock management functions within a single integrated circuit. These products can replace numerous discrete components, reducing cost and conserving board space, while providing customers with additional design flexibility and time-to-market benefits. The accuracy of our Power Manager products enables more reliable system performance for our customers.

The key features of selected PLD families are described in the table below:

PLD Family	Year Introduced	Process Technology (nm)	Operating Voltage	Maximum Speed (MHz)	Minimum Prop Delay (Nanoseconds)	Logic (Macrocells)	I/O Pins (#)
ispMACH 4000ZE	2008	180	1.8	260	4.4	32-256	32-108
MachXO™	2005	130	3.3/2.5/1.8/1.2	345	3.5	128-1,140	73-271
ispMACH 4000Z	2003	180	1.8	267	3.5	32-256	32-128

Note: MachXO implements logic using look-up tables. The figures shown are the macrocell equivalents.

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

Research and development expenses were $68.6 million in fiscal 2008, $83.0 million in fiscal 2007 and $82.0 million in fiscal 2006. While we expect to continue to make significant future investments in research and development, we streamlined and consolidated our research and development process in the third and fourth quarters of 2007, the impact of which is reflected in Restructuring charges. During the third quarter of 2008, we took additional steps to better align operating expenses with near-term revenue expectations, primarily reducing headcount. (See discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Operations

We do not manufacture our own silicon products. We maintain strategic relationships with large semiconductor foundries to source our finished silicon wafers. This strategy allows us to focus our internal resources on product and market development, and eliminates the fixed cost of owning and operating semiconductor manufacturing facilities. We are also able to take advantage of the ongoing advanced process technology development efforts of semiconductor foundries. In addition, all of our assembly operations and most of our test operations are performed by outside suppliers. We perform certain test operations and reliability and quality assurance processes internally. We have achieved and maintained ISO9001:2000 Quality Management Systems Certification and ISO16949:2002 Quality Systems Certification, and released a full line of PLD products qualified to the AEC-Q100 Reliability Standard.

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

We currently offer an extensive list of standard products in lead (Pb) free packaging. Our lead-free products meet the European Parliament Directive entitled “Restrictions on the use of Hazardous Substances”. We offer a relatively small list of loaded products where they are not prohibited. We continually review our suppliers to ensure they meet or exceed our packaging requirements.

Testing

We electrically test the die on each wafer prior to shipment for assembly. Following assembly, prior to customer shipment, each product undergoes final testing and quality assurance procedures. Final testing on certain products is performed by independent contractors in Indonesia, Malaysia, the Philippines, Singapore and South Korea, and at our Oregon facility.

Marketing, Sales and Customers

We sell our products directly to end customers through a network of independent manufacturers’ representatives and indirectly through a network of independent distributors, some of which have price protection and rights of return on unsold merchandise. We also employ a direct sales management and field applications engineering organization to support our end customers and indirect sales resources. Our end customers are primarily original equipment manufacturers in the communications, computing, consumer, industrial, automotive, medical and military end markets.

As of December 2008, we have agreements with 16 manufacturers’ representatives and two primary distributors, Arrow Electronics, Inc. and Avnet Inc., in North America. We have also established export sales channels in over 50 foreign countries through a network of over 20 sales representatives and distributors. The majority of our sales are made through distributors.

We protect both of our primary North American distributors and some of our foreign distributors against reductions in published prices, and expect to continue this policy in the foreseeable future. We also allow returns from these distributors of unsold products under certain conditions. For these reasons, we do not recognize revenue until products are resold by these distributors to an end customer. Resale of product through these distributors as a percentage of our total revenue was 33%, 36% and 38% in fiscal 2008, 2007 and 2006, respectively.

We provide technical and marketing support to our end customers with engineering staff based at our headquarters, product development centers and selected field sales offices. We maintain numerous domestic and international field sales offices in major metropolitan areas.

Export sales as a percentage of our total revenue were 83%, 81% and 80% in fiscal 2008, 2007 and 2006, respectively. Export sales to China accounted for 28%, 23%, and 17% of revenue in fiscal 2008, 2007, and 2006, respectively, to Japan accounted for 14%, 13%, and 13% of revenue in fiscal 2008, 2007, and 2006, respectively, and to Taiwan accounted for 9%, 11%, and 11% of revenue in fiscal 2008, 2007, and 2006, respectively. Both export and domestic sales are denominated in U.S. dollars, with the exception of sales to Japan, which are denominated in yen. If our export sales decline significantly, there would be a material adverse impact on our business and results of operations.

Our three largest customers are distributors and make up a significant portion of our total revenue. Revenue attributable to resales of products by Arrow Electronics, Inc. accounted for approximately 11%, 13% and 15% of revenue in fiscal 2008, 2007 and 2006, respectively, and by Avnet, Inc., accounted for approximately 14%, 15% and 16% of revenue in fiscal 2008, 2007 and 2006, respectively. Sales of products to Promaster Technology Corporation accounted for approximately 10%, 10% and 8% of revenue in fiscal 2008, 2007 and 2006, respectively. No other individual customer accounted for more than 10% of total revenue in any of the fiscal years 2008, 2007 or 2006.

Seasonality

In most years, we experience some seasonal trends in the sale of our products. Sales of our products are often stronger in the first half of the year and often weaker in the summer months. In addition, December is often a weak month for sales. However, on balance, general economic and semiconductor market conditions have a greater impact on our business and financial results than seasonal trends.

Backlog

Our backlog of scheduled and released orders at January 3, 2009 was $23.6 million, as compared to $33.9 million at December 29, 2007. This backlog consisted of direct customer and distributor orders scheduled for delivery within the next 90 days. Distributor orders accounted for the majority of the backlog in both periods. Direct customer orders may be changed, rescheduled or cancelled under certain circumstances without penalty prior to shipment. Additionally, distributor orders generally may be changed, rescheduled or cancelled without penalty prior to shipment. Furthermore, certain of our distributor shipments are subject to rights of return and price adjustment. Revenue associated with these distributor shipments is not recognized until the product is resold to an end customer. In addition, other distributor shipments are not subject to rights of return or price adjustments. Revenue associated with these distributor shipments is recognized upon shipment to the distributor. Typically, the majority of our revenue results from orders placed and filled within the same period. Such orders are referred to as “turns orders”. By definition, turns orders are not captured in a backlog measurement made at the beginning of a period. We do not anticipate a significant change in this business pattern. For these reasons, backlog as of any particular date should not be used as a predictor of revenue for any future period.

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

We hold numerous domestic, European and Asian patents and have patent applications pending in the United States, Europe and Asia. Our current patents will expire at various times between 2009 and 2026. There can be no assurance that pending patent applications or other applications that may be filed will result in issued patents, or that any issued patents will survive challenges to their validity. Although we believe that our patents have value, there can be no assurance that our patents, or any additional patents that may be issued in the future, will provide meaningful protection from competition. We believe that our success will depend primarily upon the technical expertise, experience, creativity and the sales and marketing abilities of our personnel.

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

Fujitsu

We have an Advance Payment and Purchase Agreement (the “Agreement”), with Fujitsu Limited, pursuant to which we advanced $125.0 million in support of the development and construction of a 300mm wafer fabrication facility in Mie, Japan. As of March 31, 2007, we had completed the unsecured advance payments.

During the third quarter of fiscal 2006 and third quarter of fiscal 2007, we entered into amendments (“Amendments”) to the Agreement, prior to which our $125.0 million advance was to be credited against the purchase price of 300mm wafers received from Fujitsu Limited. The Amendments permit us to also credit the advance against the purchase price of 200mm wafers and other services (collectively, wafer credits and other services are referred to as “advance credits”), including engineering mask set charges.

On December 18, 2008, Lattice entered into a letter agreement with Fujitsu Microelectronics Limited (“Fujitsu Microelectronics”) and Fujitsu Microelectronics America, Inc. (“Fujitsu America”) (together with Fujitsu Microelectronics, collectively “Fujitsu”) in connection with Lattice’s exercise of its right to request repayment of the Advance Payment (as defined in the Agreement) pursuant to the Agreement, as amended, between Lattice, Fujitsu Limited and Fujitsu America and assigned by Fujitsu Limited to Fujitsu Microelectronics, a wholly-owned subsidiary of Fujitsu Limited incorporated in Japan, effective March 21, 2008. Under the terms of the letter agreement, Lattice has requested and Fujitsu has agreed to repay in cash to Lattice the outstanding portion of the Advance Payment pursuant to the following schedule:

•

$30.0 million on or before 15 business days after commencement of Fujitsu’s first fiscal quarter in 2009 (commencing on or about April 1, 2009), together with simple interest at the rate of 0.875% per annum accruing from December 31, 2008 until the first payment is received by Lattice;

•

$30.0 million on or before 15 business days after commencement of Fujitsu’s third fiscal quarter in 2009 (commencing on or about October 1, 2009), together with simple interest at the rate of 0.875% per annum accruing from December 31, 2008 until the second payment is received by Lattice; and

•

The balance of the Advance Payment on or before 15 business days after commencement of Fujitsu’s first fiscal quarter in 2010 (commencing on or about April 1, 2010) with no interest due on such final payment.

As of January 3, 2009, the aggregate balance of the Advance Payment was $91.6 million. The balance of the final Advance Payment repayment to be made after commencement of Fujitsu’s first fiscal quarter in 2010 will be an amount equal to that aggregate balance of $91.6 million less the $60.0 million of repayments during Fujitsu’s first and third fiscal quarters in 2009 and less the amounts of wafer credits or other services (including engineering mask set charges) provided by Fujitsu to Lattice between January 3, 2009 and the date of final repayment. Such amount cannot be estimated at the present time.

All other terms and conditions of the Agreement remain in full force and effect until repayment of the Advance Payment in full. The repayment obligation of Fujitsu is unsecured.

Employees

At January 3, 2009, we had 753 full-time employees. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical and management personnel. No employee is subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers of the Registrant

The following individuals currently serve as our executive officers:

Name	Age	Position
Bruno Guilmart	47	Chief Executive Officer, President and Director
Michael G. Potter	42	Corporate Vice President and Chief Financial Officer
Byron W. Milstead	52	Corporate Vice President and General Counsel
Christopher M. Fanning	46	Corporate Vice President and General Manager, Low Density Solutions
Sean Riley	40	Corporate Vice President and General Manager, High Density Solutions

Bruno Guilmart joined the Company in July 2008 as President and Chief Executive Officer. Mr. Guilmart was appointed director of the Company on July 28, 2008. Prior to joining the Company, Mr. Guilmart served as Chief Executive Officer of the Unisem (M) Berhad Group from August 2007 to June 2008. Mr. Guilmart served as President, Chief Executive Officer and a director of Advanced Interconnect Technologies, Inc. from September 2003 to August 2007. Before joining Advanced Interconnect Technologies, Inc., Mr. Guilmart was Vice President of Worldwide Sales for Chartered Semiconductor Manufacturing Limited. Mr. Guilmart also held senior management and business development positions at Cadence Design Systems, Temic Semiconductor and Hewlett-Packard.

Michael G. Potter joined the Company on February 17, 2009. Prior to joining the Company, Mr. Potter served as the Senior Vice President and Chief Financial Officer of Neophotonics, Inc. from May 2007 to January 2009. Mr. Potter served as Vice President and Chief Financial Officer of STATS ChipPac Ltd. from August 2004 to May 2007. Before the merger of STATS and ChipPac in August 2004, Mr. Potter served as Acting Chief Financial Officer of ChipPac, Inc. Mr. Potter also held senior positions at Honeywell International, Inc. and started his career with KPMG Peat Marwick Thorne. Mr. Potter is a member of the Board of Directors for Canadian Solar Inc.

Byron W. Milstead joined the Company in May 2008 as Corporate Vice President and General Counsel. Prior to joining the Company, Mr. Milstead served as Senior Vice President and General Counsel of Credence Systems Corporation from December 2005 to May 2008. Mr. Milstead served as Vice President and General

Counsel of Credence Systems Corporation from November 2000 until December 2005. Prior to joining Credence Systems Corporation, Mr. Milstead practiced law at the Salt Lake City office of Parsons Behle & Latimer and the Portland offices of both Bogle and Gates and Ater Wynne.

Christopher M. Fanning joined the Company in 1997 and was promoted to Corporate Vice President and General Manager, Low Density Solutions in 2008. Previously, he managed Lattice’s software, intellectual property and technical support businesses as Corporate Vice President, Enterprise Solutions. He also served as Vice President of Strategic Planning. Prior to joining Lattice, Mr. Fanning was employed by The Boston Consulting Group.

Sean Riley joined the Company in September 2008. Prior to joining the Company, Mr. Riley was Vice President of Marketing for MathStar from April 2005 to May 2008, a programmable logic startup company. Mr. Riley joined MathStar from Intel Corporation, where he worked from June 1992 to April 2005 in various marketing, engineering and general management roles.

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

Global economic conditions and uncertainty could adversely affect our revenue, gross margin and expenses, collectability of accounts receivable and supplier relationships.

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

Our entire long-term marketable securities portfolio is invested in auction rate securities, and have all been the subject of failed auctions, which have adversely affected their liquidity. If auction rate securities continue to experience unsuccessful auctions, or if the credit rating of the auction rate security, auction rate security issuer, the third-party insurer of such investments, the issuers of the investments underlying the securities or credit default swaps deteriorate, we have and may in the future be required to adjust the carrying value of the auction rate security through impairment charges, and any of these events could have a materially detrimental effect on our liquidity and results of operations.

At January 3, 2009 and December 29, 2007, we held auction rate securities that were considered illiquid with a face value of $39.2 million and $44.9 million, respectively, and an estimated fair value of $19.5 million and $44.9 million, respectively.

Long-term marketable securities with a face value of $14.0 million (estimated fair value of $5.3 million) are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, investment grade long-term marketable securities with a face value of $8.3 million (estimated fair value of $0.9 million) were replaced on December 3, 2008 by Ambac Assurance Corporation (“AMBAC”, the issuer) auction market preferred shares, as a result of AMBAC exercising their put option feature provided in this security. For the year ended January 3, 2009, the credit ratings on our corporate auction rate securities were downgraded from AAA to ratings ranging from A- and BBB- and preferred shares auction rate securities were downgraded from AA to BBB. In addition, Long-term marketable securities with a face value of $16.9 million (estimated fair value of $13.2 million) are exposed to risks associated with student loan asset-backed notes. Such notes are insured by the federal government or guaranteed by the Federal Family Education Loan Program (FFELP). The credit ratings on our student loan auction rate securities remained unchanged at AAA.

While the auctions for auction rate securities have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Consolidated Balance Sheets. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings on some of the securities, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded an impairment charge of $19.7 million for the fiscal year ended January 3, 2009. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

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

We have limited ability to predict or to foresee changes or the pace of changes in sales by product classification. In recent periods, we have experienced increased rates of decline in sales of our mature products. Additionally, in the past we have also experienced periods of decline in sales of our mainstream products. If in any period, the overall sales of the combination of our mature and mainstream products decline and if sales of new products do not increase at a rate that is sufficient to counteract this decline, then our total revenues would decline. In addition, as mature products typically generate a higher gross margin than mainstream or new products, a faster than normal decline in sales of mature products could adversely impact our gross margins.

Export sales account for the majority of our revenue and may decline in the future due to economic and governmental uncertainties.

We derive a majority of our revenue from export sales. Accordingly, if we experience a decline in export sales, our operating results could be adversely affected. Our export sales are subject to numerous risks, including:

•	changes in local economic conditions;

•	exchange rate volatility;

•	governmental stimulus packages, controls and trade restrictions;

•	export license requirements and restrictions on the export of technology;

•	political instability, war or terrorism;

•	changes in tax rates, tariffs or freight rates;

•	interruptions in transportation; and

•	difficulties in staffing and managing foreign sales offices.

A downturn in the communications equipment end market could cause a reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

The majority of our revenue (currently approximately 54%) is derived from customers in the communications equipment end market. Any deterioration in this end market or any reduction in technology capital spending could lead to a reduction in demand for our products. For example, in the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. Whenever adverse economic or end market conditions exist, there is likely to be an adverse effect on our operating results.

Unforeseen events related to the global economic conditions and uncertainty could adversely affect our ability to collect amounts due from Fujitsu.

As of January 3, 2009, we have Fujitsu related accounts that aggregate $91.6 million, of which $60.0 million is an other receivable to be repaid during Fujitsu’s first and third fiscal quarters in 2009. The balance of the final repayment to be made after commencement of Fujitsu’s first fiscal quarter in 2010 will be an amount equal to that aggregate balance of $91.6 million less the $60.0 million of repayments during Fujitsu’s first and third fiscal quarters in 2009 and less the amounts of wafer credits or other services (including engineering mask set charges) provided by Fujitsu to Lattice between January 3, 2009 and the date of final repayment. The obligation of Fujitsu is unsecured. If unforeseen events related to the global economic conditions and uncertainties adversely affect Fujitsu, we may have to adjust the carrying value of these accounts and it could have a materially detrimental effect on our results of operations.

The downturn in the economy and the volatility in the capital markets could limit our ability to access capital or could increase our costs of capital, if additional financing is required.

We have seen a dramatic downturn in the U.S. and global economy. While we intend to fund our operations from working capital, our ability to execute stock buyback programs, fund capital expansion projects, enter into strategic investments, or support potential acquisitions may be limited as a result of the deteriorating capital markets. Historically, the Company has occasionally accessed these markets to support certain business activities. In the future, the Company may not be able to obtain capital market financing or credit availability on similar terms, or at all, which could have a material adverse effect on the Company’s consolidated financial position, results of operations, and cash flows.

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

We may experience a disruption of our business activities due to the transition to a new executive management team.

We may experience disruption in our business activities as we transition to a new executive management team, and our relationships with employees, customers and suppliers could be adversely affected by these disruptions. In addition, our competitors may seek to use this transition and the related potential disruptions to gain a competitive advantage over us. Our future operating results depend substantially upon the continued service of our executive officers and key personnel and in significant part upon our ability to attract and retain qualified management personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees. In addition, the transition to new executive officers has involved the development of a new cost structure, a refined product strategy and a new business model that better aligns operating costs with near-term revenue expectations to deliver improved operating results. Any changes to our business are subject to the risks that management may be diverted from ongoing business activities, we could incur significant costs and expenses to undertake changes, and that such changes may result in loss of key employees and customer relationships. The benefits from changes in the cost structure and product strategy may not materialize for a number of reasons, including the possibility that we may incur unanticipated costs, experience management turnover, or fail to gain market acceptance of a refined product strategy or be unable to execute the plan in a timely manner.

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

We do not assemble our finished products or perform all testing of our products. Currently, our finished products are assembled and may be tested by independent contractors in Indonesia, Malaysia, the Philippines, Singapore and South Korea or elsewhere in Asia. If any of our current or future assembly or test contractors significantly interrupts or reduces our supply of assembled and tested devices, our operating results could be harmed.

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

In addition, our quarterly revenue levels may be affected to a significant extent by our ability to match inventory and current production mix with the product mix required to fulfill orders. The large number of individual parts we sell and the large number of customers for our products, combined with limitations on our and our customers’ ability to forecast orders accurately and our relatively lengthy manufacturing cycles, may make it difficult to achieve a match of inventory on hand, production units, and shippable orders sufficient to realize quarterly or annual revenue projections.

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

Historically, the price of our common stock has at times experienced rapid and severe price fluctuations that have left investors little time to react. The price of our common stock may continue to fluctuate greatly in the future due to a variety of company specific factors, including:

•	quarter-to-quarter variations in our operating results;

•	shortfalls in revenue or earnings from levels expected by securities analysts and investors;

•	announcements of technological innovations or new products by other companies;

•	any adverse consequences that could arise if our stock price declines below $1.00 per share, including de-listing or other consequences; and

•	any developments, that materially adversely impact investors’ or customers’ perceptions of our business prospects.

Our stock price has ranged from a low of $1.04 per share to a high of $4.00 per share for the fiscal year ended January 3, 2009.

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

All of our major silicon wafer suppliers operate fabrication facilities located in Asia. Additionally, our finished silicon wafers are assembled and tested by independent contractors located in Indonesia, Japan, Malaysia, the Philippines and South Korea. Economic, financial, social and political conditions in Asia have historically been volatile. Financial difficulties, the effects of currency fluctuation, governmental actions or restrictions, prolonged work stoppages, political unrest, war, natural disaster, disease or any other difficulties experienced by our suppliers may disrupt our supply and could harm our operating results.

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

We face risks related to litigation.

We are exposed to certain asserted and unasserted potential claims, including the pending patent litigation brought against us by Lizy K. John. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity or our financial results. We have been and may in the future be subject to various other legal proceedings, including claims that involve possible infringement of patent and other intellectual property rights of third parties. It is inherently difficult to assess the outcome of litigation matters, and there can be no assurance that we will prevail in any litigation. Any such litigation could result in a substantial diversion of our efforts and the use of substantial management and financial resources, which by itself could have a material adverse effect on our financial condition and operating results. Further, an adverse determination in any such litigation could result in a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and can be reasonably estimated.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters consists of land and 200,000 square feet of buildings we own in Hillsboro, Oregon. A portion of undeveloped land near the corporate headquarters is currently owned by the Company but listed for sale. In Shanghai, China, we own two research and development facilities totaling 29,000 square feet and lease an additional 8,000 square foot research and development facility. We currently lease a 66,350 square foot research and development facility in San Jose, California through December 2013. We also currently lease a 6,400 square foot research and development facility in Illinois through August 2012, and a 20,000 square foot research and development facility in Pennsylvania through September 2014. We also lease office facilities in multiple metropolitan locations for our domestic and international sales staff. We believe that our existing facilities are suitable and adequate for our current and foreseeable future needs.

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

Item 3.  Legal Proceedings.

On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (“John”) against Lattice Semiconductor Corporation in the U.S. District Court for the Eastern District of Texas, Marshall Division. John seeks an injunction, unspecified damages, and attorneys’ fees and expenses. The Company filed a request for re-examination of the patent by the United States Patent and Trademark Office (“PTO”), which was granted by the PTO, and the re-examination is in progress. The litigation has been stayed pending the results of the re-examination. Neither the likelihood nor the amount of any potential exposure to the Company can be estimated at this time.

We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity or our financial results. Periodically, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we then accrue a liability for the estimated loss based on the provisions of SFAS No. 5, “Accounting for Contingencies”. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise estimates. Presently, no accrual has been estimated under SFAS No. 5 for potential losses that may or may not arise from the current lawsuits in which we are involved.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the over-the-counter market and prices are quoted on the NASDAQ Global Market under the symbol “LSCC”. The following table sets forth the low and high intraday sale prices for our common stock for the last two fiscal years, as reported by NASDAQ.

	Low	High
2008:
First Quarter	$2.26	$3.27
Second Quarter	2.79	4.00
Third Quarter	2.11	3.35
Fourth Quarter	1.04	2.21
2007:
First Quarter	$5.60	$6.80
Second Quarter	4.96	6.10
Third Quarter	4.35	6.08
Fourth Quarter	3.08	4.54

Holders

As of March 11, 2009, we had approximately 441 stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. We intend to retain earnings to finance the growth of our business. We have never paid cash dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On December 13, 2008, the Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. Under the program, Lattice may purchase shares of common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. There were no purchases in fiscal 2008.

Comparison of Total Cumulative Stockholder Return

The following graph shows the five-year comparison of cumulative stockholder return on our common stock, the S&P 500 Index and the Philadelphia Semiconductor Index (SOX) from December 2003 through December 2008. Cumulative stockholder return assumes $100 invested at the beginning of the period in our common stock, the S&P 500 and the Philadelphia Semiconductor Index (SOX). Historical stock price performance is not necessarily indicative of future stock price performance.

Lattice Cumulative Stockholder Return

Item 6.  Selected Financial Data.

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$222,262	$228,709	$245,459	$211,060	$225,832
Costs and expenses:
Cost of products sold	102,831	103,157	106,727	95,925	96,857
Research and development (1)	68,610	82,977	81,968	97,231	94,375
Selling, general and administrative	58,680	58,485	58,450	57,541	53,803
Impairment loss on goodwill	—	223,556	—	—	—
Amortization of intangible assets (1)	5,587	9,832	10,806	14,392	43,831
Restructuring charges	6,789	2,372	311	11,936	—

	242,497	480,379	258,262	277,025	288,866

Loss from operations	(20,235)	(251,670)	(12,803)	(65,965)	(63,034)
Other (expense) income, net	(17,791)	12,540	16,951	17,079	11,373

(Loss) income before provision for income taxes	(38,026)	(239,130)	4,148	(48,886)	(51,661)
Provision for income taxes	180	686	1,055	233	318

Net (loss) income	$(38,206)	$(239,816)	$3,093	$(49,119)	$(51,979)

Basic net (loss) income per share	$(0.33)	$(2.09)	$0.03	$(0.43)	$(0.46)

Diluted net (loss) income per share	$(0.33)	$(2.09)	$0.03	$(0.43)	$(0.46)

Shares used in per share calculations:
Basic	115,291	114,915	114,188	113,525	112,976

Diluted	115,291	114,915	115,019	113,525	112,976

	At
	January 3, 2009	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and Short-term marketable securities	$65,909	$85,063	$233,208	$264,192	$296,295
Total assets	$291,936	$376,285	$725,906	$715,857	$810,906
Convertible notes	$—	$40,000	$109,600	$133,500	$169,000
Stockholders’ equity	$254,939	$286,232	$511,745	$500,257	$544,764

(1)	Upon the adoption of SFAS No. 123(R) effective January 1, 2006, deferred stock compensation expense related to acquisitions (attributable to research and development activities) and previously classified as part of Amortization of intangible assets has been reclassified to Research and development expense. Such deferred stock compensation attributable to research and development activities was completely recognized as of April 1, 2006. As a result of the reclassification, Research and development expense includes $1.8 million and $3.4 million of amortization of deferred stock compensation expense for the fiscal years ended December 31, 2005 and January 1, 2005, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Lattice Semiconductor Corporation (“Lattice” or the “Company”) designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by the end customer as specific logic circuits, and enable the end customer to shorten design cycle times and reduce development costs. Within the programmable logic market there are two groups of products—programmable logic devices (“PLD”) and field programmable gate arrays (“FPGA”)—each representing a distinct silicon architectural approach. Products based on the two alternative programmable logic architectures are generally optimal for different types of logic functions, although many logic functions can be implemented using either architecture. We believe that a substantial portion of programmable logic customers utilize both PLD and FPGA architectures. Our end customers are primarily original equipment manufacturers in the communications, computing, industrial, consumer, automotive, medical and military end markets.

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

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory and deferred income taxes and liabilities, such as accrued liabilities (including restructuring charges), income taxes and deferred income and allowances on sales to certain distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments.    We invest in various financial instruments including corporate and municipal bonds, notes, commercial paper and auction rate securities. The Company values these instruments at their fair value and monitors its portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary the Company records an impairment charge and establishes a new carrying value. The framework under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

Level 1 instruments generally represent quoted prices in active markets. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult.

Level 2 instruments include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices for identical instruments in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

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

Long-Lived Assets.    We account for our long-lived assets, primarily property and equipment and amortizable intangible assets, in accordance with SFAS No. 144, “Accounting for the Disposal of Long-Lived Assets,” which requires us to review the impairment of long-lived assets annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the estimated undiscounted cash flows to the carrying amount. A loss is recorded if the carrying amount of the asset exceeds the estimated undiscounted cash flows.

Goodwill.    Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination and is not amortized. We test goodwill annually at fiscal year-end for impairment and more frequently if events and circumstances indicate that it might be impaired. The impairment test is performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. The first step of the test, used to identify potential impairment, compares the estimated fair value of the reporting unit with the related carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. We performed an impairment test as of December 29, 2007 and recorded a non-cash impairment loss on goodwill of $223.6 million and, as a result, we no longer have goodwill recorded on our Consolidated Balance Sheets.

Restructuring Charges.    Expenses associated with exit or disposal activities are recognized when probable and estimable under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” for everything but severance. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated. For leased facilities that were vacated, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, was recorded as a part of restructuring charges.

Accounting for Income Taxes.    To report income tax expense related to operating results, we record current and deferred income tax assets and liabilities in our Consolidated Balance Sheets. In determining the value of our deferred tax assets, we make estimates of future taxable income. At the end of fiscal years 2008, 2007 and 2006, we have recorded full valuation allowances for all of our U.S. deferred tax assets due to uncertainties regarding their realization. At the end of fiscal year 2006, we recorded a partial valuation allowance against our foreign deferred tax assets. At the end of fiscal years 2008 and 2007, we no longer have a valuation allowance against our foreign deferred tax assets as we believe it is more likely than not that the deferred tax assets will be realized.

We recognize uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). We recognize estimated interest and penalties that would be assessed in relation to the estimated settlement value of uncertain tax positions in the Provision for income taxes.

Stock-Based Compensation.    In the first quarter of 2006, we adopted “Share Based Payment—a revision of SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of substantially all of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected term, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value.

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

The principal option plans also provide for grants of restricted stock units to employees who are not officers. The restricted stock units granted to employees who are not executive officers generally vest quarterly over a four-year period beginning on the grant date. Restricted stock unit grants have replaced option grants as the principal form of equity compensation for non-officer employees who receive equity grants.

Results of operations

Key elements of our Consolidated Statements of Operations were as follows (dollars in thousands):

	Year Ended
	January 3, 2009		December 29, 2007		December 30, 2006
Revenue	$222,262	100.0%	$228,709	100.0%	$245,459	100.0%
Gross margin	119,431	53.8	125,552	54.9	138,732	56.5
Research and development	68,610	30.9	82,977	36.3	81,968	33.4
Selling, general and administrative	58,680	26.4	58,485	25.6	58,450	23.8
Impairment loss on goodwill	—	—	223,556	97.7	—	—
Amortization of intangible assets	5,587	2.5	9,832	4.3	10,806	4.4
Restructuring charges	6,789	3.1	2,372	1.0	311	0.1

Loss from operations	$(20,235)	(9.1)%	$(251,670)	(110.0)%	$(12,803)	(5.2)%

Revenue

Revenue in fiscal 2008 decreased to $222.3 million as compared to $228.7 million in fiscal 2007 primarily due to a reduction in revenue from Mature and Mainstream products, partially offset by an increase in revenue from New products. Revenue in fiscal 2007 decreased to $228.7 million as compared to $245.5 million in fiscal 2006 primarily due to a reduction in revenue from Mature products, partially offset by an increase in revenue from New products.

The communications end market accounted for approximately 54% of our revenue in fiscal year 2008, 51% in fiscal year 2007 and 50% for the 2006 fiscal year. Accordingly, a significant portion of our revenue is dependent on the health of this end market.

In light of the difficult global economic environment, we experienced a sequential decline in revenue of 1% and 13% during the third and fourth quarter of fiscal 2008, respectively. Forecasting for all of 2009 is particularly challenging and there is limited visibility to the broad market for programmable logic devices, however the communication market in Asia is showing a better than expected revenue trend. It is likely that we will experience a decline in revenue in the first half of 2009.

Revenue by Product Line

From a product line viewpoint, in fiscal 2008 when compared to fiscal 2007, there was a 32% increase in FPGA units sold primarily driven by an increase in demand for our FPGA New products. PLD revenue decreased in fiscal 2008, when compared to fiscal 2007, due to a decline in both units sold and average selling prices. From a product line viewpoint, in fiscal 2007 when compared to fiscal 2006, there was a 16% increase in FPGA units sold primarily driven by an increase in FPGA New products. PLD revenue decreased in fiscal 2007, when compared to fiscal 2006, due to a decline in both units sold and average selling prices.

The composition of our revenue by product line for fiscal years 2008, 2007 and 2006 was as follows (dollars in thousands):

	Year Ended
	January 3, 2009		December 29, 2007		December 30, 2006
FPGA	$57,853	26%	$51,970	23%	$48,946	20%
PLD	164,409	74%	176,739	77%	196,513	80%

Total revenue	$222,262	100%	$228,709	100%	$245,459	100%

Revenue by Product Classification

Revenue for New products increased 99% for fiscal 2008 compared to fiscal 2007, as a result of increased unit sales. Revenue from Mainstream products decreased 11% for fiscal 2008 compared to fiscal 2007 with a decline in units sold. Mature product revenue decreased 27% for fiscal 2008 compared to fiscal 2007 primarily as a result of decreased unit sales.

Revenue for New products increased 99% for fiscal 2007 compared to fiscal 2006, as a result of increased unit sales. Revenue from Mainstream products decreased 3% for fiscal 2007 compared to fiscal 2006 with a decline in both units sold and average selling price. Mature product revenue decreased 24% for fiscal 2007 compared to fiscal 2006 primarily as a result of decreased unit sales.

The composition of our revenue by product classification for fiscal years 2008, 2007 and 2006 was as follows (dollars in thousands):

	Year Ended
	January 3, 2009		December 29, 2007		December 30, 2006
New*	$57,670	26%	$28,949	13%	$14,566	6%
Mainstream*	101,742	46%	113,824	50%	117,350	48%
Mature*	62,850	28%	85,936	37%	113,543	46%

Total revenue	$222,262	100%	$228,709	100%	$245,459	100%

*	Product classification

New:	Lattice XP2, LatticeSC, LatticeECP2/M, LatticeECP, LatticeXP, MachXO, Power Manager, ispClock
Mainstream:	FPSC, ispXPLD, ispGDX2, ispMACH 4/LV, ispGDX/V, ispMACH 4000/Z/ZE, ispXPGA, Software and IP
Mature:	ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-Volt CPLDs, all SPLDs

In fiscal 2007 we reclassified our New, Mainstream and Mature product categories to better reflect our current product portfolio. Fiscal 2006 information has been adjusted to reflect these new product category classifications.

Revenue by Geography

Revenue from export sales as a percentage of total revenue was 83% for fiscal 2008, 81% for fiscal 2007 and 80% for 2006. Export revenue as a percentage of overall revenue increased in fiscal 2008 compared to 2007 and 2006 due to relatively more favorable business conditions in Asia and a continuing trend towards outsourcing of manufacturing by North American and European customers to Asia.

The composition of our revenue by geographical location of our direct and indirect customers is as follows (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
United States	$37,817	$42,681	$50,055
Export revenue:
China	62,110	51,765	40,817
Europe	46,411	46,254	56,475
Japan	30,624	30,723	31,685
Taiwan	20,453	25,945	25,870
Other Asia	16,422	23,258	25,160
Other Americas	8,425	8,083	15,397

Total export revenue	184,445	186,028	195,404

Total revenue	$222,262	$228,709	$245,459

Gross Margin and Operating Expenses

Our gross margin percentage was 53.8% for fiscal 2008, 54.9% for fiscal 2007 and 56.5% for 2006. The decrease in gross margin percentage from fiscal 2007 to 2008 and fiscal 2006 to 2007 resulted primarily from a decline in revenue from Mature products, which typically carry a higher gross margin than our other product categories, as well as revenue growth from New products, which typically carry an initial lower gross margin than our other product categories. Additionally, in the fourth quarter of fiscal 2008, we wrote down excess inventory of $2.1 million, resulting in a charge to Cost of products sold.

Research and development expense was $68.6 million for fiscal 2008 compared to $83.0 million for fiscal 2007 and $82.0 million for 2006. Research and development expenses consist primarily of personnel, masks, engineering wafers, third-party design automation software, assembly tooling and qualification expenses. The decrease in 2008 compared to fiscal 2007 was primarily a result of a decrease in labor costs as a result of the restructuring plan implemented in the third quarter of 2007 (“2007 restructuring plan”) and the restructuring plan implemented in the third quarter of 2008 (“2008 restructuring plan”), and a decrease in mask and wafer costs. The 2008 and 2007 restructuring plans are further described below. The increase in fiscal 2007 compared to fiscal 2006 was primarily a result of an increase in labor costs (including stock-based compensation) offset by a decrease in expenses as a result of the 2007 restructuring plan and a decrease in mask and wafer costs. We believe that a continued commitment to research and development is essential in order to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 65nm, mask and engineering wafer costs are becoming increasingly more expensive and will therefore increasingly represent a greater proportion of total research and development expenses.

Selling, general and administrative expense was $58.7 million in fiscal 2008, $58.5 million in fiscal 2007 and $58.5 million in fiscal 2006. Selling, general and administrative expense was flat for all periods presented. Fiscal years 2007 and 2006 included reversals of accrued legal costs of $1.0 million and $0.7 million, respectively.

At December 29, 2007, the estimated fair value of the company was below book value. Therefore, the Company performed an impairment test on Goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We calculated the impairment loss based on an allocation of the estimated fair value of the Company’s equity to the fair value of the Company’s assets and liabilities in a manner similar to a purchase price allocation in a business combination. Fair value was based on two primary valuation methodologies: the income approach, which used the discounted cash flow method, and the market approach, which used the market capitalization method. In the allocation, goodwill was determined to have no implied fair value, and, as a result, goodwill related to the acquisition of Vantis Corporation on June 15, 1999, the acquisition of Integrated Intellectual Properties, Inc. on March 16, 2001, and the acquisition of the FPGA business of Agere Systems, Inc. on January 18, 2002 totaling $223.6 million was written off and recorded as a non-cash Impairment loss on goodwill.

Amortization of intangible assets is related to our 2002 acquisition of the FPGA business of Agere Systems, Inc. and of Cerdelinx Technologies, Inc. Amortization expense was $5.6 million in fiscal 2008, $9.8 million in fiscal 2007 and $10.8 million in fiscal 2006. Amortization expense in fiscal 2008 and 2007 decreased as a portion of the intangible assets acquired in the Agere and Cerdelinx acquisitions became completely amortized during the third quarter of fiscal 2007. Amortization charges are expected to cease after the first quarter of 2009. Under the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the remaining useful life and recoverability of equipment and other assets, including intangible assets with definite lives, whenever events or changes in circumstances require us to do so.

Restructuring activity relates to the restructuring plans implemented during the fourth quarter of fiscal 2005 (“2005 restructuring plan”), the third quarter of fiscal 2007 (“2007 restructuring plan”) and the third quarter of fiscal 2008 (“2008 restructuring plan”). Included in our Consolidated Statement of Operations and reported as Restructuring for fiscal 2008 is a net charge of $6.8 million which is comprised of charges of $4.1 million under the 2008 restructuring plan primarily related to severance costs and $2.7 million under the 2007 restructuring plan primarily related to severance costs and costs to vacate leased properties. Included in our Consolidated Statement of Operations and reported as Restructuring for fiscal 2007, is a net charge of $2.4 million. This amount is comprised of charges under the 2007 restructuring plan of $2.7 million, primarily related to a reduction in work force and a voluntary separation program for certain employees partially offset by a credit of $0.3 million related to the settlement of the remaining lease obligation for our facility in the United Kingdom, which was closed in connection with the 2005 restructuring plan. Included in our Consolidated Statement of Operations and reported in Restructuring for 2006, was a net charge of $0.3 million related to charges under the 2005 restructuring plan.

On January 31, 2008, Stephen A. Skaggs, then President and Chief Executive Officer and the Company entered into an agreement pursuant to which Mr. Skaggs resigned as President and Chief Executive Officer effective May 31, 2008. The Company recorded and paid approximately $1.0 million in severance and related costs in fiscal 2008. In addition, the terms of Mr. Skaggs’ severance agreement allowed for a partial acceleration of vesting of previously awarded stock options. As a result, the Company recorded a non-cash charge of $0.3 million in fiscal 2008 related to the effects of accelerated vesting.

We cannot be certain as to the actual amount of any remaining restructuring charges or the timing of their recognition for financial reporting purposes.

Other (expense) income, net

Other (expense) income, net, was an expense of $17.8 million in fiscal 2008, income of $12.5 million in fiscal 2007 and income of $17.0 million in fiscal 2006.

The following table summarizes the activity in Other (expense) income, net:

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Interest income	$4,003	$7,814	$12,954
Other-than-temporary impairment of long-term marketable securities	(19,715)	—	—
(Loss) gain and dividend on UMC investment	(1,225)	476	1,560
Gain on debt buyback, net	—	2,577	1,862
Gain on sale of land	—	1,604	—
Deferred compensation and other, net	(854)	69	575

Total	$(17,791)	$12,540	$16,951

The decrease in interest income in fiscal 2008 compared to fiscal 2007 and in fiscal 2007 compared to fiscal 2006 was primarily attributable to a decrease in average invested balances as a result of the use of cash for extinguishment of Zero Coupon Convertible Subordinated Notes due in 2010 (“Convertible Notes”) and, to a lesser extent, lower interest rates on invested balances. The $19.7 million in Other-than-temporary impairment of long-term marketable securities relates primarily to holdings in auction rate securities that are considered illiquid. Gain on debt buyback, net, relates to the extinguishment of Convertible Notes, net of amortization of associated issuance costs.

Provision for income taxes

We are paying foreign income taxes, which are reflected in the Provision for income taxes in the Consolidated Statements of Operations and are primarily related to the cost of operating an offshore research and development subsidiary and sales subsidiaries. We are not currently paying federal income taxes and do not expect to pay such taxes until the benefits of our tax net operating losses are fully utilized. We expect to pay a nominal amount of state income tax. We accrue interest and penalties related to uncertain tax positions in the Provision for income taxes.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

Our sources and uses of cash from operating, financing and investing activities were as follows (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Net cash provided by (used in) operating activities	$26,227	$(28,496)	$(14,495)
Net cash provided by investing activities	32,752	91,351	31,715
Net cash used in financing activities	(42,643)	(65,960)	(16,119)

Net increase (decrease) in cash and cash equivalents	$16,336	$(3,105)	$1,101

Fiscal 2008 compared to 2007

Operating Activities

Net cash provided by operating activities was $26.8 million in fiscal 2008, compared to Net cash used in operating activities of $28.5 million in fiscal 2007, primarily as a result of a $37.5 million advance payment made to Fujitsu Limited (“Fujitsu”) in fiscal 2007, while no payment was made in fiscal 2008, and increased usage of Fujitsu advance credits in fiscal 2008. The Company’s inventory decreased $7.3 million resulting in additional cash from operations in fiscal 2008 compared to $1.2 million of net purchases in fiscal 2007. Accounts receivable, net, increased $6.7 million in fiscal 2007 and decreased $2.9 million in fiscal 2008 as a result of billing and collection timing.

Investing Activities

Net cash provided by investing activities decreased by $58.6 million in fiscal 2008 compared to fiscal 2007. The decrease was due to the sales of marketable securities to fund the $37.5 million advance payment to Fujitsu and the $66.6 million used to extinguish Convertible Notes in fiscal 2007, while no payments were made to Fujitsu and only $40.0 million was used to extinguish Convertible Notes in fiscal 2008. Further, purchases of marketable securities decreased due to a shift in our investment policy toward cash equivalents and corporate bonds, notes, and commercial paper in response to the uncertainties in the global credit and capital markets.

Financing Activities

Net cash used in financing activities decreased $22.7 million for fiscal 2008 compared to fiscal 2007. The decrease was primarily due to the use of $66.6 million to extinguish Convertible Notes in fiscal 2007, while only $40.0 million was used to extinguish Convertible Notes in fiscal 2008.

Fiscal 2007 compared to 2006

Operating Activities

Net cash used in operating activities was $28.5 million in fiscal 2007, compared to $14.5 million in fiscal 2006. The increase is primarily related to the $37.5 million advance payment made to Fujitsu in fiscal 2007 and a Net loss of $239.8 million (which includes a non-cash impairment charge to goodwill of $223.6 million) in fiscal 2007 compared to Net income of $3.1 million in fiscal 2006. Additionally, cash used in operating activities increased for fiscal 2007 compared to fiscal 2006 due to a decrease in Accounts payable and accrued expenses and an increase in Accounts receivable, net.

Investing Activities

Net cash provided by investing activities increased by $59.6 million in fiscal 2007 as compared to fiscal 2006. The increase was due to the sales of marketable securities to fund the $37.5 million advance payment to Fujitsu, and the $66.6 million used to extinguish Convertible Notes in fiscal 2007, compared to $21.6 million used to extinguish Convertible Notes in fiscal 2006, offset by the impact of an absence of sales of UMC stock in fiscal 2007, compared to sale proceeds of $13.3 million in fiscal 2006. Further, capital expenditures decreased to $11.0 million in fiscal 2007, compared to $13.7 million in fiscal 2006. In addition, in fiscal 2007 we received $2.2 million in proceeds from the sale of land.

Financing Activities

Net cash used in financing activities increased $49.8 million in fiscal 2007 as compared to fiscal 2006. The increase was primarily due to the use of $66.6 million to extinguish Convertible Notes in fiscal 2007 compared to $21.6 million in fiscal 2006.

Liquidity

As of January 3, 2009, our principal source of liquidity was $65.9 million of Cash and cash equivalents and Short-term marketable securities, which was approximately $19.2 million less than the balance of $85.1 million at December 29, 2007. This decrease was due primarily to the $40.0 million used to repurchase Convertible

Notes in fiscal 2008 offset by increases in cash flow from operating activities. Working capital increased to $182.5 million from $110.5 million at December 29, 2007 primarily as the result of a $60.0 million increase in Other receivable as explained in the following paragraphs.

Under the terms of a letter agreement between Lattice and Fujitsu, we requested and Fujitsu has agreed to repay in cash to the Company the outstanding portion of the Advance Payment made by us to Fujitsu under the terms of an Advance Payment and Purchase Agreement pursuant to the following schedule:

•

$30.0 million on or before 15 business days after commencement of Fujitsu’s first fiscal quarter in 2009 (commencing on or about April 1, 2009), together with simple interest at the rate of 0.875% per annum accruing from December 31, 2008 until the first payment is received by Lattice;

•

$30.0 million on or before 15 business days after commencement of Fujitsu’s third fiscal quarter in 2009 (commencing on or about October 1, 2009), together with simple interest at the rate of 0.875% per annum accruing from December 31, 2008 until the second payment is received by Lattice; and

•

The balance of the Advance Payment on or before 15 business days after commencement of Fujitsu’s first fiscal quarter in 2010 (commencing on or about April 1, 2010) with no interest due on such final payment.

As of January 3, 2009, the aggregate balance of the Advance Payment was $91.6 million. The balance of the final Advance Payment repayment to be made after commencement of Fujitsu’s first fiscal quarter in 2010 will be an amount equal to that aggregate balance of $91.6 million less the $60.0 million of repayments during Fujitsu’s first and third fiscal quarters in 2009 and less the amounts of wafer credits or other services (including engineering mask set charges) provided by Fujitsu to Lattice between January 3, 2009 and the date of final repayment. Such amount cannot be estimated at the present time. The repayment obligation of Fujitsu is unsecured.

We believe that our existing liquid resources and cash expected to be generated from future operations, combined with a receivable for advance payments from foundries will be adequate to meet our operating and capital requirements and obligations for at least the next twelve months.

From 2003 through July 2, 2008, we paid an aggregate of $184.5 million to extinguish $200.0 million principal amount of Convertible Notes. As a result of these repurchases, no Convertible Notes remain outstanding and the Company has no long-term debt.

At January 3, 2009 and December 29, 2007, we held auction rate securities with a face value of $39.2 million and $44.9 million, respectively. At December 29, 2007, the market rate securities had an estimated fair value of $44.9 million. At January 3, 2009, due to the occurrence of multiple failed auctions and a determination of illiquidity, the auction rate securities held by us had an estimated fair value of $19.5 million.

Long-term marketable securities with a face value of $14.0 million (estimated fair value of $5.3 million) are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, investment grade long-term marketable securities with a face value of $8.3 million (estimated fair value of $0.9 million) were replaced on December 3, 2008 by Ambac Assurance Corporation (“AMBAC”, the issuer) auction market preferred shares, as a result of AMBAC exercising their put option feature provided in this security. For the year ended January 3, 2009, the credit ratings on our corporate auction rate securities were downgraded from AAA to ratings ranging from A- and BBB- and preferred shares auction rate securities were downgraded from AA to BBB. In addition, Long-term marketable securities with a face value of $16.9 million (estimated fair value of $13.2 million) are exposed to risks associated with student loan asset-backed notes. Such notes are insured by the federal government or guaranteed by the Federal Family Education Loan Program (FFELP). The credit ratings on our student loan auction rate securities remained unchanged at AAA.

While the auctions for auction rate securities have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Consolidated Balance Sheets. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings on some of the securities, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded an impairment charge of $19.7 million for the fiscal year ended January 3, 2009. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

In accordance with SFAS Nos. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company recorded an unrealized gain of less than $0.1 million during the year ended January 3, 2009 on certain Short-term marketable securities, which has been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an other-than-temporary impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain reported in Accumulated other comprehensive loss.

On December 13, 2008, the Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of our outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. Under the program, Lattice may purchase shares of common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. There were no purchases in fiscal 2008.

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

Contractual Obligations

The following table summarizes our significant contractual cash obligations at January 3, 2009 (in thousands):

Fiscal year	Operating leases(1)	Purchase order obligations(2)
2009	$3,748	$11,856
2010	3,108	—
2011	3,056	—
2012	2,679	—
2013	2,614	—
Later years	403	—

	$15,608	$11,856

(1)	Certain of our facilities and equipment are leased under operating leases, which expire at various times through 2014. Included in the table above for operating leases is property located in Austin, Texas that was vacated as part of our 2005 restructuring plan. In fiscal 2007, we entered into a sublease agreement for this vacated property. For fiscal 2009, future minimum lease payments, net of such sublease receipts, based on agreements in place at January 3, 2009, total $0.1 million.

(2)	This column excludes amounts already recorded on our Consolidated Balance Sheet as current or long-term liabilities at January 3, 2009.

We also have other liabilities of $6.2 million relating to uncertain tax positions. However, as we are unable to reliably estimate the timing of future payments related to uncertain tax positions, we have excluded this amount from the table above.

Our only significant operating leases, apart from those accrued for in the 2005 restructuring plan, are for our facilities in San Jose, California and Bethlehem, Pennsylvania. Our lease in San Jose expires in December of 2013. Annual rental costs are estimated to be $1.9 million and increases 3% annually. Our lease in Bethlehem expires in September of 2014. Annual rental costs are estimated to be $0.5 million and increases 3% annually. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful life of the assets.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The application of SFAS No. 141(R) is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The application of SFAS No. 160 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The application of SFAS No. 161 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of January 3, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

At January 3, 2009 and December 29, 2007, we held auction rate securities with a face value of $39.2 million and $44.9 million, respectively. At December 29, 2007, the market rate securities had an estimated fair value of $44.9 million. At January 3, 2009, due to the occurrence of multiple failed auctions and a determination of an other-than-temporary impairment, the auction rate securities held by us had an estimated fair value of $19.5 million.

Long-term marketable securities with a face value of $14.0 million (estimated fair value of $5.3 million) are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, investment grade long-term marketable securities with a face value of $8.3 million (estimated fair value of $0.9 million) were replaced on December 3, 2008 by Ambac Assurance Corporation (“AMBAC”, the issuer) auction market preferred shares, as a result of AMBAC exercising their put option feature provided in this security. For the year ended January 3, 2009, the credit ratings on our corporate auction rate securities were downgraded from AAA to ratings ranging from A- and BBB- and preferred shares auction rate securities were downgraded from AA to BBB. In addition, Long-term marketable securities with a face value of $16.9 million (estimated fair value of $13.2 million) are exposed to risks associated with student loan asset-backed notes. Such notes are insured by the federal government or guaranteed by the Federal Family Education Loan Program (FFELP). The credit ratings on our student loan auction rate securities remained unchanged at AAA.

While the auctions for auction rate securities have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Consolidated Balance Sheets. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings on some of the securities, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded an impairment charge of $8.0 million and $19.7 million for the quarter and fiscal year ended January 3, 2009, respectively. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

We have international subsidiary and branch operations. Additionally, we sell products to Japanese customers denominated in yen. We are therefore subject to foreign currency exchange rate exposure. To minimize foreign exchange risk related to yen-based net assets on our Consolidated Balance Sheets, on August 11, 2004, we entered into an agreement with a bank under the terms of which we can borrow up to $6.0 million in Japanese yen in a revolving line of credit arrangement. In the second fiscal quarter of 2008, we amended the agreement to reduce the line of credit to $4.0 million. Outstanding borrowing is collateralized by a market rate investment account. Interest on outstanding borrowing is based on the Japanese LIBOR Fixed Rate, and averaged 1.9% for the year ended January 3, 2009. Outstanding borrowing at January 3, 2009 was $0.8 million. This arrangement can be terminated at any time by either party.

Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	January 3, 2009	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$53,668	$37,332
Short-term marketable securities	12,241	47,731
Accounts receivable, net	26,404	29,293
Other receivable	60,000	—
Inventories	32,703	40,005
Current portion of foundry advances and investments	19,157	27,440
Prepaid expenses and other current assets	7,663	9,745

Total current assets	211,836	191,546

Foundry advances, investments and other assets	20,080	90,407
Property and equipment, less accumulated depreciation	40,307	43,617
Long-term marketable securities	19,485	44,900
Intangible assets, less accumulated amortization	228	5,815

Total assets	$291,936	$376,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,947	$24,065
Accrued payroll obligations	6,693	8,913
Deferred income and allowances on sales to distributors	5,741	8,033
Zero Coupon Convertible Subordinated Notes due in 2010	—	40,000

Total current liabilities	29,381	81,011

Other long-term liabilities	7,616	9,042

Total liabilities	36,997	90,053

Commitments and contingencies (See “Note 16—Commitments and Contingencies”)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 115,469,000 and 115,134,000 shares issued and outstanding	1,155	1,151
Paid-in capital	617,572	611,508
Accumulated other comprehensive loss	(533)	(1,378)
Accumulated deficit	(363,255)	(325,049)

Total stockholders’ equity	254,939	286,232

Total liabilities and stockholders’ equity	$291,936	$376,285

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Revenue	$222,262	$228,709	$245,459
Costs and expenses:
Cost of products sold	102,831	103,157	106,727
Research and development	68,610	82,977	81,968
Selling, general and administrative	58,680	58,485	58,450
Impairment loss on goodwill	—	223,556	—
Amortization of intangible assets	5,587	9,832	10,806
Restructuring charges	6,789	2,372	311

	242,497	480,379	258,262

Loss from operations	(20,235)	(251,670)	(12,803)
Other (expense) income, net	(17,791)	12,540	16,951

(Loss) income before provision for income taxes	(38,026)	(239,130)	4,148
Provision for income taxes	180	686	1,055

Net (loss) income	$(38,206)	$(239,816)	$3,093

Basic net (loss) income per share	$(0.33)	$(2.09)	$0.03

Diluted net (loss) income per share	$(0.33)	$(2.09)	$0.03

Shares used in per share calculations:
Basic	115,291	114,915	114,188

Diluted	115,291	114,915	115,019

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except par value)

	Common Stock ($.01 par value)		Paid-in Capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	Shares	Amount
Balances, December 31, 2005	113,646	$1,136	$595,145	$(95,536)	$(488)	$500,257
Net income for 2006	—	—	—	3,093	—	3,093
Unrealized gain, net, related to marketable securities and foundry investments	—	—	—	—	303	303
Translation adjustments	—	—	—	—	(45)	(45)

Comprehensive income	—	—	—	—	—	3,351

Common stock issued in connection with exercise of stock options and ESPP	880	9	4,261	—	—	4,270
Stock-based compensation expense related to stock options and ESPP	—	—	3,593	—	—	3,593
Distribution of stock held by deferred stock compensation plan	—	—	244	—	—	244
Stock-based compensation expense related to acquisitions	—	—	30	—	—	30

Balances, December 30, 2006	114,526	1,145	603,273	(92,443)	(230)	511,745
Cumulative effect adjustment (see Note 10)	—	—	—	7,210	—	7,210
Net loss for 2007	—	—	—	(239,816)	—	(239,816)
Unrealized loss, net, related to marketable securities and foundry investments	—	—	—	—	(998)	(998)
Translation adjustments	—	—	—	—	(150)	(150)

Comprehensive loss	—	—	—	—	—	(233,754)

Common stock issued in connection with exercise of stock options, ESPP and net vested RSUs	608	6	2,728	—	—	2,734
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	5,497	—	—	5,497
Distribution of stock held by deferred stock compensation plan	—	—	10	—	—	10

Balances, December 29, 2007	115,134	1,151	611,508	(325,049)	(1,378)	286,232
Net loss for 2008	—	—	—	(38,206)	—	(38,206)
Unrealized gain, net, related to marketable securities and foundry investments	—	—	—	—	713	713
Translation adjustments	—	—	—	—	132	132

Comprehensive loss	—	—	—	—	—	(37,361)

Common stock issued in connection with exercise of stock options, ESPP and net vested RSUs	335	4	437	—	—	441
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	5,575	—	—	5,575
Distribution of stock held by deferred stock compensation plan	—	—	52	—	—	52

Balances, January 3, 2009	115,469	$1,155	$617,572	$(363,255)	$(533)	$254,939

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Cash flows from operating activities:
Net (loss) income	$(38,206)	$(239,816)	$3,093
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,933	26,957	27,747
Gain on extinguishment of convertible notes	—	(2,746)	(2,374)
Impairment charge on goodwill and acquired intellectual property	—	223,556	—
Impairment of Long-term marketable securities and Other current assets	20,707	—	—
Loss (gain) on sale of UMC common stock	233	—	(1,560)
Gain on sale of land	—	(1,604)	—
Stock-based compensation	5,575	5,497	3,623
Changes in assets and liabilities:
Accounts receivable, net	2,889	(6,748)	1,032
Inventories	7,302	(1,189)	(10,235)
Prepaid expenses and other current assets	(1,915)	(2,426)	(382)
Foundry advances (includes advance credits)	15,593	14,609	(58,952)
Accounts payable and accrued expenses (includes restructuring)	(3,996)	(46,760)	31,359
Accrued payroll obligations	(2,220)	(3,488)	137
Deferred income and allowances on sales to distributors	(2,292)	1,804	(4,219)
Other liabilities	624	3,858	(3,764)

Net cash provided by (used in) operating activities	26,227	(28,496)	(14,495)
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	79,063	323,472	257,430
Purchase of marketable securities	(37,841)	(223,332)	(225,345)
Proceeds from sale of UMC common stock	1,658	—	13,303
Proceeds from sale of land	—	2,249	—
Capital expenditures	(10,128)	(11,038)	(13,673)

Net cash provided by investing activities	32,752	91,351	31,715
Cash flows from financing activities:
Extinguishment of Zero Coupon Convertible Subordinated Notes	(40,000)	(66,551)	(21,618)
Advances on yen line of credit	1,414	—	1,653
Payment on yen line of credit	(4,654)	(2,143)	(424)
Net proceeds from issuance of common stock	597	2,734	4,270

Net cash used in financing activities	(42,643)	(65,960)	(16,119)
Net increase (decrease) in cash and cash equivalents	16,336	(3,105)	1,101
Beginning cash and cash equivalents	37,332	40,437	39,336

Ending cash and cash equivalents	$53,668	$37,332	$40,437

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on assets measured at fair value, net, included in Accumulated other comprehensive loss	$713	$(998)	$303
Distribution of deferred compensation from trust assets	$1,439	$1,363	$2,720
Non-cash exchange of Other receivable for Foundry advances, investments and other assets	$60,000	$—	$—

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

Fiscal Reporting Period

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2008 was a 53-week year ending January 3, 2009 and fiscal 2007 and 2006 were 52-week years and ended December 29, 2007 and December 30, 2006, respectively. Our fiscal 2009 will be a 52-week year and will end on January 2, 2010. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Lattice Semiconductor Corporation and its subsidiaries, all of which are wholly owned, after the elimination of all significant intercompany balances and transactions. Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year.

Cash and Cash Equivalents and Marketable Securities

We consider all investments that are readily convertible into cash and have original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist primarily of highly liquid investments in time deposits or money market accounts and are carried at cost. We account for marketable securities as available for sale with unrealized gains or losses recorded as Other comprehensive income, unless losses are considered as other-than-temporary, in which case, losses are charged to the Consolidated Statements of Operations.

Fair value of Financial Instruments

We invest in various financial instruments including corporate and municipal bonds, notes, commercial paper, auction rate securities and foundry investments. The Company values these instruments at their fair value and monitors their portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, the Company records an impairment charge and establishes a new carrying value. We assess other-than-temporary impairment of marketable securities in accordance with SFAS No. 115, “the Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” As of December 30, 2007, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The framework under the provisions of SFAS No. 157 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

Level 1 instruments are characterized generally by quoted prices in active markets. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult.

Level 2 instruments include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices for identical instruments in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

Derivative Financial Instruments

At January 3, 2009, December 29, 2007 and December 30, 2006 and for the fiscal years then ended, we had no outstanding derivatives, including foreign exchange contracts for the purchase or sale of foreign currencies. We do not enter into derivative financial instruments for trading purposes.

Foreign Exchange and Translation of Foreign Currencies

A portion of our silicon wafer and other purchases are denominated in Japanese yen and we bill our Japanese customers in yen. We maintain a yen-denominated bank account and a yen-denominated line of credit (see Note 8). Gains or losses from foreign exchange rate fluctuations on balances denominated in foreign currencies are reflected in Other income, net. Realized and unrealized gains or losses on foreign currency transactions were not significant for the years presented. We translate accounts denominated in foreign currencies in accordance with SFAS No. 52, “Foreign Currency Translation.” Translation adjustments related to the consolidation of foreign subsidiary financial statements are reflected in Accumulated other comprehensive loss in Stockholders’ equity.

Concentrations of Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. We place our investments primarily through two financial institutions and mitigate the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company’s investment policy defines approved credit ratings for investment securities. Purchased securities must meet or exceed the ratings; however, due to liquidity issues in global credit and capital markets, some of our auction rate securities and corporate notes have fallen below our required credit ratings during the past year. Investments consisted primarily of money market instruments, “BBB-” or better rated auction rate securities, “A1” or better U.S. commercial paper, “A” or better corporate notes and bonds, “AA” or better rated U. S. municipal notes, U.S. government agency obligations, and certificates of deposit. See Note 2 for a discussion of the liquidity attributes of our marketable securities.

Concentrations of credit risk with respect to trade receivables are mitigated by a geographically diverse customer base and our credit and collection process. Accounts receivable are recorded at the invoice amount, do not bear interest, and are shown net of allowances for doubtful accounts of $1.2 million and $0.9 million at January 3, 2009 and December 29, 2007, respectively. We perform credit evaluations for all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

Other receivable, Foundry advances, investments, and other assets include $91.6 million and $107.1 million at January 3, 2009 and December 29, 2007, respectively, pursuant to an agreement with Fujitsu Limited (“Fujitsu”) in which we agreed to advance $125.0 million to Fujitsu for future wafer purchases. As more fully described in Note 6, we expect to receive payment of this amount in the form of cash and advance credits from Fujitsu. The repayment obligation of Fujitsu is unsecured.

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

Beginning in fiscal 2006 we entered into arrangements with certain distributors to issue accounts receivable credit adjustments (“distributor advances”) to reduce the distributors’ working capital required to service our end customers. The distributor advances reflect estimated future price discounts and are recorded as a reduction of Deferred income and allowances on sales to distributors. These arrangements are unsecured, bear no interest, are settled on a quarterly basis and are due upon demand. The distributor advances have no impact on revenue recognition and totaled $6.3 million and $5.2 million at January 3, 2009 and December 29, 2007, respectively.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market.

Long-Lived Assets

We account for our long-lived assets, primarily property and equipment and amortizable intangible assets, in accordance with SFAS No. 144, “Accounting for the Disposal of Long-Lived Assets,” which requires us to review the impairment of long-lived assets annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the estimated undiscounted cash flows to the carrying amount. A loss is recorded if the carrying amount of the asset exceeds the estimated undiscounted cash flows. Intangible assets are generally being amortized over five years on a straight-line basis.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally three to five years for equipment and software, one to three years for tooling and thirty years for buildings. Accelerated methods of computing depreciation are generally used for income tax purposes. Upon disposal of property and equipment, the accounts are relieved of the costs and related accumulated depreciation and amortization, and resulting gains or losses are reflected in operations. Repair and maintenance costs are expensed as incurred.

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

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination and is not amortized. We test goodwill annually at our fiscal year-end for impairment and more frequently if events and circumstances indicate that it might be impaired. The impairment test is performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. The first step of the test, used to identify potential impairment, compares the estimated fair value of the reporting unit with the related carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. We performed an impairment test as of December 29, 2007 and recorded an impairment loss on goodwill of $223.6 million and, as a result, we no longer have Goodwill recorded on our Consolidated Balance Sheets.

Restructuring charges

Expenses associated with exit or disposal activities are recognized when probable and estimable under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” for everything but severance. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated. For leased facilities that were vacated, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, was recorded as a part of restructuring charges.

Research and Development

Research and development costs are expensed as incurred.

Accounting for Income Taxes

To report income tax expense related to operating results, we record current and deferred income tax assets and liabilities in our Consolidated Balance Sheets. In determining the value of our deferred tax assets, we make estimates of future taxable income. At the end of fiscal years 2008, 2007 and 2006, we have recorded full valuation allowances for all of our U.S. deferred tax assets due to uncertainties regarding their realization. At the end of fiscal year 2006, we recorded a partial valuation allowance against our foreign deferred tax assets. At the end of fiscal years 2008 and 2007, we no longer have a valuation allowance against our foreign deferred tax assets as we believe it is more likely than not that the deferred tax assets will be realized.

We recognize uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). We recognize estimated interest and penalties that would be assessed in relation to the estimated settlement value of uncertain tax positions in the Provision for income taxes.

Stock-Based Compensation

The Company records stock-based compensation expense related to employee and director stock options and the Employee Stock Purchase Plan (“ESPP”) in accordance with “Share Based Payment—a revision of SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). The Company adopted the modified prospective transition method provided for under SFAS No. 123(R). Under this transition method, compensation expense associated with stock options now includes: 1) compensation expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) compensation expense related to all stock option awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In addition, the Company records compensation expense over the offering period in connection with shares issuable under the ESPP. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3. The compensation expense for employee, director and ESPP based compensation awards includes an estimate for forfeitures for all stock compensation awards granted after December 31, 2005. If the actual number of forfeitures differs from the number estimated by management, additional adjustments to compensation expense may be required in future periods.

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

A reconciliation of basic and diluted net (loss) income per share is presented below (in thousands, except per share data):

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Basic and diluted net (loss) income	$(38,206)	$(239,816)	$3,093

Shares used in basic net (loss) income per share	115,291	114,915	114,188
Dilutive effect of stock options and warrants	—	—	831

Shares used in diluted net (loss) income per share	115,291	114,915	115,019

Basic net (loss) income per share	$(0.33)	$(2.09)	$0.03

Diluted net (loss) income per share	$(0.33)	$(2.09)	$0.03

The computation of diluted earnings per share for fiscal years 2008, 2007 and 2006 excludes the effects of stock options, RSUs and warrants aggregating 20.4 million, 22.1 million and 20.6 million shares, respectively, because the effect was antidilutive. Stock options, RSUs and warrants are antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period.

For all periods presented, the effects of Convertible Notes, aggregating 1.8 million, 5.1 million and 10.0 million shares for fiscal years 2008, 2007 and 2006, respectively, are excluded from the computation of diluted earnings per share, as the effect was antidilutive.

Comprehensive (Loss) Income

For fiscal 2008, comprehensive loss consists primarily of net loss of $38.2 million and a $0.7 million unrealized gain arising from marketable securities and foundry investment. For fiscal 2007, comprehensive loss consists primarily of net loss of $239.8 million and a $1.0 million unrealized loss arising from marketable securities and foundry investment. For fiscal 2006, comprehensive income consists primarily of net income of $3.1 million and a $0.3 million unrealized gain related to marketable securities and foundry investment.

Supplemental Cash Flow

Income taxes paid approximated $0.5 million, $0.5 million and $0.4 million in fiscal years 2008, 2007 and 2006, respectively. Interest paid was insignificant for all periods presented.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The impact of SFAS No. 141(R) on the Company’s Consolidated Financial Statements would depend largely on the size and nature of any business combinations completed after the adoption of this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The application of SFAS No. 160 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The application of SFAS No. 161 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

(2)—Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (in thousands):

	January 3, 2009	December 29, 2007
Short-term marketable securities:
Due within one year	$12,241	$20,289
Due after one year through five years	—	7,192
Due after five years through ten years	—	5,675
Due after ten years	—	14,575

	12,241	47,731

Long-term marketable securities:
Due after five years through ten years	5,333	14,000
Due after ten years	13,233	22,575
No contractual maturity date	919	8,325

	19,485	44,900

	$31,726	$92,631

As it relates to December 29, 2007, even though stated maturity dates of certain marketable securities exceed one year beyond the balance sheet date, all have been classified as current assets because in accordance with Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Current Liabilities,” we view our Short-term marketable securities as available for use in our current operations. Marketable securities classified as long-term relate to auction rate securities that have experienced multiple unsuccessful auctions.

The following table summarizes the composition of our marketable securities (in thousands):

	January 3, 2009	December 29, 2007
Short-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Federally insured or FFELP guaranteed student loans	$—	$8,075
Municipal bonds	—	12,175
Corporate and municipal bonds, notes and commercial paper	7,221	19,960
Market rate investments	5,020	7,521

	12,241	47,731

Long-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Federally insured or FFELP guaranteed student loans	13,233	16,875
Municipal bonds	—	5,700
Corporate bonds, subject to credit default swap risk	5,333	14,000
Auction market preferred shares	919	8,325

	19,485	44,900

	$31,726	$92,631

At January 3, 2009 and December 29, 2007, the Company held auction rate securities with a face value of $39.2 million and $44.9 million, respectively. At December 29, 2007, the market rate securities had an estimated fair value of $44.9 million. At January 3, 2009, due to the occurrence of multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company had an estimated fair value of $19.5 million.

Long-term marketable securities with a face value of $14.0 million (estimated fair value of $5.3 million) are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, investment grade long-term marketable securities with a face value of $8.3 million (estimated fair value of $0.9 million) were replaced on December 3, 2008 by Ambac Assurance Corporation (“AMBAC”, the issuer) auction market preferred shares, as a result of AMBAC exercising their put option feature provided in this security. For the year ended January 3, 2009, the credit ratings on our corporate auction rate securities were downgraded from AAA to ratings ranging from A- and BBB- and preferred shares auction rate securities were downgraded from AA to BBB. In addition, Long-term marketable securities with a face value of $16.9 million (estimated fair value of $13.2 million) are exposed to risks associated with student loan asset-backed notes. Such notes are insured by the federal government or guaranteed by the Federal Family Education Loan Program (FFELP). The credit ratings on our student loan auction rate securities remained unchanged at AAA.

While the auctions for auction rate securities have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Consolidated Balance Sheets. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings on some of the securities, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded an impairment charge of $19.7 million for the fiscal year ended January 3, 2009. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

(3)—Fair Value of Financial Instruments:

The Company’s assets measured at fair value were as follows (in thousands):

	Fair value measurements as of January 3, 2009
	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$12,241	$12,241	$—	$—
Long-term marketable securities	19,485	—	—	19,485

Total assets measured at fair value	$31,726	$12,241	$—	$19,485

For our Level 1 assets, we utilized quoted prices in active markets for identical assets. As a result of failed auctions on our auction rate securities, quoted prices in active markets are not readily available for our auction rate securities, and thus Level 3 data is used for valuation purposes. For our Level 3 assets, we employed the services of a valuation firm that specializes in valuing illiquid assets. In addition, we collect other available market information regarding auction rate securities, which include third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral. During the fiscal year ended January 3, 2009, the following changes occurred in our Level 3 assets (in thousands):

Fair value of Long-term marketable securities at December 29, 2007	$44,900
Long-term marketable securities redeemed at par	(5,700)
Other-than-temporary impairment of Long-term marketable securities	(19,715)

Fair value of Long-term marketable securities at January 3, 2009	$19,485

In accordance with FSP SFAS Nos. 115 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company recorded an unrealized gain of less than $0.1 million during the year ended January 3, 2009 on certain Short-term marketable securities resulting in a carrying cost of $12.2 million, which has been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain reported in Accumulated other comprehensive loss.

(4)—Inventories (in thousands):

	January 3, 2009	December 29, 2007
Work in progress	$22,167	$28,933
Finished goods	10,536	11,072

	$32,703	$40,005

(5)—Property and Equipment (in thousands):

	January 3, 2009	December 29, 2007
Land	$1,456	$1,456
Buildings	27,972	27,953
Computer and test equipment	141,197	140,190
Office furniture and equipment	9,735	10,534
Leasehold and building improvements	13,365	14,120

	193,725	194,253
Accumulated depreciation and amortization	(153,418)	(150,636)

	$40,307	$43,617

Depreciation expense was $13.4 million, $13.5 million and $12.4 million for fiscal years 2008, 2007 and 2006, respectively.

(6)—Foundry Advances, Investments, and Other Assets (in thousands):

	January 3, 2009	December 29, 2007
Foundry advances, investments and other assets	$39,237	$117,847
Less: Current portion of foundry advances and investments	(19,157)	(27,440)

	$20,080	$90,407

The Company has an Advance Payment and Purchase Agreement (the “Agreement”), with Fujitsu Limited, pursuant to which we advanced $125.0 million in support of the development and construction of a 300mm wafer fabrication facility in Mie, Japan. As of March 31, 2007, we had completed the unsecured advance payments.

During the third quarter of fiscal 2006 and third quarter of fiscal 2007, the Company entered into amendments (“Amendments”) to the Agreement, prior to which our $125.0 million advance was to be credited against the purchase price of 300mm wafers received from Fujitsu Limited. The Amendments permit us to also credit the advance against the purchase price of 200mm wafers and other services (collectively, wafer credits and other services are referred to as “advance credits”), including engineering mask set charges.

On December 18, 2008, Lattice entered into a letter agreement with Fujitsu Microelectronics Limited (“Fujitsu Microelectronics”) and Fujitsu Microelectronics America, Inc. (“Fujitsu America”) (together with Fujitsu Microelectronics, collectively “Fujitsu”) in connection with Lattice’s exercise of its right to request repayment of the Advance Payment (as defined in the Agreement) pursuant to the Agreement, as amended, between Lattice, Fujitsu Limited and Fujitsu America and assigned by Fujitsu Limited to Fujitsu Microelectronics, a wholly-owned subsidiary of Fujitsu Limited incorporated in Japan, effective March 21, 2008. Under the terms of the letter agreement, Lattice has requested and Fujitsu has agreed to repay in cash to Lattice the outstanding portion of the Advance Payment pursuant to the following schedule:

•

$30.0 million on or before 15 business days after commencement of Fujitsu’s first fiscal quarter in 2009 (commencing on or about April 1, 2009), together with simple interest at the rate of 0.875% per annum accruing from December 31, 2008 until the first payment is received by Lattice;

•

$30.0 million on or before 15 business days after commencement of Fujitsu’s third fiscal quarter in 2009 (commencing on or about October 1, 2009), together with simple interest at the rate of 0.875% per annum accruing from December 31, 2008 until the second payment is received by Lattice; and

•

The balance of the Advance Payment on or before 15 business days after commencement of Fujitsu’s first fiscal quarter in 2010 (commencing on or about April 1, 2010) with no interest due on such final payment.

As of January 3, 2009, the aggregate balance of the Advance Payment was $91.6 million. The balance of the final Advance Payment repayment to be made after commencement of Fujitsu’s first fiscal quarter in 2010 will be an amount equal to that aggregate balance of $91.6 million less the $60.0 million of repayments during Fujitsu’s first and third fiscal quarters in 2009 and less the amounts of wafer credits or other services (including engineering mask set charges) provided by Fujitsu to Lattice between January 3, 2009 and the date of final repayment. Such amount cannot be estimated at the present time.

All other terms and conditions of the Agreement remain in full force and effect until repayment of the Advance Payment in full. The repayment obligation of Fujitsu is unsecured.

In 1995, the Company entered into a series of agreements with United Microelectronics Corporation (“UMC”), a public Taiwanese company, pursuant to which the Company agreed to join UMC and several other companies to form a separate Taiwanese corporation, (“UICC”), for the purpose of building and operating an advanced semiconductor manufacturing facility in Taiwan, Republic of China. Under the terms of the agreements, we invested $49.7 million for an approximate 10% equity interest in the corporation and the right to receive a percentage of the facility’s wafer production at market prices.

In 1996, the Company entered into an agreement with Utek Corporation (“Utek”), a public Taiwanese company in the wafer foundry business that became affiliated with the UMC group in 1998, pursuant to which the Company agreed to make a series of equity investments in Utek under specific terms. In exchange for these investments, the Company received the right to purchase a percentage of Utek’s wafer production. Under this agreement, we invested $17.5 million. On January 3, 2000, UICC and Utek merged into UMC.

For financial reporting purposes, all of the shares of UMC common stock were accounted for as available-for-sale and marked to market in our Consolidated Balance Sheets until they were sold or when an other-than-temporary impairment in fair value occurred, at which time a gain or loss is recognized in our Consolidated Statement of Operations. Unrealized gains and losses were included in Accumulated other comprehensive (loss) income within Stockholders’ equity.

The Company sold 3.6 million shares of common stock of UMC and recognized a loss of $1.2 million in fiscal 2008 in our Consolidated Statement of Operations of which, $1.0 million was recognized as other than temporary in the second quarter of fiscal 2008. During fiscal 2006, the Company sold 20.7 million shares of UMC common stock for a net gain of $1.6 million.

(7)—Intangible Assets and Goodwill:

The following tables present details of our total purchased intangible assets (in millions):

January 3, 2009	Gross	Accumulated amortization	Net
Current technology	$273.6	$(273.4)	$0.2
Licenses	10.2	(10.2)	—

	$283.8	$(283.6)	$0.2

December 29, 2007	Gross	Accumulated amortization	Net
Current technology	$273.6	$(269.3)	$4.3
Licenses	10.2	(8.7)	1.5

	$283.8	$(278.0)	$5.8

At January 3, 2009, we had net purchased intangible assets related to current technology and licenses totaling $0.2 million which will be fully amortized by the end of the first quarter of 2009.

Amortization of intangible assets is related to our 2002 acquisition of the FPGA business of Agere Systems, Inc. and of Cerdelinx Technologies, Inc. Amortization expense was $5.6 million in fiscal 2008, $9.8 million in fiscal 2007 and $10.8 million in 2006. Under the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the remaining useful life and recoverability of equipment and other assets, including intangible assets with definite lives, whenever events or changes in circumstances require us to do so. At January 3, 2009 and December 29, 2007, we concluded that Intangible assets were not impaired.

At December 29, 2007, the estimated fair value of the company was below book value. Therefore, the Company performed an impairment test on Goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We calculated the impairment loss based on an allocation of the fair value of the Company’s equity to the fair value of the Company’s assets and liabilities in a manner similar to a purchase price allocation in a business combination. Fair value was based on two primary valuation methodologies: the income approach, which used the discounted cash flow method, and the market approach, which used the market capitalization method. In the allocation, goodwill was determined to have no implied fair value, and, as a result, goodwill related to the acquisition of Vantis Corporation on June 15, 1999, the acquisition of Integrated Intellectual Properties, Inc. on March 16, 2001, and the acquisition of the FPGA business of Agere Systems, Inc. on January 18, 2002 totaling $223.6 million was written off and recorded as an Impairment loss on goodwill. As a result, we no longer have Goodwill recorded on our Consolidated Balance Sheets.

(8)—Yen Based Line of Credit:

On August 11, 2004, we entered into an agreement with a bank under the terms of which we can borrow up to $6.0 million in Japanese yen in a revolving line of credit arrangement. In the first fiscal quarter of 2008, we amended the agreement to reduce the line of credit to $4.0 million. Outstanding borrowings are collateralized by a market rate investment account. Interest on outstanding borrowings is based on the Japanese LIBOR Fixed Rate, and averaged 1.9% for the year ended fiscal 2008. Outstanding borrowings at January 3, 2009 and

December 29, 2007 were $0.8 million and $3.5 million, respectively. These amounts are reported in Accounts payable and accrued expenses on the Consolidated Balance Sheets. This arrangement can be terminated at any time by either party.

(9)—Lease Obligations:

Certain of our facilities are leased under operating leases, which expire at various times through 2014. Rental expense under the operating leases was $3.8 million, $5.4 million and $5.1 million for fiscal years 2008, 2007 and 2006, respectively. Future minimum lease commitments at January 3, 2009 are as follows (in thousands):

Fiscal year	Amount
2009	$3,748
2010	3,108
2011	3,056
2012	2,679
2013	2,614
Thereafter	403

$15,608

(10)—Income Taxes:

The components of the Provision for income taxes for fiscal years 2008, 2007, and 2006 are presented in the following table (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Current:
Federal	$(145)	$(107)	$467
State	50	33	56
Foreign	268	729	559

	173	655	1,082

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	7	31	(27)

	7	31	(27)

Provision for income taxes	$180	$686	$1,055

The Provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences ($ in thousands):

	Year Ended
	January 3, 2009		December 29, 2007		December 30, 2006
		%		%		%
Computed income tax (benefit) provision at the statutory rate	$(13,309)	(35)	$(83,697)	(35)	$1,452	35
Adjustments for tax effects of:
State taxes, net	(2,063)	(5)	(3,319)	(1)	1,438	34
Research and development credits	(920)	(2)	(1,258)	—	(1,146)	(28)
Foreign taxes	3	0	184	—	522	13
Foreign dividends	729	2	82	—	—	—
Valuation allowance	12,866	34	77,240	32	(5,121)	(123)
Changes in certain reserves	131	—	43	—	523	12
Goodwill impairment	—	—	8,040	3	—	—
Amortization of intangibles related to acquisitions	—	—	583	—	875	21
Stock-based compensation	2,412	6	2,410	1	2,641	64
Other	331	—	378	—	(129)	(3)

Provision for income taxes	$180	—	$686	—	$1,055	25

SFAS No. 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of these assets is more likely than not. We have provided a valuation allowance equal to our net federal and state deferred tax assets due to uncertainties regarding their realization. As of January 3, 2009, the net deferred tax asset relates to foreign jurisdictions where we have concluded it is more likely than not that we will realize the net deferred tax assets in future periods. The net increase in the total valuation allowance for the fiscal year ended 2008 was $13.1 million.

The components of our net deferred tax assets are as follows (in thousands):

	January 3, 2009	December 29, 2007
Deferred tax assets:
Accrued expenses and reserves	$1,458	$1,349
Inventory	3,983	3,636
Deferred revenue	4,499	4,912
Stock-based and deferred compensation	3,216	3,820
Intangible assets	109,362	124,483
Fixed assets	2,107	2,793
Net operating loss carryforward	136,205	117,958
Tax credit carryforward	25,074	22,782
Unrealized loss on securities	7,814	—
Other	12	37

	293,730	281,770
Less: valuation allowance	(292,752)	(279,687)

Net deferred tax assets	978	2,083

Deferred tax liabilities:
Prepaid expenses	694	1,005
Other	166	912

Total deferred tax liabilities	860	1,917

Net deferred tax assets	$118	$166

At January 3, 2009, we have federal net operating carryforwards (pre-tax) of approximately $350.7 million that expire at various dates between 2021 and 2028. We have state net operating loss carryforwards (pre-tax) of approximately $183.9 million that expire at various dates from 2009 through 2028. We also have federal and state credit carryforwards of $29.3 million, $16.5 million of which do not expire, with the remainder expiring at various dates from 2009 through 2028.

Utilization of net operating loss carryforwards, credit carryforwards, and certain deductions may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The tax benefits related to future utilization of federal and state net operating loss carryforwards, credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period.

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $0.7 million of the undistributed earnings of our Chinese subsidiary. We intend to reinvest these earnings indefinitely in our Chinese subsidiary. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Effective December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). As a result of the December 31, 2006 transition to the FIN No. 48 recognition and measurement requirement for uncertain tax positions, we recognized as a cumulative effect adjustment, a decrease in Other long-term liabilities of $8.6 million, an increase in Accounts payable and accrued expenses of $1.4 million and a reduction in Retained earnings (accumulated deficit) of $7.2 million. At the date of adoption, our unrecognized tax benefits, exclusive of associated interest and penalties, totaled $4.3 million, of which $4.1 million, if recognized, would affect the effective tax rate. At the date of adoption, interest and penalties associated with unrecognized tax benefits were $0.6 million. At January 3, 2009, our unrecognized tax benefits associated with uncertain tax positions were $6.2 million, of which $6.1 million, if recognized at a time when the valuation allowance no longer exists, would impact the effective tax rate. As of January 3, 2009, interest and penalties associated with unrecognized tax benefits were $0.8 million.

The following table summarizes the changes to unrecognized tax benefits for fiscal years 2008 and 2007 (in thousands):

Unrecognized tax benefit	Amount
Balance at December 31, 2006	$4,308
Additions based on tax positions related to the current year	692
Additions based on tax positions of prior years	368
Reduction for tax positions of prior years	(224)
Settlements	(189)
Reduction as a result of lapse of applicable statute of limitations	(15)

Balance at December 30, 2007	4,940
Additions based on tax positions related to the current year	727
Additions based on tax positions of prior years	924
Reduction for tax positions of prior years	(235)
Reduction as a result of lapse of applicable statute of limitations	(118)

Balance at January 3, 2009	$6,238

At January 3, 2009, it is reasonably possible that $1.4 million of unrecognized tax benefits and $0.7 of associated interest and penalties could significantly change during the next twelve months. The $2.1 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to matters currently in IRS appeals, certain federal and state credits and uncertain income tax positions related to foreign tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

On July 30, 2008, The Housing and Economic Recovery Act of 2008 was signed into law. This act enables taxpayers to accelerate certain unutilized income tax credits. The Company recorded an income tax benefit of $0.3 million during fiscal year 2008 related to the acceleration of its research tax credits.

In the fiscal year 2008, a benefit of $0.3 million was recognized related to refunds of prior year taxes in the People’s Republic of China. The refunds were granted pursuant to the People’s Republic of China tax rules as a result of research activities conducted and an increase in the investment in the Company’s Chinese operations.

The Internal Revenue Service has examined our income tax returns for 2001 and 2002, and issued proposed adjustments of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. Although we do not agree with the proposed adjustment related to the prepaid expense matter, we believe that we have reached a tentative agreement concerning the acquisition costs. During the three months ended March 29, 2008, we made a payment of $0.3 million related to the tentative agreement. On May 23, 2008, the Company filed a petition with the Tax Court seeking a redetermination of the prepaid expense adjustment. Although the final resolution of this matter is uncertain, we believe that adequate amounts have been provided for as unrecognized tax benefits. There is the possibility of either a favorable or unfavorable effect on our results of operations in the period in which these matters are effectively settled. We will recognize any uncertain tax benefit or expense in the period settled.

We are not currently under examination in any state, local, or foreign jurisdictions.

(11)—Restructuring Charges:

During the third quarter of 2008, we initiated a restructuring plan (“2008 restructuring plan”) to better align operating expenses with near-term revenue expectations, primarily by reducing headcount. We recorded a restructuring charge of $4.1 million under the 2008 restructuring plan that is comprised primarily of severance and related costs of which $3.8 million was paid during fiscal 2008. The 2008 restructuring plan was substantially complete by the end of fiscal 2008.

The following table displays the current estimate for each major type of cost associated with the 2008 restructuring plan (in thousands):

	Charged to expense in fiscal 2008	Paid or Settled	Adjustments to reserve	Balance at January 3, 2009
Severance and related costs	$3,729	$(3,617)	$(11)	$101
Lease loss reserve	173	(49)	—	124
Other	221	(183)	—	38

Total	$4,123	$(3,849)	$(11)	$263

During the third quarter of 2007, we approved and initiated a restructuring plan (“2007 restructuring plan”) to lower operating expenses primarily by reducing headcount. This plan encompassed a reduction in work force, a voluntary separation program for certain employees and the closure of certain leased facilities.

The following table displays the activity for each major type of cost associated with the 2007 restructuring plan (in thousands):

	Balance at December 29, 2007	Charged to expense in fiscal 2008	Paid or settled	Adjustments to reserve	Balance at January 3, 2009	Cumulative expense through year ended December 29, 2007	Aggregate expense and adjustments
Severance and related costs	$119	$1,280	$(1,377)	$(4)	$18	$2,402	$3,678
Lease loss reserve	—	1,372	(1,350)	(11)	11	16	1,377
Other	65	43	(92)	(16)	—	286	313

Total	$184	$2,695	$(2,819)	$(31)	$29	$2,704	$5,368

Reported in our fiscal 2008 results as Restructuring charges is a net charge to operating expenses of $2.7 million related to the 2007 restructuring plan. This amount is comprised primarily of $1.4 million related to future lease payments associated with a vacated facility in San Jose, California, $1.0 million in severance costs and a non-cash charge of $0.3 million for the effects of accelerated vesting related to the resignation of our former President and Chief Executive Officer effective May 31, 2008.

In addition to the amounts recorded for the 2007 and 2008 restructuring plans, at January 3, 2009, the Consolidated Balance Sheet included $0.4 million related to operating lease commitments accrued as remaining costs under provisions of a restructuring plan initiated and completed during the fourth quarter of 2005 (“2005 restructuring plan”). From the period beginning with the fourth quarter of 2005 through the fourth quarter of 2008, the aggregate expense under the 2005 restructuring plan is $11.9 million.

Total restructuring charges in fiscal years 2008, 2007 and 2006 were as follows (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Severance and related costs	$4,996	$2,403	$229
Lease loss reserve	1,545	(173)	(116)
Other	248	142	198

	$6,789	$2,372	$311

We cannot be certain as to the actual amount of any remaining restructuring charges or the timing of their recognition for financial reporting purposes.

(12)—Zero Coupon Convertible Subordinated Notes due in 2010:

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

On July 2, 2008, the Company completed the purchase of the remaining $40.0 million in principal amount of its Convertible Notes in accordance with the provisions of the Indenture dated June 20, 2003 and pursuant to the exercise by the noteholders of their repurchase rights. As a result of these purchases, no Convertible Notes remain outstanding at January 3, 2009.

(13)—Common Stock Repurchase Program:

On December 13, 2008, the Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. Under the program, Lattice may purchase shares of common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. There were no purchases in fiscal 2008.

(14)—Stockholders’ Equity:

Stock Warrants

Warrants (last issued in fiscal year 2004) for 256,661, 119,074 and 95,563 shares expired unexercised during fiscal years 2008, 2007 and 2006, respectively, leaving warrants for 294,579 shares unexercised at January 3, 2009. These remaining warrants expire on May 11, 2009 and have a weighted average exercise price of $7.45. Expense recorded in conjunction with the vesting of warrants was not material to our Consolidated Financial Statements for fiscal years 2008, 2007 and 2006.

Employee and Director Stock Options, Restricted Stock and ESPP

The Company’s employee stock option plans include principal plans adopted in 1996 and 2001 (“principal option plans”), as well as various stock option plans assumed through acquisitions under which stock options are outstanding. We have authorized an aggregate of 9,000,000 and 17,200,000 shares of common stock for issuance to officers and employees under the 2001 plan and 1996 plan, respectively. The principal option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date. The options generally vest quarterly over a four-year period beginning on the grant date. Options granted under the principal option plans are generally non-qualified stock options but the principal option plans permit some options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The contractual term of options granted prior to January 31, 2006 was generally ten years, while the contractual term of options granted subsequent to January 31, 2006 is generally seven years.

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

The Company’s director stock option plan, which was amended and approved most recently by our stockholders in May 2007, provides that non-employee members of our Board of Directors receive non-qualified option grants in set amounts and at set times, at option prices equal to the fair market value on the date of grant. An increase of 200,000 shares reserved for issuance under the plan was approved by our stockholders on May 1, 2007. An aggregate of 1,200,000 shares of common stock have been authorized for issuance under the plan. Vesting periods for options granted to Directors vary from one year to four years with current grants over three years. The contractual term of all director options is ten years.

The Company’s ESPP, which was amended and approved most recently by our stockholders in May 2007, permits eligible employees to purchase shares of common stock through payroll deductions, not to exceed 10% of an employee’s compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period, but in no event less than the book value per share at the mid-point of each offering period. An aggregate of 5,500,000 shares of common stock have been authorized for issuance under the plan. We have treated the ESPP as a compensatory plan, and recorded compensation expense related to the ESPP of $0.5 million and $0.7 million for fiscal 2008 and fiscal 2007, respectively.

Stock-Based Compensation

Total stock-based compensation expense was included in the Consolidated Statements of Operations as follows (in thousands):

	Year Ended
Line item:	January 3, 2009	December 29, 2007	December 30, 2006
Cost of products sold	$422	$483	$331
Research and development	2,467	2,741	1,928
Selling, general and administrative	2,433	2,273	1,364
Restructuring charges	253	—	—

	$5,575	$5,497	$3,623

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. Beginning January 1, 2006, we are estimating the expected term of stock options based on the simplified method provided for under SAB No. 107. The expected volatility of both stock options and ESPP shares is based on the daily historical volatility of our stock price, measured over the expected term of the option. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that we have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future.

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Employee and Director Stock Options
Expected volatility (%)	46.2 to 48.3	46.6 to 55.4	57.7 to 59.0
Risk-free interest rate (%)	2.0 to 3.3	3.3 to 4.8	4.5 to 5.0
Expected term (in years)	4.75	4.75	4.75
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan
Weighted average expected volatility (%)	46.0	48.0	34.4
Weighted average risk-free interest rate (%)	3.3	5.1	4.9
Expected term (in years)	.50	.50	.50
Dividend yield	0%	0%	0%

At January 3, 2009, there was $8.0 million of total unrecognized compensation cost related to unvested employee and director stock options, which is expected to be recognized over a weighted average period of 2.5 years. Our current practice is to issue new shares to satisfy option exercises. In conjunction with the adoption of SFAS No. 123(R), we changed our method of recognizing the expense of stock-based compensation over the requisite service period from the accelerated approach in accordance with FIN No. 28 to the straight-line method. Compensation expense for all stock-based compensation awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach, while compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 will be recognized using the straight-line method.

The following table summarizes our stock option activity and related information for the years ended December 29, 2007 and January 3, 2009 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Balance, December 30, 2007	20,399	$6.84
Granted	4,520	2.46
Exercised	(1)	1.88
Forfeited or expired	(9,477)	6.81

Balance, January 3, 2009	15,441	$5.57	4.93	$11

Vested and expected to vest at January 3, 2009	12,418	$6.10	4.60	$11

Exercisable, January 3, 2009	9,365	$7.07	4.02	$11

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of each fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that day. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for fiscal 2008, 2007 and 2006 was less than $0.1 million, $0.2 million and $0.1 million, respectively. Total fair value of options vested and expensed in fiscal 2008, 2007 and 2006 was $4.8 million, $5.0 million and $4.1 million, respectively.

The resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted were $1.05, $2.61 and $3.01 for fiscal years 2008, 2007 and 2006, respectively. The weighted average fair values calculated using the Black-Scholes option pricing model for the ESPP were $.88, $1.46 and $1.19 for fiscal years 2008, 2007 and 2006, respectively.

At January 3, 2009, a total of 10.7 million shares of our common stock were available for future grants under our stock option plans. Shares subject to stock option grants that expire or are cancelled without delivery of such shares generally become available for reissuance under these plans. At January 3, 2009, a total of 0.8 million shares of our common stock were available for future purchases under our ESPP.

The following table summarizes our RSU activity for the two years ended January 3, 2009 (shares in thousands):

	Shares	Weighted average grant date fair value
Balance, December 31, 2006	—	$—
Granted	892	4.47
Vested	(51)	5.03
Forfeited	(59)	4.91

Balance, December 29, 2007	782	4.40
Granted	181	2.60
Vested	(172)	4.50
Forfeited	(199)	4.11

Balance, January 3, 2009	592	$3.93

At January 3, 2009, there was $1.9 million of total unrecognized compensation cost related to unvested Restricted Stock Units. Our current practice is to issue new shares when Restricted Stock Units vest. Compensation expense for Restricted Stock Units is recognized using the straight-line method over the related vesting period.

(15)—Employee Benefit Plans:

Profit Sharing Plan

We initiated a profit sharing plan effective April 1, 1990. Under the provisions of this plan, as approved by the Board of Directors, a percentage of our operating income, as defined and calculated at the end of March and September for the prior six-month period, is paid to qualified employees. There was no expense recorded related to the profit sharing plan in fiscal years 2008, 2007 or 2006. This plan was terminated in 2008.

Qualified Investment Plan

In 1990, we adopted a 401(k) plan, which provides participants with an opportunity to accumulate funds for retirement. The plan does not allow investments in the Company’s common stock. The plan allows for the Company to make discretionary matching contributions in cash. The Company made no matching contributions in fiscal 2008, $1.5 million in matching contributions in fiscal 2007 and $0.6 million in matching contributions in fiscal 2006.

Executive Deferred Compensation Plan

We initiated an Executive Deferred Compensation Plan effective August 1997. Under the provisions of this plan, as approved by the Board of Directors, certain senior executives may annually defer up to 75% of their salary and up to 100% of their incentive compensation. The return on deferred funds is based upon the performance of designated mutual funds or our publicly traded common stock. There is no guaranteed return or matching contribution. We paid out $1.4 million and $1.4 million of the deferred compensation balance in 2008 and 2007, respectively. Balances at January 3, 2009 and December 29, 2007 of $1.5 million and $3.4 million, respectively, are reflected in Other long-term liabilities in our accompanying Consolidated Balance Sheets and the related assets are included in Foundry investments, advances and other assets in our accompanying Consolidated Balance Sheets. The deferred compensation amounts are unsecured obligations, but we have made corresponding contributions to a trust fund owned by the Company for the benefit of deferred compensation plan participants. The trust fund invests in mutual funds or our publicly traded common stock in the manner directed by participants pursuant to provisions of the plan. The mutual funds are accounted for as trading securities and are marked to market and are included in Cash and cash equivalents in our accompanying Consolidated Balance Sheets until they are sold.

Executive Variable Compensation Plan

In December 2007, the Compensation Committee of the Board of Directors approved the 2008 Executive Variable Compensation Plan. The Company’s Chief Executive Officer and other members of senior management as nominated by the Chief Executive Officer and approved by the Compensation Committee are eligible to participate in the Executive Variable Compensation Plan. The payout for each participant is based both on Company performance, as measured by achievement of revenue and operating income performance goals approved by the Board prior to the commencement of the plan year, and individual performance. There was no expense under this plan at January 3, 2009 and December 29, 2007.

2008 Executive Recognition Compensation Plan

In 2008, the Compensation Committee of the Board of Directors approved the 2008 Executive Recognition Compensation Plan (“ERCP”) for certain vice president level executives, designed as a stay-on incentive through a CEO transition. Payment was contingent upon satisfying a service condition and certain performance goals. There was a contingent element and discretionary element to this plan and the Company believes the attainment of management objectives were essentially met. Therefore, compensation of approximately $0.5 million was charged as compensation expense during fiscal 2008 and included in Accrued payroll obligations at January 3, 2009.

2009 Bonus Plan

On December 2, 2008, upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved the 2009 Bonus Plan which provides for the payment of two cash bonuses during the year to non-executive employees upon the achievement of specific performance criteria for the 2009 fiscal year and the payment of a single cash bonus to certain of the Company’s officers, including executive officers, upon the achievement of specific performance criteria for the 2009 fiscal year. The plan essentially replaced the prior profit sharing plan that terminated in fiscal 2008. The first half of the bonuses will be paid to non-executive employees at the end of the first two quarters of fiscal year 2009 and the second half of the bonuses will be paid at the end of fiscal year 2009. The payment of bonuses at the end of the first two quarters of fiscal year 2009 is dependent upon the achievement of certain personal performance objectives and the Company achieving a minimum GAAP operating income for fiscal year 2009, with the amount available for payment of bonuses scaling up as operating income exceeds the minimum amount. The criteria for payment of bonuses at the end of fiscal year 2009 is dependent upon the achievement of certain personal performance objectives and the Company achieving a minimum GAAP operating income for fiscal year 2009, with the amount available for payment of bonuses scaling up as operating income exceeds the minimum amount.

The criteria for payment of bonuses to executives is dependent upon the achievement of certain personal performance objectives and the Company achieving a minimum GAAP operating income for fiscal year 2009, with the amount available for payment of bonuses scaling up as operating income exceeds the minimum amount. Substantially all of the Company’s employees, other than participants in the Company’s sales incentive plan, are eligible to participate in the 2009 Bonus Plan, including the Company’s executive officers. Bonuses under the 2009 Bonus Plan may be from 22.5% to 67.5% of an executive officer’s salary, with such percentage varying among the executive employees and subject to a maximum amount included in contractual agreements.

(16)—Commitments and Contingencies:

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

We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity or our financial results. Periodically, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we then accrue a liability for the estimated loss based on the provisions in SFAS No. 5, “Accounting for Contingencies”. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise estimates. Presently, no accrual has been estimated under SFAS No. 5 for potential losses that may or may not arise from the current lawsuits in which we are involved.

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

(17)—Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic products. Our revenue by major geographic area was as follows (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
United States	$37,817	$42,681	$50,055
Export revenue:
China	62,110	51,765	40,817
Europe	46,411	46,254	56,475
Japan	30,624	30,723	31,685
Taiwan	20,453	25,945	25,870
Other Asia	16,422	23,258	25,160
Other Americas	8,425	8,083	15,397

Total export revenue	184,445	186,028	195,404

Total revenue	$222,262	$228,709	$245,459

Our three largest customers are distributors and make up a significant portion of our total revenue. Revenue attributable to resales of products by Arrow Electronics, Inc. accounted for approximately 11%, 13% and 15% of revenue in fiscal 2008, 2007 and 2006, respectively, by Avnet, Inc., accounted for approximately 14%, 15% and 16% of revenue in fiscal 2008, 2007 and 2006, respectively, and by Promaster Technology Corporation (revenue recognized when shipped) accounted for approximately 10%, 10% and 8% of revenue in fiscal 2008, 2007 and 2006, respectively. No other individual customer accounted for more than 10% of total revenue in any of the fiscal years 2008, 2007 or 2006.

(18)—Subsequent Event:

Many of the currently outstanding stock options held by our employees are “underwater,” which means that the per share exercise price of a stock option is greater than the current market price of our common stock. As a result, on December 22, 2008, the Company’s Board of Directors approved an offer to exchange stock options previously granted with an exercise price of equal or greater than $3.91 under the Company’s 1996 Plan and the 2001 Plan. The offer expired on February 3, 2009 at which time the exchange was consummated. The offer was not extended to the Company’s executive officers, members of the board of directors and employees based outside the United States. The Company offered to exchange new options or restricted shares in exchange for options to purchase up to an aggregate of 7,875,084 shares of the Company’s common stock , issuable under the Company’s 1996 Plan, or restricted stock units, issuable under the Company’s 2001 Plan. Approximately 300 eligible option holders elected to participate in the exchange and the Company accepted for cancellation, options to purchase an aggregate of 3,571,228 shares of the Company’s common stock under the Company’s 1996 Plan and options to purchase an aggregate of 2,493,826 shares under the Company’s 2001 Stock Plan. Subject to the terms and conditions of the exchange offer, Lattice granted new options to purchase up to an aggregate of 727,537 shares of the Company’s common stock under the Company’s 1996 Plan and 227,412 restricted stock units under the Company’s 2001 Stock Plan. The expected impact for the exchange is approximately $0.4 million to be amortized over four years from the date of exchange.

On February 4, 2009, the Company announced that its board of directors has appointed Michael G. Potter to serve as Corporate Vice President and Chief Financial Officer effective February 17, 2009. In connection with this appointment, Robert O’Brien who has served as Acting Chief Financial Officer of the Company since July 28, 2008, ceased serving in that capacity effective February 17, 2009. Mr. O’Brien will continue as the Company’s Corporate Controller.

(19)—Quarterly Financial Data (Unaudited):

A summary of the company’s consolidated quarterly results of operations is as follows (in thousands, except per share data):

	2008				2007
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenue	$49,969	$57,610	$58,079	$56,604	$53,055	$58,304	$59,243	$58,107
Gross margin	$24,342	$31,117	$32,528	$31,444	$29,414	$31,599	$32,650	$31,889
Impairment loss on goodwill	—	—	—	—	$223,556	—	—	—
Restructuring charges (adjustment)	$259	$3,882	$858	$1,790	$757	$1,718	$27	$(130)

Net loss	$(14,403)	$(6,978)	$(13,571)	$(3,254)	$(229,525)	$(4,447)	$(1,461)	$(4,383)
Basic net loss per share	$(0.12)	$(0.06)	$(0.12)	$(0.03)	$(1.99)	$(0.04)	$(0.01)	$(0.04)
Diluted net loss per share	$(0.12)	$(0.06)	$(0.12)	$(0.03)	$(1.99)	$(0.04)	$(0.01)	$(0.04)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lattice Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of Lattice Semiconductor Corporation and subsidiaries as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index under item 8 for the years ended January 3, 2009 and December 29, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lattice Semiconductor Corporation and subsidiaries as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the years ended January 3, 2009 and December 29, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lattice Semiconductor Corporation’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 10 to the consolidated financial statements, the Company changed their method of accounting for uncertain tax positions effective December 31, 2006.

/s/ KPMG LLP

Portland, Oregon

March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lattice Semiconductor Corporation:

We have audited Lattice Semiconductor Corporation’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lattice Semiconductor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lattice Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lattice Semiconductor Corporation and subsidiaries as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years then, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

March 13, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lattice Semiconductor Corporation

In our opinion, the consolidated statement of operations and consolidated statement of cash flows for the year ended December 30, 2006 present fairly, in all material respects the results of operations and cash flows of Lattice Semiconductor Corporation and its subsidiaries for the year ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 30, 2006 listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Portland, Oregon

March 8, 2007

Item 9.  Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.

On March 13, 2007, the Audit Committee of our Board of Directors dismissed PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm and on March 13, 2007 engaged KPMG LLP (“KPMG”) as our independent registered public accounting firm to audit our financial statements for the years ended December 29, 2007 and January 3, 2009.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of January 3, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of January 3, 2009, the company’s internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s financial statements in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of January 3, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter or fiscal year ended January 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our Annual Report on Form 10-K for the year ended December 29, 2007. The procedures by which security holders may recommend nominees to our Board of Directors were described in detail in the information concerning our Nominating and Governance Committee under the caption “Board Meetings and Committees” in our Proxy Statement filed April 11, 2008.

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

Equity Compensation Plan Information

The following table summarizes information, as of January 3, 2009, with respect to shares of our common stock that may be issued under our existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options assumed by us in connection with mergers and acquisitions. Footnote (5) to the table sets forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of January 3, 2009, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

	(A)		(B)	(C)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(share numbers in table are in thousands except per share amounts)
Equity compensation plans:
Approved by security holders (1)	14,877		$5.40	10,659	(2)
Not approved by security holders	294	(3)	7.45	9,970	(4)

Total	15,171		$5.44	20,629

(1)	Includes shares of our common stock issuable upon exercise of options from the 1996 Stock Incentive Plan, the 2001 Stock Plan and the 2001 Outside Directors’ Stock Option Plan.

(2)	Includes approximately 785,000 shares reserved for issuance under our Employee Stock Purchase Plan.

(3)	Consists of shares of our common stock issuable upon exercise of warrants issued to a vendor as compensation for services. The warrants have an exercise price equal to the closing market price on the date of issue and were earned by the vendor ratably over the one-year service period and have a term of five years. Security holder approval was not required for the issuance of these warrants pursuant to our charter documents and applicable law and regulations.

(4)	Consists of shares of our common stock held for the benefit of certain executives by our executive deferred compensation plan. The plan is funded entirely by participants through deferral of salary, bonus awards or gains on the exercise of stock options. Distributions to participants are made pursuant to elections made by participants in accordance with plan provisions, generally at the time of the election to defer. There have been no company matching contributions to the plan and the assets of the plan remain subject to claims of the company’s general creditors. Security holder approval was not required for establishing and funding the executive deferred compensation plan.

(5)	The table does not include information for the stock options assumed by us in connection with mergers and acquisitions. At January 3, 2009, a total of 564,000 shares of our common stock were issuable upon exercise of those assumed options. The weighted-average exercise price of those assumed options is $10.19 per share.

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

(3) Exhibits.

Exhibit Number	Description
3.1	The Company’s Restated Certificate of Incorporation filed February 24, 2004 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

3.2	The Company’s Bylaws, as amended and restated as of January 31, 2006 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed February 3, 2006).

4.4	Indenture, dated as of June 20, 2003, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

4.5	Form of Note for the Company’s Zero Coupon Convertible Subordinated Notes (Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

10.23	Advance Production Payment Agreement dated March 17, 1997 among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.23 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005)(1).

10.24*	Lattice Semiconductor Corporation 1996 Stock Incentive Plan, as amended, and Related Form of Option Agreement (Incorporated by reference to Exhibits (d)(1) and (d)(2) to the Company’s Schedule TO filed on February 13, 2003).

10.33*	2001 Outside Directors’ Stock Option Plan, as amended and restated effective May 1, 2007 (Incorporated by reference to the Appendix A filed with the Company’s 2007 Definitive Proxy Statement on Schedule 14A filed on April 5, 2007).

Exhibit Number	Description
10.34*	2001 Stock Plan, as amended, and related Form of Option Agreement (Incorporated by reference to Exhibits (d)(3) and (d)(4) to the Company’s Schedule TO filed on February 13, 2003).

10.35	Intellectual Property Agreement by and between Agere Systems Inc. and Agere Systems Guardian Corporation and Lattice Semiconductor Corporation as Buyer, dated January 18, 2002 (Incorporated by reference to Exhibit 10.35 filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.37*	Lattice Semiconductor Corporation Executive Deferred Compensation Plan, as amended and restated effective as of August 11, 1997 (Incorporated by reference to Exhibit 99.3 filed with the Company’s Registration Statement on Form S-3, as amended, dated October 17, 2002).

10.38*	Amendment No. 1, to the Lattice Semiconductor Corporation Executive Deferred Compensation Plan, as amended, dated November 19, 1999 (Incorporated by reference to Exhibit 99.4 filed with the Company’s Registration Statement on Form S-3, as amended, dated October 17, 2002).

10.39	Registration Rights Agreement, dated as of June 20, 2003, between the Company and the initial purchaser named therein (Incorporated by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

10.41*	Form of Indemnification Agreement executed by each director and executive officer of the Company and certain other officers and employees of the Company and its subsidiaries (Incorporated by reference to Exhibit 10.41 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

10.42	Amendment dated March 25, 2004 to Advance Production Payment Agreement dated March 17, 1997, as amended, among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.42 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004)(1).

10.43	Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004)(1).

10.44*	Employment Agreement between Lattice Semiconductor Corporation and Stephen A. Skaggs dated August 9, 2005 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on August 12, 2005).

10.45*	Compensation Arrangement between Lattice Semiconductor Corporation and Patrick S. Jones, Chairman of the Board of Directors (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on August 12, 2005).

10.46*	Employment Agreement between Lattice Semiconductor Corporation and Jan Johannessen dated November 1, 2005 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.47*	Employment Agreement between Lattice Semiconductor Corporation and Martin R. Baker dated November 1, 2005 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.48*	Employment Agreement between Lattice Semiconductor Corporation and Stephen M. Donovan dated November 1, 2005 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.50*	Compensation Arrangement between Lattice Semiconductor Corporation and Chairpersons for Committees of the Board of Directors (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

Exhibit Number	Description
10.51*	Form of Amendment to Stock Option Agreements for 1996 Stock Incentive Plan, as amended, and 2001 Stock Plan, as amended (Incorporated by reference to Exhibit 99.3 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.52*	2006 Executive Bonus Plan (Incorporated by reference to Exhibit 99.4 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.53	Addendum dated March 22, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.53 filed with the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006).

10.54	Addendum No. 2 dated effective October 1, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.54 filed with the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006)(1).

10.55*	2007 Executive Variable Compensation Plan, as amended (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 7, 2006, as amended as described in the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.56*	Form of Notice of Grant of Restricted Stock Units to Executive Officer (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.57*	2008 Executive Variable Compensation Plan, as amended (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 7, 2007).

10.58*	Letter Agreement between Lattice Semiconductor Corporation and Stephen A. Skaggs dated January 31, 2008 (Incorporated by reference to Exhibit 10.58 filed with the Company’s Annual Report on Form 10-K filed on March 13, 2008).

10.59*	Employment Agreement between Lattice Semiconductor Corporation and Bruno Guilmart dated May 14, 2008 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on June 16, 2008).

10.60*	Employment Agreement between Lattice Semiconductor Corporation and Byron Milstead dated May 14, 2008 (Incorporated by reference to Exhibit 10.6 filed with the Company’s Current Report on Form 10-Q filed on August 8, 2008).

10.61*	Form of Inducement Stock Option Agreement (Incorporated by reference to Exhibit 10.61 filed with the Company’s Current Report on Form 10-Q filed on November 5, 2008).

10.62*	Employment Agreement between Lattice Semiconductor Corporation and Michael Potter dated February 4, 2009 (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on February 4, 2009).

10.63	2009 Bonus Plan of Lattice Semiconductor Corporation.

10.64	Addendum #4 dated effective December 18, 2009 to the Advanced Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited.

10.65	Letter Agreement effective December 18, 2008 re Repayment of Advance Payment between Lattice Semiconductor Corporation and Fujitsu Microelectronics Limited and Fujitsu Microelectronics America, Inc.

10.66*	Employment Agreement between Lattice Semiconductor Corporation and Byron Milstead effective as of December 30, 2008.

14.1	Standards of Ethics and Conduct (Incorporated by reference to Exhibit 14.1 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

Exhibit Number	Description
21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

(b) See (a)(3) above.

(c) See (a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION (Registrant)

By:	/s/ MICHAEL G. POTTER
Michael G. Potter Corporate Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: March 13, 2009

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruno Guilmart and Michael Potter, or either of them, his or her attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date
/s/ BRUNO GUILMART Bruno Guilmart	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009

/s/ MICHAEL G. POTTER Michael G. Potter	Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

David E. Coreson	Director	March , 2009

/s/ DANIEL S. HAUER Daniel S. Hauer	Director	March 13, 2009

/s/ PATRICK S. JONES Patrick S. Jones	Director	March 13, 2009

/s/ BALAJI KRISHNAMURTHY Balaji Krishnamurthy	Director	March 13, 2009

/s/ W. RICHARD MARZ W. Richard Marz	Director	March 13, 2009

/s/ GERHARD H. PARKER Gerhard H. Parker	Director	March 13, 2009

Schedule II

LATTICE SEMICONDUCTOR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C	Column D		Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Write-offs net of recoveries	Balance at end of period
Fiscal year ended January 3, 2009:
Allowance for deferred taxes	$279,687	$13,132	$(67)		$—	$292,752
Allowance for doubtful accounts	872	303	—		(2)	1,173
Allowance for warranty expense	683	765	—		(823)	625

	$281,242	$14,200	$(67)		$(825)	$294,550

Fiscal year ended December 29, 2007:
Allowance for deferred taxes	$191,871	$90,030	$(2,214	)(1)	$—	$279,687
Allowance for doubtful accounts	877	—	—		(5)	872
Allowance for warranty expense	612	232	—		(161)	683

	$193,360	$90,262	$(2,214)		$(166)	$281,242

Fiscal year ended December 30, 2006:
Allowance for deferred taxes	$198,841	$(6,970)	$—		$—	$191,871
Allowance for doubtful accounts	939	(62)	—		—	877
Allowance for warranty expense	600	1,005	—		(993)	612

	$200,380	$(6,027)	$—		$(993)	$193,360

(1)	Primarily related to a Retained earnings accumulated (deficit) adjustment for the impact of the adoption of FIN No. 48.

S-1