Form 10-Q
period 2009-04-04
LATTICE SEMICONDUCTOR CORP
filed 2009-05-08
CIK 855658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period as the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of May 4, 2009            115,247,305

The information contained in this Form 10-Q is as of May 8, 2009. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended January 3, 2009.

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, the concentration of our sales in the communications equipment end market, particularly as it relates to the China 3G telecommunications network build-out, the compromised liquidity of auction rate securities in our long-term marketable securities portfolio, market acceptance and demand for our new products, our reliance on export sales, the effect of global economic conditions on the repayment of certain of our receivables, the effect of the downturn in the economy on capital markets, technology and development risks, the transition to a new executive management team, our efforts to improve our cost structure, our efforts to reduce costs out of our supply chain, the transition to new distributors in various regions including Taiwan and China, our having clearly focused our business on identifying and pursuing programmable logic opportunities where we have sustainable and differentiated market positions, the impact of competitive products and pricing, and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), including but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this report. You should not unduly rely on forward-looking statements because our actual results could materially differ from those expressed in any forward-looking statements made by us. Further, any forward-looking statement applies only as of the date on which it is made. We are not required to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended
	April 4, 2009	March 29, 2008
Revenue	$43,336	$56,604
Costs and expenses:
Cost of products sold	20,658	25,160
Research and development	14,891	17,668
Selling, general and administrative	12,943	14,999
Amortization of intangible assets	228	1,481
Restructuring	(25)	1,790

	48,695	61,098

Loss from operations	(5,359)	(4,494)
Other (expense) income, net	(512)	1,333

Loss before provision for income taxes	(5,871)	(3,161)
(Benefit) provision for income taxes	(121)	93

Net loss	$(5,750)	$(3,254)

Basic and diluted net loss per share	$(0.05)	$(0.03)

Shares used in per share calculations:
Basic and diluted	115,430	115,146

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

(unaudited)

	April 4, 2009	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$69,446	$53,668
Short-term marketable securities	1,992	12,241
Accounts receivable, net	25,264	26,404
Other receivable	60,000	60,000
Inventories	30,276	32,703
Current portion of foundry advances	22,520	19,157
Prepaid expenses and other current assets	7,199	7,663

Total current assets	216,697	211,836
Foundry advances and other assets	12,287	20,080
Property and equipment, less accumulated depreciation	38,014	40,307
Long-term marketable securities	19,662	19,485
Intangible assets, less accumulated amortization	—	228

Total assets	$286,660	$291,936

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,308	$16,947
Accrued payroll obligations	6,506	6,693
Deferred income and allowances on sales to distributors	5,910	5,741

Total current liabilities	28,724	29,381
Other long-term liabilities	6,784	7,616

Total liabilities	35,508	36,997
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 115,252,000 and 115,469,000 shares issued and outstanding	1,155	1,155
Paid-in capital	619,022	617,572
Treasury stock	(324)	—
Accumulated other comprehensive income (loss)	304	(533)
Accumulated deficit	(369,005)	(363,255)

Total stockholders’ equity	251,152	254,939

Total liabilities and stockholders’ equity	$286,660	$291,936

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended
	April 4, 2009	March 29, 2008
Cash flows from operating activities:
Net loss	$(5,750)	$(3,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,100	5,448
Impairment of Long-term marketable securities	664	—
Stock-based compensation	1,259	1,368
Changes in assets and liabilities:
Accounts receivable, net	1,140	377
Inventories	2,427	753
Prepaid expenses and other current assets	742	1,745
Foundry advances (includes advance credits)	3,235	5,062
Accounts payable and accrued expenses	104	(1,197)
Accrued payroll obligations	(187)	(2,266)
Deferred income and allowances on sales to distributors	169	(920)
Other liabilities	(438)	(216)

Net cash provided by operating activities	7,465	6,900

Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	10,240	46,980
Purchase of marketable securities	—	(16,806)
Capital expenditures	(798)	(3,207)

Net cash provided by investing activities	9,442	26,967

Cash flows from financing activities:
Payment on yen line of credit	(805)	(1,136)
Repurchases of common stock	(324)	—
Net proceeds from issuance of common stock	—	1

Net cash used in financing activities	(1,129)	(1,135)

Net increase in cash and cash equivalents	15,778	32,732
Beginning cash and cash equivalents	53,668	37,332

Ending cash and cash equivalents	$69,446	$70,064

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on assets measured at fair value, net, included in Accumulated other comprehensive income (loss)	$831	$(7,806)
Distribution of deferred compensation from trust assets	$353	$1,208

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies:

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared by Lattice Semiconductor Corporation (the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in our opinion include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2009.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Our most critical estimate relates to auction rate securities, and the estimates of fair value of these securities made in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”). Actual results could differ from these estimates.

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our first quarter of fiscal 2009 and fiscal 2008 ended on April 4, 2009 and March 29, 2008, respectively. All references to quarterly or three months ended financial results are references to the results for the relevant fiscal period.

New Accounting Pronouncements

During the first fiscal quarter of 2009, the Financial Accounting Standards Board issued Staff Positions SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and the Identifying Transactions That Are Not Orderly”, SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, and SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. These Staff Positions were issued to clarify the application of SFAS No. 157, “Fair Value Measurements” in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods. The Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three Staff Positions or both the fair-value measurement and other-than-temporary impairment Staff Positions are adopted simultaneously. The Company plans to adopt the Staff Positions in the second quarter of fiscal 2009 and is currently evaluating the impact, if any, the adoption will have on the Company’s Condensed Consolidated Financial Statements.

Note 2 — Net Loss Per Share:

Net loss per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method and the “if converted” method for convertible securities. Potentially dilutive securities consist of stock options, restricted stock units (“RSUs”), warrants to purchase shares of common stock and Zero Coupon Convertible Subordinated Notes due in 2010 (“Convertible Notes”) for the periods in which they were outstanding (see Note 10).

The computation of basic and diluted net loss per share for the quarters ended April 4, 2009, and March 29, 2008, excludes the effects of stock options, RSUs and warrants aggregating 13.7 million and 21.7 million shares, respectively, because the effect was antidilutive. Stock options, RSUs and warrants are antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position.

For the quarter ended March 29, 2008, the effects of the Convertible Notes, aggregating 3.3 million shares, were excluded from the computation of basic and diluted earnings per share, as the effect was antidilutive. Shares underlying Convertible Notes are antidilutive when there is a loss for the period or if loan servicing costs exceed the profit for the period (see Note 10).

Note 3 — Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	April 4, 2009	January 3, 2009
Short-term marketable securities:
Due within one year	$1,992	$12,241

Long-term marketable securities:
Due after five years through ten years	4,668	5,333
Due after ten years	14,063	13,233
No contractual maturity date	931	919

	19,662	19,485

Total marketable securities	$21,654	$31,726

The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	April 4, 2009	January 3, 2009
Short-term marketable securities:
Corporate and municipal bonds, notes and commercial paper	$1,992	$7,221
Market rate investments	—	5,020

	1,992	12,241

Long-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Federally-insured or FFELP guaranteed student loans	14,063	13,233
Corporate bonds, subject to credit default swap risk	4,668	5,333
Auction market preferred shares	931	919

	19,662	19,485

Total marketable securities	$21,654	$31,726

At both April 4, 2009 and January 3, 2009, the Company held auction rate securities with a face value of $39.2 million. At April 4, 2009, due to the occurrence of multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company had an estimated fair value of $19.7 million and had been reclassified to Long-term marketable securities.

Long-term marketable securities with a face value of $14.0 million (estimated fair value of $4.7 million) are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, investment grade long-term marketable securities with a face value of $8.3 million (estimated fair value of $0.9 million) were replaced on December 3, 2008 by auction market preferred shares issued by Ambac Assurance Corporation (“AMBAC”), as a result of AMBAC exercising their put option feature provided in this security. As of April 4, 2009, the credit ratings on our corporate auction rate securities were BBB and BBB-, and preferred shares auction rate securities were BBB. In addition, Long-term marketable securities with a face value of $16.9 million (estimated fair value of $14.1 million) are exposed to risks associated with student loan asset-backed notes. Such notes are insured by the federal government or guaranteed by the Federal Family Education Loan Program (FFELP). The credit ratings on our student loan auction rate securities were AAA and A3.

Note 4 — Fair Value of Financial Instruments:

The Company’s assets measured at fair value were as follows (in thousands):

	Fair value measurements as of April 4, 2009
	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$1,992	$1,992	$—	$—
Long-term marketable securities	19,662	—	—	19,662

Total assets measured at fair value	$21,654	$1,992	$—	$19,662

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

During the quarter ended April 4, 2009, the following changes occurred in our Level 3 assets (in thousands):

Fair value of Long-term marketable securities at January 3, 2009	$19,485
Other-than-temporary impairment of Long-term marketable securities	(665)
Unrealized gain on Long-term marketable securities	842

Fair value of Long-term marketable securities at April 4, 2009	$19,662

While the auctions for auction rate securities have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheets. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings on some of the securities, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded an additional impairment charge of $0.7 million to Other (expense) income, net for the fiscal quarter ended April 4, 2009 primarily to our corporate auction rate securities. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

In accordance with FSP SFAS Nos. 115 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company recorded an unrealized loss of less than $0.1 million during the three months ended April 4, 2009 on certain Short-term marketable securities resulting in a carrying cost of $2.0 million and an unrealized gain of $0.8 million on Long-term marketable securities consisting of our student loan auction rate securities and our auction market preferred shares resulting in a carrying cost of $15.0 million, which has been recorded in Accumulated other comprehensive income (loss). Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income (loss). If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain reported in Accumulated other comprehensive income (loss).

Note 5 — Inventories (in thousands):

	April 4, 2009	January 3, 2009
Work in progress	$21,650	$22,167
Finished goods	8,626	10,536

	$30,276	$32,703

Note 6 — Changes in Stockholders’ Equity and Comprehensive (Loss) income (in thousands):

	Common stock	Paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
Balances, January 3, 2009	$1,155	$617,572	$—	$(363,255)	$(533)	$254,939
Net loss for quarter ended April 4, 2009	—	—	—	(5,750)	—	(5,750)
Unrealized gain, net, related to marketable securities	—	—	—	—	831	831
Translation adjustments	—	—	—	—	6	6

Comprehensive loss	—	—	—	—	—	(4,913)

Common stock issued in connection with exercise of stock options, ESPP and net vested RSUs	—	(46)	—	—	—	(46)
Stock repurchase	—	—	(324)	—	—	(324)
Stock-based compensation expense related to stock options, ESPP and RSUs	—	1,259	—	—	—	1,259
Distribution of stock held by deferred stock compensation plan	—	237	—	—	—	237

Balances, April 4, 2009	$1,155	$619,022	$(324)	$(369,005)	$304	$251,152

On December 13, 2008, the Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. Under the program, the Company may purchase shares of common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases have and will be funded from available working capital.

Repurchases during the quarter ended April 4, 2009 of approximately 259,000 shares were settled for $0.3 million and were all open market transactions.

Note 7 — Foundry Advances and Other Assets (in thousands):

	April 4, 2009	January 3, 2009
Foundry advances and other assets	$34,807	$39,237
Less: Current portion of foundry advances	(22,520)	(19,157)

	$12,287	$20,080

The Company has an Advance Payment and Purchase Agreement (the “Agreement”), with Fujitsu Limited, pursuant to which we advanced $125.0 million in support of the development and construction of a 300mm wafer fabrication facility in Mie, Japan. As of April 4, 2009, we have received back from Fujitsu $37.2 million of the total advance.

Under the terms of a letter agreement between the Company and Fujitsu, Fujitsu agreed to repay in cash to the Company $60.0 million (recorded as Other receivable in the Condensed Consolidated Balance Sheets) in two installments, $30.0 million of which was received on April 15, 2009 and the remaining $30.0 million is expected to be received by October 15, 2009. In addition, as of April 4, 2009, we expect to receive $28.2 million in the form of advance credits, of which $22.5 million is expected to be received during the next twelve months.

All other terms and conditions of the Agreement remain in full force and effect until repayment of the advance payment in full. The repayment obligation of Fujitsu is unsecured.

Note 8 — Income Taxes:

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2001. We have federal net operating loss carryforwards that expire at various dates between 2021 and 2029. We have state net operating loss carryforwards that expire at various dates from 2010 through 2029. We also have federal and state credit carryforwards, some of which do not expire, with the remainder expiring at various dates from 2010 through 2029. We have provided a valuation allowance equal to our net federal and state deferred tax assets due to uncertainties regarding their realization. As of April 4, 2009, the net deferred tax asset relates to foreign jurisdictions where we have concluded it is more likely than not that we will realize the net deferred tax assets in future periods.

On February 17, 2009, The American Recovery and Reinvestment Act of 2009 was signed into law. This act extends the election to forego bonus depreciation and accelerate certain unutilized income tax credits in 2009. The Company recorded an income tax benefit of $0.3 million during the quarter ended April 4, 2009 related to the acceleration of its research tax credits.

The Internal Revenue Service has examined our income tax returns for 2001 and 2002, and has issued proposed adjustments of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. Although we do not agree with the proposed adjustment related to the prepaid expense matter, we believe that we have reached a tentative agreement concerning the acquisition costs. During the three months ended March 29, 2008, we made a payment of $0.3 million related to this tentative agreement. On May 23, 2008, the Company filed a petition with the Tax Court seeking a redetermination of the prepaid expense adjustment. Although the final resolution of this matter is uncertain, we believe that adequate amounts have been provided for as unrecognized tax benefits. There is the possibility of either a favorable or unfavorable effect on our results of operations in the period in which these matters are effectively settled. We will recognize any uncertain tax benefit in the period settled.

We are subject to state and local income tax examinations for the years 2001 through 2003. To date, there are no proposed adjustments that are expected to have a material adverse effect on our results of operations. We are not currently under examination in any foreign jurisdictions.

At April 4, 2009, it is reasonably possible that $1.5 million of unrecognized tax benefits and $0.7 million of associated interest and penalties could significantly change during the next twelve months. The $2.2 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to matters currently in IRS appeals, certain federal and state credits and uncertain income tax positions related to foreign tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

Note 9 — Restructuring:

During the third quarter of 2008, we initiated a restructuring plan (“2008 restructuring plan”) to better align operating expenses with near-term revenue expectations, primarily by reducing headcount. The 2008 restructuring plan was substantially complete by the end of fiscal 2008. From the period beginning with the third quarter of 2008 through the first quarter of 2009, the aggregate expense under the 2008 restructuring plan was $4.1 million.

During the third quarter of 2007, we approved and initiated a restructuring plan (“2007 restructuring plan”) to lower operating expenses primarily by reducing headcount. This plan encompassed a reduction in work force, a voluntary separation program for certain employees and the closure of certain leased facilities. The 2007 restructuring plan was substantially complete by the end of fiscal 2008. From the period beginning with the third quarter of 2007 through the first quarter of 2009, the aggregate expense under the 2007 restructuring plan was $5.4 million.

At April 4, 2009 the Condensed Consolidated Balance Sheet included $0.4 million related to operating lease commitments accrued as remaining costs under provisions of a restructuring plan initiated and completed during the fourth quarter of 2005 (“2005 restructuring plan”) to reduce operating expenses. From the period beginning with the fourth quarter of 2005 through the first quarter of 2009, the aggregate expense under the 2005 restructuring plan was $11.9 million.

Total Restructuring charges included in our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three months ended
	April 4, 2009	March 29, 2008
Severance and related costs	$(1)	$477
Lease loss reserve	10	1,297
Other	(34)	16

	$(25)	$1,790

For the first fiscal quarter of 2009, a net credit of less than $0.1 million primarily related to changes in original estimates under these restructuring plans. For the first fiscal quarter of 2008, a net charge of $1.8 million primarily related to severance costs and costs to vacate leased properties under the 2007 Restructuring Plan.

We cannot be certain as to the actual amount of any remaining restructuring charges or the timing of their recognition for financial reporting purposes.

Note 10 — Zero Coupon Convertible Subordinated Notes due in 2010:

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

Note 11 — Stock-Based Compensation:

Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Line item:
Cost of products sold	$101	$114
Research and development	386	696
Selling, general and administrative	772	558

	$1,259	$1,368

Many of the currently outstanding stock options held by our employees are “underwater,” which means that the per share exercise price of a stock option is greater than the current market price of our common stock. As a result, on December 22, 2008, the Company’s Board of Directors approved an offer to exchange stock options to purchase up to an aggregate of 7,875,084 shares of the Company’s common stock that were previously granted with an exercise price of equal to or greater than $3.91 under the Company’s 1996 Stock Incentive Plan (the “1996 Plan”) and the Company’s 2001 Stock Plan (the “2001 Plan”), for new options issuable under the 1996 Plan or new restricted stock units issuable under the 2001 Plan. The offer was not extended to the Company’s executive officers, members of the board of directors or employees based outside the United States. The offer expired on February 3, 2009 at which time the exchange was consummated. Approximately 300 eligible option holders elected to participate in the exchange and the Company accepted for cancellation options to purchase an aggregate of 3,571,228 shares of the Company’s common stock under the 1996 Plan and options to purchase an aggregate of 2,493,826 shares under the 2001 Plan. Subject to the terms and conditions of the exchange offer, Lattice granted new options to purchase up to an aggregate of 727,537 shares of the Company’s common stock under the 1996 Plan and 227,412 restricted stock units under the 2001 Plan. The stock-based compensation expense impact for the exchange was approximately $0.4 million and will be amortized over four years from the date of exchange.

Note 12 — Legal Matters:

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

We are exposed to certain other asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity or our financial results.

Note 13 — Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area was as follows (dollars in thousands):

	Three Months Ended
	April 4, 2009		March 29, 2008
United States:	$7,675	18%	$9,815	17%
Export revenue:
Asia Pacific (primarily China and Taiwan)	22,930	53	23,234	41
Europe	9,189	21	12,506	22
Japan	2,600	6	8,681	16
Other Americas	942	2	2,368	4

Total export revenue	35,661	82	46,789	83

Total revenue	$43,336	100%	$56,604	100%

Our five largest customers make up a significant portion of our total revenue. In the first quarter of fiscal 2009 and fiscal 2008, revenue attributable to two large telecommunications equipment providers, one of which was supported through one of our distributors, accounted for approximately 27% and 8% of total revenue, respectively. More than 90% of our property and equipment is located in the United States.

Note 14 — Subsequent Events:

On April 15, 2009, the Company received $30.0 million plus accrued interest from Fujitsu, pursuant to the letter agreement as described in Note 7.

Subsequent to April 4, 2009, the Company provided notice to certain distributors in Taiwan and China, including Promaster Technology Corporation and Promaster Technology Corporation (Shanghai) (collectively, “Promaster”), of Lattice’s intention to terminate the distribution agreements between Lattice and those distributors, effective June 6, 2009. This action was taken by Lattice in connection with the restructuring of its distribution channels in Greater China, including Taiwan and China. Promaster accounted for approximately 10% of Lattice’s revenue in fiscal 2008. In connection with the termination of the distribution agreements, Lattice intends to exercise its contractual rights to repurchase from the terminated distributors approximately $2.8 million in inventory. Lattice anticipates that it will sell the majority of this repurchased inventory to its new distribution partners in Greater China during the second quarter of fiscal 2009. Lattice anticipates the effect of these transactions will be an aggregate increase in cost of products sold of approximately $1.4 million during the second and third quarters of fiscal 2009 as this inventory is resold compared to normal operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Lattice Semiconductor Corporation (the “Company”, “we”, “us” or “our”) designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by the end customer as specific logic circuits, and thus enable the end customer to shorten design cycle times and reduce development costs. Within the programmable logic market there are two groups of products - programmable logic devices (“PLD”) and field programmable gate arrays (“FPGA”) - each representing a distinct silicon architectural approach. Products based on the two alternative programmable logic architectures are generally optimal for different types of logic functions, although many logic functions can be implemented using either architecture. We believe that a substantial portion of programmable logic customers utilize both PLD and FPGA architectures. Our end customers are primarily original equipment manufacturers in the communications, computing, industrial, consumer, automotive, medical and military end markets.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the three months ended April 4, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory and deferred income taxes and liabilities, such as accrued liabilities (including restructuring charges), income taxes and deferred income and allowances on sales to certain distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Our most critical estimate relates to auction rate securities, and the estimates of fair value of these securities made in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”). Actual results could differ from these estimates.

New Accounting Pronouncements

During the first fiscal quarter of 2009, the Financial Accounting Standards Board issued Staff Positions SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and the Identifying Transactions that Are Not Orderly”, SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other -Than -Temporary Impairments”, and SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. These Staff Positions were issued to clarify the application of SFAS No. 157, “Fair Value Measurements” in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods. The Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three Staff Positions or both the fair-value measurement and other-than-temporary impairment Staff Positions are adopted simultaneously. The Company plans to adopt the Staff Positions in the second quarter of fiscal 2009 and is currently evaluating the impact, if any, the adoption will have on the Company’s Condensed Consolidated Financial Statements.

Results of Operations

Revenue

Key elements of our Condensed Consolidated Statements of Operations (dollars in thousands) were as follows:

	Three Months Ended
	April 4, 2009		March 29, 2008
Revenue	$43,336	100.0%	$56,604	100.0%
Gross margin	22,678	52.3	31,444	55.6
Research and development	14,891	34.4	17,668	31.2
Selling, general and administrative	12,943	29.9	14,999	26.5
Amortization of intangible assets	228	0.5	1,481	2.6
Restructuring	(25)	(0.1)	1,790	3.2

Loss from operations	$(5,359)	(12.4)%	$(4,494)	(7.9)%

Revenue in the quarter ended April 4, 2009 decreased 23% to $43.3 million compared to $56.6 million for the quarter ended March 29, 2008. Revenue from Mature and Mainstream products decreased and was partially offset by an increase in revenue from New products.

The communications end market accounted for approximately 63% of our revenue for the quarter ended April 4, 2009 and 54% for the quarter ended March 29, 2008. The increased percentage of revenue from this end market during the quarter ended April 4, 2009, was due to the China 3G telecommunications network build-out, primarily related to products sold to two large telecommunications equipment providers, one of which was through one of our distributors. We expect that a significant portion of our revenue will continue to be dependent on the health of the communications end market.

We experienced a sequential decline in revenue of 13% during the first quarter of fiscal 2009, as a result of the current worldwide economic downturn. Forecasting for the remainder of 2009 is particularly challenging and there is limited visibility to the broad market for programmable logic devices. The communication market in Asia however, showed a better than expected revenue trend during the first fiscal quarter of 2009. Subsequent to the first fiscal quarter of 2009, we began restructuring our distribution network in the Greater China region, including the selection of new distribution partners. Our future revenue from our distribution network in the Greater China region is partially dependent on our ability to manage this restructuring. See Note 14 to the Condensed Consolidated Financial Statements.

Revenue by Product Line

From a product line viewpoint, in the first three months of fiscal 2009 when compared to the first three months of fiscal 2008, there was a 19% increase in FPGA units sold primarily driven by an increase in demand for our FPGA New products. PLD revenue decreased in the first three months of fiscal 2009, when compared to the first three months of fiscal 2008, due to a decline in both units sold and average selling prices.

The composition of our revenue by product line for the first quarter of fiscal 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended
	April 4, 2009		March 29, 2008
FPGA	$15,547	36%	$13,691	24%
PLD	27,789	64	42,913	76

Total revenue	$43,336	100%	$56,604	100%

Revenue by Product Classification

Revenue for New products increased 50% for the first quarter of fiscal 2009, compared to the first quarter of fiscal 2008, as a result of increased unit sales. Revenue for Mainstream products decreased 36% for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, with a decline in units sold. Mature product revenue decreased 50% for the first quarter of fiscal 2009, compared to the first quarter of fiscal 2008, also primarily related to decreased unit sales.

The composition of our revenue by product classification for the first quarter of fiscal 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended
	April 4, 2009		March 29, 2008
New *	$16,775	39%	$11,218	20%
Mainstream *	17,471	40	27,153	48
Mature *	9,090	21	18,233	32

Total revenue	$43,336	100%	$56,604	100%

*	Product Classification:

New:	LatticeXP2, LatticeSC, LatticeECP2/M, LatticeECP, LatticeXP, MachXO, Power Manager, ispClock

Mainstream:	FPSC, ispXPLD, ispGDX2, ispMACH 4/LV, ispGDX/V, ispMACH 4000/Z/ZE, ispXPGA, Software and IP

Mature:	ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-Volt CPLDs, all SPLDs

Revenue by Geography

Domestic revenue declined for the first quarter of fiscal 2009 when compared to the first quarter of 2008; however, the percent of total revenue increased to 18% from 17%, respectively. Export revenue as a percentage of total revenue was 82% for the first quarter of fiscal 2009, compared to 83% for first quarter of fiscal 2008. Export revenue as a percentage of overall revenue decreased primarily due to the reduction in the Japan and Taiwan regions of the world export markets. We believe the export market to Asia will remain the primary source of our revenue due to more favorable business conditions in Asia and a continuing trend towards outsourcing of manufacturing by North American and European customers to Asia.

The composition of our revenue by geographic location of our direct and indirect customers is as follows (dollars in thousands):

	Three Months Ended
	April 4, 2009		March 29, 2008
United States:	$7,675	18%	$9,815	17%
Export revenue:
Asia Pacific (primarily China and Taiwan)	22,930	53	23,234	41
Europe	9,189	21	12,506	22
Japan	2,600	6	8,681	16
Other Americas	942	2	2,368	4

Total export revenue	35,661	82	46,789	83

Total revenue	$43,336	100%	$56,604	100%

Our five largest customers make up a significant portion of our total revenue. In the first quarter of fiscal 2009 and 2008, revenue attributable to two large telecommunications equipment providers, one of which was supported through one of our distributors, accounted for approximately 27% and 8% of revenue, respectively. More than 90% of our property and equipment is located in the United States.

Gross Margin and Operating Expenses

Our gross margin percentage was 52.3% and 55.6% in the first quarter of fiscal 2009 and 2008, respectively. The decrease in gross margin percentage resulted primarily from a decline in revenue from our Mature products, which carry a higher gross margin than our other product categories, as well as revenue growth from New products, which typically carry an initial lower gross margin than our other product categories. Additionally, due to the lower production levels during the first quarter of fiscal 2009, we incurred a charge to cost of sales for underabsorbed overhead costs.

Research and development expense was $14.9 million and $17.7 million in the first quarter of fiscal 2009 and fiscal 2008, respectively. Research and development expenses consist primarily of personnel, masks, engineering wafers, third-party design automation software, assembly tooling and qualification expenses. The decrease in fiscal 2009 compared to fiscal 2008 was primarily a result of a decrease in labor costs due to a headcount reduction related to the restructuring plan implemented in the third quarter of fiscal 2008 (“2008 restructuring plan”). We believe that a market-based commitment to research and development is essential in order to maintain product leadership and provide innovative and value-based new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 65nm, mask and engineering wafer costs are becoming increasingly more expensive and will therefore increasingly represent a greater proportion of total research and development expenses.

Selling, general and administrative expense was $12.9 million and $15.0 million in the first quarter of fiscal 2009 and fiscal 2008, respectively. The decrease in fiscal 2009 compared to fiscal 2008 was primarily a result of a decrease in labor costs due to a headcount reduction related to the 2008 restructuring plan, and to a lesser extent lower selling related costs due to lower revenue.

Amortization of intangible assets was $0.2 million and $1.5 million in the first quarter of fiscal 2009 and fiscal 2008, respectively. Intangible assets related to the acquisition of the FPGA business of Agere Systems, Inc. on January 18, 2002 became fully amortized during the first quarter of fiscal 2009.

Restructuring activity relates to the restructuring plans implemented during the fourth quarter of fiscal 2005 (“2005 restructuring plan”), the third quarter of fiscal 2007 (“2007 restructuring plan”) and the third quarter of fiscal 2008 (“2008 restructuring plan”). Included in our Condensed Consolidated Statements of Operations and reported as Restructuring for the first quarter of fiscal 2009 is a net credit of less than $0.1 million primarily resulting from changes in original estimates under these restructuring plans. Included in our Condensed Consolidated Statements of Operations and reported as Restructuring for the first fiscal quarter of 2008, is a net charge of $1.8 million primarily related to severance costs and costs to vacate leased properties under the 2007 restructuring plan.

Other (expense) income, net

Other (expense) income, net was an expense of $0.5 million in the first quarter of fiscal 2009 and included an impairment charge of $0.7 million related to an other-than-temporary decline in the fair value of auction rate securities held in Long-term marketable securities and a $0.1 million loss of value in deferred compensation assets partially offset by interest on marketable securities and cash equivalents of $0.4 million. The impairment charge to Long-term marketable securities was recorded due to the continued decline in fair value related to the holdings in auction rate securities that are considered illiquid.

Other income, net, was $1.3 million in the first quarter of fiscal 2008 and included interest on marketable securities and cash equivalents of $1.6 million partially offset by a $0.2 million loss of value in deferred compensation assets.

The decrease in interest income is the result of a reduction in the average invested balances and lower interest rates for those invested balances in Marketable securities for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

(Benefit) provision for income taxes

We are paying foreign income taxes, which are reflected in the Provision for income taxes in the Condensed Consolidated Statements of Operations and are primarily related to the cost of operating an offshore research and development subsidiary and sales subsidiaries. We are not currently paying federal income taxes and do not expect to pay such taxes until the benefits of our tax net operating losses are fully utilized. We expect to pay a nominal amount of state income tax. We also accrue interest and penalties related to unrecognized tax benefits in the Provision for income taxes. See Note 8 to the Condensed Consolidated Financial Statements.

On February 17, 2009, The American Recovery and Reinvestment Act of 2009 was signed into law. This act extends the election to forego bonus depreciation and accelerate certain unutilized income tax credits in 2009. The Company recorded an income tax benefit of $0.3 million during the quarter ended April 4, 2009 related to the acceleration of its research tax.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash) (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Net cash provided by operating activities	$7,465	$6,900
Net cash provided by investing activities	9,442	26,967
Net cash used in financing activities	(1,129)	(1,135)

Net increase in cash and cash equivalents	$15,778	$32,732

Operating Activities

Net cash provided by operating activities was $7.5 million in the first quarter of fiscal 2009, compared to $6.9 million in the first quarter of fiscal 2008, primarily as a result of an increase in cash flow from the decline in accounts receivable and the decline in inventory which more than offset a decrease in cash flow from reduced usage of Fujitsu advance credits.

Investing Activities

Net cash provided by investing activities decreased by $17.5 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The decrease was due to amounts invested in short-term securities at the end of fiscal 2008 that were transferred to cash and cash equivalents at the end of fiscal 2009.

Financing Activities

Net cash used in financing activities remained essentially flat at $1.1 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

Liquidity

As of April 4, 2009, our principal source of liquidity was $71.4 million of Cash and cash equivalents and Short-term marketable securities, which were approximately $5.5 million more than the balance of $65.9 million at January 3, 2009. Working capital increased to $188.0 million at April 4, 2009 from $182.5 million at January 3, 2009.

Under the terms of a letter agreement between the Company and Fujitsu, Fujitsu agreed to repay in cash to the Company $60.0 million (recorded as Other receivable in the Condensed Consolidated Balance Sheets) in two installments, $30.0 million of which was received on April 15, 2009 and the remaining $30.0 million is expected to be received by October 15, 2009. In addition, as of April 4, 2009 we expect to receive $28.2 million in the form of advance credits, of which $22.5 million is expected to be received during the next twelve months.

We believe that our existing liquid resources and cash expected to be generated from future operations, combined with a receivable for advance payments from foundries, will be adequate to meet our operating and capital requirements and obligations for at least the next twelve months.

At both April 4, 2009 and January 3, 2009, the Company held auction rate securities with a face value of $39.2 million. At April 4, 2009, due to the occurrence of multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company had an estimated fair value of $19.7 million and had been reclassified as Long-term marketable securities.

Long-term marketable securities with a face value of $14.0 million (estimated fair value of $4.7 million) are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, investment grade long-term marketable securities with a face value of $8.3 million (estimated fair value of $0.9 million) were replaced on December 3, 2008 by auction market preferred shares, issued by Ambac Assurance Corporation (“AMBAC”), as a result of AMBAC exercising their put option feature provided in this security. As of April 4, 2009, the credit ratings on our corporate auction rate securities were BBB and BBB-, and preferred shares auction rate securities were BBB. In addition, Long-term marketable securities with a face value of $16.9 million (estimated fair value of $14.1 million) are exposed to risks associated with student loan asset-backed notes. Such notes are insured by the federal government or guaranteed by the Federal Family Education Loan Program (FFELP). The credit ratings on our student loan auction rate securities were AAA and A3.

While the auctions for auction rate securities have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheets. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings on some of the securities, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded an impairment charge of $0.7 million for the fiscal quarter ended April 4, 2009. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

In accordance with FSP SFAS Nos. 115 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company recorded an unrealized loss of less than $0.1 million during the three months ended April 4, 2009 on certain Short-term marketable securities resulting in a carrying cost of $2.0 million and an unrealized gain of $0.8 million on Long-term marketable securities resulting in a carrying cost of $15.0 million, which has been recorded in Accumulated other comprehensive income (loss). Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income (loss). If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain reported in Accumulated other comprehensive income (loss).

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

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations outside of the ordinary course of business in the first three months of fiscal 2009 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009.

Off-Balance Sheet Arrangements

        As of April 4, 2009 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation

S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 4, 2009, the Company had investments in auction rate securities. Due to liquidity issues in global credit and capital market conditions, these auction rate securities have experienced multiple failed auctions. We have recorded an impairment charge to Other (expense) income, net to reflect our estimate of the fair value of these instruments as other-than-temporary. For a complete discussion on auction rate securities, see Notes 3 and 4 to the Company’s Condensed Consolidated Financial Statements.

We have international subsidiary and branch operations. Additionally, we sell products to Japanese customers denominated in yen. We are therefore subject to foreign currency exchange rate exposure. To minimize foreign exchange risk related to yen-based net assets on our Consolidated Balance Sheets, we use currency hedging. No hedges were outstanding at April 4, 2009.

Except for the above, there have been no material changes to the quantitative and qualitative disclosures about market risk reported in our Annual Report on Form 10-K for the year ended January 3, 2009.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended April 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth above under Note 12 contained in the “Notes to Consolidated Condensed Financial Statements” is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

The risk factors included herein include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended January 3, 2009. The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Global economic conditions and uncertainty could adversely affect our revenue, gross margin and expenses, collectability of accounts receivable and supplier relationships.

Our revenue and gross margin depend significantly on general economic conditions and the demand for programmable logic devices in markets in which we compete. Global economic weakness and constrained infrastructure spending have previously resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and collect customer receivables. In addition, our relationships with our employees and suppliers could be adversely affected. We could experience such economic weakness and reduced spending due to various macroeconomic factors affecting spending and investment behavior, including periods of economic recession, conditions in the residential real estate and mortgage markets, access to credit, and the weakening or strengthening of the U.S. dollar relative to other currencies. In addition, customer financial difficulties have previously resulted, and could result in the future, in increases in bad debt write-offs and additions to reserves in our receivables portfolio. We also have experienced, and may experience in the future, gross margin declines in certain products, reflecting the effect of items such as competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production lines, and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that, as a result of competitive pricing pressures or other factors, we are unable to pass on to our customers. Global economic downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Whenever adverse economic or end market conditions exist, there is likely to be an adverse effect on our operating results.

A downturn in the communications equipment end market, particularly as it relates to the China 3G telecommunications network build-out, or in our customers participating in that build-out, could cause a reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

The majority of our revenue (approximately 63% during the first fiscal quarter of 2009) is derived from customers participating in the telecommunications equipment end market. In addition, during the first fiscal quarter of 2009 the Company participated in the China 3G telecommunications network build-out by selling products used by two large telecommunication equipment providers which accounted for 27% of revenue. In the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. Any deterioration in this end market or any reduction in technology capital spending in connection with this network build-out could lead to a reduction in demand for our products and could adversely affect our revenue and results of operations.

Our entire long-term marketable securities portfolio is invested in auction rate securities, which at the time of purchase were investment grade and acquired within the guidelines of our then current investment policy. Subsequent to purchase, these auction rate securities were the subject of failed auctions, which adversely affected their liquidity. If auction rate securities continue to experience unsuccessful auctions, or if the credit rating of the auction rate security, auction rate security issuer, the third-party insurer of such investments, the issuers of the investments underlying the securities or credit default swaps deteriorate, we may in the future be required to adjust the carrying value of the auction rate security through impairment charges, and any of these events could have a materially detrimental effect on our liquidity and results of operations.

At both April 4, 2009 and January 3, 2009, the Company held auction rate securities with a face value of $39.2 million. At April 4, 2009, due to the occurrence of multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company had an estimated fair value of $19.7 million and had been reclassified as Long-term marketable securities.

Long-term marketable securities with a face value of $14.0 million (estimated fair value of $4.7 million) are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, investment grade long-term marketable securities with a face value of $8.3 million (estimated fair value of $0.9 million) were replaced on December 3, 2008 by auction market preferred shares, issued be Ambac Assurance Corporation (“AMBAC”), as a result of AMBAC exercising their put option feature provided in this security. As of April 4, 2009, the credit ratings on our corporate auction rate securities were BBB and BBB-, and preferred shares auction rate securities were BBB. In addition, Long-term marketable securities with a face value of $16.9 million (estimated fair value of $14.1 million) are exposed to risks associated with student loan asset-backed notes. Such notes are insured by the federal government or guaranteed by the Federal Family Education Loan Program (FFELP). The credit ratings on our student loan auction rate securities were AAA and A3.

While the auctions for auction rate securities have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheets. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings on some of the securities, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded an impairment charge of $0.7 million to Other (expense) income, net for the fiscal quarter ended April 4, 2009 primarily to our corporate auction rate securities. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

The restructuring of our distribution network in various regions including Taiwan and China may encounter unforeseen events adversely affecting our revenue.

In April of 2009, we gave notice to certain distributors in Taiwan and China of our intention to terminate the distribution agreements between the Company and those distributors, effective June 6, 2009. This action was taken in connection with the restructuring of our distribution channels in Greater China, including Taiwan and China. One of the distributors represented approximately 10% of the Company’s revenue in each of the fiscal 2008 and 2007 years. We rely on our channel partners to sell our products to end users. Part of this restructuring strategy includes the selection of distribution partners under an arrangement that includes price protection and right of return conditions. If we are not successful in the transition to our new distribution partners, or our new distribution partners are not as successful as our former distribution partners, it could have a materially detrimental effect on our financial results.

Sales of our older products may continue to decline faster than sales of our new products increase, which would result in reduced revenues and gross margins.

Our product development strategy is to aggressively introduce new products in order to grow our overall revenue. There is no assurance that the recent rate of new product revenue growth can be maintained, or that new product revenue will meet our expectations. In addition, currently the majority of our revenue is derived from sales of mainstream and mature products. Mature products are older products that generally are no longer designed by customers into end systems and are sold to support the mass production of customer end systems in which they have historically been designed. Consequently, sales of these products have a tendency to decline as customer end systems gradually reach the end of their life cycles. Mainstream products are more recently introduced products that may still be designed by customers into new systems. However, they are predominantly used in customer end systems that are in the mid-life stage of their life cycles. Consequently, sales of mainstream products can be volatile and are subject to overall economic, industry and customer specific inventory conditions. Sales of mainstream products may increase or decline in a given period depending on conditions.

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

We derive the majority of our revenue from export sales. Accordingly, if we experience a decline in export sales, our operating results could be adversely affected. Our export sales are subject to numerous risks, including:

•	changes in local economic conditions;

•	exchange rate volatility;

•	governmental stimulus packages, controls and trade restrictions;

•	export license requirements and restrictions on the export of technology;

•	political instability, war, terrorism or pandemic disease;

•	changes in tax rates, tariffs or freight rates;

•	interruptions in transportation; and

•	difficulties in staffing and managing foreign sales offices.

The downturn in the economy and the volatility in the capital markets could limit our ability to access capital or could increase our costs of capital, if additional financing is required.

We have seen a dramatic downturn in the U.S. and global economies. While we intend to fund our operations from working capital, our ability to execute stock buyback programs, fund capital expansion projects, enter into strategic investments, or support potential acquisitions may be limited as a result of the deteriorating capital markets. Historically, the Company has occasionally accessed these markets to support certain business activities. In the future, the Company may not be able to obtain capital market financing or credit availability on favorable terms, or at all, which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

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

The Company and Fujitsu have entered into agreements pursuant to which Fujitsu manufactures our current and certain of our future FPGA products on its 130 nanometer, 90 nanometer and 65 nanometer CMOS process technologies, as well as on 130 nanometer and 90 nanometer technologies with embedded flash memory that we have jointly developed with Fujitsu. Fujitsu is our sole source supplier of wafers for our newest FPGA products and certain of our planned future FPGA products. The success of certain of our next generation FPGA products is dependent on our ability to successfully partner with Fujitsu. If for any reason we are unsuccessful in our efforts to partner with Fujitsu in connection with these next generation FPGA products, our future revenue growth may be materially adversely affected.

The introduction of new silicon and software design tool products in a dynamic market environment presents significant business challenges. Product development commitments and expenditures must be made well in advance of product sales. The market acceptance of new products depends on accurate projections of long-term customer demand, which by their nature are uncertain.

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

We face uncertainties relating to the potential impact of customer design-in activity because it is unknown whether any particular customer design-in will ultimately result in sales of significant volume. After a specific customer design-in is obtained, many factors can impact the timing and amount of sales that are ultimately realized from the specific customer design-in. Changes in the competitive position of our technology, the customer’s product competitiveness or product strategy, the financial position of the customer, and many other factors can all impact the timing and amount of sales ultimately realized from any specific customer design-in. As a result, we may not be able to accurately manage the production levels of our new products or accurately forecast the future sales of such products, and, thus, our operating results may be harmed.

Unforeseen events related to the global economic conditions and uncertainty could adversely affect our ability to collect amounts due from Fujitsu.

As of April 4, 2009, we have Fujitsu related accounts that aggregate $88.3 million, of which $60.0 million is recorded as an Other receivable. Of this Other receivable, $30.0 million was received on April 15, 2009 with the remaining $30.0 million to be received on October 15, 2009. The balance of the final repayment to be made after commencement of Fujitsu’s first fiscal quarter in 2010 will be an amount equal to that aggregate balance less the $60.0 million of repayments and less the amounts of wafer credits or other services (including engineering mask set charges) provided by Fujitsu to the Company between April 4, 2009 and the date of final repayment. The obligation of Fujitsu is unsecured. If unforeseen events related to the global economic conditions and uncertainties adversely affect Fujitsu, we may have to adjust the carrying value of these accounts and it could have a materially detrimental effect on our results of operations.

We may experience a disruption of our business activities due to the transition to a new executive management team.

We may experience disruption in our business activities as we transition to a new executive management team, and our relationships with employees, customers and suppliers could be adversely affected by these disruptions. In addition, our competitors may seek to use this transition and the related potential disruptions to gain a competitive advantage over us. Our future operating results depend substantially upon the continued service of our executive officers and key personnel and in significant part upon our ability to attract and retain qualified management personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees. In addition, the transition to new executive officers has involved the development of a new cost structure, a refined product strategy and a new business model that is focused on better aligning operating costs with near-term revenue expectations to deliver improved operating results. Any changes to our business are subject to the risks that management may be diverted from ongoing business activities, we could incur significant costs and expenses to undertake changes, and such changes may result in loss of key employees and customer relationships. The benefits from changes in the cost structure and product strategy may not materialize for a number of reasons, including the possibility that we may incur unanticipated costs, experience management turnover, or fail to gain market acceptance of a refined product strategy or be unable to execute the plan in a timely manner.

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

We do not manufacture finished silicon wafers and many of our products, including all of our newest FPGA products, are manufactured by a sole source. Currently, our silicon wafers are manufactured by Fujitsu in Japan, Seiko Epson in Japan, United Microelectronics Corporation in Taiwan and Chartered Semiconductor in Singapore. If any of our current or future foundry partners significantly interrupts or reduces our wafer supply, our operating results could be harmed.

In the past, we have experienced delays in obtaining wafers and in securing supply commitments from our foundry partners. At present, we anticipate that our supply commitments are adequate. However, these existing supply commitments may not be sufficient for us to satisfy customer demand in future periods. Additionally, notwithstanding our supply commitments, we may still have difficulty in obtaining wafer deliveries consistent with the supply commitments. We negotiate wafer prices and supply commitments from our suppliers on at least an annual basis. If any of our foundry partners were to reduce its supply commitment or increase its wafer prices, and we cannot find alternative sources of wafer supply, our operating results could be harmed.

Many other factors that could disrupt our wafer supply are beyond our control. Since worldwide manufacturing capacity for silicon wafers is limited and inelastic, we could be harmed by significant industry-wide increases in overall wafer demand or interruptions in wafer supply. During periods of economic uncertainity, our foundry partners may reduce or restructure their operations which may also affect the availability of wafers and adversely affect our operating results. Additionally, a future disruption of any of our foundry partners’ foundry operations as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event could disrupt our wafer supply and could harm our operating results.

If our foundry partners experience quality or yield problems, we may face a shortage of products available for sale.

We depend on our foundry partners to deliver high quality silicon wafers with acceptable yields in a timely manner. As is common in our industry, we have experienced wafer yield problems and delivery delays. If our foundry partners are unable for a prolonged period to produce silicon wafers that meet our specifications, with acceptable yields, our operating results could be harmed.

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

As a result, our foundry partners may experience difficulties in achieving acceptable quality and yield levels when manufacturing our silicon wafers.

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

Many other factors that could disrupt our supply of finished products are beyond our control. Because worldwide capacity for assembly and testing of semiconductor products is limited and inelastic, we could be harmed by significant industry-wide increases in overall demand or interruptions in supply. The assembly of complex packages requires a consistent supply of a variety of raw materials such as substrates, leadframes, and mold compound. The worldwide manufacturing capacity for these materials is also limited and inelastic. A significant industry-wide increase in demand, or interruptions in the supply of these materials to our assembly or test contractors, could harm our operating results. Additionally, a future disruption of any of our assembly or test contractors’ operations as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event could disrupt our supply of assembled and tested devices and could harm our operating results.

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

Historically, the price of our common stock has at times experienced rapid and severe price fluctuations that have left investors little time to react. The price of our common stock may continue to fluctuate greatly in the future due to a variety of company specific factors, including:

•	quarter-to-quarter variations in our operating results;

•	shortfalls in revenue or earnings from levels expected by securities analysts and investors;

•	announcements of technological innovations or new products by other companies;

•	any adverse consequences that could arise if our stock price declines below $1.00 per share, including de-listing or other consequences; and

•	any developments that adversely impact investors’ or customers’ perceptions of our business prospects.

Our stock price has ranged from a low of $1.06 per share to a high of $1.74 per share for the quarter ended April 4, 2009.

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

ITEM 2(c).	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Month #1
January 4, 2009 through January 31, 2009	—	$—	—	$—
Month #2
February 1, 2009 through February 28, 2009	—	$—	—	$—
Month #2
March 1, 2009 through April 4, 2009	259,183	$1.25	259,183	$19,676,000

Total	259,183	$1.25	259,183	$19,676,000

On December 13, 2008, the Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. Under the program, the Company may purchase shares of common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations.

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

S-3, as amended, dated October 17, 2002).

10.38*	Amendment No. 1, to the Lattice Semiconductor Corporation Executive Deferred Compensation Plan, as amended, dated November 19, 1999 (Incorporated by reference to Exhibit 99.4 filed with the Company’s Registration Statement on Form S-3, as amended, dated October 17, 2002).

10.39	Registration Rights Agreement, dated as of June 20, 2003, between the Company and the initial purchaser named therein (Incorporated by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

10.41*	Form of Indemnification Agreement executed by each director and executive officer of the Company and certain other officers and employees of the Company and its subsidiaries (Incorporated by reference to Exhibit 10.41 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

10.42	Amendment dated March 25, 2004 to Advance Production Payment Agreement dated March 17, 1997, as amended, among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.42 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004)(1).

10.43	Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004)(1).

10.45*	Compensation Arrangement between Lattice Semiconductor Corporation and Patrick S. Jones, Chairman of the Board of Directors (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on August 12, 2005).

Exhibit Number	Description

10.50*	Compensation Arrangement between Lattice Semiconductor Corporation and Chairpersons for Committees of the Board of Directors (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.51*	Form of Amendment to Stock Option Agreements for 1996 Stock Incentive Plan, as amended, and 2001 Stock Plan, as amended (Incorporated by reference to Exhibit 99.3 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.53	Addendum dated March 22, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.53 filed with the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006).

10.54	Addendum No. 2 dated effective October 1, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.54 filed with the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006)(1).

10.56*	Form of Notice of Grant of Restricted Stock Units to Executive Officer (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.57*	2008 Executive Variable Compensation Plan, as amended (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 7, 2007).

10.59*	Employment Agreement between Lattice Semiconductor Corporation and Bruno Guilmart dated May 14, 2008 (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on June 16, 2008).

10.60*	Employment Agreement between Lattice Semiconductor Corporation and Byron W. Milstead dated May 14, 2008 (Incorporated by reference to Exhibit 10.60 filed with the Company’s Report on Form 10-Q filed on August 6, 2008).

10.61*	Form of Inducement Stock Option Agreement (Incorporated by reference to Exhibit 10.61 filed with the Company’s Quarterly Report on Form 10-Q filed on November 5, 2008.

10.62*	Employment Agreement between Lattice Semiconductor Corporation and Michael G. Potter dated February 4, 2009 (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on February 4, 2009).

10.63	2009 Bonus Plan of Lattice Semiconductor Corporation (Incorporated by reference to Exhibit 10.63 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2009).

10.64	Addendum #4 dated effective December 18, 2009 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.64 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2009).

10.65	Letter Agreement effective December 18, 2008 re Repayment of Advance Payment between Lattice Semiconductor Corporation and Fujitsu Microelectronics America, Inc. (Incorporated by reference to Exhibit 10.65 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2009).

10.66*	Employment Agreement between Lattice Semiconductor Corporation and Byron W. Milstead effective as of December 30, 2008 (Incorporated by reference to Exhibit 10.66 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2009).

10.67*	Employment Agreement between Lattice Semiconductor Corporation and Sean Riley dated September 22, 2008.

10.68*	Employment Agreement between Lattice Semiconductor Corporation and Christopher M. Fanning amended and restated as of December 15, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K pursuant to Item 15(b) thereof.

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

Date: May 8, 2009