Form 10-Q
period 2009-07-04
LATTICE SEMICONDUCTOR CORP
filed 2009-08-06
CIK 855658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 4, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________TO __________

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of August 3, 2009            115,307,956

The information contained in this Form 10-Q is as of August 6, 2009. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended January 3, 2009.

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, the concentration of our sales in the communications equipment end market, particularly as it relates to the China 3G telecommunications network build-out, the concentration of our sales in the Asia Pacific market, the compromised liquidity of auction rate securities in our long-term marketable securities portfolio, market acceptance and demand for our new products, our reliance on export sales, the effect of global economic conditions on the repayment of certain of our receivables, the effect of the downturn in the economy on capital markets, technology and development risks, our efforts to improve our cost structure and to reduce costs out of our supply chain may not occur on a timely basis or achieve the expected results, moving our warehouse to Singapore may involve logistical and other challenges and our expectation that this will improve our shipping times to many or the majority of our customers may not be realized, the risks associated with our transition to new distributors in various regions including Taiwan and China, our ability to successfully execute on our decision to focus our business on identifying and pursuing programmable logic opportunities where we have sustainable and differentiated market positions, the impact of competitive products and pricing, and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), including but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this report. You should not unduly rely on forward-looking statements because our actual results could materially differ from those expressed in any forward-looking statements made by us. Further, any forward-looking statement applies only as of the date on which it is made. We are not required to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenue	$46,900	$58,079	$90,236	$114,683
Costs and expenses:
Cost of products sold	22,314	25,551	42,972	50,711
Research and development	13,811	17,937	28,702	35,605
Selling, general and administrative	13,573	15,195	26,516	30,194
Amortization of intangible assets	—	1,368	228	2,849
Restructuring	(15)	858	(40)	2,648

	49,683	60,909	98,378	122,007

Loss from operations	(2,783)	(2,830)	(8,142)	(7,324)
Other income (expense), net	189	(10,520)	(323)	(9,187)

Loss before provision for income taxes	(2,594)	(13,350)	(8,465)	(16,511)
Provision for income taxes	125	221	4	314

Net loss	$(2,719)	$(13,571)	$(8,469)	$(16,825)

Basic and diluted net loss per share	$(0.02)	$(0.12)	$(0.07)	$(0.15)

Shares used in per share calculations:
Basic and diluted	115,538	115,171	115,517	115,159

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

(unaudited)

	July 4, 2009	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$102,304	$53,668
Short-term marketable securities	1,979	12,241
Accounts receivable, net	26,641	26,404
Other receivable	30,000	60,000
Inventories	28,087	32,703
Current portion of foundry advances	23,961	19,157
Prepaid expenses and other current assets	7,486	7,663

Total current assets	220,458	211,836
Other assets	5,651	20,080
Property and equipment, less accumulated depreciation	36,981	40,307
Long-term marketable securities	18,435	19,485
Intangible assets, less accumulated amortization	—	228

Total assets	$281,525	$291,936

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$14,679	$16,947
Accrued payroll obligations	4,877	6,693
Deferred income and allowances on sales to distributors	6,515	5,741

Total current liabilities	26,071	29,381
Other long-term liabilities	5,893	7,616

Total liabilities	31,964	36,997
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 115,294,000 and 115,469,000 shares issued and outstanding	1,156	1,155
Paid-in capital	620,065	617,572
Treasury stock	(329)	—
Accumulated other comprehensive income (loss)	393	(533)
Accumulated deficit	(371,724)	(363,255)

Total stockholders’ equity	249,561	254,939

Total liabilities and stockholders’ equity	$281,525	$291,936

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended
	July 4, 2009	June 28, 2008
Cash flows from operating activities:
Net loss	$(8,469)	$(16,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,587	10,692
Gain on sale of marketable securities	(169)	—
Impairment of Long-term marketable securities	1,200	11,337
Stock-based compensation	2,350	2,662
Changes in assets and liabilities:
Accounts receivable, net	(237)	(41)
Inventories	4,616	934
Prepaid expenses and other current assets	834	627
Foundry advances (includes advance credits and other receivable)	37,179	9,606
Accounts payable and accrued expenses	(1,596)	917
Accrued payroll obligations	(1,816)	(173)
Deferred income and allowances on sales to distributors	774	(512)
Other liabilities	(1,237)	176

Net cash provided by operating activities	41,016	19,400

Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	11,215	49,490
Purchase of marketable securities	—	(31,694)
Capital expenditures	(2,468)	(7,124)

Net cash provided by investing activities	8,747	10,672

Cash flows from financing activities:
Payment on yen line of credit	(805)	(1,136)
Purchase of treasury stock	(329)	—
Net proceeds from issuance of common stock	7	1

Net cash used in financing activities	(1,127)	(1,135)

Net increase in cash and cash equivalents	48,636	28,937
Beginning cash and cash equivalents	53,668	37,332

Ending cash and cash equivalents	$102,304	$66,269

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain on assets measured at fair value, net, included in Accumulated other comprehensive income (loss)	$968	$73
Distribution of deferred compensation from trust assets	$526	$1,310

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

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our second quarter of fiscal 2009 and fiscal 2008 ended on July 4, 2009 and June 28, 2008, respectively. All references to quarterly or three and six months ended financial results are references to the results for the relevant fiscal period.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS No.115-2”), which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. We adopted the provisions of FSP SFAS No.115-2 for the quarter ended July 4, 2009; however, the valuation approach did not change because the Company intends to sell its auction rate securities as markets for these securities resume or offers become available.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted the provisions of SFAS No. 165 for the quarter ended July 4, 2009. The adoption of these provisions did not have a material effect on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective in the third quarter of 2009 and will have no impact on the Company’s consolidated financial position or results of operations.

Note 2 — Net Loss Per Share:

Net loss per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method and the “if converted” method for convertible securities. Potentially dilutive securities consist of stock options, restricted stock units (“RSUs”), warrants to purchase shares of common stock and Zero Coupon Convertible Subordinated Notes (“Convertible Notes”) for the periods in which they were outstanding (see Note 10).

The computation of basic and diluted net loss per share for the three and six months ended July 4, 2009, excludes the effects of stock options, RSUs and warrants aggregating 10.8 million and 12.4 million shares, respectively, because the effect was antidilutive. The computation of basic and diluted net loss per share for the three and six months ended June 28, 2008, excludes the effects of stock options, RSUs and warrants aggregating 21.3 million and 21.5 million shares, respectively, because the effect was antidilutive. Stock options, RSUs and warrants are antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position.

For the three and six months ended June 28, 2008, the effects of the Convertible Notes, aggregating 3.3 million shares, were excluded from the computation of basic and diluted earnings per share, as the effect was antidilutive. Shares underlying Convertible Notes are antidilutive when there is a loss for the period or if loan servicing costs exceed the profit for the period. Convertible Notes had no impact on basic or diluted earnings per share in fiscal 2009 as all remaining notes were purchased on July 2, 2008 (see Note 10).

Note 3 — Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	July 4, 2009	January 3, 2009
Short-term marketable securities:
Due within one year	$1,979	$12,241

Long-term marketable securities:
Due after five years through ten years	4,150	5,333
Due after ten years	13,383	13,233
No contractual maturity date	902	919

	18,435	19,485

Total marketable securities	$20,414	$31,726

The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	July 4, 2009	January 3, 2009
Short-term marketable securities:
Corporate and municipal bonds, notes and commercial paper	$1,979	$7,221
Market rate investments	—	5,020

	1,979	12,241

Long-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Federally-insured or FFELP guaranteed student loans	13,383	13,233
Corporate bonds, subject to credit default swap risk	4,150	5,333
Auction market preferred shares	902	919

	18,435	19,485

Total marketable securities	$20,414	$31,726

At July 4, 2009 and January 3, 2009, the Company held auction rate securities with a face value of $38.2 million and $39.2 million, respectively. For the quarter ended July 4, 2009, the Company had three partial redemptions at par value of auction rate securities for a total value of $1.0 million. The Company intends to sell its auction rate securities as markets for these securities resume or offers become available. At July 4, 2009, due to continued multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company had an estimated fair value of $18.4 million and are classified as Long-term marketable securities.

Long-term marketable securities with a face value of $14.0 million (estimated fair value of $4.2 million) are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, investment grade long-term marketable securities with a face value of $8.3 million (estimated fair value of $0.9 million) were replaced on December 3, 2008 by auction market preferred shares issued by Ambac Assurance Corporation (“AMBAC”), as a result of AMBAC exercising their put option feature provided in this security. As of July 4, 2009, the credit ratings on our corporate auction rate securities were BB-, and preferred shares auction rate securities were B. In addition, Long-term marketable securities with a face value of $15.9 million (estimated fair value of $13.4 million) are exposed to risks associated with student loan asset-backed notes. Such notes are insured by the federal government or guaranteed by the Federal Family Education Loan Program (“FFELP”). The credit ratings on our student loan auction rate securities were AAA and A3.

On July 27, 2009, AMBAC announced that it would discontinue paying monthly dividends on its outstanding auction market preferred shares beginning August 1, 2009, which will reduce our Other income (expense), net, by less than $0.1 million per quarter. In addition, on July 28, 2009, a major credit rating company downgraded AMBAC auction market preferred shares from B to CC. As a result of these events, it is likely that the amount realized upon liquidation of our AMBAC auction market preferred shares would be lower than the fair value of $0.9 million recorded in Long-term marketable securities at July 4, 2009.

Note 4 — Fair Value of Financial Instruments:

The Company’s assets measured at fair value were as follows (in thousands):

	Fair value measurements as of July 4, 2009
	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$1,979	$1,979	$—	$—
Long-term marketable securities	18,435	—	—	18,435

Total assets measured at fair value	$20,414	$1,979	$—	$18,435

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

During the six months ended July 4, 2009, the following changes occurred in our Level 3 assets (in thousands):

Fair value of Long-term marketable securities at January 3, 2009	$19,485
Redemption of Long-term marketable securities, net of $0.1 million gain recognized	(842)
Other-than-temporary impairment of Long-term marketable securities	(1,200)
Unrealized gain on Long-term marketable securities	992

Fair value of Long-term marketable securities at July 4, 2009	$18,435

While the auctions for auction rate securities have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheets. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings on some of the securities, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded an additional impairment charge of $0.5 million and $1.2 million to Other income (expense), net, for the three and six months ended July 4, 2009, primarily to our corporate auction rate securities. When we liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

In accordance with FSP SFAS Nos. 115 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company recorded an unrealized loss of less than $0.1 million during the three and six months ended July 4, 2009 on certain Short-term marketable securities resulting in a carrying cost of $2.0 million, and an unrealized gain of $1.0 million on Long-term marketable securities primarily consisting of student loan auction rate securities resulting in a carrying cost of $13.4 million, which has been recorded in Accumulated other comprehensive income (loss). Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income (loss). If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an other-than-temporary impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain reported in Accumulated other comprehensive income (loss).

On July 27, 2009, AMBAC announced that it would discontinue paying monthly dividends on its outstanding auction market preferred shares beginning August 1, 2009, which will reduce our Other income (expense), net by less than $0.1 million per quarter. In addition, on July 28, 2009, a major credit rating company downgraded AMBAC auction market preferred shares from B to CC. As a result of these events, it is likely that the amount realized upon liquidation of our AMBAC auction market preferred shares would be lower than the fair value of $0.9 million recorded in Long-term marketable securities at July 4, 2009.

Note 5 — Inventories (in thousands):

	July 4, 2009	January 3, 2009
Work in progress	$18,253	$22,167
Finished goods	9,834	10,536

	$28,087	$32,703

Note 6 — Changes in Stockholders’ Equity and Comprehensive income (loss) (in thousands):

	Common stock	Paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balances, January 3, 2009	$1,155	$617,572	$—	$(363,255)	$(533)	$254,939
Net loss for six months ended July 4, 2009	—	—	—	(8,469)	—	(8,469)
Unrealized gain, net, on short and long-term marketable securities	—	—	—	—	968	968
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	(35)	(35)
Translation adjustments	—	—	—	—	(7)	(7)

Comprehensive loss	—	—	—	—	—	(7,543)

Common stock issued in connection with exercise of stock options, ESPP and vested RSUs	1	7	—	—	—	8
Taxes withheld in connection with vesting RSUs	—	(100)	—	—	—	(100)
Stock repurchase	—	—	(329)	—	—	(329)
Stock-based compensation expense related to stock options, ESPP and RSUs	—	2,350	—	—	—	2,350
Distribution of stock held by deferred stock compensation plan	—	236	—	—	—	236

Balances, July 4, 2009	$1,156	$620,065	$(329)	$(371,724)	$393	$249,561

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

Repurchases during the six months ended July 4, 2009 of approximately 263,000 shares were settled for $0.3 million and were all open market transactions.

Note 7 — Other Assets (in thousands):

	July 4, 2009	January 3, 2009
Foundry advances and other assets	$29,612	$39,237
Less: Current portion of foundry advances	(23,961)	(19,157)

	$5,651	$20,080

The Company has an Advance Payment and Purchase Agreement (the “Agreement”), with Fujitsu Limited, pursuant to which we advanced $125.0 million in support of the development and construction of a 300mm wafer fabrication facility in Mie, Japan. As of July 4, 2009, we have received back from Fujitsu $71.2 million of the total advance.

Under the terms of a letter agreement between the Company and Fujitsu, Fujitsu agreed to repay in cash to the Company $60.0 million (recorded as Other receivable in the Condensed Consolidated Balance Sheets) in two installments, $30.0 million of which was received on April 15, 2009 and the remaining $30.0 million is expected to be received by October 15, 2009. In addition, as of July 4, 2009, we expect to receive the remaining $24.0 million in the form of advance credits, which is expected to be received by April 2010.

All other terms and conditions of the Agreement remain in full force and effect until repayment of the advance payment in full. The repayment obligation of Fujitsu is unsecured.

Note 8 — Income Taxes:

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2001. We have federal net operating loss carryforwards that expire at various dates between 2021 and 2029. We have state net operating loss carryforwards that expire at various dates from 2010 through 2029. We also have federal and state credit carryforwards, some of which do not expire, with the remainder expiring at various dates from 2010 through 2029. We have provided a valuation allowance equal to our net federal and state deferred tax assets as we have not met the more likely than not realization threshold for deferred tax asset recognition. As of July 4, 2009, the net deferred tax asset relates to foreign jurisdictions where we have concluded it is more likely than not that we will realize the net deferred tax assets in future periods.

On February 17, 2009, The American Recovery and Reinvestment Act of 2009 was signed into law. This act extends the election to forego bonus depreciation and accelerate certain unutilized income tax credits in 2009. The Company recorded an income tax benefit of $0.3 million during the quarter ended April 4, 2009 related to the acceleration of its research tax credits.

During the quarter ended July 4, 2009, we received a $0.1 million refund of previously paid taxes in the People’s Republic of China. The refund was granted due to specific development activities conducted within the People’s Republic of China.

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

At July 4, 2009, it is reasonably possible that $1.5 million of unrecognized tax benefits and $0.7 million of associated interest and penalties could significantly change during the next twelve months. The $2.2 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to matters currently in IRS appeals, certain federal and state credits and uncertain income tax positions related to foreign tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

Note 9 — Restructuring:

During the third quarter of 2008, the Company initiated a restructuring plan (“2008 restructuring plan”) to better align operating expenses with near-term revenue expectations, primarily by reducing headcount. The 2008 restructuring plan was substantially complete by the end of fiscal 2008. From the period beginning with the third quarter of fiscal 2008 through the second quarter of fiscal 2009, the aggregate expense under the 2008 restructuring plan was $4.0 million.

During the third quarter of fiscal 2007, the Company approved and initiated a restructuring plan (“2007 restructuring plan”) to lower operating expenses primarily by reducing headcount. This plan encompassed a reduction in work force, a voluntary separation program for certain employees and the closure of certain leased facilities. The 2007 restructuring plan was substantially complete by the end of fiscal 2008. From the period beginning with the third quarter of fiscal 2007 through the second quarter of fiscal 2009, the aggregate expense under the 2007 restructuring plan was $5.4 million.

At July 4, 2009 the Condensed Consolidated Balance Sheet included $0.4 million related to operating lease commitments accrued as remaining costs under provisions of a restructuring plan initiated and completed during the fourth quarter of 2005 (“2005 restructuring plan”) to reduce operating expenses. From the period beginning with the fourth quarter of fiscal 2005 through the second quarter of fiscal 2009, the aggregate expense under the 2005 restructuring plan was $11.9 million.

Total Restructuring charges included in our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Severance and related costs	$(5)	$788	$(6)	$1,261
Lease loss reserve	(10)	54	—	1,356
Other	—	16	(34)	31

	$(15)	$858	$(40)	$2,648

For the second quarter and first six months of fiscal 2009, a net credit of less than $0.1 million was primarily related to changes in original estimates under these restructuring plans. For the second quarter and first six months of fiscal 2008, a net charge of $0.9 million and $2.6 million, respectively, primarily related to severance costs and costs to vacate leased properties under the 2007 restructuring Plan.

On July 20, 2009, the Board of Directors of the Company approved a restructuring plan (“2009 restructuring plan”). In connection with the 2009 restructuring plan, the Company will reduce its headcount by approximately 64 employees, representing approximately 8 percent of the Company’s workforce, and will transfer certain of its warehouse operations from its headquarters in Hillsboro, Oregon to Singapore. The Company expects to record a restructuring charge of severance and related costs estimated to be approximately $1.2 million in the third quarter of fiscal 2009. The 2009 restructuring plan is expected to be substantially completed in the fourth quarter of fiscal 2009.

We cannot be certain as to the actual amount of any remaining restructuring charges or the timing of their recognition for financial reporting purposes.

Note 10 — Zero Coupon Convertible Subordinated Notes:

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

Note 11 — Stock-Based Compensation:

Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Line item:
Cost of products sold	$88	$98	$189	$212
Research and development	373	563	759	1,259
Selling, general and administrative	630	633	1,402	1,191

	$1,091	$1,294	$2,350	$2,662

On December 22, 2008, the Company’s Board of Directors approved an offer to exchange stock options to purchase up to an aggregate of 7,875,084 shares of the Company’s common stock that were previously granted with an exercise price of equal to or greater than $3.91 under the Company’s 1996 Stock Incentive Plan (the “1996 Plan”) and the Company’s 2001 Stock Plan (the “2001 Plan”), for new options issuable under the 1996 Plan or new restricted stock units issuable under the 2001 Plan. The offer was not extended to the Company’s executive officers, members of the board of directors or employees based outside the United States. The offer expired on February 3, 2009 at which time the exchange was consummated. Approximately 300 eligible option holders elected to participate in the exchange and the Company accepted for cancellation options to purchase an aggregate of 3,571,228 shares of the Company’s common stock under the 1996 Plan and options to purchase an aggregate of 2,493,826 shares under the 2001 Plan. Subject to the terms and conditions of the exchange offer, the Company granted new options to purchase up to an aggregate of 727,537 shares of the Company’s common stock under the 1996 Plan and 227,412 restricted stock units under the 2001 Plan. The stock-based compensation expense impact for the exchange was approximately $0.4 million and will be amortized over four years from the date of exchange.

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

Note 13 — Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 4, 2009		June 28, 2008		July 4, 2009		June 28, 2008
United States:	$7,381	16%	$9,102	16%	$15,056	17%	$18,917	16%
Export revenue:
Asia Pacific (primarily China and Taiwan)	26,703	57	26,663	46	49,633	55	49,897	44
Europe	7,532	16	11,951	20	16,721	19	24,457	21
Japan	3,274	7	8,076	14	5,874	6	16,757	15
Other Americas	2,010	4	2,287	4	2,952	3	4,655	4

Total export revenue	39,519	84	48,977	84	75,180	83	95,766	84

Total revenue	$46,900	100%	$58,079	100%	$90,236	100%	$114,683	100%

Our five largest customers make up a significant portion of our total revenue. In the first six months of fiscal 2009 and fiscal 2008, revenue attributable to two large telecommunications equipment providers, one of which was supported through one of our distributors, accounted for approximately 23% and 9% of total revenue, respectively. More than 90% of our property and equipment is located in the United States.

Note 14 — Subsequent Events:

On July 20, 2009, the Board of Directors of the Company approved a restructuring plan (“2009 restructuring plan”). In connection with the 2009 restructuring plan, the Company will reduce its headcount by approximately 64 employees, representing approximately 8 percent of the Company’s workforce, and will transfer certain of its warehouse operations from its headquarters in Hillsboro, Oregon to Singapore. The restructuring is expected to result in a quarterly cost reduction of approximately $1.5 million, commencing with the fourth quarter of this year. The Company expects to record a restructuring charge of severance and related costs estimated to be approximately $1.2 million in the third quarter of fiscal 2009. The 2009 restructuring plan is expected to be substantially completed in the fourth quarter of fiscal 2009.

On July 27, 2009, AMBAC announced that it would discontinue paying monthly dividends on its outstanding auction market preferred shares beginning August 1, 2009, which will reduce our Other income (expense), net, by less than $0.1 million per quarter. In addition, on July 28, 2009, a major credit rating company downgraded AMBAC auction market preferred shares from B to CC. As a result of these events, it is likely that the amount realized upon liquidation of our AMBAC auction market preferred shares would be lower than the fair value of $0.9 million recorded in Long-term marketable securities at July 4, 2009.

The Company has evaluated the impact of subsequent events through August 6, 2009, the date on which the financial statements were issued, and has determined that all subsequent events have been appropriately reflected in the accompanying financial statements.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the six months ended July 4, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

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

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS No. 115-2”), which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. We adopted the provisions of FSP SFAS No. 115-2 for the quarter ended July 4, 2009; however, the valuation approach did not change because the Company intends to sell its auction rate securities as markets for these securities resume or offers become available.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted the provisions of SFAS No. 165 for the quarter ended July 4, 2009. The adoption of these provisions did not have a material effect on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective in the third quarter of 2009 and will have no impact on the Company’s consolidated financial position or results of operations.

Results of Operations

Revenue

Key elements of our Condensed Consolidated Statements of Operations (dollars in thousands) were as follows:

	Three Months Ended				Six Months Ended
	July 4, 2009		June 28, 2008		July 4, 2009		June 28, 2008
Revenue	$46,900	100.0%	$58,079	100.0%	$90,236	100.0%	$114,683	100.0%
Gross margin	24,586	52.4	32,528	56.0	47,264	52.4	63,972	55.8
Research and development	13,811	29.4	17,937	30.9	28,702	31.8	35,605	31.1
Selling, general and administrative	13,573	28.9	15,195	26.2	26,516	29.4	30,194	26.3
Amortization of intangible assets	—	—	1,368	2.4	228	0.2	2,849	2.5
Restructuring	(15)	0.0	858	1.5	(40)	0.0	2,648	2.3

Loss from operations	$(2,783)	(5.9)%	$(2,830)	(4.9)%	$(8,142)	(9.0)%	$(7,324)	(6.4)%

Revenue in the second quarter and six months ended July 4, 2009 decreased to $46.9 million and $90.2 million, respectively, compared to $58.1 million and $114.7 million the second quarter and six months ended June 28, 2008. Revenue from Mature and Mainstream products decreased and was partially offset by an increase in revenue from New products.

We experienced a sequential increase in revenue of 8% during the second quarter of fiscal 2009, primarily as a result of an increase in sales of New products partially offset by a decrease in sales of Mature products. Forecasting for the remainder of 2009 is particularly challenging because there is limited visibility to the broad market for programmable logic devices. The communication market in Asia however, showed a better than expected revenue trend during the second quarter of fiscal 2009. During the second quarter of fiscal 2009, we began restructuring our distribution network in the Greater China region, including the selection of new distribution partners and the conversion of selected distributors from a sell-in to a sell-through business model which we expect will have an approximately $2.0 million negative revenue impact in the third quarter. Our future revenue from our distribution network in the Greater China region is partially dependent on our ability to manage this restructuring.

Revenue by Product Line

FPGA revenue increased in the second quarter and first six months of fiscal 2009 when compared to fiscal 2008. There was a 54% and 37% increase in FPGA units sold, when compared to the second quarter and first six months of fiscal 2008, respectively, partially offset by a decrease in average selling price. PLD revenue decreased in the second quarter and first six months of fiscal 2009, when compared to the second quarter and first six months of fiscal 2008, respectively, due to a decline in units sold partially offset by an increase in average selling prices.

The composition of our revenue by product line for the second quarter and first six months of fiscal 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 4, 2009		June 28, 2008		July 4, 2009		June 28, 2008
FPGA	$17,172	37%	$13,384	23%	$32,719	36%	$27,075	24%
PLD	29,728	63	44,695	77	57,517	64	87,608	76

Total revenue	$46,900	100%	$58,079	100%	$90,236	100%	$114,683	100%

Revenue by End Market

Though units sold overall were down across all end markets, the communications end market accounted for approximately 57% of our revenue for the quarter ended July 4, 2009 and 52% for the quarter ended June 28, 2008. The increased percentage of revenue from this end market during the quarter ended July 4, 2009, was due to the China 3G telecommunications network build-out, primarily related to products sold to two large telecommunications equipment providers, one of which was through one of our distributors. We expect that a significant portion of our revenue will continue to be dependent on the health of the communications end market.

The composition of our revenue by end market for the second quarter and first six months of fiscal 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 4, 2009		June 28, 2008		July 4, 2009		June 28, 2008
Communications	$26,567	57%	$30,559	52%	$53,766	60%	$61,014	54%
Industrial and other	8,173	17	13,172	23	15,965	18	26,946	23
Consumer and automotive	6,386	14	6,264	11	11,097	12	11,617	10
Computing	5,774	12	8,084	14	9,408	10	15,106	13

Total Revenue	$46,900	100%	$58,079	100%	$90,236	100%	$114,683	100%

Revenue by Product Classification

Revenue for New products increased 70% and 60% for the second quarter and first six months of fiscal 2009, respectively, compared to the second quarter and first six months of fiscal 2008, as a result of increased unit sales. Revenue for Mainstream products decreased 39% and 38% for the second quarter and first six months of fiscal 2009, respectively, compared to the second quarter and first six months of fiscal 2008, with a decline in units sold. Mature product revenue decreased 50% for both the second quarter and first six months of fiscal 2009 compared to the second quarter and first six months of fiscal 2008, also primarily related to decreased unit sales.

The composition of our revenue by product classification for the second quarter and first six months of fiscal 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 4, 2009		June 28, 2008		July 4, 2009		June 28, 2008
New *	$20,860	44%	$12,304	21%	$37,635	41%	$23,522	20%
Mainstream *	17,392	37	28,648	49	34,863	39	55,801	49
Mature *	8,648	19	17,127	30	17,738	20	35,360	31

Total revenue	$46,900	100%	$58,079	100%	$90,236	100%	$114,683	100%

*	Product Classification:

New:	LatticeXP2, LatticeSC, LatticeECP2/M, LatticeECP, LatticeXP, MachXO, Power Manager1/2, ispClock1/2, ispMACH 4000ZE

Mainstream:	FPSC, ispXPLD, ispGDX2, ispMACH 4/LV, ispGDX/V, ispMACH 4000/Z, ispXPGA, Software and IP

Mature:	ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-Volt CPLDs, all SPLDs

Revenue by Geography

Domestic revenue declined for the second quarter and first six months of fiscal 2009 when compared to the second quarter and first six months of fiscal 2008; however, the percent of total revenue remained flat. Export revenue as a percentage of total revenue was 84% and 83% for the second quarter and first six months of fiscal 2009, respectively, compared to 84% for both the second quarter and first six months of fiscal 2008. Export revenue as a percentage of overall revenue remained flat primarily due to the reduction in the Japan and Taiwan regions of the world export markets. We allocate revenue by geography by our ship-to location which may not represent the final consumption of our products by the ultimate end customer. We believe the export market to Asia will remain the primary source of our revenue due to more favorable business conditions in Asia and a continuing trend towards outsourcing of manufacturing by North American and European customers to Asia.

The composition of our revenue by geographic location of our direct and indirect customers is as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 4, 2009		June 28, 2008		July 4, 2009		June 28, 2008
United States:	$7,381	16%	$9,102	16%	$15,056	17%	$18,917	16%
Export revenue:
Asia Pacific (primarily China and Taiwan)	26,703	57	26,663	46	49,633	55	49,897	44
Europe	7,532	16	11,951	20	16,721	19	24,457	21
Japan	3,274	7	8,076	14	5,874	6	16,757	15
Other Americas	2,010	4	2,287	4	2,952	3	4,655	4

Total export revenue	39,519	84	48,977	84	75,180	83	95,766	84

Total revenue	$46,900	100%	$58,079	100%	$90,236	100%	$114,683	100%

Our five largest customers make up a significant portion of our total revenue. In the first six months of fiscal 2009 and fiscal 2008, revenue attributable to two large telecommunications equipment providers, one of which was supported through one of our distributors, accounted for approximately 23% and 9% of revenue, respectively. More than 90% of our property and equipment is located in the United States.

Gross Margin and Operating Expenses

Our gross margin percentage was 52.4% in both the second quarter and first six months of fiscal 2009, from 56.0% and 55.8% in the second quarter and first six months of fiscal 2008, respectively. The decrease in gross margin percentage resulted primarily from a decline in revenue from our Mature products, which carry a higher gross margin than our other product categories, as well as revenue growth from New products, which typically carry an initial lower gross margin than our other product categories. Due to lower production levels during the first two quarters of fiscal 2009, we incurred a charge to cost of sales for underabsorbed overhead costs. Additionally, during the second quarter of fiscal 2009, we terminated two distributors in the Greater China region and exercised our right to buy back certain inventory parts. Most of these parts were sold during the quarter and this resulted in a higher than normal cost of goods sold related to those sales as the repurchase price was higher than our normal manufacturing costs.

Research and development expense was $13.8 million and $28.7 million in the second quarter and first six months of fiscal 2009, respectively, compared to $17.9 million and $35.6 million in the second quarter and first six months of fiscal 2008, respectively. Research and development expenses consist primarily of personnel, masks, engineering wafers, third-party design automation software, assembly tooling and qualification expenses. The decrease in fiscal 2009 compared to fiscal 2008 was primarily a result of a decrease in labor costs due to a headcount reduction related to the restructuring plan implemented in the third quarter of fiscal 2008. We believe that a market-based commitment to research and development is essential in order to maintain product leadership and provide innovative and value-based new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 65nm, mask and engineering wafer costs are becoming increasingly more expensive and will therefore increasingly represent a greater proportion of total research and development expenses.

Selling, general and administrative expense was $13.6 million and $26.5 million in the second quarter and first six months of fiscal 2009, respectively, compared to $15.2 million and $30.2 million in the second quarter and first six months of fiscal 2008, respectively. The decrease in fiscal 2009 compared to fiscal 2008 was primarily a result of a decrease in labor costs due to a headcount reduction related to the 2008 restructuring plan, and to a lesser extent lower selling related costs due to lower revenue.

Amortization of intangible assets was $0.2 million in the first six months of fiscal 2009 compared to $1.4 million and $2.8 million for the second quarter and first six months of fiscal 2008, respectively. Intangible assets related to the acquisition of the FPGA business of Agere Systems, Inc. on January 18, 2002 became fully amortized during the first quarter of fiscal 2009.

Restructuring activity relates to the restructuring plans implemented during the fourth quarter of fiscal 2005 (“2005 restructuring plan”), the third quarter of fiscal 2007 (“2007 restructuring plan”) and the third quarter of fiscal 2008 (“2008 restructuring plan”). Included in our Condensed Consolidated Statements of Operations and reported as Restructuring for the second quarter and first six months of fiscal 2009 is a net credit of less than $0.1 million primarily resulting from changes in original estimates under these restructuring plans. Included in our Condensed Consolidated Statements of Operations and reported as Restructuring for the second quarter and first six months of fiscal 2008, is a net charge of $0.9 million and $2.6 million, respectively. The amount through the first six months of fiscal 2008 primarily related to severance costs and costs to vacate leased properties under the 2007 restructuring plan.

On July 20, 2009, the Board of Directors of the Company approved a restructuring plan (“2009 restructuring plan”). In connection with the 2009 restructuring plan, the Company will reduce its headcount by approximately 64 employees, representing approximately 8 percent of the Company’s workforce and will transfer certain of its warehouse operations from its headquarters in

Hillsboro, Oregon to Singapore. The restructuring is expected to result in a quarterly cost reduction of approximately $1.5 million, commencing with the fourth quarter of this year.

The Company expects to record a restructuring charge of severance and related costs estimated to be approximately $1.2 million in the third quarter of 2009. The 2009 restructuring plan is expected to be substantially completed in the fourth quarter of fiscal 2009.

Other income (expense), net

Other income (expense), net, was income of $0.2 million and expense of $0.3 million in the second quarter and first six months of fiscal 2009, respectively, and expense of $10.5 million and $9.2 million in the second quarter and first six months of fiscal 2008, respectively.

The following table summarizes the activity in Other income (expense), net:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Interest income	$350	$893	$729	$2,460
Other-than-temporary impairment of long-term marketable securities	(535)	(10,345)	(1,200)	(10,345)
Gain on sale of marketable securities	169	—	169	—
Impairment of UMC investment	—	(992)	—	(992)
Gain (loss) on value of deferred compensation assets	144	(37)	4	(198)
Other, net	61	(39)	(25)	(112)

	$189	$(10,520)	$(323)	$(9,187)

The impairment charge to Long-term marketable securities was recorded due to the continued decline in fair value related to the holdings in auction rate securities that are considered illiquid.

The decrease in interest income is the result of lower interest rates for invested balances in Marketable securities for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.

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

During the quarter ended July 4, 2009 we received a $0.1 million refund of previously paid taxes in the People’s Republic of China. The refund was granted due to specific development activities conducted within the People’s Republic of China.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash) (in thousands):

	Six Months Ended
	July 4, 2009	June 28, 2008
Net cash provided by operating activities	$41,016	$19,400
Net cash provided by investing activities	8,747	10,672
Net cash used in financing activities	(1,127)	(1,135)

Net increase in cash and cash equivalents	$48,636	$28,937

Operating Activities

Net cash provided by operating activities was $41.0 million in the first six months of fiscal 2009, compared to $19.4 million in the first six months of fiscal 2008, primarily as a result of an increase in cash flow from the decline in net loss, the decline in inventory purchases and the net repayment and usage of our Fujitsu advance credits of $27.6 million, partially offset by a reduction in accounts payable and accrued payroll.

Investing Activities

Net cash provided by investing activities decreased by $1.9 million in the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The decrease was primarily due to amounts invested in short-term securities at the end of fiscal 2008 that had been transferred to cash and cash equivalents at the end of the second quarter of fiscal 2009.

Financing Activities

Net cash used in financing activities remained essentially flat at $1.1 million for the first six months of fiscal 2009 compared to the first six months of fiscal 2008.

Liquidity

As of July 4, 2009, our principal source of liquidity was $104.3 million of Cash and cash equivalents and Short-term marketable securities, which were approximately $38.4 million more than the balance of $65.9 million at January 3, 2009. Working capital increased to $194.4 million at July 4, 2009 from $182.5 million at January 3, 2009.

Under the terms of a letter agreement between the Company and Fujitsu, Fujitsu agreed to repay in cash to the Company $30.0 million (recorded as Other receivable in the Condensed Consolidated Balance Sheets) which is expected to be received by October 15, 2009. In addition, we expect to receive the remaining Fujitsu advance of $24.0 million in the form of advance credits by April 2010.

We believe that our existing liquid resources and cash expected to be generated from future operations, combined with a receivable for advance payments from certain foundry partners, will be adequate to meet our operating and capital requirements and obligations for at least the next twelve months.

At July 4, 2009 and January 3, 2009, the Company held auction rate securities with a face value of $38.2 million and $39.2 million, respectively. For the quarter ended July 4, 2009, the Company had three partial redemptions at par value of auction rate securities for a total value of $1.0 million. The Company intends to sell its auction rate securities as markets for these securities resume or offers become available. At July 4, 2009, due to continued multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company had an estimated fair value of $18.4 million and are classified as Long-term marketable securities.

Long-term marketable securities with a face value of $14.0 million (estimated fair value of $4.2 million) are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, investment grade long-term marketable securities with a face value of $8.3 million (estimated fair value of $0.9 million) were replaced on December 3, 2008 by auction market preferred shares issued by Ambac Assurance Corporation (“AMBAC”), as a result of AMBAC exercising their put option feature provided in this security. As of July 4, 2009, the credit ratings on our corporate auction rate securities were BB-, and preferred shares auction rate securities were B. In addition, Long-term marketable securities with a face value of $15.9 million (estimated fair value of $13.4 million) are exposed to risks associated with student loan asset-backed notes. Such notes are insured by the federal government or guaranteed by the Federal Family Education Loan Program (“FFELP”). The credit ratings on our student loan auction rate securities were AAA and A3.

While the auctions for auction rate securities have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheets. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings on some of the securities, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded an additional impairment charge of $0.5 million and $1.2 million to Other income (expense), net, for the three and six months ended July 4, 2009 primarily to our corporate auction rate securities. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

In accordance with FSP SFAS Nos. 115 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company recorded an unrealized loss of less than $0.1 million during the three and six months ended July 4, 2009 on certain Short-term marketable securities resulting in a carrying cost of $2.0 million, and an unrealized gain of $1.0 million on Long-term marketable securities primarily consisting of student loan auction rate securities resulting in a carrying cost of $13.4 million, which has been recorded in Accumulated other comprehensive income (loss). Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income (loss). If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an other-than-temporary impairment charge, which could have a materially detrimental impact on our operating results. When we liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain reported in Accumulated other comprehensive income (loss).

On July 27, 2009, AMBAC announced that it would discontinue paying monthly dividends on its outstanding auction market preferred shares beginning August 1, 2009, which will reduce our Other income (expense), net by less than $0.1 million per quarter. In addition, on July 28, 2009, a major credit rating company downgraded AMBAC auction market preferred shares from B to CC. As a result of these events, it is likely that the amount realized upon liquidation of our AMBAC auction market preferred shares would be lower than the fair value of $0.9 million recorded in Long-term marketable securities at July 4, 2009.

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

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations outside of the ordinary course of business in the first six months of fiscal 2009 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009.

Off-Balance Sheet Arrangements

As of July 4, 2009 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At July 4, 2009, the Company had investments in auction rate securities. Due to liquidity issues in global credit and capital market conditions, these auction rate securities have experienced multiple failed auctions. We have recorded an impairment charge to Other income (expense), net to reflect our estimate of the fair value of these instruments as other-than-temporary. For a complete discussion on auction rate securities, see Notes 3 and 4 to the Company’s Condensed Consolidated Financial Statements.

We have international subsidiary and branch operations. Additionally, we sell products to Japanese customers denominated in yen. We are therefore subject to foreign currency exchange rate exposure. To minimize foreign exchange risk related to yen-based net assets on our Consolidated Balance Sheets, we use currency hedging. No hedges were outstanding at July 4, 2009.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended July 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth above under Note 12 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

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

The majority of our revenue (approximately 57% during the second fiscal quarter of 2009) is derived from customers participating in the telecommunications equipment end market. In addition, during the first half of fiscal 2009 the Company participated in the China 3G telecommunications network build-out by selling products used by two large telecommunication equipment providers which accounted for 23% of revenue. In the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. Any deterioration in this end market or any reduction in technology capital spending in connection with this network build-out could lead to a reduction in demand for our products and could adversely affect our revenue and results of operations.

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

At July 4, 2009 and January 3, 2009, the Company held auction rate securities with a face value of $38.2 million and $39.2 million, respectively. For the quarter ended July 4, 2009, the Company had three partial redemptions at par value of auction rate securities for a total value of $1.0 million. The Company intends to sell its auction rate securities as markets for these securities resume or offers become available. At July 4, 2009, due to continued multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company had an estimated fair value of $18.4 million and are classified as Long-term marketable securities.

Long-term marketable securities with a face value of $14.0 million (estimated fair value of $4.2 million) are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, investment grade long-term marketable securities with a face value of $8.3 million (estimated fair value of $0.9 million) were replaced on December 3, 2008 by auction market preferred shares issued by Ambac Assurance Corporation (“AMBAC”), as a result of AMBAC exercising their put option feature provided in this security. As of July 4, 2009, the credit ratings on our corporate auction rate securities were BB-, and preferred shares auction rate securities were B. In addition, Long-term marketable securities with a face value of $15.9 million (estimated fair value of $13.4 million) are exposed to risks associated with student loan asset-backed notes. Such notes are insured by the federal government or guaranteed by the Federal Family Education Loan Program (FFELP). The credit ratings on our student loan auction rate securities were AAA and A3.

While the auctions for auction rate securities have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheets. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings on some of the securities, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded an additional impairment charge of $0.5 million and $1.2 million to Other income (expense), net, for the three and six months ended July 4, 2009 primarily to our corporate auction rate securities. When we liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

On July 27, 2009, AMBAC announced that it would discontinue paying monthly dividends on its outstanding auction market preferred shares beginning August 1, 2009, which will reduce our Other income (expense), net by less than $0.1 million per quarter. In addition, on July 28, 2009, a major credit rating company downgraded AMBAC auction market preferred shares from B to CC. As a result of these events, it is likely that the amount realized upon liquidation of our AMBAC auction market preferred shares would be lower than the fair value of $0.9 million recorded in Long-term marketable securities at July 4, 2009.

The restructuring of our distribution network, including transitioning a select number of distributors from a sell-in to a sell-through business model, in various regions including Greater China and Europe may encounter unforeseen events adversely affecting our revenue.

In April 2009, we gave notice to certain distributors in Taiwan and China of our intention to terminate the distribution agreements between the Company and those distributors, effective June 6, 2009. This action was taken in connection with the restructuring of our distribution channels in Greater China, including Taiwan and China. One of the distributors represented approximately 10% of the Company’s revenue in each of the fiscal 2008 and 2007 years. Additionally, we plan to convert two existing distributors from a sell-in to a sell-through model which we expect to have an approximately $2.0 million negative impact on revenue during the third quarter. We rely on our channel partners to sell our products to end users. Part of this restructuring strategy includes the selection of distribution partners under an arrangement that includes price protection and right of return conditions. If we are not successful in the transition to our new distribution partners, or our new distribution partners are not as successful as our former distribution partners, it could have a materially detrimental effect on our financial results.

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

We have limited ability to predict or to foresee changes or the pace of changes in sales by product classification. In recent periods, we have experienced increased rates of decline in sales of our mature products. Additionally, in the past we have also experienced periods of decline in sales of our mainstream products. If, in any period, the overall sales of the combination of our mature and mainstream products decline and if sales of new products do not increase at a rate that is sufficient to counteract this decline, then our total revenue would decline. In addition, as mature products typically generate a higher gross margin than mainstream or new products, a faster than normal decline in sales of mature products could adversely impact our gross margins.

We may experience disruptions in our supply chain as we shift our warehouse from our headquarters in Oregon to Singapore.

We have initiated a plan to move the inventory in our warehouse in Oregon to a contract facility in Singapore. This re-organization of our supply chain is expected to reduce costs and improve our ability to service our customers because our largest suppliers and our largest markets are in Asia. If we are not successful in managing this transition or if our warehouse partner is unable to provide efficient and timely services our customers may experience disruptions in the supply of our parts and we may experience a loss of business or an increase in the cost and complexity of inventory control which could harm our operating results.

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

The Company and Fujitsu have entered into agreements pursuant to which Fujitsu manufactures most of our new products on its 130 nanometer, 90 nanometer and 65 nanometer CMOS process technologies, as well as on 130 nanometer and 90 nanometer technologies with embedded flash memory that we have jointly developed with Fujitsu. Fujitsu is our sole source supplier of wafers for our newest FPGA and PLD products. The success of certain of our next generation FPGA products is dependent on our ability to successfully partner with Fujitsu or new foundry partners. If for any reason we are unsuccessful in our efforts to partner with respect to our next generation products, our future revenue growth may be materially adversely affected.

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

As of July 4, 2009, we have Fujitsu related accounts that aggregate $54.0 million, of which $30.0 million is recorded as an Other receivable to be received on October 15, 2009. The remaining $24.0 million of the final repayment is to be made after commencement of Fujitsu’s first fiscal quarter in 2010 less the amounts of wafer credits or other services (including engineering mask set charges) provided by Fujitsu to the Company between July 4, 2009 and the date of final repayment. The obligation of Fujitsu is unsecured. If unforeseen events related to the global economic conditions and uncertainties adversely affect Fujitsu, we may have to adjust the carrying value of these accounts and it could have a materially detrimental effect on our results of operations.

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

We do not manufacture any of our products, and most of them, including all of our newest products, are manufactured by a sole source. Currently, our silicon wafers are manufactured by Fujitsu in Japan, Seiko Epson in Japan, United Microelectronics Corporation in Taiwan and Chartered Semiconductor in Singapore. If any of our current or future foundry partners significantly interrupts or reduces our wafer supply, our operating results could be harmed.

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

Many other factors that could disrupt our wafer supply are beyond our control. Since worldwide manufacturing capacity for silicon wafers is limited and inelastic, we could be harmed by significant industry-wide increases in overall wafer demand or interruptions in wafer supply. During periods of economic uncertainty, our foundry partners may reduce or restructure their operations which may also affect the availability of wafers and adversely affect our operating results. Additionally, a future disruption of any of our foundry partners’ foundry operations as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event could disrupt our wafer supply and could harm our operating results.

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

To develop new products and maintain the competitiveness of existing products, we need to migrate to more advanced wafer manufacturing processes that use smaller device geometries. We also may need to use additional foundry partners. Because we depend upon foundry partners to provide their facilities and support for our process technology development, we may experience delays in the availability of advanced wafer manufacturing process technologies at existing or new wafer fabrication facilities. As a result, volume production of our advanced process technologies at fabrication facilities may not be achieved. This could harm our operating results.

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

Many other factors that could disrupt our supply of finished products are beyond our control. Because worldwide capacity for assembly and testing of semiconductor products is limited and inelastic, we could be harmed by significant industry-wide increases in overall demand or interruptions in supply. The assembly of complex packages requires a consistent supply of a variety of raw materials such as substrates, leadframes and mold compound. The worldwide manufacturing capacity for these materials is also limited and inelastic. A significant industry-wide increase in demand, or interruptions in the supply of these materials to our assembly or test contractors, could harm our operating results. Additionally, a future disruption of any of our assembly or test contractors’ operations as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event could disrupt our supply of assembled and tested devices and could harm our operating results.

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

Our intraday stock price has ranged from a low of $1.38 per share to a high of $2.26 per share for the quarter ended July 4, 2009.

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

Our quarterly operating results have fluctuated in the past and may continue to fluctuate. Consequently, our operating results may fail to meet the expectations of analysts and investors. As a result of industry conditions and the following specific factors, our quarterly operating results are more likely to fluctuate and are more difficult to predict than a typical non-technology company of our size and maturity:

•	general economic conditions in the countries where we sell our products;

•	conditions within the end markets into which we sell our products;

•	the cyclical nature of demand for our customers’ products;

•	excessive inventory accumulation by our end customers;

•	the timing of our and our competitors’ new product introductions;

•	product obsolescence;

•	the scheduling, rescheduling and cancellation of large orders by our customers;

•	the willingness and ability of our customers and distributors to make payment to us in a timely manner;

•	our ability to develop new process technologies and achieve volume production at wafer fabrication facilities;

•	changes in manufacturing yields including delays in achieving target yields on new products;

•	adverse movements in exchange rates, interest rates or tax rates; and

•	the availability of adequate supply commitments from our wafer foundry partners and assembly and test subcontractors.

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

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Month #1
April 5, 2009 through May 2, 2009	4,200	$1.34	4,200	$5,621
Month #2
May 3, 2009 through May 30, 2009	—	—	—	—
Month #3
May 31, 2009 through July 4, 2009	—	—	—	—

Total	4,200	$1.34	4,200	$5,621

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) Our stockholders voted upon the following proposals at our Annual Meeting of Stockholders held on May 5, 2009.

	For	Against	Abstain
(1) Election of directors:
Bruno Guilmart	73,860,602	21,198,346	7,295
Balaji Krishnamurthy	60,349,541	32,875,290	1,841,412

	For	Against	Abstain	Not voted
(2) Approval of proposal to amend the Restated Certificate of Incorporation, to declassify Board of Directors beginning in 2010	93,541,324	1,436,862	88,057	—

(3) Ratification of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 2, 2010.	94,274,959	775,486	15,798	—

The foregoing matters are described in further detail in our definitive proxy statement dated March 26, 2009 for the Annual Meeting of Stockholders held on May 5, 2009.

The terms of the following directors, who were not subject to election at the Annual Meeting of Stockholders, continued after the meeting:

Patrick Jones

W. Richard Marz

David E. Coreson

Gerhard Parker

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	The Company’s Restated Certificate of Incorporation filed February 24, 2004 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on June 4, 2009).

3.2	The Company’s Bylaws, as amended and restated as of June 4, 2009 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed June 4, 2009).

4.4	Indenture, dated as of June 20, 2003, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

4.5	Form of Note for the Company’s Zero Coupon Convertible Subordinated Notes (Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

10.23	Advance Production Payment Agreement dated March 17, 1997 among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.23 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005)(1).

10.24*	Lattice Semiconductor Corporation 1996 Stock Incentive Plan, as amended, and Related Form of Option Agreement (Incorporated by reference to Exhibits (d)(1) and (d)(2) to the Company’s Schedule TO filed on February 13, 2003).

10.33*	2001 Outside Directors’ Stock Option Plan, as amended and restated effective May 1, 2007 (Incorporated by reference to Appendix A filed with the Company’s 2007 Definitive Proxy Statement filed on Schedule 14A on April 5, 2007).

10.34*	2001 Stock Plan, as amended, and related Form of Option Agreement (Incorporated by reference to Exhibits (d)(3) and (d)(4) to the Company’s Schedule TO filed on February 13, 2003).

10.35	Intellectual Property Agreement by and between Agere Systems Inc. and Agere Systems Guardian Corporation and Lattice Semiconductor Corporation as Buyer, dated January 18, 2002 (Incorporated by reference to Exhibit 10.35 filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.37*

Lattice Semiconductor Corporation Executive Deferred Compensation Plan, as amended and restated effective as of August 11, 1997 (Incorporated by reference to Exhibit 99.3 filed with the Company’s Registration Statement on Form

S-3, as amended, dated October 17, 2002).

10.38*	Amendment No. 1, to the Lattice Semiconductor Corporation Executive Deferred Compensation Plan, as amended, dated November 19, 1999 (Incorporated by reference to Exhibit 99.4 filed with the Company’s Registration Statement on Form S-3, as amended, dated October 17, 2002).

10.39	Registration Rights Agreement, dated as of June 20, 2003, between the Company and the initial purchaser named therein (Incorporated by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

10.41*	Form of Indemnification Agreement executed by each director and executive officer of the Company and certain other officers and employees of the Company and its subsidiaries (Incorporated by reference to Exhibit 10.41 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

10.42	Amendment dated March 25, 2004 to Advance Production Payment Agreement dated March 17, 1997, as amended, among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.42 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004)(1).

10.43	Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004)(1).

10.45*	Compensation Arrangement between Lattice Semiconductor Corporation and Patrick S. Jones, Chairman of the Board of Directors (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on August 12, 2005).

Exhibit Number	Description

10.50*	Compensation Arrangement between Lattice Semiconductor Corporation and Chairpersons for Committees of the Board of Directors (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.51*	Form of Amendment to Stock Option Agreements for 1996 Stock Incentive Plan, as amended, and 2001 Stock Plan, as amended (Incorporated by reference to Exhibit 99.3 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.53	Addendum dated March 22, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.53 filed with the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006).

10.54	Addendum No. 2 dated effective October 1, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.54 filed with the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006)(1).

10.56*	Form of Notice of Grant of Restricted Stock Units to Executive Officer (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.57*	2008 Executive Variable Compensation Plan, as amended (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 7, 2007).

10.59*	Employment Agreement between Lattice Semiconductor Corporation and Bruno Guilmart dated May 14, 2008 (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on June 16, 2008).

10.60*	Employment Agreement between Lattice Semiconductor Corporation and Byron W. Milstead dated May 14, 2008 (Incorporated by reference to Exhibit 10.60 filed with the Company’s Quarterly Report on Form 10-Q filed on August 6, 2008).

10.61*	Form of Inducement Stock Option Agreement (Incorporated by reference to Exhibit 10.61 filed with the Company’s Quarterly Report on Form 10-Q filed on November 5, 2008.

10.62*	Employment Agreement between Lattice Semiconductor Corporation and Michael G. Potter dated February 4, 2009 (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on February 4, 2009).

10.63	2009 Bonus Plan of Lattice Semiconductor Corporation (Incorporated by reference to Exhibit 10.63 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2009).

10.64	Addendum #4 dated effective December 18, 2009 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.64 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2009).

10.65	Letter Agreement effective December 18, 2008 re Repayment of Advance Payment between Lattice Semiconductor Corporation and Fujitsu Microelectronics America, Inc. (Incorporated by reference to Exhibit 10.65 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2009).

10.66*	Employment Agreement between Lattice Semiconductor Corporation and Byron W. Milstead effective as of December 30, 2008 (Incorporated by reference to Exhibit 10.66 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2009).

10.67*	Employment Agreement between Lattice Semiconductor Corporation and Sean Riley dated September 22, 2008 (Incorporated by reference to Exhibit 10.67 filed with the Company’s Report on Form 10-Q filed on May 8, 2009).

10.68*	Employment Agreement between Lattice Semiconductor Corporation and Christopher M. Fanning amended and restated as of December 15, 2008 (Incorporated by reference to Exhibit 10.68 filed with the Company’s Report on Form 10-Q filed on May 8, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K pursuant to Item 15(b) thereof.

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

Date: August 6, 2009