Form 10-Q
period 2009-10-03
LATTICE SEMICONDUCTOR CORP
filed 2009-11-05
CIK 855658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of November 2, 2009             115,339,068

The information contained in this Form 10-Q is as of November 5, 2009. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended January 3, 2009.

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, the concentration of our sales in the communications equipment end market, particularly as it relates to the China 3G telecommunications network build-out, the concentration of our sales in the Asia Pacific region, the compromised liquidity of auction rate securities in our long-term marketable securities portfolio, market acceptance and demand for our new products, moving the majority of our inventory to a third party contractor with a logistics facility in Singapore may involve logistical and other challenges and our expectation that this move will improve our shipping times to many or the majority of our customers may not be realized, our reliance on export sales, the effect of the downturn in the economy on capital markets and credit markets, technology and development risks, our efforts to improve our cost structure and to reduce costs out of our supply chain may not occur on a timely basis or achieve the expected results, the risks associated with our transition to new distributors in various regions including Taiwan and China, the risks associated with Fujitsu Limited as a sole source of silicon wafers for all of our new products, the impact of competitive products and pricing, our inability to utilize our remaining advance wafer credits, unanticipated taxation requirements, unexpected impacts of recent accounting guidance and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), including but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. You should not unduly rely on forward-looking statements because our actual results could differ materially from those expressed in any forward-looking statements made by us. In addition, any forward-looking statement applies only as of the date on which it is made. We are not required to, and undertake no obligation to, update any forward-looking statements to reflect events or circumstances that occur after the date on which such statements are made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Revenue	$49,097	$57,610	$139,333	$172,293
Costs and expenses:
Cost of products sold	22,478	26,493	65,450	77,204
Research and development	14,789	17,534	43,491	53,139
Selling, general and administrative	12,739	14,547	39,255	44,741
Amortization of intangible assets	—	1,369	228	4,218
Restructuring	2,544	3,882	2,504	6,530

	52,550	63,825	150,928	185,832

Loss from operations	(3,453)	(6,215)	(11,595)	(13,539)
Other expense, net	(536)	(999)	(859)	(10,186)

Loss before provision (benefit) for income taxes	(3,989)	(7,214)	(12,454)	(23,725)
Provision (benefit) for income taxes	125	(236)	129	78

Net loss	$(4,114)	$(6,978)	$(12,583)	$(23,803)

Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.11)	$(0.21)

Shares used in per share calculations:
Basic and diluted	115,321	115,370	115,356	115,240

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

(unaudited)

	October 3, 2009	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$115,064	$53,668
Short-term marketable securities	—	12,241
Accounts receivable, net	28,243	26,404
Other receivable	30,000	60,000
Inventories	27,064	32,703
Current portion of foundry advances	17,956	19,157
Prepaid expenses and other current assets	8,387	7,663

Total current assets	226,714	211,836

Foundry advances and other assets	4,450	20,080
Property and equipment, less accumulated depreciation	36,283	40,307
Long-term marketable securities	17,656	19,485
Intangible assets, less accumulated amortization	—	228

Total assets	$285,103	$291,936

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,665	$16,947
Accrued payroll obligations	5,873	6,693
Deferred income and allowances on sales to distributors	5,532	5,741

Total current liabilities	33,070	29,381

Other long-term liabilities	5,298	7,616

Total liabilities	38,368	36,997

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 115,339,000 and 115,469,000 shares issued and outstanding	1,156	1,155
Paid-in capital	621,019	617,572
Treasury stock, at cost, 263,000 shares	(329)	—
Accumulated other comprehensive income (loss)	727	(533)
Accumulated deficit	(375,838)	(363,255)

Total stockholders’ equity	246,735	254,939

Total liabilities and stockholders’ equity	$285,103	$291,936

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended
	October 3, 2009	September 27, 2008
Cash flows from operating activities:
Net loss	$(12,583)	$(23,803)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,928	16,139
Impairment of Long-term marketable securities	2,267	12,756
Gain on sale of marketable securities	(163)	—
Loss on sale of UMC common stock	—	233
Stock-based compensation	3,363	4,157
Changes in assets and liabilities:
Accounts receivable, net	(1,839)	(586)
Inventories	5,639	4,249
Prepaid expenses and other current assets	392	(351)
Foundry advances (includes advance credits and other receivable)	43,147	12,704
Accounts payable and accrued expenses (includes restructuring)	6,168	1,896
Accrued payroll obligations	(820)	(1,933)
Deferred income and allowances on sales to distributors	(209)	(1,333)
Other liabilities	(2,546)	440

Net cash provided by operating activities	53,744	24,568

Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	13,262	74,232
Purchase of marketable securities	—	(37,841)
Proceeds from sale of UMC common stock	—	1,658
Capital expenditures	(4,323)	(8,530)

Net cash provided by investing activities	8,939	29,519

Cash flows from financing activities:
Extinguishment of Zero Coupon Convertible Subordinated Notes	—	(40,000)
Advances in yen line of credit	—	1,414
Payment on yen line of credit	(805)	(1,136)
Net share settlement	(161)	(133)
Purchase of treasury stock	(329)	—
Net proceeds from issuance of common stock	8	5

Net cash used in financing activities	(1,287)	(39,850)

Net increase in cash and cash equivalents	61,396	14,237
Beginning cash and cash equivalents	53,668	37,332

Ending cash and cash equivalents	$115,064	$51,569

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on assets measured at fair value, net, included in Accumulated other comprehensive income (loss)	$1,333	$(26)
Distribution of deferred compensation from trust assets	$589	$1,380

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

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Our most critical estimate relates to auction rate securities, and the estimates of fair value of these securities made in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) No. 820, “Fair Value Measurements and Disclosures.” Actual results could differ from these estimates.

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our third quarter of fiscal 2009 and fiscal 2008 ended on October 3, 2009 and September 27, 2008, respectively. All references to quarterly or three and nine months ended financial results are references to the results for the relevant fiscal period.

Recent Accounting Guidance

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. This guidance amends the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company does not expect the application of the new guidance to have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

The computation of basic and diluted net loss per share for the three and nine months ended October 3, 2009, excludes the effects of stock options, RSUs and warrants aggregating 10.1 million and 11.7 million shares, respectively, because the effect was antidilutive. The computation of basic and diluted net loss per share for the three and nine months ended September 27, 2008, excludes the effects of stock options, RSUs and warrants aggregating 21.3 million and 21.5 million shares, respectively, because the effect was antidilutive. Stock options, RSUs and warrants are antidilutive when the effects of aggregate exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position.

For both the three and nine months ended September 27, 2008, the shares of common stock issuable upon exercise of the Convertible Notes, aggregating approximately 3.3 million shares, were excluded from the computation of basic and diluted earnings per share, as the effect was antidilutive. Shares underlying Convertible Notes are antidilutive when there is a loss for the period or if loan servicing costs exceed the profit for the period. Convertible Notes had no impact on basic or diluted earnings per share in fiscal 2009 as all remaining notes were purchased on July 2, 2008 (see Note 10).

Note 3 — Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	October 3, 2009	January 3, 2009
Short-term marketable securities:
Due within one year	$—	$12,241

Long-term marketable securities:
Due after five years through ten years	4,032	5,333
Due after ten years	13,428	13,233
No contractual maturity date	196	919

	17,656	19,485

Total marketable securities	$17,656	$31,726

The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	October 3, 2009	January 3, 2009
Short-term marketable securities:
Corporate and municipal bonds, notes and commercial paper	$—	$7,221
Market rate investments	—	5,020

	—	12,241

Long-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Federally-insured or FFELP guaranteed student loans	13,428	13,233
Corporate bonds, subject to credit default swap risk	4,032	5,333
Auction market preferred shares	196	919

	17,656	19,485

Total marketable securities	$17,656	$31,726

The following table summarizes the composition of our auction rate securities (in thousands):

	October 3, 2009			January 3, 2009
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$15,825	$13,428	AAA	$16,875	$13,233	AAA
Corporate bonds, subject to credit default swap risk	14,000	4,032	BB-/CCC	14,000	5,333	BBB
Auction market preferred shares	8,325	196	C	8,325	919	BBB

Total long-term marketable securities	$38,150	$17,656		$39,200	$19,485

At October 3, 2009 and January 3, 2009, the Company held auction rate securities with a par value of $38.2 million and $39.2 million, respectively. For the quarter ended October 3, 2009, the Company had three partial redemptions at par value of auction rate securities for a total value of $0.1 million. The Company intends to sell its auction rate securities as markets for these securities resume or offers become available. At October 3, 2009, due to continued multiple failed auctions and a determination of illiquidity, the $38.2 million par value of auction rate securities held by the Company had an estimated fair value of $17.7 million and are classified as Long-term marketable securities.

Long-term marketable securities with a par value of $15.8 million are exposed to risks associated with student loan asset-backed notes. Such notes are insured by the federal government or guaranteed by the Federal Family Education Loan Program (“FFELP”). Long-term marketable securities with a par value of $14.0 million are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, long-term marketable securities with a par value of $8.3 million were replaced on December 3, 2008 by auction market preferred shares issued by Ambac Assurance Corporation (“AMBAC”), as a result of AMBAC exercising their put option feature provided in this security. On August 1, 2009, AMBAC discontinued paying monthly dividends on its auction market preferred shares, which reduced interest income included in Other expense, net, by less than $0.1 million per quarter.

Note 4 — Fair Value of Financial Instruments:

As a result of failed auctions on auction rate securities held by us, quoted prices in active markets are not readily available, and thus, all of our Long-term marketable securities use Level 3 data for valuation purposes. We held no Level 1 or Level 2 assets. For a portion of our Level 3 assets, we employed the services of a valuation firm that specializes in valuing illiquid assets. In addition, we collect other available market information regarding auction rate securities, which include third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral.

During the nine months ended October 3, 2009, the following changes occurred in our Level 3 assets (in thousands):

Fair value of Long-term marketable securities at January 3, 2009	$19,485
Redemption of Long-term marketable securities, net of $0.1 million recognized gain	(925)
Other-than-temporary impairment of Long-term marketable securities	(2,267)
Unrealized gain on Long-term marketable securities	1,363

Fair value of Long-term marketable securities at October 3, 2009	$17,656

While the auctions for auction rate securities had historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007). These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheets. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings on some of the securities, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded additional impairment charges of $1.1 million and $2.3 million to Other expense, net, for the three and nine months ended October 3, 2009, respectively, related to our corporate bonds and auction market preferred shares auction rate securities. When we liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

In accordance with ASC 320, “Investments – Debt and Equity Securities,” the Company recorded a loss on a previously unrealized gain of less than $0.1 million for the three and nine months ended October 3, 2009 on certain Short-term marketable securities, which matured during the third quarter ended October 3, 2009. During the nine months ended October 3, 2009. the Company also recorded an unrealized gain of $1.4 million on Long-term marketable securities primarily consisting of student loan auction rate securities resulting in a carrying cost of $13.4 million, which has been recorded in Accumulated other comprehensive income (loss). Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income (loss). If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an other-than-temporary impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain reported in Accumulated other comprehensive income (loss).

Note 5 — Inventories (in thousands):

	October 3, 2009	January 3, 2009
Work in progress	$18,542	$22,167
Finished goods	8,522	10,536

	$27,064	$32,703

Note 6 — Changes in Stockholders’ Equity and Comprehensive income (loss) (in thousands):

	Common stock	Paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balances, January 3, 2009	$1,155	$617,572	$—	$(363,255)	$(533)	$254,939
Net loss for nine months ended October 3, 2009	—	—	—	(12,583)	—	(12,583)
Unrealized gain on short and long-term marketable securities, net	—	—	—	—	1,333	1,333
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	(38)	(38)
Translation adjustments	—	—	—	—	(35)	(35)

Comprehensive loss	—	—	—	—	—	(11,323)

Common stock issued in connection with exercise of stock options, ESPP and vested RSUs	1	7	—	—	—	8
Taxes withheld in connection with vesting RSUs	—	(161)	—	—	—	(161)
Stock repurchase	—	—	(329)	—	—	(329)
Stock-based compensation expense related to stock options, ESPP and RSUs	—	3,363	—	—	—	3,363
Distribution of stock held by deferred stock compensation plan	—	238	—	—	—	238

Balances, October 3, 2009	$1,156	$621,019	$(329)	$(375,838)	$727	$246,735

For the third quarter ended October 3, 2009, the comprehensive loss was $3.8 million primarily consisting of a net loss of $4.1 million partially offset by an unrealized gain on marketable securities of $0.4 million.

On December 13, 2008, the Company’s Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. Under the program, the Company may purchase shares of common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases have and will be funded from available working capital.

Repurchases during the six months ended July 4, 2009 of approximately 263,000 shares were settled for $0.3 million and were all open market transactions. There were no repurchases during the three months ended October 3, 2009.

Note 7 — Other Assets (in thousands):

	October 3, 2009	January 3, 2009
Foundry advances and other assets	$22,406	$39,237
Less: Foundry advances	(17,956)	(19,157)

	$4,450	$20,080

The Company has an Advance Payment and Purchase Agreement (the “Agreement”), with Fujitsu Limited (“Fujitsu”), pursuant to which we previously advanced $125.0 million in support of the development and construction of a 300mm wafer fabrication facility in Mie, Japan. As of October 3, 2009, we have received back approximately $77.0 million of the total advance from Fujitsu.

Under the terms of a letter agreement between the Company and Fujitsu, Fujitsu agreed to repay in cash to the Company $60.0 million (recorded as Other receivable in the Condensed Consolidated Balance Sheets) plus interest, in two installments, $30.0 million of which was received on April 15, 2009 and the remaining $30.0 million was received on October 15, 2009. In addition, as of October 3, 2009, we expect to receive the remaining balance of approximately $18.0 million in the form of advance credits by the end of the second quarter of the Company’s fiscal 2010.

All other terms and conditions of the Agreement remain in full force and effect until repayment of the advance payment in full. The repayment obligation of Fujitsu is unsecured.

Note 8 — Income Taxes:

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2001. We have federal net operating loss carryforwards that expire at various dates between 2021 and 2029. We have state net operating loss carryforwards that expire at various dates from 2010 through 2029. We also have federal and state credit carryforwards, some of which do not expire, with the remainder expiring at various dates from 2010 through 2029. We have provided a valuation allowance equal to our net federal and state deferred tax assets as we have not met the more likely than not realization threshold for deferred tax asset recognition. As of October 3, 2009, the net deferred tax asset relates to foreign jurisdictions where we have concluded it is more likely than not that we will realize the net deferred tax assets in future periods.

On February 17, 2009, The American Recovery and Reinvestment Act of 2009 was signed into law. This act extends the election to forego bonus depreciation and accelerate certain unutilized income tax credits in 2009. The Company recorded an income tax benefit of $0.3 million during the quarter ended April 4, 2009 related to the acceleration of its research tax credits.

The Internal Revenue Service (“IRS”) has examined our income tax returns for 2001 and 2002, and has issued proposed adjustments of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. Although we do not agree with the proposed adjustment related to the prepaid expense matter, we believe that we have reached a tentative agreement concerning the acquisition costs. During the three months ended March 29, 2008, we made a payment of $0.3 million related to this tentative agreement. On May 23, 2008, the Company filed a petition with the Tax Court seeking a redetermination of the prepaid expense adjustment. Although the final resolution of this matter is uncertain, we believe that adequate amounts have been provided for as unrecognized tax benefits. There is the possibility of either a favorable or unfavorable effect on our results of operations in the period in which these matters are effectively settled. We will recognize any uncertain tax benefit in the period settled.

We are subject to state and local income tax examinations for the years 2001 through 2003. To date, there are no proposed adjustments that are expected to have a material adverse effect on our results of operations. We are not currently under examination in any foreign jurisdictions.

We believe that it is reasonably possible that $1.5 million of unrecognized tax benefits and $0.8 million of associated interest and penalties could significantly change during the next twelve months. The $2.3 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to matters currently in IRS appeals, certain federal and state credits and uncertain income tax positions related to foreign tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

Note 9 — Restructuring:

During the third quarter of fiscal 2009, the Company initiated a restructuring plan (“2009 restructuring plan”) to lower operating expenses primarily by reducing headcount, reducing occupancy in certain leased facilities and transferring certain of its warehouse operations from its headquarters in Hillsboro, Oregon to Singapore. The 2009 restructuring plan is expected to be substantially completed in the fourth quarter of fiscal 2009. At October 3, 2009, the Condensed Consolidated Balance Sheet included $1.2 million primarily related to operating lease commitments accrued under the provisions of the 2009 restructuring plan.

The following table displays the current estimate for each major type of cost associated with the 2009 restructuring plan (in thousands):

	Initial accrual	Paid or Settled	Balance at October 3, 2009
Severance and related	$1,341	$(1,323)	$18
Lease loss reserve	1,199	(49)	1,150
Other	31	(18)	13

Total	$2,571	$(1,390)	$1,181

During the third quarter of fiscal 2008, the Company initiated a restructuring plan (“2008 restructuring plan”) to better align operating expenses with near-term revenue expectations, primarily by reducing headcount. The 2008 restructuring plan was substantially complete by the end of fiscal 2008. From the period beginning with the third quarter of fiscal 2008 through the third quarter of fiscal 2009, the aggregate expense under the 2008 restructuring plan was $4.0 million.

During the third quarter of fiscal 2007, the Company approved and initiated a restructuring plan (“2007 restructuring plan”) to lower operating expenses primarily by reducing headcount. This plan encompassed a reduction in work force, a voluntary separation program for certain employees and the closure of certain leased facilities. The 2007 restructuring plan was substantially complete by the end of fiscal 2008. From the period beginning with the third quarter of fiscal 2007 through the third quarter of fiscal 2009, the aggregate expense under the 2007 restructuring plan was $5.4 million.

At October 3, 2009 the Condensed Consolidated Balance Sheet included $0.4 million related to operating lease commitments accrued as remaining costs under provisions of a restructuring plan initiated and substantially completed during the fourth quarter of 2005 (“2005 restructuring plan”) to reduce operating expenses. From the period beginning with the fourth quarter of fiscal 2005 through the third quarter of fiscal 2009, the aggregate expense under the 2005 restructuring plan was $11.9 million.

Total Restructuring charges included in our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
2009 Restructuring Plan	$2,571	$—	$2,571	$—

Pre-2009 Restructuring Plans:
Severance and related costs	(28)	3,639	(34)	4,900
Lease loss reserve	1	25	1	1,381
Other	—	218	(34)	249

	$2,544	$3,882	$2,504	$6,530

For the third quarter and first nine months of fiscal 2009, a net credit of less than $0.1 million was primarily related to changes in original estimates under the pre-2009 restructuring plans. For the third quarter and first nine months of fiscal 2008, we recorded a net charge of $3.9 million and $6.5 million, respectively, primarily related to severance costs and costs to vacate leased properties under the 2007 and 2008 restructuring plans.

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

Note 11 — Stock-Based Compensation:

Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Line item:
Cost of products sold	$75	$120	$264	$332
Research and development	369	680	1,128	1,939
Selling, general and administrative	569	695	1,971	1,886

	$1,013	$1,495	$3,363	$4,157

On December 22, 2008, the Company’s Board of Directors approved an offer to exchange stock options to purchase up to an aggregate of 7,875,084 shares of the Company’s common stock that were previously granted with an exercise price equal to or greater than $3.91 under the Company’s 1996 Stock Incentive Plan (the “1996 Plan”) and the Company’s 2001 Stock Plan (the “2001 Plan”), for new options issuable under the 1996 Plan or new restricted stock units issuable under the 2001 Plan. The offer was not extended to the Company’s executive officers, members of the board of directors or employees based outside the United States. The offer expired on February 3, 2009 at which time the exchange was consummated. Approximately 300 eligible option holders elected to participate in the exchange and the Company accepted for cancellation options to purchase an aggregate of 3,571,228 shares of the Company’s common stock under the 1996 Plan and options to purchase an aggregate of 2,493,826 shares under the 2001 Plan. Subject to the terms and conditions of the exchange offer, the Company granted new options to purchase up to an aggregate of 727,537 shares of the Company’s common stock under the 1996 Plan and 227,412 restricted stock units under the 2001 Plan. The stock-based compensation expense impact for the exchange was approximately $0.4 million and is being amortized over four years from the date of exchange.

Note 12 — Legal Matters:

On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (“John”) against Lattice Semiconductor Corporation in the U.S. District Court for the Eastern District of Texas, Marshall Division. John seeks an injunction, unspecified damages, and attorneys’ fees and expenses. The Company filed a request for re-examination of the patent that is the subject of a lawsuit by the United States Patent and Trademark Office (“PTO”), which was granted by the PTO, and the re-examination is in progress. The litigation has been stayed pending the results of the re-examination. Neither the likelihood nor the amount of any potential exposure to the Company can be estimated at this time.

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

Note 13 — Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 3, 2009		September 27, 2008		October 3, 2009		September 27, 2008
United States:	$6,108	12%	$9,877	17%	$21,164	15%	$28,794	17%
Export revenue:
Asia Pacific (primarily China and Taiwan)	27,551	56	27,171	47	77,184	56	77,068	44
Europe	8,414	17	11,473	20	25,135	18	35,930	21
Japan	5,673	12	7,170	13	11,547	8	23,927	14
Other Americas	1,351	3	1,919	3	4,303	3	6,574	4

Total export revenue	42,989	88	47,733	83	118,169	85	143,499	83

Total revenue	$49,097	100%	$57,610	100%	$139,333	100%	$172,293	100%

Our five largest customers make up a significant portion of our total revenue. In the first nine months of fiscal 2009 and fiscal 2008, revenue attributable to two large telecommunications equipment providers, one of which was supported through one of our distributors, accounted for approximately 20% and 10% of total revenue, respectively. More than 90% of our property and equipment is located in the United States.

Note 14 — Subsequent Events:

On October 15, 2009, the Company received $30.0 million plus accrued interest from Fujitsu, pursuant to the letter agreement as described in Note 7.

The Company has evaluated the impact of subsequent events through November 5, 2009, the date on which the financial statements were issued, and has determined that all subsequent events have been appropriately reflected in the accompanying financial statements.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the presentation of a company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the nine months ended October 3, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory and deferred income taxes and liabilities, such as accrued liabilities (including restructuring charges), income taxes and deferred income and allowances on sales to certain distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Our most critical estimate relates to auction rate securities, and the estimates of fair value of these securities made in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) No. 820, “Fair Value Measurements and Disclosures.” Actual results could differ from these estimates.

Recent Accounting Guidance

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. This guidance amends the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company does not expect the application of the new guidance to have a material impact on the Company’s Condensed Consolidated Financial Statements.

Results of Operations

Revenue

Key elements of our Condensed Consolidated Statements of Operations (dollars in thousands) were as follows:

	Three Months Ended				Nine Months Ended
	October 3, 2009		September 27, 2008		October 3, 2009		September 27, 2008
Revenue	$49,097	100.0%	$57,610	100.0%	$139,333	100.0%	$172,293	100.0%
Gross margin	26,619	54.2	31,117	54.0	73,883	53.0	95,089	55.2
Research and development	14,789	30.1	17,534	30.4	43,491	31.2	53,139	30.8
Selling, general and administrative	12,739	25.9	14,547	25.3	39,255	28.1	44,741	26.0
Amortization of intangible assets	—	—	1,369	2.4	228	0.2	4,218	2.5
Restructuring	2,544	5.2	3,882	6.7	2,504	1.8	6,530	3.8

Loss from operations	$(3,453)	(7.0)%	$(6,215)	(10.8)%	$(11,595)	(8.3)%	$(13,539)	(7.9)%

Revenue in the three and nine months ended October 3, 2009 decreased to $49.1 million and $139.3 million, respectively, compared to $57.6 million and $172.3 million in the three and nine months ended September 27, 2008.

We experienced a sequential increase in revenue of 5% during the third quarter of fiscal 2009, when compared to the second quarter of fiscal 2009, primarily as a result of an increase in sales in the computing end-market sector partially offset by a decrease in sales as a result of a pause in the China 3G telecommunications network build-out.

In April 2009, we notified two of our distributors in Taiwan and China of our intention to terminate the distribution agreements between the Company and those distributors, effective June 6, 2009. This action was taken in connection with the transition of our distribution channels in the Asia Pacific region, from a sell-in to a sell-through distribution model. One of the distributors represented approximately 10% of the Company’s revenue in each of the fiscal 2008 and 2007 years. Additionally, we converted in-place selected distributors in the Asia Pacific region and Europe from a sell-in to a sell-through model, effective for the beginning of the fourth quarter of fiscal 2009. As a result, revenue was lower in the third quarter of fiscal 2009 by an estimated $2.0 million and is expected to be lower in the fourth quarter of fiscal 2009 by approximately $1.0 million compared to forecasted revenue in the respective quarters had we not embarked on this conversion. We rely on our channel partners to sell our products to end users. The sell-in distribution model allows the Company to recognize revenue upon shipment to the distributor. The sell-through distribution model is an arrangement that does not include firm prices and includes right of return conditions, and thus revenue is recognized upon resale by the sell-through distributor. Our future revenue from our distribution network in the Asia Pacific and European regions is partially dependent on our ability to manage this transition.

Revenue by Product Line

FPGA revenue decreased in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 due to a decrease in units sold partially offset by an increase in average selling price. FPGA revenue increased in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 due to an increase in units sold partially offset by a decrease in average selling price. PLD revenue decreased in the third quarter and first nine months of fiscal 2009, when compared to the third quarter and first nine months of fiscal 2008, respectively, due to a decline in units sold partially offset by an increase in average selling prices.

The composition of our revenue by product line for the third quarter and first nine months of fiscal 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 3, 2009		September 27, 2008		October 3, 2009		September 27, 2008
FPGA	$15,201	31%	$16,453	29%	$47,920	34%	$43,528	25%
PLD	33,896	69	41,157	71	91,413	66	128,765	75

Total revenue	$49,097	100%	$57,610	100%	$139,333	100%	$172,293	100%

Revenue by End Market

The communications end market accounted for approximately 54% of our revenue for the quarters ended October 3, 2009 and September 27, 2008. We continued to support the China 3G telecommunications network build-out in the quarter ended October 3, 2009, primarily with products sold to two large telecommunications equipment providers, one of which was through one of our distributors. We expect that a significant portion of our revenue will continue to be dependent on the health of the communications end market. The computing end market accounted for 17% of revenue for the quarter ended October 3, 2009 compared to 11% in the same period last year. This was primarily due to strength in the server market.

The composition of our revenue by end market for the third quarter and first nine months of fiscal 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 3, 2009		September 27, 2008		October 3, 2009		September 27, 2008
Communications	$26,670	54%	$31,361	54%	$80,436	58%	$92,377	54%
Industrial and other	8,212	17	12,185	21	24,177	17	39,130	23
Computing	8,349	17	6,269	11	17,757	13	21,375	12
Consumer and automotive	5,866	12	7,795	14	16,963	12	19,411	11

Total revenue	$49,097	100%	$57,610	100%	$139,333	100%	$172,293	100%

Revenue by Product Classification

Revenue for New products increased 15% and 41% for the third quarter and first nine months of fiscal 2009, respectively, compared to the third quarter and first nine months of fiscal 2008, as a result of increased unit sales. Revenue for Mainstream products decreased 25% and 34% for the third quarter and first nine months of fiscal 2009, respectively, compared to the third quarter and first nine months of fiscal 2008 and Mature product revenue decreased 33% and 45% for the third quarter and first nine months of fiscal 2009, respectively, compared to the third quarter and first nine months of fiscal 2008, primarily due to lower demand associated with the current weak economic conditions.

The composition of our revenue by product classification for the third quarter and first nine months of fiscal 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 3, 2009		September 27, 2008		October 3, 2009		September 27, 2008
New *	$20,220	41%	$17,511	30%	$57,855	42%	$41,032	24%
Mainstream *	18,740	38	24,968	43	53,603	38	80,770	47
Mature *	10,137	21	15,131	27	27,875	20	50,491	29

Total revenue	$49,097	100%	$57,610	100%	$139,333	100%	$172,293	100%

*	Product Classification:

New:	LatticeECP3, LatticeXP2, LatticeSC, LatticeECP2/M, LatticeECP, LatticeXP, MachXO, Power Manager1/2, ispClock1/2, ispMACH 4000ZE

Mainstream:	FPSC, ispXPLD, ispGDX2, ispMACH 4/LV, ispGDX/V, ispMACH 4000/Z, ispXPGA, Software and IP

Mature:	ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-Volt CPLDs, all SPLDs

Revenue by Geography

Export revenue as a percentage of total revenue was 88% and 85% for the third quarter and first nine months of fiscal 2009, respectively, compared to 83% for both the third quarter and first nine months of fiscal 2008. Export revenue as a percentage of overall revenue increased primarily due to the on-going shift of manufacturing operations to Asia. We believe the export market to Asia will remain the primary source of our revenue due to more favorable business conditions in Asia and a continuing trend towards outsourcing of manufacturing by North American and European customers to Asia. We allocate revenue by geography by our ship-to location which may not represent the final consumption of our products by the ultimate end customer.

The composition of our revenue by geographic location of our direct and indirect customers is as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 3, 2009		September 27, 2008		October 3, 2009		September 27, 2008
United States:	$6,108	12%	$9,877	17%	$21,164	15%	$28,794	17%
Export revenue:
Asia Pacific (primarily China and Taiwan)	27,551	56	27,171	47	77,184	56	77,068	44
Europe	8,414	17	11,473	20	25,135	18	35,930	21
Japan	5,673	12	7,170	13	11,547	8	23,927	14
Other Americas	1,351	3	1,919	3	4,303	3	6,574	4

Total export revenue	42,989	88	47,733	83	118,169	85	143,499	83

Total revenue	$49,097	100%	$57,610	100%	$139,333	100%	$172,293	100%

Our five largest customers make up a significant portion of our total revenue. In the first nine months of fiscal 2009 and fiscal 2008, revenue attributable to two large telecommunications equipment providers, one of which was supported through one of our distributors, accounted for approximately 20% and 10% of revenue, respectively. More than 90% of our property and equipment is located in the United States.

Gross Margin and Operating Expenses

Our gross margin percentage was 54.2% and 53.0% in the third quarter and first nine months of fiscal 2009, respectively, compared to 54.0% and 55.2% in the third quarter and first nine months of fiscal 2008, respectively. Our gross margin in the quarter ended October 3, 2009 was flat compared to the quarter ended September 27, 2008. Our gross margin in the nine months ended October 3, 2009 declined compared to the nine months ended September 27, 2008 primarily due to the revenue growth of New products which typically carry an initial lower gross margin than our other product categories and lower production levels during the first three quarters of fiscal 2009, which resulted in a charge to cost of sales for underabsorbed overhead costs.

Research and development expense was $14.8 million and $43.5 million in the third quarter and first nine months of fiscal 2009, respectively, compared to $17.5 million and $53.1 million in the third quarter and first nine months of fiscal 2008, respectively. Research and development expenses consist primarily of personnel, masks, engineering wafers, third-party design automation software, assembly tooling and qualification expenses. The decrease in fiscal 2009 compared to fiscal 2008 was primarily a result of a decrease in labor costs due to headcount reductions related to the restructuring plans implemented in the third quarter of fiscal 2008 and the third quarter of 2009. Our aforementioned restructuring efforts allow us to centralize our resources to support our product development strategy. We believe that a market-based commitment to research and development is essential in order to maintain product leadership and provide innovative and value-based new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies, such as 65nm, mask and engineering wafer costs are becoming increasingly more expensive and will, therefore, increasingly represent a greater proportion of total research and development expenses.

Selling, general and administrative expense was $12.7 million and $39.3 million in the third quarter and first nine months of fiscal 2009, respectively, compared to $14.5 million and $44.7 million in the third quarter and first nine months of fiscal 2008, respectively. The decrease in fiscal 2009 compared to fiscal 2008 was primarily a result of a decrease in labor costs due to a headcount reduction related to the 2009 restructuring plan, and to a lesser extent, lower selling related costs due to lower revenue.

Amortization of intangible assets was $0.2 million in the first nine months of fiscal 2009 compared to $1.4 million and $4.2 million for the third quarter and first nine months of fiscal 2008, respectively. Intangible assets related to the acquisition of the FPGA business of Agere Systems, Inc. on January 18, 2002, became fully amortized during the first quarter of fiscal 2009.

Restructuring activity relates to the restructuring plans implemented during the fourth quarter of fiscal 2005, the third quarter of fiscal 2007 (“2007 restructuring plan”), the third quarter of fiscal 2008 (“2008 restructuring plan”) and the third quarter of fiscal 2009 (“2009 restructuring plan”). Included in our Condensed Consolidated Statements of Operations and reported as Restructuring for both the third quarter and first nine months of fiscal 2009 is a net charge of $2.5 million which consists primarily of severance and related costs and costs to vacate a portion of leased space in San Jose, California under the 2009 restructuring plan. Included in our Condensed Consolidated Statements of Operations and reported as Restructuring for the third quarter and first nine months of fiscal 2008, is a net charge of $3.9 million and $6.5 million, respectively. The amount through the first nine months of fiscal 2008 consists primarily of $3.8 million in severance and related costs and costs to vacate leased properties under the 2008 restructuring plan. Remaining charges for that period relate primarily to the 2007 restructuring plan of which $1.4 million related to future lease payments associated with a vacated facility in San Jose, California and $1.3 million related to severance costs.

The 2009 restructuring plan is expected to be substantially completed in the fourth quarter of fiscal 2009.

Other expense, net

The following table summarizes the activity in Other expense, net:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Interest income	$296	$863	$1,025	$3,323
Other-than-temporary impairment of long-term marketable securities	(1,067)	(1,419)	(2,267)	(11,764)
(Loss) gain on sale of marketable securities	(6)	—	163	—
Loss on sale of UMC investment	—	(233)	—	(233)
Impairment of UMC investment	—	—	—	(992)
Gain (loss) on value of deferred compensation assets	199	(144)	203	(342)
Other, net	42	(66)	17	(178)

	$(536)	$(999)	$(859)	$(10,186)

The impairment charge to Long-term marketable securities was recorded due to the continued decline in fair value related to the holdings in auction rate securities that are considered illiquid.

The decrease in interest income is the result of lower interest rates for invested balances in Marketable securities for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 and for the nine months ended October 3, 2009 compared to the nine months ended September 27, 2008.

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

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash) (in thousands):

	Nine Months Ended
	October 3, 2009	September 27, 2008
Net cash provided by operating activities	$53,744	$24,568
Net cash provided by investing activities	8,939	29,519
Net cash used in financing activities	(1,287)	(39,850)

Net increase in cash and cash equivalents	$61,396	$14,237

Operating Activities

Net cash provided by operating activities increased by $29.1 million in the first nine months of fiscal 2009, compared to the first nine months of fiscal 2008, primarily as a result of an increase in cash flow from the decline in net loss, an increase in accounts payable and accrued payroll and the net repayment and usage of our Fujitsu Limited (Fujitsu) advance credits of $30.4 million, partially offset by an increase in accounts receivable and a reduction of other liabilities.

Investing Activities

Net cash provided by investing activities decreased by $20.6 million in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The decrease was primarily due to a reduction in the amounts invested in short-term securities in fiscal 2008 that had been transferred to cash and cash equivalents by the end of the third quarter of fiscal 2009.

Financing Activities

Net cash used in financing activities decreased by $38.6 million for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 primarily due to the extinguishment of $40.0 million in Zero Coupon Convertible Subordinated Notes in fiscal 2008.

Liquidity

As of October 3, 2009, our principal source of liquidity was $115.1 million of Cash and cash equivalents, which were approximately $49.2 million more than the balance of $65.9 million at January 3, 2009. Working capital increased to $193.6 million at October 3, 2009 from $182.5 million at January 3, 2009.

Under the terms of a letter agreement between the Company and Fujitsu, Fujitsu agreed to repay in cash to the Company $30.0 million (recorded as Other receivable in the Condensed Consolidated Balance Sheets), plus interest, which was received on October 15, 2009. In addition, we expect to receive the remaining advance of approximately $18.0 million in the form of advance credits by the end of the second quarter of the Company’s fiscal 2010.

We believe that our existing liquid resources and cash expected to be generated from future operations, combined with a receivable for advance payments from Fujitsu, will be adequate to meet our operating and capital requirements and obligations for at least the next twelve months.

At October 3, 2009 and January 3, 2009, the Company held auction rate securities with a par value of $38.2 million and $39.2 million, respectively. For the quarter ended October 3, 2009, the Company had three partial redemptions at par value of auction rate securities for a total value of $0.1 million. The Company intends to sell its auction rate securities as markets for these securities resume or offers become available. At October 3, 2009, due to continued multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company had an estimated fair value of $17.7 million and are classified as Long-term marketable securities.

Long-term marketable securities with a par value of $15.8 million are exposed to risks associated with student loan asset-backed notes. Such notes are insured by the federal government or guaranteed by the Federal Family Education Loan Program (“FFELP”). Long-term marketable securities with a par value of $14.0 million are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, long-term marketable securities with a par value of $8.3 million were replaced on December 3, 2008 by auction market preferred shares issued by Ambac Assurance Corporation (“AMBAC”), as a result of AMBAC exercising their put option feature provided in this security. Beginning August 1, 2009, AMBAC discontinued paying monthly dividends on its outstanding auction market preferred shares, which reduced our Other expense, net, by less than $0.1 million per quarter.

While the auctions for auction rate securities had historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007). These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheets. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings on some of the securities, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded additional impairment charges of $1.1 million and $2.3 million to Other expense, net, for the three and nine months ended October 3, 2009, respectively, primarily to our corporate auction rate securities. When we liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

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

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations outside of the ordinary course of business in the first nine months of fiscal 2009 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009.

Off-Balance Sheet Arrangements

As of October 3, 2009 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 3, 2009, the Company had investments in auction rate securities. Due to liquidity issues in global credit and capital market conditions, these auction rate securities have experienced multiple failed auctions. We have recorded an impairment charge to Other expense, net to reflect our estimate of the fair value of these instruments as other-than-temporary. For a complete discussion on auction rate securities, see Notes 3 and 4 to the Company’s Condensed Consolidated Financial Statements.

We have international subsidiary and branch operations. Additionally, we sell products to Japanese customers denominated in yen. We are therefore subject to foreign currency exchange rate exposure. To minimize foreign exchange risk related to yen-based net assets on our Condensed Consolidated Balance Sheets, we use currency hedging. No hedges were outstanding at October 3, 2009.

Under the Company’s current investment policy, we are not permitted to purchase foreign currency denominated investments, special vehicle investments subject to auction or other non-open market based mechanisms (including auction rate securities and derivative-type securities) or equity investments, unless approved by the Board of Directors.

Except for the above, there have been no material changes to the quantitative and qualitative disclosures about market risk reported in our Annual Report on Form 10-K for the year ended January 3, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended October 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth above under Note 12 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

The risk factors included herein reflect any material changes to and supersede the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended January 3, 2009. The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

The majority of our revenue (approximately 54% during the third quarter of fiscal 2009) is derived from customers participating in the telecommunications equipment end market. In addition, during the first nine months of fiscal 2009, the Company participated in the China 3G telecommunications network build-out by selling products used by two large telecommunication equipment providers which accounted for 20% of our aggregate revenue during that period. In the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. Any deterioration in this end market or any reduction in technology capital spending in connection with this network build-out could lead to a reduction in demand for our products and could adversely affect our revenue and results of operations.

Our entire long-term marketable securities portfolio is invested in auction rate securities, which at the time of purchase were investment grade and acquired within the guidelines of our then current investment policy. Subsequent to purchase, these auction rate securities were the subject of multiple failed auctions, which adversely affected their liquidity. If auction rate securities continue to experience unsuccessful auctions, or if the credit rating of the auction rate security, auction rate security issuer, the third-party insurer of such investments, the issuers of the investments underlying the securities or credit default swaps deteriorate, we may in the future be required to adjust the carrying value of the auction rate security through impairment charges, and any of these events could have a materially detrimental effect on our liquidity and results of operations.

At October 3, 2009 and January 3, 2009, the Company held auction rate securities with a par value of $38.2 million and $39.2 million, respectively. For the quarter ended October 3, 2009, the Company had three partial redemptions at par value of auction rate securities for a total value of $0.1 million. The Company intends to sell its auction rate securities as markets for these securities resume or offers become available. At October 3, 2009, due to continued multiple failed auctions and a determination of illiquidity, the $38.2 million par value of auction rate securities held by the Company had an estimated fair value of $17.7 million and are classified as Long-term marketable securities.

Long-term marketable securities with a par value of $15.8 million are exposed to risks associated with student loan asset-backed notes. Such notes are insured by the federal government or guaranteed by the Federal Family Education Loan Program (“FFELP”). Long-term marketable securities with a par value of $14.0 million are exposed to risks associated with the sale of credit default swaps, pursuant to which the assets underlying the auction rate securities are exposed to claims in the event of default of certain debt instruments owned by third parties. In addition, long-term marketable securities with a par value of $8.3 million were replaced on December 3, 2008 by auction market preferred shares issued by Ambac Assurance Corporation (“AMBAC”), as a result of AMBAC exercising their put option feature provided in this security. Beginning August 1, 2009, AMBAC discontinued paying monthly dividends on its outstanding auction market preferred shares, which reduced our Other expense, net, by less than $0.1 million per quarter.

While the auctions for auction rate securities had historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007). These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheets. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings on some of the securities, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded additional impairment charges of $1.1 million and $2.3 million to Other expense, net, for the three and nine months ended October 3, 2009, respectively, primarily to our corporate auction rate securities. When we liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

The transition of our distribution network, including a select number of distributors from a sell-in to a sell-through business model, in various regions including Asia Pacific and Europe may encounter unforeseen events adversely affecting our revenue.

In April 2009, we notified two of our distributors in Taiwan and China of our intention to terminate the distribution agreements between the Company and those distributors, effective June 6, 2009. This action was taken in connection with the transition of our distribution channels in the Asia Pacific region, from a sell-in to a sell-through distribution model. One of the distributors represented approximately 10% of the Company’s revenue in each of the fiscal 2008 and 2007 years. Additionally, we converted in-place selected distributors in the Asia Pacific region and Europe from a sell-in to a sell-through model, effective for the beginning of the fourth quarter of fiscal 2009. As a result, revenue was lower in the third quarter of fiscal 2009 by an estimated $2.0 million and is expected to be lower in the fourth quarter of fiscal 2009 by approximately $1.0 million compared to forecasted revenue in the respective quarters had we not embarked on this conversion. We rely on our channel partners to sell our products to end users. The sell-in distribution model allows the Company to recognize revenue upon shipment to the distributor. The sell-through distribution model is an arrangement that does not include firm prices and includes right of return conditions, and thus revenue is recognized upon resale by the sell-through distributor. If we are not successful in the transition to our new distribution partners, or our new distribution partners are not as successful as our former distribution partners, it could have a materially detrimental effect on our financial results.

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

We have initiated the movement of the majority of our inventory to a third party contractor with a logistics facility in Singapore. This re-organization of our supply chain is expected to reduce costs and improve our ability to service our customers because our largest suppliers and our largest markets are in Asia. If we are not successful in managing this transition or if our warehouse partner is unable to provide efficient and timely services, our customers may experience disruptions in the supply of our parts and we may experience a loss of business or an increase in the cost and complexity of inventory control which could harm our operating results.

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

Unforeseen events related to the global economic conditions and uncertainty could adversely affect our ability to utilize the remaining advance credits from Fujitsu.

As of October 3, 2009, we had Fujitsu related accounts that aggregate $48.0 million, of which $30.0 million was recorded as an Other receivable and was received on October 15, 2009. The final repayment is to be made after commencement of Fujitsu’s first fiscal quarter in 2010 and will equal $18.0 million less the amounts of wafer credits or other services (including engineering mask set charges) provided by Fujitsu to the Company between October 3, 2009 and the date of final repayment. The repayment obligation of Fujitsu is unsecured. If unforeseen events related to the global economic conditions and uncertainties adversely affect Fujitsu, we may have to adjust the carrying value of these accounts and it could have a materially detrimental effect on our results of operations.

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

Historically, the semiconductor industry has experienced periodic downturns of varying degrees of severity and duration. Typically, after such downturns, semiconductor industry conditions improve, although such improvements may not be significant or sustainable. Increased demand for semiconductor industry products may not proportionately increase demand for programmable logic products in general, or our products in particular. Even if demand for our products increases, average selling prices for our products may not increase, and could decline. Whenever adverse semiconductor industry conditions or other similar conditions exist, there is likely to be an adverse effect on our operating results.

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

We do not manufacture any of our products, and most of them, including all of our newest products, are manufactured by a sole source. Currently, our silicon wafers are manufactured by Fujitsu in Japan, Seiko Epson Corporation in Japan, United Microelectronics Corporation in Taiwan and Chartered Semiconductor in Singapore. If any of our current or future foundry partners significantly interrupts or reduces our wafer supply, our operating results could be harmed.

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

We do not assemble our finished products or perform all testing of our products. Currently, our finished products are assembled and may be tested by independent contractors in Indonesia, Japan, Malaysia, the Philippines, Singapore and South Korea or elsewhere in Asia. If any of our current or future assembly or test contractors significantly interrupts or reduces our supply of assembled and tested devices, our operating results could be harmed.

In the past, we have experienced delays in obtaining assembled and tested products and in securing assembly and test capacity commitments from our suppliers. At present, we anticipate that our assembly and test capacity commitments are adequate; however, these existing commitments may not be sufficient for us to satisfy customer demand in future periods. Additionally, notwithstanding our assembly and test capacity commitments, we may still have difficulty in obtaining deliveries of finished products consistent with the capacity commitments. We negotiate assembly and test prices and capacity commitments from our contractors on a periodic basis. If any of our assembly or test contractors were to reduce its capacity commitment or increase its prices, and we cannot find alternative sources, our operating results could be harmed.

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

Historically, the price of our common stock has at times experienced rapid and severe price fluctuations that have left investors little time to react. The price of our common stock may continue to fluctuate greatly in the future due to a variety of company specific factors, including:

•	quarter-to-quarter variations in our operating results;

•	shortfalls in revenue or earnings from levels expected by securities analysts and investors;

•	announcements of technological innovations or new products by other companies;

•	any adverse consequences that could arise if our stock price declines below $1.00 per share, including de-listing or other consequences; and

•	any developments that adversely impact investors’ or customers’ perceptions of our business or prospects.

Our intraday stock price has ranged from a low of $1.66 per share to a high of $2.71 per share for the quarter ended October 3, 2009.

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

The semiconductor industry is intensely competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing and sales resources. The current level of competition in the programmable logic market is high and may increase in the future. We currently compete directly with companies that have licensed our technology or have developed similar products. We also compete indirectly with numerous semiconductor companies that offer products based on alternative technological solutions. These direct and indirect competitors are established multinational semiconductor companies as well as emerging companies. If we are unable to compete successfully in this environment, our future results will be adversely affected.

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

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have and will continue to incur significant expenses and devote management resources to Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock.

If we are unable to adequately protect our intellectual property rights, our financial results and competitive position may suffer.

Our success depends in part on our proprietary technology. However, we may fail to adequately protect this technology. As a result, our competitive position may be harmed or we may face significant expense to protect or enforce our intellectual property rights.

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

Our industry is characterized by frequent claims regarding patents and other intellectual property rights of others. We have been, and from time to time expect to be, notified of claims that we are infringing upon the intellectual property rights of others. If any third party makes a valid claim against us, we could face significant liability and could be required to make material changes to our products and processes. In response to any claims of infringement, we may seek licenses under patents that we are alleged to be infringing; however, we may not be able to obtain a license on favorable terms, or at all, which could have an adverse effect on our operating results.

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

2(c) Issuer Purchases of Equity Securities

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

Repurchases during the six months ended July 4, 2009 of approximately 263,000 shares were settled for $0.3 million and were all open market transactions. There were no repurchases during the three months ended October 3, 2009.

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

Date: November 5, 2009