Form 10-K
period 2010-01-02
LATTICE SEMICONDUCTOR CORP
filed 2010-03-10
CIK 855658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 2, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of July 2, 2009	$110,653,474
Number of shares of common stock outstanding as of March 5, 2010	115,679,202

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2010 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

LATTICE SEMICONDUCTOR CORPORATION

FORM 10-K

ANNUAL REPORT

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about our plan to continue to enhance and expand the capability of our software development suite, our belief that revenue will increase in the first half of 2010, our plan to continue new products development and products enhancement, our plan to restructure our operations and distribution channels, our belief that we have sustainable and differentiated positions in high-growth market niches, our belief in the value of our patents, our expectation to make significant future investments in research and development, and our expectation that the communication market in Asia is showing a better than expected revenue trend.

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, the concentration of our sales in the communications equipment end market, particularly as it relates to the concentration of our sales in the Asia Pacific region, market acceptance and demand for our new products, the effect of the downturn in the economy on capital markets and credit markets, the impact of competitive products and pricing, unanticipated taxation requirements, unexpected impacts of recent accounting guidance and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), including but not limited to, the items discussed in “Risk Factors” in Item 1A of Part I of this Report. You should not unduly rely on forward-looking statements because our actual results could differ materially from those expressed in any forward-looking statements made by us. In addition, any forward-looking statement applies only as of the date on which it is made. We are not required to, and undertake no obligation to, update any forward-looking statements to reflect events or circumstances that occur after the date on which such statements are made or to reflect the occurrence of unanticipated events.

PART I

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

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2009, 2007, 2006 and 2005 were 52-week years and ended January 2, 2010, December 29, 2007, December 30, 2006 and December 31, 2005, respectively. Our fiscal 2008 was a 53-week year and ended on January 3, 2009. Our fiscal 2010 will be a 52-week year and will end on January 1, 2011. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

Programmable Logic Market Background

Three principal types of digital integrated circuits are used in most electronic systems: microprocessors, memory and logic. Microprocessors are used for control and computing tasks, memory is used to store programming instructions and data, and logic is employed to manage the interchange and manipulation of digital signals within a system.

Logic circuits are found in a wide range of today’s digital electronic equipment including communications, computing, consumer, industrial, automotive, medical, and military systems. The logic market encompasses general purpose logic semiconductor products, which include programmable logic devices, and application-specific semiconductor products, which include application-specific integrated circuits (“ASICs”) (custom devices for a single user) and application-specific standard products (“ASSPs”) (standardized logic devices marketed to multiple users). According to research firm iSuppli1, the general purpose logic and application-specific semiconductor product categories combined accounted for approximately 40% of the estimated $227 billion worldwide semiconductor market in 2009.

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

According to iSuppli2, the programmable logic market was approximately $3.2 billion in 2009. Within this market, there are two main segments; field programmable gate arrays (“FPGA”) and programmable logic devices (“PLD”), each representing a distinct silicon architectural approach to programmable logic. In 2009, FPGA was a $2.7 billion market2 while PLD was a $0.5 billion market.2 Products based on the two alternative programmable

[1]	iSuppli, “Competitive Landscaping Tool—Q4 2009,” Nov. 20, 2009
[2]	iSuppli, “Core Silicon Market Tracker & Component AMFT—Q4 2009,” Jan. 10, 2010

logic architectures are generally best suited for different types of logic functions, although many logic functions can be implemented using either architecture. FPGAs are characterized by a narrow-input logic cell and use a distributed interconnect scheme. FPGAs may also contain dedicated blocks of fixed circuits such as memory, high-speed input/output interfaces or processors. PLDs are traditionally characterized by a regular building block structure of wide-input logic cells, called macrocells, and use a centralized logic interconnect scheme. Hybrid PLDs, that combine PLD and analog features, are emerging. Although FPGAs and PLDs are typically suited for use in distinct types of logic applications, we believe that a substantial portion of programmable logic customers utilize both FPGA and PLD products.

Lattice Products

Lattice actively participates in both the FPGA and PLD segments. We strive to meet our customers’ needs by offering innovative and differentiated solutions that include not only silicon devices, but also design tools and intellectual property. A brief overview of our key products follows.

FPGA Products

In 2002 we entered the FPGA market as a result of our acquisition of the FPGA business of Agere Systems, Inc. During fiscal 2009, 33% of our revenue was derived from FPGA products, compared to 26% in 2008 and 23% in 2007. In the future, we plan to introduce new FPGA families in high-growth market niches where we believe that we have sustainable and differentiated positions.

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

LatticeXP Non-Volatile FPGAs

Unlike traditional FPGAs that require an external device to load its application program, Lattice’s two generations of the non-volatile LatticeXP FPGA family embed a Flash memory block on-chip to store the program. This on-chip program memory offers customers several unique benefits. First, as a single chip solution it enables customers to reduce their board size. Second, without the comparatively long time delay caused by loading a program externally, a customer’s equipment can start up much more quickly. Finally, because the program is stored on-chip, a customer’s IP is more secure from theft. While broadly used across many market segments, we believe that the single-chip, instant-on, and high-security provided by the LatticeXP FPGA family make it particularly attractive for the security, surveillance, and display markets.

Both generations of the LatticeXP family are manufactured using embedded Flash processes co-developed with our foundry partner Fujitsu. The use of embedded Flash for the non-volatile memory enables the LatticeXP family to be re-programmable.

LatticeSC System Level FPGAs

The LatticeSC family combines a high performance FPGA fabric with many advanced features to meet the needs of high-speed communication system designs. These features include high-speed serial communication channels, large memories, and high-speed input/output (“I/O”). For low cost system level integration, the LatticeSC family offers structured ASIC blocks with a variety of pre-engineered intellectual property cores.

The key features of our selected FPGA families are described in the table below:

FPGA Family	Year Introduced	Process Technology (nm)	Operating Voltage	Logic (K LUTs)	SERDES Channels	Max RAM (Mb)	I/O Pins (#)
LatticeECP3™	2009	65	1.2	17-149	4-16	7.2	133-586
LatticeXP2™	2007	90	1.2	5-40	—	1.0	86-540
LatticeSC™	2006	90	1.0/1.2	15-115	4-32	9.6	139-942

PLD Products

During fiscal 2009, 67% of our revenue was derived from PLD products, compared to 74% in fiscal 2008 and 77% in fiscal 2007. Currently, we offer the industry’s broadest line of PLDs based on our numerous families of ispLSI®, ispMACH® and GAL® products.

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

MachXO PLDs

The MachXO family of versatile non-volatile reconfigurable PLDs is designed for applications traditionally implemented using CPLDs or low-capacity FPGAs. Widely adopted in a broad range of high value, cost sensitive applications that require general purpose I/O expansion, interface bridging and power-up management functions, MachXO PLDs offer the benefits of increased system integration by providing embedded memory, built-in Phase-locked Loops, high performance Low-voltage Differential Signaling (“LVDS”) I/O, remote field upgrade and a low power sleep mode, all in a single-device.

Designed for a broad range of low density applications, the MachXO PLD family is used in a variety of end markets including consumer, communications, computing, industrial and medical.

Power Manager and ispClock Programmable Mixed Signal Devices

As customer equipment grows more complex, their power and clocking problems also become more complex. Our Power Manager and ispClock™ families feature a combination of programmable logic and programmable analog circuitry that allows system designers to reduce system cost and design time by quickly and easily integrating a wide variety of power or clock management functions within a single integrated circuit. These products can replace numerous discrete components, reducing cost and conserving board space, while providing customers with additional design flexibility and time-to-market benefits. The accuracy of our Power Manager products enables more reliable system performance for our customers.

The key features of our selected PLD families are described in the table below:

PLD Family	Year Introduced	Process Technology (nm)	Operating Voltage	Logic (Macrocells)	I/O Pins (#)
ispMACH 4000ZE	2008	180	1.8	32-256	32-108
MachXO™	2005	130	3.3/2.5/1.8/1.2	128-1,140	73-271
ispMACH 4000Z	2003	180	1.8	32-256	32-128

Note: MachXO implements logic using look-up tables. The figures shown are the macrocell equivalents.

Software Development Tools and Intellectual Property Cores

Our products are supported by the ispLEVER® software development tool suite and PAC-Designer® software. Supporting Windows, UNIX and LINUX platforms, ispLEVER® software allows our customers to enter, verify and synthesize a design, perform logic simulation and timing analysis, assign I/O pins, designate critical paths, debug, execute automatic timing-driven place and route tasks, and download a logic and I/O configuration to our devices. Designed to seamlessly integrate with third-party electronic design automation environments, ispLEVER® software provides a front-to-back design flow that leverages a customer’s prior investment in tools offered by Aldec, Altium, Cadence, Mentor Graphics and Synopsys. In the future, we plan to continue to enhance and expand the capability of our software development tool suite.

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

Research and development expenses were $56.1 million in 2009, $68.6 million in 2008 and $83.0 million in 2007. While we expect to continue to make significant future investments in research and development, we streamlined and consolidated our research and development process in the third quarter of 2008, the impact of which is reflected in Restructuring charges. During the third and fourth quarters of 2009, we took steps to better align operating expenses with revenue expectations and in connection with the establishment of our operations center in Singapore which primarily relates to supply chain activities. (See discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

The Company and Fujitsu Limited (“Fujitsu”) have entered into agreements pursuant to which Fujitsu manufactures most of our new products on its 130 nanometer, 90 nanometer and 65 nanometer CMOS process technologies, as well as on 130 nanometer and 90 nanometer technologies with embedded flash memory that we have jointly developed with Fujitsu. Fujitsu is our sole source supplier of wafers for our newest FPGA and PLD products.

In addition, all of our assembly operations and most of our test operations are performed by outside suppliers.

We rely on a third party vendor to provide cost-effective and efficient supply chain services. Among other activities, these outsourced services relate to direct sales logistics, including order fulfillment, inventory management and warehousing, and distribution of inventory to third party distributors. During December 2009, the Company adopted a restructuring plan under which the Company established an operations center in Singapore. The Company will begin to transfer some of its supply chain activities from the Company’s headquarters in Oregon to the new operations center in Singapore in 2010.

We perform certain test operations and reliability and quality assurance processes internally. We have achieved and maintained ISO9001:2000 Quality Management Systems Certification and ISO16949:2002 Quality Systems Certification, and released a full line of PLD products qualified to the AEC-Q100 Reliability Standard.

Wafer Fabrication

We source silicon wafers from our foundry partners, Fujitsu in Japan, Seiko Epson Corporation in Japan, United Microelectronics Corporation in Taiwan and Chartered Semiconductor Manufacturing, Ltd. in Singapore, pursuant to agreements with each company and their respective affiliates. We negotiate wafer volumes, prices and other terms with our foundry partners and their respective affiliates on a periodic basis.

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

We currently offer an extensive list of standard products in lead (Pb) free packaging. Our lead-free products meet the European Parliament Directive entitled “Restrictions on the use of Hazardous Substances.” We offer a relatively small list of leaded products where they are not prohibited. We continually review our suppliers to ensure they meet or exceed our packaging requirements.

Testing

We electrically test the die on each wafer prior to shipment for assembly. Following assembly, prior to customer shipment, each product undergoes final testing and quality assurance procedures. Final testing on certain products is performed by independent contractors in Indonesia, Malaysia, the Philippines, Singapore, South Korea, and at our Oregon facility.

Marketing, Sales and Customers

We sell our products directly to end customers through a network of independent manufacturers’ representatives and indirectly through a network of independent sell-in and sell-through distributors. We also employ a direct sales management and field applications engineering organization to support our end customers and indirect sales resources. Our end customers are primarily original equipment manufacturers in the communications, computing, consumer, industrial, automotive, medical and military end markets.

As of December 2009, we have agreements with 17 manufacturers’ representatives and four primary distributors; Arrow Electronics, Inc. (USA), Avnet Inc. (USA), distributors of the Weikeng Group (Weikeng Industrial Co. Ltd. (Taiwan) and Weikeng International Co. Ltd. (Hong Kong)), and Origin Electronics (a

division of Nu Horizons Electronics Asia Pte. Ltd. (Singapore)). We have also established export sales channels in over 50 foreign countries through a network of over 15 sales representatives and distributors. The majority of our sales are made through distributors.

Orders from our sell-through distributors are initially recorded at published list prices; however, the final price is set at the time of resale and is determined in accordance with a distributor price agreement. In addition, we allow returns from sell-through distributors of unsold products under certain conditions. For these reasons, we do not recognize revenue until products are resold by sell-through distributors to an end customer. Resale of product by sell-through distributors as a percentage of our total revenue was 38%, 33% and 36% in fiscal 2009, 2008 and 2007, respectively. At times we protect our sell-through distributors against reductions in published list prices, and expect to continue this policy in the foreseeable future.

We provide technical and marketing support to our end customers with engineering staff based at our headquarters, product development centers and selected field sales offices. We maintain numerous domestic and international field sales offices in major metropolitan areas.

Export sales as a percentage of our total revenue were 85%, 83% and 81% in fiscal 2009, 2008 and 2007, respectively. Export sales to China accounted for 43%, 28% and 23% of revenue in fiscal 2009, 2008 and 2007, respectively, to Europe accounted for 17%, 21% and 20% of revenue in fiscal 2009, 2008 and 2007, respectively, to Japan accounted for 10%, 14% and 13% of revenue in fiscal 2009, 2008 and 2007, respectively, and to Taiwan accounted for 3%, 9% and 11% of revenue in fiscal 2009, 2008 and 2007, respectively. Both export and domestic sales are denominated in U.S. dollars, with the exception of sales to Japan, where sales to certain customers are denominated in yen. If our export sales decline significantly, there would be a material adverse impact on our business and results of operations.

Four of our largest customers are distributors and have historically made up a significant portion of our total revenue. Revenue attributable to resales of products by Arrow Electronics, Inc. accounted for approximately 9%, 11% and 13% of revenue in fiscal 2009, 2008 and 2007, respectively, and by Avnet, Inc. accounted for approximately 13%, 14% and 15% of revenue in fiscal 2009, 2008 and 2007, respectively. Sales of products to Promaster Technology Corporation accounted for approximately 1%, 10% and 10% of revenue in fiscal 2009, 2008 and 2007, respectively. Sales of products to ASTI Holdings Ltd. accounted for approximately 16%, 7%, and 9% of revenue in fiscal 2009, 2008 and 2007, respectively. No other individual customer accounted for more than 10% of total revenue in any of the fiscal years 2009, 2008 or 2007.

During fiscal 2009 the Company embarked on a program to restructure its distribution channels, primarily in the Asia Pacific region, from a sell-in to a sell-through distribution model. As a result we expect the majority of our revenue in fiscal 2010 to be resale of our products by sell-through distributors. In connection with this program, Lattice terminated our distribution agreement between Lattice and Promaster Technology Corporation on July 2, 2009, between Lattice and Dragon Technology Distribution and FE Global Electronics effective for various territories on February 1 and February 6, 2010, respectively, and between Lattice and other distributors effective on various dates. Dragon Technology Distribution and FE Global Electronics are wholly-owned subsidiaries of ASTI Holdings Ltd.

Seasonality

In most years, we experience some seasonal trends in the sale of our products. Sales of our products are often stronger in the first half of the year and often weaker in the summer months. In addition, December is often a weak month for sales. However, on balance, general economic conditions and the cyclical nature of the semiconductor industry have a greater impact on our business and financial results than seasonal trends.

Backlog

Our backlog of scheduled and released orders at January 2, 2010 was $84.9 million, as compared to $23.6 million at January 3, 2009. This backlog consisted of direct customer and distributor orders (which includes orders to sell-through distributors valued at published list prices) scheduled for delivery within the next 90 days. The increase in backlog is primarily related to improved business conditions and the restructuring of our distribution channel, primarily in the Asia Pacific region, from a sell-in to a sell-through model. Distributor orders accounted for the majority of the backlog in both periods. Direct customer orders may be changed, rescheduled or cancelled under certain circumstances without penalty prior to shipment. Additionally, distributor orders generally may be changed, rescheduled or cancelled without penalty prior to shipment. Furthermore, sell-through distributor orders are valued at list price and subject to price adjustments, so we do not expect to recognize revenue at the order booking price. Revenue associated with sell-through distributor shipments is not recognized until the product is resold to an end customer. Sell-in distributor shipments are not subject to rights of return or price adjustments. Revenue associated with sell-in distributor shipments is recognized upon shipment to the distributor. Typically, a significant amount of our revenue results from orders placed and filled within the same period. Such orders are referred to as “turns orders.” By definition, turns orders are not captured in a backlog measurement made at the beginning of a period. We do not anticipate a significant change in this business pattern. For these reasons, backlog as of any particular date should not be used as a predictor of revenue for any future period.

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

We compete directly with Actel Corporation, Altera Corporation and Xilinx, Inc. We also indirectly compete with other semiconductor companies that provide logic solutions that are not user programmable that offer products based on alternative solutions such as ASIC, ASSP, microcontroller, and DSP technologies. Although to date we have not experienced direct competition from companies located outside the United States, such companies may become a more significant competitive factor in the future. Competition may also increase if other larger semiconductor companies seek to expand into our market. Any such increases in competition could have a material adverse effect on our operating results.

Intellectual Property

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

Patents

We hold numerous domestic, European and Asian patents and have patent applications pending in the United States, Europe and Asia. Our current patents will expire at various times between 2010 and 2026. There can be no assurance that pending patent applications or other applications that may be filed will result in issued patents, or that any issued patents will survive challenges to their validity. Although we believe that our patents have value, there can be no assurance that our patents, or any additional patents that may be issued in the future, will provide meaningful protection from competition. We believe that our success will depend primarily upon the technical expertise, experience, creativity and the sales and marketing abilities of our personnel.

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

Agere Systems

In 2002, as part of our acquisition of the FPGA business of Agere Systems, Inc., we entered into an intellectual property agreement with Agere and Agere Systems Guardian Corporation. Pursuant to this agreement, these Agere companies assigned or licensed to us certain FPGA and Field Programmable System Chip patents, trademarks, software and other intellectual property rights and technology, and we licensed back rights in these same assets. These cross-licenses were made on a worldwide, non-exclusive and royalty-free basis.

Altera

In 2001, we entered into a comprehensive, royalty-free, non-exclusive patent cross-license agreement and a multi-year patent peace agreement with Altera.

Fujitsu

We have an Advance Payment and Purchase Agreement (the“Agreement”), with Fujitsu Limited (“Fujitsu”), pursuant to which we advanced $125.0 million in support of the development and construction of a 300mm wafer fabrication facility in Mie, Japan. As of March 31, 2007, we had completed the unsecured advance payments.

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

Under the terms of a letter agreement between the Company and Fujitsu, Fujitsu agreed to repay in cash to the Company $60.0 million (recorded as Other receivable in the Consolidated Balance Sheet at January 3, 2009),

plus interest, which was received in fiscal 2009 on the outstanding portion of the Advance Payment made by us to Fujitsu under the terms of the Agreement. In addition, we expect to receive the remaining advance of approximately $11.5 million in the form of advance credits, including engineering mask set charges, by the end of the second quarter of the Company’s fiscal 2010.

All other terms and conditions of the Agreement remain in full force and effect until repayment of the Advance Payment in full. The repayment obligation of Fujitsu is unsecured.

Employees

At January 2, 2010, we had 708 full-time employees. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical and management personnel. No employee is subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers of the Registrant

The following individuals currently serve as our executive officers:

Name	Age	Position
Bruno Guilmart	49	Chief Executive Officer, President and Director
Michael G. Potter	43	Corporate Vice President and Chief Financial Officer
Byron W. Milstead	53	Corporate Vice President and General Counsel
Christopher M. Fanning	47	Corporate Vice President and General Manager, Low Density Solutions
Sean Riley	41	Corporate Vice President and General Manager, High Density Solutions

Bruno Guilmart joined the Company in July 2008 as President and Chief Executive Officer. Mr. Guilmart was appointed director of the Company on July 28, 2008. Prior to joining the Company, Mr. Guilmart served as Chief Executive Officer of the Unisem (M) Berhad Group from August 2007 to June 2008. Mr. Guilmart served as President, Chief Executive Officer and a director of Advanced Interconnect Technologies, Inc. from September 2003 to August 2007. Before joining Advanced Interconnect Technologies, Inc., Mr. Guilmart was Vice President of Worldwide Sales for Chartered Semiconductor Manufacturing Limited. Mr. Guilmart also held senior management and business development positions at Cadence Design Systems, Temic Semiconductors and Hewlett-Packard Company.

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

Christopher M. Fanning joined the Company in 1997 and was promoted to Corporate Vice President and General Manager, Low Density Solutions in 2008. Previously, he managed Lattice’s software, intellectual property and technical support businesses as Corporate Vice President, Enterprise Solutions. He also served as Vice President of Strategic Planning. Prior to joining the Company, Mr. Fanning was employed by The Boston Consulting Group.

Sean Riley joined the Company in September 2008. Prior to joining the Company, Mr. Riley was Vice President of Marketing for MathStar from April 2005 to May 2008, a programmable logic startup company. Mr. Riley joined MathStar from Intel Corporation, where he worked from June 1992 to April 2005 in various marketing, engineering and general management roles.

Available Information

We make available, free of charge through our Investor Relations portion of our website at www.latticesemi.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports and statements as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. You may also obtain free copies of these materials by contacting our Investor Relations Department at 5555 N.E. Moore Court, Hillsboro, Oregon 97124-6421, telephone (503) 268-8000. Our SEC filings are also available at the SEC’s website at www.sec.gov.

Item 1A.  Risk Factors

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

Global economic conditions and uncertainty, as well as the highly cyclical nature of the semiconductor industry, could adversely affect our revenue, gross margin and expenses, collectability of accounts receivable and supplier relationships, and ability to access capital markets.

Our revenue and gross margin can fluctuate significantly due to downturns in the general economy or the semiconductor industry. These downturns are often severe and prolonged and can result in significant reductions in the demand for PLD and FPGA products in markets in which we compete. Global economic weakness or cyclical downturns have previously resulted from periods of economic recession, reduced access to credit markets, weakening or strengthening of the U.S. dollar relative to other currencies, weak end-user demand, excess industry capacity or general reductions in inventory levels by customers, and may cause a decrease in revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and collect customer receivables. In addition, our relationships with our employees and suppliers and ability to access capital markets could be adversely affected. In addition, customer financial difficulties have previously resulted, and could result in the future, in increases in bad debt write-offs and additions to reserves in our Accounts receivable. Global economic and cyclical downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Whenever adverse economic, cyclical, or end market conditions exist, there is likely to be an adverse effect on our operating results.

A downturn in the communications equipment end market could cause a reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

The majority of our revenue (approximately 56% of total fiscal 2009 revenue) is derived from customers participating in the telecommunications equipment end market. In addition, during fiscal 2009 the Company participated in the China 3G telecommunications network build-out by selling products used by two large telecommunication equipment providers which accounted for approximately 17% of our aggregate revenue during that period. In the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. Any deterioration in the communication end market or reduction in capital spending to support this end market could lead to a reduction in demand for our products and could adversely affect our revenue and results of operations.

The potential impact of customer design-in activity on future revenue is inherently uncertain and could impact our ability to manage production or our ability to forecast sales.

We face uncertainties relating to the potential impact of customer design-in activity because it is unknown whether any particular customer design-in will ultimately result in sales of significant volume. After a specific customer design-in is obtained, many factors can impact the timing and amount of sales that are ultimately realized from the specific customer design-in. Changes in the competitive position of our technology, the customer’s product competitiveness or product strategy, the financial position of the customer, and other factors can impact the timing and amount of sales ultimately realized from any specific customer design-in. As a result, we may not be able to accurately manage the production levels of our new products or accurately forecast the future sales of such products, and adversely affect our revenue and operating results.

We may not be able to successfully compete in the highly competitive semiconductor industry.

The semiconductor industry is intensely competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing and sales resources. The current level of competition in the programmable logic market is high and may increase in the future. We currently compete directly with companies that have licensed our technology or have developed similar products. We also compete indirectly with numerous semiconductor companies that offer products based on alternative solutions such as ASIC, ASSP, microcontroller, and digital signal processing (DSP) technologies. These direct and indirect competitors are established, multinational semiconductor companies as well as emerging companies. If we are unable to compete successfully in this environment, our future results will be adversely affected.

Our quarterly revenue and gross margin are subject to fluctuations due to many factors which makes our future financial results less predictable.

Our quarterly operating results have fluctuated in the past and may continue to fluctuate. Consequently, our operating results may fail to meet the expectations of analysts and investors. Our revenue and gross margin may fluctuate due to product mix, market acceptance of new products, competitive pricing dynamics, geographical and market-segment pricing strategies, wafer, package and assembly prices and yields, overhead absorption, as well as provisions for warranty and excess and obsolete inventory.

We have limited ability to foresee changes or the pace of changes in sales by product classification. In recent periods, we have experienced increased rates of decline in sales of our mature products. In the past we have also experienced periods of decline in sales of our mainstream products. If, in any period, the overall sales of the combination of our mature and mainstream products decline and if sales of new products do not increase at a rate that is sufficient to counteract this decline, then our total revenue would decline. In addition, as mature products typically generate a higher gross margin than mainstream or new products, a faster than normal decline in sales of mature products could adversely impact our gross margins.

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

Further, our ability to predict end customer demand and resale of our products by our sell-through distributors is limited. Typically, the majority of our revenue comes from “turns orders,” which are orders placed and filled within the same period. By definition, turns orders are not captured in a backlog measurement at the beginning of a quarter. Accordingly, we cannot use backlog as a reliable measure of predicting revenue.

Currently Fujitsu is our sole source supplier of wafers for our newest FPGA and PLD products. We may be unsuccessful in defining, developing and identifying manufacturing processes for the new programmable logic products required to maintain or expand our business.

As a semiconductor company, we operate in a dynamic environment marked by rapid product obsolescence. The programmable logic market is characterized by rapid technology and product evolution and historically the market for FPGA products has grown faster than the market for PLD products. Currently we derive a greater proportion of our revenue from PLD products than FPGA products. Consequently, our future success depends on our ability to introduce new FPGA and associated software design tool products that meet evolving customer needs while achieving acceptable margins. We are presently shipping our next generation FPGA product families that are critical to our ability to grow our FPGA product revenue and expand our overall revenue. We also plan to continue upgrading our customer design tool products and increase our offerings of intellectual property cores. If we fail to introduce new products in a timely manner, or if these products or future new products fail to achieve market acceptance, our operating results could be harmed.

The Company and Fujitsu have entered into agreements pursuant to which Fujitsu manufactures most of our new products on its 130 nanometer, 90 nanometer and 65 nanometer CMOS process technologies, as well as on 130 nanometer and 90 nanometer technologies with embedded flash memory that we have jointly developed with Fujitsu. Fujitsu is our sole source supplier of wafers for our newest FPGA and PLD products. The success of certain of our next generation FPGA products is dependent on our ability to successfully partner with Fujitsu or new foundry partners. If for any reason we are unsuccessful in establishing new foundry relationships for our next generation products, our future operating results could be adversely affected.

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

The introduction of new silicon and software design tool products in a dynamic market environment presents significant business challenges. Product development commitments and expenditures must be made well in advance of product sales. The market acceptance of new products depends on accurate projections of long-term customer demand, which by their nature are uncertain. In order to secure new or additional wafer supply, we may from time to time consider various financial arrangements including equity investments, advance purchase payments, loans, or similar arrangements with independent wafer manufacturers in exchange for committed wafer capacity. To the extent that we pursue any such additional financing arrangements, additional debt or equity financing may be required. There can be no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financing will decrease existing stockholders’ equity percentage ownership and may, depending on the price at which the equity is sold, result in dilution.

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

If, due to these or other factors, our new silicon and software products do not achieve market acceptance, or our current products do not maintain market acceptance, our operating results may be harmed.

Export sales account for the majority of our revenue and may decline in the future due to economic and governmental uncertainties.

We derive the majority of our revenue from export sales. Accordingly, if we experience a decline in export sales, our operating results could be adversely affected. Our export sales are subject to numerous risks, including:

•	changes in local economic conditions;

•	exchange rate volatility;

•	governmental stimulus packages, controls and trade restrictions;

•	export license requirements and restrictions on the export of technology;

•	political instability, war, terrorism or pandemic disease;

•	changes in tax rates, tariffs or freight rates;

•	reduced protection for intellectual property rights in some countries;

•	longer receivable collection periods;

•	natural or man-made disasters in the countries where we sell our products;

•	interruptions in transportation;

•	different labor regulations; and

•	difficulties in staffing and managing foreign sales offices.

We depend on distributors to generate a majority of our sales and complete order fulfillment. The failure of our distributors to sell our products and otherwise perform as expected could materially reduce our future sales.

We rely heavily on our distribution partners to sell our products to end customers, generate a majority of our sales, complete order fulfillment and stock our products. Our distributors also help us to provide technical support and other value-added services to end customers.

At times, our sales are concentrated in a small number of distributors, which are in various international locations and are of various sizes and financial strengths. Financial difficulties, inability to access capital markets, or other reasons, may affect our distributors’ performance, which could materially harm our business and our operating results. Additionally, any reduction in sales efforts, failure to provide good customer service or any other failure to perform by our distributors as expected, could materially reduce our future sales and harm our operating results.

We rely on our distributors that use the sell-through distribution model to produce resale reports that help us in predicting future sales and revenues. The failure of such distributors to produce accurate and timely resale reports could affect our ability to make these predictions.

During fiscal 2009, the Company embarked on a program to restructure its distribution channels, primarily in the Asia Pacific region, from a sell-in to a sell-through distribution model. The sell-in distribution model allows the Company to recognize revenue upon shipment to the distributor. In the sell-through distribution model, distributors have price protection and rights of return on unsold merchandise. Consequently, revenue is recognized upon resale to an end customer. As a result, we expect that the majority of our revenue in fiscal 2010 will be reported resale by our sell-through distributors. Our distributors that use the sell-through distribution model produce resale reports that help us in predicting future sales and revenue recognition. We depend on the timeliness and accuracy of these resale reports from our distributors; late or inaccurate resale reports could have a detrimental effect on our ability to recognize revenue and our ability to predict future sales.

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

At January 2, 2010 and January 3, 2009, the Company held auction rate securities with a face value of $24.1 million and $39.2 million, respectively. The Company intends to sell its auction rate securities as markets for these securities resume or offers become available. At January 2, 2010, due to continued multiple failed auctions and a determination of illiquidity, the $24.1 million par value of auction rate securities held by the Company had an estimated fair value of $12.9 million and are classified as Long-term marketable securities.

Long-term marketable securities with a par value of $15.7 million (estimated fair value of $12.7 million) are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program (“FFELP”). Long-term marketable securities with a par value of $8.3 million (estimated fair value of $0.2 million) were replaced on December 3, 2008 by auction market preferred shares issued by Ambac Assurant Corporation (“AMBAC”), as a result of AMBAC exercising their put option feature provided in this security. On August 1, 2009, AMBAC discontinued paying monthly dividends on its auction market preferred shares.

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

We do not manufacture finished silicon wafers and most of our products, including all of our newest products, are manufactured by a sole source. Currently, our silicon wafers are manufactured by Fujitsu in Japan, Seiko Epson Corporation in Japan, United Microelectronics Corporation in Taiwan and Chartered Semiconductor

in Singapore. If any of our current or future foundry partners significantly interrupts or reduces our wafer supply, or if any of our relationships with our partner suppliers are terminated, our operating results could be materially harmed.

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

Many other factors that could disrupt our wafer supply are beyond our control. Since worldwide manufacturing capacity (and that of Fujitsu) for silicon wafers is limited and inelastic, we could be harmed by significant industry-wide (or our own) increases in overall wafer demand or interruptions in wafer supply. During periods of economic uncertainty, our foundry partners may reduce or restructure their operations which may also affect the availability of wafers and adversely affect our operating results. Additionally, a future disruption of any of our foundry partners’ foundry operations as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event could disrupt our wafer supply and could harm our operating results.

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

If our foundry partners’ wafer costs increase or if our foundry partners experience quality or yield problems, we may face a shortage of products available for sale and our revenue or gross margin could be adversely affected.

We depend on our foundry partners to deliver high quality silicon wafers with acceptable yields in a timely manner. As is common in our industry, we have experienced wafer yield problems and delivery delays. If our foundry partners are unable for a prolonged period to produce silicon wafers that meet our specifications, with acceptable yields, or wafer costs increase, our operating results could be harmed.

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

As a result, our foundry partners may periodically increase costs or experience difficulties in achieving acceptable quality and yield levels when manufacturing our silicon wafers.

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

We depend upon a third party to provide inventory management, order fulfillment, and direct sales logistics.

We rely on a third party vendor located in Singapore to provide cost-effective and efficient supply chain services. Among other activities, these outsourced services relate to direct sales logistics, including order fulfillment, inventory management and warehousing, and distribution of inventory to third party distributors. If our third party supply chain partner were to discontinue services for us or its operations are disrupted as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event, our ability to fulfill direct sales orders and distribute inventory timely, cost effectively, or at all, would be hindered which could harm our business.

If our independent software and hardware developers and suppliers are unable or unwilling to meet our contractual requirements, we may face a delay or shortage of the introduction of new products, or the support of existing products.

We rely on independent software and hardware developers for the design, development, supply and support of IP cores, design and development software, and certain elements of demonstration boards. As a result, failure or significant delay to complete software or hardware under contract to deliver could disrupt the release of or introduction of new products, which might be detrimental to the capability of our new products to win designs. Any of these delays or inability to complete the design or development could have an adverse effect on our business, financial condition, or operating results.

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

We are currently implementing a new enterprise-wide financial reporting system which may cause operating or reporting disruptions.

In 2009, the Company initiated the implementation of an enterprise-wide financial reporting (“ERP”) system to improve processes, enhance the access and timeliness of critical business information and strengthen controls throughout the Company. We currently anticipate converting to this new system later in 2010. Many companies have experienced operating or reporting disruptions when converting to a new ERP system, including limitations on a company’s ability to deliver and bill for customer shipments, maintain current and complete books and records, maintain an effective internal control environment and meet external reporting deadlines. While we do not currently anticipate any significant disruptions to our business, any major difficulty in the conversion to the new reporting system could negatively impact the Company’s business, results of operations and cash flows.

An acquisition may harm our business, financial condition or operating results.

We have made acquisitions in the past to execute on our business strategy which creates uncertainty to our future operating results and cash flows. We may acquire products, technologies or businesses from third parties. An acquisition will require considerable management time and may divert time away from operations, require substantial cash resources, require us to incur or assume debt, and involve the issuance of the Company’s equity securities. The success of any acquisition requires the integration of products, technologies, personnel and administrate resources, and could result in departures of key personnel, equity dilution or acquisition of unknown liabilities. As a result, an acquisition could disrupt our operations and may have an adverse effect on our business, financial condition or operating results.

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

Our success depends in part on our proprietary technology; however, we may fail to adequately protect this technology. As a result, our competitive position may be harmed or we may face significant expense to protect or enforce our intellectual property rights.

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

Companies in the semiconductor industry vigorously pursue their intellectual property rights. If we become involved in protracted intellectual property disputes or litigation we may be forced to use substantial financial and management resources, which could have an adverse affect on our operating results.

We face risks related to patent litigation.

Our industry is characterized by frequent claims regarding patents and other intellectual property rights of others. We have been, and from time to time expect to be, notified of claims that we are infringing upon the intellectual property rights of others. For instance, we are exposed to certain asserted and unasserted potential claims, including the pending patent litigation brought against us by Lizy K. John as described in Item 3. Legal Proceedings, below. If any third party makes a valid claim against us, we could face significant liability and could be required to make material changes to our products and processes. In response to any claims of infringement, there can be no assurance that we would be able to successfully defend against the claims. Any such litigation could result in a substantial diversion of our efforts and the use of substantial management and financial resources, which by itself could have a material adverse effect on our financial condition and operating results. We may seek licenses under patents that we are alleged to be infringing; however, we may not be able to obtain a license on favorable terms, or at all, which could have an adverse effect on our operating results.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters consists of land and 189,000 square feet of buildings we own in Hillsboro, Oregon. A portion of undeveloped land near the corporate headquarters is currently owned by the Company but listed for sale. In Shanghai, China, we own two research and development facilities totaling 29,000 square feet and lease an additional 8,000 square foot research and development facility. We currently lease a 66,350 square foot research and development facility in San Jose, California through December 2013. We also currently lease a 6,400 square foot research and development facility in Illinois through August 2012, and a 20,000 square foot research and development facility in Pennsylvania through September 2014. In addition, we completed a lease agreement in December 2009, for a 4,200 square foot facility in Singapore, with a term through February 2013, primarily to support supply chain activities. We also lease office facilities in multiple metropolitan locations for our domestic and international sales staff. We believe that our existing facilities are suitable and adequate for our current and foreseeable future needs.

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

Item 4.  [Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters & Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “LSCC”. The following table sets forth the low and high intraday sale prices for our common stock for the last two fiscal years, as reported by NASDAQ.

	Low	High
2009:
First Quarter	$1.06	$1.74
Second Quarter	1.38	2.26
Third Quarter	1.66	2.71
Fourth Quarter	1.87	3.00
2008:
First Quarter	$2.26	$3.27
Second Quarter	2.79	4.00
Third Quarter	2.11	3.35
Fourth Quarter	1.04	2.21

Holders

As of March 5, 2010, we had approximately 431 stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. We intend to retain earnings to finance the growth of our business. We have never paid cash dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On December 13, 2008, the Company’s Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program was twelve months, and expired on December 13, 2009. During fiscal 2009, approximately 263,000 shares were repurchased for $0.3 million, all of which were open market transactions and were funded from available working capital. There were no purchases in fiscal 2008.

Comparison of Total Cumulative Stockholder Return

The following graph shows the five-year comparison of cumulative stockholder return on our common stock, the Standard and Poor’s (“S&P”) 500 Index and the Philadelphia Semiconductor Index (“SOX”) from December 2004 through December 2009. Cumulative stockholder return assumes $100 invested at the beginning of the period in our common stock, the S&P 500 and SOX. Historical stock price performance is not necessarily indicative of future stock price performance.

Lattice Cumulative Stockholder Return

Item 6.  Selected Financial Data.

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007	December 30, 2006	December 31, 2005
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$194,420	$222,262	$228,709	$245,459	$211,060
Costs and expenses:
Cost of products sold	90,077	102,831	103,157	106,727	95,925
Research and development (1)	56,133	68,610	82,977	81,968	97,231
Selling, general and administrative	52,545	58,680	58,485	58,450	57,541
Impairment loss on goodwill	—	—	223,556	—	—
Amortization of intangible assets (1)	228	5,587	9,832	10,806	14,392
Restructuring charges	3,689	6,789	2,372	311	11,936

	202,672	242,497	480,379	258,262	277,025

Loss from operations	(8,252)	(20,235)	(251,670)	(12,803)	(65,965)
Other income (expense), net	1,812	(17,791)	12,540	16,951	17,079

(Loss) income before provision for income taxes	(6,440)	(38,026)	(239,130)	4,148	(48,886)
Provision for income taxes	517	180	686	1,055	233

Net (loss) income	$(6,957)	$(38,206)	$(239,816)	$3,093	$(49,119)

Basic net (loss) income per share	$(0.06)	$(0.33)	$(2.09)	$0.03	$(0.43)

Diluted net (loss) income per share	$(0.06)	$(0.33)	$(2.09)	$0.03	$(0.43)

Shares used in per share calculations:
Basic	115,384	115,291	114,915	114,188	113,525

Diluted	115,384	115,291	114,915	115,019	113,525

	At
	January 2, 2010	January 3, 2009	December 29, 2007	December 30, 2006	December 31, 2005
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and Short-term marketable securities	$164,540	$65,909	$85,063	$233,208	$264,192
Total assets	$296,557	$291,936	$376,285	$725,906	$715,857
Convertible notes	$—	$—	$40,000	$109,600	$133,500
Stockholders’ equity	$253,360	$254,939	$286,232	$511,745	$500,257

(1)	Upon the adoption of ASC 718 effective January 1, 2006, deferred stock compensation expense related to acquisitions (attributable to research and development activities) and previously classified as part of Amortization of intangible assets has been reclassified to Research and development expense. Such deferred stock compensation attributable to research and development activities was completely recognized as of April 1, 2006. As a result of the reclassification, Research and development expense includes $1.8 million of amortization of deferred stock compensation expense for the fiscal year ended December 31, 2005.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

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

Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory and deferred income taxes and liabilities, such as accrued liabilities (including restructuring charges), income taxes and deferred income and allowances on sales to sell-through distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

Revenue Recognition and Deferred Income.    Revenue from sales to customers is generally recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is probable, there are no customer acceptance requirements and no remaining significant obligations. We sell our products directly to end customers or through a network of independent manufacturers’ representatives and indirectly through a network of independent sell-in and sell-through distributors. Revenue and cost relating to sell-through distributor sales are deferred until either the product is sold by the distributor or return privileges terminate, at which time related distributor resale revenue, effects of distributor price adjustments, and costs are reflected in income. Our revenue reporting is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our revenues, deferred income and allowances on sales to distributors, and net income. Revenue from software licensing was not material for the periods presented.

We enter into arrangements with certain sell-through distributors to issue accounts receivable credit adjustments (“distributor advances”) to reduce the distributors’ working capital required to service our end customers. The distributor advances are for estimated future price discounts and are recorded as a reduction of Deferred income and allowances on sales to distributors. These arrangements are unsecured, bear no interest, are settled on a quarterly basis and are due upon demand. The distributor advances have no impact on revenue recognition and totaled $16.5 million and $6.3 million at January 2, 2010 and January 3, 2009, respectively.

During fiscal 2009, the Company embarked on a program to restructure our distribution channels primarily in the Asia Pacific region, from a sell-in to a sell-through distribution model. As a result, we expect the majority of our revenue in fiscal 2010 will be from reported resale from our sell-through distributors. Resale of product by sell-through distributors as a percentage of our total revenue was 38%, 33% and 36% in fiscal 2009, 2008 and 2007, respectively.

Fair Value of Financial Instruments.    We invest in various financial instruments including corporate and government bonds, notes, commercial paper and auction rate securities. The Company values these instruments at their fair value and monitors its portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge and establishes a new carrying value. We assess other-than-temporary impairment of marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”). The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Inventory.    We value inventory at the lower of cost or market. In addition, we write down unproven, excess and obsolete inventories to net realizable value. To value our inventory, we make a number of estimates and assumptions including market and economic conditions, product lifecycles and forecasted demand for our products. To the extent actual results differ from these estimates and assumptions, the balances of reported inventory and cost of products sold will change accordingly.

Long-Lived Assets.    We review our long-lived assets, primarily property and equipment and amortizable intangible assets, in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), which requires us to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the estimated undiscounted cash flows to the carrying amount. A loss is recorded if the carrying amount of the asset exceeds the estimated undiscounted cash flows.

Goodwill.    At December 29, 2007, the estimated fair value of the Company was below book value. Therefore, the Company performed an impairment test on Goodwill in accordance with ASC 350, “Intangibles—Goodwill and Other.” We calculated the impairment loss based on an allocation of the fair value of the Company’s equity to the fair value of the Company’s assets and liabilities in a manner similar to a purchase price allocation in a business combination. Fair value was based on two primary valuation methodologies: the income approach, which used the discounted cash flow method, and the market approach, which used the market capitalization method. In the allocation, goodwill was determined to have no implied fair value, and, as a result, goodwill related to the acquisition of Vantis Corporation on June 15, 1999, the acquisition of Integrated Intellectual Properties, Inc. on March 16, 2001, and the acquisition of the FPGA business of Agere Systems, Inc. on January 18, 2002 totaling $223.6 million was written off and recorded as an Impairment loss on goodwill. As a result, we no longer have Goodwill recorded on our Consolidated Balance Sheets.

Restructuring Charges.    Expenses associated with exit or disposal activities are recognized when incurred under ASC 420, “Exit or Disposal Cost Obligations,” for everything but severance. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated in accordance with ASC 712, “Compensation—Nonretirement Postemployment Benefits.” For leased facilities that are vacated, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, is recorded as a part of restructuring charges.

Accounting for Income Taxes.    To report income tax expense related to operating results, we record current and deferred income tax assets and liabilities in our Consolidated Balance Sheet. In determining the value of our deferred tax assets, we make estimates of future taxable income. At the end of fiscal years 2009, 2008 and 2007, we have recorded full valuation allowances for all of our U.S. deferred tax assets due to uncertainties regarding their realization. At the end of fiscal years 2009 and 2008 we no longer have a valuation allowance against our foreign deferred tax assets as we believe it is more likely than not that the deferred tax assets will be realized.

We recognize uncertain tax positions in accordance with ASC 740, “Income Taxes.” We recognize estimated interest and penalties that would be assessed in relation to the estimated settlement value of uncertain tax positions in the Provision for income taxes.

Stock-Based Compensation.    In the first quarter of 2006, we adopted ASC 718, “Compensation—Stock Compensation,” which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of substantially all of these share-based awards consistent with the provisions of ASC 718. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected term, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected term are the two assumptions that significantly affect the grant date fair value.

Restricted stock unit grants are part of the Company’s equity compensation practices for employees who receive equity grants. The restricted stock units granted to employees generally vest quarterly over a four-year period beginning on the grant date.

Results of operations

Key elements of our Consolidated Statements of Operations were as follows (dollars in thousands):

	Year Ended
	January 2, 2010		January 3, 2009		December 29, 2007
Revenue	$194,420	100.0%	$222,262	100.0%	$228,709	100.0%
Gross margin	104,343	53.7	119,431	53.8	125,552	54.9
Research and development	56,133	28.9	68,610	30.9	82,977	36.3
Selling, general and administrative	52,545	27.0	58,680	26.4	58,485	25.6
Impairment loss on goodwill	—	—	—	—	223,556	97.7
Amortization of intangible assets	228	0.1	5,587	2.5	9,832	4.3
Restructuring charges	3,689	1.9	6,789	3.1	2,372	1.0

Loss from operations	$(8,252)	(4.2)%	$(20,235)	(9.1)%	$(251,670)	(110.0)%

Revenue

Revenue in fiscal 2009 decreased to $194.4 million as compared to $222.3 million in fiscal 2008 primarily due to a reduction in revenue from Mature and Mainstream products, partially offset by an increase in revenue from New products. Revenue in fiscal 2008 decreased to $222.3 million as compared to $228.7 million in fiscal 2007 primarily due to a reduction in revenue from Mature and Mainstream products, partially offset by an increase in revenue from New products.

In light of the difficult global economic environment, forecasting for all of 2010 is particularly challenging and there is limited visibility to the broad market for programmable logic devices; however, the communication market in Asia appears to be showing a better than expected revenue trend. We believe that we will experience an increase in revenue in the first half of 2010, when compared to the first half of 2009.

Revenue by Product Line

From a product line viewpoint, there was a 16% increase for fiscal year 2009 compared to fiscal 2008, and a 32% increase for fiscal year 2008 compared to fiscal 2007, in FPGA units sold primarily driven by an increase in demand for our FPGA New products. PLD revenue decreased in fiscal 2009, when compared to fiscal 2008 due to a decline in units sold, primarily related to Mature and Mainstream products, partially offset by an increase in average selling prices. PLD revenue decreased in fiscal 2008, when compared to fiscal 2007 due to a decline in both units sold and average selling prices.

The composition of our revenue by product line for fiscal years 2009, 2008 and 2007 was as follows (dollars in thousands):

	Year Ended
	January 2, 2010		January 3, 2009		December 29, 2007
FPGA	$64,564	33%	$57,853	26%	$51,970	23%
PLD	129,856	67%	164,409	74%	176,739	77%

Total revenue	$194,420	100%	$222,262	100%	$228,709	100%

Revenue by End Market

The global communications end market accounted for approximately 56%, 54%, and 51% of our revenue for the fiscal years 2009, 2008 and 2007, respectively. We supported the China 3G telecommunications network build-out during fiscal 2009 primarily with products sold to two large telecommunications equipment providers, one of which was through one of our distributors. It is uncertain that this trend will continue into 2010. We expect that a significant portion of our revenue will continue to be dependent on the health of the communications end market.

The composition of our revenue by end market for fiscal years 2009, 2008 and 2007 was as follows (dollars in thousands):

	Year Ended
	January 2, 2010		January 3, 2009		December 29, 2007
Communications	$108,780	56%	$119,370	54%	$116,866	51%
Industrial and other	34,907	18%	49,829	22%	59,225	26%
Computing	27,086	14%	27,004	12%	25,567	11%
Consumer and automotive	23,647	12%	26,059	12%	27,051	12%

Total revenue	$194,420	100%	$222,262	100%	$228,709	100%

Revenue by Product Classification

Revenue for New products increased 44% for fiscal 2009 and 99% for fiscal 2008, primarily as a result of increased unit sales. Revenue from Mainstream products decreased 28% for fiscal 2009 and 11% for fiscal 2008 primarily as a result of a decline in units sold. Mature product revenue decreased 39% for fiscal 2009 and 27% for fiscal 2008 as a result of decreased unit sales, partially offset by an increase in average selling prices.

The composition of our revenue by product classification for fiscal years 2009, 2008 and 2007 was as follows (dollars in thousands):

	Year Ended
	January 2, 2010		January 3, 2009		December 29, 2007
New*	$83,170	43%	$57,670	26%	$28,949	13%
Mainstream*	73,046	37%	101,742	46%	113,824	50%
Mature*	38,204	20%	62,850	28%	85,936	37%

Total revenue	$194,420	100%	$222,262	100%	$228,709	100%

*	Product classification

New:	LatticeECP3, Lattice XP2, LatticeSC, LatticeECP2/M, LatticeECP, LatticeXP, MachXO, Power Manager1/2, ispClock1/2, ispMACH 4000ZE
Mainstream:	FPSC, ispXPLD, ispGDX2, ispMACH 4/LV, ispGDX/V, ispMACH 4000/Z, ispXPGA, Software and IP
Mature:	ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-Volt CPLDs, all SPLDs

In fiscal 2007 we reclassified our New, Mainstream and Mature product categories to better reflect our current product portfolio.

Revenue by Geography

The composition of our revenue by geographical location of our direct and indirect customers was as follows (dollars in thousands):

	Year Ended
	January 2, 2010		January 3, 2009		December 29, 2007
	Total	%	Total	%	Total	%
United States	$28,296	15	$37,817	17	$42,681	19
Export revenue:
China	83,813	43	62,110	28	51,765	23
Europe	33,389	17	46,411	21	46,254	20
Japan	19,460	10	30,624	14	30,723	13
Taiwan	6,313	3	20,453	9	25,945	11
Other Asia	17,476	9	16,422	7	23,258	10
Other Americas	5,673	3	8,425	4	8,083	4

Total export revenue	166,124	85	184,445	83	186,028	81

Total revenue	$194,420	100	$222,262	100	$228,709	100

We assign revenue to geographies based on customer ship-to address at the point where revenue is recognized. In the case of sell-in distributors and OEM customers, revenue is typically recognized, and geography is assigned, when products are shipped to our distributor or customer. In the case of sell-through distributors, revenue is recognized when resale occurs and geography is assigned based on the customer location on the resale reports provided by the distributor.

Revenue from export sales as a percentage of total revenue was 85% for fiscal 2009, 83% for fiscal 2008 and 81% for 2007. Export revenue as a percentage of overall revenue increased in fiscal 2009 compared to 2008 and 2007 due to relatively more favorable business conditions in Asia and a continuing trend towards outsourcing of manufacturing by North American and European customers to Asia.

During fiscal 2009 the Company embarked on a program to restructure its distribution channels, primarily in the Asia Pacific region, from a sell-in to a sell-through distribution model. As a result we expect the majority of our revenue in fiscal 2010 to be resale of our products by sell-through distributors. In connection with this program, Lattice terminated our distribution agreement between Lattice and Promaster Technology Corporation on July 2, 2009, between Lattice and Dragon Technology Distribution and FE Global Electronics effective for various territories on February 1 and February 6, 2010, respectively, and between Lattice and other distributors effective on various dates. Dragon Technology Distribution and FE Global Electronics are wholly-owned subsidiaries of ASTI Holdings Ltd. Additionally we converted in-place distributors in the Asia Pacific region and Europe from a sell-in to a sell-through model. As a result, we estimate that revenue was lower in the fourth quarter of fiscal 2009 by approximately $2.0 million compared to revenue had we not embarked on this program.

Gross Margin and Operating Expenses

Our gross margin percentage was 53.7% for fiscal 2009, 53.8% for fiscal 2008 and 54.9% for 2007. The gross margin percentage from fiscal 2008 to 2009 and fiscal 2007 to 2008 declined primarily from a decline in revenue from Mature products, which typically carry a higher gross margin than our other product categories, as well as revenue growth from New products, which typically carry an initial lower gross margin than our other product categories. Additionally, in the fourth quarter of fiscal 2008, we wrote down excess inventory of $2.1 million, resulting in a charge to Cost of products sold.

Research and development expense was $56.1 million for fiscal 2009 compared to $68.6 million for fiscal 2008 and $83.0 million for fiscal 2007. Research and development expenses consist primarily of personnel, masks, engineering wafers, third-party design automation software, assembly tooling and qualification expenses. The decrease in 2009 compared to fiscal 2008 was primarily a result of a decrease in labor costs as a result of the restructuring plans implemented in the third and fourth quarters of 2009 (“2009 restructuring plan” and “December 2009 restructuring plan,” collectively referred to as the “2009 restructuring plans”) and the full year effect of the restructuring plan implemented in the third quarter of 2008 (“2008 restructuring plan”), offset by an increase in mask and wafer costs. The decrease in 2008 compared to fiscal 2007 was primarily a result of a decrease in labor costs as a result of the full year effect of the restructuring plan implemented in the third quarter of 2007 (“2007 restructuring plan”) and the 2008 restructuring plan, and a decrease in mask and wafer costs. The 2009, 2008 and 2007 restructuring plans are further described below. We believe that a continued commitment to research and development is essential to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 65nm, mask and engineering wafer costs are becoming increasingly more expensive and will therefore increasingly represent a greater proportion of total research and development expenses.

Selling, general and administrative expense was $52.5 million in fiscal 2009, $58.7 million in fiscal 2008 and $58.5 million in fiscal 2007. Selling, general and administrative expense was lower in fiscal 2009 when compared to fiscal 2008 primarily related to a decrease in labor and facility costs as a result of the 2009 and 2008 restructuring plans and essentially flat when comparing fiscal 2008 with fiscal 2007. Fiscal year 2007 included a reversal of accrued legal costs of $1.0 million.

At December 29, 2007, the estimated fair value of the Company was below book value. Therefore, the Company performed an impairment test on Goodwill in accordance with ASC 350, “Intangibles—Goodwill and Other (“ASC 350”).” We calculated the impairment loss based on an allocation of the estimated fair value of the Company’s equity to the fair value of the Company’s assets and liabilities in a manner similar to a purchase price allocation in a business combination. Fair value was based on two primary valuation methodologies: the income approach, which used the discounted cash flow method, and the market approach, which used the market capitalization method. In the allocation, goodwill was determined to have no implied fair value, and, as a result, goodwill related to the acquisition of Vantis Corporation on June 15, 1999, the acquisition of Integrated Intellectual Properties, Inc. on March 16, 2001, and the acquisition of the FPGA business of Agere Systems, Inc. on January 18, 2002 totaling $223.6 million was written off and recorded as a non-cash Impairment loss on goodwill.

Amortization of intangible assets is related to our 2002 acquisition of the FPGA business of Agere Systems, Inc. and of Cerdelinx Technologies, Inc. Amortization expense was $0.2 million in fiscal 2009, $5.6 million in fiscal 2008 and $9.8 million in fiscal 2007. Amortization expense in fiscal 2009, 2008 and 2007 decreased as a portion of the intangible assets acquired in the Agere and Cerdelinx acquisitions became completely amortized during each fiscal year.

Restructuring activity relates to the restructuring plans implemented during the fourth quarter of fiscal 2005 (“2005 restructuring plan”), the 2007 restructuring plan, the 2008 restructuring plan and the 2009 restructuring plans. Included in our Consolidated Statement of Operations and reported as Restructuring for fiscal 2009 is a net charge of $3.7 million which is comprised of charges of $3.8 million under the 2009 restructuring plans primarily related to severance costs and costs to vacate leased space, and a reversal of less than $0.1 million under the pre-2009 restructuring plans, primarily related to costs to vacate leased properties. Included in our Consolidated Statement of Operations and reported as Restructuring for fiscal 2008 is a net charge of $6.8 million which is comprised of charges of $4.1 million under the 2008 restructuring plan primarily related to severance costs and $2.7 million under the 2007 restructuring plan primarily related to severance costs and costs to vacate leased properties. Included in our Consolidated Statement of Operations and reported as Restructuring for fiscal 2007, is a net charge of $2.4 million. This amount is comprised of charges under the 2007 restructuring plan of $2.7 million, primarily related to a reduction in work force and a voluntary separation program for certain employees partially offset by a reversal of $0.3 million related to the settlement of the remaining lease obligation for our facility in the United Kingdom, which was closed in connection with the 2005 restructuring plan.

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

Other income (expense), net

The following table summarizes the activity in Other income (expense), net (in thousands):

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Interest income	$1,227	$4,003	$7,814
Gain (loss) primarily related to sale or impairment of auction rate securities, net	374	(19,715)	—
(Loss) gain and dividend on UMC investment	—	(1,225)	476
Gain on debt buyback, net	—	—	2,577
Gain on sale of land	—	—	1,604
Gain (loss) on deferred compensation plan assets and other, net	211	(854)	69

Total	$1,812	$(17,791)	$12,540

The decrease in interest income in fiscal 2009 compared to fiscal 2008 and in fiscal 2008 compared to fiscal 2007 was primarily attributable to a decrease in average invested balances as a result of the use of cash for extinguishment of Zero Coupon Convertible Subordinated Notes due in 2010 (“Convertible Notes”) and, lower interest rates on invested balances. The $0.4 million in Gain (loss) primarily related to sale or impairment of auction rate securities, net, relates primarily to holdings in auction rate securities that are considered illiquid. Gain on debt buyback, net, relates to the extinguishment of Convertible Notes, net of amortization of associated issuance costs.

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

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

Our sources and uses of cash from operating, financing and investing activities were as follows (in thousands):

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Net cash provided by (used in) operating activities	$98,942	$26,383	$(28,496)
Net cash provided by investing activities	4,391	32,752	91,351
Net cash used in financing activities	(932)	(42,799)	(65,960)

Net increase (decrease) in cash and cash equivalents	$102,401	$16,336	$(3,105)

Fiscal 2009 compared to 2008

Operating Activities

Net cash provided by operating activities was $98.9 million in fiscal 2009, compared to Net cash provided by operating activities of $26.4 million in fiscal 2008, primarily as a result of the receipt of a $60.0 million repayment in fiscal 2009, of the Company’s advance payment made to Fujitsu Limited (“Fujitsu”) in fiscal 2007, while no repayment was made in fiscal 2008, and in addition to an increased usage of Fujitsu advance credits in fiscal 2009. The net loss reported decreased from $38.2 million in fiscal 2008 to $7.0 million in fiscal 2009. The Company’s Accounts payable and accrued expenses provided $7.1 million due to increased purchases and longer payment terms in fiscal 2009 compared to fiscal 2008 and used $3.8 million in fiscal 2008 compared to fiscal 2007, primarily related to scheduled vendor payments. Accounts receivable, net, provided $2.9 million in fiscal 2008 and used $7.1 million in fiscal 2009 as a result of billing and collection timing. Inventory provided $6.8 million in fiscal 2009, compared to $7.3 million in fiscal 2008, as the Company continued to manage inventory levels to reflect customer demand.

Investing Activities

Net cash provided by investing activities decreased by $28.4 million in fiscal 2009 compared to fiscal 2008 as purchases of marketable securities decreased due to a shift in our investment policy toward cash equivalents and corporate bonds, notes, and commercial paper in response to the uncertainties in the global credit and capital markets.

Financing Activities

Net cash used in financing activities decreased $41.9 million for fiscal 2009 compared to fiscal 2008. The decrease was primarily due to the use of $40.0 million to extinguish Convertible Notes in fiscal 2008, while no extinguishments occurred in fiscal 2009.

Fiscal 2008 compared to 2007

Operating Activities

Net cash provided by operating activities was $26.4 million in fiscal 2008, compared to Net cash used in operating activities of $28.5 million in fiscal 2007, primarily as a result of a $37.5 million advance payment made to Fujitsu in fiscal 2007, while no payment was made in fiscal 2008. The Company’s inventory decreased $7.3 million resulting in additional cash from operations in fiscal 2008 compared to $1.2 million of net purchases in fiscal 2007. Accounts receivable, net, increased $6.7 million in fiscal 2007 and decreased $2.9 million in fiscal 2008 as a result of billing and collection timing.

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

Financing Activities

Net cash used in financing activities decreased $23.2 million in 2008 compared to fiscal 2007. The decrease was primarily due to the use of $66.6 million to extinguish Convertible Notes in fiscal 2007, while only $40.0 million was used to extinguish Convertible Notes in fiscal 2008.

Liquidity

As of January 2, 2010, our principal source of liquidity was $164.5 million of Cash and cash equivalents and Short-term marketable securities, which was approximately $98.6 million more than the balance of $65.9 million at January 3, 2009. Working capital increased to $205.5 million from $182.5 million at January 3, 2009.

Under the terms of a letter agreement between the Company and Fujitsu, Fujitsu agreed to repay in cash to the Company $60.0 million (recorded as Other receivable in the Consolidated Balance Sheet at January 3, 2009), plus interest, which was received in fiscal 2009 on the outstanding portion of the Advance Payment made by us to Fujitsu under the terms of an Advance Payment and Purchase Agreement. In addition, we expect to receive the remaining advance of approximately $11.5 million in the form of wafer credits or other services, including engineering mask set charges, by the end of the second quarter of the Company’s fiscal 2010, at which time cash flow from operations will no longer include receipts of these credits. If we are required to make advances for future wafer supplies, such advances would be reported as funds used in operating activities. The repayment obligation of Fujitsu is unsecured.

We believe that our existing liquid resources and cash expected to be generated from future operations will be adequate to meet our operating and capital requirements and obligations for at least the next twelve months. We have no long-term debt.

At January 2, 2010 and January 3, 2009, the Company held auction rate securities with a face value of $24.1 million and $39.2 million, respectively. During the year ended January 2, 2010, the Company accepted eight redemptions ranging from 40% to 100% of par value of auction rate securities. The Company intends to sell its auction rate securities as markets for these securities resume or offers become available. At January 2, 2010, due to continued multiple failed auctions and a determination of illiquidity, the $24.1 million par value of auction rate securities held by the Company had an estimated fair value of $12.9 million and are classified as Long-term marketable securities. At January 3, 2009, the fair value of auction rate securities held by the Company and classified as Long-term marketable securities was $19.5 million.

Long-term marketable securities with a par value of $15.7 million (estimated fair value of $12.7 million) are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program (“FFELP”). Long-term marketable securities with a par value of $8.3 million (estimated fair value of $0.2 million) were replaced on December 3, 2008 by auction market preferred shares issued by Ambac Assurant Corporation (“AMBAC”), as a result of AMBAC exercising their put option feature provided in this security. On August 1, 2009, AMBAC discontinued paying monthly dividends on its auction market preferred shares, which reduced interest income included in Other income (expense), net, by less than $0.1 million per quarter.

While the auctions for auction rate securities have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007) as the amount of securities submitted for sale at the auctions has exceeded the amount of purchase orders. These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Consolidated Balance Sheets. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings on some of the securities, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded additional impairment charges of $2.6 million for the fiscal year ended January 2, 2010. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

In accordance with ASC 320, “Investments—Debt and Equity Securities,” the Company recorded an unrealized loss of less than $0.1 million during the year ended January 2, 2010 on certain Short-term marketable securities, which has been recorded in Accumulated other comprehensive income (loss). Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income (loss). For the year ended January 2, 2010, approximately $1.0 million in unrealized gains were recorded in Accumulated other comprehensive income (loss). If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an other-than-temporary impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive income (loss).

On December 13, 2008, the Company’s Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program was twelve months, and expired on December 13, 2009. During fiscal 2009, approximately 263,000 shares were repurchased for $0.3 million, all of which were open market transactions and were funded from available working capital. There were no purchases in fiscal 2008.

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

Contractual Obligations

The following table summarizes our significant contractual cash obligations at January 2, 2010 (in thousands):

Fiscal year	Operating leases(1)	Purchase order obligations(2)
2010	$4,080	$12,373
2011	3,593	—
2012	2,942	—
2013	2,750	—
2014	480	—

	$13,845	$12,373

(1)	Certain of our facilities and equipment are leased under operating leases, which expire at various times through 2014. Included in the table above for operating leases is property located in Austin, Texas that was vacated as part of our 2005 restructuring plan. In fiscal 2007, we entered into a sublease agreement for this vacated property. For fiscal 2010, future minimum lease payments, net of such sublease receipts, based on agreements in place at January 2, 2010, total $0.1 million.

(2)	This column excludes amounts already recorded on our Consolidated Balance Sheet as current or long-term liabilities at January 2, 2010.

We also have other liabilities of $7.0 million relating to uncertain tax positions. However, as we are unable to reliably estimate the timing of future payments related to uncertain tax positions, we have excluded this amount from the table above.

Our significant operating leases, apart from that accrued for in the 2005 restructuring plan, are for our facilities in San Jose, California, Bethlehem, Pennsylvania, Shanghai, China and Downers Grove, Illinois. Our lease in San Jose expires in December 2013 with annual rental costs estimated to be $1.9 million with 3% annual increases. Our lease in Bethlehem expires in September 2014 with annual rental costs estimated to be $0.5 million with 3% annual increases. Our lease in Shanghai expires in May 2011 with annual rental costs estimated to be $0.4 million. Our lease in Downers Grove expires in August of 2012 with annual rental costs estimated to be $0.2 million. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful life of the assets.

New Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)”, (“ASU 2009-13”). ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. Additionally, ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the residual method and requires an entity to allocate revenue using the relative selling price method. This update is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. Adoption is not expected to materially impact the Company’s consolidated financial position, results of operations or cash flows directly when it becomes effective, as the Company will not elect retrospective adoption. However, this update may impact how the Company reflects multiple-element arrangements entered into subsequent to January 1, 2011, in the financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Company does not anticipate that the adoption of this statement will materially expand its consolidated financial statement footnote disclosures.

Off-Balance Sheet Arrangements

As of January 2, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Credit Market Risks

At January 2, 2010 and January 3, 2009, we held auction rate securities with a face value of $24.1 million and $39.2 million, respectively. At January 2, 2010, the auction rate securities held by us had an estimated fair value of $12.9 million. At January 3, 2009, the auction rate securities had an estimated fair value of $19.5 million.

Foreign Currency Exchange Rate Risk

We have international subsidiary and branch operations. Additionally, we sell products to Japanese customers denominated in yen. We are therefore subject to foreign currency exchange rate exposure. To minimize foreign exchange risk related to yen-based net assets on our Consolidated Balance Sheets, on August 11, 2004, we entered into an agreement with a bank under the terms of which we could borrow up to $6.0 million in Japanese yen in a revolving line of credit arrangement. In the first fiscal quarter of 2008, we amended the agreement to reduce the line of credit to $4.0 million. Outstanding borrowings were collateralized by a market rate investment account. Interest on outstanding borrowings were based on the Japanese LIBOR Fixed Rate. Outstanding borrowings at January 3, 2009 were $0.8 million and were reported in Accounts payable and accrued expenses on the Consolidated Balance Sheets. This arrangement was terminated by the Company during the first quarter of fiscal 2009.

Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule

Page
Consolidated Financial Statements:

Consolidated Balance Sheets, at January 2, 2010 and January 3, 2009	38

Consolidated Statements of Operations, for the Years ended January 2, 2010, January 3, 2009 and December 29, 2007	39

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss), for the Years ended January 2, 2010, January 3, 2009 and December 29, 2007	40

Consolidated Statements of Cash Flows, for the Years ended January 2, 2010, January 3, 2009 and December 29, 2007	41

Notes to Consolidated Financial Statements	42

Report of Independent Registered Public Accounting Firm	65

Consolidated Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	S-1

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	January 2, 2010	January 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$156,069	$53,668
Short-term marketable securities	8,471	12,241
Accounts receivable, net	33,551	26,404
Other receivable	—	60,000
Inventories	25,925	32,703
Current portion of foundry advances	11,475	19,157
Prepaid expenses and other current assets	7,980	7,663

Total current assets	243,471	211,836

Foundry advances and other assets	3,640	20,080
Property and equipment, less accumulated depreciation	36,507	40,307
Long-term marketable securities	12,939	19,485
Intangible assets, less accumulated amortization	—	228

Total assets	$296,557	$291,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,679	$16,947
Accrued payroll obligations	5,118	6,693
Deferred income and allowances on sales to distributors	10,160	5,741

Total current liabilities	37,957	29,381

Other long-term liabilities	5,240	7,616

Total liabilities	43,197	36,997

Commitments and contingencies (See “Note 16—Commitments and Contingencies”)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 115,592,000 and 115,469,000 shares issued and outstanding	1,156	1,155
Paid-in capital	622,584	617,572
Treasury stock at cost, 263,000 shares	(326)	—
Accumulated other comprehensive income (loss)	158	(533)
Accumulated deficit	(370,212)	(363,255)

Total stockholders’ equity	253,360	254,939

Total liabilities and stockholders’ equity	$296,557	$291,936

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Revenue	$194,420	$222,262	$228,709
Costs and expenses:
Cost of products sold	90,077	102,831	103,157
Research and development	56,133	68,610	82,977
Selling, general and administrative	52,545	58,680	58,485
Impairment loss on goodwill	—	—	223,556
Amortization of intangible assets	228	5,587	9,832
Restructuring charges	3,689	6,789	2,372

	202,672	242,497	480,379

Loss from operations	(8,252)	(20,235)	(251,670)
Other income (expense), net	1,812	(17,791)	12,540

Loss before provision for income taxes	(6,440)	(38,026)	(239,130)
Provision for income taxes	517	180	686

Net loss	$(6,957)	$(38,206)	$(239,816)

Basic net loss per share	$(0.06)	$(0.33)	$(2.09)

Diluted net loss per share	$(0.06)	$(0.33)	$(2.09)

Shares used in per share calculations:
Basic	115,384	115,291	114,915

Diluted	115,384	115,291	114,915

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except par value)

	Common Stock ($.01 par value)		Paid-in Capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balances, December 30, 2006	114,526	$1,145	$603,273	$—	$(92,443)	$(230)	$511,745
Cumulative effect adjustment (see Note 10)	—	—	—	—	7,210	—	7,210
Net loss for 2007	—	—	—	—	(239,816)	—	(239,816)
Unrealized loss, net, related to marketable securities and foundry investments	—	—	—	—	—	(998)	(998)
Translation adjustments	—	—	—	—	—	(150)	(150)

Comprehensive loss	—	—	—	—	—	—	(233,754)

Common stock issued in connection with exercise of stock options, ESPP and net vested RSUs	608	6	2,728	—	—	—	2,734
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	5,497	—	—	—	5,497
Distribution of stock held by deferred stock compensation plan	—	—	10	—	—	—	10

Balances, December 29, 2007	115,134	1,151	611,508	—	(325,049)	(1,378)	286,232
Net loss for 2008	—	—	—	—	(38,206)	—	(38,206)
Unrealized gain, net, related to marketable securities and foundry investments	—	—	—	—	—	713	713
Translation adjustments	—	—	—	—	—	132	132

Comprehensive loss	—	—	—	—	—	—	(37,361)

Common stock issued in connection with exercise of stock options, ESPP and net vested RSUs	335	4	437	—	—	—	441
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	5,575	—	—	—	5,575
Distribution of stock held by deferred stock compensation plan	—	—	52	—	—	—	52

Balances, January 3, 2009	115,469	1,155	617,572	—	(363,255)	(533)	254,939
Net loss for 2009	—	—	—	—	(6,957)	—	(6,957)
Unrealized gain, net, related to marketable securities	—	—	—	—	—	1,031	1,031
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	—	(284)	(284)
Translation adjustments	—	—	—	—	—	(56)	(56)

Comprehensive loss	—	—	—	—	—	—	(6,266)

Common stock issued in connection with exercise of stock options, ESPP and net vested RSUs	386	4	198	—	—	—	202
Stock repurchase	(263)	(3)	—	(326)	—	—	(329)
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	4,576	—	—	—	4,576
Distribution of stock held by deferred stock compensation plan	—	—	238	—	—	—	238

Balances, January 2, 2010	115,592	$1,156	$622,584	$(326)	$(370,212)	$158	$253,360

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Cash flows from operating activities:
Net loss	$(6,957)	$(38,206)	$(239,816)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,210	21,933	26,957
Gain on extinguishment of convertible notes	—	—	(2,746)
Impairment charge on goodwill and acquired intellectual property	—	—	223,556
Impairment of Long-term marketable securities and Other current assets	2,600	20,707	—
Gain on sale of equity securities	(2,958)	—	—
Loss on sale of UMC common stock	—	233	—
Gain on sale of land	—	—	(1,604)
Stock-based compensation	4,576	5,575	5,497
Changes in assets and liabilities:
Accounts receivable, net	(7,147)	2,889	(6,748)
Other receivable	60,000	—	—
Inventories	6,778	7,302	(1,189)
Prepaid expenses and other current assets	322	(1,915)	(2,426)
Foundry advances (includes advance credits)	20,082	15,593	(22,891)
Accounts payable and accrued expenses (includes restructuring)	7,117	(3,840)	(9,260)
Accrued payroll obligations	(1,575)	(2,220)	(3,488)
Deferred income and allowances on sales to distributors	4,419	(2,292)	1,804
Other liabilities	(2,525)	624	3,858

Net cash provided by (used in) operating activities	98,942	26,383	(28,496)
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	19,932	79,063	323,472
Purchase of marketable securities	(8,511)	(37,841)	(223,332)
Proceeds from sale of UMC common stock	—	1,658	—
Proceeds from sale of land	—	—	2,249
Capital expenditures	(7,030)	(10,128)	(11,038)

Net cash provided by investing activities	4,391	32,752	91,351
Cash flows from financing activities:
Extinguishment of Zero Coupon Convertible Subordinated Notes	—	(40,000)	(66,551)
Advances on yen line of credit	—	1,414	—
Payment on yen line of credit	(805)	(4,654)	(2,143)
Net share settlement upon issuance of RSUs	(211)	(156)	—
Treasury stock	(329)	—	—
Net proceeds from issuance of common stock	413	597	2,734

Net cash used in financing activities	(932)	(42,799)	(65,960)
Net increase (decrease) in cash and cash equivalents	102,401	16,336	(3,105)
Beginning cash and cash equivalents	53,668	37,332	40,437

Ending cash and cash equivalents	$156,069	$53,668	$37,332

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on assets measured at fair value, net, included in Accumulated other comprehensive loss	$1,031	$713	$(998)
Distribution of deferred compensation from trust assets	$655	$1,439	$1,363
Non-cash exchange of Other receivable for Foundry advances, investments and other assets	$—	$60,000	$—

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

Fiscal Reporting Period

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2009 and 2007 were 52-week years ending January 2, 2010 and December 29, 2007, respectively. Our fiscal 2008 was a 53-week year ending January 3, 2009. Our fiscal 2010 will be a 52-week year and will end on January 1, 2011. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Lattice and its subsidiaries, all of which are wholly owned, after the elimination of all significant intercompany balances and transactions. Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year.

Cash and Cash Equivalents and Marketable Securities

We consider all investments that are readily convertible into cash and have original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist primarily of highly liquid investments in time deposits or money market accounts and are carried at cost. We account for marketable securities as available for sale with unrealized gains or losses recorded as Other comprehensive income (loss), unless losses are considered other-than-temporary, in which case, losses are charged to the Consolidated Statements of Operations.

Fair value of Financial Instruments

We invest in various financial instruments including corporate and government bonds, notes, commercial paper, auction rate securities and foundry investments. The Company values these instruments at their fair value and monitors their portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, the Company records an impairment charge and establishes a new carrying value. We assess other-than-temporary impairment of marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”). The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Derivative Financial Instruments

At January 2, 2010, January 3, 2009 and December 29, 2007 and for the fiscal years then ended, we had no outstanding derivatives, including foreign exchange contracts for the purchase or sale of foreign currencies.

Foreign Exchange and Translation of Foreign Currencies

A portion of our silicon wafer and other purchases are denominated in Japanese yen and we bill our Japanese customers in yen. Gains or losses from foreign exchange rate fluctuations on balances denominated in foreign currencies are reflected in Other income (expense), net. Realized and unrealized gains or losses on foreign currency transactions were not significant for the years presented. We translate accounts denominated in foreign currencies in accordance with ASC 830, “Foreign Currency Matters” using the current rate method, under which asset and liability accounts are translated at the current rate, while stockholders’ equity accounts are translated at the appropriate historical rates. Translation adjustments related to the consolidation of foreign subsidiary financial statements are reflected in Accumulated other comprehensive income (loss) in Stockholders’ equity.

Concentration Risk

Potential exposure to concentration risk consist primarily of cash and cash equivalents, marketable securities, trade receivables and supply of wafers for our new products. We place our investments primarily through three financial institutions and mitigate the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company’s investment policy defines approved credit ratings for investment securities. Purchased securities must meet or exceed the ratings; however, due to liquidity issues in global credit and capital markets, some of our auction rate securities have fallen below our required credit ratings during the past year. Investments consisted primarily of money market instruments, “C” or better rated auction rate securities, “AA” or better corporate notes and bonds, “AA” or better rated U. S. municipal notes, and U.S. government agency obligations. See Note 2 for a discussion of the liquidity attributes of our marketable securities.

Concentration of credit risk with respect to trade receivables are mitigated by a geographically diverse customer base and our credit and collection process. Accounts receivable are recorded at the invoice amount, do not bear interest, and are shown net of allowances for doubtful accounts of $1.0 million and $1.2 million at January 2, 2010 and January 3, 2009, respectively. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

Other receivable, Current portion of foundry advances and Foundry advances and other assets include $11.5 million and $91.6 million at January 2, 2010 and January 3, 2009, respectively, pursuant to an agreement with Fujitsu Limited (“Fujitsu”) in which we agreed to advance $125.0 million to Fujitsu for future wafer purchases. As more fully described in Note 6, we expect to receive payment of this amount in the form of advance credits from Fujitsu. We rely on Fujitsu for essentially all wafer purchases for our new products. The repayment obligation of Fujitsu is unsecured.

Revenue Recognition and Deferred Income

Revenue from sales to customers is generally recognized upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is probable, there are no customer remaining acceptance requirements and no remaining significant obligations. We sell our products directly to end customers or through a network of independent manufacturers’ representatives and indirectly through a network of independent sell-in and sell-through distributors. Revenue and cost relating to sell-through distributor sales are deferred until either the product is sold by the distributor or return privileges terminate, at which time related distributor resale revenue, effects of distributor price adjustments, and costs are reflected in income. Our revenue reporting is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our revenues, deferred income and allowances on sales to distributors, and net income. Revenue from software licensing was not material for the periods presented.

We enter into arrangements with certain sell-through distributors to issue accounts receivable credit adjustments (“distributor advances”) to reduce the distributors’ working capital required to service our end customers. The distributor advances are for estimated future price discounts and are recorded as a reduction of Deferred income and allowances on sales to distributors. These arrangements are unsecured, bear no interest, are settled on a quarterly basis and are due upon demand. The distributor advances have no impact on revenue recognition and totaled $16.5 million and $6.3 million at January 2, 2010 and January 3, 2009, respectively.

During fiscal 2009, the Company embarked on a program to restructure our distribution channels primarily in the Asia Pacific region, from a sell-in to a sell-through distribution model. As a result we expect the majority of our revenue in fiscal 2010 will be from reported resale from our sell-through distributors. Resale of product by sell-through distributors as a percentage of our total revenue was 38%, 33% and 36% in fiscal 2009, 2008 and 2007, respectively.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market.

Long-Lived Assets

We review our long-lived assets, primarily property and equipment and amortizable intangible assets, in accordance with ASC 360, “Property, Plant and Equipment” which requires us to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the estimated undiscounted cash flows to the carrying amount. A loss is recorded if the carrying amount of the asset exceeds the estimated undiscounted cash flows.

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

Leases

We lease office space and classify our leases as either operating or capital lease arrangements in accordance with the criteria of ASC 840, “Leases.” Certain of our office space operating leases contain provisions under which monthly rent escalates over time and certain leases may also contain provisions for reimbursement of a specified amount of leasehold improvements. When lease agreements contain escalating rent clauses, we recognize expense on a straight-line basis over the term of the lease. When lease agreements provide allowances for leasehold improvements, we capitalize the leasehold improvement assets and amortize them on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset, and reduce rent expense on a straight-line basis over the term of the lease by the amount of the asset capitalized.

Goodwill

At December 29, 2007, the estimated fair value of the Company was below book value. Therefore, the Company performed an impairment test on Goodwill in accordance with ASC 350, “Intangibles—Goodwill and Other.” We calculated the impairment loss based on an allocation of the fair value of the Company’s equity to the fair value of the Company’s assets and liabilities in a manner similar to a purchase price allocation in a business combination. Fair value was based on two primary valuation methodologies: the income approach, which used the discounted cash flow method, and the market approach, which used the market capitalization method. In the allocation, goodwill was determined to have no implied fair value, and, as a result, goodwill related to the acquisition of Vantis Corporation on June 15, 1999, the acquisition of Integrated Intellectual Properties, Inc. on March 16, 2001, and the acquisition of the FPGA business of Agere Systems, Inc. on January 18, 2002 totaling $223.6 million was written off and recorded as an Impairment loss on goodwill. As a result, we no longer have Goodwill recorded on our Consolidated Balance Sheets.

Restructuring charges

Expenses associated with exit or disposal activities are recognized when incurred under ASC 420, “Exit or Disposal Cost Obligations,” for everything but severance. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated in accordance with ASC 712, “Compensation—Nonretirement Postemployment Benefits.” For leased facilities that were vacated, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, was recorded as a part of restructuring charges.

Research and Development

Research and development costs are expensed as incurred.

Accounting for Income Taxes

To report income tax expense related to operating results, we record current and deferred income tax assets and liabilities in our Consolidated Balance Sheet. In determining the value of our deferred tax assets, we make estimates of future taxable income. At the end of fiscal years 2009, 2008 and 2007, we have recorded full valuation allowances for all of our U.S. deferred tax assets due to uncertainties regarding their realization. At the end of fiscal years 2009 and 2008 we no longer have a valuation allowance against our foreign deferred tax assets as we believe it is more likely than not that the deferred tax assets will be realized.

We recognize uncertain tax positions in accordance with ASC 712, “Income Taxes.” We recognize estimated interest and penalties that would be assessed in relation to the estimated settlement value of uncertain tax positions in the Provision for income taxes.

Stock-Based Compensation

The Company records stock-based compensation expense related to employee and director stock options and the Employee Stock Purchase Plan (“ESPP”) in accordance with ASC 718, “Compensation—Stock Compensation.” The Company adopted the modified prospective transition method provided for under ASC 718. Under this transition method, compensation expense associated with stock options now includes: 1) compensation expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718 and 2) compensation expense related to all stock option awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718. In addition, the Company records compensation expense over the offering period in connection with shares issuable under the ESPP. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method discussed in ASC 718. Compensation expense is reduced by actual forfeitures each quarter.

Net Loss Per Share

Net loss per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method and the “if converted” method for convertible securities. Potentially dilutive securities consist of stock options, restricted stock units (“RSUs”), warrants to purchase common stock and Zero Coupon Convertible Subordinated Notes (“Convertible Notes”).

A reconciliation of basic and diluted net loss per share is presented below (in thousands, except per share data):

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Basic and diluted net loss	$(6,957)	$(38,206)	$(239,816)

Shares used in basic net loss per share	115,384	115,291	114,915
Dilutive effect of stock options, warrants and convertible notes	—	—	—

Shares used in diluted net loss per share	115,384	115,291	114,915

Basic net loss per share	$(0.06)	$(0.33)	$(2.09)

Diluted net loss per share	$(0.06)	$(0.33)	$(2.09)

The computation of diluted earnings per share for fiscal years 2009, 2008 and 2007 excludes the effects of stock options, RSUs and warrants aggregating 13.1 million, 20.4 million and 22.1 million shares, respectively, because the effect was antidilutive. Stock options, RSUs and warrants are antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period.

The effects of Convertible Notes, aggregating 1.8 million and 5.1 million shares for fiscal years 2008 and 2007, respectively, are excluded from the computation of diluted earnings per share, as the effect was antidilutive. There were no outstanding Convertible Notes during fiscal 2009.

Comprehensive Loss

For fiscal 2009, comprehensive loss consists primarily of net loss of $7.0 million partially offset by a $1.0 million unrealized gain arising from marketable securities. For fiscal 2008, comprehensive loss consists primarily of net loss of $38.2 million partially offset by a $0.7 million unrealized gain arising from marketable securities and foundry investments. For fiscal 2007, comprehensive loss consists primarily of net loss of $239.8 million and a $1.0 million unrealized loss related to marketable securities and foundry investments.

Supplemental Cash Flow

Income taxes paid approximated $0.3 million, $0.5 million and $0.5 million in fiscal years 2009, 2008 and 2007, respectively. Interest paid was insignificant for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory and deferred income taxes, and liabilities, such as accrued liabilities (including restructuring charges), income taxes and deferred income and allowances on sales to distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

New Accounting Pronouncements

In September 2009 the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force),” (“ASU 2009-13”). ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. Additionally, ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the residual method and requires an entity to allocate revenue using the relative selling price method. This update is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. Adoption is not expected to materially impact the Company’s consolidated financial position, results of operations or cash flows directly when it becomes effective, as the Company will not elect retrospective adoption. However, this update may impact how the Company reflects multiple-element arrangements entered into subsequent to January 1, 2011, in the financial statements.

In January 2010 the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Company does not anticipate that the adoption of this statement will materially expand its consolidated financial statement footnote disclosures.

(2)—Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (in thousands):

	January 2, 2010	January 3, 2009
Short-term marketable securities:	$8,471	$12,241

Long-term marketable securities:
Due after five years through ten years	—	5,333
Due after ten years	12,743	13,233
No contractual maturity date	196	919

	12,939	19,485

	$21,410	$31,726

The following table summarizes the composition of our marketable securities (in thousands):

	January 2, 2010	January 3, 2009
Short-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Corporate and municipal bonds, notes and commercial paper	$8,471	$7,221
Market rate investments	—	5,020

	8,471	12,241

Long-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Federally insured or FFELP guaranteed student loans	12,743	13,233
Corporate bonds, subject to credit default swap risk	—	5,333
Auction market preferred shares	196	919

	12,939	19,485

	$21,410	$31,726

The following table summarizes the composition of our auction rate securities (in thousands):

	January 2, 2010			January 3, 2009
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities
Federally-insured student loans	$15,725	$12,743	AAA	$16,875	$13,233	AAA
Corporate notes	—	—	—	14,000	5,333	BBB, A-
Ambac Assurance Corporation	8,325	196	C	8,325	919	BBB

	$24,050	$12,939		$39,200	$19,485

At January 2, 2010 and January 3, 2009, the Company held auction rate securities with a face value of $24.1 million and $39.2 million, respectively. During the year ended January 2, 2010, the Company accepted eight redemptions ranging from 40% to 100% of par value of auction rate securities. The Company intends to sell its auction rate securities as markets for these securities resume or offers become available. At January 2, 2010, due to continued multiple failed auctions and a determination of illiquidity, the $24.1 million par value of auction rate securities held by the Company had an estimated fair value of $12.9 million and are classified as Long-term marketable securities. At January 3, 2009, the fair value of auction rate securities held by the Company and classified as Long-term marketable securities was $19.5 million.

Long-term marketable securities with a par value of $15.7 million (estimated fair value of $12.7 million) are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program (“FFELP”). Long-term marketable securities with a par value of $8.3 million (estimated fair value of $0.2 million) were replaced on December 3, 2008 by auction market preferred shares issued by Ambac Assurant Corporation (“AMBAC”), as a result of AMBAC exercising their put option feature provided in this security. On August 1, 2009, AMBAC discontinued paying monthly dividends on its auction market preferred shares, which reduced interest income included in Other income (expense), net, by less than $0.1 million per quarter.

While the auctions for auction rate securities have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007). These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Consolidated Balance Sheets. Due to the severity of the decline in fair value, the duration of the decline, and the downgrading of the credit ratings on some of the securities, the Company determined that an other-than-temporary decline in fair value had occurred, and recorded additional impairment charges of $2.6 million for the fiscal year ended January 2, 2010. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

(3)—Fair Value of Financial Instruments (in thousands):

	Fair value measurements as of January 2, 2010
	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$8,471	$8,471	$—	$—
Long-term marketable securities	12,939	—	—	12,939

Total assets measured at fair value	$21,410	$8,471	$—	$12,939

For our Level 1 assets, we utilized quoted prices in active markets for identical assets. As a result of failed auctions on our auction rate securities, quoted prices in active markets are not readily available for our auction rate securities, and thus Level 3 data is used for valuation purposes. For our Level 3 assets, we employed the services of a valuation firm that specializes in valuing illiquid assets. In addition, we collect other available market information regarding auction rate securities, which include third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral. During the fiscal year ended January 2, 2010, the following changes occurred in our Level 3 assets (in thousands):

	Year Ended
	January 2, 2010	January 3, 2009
Beginning fair value of Long-term marketable securities	$19,485	$44,900
Fair value of securities sold or redeemed	(6,304)	(5,700)
Temporary or other-than-temporary fluctuations in fair value	(242)	(19,715)

Ending fair value of Long-term marketable securities	$12,939	$19,485

In accordance with ASC 320, “Investments—Debt and Equity Securities,” the Company recorded an unrealized loss of less than $0.1 million during the year ended January 2, 2010 on certain Short-term marketable securities, which has been recorded in Accumulated other comprehensive income (loss). Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. For the year ended January 2, 2010, approximately $1.0 million in unrealized gains were recorded in Accumulated other comprehensive income (loss). If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive income (loss).

(4)—Inventories (in thousands):

	January 2, 2010	January 3, 2009
Work in progress	$15,046	$22,167
Finished goods	10,879	10,536

	$25,925	$32,703

(5)—Property and Equipment (in thousands):

	January 2, 2010	January 3, 2009
Land	$1,456	$1,456
Buildings	27,972	27,972
Computer and test equipment	143,750	141,197
Office furniture and equipment	9,921	9,735
Leasehold and building improvements	13,612	13,365

	196,711	193,725
Accumulated depreciation and amortization	(160,204)	(153,418)

	$36,507	$40,307

Depreciation expense was $10.8 million, $13.4 million and $13.5 million for fiscal years 2009, 2008 and 2007, respectively.

(6)—Foundry Advances and Other Assets (in thousands):

	January 2, 2010	January 3, 2009
Foundry advances and other assets	$15,115	$39,237
Less: Current portion of foundry advances	(11,475)	(19,157)

	$3,640	$20,080

The Company has an Advance Payment and Purchase Agreement (“the Agreement”), with Fujitsu Limited (“Fujitsu”), pursuant to which we advanced $125.0 million in support of the development and construction of a 300mm wafer fabrication facility in Mie, Japan. As of March 31, 2007, we had completed the unsecured advance payments.

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

Under the terms of a letter agreement between the Company and Fujitsu, Fujitsu agreed to repay in cash to the Company $60.0 million (recorded as Other receivable in the Consolidated Balance Sheet at January 3, 2009), plus interest, which was received in fiscal 2009 on the outstanding portion of the Advance Payment made by us to Fujitsu under the terms of the Agreement. In addition, we expect to receive the remaining advance of approximately $11.5 million in the form of advance credits, including engineering mask set charges, by the end of the second quarter of the Company’s fiscal year 2010.

All other terms and conditions of the Agreement remain in full force and effect until repayment of the advance payment in full. The repayment obligation of Fujitsu is unsecured.

(7)—Intangible Assets and Goodwill:

At January 2, 2010, purchased intangible assets related to current technology and licenses and Goodwill were fully amortized, or in the case of Goodwill, fully impaired.

Amortization of intangible assets is related to our 2002 acquisition of the FPGA business of Agere Systems, Inc. and of Cerdelinx Technologies, Inc. Amortization expense was $0.2 million in fiscal 2009, $5.6 million in fiscal 2008 and $9.8 million in 2007. Under the guidance of ASC 350, “Intangibles—Goodwill and Other (“ASC 350”),” the Company evaluates the remaining useful life and recoverability of equipment and other assets, including intangible assets with definite lives, whenever events or changes in circumstances require us to do so. At January 3, 2009, we concluded that Intangible assets were not impaired. At January 2, 2010, we no longer have Intangible assets recorded on our Consolidated Balance Sheets.

At December 29, 2007, the estimated fair value of the Company was below book value. Therefore, the Company performed an impairment test on Goodwill in accordance with ASC 350. We calculated the impairment loss based on an allocation of the fair value of the Company’s equity to the fair value of the Company’s assets and liabilities in a manner similar to a purchase price allocation in a business combination. Fair value was based on two primary valuation methodologies: the income approach, which used the discounted cash flow method, and the market approach, which used the market capitalization method. In the allocation, goodwill was determined to have no implied fair value, and, as a result, goodwill related to the acquisition of Vantis Corporation on June 15, 1999, the acquisition of Integrated Intellectual Properties, Inc. on March 16, 2001, and the acquisition of the FPGA business of Agere Systems, Inc. on January 18, 2002 totaling $223.6 million was written off and recorded as an Impairment loss on goodwill. As a result, we no longer have Goodwill recorded on our Consolidated Balance Sheets.

(8)—Yen Based Line of Credit:

On August 11, 2004, we entered into an agreement with a bank under the terms of which we could borrow up to $6.0 million in Japanese yen in a revolving line of credit arrangement. In the first fiscal quarter of 2008, we amended the agreement to reduce the line of credit to $4.0 million. Outstanding borrowings were collateralized by a market rate investment account. Interest on outstanding borrowings were based on the Japanese LIBOR Fixed Rate. Outstanding borrowings at January 3, 2009 were $0.8 million and were reported in Accounts payable and accrued expenses on the Consolidated Balance Sheets. This arrangement was terminated by the Company during the first quarter of fiscal 2009.

(9)—Lease Obligations:

Certain of our facilities are leased under operating leases, which expire at various times through 2014. Rental expense under the operating leases was $3.0 million, $3.8 million and $5.4 million for fiscal years 2009, 2008 and 2007, respectively. Future minimum lease commitments at January 2, 2010 are as follows (in thousands):

Fiscal year	Amount
2010	$4,080
2011	3,593
2012	2,942
2013	2,750
2014	480
Thereafter	—

$13,845

(10)—Income Taxes:

The components of the Provision for income taxes for fiscal years 2009, 2008, and 2007 are presented in the following table (in thousands):

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Current:
Federal	$74	$(145)	$(107)
State	55	50	33
Foreign	377	268	729

	506	173	655

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	11	7	31

	11	7	31

Provision for income taxes	$517	$180	$686

The Provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (dollars in thousands):

	Year Ended
	January 2, 2010		January 3, 2009		December 29, 2007
		%		%		%
Computed income tax benefit at the statutory rate	$(2,254)	35	$(13,309)	35	$(83,697)	35
Adjustments for tax effects of:
State taxes, net	(726)	11	(2,063)	5	(3,319)	1
Research and development credits	(899)	14	(920)	2	(1,258)	—
Foreign taxes	(476)	7	3	—	184	—
Foreign dividends	860	(13)	729	(2)	82	—
Valuation allowance	(94)	1	13,132	(34)	77,240	(32)
Change in uncertain tax benefit accrual	412	(6)	131	—	43	—
Goodwill impairment	—	—	—	—	8,040	(3)
Amortization of intangibles related to acquisitions	—	—	—	—	583	—
Stock-based compensation	2,086	(32)	2,412	(6)	2,410	(1)
Tax rate change	1,386	(22)	(266)	1	—	—
Other	222	(3)	331	(1)	378	—

Provision for income taxes	$517	(8)	$180	—	$686	—

ASC 740, “Income Taxes,” provides for the recognition of deferred tax assets if realization of these assets is more likely than not. We have provided a valuation allowance equal to our net federal and state deferred tax assets due to uncertainties regarding their realization. As of January 2, 2010 the net deferred tax asset relates to foreign jurisdictions where we have concluded it is more likely than not that we will realize the net deferred tax assets in future periods. The net decrease in the total valuation allowance for the year ended January 2, 2010 was less than $0.1 million.

During 2009 the Company transferred its inventory management, order fulfillment and direct sales logistics from its headquarters in Oregon to a third party contractor in Singapore. The relocation of the Company’s distribution center changes the sourcing of sales for state taxation purposes. This change reduces the taxable income/(loss) sourced to Oregon and therefore reduces the Company’s effective tax rate. The Company’s deferred tax assets have been reduced by $1.4 million to reflect the decrease in future tax benefit of its net deferred tax asset. The income tax expense associated with the reduction of the net deferred tax asset during 2009 has been reflected within the rate reconciliation with an offsetting adjustment to the valuation allowance.

The components of our net deferred tax assets are as follows (in thousands):

	January 2, 2010	January 3, 2009
Deferred tax assets:
Accrued expenses and reserves	$1,914	$1,458
Inventory	4,535	3,983
Deferred revenue	9,843	4,499
Stock-based and deferred compensation	2,678	3,216
Intangible assets	90,867	109,362
Fixed assets	3,377	2,107
Net operating loss carryforward	146,707	136,205
Tax credit carryforward	26,717	25,074
Capital loss carryforward	2,800	—
Unrealized loss on securities	4,769	7,814
Other	13	12

	294,220	293,730
Less: valuation allowance	(292,683)	(292,752)

Net deferred tax assets	1,537	978

Deferred tax liabilities:
Prepaid expenses	796	694
Other	624	166

Total deferred tax liabilities	1,420	860

Net deferred tax assets	$117	$118

At January 2, 2010, we have federal net operating loss carryforwards (pre-tax) of approximately $379.4 million that expire at various dates between 2021 and 2029. We have state net operating loss carryforwards (pre-tax) of approximately $187.5 million that expire at various dates from 2010 through 2029. We also have federal and state credit carryforwards of $31.4 million, $17.9 million of which do not expire, with the remainder expiring at various dates from 2010 through 2029.

Future utilization of federal and state net operating losses and tax credit carryforwards may be limited if cumulative changes to ownership exceed 50% within any three-year period.

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $0.4 million of the undistributed earnings of our Chinese subsidiary. We intend to reinvest these earnings indefinitely in our Chinese subsidiary. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Effective December 31, 2006, we adopted ASC 740-10, “Accounting for Uncertainty in Income Taxes.” As a result of the requirements under ASC 740-10 relating to the recognition and measurement of uncertain tax positions, we recognized as a cumulative effect adjustment, a decrease in Other long-term liabilities of $8.6 million, an increase in Accounts payable and accrued expenses of $1.4 million and a reduction in Accumulated deficit of $7.2 million. At the date of adoption, our unrecognized tax benefits, exclusive of associated interest and penalties, totaled $4.3 million, of which $4.1 million, if recognized, would affect the effective tax rate. At the date of adoption, interest and penalties associated with unrecognized tax benefits were $0.6 million.

At January 2, 2010, our unrecognized tax benefits associated with uncertain tax positions were $7.0 million, of which $6.8 million, if recognized, would affect the effective tax rate. As of January 2, 2010, interest and penalties associated with unrecognized tax benefits were $0.9 million.

The following table summarizes the changes to unrecognized tax benefits for fiscal years 2009, 2008 and 2007 (in thousands):

Unrecognized tax benefit	Amount
Balance at December 31, 2006	$4,308
Additions based on tax positions related to the current year	692
Additions based on tax positions of prior years	368
Reduction for tax positions of prior years	(224)
Settlements	(189)
Reduction as a result of lapse of applicable statute of limitations	(15)

Balance at December 30, 2007	4,940
Additions based on tax positions related to the current year	727
Additions based on tax positions of prior years	924
Reduction for tax positions of prior years	(235)
Settlements	—
Reduction as a result of lapse of applicable statute of limitations	(118)

Balance at January 3, 2009	6,238
Additions based on tax positions related to the current year	473
Additions based on tax positions of prior years	341
Reduction for tax positions of prior years	—
Settlements	—
Reduction as a result of lapse of applicable statute of limitations	(83)

Balance at January 2, 2010	$6,969

At January 2, 2010, it is reasonably possible that $1.5 million of unrecognized tax benefits and $0.8 million of associated interest and penalties could significantly change during the next twelve months. The $2.3 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to matters currently in IRS appeals, certain federal and state credits and uncertain income tax positions related to foreign tax filings for years no longer subject to examination under expiring statutes of limitations.

On February 17, 2009, The American Recovery and Reinvestment Act of 2009 was signed into law. This act extends the election to forego bonus depreciation and accelerate certain unutilized income tax credits in 2009. The Company recorded an income tax benefit of $0.3 million during 2009 related to the acceleration of its research tax credit.

In 2009 we received a $0.1 million refund of previously paid taxes in the People’s Republic of China. The refund was granted due to specific development activities conducted within the People’s Republic of China.

The Internal Revenue Service has examined our income tax returns for 2001 and 2002, and issued proposed adjustments of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. Although we do not agree with the proposed adjustment related to the prepaid expense matter, we believe that we have reached a tentative agreement concerning the acquisition costs. During the three months ended March 29, 2008, we made a payment of $0.3 million related to the tentative agreement. On May 23, 2008, the Company filed a petition with the Tax Court seeking a redetermination of the prepaid expense adjustment. Although the final resolution of this matter is uncertain, we believe that adequate amounts have been provided for as unrecognized tax benefits. There is the possibility of either favorable or unfavorable effect on our results of operations in the period in which these matters are effectively settled. We will recognize any uncertain tax benefit or expense in the quarter settled.

We are not currently under examination in any state or local jurisdictions. We are currently under audit in Taiwan. To date, there are no proposed adjustments that are expected to have a material adverse effect on our results of operations.

The Company is subject to federal and state income tax as well as income tax in the various foreign jurisdictions in which the Company operates. The 2000 through 2002 tax years remain subject to federal and state examination due to statute of limitations extensions entered into related to the petition with the Tax Court. Additionally, the tax years that remain subject to examination are 2006 for federal income taxes, 2005 for state income taxes, and 2003 for foreign income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carry forward amount.

(11)—Restructuring Charges:

During the third quarter of fiscal 2009, the Company initiated a restructuring plan (“2009 restructuring plan”) to lower operating expenses primarily by reducing headcount, reducing occupancy in certain leased facilities and to transfer inventory management, order fulfillment, and direct sales logistics from its headquarters in Oregon to a third party contractor in Singapore. The Company recorded a restructuring charge of severance and lease related costs of $3.0 million in connection with the 2009 restructuring plan. The 2009 restructuring plan was substantially completed in the fourth quarter of fiscal 2009.

During December 2009, the Company adopted a restructuring plan (“December 2009 restructuring plan”) under which the Company established an operations center in Singapore. The Company will begin to transfer some of its supply chain activities from the Company’s headquarters in Oregon to the new operations center in Singapore in 2010. The Company recorded a restructuring charge of severance and related costs of $0.8 million in connection with the December 2009 restructuring plan. The December 2009 restructuring plan will be substantially completed by the fourth quarter of fiscal 2010.

During the third quarter of fiscal 2008, we initiated a restructuring plan (“2008 restructuring plan”) to better align operating expenses with near-term revenue expectations, primarily by reducing headcount. The 2008 restructuring plan was substantially complete by the end of fiscal 2008. During the third quarter of fiscal 2007, we approved and initiated a restructuring plan to lower operating expenses primarily by reducing headcount. This plan encompassed a reduction in work force, a voluntary separation program for certain employees and the closure of certain leased facilities. During the fourth quarter of fiscal 2005, we initiated and completed a restructuring plan (“2005 restructuring plan”) to reduce operating expenses. The 2005 restructuring plan encompassed three major components—a streamlining of research and development sites, a voluntary separation program for certain employees and an organizational consolidation within the Company’s largest design center.

At January 2, 2010, the Consolidated Balance Sheet included $1.9 million primarily related to operating lease commitments and severance and related expenses accrued under the provisions of the 2009 and December 2009 restructuring plans. In addition, the Consolidated Balance Sheet included $0.3 million related to operating lease commitments accrued under the provisions of the 2005 restructuring plan.

The following table displays the activity related to all of the plans described above (in thousands):

	Balance at January 3, 2009	Charged to expense in fiscal 2009	Paid or settled	Adjustments to reserve credited to expense in fiscal 2009	Balance at January 2, 2010	Cumulative expense through year ended January 3, 2009	Aggregate expense and adjustments
2009 Restructuring Plans
Severance and related costs	$—	$2,384	$(1,653)	$(16)	$715	$—	$2,368
Lease loss reserve	—	1,357	(188)	—	1,169	—	1,356
Other	—	31	(18)	—	13	—	31

Subtotal	—	3,772	(1,859)	(16)	1,897	—	3,755

Pre-2009 Restructuring Plans
Lease loss reserve and other	683	(28)	(277)	(39)	339	21,406	21,339

Total restructuring plans	$683	$3,744	$(2,136)	$(55)	$2,236	$21,406	$25,094

Total restructuring charges in fiscal years 2009, 2008 and 2007 were as follows (in thousands):

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Severance and related costs	$2,334	$4,996	$2,403
Lease loss reserve	1,358	1,545	(173)
Other	(3)	248	142

	$3,689	$6,789	$2,372

We cannot be certain as to the actual amount of any remaining restructuring charges or the timing of their recognition for financial reporting purposes.

(12)—Zero Coupon Convertible Subordinated Notes due in 2010:

On June 20, 2003, we issued $200.0 million in Convertible Notes. The Company repurchased a total of $160.0 million of these Convertible Notes from 2003 through 2007. On July 2, 2008, the Company completed the repurchase of the remaining $40.0 million in principal amount of its Convertible Notes in accordance with the provisions of the Indenture dated June 20, 2003 and pursuant to the exercise by the noteholders of their repurchase rights. As of July 2, 2008, no Convertible Notes remained.

(13)—Common Stock Repurchase Program:

On December 13, 2008, the Company’s Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program was twelve months, and expired on December 13, 2009. During fiscal 2009, approximately 263,000 shares were repurchased for $0.3 million, all of which were open market transactions and were funded from available working capital. There were no purchases in fiscal 2008.

(14)—Stockholders’ Equity:

Stock Warrants

Warrants (last issued in fiscal year 2004) for 294,579, 256,661 and 119,074 shares expired unexercised during fiscal years 2009, 2008 and 2007, respectively. There are no outstanding warrants as of January 2, 2010. Expense recorded in conjunction with the vesting of warrants was not material to our Consolidated Financial Statements for fiscal years 2009, 2008 and 2007.

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

Restricted stock unit (“RSUs”) grants are part of the Company’s equity compensation practices for employees who receive equity grants. The RSUs granted to employees generally vest quarterly over a four-year period beginning on the grant date.

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

The Company’s ESPP, which was amended and approved most recently by our stockholders in May 2007, permits eligible employees to purchase shares of common stock through payroll deductions, not to exceed 10% of an employee’s compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period, but in no event less than the book value per share at the mid-point of each offering period. An aggregate of 5,500,000 shares of common stock have been authorized for issuance under the plan. We have treated the ESPP as a compensatory plan, and recorded compensation expense related to the ESPP of $0.3 million and $0.5 million for fiscal 2009 and fiscal 2008, respectively.

Stock-Based Compensation

Total stock-based compensation expense was included in the Consolidated Statements of Operations as follows (in thousands):

	Year Ended
Line item:	January 2, 2010	January 3, 2009	December 29, 2007
Cost of products sold	$353	$422	$483
Research and development	1,572	2,467	2,741
Selling, general and administrative	2,651	2,433	2,273
Restructuring charges	—	253	—

	$4,576	$5,575	$5,497

The tax benefit and the resulting effect on cash flows from operations and financing activities related to stock-based compensation expense was not recognized as we currently provide a full valuation allowance against our U.S. deferred tax assets.

ASC 718, “Compensation-Stock Compensation (“ASC 718”),” requires that we recognize compensation expense for only the portion of employee and director options and ESPP rights that are expected to vest. Actual forfeitures occurring during a period are accounted for at that time.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. Beginning January 1, 2006, in connection with the adoption of ASC 718, the Company examined the historical pattern of option exercises in an effort to determine if there were any discernible activity patterns based on certain employee populations. From this analysis, the Company identified two employee populations. Prior to January 3, 2009, the Company used the simplified method as prescribed by the SEC’s Staff Accounting Bulletin No. 107. The Company now believes that it has sufficient internal historical data to refine the expected term assumption. As such, the expected term computation is based on historical vested option exercises and post-vest forfeiture patterns and includes an estimate of the expected term for options that were fully vested and outstanding at January 3, 2009 for each of the two populations identified. The expected volatility of both stock options and ESPP shares is based on the daily historical volatility of our stock price, measured over the expected term of the option or the ESPP purchase period. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option. The dividend yield reflects that we have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future.

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Employee and Director Stock Options
Expected volatility (%)	51.5 to 54.8	46.2 to 48.3	46.6 to 55.4
Risk-free interest rate (%)	1.65 to 2.66	2.0 to 3.3	3.3 to 4.8
Expected term (in years)	4.00 to 4.51	4.75	4.75
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan
Weighted average expected volatility (%)	71.0	46.0	48.0
Weighted average risk-free interest rate (%)	0.3	3.3	5.1
Expected term (in years)	0.50	0.50	0.50
Dividend yield	0%	0%	0%

At January 2, 2010, there was $8.6 million of total unrecognized compensation cost related to unvested employee and director stock options, which is expected to be recognized over a weighted average period of 2.1 years. Our current practice is to issue new shares to satisfy option exercises. Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

On December 22, 2008, the Company’s Board of Directors approved an offer to exchange stock options to purchase up to an aggregate of 7,875,084 shares of the Company’s common stock that were previously granted with an exercise price equal to or greater than $3.91 under the Company’s 1996 Stock Incentive Plan (“the 1996 Plan”) and the Company’s 2001 Stock Plan (“the 2001 Plan”), for new options issuable under the 1996 Plan or new RSUs issuable under the 2001 Plan. The offer was not extended to the Company’s executive officers, members of the board of directors or employees based outside the United States. The offer expired on February 3, 2009 at which time the exchange was consummated. Approximately 300 eligible option holders elected to participate in the exchange and the Company accepted for cancellation options to purchase an aggregate of 3,571,228 shares of the Company’s common stock under the 1996 Plan and options to purchase an aggregate of 2,493,826 shares under the 2001 Plan. These shares are included in the Forfeited, expired or exchanged line in the table below. Subject to the terms and conditions of the exchange offer, the Company granted new options to purchase up to an aggregate of 727,537 shares of the Company’s common stock under the 1996 Plan and 227,412 RSUs under the 2001 Plan. These shares are included in the Granted line in the table below. The stock-based compensation expense impact for the exchange was approximately $0.4 million and is being amortized over four years from the date of exchange.

The following table summarizes our stock option activity and related information for the year ended January 2, 2010 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Balance, January 3, 2009	15,441	$5.57
Granted	5,587	1.85
Exercised	(100)	1.73
Forfeited, expired or exchanged	(8,491)	7.11

Balance, January 2, 2010	12,437	$2.88

Vested and expected to vest at January 2, 2010	12,437	$2.88	5.84	$5,864

Exercisable, January 2, 2010	3,746	$4.60	4.72	$294

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of each fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that day. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for fiscal 2009, 2008 and 2007 was less than $0.1 million, $0.1 million and $0.2 million, respectively. The total fair value of options vested and expensed in fiscal 2009, 2008 and 2007 was $4.3 million, $4.8 million and $5.0 million, respectively.

The resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted were $1.05, $1.05 and $2.61 for fiscal years 2009, 2008 and 2007, respectively. The weighted average fair values calculated using the Black-Scholes option pricing model for the ESPP were $.66, $.88 and $1.46 for fiscal years 2009, 2008 and 2007, respectively.

The following table summarizes our RSU activity for the year ended January 2, 2010 (shares in thousands):

	Shares	Weighted average grant date fair value
Balance, January 3, 2009	592	$3.93
Granted	704	1.89
Vested	(286)	3.69
Forfeited	(85)	3.16

Balance at January 2, 2010	925	$2.52

At January 2, 2010, there was $3.4 million of total unrecognized compensation cost related to unvested RSUs. Our current practice is to issue new shares when RSUs vest. Compensation expense for RSUs is recognized using the straight-line method over the related vesting period.

At January 2, 2010, a total of 12.2 million shares of our common stock were available for future grants under our stock option plans. Shares subject to stock option grants that expire or are cancelled without delivery of such shares generally become available for re-issuance under these plans. At January 2, 2010, a total of 0.7 million shares of our common stock were available for future purchases under our ESPP.

(15)—Employee Benefit Plans:

Profit Sharing Plan

We initiated a profit sharing plan effective April 1, 1990. Under the provisions of this plan, as approved by the Board of Directors, a percentage of our operating income, as defined and calculated at the end of March and September for the prior six-month period, is paid to qualified employees. There was no expense recorded related to the profit sharing plan in fiscal years 2009, 2008 or 2007. This plan was terminated in 2008.

Qualified Investment Plan

In 1990, we adopted a 401(k) plan, which provides participants with an opportunity to accumulate funds for retirement. The plan does not allow investments in the Company’s common stock. The plan allows for the Company to make discretionary matching contributions in cash. The Company made no matching contributions in fiscal 2009 or fiscal 2008 and $1.5 million in matching contributions in fiscal 2007.

Executive Deferred Compensation Plan

We initiated an Executive Deferred Compensation Plan effective August 1997. Under the provisions of this plan, as approved by the Board of Directors, certain senior executives may annually defer up to 75% of their salary and up to 100% of their incentive compensation. The return on deferred funds is based upon the performance of designated mutual funds. There is no guaranteed return or matching contribution. We paid out $0.7 million, $1.4 million and $1.4 million of the deferred compensation balance in fiscal 2009, 2008 and 2007, respectively. Balances at January 2, 2010 and January 3, 2009 of $1.0 million and $1.5 million, respectively, are reflected in Other long-term liabilities in our accompanying Consolidated Balance Sheets and the related assets are included in Foundry advances and other assets in our accompanying Consolidated Balance Sheets. The deferred compensation amounts are unsecured obligations, but we have made corresponding contributions to a trust fund owned by the Company for the benefit of deferred compensation plan participants. The trust fund invests in mutual funds in the manner directed by participants pursuant to provisions of the plan. The mutual funds are accounted for as trading securities and are marked to market.

Executive Variable Compensation Plan

In December 2007, the Compensation Committee of the Board of Directors approved the 2008 Executive Variable Compensation Plan. The Company’s Chief Executive Officer and other members of senior management as nominated by the Chief Executive Officer and approved by the Compensation Committee are eligible to participate in the Executive Variable Compensation Plan. The payout for each participant is based both on Company performance, as measured by achievement of revenue and operating income performance goals approved by the Board prior to the commencement of the plan year, and individual performance. There was no expense under this plan during fiscal years 2009, 2008 or 2007.

2008 Executive Recognition Compensation Plan

In 2008, the Compensation Committee of the Board of Directors approved the 2008 Executive Recognition Compensation Plan for certain vice president level executives, designed as a stay-on incentive through a CEO transition. Payment was contingent upon satisfying a service condition and certain performance goals. There was a contingent element and discretionary element to this plan and the Company believes the attainment of management objectives were essentially met. Therefore, compensation of approximately $0.5 million was charged as compensation expense during fiscal 2008 and included in Accrued payroll obligations at January 3, 2009.

2009 Bonus Plan

On December 2, 2008, upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved the 2009 Bonus Plan which provides for the payment of two cash bonuses during the year to non-executive employees upon the achievement of specific performance criteria for the 2009 fiscal year and the payment of a single cash bonus to certain of the Company’s officers, including executive officers, upon the achievement of specific performance criteria for the 2009 fiscal year. The plan essentially replaced the prior profit sharing plan that terminated in fiscal 2008. There was no expense recorded under this plan during fiscal 2009.

2010 Cash Incentive Compensation Plan

On December 1, 2009, upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved the 2010 Cash Incentive Compensation Plan (“2010 Plan”). The chief executive officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, together with all other employees of the Company, are eligible to participate in the 2010 Plan. Under the 2010 Plan, individual cash incentive payments for the chief executive officer and other executive officers will be based both on Company performance, as measured by achievement of GAAP operating income, and individual performance, as measured by the achievement of personal management objectives. Under the 2010 Plan, cash incentive payments will be funded by the Company’s achievement of GAAP operating income, with funding of the plan to be determined as a specified percentage of GAAP operating income (before incentive plan accruals) within specified ranges established by the Compensation Committee. The Compensation Committee will determine the individual performance of the chief executive officer based on the achievement of personal management objectives that will be established by the committee during the first fiscal quarter of 2010, and the chief executive officer will determine the individual performance of the other participants based on the achievement of personal management objectives established by the chief executive officer and reviewed by the committee during the first fiscal quarter of 2010.

The 2010 Plan requires that the Company be profitable on a GAAP operating income basis or there will be no payments under the 2010 Plan. Under the 2010 Plan, the aggregate target cash incentive awards for all executive management participants, including the chief executive officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, total approximately $1.7 million, and the aggregate maximum cash award for all management participants totals approximately $3.0 million. The maximum amount of cash that can be paid out under the 2010 Plan is $6.5 million. Cash incentive awards, if any are earned, will be paid in February 2011.

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

We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity or our financial results. Periodically, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we then accrue a liability for the estimated loss based on the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 450, “Contingencies” (“ASC 450”). Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise estimates. Presently, no accrual has been estimated under ASC 450 for potential losses that may or may not arise from the current lawsuits in which we are involved.

(17)—Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic products. Our revenue by major geographic area was as follows (dollars in thousands):

	Year Ended
	January 2, 2010		January 3, 2009		December 29, 2007
	Total	%	Total	%	Total	%
United States	$28,296	15	$37,817	17	$42,681	19
Export revenue:
China	83,813	43	62,110	28	51,765	23
Europe	33,389	17	46,411	21	46,254	20
Japan	19,460	10	30,624	14	30,723	13
Taiwan	6,313	3	20,453	9	25,945	11
Other Asia	17,476	9	16,422	7	23,258	10
Other Americas	5,673	3	8,425	4	8,083	4

Total export revenue	166,124	85	184,445	83	186,028	81

Total revenue	$194,420	100	$222,262	100	$228,709	100

We assign revenue to geographies based on customer ship-to address at the point where revenue is recognized. In the case of sell-in distributors and OEM customers, revenue is typically recognized, and geography is assigned, when products are shipped to our distributor or customer. In the case of sell-through distributors, revenue is recognized when resale occurs and geography is assigned based on the customer location on the resale reports provided by the distributor.

Four of our largest customers are distributors and have historically made up a significant portion of our total revenue. Revenue attributable to resales of products by Arrow Electronics, Inc. accounted for approximately 9%, 11% and 13% of revenue in fiscal 2009, 2008 and 2007, respectively, and by Avnet, Inc. accounted for approximately 13%, 14% and 15% of revenue in fiscal 2009, 2008 and 2007, respectively. Sales of products to Promaster Technology Corporation accounted for approximately 1%, 10% and 10% of revenue in fiscal 2009, 2008 and 2007, respectively. Sales of products to ASTI Holdings Ltd. accounted for approximately 16%, 7%, and 9% of revenue in fiscal 2009, 2008 and 2007, respectively. No other individual customer accounted for more than 10% of total revenue in any of the fiscal years 2009, 2008 or 2007.

During fiscal 2009, the Company embarked on a program to restructure its distribution channels, primarily in the Asia Pacific region, from a sell-in to a sell-through distribution model. As a result we expect the majority of our revenue in fiscal 2010 to be resale of our products by sell-through distributors. In connection with this program, Lattice terminated our distribution agreement between Lattice and Promaster Technology Corporation on July 2, 2009, between Lattice and Dragon Technology Distribution and FE Global Electronics effective for various territories on February 1 and February 6, 2010, respectively, and between Lattice and other distributors effective on various dates. Dragon Technology Distribution and FE Global Electronics are wholly-owned subsidiaries of ASTI Holdings Ltd.

(18)—Quarterly Financial Data (Unaudited):

A summary of the Company’s consolidated quarterly results of operations is as follows (in thousands, except per share data):

	2009				2008
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenue	$55,087	$49,097	$46,900	$43,336	$49,969	$57,610	$58,079	$56,604
Gross margin	$30,460	$26,619	$24,586	$22,678	$24,342	$31,117	$32,528	$31,444
Restructuring charges (adjustment)	$1,185	$2,544	$(15)	$(25)	$259	$3,882	$858	$1,790
Net income (loss)	$5,626	$(4,114)	$(2,719)	$(5,750)	$(14,403)	$(6,978)	$(13,571)	$(3,254)
Basic net income (loss) per share	$0.05	$(0.04)	$(0.02)	$(0.05)	$(0.12)	$(0.06)	$(0.12)	$(0.03)
Diluted net income (loss) per share	$0.05	$(0.04)	$(0.02)	$(0.05)	$(0.12)	$(0.06)	$(0.12)	$(0.03)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lattice Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of Lattice Semiconductor Corporation and subsidiaries as of January 2, 2010, and January 3, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 2, 2010. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index under Item 8. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lattice Semiconductor Corporation and subsidiaries as of January 2, 2010, and January 3, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lattice Semiconductor Corporation’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 10 to the consolidated financial statements, the Company changed their method of accounting for uncertain tax positions effective December 31, 2006.

/s/ KPMG LLP

Portland, Oregon

March 10, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lattice Semiconductor Corporation:

We have audited Lattice Semiconductor Corporation’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lattice Semiconductor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lattice Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lattice Semiconductor Corporation and subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 2, 2010, and our report dated March 10, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

March 10, 2010

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of January 2, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of January 2, 2010, the Company’s internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s financial statements in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of January 2, 2010.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter or fiscal year ended January 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement (the “Proxy Statement”) for the 2010 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we will file not later than 120 days after the end of the fiscal year covered by this report. With the exception of the information expressly incorporated by reference from the Proxy Statement, the Proxy Statement is not to be deemed filed as a part of this report.

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

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our Annual Report on Form 10-K for the year ended January 3, 2009. The procedures by which security holders may recommend nominees to our Board of Directors were described in detail in the information concerning our Nominating and Governance Committee under the caption “Board Meetings and Committees” in our Proxy Statement filed March 26, 2009.

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

Equity Compensation Plan Information

The following table summarizes information, as of January 2, 2010, with respect to shares of our common stock that may be issued under our existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options assumed by us in connection with mergers and acquisitions. Footnote (5) to the table sets forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of January 2, 2010, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

	(A)		(B)	(C)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(in thousands except per share amounts)
Equity compensation plans:
Approved by security holders (1)	12,392		$2.86	12,839	(2)
Not approved by security holders	—	(3)	—	—	(4)

Total	12,392		$2.86	12,839

(1)	Includes shares of our common stock issuable upon exercise of options from the 1996 Stock Incentive Plan, the 2001 Stock Plan, the 2001 Outside Directors’ Stock Option Plan and Inducement Options.

(2)	Includes approximately 675,000 shares reserved for issuance under our Employee Stock Purchase Plan.

(3)	All warrants have expired unexercised.

(4)	All common stock held for the benefit of certain executives by our executive deferred compensation plan was distributed in early 2009.

(5)	The table does not include information for the stock options assumed by us in connection with mergers and acquisitions. At January 2, 2010, a total of 45,000 shares of our common stock were issuable upon exercise of those assumed options. The weighted-average exercise price of those assumed options is $8.17 per share.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) List of Documents Filed as Part of this Report

(1) All financial statements.

The following financial statements are filed as part of this report under Item 8.

Consolidated Financial Statements:
Consolidated Balance Sheets, at January 2, 2010 and January 3, 2009	38
Consolidated Statements of Operations, for the Years ended January 2, 2010, January 3, 2009 and December 29, 2007	39
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss), for the Years ended January 2, 2010, January 3, 2009 and December 29, 2007	40
Consolidated Statements of Cash Flows, for the Years ended January 2, 2010, January 3, 2009 and December 29, 2007	41
Notes to Consolidated Financial Statements	42

(2) Financial Statement Schedules.

Schedule II-Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

(3) Exhibits.

Exhibit Number	Description
3.1	The Company’s Restated Certificate of Incorporation filed February 24, 2004 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

3.2	The Company’s Bylaws, as amended and restated as of January 31, 2006 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed February 3, 2006).

4.4	Indenture, dated as of June 20, 2003, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

4.5	Form of Note for the Company’s Zero Coupon Convertible Subordinated Notes (Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

10.23	Advance Production Payment Agreement dated March 17, 1997 among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.23 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005)(1).

10.24*	Lattice Semiconductor Corporation 1996 Stock Incentive Plan, as amended, and Related Form of Option Agreement (Incorporated by reference to Exhibits (d)(1) and (d)(2) to the Company’s Schedule TO filed on February 13, 2003).

10.33*	2001 Outside Directors’ Stock Option Plan, as amended and restated effective May 1, 2007 (Incorporated by reference to the Appendix A filed with the Company’s 2007 Definitive Proxy Statement on Schedule 14A filed on April 5, 2007).

Exhibit Number	Description
10.34*	2001 Stock Plan, as amended, and related Form of Option Agreement (Incorporated by reference to Exhibits (d)(3) and (d)(4) to the Company’s Schedule TO filed on February 13, 2003).

10.35	Intellectual Property Agreement by and between Agere Systems Inc. and Agere Systems Guardian Corporation and Lattice Semiconductor Corporation as Buyer, dated January 18, 2002 (Incorporated by reference to Exhibit 10.35 filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.37*	Lattice Semiconductor Corporation Executive Deferred Compensation Plan, as amended and restated effective as of August 11, 1997 (Incorporated by reference to Exhibit 99.3 filed with the Company’s Registration Statement on Form S-3, as amended, dated October 17, 2002).

10.38*	Amendment No. 1, to the Lattice Semiconductor Corporation Executive Deferred Compensation Plan, as amended, dated November 19, 1999 (Incorporated by reference to Exhibit 99.4 filed with the Company’s Registration Statement on Form S-3, as amended, dated October 17, 2002).

10.39	Registration Rights Agreement, dated as of June 20, 2003, between the Company and the initial purchaser named therein (Incorporated by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

10.41*	Form of Indemnification Agreement executed by each director and executive officer of the Company and certain other officers and employees of the Company and its subsidiaries (Incorporated by reference to Exhibit 10.41 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

10.42	Amendment dated March 25, 2004 to Advance Production Payment Agreement dated March 17, 1997, as amended, among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.42 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004)(1).

10.43	Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004)(1).

10.44*	Employment Agreement between Lattice Semiconductor Corporation and Stephen A. Skaggs dated August 9, 2005 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on August 12, 2005).

10.45*	Compensation Arrangement between Lattice Semiconductor Corporation and Patrick S. Jones, Chairman of the Board of Directors (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on August 12, 2005).

10.46*	Employment Agreement between Lattice Semiconductor Corporation and Jan Johannessen dated November 1, 2005 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.47*	Employment Agreement between Lattice Semiconductor Corporation and Martin R. Baker dated November 1, 2005 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.48*	Employment Agreement between Lattice Semiconductor Corporation and Stephen M. Donovan dated November 1, 2005 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q filed on November 4, 2005).

10.50*	Compensation Arrangement between Lattice Semiconductor Corporation and Chairpersons for Committees of the Board of Directors (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

Exhibit Number	Description
10.51*	Form of Amendment to Stock Option Agreements for 1996 Stock Incentive Plan, as amended, and 2001 Stock Plan, as amended (Incorporated by reference to Exhibit 99.3 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.52*	2006 Executive Bonus Plan (Incorporated by reference to Exhibit 99.4 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.53	Addendum dated March 22, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.53 filed with the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006).

10.54	Addendum No. 2 dated effective October 1, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.54 filed with the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006)(1).

10.55*	2007 Executive Variable Compensation Plan, as amended (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 7, 2006, as amended as described in the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.56*	Form of Notice of Grant of Restricted Stock Units to Executive Officer (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.57*	2008 Executive Variable Compensation Plan, as amended (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on December 7, 2007).

10.58*	Letter Agreement between Lattice Semiconductor Corporation and Stephen A. Skaggs dated January 31, 2008 (Incorporated by reference to Exhibit 10.58 filed with the Company’s Annual Report on Form 10-K filed on March 13, 2008).

10.59*	Employment Agreement between Lattice Semiconductor Corporation and Bruno Guilmart dated May 14, 2008 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on June 16, 2008).

10.60*	Employment Agreement between Lattice Semiconductor Corporation and Byron Milstead dated May 14, 2008 (Incorporated by reference to Exhibit 10.60 filed with the Company’s Current Report on Form 10-Q filed on August 8, 2008).

10.61*	Form of Inducement Stock Option Agreement (Incorporated by reference to Exhibit 10.61 filed with the Company’s Current Report on Form 10-Q filed on November 5, 2008).

10.62*	Employment Agreement between Lattice Semiconductor Corporation and Michael G. Potter dated February 4, 2009 (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on February 4, 2009).

10.63*	2009 Bonus Plan of Lattice Semiconductor Corporation (Incorporated by reference to Exhibit 10.63 filed with the Company’s Annual Report on Form 10-K filed on March 13, 2009).

10.64	Addendum #4 dated effective December 18, 2009 to the Advanced Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.64 filed with the Company’s Annual Report on Form 10-K filed on March 13, 2009).

10.65	Letter Agreement effective December 18, 2008 re Repayment of Advance Payment between Lattice Semiconductor Corporation and Fujitsu Microelectronics Limited and Fujitsu Microelectronics America, Inc (Incorporated by reference to Exhibit 10.65 filed with the Company’s Annual Report on Form 10-K filed on March 13, 2009).

10.66*	Employment Agreement between Lattice Semiconductor Corporation and Byron Milstead effective as of December 30, 2008 (Incorporated by reference to Exhibit 10.66 filed with the Company’s Annual Report on Form 10-K filed on March 13, 2009).

Exhibit Number	Description
10.67*	Employment Agreement between Lattice Semiconductor Corporation and Sean Riley dated September 22, 2008 (Incorporated by reference to Exhibit 10.67 filed with the Company’s Current Report on Form 10-Q filed on April 4, 2009).

10.68*	Employment Agreement between Lattice Semiconductor Corporation and Christopher M. Fanning amended and restated as of December 15, 2008 (Incorporated by reference to Exhibit 10.68 filed with the Company’s Current Report on Form 10-Q filed on April 4, 2009).

10.69*	Lattice Semiconductor Corporation 2010 Cash Incentive Compensation Plan.

14.1	Standards of Ethics and Conduct (Incorporated by reference to Exhibit 14.1 filed with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

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
Michael G. Potter Corporate Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: March 10, 2010

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruno Guilmart and Michael G. Potter, or either of them, his or her attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date
/s/ BRUNO GUILMART Bruno Guilmart	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2010

/s/ MICHAEL G. POTTER Michael G. Potter	Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2010

/s/ DAVID E. CORESON David E. Coreson	Director	March 10, 2010

/s/ PATRICK S. JONES Patrick S. Jones	Director	March 10, 2010

/s/ BALAJI KRISHNAMURTHY Balaji Krishnamurthy	Director	March 10, 2010

/s/ W. RICHARD MARZ W. Richard Marz	Director	March 10, 2010

/s/ GERHARD H. PARKER Gerhard H. Parker	Director	March 10, 2010

/s/ HANS SCHWARZ Hans Schwarz	Director	March 10, 2010

Schedule II

LATTICE SEMICONDUCTOR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C	Column D		Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Write-offs net of recoveries	Balance at end of period
Fiscal year ended January 2, 2010:
Allowance for deferred taxes	$292,752	$—	$25		$(94)	$292,683
Allowance for doubtful accounts	1,173	62	—		(272)	963
Allowance for warranty expense	625	56	—		(528)	153

	$294,550	$118	$25		$(894)	$293,799

Fiscal year ended January 3, 2009:
Allowance for deferred taxes	$279,687	$13,132	$(67)		$—	$292,752
Allowance for doubtful accounts	872	303	—		(2)	1,173
Allowance for warranty expense	683	765	—		(823)	625

	$281,242	$14,200	$(67)		$(825)	$294,550

Fiscal year ended December 29, 2007:
Allowance for deferred taxes	$191,871	$90,030	$(2,214	)(1)	$—	$279,687
Allowance for doubtful accounts	877	—	—		(5)	872
Allowance for warranty expense	612	232	—		(161)	683

	$193,360	$90,262	$(2,214)		$(166)	$281,242

(1)	Primarily related to a Retained earnings accumulated (deficit) adjustment for the impact of the adoption of ASC 740, “Income Taxes.”

S-1