Form 10-Q
period 2010-04-03
LATTICE SEMICONDUCTOR CORP
filed 2010-05-05
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 3, 2010
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period as the registrant was required to submit and post such files).   Yes  [  ] No  [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer[ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of May 4, 2010                   115,944,019
The information contained in this Form 10-Q is as of May 5, 2010. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended January 2, 2010.

LATTICE SEMICONDUCTOR CORPORATION

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about our fiscal 2010 revenues from sell-through distributors; changes to our unrecognized tax benefits; the timing of our completion of our 2009 restructuring plans; our expectations that a significant portion of our revenue will continue to be dependent on the communications end market; the Asian Pacific market being the primary source of our revenue; our benefiting from our cost reduction actions; our expectations regarding research and development investment and increases in capital expenditures; the timing of our receipt of the remaining Fujitsu advance; and our beliefs concerning the adequacy of our liquidity and ability to meet our operating and capital requirements and obligations.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended
	April 3, 2010	April 4, 2009
Revenue	$70,432	$43,336
Costs and expenses:
Cost of products sold	29,264	20,658
Research and development	14,682	14,891
Selling, general and administrative	15,418	12,943
Amortization of intangible assets	—	228
Restructuring charges	82	(25)
	59,446	48,695
Income (loss) from operations	10,986	(5,359)
Other income (expense), net	302	(512)
Income (loss) before provision (benefit) for income taxes	11,288	(5,871)
Provision (benefit) for income taxes	199	(121)
Net income (loss)	$11,089	$(5,750)

Basic and diluted net income (loss) per share	$0.10	$(0.05)

Shares used in per share calculations:
Basic	115,669	115,430
Diluted	116,717	115,430
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	April 3, 2010	January 2, 2010
Assets
Current assets:
Cash and cash equivalents	$156,120	$156,069
Short-term marketable securities	27,405	8,471
Accounts receivable, net	48,303	33,551
Inventories	24,680	25,925
Current portion of foundry advances	5,254	11,475
Prepaid expenses and other current assets	8,348	7,980
Total current assets	270,110	243,471
Property and equipment, less accumulated depreciation	35,863	36,507
Long-term marketable securities	12,822	12,939
Other long-term assets	2,779	3,640
Total assets	$321,574	$296,557
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$26,731	$22,679
Accrued payroll obligations	7,986	5,118
Deferred income and allowances on sales to distributors	16,735	10,160
Total current liabilities	51,452	37,957
Long-term liabilities	4,645	5,240
Total liabilities	56,097	43,197
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 115,684,000 and 115,592,000 shares issued and outstanding	1,157	1,156
Paid-in capital	623,745	622,584
Treasury stock	(326)	(326)
Accumulated other comprehensive income	24	158
Accumulated deficit	(359,123)	(370,212)
Total stockholders' equity	265,477	253,360
Total liabilities and stockholders' equity	$321,574	$296,557
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended
	April 3, 2010	April 4, 2009
Cash flows from operating activities:
Net income (loss)	$11,089	$(5,750)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,508	4,100
Impairment of Long-term marketable securities	—	664
Stock-based compensation	1,195	1,259
Changes in assets and liabilities:
Accounts receivable, net	(14,752)	1,140
Inventories	1,245	2,427
Prepaid expenses and other current assets	(510)	742
Foundry advances (includes advance credits)	6,221	3,235
Accounts payable and accrued expenses (includes restructuring)	3,985	147
Accrued payroll obligations	2,868	(187)
Deferred income and allowances on sales to distributors	6,575	169
Other liabilities	(530)	(438)
Net cash provided by operating activities	20,894	7,508
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	5,152	10,240
Purchase of marketable securities	(24,008)	—
Capital expenditures	(1,954)	(798)
Net cash (used in) provided by investing activities	(20,810)	9,442
Cash flows from financing activities:
Payment on yen line of credit	—	(805)
Treasury stock	—	(324)
Net proceeds from issuance of common stock	63	—
Net share settlement upon issuance of RSUs	(96)	(43)
Net cash used in financing activities	(33)	(1,172)
Net increase in cash and cash equivalents	51	15,778
Beginning cash and cash equivalents	156,069	53,668
Ending cash and cash equivalents	$156,120	$69,446
Supplemental disclosures of non-cash investing and financing activities:
Unrealized (loss) gain on assets measured at fair value, net, included in Accumulated other comprehensive income	$(39)	$831
Distribution of deferred compensation from trust assets	$109	$353
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies:
The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared by Lattice Semiconductor Corporation (the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in our opinion include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory and deferred income taxes and liabilities, accrued liabilities (including restructuring charges), income taxes and deferred income and allowances on sales to certain distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Our most critical estimate relates to auction rate securities, and the estimates of fair value of these securities made in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ™ (“ASC”) No. 820, “Fair Value Measurements and Disclosures.” Actual results could differ from those estimates.
We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our first quarter of fiscal 2010 and first quarter of fiscal 2009 ended on April 3, 2010 and April 4, 2009, respectively. All references to quarterly or three months ended financial results are references to the results for the relevant fiscal period.

Cash and Cash Equivalents and Marketable Securities
We consider all investments that are readily convertible into cash and have original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist primarily of highly liquid investments in time deposits or money market accounts and are carried at cost. We account for marketable securities as available for sale with unrealized gains or losses recorded as Other comprehensive income, unless losses are considered other-than-temporary, in which case, losses are charged to the Condensed Consolidated Statements of Operations.

Concentration Risk
Potential exposure to concentration risk consist primarily of cash and cash equivalents, marketable securities, trade receivables and supply of wafers for our new products. We place our investments primarily through three financial institutions and mitigate the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company’s investment policy defines approved credit ratings for investment securities. Purchased securities must meet or exceed the ratings; however, due to liquidity issues in global credit and capital markets, some of our auction rate securities have fallen below our required credit ratings during the past periods. Investments consisted primarily of money market instruments, “C” or better rated auction rate securities, “AA” or better corporate notes and bonds, “AA” or better rated U. S. municipal notes, and U.S. government agency obligations. See Note 4 for a discussion of the liquidity attributes of our marketable securities.

Concentration of credit risk with respect to trade receivables are mitigated by a geographically diverse customer base consisting primarily of four large distributors, a large number of OEM customers and several contract manufacturers, as well as by our credit and collection process. Accounts receivable are recorded at the invoice amount, do not bear interest, and are shown net of allowances for doubtful accounts of $1.0 million at both April 3, 2010 and January 2, 2010. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

Current portion of foundry advances include $5.3 million and $11.5 million at April 3, 2010 and January 2, 2010, respectively, pursuant to an agreement with Fujitsu Limited (“Fujitsu”) in which we agreed to advance $125.0 million to Fujitsu for future wafer purchases. Under the terms of a letter agreement between the Company and Fujitsu, Fujitsu agreed to repay in cash to the Company $60.0 million, plus interest, in two installments, $30.0 million of which was received on April 15, 2009 and the remaining $30.0 million was received on October 15, 2009. We expect to receive the remaining advance of approximately $5.3 million in the form of advance credits, including engineering mask set charges, by the end of the second quarter of the Company's fiscal 2010. We rely on Fujitsu for essentially all wafer purchases for our new products. The repayment obligation of Fujitsu is unsecured.

Revenue Recognition and Deferred Income

Revenue from sales to customers is generally recognized upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is probable, there are no customer remaining acceptance requirements and no remaining significant obligations. We sell our products directly to end customers or through a network of independent manufacturers' representatives and indirectly through a network of independent sell-in and sell-through distributors. Revenue and cost relating to sell-through distributor sales are deferred until either the product is sold by the distributor or return privileges terminate, at which time related distributor resale revenue, effects of distributor price adjustments, and costs are reflected in income. Our revenue reporting is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgments to reconcile distributors' reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our revenues, deferred income and allowances on sales to distributors, and net income. Revenue from software licensing was not material for the periods presented.

We enter into arrangements with certain sell-through distributors to issue accounts receivable credit adjustments (“distributor advances”) to reduce the distributors' working capital required to service our end customers. The distributor advances are for estimated future price discounts and are recorded as a reduction of Deferred income and allowances on sales to distributors. These arrangements are unsecured, bear no interest, are settled on a quarterly basis and are due upon demand. The distributor advances have no impact on revenue recognition and totaled $22.2 million and $16.5 million at April 3, 2010 and January 2, 2010, respectively.
During fiscal 2009, the Company embarked on a program to restructure our distribution channels primarily in the Asia Pacific region, from a sell-in to a sell-through distribution model. As a result, we expect the majority of our revenue in fiscal 2010 will be from reported resale from our sell-through distributors. Resale of product by sell-through distributors as a percentage of our total revenue was 38%, 33% and 36% in fiscal years 2009, 2008 and 2007, respectively, and 55% for the first quarter of fiscal 2010.
New Accounting Pronouncements
In September 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force),” (“ASU 2009-13”). ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. Additionally, ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the residual method and requires an entity to allocate revenue using the relative selling price method. This update is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. Adoption is not expected to materially impact the Company's consolidated financial position, results of operations or cash flows directly when it becomes effective, as the Company will not elect retrospective adoption.
In October 2009, the FASB issued Accounting Standards Update 2009-14, "Software (Topic 985): Certain Revenue Arrangements That Include Software Elements," ("ASU 2009-14"). ASU 2009-14 clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance. This guidance is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the impact of the adoption on its financial statements.
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements ("ASU No. 2010-06"). More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Company has adopted part (a) of this ASU in full with respect to the interim period ended April 3, 2010, and part (b) will be adopted in fiscal year 2011.

Note 2 - Net Income (Loss) Per Share:
Net income (loss) per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, restricted stock units (“RSUs”) and warrants to purchase shares of common stock. There were no outstanding warrants as of April 3, 2010 or January 2, 2010.
The computation of diluted net income per share for the first quarter of fiscal 2010, includes the effects of stock options and RSUs aggregating 7.3 million shares, as they are dilutive, and excludes the effects of stock options and RSUs aggregating 5.9 million shares, as they are antidilutive. The computation of diluted net loss per share for the first quarter of fiscal 2009, excludes the effects of stock options, RSUs and warrants aggregating 13.7 million shares, because the effect was antidilutive. Stock options, RSUs and warrants are antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position. Stock options and RSUs that are antidilutive in the first quarter of fiscal 2010 could become dilutive in the future.

Note 3 - Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):
	April 3, 2010	January 2, 2010
Short-term marketable securities:	$27,405	$8,471

Long-term marketable securities:
Due after ten years	12,626	12,743
No contractual maturity date	196	196
	12,822	12,939
Total marketable securities	$40,227	$21,410

The following table summarizes the composition of our marketable securities (at fair value and in thousands):
	April 3, 2010	January 2, 2010
Short-term marketable securities:
Corporate and government bonds and notes	$27,405	$8,471

Long-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Federally-insured or FFELP guaranteed student loans	12,626	12,743
Auction market preferred shares	196	196
	12,822	12,939
Total marketable securities	$40,227	$21,410

The following table summarizes the composition of our auction rate securities (in thousands):

	April 3, 2010			January 2, 2010
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$15,575	$12,626	AAA	$15,725	$12,743	AAA
Auction market preferred shares	8,325	196	C	8,325	196	C
Total long-term marketable securities	$23,900	$12,822		$24,050	$12,939

During the first quarter of fiscal 2010, the Company accepted five partial redemptions at 100% of par value of auction rate securities. The Company intends to sell its auction rate securities as markets for these securities resume or offers become available. At April 3, 2010, due to continued multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company are classified as Long-term marketable securities.
Student loan asset-backed notes are insured by the federal government or guaranteed by the Federal Family Educational Loan Program (“FFELP”). Auction market preferred shares are issued by Ambac Assurant Corporation (“AMBAC”).
While the auctions for auction rate securities have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007). These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheets. No impairment charges were recognized in the first quarter of fiscal 2010. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

Note 4 - Fair Value of Financial Instruments:

	Fair value measurements as of April 3, 2010
	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$27,405	$27,405	$—	$—
Long-term marketable securities	12,822	—	—	12,822
Total assets measured at fair value	$40,227	$27,405	$—	$12,822

We invest in various financial instruments including corporate and government bonds, notes, commercial paper and auction rate securities. The Company values these instruments at their fair value in accordance with ASC 820. The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

Level 1 instruments generally represent quoted prices in active markets. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult. Our Level 1 instruments consist of federal agency, municipal or corporate notes and bonds that are traded in active markets and are classified as Short-term marketable securities on our Condensed Consolidated Balance Sheet.

Level 2 instruments include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices for identical instruments in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. We have no investments in Level 2 instruments.

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As a result of failed auctions, our auction rate securities are classified as Level 3 instruments. We employ the services of a valuation firm that specializes in valuing illiquid assets and collect other available market information regarding auction rate securities, which include third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral. Our Level 3 instruments are classified as Long-term marketable securities on our Condensed Consolidated Balance Sheet.
During the first quarter of fiscal 2010 and first quarter of fiscal 2009, the following changes occurred in our Level 3 instruments (in thousands):

	Three months ended
	April 3, 2010	April 4, 2009
Beginning fair value of Long-term marketable securities	$12,939	$19,485
Fair value of securities sold or redeemed	(117)	—
Temporary or other-than-temporary fluctuations in fair value	—	177
Ending fair value of Long-term marketable securities	$12,822	$19,662

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized loss of less than $0.1 million during the first quarter of fiscal 2010 on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive income. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income. In addition, during the first quarter of fiscal 2010, the Company realized a gain of less than $0.1 million related to the sale of a portion of its Long-term marketable securities portfolio.

If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive income or the previously reported other-than-temporary impairment charge.

Note 5 - Inventories (in thousands):
	April 3, 2010	January 2, 2010
Work in progress	$15,959	$15,046
Finished goods	8,721	10,879
	$24,680	$25,925

Note 6 - Changes in Stockholders' Equity and Comprehensive Income (in thousands):
	Common stock	Paid-in capital	Treasury stock	Accumu- lated deficit	Accumu- lated other compre- hensive income	Total
Balances, January 2, 2010	$1,156	$622,584	$(326)	$(370,212)	$158	$253,360
Net income for quarter ended April 3, 2010	—	—	—	11,089	—	11,089
Unrealized loss, net, related to marketable securities	—	—	—	—	(39)	(39)
Translation adjustments	—	—	—	—	(95)	(95)
Comprehensive income	—	—	—	—	—	10,955
Common stock issued in connection with exercise of stock options, ESPP and vested RSUs (net of taxes)	1	(34)	—	—	—	(33)
Stock-based compensation expense related to stock options, ESPP and RSUs	—	1,195	—	—	—	1,195
Balances, April 3, 2010	$1,157	$623,745	$(326)	$(359,123)	$24	$265,477

On December 13, 2008, the Company’s Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program was twelve months, and expired on December 13, 2009. During fiscal year 2009, approximately 263,000 shares were repurchased for $0.3 million, all of which were open market transactions and were funded from available working capital. On May 4, 2010, the Board of Directors approved the retirement of repurchased shares.

Note 7 - Income Taxes:
We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2001. We have federal net operating loss carryforwards that expire at various dates between 2021 and 2030. We have state net operating loss carryforwards that expire at various dates from 2010 through 2030. We also have federal and state credit carryforwards, some of which do not expire, with the remainder expiring at various dates from 2010 through 2030. We have provided a valuation allowance equal to our net federal and state deferred tax assets as we have not met the more likely than not realization threshold for deferred tax asset recognition. We evaluate both positive and negative evidence to determine if some or all of our deferred tax assets should be recognized on a quarterly basis. As of April 4, 2010, the negative evidence, which includes a three year cumulative pretax loss, outweighs the positive evidence available. In future periods, if we determine that the positive evidence is sufficient to conclude that we are more-likely-than-not to realize some or all of our deferred tax assets, we will recognize a deferred tax asset and a benefit in the period in which such determination is made. As of April 4, 2010, the net deferred tax asset relates to foreign jurisdictions where we have concluded it is more likely than not that we will realize the net deferred tax assets in future periods.
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
We are paying foreign income taxes, which are reflected in the Provision (benefit) for income taxes in the Condensed Consolidated Statements of Operations and are primarily related to the cost of operating an offshore research and development subsidiary and sales subsidiaries. We are not currently paying federal income taxes and do not expect to pay such taxes until the benefits of our tax net operating losses are fully utilized. We expect to pay a nominal amount of state income tax. We accrue interest and penalties related to uncertain tax positions in the Provision (benefit) for income taxes.

Note 8 - Restructuring:
During the third quarter of fiscal 2009, the Company initiated a restructuring plan to lower operating expenses primarily by reducing headcount, reducing occupancy in certain leased facilities and to transfer inventory management, order fulfillment, and direct sales logistics from its headquarters in Oregon to a third party contractor in Singapore. This restructuring plan was substantially completed in the fourth quarter of fiscal 2009. During December 2009, the Company adopted a restructuring plan under which the Company established an operations center in Singapore. The Company began to transfer some of its supply chain activities from the Company’s headquarters in Oregon to the new operations center in Singapore. This restructuring plan will be substantially completed by the fourth quarter of fiscal 2010. The above plans are collectively referred to as the "2009 restructuring plans".
During the third quarter of fiscal 2008, we initiated a restructuring plan (“2008 restructuring plan”) to better align operating expenses with near-term revenue expectations, primarily by reducing headcount. The 2008 restructuring plan was substantially complete by the end of fiscal 2008. During the third quarter of fiscal 2007, we approved and initiated a restructuring plan to lower operating expenses primarily by reducing headcount. This plan encompassed a reduction in work force, a voluntary separation program for certain employees and the closure of certain leased facilities. During the fourth quarter of fiscal 2005, we initiated and completed a restructuring plan (“2005 restructuring plan”) to reduce operating expenses. The 2005 restructuring plan encompassed three major components - a streamlining of research and development sites, a voluntary separation program for certain employees and an organizational consolidation within the Company’s largest design center.
At April 3, 2010, the Condensed Consolidated Balance Sheet included $1.7 million primarily related to operating lease commitments and severance and related expenses accrued under the provisions of the 2009 restructuring plans. In addition, the Condensed Consolidated Balance Sheet included $0.3 million related to operating lease commitments accrued under the provisions of the 2005 restructuring plan.
The following table displays the activity related to all the restructuring plans described above (in thousands):
	Balance at January 2, 2010	Charged to expense during quarter ended April 3, 2010	Paid or settled	Adjustments to reserve	Balance at April 3, 2010	Cumulative expense through January 2, 2010	Aggregate expense and adjustments
Severance and related costs	$715	$67	$(147)	$—	$635	$16,004	$16,071
Lease loss reserve and other	1,521	15	(196)	—	1,340	9,090	9,105
Total restructuring plans	$2,236	$82	$(343)	$—	$1,975	$25,094	$25,176
Total Restructuring charges included in our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three months ended
	April 3, 2010	April 4, 2009
Severance and related costs	$67	$(1)
Lease loss reserve and other	15	(24)
	$82	$(25)
We cannot be certain as to the actual amount of any remaining restructuring charges or the timing of their recognition for financial reporting purposes.

Note 9 - Stock-Based Compensation:
Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Line item:
Cost of products sold	$75	$101
Research and development	449	386
Selling, general and administrative	671	772
	$1,195	$1,259

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

Note 10 - Legal Matters:
On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (“John”) against Lattice Semiconductor Corporation in the U.S. District Court for the Eastern District of Texas, Marshall Division. John seeks an injunction, unspecified damages, and attorneys' fees and expenses. The Company filed a request for re-examination of the patent by the United States Patent and Trademark Office (“PTO”), which was granted by the PTO, and the re-examination is in progress. The litigation has been stayed pending the results of the re-examination. Neither the likelihood nor the amount of any potential exposure to the Company can be estimated at this time.
We are also exposed to certain other asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity or our financial results.

Note 11 - Segment and Geographic Information:
We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area based on ship-to location was as follows (dollars in thousands):

	Three Months Ended
	April 3, 2010		April 4, 2009
United States:	$9,022	13%	$7,675	18%
Export revenue:
Asia Pacific (primarily China and Taiwan)	38,093	54	22,930	53
Europe	12,482	18	9,189	21
Japan	9,043	13	2,600	6
Other Americas	1,792	2	942	2
Total export revenue	61,410	87	35,661	82
Total revenue	$70,432	100%	$43,336	100%

Our five largest customers make up a significant portion of our total revenue. In the first quarter of fiscal 2010 and first quarter of fiscal 2009, revenue attributable to two large telecommunications equipment providers (one of which was supported through one of our distributors in prior years), accounted for approximately 13% and 22% of total revenue, respectively. Most of our property and equipment is located in the United States.

Note 12- Subsequent Events:
On April 12, 2010, we completed the sale of excess real estate in China resulting in a gain, net of tax, of approximately $0.5 million, which will be recorded as Other income, net in the second quarter of fiscal 2010.
On May 4, 2010, the Board of Directors approved the retirement of shares repurchased under a stock repurchase program initiated on December 13, 2008. Under the repurchase program, which expired on December 13, 2009, approximately 263,000 shares were repurchased.

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
Critical Accounting Policies and Estimates
Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the three months ended April 3, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory and deferred income taxes and liabilities, such as accrued liabilities (including restructuring charges), income taxes and deferred income and allowances on sales to certain distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Our most critical estimate relates to auction rate securities, and the estimates of fair value of these securities made in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ™ (“ASC”) No. 820, “Fair Value Measurements and Disclosures.” Actual results could differ from those estimates.
Recent Accounting Guidance
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
In October 2009, the FASB issued Accounting Standards Update 2009-14, "Software (Topic 985): Certain Revenue Arrangements That Include Software Elements," ("ASU 2009-14"). ASU 2009-14 clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance. This guidance is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the impact of the adoption on its financial statements.
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements ("ASU No. 2010-06"). More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Company has adopted part (a) of this ASU in full with respect to the interim period ended April 3, 2010, and part (b) will be adopted in fiscal year 2011.

Results of Operations
Revenue
Key elements of our Condensed Consolidated Statements of Operations (dollars in thousands) were as follows:
	Three Months Ended
	April 3, 2010		April 4, 2009
Revenue	$70,432	100.0%	$43,336	100.0%

Gross margin	41,168	58.5	22,678	52.3
Research and development	14,682	20.9	14,891	34.4
Selling, general and administrative	15,418	21.9	12,943	29.9
Amortization of intangible assets	—	—	228	0.5
Restructuring	82	0.1	(25)	(0.1)
Income (loss) from operations	$10,986	15.6%	$(5,359)	(12.4)%

Revenue in the first quarter of fiscal 2010 increased 63% to $70.4 million compared to $43.3 million for the first quarter of fiscal 2009. Revenue increased across all geographies, end markets and product lines.
Revenue by Product Line
From a product line viewpoint, in the first quarter of fiscal 2010 when compared to the first quarter of fiscal 2009, there was an 87% increase in FPGA units sold primarily driven by an increase in demand for our FPGA New products. PLD revenue increased across all product classifications in the first quarter of fiscal 2010, when compared to the first quarter of fiscal 2009, due primarily to an 88% increase in units sold.
The composition of our revenue by product line for the first quarter of fiscal 2010 and first quarter of fiscal 2009 was as follows (dollars in thousands):

	Three Months Ended
	April 3, 2010		April 4, 2009
FPGA	$23,371	33%	$15,547	36%
PLD	47,061	67%	27,789	64%
Total revenue	$70,432	100%	$43,336	100%

 Revenue by End Market
The global communications end market accounted for approximately 52% and 63% of our revenue for the first quarter of fiscal 2010 and first quarter of fiscal 2009, respectively. We expect that a significant portion of our revenue will continue to be dependent on the health of the communications end market.

The composition of our revenue by end market for first quarter of fiscal 2010 and first quarter of fiscal 2009 was as follows (dollars in thousands):
	Three Months Ended
	April 3, 2010		April 4, 2009
Communications	$36,404	52%	$27,199	63%
Industrial and other	14,500	21	7,792	18
Computing	10,859	15	3,634	8
Consumer and automotive	8,669	12	4,711	11
Total revenue	$70,432	100%	$43,336	100%

Revenue by Product Classification

Beginning with the first quarter of fiscal 2010, we updated our life cycle categories. Product categories are modified as appropriate relative to our portfolio of products and the generation within each major product family. New products consist of our latest generation of products, while Mainstream and Mature are older or based on unique late stage customer-based production needs. Generally, product categories are adjusted every two to three years, at which time prior periods are reclassified to conform to the new categorization. Had we not updated our life cycle categories our New, Mainstream and Mature quarter revenue by product classification would have been 49%, 32% and 19%, respectively, for the first quarter of fiscal 2010.
Revenue for New products increased 119% for the first quarter of fiscal 2010, compared to the first quarter of fiscal 2009, as a result of increased unit sales partially offset by a decrease in average selling price. Revenue for Mainstream products increased 41% for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, with an increase in units sold partially offset by a decrease in average selling price. Mature product revenue increased 36% for the first quarter of fiscal 2010, compared to the first quarter of fiscal 2009, also primarily related to an increase in unit sales partially offset by a decrease in average selling price.
The composition of our revenue by product classification for the first quarter of fiscal 2010 and first quarter fiscal 2009 was as follows (dollars in thousands):
	Three Months Ended
	April 3, 2010		April 4, 2009
New *	$28,006	40%	$12,765	30%
Mainstream *	24,658	35	17,501	40
Mature *	17,768	25	13,070	30
Total revenue	$70,432	100%	$43,336	100%

* Product Classifications:
New:	LatticeECP3, LatticeXP2, LatticeECP2/M. MachXO, Power Manager II, ispClockA/D/S, ispMACH 4000ZE
Mainstream:	ispXPLD, ispGDX2, ispMACH 4000/Z, ispXPGA, LatticeSC, LatticeECP, LatticeXP, ispClock, Power Manager I, Software and IP
Mature:	FPSC, ORCA 2, ORCA 3, ORCA 4, ispPAC, isplsi 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-volt CPLDs, GDX/V, ispMACH 4/LV, all SPLDs
Revenue by Geography
Domestic revenue increased for the first quarter of fiscal 2010 when compared to the first quarter of fiscal 2009; however, the percent of total revenue decreased to 13% from 18%, respectively. Export revenue as a percentage of total revenue was 87% for the first quarter of fiscal 2010, compared to 82% for the first quarter of fiscal 2009. Export revenue as a percentage of overall revenue increased primarily due to strength of customers in our Asia Pacific and Japan markets. We believe the export market to Asia Pacific will remain the primary source of our revenue due to more favorable business conditions in Asia Pacific and a continuing trend towards outsourcing of manufacturing by North American and European customers to Asia Pacific. Revenue from Japan increased across all end markets.
The composition of our revenue by geography, based on ship-to location, is as follows (dollars in thousands):
	Three Months Ended
	April 3, 2010		April 4, 2009
United States:	$9,022	13%	$7,675	18%
Export revenue:
Asia Pacific (primarily China and Taiwan)	38,093	54	22,930	53
Europe	12,482	18	9,189	21
Japan	9,043	13	2,600	6
Other Americas	1,792	2	942	2
Total export revenue	61,410	87	35,661	82
Total revenue	$70,432	100%	$43,336	100%
Our five largest customers make up a significant portion of our total revenue. In the first quarter of fiscal 2010 and first quarter of fiscal 2009, revenue attributable to two large telecommunications equipment providers (one of which was supported through one of our distributors in prior years), accounted for approximately 13% and 22% of revenue, respectively.
Gross Margin and Operating Expenses
Our gross margin percentage was 58.5% and 52.3% in the first quarter of fiscal 2010 and first quarter of fiscal 2009, respectively. The increase in gross margin percentage was primarily attributed to the higher production levels during the first quarter of fiscal 2010 when compared to fixed overhead costs charged to cost of sales. Additionally, due to the broad based nature of revenue increase, revenue from our Mature and Mainstream products, which typically carry a higher gross margin than our New product categories, increased during the first quarter of fiscal 2010. We continue to benefit from the cost reduction actions undertaken over the last year, primarily lower freight-in costs.

Research and development expense was $14.7 million and $14.9 million in the first quarter of fiscal 2010 and first quarter of fiscal 2009, respectively. Research and development expenses consist primarily of personnel, masks, engineering wafers, third-party design automation software, assembly tooling and qualification expenses. The decrease in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, was primarily a result of a decrease in labor costs as a result of the restructuring plans implemented in the third and fourth quarters of fiscal 2009 (collectively referred to as the "2009 restructuring plans"). We believe that a continued commitment to research and development is essential to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 65nm, mask and engineering wafer costs are becoming increasingly more expensive and will therefore increasingly represent a greater proportion of total research and development expenses.
Selling, general and administrative expense was $15.4 million and $12.9 million in the first quarter of fiscal 2010 and first quarter of fiscal 2009, respectively. The increase in fiscal 2010 compared to fiscal 2009 was primarily a result of an increase in sales commission related costs and accrued bonus recorded in connection with the 2010 Cash Incentive Compensation Plan.
Amortization of intangible assets was $0.2 million in the first quarter of fiscal 2009. Intangible assets related to the acquisition of the FPGA business of Agere Systems, Inc. on January 18, 2002 became fully amortized during the first quarter of fiscal 2009.
The Company implemented restructuring plans during the fiscal years 2005, 2007, 2008 ("2008 restructuring plan") and 2009. Included in our Condensed Consolidated Statement of Operations and reported as Restructuring charges for the first quarter of fiscal 2010 is a net charge of $0.1 million which is primarily related to severance costs under the 2009 restructuring plans. Included in our Condensed Consolidated Statement of Operations and reported as Restructuring charges for the first quarter of fiscal 2009 is a net credit of less than $0.1 million primarily resulting from changes in original estimates under the 2008 restructuring plan.

Other income (expense), net
The following table summarizes the activity in Other income (expense), net (in thousands):
	Three months ended
	April 3, 2010	April 4, 2009
Interest income	$247	$379
Gain (loss) primarily related to sale or impairment of auction rate securities, net	30	(664)
Gain (loss) on deferred compensation plan assets and other, net	25	(227)
	$302	$(512)
The impairment charge in the first quarter of fiscal 2009 was recorded due to the decline on fair value or auction rate securities that are considered illiquid. No comparable charge was recorded in the first quarter of fiscal 2010.
The decrease in interest income is the result of lower interest rates partially offset by higher invested balances in Marketable securities for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.
Provision (benefit) for income taxes
We are paying foreign income taxes, which are reflected in the Provision (benefit) for income taxes in the Condensed Consolidated Statements of Operations and are primarily related to the cost of operating an offshore research and development subsidiary and sales subsidiaries. We are not currently paying federal income taxes and do not expect to pay such taxes until the benefits of our tax net operating losses are fully utilized. We expect to pay a nominal amount of state income tax. We accrue interest and penalties related to uncertain tax positions in the Provision (benefit) for income taxes.

Liquidity and Capital Resources
Financial Condition (Sources and Uses of Cash) (in thousands):
	Three Months Ended
	April 3, 2010	April 4, 2009
Net cash provided by operating activities	$20,894	$7,508
Net cash (used in) provided by investing activities	(20,810)	9,442
Net cash used in financing activities	(33)	(1,172)
Net increase in cash and cash equivalents	$51	$15,778
Operating Activities
Net cash provided by operating activities was $20.9 million in the first quarter of fiscal 2010, compared to $7.5 million in the first quarter of fiscal 2009, primarily as a result of an increase in cash flow from Net income (loss) due to a net loss of $5.8 million in the first quarter of fiscal 2009 compared to net income of $11.1 million in the first quarter of fiscal 2010. In addition, Deferred income and allowances on sales to distributors increased from $5.9 million in the first quarter of fiscal 2009 to $16.7 million in the first quarter of fiscal 2010 due to increased activity through sell-through distributors. This was partially offset by an increase in Accounts receivable, net from $25.3 million in the first quarter of fiscal 2009 to $48.3 million in the first quarter of fiscal 2010 due to increased activity through sell-through distributors and increased revenue levels.
Investing Activities
Net cash (used in) provided by investing activities decreased by $30.3 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The decrease was due to the purchase of short-term marketable securities in the first quarter of fiscal 2010 compared to a reduction in short-term marketable securities in the first quarter of fiscal 2009. Capital equipment expenditures were $2.0 million and $0.8 million in the first quarter of fiscal 2010 and fiscal 2009, respectively. It is expected that as revenue increases and new products are introduced, capital equipment expenditures, primarily test related equipment, will also increase.

Financing Activities
Net cash used in financing activities decreased by $1.1 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 due to the pay down of a credit line and the purchase of Treasury stock in the first quarter of fiscal 2009. No comparable transactions occurred in the first quarter of fiscal 2010.
Liquidity
As of April 3, 2010, our principal source of liquidity was $183.5 million of Cash and cash equivalents and Short-term marketable securities, which were approximately $19.0 million more than the balance of $164.5 million at January 2, 2010. Working capital increased to $218.7 million at April 3, 2010 from $205.5 million at January 2, 2010.

Under the terms of a letter agreement between the Company and Fujitsu, Fujitsu agreed to repay in cash to the Company $60.0 million, plus interest, in two installments, of which $30.0 million was received on April 15, 2009 and the remaining $30.0 million was received on October 15, 2009. In addition, as of April 3, 2010, we expect to receive the remaining advance of approximately $5.3 million in the form of advance credits, including engineering mask set charges, by the end of the second quarter of the Company's fiscal 2010, at which time cash flow from operations will no longer include receipts of these credits.
We believe that our existing liquid resources and cash expected to be generated from future operations will be adequate to meet our operating and capital requirements and obligations for at least the next twelve months.
At April 3, 2010 and January 2, 2010, the Company held auction rate securities with a par value of $23.9 million and $24.1 million, respectively. During the first quarter of fiscal 2010, the Company accepted five partial redemptions at 100% of par value of auction rate securities. The Company intends to sell its auction rate securities as markets for these securities resume or offers become available. At April 3, 2010, due to continued multiple failed auctions and a determination of illiquidity, the $23.9 million par value of auction rate securities held by the Company had an estimated fair value of $12.8 million and are classified as Long-term marketable securities. At January 2, 2010, the fair value of auction rate securities held by the Company and classified as Long-term marketable securities was $12.9 million.
Long-term marketable securities with a par value of $15.6 million (estimated fair value of $12.6 million) are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program. Long-term marketable securities with a par value of $8.3 million (estimated fair value of $0.2 million) are auction market preferred shares issued by Ambac Assurant Corporation (“AMBAC”). On August 1, 2009, AMBAC discontinued paying monthly dividends on its auction market preferred shares, which reduced interest income included in Other income (expense), net, by less than $0.1 million per quarter.
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
In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized loss of less than $0.1 million during the first quarter of fiscal 2010, on certain Short-term marketable securities (not auction rate securities) resulting in a carrying cost of $27.4 million, which has been recorded in Accumulated other comprehensive income. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income. If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive income.
On December 13, 2008, the Company’s Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program was twelve months, and expired on December 13, 2009. During fiscal year 2009, approximately 263,000 shares were repurchased for $0.3 million, all of which were open market transactions and were funded from available working capital. On May 4, 2010, the Board of Directors approved the retirement of repurchased shares.
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
Contractual Obligations
There have been no significant changes to the Company's contractual obligations outside of the ordinary course of business in the first quarter of fiscal 2010 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended January 2, 2010.
Off-Balance Sheet Arrangements
        As of April 3, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Credit Market Risks
At April 3, 2010 and January 2, 2010, we held auction rate securities with a par value of $23.9 million and $24.1 million, respectively. At April 3, 2010, the auction rate securities held by us had an estimated fair value of $12.8 million. At January 2, 2010, the auction rate securities had an estimated fair value of $12.9 million.
Foreign Currency Exchange Rate Risk
We have international subsidiary and branch operations. In addition, a portion of our silicon wafer and other purchases are denominated in Japanese yen and we bill our Japanese customers in yen. We are, therefore, subject to foreign currency exchange rate exposure. These exposures are actively monitored by management, which may employ various strategies, including derivative financial instruments, to mitigate the impact on the Company. We do not hold or issue derivative financial instruments for trading or speculative purposes.
Except for the above, there have been no material changes to the quantitative and qualitative disclosures about market risk reported in our Annual Report on Form 10-K for the year ended January 2, 2010.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in our quarter ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
The information set forth above under Note 10 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A.     RISK FACTORS
The risk factors included herein include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2010. The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.
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
The majority of our revenue (approximately 52% of first quarter of fiscal 2010 revenue) is derived from customers participating in the communications equipment end market. In addition, during fiscal year 2009, the Company participated in the China 3G telecommunications network build-out by selling products used by two large telecommunication equipment providers (one of which was supported through one of our distributors), which accounted for approximately 17% of our aggregate revenue during that period. For the first quarter of fiscal 2010, the same two large telecommunication equipment providers accounted for 13% of revenue. In the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. Any deterioration in the communication end market or reduction in capital spending to support this end market could lead to a reduction in demand for our products and could adversely affect our revenue and results of operations.
The potential impact of customer design-in activity on future revenue is inherently uncertain and could impact our ability to manage production or our ability to forecast sales.
We face uncertainties relating to the potential impact of customer design-in activity because it is unknown whether any particular customer design-in will ultimately result in sales of significant volume. After a specific customer design-in is obtained, many factors can impact the timing and amount of sales that are ultimately realized from the specific customer design-in. Changes in the competitive position of our technology, the customer's product competitiveness or product strategy, the financial position of the customer, and other factors can impact the timing and amount of sales ultimately realized from any specific customer design-in. As a result, we may not be able to accurately manage the production levels of our new products or accurately forecast the future sales of such products, and adversely affect our revenue and operating results.
We may not be able to successfully compete in the highly competitive semiconductor industry.
The semiconductor industry is intensely competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing and sales resources. The current level of competition in the programmable logic market is high and may increase in the future. We currently compete directly with companies that have licensed our technology or have developed similar products, including Actel Corporation, Altera Corporation, and Xilinx, Inc. We also compete indirectly with numerous semiconductor companies that offer products based on alternative solutions such as ASIC, ASSP, microcontroller, and digital signal processing (DSP) technologies. These direct and indirect competitors are established, multinational semiconductor companies as well as emerging companies. If we are unable to compete successfully in this environment, our future results will be adversely affected.
Our revenue and gross margin, including quarter over quarter, are subject to fluctuations due to many factors which makes our future financial results less predictable.
Our operating results, including quarter over quarter, have fluctuated in the past and may continue to fluctuate. Consequently, our operating results may fail to meet the expectations of analysts and investors. Our revenue and gross margin may fluctuate due to product mix, market acceptance of new products, competitive pricing dynamics, geographical and market-segment pricing strategies, wafer, package and assembly prices and yields, overhead absorption, as well as provisions for warranty and excess and obsolete inventory.
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
successful product definition;
timely and efficient completion of product design;
timely and efficient implementation of wafer manufacturing and assembly processes;
product performance;
product cost; and
the quality and reliability of the product.
If, due to these or other factors, our new silicon and software products do not achieve market acceptance, or our current products do not maintain market acceptance, our operating results may be harmed.
Export sales, primarily to the Asia Pacific region, account for the majority of our revenue and may decline in the future due to economic and governmental uncertainties.
We derive the majority of our revenue from export sales. Accordingly, if we experience a decline in export sales, our operating results could be adversely affected. Our export sales are subject to numerous risks, including:
changes in local economic conditions;
exchange rate volatility;
governmental stimulus packages, controls and trade restrictions;
export license requirements and restrictions on the export of technology;
political instability, war, terrorism or pandemic disease;
changes in tax rates, tariffs or freight rates;
reduced protection for intellectual property rights in some countries;
longer receivable collection periods;
natural or man-made disasters in the countries where we sell our products;
interruptions in transportation;
different labor regulations; and
difficulties in staffing and managing foreign sales offices.
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
At April 3, 2010 and January 2, 2010, the Company held auction rate securities with a par value of $23.9 million and $24.1 million, respectively. The Company intends to sell its auction rate securities as markets for these securities resume or offers become available. At April 3, 2010, due to continued multiple failed auctions and a determination of illiquidity, the $23.9 million par value of auction rate securities held by the Company had an estimated fair value of $12.8 million and are classified as Long-term marketable securities.
Long-term marketable securities with a par value of $15.6 million (estimated fair value of $12.6 million) are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program. Long-term marketable securities with a par value of $8.3 million (estimated fair value of $0.2 million) are auction market preferred shares issued by Ambac Assurant Corporation (“AMBAC”). On August 1, 2009, AMBAC discontinued paying monthly dividends on its auction market preferred shares.
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
Our wafer supply, which is sourced entirely from the Asia Pacific region, could be interrupted or reduced, which may result in a shortage of products available for sale.
We do not manufacture finished silicon wafers and most of our products, including all of our newest products, are manufactured by a sole source. Currently, our silicon wafers are manufactured by Fujitsu in Japan, Seiko Epson Corporation in Japan, United Microelectronics Corporation in Taiwan and GLOBALFOUNDRIES in Singapore. If any of our current or future foundry partners significantly interrupts or reduces our wafer supply, or if any of our relationships with our partner suppliers are terminated, our operating results could be materially harmed.
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
a high degree of technical skill;
state-of-the-art equipment;
the availability of certain basic materials and supplies, such as chemicals, gases, polysilicon, silicon wafers and ultra-pure metals;
the absence of defects in production wafers;
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
Our supply of assembled and tested products, all from the Asia Pacific region, could be interrupted or reduced, which may result in a shortage of products available for sale.
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
Many other factors that could disrupt our supply of finished products are beyond our control. Because worldwide capacity for assembly and testing of semiconductor products is limited and inelastic, we could be harmed by significant industry-wide increases in overall demand or interruptions in supply. The assembly of complex packages requires a consistent supply of a variety of raw materials such as substrates, lead frames and mold compound. The worldwide manufacturing capacity for these materials is also limited and inelastic. A significant industry-wide increase in demand, or interruptions in the supply of these materials to our assembly or test contractors, could harm our operating results. Additionally, a future disruption of any of our assembly or test contractors’ operations as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event could disrupt our supply of assembled and tested devices and could harm our operating results.
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
The majority of our revenue is derived from semiconductor devices assembled in advanced packages. The assembly of advanced packages is a complex process requiring:
a high degree of technical skill;
state-of-the-art equipment;
the absence of defects in assembly and packaging manufacturing;
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
In fiscal 2009, the Company initiated the implementation of an enterprise-wide financial reporting (“ERP”) system to improve processes, enhance the access and timeliness of critical business information and strengthen controls throughout the Company. We currently anticipate converting to this new system later in 2010. Many companies have experienced operating or reporting disruptions when converting to a new ERP system, including limitations on a company’s ability to deliver and bill for customer shipments, maintain current and complete books and records, maintain an effective internal control environment and meet external reporting deadlines. While we do not currently anticipate any significant disruptions to our business, any major difficulty in the conversion to the new reporting system could negatively impact the Company’s business, results of operations and cash flows.
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
We carry insurance customary for companies in our industry, including, but not limited to, liability, property and casualty, worker's compensation and business interruption insurance. We also self-insure our employees for basic medical expenses, subject to a true insurance stop loss for catastrophic illness. In addition, we have insurance contracts that provide director and officer liability coverage for our directors and officers. Other than the specific areas mentioned above, we are self-insured with respect to most other risks and exposures, and the insurance we carry in many cases is subject to a significant policy deductible or other limitation before coverage applies. Based on management's assessment and judgment, we have determined that it is more cost effective to self-insure against certain risks than to incur the insurance premium costs. The risks and exposures for which we self-insure include, but are not limited to, natural disasters, product defects, political risk, theft, patent infringement and some employment practice matters. Should there be a catastrophic loss due to an uninsured event such as an earthquake or a loss due to adverse occurrences in any area in which we are self-insured, our financial condition, results of operations and liquidity may be adversely affected.
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
Our industry is characterized by frequent claims regarding patents and other intellectual property rights of others. We have been, and from time to time expect to be, notified of claims that we are infringing upon the intellectual property rights of others. For instance, we are exposed to certain asserted and unasserted potential claims, including the pending patent litigation brought against us by Lizy K. John as described in Item 1. Legal Proceedings, above. If any third party makes a valid claim against us, we could face significant liability and could be required to make material changes to our products and processes. In response to any claims of infringement, there can be no assurance that we would be able to successfully defend against the claims. Any such litigation could result in a substantial diversion of our efforts and the use of substantial management and financial resources, which by itself could have a material adverse effect on our financial condition and operating results. We may seek licenses under patents that we are alleged to be infringing; however, we may not be able to obtain a license on favorable terms, or at all, which could have an adverse effect on our operating results.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

2. Issuer purchases of equity securities

On December 13, 2008, the Company’s Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program was twelve months, and expired on December 13, 2009. During fiscal 2009, approximately 263,000 shares were repurchased for $0.3 million, all of which were open market transactions and were funded from available working capital. On May 4, 2010, the Board of Directors approved the retirement of repurchased shares.

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

10.33*
2001 Outside Directors' Stock Option Plan, as amended and restated effective May 1, 2007 (Incorporated by reference to the Appendix A filed with the Company's 2007 Definitive Proxy Statement on Schedule 14A filed on April 5, 2007).

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

10.69*	Lattice Semiconductor Corporation 2010 Cash Incentive Compensation Plan (Incorporated by reference to Exhibit 10.69 filed with the Company's Annual Report on Form 10-K filed on March 10, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Date: May 5, 2010