Form 10-Q
period 2010-07-03
LATTICE SEMICONDUCTOR CORP
filed 2010-08-06
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 3, 2010
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

Large accelerated filer[ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of August 5, 2010                   116,883,823

LATTICE SEMICONDUCTOR CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about our fiscal 2010 revenues from sell-through distributors; changes to our unrecognized tax benefits and expectations regarding taxes and tax adjustments; the timing of completion of our 2009 restructuring plan; our expectations that a significant portion of our revenue will continue to be dependent on the communications end market; the Asian Pacific market being the primary source of our revenue; the impact of new accounting pronouncements; our benefiting from our cost reduction actions; our expectations regarding research and development investment and increases in capital expenditures; the timing of our receipt of the remaining Fujitsu Semiconductor Limited advance; and our beliefs concerning the adequacy of our liquidity and ability to meet our operating and capital requirements and obligations.

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, the concentration of our sales in the communications equipment end market, particularly as it relates to the concentration of our sales in the Asia Pacific region, market acceptance and demand for our new products, the effect of the downturn in the economy on capital markets and credit markets, the impact of competitive products and pricing, unanticipated taxation requirements, or positions of the IRS, unexpected impacts of recent accounting guidance and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this Report. You should not unduly rely on forward-looking statements because our actual results could differ materially from those expressed in any forward-looking statements made by us. In addition, any forward-looking statement applies only as of the date on which it is made. We are not required to, and undertake no obligation to, update any forward-looking statements to reflect events or circumstances that occur after the date on which such statements are made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenue	$77,119	$46,900	$147,551	$90,236
Costs and expenses:
Cost of products sold	29,889	22,314	59,153	42,972
Research and development	15,158	13,811	29,840	28,702
Selling, general and administrative	16,385	13,573	31,803	26,516
Amortization of intangible assets	—	—	—	228
Restructuring	(120)	(15)	(38)	(40)
	61,312	49,683	120,758	98,378
Income (loss) from operations	15,807	(2,783)	26,793	(8,142)
Other income (expense), net	945	189	1,247	(323)
Income (loss) before provision for income taxes	16,752	(2,594)	28,040	(8,465)
Provision for income taxes	16	125	215	4
Net income (loss)	$16,736	$(2,719)	$27,825	$(8,469)

Net income (loss) per share:
Basic	$0.14	$(0.02)	$0.24	$(0.07)
Diluted	$0.14	$(0.02)	$0.23	$(0.07)

Shares used in per share calculations:
Basic	116,101	115,538	115,873	115,517
Diluted	120,270	115,538	118,727	115,517

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	July 3, 2010	January 2, 2010
Assets
Current assets:
Cash and cash equivalents	$164,609	$156,069
Short-term marketable securities	47,383	8,471
Accounts receivable, net	47,293	33,551
Inventories	26,828	25,925
Current portion of foundry advances	703	11,475
Prepaid expenses and other current assets	9,303	7,980
Total current assets	296,119	243,471
Property and equipment, less accumulated depreciation	35,892	36,507
Long-term marketable securities	12,724	12,939
Other long-term assets	3,445	3,640
Total assets	$348,180	$296,557
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$29,408	$22,679
Accrued payroll obligations	9,266	5,118
Deferred income and allowances on sales to sell-through distributors	18,103	10,160
Total current liabilities	56,777	37,957
Long-term liabilities	5,705	5,240
Total liabilities	62,482	43,197
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 116,675,000 and 115,592,000 shares issued and outstanding	1,167	1,156
Paid-in capital	626,842	622,584
Treasury stock	—	(326)
Accumulated other comprehensive income	76	158
Accumulated deficit	(342,387)	(370,212)
Total stockholders' equity	285,698	253,360
Total liabilities and stockholders' equity	$348,180	$296,557
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	July 3, 2010	July 4, 2009
Cash flows from operating activities:
Net income (loss)	$27,825	$(8,469)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,968	7,587
Gain on sale of marketable securities	(55)	(169)
Impairment of Long-term marketable securities	—	1,200
Gain on sale of excess real estate	(720)	—
Stock-based compensation	2,472	2,350
Changes in assets and liabilities:
Accounts receivable, net	(13,742)	(237)
Inventories	(903)	4,616
Prepaid expenses and other current assets	(3,076)	834
Foundry advances (includes advance credits and Other receivable)	10,772	37,179
Accounts payable and accrued expenses (includes restructuring)	6,593	(1,502)
Accrued payroll obligations	4,148	(1,816)
Deferred income and allowances on sales to sell-through distributors	7,943	774
Other liabilities	712	(1,237)
Net cash provided by operating activities	48,937	41,110
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	15,394	11,215
Purchase of marketable securities	(54,053)	—
Proceeds from sale of excess real estate	871	—
Capital expenditures	(4,732)	(2,468)
Net cash (used in) provided by investing activities	(42,520)	8,747
Cash flows from financing activities:
Payment on yen line of credit	—	(805)
Treasury stock	—	(329)
Net proceeds from issuance of common stock	2,341	7
Net share settlement upon issuance of RSUs	(218)	(94)
Net cash provided by (used in) financing activities	2,123	(1,221)
Net increase in cash and cash equivalents	8,540	48,636
Beginning cash and cash equivalents	156,069	53,668
Ending cash and cash equivalents	$164,609	$102,304
Supplemental disclosures of non-cash investing and financing activities:
Unrealized (loss) gain on assets measured at fair value, net, included in Accumulated other comprehensive income	$(17)	$968
Distribution of deferred compensation from trust assets	$169	$526
Retirement of Treasury stock	$(326)	$—
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, deferred income taxes and liabilities, accrued liabilities (including restructuring charges), income taxes, deferred income and allowances on sales to certain sell-through distributors, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Our most critical estimate relates to auction rate securities, and the estimates of fair value of these securities made in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) No. 820, “Fair Value Measurements and Disclosures.” Actual results could differ from those estimates.

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our second quarter of fiscal 2010 and second quarter of fiscal 2009 ended on July 3, 2010 and July 4, 2009, respectively. All references to quarterly or three and six months ended financial results are references to the results for the relevant fiscal period.

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

Concentration Risk

Potential exposure to concentration risk consist primarily of cash equivalents, marketable securities, trade receivables and supply of wafers for our new products. We place our investments primarily through three financial institutions and mitigate the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company’s investment policy defines approved credit ratings for investment securities. Purchased securities must meet or exceed the ratings; however, due to liquidity issues in global credit and capital markets, some of our auction rate securities have fallen below our required credit ratings during the past periods. Investments consisted primarily of money market instruments, “C” or better rated auction rate securities, “AA” or better corporate notes and bonds, “AA” or better rated U. S. municipal notes, and U.S. government agency obligations. See Note 4 for a discussion of the liquidity attributes of our marketable securities.

Concentration of credit risk with respect to trade receivables are mitigated by a geographically diverse customer base consisting primarily of four large distributors, a large number of OEM customers and several contract manufacturers, as well as by our credit and collection process. Accounts receivable are recorded at the invoice amount, do not bear interest, and are shown net of allowances for doubtful accounts of $0.9 million at both July 3, 2010 and January 2, 2010. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

We enter into arrangements with certain sell-through distributors under which we issue accounts receivable credit adjustments (“distributor advances”) to reduce the distributors' working capital requirements for servicing our end customers. Distributor advances are recorded as a reduction of Deferred income and allowances on sales to sell-through distributors.

These arrangements are unsecured, bear no interest, are settled on a quarterly basis and are due upon demand. Distributor advances, which have no impact on revenue recognition, totaled $25.6 million and $16.5 million at July 3, 2010 and January 2, 2010, respectively.

Current portion of foundry advances include $0.7 million and $11.5 million at July 3, 2010 and January 2, 2010, respectively, pursuant to an agreement with Fujitsu Semiconductor Limited (“Fujitsu”) in which we agreed to advance $125.0 million to Fujitsu for future wafer purchases. Under the terms of a letter agreement between the Company and Fujitsu, Fujitsu agreed to repay in cash to the Company $60.0 million, plus interest, in two installments, $30.0 million of which was received on April 15, 2009 and the remaining $30.0 million was received on October 15, 2009. We expect to receive the remaining advance of approximately $0.7 million in the form of advance credits, including engineering mask set charges, during the third quarter of the Company's fiscal 2010. We rely on Fujitsu for essentially all wafer purchases for our new products.

Revenue Recognition and Deferred Income

Revenue from sales to customers is recognized upon shipment, or in the case of sales by our sell-through distributors, at the time of reported resale, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is probable, there are no customer remaining acceptance requirements and no remaining significant obligations. We sell our products directly to end customers or through a network of independent manufacturers' representatives and indirectly through a network of independent sell-in and sell-through distributors. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgment to reconcile sell-through distributors' reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our Revenue, Cost of products sold, Deferred income and allowances on sales to sell-through distributors, and Net income (loss).

At the time of shipment to a sell-through distributor amounts are invoiced at published list price. The final price is set at the time of resale and is determined in accordance with a distributor price agreement. Amounts invoiced are recorded in Accounts receivable, net and inventory is transferred from Inventories to Deferred income and allowances on sales to sell-through distributors. Revenue and cost of products sold to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net income (loss). Our estimate of inventory valued at published list price and held by sell-through distributors with right of return totaled $51.3 million and $31.7 million at July 3, 2010 and January 2, 2010, respectively. Distributor advances totaled $25.6 million and $16.5 million at July 3, 2010 and January 2, 2010, respectively and are recorded in Deferred income and allowances to sell-through distributors. Deferred costs of sales related to inventory held by sell-through distributors totaled $7.6 million and $5.0 million at July 3, 2010 and January 2, 2010, respectively.

During fiscal 2009, the Company embarked on a program to restructure our distribution channels primarily in the Asia Pacific region, from a sell-in to a sell-through distribution model. As a result, we expect the majority of our revenue in fiscal 2010 will be from reported resale from our sell-through distributors. Resale of product by sell-through distributors as a percentage of our total revenue was 38%, 33% and 36% in fiscal years 2009, 2008 and 2007, respectively, and 57% and 56% for the second quarter and six months ended July 3, 2010.

Revenue from software licensing was not material for the periods presented.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements ("ASU No. 2010-06"). More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company has adopted part (a) of this ASU in full with respect to the interim period ended July 3, 2010, and part (b) will be adopted in fiscal year 2011.

Note 2 - Net Income (Loss) Per Share:

Net income (loss) per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, restricted stock units (“RSUs”), employee stock purchase plan ("ESPP") shares, and warrants to purchase shares of common stock. There were no outstanding warrants as of July 3, 2010 or January 2, 2010.

The computation of diluted net income per share for the second quarter and six months ended July 3, 2010, includes the effects of stock options, RSUs and ESPP shares aggregating 4.1 million and 2.8 million shares, respectively, as they are dilutive, and excludes the effects of stock options and RSUs aggregating 1.8 million and 3.0 million shares, respectively, as they are antidilutive. The computation of diluted net loss per share for the second quarter and six months ended July 4, 2009, excludes the effects of stock options, RSUs, ESPP shares and warrants aggregating 10.8 million and 12.4 million shares, because the effect was antidilutive. Stock options, RSUs, ESPP shares and warrants are antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position. Stock options and RSUs that are antidilutive in the second quarter and first six months of fiscal 2010 could become dilutive in the future.

Note 3 - Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	July 3, 2010	January 2, 2010
Short-term marketable securities:	$47,383	$8,471

Long-term marketable securities:
Due after ten years	12,528	12,743
No contractual maturity date	196	196
	12,724	12,939
Total marketable securities	$60,107	$21,410

The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	July 3, 2010	January 2, 2010
Short-term marketable securities:
Corporate and government bonds and notes	$47,383	$8,471

Long-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Federally-insured or FFELP guaranteed student loans	12,528	12,743
Auction market preferred shares	196	196
	12,724	12,939
Total marketable securities	$60,107	$21,410

The following table summarizes the composition of our auction rate securities (in thousands):

	July 3, 2010			January 2, 2010
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$15,450	$12,528	AAA	$15,725	$12,743	AAA
Auction market preferred shares	8,325	196	C	8,325	196	C
Total long-term marketable securities	$23,775	$12,724		$24,050	$12,939

During the first six months of fiscal 2010, the Company accepted ten partial redemptions at 100% of par value of auction rate securities. The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available. At July 3, 2010, due to continued multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company are classified as Long-term marketable securities.

Student loan asset-backed notes are insured by the federal government or guaranteed by the Federal Family Educational Loan Program (“FFELP”). Auction market preferred shares are issued by Ambac Assurance Corporation (“AMBAC”). On July 29, 2010, the Company sold FFELP auction rate securities, with a par value of $3.8 million and fair value of $2.9 million for $3.3 million and will report a gain of $0.4 million in the third fiscal quarter of 2010.

While the auctions for auction rate securities have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007). These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheets. No impairment charges were recognized in the first six months of fiscal 2010. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

Note 4 - Fair Value of Financial Instruments:

	Fair value measurements as of July 3, 2010
	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$47,383	$47,383	$—	$—
Long-term marketable securities	12,724	—	—	12,724
Total assets measured at fair value	$60,107	$47,383	$—	$12,724

We invest in various financial instruments including corporate and government bonds and notes, commercial paper and auction rate securities. The Company carries these instruments at their fair value in accordance with ASC 820. The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our auction rate securities are classified as Level 3 instruments. We have employed the services of a valuation firm that specializes in valuing illiquid assets and collect other available market information regarding auction rate securities, which include third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity. Our Level 3 instruments are classified as Long-term marketable securities on our Condensed Consolidated Balance Sheet.

During the six months ended July 3, 2010 and July 4, 2009, the following changes occurred in our Level 3 instruments (in thousands):

	Six Months Ended
	July 3, 2010	July 4, 2009
Beginning fair value of Long-term marketable securities	$12,939	$19,485
Fair value of securities sold or redeemed	(215)	(842)
Temporary or other-than-temporary fluctuations in fair value	—	(208)
Ending fair value of Long-term marketable securities	$12,724	$18,435

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized loss of less than $0.1 million during the six months ended July 3, 2010 on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive income. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income. In addition, during the three and six months ended July 3, 2010, the Company realized a gain of less than $0.1 million related to the sale of a portion of its Long-term marketable securities portfolio.

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

Note 5 - Inventories (in thousands):

	July 3, 2010	January 2, 2010
Work in progress	$16,800	$15,046
Finished goods	10,028	10,879
	$26,828	$25,925

Note 6 - Changes in Stockholders' Equity and Comprehensive Income (in thousands):

	Common stock	Paid-in capital	Treasury stock	Accumu- lated deficit	Accumu- lated other compre- hensive income	Total
Balances, January 2, 2010	$1,156	$622,584	$(326)	$(370,212)	$158	$253,360
Net income for the six months ended July 3, 2010	—	—	—	27,825	—	27,825
Unrealized loss, net, related to marketable securities	—	—	—	—	(17)	(17)
Translation adjustments	—	—	—	—	(65)	(65)
Comprehensive income	—	—	—	—	—	27,743
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of taxes)	11	2,112	—	—	—	2,123
Retirement of repurchased stock	—	(326)	326	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	2,472	—	—	—	2,472
Balances, July 3, 2010	$1,167	$626,842	$—	$(342,387)	$76	$285,698

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

Note 7 - Income Taxes:

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2001. We have federal net operating loss carryforwards that expire at various dates between 2021 and 2029. We have state net operating loss carryforwards that expire at various dates from 2010 through 2029. We also have federal and state credit carryforwards, some of which do not expire, with the remainder expiring at various dates from 2010 through 2030. We have provided a valuation allowance equal to our net federal and state deferred tax assets as we have not met the more likely than not realization threshold for deferred tax asset recognition. We evaluate both positive and negative evidence to determine if some or all of our deferred tax assets should be recognized on a quarterly basis. As of July 3, 2010, the negative evidence, which includes a three year cumulative pretax loss, outweighs the positive evidence available. In future periods, if we determine that the positive evidence is sufficient to conclude that we are more-likely-than-not to realize some or all of our deferred tax assets, we will recognize a deferred tax asset and a benefit in the period in which such determination is made. As of July 3, 2010, the net deferred tax asset relates to foreign jurisdictions where we have concluded it is more-likely-than-not-that we will realize the net deferred tax assets in future periods.

During the quarter ended July 3, 2010, we received a $0.1 million refund of previously paid taxes in the People's Republic of China. The refund was granted due to specific development activities conducted within the People's Republic of China.

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

We are subject to state and local income tax examinations for the years 2001 through 2003. To date, there are no proposed adjustments that are expected to have a material adverse effect on our results of operations. We are currently under examination in Taiwan related to the 2007 and 2008 tax years. The 2007 exam has been settled with no material adjustments. The 2008 exam has not been settled but there are no proposed adjustments that are expected to have a material adverse effect on our results of operations. We are not currently under examination in any other foreign jurisdictions.

We believe that it is reasonably possible that $1.4 million of unrecognized tax benefits and $0.9 million of associated interest and penalties could significantly change during the next twelve months. The $2.3 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to matters currently in IRS appeals, certain federal and state credits and uncertain income tax positions related to foreign tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

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

Note 8 - Restructuring:

During fiscal 2009, we initiated a restructuring plan ("2009 restructuring Plan") to lower operating expenses primarily by reducing headcount, reducing occupancy in certain leased facilities and to transfer inventory management, order fulfillment, and direct sales logistics from our headquarters in Oregon to a third party contractor in Singapore. In addition, the Company established an operations center in Singapore to transfer some of its supply chain activities from the Company’s headquarters in Oregon. This restructuring plan will be substantially completed by the fourth quarter of fiscal 2010.

During the third quarter of fiscal 2008, we initiated a restructuring plan (“2008 restructuring plan”) to better align operating expenses with near-term revenue expectations, primarily by reducing headcount. The 2008 restructuring plan was substantially complete by the end of fiscal 2008. During the third quarter of fiscal 2007, we approved and initiated a restructuring plan to lower operating expenses primarily by reducing headcount. This plan encompassed a reduction in work force, a voluntary separation program for certain employees and the closure of certain leased facilities. The 2007 restructuring plan was substantially complete by the end of fiscal 2009. During the fourth quarter of fiscal 2005, we initiated a restructuring plan (“2005 restructuring plan”) to reduce operating expenses. The 2005 restructuring plan encompassed three major components - a streamlining of research and development sites, a voluntary separation program for certain employees and an organizational consolidation within the Company’s largest design center.

At July 3, 2010, the Condensed Consolidated Balance Sheet included $1.4 million primarily related to operating lease commitments and severance and related expenses accrued under the provisions of the 2009 restructuring plans. In addition, the Condensed Consolidated Balance Sheet included $0.3 million related to operating lease commitments accrued under the provisions of the 2005 restructuring plan.

The following table displays the activity related to all the restructuring plans described above (in thousands):

	Balance at January 2, 2010	Charged to expense during six months ended July 3, 2010	Paid or settled	Adjustments to reserve	Balance at July 3, 2010	Cumulative expense through January 2, 2010	Aggregate expense and adjustments
Severance and related costs	$715	$132	$(161)	$(196)	$490	$16,004	$15,940
Lease loss reserve and other	1,521	26	(330)	—	1,217	9,090	9,116
Total restructuring plans	$2,236	$158	$(491)	$(196)	$1,707	$25,094	$25,056

Total Restructuring included in our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Severance and related costs	$(131)	$(5)	$(64)	$(6)
Lease loss reserve and other	11	(10)	26	(34)
	$(120)	$(15)	$(38)	$(40)

We cannot be certain as to the actual amount of any remaining restructuring charges, changes in original estimates or the timing of their recognition for financial reporting purposes.

Note 9 - Stock-Based Compensation:

Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Line item:
Cost of products sold	$84	$88	$159	$189
Research and development	471	373	920	759
Selling, general and administrative	722	630	1,393	1,402
	$1,277	$1,091	$2,472	$2,350

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

On April 29, 2010, Stragent, LLC (“Stragent”) and SeeSaw Foundation (“SeeSaw”) filed a patent infringement lawsuit against Lattice Semiconductor Corporation in the U.S. District Court for the Eastern District of Texas, Tyler Division. Stragent and SeeSaw seek unspecified damages and attorneys' fees and expenses. Neither the likelihood nor the amount of any potential exposure to the Company can be estimated at this time.

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

Note 11 - Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area based on ship-to location was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
United States:	$8,866	12%	$7,381	16%	$17,888	12%	$15,056	17%
Export revenue:
Asia Pacific (primarily China and Taiwan)	41,825	55	26,703	57	79,918	54	49,633	55
Europe	14,292	18	7,532	16	26,774	18	16,721	19
Japan	10,345	13	3,274	7	19,388	13	5,874	6
Other Americas	1,791	2	2,010	4	3,583	3	2,952	3
Total export revenue	68,253	88	39,519	84	129,663	88	75,180	83
Total revenue	$77,119	100%	$46,900	100%	$147,551	100%	$90,236	100%

Our five largest customers make up a significant portion of our total revenue. In the first six months of fiscal 2010 and fiscal 2009, combined revenue attributable to two large telecommunications equipment providers (one of which was supported through one of our distributors in prior years), accounted for approximately 11% and 23% of total revenue, respectively. Most of our property and equipment is located in the United States.

Note 12- Subsequent Events:

On July 29, 2010, the Company sold FFELP auction rate securities with a par value of $3.8 million and fair value of $2.9 million for $3.3 million and will report a gain of $0.4 million in the third fiscal quarter of 2010.

 On August 6, 2010, the Company announced the resignation of the Company's President and Chief Executive Officer, Mr. Bruno Guilmart, effective September 4, 2010. Mr. Guilmart served in this position since July 2008 and is leaving the Company to pursue other opportunities. Mr. Guilmart is also resigning as a director and tendered his resignation on August 5, 2010. The Company also announced that effective September 4, 2010, Mr. Christopher M. Fanning has been appointed to serve as interim Chief Executive Officer of the Company while the Company seeks a permanent replacement for this position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lattice Semiconductor Corporation (“Lattice” or the “Company”) designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by the end customer as specific logic circuits, and enable the end customer to shorten design cycle times and reduce development costs. Within the programmable logic market there are two groups of products - programmable logic devices (“PLD”) and field programmable gate arrays (“FPGA”) - each representing a distinct silicon architectural approach. Products based on the two alternative programmable logic architectures are generally optimal for different types of logic functions, although many logic functions can be implemented using either architecture. We believe that a substantial portion of programmable logic customers utilize both PLD and FPGA architectures. Our end customers are primarily original equipment manufacturers in the wired and wireless communications, computing, industrial, consumer, automotive, medical and military end markets.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the six months ended July 3, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, deferred income taxes and liabilities, accrued liabilities (including restructuring charges), income taxes, deferred income and allowances on sales to certain sell-through distributors, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Our most critical estimate relates to auction rate securities, and the estimates of fair value of these securities made in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ™ (“ASC”) No. 820, “Fair Value Measurements and Disclosures.” Actual results could differ from those estimates.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements ("ASU No. 2010-06"). More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company has adopted part (a) of this ASU in full with respect to the interim period ended July 3, 2010, and part (b) will be adopted in fiscal year 2011.

Results of Operations

Revenue

Key elements of our Condensed Consolidated Statements of Operations (dollars in thousands) were as follows:

	Three Months Ended				Six Months Ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
Revenue	$77,119	100.0%	$46,900	100.0%	$147,551	100.0%	$90,236	100.0%

Gross margin	47,230	61.2	24,586	52.4	88,398	59.9	47,264	52.4
Research and development	15,158	19.7	13,811	29.4	29,840	20.2	28,702	31.8
Selling, general and administrative	16,385	21.2	13,573	28.9	31,803	21.6	26,516	29.4
Amortization of intangible assets	—	—	—	—	—	—	228	0.2
Restructuring	(120)	(0.2)	(15)	(0.0)	(38)	(0.0)	(40)	(0.0)
Income (loss) from operations	$15,807	20.5%	$(2,783)	(5.9)%	$26,793	18.2%	$(8,142)	(9.0)%

Revenue in the second quarter and six months ended July 3, 2010 increased to $77.1 million and $147.6 million, respectively, compared to $46.9 million and $90.2 million for the second quarter and six months ended July 4, 2009. Revenue increased across all product lines, end markets, and product classifications.

Revenue by Product Line

FPGA and PLD revenue increased in the second quarter and first six months of fiscal 2010 when compared to fiscal 2009. There was a 67% and 75% increase in FPGA units sold in the second quarter and first six months of fiscal 2010 when compared to the second quarter and first six months of fiscal 2009, respectively, primarily driven by an increase in demand for our New products. PLD revenue also increased across all product classifications in the second quarter and first six months of fiscal 2010 when compared to fiscal 2009, due primarily to an increase in units sold.

The composition of our revenue by product line for the second quarter and first six months of fiscal 2010 and 2009 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
FPGA	$24,651	32%	$17,172	37%	$48,022	33%	$32,719	36%
PLD	52,468	68	29,728	63	99,529	67	57,517	64
Total revenue	$77,119	100%	$46,900	100%	$147,551	100%	$90,236	100%

Revenue by End Market

Although units sold overall were up across all end markets, revenue from the Industrial and other end markets increased 127% when the quarter ended July 3, 2010 is compared to the quarter ended July 4, 2009. By contrast, the communications end market increased 41% over this same quarterly comparison and accounted for approximately 49% and 57% of our total revenue for the quarter ended July 3, 2010 and July 4, 2009, respectively, and 50% and 60% for the six months ended July 3, 2010 and July 4, 2009, respectively. This is primarily due to strength in the wireless segment of the communications end market. We expect that a significant portion of our revenue will continue to be dependent on the health of the communications end market.

The composition of our revenue by end market for the second quarter and first six months of fiscal 2010 and 2009 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
Communications	$37,433	49%	$26,566	57%	$73,837	50%	$53,766	60%
Industrial and other	19,666	25	8,677	18	35,093	24	16,943	19
Computing	11,780	15	5,774	12	22,639	15	9,408	10
Consumer	8,240	11	5,883	13	15,982	11	10,119	11
Total revenue	$77,119	100%	$46,900	100%	$147,551	100%	$90,236	100%

Revenue by Product Classification

Revenue for New products increased 92% and 104% for the second quarter and first six months of fiscal 2010, respectively, compared to the second quarter and first six months of fiscal 2009, as a result of increased unit sales partially offset by a decrease in average selling price. Revenue for Mainstream products increased 52% and 47% for the second quarter and first six months of fiscal 2010 compared to the second quarter and first six months of fiscal 2009, with an increase in units sold and an approximate 1% increase in average selling price. Mature product revenue increased 45% and 40% for the second quarter and first six months of fiscal 2010, compared to the second quarter and first six months of fiscal 2009, primarily related to an increase in unit sales partially offset by a decrease in average selling price.

The composition of our revenue by product classification for the second quarter and first six months of fiscal 2010 and 2009 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
New *	$31,864	41%	$16,569	35%	$59,870	41%	$29,334	32%
Mainstream *	26,527	35	17,406	37	51,185	35	34,907	39
Mature *	18,728	24	12,925	28	36,496	24	25,995	29
Total revenue	$77,119	100%	$46,900	100%	$147,551	100%	$90,236	100%

* Product Classifications:

New:	LatticeECP3, LatticeXP2, LatticeECP2/M, MachXO, Power Manager II, ispClockA/D/S, ispMACH 4000ZE
Mainstream:	ispXPLD, ispGDX2, ispMACH 4000/Z, ispXPGA, LatticeSC, LatticeECP, LatticeXP, ispClock, Power Manager I, Software and IP
Mature:	FPSC, ORCA 2, ORCA 3, ORCA 4, ispPAC, isplsi 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-volt CPLDs, GDX/V, ispMACH 4/LV, all SPLDs
* Product categories are modified as appropriate relative to our portfolio of products and the generation within each major product family. New products consist of our latest generation of products, while Mainstream and Mature are older or based on unique late stage customer-based production needs. Generally, product categories are adjusted every two to three years, at which time prior periods are reclassified to conform to the new categorization.

Revenue by Geography

Domestic revenue increased for the second quarter and first six months of fiscal 2010 when compared to the second quarter and first six months of fiscal 2009; however, the percent of total revenue remained flat. Export revenue as a percentage of total revenue was 88% and 88% for the second quarter and first six months of fiscal 2010, compared to 84% and 83% for the second quarter and first six months of fiscal 2009. Export revenue as a percentage of overall revenue increased primarily due to strength of customers in our Asia Pacific and Japan markets. We believe the export market to Asia Pacific will remain the primary source of our revenue due to more favorable business conditions and a continuing trend towards outsourcing of manufacturing by North American and European customers to Asia Pacific. Revenue from the Japan region was particularly strong and attributed to increases across all end markets.

The composition of our revenue by geography, based on ship-to location, is as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
United States:	$8,866	12%	$7,381	16%	$17,888	12%	$15,056	17%
Export revenue:
Asia Pacific (primarily China and Taiwan)	41,825	55	26,703	57	79,918	54	49,633	55
Europe	14,292	18	7,532	16	26,774	18	16,721	19
Japan	10,345	13	3,274	7	19,388	13	5,874	6
Other Americas	1,791	2	2,010	4	3,583	3	2,952	3
Total export revenue	68,253	88	39,519	84	129,663	88	75,180	83
Total revenue	$77,119	100%	$46,900	100%	$147,551	100%	$90,236	100%

Our five largest customers make up a significant portion of our total revenue. In the first six months of fiscal 2010 and fiscal 2009, revenue attributable to two large telecommunications equipment providers (one of which was supported through one of our distributors in prior years), accounted for approximately 11% and 23% of revenue, respectively.

Gross Margin and Operating Expenses

Our gross margin percentage was 61.2% and 59.9% in the second quarter and first six months of fiscal 2010, respectively, compared to 52.4% and 52.4% in the second quarter and first six months of fiscal 2009, respectively. The increase in gross margin percentage during 2010 compared to 2009 was primarily attributed to the significantly higher production levels during the first six months of fiscal 2010 when compared to fixed overhead costs charged to cost of sales. Additionally, due to the broad based nature of our revenue increase, revenue from our Mature and Mainstream products, which typically carry a higher gross margin than our New product categories, increased during the first six months of fiscal 2010. We continue to benefit from the cost reduction actions undertaken over the prior year, primarily lower freight-in costs. We also realized a benefit related to some sales of older, fully reserved products in the second quarter of fiscal 2010.

Research and development expense was $15.2 million and $29.8 million in the second quarter and first six months of fiscal 2010, respectively, compared to $13.8 million and $28.7 million in the second quarter and first six months of fiscal 2009, respectively. Research and development expenses consist primarily of personnel, masks, engineering wafers, third-party design automation software, assembly tooling and qualification expenses. This increase in fiscal 2010 compared to fiscal 2009 was primarily a result of an increase in mask costs, engineering wafer related costs and accrued bonus costs recorded in connection with the 2010 Cash Incentive Compensation Plan. We believe that a continued commitment to research and development is essential to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 65nm, mask and engineering wafer costs are becoming increasingly more expensive and will therefore represent a greater proportion of total research and development expenses.

Selling, general and administrative expense was $16.4 million and $31.8 million for the second quarter and first six months of fiscal 2010, respectively, compared to $13.6 million and $26.5 million in the second quarter and first six months of fiscal 2009, respectively. This increase in fiscal 2010 compared to fiscal 2009 was primarily a result of an increase in sales commission costs, marketing related costs and accrued bonus costs recorded in connection with the 2010 Cash Incentive Compensation Plan.

Amortization of intangible assets was $0.2 million in the first six months of fiscal 2009. Intangible assets related to the acquisition of the FPGA business of Agere Systems, Inc. on January 18, 2002 and became fully amortized during the first quarter of fiscal 2009.

The Company implemented restructuring plans during the fiscal years 2005, 2007, 2008 and 2009 ("2009 restructuring plan"). Included in our Condensed Consolidated Statements of Operations and reported as Restructuring charges for the second quarter and first six months of fiscal 2010 is a net credit of $0.1 million primarily resulting from changes in original estimates of severance and related costs under the 2009 restructuring plan.

Other income (expense), net

The following table summarizes the activity in Other income (expense), net (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Interest income	$204	$350	$451	$729
Gain on sale of excess real estate	720	—	720	—
Gain (loss) primarily related to sale or impairment of auction rate securities, net	25	(367)	55	(1,031)
Gain (loss) on deferred compensation plan assets and other, net	(4)	206	21	(21)
	$945	$189	$1,247	$(323)

The impairment charge in the first six months of fiscal 2009 was recorded due to the decline in fair value of auction rate securities that are considered illiquid. No comparable charge was recorded in the first six months of fiscal 2010.

The decrease in interest income is the result of lower interest rates partially offset by higher invested balances in Marketable securities for the second quarter and first six months of fiscal 2010 compared to the second quarter and first six months of fiscal 2009.

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

During the quarter ended July 3, 2010, we received a $0.1 million refund of previously paid taxes in the People's Republic of China. The refund was granted due to specific development activities conducted within the People's Republic of China.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash) (in thousands):

	Six Months Ended
	July 3, 2010	July 4, 2009
Net cash provided by operating activities	$48,937	$41,110
Net cash (used in) provided by investing activities	(42,520)	8,747
Net cash provided by (used in) financing activities	2,123	(1,221)
Net increase in cash and cash equivalents	$8,540	$48,636

Operating Activities

Net cash provided by operating activities was $48.9 million in the first six months of fiscal 2010, compared to $41.1 million in the first six months of fiscal 2009, primarily as a result of an increase in cash flow from Net income (loss) due to a net loss of $8.5 million in the first six months of fiscal 2009 compared to net income of $27.8 million in the first six months of fiscal 2010. Net cash provided by the decrease in foundry advances was $10.8 million in the first six months of fiscal 2010, which was less than the $37.2 million provided for, in the first six months of fiscal 2009, which included a cash repayment of $30.0 million under a letter agreement between the Company and Fujitsu Semiconductor Limited ("Fujitsu"). In addition, the increase in Deferred income and allowances on sales to sell-through distributors in the first six months of fiscal 2010 provided net cash of $7.9 million to operations compared to $0.8 million in the first six months of fiscal 2009, primarily due to the increased activity by sell-through distributors and increased revenue levels. This was partially offset by net cash used in operations as the result of an increase in Accounts receivable, net, of $13.7 million in the first six months of fiscal 2010 compared to cash provided by the decrease in Accounts receivable, net, of $0.2 million in the first six months of fiscal 2009 generated from higher revenue and increased volume by sell-through distributors.

Investing Activities

Net cash (used in) provided by investing activities decreased by $51.3 million in the first six months of fiscal 2010 compared to the first six months of fiscal 2009. The decrease was due to the purchase of short-term marketable securities of $54.1 million in the first six months of fiscal 2010 while no comparable purchases were completed in the first six months of fiscal 2009. Capital equipment expenditures were $4.7 million and $2.5 million in the first six months of fiscal 2010 and fiscal 2009, respectively. It is expected that as revenue increases and new products are introduced, capital equipment expenditures, primarily test related equipment, will also increase.

Financing Activities

Net cash provided by (used in) financing activities increased by $3.3 million for the first six months of fiscal 2010 compared to the first six months of fiscal 2009 due to the pay down of a credit line and the purchase of Treasury stock in the first quarter of fiscal 2009. No comparable transactions occurred in the first six months of fiscal 2010. Also, net proceeds from issuance of common stock increased by $2.3 million due primarily to the exercise of stock options and the proceeds from the employee stock purchase plan.

Liquidity

As of July 3, 2010, our principal source of liquidity was $212.0 million of Cash and cash equivalents and Short-term marketable securities, which were approximately $47.5 million more than the balance of $164.5 million at January 2, 2010. Working capital increased to $239.3 million at July 3, 2010 from $205.5 million at January 2, 2010.

Under the terms of a letter agreement between the Company and Fujitsu, Fujitsu agreed to repay in cash to the Company $60.0 million, plus interest, in two installments, of which $30.0 million was received on April 15, 2009 and the remaining $30.0 million was received on October 15, 2009. In addition, as of July 3, 2010, we expect to receive the remaining advance of approximately $0.7 million in the form of advance credits, including engineering mask set charges, by the end of the third quarter of the Company's fiscal 2010, at which time cash flow from operations will no longer include receipts of these credits.

We believe that our existing liquid resources and cash expected to be generated from future operations will be adequate to meet our operating, capital requirements and obligations for at least the next twelve months.

At July 3, 2010 and January 2, 2010, the Company held auction rate securities with a par value of $23.8 million and $24.1 million, respectively. During the first six months of fiscal 2010, the Company accepted ten partial redemptions at 100% of par value of auction rate securities. The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available. At July 3, 2010, due to continued multiple failed auctions and a determination of illiquidity, the $23.8 million par value of auction rate securities held by the Company had an estimated fair value of $12.7 million and are classified as Long-term marketable securities. At January 2, 2010, the fair value of auction rate securities held by the Company and classified as Long-term marketable securities was $12.9 million.

Long-term marketable securities with a par value of $15.5 million (estimated fair value of $12.5 million) are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program. Long-term marketable securities with a par value of $8.3 million (estimated fair value of $0.2 million) are auction market preferred shares issued by Ambac Assurance Corporation (“AMBAC”). On August 1, 2009, AMBAC discontinued paying monthly dividends on its auction market preferred shares, which reduced interest income included in Other income (expense), net, by less than $0.1 million per quarter.

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

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized loss of less than $0.1 million during the six months ended July 3, 2010 on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive income. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income. In addition, during the three and six months ended July 3, 2010, the Company realized a gain of $0.1 million related to the sale of a portion of its Long-term marketable securities portfolio.

If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive income. On July 29, 2010, the Company sold FFELP auction rate securities with a par value of $3.8 million and fair value of $2.9 million for $3.3 million and will report a gain of $0.4 million in the third fiscal quarter of 2010.

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

Contractual Obligations

There have been no significant changes to the Company's contractual obligations outside of the ordinary course of business in the first six months of fiscal 2010 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended January 2, 2010.

Off-Balance Sheet Arrangements

As of July 3, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Market Risks

At July 3, 2010 and January 2, 2010, we held auction rate securities with a par value of $23.8 million and $24.1 million, respectively. At July 3, 2010, the auction rate securities held by us had an estimated fair value of $12.7 million. At January 2, 2010, the auction rate securities had an estimated fair value of $12.9 million.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The majority of our revenue (approximately 50% of first six months of fiscal 2010 revenue) is derived from customers participating in the communications equipment end market. In addition, during fiscal year 2009, the Company participated in the China 3G telecommunications network build-out by selling products used by two large telecommunication equipment providers (one of which was supported through one of our distributors), which accounted for a combined 23% of our aggregate revenue during that period. This is primarily due to strength in the wireless segment of the communications end market. For the first six months of fiscal 2010, the same two large telecommunication equipment providers accounted for a combined 11% of revenue. In the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. Any deterioration in the communication end market or reduction in capital spending to support this end market could lead to a reduction in demand for our products and could adversely affect our revenue and results of operations.

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

We have limited ability to foresee changes or the pace of changes in sales by product classification. In the past we have also experienced periods of decline in sales of our mainstream and mature products. If, in any period, sales of our mature and mainstream products decline, and if sales of new products do not increase at a rate that is sufficient to counteract this decline, then our total revenue would decline. In addition, as mature products typically generate a higher gross margin than mainstream or new products, a faster than normal decline in sales of mature products could adversely impact our gross margins.

We also have experienced, and may experience in the future, gross margin declines in certain products, reflecting the effect of competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production lines, and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that, as a result of competitive pricing pressures or other factors, we are unable to pass on to our customers.

Further, our ability to predict end customer demand and resale of our products by our sell-through distributors is limited. Typically, a significant amount of our revenue comes from “turns orders,” which are orders placed and filled within the same period. By definition, turns orders are not captured in a backlog measurement at the beginning of a quarter. Accordingly, we cannot use backlog as a reliable measure of predicting revenue.

Currently Fujitsu Semiconductor Limited ("Fujitsu") is our sole source supplier of wafers for our newest FPGA and PLD products. We may be unsuccessful in defining, developing and identifying manufacturing processes for the new programmable logic products required to maintain or expand our business.

As a semiconductor company, we operate in a dynamic environment marked by rapid product obsolescence. The programmable logic market is characterized by rapid technology and product evolution and historically the market for FPGA products has grown faster than the market for PLD products. Currently, we derive a greater proportion of our revenue from PLD products than FPGA products. Consequently, our future success depends on our ability to introduce new FPGA and associated software design tool products that meet evolving customer needs while achieving acceptable margins. We are presently shipping our next generation FPGA product families that are critical to our ability to grow our FPGA product revenue and expand our overall revenue. We also plan to continue upgrading our customer design tool products and increase our offerings of intellectual property cores. If we fail to introduce new products in a timely manner, or if these products or future new products fail to achieve market acceptance, our operating results could be harmed.

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

On August 6, 2010, the Company announced the resignation of the Company's President and Chief Executive Officer, Bruno Guilmart, effective September 4, 2010. We also announced the appointment of an interim Chief Executive Officer and the commencement of a search for a new Chief Executive Officer. We may experience disruption in our business activities as we transition to a new chief executive officer, and our relationships with employees, customers and suppliers could be adversely affected by these disruptions. In addition, our competitors may seek to use this transition and the related potential disruptions to gain a competitive advantage over us. Our future operating results depend substantially upon the continued service of our executive officers and key personnel and in significant part upon our ability to attract and retain qualified management personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

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

At July 3, 2010 and January 2, 2010, the Company held auction rate securities with a par value of $23.8 million and $24.1 million, respectively. The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available. At July 3, 2010, due to continued multiple failed auctions and a determination of illiquidity, the $23.8 million par value of auction rate securities held by the Company had an estimated fair value of $12.7 million and are classified as Long-term marketable securities.

Long-term marketable securities with a par value of $15.5 million (estimated fair value of $12.5 million) are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program. Long-term marketable securities with a par value of $8.3 million (estimated fair value of $0.2 million) are auction market preferred shares issued by Ambac Assurance Corporation (“AMBAC”). On August 1, 2009, AMBAC discontinued paying monthly dividends on its auction market preferred shares.

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

We have made acquisitions in the past to execute on our business strategy which creates uncertainty to our future operating results and cash flows. We may acquire products, technologies or businesses from third parties. An acquisition will require considerable management time and may divert time away from operations, require substantial cash resources, require us to incur or assume debt, and involve the issuance of the Company’s equity securities. The success of any acquisition requires the integration of products, technologies, personnel and administrative resources, and could result in departures of key personnel, equity dilution or acquisition of unknown liabilities. As a result, an acquisition could disrupt our operations and may have an adverse effect on our business, financial condition or operating results.

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

Our industry is characterized by frequent claims regarding patents and other intellectual property rights of others. We have been, and from time to time expect to be, notified of claims that we are infringing upon the intellectual property rights of others. For instance, we are exposed to certain asserted and unasserted potential claims, including the pending patent litigation brought against us by Lizy K. John, and Stragent and SeeSaw, as described in Item 1. Legal Proceedings, above. If any third party makes a valid claim against us, we could face significant liability and could be required to make material changes to our products and processes. In response to any claims of infringement, there can be no assurance that we would be able to successfully defend against the claims. Any such litigation could result in a substantial diversion of our efforts and the use of substantial management and financial resources, which by itself could have a material adverse effect on our financial condition and operating results. We may seek licenses under patents that we are alleged to be infringing; however, we may not be able to obtain a license on favorable terms, or at all, which could have an adverse effect on our operating results.

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

Date: August 6, 2010