Form 10-Q
period 2010-10-02
LATTICE SEMICONDUCTOR CORP
filed 2010-11-05
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 2, 2010
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

Large accelerated filer[ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of November 4, 2010                   117,835,443

LATTICE SEMICONDUCTOR CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about our fiscal 2010 revenues from sell-through distributors; changes to our unrecognized tax benefits and expectations regarding taxes and tax adjustments; the timing of completion of our 2009 restructuring plan; our expectations that a significant portion of our revenue will continue to be dependent on the communications end market; the Asian Pacific market being the primary source of our revenue; the impact of new accounting pronouncements; our benefiting from our cost reduction actions; our expectations regarding research and development investments and increases in capital expenditures; and our beliefs concerning the adequacy of our liquidity and ability to meet our operating and capital requirements and obligations.

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, the concentration of our sales in the communications equipment end market, particularly as it relates to the concentration of our sales in the Asia Pacific region, market acceptance and demand for our new products, the effect of the downturn in the economy on capital markets and credit markets, the impact of competitive products and pricing, unanticipated taxation requirements, or positions of the IRS, unexpected impacts of recent accounting guidance and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this Report. You should not unduly rely on forward-looking statements because our actual results could differ materially from those expressed in any forward-looking statements made by us. In addition, any forward-looking statement applies only as of the date on which it is made. We do not plan to, and undertake no obligation to, update any forward-looking statements to reflect events or circumstances that occur after the date on which such statements are made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Revenue	$77,137	$49,097	$224,688	$139,333
Costs and expenses:
Cost of products sold	31,551	22,478	90,704	65,450
Research and development	14,814	14,789	44,654	43,491
Selling, general and administrative	15,818	12,739	47,621	39,255
Amortization of intangible assets	—	—	—	228
Restructuring	79	2,544	41	2,504
	62,262	52,550	183,020	150,928
Income (loss) from operations	14,875	(3,453)	41,668	(11,595)
Other income (expense), net	669	(536)	1,916	(859)
Income (loss) before provision for income taxes	15,544	(3,989)	43,584	(12,454)
Provision for income taxes	176	125	391	129
Net income (loss)	$15,368	$(4,114)	$43,193	$(12,583)

Net income (loss) per share:
Basic	$0.13	$(0.04)	$0.37	$(0.11)
Diluted	$0.13	$(0.04)	$0.36	$(0.11)

Shares used in per share calculations:
Basic	117,257	115,321	116,332	115,356
Diluted	121,052	115,321	119,624	115,356

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	October 2, 2010	January 2, 2010
Assets
Current assets:
Cash and cash equivalents	$166,634	$156,069
Short-term marketable securities	62,448	8,471
Accounts receivable, net	49,217	33,551
Inventories	31,681	25,925
Current portion of foundry advances	29	11,475
Prepaid expenses and other current assets	9,521	7,980
Total current assets	319,530	243,471
Property and equipment, less accumulated depreciation	36,883	36,507
Long-term marketable securities	9,719	12,939
Other long-term assets	2,785	3,640
Total assets	$368,917	$296,557
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$29,370	$22,679
Accrued payroll obligations	11,861	5,118
Deferred income and allowances on sales to sell-through distributors	18,177	10,160
Total current liabilities	59,408	37,957
Long-term liabilities	5,185	5,240
Total liabilities	64,593	43,197
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 117,805,000 and 115,592,000 shares issued and outstanding	1,178	1,156
Paid-in capital	630,012	622,584
Treasury stock	—	(326)
Accumulated other comprehensive income	153	158
Accumulated deficit	(327,019)	(370,212)
Total stockholders' equity	304,324	253,360
Total liabilities and stockholders' equity	$368,917	$296,557
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	October 2, 2010	October 3, 2009
Cash flows from operating activities:
Net income (loss)	$43,193	$(12,583)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,642	10,928
Gain on sale of marketable securities	(416)	(163)
Impairment of Long-term marketable securities	—	2,267
Gain on sale of excess real estate	(720)	—
Stock-based compensation	3,505	3,363
Changes in assets and liabilities:
Accounts receivable, net	(15,666)	(1,839)
Inventories	(5,756)	5,639
Prepaid expenses and other current assets	(3,525)	392
Foundry advances (includes advance credits and Other receivable)	11,446	43,147
Accounts payable and accrued expenses (includes restructuring)	6,488	6,168
Accrued payroll obligations	6,743	(820)
Deferred income and allowances on sales to sell-through distributors	8,017	(209)
Other liabilities	337	(2,546)
Net cash provided by operating activities	64,288	53,744
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	40,813	13,262
Purchase of marketable securities	(91,150)	—
Proceeds from sale of excess real estate	874	—
Capital expenditures	(8,531)	(4,323)
Net cash (used in) provided by investing activities	(57,994)	8,939
Cash flows from financing activities:
Payment on yen line of credit	—	(805)
Treasury stock	—	(329)
Net proceeds from issuance of common stock	4,926	8
Net share settlement upon issuance of RSUs	(655)	(161)
Net cash provided by (used in) financing activities	4,271	(1,287)
Net increase in cash and cash equivalents	10,565	61,396
Beginning cash and cash equivalents	156,069	53,668
Ending cash and cash equivalents	$166,634	$115,064
Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain on assets measured at fair value, net, included in Accumulated other comprehensive income	$4	$1,333
Distribution of deferred compensation from trust assets	$227	$589
Retirement of Treasury stock	$(326)	$—
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, auction rate securities, deferred income taxes and liabilities, accrued expenses (including restructuring charges), income taxes, deferred income and allowances on sales to certain sell-through distributors, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from these estimates.

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our third quarter of fiscal 2010 and third quarter of fiscal 2009 ended on October 2, 2010 and October 3, 2009, respectively. All references to quarterly or three and nine months ended financial results are references to the results for the relevant fiscal period.

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

Concentration Risk

Potential exposure to concentration risk consists primarily of cash equivalents, marketable securities, trade receivables and supply of wafers for our new products. We place our investments primarily through four financial institutions and mitigate the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company’s investment policy defines approved credit ratings for investment securities. Purchased securities must meet or exceed the ratings; however, due to liquidity issues in global credit and capital markets, some of our auction rate securities have fallen below our required credit ratings. Investments consisted primarily of money market instruments, “AA” or better corporate notes and bonds, “AA” or better rated U.S. municipal notes, U.S. government agency obligations and “C” or better rated auction rate securities. See Note 4 for a discussion of the liquidity attributes of our marketable securities.

Concentration of credit risk with respect to trade receivables are mitigated by a geographically diverse customer base consisting primarily of four large distributors, a large number of OEM customers and several contract manufacturers, as well as by our credit and collection process. Accounts receivable are recorded at the invoice amount, do not bear interest, and are shown net of allowances for doubtful accounts of $0.9 million and $1.0 million at October 2, 2010 and January 2, 2010, respectively. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

We enter into arrangements with certain sell-through distributors under which we issue accounts receivable credit adjustments (“distributor advances”) to reduce the distributors' working capital requirements for servicing our end customers. Distributor advances are recorded as a reduction of Deferred income and allowances on sales to sell-through distributors. These arrangements are unsecured, bear no interest, are settled on a quarterly basis and are due upon demand. Distributor advances, which have no impact on revenue recognition, totaled $28.3 million and $16.5 million at October 2, 2010 and January 2, 2010, respectively.

Current portion of foundry advances was less than $0.1 million and was $11.5 million at October 2, 2010 and January 2, 2010, respectively, pursuant to an agreement with Fujitsu Semiconductor Limited (“Fujitsu”) in which we agreed to advance $125.0 million to Fujitsu for future wafer purchases. Under the terms of a letter agreement between the Company and Fujitsu, Fujitsu agreed to repay $60.0 million in cash to the Company, plus interest, in two installments. $30.0 million was received on April 15, 2009 and the remaining $30.0 million was received on October 15, 2009. We expect to receive the remaining advance of less than $0.1 million in the form of advance credits, including engineering mask set charges, during the fourth quarter of the Company's fiscal 2010. We rely on Fujitsu for essentially all wafer purchases for our new products.

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

At the time of shipment to a sell-through distributor amounts are invoiced at published list price. The final price is set at the time of resale and is determined in accordance with a distributor price agreement. Amounts invoiced are recorded in Accounts receivable, net and inventory is transferred from Inventories to Deferred income and allowances on sales to sell-through distributors. Revenue and cost of products sold to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net income (loss). Our estimate of inventory valued at published list price and held by sell-through distributors with right of return totaled $54.8 million and $31.7 million at October 2, 2010 and January 2, 2010, respectively. Distributor advances totaled $28.3 million and $16.5 million at October 2, 2010 and January 2, 2010, respectively and are recorded in Deferred income and allowances to sell-through distributors. Deferred costs of sales related to inventory held by sell-through distributors totaled $8.3 million and $5.0 million at October 2, 2010 and January 2, 2010, respectively.

During fiscal 2009, the Company completed a program to restructure our distribution channels primarily in the Asia Pacific region from a sell-in to a sell-through distribution model. As a result, we expect the majority of our revenue in fiscal 2010 will be from reported resale from our sell-through distributors. Resale of product by sell-through distributors as a percentage of our total revenue was 38%, 33% and 36% in fiscal years 2009, 2008 and 2007, respectively, and 55% and 56% for the third quarter and nine months ended October 2, 2010, respectively.

Revenue from software licensing was not material for the periods presented.

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force),” (“ASU 2009-13”). ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. Additionally, ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the residual method and requires an entity to allocate revenue using the relative selling price method. This update is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. The Company is currently assessing the impact of the adoption on its financial statements.

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

Note 2 - Net Income (Loss) Per Share:

Net income (loss) per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, restricted stock units (“RSUs”), employee stock purchase plan ("ESPP") shares, and warrants to purchase shares of common stock. There were no outstanding warrants as of October 2, 2010 or January 2, 2010.

The computation of diluted net income per share for the third quarter and nine months ended October 2, 2010, includes the effects of stock options, RSUs and ESPP shares aggregating 3.8 million and 3.3 million shares, respectively, as they are dilutive, and excludes the effects of stock options and RSUs aggregating 1.9 million and 3.0 million shares, respectively, as they are antidilutive. The computation of diluted net loss per share for the third quarter and nine months ended October 3, 2009, excludes the effects of stock options, RSUs, ESPP shares and warrants aggregating 10.1 million and 11.7 million shares, because the effect was antidilutive. Stock options, RSUs, ESPP shares and warrants are antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position. Stock options and RSUs that are antidilutive in the third quarter and first nine months of fiscal 2010 could become dilutive in the future.

Note 3 - Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	October 2, 2010	January 2, 2010
Short-term marketable securities:	$62,448	$8,471

Long-term marketable securities:
Due after ten years	9,523	12,743
No contractual maturity date	196	196
	9,719	12,939
Total marketable securities	$72,167	$21,410

The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	October 2, 2010	January 2, 2010
Short-term marketable securities:
Corporate and government bonds and notes	$62,448	$8,471

Long-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Federally-insured or FFELP guaranteed student loans	9,523	12,743
Auction market preferred shares	196	196
	9,719	12,939
Total marketable securities	$72,167	$21,410

The following table summarizes the composition of our auction rate securities (in thousands):

	October 2, 2010			January 2, 2010
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$11,600	$9,523	AAA	$15,725	$12,743	AAA
Auction market preferred shares	8,325	196	C	8,325	196	C
Total Long-term marketable securities	$19,925	$9,719		$24,050	$12,939

During the first nine months of fiscal 2010, the Company accepted 13 partial redemptions at 100% of par value ($0.3 million) of auction rate securities. On July 29, 2010, the Company sold student loan auction rate securities, with a par value of $3.8 million and fair value of $2.9 million for $3.3 million and reported a gain of $0.4 million in the third quarter of fiscal 2010. The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available. At October 2, 2010, due to continued multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company are classified as Long-term marketable securities.

Student loan asset-backed notes are insured by the federal government or guaranteed by the Federal Family Educational Loan Program (“FFELP”). Auction market preferred shares are issued by Ambac Assurance Corporation (“AMBAC”).

While the auctions for auction rate securities have historically provided a liquid market for these securities, due to liquidity issues in global credit and capital markets, auction rate securities held by us have experienced multiple failed auctions (a portion beginning in October 2007). These instruments are considered illiquid and have been reclassified as Long-term marketable securities on the Condensed Consolidated Balance Sheets. No additional impairment charges were recognized in the first nine months of fiscal 2010. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

Note 4 - Fair Value of Financial Instruments:

	Fair value measurements as of October 2, 2010
	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$62,448	$62,448	$—	$—
Long-term marketable securities	9,719	—	—	9,719
Total assets measured at fair value	$72,167	$62,448	$—	$9,719

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

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our auction rate securities are classified as Level 3 instruments. Management uses a combination of the market and income approach to derive the fair value of auction rate securities, which include third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity. Our Level 3 instruments are classified as Long-term marketable securities on our Condensed Consolidated Balance Sheet.

During the nine months ended October 2, 2010 and October 3, 2009, the following changes occurred in our Level 3 instruments (in thousands):

	Nine Months Ended
	October 2, 2010	October 3, 2009
Beginning fair value of Long-term marketable securities	$12,939	$19,485
Fair value of securities sold or redeemed	(3,220)	(925)
Temporary or other-than-temporary fluctuations in fair value	—	(904)
Ending fair value of Long-term marketable securities	$9,719	$17,656

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized gain of less than $0.1 million during the nine months ended October 2, 2010 on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive income. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income. In addition, during the three and nine months ended October 2, 2010, the Company realized a gain of $0.4 million and $0.5 million, respectively, related to the sale of a portion of its Long-term marketable securities portfolio.

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

Note 5 - Inventories (in thousands):

	October 2, 2010	January 2, 2010
Work in progress	$21,524	$15,046
Finished goods	10,157	10,879
	$31,681	$25,925

Note 6 - Changes in Stockholders' Equity and Comprehensive Income (in thousands):

	Common stock	Paid-in capital	Treasury stock	Accumu- lated deficit	Accumu- lated other compre- hensive income	Total
Balances, January 2, 2010	$1,156	$622,584	$(326)	$(370,212)	$158	$253,360
Net income for the nine months ended October 2, 2010	—	—	—	43,193	—	43,193
Unrealized gain, net, related to marketable securities	—	—	—	—	4	4
Translation adjustments	—	—	—	—	(9)	(9)
Comprehensive income	—	—	—	—	—	43,188
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of taxes)	22	4,249	—	—	—	4,271
Retirement of repurchased stock	—	(326)	326	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	3,505	—	—	—	3,505
Balances, October 2, 2010	$1,178	$630,012	$—	$(327,019)	$153	$304,324

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

On October 21, 2010, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. Under the program, the Company may purchase shares of common stock through open market and privately negotiated transaction at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital.

Note 7 - Income Taxes:

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2001. We have federal net operating loss carryforwards that expire at various dates between 2021 and 2029. We have state net operating loss carryforwards that expire at various dates from 2010 through 2029. We also have federal and state credit carryforwards, some of which do not expire, with the remainder expiring at various dates from 2010 through 2030. We have provided a valuation allowance equal to our net federal and state deferred tax assets as we have not met the more likely than not realization threshold for deferred tax asset recognition. We evaluate both positive and negative evidence to determine if some or all of our deferred tax assets should be recognized on a quarterly basis. As of October 2, 2010, the negative evidence, which includes a three year cumulative pretax loss, outweighs the positive evidence available. In future periods, if we determine that the positive evidence is sufficient to conclude that we are more-likely-than-not to realize some or all of our deferred tax assets, we will recognize a deferred tax asset and a benefit in the period in which such determination is made. As of October 2, 2010, the net deferred tax asset relates to foreign jurisdictions where we have concluded it is more-likely-than-not-that we will realize the net deferred tax assets in future periods.

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

We believe that it is reasonably possible that $1.5 million of unrecognized tax benefits and $0.9 million of associated interest and penalties could significantly change during the next twelve months. The $2.4 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to matters currently being litigated with the IRS, certain federal and state credits and uncertain income tax positions related to foreign tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

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

Note 8 - Restructuring:

During fiscal 2009, we initiated a restructuring plan ("2009 restructuring plan") to lower operating expenses primarily by reducing headcount, reducing occupancy in certain leased facilities and to transfer inventory management, order fulfillment, and direct sales logistics from our headquarters in Oregon to a third party contractor in Singapore. In addition, the Company established an operations center in Singapore to transfer some of its supply chain activities from the Company’s headquarters in Oregon. The 2009 restructuring plan will be substantially completed by the fourth quarter of fiscal 2010.

During the third quarter of fiscal 2008, we initiated a restructuring plan (“2008 restructuring plan”) to better align operating expenses with near-term revenue expectations, primarily by reducing headcount. The 2008 restructuring plan was substantially complete by the end of fiscal 2008. During the third quarter of fiscal 2007, we approved and initiated a restructuring plan to lower operating expenses primarily by reducing headcount ("2007 restructuring plan"). The 2007 restructuring plan encompassed a reduction in work force, a voluntary separation program for certain employees and the closure of certain leased facilities. The 2007 restructuring plan was substantially complete by the end of fiscal 2009. During the fourth quarter of fiscal 2005, we initiated a restructuring plan (“2005 restructuring plan”) to reduce operating expenses. The 2005 restructuring plan encompassed three major components - a streamlining of research and development sites, a voluntary separation program for certain employees and an organizational consolidation within the Company’s largest design center.

At October 2, 2010, the Condensed Consolidated Balance Sheet included $1.1 million primarily related to operating lease commitments and severance and related expenses accrued under the provisions of the 2009 restructuring plan. In addition, the Condensed Consolidated Balance Sheet included $0.3 million related to operating lease commitments accrued under the provisions of the 2005 restructuring plan.

The following table displays the activity related to all the restructuring plans described above (in thousands):

	Balance at January 2, 2010	Charged to expense during nine months ended October 2, 2010	Paid or settled	Adjustments to reserve	Balance at October 2, 2010	Cumulative expense through January 2, 2010	Aggregate expense and adjustments
Severance and related costs	$715	$199	$(425)	$(196)	$293	$16,004	$16,007
Lease loss reserve and other	1,521	38	(466)	—	1,093	9,090	9,128
Total restructuring plans	$2,236	$237	$(891)	$(196)	$1,386	$25,094	$25,135

Total Restructuring included in our Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Severance and related costs	$67	$1,313	$3	$1,307
Lease loss reserve and other	12	1,231	38	1,197
	$79	$2,544	$41	$2,504

We cannot be certain as to the actual amount of any remaining restructuring charges, changes in original estimates or the timing of their recognition for financial reporting purposes.

Note 9 - Stock-Based Compensation:

Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Line item:
Cost of products sold	$76	$75	$235	$264
Research and development	468	369	1,388	1,128
Selling, general and administrative	489	569	1,882	1,971
	$1,033	$1,013	$3,505	$3,363

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

On July 20, 2010, Intellitech Corporation (“Intellitech”) filed a patent infringement lawsuit against Lattice Semiconductor Corporation in the U.S. District Court for the District of Delaware. Intellitech seeks unspecified damages and attorneys' fees and expenses. Neither the likelihood nor the amount of any potential exposure to the Company can be estimated at this time.

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

Note 11 - Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area based on ship-to location was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
United States:	$8,884	12%	$6,108	12%	$26,772	12%	$21,164	15%
Export revenue:
Asia Pacific (primarily China and Taiwan)	42,118	55	27,551	56	122,036	54	77,184	56
Europe	13,691	17	8,414	17	40,465	18	25,135	18
Japan	10,876	14	5,673	12	30,264	13	11,547	8
Other Americas	1,568	2	1,351	3	5,151	3	4,303	3
Total export revenue	68,253	88	42,989	88	197,916	88	118,169	85
Total revenue	$77,137	100%	$49,097	100%	$224,688	100%	$139,333	100%

Our five largest customers make up a significant portion of our total revenue. In the first nine months of fiscal 2010 and fiscal 2009, combined revenue attributable to two large telecommunications equipment providers (one of which was supported through one of our distributors in prior years), accounted for approximately 12% and 20% of total revenue, respectively. Most of our property and equipment is located in the United States.

Note 12- Subsequent Events:

On October 12, 2010, the Company announced that effective November 8, 2010, Mr. Darin G. Billerbeck has been appointed to serve as President and Chief Executive Officer. In connection with Mr. Billerbeck's appointment, the Company entered into an offer letter with Mr. Billerbeck that sets forth certain terms related to Mr. Billerbeck's compensation package. The Company and Mr. Billerbeck entered into an employment agreement effective as of November 8, 2010 that included the compensation described in the offer letter and contains additional terms and conditions substantially similar to those set forth in the employment agreements of the Company's other executive officers.

On October 21, 2010, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. Under the program, the Company may purchase shares of common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the nine months ended October 2, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, auction rate securities, deferred income taxes and liabilities, accrued liabilities (including restructuring charges), income taxes, deferred income and allowances on sales to certain sell-through distributors, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

Recent Accounting Guidance

In September 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)”, (“ASU 2009-13”). ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. Additionally, ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the residual method and requires an entity to allocate revenue using the relative selling price method. This update is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. The Company is currently assessing the impact of the adoption on its financial statements.

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

Results of Operations

Revenue

Key elements of our Condensed Consolidated Statements of Operations (dollars in thousands) were as follows:

	Three Months Ended				Nine Months Ended
	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
Revenue	$77,137	100.0%	$49,097	100.0%	$224,688	100.0%	$139,333	100.0%

Gross margin	45,586	59.1	26,619	54.2	133,984	59.6	73,883	53.0
Research and development	14,814	19.2	14,789	30.1	44,654	19.9	43,491	31.2
Selling, general and administrative	15,818	20.5	12,739	25.9	47,621	21.2	39,255	28.1
Amortization of intangible assets	—	—	—	—	—	—	228	0.2
Restructuring	79	0.1	2,544	5.2	41	0.0	2,504	1.8
Income (loss) from operations	$14,875	19.3%	$(3,453)	(7.0)%	$41,668	18.5%	$(11,595)	(8.3)%

Revenue in the third quarter and nine months ended October 2, 2010 increased to $77.1 million and $224.7 million, respectively, compared to $49.1 million and $139.3 million for the third quarter and nine months ended October 3, 2009. Revenue increased across all product lines, end markets, and product classifications (except for two of our mature product families).

Revenue by Product Line

FPGA and PLD revenue increased in the third quarter and first nine months of fiscal 2010 when compared to fiscal 2009. There was a 80% and 77% increase in FPGA units sold in the third quarter and first nine months of fiscal 2010 when compared to the third quarter and first nine months of fiscal 2009, respectively, primarily driven by an increase in demand for our New products. PLD revenue also increased across all product classifications (except for two of our mature product families) in the third quarter and first nine months of fiscal 2010 when compared to fiscal 2009, due primarily to an increase in units sold.

The composition of our revenue by product line for the third quarter and first nine months of fiscal 2010 and 2009 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
FPGA	$24,715	32%	$15,201	31%	$72,737	32%	$47,920	34%
PLD	52,422	68	33,896	69	151,951	68	91,413	66
Total revenue	$77,137	100%	$49,097	100%	$224,688	100%	$139,333	100%

Revenue by End Market

Although units sold overall were up across all end markets, revenue from the Industrial and other end markets increased 171% when the quarter ended October 2, 2010 is compared to the quarter ended October 3, 2009. By contrast, the communications end market increased 46% over this same quarterly comparison and accounted for approximately 50% and 54% of our total revenue for the quarter ended October 2, 2010 and October 3, 2009, respectively, and 50% and 58% for the nine months ended October 2, 2010 and October 3, 2009, respectively. This is primarily due to strength in the wireless segment of the communications end market. We expect that a significant portion of our revenue will continue to be dependent on the health of the communications end market.

The composition of our revenue by end market for the third quarter and first nine months of fiscal 2010 and 2009 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
Communications	$38,954	50%	$26,670	54%	$112,791	50%	$80,436	58%
Industrial and other	19,575	26	7,234	15	54,668	24	24,177	17
Computing	10,590	14	8,349	17	33,229	15	17,757	13
Consumer	8,018	10	6,844	14	24,000	11	16,963	12
Total revenue	$77,137	100%	$49,097	100%	$224,688	100%	$139,333	100%

Revenue by Product Classification

Revenue for New products increased 119% and 109% for the third quarter and first nine months of fiscal 2010, respectively, compared to the third quarter and first nine months of fiscal 2009. Revenue for Mainstream products increased 32% and 42% for the third quarter and first nine months of fiscal 2010 compared to the third quarter and first nine months of fiscal 2009. Mature product revenue increased 20% and 33% for the third quarter and first nine months of fiscal 2010, compared to the third quarter and first nine months of fiscal 2009. For all three product classifications (except for two of our mature product families) the revenue increase was related to an increase in unit sales partially offset by a decrease in average selling price.

The composition of our revenue by product classification for the third quarter and first nine months of fiscal 2010 and 2009 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
New *	$35,304	46%	$16,120	33%	$95,174	42%	$45,615	33%
Mainstream *	25,099	32	18,985	39	76,284	34	53,731	38
Mature *	16,734	22	13,992	28	53,230	24	39,987	29
Total revenue	$77,137	100%	$49,097	100%	$224,688	100%	$139,333	100%

* Product Classifications:

New:	LatticeECP3, LatticeXP2, LatticeECP2/M, MachXO, Power Manager II, ispClockA/D/S, ispMACH 4000ZE
Mainstream:	ispXPLD, ispGDX2, ispMACH 4000/Z, ispXPGA, LatticeSC, LatticeECP, LatticeXP, ispClock, Power Manager I, Software and IP
Mature:	FPSC, ORCA 2, ORCA 3, ORCA 4, ispPAC, isplsi 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-volt CPLDs, GDX/V, ispMACH 4/LV, all SPLDs
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

Revenue by Geography

Domestic revenue increased for the third quarter and first nine months of fiscal 2010 when compared to the third quarter and first nine months of fiscal 2009; however, the percent of total revenue remained the same at 12% for the third quarter and declined from 15% to 12% of total revenue for the first nine months ended fiscal 2010. Export revenue as a percentage of total revenue was 88% and 88% for the third quarter and first nine months of fiscal 2010, compared to 88% and 85% for the third quarter and first nine months of fiscal 2009. Export revenue as a percentage of overall revenue increased primarily due to strength of customers in our Asia Pacific and Japan markets. We believe the export market to the Asia Pacific region will remain the primary source of our revenue due to more favorable business conditions and a continuing trend towards outsourcing of manufacturing by North American and European customers to the Asia Pacific region. Revenue from the Japan region was particularly strong due to increases across all end markets.

The composition of our revenue by geography, based on ship-to location, is as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
United States:	$8,884	12%	$6,108	12%	$26,772	12%	$21,164	15%
Export revenue:
Asia Pacific (primarily China and Taiwan)	42,118	55	27,551	56	122,036	54	77,184	56
Europe	13,691	17	8,414	17	40,465	18	25,135	18
Japan	10,876	14	5,673	12	30,264	14	11,547	8
Other Americas	1,568	2	1,351	3	5,151	2	4,303	3
Total export revenue	68,253	88	42,989	88	197,916	88	118,169	85
Total revenue	$77,137	100%	$49,097	100%	$224,688	100%	$139,333	100%

Our five largest customers make up a significant portion of our total revenue. In the first nine months of fiscal 2010 and fiscal 2009, revenue attributable to two large telecommunications equipment providers (one of which was supported through one of our distributors in prior years), accounted for approximately 12% and 20% of revenue, respectively.

Gross Margin and Operating Expenses

Our gross margin percentage was 59.1% and 59.6% in the third quarter and first nine months of fiscal 2010, respectively, compared to 54.2% and 53.0% in the third quarter and first nine months of fiscal 2009, respectively. The increase in gross margin percentage during 2010 compared to 2009 was primarily attributed to the significantly higher production volume during the first nine months of fiscal 2010 when compared to fixed overhead costs charged to Cost of products sold. Additionally, due to the broad based nature of our revenue increase, revenue from our Mature and Mainstream products, which typically carry a higher gross margin than our New product categories, increased during the first nine months of fiscal 2010. We continue to benefit from the cost reduction actions undertaken over the prior year, primarily lower freight-in costs. We also realized a benefit related to some sales of older, fully reserved products in the first nine months of fiscal 2010.

Research and development expense was $14.8 million and $44.7 million in the third quarter and first nine months of fiscal 2010, respectively, compared to $14.8 million and $43.5 million in the third quarter and first nine months of fiscal 2009, respectively. Research and development expenses consist primarily of personnel, masks, engineering wafers, third-party design automation software, assembly tooling and qualification expenses. This increase in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 was the result of an increase in personnel related costs, primarily accrued bonus costs recorded in connection with the 2010 Cash Incentive Compensation Plan, partially offset by a decrease of mask costs. We believe that a continued commitment to research and development is essential to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 65nm, mask and engineering wafer costs are becoming increasingly more expensive and will therefore represent a greater proportion of total research and development expenses.

Selling, general and administrative expense was $15.8 million and $47.6 million for the third quarter and first nine months of fiscal 2010, respectively, compared to $12.7 million and $39.3 million in the third quarter and first nine months of fiscal 2009, respectively. This increase in fiscal 2010 compared to fiscal 2009 was primarily a result of an increase in sales commission costs, marketing related costs and accrued bonus costs recorded in connection with the 2010 Cash Incentive Compensation Plan.

Amortization of intangible assets was $0.2 million in the first nine months of fiscal 2009. Intangible assets related to the acquisition of the FPGA business of Agere Systems, Inc. on January 18, 2002 and became fully amortized during the first quarter of fiscal 2009.

The Company implemented restructuring plans during the fiscal years 2005, 2007, 2008 and 2009 ("2009 restructuring plan"). Included in our Condensed Consolidated Statements of Operations and reported as Restructuring charges for the third quarter and first nine months of fiscal 2010 is a charge of $0.1 million and less than $0.1 million, respectively, primarily resulting from severance and related costs under the 2009 restructuring plan. The third quarter and nine months of fiscal 2009 includes restructuring charges of $2.5 million primarily resulting from severance and related costs under the 2009 restructuring plan.

Other income (expense), net

The following table summarizes the activity in Other income (expense), net (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Interest income	$300	$296	$751	$1,025
Gain on sale of excess real estate	—	—	720	—
Gain (loss) related to sale or impairment of auction rate securities, net	409	(1,073)	469	(2,104)
(Loss) gain on deferred compensation plan assets and other, net	(40)	241	(24)	220
	$669	$(536)	$1,916	$(859)

The impairment charge in the first nine months of fiscal 2009 was recorded due to the decline in fair value of auction rate securities that are considered illiquid. No comparable charge was recorded in the first nine months of fiscal 2010.

Interest income was flat in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 as a result of lower interest rates offset by higher invested balances. Interest income declined in the first nine month of fiscal 2010 compared to the first nine months of fiscal 2009 as a result of lower interest rates partially offset by higher invested balances in Marketable securities.

Provision for income taxes

We are paying foreign income taxes, which are reflected in the Provision for income taxes in the Condensed Consolidated Statements of Operations and are primarily related to the cost of operating an offshore research and development subsidiary and sales subsidiaries. We are not currently paying federal income taxes and do not expect to pay such taxes until the benefits of our tax net operating loss carryforwards are fully utilized. We expect to pay a nominal amount of state income tax. We accrue interest and penalties related to uncertain tax positions in the Provision for income taxes.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash) (in thousands):

	Nine Months Ended
	October 2, 2010	October 3, 2009
Net cash provided by operating activities	$64,288	$53,744
Net cash (used in) provided by investing activities	(57,994)	8,939
Net cash provided by (used in) financing activities	4,271	(1,287)
Net increase in cash and cash equivalents	$10,565	$61,396

Operating Activities

Net cash provided by operating activities was $64.3 million in the first nine months of fiscal 2010, compared to $53.7 million in the first nine months of fiscal 2009, primarily as a result of an increase in cash flow from Net income (loss) due to a net loss of $12.6 million in the first nine months of fiscal 2009 compared to net income of $43.2 million in the first nine months of fiscal 2010. Net cash provided by the decrease in foundry advances was $11.4 million in the first nine months of fiscal 2010 compared to $43.1 million provided in the first nine months of fiscal 2009, which included a cash repayment of $30.0 million under a letter agreement between the Company and Fujitsu Semiconductor Limited ("Fujitsu"). In addition, the increase in Deferred income and allowances on sales to sell-through distributors in the first nine months of fiscal 2010 provided net cash of $8.0 million to operations compared to $0.2 million in the first nine months of fiscal 2009, primarily due to the increased activity by sell-through distributors and increased revenue levels. This was partially offset by; net cash used in operations as the result of an increase in Accounts receivable, net, of $15.7 million in the first nine months of fiscal 2010 compared to cash used in operations as the result of an increase in Accounts receivable, net, of $1.8 million in the first nine months of fiscal 2009 generated from higher revenue and increased volume by sell-through distributors; and, net cash used in operations as a result of an increase in Inventory of $5.8 million in the first nine months of fiscal 2010 compared to cash provided by operations as a result of a decrease in Inventory of $5.6 million in the first nine months of fiscal 2009.

Investing Activities

Net cash (used in) provided by investing activities decreased by $66.9 million in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The decrease was due to the purchase of short-term marketable securities of $91.2 million in the first nine months of fiscal 2010 while no comparable purchases were completed in the first nine months of fiscal 2009. Capital equipment expenditures were $8.5 million and $4.3 million in the first nine months of fiscal 2010 and fiscal 2009, respectively. It is expected that capital equipment expenditures, primarily test related equipment, will increase due to the introduction of new products and increased revenue levels.

Financing Activities

Net cash provided by (used in) financing activities increased by $5.6 million for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 due to the pay down of a credit line and the purchase of Treasury stock in the first quarter of fiscal 2009. No comparable transactions occurred in the first nine months of fiscal 2010. Also, net proceeds from issuance of common stock increased by $4.9 million due primarily to the exercise of stock options and the proceeds from the employee stock purchase plan.

Liquidity

As of October 2, 2010, our principal source of liquidity was $229.1 million of Cash and cash equivalents and Short-term marketable securities, which were approximately $64.6 million more than the balance of $164.5 million at January 2, 2010. Working capital increased to $260.1 million at October 2, 2010 from $205.5 million at January 2, 2010.

Under the terms of a letter agreement between the Company and Fujitsu, Fujitsu agreed to repay in cash to the Company $60.0 million, plus interest, in two installments, of which $30.0 million was received on April 15, 2009 and the remaining $30.0 million was received on October 15, 2009. In addition, as of October 2, 2010, we expect to receive the remaining advance of less than $0.1 million in the form of advance credits, including engineering mask set charges, by the end of the fourth quarter of the Company's fiscal 2010, at which time cash flow from operations will no longer include receipts of these credits.

We believe that our existing liquid resources and cash expected to be generated from future operations will be adequate to meet our operating, capital requirements and obligations for at least the next twelve months.

At October 2, 2010 and January 2, 2010, the Company held auction rate securities with a par value of $19.9 million and $24.1 million, respectively. During the first nine months of fiscal 2010, the Company accepted 13 partial redemptions at 100% of par value ($0.3 million) of auction rate securities. On July 29, 2010, the Company sold student loan auction rate securities, with a par value of $3.8 million and fair value of $2.9 million for $3.3 million and reported a gain of $0.4 million in the third quarter of fiscal 2010. The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available. At October 2, 2010, due to continued multiple failed auctions and a determination of illiquidity, the $19.9 million par value of auction rate securities held by the Company had an estimated fair value of $9.7 million and are classified as Long-term marketable securities. At January 2, 2010, the fair value of auction rate securities held by the Company and classified as Long-term marketable securities was $12.9 million.

Long-term marketable securities with a par value of $11.6 million (estimated fair value of $9.5 million) are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program. Long-term marketable securities with a par value of $8.3 million (estimated fair value of $0.2 million) are auction market preferred shares issued by Ambac Assurance Corporation (“AMBAC”). On August 1, 2009, AMBAC discontinued paying monthly dividends on its auction market preferred shares, which reduced interest income included in Other income (expense), net, by less than $0.1 million per quarter.

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

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized gain of less than $0.1 million during the nine months ended October 2, 2010 on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive income. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income. In addition, during the three and nine months ended October 2, 2010, the Company realized a gain of $0.4 million related to the sale of a portion of its Long-term marketable securities portfolio.

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

On October 21, 2010, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. Under the program, the Company may purchase shares of common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital.

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

Contractual Obligations

There have been no significant changes to the Company's contractual obligations outside of the ordinary course of business in the first nine months of fiscal 2010 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended January 2, 2010.

Off-Balance Sheet Arrangements

As of October 2, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Market Risks

At October 2, 2010 and January 2, 2010, we held auction rate securities with a par value of $19.9 million and $24.1 million, respectively. At October 2, 2010, the auction rate securities held by us had an estimated fair value of $9.7 million. At January 2, 2010, the auction rate securities had an estimated fair value of $12.9 million. Our investments in auction rate securities are subject to interest rate and market risk.

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

Our revenue and gross margin can fluctuate significantly due to downturns in the general economy or the semiconductor industry. These downturns are often severe and prolonged and can result in significant reductions in the demand for PLD and FPGA products in markets in which we compete. Global economic weakness or cyclical downturns have previously resulted from periods of economic recession, reduced access to credit markets, weakening or strengthening of the U.S. dollar relative to other currencies, weak end-user demand, excess industry capacity, political instability, terrorist activity or U.S. or other military actions, or general reductions in inventory levels by customers, and may cause a decrease in revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and collect customer receivables. In addition, our relationships with our employees and suppliers and ability to access capital markets could be adversely affected. In addition, customer financial difficulties have previously resulted, and could result in the future, in increases in bad debt write-offs and additions to reserves in our Accounts receivable. Global economic and cyclical downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

A downturn in the communications equipment end market could cause a reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

The majority of our revenue (approximately 50% of first nine months of fiscal 2010 revenue) is derived from customers participating in the communications equipment end market. In addition, during fiscal year 2009, the Company participated in the China 3G telecommunications network build-out by selling products used by two large telecommunication equipment providers (one of which was supported through one of our distributors), which accounted for a combined 23% of our aggregate revenue during that period. This is primarily due to strength in the wireless segment of the communications end market. For the first nine months of fiscal 2010, the same two large telecommunication equipment providers accounted for a combined 12% of revenue. In the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. Any deterioration in the communication end market or reduction in capital spending to support this end market could lead to a reduction in demand for our products and could adversely affect our revenue and results of operations.

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

Our operating results, including quarter over quarter, have fluctuated in the past and may continue to fluctuate. Consequently, our operating results may fail to meet the expectations of analysts and investors. Our revenue and gross margin may fluctuate due to product mix, inventory fluctuations at our distributor end customers, market acceptance of new products, competitive pricing dynamics, geographical and market-segment pricing strategies, wafer, package and assembly prices and yields, overhead absorption, as well as provisions for warranty and excess and obsolete inventory.

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

We also have experienced, and may experience in the future, gross margin declines in certain products, reflecting the effect of competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production lines, costs associated with our customers unplanned demand to build inventory, and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that, as a result of competitive pricing pressures or other factors, we are unable to pass on to our customers.

Further, our ability to predict end customer demand, our customers end customer demand, and resale of our products by our sell-through distributors is limited. Typically, a significant amount of our revenue comes from “turns orders,” which are orders placed and filled within the same period. By definition, turns orders are not captured in a backlog measurement at the beginning of a quarter. Accordingly, we cannot use backlog as a reliable measure of predicting revenue.

Currently Fujitsu Semiconductor Limited ("Fujitsu") is our sole source supplier of wafers for our newest FPGA and PLD products. We may be unsuccessful in defining, developing and identifying manufacturing processes for the new programmable logic products required to maintain or expand our business.

As a semiconductor company, we operate in a dynamic environment marked by rapid product obsolescence. The programmable logic market is characterized by rapid technology and product evolution and historically the market for FPGA products has grown faster than the market for PLD products. Currently, we derive a greater proportion of our revenue from PLD products than FPGA products. Consequently, our future success depends on our ability to introduce new FPGA and associated software design tool products that meet evolving customer needs while achieving acceptable margins. We are presently shipping our latest generation FPGA product families that are critical to our ability to grow our FPGA product revenue and expand our overall revenue. We also plan to continue upgrading our customer design tool products and increase our offerings of intellectual property cores. If we fail to introduce new products in a timely manner, or if these products or future new products fail to achieve market acceptance, our operating results could be harmed.

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

We are presently shipping our latest generation FPGA product families that are critical to our ability to grow our FPGA product revenue and expand our overall revenue. We also plan to continue upgrading our customer design tool products and increase our offerings of intellectual property cores. Our future revenue growth is dependent on market acceptance of our new silicon and software design tool products and the continued market acceptance of our current products. The success of these products is dependent on a variety of specific technical factors including:

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

During fiscal 2009, the Company embarked on a program to restructure its distribution channels, primarily in the Asia Pacific region, from a sell-in to a sell-through distribution model. The sell-in distribution model allows the Company to recognize revenue upon shipment to the distributor. In the sell-through distribution model, distributors have price protection and rights of return on unsold merchandise. Consequently, revenue is recognized upon resale to an end customer. As a result, we expect that the majority of our revenue in fiscal 2010 will be reported resale by our sell-through distributors. Our distributors that use the sell-through distribution model produce resale reports that help us in predicting future sales and revenue recognition. We depend on the timeliness and accuracy of these resale reports from our distributors; late or inaccurate resale reports could have a detrimental effect on our ability to recognize revenue and our ability to predict future sales. In addition, our distribution channels recently have experienced consolidation due to merger and acquisition activity in that business sector. Consolidation may result in our distributors allocating fewer resources to the distribution and sale of our products, which would adversely affect our financial results.

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

In fiscal 2009, the Company initiated the implementation of an enterprise-wide financial reporting (“ERP”) system to improve processes, enhance the access and timeliness of critical business information and strengthen controls throughout the Company. We converted to this new system in October 2010. Many companies have experienced operating or reporting disruptions when converting to a new ERP system, including limitations on a company’s ability to deliver and bill for customer shipments, maintain current and complete books and records, maintain an effective internal control environment and meet external reporting deadlines. While we do not currently anticipate any significant disruptions to our business, any major difficulty in the conversion to the new reporting system could negatively impact the Company’s business, results of operations and cash flows.

We may experience a disruption of our business activities due to the transition to a new Chief Executive Officer.

On October 12, 2010, the Company's Board of Directors announced the appointment of Darin G. Billerbeck as the Company's President and Chief Executive Officer, effective November 8, 2010. We may experience disruption in our business activities as we transition to a new chief executive officer, and our relationships with employees, customers and suppliers could be adversely affected by these disruptions. In addition, our competitors may seek to use this transition and the related potential disruptions to gain a competitive advantage over us. Our future operating results depend substantially upon the continued service of our executive officers and key personnel and in significant part upon our ability to attract and retain qualified management personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

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

At October 2, 2010 and January 2, 2010, the Company held auction rate securities with a par value of $19.9 million and $24.1 million, respectively. The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available. At October 2, 2010, due to continued multiple failed auctions and a determination of illiquidity, the $19.9 million par value of auction rate securities held by the Company had an estimated fair value of $9.7 million and are classified as Long-term marketable securities.

Long-term marketable securities with a par value of $11.6 million (estimated fair value of $9.5 million) are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program. Long-term marketable securities with a par value of $8.3 million (estimated fair value of $0.2 million) are auction market preferred shares issued by Ambac Assurance Corporation (“AMBAC”). On August 1, 2009, AMBAC discontinued paying monthly dividends on its auction market preferred shares.

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

Our industry is characterized by frequent claims regarding patents and other intellectual property rights of others. We have been, and from time to time expect to be, notified of claims that we are infringing upon the intellectual property rights of others. For instance, we are exposed to certain asserted and unasserted potential claims, including the pending patent litigation brought against us by Lizy K. John, Stragent and SeeSaw, and Intellitech, as described in Item 1. Legal Proceedings, above. If any third party makes a valid claim against us, we could face significant liability and could be required to make material changes to our products and processes. In response to any claims of infringement, there can be no assurance that we would be able to successfully defend against the claims. Any such litigation could result in a substantial diversion of our efforts and the use of substantial management and financial resources, which by itself could have a material adverse effect on our financial condition and operating results. We may seek licenses under patents that we are alleged to be infringing; however, we may not be able to obtain a license on favorable terms, or at all, which could have an adverse effect on our operating results.

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

ITEM 5.    OTHER INFORMATION
On September 1, 2010, Sean Riley, Lattice Semiconductor Corporation's (the "Company's") Corporate Vice President and General Manager, High Density, established a Rule 10b5-1 sales plan for shares of the Company's common stock as part of a personal investment diversification strategy. Rule 10b5-1 requires, among other things, that a trading plan be established only at a time when the officer is not aware of material, nonpublic information. The plan specifies the term of the plan, which will expire October 31, 2011, the number of shares to be sold, and the times and prices at which shares may be sold. The shares were acquired pursuant to awards under the Company's equity compensation programs. If all conditions of the plan are met, up to 80,000 shares may be sold under the plan, which would equal approximately 15% of the aggregate number of shares, including vested and unvested equity awards that Sean Riley holds as of October 31, 2010.
On September 1, 2010, Byron W. Milstead, the Company's Corporate Vice President, General Counsel and Secretary, established a Rule 10b5-1 sales plan for shares of the Company's common stock as part of a personal investment diversification strategy. Rule 10b5-1 requires, among other things, that a trading plan be established only at a time when the officer is not aware of material, nonpublic information. The plan specifies the term of the plan, which will expire September 30, 2011, the number of shares to be sold, and the times and prices at which shares may be sold. The shares were acquired pursuant to awards under the Company's equity compensation programs. If all conditions of the plan are met, up to 109,172 shares may be sold under the plan, which would equal approximately 41% of the aggregate number of shares, including vested and unvested equity awards that Mr. Milstead holds as of October 31, 2010.
On November 4, 2010, the Company entered into an employment agreement, dated effective as of November 8, 2010, with Darin G. Billerbeck, who has been appointed as the Company's new President and Chief Executive Officer effective November 8, 2010, a copy of which is filed as an exhibit to this quarterly report on Form 10-Q. This employment agreement provides for the compensation described in the offer letter between the Company and Mr. Billerbeck as previously disclosed on a current report on Form 8-K filed with the SEC on October 12, 2010, and includes other terms and conditions substantially similar to those set forth in the employment agreements of the Company's other executive officers.
On November 4, 2010, the Board of Directors appointed Darin G. Billerbeck, age 51, to fill the vacancy on the Board created by the resignation of Bruno Guilmart on August 5, 2010.

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

10.66*
Employment Agreement between Lattice Semiconductor Corporation and Byron Milstead effective as of December 30, 2008 (Incorporated by reference to Exhibit 10.66 filed with the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.67*
Employment Agreement between Lattice Semiconductor Corporation and Sean Riley dated September 22, 2008 (Incorporated by reference to Exhibit 10.67 filed with the Company's Current Report on Form 10-Q filed on May 8, 2009).

10.68*
Employment Agreement between Lattice Semiconductor Corporation and Christopher M. Fanning amended and restated as of December 15, 2008 (Incorporated by reference to Exhibit 10.68 filed with the Company's Current Report on Form 10-Q filed on May 8, 2009).

10.69*	Lattice Semiconductor Corporation 2010 Cash Incentive Compensation Plan (Incorporated by reference to Exhibit 10.69 filed with the Company's Annual Report on Form 10-K filed on March 10, 2010.

10.70*	Employment Agreement between Lattice Semiconductor Corporation and Darin G. Billerbeck dated as of November 8, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 5, 2010