Form 10-K
period 2011-01-01
LATTICE SEMICONDUCTOR CORP
filed 2011-03-11
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 1, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission file number: 000-18032
________________________________________
LATTICE SEMICONDUCTOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	93-0835214
(State of Incorporation)	(I.R.S. Employer Identification Number)
5555 NE Moore Court
Hillsboro, Oregon	97124-6421
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (503) 268-8000
Securities registered pursuant to Section 12(b) of the Act:
________________________________________

(Title of Class)	(Name of each exchange on which registered)
Common Stock, $.01 par value	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐        No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐        No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer [X]
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No [X]
Aggregate market value of voting stock held by non-affiliates of the registrant as of July 2, 2010	$358,228,322
Number of shares of common stock outstanding as of March 10, 2011	118,102,766
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the 2011 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

LATTICE SEMICONDUCTOR CORPORATION
FORM 10-K
ANNUAL REPORT

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about: programmable Platform Manager devices being expected to simplify board management design; the growth in popularity of mixed signal PLDs that combine digital and analog features; our plan to introduce new FPGA families; our existing facilities being suitable and adequate for our future needs; the majority of our revenue being through our sell-through distributors; changes to our unrecognized tax benefits and expectations regarding taxes and tax adjustments; our expectations that a significant portion of our revenue will continue to be dependent on the communications end market; the Asian Pacific market being the primary source of our revenue; the impact of new accounting pronouncements; our making significant future investments in research and development; and our beliefs concerning the adequacy of our liquidity and ability to meet our operating and capital requirements and obligations.

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, the concentration of our sales in the communications equipment end market, particularly as it relates to the concentration of our sales in the Asia Pacific region, market acceptance and demand for our new products, the effect of the downturn in the economy on capital markets and credit markets, the impact of competitive products and pricing, unanticipated taxation requirements, or positions of the IRS, unexpected impacts of recent accounting guidance and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, the items discussed in “Risk Factors” in Item 1A of Part I of this Report. You should not unduly rely on forward-looking statements because our actual results could differ materially from those expressed in any forward-looking statements made by us. In addition, any forward-looking statement applies only as of the date on which it is made. We do not plan to, and undertake no obligation to, update any forward-looking statements to reflect events or circumstances that occur after the date on which such statements are made or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business.

Lattice Semiconductor Corporation (“Lattice” or the “Company”) designs, develops and markets programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by end customers as specific logic circuits, enabling shorter design cycle times and reduced development costs. Our end customers are primarily original equipment manufacturers (“OEMs”) in the communications, computing, consumer, industrial, military, automotive, and medical end markets.

Lattice was incorporated in Oregon in 1983 and reincorporated in Delaware in 1985. Our headquarters facility is located at 5555 N.E. Moore Court, Hillsboro, Oregon 97124, our telephone number is (503) 268-8000 and our website can be accessed at www.latticesemi.com. Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K.

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2010, 2009, 2007 and 2006 were 52-week years and ended January 1, 2011, January 2, 2010, December 29, 2007 and December 30, 2006, respectively. Our fiscal 2008 was a 53-week year and ended on January 3, 2009. Our fiscal 2011 will be a 52-week year and will end on December 31, 2011. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

Programmable Logic Market Background

Three principal types of digital integrated circuits are used in most electronic systems: microprocessors, memory and logic. Microprocessors are used for control and computing tasks, memory is used to store programming instructions and data, and logic is employed to manage the interchange and manipulation of digital signals within a system.

Logic circuits are found in a wide range of today's digital electronic equipment, including communications, computing, consumer, industrial, automotive, medical, and military systems. The logic market encompasses general purpose logic semiconductor products, which include programmable logic devices, and application-specific semiconductor products, which include application-specific integrated circuits (“ASICs”) (custom devices for a single user) and application-specific standard products (“ASSPs”) (standardized logic devices marketed to multiple users). According to research from IHS iSuppli1, the general purpose logic and application-specific semiconductor product categories combined accounted for approximately 37% of the estimated $304 billion worldwide semiconductor market in 2010.

Manufacturers of electronic equipment are challenged to bring differentiated products to market quickly. These competitive pressures often preclude the use of custom-designed ASICs, which generally entail significant design risks, non-recurring expenses and time delays. ASSPs, an alternative to custom designed ASICs, limit a manufacturer's flexibility to adequately customize an end system. Programmable logic addresses this inherent dilemma. Programmable logic is a standard semiconductor product, purchased by systems manufacturers in a “blank” state that can be custom-configured into a virtually unlimited number of specific logic functions by programming the device with electrical signals. Programmable logic gives system designers the ability to quickly create custom logic functions to provide product differentiation without sacrificing rapid time to market.

According to IHS iSuppli2, the programmable logic market was approximately $4.8 billion in 2010. Within this market, there are two main markets; field programmable gate arrays (“FPGA”) and programmable logic devices (“PLD”), each representing a distinct silicon architectural approach to programmable logic. In 2010, FPGA was a $4.2 billion market2 while PLD was a $0.6 billion market.2 Products based on the two alternative programmable logic architectures are generally best suited for different types of logic functions, although many logic functions can be implemented using either architecture. FPGAs are characterized by a narrow-input logic cell and use a distributed interconnect scheme. FPGAs may also contain dedicated blocks of fixed circuits such as memory, high-speed input/output interfaces or processors. PLDs are traditionally characterized by a regular building block structure of wide-input logic cells, called macrocells, and use a centralized logic interconnect scheme. Although FPGAs and PLDs are typically suited for use in distinct types of logic applications, we believe that a substantial portion of programmable logic customers utilize both FPGA and PLD products. In addition, mixed signal PLDs that combine digital and analog features are growing in popularity.

1	IHS iSuppli, “Competitive Landscaping Tool—Q4 2010,” Nov. 17, 2010

2	IHS iSuppli, “Core Silicon Market Tracker—Q4 2010,” Dec. 23, 2010

Lattice Products

Lattice actively participates in both the FPGA and PLD (which includes the growing mixed signal PLD) markets. We strive to meet our customers' needs by offering innovative and differentiated solutions that include not only silicon devices, but also design tools and intellectual property. A brief overview of our key products follows.

FPGA Products

In 2002, we entered the FPGA market as a result of our acquisition of the FPGA business of Agere Systems, Inc. During fiscal 2010, 33% of our revenue was derived from FPGA products, compared to 33% in 2009 and 26% in 2008. In the future, we plan to introduce new FPGA families in high-growth market niches where we believe that we have sustainable and differentiated positions.

LatticeECP2M and LatticeECP3 Low-Power High-Value FPGAs

The LatticeECP FPGA family is designed for customers who need FPGAs with digital signal processing (“DSP”), a significant amount of memory, and high-speed serial communications channels ("SerDes"), but do not want to pay the price or power premiums of high end FPGAs. The LatticeECP2M and LatticeECP3 families are able to serve this mid-range market due to careful circuit design choices aimed at achieving lower cost and various architectural enhancements to reduce power consumption.

Introduced in February 2009, the fourth generation LatticeECP3 FPGA family is particularly well suited for deployment in wireless infrastructure and wireline access equipment, as well as video and imaging applications. All four generations of the LatticeECP family are manufactured using our foundry partner Fujitsu Limited's (“Fujitsu”) advanced process technologies.

LatticeXP and LatticeXP2 Non-Volatile FPGAs

Unlike traditional FPGAs that require an external device to load its application program, Lattice's two generations of the non-volatile LatticeXP FPGA family embed a Flash memory block on-chip to store the program. This on-chip program memory offers customers several unique benefits. First, as a single chip solution it enables customers to reduce their board size. Second, without the comparatively long time delay caused by loading a program externally, a customer's equipment can start up much more quickly. We refer to this feature as "instant-on". Finally, because the program is stored on-chip, a customer's IP is more secure from theft. While broadly used across many market segments, we believe that the single-chip, instant-on, and high-security provided by the LatticeXP and LatticeXP2 FPGA families make them particularly attractive for the security, surveillance, and display markets.

Both the LatticeXP and LatticeXP2 families are manufactured using embedded Flash processes co-developed with our foundry partner Fujitsu. The use of embedded Flash for the non-volatile memory enables the LatticeXP and Lattice XP2 families to be re-programmable.

The key features of our selected FPGA families are described in the table below:

FPGA Family	Year Introduced	Process Technology (nm)	Operating Voltage	Logic (K LUTs)	SERDES Channels	Max RAM (Mb)	I/O Pins (#)
LatticeECP3 TM	2009	65	1.2	17-149	4-16	7.2	133-586
LatticeXP2 TM	2007	90	1.2	5-40	—	1.0	86-540

PLD Products

During fiscal 2010, 67% of our revenue was derived from PLD products, compared to 67% in fiscal 2009 and 74% in fiscal 2008. We currently offer the industry's broadest line of PLDs based on our numerous families of ispLSI®, ispMACH,® GAL® and MachXO products.

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

MachXO and MachXO2 PLD Families

The MachXO and MachXO2 families of versatile non-volatile reconfigurable PLDs are designed for applications traditionally implemented using CPLDs or low-capacity FPGAs. Widely adopted in a broad range of high value, cost sensitive applications that require general purpose I/O expansion, interface bridging and power-up management functions, MachXO and MachXO2 PLDs offer the benefits of increased system integration by providing embedded memory, built-in Phase-locked Loops, high performance Low-voltage Differential Signaling (“LVDS”) I/O, remote field upgrade and a low power sleep mode.

In November 2010, Lattice introduced its MachXO2 PLD family. Built on a low power 65-nm process featuring embedded Flash technology, the MachXO2 family delivers a 3X increase in logic density, a 10X increase in embedded memory, more than a 100X reduction in static power and up to 30% lower cost compared to the MachXO PLD family. In addition, several popular functions used in low-density PLD applications, such as User Flash Memory (UFM), I2C, SPI and timer/counter, have been hardened into the MachXO2 devices, providing designers a “Do-it-All-PLD” for high volume, cost sensitive designs.

Designed for a broad range of low density applications, the MachXO and MachXO2 PLD families are used in a variety of end markets including consumer, communications, computing, industrial and medical.

The key features of our selected PLD families are described in the table below:

PLD Family	Year Introduced	Process Technology (nm)	Operating Voltage	Logic (Macrocells)	I/O Pins (#)
MachXO2	2010	65	3.3/2.5/1.2	128-3,432	18-335
MachXO	2005	130	3.3/2.5/1.8/1.2	128-1,140	73-271
ispMACH 4000ZE	2008	180	1.8	32-256	32-108
ispMACH 4000Z	2003	180	1.8	32-256	32-128

Note: MachXO and MachXO2 implement logic using look-up tables. The figures shown are the macrocell equivalents.

Platform Manager, Power Manager and ispClock Programmable Mixed Signal Devices

As customer equipment grows more complex, their power and clock management problems also become more complex. Our Power Manager and ispClockTM families feature a combination of programmable logic and programmable analog circuitry that allows system designers to reduce system cost and design time by quickly and easily integrating a wide variety of power or clock management functions within a single integrated circuit. These products can replace numerous discrete components, reducing cost and conserving board space, while providing customers with additional design flexibility and time-to-market benefits. The accuracy of our Power Manager products enables more reliable system performance for our customers.

In October 2010, Lattice announced its third-generation mixed-signal devices, the Platform Manager™ family. The programmable Platform Manager devices are expected to simplify board management design significantly by integrating programmable analog and logic to support many common functions, such as power management, digital housekeeping and glue logic. By integrating these support functions, Platform Manager devices can not only reduce the cost of these functions compared to traditional approaches, but also can improve system reliability and provide a high degree of design flexibility that minimizes the risk of circuit board re-spins.

Software Development Tools and Intellectual Property Cores

Our FPGA and PLD products are supported by the Lattice Diamond™ design environment and the ispLEVER® software development tool suite. Our mixed signal products are supported by PAC-Designer® software. Supporting Windows, UNIX and LINUX platforms, ispLEVER® software allows our customers to easily enter, verify and synthesize a design, perform logic simulation and timing analysis, assign I/O pins, designate critical paths, debug, execute automatic timing-driven place and route tasks, and download a logic and I/O configuration to our devices. Lattice will continue to support its ispLEVER tool suite for FPGA design while transitioning its FPGA customer base to the Diamond design environment.

In June 2010, Lattice announced Version 1.0 of its Lattice Diamond FPGA design software, the new flagship design environment for Lattice FPGA products. Lattice Diamond software provides a complete set of powerful tools, efficient design flows, and modern user interface that enable designers to more quickly target low power, cost sensitive FPGA applications.

Lattice Diamond software enables designers to move quickly to the task at hand because navigation is direct and intuitive. Designers can manage their design view windows through the attach/detach feature. This feature allows the activation of many alternate concurrent design views across the available screen space, yet avoids the clutter that could result without advanced window management. Combined with the extensive cross-probing between Diamond Views, designers can quickly investigate their design implementation's utilization and critical timing.

Lattice Diamond software Version 1.1, announced in November 2010, includes the initial customer beta release of the Lattice Synthesis Engine (LSE). With support initially for the MachXO2 and MachXO PLD families, LSE gives those users an additional choice of synthesis tool for design exploration. LSE supports both Verilog and VHDL languages and uses SDC format for constraints. It is integrated into the Lattice Diamond 1.1 design environment as a synthesis tool choice.

Synopsys' Synplify Pro advanced FPGA synthesis is included for all operating systems supported, and Aldec's Active-HDL Lattice Edition II simulator is included for Windows. In addition to the tool support for Lattice devices provided by the OEM versions of Synplify Pro and Active-HDL, Lattice devices are also supported by the full versions of Synopsys Synplify Pro and Aldec Active-HDL. Mentor Graphics ModelSim SE and Precision RTL synthesis also support the latest Lattice devices, such as the LatticeECP3 FPGA family.

Lattice's IP core program (ispLeverCore™) assists our customers' design efforts by providing pre-tested, reusable functions that can be easily utilized, allowing our customers to focus on their unique system architectures. These IP cores eliminate the need to “re-invent the wheel” by providing many industry-standard functions, including PCI Express, DDR, Ethernet, CPRI, OBSAI, 7:1 LVDS, and embedded microprocessors.

Product Development

We place substantial emphasis on new product development and believe that continued investment in this area is required to maintain and improve our competitive position. Our product development activities emphasize new proprietary products, advanced packaging, enhancement of existing products and process technologies, and improvement of software development tools. Product development activities occur in Hillsboro, Oregon; San Jose, California; Downers Grove, Illinois; Bethlehem, Pennsylvania; and Shanghai, China.

Research and development expenses were $60.3 million in 2010, $56.1 million in 2009 and $68.6 million in 2008. While we expect to continue to make significant future investments in research and development, we streamlined and consolidated our research and development process in the third quarter of 2008, the impact of which is reflected in Restructuring charges. During the third and fourth quarters of 2009, we took steps to better align operating expenses with revenue expectations and in connection with the establishment of our operations center in Singapore, which primarily relates to supply chain activities. (See discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

We rely on a third party vendor to provide cost-effective and efficient supply chain services. Among other activities, these outsourced services relate to direct sales logistics, including order fulfillment, inventory management and warehousing, and distribution of inventory to third party distributors. During December 2009, we adopted a restructuring plan under which we established an operations center and transferred a portion of our supply chain support activities from our headquarters in Oregon to the new operations center in Singapore in 2010.

We perform certain test operations and reliability and quality assurance processes internally. We have achieved and maintained ISO9001:2000 Quality Management Systems Certification and ISO16949:2002 Quality Systems Certification, and released a full line of PLD products qualified to the AEC-Q100 Reliability Standard.

Wafer Fabrication

We source silicon wafers from our foundry partners, Fujitsu Semiconductor Limited in Japan, Seiko Epson Corporation in Japan, United Microelectronics Corporation in Taiwan and GLOBALFOUNDRIES in Singapore, pursuant to agreements with each company and their respective affiliates. We negotiate wafer volumes, prices and other terms with our foundry partners and their respective affiliates on a periodic basis.

Assembly

After wafer fabrication and initial testing, we ship wafers to independent subcontractors for assembly. During assembly, wafers are separated into individual die and encapsulated in plastic or ceramic packages. Presently, we have qualified assembly partners in Indonesia, Japan, Malaysia, Taiwan, the Philippines, Singapore and South Korea. We negotiate assembly prices, volumes and other terms with our assembly partners and their respective affiliates on a periodic basis.

We currently offer an extensive list of standard products in lead (Pb) free packaging. Our lead-free products meet the European Parliament Directive entitled “Restrictions on the use of Hazardous Substances.” A select and growing subset of our ROHS compliant products are also offered with a "Halogen Free" material set.

Testing

We electrically test the die on each wafer prior to shipment for assembly. Following assembly, prior to customer shipment, each product undergoes final testing and quality assurance procedures. Wafer sort testing is performed by independent contractors in Malaysia, Japan, Singapore and at our Oregon facility. Final testing is performed by independent contractors in Indonesia, Malaysia, the Philippines, Singapore, South Korea, and at our Oregon facility.

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

We have agreements with 17 manufacturers' representatives and three primary distributors; Arrow Electronics, Inc., including Nu Horizon Electronics Corp., (wholly owned subsidiary of Arrow Electronics, Inc.), Avnet Inc., distributors of the Weikeng Group (Weikeng Industrial Co. Ltd. (Taiwan) and Weikeng International Co. Ltd. (Hong Kong)). We have also established export sales channels in over 50 foreign countries through a network of over 15 sales representatives and distributors. The majority of our sales are made through distributors.

Orders from our sell-through distributors are initially recorded at published list prices; however, for a majority of our sales, the final price is set at the time of resale and is determined in accordance with a distributor price agreement. In addition, we allow returns from sell-through distributors of unsold products under certain conditions. For these reasons, we do not recognize revenue until products are resold by sell-through distributors to an end customer. At times, we protect our sell-through distributors against reductions in published list prices.

We provide technical and marketing support to our end customers with engineering staff based at our headquarters, product development centers and selected field sales offices. We maintain numerous domestic and international field sales offices in major metropolitan areas.

Export sales as a percentage of our total revenue were 88%, 85% and 83% in fiscal 2010, 2009 and 2008, respectively. Export sales to China accounted for 42%, 43% and 28% of revenue in fiscal 2010, 2009 and 2008, respectively, to Europe accounted for 18%, 17% and 21% of revenue in fiscal 2010, 2009 and 2008, respectively, to Japan accounted for 13%, 10% and 14% of revenue in fiscal 2010, 2009 and 2008, respectively, and to Taiwan accounted for 3%, 3% and 9% of revenue in fiscal 2010, 2009 and 2008, respectively. Both export and domestic sales are denominated in U.S. dollars, with the exception of sales to Japan, where sales to certain customers are denominated in yen.

Our largest customers are distributors and have historically made up a significant portion of our total revenue. Revenue attributable to resales of products by Arrow Electronics, Inc., including its wholly-owned subsidiary Nu Horizons Electronics Corp. accounted for approximately 18%, 12% and 14% of revenue in fiscal years 2010, 2009 and 2008, respectively. Revenue attributable to resales of products by Avnet, Inc. accounted for approximately 17%, 13% and 14% of revenue in fiscal years 2010, 2009 and 2008, respectively. Revenue attributable to resales of products by the Weikeng Group (Weikeng Industrial Co. Ltd. (Taiwan) and Weikeng International Co. Ltd. (Hong Kong)) accounted for approximately 14%, 9% and 0% of revenue in fiscal years 2010, 2009 and 2008, respectively. Sales of products to Promaster Technology Corporation accounted for approximately 0%, 1% and 10% of revenue in fiscal years 2010, 2009 and 2008, respectively. Sales of products to ASTI Holdings Ltd. accounted for approximately 0%, 16% and 7% of revenue in fiscal years 2010, 2009 and 2008, respectively. No other individual customer accounted for more than 10% of total revenue in any of the fiscal years 2010, 2009 and 2008.

During fiscal 2009, the Company embarked on a program to restructure its distribution channels, primarily in the Asia Pacific region, from a sell-in to a sell-through distribution model. As a result the majority of our revenue in fiscal 2010 was from resale of our products by sell-through distributors. In connection with this program, Lattice terminated our distribution agreement between Lattice and Promaster Technology Corporation on July 2, 2009, between Lattice and Dragon Technology Distribution and FE Global Electronics effective for various territories on February 1 and February 6, 2010, respectively, and between Lattice and other distributors effective on various dates. Dragon Technology Distribution and FE Global Electronics are wholly-owned subsidiaries of ASTI Holdings Ltd. Resale of product by sell-through distributors as a percentage of our total revenue was 56%, 38% and 33% in fiscal years 2010, 2009 and 2008, respectively.

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

Backlog

Our backlog of scheduled and released orders at January 1, 2011 was $97.1 million, as compared to $84.9 million at January 2, 2010. This backlog consisted of direct customer and distributor orders (which includes orders to sell-through distributors valued at published list prices) scheduled for delivery within the next 90 days. The increase in backlog is primarily related to improved business conditions. Direct customer orders and sell-in distributor orders may be changed, rescheduled or canceled under certain circumstances without penalty prior to shipment. Revenue associated with direct customers and sell-in distributors is recognized upon shipment. Sell-through distributor orders accounted for the majority of the backlog at fiscal year end 2010 and 2009. These orders are valued at list price and are subject to price adjustments. Therefore, the majority of our backlog is substantially higher than the price ultimately recognized as revenue. Revenue associated with sell-through distributor shipments is not recognized until the product is resold to an end customer. Typically, a significant amount of our revenue results from orders placed and filled within the same period. Such orders are referred to as “turns orders.” By definition, turns orders are not captured in a backlog measurement made at the beginning of a period. For these reasons, backlog as of any particular date should not be used as a predictor of revenue for any future period.

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

The principal competitive factors in the programmable logic market include silicon and software product features, price, technical support, sales, marketing and distribution strength. The availability of competitive intellectual property cores is also critical. In addition to product features such as density, performance, power consumption, re-programmability, and reliability, competition occurs on the basis of price and market acceptance of specific products and technology. We intend to continue to address these competitive factors by working to continually introduce product enhancements and new products and by reducing the manufacturing cost of our products.

We compete directly with Actel Corporation (acquired by Microsemi Corporation in November 2010), Altera Corporation and Xilinx, Inc. We also indirectly compete with other semiconductor companies that provide logic solutions that are not user programmable that offer products based on alternative solutions such as ASIC, ASSP, microcontroller, analog and DSP technologies. Although to date we have not experienced direct competition from companies located outside the United States, such companies may become a more significant competitive factor in the future. Competition may also increase if other larger semiconductor companies seek to expand into our market. Any such increases in competition could have a material adverse effect on our operating results.

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

Patents

We hold numerous domestic, European and Asian patents and have patent applications pending in the United States, Europe and Asia. Our current patents will expire at various times between 2010 and 2029. There can be no assurance that pending patent applications or other applications that may be filed will result in issued patents, or that any issued patents will survive challenges to their validity. Although we believe that our patents have value, there can be no assurance that our patents, or any additional patents that may be issued in the future, will provide meaningful protection from competition. We believe that our success will depend primarily upon the technical expertise, experience, creativity and the sales and marketing abilities of our personnel.

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

Fujitsu

On September 10, 2004, we entered into an Advance Payment and Purchase Agreement (the “Agreement”) with Fujitsu Limited (“Fujitsu”), pursuant to which we advanced $125.0 million in support of the development and construction of a 300mm wafer fabrication facility in Mie, Japan. As of March 31, 2007, we had completed the unsecured advance payments.

During the third quarter of fiscal 2006 and third quarter of fiscal 2007, we entered into amendments (“Amendments”) to the Agreement, prior to which our $125.0 million advance was to be credited against the purchase price of 300mm wafers received from Fujitsu. The Amendments permitted us to also credit the advance against the purchase price of 200mm wafers and other services (collectively, wafer credits and other services are referred to as “advance credits”), including engineering mask set charges.

Under the terms of a letter agreement between the Company and Fujitsu, Fujitsu agreed to repay in cash to the Company $60.0 million, plus interest, which was received in fiscal 2009 on the outstanding portion of the Advance Payment made by us to Fujitsu under the terms of the Agreement. In addition, we received the remaining advance of approximately $11.5 million in the form of advance credits, including engineering mask set charges, as of the end of the third quarter of the Company's fiscal 2010.

All other terms and conditions of the Agreement remained in full force and effect until repayment of the Advance Payment was received in full.

Employees

At January 1, 2011, we had 749 full-time employees. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical and management personnel. No employee is subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers of the Registrant

The following individuals currently serve as our executive officers:

Name	Age	Position
Darin G. Billerbeck	51	President, Chief Executive Officer and Director
Michael G. Potter	44	Corporate Vice President and Chief Financial Officer
Byron W. Milstead	54	Corporate Vice President, General Counsel and Secretary
Christopher M. Fanning	48	Corporate Vice President and General Manager, Low Density Solutions & Mixed Signal Solutions
Sean Riley	42	Corporate Vice President and General Manager, High Density Solutions

Darin G. Billerbeck joined the Company as President and Chief Executive Officer on November 8, 2010. Prior to joining the Company, Mr. Billerbeck served as the Chief Executive Officer of Zilog, a microcontroller manufacturer, which was acquired by IXYS Corporation in February 2010. Prior to joining Zilog in January 2007, Mr. Billerbeck served 18 years in various executive and management positions at Intel Corporation, including as Vice President and General Manager of Intel's Flash Products Group from 1999 to 2007.

Michael G. Potter joined the Company on February 17, 2009. Prior to joining the Company, Mr. Potter served as the Senior Vice President and Chief Financial Officer of Neophotonics, Inc. from May 2007 to January 2009. Mr. Potter served as Senior Vice President and Chief Financial Officer of STATS ChipPac Ltd. from August 2004 to May 2007. Before the merger of STATS and ChipPac in August 2004, Mr. Potter served as Acting Chief Financial Officer of ChipPac, Inc. Mr. Potter also held senior positions at Honeywell International, Inc. and started his career with KPMG Peat Marwick Thorne. Mr. Potter is a member of the Board of Directors for Canadian Solar Inc.

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

Christopher M. Fanning joined the Company in 1997 and was promoted to Corporate Vice President and General Manager, Low Density Solutions & Mixed Signal Solutions in 2008. Previously, he managed Lattice's software, intellectual property and technical support businesses as Corporate Vice President, Enterprise Solutions. He also served as Vice President of Strategic Planning. Prior to joining the Company, Mr. Fanning was employed by The Boston Consulting Group.

Sean Riley joined the Company in September 2008. Prior to joining the Company, Mr. Riley was Vice President of Marketing for MathStar from April 2005 to May 2008, a programmable logic startup company. Mr. Riley joined MathStar from Intel Corporation, where he worked from June 1992 to April 2005 in various marketing, engineering and general management roles.

Available Information

We make available, free of charge through our Investor Relations portion of our website at www.latticesemi.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports and statements as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. You may also obtain free copies of these materials by contacting our Investor Relations Department at 5555 N.E. Moore Court, Hillsboro, Oregon 97124-6421, telephone (503) 268-8000. Our SEC filings are also available at the SEC's website at www.sec.gov.

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

Our revenue and gross margin can fluctuate significantly due to downturns in the general economy or the semiconductor industry. These downturns are often severe and prolonged and can result in significant reductions in the demand for PLD and FPGA products in markets in which we compete. Global economic weakness or cyclical downturns have previously resulted from periods of economic recession, reduced access to credit markets, weakening or strengthening of the U.S. dollar relative to other currencies, weak end-user demand, excess industry capacity, political instability, terrorist activity, military actions, or general reductions in inventory levels by customers, and may cause a decrease in revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and collect customer receivables. Such economic conditions had a negative impact on our results of operations during much of 2009. Although business conditions improved in 2010, that trend may not continue. In addition, our relationships with our employees and suppliers and ability to access capital markets could be adversely affected. In addition, customer financial difficulties have previously resulted, and could result in the future, in increases in bad debt write-offs and additions to reserves in our accounts receivable. Global economic and cyclical downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

A downturn in the communications equipment end market could cause a reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

The majority of our revenue (approximately 49% of fiscal 2010 revenue) is derived from customers participating in the communications equipment end market. In addition, during fiscal year 2009, the Company participated in the China 3G telecommunications network build-out by selling products used by two large telecommunication equipment providers (one of which was supported through distribution), which accounted for a combined 19% of our aggregate revenue. This is primarily due to strength in the wireless segment of the communications end market. For the 2010 fiscal year, the same two large telecommunication equipment providers accounted for a combined 12% of revenue. In the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. In addition, telecommunication equipment providers are building networks for 4G networks in which we compete. Any deterioration in the communication end market, our ability to compete for new solutions in future telecommunications solutions (e.g. 4G networks) or reduction in capital spending to support this end market could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations.

Our customer design-in activity, and thus, future revenue growth is dependent on market acceptance of our new silicon and software design tool products and the continued market acceptance of our current products. Future revenue is inherently uncertain and could impact our ability to manage production or our ability to forecast sales.

We face uncertainties relating to the potential impact of customer design-in activity because it is unknown whether any particular customer design-in will ultimately result in sales of significant volume. After a specific customer design-in is obtained, many factors can impact the timing and amount of sales that are ultimately realized. Changes in the competitive position of our technology, the customer's product competitiveness or product strategy, the financial position of the customer, and other factors can impact the timing and amount of sales ultimately realized from any specific customer design-in.

We are presently shipping our latest generation FPGA, PLD and Programmable Mixed Signal product families that are critical to our ability to grow our overall revenue. We also plan to continue upgrading our customer design tool products and increase our offerings of intellectual property cores. Our future revenue growth is dependent on customer design-in activity, market acceptance of our new silicon and software design tool products and the continued market acceptance of our current products. The success of these products is dependent on a variety of specific technical factors including:

•	successful product definition;

•	timely and efficient completion of product design;

•	timely and efficient implementation of wafer manufacturing and assembly processes;

•	product performance;

•	product cost;

•	the quality and reliability of the product; and

•	ease of use.

If, due to these or other factors, our new silicon and software products do not achieve market acceptance, or our current products do not maintain market acceptance, our ability to manage production levels or accurately forecast the future revenue, our operating results may be adversely affected.

We may not be able to successfully compete in the highly competitive semiconductor industry.

The semiconductor industry is intensely competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing and sales resources. The current level of competition in the programmable logic market is high and may increase in the future. We currently compete directly with companies that have licensed our technology or have developed similar products, including Actel Corporation (acquired by Microsemi Corporation in November 2010), Altera Corporation, and Xilinx, Inc. We also compete indirectly with numerous semiconductor companies that offer products based on alternative solutions such as ASIC, ASSP, microcontroller, analog, and digital signal processing (DSP) technologies. These direct and indirect competitors are established, multinational semiconductor companies as well as emerging companies. If we are unable to compete successfully in this environment, our future results will be adversely affected.

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

We have limited ability to foresee changes or the pace of changes in sales by product classification. In the past we have also experienced periods of decline in sales of our mainstream and mature products. If, in any period, sales of our mature and mainstream products decline and sales of new products do not increase at a rate that is sufficient to counteract this decline, then our total revenue would decline. In addition, as mature products typically generate a higher gross margin than mainstream or new products, a faster than normal decline in sales of mature products could adversely impact our gross margins.

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

Further, our ability to predict end customer demand, our customers' end customer demand, and resale of our products by our sell-through distributors is limited. Typically, a significant amount of our revenue comes from “turns orders,” which are orders placed and filled within the same period. By definition, turns orders are not captured in a backlog measurement at the beginning of a quarter. Accordingly, we cannot use backlog as a reliable measure of predicting revenue.

Currently Fujitsu Semiconductor Limited ("Fujitsu") is our sole source supplier of wafers for our newest FPGA and PLD products. We may be unsuccessful in defining, developing and identifying manufacturing processes for the new programmable logic products required to maintain or expand our business.

As a semiconductor company, we operate in a dynamic environment marked by rapid product obsolescence. The programmable logic market is characterized by rapid technology and product evolution. Consequently, our future success depends on our ability to introduce new FPGA, PLD and associated software design tool products that meet evolving customer needs while achieving acceptable margins. We are presently shipping our latest generation product families that are critical to our ability to grow our overall revenue. We also plan to continue upgrading our customer design tool products and increase our offerings of intellectual property cores. If we fail to introduce new products in a timely manner, or if these products or future new products fail to achieve market acceptance, our operating results could be adversely affected.

The Company and Fujitsu have entered into agreements pursuant to which Fujitsu manufactures most of our new products on its 130 nanometer, 90 nanometer and 65 nanometer CMOS process technologies, as well as on 130, 90 and 65 nanometer technologies with embedded flash memory that we have jointly developed with Fujitsu. Fujitsu is our sole source supplier of wafers for our newest FPGA and PLD products. The success of certain of our next generation products is dependent on our ability to successfully partner with Fujitsu or new foundry partners. If for any reason we are unsuccessful in establishing new foundry relationships for our next generation products, our future operating results could be adversely affected.

To develop new products and maintain the competitiveness of existing products, we need to migrate to more advanced wafer manufacturing processes that use smaller device geometries. We also may need to use additional foundry partners. Because we depend upon foundry partners to provide their facilities and support for our process technology development, we may experience delays in the availability of advanced wafer manufacturing process technologies at existing or new wafer fabrication facilities. As a result, volume production of our advanced process technologies at fabrication facilities may not be achieved. This could adversely affect our operating results.

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

We depend on distributors, primarily those that use the sell-through distribution model, to generate a majority of our sales and complete order fulfillment. The failure of our distributors to sell our products and otherwise perform as expected could materially reduce our future sales.

We rely heavily on our distribution partners to sell our products to end customers, generate a majority of our sales, complete order fulfillment and stock our products. Our distributors also help us to provide technical support and other value-added services to end customers.

During fiscal 2009, the Company embarked on a program to restructure its distribution channels, primarily in the Asia Pacific region, from a sell-in to a sell-through distribution model. The sell-in distribution model allows the Company to recognize revenue upon shipment to the distributor. In the sell-through distribution model, distributors have price protection and rights of return on unsold merchandise. Consequently, revenue is recognized upon resale to an end customer. We expect that the majority of our revenue in fiscal 2011 will be reported resale by our sell-through distributors. We depend on the timeliness and accuracy of these resale reports from our distributors; late or inaccurate resale reports could have a detrimental effect on our ability to recognize revenue and our ability to predict future sales. In addition, our distribution channels recently have experienced consolidation due to merger and acquisition activity in that business sector. Consolidation may result in our distributors allocating fewer resources to the distribution and sale of our products, which could adversely affect our financial results.

Our primary sell-through distributors, Arrow Electronics, Inc., including Nu Horizons Electronics Corp., (a wholly owned subsidiary of Arrow Electronics, Inc. USA), Avnet, Inc., and Weikeng (International and Industrial) Co. LTD made up 49%, 34% and 28 % of total revenue for fiscal years 2010, 2009 and 2008, respectively. At times, our sales are concentrated in a small number of distributors, which are in various international locations and of various financial strength. Financial difficulties, inability to access capital markets, or other reasons, may affect our distributors’ performance, which could materially harm our business and our operating results. Additionally, any reduction in sales efforts, failure to provide good customer service or any other failure to perform by our distributors as expected, could materially reduce our future sales and adversely affect our operating results.

Product quality problems could lead to reduced revenue, gross margins and net income.

We generally warrant our products for varying lengths of time against non-conformance to our specifications and certain other defects. Because our products, including hardware, software and intellectual property cores, are highly complex and increasingly incorporate advanced technology, our quality assurance programs may not detect all defects, whether manufacturing defects in individual products or systematic defects that could affect numerous shipments. Inability to detect a defect could result in increased engineering expenses necessary to remediate the defect and also result in increased costs due to inventory impairment charges. On occasion we have also repaired or replaced certain components or made software fixes or refunded the purchase price or license fee paid by our customers due to product or software defects. If there are material increases in product defects, the costs to remediate such defects, net of reimbursed amounts from our vendors, if any, or to resolve warranty claims compared with our historical experience, may adversely affect our revenue, gross margins and net income.

If our foundry partners experience quality or yield problems, we may face a shortage of products available for sale and our revenue or gross margin could be adversely affected.

We depend on our foundry partners to deliver high quality silicon wafers with acceptable yields in a timely manner consistent with our safety stock inventory level and production plan. As is common in our industry, we have experienced wafer yield problems and delivery delays. The reliable manufacture of high performance programmable logic devices is a complicated and technically demanding process requiring:

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

As a result, our foundry partners may periodically experience difficulties in achieving acceptable quality and yield levels when manufacturing our silicon wafers. If our foundry partners are unable for a prolonged period to produce silicon wafers that meet our specifications with acceptable yields, or we do not have adequate safety stock in times of delivery delays, our operating results could be adversely affected.

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

As a result, our contractors may experience difficulties in achieving acceptable quality and yield levels when assembling and testing our semiconductor devices. If we experience prolonged quality or yield problems in the future and we do not have adequate levels of safety stock inventory on-hand, our operating results could be adversely affected.

If we are unable to adequately protect our intellectual property rights, our financial results and competitive position may suffer.

Our success depends in part on our proprietary technology. We intend to continue to protect our proprietary technology through patents, copyrights and trade secrets. Despite this intention, we may not be successful in achieving adequate protection. Claims allowed on any of our patents may not be sufficiently broad to protect our technology. Patents issued to us also may be challenged, invalidated or circumvented. Finally, our competitors may develop competing technologies. If any of these events occur, our competitive position could be adversely affected.

Companies in the semiconductor industry vigorously pursue and defend their intellectual property rights. We may be forced to pursue legal action to protect or enforce our intellectual property rights. If we become involved in protracted intellectual property disputes or litigation we may be forced to use substantial financial and management resources, which could have an adverse affect on our operating results.

We face a number of patent infringement claims and may be subject to other intellectual property disputes, which could require us to spend a significant sum to defend and could cause losses.

Our industry is characterized by frequent claims regarding patents and other intellectual property rights of others. We have been, and from time to time expect to be, notified of claims that we are infringing upon the intellectual property rights of others. For instance, we are exposed to certain asserted and unasserted potential claims, including the pending patent litigation brought against us by Lizy K. John, Stragent and SeeSaw, Intellitech and Intellectual Ventures I LLC and Intellectual Ventures II LLC, as described in Item 3. Legal Proceedings, above. If any third party makes a valid claim against us, we could face significant liability and could be required to make material changes to our products and processes. In response to any claims of infringement, there can be no assurance that we would be able to successfully defend against the claims. Any such litigation could result in a substantial diversion of our efforts and the use of substantial management and financial resources, which by itself could have a material adverse effect on our financial condition and operating results. We may seek licenses under patents that we are alleged to be infringing; however, we may not be able to obtain a license on favorable terms, or at all, which could have an adverse effect on our operating results.

Our wafer supply, which is sourced entirely from the Asia Pacific region, could be interrupted, could experience increased costs or could be reduced, which may result in a shortage of products available for sale or increased costs.

We do not manufacture finished silicon wafers and most of our products, including all of our newest products, are manufactured by a sole source. Currently, our silicon wafers are manufactured by Fujitsu in Japan, Seiko Epson Corporation in Japan, United Microelectronics Corporation in Taiwan and GLOBALFOUNDRIES in Singapore. If any of our current or future foundry partners significantly interrupts or reduces our wafer supply, increases wafer costs, or if any of our relationships with our partner suppliers are terminated, our operating results could be adversely affected.

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

Many other factors that could disrupt our wafer supply are beyond our control. Since worldwide manufacturing capacity (and that of Fujitsu) for silicon wafers is limited and inelastic, we could be harmed by significant industry-wide (or our own) increases in overall wafer demand or interruptions in wafer supply, or periods of increased wafer prices. During periods of economic uncertainty, our foundry partners may reduce or restructure their operations which may also affect the availability and price of wafers, and adversely affect our operating results. Additionally, a future disruption of any of our foundry partners’ foundry operations as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event could disrupt our wafer supply and could adversely affect our operating results.

Our supply of assembled and tested products, all from the Asia Pacific region, could be interrupted or reduced, which may result in a shortage of products available for sale.

We do not assemble our finished products or perform all testing of our products. Our finished silicon wafers are assembled and tested by independent contractors located in Indonesia, Japan, Malaysia, the Philippines, Singapore and South Korea. Economic, financial, social and political conditions in Asia have historically been volatile. Financial difficulties, the effects of currency fluctuation, governmental actions or restrictions, prolonged work stoppages, political unrest, war, natural disaster, disease or any other difficulties experienced by our suppliers may disrupt our supply and could adversely affect our operating results.

In the past, we have experienced delays in obtaining assembled and tested products and in securing assembly and test capacity commitments from our suppliers. At present, we anticipate that our assembly and test capacity commitments are adequate; however, these existing commitments may not be sufficient for us to satisfy customer demand in future periods. Additionally, notwithstanding our assembly and test capacity commitments, we may still have difficulty in obtaining deliveries of finished products consistent with the capacity commitments. We negotiate assembly and test prices and capacity commitments from our contractors on a periodic basis. If any of our assembly or test contractors were to reduce its capacity commitment or increase its prices, and we cannot find alternative sources, our operating results could be adversely affected.

Many other factors that could disrupt our supply of finished products are beyond our control. Because worldwide capacity for assembly and testing of semiconductor products is limited and inelastic, we could be harmed by significant industry-wide increases in overall demand or interruptions in supply. The assembly of complex packages requires a consistent supply of a variety of raw materials such as substrates, lead frames and mold compound. The worldwide manufacturing capacity for these materials is also limited and inelastic. A significant industry-wide increase in demand, or interruptions in the supply of these materials to our assembly or test contractors, could adversely effect our operating results. Additionally, a future disruption of any of our assembly or test contractors’ operations as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event could disrupt our supply of assembled and tested devices and could adversely affect our operating results.

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

On October 12, 2010, the Company's Board of Directors announced the appointment of Darin G. Billerbeck as the Company's President and Chief Executive Officer, effective November 8, 2010. We may experience disruption in our business activities as we transition to a new chief executive officer, and our relationships with employees, customers and suppliers could be adversely affected by these disruptions. In addition, our competitors may seek to use this transition and the related potential disruptions to gain a competitive advantage over us. Our future operating results depend substantially upon the continued service of our key personnel and in significant part upon our ability to attract and retain qualified management personnel. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

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

We recently implemented a new enterprise-wide financial reporting system which may cause operating or reporting disruptions.

In fiscal 2009, the Company initiated the implementation of an enterprise-wide financial reporting (“ERP”) system to improve processes, enhance the access and timeliness of critical business information and strengthen controls throughout the Company. We converted to this new system in October 2010. Many companies have experienced operating or reporting disruptions when converting to a new ERP system, including limitations on a company’s ability to deliver and bill for customer shipments, maintain current and complete books and records, maintain an effective internal control environment and meet external reporting deadlines. While we have not yet experienced any significant disruptions to our business, we may encounter some unexpected aspects of the conversion that cause difficulty in the new reporting system which could adversely affect the Company’s business, results of operations and cash flows.

We depend upon a third party to provide inventory management, order fulfillment, and direct sales logistics.

We rely on a third party vendor located in Singapore to provide cost-effective and efficient supply chain services. Among other activities, these outsourced services relate to direct sales logistics, including order fulfillment, inventory management and warehousing, and distribution of inventory to third party distributors. If our third party supply chain partner were to discontinue services for us or its operations are disrupted as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event, our ability to fulfill direct sales orders and distribute inventory timely, cost effectively, or at all, would be hindered, which could adversely affect our business.

If our independent software and hardware developers and suppliers are unable or unwilling to meet our contractual requirements, we may face a delay or shortage of the introduction of new products, or the support of existing products.

We rely on independent software and hardware developers for the design, development, supply and support of IP cores, design and development software, and certain elements of evaluation boards. As a result, failure or significant delay to complete software or hardware under contract to deliver could disrupt the release of or introduction of new products, which might be detrimental to the capability of our new products to win designs. Any of these delays or inability to complete the design or development could have an adverse effect on our business, financial condition, or operating results.

Our entire long-term marketable securities portfolio is invested in auction rate securities, which at the time of purchase were investment grade and acquired within the guidelines of our then current investment policy. Subsequent to purchase, these auction rate securities were the subject of multiple failed auctions, which adversely affected their liquidity. If auction rate securities continue to experience unsuccessful auctions, or if the credit rating of the auction rate security or auction rate security issuer deteriorates, we may in the future be required to adjust the carrying value of the auction rate security through impairment charges, and any of these events could have a materially detrimental effect on our liquidity and results of operations.

At January 1, 2011 and January 2, 2010, the Company held auction rate securities with a par value of $11.6 million and $24.1 million, respectively. The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available. At January 1, 2011, due to continued multiple failed auctions and a determination of illiquidity, the $11.6 million par value of auction rate securities held by the Company had an estimated fair value of $10.2 million and are classified as Long-term marketable securities. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program.

If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

An acquisition may harm our business, financial condition or operating results.

We have made acquisitions in the past to execute on our business strategy which create uncertainty to our future operating results and cash flows. We may acquire products, technologies or businesses from third parties. An acquisition will require considerable management time, may divert time away from operations, require substantial cash resources, require us to incur or assume debt, and involve the issuance of the Company’s equity securities. The success of any acquisition requires the integration of products, technologies, personnel and administrative resources, and could result in departures of key personnel, equity dilution or acquisition of unknown liabilities. As a result, an acquisition could disrupt our operations and may have an adverse effect on our business, financial condition or operating results.

We may have failed to adequately insure against certain risks, and, as a result, our financial condition and results may be adversely affected.

We carry insurance customary for companies in our industry, including, but not limited to, liability, property and casualty, worker's compensation and business interruption insurance. We also insure our employees for basic medical expenses. In addition, we have insurance contracts that provide director and officer liability coverage for our directors and officers. Other than the specific areas mentioned above, we are self-insured with respect to most other risks and exposures, and the insurance we carry in many cases is subject to a significant policy deductible or other limitation before coverage applies. Based on management's assessment and judgment, we have determined that it is more cost effective to self-insure against certain risks than to incur the insurance premium costs. The risks and exposures for which we self-insure include, but are not limited to, natural disasters, product defects, political risk, theft, patent infringement and some employment practice matters. Should there be a catastrophic loss due to an uninsured event such as an earthquake or a loss due to adverse occurrences in any area in which we are self-insured, our financial condition or operating results could be adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters consists of land and 189,000 square feet of buildings we own in Hillsboro, Oregon. A portion of undeveloped land near the corporate headquarters is currently owned by the Company but listed for sale. In Shanghai, China, we own an 18,869 square foot research and development facility and lease an additional 6,481 square foot research and development facility. We currently lease a 66,350 square foot research and development facility in San Jose, California through December 2013. We also currently lease a 6,400 square foot research and development facility in Illinois through August 2012, and a 20,000 square foot research and development facility in Pennsylvania through September 2014. In addition, we lease a 4,200 square foot facility in Singapore, with a term through February 2013, primarily to support supply chain activities. In October 2010, we completed a lease agreement for a 5,296 square foot research and development facility in Bangalore, India with a term through October 2012. We also lease office facilities in multiple metropolitan locations for our domestic and international sales staff. We believe that our existing facilities are suitable and adequate for our current and foreseeable future needs.

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

Item 3. Legal Proceedings.

On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (“John”) against Lattice Semiconductor Corporation in the U.S. District Court for the Eastern District of Texas, Marshall Division. John seeks an injunction, unspecified damages, and attorneys' fees and expenses. The Company filed a request for re-examination of the patent by the United States Patent and Trademark Office (“PTO”), which was granted by the PTO, and the re-examination is in progress. The litigation has been stayed pending the results of the re-examination. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to us.

On April 30, 2010, Stragent, LLC (“Stragent”), a non-practicing entity, and its alleged assignee Seesaw Foundation (“Seesaw”), filed a patent infringement lawsuit against the Company and Freescale Semiconductor, Inc. in the U.S. District Court for the Eastern District of Texas, Tyler Division, seeking unspecified damages. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to us.

On July 20, 2010, Intellitech Corporation (“Intellitech”) filed a patent infringement lawsuit against the Company, Altera Corporation and Xilinx, Inc. in the U.S. District Court for the District of Delaware, seeking unspecified damages. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to us.

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a patent infringement lawsuit against the Company, Altera Corporation and Microsemi Corporation in the U.S. District Court for the District of Delaware, seeking unspecified damages. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to us.

We are also exposed to certain other asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity or our financial results.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters & Issuer Purchases of Equity Securities.

Market Information

As of January 1, 2011, our common stock is traded on the NASDAQ Global Select Market under the symbol “LSCC”. For 2010 and 2009 our stock traded on the NASDAQ Global Market. The following table sets forth the low and high intraday sale prices for our common stock for the last two fiscal years, as reported by NASDAQ.

	Low	High
2010:
First Quarter	$2.41	$3.80
Second Quarter	3.69	5.97
Third Quarter	4.11	6.02
Fourth Quarter	4.24	6.17
2009:
First Quarter	$1.06	$1.74
Second Quarter	1.38	2.26
Third Quarter	1.66	2.71
Fourth Quarter	1.87	3.00

Holders

As of March 10, 2011, we had approximately 402 stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. We intend to retain earnings to finance the growth of our business. We have never paid cash dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program

November 28, 2010 through Janaury 1, 2011	371,090	$5.31	371,090	$18,029,000
Total	371,090	$5.31	371,090	$18,029,000

On October 21, 2010, our Board of Directors authorized a share repurchase program of up to $20.0 million of the Company's common stock over the next twelve months from adoption. In connection with the new stock repurchase program, we entered into a 10b5-1 plan.  During fiscal 2010, approximately 371,000 shares were repurchased for $2.0 million all of which were open market transactions and were funded from available working capital. All repurchased shares under this program were retired in January 2011. How much common stock will be repurchased in the future will depend on market conditions, including the price of the common stock.

On December 13, 2008, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could have been repurchased. In connection with the stock repurchase program, we entered into a 10b5-1 plan. The duration of the repurchase program was twelve months from adoption, and expired on December 13, 2009. During fiscal 2009, approximately 263,000 shares were repurchased for $0.3 million, all of which were open market transactions and were funded from available working capital. All shares repurchased under this program were retired in 2010.

Comparison of Total Cumulative Stockholder Return

The following graph shows the five-year comparison of cumulative stockholder return on our common stock, the Standard and Poor's (“S&P”) 500 Index and the Philadelphia Semiconductor Index (“SOX”) from December 2005 through December 2010. Cumulative stockholder return assumes $100 invested at the beginning of the period in our common stock, the S&P 500 and SOX. Historical stock price performance is not necessarily indicative of future stock price performance.

Lattice Cumulative Stockholder Return

Item 6. Selected Financial Data.

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007	December 30, 2006
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$297,768	$194,420	$222,262	$228,709	$245,459
Costs and expenses:
Cost of products sold	117,943	90,077	102,831	103,157	106,727
Research and development	60,326	56,133	68,610	82,977	81,968
Selling, general and administrative	64,359	52,545	58,680	58,485	58,450
Impairment loss on goodwill	—	—	—	223,556	—
Amortization of intangible assets	—	228	5,587	9,832	10,806
Restructuring charges	11	3,689	6,789	2,372	311
	242,639	202,672	242,497	480,379	258,262

Income (loss) from operations	55,129	(8,252)	(20,235)	(251,670)	(12,803)
Other income (expense), net	2,474	1,812	(17,791)	12,540	16,951
Income (loss) before provision for income taxes	57,603	(6,440)	(38,026)	(239,130)	4,148
Provision for income taxes	531	517	180	686	1,055
Net income (loss)	$57,072	$(6,957)	$(38,206)	$(239,816)	$3,093
Basic net income (loss) per share	$0.49	$(0.06)	$(0.33)	$(2.09)	$0.03
Diluted net income (loss) per share	$0.48	$(0.06)	$(0.33)	$(2.09)	$0.03
Shares used in per share calculations:
Basic	116,726	115,384	115,291	114,915	114,188
Diluted	120,143	115,384	115,291	114,915	115,019

	At
	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007	December 30, 2006
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and Short-term marketable securities	$238,220	$164,540	$65,909	$85,063	$233,208
Total assets	$377,687	$296,557	$291,936	$376,285	$725,906
Convertible notes	$—	$—	$—	$40,000	$109,600
Stockholders' equity	$318,722	$253,360	$254,939	$286,232	$511,745
_______________
At December 29, 2007, the estimated fair value of the Company was below book value. Therefore, the Company performed an impairment test on Goodwill in accordance with ASC 350. We calculated the impairment loss based on an allocation of the fair value of the Company's equity to the fair value of the Company's assets and liabilities in a manner similar to a purchase price allocation in a business combination. Fair value was based on two primary valuation methodologies: the income approach, which used the discounted cash flow method, and the market approach, which used the market capitalization method. In the allocation, goodwill was determined to have no implied fair value, and, as a result, goodwill related to the acquisition of Vantis Corporation on June 15, 1999, the acquisition of Integrated Intellectual Properties, Inc. on March 16, 2001, and the acquisition of the FPGA business of Agere Systems, Inc. on January 18, 2002 totaling $223.6 million was written off and recorded as an Impairment loss on goodwill. As a result, we no longer have Goodwill recorded on our Consolidated Balance Sheets.

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

Revenue Recognition and Deferred Income. Revenue from sales to customers is recognized upon shipment, or in the case of sales by our sell-through distributors, at the time of reported resale, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer remaining acceptance requirements and no remaining significant obligations. We sell our products directly to end customers or through a network of independent manufacturers' representatives and indirectly through a network of independent sell-in and sell-through distributors. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgment to reconcile sell-through distributors' reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our Revenue, Cost of products sold, Deferred income and allowances on sales to sell-through distributors, and Net income (loss).

At the time of shipment to a sell-through distributor amounts are invoiced at published list price. The final price is set at the time of resale and is determined in accordance with a distributor price agreement. Amounts invoiced are recorded in Accounts receivable, net and inventory is transferred from Inventories to Deferred income and allowances on sales to sell-through distributors. Revenue and cost of products sold to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net income (loss). Our estimate of inventory valued at published list price and held by sell-through distributors with right of return totaled $50.1 million and $31.7 million at January 1, 2011 and January 2, 2010, respectively. Distributor advances totaled $26.8 million and $16.5 million at January 1, 2011 and January 2, 2010, respectively and are recorded in Deferred income and allowances to sell-through distributors. Deferred costs of sales related to inventory held by sell-through distributors totaled $7.6 million and $5.0 million at January 1, 2011 and January 2, 2010, respectively.

During fiscal 2009, the Company embarked on a program to restructure our distribution channels primarily in the Asia Pacific region, from a sell-in to a sell-through distribution model. As a result, the majority of our revenue in fiscal 2010 was from reported resale from our sell-through distributors. Resale of product by sell-through distributors as a percentage of our total revenue was 56%, 38% and 33% in fiscal 2010, 2009 and 2008, respectively.

Revenue from software licensing was not material for the periods presented.

Fair Value of Financial Instruments. We invest in various financial instruments including corporate and government bonds, notes, commercial paper and auction rate securities. The Company values these instruments at their fair value and monitors its portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge and establishes a new carrying value. We assess other-than-temporary impairment of marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 820, “Fair Value Measurements and Disclosures". The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Long-Lived Assets. We review our long-lived assets, primarily property and equipment and amortizable intangible assets, in accordance with ASC 360, “Property, Plant and Equipment", which requires us to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the estimated undiscounted cash flows to the carrying amount. A loss is recorded if the carrying amount of the asset exceeds the estimated undiscounted cash flow for the difference between carrying value and fair value.

Restructuring Charges. Expenses associated with exit or disposal activities are recognized when incurred under ASC 420, “Exit or Disposal Cost Obligations,” for everything but severance. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits.” For leased facilities that are vacated, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, is recorded as a part of restructuring charges.

Accounting for Income Taxes. To report income tax expense related to operating results, we record current and deferred income tax assets and liabilities in our Consolidated Balance Sheet. In determining the value of our deferred tax assets, we make estimates of future taxable income. At the end of fiscal years 2010, 2009 and 2008, we have recorded full valuation allowances for all of our U.S. deferred tax assets due to uncertainties regarding their realization. We have not recognized a valuation allowance against our foreign deferred tax assets as we believe it is more likely than not that the deferred tax assets will be realized.

We recognize uncertain tax positions in accordance with ASC 740, “Income Taxes,” We recognize estimated interest and penalties that would be assessed in relation to the estimated settlement value of uncertain tax positions in the Provision for income taxes.

Stock-Based Compensation. We use the Black-Scholes option pricing model to estimate the fair value of substantially all share-based awards consistent with the provisions of ASC 718. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected term, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected term are the two assumptions that significantly affect the grant date fair value.

Restricted stock unit grants are part of the Company's equity compensation practices for employees who receive equity grants. The restricted stock units granted to employees generally vest quarterly over a four-year period beginning on the grant date.

Results of operations

Key elements of our Consolidated Statements of Operations were as follows (dollars in thousands):

	Year Ended
	January 1, 2011		January 2, 2010		January 3, 2009
Revenue	$297,768	100.0%	$194,420	100.0%	$222,262	100.0%
Gross margin	179,825	60.4	104,343	53.7	119,431	53.8
Research and development	60,326	20.3	56,133	28.9	68,610	30.9
Selling, general and administrative	64,359	21.6	52,545	27.0	58,680	26.4
Amortization of intangible assets	—	—	228	0.1	5,587	2.5
Restructuring charges	11	0.0	3,689	1.9	6,789	3.1
Income (loss) from operations	$55,129	18.5%	$(8,252)	4.2%	$(20,235)	(9.1)%

Revenue

Revenue in fiscal 2010 increased to $297.8 million as compared to $194.4 million in fiscal 2009. Revenue increased across all product lines, end markets, and product classifications. Revenue in fiscal 2009 decreased to $194.4 million as compared to $222.3 million in fiscal 2008 primarily due to a reduction in revenue from Mature and Mainstream products, partially offset by an increase in revenue from New products.

The communications end market accounted for approximately 49%, 56% and 54% of our total revenue in fiscal 2010, 2009 and 2008, respectively. Accordingly, a significant portion of our revenue is dependent on the health of this end market. Forecasting future revenue is particularly challenging as revenue growth is dependent on overall economic conditions for our industry and market acceptance of our new products.

Revenue by Product Line

The revenue increase for FPGA and PLD in fiscal 2010 compared to fiscal 2009 was primarily related to units sold for both product line categories driven by demand for our New products.

There was a 16% increase for fiscal 2009 compared to fiscal 2008 in FPGA units sold primarily driven by an increase in demand for our FPGA New products. PLD revenue decreased in fiscal 2009, when compared to fiscal 2008 due to a decline in units sold, primarily related to Mature and Mainstream products, partially offset by an increase in average selling prices.

The composition of our revenue by product line for fiscal years 2010, 2009 and 2008 was as follows (dollars in thousands):

	Year Ended
	January 1, 2011		January 2, 2010		January 3, 2009
FPGA	$97,089	33%	$64,564	33%	$57,853	26%
PLD	200,679	67%	129,856	67%	164,409	74%
Total revenue	$297,768	100%	$194,420	100%	$222,262	100%

Revenue by End Market

The global communications end market accounted for approximately 49%, 56% and 54% of our revenue for fiscal years 2010, 2009 and 2008, respectively. Our revenue for this end market is largely dependent on five large telecommunications equipment providers, however, singularly none exceeded 10% in fiscal 2010 and 2008, and one of which accounted for approximately 11% of fiscal 2009 revenue although it resulted from sell-through resale by one of our distributors. We expect that a significant portion of our revenue will continue to be dependent on the health of the communications end market.

The composition of our revenue by end market for fiscal years 2010, 2009 and 2008 was as follows (dollars in thousands):

	Year Ended
	January 1, 2011		January 2, 2010		January 3, 2009
Communications	$146,607	49%	$108,780	56%	$119,370	54%
Industrial and other	75,667	25%	37,248	19%	52,346	23%
Computing	42,969	15%	27,086	14%	27,004	12%
Consumer	32,525	11%	21,306	11%	23,542	11%
Total revenue	$297,768	100%	$194,420	100%	$222,262	100%

Revenue by Product Classification

Revenue for New products increased 91% for fiscal 2010 as compared to fiscal 2009, and 77% for fiscal 2009 as compared to fiscal 2008, primarily as a result of increased unit sales. Revenue from Mainstream products increased 33% for 2010 but decreased 28% for fiscal 2009 primarily related to an increase and decrease in unit sales, respectively. Mature product revenue increased 35% in fiscal 2010 and decreased 34% for fiscal 2009 primarily related to an increase and decrease in unit sales, respectively.

The composition of our revenue by product classification for fiscal years 2010, 2009 and 2008 was as follows (dollars in thousands):

	Year Ended
	January 1, 2011		January 2, 2010		January 3, 2009
New*	$126,648	43%	$66,294	34%	$37,395	17%
Mainstream*	98,413	33%	74,218	38%	103,055	46%
Mature*	72,707	24%	53,908	28%	81,812	37%
Total revenue	$297,768	100%	$194,420	100%	$222,262	100%

___________
* Product classification

New:	LatticeECP3, LatticeXP2, LatticeECP2/M, MachXO, Power Manager II, ispClockA/D/S, ispMACH 4000ZE
Mainstream:	ispXPLD, ispGDX2, ispMACH 4000/Z, ispXPGA, LatticeSC, LatticeECP, LatticeXP, ispClock, Power Manager I, Software and IP
Mature:	FPSC, ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-volt CPLDs, GDX/V, ispMACH 4/LV, all SPLDs

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

In fiscal 2010 we reclassified our New, Mainstream and Mature product categories to better reflect our current product portfolio.

Revenue by Geography

The composition of our revenue by geographical location of our direct and indirect customers was as follows (dollars in thousands):

	Year Ended
	January 1, 2011		January 2, 2010		January 3, 2009
	Total	%	Total	%	Total	%
United States	$36,211	12	$28,296	15	$37,817	17
Export revenue:
China	124,910	42	83,813	43	62,110	28
Europe	54,332	18	33,389	17	46,411	21
Japan	38,992	13	19,460	10	30,624	14
Taiwan	8,839	3	6,313	3	20,453	9
Other Asia	27,853	10	17,476	9	16,422	7
Other Americas	6,631	2	5,673	3	8,425	4
Total export revenue	261,557	88	166,124	85	184,445	83
Total revenue	$297,768	100	$194,420	100	$222,262	100

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

Revenue from export sales as a percentage of total revenue was 88% for fiscal 2010, 85% for fiscal 2009 and 83% for fiscal 2008. Export revenue as a percentage of overall revenue increased in fiscal 2010 compared to 2009 and 2008 due to relatively more favorable business conditions in Asia and a continuing trend towards outsourcing of manufacturing by North American and European customers to Asia.

Our largest customers are distributors and have historically made up a significant portion of our total revenue. Revenue attributable to resales of products by Arrow Electronics, Inc., which includes its wholly-owned subsidiary, Nu Horizons Electronics Corp., accounted for approximately 18%, 12% and 14% of revenue in fiscal years 2010, 2009 and 2008, respectively. Revenue attributable to resales of products by Avnet, Inc. accounted for approximately 17%, 13% and 14% of revenue in fiscal years 2010, 2009 and 2008, respectively. Revenue attributable to resales of products by the Weikeng Group (Weikeng Industrial Co. Ltd. (Taiwan) and Weikeng International Co. Ltd. (Hong Kong)) accounted for approximately 14%, 9% and 0% of revenue in fiscal years 2010, 2009 and 2008, respectively. Sales of products to Promaster Technology Corporation accounted for approximately 0%, 1% and 10% of revenue in fiscal years 2010, 2009 and 2008, respectively. Sales of products to ASTI Holdings Ltd. accounted for approximately 0%, 16% and 7% of revenue in fiscal years 2010, 2009 and 2008, respectively. No other individual customer accounted for more than 10% of total revenue in any of the fiscal years 2010, 2009 and 2008.

During fiscal 2009, we embarked on a program to restructure our distribution channels, primarily in the Asia Pacific region, from a sell-in to a sell-through distribution model. As a result the majority of our revenue in fiscal 2010 was from resale of our products by sell-through distributors. In connection with this program, we terminated our distribution agreement between the Company and Promaster Technology Corporation on July 2, 2009, between the Company and Dragon Technology Distribution and FE Global Electronics effective for various territories on February 1 and February 6, 2010, respectively, and between the Company and other distributors effective on various dates. Dragon Technology Distribution and FE Global Electronics are wholly-owned subsidiaries of ASTI Holdings Ltd. Additionally, we converted in-place distributors in the Asia Pacific region and Europe from a sell-in to a sell-through model. As a result, we estimate that revenue was lower in the fourth quarter of fiscal 2009 by approximately $2.0 million compared to revenue had we not embarked on this program. Revenue related to resale of our products by sell-through distributors makes up 56%, 38%, and 33% of total revenue for fiscal 2010, 2009 and 2008, respectively.

Gross Margin and Operating Expenses

Our gross margin percentage was 60.4% for fiscal 2010, 53.7% for fiscal 2009 and 53.8% for fiscal 2008. The increase in gross margin percentage during fiscal 2010 compared to fiscal 2009 was primarily attributed to the significantly higher production volume in fiscal 2010 when compared to fixed overhead costs charged to Cost of products sold. Additionally, due to the broad based nature of our revenue increase, revenue from our Mature and Mainstream products, which typically carry a higher gross margin than our New product categories, increased during fiscal 2010. We benefited from the cost reduction actions undertaken in fiscal 2009, primarily lower freight-in costs. We also realized a benefit related to some sales of older, fully reserved products in fiscal 2010.

Research and development expense was $60.3 million for fiscal 2010 compared to $56.1 million for fiscal 2009 and $68.6 million for fiscal 2008. Research and development expenses consist primarily of personnel, masks, engineering wafers, third-party design automation software, assembly tooling and qualification expenses. The increase in fiscal 2010 compared to fiscal 2009 was related to personnel related costs, primarily accrued bonus costs recorded in connection with the 2010 Cash Incentive Compensation Plan, as well as an increase in outside service costs for engineering development. The decrease in fiscal 2009 compared to fiscal 2008 was primarily a result of a decrease in labor costs as a result of the restructuring plans implemented in the third and fourth quarters of 2009 and the full year effect of the restructuring plan implemented in the third quarter of 2008, offset by an increase in mask and wafer costs. The 2009 and 2008 restructuring plans are further described below. We believe that a continued commitment to research and development is essential to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 65nm, mask and engineering wafer costs are becoming more expensive and will therefore increasingly represent a greater proportion of total research and development expenses.

Selling, general and administrative expense was $64.4 million in fiscal 2010, $52.5 million in fiscal 2009 and $58.7 million in fiscal 2008. The increase in fiscal 2010 compared to fiscal 2009 was primarily a result of an increase in sales commission costs, marketing related costs and accrued bonus costs recorded in connection with the 2010 Cash Incentive Compensation Plan. Selling, general and administrative expense was lower in fiscal 2009 when compared to fiscal 2008 primarily related to a decrease in labor and facility costs as a result of the 2009 and 2008 restructuring plans.

Amortization of intangible assets is related to our 2002 acquisition of the FPGA business of Agere Systems, Inc. and of Cerdelinx Technologies, Inc. Amortization expense was $0.0 million in fiscal 2010, $0.2 million in fiscal 2009 and $5.6 million in fiscal 2008. Amortization expense in fiscal 2010 and 2009 decreased as a portion of the intangible assets acquired in the Agere and Cerdelinx acquisitions became completely amortized during each fiscal year.

The Company implemented restructuring plans during the fiscal years 2005, 2007, 2008 and 2009. Included in our Consolidated Statements of Operations and reported as Restructuring charges for fiscal 2010, 2009 and 2008 are charges of less than $0.1 million, $3.7 million and $6.8 million, respectively, primarily resulting from severance and related costs and costs to vacate leased properties under these restructuring plans.

On January 31, 2008, Stephen A. Skaggs, then President and Chief Executive Officer and the Company entered into an agreement pursuant to which Mr. Skaggs resigned as President and Chief Executive Officer effective May 31, 2008. The Company recorded and paid approximately $1.0 million in severance and related costs in fiscal 2008. In addition, the terms of Mr. Skaggs' severance agreement allowed for a partial acceleration of vesting of previously awarded stock options. As a result, the Company recorded a non-cash charge of $0.3 million in fiscal 2008 related to the effects of accelerated vesting.

Other income (expense), net

The following table summarizes the activity in Other income (expense), net (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Interest income	$998	$1,227	$4,003
Gain (loss) primarily related to sale or impairment of auction rate securities, net	668	374	(19,715)
(Loss) on UMC investment	—	—	(1,225)
Gain on sale of real estate	720	—	—
Gain (loss) on deferred compensation plan assets and other, net	88	211	(854)
Total	$2,474	$1,812	$(17,791)

The decrease in interest income in fiscal 2010 compared to fiscal 2009 relates to lower interest rates on invested balances. The decrease in interest income in fiscal 2009 compared to fiscal 2008, was primarily attributable to a decrease in average invested balances as a result of the use of cash for extinguishment of Zero Coupon Convertible Subordinated Notes due in 2010 (“Convertible Notes”) and lower interest rates on invested balances. The $0.7 million in Gain (loss) primarily related to sale or impairment of auction rate securities, net, relates primarily to holdings in auction rate securities that are considered illiquid.

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

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

Our sources and uses of cash from operating, financing and investing activities were as follows (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Net cash provided by operating activities	$79,311	$98,942	$26,383
Net cash (used in) provided by investing activities	(64,394)	4,391	32,752
Net cash provided by (used in) financing activities	3,398	(932)	(42,799)
Net increase in cash and cash equivalents	$18,315	$102,401	$16,336

Fiscal 2010 compared to 2009

Operating Activities

Net cash provided by operating activities was $79.3 million in fiscal 2010, compared to Net cash provided by operating activities of $98.9 million in fiscal 2009, primarily as a result of the receipt of a $60.0 million repayment in fiscal 2009, of the Company's advance payment made to Fujitsu Limited (“Fujitsu”) in fiscal 2007, while no receipt occurred in fiscal 2010, and a decrease in usage of Fujitsu advance credits from $20.1 million in fiscal 2009 to $11.5 million in usage in fiscal 2010. In addition; net cash used in operations as the result of increased inventory was $11.4 million in fiscal 2010 compared to cash provided by operations as the result of a decrease in Inventory of $6.8 million in fiscal 2009. Offsetting these amounts was an increase in cash flow from Net income (loss) due to Net income of $57.1 million in fiscal 2010 compared to a Net loss of $7.0 million in fiscal 2009 and an increase in cash provided by operations due to an increase in Accrued payroll obligations of $6.5 million in fiscal 2010 compared to a decrease of $1.6 million in fiscal 2009.

Investing Activities

Net cash used in investing activities was $64.4 million in fiscal 2010 compared to Net cash provided by investing activities of $4.4 million in fiscal 2009 as purchases of marketable securities exceeded sales of marketable securities and Short-term marketable securities increased by $55.4 million as reflected on the Consolidated Balance Sheet when fiscal 2010 is compared to fiscal 2009. Capital expenditures increased from $7.0 million in fiscal 2009 to $13.9 million in fiscal 2010.

Financing Activities

Net cash provided by financing activities was $3.4 million for fiscal 2010 compared to Net cash used by financing activities in fiscal 2009 of $0.9 million primarily due to the issuance of common stock of $6.2 million in fiscal 2010 compared to $0.4 million in fiscal 2009, offset by the increase in purchase of treasury stock of $2.0 million in fiscal 2010 compared to $0.3 million in fiscal 2009.
Fiscal 2009 compared to 2008

Operating Activities

Net cash provided by operating activities was $98.9 million in fiscal 2009, compared to Net cash provided by operating activities of $26.4 million in fiscal 2008, primarily as a result of the receipt of a $60.0 million repayment in fiscal 2009, of the Company's advance payment made to Fujitsu Limited (“Fujitsu”) in fiscal 2007, while no repayment was made in fiscal 2008, and in addition to an increased usage of Fujitsu advance credits in fiscal 2009. The net loss reported decreased from $38.2 million in fiscal 2008 to $7.0 million in fiscal 2009. The Company's Accounts payable and accrued expenses provided $7.1 million due to increased purchases and longer payment terms in fiscal 2009 compared to fiscal 2008 and used $3.8 million in fiscal 2008, primarily related to scheduled vendor payments. Accounts receivable, net, provided $2.9 million in fiscal 2008 and used $7.1 million in fiscal 2009 as a result of billing and collection timing. Inventory provided $6.8 million in fiscal 2009, compared to $7.3 million in fiscal 2008, as the Company continued to manage inventory levels to reflect customer demand.

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

Liquidity

As of January 1, 2011, our principal source of liquidity was $238.2 million of Cash and cash equivalents and Short-term marketable securities, which was approximately $73.7 million more than the balance of $164.5 million at January 2, 2010. Working capital increased to $271.0 million at January 1, 2011, from $205.5 million at January 2, 2010.

We believe that our existing liquid resources and cash expected to be generated from future operations will be adequate to meet our operating and capital requirements and obligations for at least the next twelve months. We have no long-term debt.

At January 1, 2011 and January 2, 2010, the Company held auction rate securities with a par value of $11.6 million and $24.1 million, respectively. The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available. At January 1, 2011, due to continued multiple failed auctions and a determination of illiquidity, the $11.6 million par value of auction rate securities held by the Company had an estimated fair value of $10.2 million and are classified as Long-term marketable securities. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

In accordance with ASC 320, “Investments—Debt and Equity Securities,” the Company recorded an unrealized loss of $0.1 million during the year ended January 1, 2011 on certain Short-term marketable securities, which has been recorded in Accumulated other comprehensive income. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income. For the year ended January 1, 2011, approximately $0.7 million in unrealized gains related to the increase in fair value of auction rate securities were recorded in Accumulated other comprehensive income. If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive income.

On October 21, 2010, our Board of Directors authorized a share repurchase program of up to $20.0 million of the Company's common stock over the next twelve months. In connection with the new stock repurchase program, the Company entered into a 10b5-1 plan.  During fiscal 2010, approximately 371,000 shares were repurchased for $2.0 million all of which were open market transactions and were funded from available working capital. All shares repurchased under this program in 2010 were retired in January 2011. How much common stock will be repurchased in the future will depend on market conditions, including the price of the common stock.

On December 13, 2008, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could have been repurchased. In connection with the stock repurchase program, we entered into a 10b5-1 plan. The duration of the repurchase program was twelve months, and expired on December 13, 2009. During fiscal 2009, approximately 263,000 shares were repurchased for $0.3 million, all of which were open market transactions and were funded from available working capital. All shares repurchased under this program were retired in 2010.

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

Contractual Obligations

The following table summarizes our significant contractual cash obligations at January 1, 2011 (in thousands):

Fiscal year	Operating leases(1)	Purchase order obligations(2)
2011	$3,831	$20,168
2012	3,099	—
2013	2,802	—
2014	526	—
2015	39	—
Thereafter	25	—
	$10,322	$20,168

_________
(1)
Certain of our facilities and equipment are leased under operating leases, which expire at various times through 2016. Included in the table above for operating leases is property located in Austin, Texas that was vacated as part of our 2005 restructuring plan. In fiscal 2007, we entered into a sublease agreement for this vacated property. For fiscal 2011, future minimum lease payments, net of such sublease receipts, based on agreements in place at January 1, 2011, total $0.1 million.

(2)	This column excludes amounts already recorded on our Consolidated Balance Sheet as current or long-term liabilities at January 1, 2011.

We also have other liabilities of $7.7 million relating to uncertain tax positions. However, as we are unable to reliably estimate the timing of future payments related to uncertain tax positions, we have excluded this amount from the table above.

Our significant operating leases, apart from that accrued for in the 2005 restructuring plan, are for our facilities in San Jose, California, Bethlehem, Pennsylvania, Shanghai, China and Downers Grove, Illinois. Our lease in San Jose expires in December 2013 with annual rental costs estimated to be $2.0 million with 3% annual increases. Our lease in Bethlehem expires in September 2014 with annual rental costs estimated to be $0.5 million with 3% annual increases. Our lease in Shanghai expires in May 2011 with remaining rental costs estimated to be $0.2 million. Our lease in Downers Grove expires in August of 2012 with annual rental costs estimated to be $0.2 million. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful life of the assets.

New Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)”, (“ASU 2009-13”). ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. Additionally, ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the residual method and requires an entity to allocate revenue using the relative selling price method. This update is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. Adoption is not expected to materially impact the Company’s consolidated financial position, results of operations or cash flows directly when it becomes effective, as the Company will not elect retrospective adoption. However, this update may impact how we reflect multiple-element arrangements entered into subsequent to January 1, 2011, in the financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, "Software (Topic 985): Certain Revenue Arrangements That Include Software Elements," ("ASU 2009-14"). ASU 2009-14 clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance. This guidance is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently assessing the impact of the adoption on its financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. We do not anticipate that the adoption of this statement will materially expand our consolidated financial statement footnote disclosures.

Off-Balance Sheet Arrangements

As of January 1, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Credit Market Risks

At January 1, 2011 and January 2, 2010, we held auction rate securities with a face value of $11.6 million and $24.1 million, respectively. At January 1, 2011, the auction rate securities held by us had an estimated fair value of $10.2 million. At January 2, 2010, the auction rate securities had an estimated fair value of $12.9 million. Our investments in auction rate securities are subject to interest rate and market risk.

Foreign Currency Exchange Rate Risk

We have international subsidiary and branch operations. In addition, a portion of our silicon wafer and other purchases are denominated in Japanese yen and we bill certain Japanese customers in yen. We are, therefore, subject to foreign currency exchange rate exposure. These exposures are actively monitored by management, which may employ various strategies, including derivative financial instruments, to mitigate the impact on the Company. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data.
Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule

Page
Consolidated Financial Statements:

Consolidated Balance Sheets, at January 1, 2011 and January 2, 2010	36

Consolidated Statements of Operations, for the Years ended January 1, 2011, January 2, 2010 and January 3, 2009	37

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss), for the Years ended January 1, 2011, January 2, 2010 and January 3, 2009	38

Consolidated Statements of Cash Flows, for the Years ended January 1, 2011, January 2, 2010 and January 3, 2009	39

Notes to Consolidated Financial Statements	40

Report of Independent Registered Public Accounting Firm	61

Consolidated Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	S-1

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	January 1, 2011	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$174,384	$156,069
Short-term marketable securities	63,836	8,471
Accounts receivable, net	41,188	33,551
Inventories	37,333	25,925
Current portion of foundry advances	—	11,475
Prepaid expenses and other current assets	8,648	7,980
Total current assets	325,389	243,471
Other long-term assets	2,744	3,640
Property and equipment, less accumulated depreciation	39,322	36,507
Long-term marketable securities	10,232	12,939
Total assets	$377,687	$296,557
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26,994	$22,679
Accrued payroll obligations	11,654	5,118
Deferred income and allowances on sales to sell-through distributors	15,692	10,160
Total current liabilities	54,340	37,957
Other long-term liabilities	4,625	5,240
Total liabilities	58,965	43,197
Commitments and contingencies (See “Note 15—Commitments and Contingencies”)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 117,971,000 and 115,592,000 shares issued and outstanding, excluding 371,000 and 263,000 shares of treasury stock	1,179	1,156
Paid-in capital	630,184	622,258
Accumulated other comprehensive income	499	158
Accumulated deficit	(313,140)	(370,212)
Total stockholders' equity	318,722	253,360
Total liabilities and stockholders' equity	$377,687	$296,557

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Revenue	$297,768	$194,420	$222,262
Costs and expenses:
Cost of products sold	117,943	90,077	102,831
Research and development	60,326	56,133	68,610
Selling, general and administrative	64,359	52,545	58,680
Amortization of intangible assets	—	228	5,587
Restructuring charges	11	3,689	6,789
	242,639	202,672	242,497
Income (loss) from operations	55,129	(8,252)	(20,235)
Other income (expense), net	2,474	1,812	(17,791)
Income (loss) before provision for income taxes	57,603	(6,440)	(38,026)
Provision for income taxes	531	517	180
Net income (loss)	$57,072	$(6,957)	$(38,206)

Basic net income (loss) per share	$0.49	$(0.06)	$(0.33)
Diluted net income (loss) per share	$0.48	$(0.06)	$(0.33)
Shares used in per share calculations:
Basic	116,726	115,384	115,291
Diluted	120,143	115,384	115,291

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except par value)

	Common Stock ($.01 par value)					Accumulated other
	Shares	Amount	Paid-in Capital	Treasury stock	Accumulated deficit	comprehensive income (loss)	Total
Balances, December 29, 2007	115,134	$1,151	$611,508	$—	$(325,049)	$(1,378)	$286,232
Net loss for 2008	—	—	—	—	(38,206)	—	(38,206)
Unrealized gain, net, related to marketable securities and foundry investments	—	—	—	—	—	713	713
Translation adjustments	—	—	—	—	—	132	132
Comprehensive loss	—	—	—	—	—	—	(37,361)
Common stock issued in connection with exercise of stock options, ESPP and net vested RSUs	335	4	437	—	—	—	441
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	5,575	—	—	—	5,575
Distribution of stock held by deferred stock compensation plan	—	—	52	—	—	—	52
Balances, January 3, 2009	115,469	1,155	617,572	—	(363,255)	(533)	254,939
Net loss for 2009	—	—	—	—	(6,957)	—	(6,957)
Unrealized gain, net, related to marketable securities	—	—	—	—	—	1,031	1,031
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	—	(284)	(284)
Translation adjustments	—	—	—	—	—	(56)	(56)
Comprehensive loss	—	—	—	—	—	—	(6,266)
Common stock issued in connection with exercise of stock options, ESPP and net vested RSUs	386	4	198	—	—	—	202
Stock repurchase	(263)	(3)	—	(326)	—	—	(329)
Retirement of treasury stock	—	—	(326)	326	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	4,576	—	—	—	4,576
Distribution of stock held by deferred stock compensation plan	—	—	238	—	—	—	238
Balances, January 2, 2010	115,592	1,156	622,258	—	(370,212)	158	253,360
Net income for 2010	—	—	—	—	57,072	—	57,072
Unrealized gain, net, related to marketable securities	—	—	—	—	—	581	581
Tax effect of change in fair market value of auction rate securities	—	—	—	—	—	(304)	(304)
Translation adjustments	—	—	—	—	—	64	64
Comprehensive income	—	—	—	—	—	—	57,413
Common stock issued in connection with exercise of stock options, ESPP and net vested RSUs	2,750	27	5,341	—	—	—	5,368
Stock repurchase	(371)	(4)	—	(1,966)			(1,970)
Retirement of treasury stock	—	—	(1,966)	1,966	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	4,551	—	—	—	4,551
Balances, January 1, 2011	117,971	$1,179	$630,184	$—	$(313,140)	$499	$318,722

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Cash flows from operating activities:
Net income (loss)	$57,072	$(6,957)	$(38,206)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,492	14,210	21,933
Impairment of Long-term marketable securities and Other current assets	—	2,600	20,707
Gain on sale of equity securities	(668)	(2,958)	—
Loss on sale of UMC common stock	—	—	233
Gain on sale of real estate	(720)	—	—
Stock-based compensation	4,551	4,576	5,575
Changes in assets and liabilities:
Accounts receivable, net	(7,637)	(7,147)	2,889
Other receivable	—	60,000	—
Inventories	(11,408)	6,778	7,302
Prepaid expenses and other current assets	(3,613)	322	(1,915)
Foundry advances (includes advance credits)	11,475	20,082	15,593
Accounts payable and accrued expenses (includes restructuring)	3,956	7,117	(3,840)
Accrued payroll obligations	6,536	(1,575)	(2,220)
Deferred income and allowances on sales to sell-through distributors	5,532	4,419	(2,292)
Other liabilities	(257)	(2,525)	624
Net cash provided by operating activities	79,311	98,942	26,383
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	54,252	19,932	79,063
Purchase of marketable securities	(105,661)	(8,511)	(37,841)
Proceeds from sale of UMC common stock	—	—	1,658
Proceeds from sale of land	871	—	—
Capital expenditures	(13,856)	(7,030)	(10,128)
Net cash (used in ) provided by investing activities	(64,394)	4,391	32,752
Cash flows from financing activities:
Extinguishment of Zero Coupon Convertible Subordinated Notes	—	—	(40,000)
Advances on yen line of credit	—	—	1,414
Payment on yen line of credit	—	(805)	(4,654)
Net share settlement upon issuance of RSUs	(808)	(211)	(156)
Treasury stock	(1,970)	(329)	—
Net proceeds from issuance of common stock	6,176	413	597
Net cash provided by (used in) financing activities	3,398	(932)	(42,799)
Net increase in cash and cash equivalents	18,315	102,401	16,336
Beginning cash and cash equivalents	156,069	53,668	37,332
Ending cash and cash equivalents	$174,384	$156,069	$53,668
Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain on assets measured at fair value, net, included in Accumulated other comprehensive loss	$581	$1,031	$713
Distribution of deferred compensation from trust assets	$288	$655	$1,439
Tax effect of change in fair market value of auction rate securities	$(304)	$—	$—
Non-cash exchange of Other receivable for Foundry advances and other assets	$—	$—	$60,000

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

Fiscal Reporting Period

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2010 and 2009 were 52-week years ending January 1, 2011 and January 2, 2010, respectively. Our fiscal 2008 was a 53-week year ending January 3, 2009. Our fiscal 2011 will be a 52-week year and will end on December 31, 2011. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Lattice and its subsidiaries, all of which are wholly owned, after the elimination of all intercompany balances and transactions. Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year.

Cash Equivalents and Marketable Securities

We consider all investments that are readily convertible into cash and have original maturities of three months or less, to be cash equivalents. Cash equivalents consist primarily of highly liquid investments in time deposits or money market accounts and are carried at cost. We account for marketable securities as available for sale with unrealized gains or losses recorded to Accumulated other comprehensive income (loss), unless losses are considered other-than-temporary, in which case, losses are charged to the Consolidated Statements of Operations.

Fair value of Financial Instruments

We invest in various financial instruments including corporate and government bonds, notes, commercial paper, auction rate securities and foundry investments. The Company values these instruments at their fair value and monitors their portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, the Company records an impairment charge and establishes a new carrying value. We assess other-than-temporary impairment of marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 820, “Fair Value Measurements and Disclosures". The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Derivative Financial Instruments

At January 1, 2011, January 2, 2010 and January 3, 2009 and for the fiscal years then ended, we had no outstanding derivatives, including foreign exchange contracts for the purchase or sale of foreign currencies.

Foreign Exchange and Translation of Foreign Currencies

A portion of our silicon wafer and other purchases are denominated in Japanese yen and we bill certain Japanese customers in yen. Gains or losses from foreign exchange rate fluctuations on balances denominated in foreign currencies are reflected in Other income (expense), net. Realized and unrealized gains or losses on foreign currency transactions were not significant for the years presented. We translate accounts denominated in foreign currencies in accordance with ASC 830, “Foreign Currency Matters” using the current rate method, under which asset and liability accounts are translated at the current rate, while stockholders' equity accounts are translated at the appropriate historical rates. Translation adjustments related to the consolidation of foreign subsidiary financial statements are reflected in Accumulated other comprehensive income (loss) in Stockholders' equity.

Concentration Risk

Potential exposure to concentration risk consists primarily of cash and cash equivalents, marketable securities and trade receivables and supply of wafers for our new products. We place our investments primarily through three financial institutions and mitigate the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company's investment policy defines approved credit ratings for investment securities. Purchased securities must meet or exceed the ratings; however, due to liquidity issues in global credit and capital markets, some of our auction rate securities have fallen below our required credit ratings during the past year. Investments consisted primarily of money market instruments, “AA” or better corporate notes and bonds, “AA” or better rated U. S. municipal notes, and U.S. government agency obligations. See Note 2 for a discussion of the liquidity attributes of our marketable securities.

Concentration of credit risk with respect to trade receivables are mitigated by a geographically diverse customer base and our credit and collection process. Accounts receivable are recorded at the invoice amount, do not bear interest, and are shown net of allowances for doubtful accounts of $0.9 and $1.0 million at January 1, 2011 and January 2, 2010, respectively. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

We rely on Fujitsu Limited ("Fujitsu") for essentially all wafer purchases for our new products.

Revenue Recognition and Deferred Income

Revenue from sales to customers is recognized upon shipment, or in the case of sales by our sell-through distributors, at the time of reported resale, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer remaining acceptance requirements and no remaining significant obligations. We sell our products directly to end customers or through a network of independent manufacturers' representatives and indirectly through a network of independent sell-in and sell-through distributors. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgment to reconcile sell-through distributors' reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our Revenue, Cost of products sold, Deferred income and allowances on sales to sell-through distributors, and Net income (loss).

At the time of shipment to a sell-through distributor amounts are invoiced at published list price. The final price is set at the time of resale and is determined in accordance with a distributor price agreement. Amounts invoiced are recorded in Accounts receivable, net and inventory is transferred from Inventories to Deferred income and allowances on sales to sell-through distributors. Revenue and cost of products sold to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net income (loss). Our estimate of inventory valued at published list price and held by sell-through distributors with right of return totaled $50.1 million and $31.7 million at January 1, 2011 and January 2, 2010, respectively. Distributor advances totaled $26.8 million and $16.5 million at January 1, 2011 and January 2, 2010, respectively and are recorded in Deferred income and allowances to sell-through distributors. Deferred costs of sales related to inventory held by sell-through distributors totaled $7.6 million and $5.0 million at January 1, 2011 and January 2, 2010, respectively.

During fiscal 2009, the Company embarked on a program to restructure our distribution channels primarily in the Asia Pacific region, from a sell-in to a sell-through distribution model. As a result, the majority of our revenue in fiscal 2010 was from reported resale from our sell-through distributors. Resale of product by sell-through distributors as a percentage of our total revenue was 56%, 38% and 33% in fiscal 2010, 2009 and 2008, respectively.

Revenue from software licensing was not material for the periods presented.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market.

Long-Lived Assets

We review our long-lived assets, primarily property and equipment and amortizable intangible assets, in accordance with ASC 360, “Property, Plant and Equipment” which requires us to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the estimated undiscounted cash flows to the carrying amount. A loss is recorded if the carrying amount of the asset exceeds the estimated undiscounted cash flow for the difference between carrying value and fair value.

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

Restructuring charges

Expenses associated with exit or disposal activities are recognized when incurred under ASC 420, “Exit or Disposal Cost Obligations,” for everything but severance. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits.” For leased facilities that were vacated, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, was recorded as a part of restructuring charges.

Research and Development

Research and development costs are expensed as incurred.

Accounting for Income Taxes

To report income tax expense related to operating results, we record current and deferred income tax assets and liabilities in our Consolidated Balance Sheet. In determining the value of our deferred tax assets, we make estimates of future taxable income. At the end of fiscal years 2010, 2009 and 2008, we have recorded full valuation allowances for all of our U.S. deferred tax assets due to uncertainties regarding their realization. We have not recognized a valuation allowance against our foreign deferred tax assets as we believe it is more likely than not that the deferred tax assets will be realized.

We recognize uncertain tax positions in accordance with ASC 712, “Income Taxes.” We recognize estimated interest and penalties that would be assessed in relation to the estimated settlement value of uncertain tax positions in the Provision for income taxes.

Stock-Based Compensation

The Company records stock-based compensation expense related to employee and director stock options and the Employee Stock Purchase Plan (“ESPP”) in accordance with ASC 718, “Compensation - Stock Compensation.” In addition, the Company records compensation expense over the offering period in connection with shares issuable under the ESPP.

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

A reconciliation of basic and diluted Net income (loss) per share is presented below (in thousands, except per share data):

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Basic and diluted Net income (loss)	$57,072	$(6,957)	$(38,206)
Shares used in basic Net income (loss) per share	116,726	115,384	115,291
Dilutive effect of stock options, RSUs and ESPP shares	3,417	—	—
Shares used in diluted Net income (loss) per share	120,143	115,384	115,291
Basic Net income (loss) per share	$0.49	$(0.06)	$(0.33)
Diluted Net income (loss) per share	$0.48	$(0.06)	$(0.33)

The computation of diluted earnings per share for fiscal year 2010 includes the effects of stock options, RSUs and ESPP shares aggregating 3.4 million. The computation of diluted earnings per share for fiscal years 2009 and 2008 excludes the effects of stock options, RSUs and ESPP shares aggregating 13.1 million and 20.4 million shares, respectively, because the effect was antidilutive. Stock options, RSUs, ESPP shares and warrants are antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and tax benefits are greater than the average market price for our common stock during the period.

The effects of Convertible Notes, aggregating 1.8 million shares for fiscal 2008 are excluded from the computation of diluted earnings per share, as the effect was antidilutive. There were no outstanding Convertible Notes during fiscal 2010 and 2009.

Comprehensive Income (Loss)

For fiscal 2010, comprehensive income consists primarily of Net income of $57.1 million and a net unrealized gain arising from marketable securities of $0.6 million. For fiscal 2009, comprehensive loss consists primarily of net loss of $7.0 million partially offset by a $1.0 million unrealized gain arising from marketable securities. For fiscal 2008, comprehensive loss consists primarily of net loss of $38.2 million partially offset by a $0.7 million unrealized gain arising from marketable securities and foundry investments.

Supplemental Cash Flow

Income taxes paid approximated $0.6 million, $0.3 million and $0.5 million in fiscal years 2010, 2009 and 2008, respectively. Interest paid was insignificant for all periods presented.

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

New Accounting Pronouncements

In September 2009 the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force),” (“ASU 2009-13”). ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. Additionally, ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the residual method and requires an entity to allocate revenue using the relative selling price method. This update is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. Adoption is not expected to materially impact the Company’s consolidated financial position, results of operations or cash flows directly when it becomes effective, as the Company will not elect retrospective adoption. However, this update may impact how we reflect multiple-element arrangements entered into subsequent to January 1, 2011, in the financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, "Software (Topic 985): Certain Revenue Arrangements That Include Software Elements," ("ASU 2009-14"). ASU 2009-14 clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance. This guidance is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently assessing the impact of the adoption on its financial statements.

In January 2010 the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. We do not anticipate that the adoption of this statement will materially expand our consolidated financial statement footnote disclosures.

(2)—Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (in thousands):

	January 1, 2011	January 2, 2010
Short-term marketable securities:	$63,836	$8,471

Long-term marketable securities:
Due after ten years	10,232	12,743
No contractual maturity date	—	196
	10,232	12,939
	$74,068	$21,410

The following table summarizes the composition of our marketable securities (in thousands):

	January 1, 2011	January 2, 2010
Short-term marketable securities:
Corporate and government bonds, notes and commercial paper	$63,836	$8,471

Long-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Federally insured or FFELP guaranteed student loans	10,232	12,743
Auction market preferred shares	—	196
	10,232	12,939
	$74,068	$21,410

The following table summarizes the composition of our auction rate securities (in thousands):

	January 1, 2011			January 2, 2010
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured student loans	$11,600	$10,232	AAA	$15,725	$12,743	AAA
Ambac Assurance Corporation	—	—	-	8,325	196	C
	$11,600	$10,232		$24,050	$12,939

During the year ended January 1, 2011, the Company accepted 13 partial redemptions at par value of auction rate securities. On July 29, 2010, the Company sold student loan auction rate securities, with a par value of $3.8 million and fair value of $2.9 million for $3.3 million and reported a gain of $0.4 million. On December 9, 2010, the Company sold auction market preferred shares issued by AMBAC Assurance Corporation with a par value of $8.3 million and a fair value of $0.2 million for $0.5 million and reported a gain of $0.3 million. At January 1, 2011, due to continued multiple failed auctions and a determination of illiquidity, the $11.6 million par value of auction rate securities held by the Company had an estimated fair value of $10.2 million and are classified as Long-term marketable securities. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program. The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available.

(3)—Fair Value of Financial Instruments (in thousands):

	Fair value measurements as of January 1, 2011
	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$63,836	$63,836	$—	$—
Long-term marketable securities	10,232	—	—	10,232
	$74,068	$63,836	$—	$10,232

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

Level 1 instruments generally represent quoted prices in active markets. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult. Our Level 1 instruments consist of federal agency, municipal or corporate notes and bonds, and commercial paper that are traded in active markets and are classified as Short-term marketable securities on our Consolidated Balance Sheet.

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

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our auction rate securities are classified as Level 3 instruments. Management uses a combination of the market and income approach to derive the fair value of auction rate securities, which include third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity. Our Level 3 instruments are classified as Long-term marketable securities on our Consolidated Balance Sheet.

During the fiscal year ended January 1, 2011, the following changes occurred in our Level 3 assets (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010
Beginning fair value of Long-term marketable securities	$12,939	$19,485
Fair value of securities sold or redeemed	(4,147)	(6,304)
Temporary or other-than-temporary fluctuations in fair value	1,440	(242)
Ending fair value of Long-term marketable securities	$10,232	$12,939

In accordance with ASC 320, “Investments - Debt and Equity Securities,” the Company recorded an unrealized loss of $0.1 million during the year ended January 1, 2011 on certain Short-term marketable securities (Level 1 instruments) which has been recorded in Accumulated other comprehensive income. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income. For the year ended January 1, 2011, approximately $0.7 million in unrealized gains were recorded in Accumulated other comprehensive income. If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive income.

(4)—Inventories (in thousands):

	January 1, 2011	January 2, 2010
Work in progress	$25,516	$15,046
Finished goods	11,817	10,879
	$37,333	$25,925

(5)—Property and Equipment (in thousands):

	January 1, 2011	January 2, 2010
Land	$1,456	$1,456
Buildings	27,672	27,972
Computer and test equipment	151,940	143,750
Office furniture and equipment	9,149	9,921
Leasehold and building improvements	13,842	13,612
	204,059	196,711
Accumulated depreciation and amortization	(164,737)	(160,204)
	$39,322	$36,507

Depreciation expense was $10.9 million, $10.8 million and $13.4 million for fiscal years 2010, 2009, and 2008, respectively.

(6)—Intangible Assets:

At January 1, 2011, purchased intangible assets related to current technology and licenses were fully amortized.

Amortization of intangible assets is related to our 2002 acquisition of the FPGA business of Agere Systems, Inc. and of Cerdelinx Technologies, Inc. Amortization expense was $0.0 million in fiscal 2010, $0.2 million in fiscal 2009 and $5.6 million in fiscal 2008. Under the guidance of ASC 350, “Intangibles - Goodwill and Other (“ASC 350”),” the Company evaluates the remaining useful life and recoverability of equipment and other assets, including intangible assets with definite lives, whenever events or changes in circumstances require us to do so. At January 2, 2010, we no longer have Intangible assets recorded on our Consolidated Balance Sheets.

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

(8)—Lease Obligations:

Certain of our facilities are leased under operating leases, which expire at various times through 2016. Rental expense under the operating leases was $2.7 million, $3.0 million and $3.8 million for fiscal years 2010, 2009 and 2008, respectively. Future minimum lease commitments at January 1, 2011 are as follows (in thousands):

Fiscal year	Amount
2011	$3,831
2012	3,099
2013	2,802
2014	526
2015	39
Thereafter	25
$10,322

(9)—Income Taxes:

The components of the Provision for income taxes for fiscal years 2010, 2009 and 2008 are presented in the following table (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Current:
Federal	$83	$74	$(145)
State	47	55	50
Foreign	880	377	268
	1,010	506	173
Deferred:
Federal	(296)	—	—
State	(8)	—	—
Foreign	(175)	11	7
	(479)	11	7
Provision for income taxes	$531	$517	$180

The Provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (dollars in thousands):

	Year Ended
	January 1, 2011		January 2, 2010		January 3, 2009
		%		%		%
Computed income tax provision (benefit) at the statutory rate	$20,161	35	$(2,254)	35	$(13,309)	35
Adjustments for tax effects of:
State taxes, net	(122)	(0)	(726)	11	(2,063)	5
Research and development credits	(1,451)	(2)	(899)	14	(920)	2
Foreign taxes	203	0	(476)	7	3	0
Foreign dividends	174	0	860	(13)	729	(2)
Valuation allowance	(21,303)	(37)	(94)	1	13,132	(34)
Change in uncertain tax benefit accrual	268	0	412	(6)	131	0
Stock-based compensation	—	—	2,086	(32)	2,412	(6)
Tax rate change	2,660	5	1,386	(22)	(266)	1
Other	(59)	(0)	222	(3)	331	(1)
Provision for income taxes	$531	1	$517	(8)	$180	0

ASC 740, “Income Taxes,” provides for the recognition of deferred tax assets if realization of these assets is more likely than not. We evaluate both positive and negative evidence to determine if some or all of our deferred tax assets should be recognized on a quarterly basis. As of January 1, 2011, the negative evidence outweighs the positive evidence available. In future periods, if we determine that the positive evidence is sufficient to conclude that we are more-likely-than-not to realize some or all of our deferred tax assets, we will recognize a deferred tax asset and a benefit in the period in which such determination is made. We have provided a valuation allowance equal to our net federal and state deferred tax assets due to uncertainties regarding their realization. As of January 1, 2011, the net deferred tax asset relates to foreign jurisdictions where we have concluded it is more likely than not that we will realize the net deferred tax assets in future periods. The net decrease in the total valuation allowance affecting the effective tax rate for the year ended January 1, 2011 was approximately $21.3 million.

During 2009 the Company transferred its inventory management, order fulfillment and direct sales logistics from its headquarters in Oregon to a third party contractor in Singapore. The relocation of the Company's distribution center changed the sourcing of sales for state taxation purposes. This change reduced the taxable income (loss) sourced to Oregon and therefore reduced the Company's effective tax rate. Due to changes in projected worldwide income and anticipated tax elections in California, the Company has further reduced its effective state tax rate. The Company's 2010 and 2009 deferred tax assets have been reduced by $2.8 million and $1.4 million, respectively, to reflect the decrease in future tax benefit of its net deferred tax asset. The income tax expense associated with the reduction of the net deferred tax asset during 2010 and 2009 has been reflected in the rate reconciliation with offsetting adjustments to the valuation allowance.

The components of our net deferred tax assets are as follows (in thousands):

	January 1, 2011	January 2, 2010
Deferred tax assets:
Accrued expenses and reserves	$3,843	$1,914
Inventory	4,396	4,535
Deferred revenue	15,326	9,843
Stock-based and deferred compensation	2,731	2,678
Intangible assets	71,891	90,867
Fixed assets	1,266	3,377
Net operating loss carryforward	137,387	146,707
Tax credit carryforward	29,095	26,717
Capital loss carryforward	6,106	2,800
Unrealized loss on securities	1,042	4,769
Other	—	13
	273,083	294,220
Less: valuation allowance	(271,208)	(292,683)
Net deferred tax assets	1,875	1,537
Deferred tax liabilities:
Prepaid expenses	732	796
Other	849	624
Total deferred tax liabilities	1,581	1,420
Net deferred tax assets	$294	$117

At January 1, 2011, we have federal net operating loss carryforwards (pre-tax) of approximately $356.1 million that expire at various dates between 2022 and 2030. We have state net operating loss carryforwards (pre-tax) of approximately $185.0 million that expire at various dates from 2011 through 2029. We also have federal and state credit carryforwards of $34.4 million, $22.1 million of which do not expire, with the remainder expiring at various dates from 2011 through 2029.

Future utilization of federal and state net operating losses and tax credit carryforwards may be limited if cumulative changes to ownership exceed 50% within any three-year period.

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $0.3 million of the undistributed earnings of our Chinese subsidiary. We intend to reinvest these earnings indefinitely in our Chinese subsidiary. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

At January 1, 2011, our unrecognized tax benefits associated with uncertain tax positions were $7.7 million, of which $7.5 million, if recognized, would affect the effective tax rate. As of January 1, 2011, interest and penalties associated with unrecognized tax benefits were $1.0 million.

The following table summarizes the changes to unrecognized tax benefits for fiscal years 2010, 2009 and 2008 (in thousands):

Unrecognized tax benefit	Amount
Balance at December 30, 2007	$4,940
Additions based on tax positions related to the current year	727
Additions based on tax positions of prior years	924
Reduction for tax positions of prior years	(235)
Settlements	—
Reduction as a result of lapse of applicable statute of limitations	(118)
Balance at January 3, 2009	6,238
Additions based on tax positions related to the current year	473
Additions based on tax positions of prior years	341
Reduction for tax positions of prior years	—
Settlements	—
Reduction as a result of lapse of applicable statute of limitations	(83)
Balance at January 2, 2010	6,969
Additions based on tax positions related to the current year	786
Additions based on tax positions of prior years	60
Reduction for tax positions of prior years	—
Settlements	—
Reduction as a result of lapse of applicable statute of limitations	(74)
Balance at January 1, 2011	$7,741

At January 1, 2011, it is reasonably possible that $1.5 million of unrecognized tax benefits and $1.0 million of associated interest and penalties could significantly change during the next twelve months. The $2.5 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to matters currently being litigated with the IRS, certain federal and state credits and uncertain income tax positions related to foreign tax filings for years no longer subject to examination under expiring statutes of limitations.

On December 16, 2010 the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was signed into law. This act provides for additional bonus depreciation and extends the research tax credit.

In 2009 and 2010 we received refunds of $0.1 million and $0.1 million, respectively, of previously paid taxes in the People's Republic of China. These refunds were granted due to specific development activities conducted within the People's Republic of China.

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

We are not currently under examination in any state or local jurisdictions. We are currently under examination in Taiwan and Canada. To date, there are no proposed adjustments that are expected to have a material adverse effect on our results of operations.

The Company is subject to federal and state income tax as well as income tax in the various foreign jurisdictions in which the Company operates. The 2000 through 2002 tax years remain subject to federal and state examination due to statute of limitations extensions entered into related to the petition with the Tax Court. Additionally, the tax years that remain subject to examination are 2007 for federal income taxes, 2006 for state income taxes, and 2004 for foreign income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carry forward amount.

(10)—Restructuring Charges:

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

During the third quarter of fiscal 2008, we initiated a restructuring plan (“2008 restructuring plan”) to better align operating expenses with near-term revenue expectations, primarily by reducing headcount. The 2008 restructuring plan was substantially complete by the end of fiscal 2008. During the third quarter of fiscal 2007, we approved and initiated a restructuring plan to lower operating expenses primarily by reducing headcount. This plan encompassed a reduction in work force, a voluntary separation program for certain employees and the closure of certain leased facilities. During the fourth quarter of fiscal 2005, we initiated and completed a restructuring plan (“2005 restructuring plan”) to reduce operating expenses. The 2005 restructuring plan encompassed three major components - a streamlining of research and development sites, a voluntary separation program for certain employees and an organizational consolidation within the Company's largest design center.

At January 1, 2011, the Consolidated Balance Sheet included $0.9 million primarily related to operating lease commitments and severance and related expenses accrued under the provisions of the 2009 restructuring plan. In addition, the Consolidated Balance Sheet included $0.3 million related to operating lease commitments accrued under the provisions of the 2005 restructuring plan.

The following table displays the activity related to all of the plans described above (in thousands):

	Balance at January 2, 2010	Charged to expense in fiscal 2010	Paid or settled	Adjustments to reserve credited to expense in fiscal 2010	Balance at January 1, 2011	Cumulative expense through year ended January 2, 2010	Aggregate expense and adjustments
2009 Restructuring Plan:
Severance and related costs	$715	$198	$(443)	$(295)	$175	$2,368	$2,271
Lease loss reserve	1,169	50	(532)	57	744	1,356	1,463
Other	13	—	—	—	13	31	31
Subtotal	1,897	248	(975)	(238)	932	3,755	3,765

Pre-2009 Restructuring Plans:
Lease loss reserve and other	339	1	(70)	—	270	21,339	21,340
Total restructuring plans	$2,236	$249	$(1,045)	$(238)	$1,202	$25,094	$25,105

Total restructuring charges in fiscal years 2010, 2009 and 2008 were as follows (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Severance and related costs	$(97)	$2,334	$4,996
Lease loss reserve	108	1,358	1,545
Other	—	(3)	248
	$11	$3,689	$6,789

We cannot be certain as to the actual amount of any remaining restructuring charges or the timing of their recognition for financial reporting purposes.

(11)—Zero Coupon Convertible Subordinated Notes:

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

(12)—Common Stock Repurchase Program:

On October 21, 2010, our Board of Directors authorized a share repurchase program of up to $20.0 million of the Company's common stock over the next twelve months . In connection with the new stock repurchase program, the Company entered into a 10b5-1 plan.  During fiscal 2010, approximately 371,000 shares were repurchased for $2.0 million all of which were open market transactions and were funded from available working capital. All shares repurchased under this program in 2010 were retired in January 2011. How much common stock will be repurchased in the future will depend on market conditions, including the price of the common stock.

On December 13, 2008, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could have been repurchased. In connection with the stock repurchase program, we entered into a 10b5-1 plan. The duration of the repurchase program was twelve months, and expired on December 13, 2009. During fiscal 2009, approximately 263,000 shares were repurchased for $0.3 million, all of which were open market transactions and were funded from available working capital. All shares repurchased under this program were retired in 2010.

(13)—Stockholders' Equity:

Employee and Director Stock Options, Restricted Stock and ESPP

The Company's employee stock option plans include principal plans adopted in 1996 and 2001 (“principal option plans”), as well as various stock option plans assumed through acquisitions under which stock options are outstanding. We have authorized an aggregate of 9,000,000 and 17,200,000 shares of common stock for issuance to officers and employees under the 2001 plan and 1996 plan, respectively. The principal option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date. The options generally vest quarterly over a four-year period beginning on the grant date. Options granted under the principal option plans are generally non-qualified stock options but the principal option plans permit some options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The contractual term of options granted prior to January 31, 2006 was generally ten years, while the contractual term of options granted subsequent to January 31, 2006 is generally seven years.

Restricted stock unit (“RSUs”) grants are part of the Company's equity compensation practices for employees who receive equity grants. The RSUs granted to employees generally vest quarterly over a four-year period beginning on the grant date.

The Company's director stock option plan, which was amended and approved most recently by our stockholders in May 2007, provides that non-employee members of our Board of Directors receive non-qualified option grants in set amounts and at set times, at option prices equal to the fair market value on the date of grant. An increase of 200,000 shares reserved for issuance under the plan was approved by our stockholders on May 1, 2007. An aggregate of 1,200,000 shares of common stock have been authorized for issuance under the plan. Vesting periods for options granted to Directors vary from one year to four years with current grants over three years. The contractual term of all non-employee director options is ten years.

The Company's ESPP, which was amended and approved most recently by our stockholders in May 2007, permits eligible employees to purchase shares of common stock through payroll deductions, not to exceed 10% of an employee's compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period, but in no event less than the book value per share at the mid-point of each offering period. An aggregate of 5,500,000 shares of common stock have been authorized for issuance under the plan. We have treated the ESPP as a compensatory plan, and recorded compensation expense related to the ESPP of $0.4 million and $0.3 million for fiscal 2010 and fiscal 2009, respectively.

Stock-Based Compensation

Total stock-based compensation expense was included in the Consolidated Statements of Operations as follows (in thousands):

	Year Ended
Line item:	January 1, 2011	January 2, 2010	January 3, 2009
Cost of products sold	$312	$353	$422
Research and development	1,851	1,572	2,467
Selling, general and administrative	2,388	2,651	2,433
Restructuring charges	—	—	253
	$4,551	$4,576	$5,575

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. Beginning January 1, 2006, in connection with the adoption of ASC 718, the Company examined the historical pattern of option exercises in an effort to determine if there were any discernible activity patterns based on certain employee populations. From this analysis, the Company identified two employee populations. Prior to January 3, 2009, the Company used the simplified method as prescribed by the SEC's Staff Accounting Bulletin No. 107. The Company now believes that it has sufficient internal historical data to refine the expected term assumption. As such, the expected term computation is based on historical vested option exercises and includes an estimate of the expected term for options that were fully vested and outstanding at January 3, 2009 for each of the two populations identified. The expected volatility of both stock options and ESPP shares is based on the daily historical volatility of our stock price, measured over the expected term of the option or the ESPP purchase period. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option. The dividend yield reflects that we have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future.

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Employee and Director Stock Options
Expected volatility (%)	55.1 to 61.6	51.5 to 54.8	46.2 to 48.3
Risk-free interest rate (%)	.78 to 2.47	1.65 to 2.66	2.0 to 3.3
Expected term (in years)	4.06 to 4.43	4.00 to 4.51	4.75
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan
Weighted average expected volatility (%)	52.3	71.0	46.0
Weighted average risk-free interest rate (%)	0.2	0.3	3.3
Expected term (in years)	0.50	0.50	0.50
Dividend yield	0%	0%	0%

At January 1, 2011, there was $7.2 million of total unrecognized compensation cost related to unvested employee and director stock options, which is expected to be recognized over a weighted average period of 2.7 years. Our current practice is to issue new shares to satisfy option exercises. Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

On December 22, 2008, the Company's Board of Directors approved an offer to exchange stock options to purchase up to an aggregate of 7,875,084 shares of the Company's common stock that were previously granted with an exercise price equal to or greater than $3.91 under the Company's 1996 Stock Incentive Plan (“the 1996 Plan”) and the Company's 2001 Stock Plan (“the 2001 Plan”), for new options issuable under the 1996 Plan or new RSUs issuable under the 2001 Plan. The offer was not extended to the Company's executive officers, members of the board of directors or employees based outside the United States. The offer expired on February 3, 2009 at which time the exchange was consummated. Approximately 300 eligible option holders elected to participate in the exchange and the Company accepted for cancellation options to purchase an aggregate of 3,571,228 shares of the Company's common stock under the 1996 Plan and options to purchase an aggregate of 2,493,826 shares under the 2001 Plan. These shares are included in the Forfeited, expired or exchanged line in the table below. Subject to the terms and conditions of the exchange offer, the Company granted new options to purchase up to an aggregate of 727,537 shares of the Company's common stock under the 1996 Plan and 227,412 RSUs under the 2001 Plan. The stock-based compensation expense impact for the exchange was approximately $0.4 million and is being amortized over four years from the date of exchange.

The following table summarizes our stock option activity and related information for the year ended January 1, 2011 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Balance, January 2, 2010	12,437	$2.88
Granted	1,614	5.00
Exercised	(2,110)	2.46
Forfeited or expired	(2,068)	2.63
Balance, January 1, 2011	9,873	$3.38
Vested and expected to vest at January 1, 2011	9,873	$3.38	5.27	$27,575
Exercisable, January 1, 2011	4,269	$4.12	4.36	$9,362

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that day. This amount changes based on the fair market value of the Company's stock. Total intrinsic value of options exercised for fiscal 2010, 2009 and 2008 was $5.3 million, less than $0.1 million and less than $0.1 million, respectively. The total fair value of options and RSUs vested and expensed in fiscal 2010, 2009 and 2008 was $4.2 million, $4.3 million and $4.8 million, respectively.

The resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted were $2.31, $1.05 and $1.05 for fiscal years 2010, 2009 and 2008, respectively. The weighted average fair values calculated using the Black-Scholes option pricing model for the ESPP were $1.07, $.66 and $.88 for fiscal years 2010, 2009 and 2008, respectively.

The following table summarizes our RSU activity for the year ended January 1, 2011 (shares in thousands):

	Shares	Weighted average grant date fair value
Balance, January 2, 2010	925	$2.52
Granted	—	—
Vested	(460)	2.65
Forfeited	(42)	2.22
Balance at January 1, 2011	423	$2.42

At January 1, 2011, there was $1.0 million of total unrecognized compensation cost related to unvested RSUs. Our current practice is to issue new shares when RSUs vest. Compensation expense for RSUs is recognized using the straight-line method over the related vesting period.

At January 1, 2011, a total of 12.6 million shares of our common stock were available for future grants under our stock option plans. Shares subject to stock option grants that expire or are canceled without delivery of such shares generally become available for re-issuance under these plans. At January 1, 2011, a total of 0.3 million shares of our common stock were available for future purchases under our ESPP.

(14)—Employee Benefit Plans:

Qualified Investment Plan

In 1990, we adopted a 401(k) plan, which provides participants with an opportunity to accumulate funds for retirement. The plan does not allow investments in the Company's common stock. The plan allows for the Company to make discretionary matching contributions in cash. The Company matched contributions for a total of $0.2 million in fiscal 2010 and made no matching contributions in fiscal 2009 or 2008.

Executive Deferred Compensation Plan

We initiated an Executive Deferred Compensation Plan effective August 1997. Under the provisions of this plan, as approved by the Board of Directors, certain senior executives may annually defer up to 75% of their salary and up to 100% of their incentive compensation. The return on deferred funds is based upon the performance of designated mutual funds. There is no guaranteed return or matching contribution. We paid out $0.3 million, $0.7 million and $1.4 million of the deferred compensation balance in fiscal 2010, 2009 and 2008, respectively. Balances at January 1, 2011 and January 2, 2010 of $0.7 and $1.0 million, respectively, are reflected in Other long-term liabilities in our accompanying Consolidated Balance Sheets and the related assets are included in Foundry advances and other assets in our accompanying Consolidated Balance Sheets. The deferred compensation amounts are unsecured obligations, but we have made corresponding contributions to a trust fund owned by the Company for the benefit of deferred compensation plan participants. The trust fund invests in mutual funds in the manner directed by participants pursuant to provisions of the plan. The mutual funds are accounted for as trading securities and are marked to market.

Executive Variable Compensation Plan

In December 2007, the Compensation Committee of the Board of Directors approved the 2008 Executive Variable

Compensation Plan. The Company's Chief Executive Officer and other members of senior management as nominated by the Chief Executive Officer and approved by the Compensation Committee are eligible to participate in the Executive Variable Compensation Plan. The payout for each participant is based both on Company performance, as measured by achievement of revenue and operating income performance goals approved by the Board prior to the commencement of the plan year, and individual performance. There was no expense under this plan during fiscal years 2010, 2009 or 2008.

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

2009 Bonus Plan

On December 2, 2008, upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved the 2009 Bonus Plan which provides for the payment of two cash bonuses during the year to non-executive employees upon the achievement of specific performance criteria for the 2009 fiscal year and the payment of a single cash bonus to certain of the Company's officers, including executive officers, upon the achievement of specific performance criteria for the 2009 fiscal year. The plan essentially replaced the prior profit sharing plan that terminated in fiscal 2008. There was no expense recorded under this plan during fiscal 2009.

2010 Cash Incentive Compensation Plan

On December 1, 2009, upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved the 2010 Cash Incentive Compensation Plan (“2010 Plan”). The Chief Executive Officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, together with all other employees of the Company, are eligible to participate in the 2010 Plan. Under the 2010 Plan, individual cash incentive payments for the Chief Executive Officer and other executive officers are based both on Company performance, as measured by achievement of GAAP operating income, and individual performance, as measured by the achievement of personal management objectives. Under the 2010 Plan, cash incentive payments were funded by the Company’s achievement of GAAP operating income, with funding of the plan to be determined as a specified percentage of GAAP operating income (before incentive plan accruals) within specified ranges established by the Compensation Committee. The Compensation Committee determined the individual performance of the Chief Executive Officer based on the achievement of personal management objectives that were established by the committee during the first fiscal quarter of 2010, and the Chief Executive Officer determined the individual performance of the other participants based on the achievement of personal management objectives established by the Chief executive officer and reviewed by the committee during the first fiscal quarter of 2010.

The 2010 Plan requires that the Company be profitable on a GAAP operating income basis before payments are made under the 2010 Plan. Under the 2010 Plan, the aggregate target cash incentive awards for all executive management participants, including the Chief Executive Officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, total approximately $1.7 million, and the aggregate maximum cash award for all management participants totals approximately $3.0 million. The maximum amount of cash that can be paid out under the 2010 Plan is $6.5 million. During fiscal 2010, the Company recorded a charge of $5.4 million under the 2010 Plan, which is recorded on the Consolidated Balance Sheet in Accrued payroll obligations. Cash incentive awards were paid in February 2011.

2011 Cash Incentive Plan

On February 1, 2011, upon the recommendation of the Compensation Committee, the Board of Directors of Lattice Semiconductor Corporation (the “Company”), approved the FY2011 Cash Incentive Plan (the “2011 Plan”). The Chief Executive Officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, together with all other employees of the Company not on the Company's sales incentive plan, are eligible to participate in the 2011 Plan. Under the 2011 Plan, individual cash incentive payments for the Chief Executive Officer and other executive officers will be based both on Company performance, as measured by achievement of operating income (before incentive plan accruals) and revenue goals within specified ranges established by the Compensation Committee, and individual performance, as measured by the achievement of personal management objectives, with each of these components representing one-third of the potential cash incentive award. The Compensation Committee will determine the individual performance of the Chief Executive Officer and Chief Financial Officer as measured against personal management objectives established by the committee during the first fiscal quarter of 2011, and the Chief Executive Officer will determine the individual performance of the other participants as measured against personal management objectives established by the Chief Executive Officer and reviewed by the committee during the first fiscal quarter of 2011.

(15)—Commitments and Contingencies:

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

On April 30, 2010, Stragent, LLC (“Stragent”), a non-practicing entity, and its alleged assignee Seesaw Foundation (“Seesaw”), filed a patent infringement lawsuit against the Company and Freescale Semiconductor, Inc. in the U.S. District Court for the Eastern District of Texas, Tyler Division, seeking unspecified damages. Neither the likelihood nor the amount of any potential exposure to the Company can be estimated at this time.

On July 20, 2010, Intellitech Corporation (“Intellitech”) filed a patent infringement lawsuit against the Company, Altera Corporation and Xilinx, Inc. in the U.S.District Court for the District of Delaware, seeking unspecified damages. Neither the likelihood nor the amount of any potential exposure to the Company can be estimated at this time.

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a patent infringement lawsuit against the Company, Altera Corporation and Microsemi Corporation in the U.S. District Court for the District of Delaware, seeking unspecified damages. Neither the likelihood nor the amount of any potential exposure to the Company can be estimated at this time.

We are exposed to certain asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity or our financial results. Periodically, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we then accrue a liability for the estimated loss based on the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 450, “Contingencies" (“ASC 450”). Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise estimates. Presently, no accrual has been estimated under ASC 450 for potential losses that may or may not arise from the current lawsuits in which we are involved.

(16)—Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic products. Our revenue by major geographic area was as follows (dollars in thousands):

	Year Ended
	January 1, 2011		January 2, 2010		January 3, 2009
	Total	%	Total	%	Total	%
United States	$36,211	12	$28,296	15	$37,817	17
Export revenue:
China	124,910	42	83,813	43	62,110	28
Europe	54,332	18	33,389	17	46,411	21
Japan	38,992	13	19,460	10	30,624	14
Taiwan	8,839	3	6,313	3	20,453	9
Other Asia	27,853	10	17,476	9	16,422	7
Other Americas	6,631	2	5,673	3	8,425	4
Total export revenue	261,557	88	166,124	85	184,445	83
Total revenue	$297,768	100	$194,420	100	$222,262	100

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

Our largest customers are distributors and have historically made up a significant portion of our total revenue. Revenue attributable to resales of products by Arrow Electronics, Inc., which includes Nu Horizons Electronics Corp., (a wholly owned subsidiary of Arrow Electronics, Inc.) accounted for approximately 18%, 12% and 14% of revenue in fiscal 2010, 2009 and 2008, respectively, revenue attributable to resales of products by Avnet, Inc. accounted for approximately 17%, 13% and 14% of revenue in fiscal 2010, 2009 and 2008, respectively, and revenue attributable to resales of products by the Weikeng Group (Weikeng Industrial Co. Ltd. (Taiwan) and Weikeng International Co. Ltd. (Hong Kong)) which accounted for approximately 14%, 9% and 0% of revenue in fiscal 2010, 2009 and 2008, respectively. Sales of products to Promaster Technology Corporation accounted for approximately 0%, 1% and 10% of revenue in fiscal 2010, 2009 and 2008, respectively. Sales of products to ASTI Holdings Ltd. accounted for approximately 0%, 16% and 7% of revenue in fiscal 2010, 2009 and 2008, respectively. No other individual customer accounted for more than 10% of total revenue in any of the fiscal years 2010, 2009 and 2008.

During fiscal 2009, the Company embarked on a program to restructure its distribution channels, primarily in the Asia Pacific region, from a sell-in to a sell-through distribution model. As a result, the majority of our revenue in fiscal 2010 was related to resale of our products by sell-through distributors. In connection with this program, Lattice terminated our distribution agreement between Lattice and Promaster Technology Corporation on July 2, 2009, between Lattice and Dragon Technology Distribution and FE Global Electronics effective for various territories on February 1 and February 6, 2010, respectively, and between Lattice and other distributors effective on various dates. Dragon Technology Distribution and FE Global Electronics are wholly-owned subsidiaries of ASTI Holdings Ltd.

(17)—Quarterly Financial Data (Unaudited):

A summary of the Company's consolidated quarterly results of operations is as follows (in thousands, except per share data):

	2010				2009
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenue	$73,080	$77,137	$77,119	$70,432	$55,087	$49,097	$46,900	$43,336
Gross margin	$45,841	$45,586	$47,230	$41,168	$30,460	$26,619	$24,586	$22,678
Restructuring charges (adjustment)	$(30)	$79	$(120)	$82	$1,185	$2,544	$(15)	$(25)
Net income (loss)	$13,879	$15,368	$16,736	$11,089	$5,626	$(4,114)	$(2,719)	$(5,750)
Basic net income (loss) per share	$0.12	$0.13	$0.14	$0.10	$0.05	$(0.04)	$(0.02)	$(0.05)
Diluted net income (loss) per share	$0.11	$0.13	$0.14	$0.10	$0.05	$(0.04)	$(0.02)	$(0.05)

(18)—Subsequent event

On February 1, 2011, upon the recommendation of the Compensation Committee, the Board of Directors of Lattice Semiconductor Corporation (the “Company”), approved the FY2011 Cash Incentive Plan (the “2011 Plan”). The Chief Executive Officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, together with all other employees of the Company not on the Company's sales incentive plan, are eligible to participate in the 2011 Plan. Under the 2011 Plan, individual cash incentive payments for the Chief Executive Officer and other executive officers will be based both on Company performance, as measured by achievement of operating income (before incentive plan accruals) and revenue goals within specified ranges established by the Compensation Committee, and individual performance, as measured by the achievement of personal management objectives, with each of these components representing 1/3 of the potential cash incentive award. The Compensation Committee will determine the individual performance of the Chief Executive Officer and Chief Financial Officer as measured against personal management objectives established by the committee during the first fiscal quarter of 2011, and the Chief Executive Officer will determine the individual performance of the other participants as measured against personal management objectives established by the Chief Executive Officer and reviewed by the committee during the first fiscal quarter of 2011.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lattice Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of Lattice Semiconductor Corporation and subsidiaries as of January 1, 2011 and January 2, 2010 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 1, 2011. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index under Item 8. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lattice Semiconductor Corporation and subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lattice Semiconductor Corporation's internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Portland, Oregon
March 11, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lattice Semiconductor Corporation:

We have audited Lattice Semiconductor Corporation's internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lattice Semiconductor Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lattice Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lattice Semiconductor Corporation and subsidiaries as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 1, 2011, and our report dated March 11, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Portland, Oregon
March 11, 2011

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

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding reliability of financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the company's internal control over financial reporting as of January 1, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of January 1, 2011, the Company's internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has audited the Company's financial statements in this report on Form 10-K and issued its report on the effectiveness of the Company's internal control over financial reporting as of January 1, 2011.

Changes in Internal Control over Financial Reporting

We are in the process of implementing a new ERP system. The first phase of the implementation was completed during the fourth quarter of 2010 and included implementing new modules related to our general ledger, accounts payable and elements of our cost accounting systems. During the period, legacy operating and financial information was migrated to the new ERP system, which resulted in the modification of certain controls, procedures and processes. We follow a system implementation life cycle process that requires significant pre-implementation planning, design and testing. We plan to continue to replace our legacy systems with the new ERP system functionality over the next several years.

Item 9B. Other Information.

On February 28, 2011, Michael G. Potter, Lattice Semiconductor Corporation's (the "Company's") Corporate Vice President and Chief Financial Officer, established a Rule 10b5-1 sales plan for shares of the Company's common stock as part of a personal investment diversification strategy. Rule 10b5-1 requires, among other things, that a trading plan be established only at a time when the officer is not aware of material, nonpublic information. The plan specifies the term of the plan, which will expire February 8, 2012, the number of shares to be sold, and the times and prices at which shares may be sold. The shares were acquired pursuant to awards under the Company's equity compensation programs. If all conditions of the plan are met, up to 125,000 shares may be sold under the plan, which would equal approximately 24% of the aggregate number of shares, including vested and unvested equity awards that Michael G. Potter holds as of February 28, 2011.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement (the “Proxy Statement”) for the 2011 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we will file not later than 120 days after the end of the fiscal year covered by this report. With the exception of the information expressly incorporated by reference from the Proxy Statement, the Proxy Statement is not to be deemed filed as a part of this report.

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding our directors that is required by this item is incorporated by reference from the information contained under the captions “Proposal 1: Election of Directors” and “Corporate Governance and Other Matters--Board Meetings and Committees” in the Proxy Statement. Information regarding our executive officers that is required by this item is set forth in Part I of this report under the caption “Executive Officers of the Registrant.”

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

Information about our “Director Code of Ethics” and written committee charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee are available free of charge on the Company's website at www.latticesemi.com and is available in print to any shareholder upon request.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our Annual Report on Form 10-K for the year ended January 2, 2010. The procedures by which security holders may recommend nominees to our Board of Directors were described in detail in the information concerning our Nominating and Governance Committee under the caption “Board Meetings and Committees” in our Proxy Statement filed March 23, 2010.

Information regarding our Audit Committee that is required by this Item is incorporated by reference from the information concerning our Audit Committee contained under the caption “Corporate Governance and Other Matters--Board Meetings and Committees” in the Proxy Statement.

Item 11. Executive Compensation.

The information contained under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the captions entitled “Certain Relationships and Related Transactions” and “Corporate Governance and Other Matters--Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information contained under the caption entitled “Audit and Related Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List of Documents Filed as Part of this Report

(1) All financial statements.

The following financial statements are filed as part of this report under Item 8.

Consolidated Financial Statements:
Consolidated Balance Sheets, at January 1, 2011 and January 2, 2010	36
Consolidated Statements of Operations, for the Years ended January 1, 2011, January 2, 2010 and January 3, 2009	37
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss), for the Years ended January 1, 2011, January 2, 2010 and January 3, 2009	38
Consolidated Statements of Cash Flows, for the Years ended January 1, 2011, January 2, 2010 and January 3, 2009	39
Notes to Consolidated Financial Statements	40

(2) Financial Statement Schedules.
Schedule II—Valuation and Qualifying Accounts	S-1

    All other schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

(3) Exhibits.

Exhibit Number	Description
3.1
The Company's Restated Certificate of Incorporation filed February 24, 2004 (Incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report on Form 10-K for the year ended January 3, 2004).

3.2	The Company's Bylaws, as amended and restated as of January 31, 2006 (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K filed February 3, 2006).

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

10.23
Advance Production Payment Agreement dated March 17, 1997 among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.23 filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005)(1).

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

10.35
Intellectual Property Agreement by and between Agere Systems Inc. and Agere Systems Guardian Corporation and Lattice Semiconductor Corporation as Buyer, dated January 18, 2002 (Incorporated by reference to Exhibit 10.35 filed with the Company's Annual Report on Form 10-K for the year ended December 29, 2001).

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

10.41*
Form of Indemnification Agreement executed by each director and executive officer of the Company and certain other officers and employees of the Company and its subsidiaries (Incorporated by reference to Exhibit 10.41 filed with the Company's Annual Report on Form 10-K for the year ended January 3, 2004).

10.42
Amendment dated March 25, 2004 to Advance Production Payment Agreement dated March 17, 1997, as amended, among Lattice Semiconductor Corporation and Seiko Epson Corporation and S MOS Systems, Inc. (Incorporated by reference to Exhibit 10.42 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2004)(1).

10.43
Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2004)(1).

10.44*
Employment Agreement between Lattice Semiconductor Corporation and Stephen A. Skaggs dated August 9, 2005 (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K filed on August 12, 2005).

10.45*
Compensation Arrangement between Lattice Semiconductor Corporation and Patrick S. Jones, Chairman of the Board of Directors (Incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K filed on August 12, 2005).

10.46*
Employment Agreement between Lattice Semiconductor Corporation and Jan Johannessen dated November 1, 2005 (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q filed on November 4, 2005).

10.47*
Employment Agreement between Lattice Semiconductor Corporation and Martin R. Baker dated November 1, 2005 (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q filed on November 4, 2005).

10.48*
Employment Agreement between Lattice Semiconductor Corporation and Stephen M. Donovan dated November 1, 2005 (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q filed on November 4, 2005).

10.50*
Compensation Arrangement between Lattice Semiconductor Corporation and Chairpersons for Committees of the Board of Directors (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K filed on December 12, 2005).

10.51*
Form of Amendment to Stock Option Agreements for 1996 Stock Incentive Plan, as amended, and 2001 Stock Plan, as amended (Incorporated by reference to Exhibit 99.3 filed with the Company's Current Report on Form 8-K filed on December 12, 2005).

10.52*	2006 Executive Bonus Plan (Incorporated by reference to Exhibit 99.4 filed with the Company's Current Report on Form 8-K filed on December 12, 2005).

10.53
Addendum dated March 22, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.53 filed with the Company's Quarterly Report on Form 10-Q filed on November 7, 2006).

Exhibit Number	Description
10.54
Addendum No. 2 dated effective October 1, 2006 to the Advance Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.54 filed with the Company's Quarterly Report on Form 10-Q filed on November 7, 2006)(1).

10.55*
2007 Executive Variable Compensation Plan, as amended (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K filed on December 7, 2006, as amended as described in the Company's Current Report on Form 8-K filed on February 8, 2007).

10.56*	Form of Notice of Grant of Restricted Stock Units to Executive Officer (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K filed on February 8, 2007).

10.57*	2008 Executive Variable Compensation Plan, as amended (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K filed on December 7, 2007).

10.58*
Letter Agreement between Lattice Semiconductor Corporation and Stephen A. Skaggs dated January 31, 2008 (Incorporated by reference to Exhibit 10.58 filed with the Company's Annual Report on Form 10-K filed on March 13, 2008).

10.59*
Employment Agreement between Lattice Semiconductor Corporation and Bruno Guilmart dated May 14, 2008 (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K filed on June 16, 2008).

10.60*
Employment Agreement between Lattice Semiconductor Corporation and Byron Milstead dated May 14, 2008 (Incorporated by reference to Exhibit 10.60 filed with the Company's Current Report on Form 10-Q filed on August 8, 2008).

10.61*	Form of Inducement Stock Option Agreement (Incorporated by reference to Exhibit 10.61 filed with the Company's Current Report on Form 10-Q filed on November 5, 2008).

10.62*
Employment Agreement between Lattice Semiconductor Corporation and Michael G. Potter dated February 4, 2009 (Incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K filed on February 4, 2009).

10.63*	2009 Bonus Plan of Lattice Semiconductor Corporation (Incorporated by reference to Exhibit 10.63 filed with the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.64
Addendum #4 dated effective December 18, 2009 to the Advanced Payment and Purchase Agreement dated September 10, 2004 between Lattice Semiconductor Corporation and Fujitsu Limited (Incorporated by reference to Exhibit 10.64 filed with the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.65
Letter Agreement effective December 18, 2008 re Repayment of Advance Payment between Lattice Semiconductor Corporation and Fujitsu Microelectronics Limited and Fujitsu Microelectronics America, Inc. (Incorporated by reference to Exhibit 10.65 filed with the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.66*
Employment Agreement between Lattice Semiconductor Corporation and Byron Milstead effective as of December 30, 2008. (Incorporated by reference to Exhibit 10.66 filed with the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.67*
Employment Agreement between Lattice Semiconductor Corporation and Sean Riley dated September 22, 2008 (Incorporated by reference to Exhibit 10.67 filed with the Company's Current Report on Form 10-Q filed on April 4, 2009).

10.68*
Employment Agreement between Lattice Semiconductor Corporation and Christopher M. Fanning amended and restated as of December 15, 2008 (Incorporated by reference to Exhibit 10.68 filed with the Company's Current Report on Form 10-Q filed on April 4, 2009).

10.69*	Lattice Semiconductor Corporation 2010 Cash Incentive Compensation Plan (Incorporated by reference to Exhibit 10.69 filed with the Company's Annual Report on Form 10-K filed on March 10, 2010).

10.70*
Employment Agreement between Lattice Semiconductor Corporation and Darin G. Billerbeck dated as of November 8, 2010 (Incorporated by reference to Exhibit 10.70 filed with the Company's Current Report on Form 10-Q filed on November 5, 2010).

Exhibit Number	Description

14.1	Standards of Ethics and Conduct (Incorporated by reference to Exhibit 14.1 filed with the Company's Annual Report on Form 10-K for the year ended January 3, 2004).
21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________
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
Michael G. Potter Corporate Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: March 11, 2011

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Darin G. Billerbeck and Michael G. Potter, or either of them, his or her attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ DARIN G. BILLERBECK	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2011
Darin G. Billerbeck

/s/ MICHAEL G. POTTER	Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011
Michael G. Potter

/s/ DAVID E. CORESON	Director	March 11, 2011
David E. Coreson

/s/ PATRICK S. JONES	Director	March 11, 2011
Patrick S. Jones

/s/ BALAJI KRISHNAMURTHY	Director	March 11, 2011
Balaji Krishnamurthy

/s/ W. RICHARD MARZ	Director	March 11, 2011
W. Richard Marz

/s/ GERHARD H. PARKER	Director	March 11, 2011
Gerhard H. Parker

/s/ HANS SCHWARZ	Director	March 11, 2011
Hans Schwarz

Schedule II
LATTICE SEMICONDUCTOR CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Write-offs net of recoveries	Balance at end of period
Fiscal year ended January 1, 2011:
Allowance for deferred taxes	$292,683	$—	$(476)	$(20,999)	$271,208
Allowance for doubtful accounts	963	—	—	(97)	866
Allowance for warranty expense	153	—	—	(54)	99
	$293,799	$—	$(476)	$(21,150)	$272,173
Fiscal year ended January 2, 2010:
Allowance for deferred taxes	$292,752	$—	$25	$(94)	$292,683
Allowance for doubtful accounts	1,173	62	—	(272)	963
Allowance for warranty expense	625	56	—	(528)	153
	$294,550	$118	$25	$(894)	$293,799
Fiscal year ended January 3, 2009:
Allowance for deferred taxes	$279,687	$13,132	$(67)	$—	$292,752
Allowance for doubtful accounts	872	303	—	(2)	1,173
Allowance for warranty expense	683	765	—	(823)	625
	$281,242	$14,200	$(67)	$(825)	$294,550

S-1