Form 10-Q
period 2011-04-02
LATTICE SEMICONDUCTOR CORP
filed 2011-05-05
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 2, 2011
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

Large accelerated filer[ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of May 3, 2011                   117,794,541

LATTICE SEMICONDUCTOR CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about: programmable Platform Manager devices being expected to simplify board management design; the growth in popularity of mixed signal PLDs that combine digital and analog features; our plan to introduce new FPGA families; our existing facilities being suitable and adequate for our future needs; the majority of our revenue being through our sell-through distributors; changes to our unrecognized tax benefits and expectations regarding taxes and tax adjustments; our expectations that a significant portion of our revenue will continue to be dependent on the communications end market and the growth of our revenue from this end market; the Asia Pacific market being the primary source of our revenue; the costs and benefits of our restructuring plans; the impact of new accounting pronouncements; our making significant future investments in research and development; and our beliefs concerning the adequacy of our liquidity and ability to meet our operating and capital requirements and obligations.

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, the concentration and growth of our sales in the communications equipment end market, particularly as it relates to the concentration of our sales in the Asia Pacific region, market acceptance and demand for our new products, any disruption of our distribution channels, unexpected charges relating to our restructuring plans, the effect of the downturn in the economy on capital markets and credit markets, the impact of competitive products and pricing, unanticipated taxation requirements, or positions of the IRS, unexpected impacts of recent accounting guidance and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this Report. You should not unduly rely on forward-looking statements because our actual results could differ materially from those expressed in any forward-looking statements made by us. In addition, any forward-looking statement applies only as of the date on which it is made. We do not plan to, and undertake no obligation to, update any forward-looking statements to reflect events or circumstances that occur after the date on which such statements are made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Revenue	$82,615	$70,432
Costs and expenses:
Cost of products sold	33,006	29,264
Research and development	20,140	14,682
Selling, general and administrative	17,170	15,418
Restructuring charges	1,835	82
	72,151	59,446
Income from operations	10,464	10,986
Other income, net	663	302
Income before provision for income taxes	11,127	11,288
Provision for income taxes	208	199
Net income	$10,919	$11,089

Net income per share:
Basic	$0.09	$0.10
Diluted	$0.09	$0.10

Shares used in per share calculations:
Basic	117,996	115,669
Diluted	121,864	116,717

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	April 2, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$182,450	$174,384
Short-term marketable securities	53,219	63,836
Accounts receivable, net	49,904	41,188
Inventories	38,069	37,333
Prepaid expenses and other current assets	8,502	8,648
Total current assets	332,144	325,389
Property and equipment, less accumulated depreciation	40,385	39,322
Long-term marketable securities	7,389	10,232
Other long-term assets	2,534	2,744
Total assets	$382,452	$377,687
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$26,281	$26,994
Accrued payroll obligations	8,260	11,654
Deferred income and allowances on sales to sell-through distributors	15,925	15,692
Total current liabilities	50,466	54,340
Long-term liabilities	3,867	4,625
Total liabilities	54,333	58,965
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 117,881,000 and 117,971,000 shares issued and outstanding, excluding 222,000 and 371,000 shares of treasury stock	1,179	1,179
Paid-in capital	628,711	630,184
Accumulated other comprehensive income	450	499
Accumulated deficit	(302,221)	(313,140)
Total stockholders' equity	328,119	318,722
Total liabilities and stockholders' equity	$382,452	$377,687
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net income	$10,919	$11,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,083	3,508
Gain on sale of marketable securities	(590)	—
Stock-based compensation	1,344	1,195
Changes in assets and liabilities:
Accounts receivable, net	(8,716)	(14,752)
Inventories	(736)	1,245
Prepaid expenses and other current assets	(822)	(510)
Foundry advances (includes advance credits)	—	6,221
Accounts payable and accrued expenses (includes restructuring)	(1,161)	3,985
Accrued payroll obligations	(3,394)	2,868
Deferred income and allowances on sales to sell-through distributors	233	6,575
Other liabilities	(138)	(530)
Net cash provided by operating activities	1,022	20,894
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	27,910	5,152
Purchase of marketable securities	(13,984)	(24,008)
Capital expenditures	(4,065)	(1,954)
Net cash provided by (used in) investing activities	9,861	(20,810)
Cash flows from financing activities:
Net share settlement upon issuance of RSUs	(223)	(96)
Purchase of treasury stock	(4,330)	—
Net proceeds from issuance of common stock	1,736	63
Net cash used in financing activities	(2,817)	(33)
Net increase in cash and cash equivalents	8,066	51
Beginning cash and cash equivalents	174,384	156,069
Ending cash and cash equivalents	$182,450	$156,120
Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on assets measured at fair value, net, included in Accumulated other comprehensive income	$9	$(39)
Distribution of deferred compensation from trust assets	$108	$109
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies:

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared by Lattice Semiconductor Corporation (the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in our opinion include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, auction rate securities, deferred income taxes and liabilities, accrued expenses (including restructuring charges and accrual for bonus arrangements), income taxes, deferred income and allowances on sales to certain sell-through distributors, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from these estimates.

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our first quarter of fiscal 2011 and first quarter of fiscal 2010 ended on April 2, 2011 and April 3, 2010, respectively. All references to quarterly or three months ended financial results are references to the results for the relevant fiscal period.

Cash Equivalents and Marketable Securities

We consider all investments that are readily convertible into cash and have original maturities of three months or less, to be cash equivalents. Cash equivalents consist primarily of highly liquid investments in time deposits or money market accounts and are carried at cost. We account for marketable securities as available for sale with unrealized gains or losses recorded as Accumulated other comprehensive income, unless losses are considered other-than-temporary, in which case, losses are charged to the Condensed Consolidated Statements of Operations.

Concentration Risk

Potential exposure to concentration risk consists primarily of cash and cash equivalents, marketable securities, trade receivables and supply of wafers for our new products. We place our investments primarily through four financial institutions and mitigate the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company's investment policy defines approved credit ratings for investment securities. Investments consisted primarily of money market instruments, “AA” or better corporate notes and bonds, “AA” or better rated U.S. municipal notes, and U.S. government agency obligations. See Note 3 for a discussion of the liquidity attributes of our marketable securities.

Concentration of credit risk with respect to trade receivables is mitigated by a geographically diverse customer base and our credit and collection process. Accounts receivable are recorded at the invoice amount, do not bear interest, and are shown net of allowances for doubtful accounts of $0.9 million at both April 2, 2011 and January 1, 2011. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

We rely on Fujitsu Limited ("Fujitsu") for essentially all wafer purchases for our new products.

Revenue Recognition and Deferred Income

Revenue from sales to customers is recognized upon shipment, or in the case of sales by our sell-through distributors, at the time of reported resale, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer remaining acceptance requirements and no remaining significant obligations. We sell our products directly to end customers or through a network of independent manufacturers' representatives and indirectly through a network of independent sell-in and sell-through distributors. Distributors provide us periodic data regarding the product, price, quantity and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgment to reconcile sell-through distributors' reported inventories to their activities. Any differences between our estimates and actual results could lead to inaccurate reporting of our Revenue, Cost of products sold, Deferred income and allowances on sales to sell-through distributors, and Net income.

At the time of shipment to a sell-through distributor amounts are invoiced at published list price. The final price is set at the time of resale and is determined in accordance with a distributor price agreement. Amounts invoiced are recorded in Accounts receivable, net and inventory is transferred from Inventories to Deferred income and allowances on sales to sell-through distributors. Revenue and cost of products sold to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net income. Our estimate of inventory valued at published list price and held by sell-through distributors with right of return totaled $47.6 million and $50.1 million at April 2, 2011 and January 1, 2011, respectively. Distributor advances totaled $24.7 million and $26.8 million at April 2, 2011 and January 1, 2011, respectively and are recorded in Deferred income and allowances to sell-through distributors. Deferred costs of sales related to inventory held by sell-through distributors totaled $7.0 million and $7.6 million at April 2, 2011 and January 1, 2011, respectively.

We expect the majority of our revenue in fiscal 2011 will be from reported resale from our sell-through distributors. Resale of product by sell-through distributors as a percentage of our total revenue was 62% and 55% for the three months ended April 2, 2011 and April 3, 2010, respectively.

Revenue from software licensing was not material for the periods presented.

New Accounting Pronouncements

There were no new accounting pronouncements during the three months ended April 2, 2011 that are expected to have a material impact on the Company's Condensed Consolidated Financial Statements.

Note 2 - Net Income Per Share:

Net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, restricted stock units (“RSUs”) and employee stock purchase plan ("ESPP") shares.

A reconciliation of basic and diluted Net income per share is presented below (in thousands, except per share data):

	Three Months Ended
	April 2, 2011	April 3, 2010
Basic and diluted Net income	$10,919	$11,089
Shares used in basic Net income per share	117,996	115,669
Dilutive effect of stock options, RSUs and ESPP shares	3,868	1,048
Shares used in diluted Net income per share	121,864	116,717
Basic Net income per share	$0.09	$0.10
Diluted Net income per share	$0.09	$0.10

The computation of diluted net income per share for the first quarter of fiscal 2011, excludes the effects of stock options and RSUs aggregating 3.2 million shares, as they are antidilutive. The computation of diluted net income per share for the first quarter of fiscal 2010, excludes the effects of stock options and RSUs aggregating 5.9 million shares, as they are antidilutive. Stock options, RSUs and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position. Stock options and RSUs that are antidilutive in the first quarter of fiscal 2011 could become dilutive in the future.

Note 3 - Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	April 2, 2011	January 1, 2011
Short-term marketable securities:
Maturities of less than five years	$53,219	$63,836
Long-term marketable securities:
Maturities of more than ten years	7,389	10,232
	$60,608	$74,068
The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	April 2, 2011	January 1, 2011
Short-term marketable securities:
Corporate and government bonds and notes and commercial paper	$53,219	$63,836
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	7,389	10,232
	$60,608	$74,068

The following table summarizes the composition of our auction rate securities (in thousands):

	April 2, 2011			January 1, 2011
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$8,300	$7,389	AAA	$11,600	$10,232	AAA
	$8,300	$7,389		$11,600	$10,232

On March 29, 2011, the Company sold student loan auction rate securities, with a par value of $3.3 million and fair value of $2.8 million for $3.3 million, reported a gain of $0.6 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive income, in the first quarter of fiscal 2011. At April 2, 2011, due to continued multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company are classified as Long-term marketable securities. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program. The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available.

Note 4 - Fair Value of Financial Instruments:

	Fair value measurements as of April 2, 2011
	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$53,219	$53,219	$—	$—
Long-term marketable securities	7,389	—	—	7,389
	$60,608	$53,219	$—	$7,389

We invest in various financial instruments including corporate and government bonds and notes, commercial paper and auction rate securities. The Company carries these instruments at their fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures" ("ASC 820"). The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our auction rate securities are classified as Level 3 instruments. Management uses a combination of the market and income approach to derive the fair value of auction rate securities, which includes third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity. Our Level 3 instruments are classified as Long-term marketable securities on our Condensed Consolidated Balance Sheet.

During the three months ended April 2, 2011 and April 3, 2010, the following changes occurred in our Level 3 instruments (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Beginning fair value of Long-term marketable securities	$10,232	$12,939
Fair value of securities sold or redeemed	(2,843)	(117)
Ending fair value of Long-term marketable securities	$7,389	$12,822

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized gain of less than $0.1 million during the three months ended April 2, 2011 on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive income. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income. In addition, during the three months ended April 2, 2011, the Company realized a gain of $0.6 million related to the sale of a portion of its Long-term marketable securities portfolio. If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive income or the previously reported other-than-temporary impairment charge.

Note 5 - Inventories (in thousands):

	April 2, 2011	January 1, 2011
Work in progress	$27,638	$25,516
Finished goods	10,431	11,817
	$38,069	$37,333

Note 6 - Changes in Stockholders' Equity and Comprehensive Income (in thousands):

	Common stock	Paid-in capital	Treasury stock	Accumu- lated deficit	Accumu- lated other compre- hensive income	Total
Balances, January 1, 2011	$1,179	$630,184	$—	$(313,140)	$499	$318,722
Net income for the quarter ended April 2, 2011	—	—	—	10,919	—	10,919
Unrealized gain, net, related to marketable securities	—	—	—	—	9	9
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	(133)	(133)
Translation adjustments	—	—	—	—	75	75
Comprehensive income	—	—	—	—	—	10,870
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of taxes)	7	1,506	—	—	—	1,513
Stock repurchase	(7)	—	(4,323)	—	—	(4,330)
Retirement of repurchased stock	—	(4,323)	4,323	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	1,344	—	—	—	1,344
Balances, April 2, 2011	$1,179	$628,711	$—	$(302,221)	$450	$328,119

On October 21, 2010, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. In connection with this stock repurchase program, the Company entered into a 10b5-1 plan. During the first quarter of fiscal 2011, approximately 700,000 shares were repurchased for $4.3 million. During fiscal 2010, approximately 371,000 shares were repurchased for $2.0 million. All shares repurchased under this program were retired by April 2011. All repurchases have and will be open market transactions and funded from available working capital. The number of shares that will be repurchased in the future will depend on market conditions, including the price of the common stock.

Note 7 - Income Taxes:

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2001. We have federal net operating loss carryforwards that expire at various dates between 2023 and 2029. We have state net operating loss carryforwards that expire at various dates from 2011 through 2029. We also have federal and state credit carryforwards, some of which do not expire, with the remainder expiring at various dates from 2011 through 2031. We have provided a valuation allowance equal to our net federal and state deferred tax assets as we have not met the more-likely-than-not realization threshold for deferred tax asset recognition. We evaluate both positive and negative evidence to determine if some or all of our deferred tax assets should be recognized on a quarterly basis. In future periods, if we determine that we are more-likely-than-not to realize some or all of our deferred tax assets, we will recognize a deferred tax asset and a benefit in the period in which such determination is made. As of April 2, 2011, the net deferred tax asset relates to foreign jurisdictions where we have concluded it is more-likely-than-not that we will realize the net deferred tax assets in future periods.

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

We are not currently under examination in any state, local or foreign jurisdictions. A 2008 Taiwan exam has been settled with no material adjustments.

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

Note 8 - Restructuring:

During 2011, the Company's Board of Directors adopted a restructuring plan to more efficiently implement the Company's product development strategy and to better align the Company's corporate strategy with the Company's sales resources (the “2011 restructuring plan”). In connection with the 2011 restructuring plan, the Company will reduce and refocus its headcount at certain of its research and development facilities, including Pennsylvania and Shanghai, China. The 2011 restructuring plan will be substantially implemented during 2011, with a total projected restructuring charge of approximately $3.0 million to $6.0 million through fiscal 2012, of which $2.7 million was recorded in the first quarter of fiscal 2011.

During fiscal 2009, we initiated a restructuring plan ("2009 restructuring plan") to lower operating expenses primarily by reducing headcount, reducing occupancy in certain leased facilities and to transfer inventory management, order fulfillment, and direct sales logistics from our headquarters in Oregon to a third party contractor in Singapore. In addition, the Company established an operations center in Singapore to transfer some of its supply chain activities from the Company’s headquarters in Oregon. As part of the 2011 restructuring plan we updated our estimate of the remaining severance and lease loss reserve for the 2009 restructuring plan. This resulted in a credit to restructuring charge of $0.8 million, primarily for re-occupying certain leased facilities.

At April 2, 2011, the Condensed Consolidated Balance Sheet included an accrual of $2.5 million primarily related to severance and related expenses under the provisions of the 2011 restructuring plan. In addition, the Condensed Consolidated Balance Sheet included an accrual of $0.3 million related to operating lease commitments under the provisions of the restructuring plan we initiated in 2005.

The following table displays the activity related to all restructuring plans described above (in thousands):

	Balance at January 1, 2011	Charged to expense during three months ended April 2, 2011	Paid or settled	Adjustments to reserve	Balance at April 2, 2011
2011 restructuring plan:
Severance and related costs	$—	$2,494	$(74)	$—	$2,420
Other	—	157	(74)	—	83
Total 2011 restructuring plan	—	2,651	(148)	—	2,503

Pre-2011 restructuring plans:
Severance and related costs	175	—	—	(175)	—
Lease loss reserve and other	1,027	6	(134)	(647)	252
Total restructuring plans	$1,202	$2,657	$(282)	$(822)	$2,755

Total Restructuring charges included in our Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Severance and related costs	$2,319	$67
Lease loss reserve and other	(484)	15
Total Restructuring charges	$1,835	$82

We cannot be certain as to the actual amount of any remaining restructuring charges, changes in original estimates or the timing of their recognition for financial reporting purposes.

Note 9 - Stock-Based Compensation:

Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Line item:
Cost of products sold	$58	$75
Research and development	600	449
Selling, general and administrative	634	671
Restructuring charges	52	—
	$1,344	$1,195

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

On April 30, 2010, Stragent, LLC (“Stragent”), a non-practicing entity, and its alleged assignee Seesaw Foundation (“Seesaw”), filed a patent infringement lawsuit against the Company and Freescale Semiconductor, Inc. in the U.S. District Court for the Eastern District of Texas, Tyler Division, seeking unspecified damages. On April 29, 2011, the Company and Stragent entered into an agreement resolving the litigation.

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

Note 11 - Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area based on ship-to location was as follows (dollars in thousands):

	Three Months Ended
	April 2, 2011		April 3, 2010
United States:	$13,685	17%	$9,022	13%
Export revenue:
Asia Pacific (primarily China and Taiwan)	43,652	53	38,093	54
Europe	17,581	21	12,482	18
Japan	6,437	8	9,043	13
Other Americas	1,260	1	1,792	2
Total export revenue	68,930	83	61,410	87
Total revenue	$82,615	100%	$70,432	100%

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the three months ended April 2, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, auction rate securities, deferred income taxes and liabilities, accrued liabilities (including restructuring charges and accrual for bonus arrangements), income taxes, deferred income and allowances on sales to certain sell-through distributors, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

New Accounting Pronouncements

There were no new accounting pronouncements during the three months ended April 2, 2011 that are expected to have a material impact on the Company's Condensed Consolidated Financial Statements.

Results of Operations

Revenue

Key elements of our Condensed Consolidated Statements of Operations (dollars in thousands) were as follows:

	Three Months Ended
	April 2, 2011		April 3, 2010
Revenue	$82,615	100.0%	$70,432	100.0%

Gross margin	49,609	60.0	41,168	58.5
Research and development	20,140	24.4	14,682	20.9
Selling, general and administrative	17,170	20.8	15,418	21.9
Restructuring charges	1,835	2.2	82	0.1
Income from operations	$10,464	12.7%	$10,986	15.6%

Revenue for the three months ended April 2, 2011 increased to $82.6 million, compared to $70.4 million for the three months ended April 3, 2010. Revenue growth was strong primarily in the Industrial and other, and secondarily in the Consumer, end markets. We expect future near-term revenue for the Communications end market to grow faster than other end markets.

Revenue by Product Line

FPGA and PLD revenue increased in the first quarter of fiscal 2011 when compared to the first quarter of fiscal 2010. There was a 38% increase in FPGA units sold in the first quarter of fiscal 2011 when compared to the first quarter of fiscal 2010, driven primarily by an increase in demand for our New products across all end markets. PLD revenue also increased across all product classifications (except for two of our mainstream product families) in the first quarter of fiscal 2011 when compared to the first quarter of fiscal 2010, due primarily to an increase in units sold.

The composition of our revenue by product line for the first quarter of fiscal 2011 and 2010 was as follows (dollars in thousands):

	Three Months Ended
	April 2, 2011		April 3, 2010
FPGA	$31,179	38%	$23,371	33%
PLD	51,436	62	47,061	67
Total revenue	$82,615	100%	$70,432	100%

Revenue by End Market

Revenue from the Industrial and other end market and the Consumer end market increased 67% and 28%, respectively, when the quarter ended April 2, 2011 is compared to the quarter ended April 3, 2010. By contrast, revenue in the Communications end market was about flat over this same quarterly comparison and accounted for approximately 44% and 52% of our total revenue for the quarter ended April 2, 2011 and April 3, 2010, respectively. This is primarily due to strength in the wireless segment of the Communications end market. We expect that a significant portion of our revenue will continue to be dependent on the health of the Communications end market.

The composition of our revenue by end market for the first quarter of fiscal 2011 and 2010 was as follows (dollars in thousands):

	Three Months Ended
	April 2, 2011		April 3, 2010
Communications	$36,331	44%	$36,404	52%
Industrial and other	25,778	31	15,427	22
Computing	10,611	13	10,859	15
Consumer	9,895	12	7,742	11
Total revenue	$82,615	100%	$70,432	100%

Revenue by Product Classification

Revenue for New products increased 31% for the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010. New product revenue increased primarily due to an increase in unit sales and an increase in average selling price. Revenue for Mainstream products increased 7% for the first quarter of fiscal 2011 compared to the first quarter and of fiscal 2010. Mainstream product revenue increased due to an increase in average selling price partially offset by a decrease in unit sales. The increase in average selling price for New and Mainstream products resulted from changes in product mix and end customer mix. Mature product revenue increased 10% for the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010. Mature product revenue increased primarily due to an increase in units sold partially offset by a decrease in average selling price.

The composition of our revenue by product classification for the first quarter of fiscal 2011 and 2010 was as follows (dollars in thousands):

	Three Months Ended
	April 2, 2011		April 3, 2010
New *	$36,739	44%	$28,006	40%
Mainstream *	26,304	32	24,658	35
Mature *	19,572	24	17,768	25
Total revenue	$82,615	100%	$70,432	100%

* Product Classifications:

New:	LatticeECP3, LatticeXP2, LatticeECP2/M, MachXO, Power Manager II, ispClockA/D/S, ispMACH 4000ZE
Mainstream:	ispXPLD, ispGDX2, ispMACH 4000/Z, ispXPGA, LatticeSC, LatticeECP, LatticeXP, ispClock, Power Manager I, Software and IP
Mature:	FPSC, ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-volt CPLDs, GDX/V, ispMACH 4/LV, all SPLDs
* Product categories are modified as appropriate relative to our portfolio of products and the generation within each major product family. New products consist of our latest generation of products, while Mainstream and Mature are older or based on unique late stage customer-based production needs. Generally, product categories are adjusted every two to three years, at which time prior periods are reclassified to conform to the new categorization. No adjustments were made in the first quarter of fiscal 2011.

Revenue by Geography

Domestic revenue increased to 17% of total revenue for the first quarter of fiscal 2011 from 13% when compared to the first quarter of fiscal 2010. Export revenue as a percentage of total revenue was 83% for the first quarter of fiscal 2011, compared to 87% for the first quarter fiscal 2010. Export revenue as a percentage of overall revenue decreased primarily due to lower revenue reported in the Japan market across all product families. We believe the export market to the Asia Pacific region will remain the primary source of our revenue due to more favorable business conditions and a continuing trend towards outsourcing of manufacturing by North American and European customers to the Asia Pacific region.

The composition of our revenue by geography, based on ship-to location, is as follows (dollars in thousands):

	Three Months Ended
	April 2, 2011		April 3, 2010
United States:	$13,685	17%	$9,022	13%
Export revenue:
Asia Pacific (primarily China and Taiwan)	43,652	53	38,093	54
Europe	17,581	21	12,482	18
Japan	6,437	8	9,043	13
Other Americas	1,260	1	1,792	2
Total export revenue	68,930	83	61,410	87
Total revenue	$82,615	100%	$70,432	100%

Gross Margin and Operating Expenses

Our gross margin percentage was 60.0% in the first quarter of fiscal 2011, compared to 58.5% in the first quarter of fiscal 2010. The increase in gross margin percentage during 2011 compared to 2010 was primarily attributed to higher production volume during the first three months of fiscal 2011 when compared to fixed overhead costs charged to Cost of products sold. Additionally, gross margin increased because revenue from the Industrial and other end market, which typically has higher gross margins than revenue shipped to all other end markets, increased during the first quarter of fiscal 2011.

Research and development expense was $20.1 million in the first quarter of fiscal 2011, compared to $14.7 million in the first quarter of fiscal 2010. Research and development expenses consist primarily of personnel, masks, engineering wafers, third-party design automation software, test equipment and tooling depreciation, and qualification expenses. The increase in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was primarily a result of an increase in engineering mask and wafer costs and an increase in labor costs. We believe that a continued commitment to research and development is essential to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 65nm, mask and engineering wafer costs are becoming increasingly more expensive and will therefore represent a greater proportion of total research and development expenses.

Selling, general and administrative expense was $17.2 million for the first quarter of fiscal 2011, compared to $15.4 million in the first quarter of fiscal 2010. This increase in fiscal 2011 compared to fiscal 2010 was a result of an increase in labor related costs, sales commission costs, legal costs in connection with defense of patent infringement claims and marketing related costs.

During 2011, the Company's Board of Directors adopted a restructuring plan to more efficiently implement the Company's product development strategy and to better align the Company's corporate strategy with the Company's sales resources (the “2011 restructuring plan”). In connection with the 2011 restructuring plan, the Company will reduce and refocus its headcount at certain of its research and development facilities, including Pennsylvania and Shanghai, China. The 2011 restructuring plan will be substantially implemented during 2011, with a total projected restructuring charge of approximately $3.0 million to $6.0 million through fiscal 2012, of which $2.7 million was recorded in the first quarter of fiscal 2011.

The Company also implemented restructuring plans during the fiscal years 2009 ("2009 restructuring plan") and 2005. In connection with the 2009 restructuring plan, a credit of $0.8 million was recorded in the first quarter of fiscal 2011, primarily due to a change in original estimates of lease and severance and related costs. The first quarter of fiscal 2010 includes restructuring charges of $0.1 million primarily resulting from severance costs under the 2009 restructuring plan.

Other income, net

The following table summarizes the activity in Other income, net (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Interest income	$299	$247
Gain related to sale of auction rate securities	590	30
(Loss) gain on foreign exchange transactions and other, net	(226)	25
Total	$663	$302

The increase in Other income, net in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 resulted from a gain from the sale of Long-term marketable securities. Interest income was flat in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 as a result of lower interest rates offset by higher invested balances.

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

Liquidity and Capital Resources

Financial Condition Sources and Uses of Cash (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Net cash provided by operating activities	$1,022	$20,894
Net cash provided by (used in) investing activities	9,861	(20,810)
Net cash used in financing activities	(2,817)	(33)
Net increase in cash and cash equivalents	$8,066	$51

Operating Activities

Net cash provided by operating activities was $1.0 million in the first three months of fiscal 2011, compared to $20.9 million in the first three months of fiscal 2010, as a result of the decrease in Current portion of foundry advances of $6.2 million in first quarter of fiscal 2010 and no such decrease in 2011. In addition, Deferred income and allowances on sales to sell-through distributors increased by $6.6 million in the first quarter of fiscal 2010 with no material change in the first fiscal quarter of 2011. Finally, net cash was provided by an increase in Accounts payable and accrued expenses and Accrued payroll obligations in the first quarter of fiscal 2010 of $6.9 million, whereas net cash was used in Accounts payable and accrued expenses and Accrued payroll obligations in the first quarter of fiscal 2011 of $4.6 million.

Investing Activities

Net cash provided by (used in) investing activities increased by $30.7 million in the first three months of fiscal 2011, compared to the first three months of fiscal 2010 as sales of Short-term marketable securities and Long-term marketable securities exceeded purchases of Short-term marketable securities in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010. The sale of Long-term marketable securities consisted of student loan auction rate securities with a par value of $3.3 million and fair value of $2.8 million for a gain of $0.6 million in the first quarter of fiscal 2011. Also, Capital expenditures increased from $2.0 million in the first quarter of fiscal 2010, to $4.1 million in first quarter of fiscal 2011.

Financing Activities

Net cash used in financing activities increased by $2.8 million for the first three months of fiscal 2011 compared to the first three months of fiscal 2010 due to the purchase of Treasury stock in the amount of $4.3 million in the first quarter of fiscal 2011 while no such purchases took place in the first quarter of fiscal 2010. This was partially offset by an increase in Net proceeds from issuance of common stock from less than $0.1 million in the first quarter of fiscal 2010, to $1.7 million in the first quarter of fiscal 2011.

Liquidity

As of April 2, 2011, our principal source of liquidity was $235.7 million of Cash and cash equivalents and Short-term marketable securities, which were approximately $2.5 million less than the balance of $238.2 million at January 1, 2011. Working capital increased to $281.7 million at April 2, 2011 from $271.0 million at January 1, 2011.

We believe that our existing liquid resources and cash expected to be generated from future operations will be adequate to meet our operating, capital requirements and obligations for at least the next twelve months.

At April 2, 2011 and January 1, 2011, the Company held auction rate securities with a par value of $8.3 million and $11.6 million, respectively. On March 29, 2011, the Company sold student loan auction rate securities, with a par value of $3.3 million and fair value of $2.8 million for $3.3 million, reported a gain of $0.6 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive income. The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available. At April 2, 2011, due to continued multiple failed auctions and a determination of illiquidity, the fair value of auction rate securities held by the Company and classified as Long-term marketable securities was $7.4 million. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized gain of less than $0.1 million during the three months ended April 2, 2011 on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive income. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income. In addition, during the three months ended April 2, 2011, the Company realized a gain of $0.6 million related to the sale of a portion of its Long-term marketable securities portfolio.

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

On October 21, 2010, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. In connection with this stock repurchase program, the Company entered into a 10b5-1 plan. During the first quarter of fiscal 2011, approximately 700,000 shares were repurchased for $4.3 million. During fiscal 2010, approximately 371,000 shares were repurchased for $2.0 million. All shares repurchased under this program were retired by April 2011. All repurchases have and will be open market transactions and funded from available working capital. The number of shares that will be repurchased in the future will depend on market conditions, including the price of the common stock.

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

Contractual Obligations

There have been no significant changes to the Company's contractual obligations outside of the ordinary course of business in the first three months of fiscal 2011 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended January 1, 2011.

Off-Balance Sheet Arrangements

As of April 2, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Market Risks

At April 2, 2011 and January 1, 2011, we held auction rate securities with a par value of $8.3 million and $11.6 million, respectively. At April 2, 2011, the auction rate securities held by us had an estimated fair value of $7.4 million. At January 1, 2011, the auction rate securities had an estimated fair value of $10.2 million. Our investments in auction rate securities are subject to interest rate and market risk.

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

Except for the above, there have been no material changes to the quantitative and qualitative disclosures about market risk reported in our Annual Report on Form 10-K for the year ended January 1, 2011.

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

ITEM 1A.     RISK FACTORS

The risk factors included herein include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended January 1, 2011. The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

Historically the majority of our revenue (approximately 44% of the first quarter of fiscal 2011 revenue) is derived from customers participating in the communications equipment end market. In addition, during fiscal year 2009, the Company participated in the China 3G telecommunications network build-out by selling products used by two large telecommunication equipment providers (one of which was supported through distribution), which accounted for a combined 19% of our aggregate revenue. This is primarily due to strength in the wireless segment of the communications end market. For the 2010 fiscal year, the same two large telecommunication equipment providers accounted for a combined 12% of revenue. In the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. In addition, telecommunication equipment providers are building networks for 4G networks in which we compete. Any deterioration in the communication end market, our ability to compete for new solutions in future telecommunications solutions (e.g. 4G networks) or reduction in capital spending to support this end market could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations.

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

We also have experienced, and may experience in the future, gross margin declines in certain products or end-markets, reflecting the effect of competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production lines, costs associated with our customers unplanned demand to build inventory, and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that, as a result of competitive pricing pressures or other factors, we are unable to pass on to our customers.

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

Our primary sell-through distributors, Arrow Electronics, Inc., including Nu Horizons Electronics Corp., (a wholly owned subsidiary of Arrow Electronics, Inc. USA), Avnet, Inc., and Weikeng (International and Industrial) Co. LTD made up 49%, 34% and 28% of total revenue for fiscal years 2010, 2009 and 2008, respectively. At times, our sales are concentrated in a small number of distributors, which are in various international locations and of various financial strength. Financial difficulties, inability to access capital markets, or other reasons, may affect our distributors’ performance, which could materially harm our business and our operating results. Additionally, any reduction in sales efforts, failure to provide good customer service or any other failure to perform by our distributors as expected, could materially reduce our future sales and adversely affect our operating results.

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

Companies in the semiconductor industry vigorously pursue and defend their intellectual property rights. We may be forced to pursue legal action to protect or enforce our intellectual property rights. If we become involved in protracted intellectual property disputes or litigation, we may be forced to use substantial financial and management resources, which could have an adverse affect on our operating results.

We face a number of patent infringement claims and may be subject to other intellectual property disputes, which could require us to spend a significant sum to defend and could cause losses.

Our industry is characterized by frequent claims regarding patents and other intellectual property rights of others. We have been, and from time to time expect to be, notified of claims that we are infringing upon the intellectual property rights of others. For instance, we are exposed to certain asserted and unasserted potential claims, including the pending patent litigation brought against us by Lizy K. John, SeeSaw, Intellitech and Intellectual Ventures I LLC and Intellectual Ventures II LLC, as described in Item 1. Legal Proceedings, above. If any third party makes a valid claim against us, we could face significant liability and could be required to make material changes to our products and processes. In response to any claims of infringement, there can be no assurance that we would be able to successfully defend against the claims. Any such litigation could result in a substantial diversion of our efforts and the use of substantial management and financial resources, which by itself could have a material adverse effect on our financial condition and operating results. We may seek licenses under patents that we are alleged to be infringing; however, we may not be able to obtain a license on favorable terms, or at all, which could have an adverse effect on our operating results.

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

On October 12, 2010, the Company's Board of Directors announced the appointment of Darin G. Billerbeck as the Company's President and Chief Executive Officer, effective November 8, 2010. We may experience disruption in our business activities as we transition to a new chief executive officer, and our relationships with employees, customers and suppliers could be adversely affected by these disruptions. In addition, our competitors may seek to use this transition and the related potential disruptions to gain a competitive advantage over us. Our future operating results depend substantially upon the continued service of our key personnel, our ability to attract and retain qualified management personnel and the successful execution of the 2011 restructuring plan adopted to more efficiently implement the Company's product development strategy and to better align its corporate strategy with its sales resources. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

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

The Company converted to a new enterprise-wide financial reporting ("ERP") system to improve processes, enhance the access and timeliness of critical business information and strengthen controls throughout the Company. We converted to this new system in October 2010. Many companies have experienced operating or reporting disruptions when converting to a new ERP system or integrating the new ERP system with legacy systems, including limitations on a company’s ability to deliver and bill for customer shipments, maintain current and complete books and records, maintain an effective internal control environment and meet external reporting deadlines. While we have not yet experienced any significant disruptions to our business, we may encounter some unexpected aspects of the conversion that cause difficulty in the new reporting system which could adversely affect the Company’s business, results of operations and cash flows.

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

ITEM 2.     ISSUER PURCHASES OF EQUITY SECURITIES
(c).

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Month #1
January 2, 2011 through January 29, 2011	264,000	$5.94	264,000	$16,460,000
Month #2
January 30, 2011 through February 26, 2011	148,247	$6.31	148,247	$15,525,000
Month #3
February 27, 2011 through April 2, 2011	296,550	$6.16	296,550	$13,699,000
Total	708,797	$6.11	708,797	$13,699,000

On October 21, 2010, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. In connection with this stock repurchase program, the Company entered into a 10b5-1 plan. During the first quarter of fiscal 2011, approximately 700,000 shares were repurchased for $4.3 million. All shares repurchased under this program were retired by April 2011. All repurchases have and will be open market transactions and funded from available working capital. The number of shares that will be repurchased in the future will depend on market conditions, including the price of the common stock.

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

10.69*	Lattice Semiconductor Corporation 2010 Cash Incentive Compensation Plan (Incorporated by reference to Exhibit 10.69 filed with the Company's Annual Report on Form 10-K filed on March 10, 2010.

10.70*	Employment Agreement between Lattice Semiconductor Corporation and Darin G. Billerbeck dated as of November 8, 2010.

10.71*	Employment Agreement between Lattice Semiconductor Corporation and Joe Bedewi dated as of April 11, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

/s/ JOE BEDEWI
Joe Bedewi
Corporate Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)

Date: May 5, 2011