Form 10-Q
period 2011-07-02
LATTICE SEMICONDUCTOR CORP
filed 2011-08-05
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 2, 2011
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period as the registrant was required to submit and post such files).   Yes [X] No  [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer[ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of August 4, 2011                   118,280,899

LATTICE SEMICONDUCTOR CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about: programmable Platform Manager devices being expected to simplify board management design; the growth in popularity of mixed signal PLDs that combine digital and analog features; our plan to introduce new FPGA families; our existing facilities being suitable and adequate for our future needs; the majority of our revenue being through our sell-through distributors; changes to our unrecognized tax benefits and expectations regarding taxes and tax adjustments; our expectations that a significant portion of our revenue will continue to be dependent on the communications end market and the growth of our revenue from this end market; the Asia Pacific market being the primary source of our revenue; our ability to continue to serve our customers after the termination of our relationship with Avnet; the benefits of our purchase of APAC IC; our plans to sell our auction rate securities; the costs and benefits of our restructuring plans; the impact of new accounting pronouncements; our making significant future investments in research and development; and our beliefs concerning the adequacy of our liquidity and ability to meet our operating and capital requirements and obligations.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Revenue	$83,861	$77,119	$166,476	$147,551
Costs and expenses:
Cost of products sold	33,190	29,889	66,196	59,153
Research and development	18,631	15,158	38,771	29,840
Selling, general and administrative	17,738	16,385	34,908	31,803
Restructuring charges	1,387	(120)	3,222	(38)
	70,946	61,312	143,097	120,758
Income from operations	12,915	15,807	23,379	26,793
Other income, net	268	945	931	1,247
Income before provision for income taxes	13,183	16,752	24,310	28,040
Provision for income taxes	152	16	360	215
Net income	$13,031	$16,736	$23,950	$27,825

Net income per share:
Basic	$0.11	$0.14	$0.20	$0.24
Diluted	$0.11	$0.14	$0.20	$0.23

Shares used in per share calculations:
Basic	118,047	116,101	118,021	115,873
Diluted	121,468	120,270	121,695	118,727

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	July 2, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$191,035	$174,384
Short-term marketable securities	56,502	63,836
Accounts receivable, net	56,373	41,188
Inventories	35,069	37,333
Prepaid expenses and other current assets	8,424	8,648
Total current assets	347,403	325,389
Property and equipment, less accumulated depreciation	40,459	39,322
Long-term marketable securities	7,389	10,232
Other long-term assets	6,255	2,744
Total assets	$401,506	$377,687
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$27,777	$26,994
Accrued payroll obligations	8,293	11,654
Deferred income and allowances on sales to sell-through distributors	16,581	15,692
Total current liabilities	52,651	54,340
Long-term liabilities	7,496	4,625
Total liabilities	60,147	58,965
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 118,123,000 and 117,971,000 shares issued and outstanding, excluding 371,000 shares of treasury stock at January 1, 2011	1,181	1,179
Paid-in capital	629,064	630,184
Accumulated other comprehensive income	304	499
Accumulated deficit	(289,190)	(313,140)
Total stockholders' equity	341,359	318,722
Total liabilities and stockholders' equity	$401,506	$377,687
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net income	$23,950	$27,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,509	6,968
Gain on sale or maturity of marketable securities, net	(454)	(55)
Gain on sale of land	—	(720)
Stock-based compensation	3,081	2,472
Changes in assets and liabilities:
Accounts receivable, net	(15,185)	(13,742)
Inventories	2,264	(903)
Prepaid expenses and other assets	(5,824)	(3,076)
Foundry advances (includes advance credits)	—	10,772
Accounts payable and accrued expenses (includes restructuring)	335	6,593
Accrued payroll obligations	(3,361)	4,148
Deferred income and allowances on sales to sell-through distributors	889	7,943
Other liabilities	3,463	712
Net cash provided by operating activities	17,667	48,937
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	51,313	15,394
Purchase of marketable securities	(40,823)	(54,053)
Proceeds from sale of excess real estate	—	871
Capital expenditures	(7,307)	(4,732)
Net cash provided by (used in) investing activities	3,183	(42,520)
Cash flows from financing activities:
Net share settlement upon issuance of RSUs	(435)	(218)
Purchase of treasury stock	(7,977)	—
Net proceeds from issuance of common stock	4,213	2,341
Net cash (used in) provided by financing activities	(4,199)	2,123
Net increase in cash and cash equivalents	16,651	8,540
Beginning cash and cash equivalents	174,384	156,069
Ending cash and cash equivalents	$191,035	$164,609
Supplemental disclosures of non-cash investing and financing activities:
Unrealized loss on assets measured at fair value, net, included in Accumulated other comprehensive income	$(7)	$(17)
Distribution of deferred compensation from trust assets	$212	$169
Retirement of treasury stock	$(7,964)	$(326)
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, auction rate securities, deferred income taxes and liabilities, accrued expenses (including restructuring charges and accrual for bonus arrangements), income taxes, deferred income and allowances on sales to certain sell-through distributors, forward exchange contracts, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from these estimates.

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our second quarter of fiscal 2011 and second quarter of fiscal 2010 ended on July 2, 2011 and July 3, 2010, respectively. All references to quarterly or three and six months ended financial results are references to the results for the relevant fiscal period.

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

Derivative Financial Instruments

We have international subsidiary and branch operations. A portion of our silicon wafer and other purchases are denominated in Japanese yen and we bill our Japanese customers in yen. We mitigate the resulting foreign currency exchange rate exposure by entering into foreign currency forward exchange contracts for Japanese yen.  Although such hedges mitigate our foreign currency exchange rate exposure from an economic perspective they were not designated as "effective" hedges for accounting purposes and are adjusted to fair value through Net income. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Concentration Risk

Potential exposure to concentration risk consists primarily of cash and cash equivalents, marketable securities, trade receivables and supply of wafers for our new products. We place our investments primarily through four financial institutions and mitigate the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company's investment policy defines approved credit ratings for investment securities. Investments consisted primarily of money market instruments, “AA” or better corporate notes and bonds, “AA” or better rated U.S. municipal notes, and U.S. government agency obligations. See Note 5 for a discussion of the liquidity attributes of our marketable securities.

Concentration of credit risk with respect to trade receivables is mitigated by a diverse customer base and our credit and collection process. Accounts receivable are recorded at the invoice amount, do not bear interest, and are shown net of allowances for doubtful accounts of $0.9 million at both July 2, 2011 and January 1, 2011. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

We rely on Fujitsu Limited ("Fujitsu") for essentially all wafer purchases for our new products.

Revenue Recognition and Deferred Income

Revenue from sales to customers is recognized upon shipment, or in the case of sales by our sell-through distributors, at the time of reported resale, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no remaining customer acceptance requirements and no remaining significant obligations. We sell our products directly to end customers or through a network of independent manufacturers' representatives and indirectly through a network of independent sell-in and sell-through distributors. Distributors provide us periodic data regarding the product, price, quantity and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgment to reconcile sell-through distributors' reported inventories to their activities. Any differences between our estimates and actual results could lead to inaccurate reporting of our Revenue, Cost of products sold, Deferred income and allowances on sales to sell-through distributors, and Net income.

At the time of shipment to a sell-through distributor amounts are invoiced at published list price. The final price is set at the time of resale and is determined in accordance with a distributor price agreement. Amounts invoiced are recorded in Accounts receivable, net and inventory is transferred from Inventories to Deferred income and allowances on sales to sell-through distributors. Revenue and cost of products sold to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net income. Our estimate of inventory valued at published list price and held by sell-through distributors with right of return totaled $48.5 million and $50.1 million at July 2, 2011 and January 1, 2011, respectively. Distributor advances totaled $24.7 million and $26.8 million at July 2, 2011 and January 1, 2011, respectively, and are recorded in Deferred income and allowances to sell-through distributors. Deferred costs of sales related to inventory held by sell-through distributors totaled $7.3 million and $7.6 million at July 2, 2011 and January 1, 2011, respectively.

We expect the majority of our revenue in fiscal 2011 will be from reported resale from our sell-through distributors. Resale of product by sell-through distributors as a percentage of our total revenue was 57% and 60% for the three and six months ended July 2, 2011, respectively, and 57% and 56% for the three and six months ended July 3, 2010, respectively.

Revenue from software licensing was not material for the periods presented.

Note 2 - New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012. We are currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income.

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. We are in the process of evaluating the financial and disclosure impact of this guidance. We do not anticipate a material impact on our Consolidated Financial Statements as a result of the adoption of this amended guidance.

Note 3 - Net Income Per Share:

Net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, restricted stock units (“RSUs”) and employee stock purchase plan ("ESPP") shares.

A reconciliation of basic and diluted Net income per share is presented below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$13,031	$16,736	$23,950	$27,825
Shares used in basic Net income per share	118,047	116,101	118,021	115,873
Dilutive effect of stock options, RSUs and ESPP shares	3,421	4,169	3,674	2,854
Shares used in diluted Net income per share	121,468	120,270	121,695	118,727
Basic Net income per share	$0.11	$0.14	$0.20	$0.24
Diluted Net income per share	$0.11	$0.14	$0.20	$0.23

The computation of Diluted Net income per share for the three and six months ended July 2, 2011, excludes the effects of stock options and RSUs aggregating 4.0 million and 3.6 million shares, respectively, as they are antidilutive. The computation of diluted net income per share for the three and six months ended July 3, 2010, excludes the effects of stock options and RSUs aggregating 1.8 million and 3.0 million shares, respectively, as they are antidilutive. Stock options, RSUs and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position. Stock options and RSUs that are antidilutive in the second quarter of fiscal 2011 could become dilutive in the future.

Note 4 - Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	July 2, 2011	January 1, 2011
Short-term marketable securities:
Maturities of less than five years	$56,502	$63,836
Long-term marketable securities:
Maturities of more than ten years	7,389	10,232
Total marketable securities	$63,891	$74,068

The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	July 2, 2011	January 1, 2011
Short-term marketable securities:
Corporate and government bonds and notes and commercial paper	$56,502	$63,836
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	7,389	10,232
Total marketable securities	$63,891	$74,068

The following table summarizes the composition of our auction rate securities (in thousands):

	July 2, 2011			January 1, 2011
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$8,300	$7,389	AAA	$11,600	$10,232	AAA
Total auction rate securities	$8,300	$7,389		$11,600	$10,232

On March 29, 2011, the Company sold student loan auction rate securities, with a par value of $3.3 million and an estimated fair value of $2.8 million, for $3.3 million, reported a gain of $0.6 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive income, in the first quarter of fiscal 2011. At July 2, 2011, due to continued multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company are classified as Long-term marketable securities. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program ("FFELP"). The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available.

Note 5 - Fair Value of Financial Instruments:

	Fair value measurements as of July 2, 2011
	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$56,502	$56,502	$—	$—
Long-term marketable securities	7,389	—	—	7,389
Foreign currency forward exchange contracts	10	—	10	—
Total fair value of financial instruments	$63,901	$56,502	$10	$7,389

We invest in various financial instruments including corporate and government bonds and notes, commercial paper and auction rate securities. In addition, we enter into foreign currency forward exchange contracts to mitigate our foreign currency exchange rate exposure. The Company carries these instruments at their fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures" ("ASC 820"). The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Level 2 instruments include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices for identical instruments in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 instruments include foreign currency forward exchange contracts.

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our auction rate securities are classified as Level 3 instruments. Management uses a combination of the market and the income approach to derive the fair value of auction rate securities, which includes third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity. Our Level 3 instruments are classified as Long-term marketable securities on our Condensed Consolidated Balance Sheet.

During the six months ended July 2, 2011 and July 3, 2010, the following changes occurred in our Level 3 instruments (in thousands):

	Six Months Ended
	July 2, 2011	July 3, 2010
Beginning fair value of Long-term marketable securities	$10,232	$12,939
Fair value of securities sold or redeemed	(2,843)	(215)
Ending fair value of Long-term marketable securities	$7,389	$12,724

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized loss of less than $0.1 million during the six months ended July 2, 2011 on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive income. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income. In addition, during the six months ended July 2, 2011, the Company realized a gain of $0.6 million related to the sale of a portion of its Long-term marketable securities portfolio. If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive income or the previously reported other-than-temporary impairment charge.

Note 6 - Inventories (in thousands):

	July 2, 2011	January 1, 2011
Work in progress	$24,103	$25,516
Finished goods	10,966	11,817
Total inventories	$35,069	$37,333

Note 7 - Changes in Stockholders' Equity and Comprehensive Income (in thousands):

	Common stock	Paid-in capital	Treasury stock	Accumu- lated deficit	Accumu- lated other compre- hensive income	Total
Balances, January 1, 2011	$1,179	$630,184	$—	$(313,140)	$499	$318,722
Net income for the six months ended July 2, 2011	—	—	—	23,950	—	23,950
Unrealized loss, net, related to marketable securities	—	—	—	—	(7)	(7)
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	(133)	(133)
Translation adjustments	—	—	—	—	(55)	(55)
Comprehensive income	—	—	—	—	—	23,755
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of taxes)	15	3,763	—	—	—	3,778
Stock repurchase	(13)	—	(7,964)	—	—	(7,977)
Retirement of repurchased stock	—	(7,964)	7,964	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	3,081	—	—	—	3,081
Balances, July 2, 2011	$1,181	$629,064	$—	$(289,190)	$304	$341,359

On October 21, 2010, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. In connection with this stock repurchase program, the Company entered into a 10b5-1 plan. During the three and six months ended July 2, 2011 approximately 600,000 and 1,300,000 shares were repurchased for $3.6 million and $8.0 million, respectively. During fiscal 2010, approximately 371,000 shares were repurchased for $2.0 million. All shares repurchased under this program were retired by July 2, 2011. All repurchases have and will be open market transactions and funded from available working capital. The number of shares that will be repurchased in the future will depend on market conditions, including the price of the common stock.

Note 8 - Income Taxes:

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2001. We have federal net operating loss carryforwards that expire at various dates between 2023 and 2029. We have state net operating loss carryforwards that expire at various dates from 2011 through 2029. We also have federal and state credit carryforwards, some of which do not expire, with the remainder expiring at various dates from 2011 through 2031. We have provided a valuation allowance equal to our net federal and state deferred tax assets as we have not met the more-likely-than-not realization threshold for deferred tax asset recognition. We evaluate both positive and negative evidence to determine if some or all of our deferred tax assets should be recognized on a quarterly basis. In future periods, if we determine that we are more-likely-than-not to realize some or all of our deferred tax assets, we will recognize a deferred tax asset and a benefit in the period in which such determination is made. As of July 2, 2011, the net deferred tax asset relates to foreign jurisdictions where we have concluded it is more-likely-than-not that we will realize the net deferred tax assets in future periods.

The Internal Revenue Service (“IRS”) has examined our income tax returns for 2001 and 2002, and has issued proposed adjustments of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. Although we do not agree with the proposed adjustment related to the prepaid expense matter, we believe that we have reached a tentative agreement concerning the acquisition costs. During the three months ended March 29, 2008, we made a payment of $0.3 million related to this tentative agreement. On May 23, 2008, the Company filed a petition with the Tax Court seeking a redetermination of the prepaid expense adjustment.  On May 9, 2011 the United States Tax Court determined that the IRS did not err in denying the Company's request to change its accounting method with respect to prepaid expenses and held that the Company was not allowed a deduction for prepaid expenses on its 2002 tax return. As a result of this decision, the Company may be required to pay $0.9 million related to disallowed prepaid expense deductions and the corresponding carryback of those deductions to the 1999 and 2000 tax returns through a net operating loss carry back. As of the current date, the Company is evaluating whether to settle this issue or continue to pursue the matter through further court proceedings. As of July 2, 2011, the final resolution of this matter is uncertain. We believe that adequate amounts have been provided for as unrecognized tax benefits. There is the possibility of either a favorable or unfavorable effect on our results of operations in the period in which these matters are effectively settled. We will recognize any uncertain tax expense or benefit in the period settled.

We are not currently under examination in any state, local or foreign jurisdictions. A 2008 Taiwan exam has been settled with no material adjustments.

We believe that it is reasonably possible that $1.5 million of unrecognized tax benefits and $1.0 million of associated interest and penalties could significantly change during the next twelve months. The $2.5 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to matters currently being disputed by the IRS, certain federal and state credits and uncertain income tax positions related to foreign tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

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

Note 9 - Restructuring:

During 2011, the Company's Board of Directors adopted a restructuring plan to more efficiently implement the Company's product development strategy and to better align the Company's corporate strategy with the Company's sales resources (the “2011 restructuring plan”). In connection with the 2011 restructuring plan, the Company will reduce and refocus its headcount at certain of its research and development facilities, including Pennsylvania and Shanghai, China, and streamline its supply chain activities at its headquarters for reduced operational costs, improved predictability and flexibility. Part of the 2011 restructuring plan includes extending silicon development capabilities, planning and logistics activities by locating personnel in Manila, Philippines. The 2011 restructuring plan will be substantially implemented during 2011, with a total projected restructuring charge of approximately $6.0 million through fiscal 2012, of which $4.0 million was recorded in the first six months of fiscal 2011.

During fiscal 2009, we initiated a restructuring plan ("2009 restructuring plan") to lower operating expenses primarily by reducing headcount, reducing occupancy in certain leased facilities and to transfer inventory management, order fulfillment, and direct sales logistics from our headquarters in Oregon to a third party contractor in Singapore. In addition, the Company established an operations center in Singapore to transfer some of its supply chain activities from the Company’s headquarters in Oregon. As part of the 2011 restructuring plan we updated our estimate of the remaining severance and lease loss reserve for the 2009 restructuring plan. This resulted in a credit to Restructuring charges for the first six months of 2011 of $0.8 million, primarily for re-occupying certain leased facilities.

At July 2, 2011, our Condensed Consolidated Balance Sheet included an accrual of $1.3 million related to severance and related expenses under the provisions of the 2011 restructuring plan. In addition, our Condensed Consolidated Balance Sheet included an accrual of $0.2 million related to operating lease commitments under the provisions of the restructuring plan we initiated in 2005.

The following table displays the activity related to all restructuring plans described above (in thousands):

	Balance at January 1, 2011	Charged to expense during six months ended July 2, 2011	Paid or settled	Adjustments to reserve	Balance at July 2, 2011
Severance and related costs	$175	$3,907	$(2,337)	$(417)	$1,328
Lease loss reserve	1,014	6	(152)	(634)	234
Other	13	373	(373)	(13)	—
Total restructuring plans	$1,202	$4,286	$(2,862)	$(1,064)	$1,562

Total Restructuring charges included in our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Severance and related costs	$1,171	$(131)	$3,490	$(64)
Lease loss reserve	—	11	(628)	26
Other	216	—	360	—
Total restructuring charges	$1,387	$(120)	$3,222	$(38)

We cannot be certain as to the actual amount of any remaining restructuring charges, changes in original estimates or the timing of their recognition for financial reporting purposes.

Note 10 - Stock-Based Compensation:

Total stock-based compensation expense included in our Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Line item:
Cost of products sold	$155	$84	$213	$159
Research and development	750	471	1,350	920
Selling, general and administrative	781	722	1,415	1,393
Restructuring charges	51	—	103	—
Total stock-based compensation	$1,737	$1,277	$3,081	$2,472

Note 11 - Legal Matters:

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

Note 12 - Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area based on ship-to location was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
United States:	$9,532	11%	$8,866	12%	$23,217	14%	$17,888	12%
Export revenue:
Asia Pacific (primarily China and Taiwan)	44,127	53	41,825	55	87,779	53	79,918	54
Europe	18,740	22	14,292	18	36,321	22	26,774	18
Japan	10,087	12	10,345	13	16,524	10	19,388	13
Other Americas	1,375	2	1,791	2	2,635	1	3,583	3
Total export revenue	74,329	89	68,253	88	143,259	86	129,663	88
Total revenue	$83,861	100%	$77,119	100%	$166,476	100%	$147,551	100%

Note 13 - Subsequent event:

On July 15, 2011, the Company completed the purchase of APAC IC Layout Consultants, Inc. ("APAC IC"), a Manila, Philippines based company engaged in engineering layout and design services, for approximately $1.0 million, which includes all assets and liabilities of the entity. The Company will allocate the purchase price of the acquisition under the guidance of ASC 820, "Business Combinations". Based on the Company's preliminary analysis, the purchase price will primarily be allocated to Goodwill. The acquisition of APAC IC is part of the Company's effort to improve its research and development and operations activities, reduce costs and streamline its supply chain for improved predictability and flexibility.

On July 26, 2011, Commonwealth Global Research Group, LLC (“Commonwealth”) filed a patent infringement action against the Company and twelve other semiconductor companies in the U.S. District Court for the District of Delaware, seeking unspecified damages. At this stage of the proceedings, we do not have an estimate of the likelihood or amount of any potential exposure to us.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lattice Semiconductor Corporation (“Lattice”, the “Company”, "we", "us", or "our") designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by the end customer as specific logic circuits, and enable the end customer to shorten design cycle times and reduce development costs. Within the programmable logic market there are two groups of products - programmable logic devices (“PLD”) and field programmable gate arrays (“FPGA”) - each representing a distinct silicon architectural approach. Products based on the two alternative programmable logic architectures are generally optimal for different types of logic functions, although many logic functions can be implemented using either architecture. We believe that a substantial portion of programmable logic customers utilize both PLD and FPGA architectures. Our end customers are primarily original equipment manufacturers in the wired and wireless communications, computing, industrial, consumer, automotive, medical and military end markets.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the six months ended July 2, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, auction rate securities, deferred income taxes and liabilities, accrued liabilities (including restructuring charges and accrual for bonus arrangements), income taxes, deferred income and allowances on sales to certain sell-through distributors, forward exchange contracts, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012. We are currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income.

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. We are in the process of evaluating the financial and disclosure impact of this guidance. We do not anticipate a material impact on our Consolidated Financial Statements as a result of the adoption of this amended guidance.

Results of Operations

Revenue

Key elements of our Condensed Consolidated Statements of Operations were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
Revenue	$83,861	100.0%	$77,119	100.0%	$166,476	100.0%	$147,551	100.0%

Gross margin	50,671	60.4	47,230	61.2	100,280	60.2	88,398	59.9
Research and development	18,631	22.2	15,158	19.7	38,771	23.3	29,840	20.2
Selling, general and administrative	17,738	21.2	16,385	21.2	34,908	21.0	31,803	21.6
Restructuring charges	1,387	1.7	(120)	(0.2)	3,222	1.9	(38)	—
Income from operations	$12,915	15.4%	$15,807	20.5%	$23,379	14.0%	$26,793	18.2%

Revenue for the three months and six months ended July 2, 2011 increased to $83.9 million and $166.5 million, respectively, compared to $77.1 million and $147.6 million for the three months and six months ended July 3, 2010, respectively. Revenue growth was strong primarily in the Industrial and other, and secondarily in the Consumer, end markets. We expect future near-term revenue for the Communications end market to grow faster than other end markets.

Revenue by Product Line

FPGA and PLD revenue increased in the second quarter and first six months of fiscal 2011 when compared to the second quarter and first six months of fiscal 2010. There was a 2% decrease in FPGA units sold in the second quarter of fiscal 2011 when compared to the second quarter of fiscal 2010. There was a 7% increase in both PLD units and revenue in the second quarter of fiscal 2011 when compared to the second quarter of fiscal 2010.

The composition of our revenue by product line for the second quarter and first six months of fiscal 2011 and 2010 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
FPGA	$27,902	33%	$24,651	32%	$59,081	35%	$48,022	33%
PLD	55,959	67	52,468	68	107,395	65	99,529	67
Total revenue	$83,861	100%	$77,119	100%	$166,476	100%	$147,551	100%

Revenue by End Market

Although units sold overall were up across all end markets, revenue from the Industrial and other end market increased 28% and 45% for the second quarter and first six months of fiscal 2011, respectively, when compared to the second quarter and first six months of fiscal 2010. Revenue from the Consumer end market increased 2% and 14% for the second quarter and first six months of fiscal 2011, respectively, when compared to the second quarter and first six months of fiscal 2010. By contrast, revenue in the Communications end market increased 5% and 2% for the second quarter and first six months of fiscal 2011, respectively, when compared to the same periods in the prior year and accounted for approximately 47% and 49% of our total revenue for the quarters ended July 2, 2011 and July 3, 2010, respectively. This is primarily due to strength in the wireless segment of the Communications end market. We expect that a significant portion of our revenue will continue to be dependent on the health of the Communications end market.

The composition of our revenue by end market for the second quarter and first six months of fiscal 2011 and 2010 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
Communications	$39,205	47%	$37,433	49%	$75,536	45%	$73,837	50%
Industrial and other	25,097	30	19,666	25	50,875	31	35,093	24
Computing	11,173	13	11,780	15	21,784	13	22,639	15
Consumer	8,386	10	8,240	11	18,281	11	15,982	11
Total revenue	$83,861	100%	$77,119	100%	$166,476	100%	$147,551	100%

Revenue by Product Classification

Revenue for New products increased 28% and 30%, respectively, for the second quarter and first six months of fiscal 2011, compared to the second quarter and first six months of fiscal 2010. New product revenue increased primarily due to an increase in unit sales and an increase in average selling price. Revenue for Mainstream products decreased 13% and 3% for the second quarter and first six months of fiscal 2011, respectively, when compared to the second quarter and first six months of fiscal 2010. Mainstream product revenue decreased due to a decrease in both average selling price and in unit sales. The increase in average selling price for New products and the decrease in average selling price for Mainstream products resulted from changes in product mix and end customer mix. Mature product revenue increased 6% and 8% for the second quarter and first six months of fiscal 2011, respectively, compared to the second quarter and first six months of fiscal 2010. Mature product revenue increased primarily due to an increase in units sold partially offset by a decrease in average selling price.

The composition of our revenue by product classification for the second quarter and first six months of fiscal 2011 and 2010 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
New *	$40,835	49%	$31,864	41%	$77,574	47%	$59,870	41%
Mainstream *	23,096	27	26,527	35	49,400	30	51,185	35
Mature *	19,930	24	18,728	24	39,502	23	36,496	24
Total revenue	$83,861	100%	$77,119	100%	$166,476	100%	$147,551	100%

* Product Classifications:

New:	LatticeECP3, LatticeXP2, LatticeECP2/M, MachXO, Power Manager II, ispClockA/D/S, ispMACH 4000ZE
Mainstream:	ispXPLD, ispGDX2, ispMACH 4000/Z, ispXPGA, LatticeSC, LatticeECP, LatticeXP, ispClock, Power Manager I, Software and IP
Mature:	FPSC, ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-volt CPLDs, GDX/V, ispMACH 4/LV, all SPLDs
* Product categories are modified as appropriate relative to our portfolio of products and the generation within each major product family. New products consist of our latest generation of products, while Mainstream and Mature are older or based on unique late stage customer-based production needs. Generally, product categories are adjusted every two to three years, at which time prior periods are reclassified to conform to the new categorization. No adjustments were made in the second quarter of fiscal 2011.

Revenue by Geography

Domestic revenue accounted for 11% to 14% of total revenue, whereas export revenue as a percentage of total revenue was 89% to 86%, for all periods presented. We believe the export market to the Asia Pacific region will remain the primary source of our revenue due to more favorable business conditions and a continuing trend towards outsourcing of manufacturing by North American and European customers to the Asia Pacific region.

The composition of our revenue by geography, based on ship-to location, is as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
United States:	$9,532	11%	$8,866	12%	$23,217	14%	$17,888	12%
Export revenue:
Asia Pacific (primarily China and Taiwan)	44,127	53	41,825	55	87,779	53	79,918	54
Europe	18,740	22	14,292	18	36,321	22	26,774	18
Japan	10,087	12	10,345	13	16,524	10	19,388	13
Other Americas	1,375	2	1,791	2	2,635	1	3,583	3
Total export revenue	74,329	89	68,253	88	143,259	86	129,663	88
Total revenue	$83,861	100%	$77,119	100%	$166,476	100%	$147,551	100%

Termination of Avnet Inc. ("Avnet") global franchise agreement

On August 28, 2011, our global franchise agreement with Avnet will terminate. Revenue from Avnet made up approximately 21% of our total revenue for the first six months of fiscal July 2, 2011, and 17% of our total revenue for the year ended January 1, 2011. After the termination of the agreement, we will serve our end customers with a network that includes a global distributor, regional distributors, manufacturer's representatives, and our direct sales team. We do not expect a significant disruption to our ability to service customers as a result of this change.

Gross Margin and Operating Expenses

Our gross margin percentage was 60.4% and 60.2% in the second quarter and first six months of fiscal 2011, respectively, compared to 61.2% and 59.9% in the second quarter and first six months of fiscal 2010, respectively. The decrease in gross margin percentage for the second quarter of 2011, as compared to the second quarter of 2010, was primarily attributed to product mix as New products accounted for 49.0% of revenue in the second quarter of 2011 compared to 41.0% in the comparable quarter of 2010. The increase in gross margin percentage when the first six months of 2011 is compared to the same period in 2010 was also primarily attributed to product mix as revenue from the Industrial and other end market increased 45% for the six month periods. New products typically have lower gross margins than revenue shipped to other product classifications.

Research and development expense was $18.6 million and $38.8 million in the second quarter and first six months of fiscal 2011, respectively, compared to $15.2 million and $29.8 million in the second quarter and first six months of fiscal 2010, respectively. Research and development expenses consist primarily of personnel, masks, engineering wafers, third-party design automation software, test equipment and tooling depreciation, and qualification expenses. The increase in fiscal 2011 compared to fiscal 2010 was primarily a result of an increase in labor costs, engineering mask and wafer costs, purchased outside services and time based license costs. We believe that a continued commitment to research and development is essential to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 65nm, mask and engineering wafer costs are becoming increasingly more expensive and will therefore represent a greater proportion of total research and development expenses.

Selling, general and administrative expense was $17.7 million and $34.9 million for the second quarter and first six months of fiscal 2011, respectively, compared to $16.4 million and $31.8 million in the second quarter and first six months of fiscal 2010, respectively. This increase in fiscal 2011 compared to fiscal 2010 was a result of an increase in labor related costs, sales commission costs, legal costs and marketing related costs.

During 2011, the Company's Board of Directors adopted a restructuring plan to more efficiently implement the Company's product development strategy and to better align the Company's corporate strategy with the Company's sales resources (the “2011 restructuring plan”). In connection with the 2011 restructuring plan, the Company will reduce and refocus its headcount at certain of its research and development facilities, including Pennsylvania and Shanghai, China, and streamline its supply chain activities at its headquarters for reduced operational costs improved predictability and flexibility. Part of the 2011 restructuring plan includes extending silicon development capabilities, planning and logistics activities by locating personnel in Manila, Philippines, which is expected to initially increase certain supply chain and research and development costs, until transition is fully implemented. The 2011 restructuring plan will be substantially implemented during 2011, with a total projected restructuring charge of approximately $6.0 million through fiscal 2012, of which $4.0 million was recorded in the first six months of fiscal 2011.

The Company also implemented restructuring plans during the fiscal years 2009 ("2009 restructuring plan") and 2005. In connection with the 2009 restructuring plan, a credit of $0.8 million was recorded in the first quarter of fiscal 2011, primarily due to a change in original estimates of lease and severance and related costs. The second quarter of fiscal 2010 includes restructuring charges of $0.1 million primarily resulting from severance costs under the 2009 restructuring plan.

Other income, net

The following table summarizes the activity in Other income, net (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Interest income	$303	$204	$602	$451
(Loss) gain primarily related to sale of marketable securities, net	(26)	25	454	55
Gain on sale of excess real estate	—	720	—	720
(Loss) gain on foreign exchange transactions and other, net	(9)	(4)	(125)	21
Total Other income, net	$268	$945	$931	$1,247

The decrease in Other income, net in the second quarter and first six months of fiscal 2011 as compared to the second quarter and first six months of fiscal 2010 resulted from a gain on the sale of excess real estate that was recorded in the second quarter of fiscal 2010 while no comparable transaction occurred in fiscal 2011. Interest income increased in the second quarter and first six months of fiscal 2011 compared to the second quarter and first six months of fiscal 2010 primarily as a result of higher invested balances.

Provision for income taxes

We are paying foreign income taxes, which are reflected in the Provision for income taxes in our Condensed Consolidated Statements of Operations and are primarily related to the cost of operating an offshore research and development subsidiary and sales subsidiaries. We are not currently paying federal income taxes and do not expect to pay such taxes until the benefits of our tax net operating loss carryforwards are fully utilized. As a result of our recent positive operating results in 2010, thus far in 2011, and our expectations for the future, we may release a portion or all of our allowance on our deferred tax assets in the future. We expect to pay a nominal amount of state income tax. We accrue interest and penalties related to uncertain tax positions in the Provision for income taxes.

Liquidity and Capital Resources

Financial Condition Sources and Uses of Cash (in thousands):

	Six Months Ended
	July 2, 2011	July 3, 2010
Net cash provided by operating activities	$17,667	$48,937
Net cash provided by (used in) investing activities	3,183	(42,520)
Net cash (used in) provided by financing activities	(4,199)	2,123
Net increase in cash and cash equivalents	$16,651	$8,540

Operating Activities

Net cash provided by operating activities was $17.7 million in the first six months of fiscal 2011, compared to $48.9 million in the first six months of fiscal 2010, as a result of the decrease in Current portion of foundry advances of $10.8 million in fiscal 2010 and no such decrease in 2011. In addition, Deferred income and allowances on sales to sell-through distributors increased by $7.9 million in the first six months of fiscal 2010 compared to an increase of $0.9 million in the first six months of 2011. Finally, net cash was provided by an increase in Accounts payable and accrued expenses and Accrued payroll obligations in the first six months of fiscal 2010 of $10.7 million, whereas net cash was used in Accounts payable and accrued expenses and Accrued payroll obligations in the first six months of fiscal 2011 of $3.0 million.

Investing Activities

Net cash provided by (used in) investing activities increased by $45.7 million in the first six months of fiscal 2011, compared to the first six months of fiscal 2010 primarily due to sales of Short-term marketable securities and Long-term marketable securities exceeding purchases of Short-term marketable securities in the first six months of fiscal 2011, compared to the first six months of fiscal 2010. The sale of Long-term marketable securities consisted of student loan auction rate securities with a par value of $3.3 million and an estimated fair value of $2.8 million for a gain of $0.6 million in the first quarter of fiscal 2011. Also, Capital expenditures increased from $4.7 million in the first six months of fiscal 2010, to $7.3 million in first six months of fiscal 2011.

Financing Activities

Net cash (used in) provided by financing activities increased by $6.3 million for the first six months of fiscal 2011 compared to the first six months of fiscal 2010 due to the purchase of Treasury stock in the amount of $8.0 million in the first six months of fiscal 2011 while no such purchases took place in the first six months of fiscal 2010. This was partially offset by an increase in Net proceeds from issuance of common stock from $2.3 million in the first six months of fiscal 2010, to $4.2 million in the first six months of fiscal 2011.

Liquidity

As of July 2, 2011, our principal source of liquidity was $247.5 million of Cash and cash equivalents and Short-term marketable securities, which were approximately $9.3 million more than the balance of $238.2 million at January 1, 2011. Working capital increased to $294.8 million at July 2, 2011 from $271.0 million at January 1, 2011.

We believe that our existing liquid resources and cash expected to be generated from future operations will be adequate to meet our operating, capital requirements and obligations for at least the next twelve months.

At July 2, 2011 and January 1, 2011, the Company held auction rate securities with a par value of $8.3 million and $11.6 million, respectively. On March 29, 2011, the Company sold student loan auction rate securities, with a par value of $3.3 million and an estimated fair value of $2.8 million for $3.3 million, reported a gain of $0.6 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive income. The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available. At July 2, 2011, due to continued multiple failed auctions and a determination of illiquidity, the fair value of auction rate securities held by the Company and classified as Long-term marketable securities was $7.4 million. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family

Educational Loan Program. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized loss of less than $0.1 million during the six months ended July 2, 2011 on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive income. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income. In addition, during the six months ended July 2, 2011, the Company realized a gain of $0.6 million related to the sale of a portion of its Long-term marketable securities portfolio.

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

On October 21, 2010, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. In connection with this stock repurchase program, the Company entered into a 10b5-1 plan. During the first six months of fiscal 2011, approximately 1.3 million shares were repurchased for $8.0 million. During fiscal 2010, approximately 0.4 million shares were repurchased for $2.0 million. All shares repurchased under this program were retired by July 2, 2011. All repurchases have and will be open market transactions and funded from available working capital. The number of shares that will be repurchased in the future will depend on market conditions, including the price of the common stock.

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

Contractual Obligations

There have been no significant changes to the Company's contractual obligations outside of the ordinary course of business in the first six months of fiscal 2011 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended January 1, 2011.

Off-Balance Sheet Arrangements

As of July 2, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Market Risks

At July 2, 2011 and January 1, 2011, we held auction rate securities with a par value of $8.3 million and $11.6 million, respectively. At July 2, 2011, the auction rate securities held by us had an estimated fair value of $7.4 million. At January 1, 2011, the auction rate securities had an estimated fair value of $10.2 million. Our investments in auction rate securities are subject to interest rate and market risk. A hypothetical 10% movement in interest rates would not have a material impact on the fair value of the portfolio. If the market for our investment portfolio declines, our consolidated operating results may be negatively impacted.

Foreign Currency Exchange Rate Risk

We have international subsidiary and branch operations. In addition, a portion of our silicon wafer and other purchases are denominated in Japanese yen and we bill our Japanese customers in yen. We mitigate the resulting foreign currency exchange rate exposure by entering into foreign currency forward exchange contracts for Japanese yen.  Although such hedges mitigate our foreign currency exchange rate exposure from an economic perspective they were not designated as "effective" hedges for accounting purposes and are adjusted to fair value through earnings. We do not hold or issue derivative financial instruments for trading or speculative purposes.

As a result of the use of derivative financial instruments, Lattice is exposed to the risk that counter-parties to derivative contracts will fail to meet their contractual obligations. To mitigate the counter-party credit risk, Lattice enters into contracts with carefully selected major financial institutions based upon their credit ratings and other factors.

On July 2, 2011 the Company had forward contracts to deliver approximately 125 million yen by July 22, 2011. The contracts were settled by that date.

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

We are in the process of implementing a new ERP system. The first phase of the implementation was completed during the fourth quarter of 2010 and included implementing new modules related to our general ledger, accounts payable and elements of our cost accounting systems. Since the completion of the first phase of the implementation, we continued to develop and apply additional features of the new ERP system, which resulted in the modification of certain controls, procedures and processes. We follow a system implementation life cycle process that requires significant pre-implementation planning, design and testing. We plan to continue to replace our legacy systems with the new ERP system functionality over the next several years.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The information set forth above under Note 11 and Note 13 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

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

As a semiconductor company, we operate in a dynamic environment marked by rapid product obsolescence. The programmable logic market is characterized by rapid technology and product evolution. Consequently, our future success depends on our ability to introduce new FPGA, PLD and associated software design tool products that meet evolving customer needs while achieving acceptable margins. We are presently shipping our latest generation product families that are critical to our ability to grow our overall revenue. We also plan to continue upgrading our customer design tool products and increase our offerings of intellectual property cores. If we fail to introduce new products in a timely manner, or if these products or future new products fail to achieve market acceptance, or if we fail in our ability to achieve acceptable margins our operating results could be adversely affected.

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

We depend on our distribution partners to sell our products to end customers, generate a majority of our sales, complete order fulfillment and stock our products. Our distributors also help us to provide technical support and other value-added services to end customers.
We expect that the majority of our revenue in fiscal 2011 will be reported resale by our sell-through distributors. Our primary sell-through distributors, Arrow Electronics, Inc., including Nu Horizons Electronics Corp., (a wholly owned subsidiary of Arrow Electronics, Inc. USA), Avnet, Inc. ("Avnet"), and Weikeng (International and Industrial) Co. LTD made up approximately 49%, 34% and 28% of total revenue for fiscal years 2010, 2009 and 2008, respectively. We depend on the timeliness and accuracy of these resale reports from our distributors; late or inaccurate resale reports could have a detrimental effect on our ability to recognize revenue and our ability to predict future sales.
In addition, our distribution channels recently have experienced consolidation due to merger and acquisition activity in that business sector. Consolidation may result in our distributors allocating fewer resources to the distribution and sale of our products, which could adversely affect our financial results.
On August 28, 2011, our global franchise agreement with Avnet will terminate. Revenue from Avnet made up approximately 21% of our total revenue for the six months ended July 2, 2011, and 17% of our total revenue for the year ended January 1, 2011. After the termination of the agreement, we will serve our end customers with a network that includes a global distributor, regional distributors, manufacturer's representatives, and our direct sales team. If our end customers experience disruption in the supply of our products, or if our distributors and representatives are unable to provide technical support and other value-added services, our financial results could be adversely affected.
At times, our sales are concentrated in a small number of distributors, which are in various international locations and of various financial strength. Financial difficulties, inability to access capital markets, or other reasons, may affect our distributors' performance, which could materially harm our business and our operating results.
We rely on information technology systems and recently implemented a new enterprise-wide financial reporting system which may cause operating or reporting disruptions. The failure of these systems to function properly could result in business disruption.

We rely in part on various information technology ("IT") systems to manage our operations, including financial reporting, and we regularly make changes to improve them as necessary. Consequently, we periodically implement new, or enhance existing, operational and IT systems, procedures and controls. For example, the Company converted to a new enterprise-wide financial reporting ("ERP") system which includes cloud computing and off-site infrastructure to improve processes, enhance the access and timeliness of critical business information and strengthen controls throughout the Company. We converted to this new system in October 2010. We have also begun to configure a new customer management software application. These systems are subject to power and telecommunications outages or other general system failures. Failure of our IT systems or difficulties in managing them could result in business disruption. Many companies have experienced operating or reporting disruptions when converting to a new ERP system or integrating the new systems with legacy systems, including limitations on a company’s ability to deliver and bill for customer shipments, maintain current and complete books and records, maintain an effective internal control environment, meet external reporting deadlines, or provide consistent and accurate analysis. While we have not yet experienced any significant disruptions to our business, we may encounter some unexpected aspects of the conversion or new systems implementations that cause difficulty in the new reporting system which could adversely affect the Company’s business, results of operations and cash flows.

We may experience a disruption of our business activities related to the successful execution of the 2011 restructuring plan.

During 2011, the Company's Board of Directors adopted a restructuring plan (the “2011 restructuring plan”) to more efficiently implement the Company's product development strategy and to better align the Company's corporate strategy with the Company's sales resources to reduce development and operational costs and to streamline our supply chain for improved predictability and flexibility. Part of the 2011 restructuring plan includes extending silicon development capabilities, planning and logistics activities by locating personnel in Manila, Philippines, which is expected to initially increase certain supply chain and research and development costs, until transition is fully implemented. We may experience disruption in our business activities as we execute our 2011 restructuring plan, and our relationships with employees, customers and suppliers could be adversely affected by these disruptions. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to adequately maintain our relationships with customers and suppliers.

Global economic conditions and uncertainty, as well as the highly cyclical nature of the semiconductor industry, could adversely affect our revenue, gross margin and expenses, collectability of accounts receivable and supplier relationships, and ability to access capital markets.

Our revenue and gross margin can fluctuate significantly due to downturns in the general economy or the semiconductor industry. These downturns are often severe and prolonged and can result in significant reductions in the demand for PLD and FPGA products in markets in which we compete. Global economic weakness or cyclical downturns have previously resulted from periods of economic recession, reduced access to credit markets, weakening or strengthening of the U.S. dollar relative to other currencies, weak end-user demand, excess industry capacity, political instability, Government fiscal policy, terrorist activity, military actions, or general reductions in inventory levels by customers, and may cause a decrease in revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and collect customer receivables. Such economic conditions had a negative impact on our results of operations during much of 2009. Although business conditions improved in 2010, that trend may not continue. In addition, our relationships with our employees and suppliers and ability to access capital markets could be adversely affected. In addition, customer financial difficulties have previously resulted, and could result in the future, in increases in bad debt write-offs and additions to reserves in our accounts receivable. Global economic and cyclical downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

A downturn in the communications equipment end market could cause a reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

Historically the largest percentage of our revenue (approximately 45% of the first six months of fiscal 2011 revenue) has been derived from customers participating in the communications equipment end market. In addition, during fiscal year 2009, the Company participated in the China 3G telecommunications network build-out by selling products used by two large telecommunication equipment providers (one of which was supported through distribution), which accounted for a combined 19% of our aggregate revenue. This is primarily due to strength in the wireless segment of the communications end market. For the 2010 fiscal year, the same two large telecommunication equipment providers accounted for a combined 12% of revenue. In the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. In addition, telecommunication equipment providers are building networks for 4G networks in which we compete. Any deterioration in the communication end market, our ability to compete for new solutions in future telecommunications solutions (e.g. 4G networks) or reduction in capital spending to support this end market could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations.

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

Our revenue and gross margin, including quarter over quarter, are subject to fluctuations due to many factors which make our future financial results less predictable.

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

Further, our ability to predict end customer demand, our customers' end customer demand, and resale of our products by our sell-through distributors is limited. Typically, a significant amount of our revenue comes from “turns orders,” which are orders placed and filled within the same period. By definition, turns orders are not captured in a backlog measurement at the beginning of a quarter. Accordingly, we cannot use backlog as a reliable measure for predicting revenue.

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

Our industry is characterized by increasingly frequent claims regarding patents and other intellectual property rights of others. We have been, and from time to time expect to be, notified of claims that we are infringing upon the intellectual property rights of others. For instance, we are exposed to certain asserted and unasserted potential claims, including the pending patent litigation brought against us by Lizy K. John, Intellitech, Intellectual Ventures I LLC and Intellectual Ventures II LLC, and Commonwealth as described in Item 1. Legal Proceedings, above. If any third party makes a valid claim against us, we could face significant liability and could be required to make material changes to our products and processes. In response to claims of infringement, we have incurred legal costs and committed management resources, and there can be no assurance that we would be successful in our defense against the claims. Any such litigation could result in a substantial diversion of management and financial resources, including legal costs incurred to defend claims, which by itself could have a material adverse effect on our financial condition and operating results. We may seek licenses under patents that we are alleged to be infringing; however, we may not be able to obtain a license on favorable terms, or at all, which could have an adverse effect on our operating results.

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

Many other factors that could disrupt our supply of finished products are beyond our control. Because worldwide capacity for assembly and testing of semiconductor products is limited and inelastic, we could be harmed by significant industry-wide increases in overall demand or interruptions in supply. The assembly of complex packages requires a consistent supply of a variety of raw materials such as substrates, lead frames and mold compound. The worldwide manufacturing capacity for these materials is also limited and inelastic. A significant industry-wide increase in demand, or interruptions in the supply of these materials to our assembly or test contractors, could adversely affect our operating results. Additionally, a future disruption of any of our assembly or test contractors’ operations as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event could disrupt our supply of assembled and tested devices and could adversely affect our operating results.

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

On October 12, 2010, the Company's Board of Directors announced the appointment of Darin G. Billerbeck as the Company's President and Chief Executive Officer, effective November 8, 2010. We may experience disruption in our business activities as we transition to a new chief executive officer, and our relationships with employees, customers and suppliers could be adversely affected by these disruptions. In addition, our competitors may seek to use this transition and the related potential disruptions to gain a competitive advantage over us. Our future operating results depend substantially upon the continued service of our key personnel, our ability to attract and retain qualified management personnel. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.
An acquisition may harm our business, financial condition or operating results.

We have made acquisitions in the past to execute on our business strategy which create uncertainty to our future operating results and cash flows. We may acquire products, technologies or businesses from third parties. An acquisition will require considerable management time, may divert time away from operations, require substantial cash resources, require us to incur or assume debt, and involve the issuance of the Company’s equity securities. On July 15, 2011, the Company completed the purchase of APAC IC Layout Consultants, Inc. ("APAC IC"), a Manila, Philippines based company engaged in engineering layout and design services, for approximately $1.0 million, which includes all assets and liabilities of the entity. The acquisition of APAC IC is part of the Companies effort to improve its research and development and operations activities, reduce costs and streamline its supply chain for improved predictability and flexibility. The success of any acquisition, including APAC IC, requires the integration of products, technologies, personnel and administrative resources, and could result in departures of key personnel, equity dilution or acquisition of unknown liabilities. As a result, an acquisition could disrupt our operations and may have an adverse effect on our business, financial condition or operating results.

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

ITEM 2.     ISSUER PURCHASES OF EQUITY SECURITIES
(c).

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Month #1
April 3, 2011 through April 30, 2011	253,800	$6.05	253,800	$12,164,000
Month #2
May 1, 2011 through May 28, 2011	14,200	$6.41	14,200	$12,073,000
Month #3
May 29, 2011 through July 2, 2011	324,500	$6.23	324,500	$10,052,000
Total	592,500	$6.16	592,500	$10,052,000

On October 21, 2010, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. In connection with this stock repurchase program, the Company entered into a 10b5-1 plan. During the second quarter and first six months of fiscal 2011, approximately 600,000 and 1,300,000 shares were repurchased for $3.6 million and $8.0 million, respectively. All shares repurchased under this program were retired by July 2, 2011. All repurchases have and will be open market transactions and funded from available working capital. The number of shares that will be repurchased in the future will depend on market conditions, including the price of the common stock.

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

10.69*	Lattice Semiconductor Corporation 2010 Cash Incentive Compensation Plan (Incorporated by reference to Exhibit 10.69 filed with the Company's Annual Report on Form 10-K filed on March 10, 2010.

10.70*	Employment Agreement between Lattice Semiconductor Corporation and Darin G. Billerbeck dated as of November 8, 2010.

10.71*	Employment Agreement between Lattice Semiconductor Corporation and Joe Bedewi dated as of April 11, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to our Annual Report on Form 10-K pursuant to Item 15(b) thereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)

/s/ JOE BEDEWI
JOE BEDEWI
Corporate Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)

Date: August 5, 2011