Form 10-Q
period 2011-10-01
LATTICE SEMICONDUCTOR CORP
filed 2011-11-04
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 1, 2011
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

Large accelerated filer[ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of November 3, 2011                   117,382,731

LATTICE SEMICONDUCTOR CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about: programmable logic products being expected to simplify board management design and reduce development costs; customers using both PLD and FPGA architectures; our plan to introduce new FPGA, PLD and associated software design tool products; our existing facilities being suitable and adequate for our future needs; the majority of our revenue being through our sell-through distributors; changes to our unrecognized tax benefits and expectations regarding taxes and tax adjustments; our expectations that a significant portion of our revenue will continue to be dependent on the communications end market and the growth of our revenue from this end market; the Asia Pacific market being the primary source of our revenue; our ability to continue to serve our customers after the termination of our relationship with Avnet; the benefits of our purchase of APAC IC; our plans to sell our auction rate securities; the costs and benefits of our restructuring plans; the impact of new accounting pronouncements; our making significant future investments in research and development; and our beliefs concerning the adequacy of our liquidity and ability to meet our operating and capital requirements and obligations.

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

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Revenue	$81,720	$77,137	$248,196	$224,688
Costs and expenses:
Cost of products sold	33,866	31,551	100,062	90,704
Research and development	16,999	14,814	55,770	44,654
Selling, general and administrative	16,809	15,818	51,717	47,621
Restructuring charges	1,760	79	4,982	41
	69,434	62,262	212,531	183,020
Income from operations	12,286	14,875	35,665	41,668
Other income, net	248	669	1,179	1,916
Income before (benefit) provision for income taxes	12,534	15,544	36,844	43,584
(Benefit) provision for income taxes	(803)	176	(443)	391
Net income	$13,337	$15,368	$37,287	$43,193

Net income per share:
Basic	$0.11	$0.13	$0.32	$0.37
Diluted	$0.11	$0.13	$0.31	$0.36

Shares used in per share calculations:
Basic	117,926	117,257	117,990	116,332
Diluted	120,627	121,052	121,343	119,624

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	October 1, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$204,920	$174,384
Short-term marketable securities	62,316	63,836
Accounts receivable, net	53,482	41,188
Inventories	35,121	37,333
Prepaid expenses and other current assets	10,659	8,648
Total current assets	366,498	325,389
Property and equipment, less accumulated depreciation	38,735	39,322
Long-term marketable securities	7,389	10,232
Other long-term assets	11,790	2,744
Goodwill	897	—
Total assets	$425,309	$377,687
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$35,498	$26,994
Accrued payroll obligations	10,265	11,654
Deferred income and allowances on sales to sell-through distributors	19,081	15,692
Total current liabilities	64,844	54,340
Long-term liabilities	8,492	4,625
Total liabilities	73,336	58,965
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 117,542,000 and 117,971,000 shares issued and outstanding, excluding 371,000 shares of treasury stock at January 1, 2011	1,175	1,179
Paid-in capital	626,354	630,184
Accumulated other comprehensive income	297	499
Accumulated deficit	(275,853)	(313,140)
Total stockholders' equity	351,973	318,722
Total liabilities and stockholders' equity	$425,309	$377,687
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net income	$37,287	$43,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,598	10,642
Gain on sale or maturity of marketable securities, net	(385)	(416)
Gain on sale of land	—	(720)
Stock-based compensation	4,768	3,505
Changes in assets and liabilities:
Accounts receivable, net	(12,294)	(15,666)
Inventories	2,212	(5,756)
Prepaid expenses and other assets	(14,659)	(3,525)
Foundry advances (includes advance credits)	—	11,446
Accounts payable and accrued expenses (includes restructuring)	8,056	6,488
Accrued payroll obligations	(1,389)	6,743
Deferred income and allowances on sales to sell-through distributors	3,389	8,017
Other liabilities	4,536	337
Net cash provided by operating activities	44,119	64,288
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	74,312	40,813
Purchase of marketable securities	(69,706)	(91,150)
Proceeds from sale of excess real estate	—	874
Capital expenditures	(8,690)	(8,531)
Acquisition of business - Goodwill	(897)	—
Net cash used in investing activities	(4,981)	(57,994)
Cash flows from financing activities:
Net share settlement upon issuance of RSUs	(597)	(655)
Purchase of treasury stock	(12,789)	—
Net proceeds from issuance of common stock	4,784	4,926
Net cash (used in) provided by financing activities	(8,602)	4,271
Net increase in cash and cash equivalents	30,536	10,565
Beginning cash and cash equivalents	174,384	156,069
Ending cash and cash equivalents	$204,920	$166,634
Supplemental disclosures of non-cash investing and financing activities:
Unrealized (loss) gain on assets measured at fair value, net, included in Accumulated other comprehensive income	$(8)	$4
Distribution of deferred compensation from trust assets	$277	$227
Retirement of treasury stock	$(12,789)	$(326)
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies:

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared by Lattice Semiconductor Corporation (“Lattice”, the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in our opinion include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, auction rate securities, goodwill, deferred income taxes and liabilities, accrued expenses (including restructuring charges and accrual for bonus arrangements), income taxes, deferred income and allowances on sales to certain sell-through distributors, forward exchange contracts, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from these estimates.

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our third quarter of fiscal 2011 and third quarter of fiscal 2010 ended on October 1, 2011 and October 2, 2010, respectively. All references to quarterly or three and nine months ended financial results are references to the results for the relevant fiscal period.

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

Derivative Financial Instruments

We have international subsidiary and branch operations. A portion of our silicon wafer and other purchases are denominated in Japanese yen and we bill our Japanese customers in yen. We mitigate the resulting foreign currency exchange rate exposure by entering into foreign currency forward exchange contracts for Japanese yen.  Although such hedges mitigate our foreign currency exchange rate exposure from an economic perspective they were not designated as “effective” hedges for accounting purposes and are adjusted to fair value through Net income. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Concentration Risk

Potential exposure to concentration risk consists primarily of cash and cash equivalents, marketable securities, trade receivables and supply of wafers for our new products. We place our investments primarily through four financial institutions and mitigate the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company's investment policy defines approved credit ratings for investment securities. Investments consisted primarily of money market instruments, “AA” or better corporate notes and bonds, “A-1” or better for commercial paper, “AA” or better rated U.S. municipal notes, and U.S. government agency obligations. See Note 5 for a discussion of the liquidity attributes of our marketable securities.

Concentration of credit risk with respect to trade receivables is mitigated by a diverse customer base and our credit and collection process. Accounts receivable are recorded at the invoice amount, do not bear interest, and are shown net of allowances for doubtful accounts of $0.9 million at both October 1, 2011 and January 1, 2011. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

We rely on Fujitsu Limited (“Fujitsu”) for essentially all wafer purchases for our new products.

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

Revenue and cost of products sold to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net income.  Amounts invoiced are recorded in Accounts receivable, net and inventory is transferred from Inventories to Deferred income and allowances on sales to sell-through distributors.  Backlog and shipments to sell-through distributors are valued at list price, which is significantly higher than the amount recognized as revenue when resale occurs.

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table (in thousands):

	October 1, 2011	January 1, 2011
Inventory valued at published list price and held by sell-through distributors with right of return	$48,169	$50,085
Allowance for distributor advances	(21,660)	(26,830)
Deferred cost of sales related to inventory held by sell-through distributors	(7,428)	(7,563)
Total deferred income and allowances on sales to sell-through distributors	$19,081	$15,692

We expect the majority of our revenue in fiscal 2011 will be from reported resale from our sell-through distributors. Resale of product by sell-through distributors as a percentage of our total revenue was 61% and 60% for the three and nine months ended October 1, 2011, respectively, and 55% and 56% for the three and nine months ended October 2, 2010, respectively.

Revenue from software licensing was not material for the periods presented.

Note 2 - New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012. We are currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income.

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
In September 2011, the FASB issued amended guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. This guidance will be effective for reporting periods beginning after December 15, 2011. We are in the process of evaluating the financial and disclosure impact of this guidance. We do not anticipate a material impact on our Consolidated Financial Statements as a result of the adoption of this amended guidance.

Note 3 - Net Income Per Share:

Net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, restricted stock units (“RSUs”) and employee stock purchase plan (“ESPP”) shares.

A reconciliation of basic and diluted Net income per share is presented below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$13,337	$15,368	$37,287	$43,193
Shares used in basic Net income per share	117,926	117,257	117,990	116,332
Dilutive effect of stock options, RSUs and ESPP shares	2,701	3,795	3,353	3,292
Shares used in diluted Net income per share	120,627	121,052	121,343	119,624
Basic Net income per share	$0.11	$0.13	$0.32	$0.37
Diluted Net income per share	$0.11	$0.13	$0.31	$0.36

The computation of Diluted Net income per share for the three and nine months ended October 1, 2011, excludes the effects of stock options, RSUs and ESPP shares aggregating 4.4 million and 3.9 million shares, respectively, as they are antidilutive. The computation of diluted net income per share for the three and nine months ended October 2, 2010, excludes the effects of stock options, RSUs and ESPP shares aggregating 2.0 million and 3.1 million shares, respectively, as they are antidilutive. Stock options, RSUs and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position. Stock options and RSUs that are antidilutive in the third quarter of fiscal 2011 could become dilutive in the future.

Note 4 - Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	October 1, 2011	January 1, 2011
Short-term marketable securities:
Maturities of less than five years	$62,316	$63,836
Long-term marketable securities:
Maturities of more than ten years	7,389	10,232
Total marketable securities	$69,705	$74,068

The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	October 1, 2011	January 1, 2011
Short-term marketable securities:
Corporate and government bonds and notes and commercial paper	$62,316	$63,836
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	7,389	10,232
Total marketable securities	$69,705	$74,068

The following table summarizes the composition of our auction rate securities (in thousands):

	October 1, 2011			January 1, 2011
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$8,300	$7,389	AAA	$11,600	$10,232	AAA
Total auction rate securities	$8,300	$7,389		$11,600	$10,232

On March 29, 2011, the Company sold student loan auction rate securities, with a par value of $3.3 million and an estimated fair value of $2.8 million, for $3.3 million, reported a gain of $0.6 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive income, in the first quarter of fiscal 2011. At October 1, 2011, due to continued multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company are classified as Long-term marketable securities. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program ("FFELP"). The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available.

Note 5 - Fair Value of Financial Instruments (in thousands):

	Fair value measurements as of October 1, 2011				Fair value measurements as of January 1, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$62,316	$62,316	$—	$—	$63,836	$63,836	$—	$—
Long-term marketable securities	7,389	—	—	7,389	10,232	—	—	10,232
Foreign currency forward exchange contracts	9	—	9	—	—	—	—	—
Total fair value of financial instruments	$69,714	$62,316	$9	$7,389	$74,068	$63,836	$—	$10,232

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

During the nine months ended October 1, 2011 and October 2, 2010, the following changes occurred in our Level 3 instruments (in thousands):

	Nine Months Ended
	October 1, 2011	October 2, 2010
Beginning fair value of Long-term marketable securities	$10,232	$12,939
Fair value of securities sold or redeemed	(2,843)	(3,220)
Ending fair value of Long-term marketable securities	$7,389	$9,719

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized loss of less than $0.1 million during the nine months ended October 1, 2011 on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive income. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income. In addition, during the nine months ended October 1, 2011, the Company realized a gain of $0.6 million related to the sale of a portion of its Long-term marketable securities portfolio. If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive income or the previously reported other-than-temporary impairment charge.

Note 6 - Inventories (in thousands):

	October 1, 2011	January 1, 2011
Work in progress	$24,721	$25,516
Finished goods	10,400	11,817
Total inventories	$35,121	$37,333

Note 7 - Goodwill:

Goodwill is recorded when consideration paid under an acquisition accounted for as a business combination exceeds the fair value of the net tangible and intangible assets acquired. We do not amortize goodwill, but instead test for impairment annually or more frequently if certain triggering events or changes in circumstances indicate that the carrying value may not be recoverable.

As of October 1, 2011, Goodwill was $0.9 million, all of which resulted from the acquisition of substantially all of the assets of Rise Technology Development Limited ("Rise"), a Hong Kong company, and its subsidiary, APAC IC Layout Consultants, Inc. (“APAC IC”), a Manila, Philippines based company engaged in engineering layout and design services.  The acquisition of Rise and APAC IC, which was completed on July 15, 2011, is part of the Company's effort to improve its research and development and operations activities, reduce costs and streamline its supply chain for improved predictability and flexibility.  The Company allocated the purchase price of the acquisition in accordance with the guidance of ASC 820, “Business Combinations”, which resulted in recording the majority of the purchase price to Goodwill. The Company has not disclosed the purchase price allocation or proforma information as the acquisition was immaterial to the Condensed Consolidated Financial Statements.

Note 8 - Changes in Stockholders' Equity and Comprehensive Income (in thousands):

	Common stock	Paid-in capital	Treasury stock	Accumu- lated deficit	Accumu- lated other compre- hensive income	Total
Balances, January 1, 2011	$1,179	$630,184	$—	$(313,140)	$499	$318,722
Net income for the nine months ended October 1, 2011	—	—	—	37,287	—	37,287
Unrealized loss, net, related to marketable securities	—	—	—	—	(8)	(8)
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	(133)	(133)
Translation adjustments	—	—	—	—	(61)	(61)
Comprehensive income	—	—	—	—	—	37,085
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of taxes)	18	4,169	—	—	—	4,187
Stock repurchase	—	—	(12,789)	—	—	(12,789)
Retirement of treasury stock	(22)	(12,767)	12,789	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	4,768	—	—	—	4,768
Balances, October 1, 2011	$1,175	$626,354	$—	$(275,853)	$297	$351,973

On October 21, 2010, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. In connection with this stock repurchase program, the Company entered into a 10b5-1 plan. During the three and nine months ended October 1, 2011 approximately 850,800 and 2,150,800 shares were repurchased for $4.8 million and $12.8 million, respectively. During fiscal 2010, approximately 371,000 shares were repurchased for $2.0 million. All shares repurchased under this program were retired by October 1, 2011. All repurchases have and will be open market transactions and funded from available working capital. The number of shares that will be repurchased in the future will depend on market conditions, including the price of the common stock. The program ended by its terms October 26, 2011.

Note 9 - Income Taxes:

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2008, 2002 and 2005, respectively. We have federal net operating loss carryforwards that expire at various dates between 2023 and 2029. We have state net operating loss carryforwards that expire at various dates from 2011 through 2030. We also have federal and state credit carryforwards, some of which do not expire, with the remainder expiring at various dates from 2011 through 2031. We have provided a valuation allowance equal to our net federal and state deferred tax assets as we have not met the more-likely-than-not realization threshold for deferred tax asset recognition. We evaluate both positive and negative evidence to determine if some or all of our deferred tax assets should be recognized on a quarterly basis. In future periods, if we determine that we are more-likely-than-not to realize some or all of our deferred tax assets, we will recognize a deferred tax asset and a benefit in the period in which such determination is made. As of October 1, 2011, the net deferred tax asset relates to foreign jurisdictions where we have concluded it is more-likely-than-not that we will realize the net deferred tax assets in future periods.

The Internal Revenue Service (“IRS”) examined our income tax returns for 2001 and 2002, and issued proposed adjustments of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. We reached an agreement regarding the acquisition costs during the three months ended March 29, 2008. We made a payment of $0.3 million related to this settlement agreement. On May 23, 2008, the Company filed a petition with the Tax Court seeking a redetermination of the prepaid expense adjustment.  On May 9, 2011 the United States Tax Court ruled that the IRS did not err in denying the Company's request to change its accounting method with respect to prepaid expenses and held that the Company was not allowed a deduction for prepaid expenses on its 2002 tax return. During the quarter ended October 1, 2011, the Company decided not to pursue further litigation with regard to the prepaid expense adjustment and settled with the IRS. As a result, the Company paid $1.0 million in October 2011 related to disallowed prepaid expense deductions and the corresponding carry back of those deductions to the 1999 and 2000 tax returns through a net operating loss carry back. The amount paid was fully reserved. A benefit of approximately $0.9 million has been recognized in the three months and nine months ended October 1, 2011 for the reversal of uncertain tax positions and related interest for the years effectively settled.

We are not currently under examination in any tax jurisdictions.

We believe that it is reasonably possible that $0.4 million of unrecognized tax benefits and $0.1 million of associated interest and penalties could significantly change during the next twelve months. The $0.5 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to federal research and development credits and uncertain income tax positions related to foreign tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

We are paying foreign income taxes, which are reflected in the (Benefit) provision for income taxes in our Condensed Consolidated Statements of Operations and are primarily related to the cost of operating an offshore research and development subsidiary and sales subsidiaries. We are not currently paying federal income taxes and do not expect to pay such taxes until the benefits of our tax net operating losses are fully utilized. We expect to pay a nominal amount of state income tax. We accrue interest and penalties related to uncertain tax positions in the (Benefit) provision for income taxes.

Note 10 - Restructuring:

During 2011, the Company's Board of Directors adopted a restructuring plan to more efficiently implement the Company's product development strategy and to better align the Company's corporate strategy with the Company's sales resources (the “2011 restructuring plan”). In connection with the 2011 restructuring plan, the Company will reduce and refocus its headcount at certain of its research and development facilities, including Pennsylvania and Shanghai, China, and streamline its supply chain activities at its headquarters for reduced operational costs, improved predictability and flexibility. Part of the 2011 restructuring plan includes extending silicon development capabilities, planning and logistics activities by locating personnel in Manila, Philippines. The 2011 restructuring plan will be substantially implemented during 2011, with a total projected restructuring charge of approximately $7.6 million through the first quarter of fiscal 2012, of which $5.8 million was recorded in the first nine months of fiscal 2011.

During fiscal 2009, we initiated a restructuring plan ("2009 restructuring plan") to lower operating expenses primarily by reducing headcount, reducing occupancy in certain leased facilities and to transfer inventory management, order fulfillment, and direct sales logistics from our headquarters in Oregon to a third party contractor in Singapore. In addition, the Company established an operations center in Singapore to transfer some of its supply chain activities from the Company’s headquarters in Oregon. As part of the 2011 restructuring plan, we updated our estimate of the remaining severance and lease loss reserve for the 2009 restructuring plan. This resulted in a credit to Restructuring charges in the first quarter of fiscal 2011 of $0.8 million, primarily for re-occupying certain leased facilities.

At October 1, 2011, our Condensed Consolidated Balance Sheet included an accrual of $1.9 million related to severance and related expenses under the provisions of the 2011 restructuring plan. In addition, our Condensed Consolidated Balance

Sheet included an accrual of $0.1 million related to operating lease commitments under the provisions of the restructuring plan we initiated in 2005.

The following table displays the activity related to all restructuring plans described above (in thousands):

	Balance at January 1, 2011	Charged to expense during nine months ended October 1, 2011	Paid or settled	Adjustments to reserve	Balance at October 1, 2011
Severance and related costs	$175	$5,497	$(3,279)	$(444)	$1,949
Lease loss reserve	1,014	6	(170)	(743)	107
Other	13	691	(679)	(25)	—
Total restructuring plans	$1,202	$6,194	$(4,128)	$(1,212)	$2,056

Total Restructuring charges included in our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Severance and related costs	$1,563	$67	$5,053	$3
Lease loss reserve	(109)	12	(737)	38
Other	306	—	666	—
Total restructuring charges	$1,760	$79	$4,982	$41

We cannot be certain as to the actual amount of any remaining restructuring charges, changes in original estimates or the timing of their recognition for financial reporting purposes.

Note 11 - Stock-Based Compensation:

Total stock-based compensation expense included in our Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Line item:
Cost of products sold	$128	$76	$341	$235
Research and development	689	468	2,039	1,388
Selling, general and administrative	870	489	2,285	1,882
Restructuring charges	—	—	103	—
Total stock-based compensation	$1,687	$1,033	$4,768	$3,505

Note 12 - Legal Matters:

On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (“John”) against Lattice Semiconductor Corporation in the U.S. District Court for the Eastern District of Texas, Marshall Division. John seeks an injunction, unspecified damages, and attorneys' fees and expenses. The Company filed a request for re-examination of the patent by the United States Patent and Trademark Office (“PTO”), which was granted by the PTO, and the re-examination has concluded. The litigation was stayed pending the results of the re-examination. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to us. The Company believes it possesses defenses to these claims and intends to vigorously defend this litigation.

On July 20, 2010, Intellitech Corporation (“Intellitech”) filed a patent infringement lawsuit against the Company, Altera Corporation and Xilinx, Inc. in the U.S. District Court for the District of Delaware, seeking unspecified damages. On August

27, 2011 the Company and Intellitech entered into an agreement to resolve this litigation.

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a patent infringement lawsuit against the Company, Altera Corporation and Microsemi Corporation in the U.S. District Court for the District of Delaware, seeking unspecified damages. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to us. The Company believes it possess defenses to these claims and intends to vigorously defend this litigation.

On September 16, 2011, Commonwealth Research Group, LLC ("Commonwealth") filed a patent infringement against the Company and nineteen other semiconductor companies in the U.S. District Court for the district of Delaware, seeking unspecified damages. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to us. The Company believes it possess defenses to these claims and intends to vigorously defend this litigation.

We are also exposed to certain other asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity or our financial results.

Note 13 - Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area based on ship-to location was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
United States:	$11,038	14%	$8,884	12%	$34,255	14%	$26,772	12%
Export revenue:
Asia Pacific (primarily China and Taiwan)	40,431	50	42,118	55	128,210	52	122,036	54
Europe	16,656	20	13,691	17	52,977	21	40,465	18
Japan	11,826	14	10,876	14	28,350	11	30,264	14
Other Americas	1,769	2	1,568	2	4,404	2	5,151	2
Total export revenue	70,682	86	68,253	88	213,941	86	197,916	88
Total revenue	$81,720	100%	$77,137	100%	$248,196	100%	$224,688	100%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the nine months ended October 1, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, auction rate securities, goodwill, deferred income taxes and liabilities, accrued liabilities (including restructuring charges and accrual for bonus arrangements), income taxes, deferred income and allowances on sales to certain sell-through distributors, forward exchange contracts, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

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
In September 2011, the FASB issued amended guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. This guidance will be effective for reporting periods beginning after December 15, 2011. We are in the process of evaluating the financial and disclosure impact of this guidance. We do not anticipate a material impact on our Consolidated Financial Statements as a result of the adoption of this amended guidance.

Results of Operations

Revenue

Key elements of our Condensed Consolidated Statements of Operations were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
Revenue	$81,720	100.0%	$77,137	100.0%	$248,196	100.0%	$224,688	100.0%

Gross margin	47,854	58.6	45,586	59.1	148,134	59.7	133,984	59.6
Research and development	16,999	20.8	14,814	19.2	55,770	22.5	44,654	19.9
Selling, general and administrative	16,809	20.6	15,818	20.5	51,717	20.8	47,621	21.2
Restructuring charges	1,760	2.2	79	0.1	4,982	2.0	41	—
Income from operations	$12,286	15.0%	$14,875	19.3%	$35,665	14.4%	$41,668	18.5%

Revenue for the three months and nine months ended October 1, 2011 increased to $81.7 million and $248.2 million, respectively, compared to $77.1 million and $224.7 million for the three months and nine months ended October 2, 2010, respectively. Revenue growth was primarily attributed to an increase in our New products and in the Industrial and other end market.

Revenue by Product Line

FPGA and PLD revenue increased in the third quarter and first nine months of fiscal 2011 when compared to the third quarter and first nine months of fiscal 2010. There was a 10% increase in FPGA units sold and a 6% increase in revenue in the third quarter of fiscal 2011 when compared to the third quarter of fiscal 2010. There was a 10% increase in PLD units sold and a 6% increase in revenue in the third quarter of fiscal 2011 when compared to the third quarter of fiscal 2010.

The composition of our revenue by product line for the third quarter and first nine months of fiscal 2011 and 2010 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
FPGA	$26,180	32%	$24,715	32%	$85,261	34%	$72,737	32%
PLD	55,540	68	52,422	68	162,935	66	151,951	68
Total revenue	$81,720	100%	$77,137	100%	$248,196	100%	$224,688	100%

Revenue by End Market

Revenue from the Industrial and other end market increased 30% and 40% for the third quarter and first nine months of fiscal 2011, respectively, when compared to the third quarter and first nine months of fiscal 2010. Revenue from the Consumer end market increased 21% and 17% for the third quarter and first nine months of fiscal 2011, respectively, when compared to the third quarter and first nine months of fiscal 2010. By contrast, revenue in the Communications end market decreased 7% and 1% for the third quarter and first nine months of fiscal 2011, respectively, when compared to the same periods in the prior year and accounted for approximately 44% and 50% of our total revenue for the quarters ended October 1, 2011 and October 2, 2010, respectively. We expect that a significant portion of our revenue will continue to be dependent on the health of the Communications end market, which is in the midst of a downtrend.

The composition of our revenue by end market for the third quarter and first nine months of fiscal 2011 and 2010 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
Communications	$36,288	44%	$38,954	50%	$111,824	45%	$112,791	50%
Industrial and other	25,432	31	19,575	26	76,307	31	54,668	24
Computing	10,305	13	10,590	14	32,089	13	33,229	15
Consumer	9,695	12	8,018	10	27,976	11	24,000	11
Total revenue	$81,720	100%	$77,137	100%	$248,196	100%	$224,688	100%

Revenue by Product Classification

Revenue for New products increased 11% and 23%, respectively, for the third quarter and first nine months of fiscal 2011, compared to the third quarter and first nine months of fiscal 2010. New product revenue increased primarily due to an increase in unit sales and an increase in average selling price. Revenue for Mainstream products decreased 13% and 7% for the third quarter and first nine months of fiscal 2011, respectively, when compared to the third quarter and first nine months of fiscal 2010. Mainstream product revenue decreased due to a decrease in both average selling price and in unit sales. The increase in average selling price for New products and the decrease in average selling price for Mainstream products resulted from changes in product mix and end customer mix. Mature product revenue increased 23% and 13% for the third quarter and first nine months of fiscal 2011, respectively, compared to the third quarter and first nine months of fiscal 2010. Mature product revenue increased primarily due to an increase in units sold partially offset by a decrease in average selling price.

The composition of our revenue by product classification for the third quarter and first nine months of fiscal 2011 and 2010 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
New *	$39,363	48%	$35,304	46%	$116,937	47%	$95,174	42%
Mainstream *	21,830	27	25,099	32	71,230	29	76,284	34
Mature *	20,527	25	16,734	22	60,029	24	53,230	24
Total revenue	$81,720	100%	$77,137	100%	$248,196	100%	$224,688	100%

* Product Classifications:

New:	LatticeECP3, LatticeXP2, LatticeECP2/M, MachXO, Power Manager II, ispClockA/D/S, ispMACH 4000ZE
Mainstream:	ispXPLD, ispGDX2, ispMACH 4000/Z, ispXPGA, LatticeSC, LatticeECP, LatticeXP, ispClock, Power Manager I, Software and IP
Mature:	FPSC, ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-volt CPLDs, GDX/V, ispMACH 4/LV, all SPLDs
* Product categories are modified as appropriate relative to our portfolio of products and the generation within each major product family. New products consist of our latest generation of products, while Mainstream and Mature are older or based on unique late stage customer-based production needs. Generally, product categories are adjusted every two to three years, at which time prior periods are reclassified to conform to the new categorization. No adjustments were made in the third quarter of fiscal 2011.

Revenue by Geography

Domestic revenue accounted for 14% of total revenue for the three and nine months ended October 1, 2011, whereas export revenue was 86% of total revenue. Domestic revenue accounted for 12% of total revenue for the three and nine months ended October 2, 2010, whereas export revenue was 88% of total revenue. We believe the export market to the Asia Pacific region will remain the primary source of our revenue due to more favorable business conditions and a continuing trend towards outsourcing of manufacturing by North American and European customers to the Asia Pacific region.

The composition of our revenue by geography, based on ship-to location, is as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
United States:	$11,038	14%	$8,884	12%	$34,255	14%	$26,772	12%
Export revenue:
Asia Pacific (primarily China and Taiwan)	40,431	50	42,118	55	128,210	52	122,036	54
Europe	16,656	20	13,691	17	52,977	21	40,465	18
Japan	11,826	14	10,876	14	28,350	11	30,264	14
Other Americas	1,769	2	1,568	2	4,404	2	5,151	2
Total export revenue	70,682	86	68,253	88	213,941	86	197,916	88
Total revenue	$81,720	100%	$77,137	100%	$248,196	100%	$224,688	100%

Termination of Avnet Inc. ("Avnet") global franchise agreement

On August 28, 2011, our global franchise agreement with Avnet terminated, however, we have mutually agreed to terms for the transition of inventory through December 31, 2011. Revenue from Avnet made up approximately 20% of our total revenue for the first nine months of fiscal 2011, and 17% of our total revenue for the year ended January 1, 2011. We do not expect a significant disruption in our ability to service customers as a result of this change. We continue to serve our end customers with a network that includes a global distributor, regional distributors, manufacturer's representatives, and our direct sales team.

Gross Margin and Operating Expenses

Our gross margin percentage was 58.6% and 59.7% in the third quarter and first nine months of fiscal 2011, respectively, compared to 59.1% and 59.6% in the third quarter and first nine months of fiscal 2010, respectively. The decrease in gross margin percentage for the third quarter of 2011, as compared to the third quarter of 2010, was partly attributed to product mix as New products accounted for 48% of revenue in the third quarter of 2011 compared to 46% in the comparable quarter of 2010, and an increase in gold and yield related costs. The increase in gross margin percentage when the first nine months of 2011 is compared to the same period in 2010 was primarily attributed to product mix as revenue from the Industrial and other end market increased 40%. New products typically have lower gross margins than products in other product classifications.

Research and development expense was $17.0 million and $55.8 million in the third quarter and first nine months of fiscal 2011, respectively, compared to $14.8 million and $44.7 million in the third quarter and first nine months of fiscal 2010, respectively. Research and development expenses consist primarily of personnel, masks, engineering wafers, third-party design automation software, test equipment and tooling depreciation, and qualification expenses. The increase in fiscal 2011 compared to fiscal 2010 was primarily a result of an increase in labor costs, engineering mask and wafer costs, purchased outside services, depreciation costs, and time based license costs. We believe that a continued commitment to research and development is essential to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 65nm, mask and engineering wafer costs become increasingly more expensive and will therefore represent a greater proportion of total research and development expenses.

Selling, general and administrative expense was $16.8 million and $51.7 million for the third quarter and first nine months of fiscal 2011, respectively, compared to $15.8 million and $47.6 million in the third quarter and first nine months of fiscal 2010, respectively. This increase in fiscal 2011 compared to fiscal 2010 was a result of an increase in labor related costs, sales commission costs, legal costs and marketing related costs.

During 2011, the Company's Board of Directors adopted a restructuring plan to more efficiently implement the Company's product development strategy and to better align the Company's corporate strategy with the Company's sales resources (the “2011 restructuring plan”). In connection with the 2011 restructuring plan, the Company will reduce and refocus its headcount at certain of its research and development facilities, including Pennsylvania and Shanghai, China, and streamline its supply chain activities at its headquarters for reduced operational costs, improved predictability and flexibility. Part of the 2011 restructuring plan includes extending silicon development capabilities, planning and logistics activities by locating personnel in Manila, Philippines, which is expected to initially increase certain supply chain and research and development costs, until transition is fully implemented. In addition, during the third quarter of 2011 the Company incurred restructuring costs related to outsourcing certain non-core information technology services. The 2011 restructuring plan will be substantially implemented during 2011, with a total projected restructuring charge of approximately $7.6 million through the first quarter of fiscal 2012, of which $5.8 million was recorded in the first nine months of fiscal 2011.

The Company also implemented restructuring plans during the fiscal years 2009 ("2009 restructuring plan") and 2005 ("2005 restructuring plan"). In connection with the 2009 restructuring plan, a credit of $0.8 million was recorded in the first quarter of fiscal 2011, primarily due to a change in original estimates of lease and severance and related costs. In connection with the 2005 restructuring plan, a credit of $0.1 million was recorded in the third quarter of fiscal 2011, primarily due to a change in original estimates of lease related costs.

Other income, net

The following table summarizes the activity in Other income, net (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Interest income	$218	$300	$820	$751
(Loss) gain primarily related to sale of marketable securities, net	(69)	409	385	469
Gain on sale of excess real estate	—	—	—	720
Gain (loss) on foreign exchange transactions and other, net	99	(40)	(26)	(24)
Total other income, net	$248	$669	$1,179	$1,916

The decrease in Other income, net in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 resulted from a gain on the sale of excess real estate that was recorded in the second quarter of fiscal 2010 while no comparable transaction occurred in fiscal 2011. The decrease in Other income, net in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 resulted from a gain on the sale of auction rate securities that was recorded in the third quarter of fiscal 2010 while no comparable transaction occurred in the third quarter of fiscal 2011. Interest income increased in fiscal 2011 compared to fiscal 2010 primarily related larger invested balances. Interest income decreased in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 primarily due to lower yields on invested balances.

(Benefit) provision for income taxes

We are paying foreign income taxes, which are reflected in the (Benefit) provision for income taxes in our Condensed Consolidated Statements of Operations and are primarily related to the cost of operating an offshore research and development subsidiary and sales subsidiaries. We are not currently paying federal income taxes and do not expect to pay such taxes until the benefits of our tax net operating loss carryforwards are fully utilized. During the period ended October 1, 2011 the Company decided not to pursue further litigation with regards to the prepaid expense adjustment and settled with the IRS. As a result of this decision, the Company paid $1.0 million in October 2011 related to disallowed prepaid expense deductions and the corresponding carry back of those deductions to the 1999 and 2000 tax returns through a net operating loss carry back. The amount paid was fully reserved. A benefit of approximately $0.9 million has been recognized in the three months and nine months ended October 1, 2011 for the reversal of uncertain tax positions and related interest for the years effectively settled.

As a result of our recent positive operating results in 2010 and thus far in 2011, and our expectations for the future, we may release a portion or all of our allowance on our deferred tax assets in the near future. We expect to pay a nominal amount of state income tax. We accrue interest and penalties related to uncertain tax positions in the Provision for income taxes.

Liquidity and Capital Resources

Financial Condition Sources and Uses of Cash (in thousands):

	Nine Months Ended
	October 1, 2011	October 2, 2010
Net cash provided by operating activities	$44,119	$64,288
Net cash used in investing activities	(4,981)	(57,994)
Net cash (used in) provided by financing activities	(8,602)	4,271
Net increase in cash and cash equivalents	$30,536	$10,565

Operating Activities

Net cash provided by operating activities was $44.1 million in the first nine months of fiscal 2011, compared to $64.3 million in the first nine months of fiscal 2010. The decrease in comparable periods is primarily the result of the decrease in Net income from operations from $43.2 million in fiscal 2010 to $37.3 million in fiscal 2011, and the use of foundry advances of $11.4 million in fiscal 2010 and no such transaction in 2011. In addition, net cash was used for the increase of Inventory of $5.8 million in the first nine months of fiscal 2010 compared to cash provided by a decrease in inventory of $2.2 million in the first nine months of 2011. Finally, net cash was provided by an increase in Accounts payable and accrued expenses and Accrued payroll obligations in the first nine months of fiscal 2010 of $13.2 million, whereas net cash was provided by an increase in Accounts payable and accrued expenses and Accrued payroll obligations in the first nine months of fiscal 2011 of $6.7 million.

Investing Activities

Net cash used in investing activities decreased by $53.0 million in the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010 primarily due to sales of Short-term marketable securities and Long-term marketable securities exceeding purchases of Short-term marketable securities in the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010. The sale of Long-term marketable securities consisted of student loan auction rate securities with a par value of $3.3 million and an estimated fair value of $2.8 million for a gain of $0.6 million in the first quarter of fiscal 2011. Capital expenditures increased from $8.5 million in the first nine months of fiscal 2010, to $8.7 million in first nine months of fiscal 2011.

Financing Activities

Net cash used in financing activities increased by $12.9 million for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 due to the purchase of Treasury stock in the amount of $12.8 million in the first nine months of fiscal 2011 while no such purchases took place in the first nine months of fiscal 2010.

Liquidity

As of October 1, 2011, our principal source of liquidity was $267.2 million of Cash and cash equivalents and Short-term marketable securities, which were approximately $29.0 million more than the balance of $238.2 million at January 1, 2011. Working capital increased to $301.7 million at October 1, 2011 from $271.0 million at January 1, 2011.

We believe that our existing liquid resources and cash expected to be generated from future operations will be adequate to meet our operating, capital requirements and obligations for at least the next twelve months.

At October 1, 2011 and January 1, 2011, the Company held auction rate securities with a par value of $8.3 million and $11.6 million, respectively. On March 29, 2011, the Company sold student loan auction rate securities, with a par value of $3.3 million and an estimated fair value of $2.8 million for $3.3 million, reported a gain of $0.6 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive income. The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available. At October 1, 2011, due to continued multiple failed auctions and a determination of illiquidity, the fair value of auction rate securities held by the Company and classified as Long-term marketable securities was $7.4 million. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized loss of less than $0.1 million during the nine months ended October 1, 2011 on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive income. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income. In addition, during the nine months ended October 1, 2011, the Company realized a gain of $0.6 million related to the sale of a portion of its Long-term marketable securities portfolio.

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

On October 21, 2010, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program was twelve months. In connection with this stock repurchase program, the Company entered into a 10b5-1 plan. During the first nine months of fiscal 2011, approximately 2.2 million shares were repurchased for $12.8 million. During fiscal 2010, approximately 0.4 million shares were repurchased for $2.0 million. All shares repurchased under this program were retired by October 1, 2011. All repurchases were open market transactions and funded from available working capital. The number of shares that will be repurchased in the future will depend on market conditions, including the price of the common stock. The program ended by its terms October 26, 2011.

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

Contractual Obligations

There have been no significant changes to the Company's contractual obligations outside of the ordinary course of business in the first nine months of fiscal 2011 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended January 1, 2011.

Off-Balance Sheet Arrangements

As of October 1, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Market Risks

At October 1, 2011 and January 1, 2011, we held auction rate securities with a par value of $8.3 million and $11.6 million, respectively. At October 1, 2011, the auction rate securities held by us had an estimated fair value of $7.4 million. At January 1, 2011, the auction rate securities had an estimated fair value of $10.2 million. Our investments in auction rate securities are subject to interest rate and market risk. A hypothetical 10% movement in interest rates would not have a material impact on the fair value of the portfolio. If the market for our investment portfolio declines, our consolidated operating results may be negatively impacted.

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

On October 1, 2011, the Company had a forward contract to deliver 100 million yen by October 24, 2011. The contract was settled by that date.

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
On August 28, 2011, our global franchise agreement with Avnet will terminate, however, we have mutually agreed to terms for the transition of inventory through December 31, 2011. Revenue from Avnet made up approximately 20% of our total revenue for the nine months ended October 1, 2011, and 17% of our total revenue for the year ended January 1, 2011. We intend to serve the Avnet end customers through a network that includes a global distributor, regional distributors, manufacturer's representatives, and our direct sales team. If our end customers experience disruption in the supply of our products, or if our distributors and representatives are unable to provide technical support and other value-added service at least at historical levels, we may lose future sales and our financial results could be adversely affected.
At times, our sales are concentrated in a small number of distributors, which are in various international locations and of various financial strengths. Financial difficulties, inability to access capital markets, or other reasons, may affect our distributors' performance, which could materially harm our business and our operating results.
We rely on information technology systems and recently implemented a new enterprise-wide financial reporting system which may cause operating or reporting disruptions. The failure of these systems to function properly could result in business disruption.

We rely in part on various information technology ("IT") systems to manage our operations, including financial reporting,

and we regularly make changes to improve them as necessary. Consequently, we periodically implement new, or enhance existing, operational and IT systems, procedures and controls. For example, the Company converted to a new enterprise-wide financial reporting ("ERP") system which includes cloud computing and off-site infrastructure to improve processes, enhance the access and timeliness of critical business information and strengthen controls throughout the Company. We converted to this new system in October 2010. At October 1, 2011, we have almost completed configuration of a new customer management software application. These systems are subject to power and telecommunications outages or other general system failures. During the third quarter of 2011, the Company incurred restructuring costs related to outsourcing certain non-core IT services. Failure of our IT systems or difficulties in managing them could result in business disruption. Many companies have experienced operating or reporting disruptions when converting to a new ERP system or integrating the new systems with legacy systems, including limitations on a company’s ability to deliver and bill for customer shipments, maintain current and complete books and records, maintain an effective internal control environment, meet external reporting deadlines, or provide consistent and accurate analysis. While we have not yet experienced any significant disruptions to our business, we may encounter some unexpected aspects of the conversion, outsourcing, or new systems implementations that cause difficulty in the new reporting system which could adversely affect the Company’s business, results of operations and cash flows.

We may experience a disruption of our business activities related to the successful execution of the 2011 restructuring plan.

During 2011, the Company's Board of Directors adopted a restructuring plan (the “2011 restructuring plan”) to more efficiently implement the Company's product development strategy and to better align the Company's corporate strategy with the Company's sales resources to reduce development and operational costs and to streamline our supply chain for improved predictability and flexibility. Part of the 2011 restructuring plan includes extending silicon development capabilities, planning and logistics activities by locating personnel in Manila, Philippines, which is expected to initially increase certain supply chain and research and development costs, until transition is fully implemented. During the third quarter of 2011, the Company incurred restructuring costs related to outsourcing certain non-core IT services. We may experience disruption in our business activities as we execute our 2011 restructuring plan, and our relationships with employees, customers and suppliers could be adversely affected by these disruptions. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, the effects of outsourcing certain non-core IT services, or by our inability to adequately maintain our relationships with customers and suppliers. In addition, we may not achieve the cost reductions and other benefits we anticipate from the 2011 restructuring plan.

Global economic conditions and uncertainty, as well as the highly cyclical nature of the semiconductor industry, could adversely affect our revenue, gross margin and expenses, collectability of accounts receivable and supplier relationships, and ability to access capital markets.

Our revenue and gross margin can fluctuate significantly due to downturns in the general economy or the semiconductor industry. These downturns are often severe and prolonged and can result in significant reductions in the demand for PLD and FPGA products in markets in which we compete. Global economic weakness or cyclical downturns have previously resulted from periods of economic recession, reduced access to credit markets, weakening or strengthening of the U.S. dollar relative to other currencies, weak end-user demand, excess industry capacity, political instability, Government fiscal policy, sovereign debt, terrorist activity, military actions, or general reductions in inventory levels by customers, and may cause a decrease in revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and collect customer receivables. Such economic conditions had a negative impact on our results of operations during much of 2009. Although business conditions improved in 2010 and the first half of 2011, that trend appears to be slowing down or reversing. In addition, our relationships with our employees and suppliers and ability to access capital markets could be adversely affected. In addition, customer financial difficulties have previously resulted, and could result in the future, in increases in bad debt write-offs and additions to reserves in our accounts receivable. Global economic and cyclical downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

A downturn in the communications equipment end market could cause a reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

Historically the largest percentage of our revenue (approximately 45% of the first nine months of fiscal 2011 revenue) has been derived from customers participating in the communications equipment end market. In addition, during fiscal year 2009, the Company participated in the China 3G telecommunications network build-out by selling products used by two large telecommunication equipment providers (one of which was supported through distribution), which accounted for a combined

19% of our aggregate revenue. This is primarily due to strength in the wireless portion of the communications end market. For the 2010 fiscal year, the same two large telecommunication equipment providers accounted for a combined 12% of revenue. In the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. In addition, telecommunication equipment providers are building networks for 4G networks in which we compete. Any deterioration in the communication end market, our ability to compete for new solutions in future telecommunications solutions (e.g. 4G networks) or reduction in capital spending to support this end market could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations.

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

Our industry is characterized by increasingly frequent claims regarding patents and other intellectual property rights of others. We have been, and from time to time expect to be, notified of claims that we are infringing upon the intellectual property rights of others. For instance, we are exposed to certain asserted and unasserted potential claims, including the pending patent litigation brought against us by Lizy K. John, Intellectual Ventures I LLC and Intellectual Ventures II LLC, and Commonwealth as described in Item 1. Legal Proceedings, above. If any third party makes a valid claim against us, we could face significant liability and could be required to make material changes to our products and processes. In response to claims of infringement, we have incurred legal costs and committed management resources, and there can be no assurance that we would be successful in our defense against the claims. Any such litigation could result in a substantial diversion of management and financial resources, including legal costs incurred to defend claims, which by itself could have a material adverse effect on our financial condition and operating results. We may seek licenses under patents that we are alleged to be infringing; however, we may not be able to obtain a license on favorable terms, or at all, which could have an adverse effect on our operating results.

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

Our supply of assembled and tested products, all from the Asia Pacific region, could be interrupted, could experience increased costs or could be reduced, which may result in a shortage of products available for sale or increased costs.

We do not assemble our finished products or perform all testing of our products. Our finished silicon wafers are assembled and tested by independent contractors located in Indonesia, Japan, Malaysia, the Philippines, Singapore and South Korea. Economic, financial, social and political conditions in Asia have historically been volatile. Financial difficulties, the effects of currency fluctuation, governmental actions or restrictions, prolonged work stoppages, political unrest, war, natural disaster, cost of assembly materials such as gold, disease or any other difficulties experienced by our suppliers may disrupt our supply and could adversely affect our operating results.

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

Many other factors that could disrupt our supply of finished products are beyond our control. Because worldwide capacity for assembly and testing of semiconductor products is limited and inelastic, we could be harmed by significant industry-wide increases in overall demand or interruptions in supply. The assembly of complex packages requires a consistent supply of a variety of raw materials such as substrates, lead frames, gold and mold compound. The worldwide manufacturing capacity for these materials is also limited and inelastic. A significant industry-wide increase in demand, or interruptions in the supply of these materials to our assembly or test contractors, could adversely affect our operating results. Additionally, a future disruption of any of our assembly or test contractors’ operations as a result of a fire, earthquake, flooding, act of terrorism, political unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event could disrupt our supply of assembled and tested devices and could adversely affect our operating results.

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

We have made acquisitions in the past to execute on our business strategy which create uncertainty to our future operating results and cash flows. We may acquire products, technologies or businesses from third parties. An acquisition will require considerable management time, may divert time away from operations, require substantial cash resources, require us to incur or assume debt, and involve the issuance of the Company’s equity securities. On July 15, 2011, the Company completed the purchase of Rise Technology Development Limited ("Rise"), a Hong Kong company, and its subsidiary, APAC IC Layout Consultants, Inc. ("APAC IC"), a Manila, Philippines based company engaged in engineering layout and design services, for approximately $1.0 million, which includes all assets and liabilities of the entity. The acquisition of Rise and APAC IC is part of the Company's effort to improve its research and development and operations activities, reduce costs and streamline its supply chain for improved predictability and flexibility. In addition, the Company recorded Goodwill of $0.9 million in connection with the purchase of Rise and APAC IC. There is no assurance that Goodwill will be deemed recoverable as a result of an impairment test. The success of any acquisition, including Rise and APAC IC, requires the integration of products, technologies, personnel and administrative resources, and could result in departures of key personnel, equity dilution or acquisition of unknown liabilities. As a result, an acquisition could disrupt our operations and may have an adverse effect on our business, financial condition or operating results.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2(c). Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Month #1
July 3, 2011 through July 30, 2011	181,400	$6.24	181,400	$8,920,000
Month #2
July 31, 2011 through August 27, 2011	284,000	$5.51	284,000	$7,357,000
Month #3
August 28, 2011 through October 1, 2011	385,400	$5.49	385,400	$5,240,000
Total	850,800	$5.66	850,800	$5,240,000

On October 21, 2010, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program was twelve months. In connection with this stock repurchase program, the Company entered into a 10b5-1 plan. During the third quarter and first nine months of fiscal 2011, approximately 850,800 and 2,150,800 shares were repurchased for $4.8 million and $12.8 million, respectively. All shares repurchased under this program were retired by October 1, 2011. All repurchases were open market transactions and funded from available working capital. The number of shares that will be repurchased will depend on market conditions, including the price of the common stock. The program ended by its terms October 26, 2011.

ITEM 5.	OTHER INFORMATION

On August 31, 2011, Byron W. Milstead, the Company's Corporate Vice President, General Counsel and Secretary, established a rule 10b5-1 plan for shares of the Company's common stock as part of a personal investment diversification strategy. Rule 10b5-1 requires, among other things, that a trading plan be established only at a time when the officer is not aware of material, non-public information. The plan specifies the term of the plan, which will expire August 31, 2012, the number of shares to be sold, and the times and prices at which shares may be sold. If all conditions of the plan are met, up to 113,114 shares may be sold under the plan, which would equal approximately 55% of the aggregate number of shares, including vested and unvested equity awards, that Mr. Milstead holds as of October 31, 2011.

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

Date: November 4, 2011