Form 10-K
period 2011-12-31
LATTICE SEMICONDUCTOR CORP
filed 2012-03-12
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐        No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer [X]
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No [X]
Aggregate market value of voting stock held by non-affiliates of the registrant as of July 1, 2011	$614,681.648
Number of shares of common stock outstanding as of March 7, 2012	118,417.447
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the 2012 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

LATTICE SEMICONDUCTOR CORPORATION
FORM 10-K
ANNUAL REPORT

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about: programmable logic products being expected to simplify board management design and reduce development costs; customers using both PLD and FPGA architectures; our plan to introduce new FPGA, PLD and associated software design tool products and to reduce the manufacturing cost of our products; the increase of seasonal trends in our product revenue; our existing facilities being suitable and adequate for our future needs; the majority of our revenue being through our sell-through distributors; the completion of our global tax structure and expectations regarding taxes and tax adjustments; our expectations that a significant portion of our revenue will continue to be dependent on the communications end market and the growth of our revenue from this end market; the Asia Pacific market being the primary source of our revenue; our ability to continue to serve our customers after the termination of our relationship with Avnet; the benefits of our purchase of APAC IC and SiliconBlue; our plans to sell our auction rate securities; the costs and benefits of our restructuring plans; the impact of new accounting pronouncements; our making significant future investments in research and development and the increase of mask and engineering wafer costs; and our beliefs concerning the adequacy of our liquidity and ability to meet our operating and capital requirements and obligations.

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

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2011, 2010, 2009 and 2007 were 52-week years and ended December 31, 2011, January 1, 2011, January 2, 2010 and December 29, 2007, respectively. Our fiscal 2008 was a 53-week year and ended on January 3, 2009. Our fiscal 2012 will be a 52-week year and will end on December 29, 2012. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

Programmable Logic Market Background

Three principal types of digital integrated circuits are used in most electronic systems: microprocessors, memory and logic. Microprocessors are used for control and computing tasks, memory is used to store programming instructions and data, and logic is employed to manage the interchange and manipulation of digital signals within a system.

Logic circuits are found in a wide range of today's digital electronic equipment, including communications, computing, consumer, industrial, automotive, medical, and military systems. The logic market encompasses general purpose logic semiconductor products, which include programmable logic devices, and application-specific semiconductor products, which include application-specific integrated circuits (“ASICs”) (custom devices for a single user) and application-specific standard products (“ASSPs”) (standardized logic devices marketed to multiple users). According to research from IHS iSuppli1, the general purpose logic and application-specific semiconductor product categories combined accounted for approximately 37% of the estimated $313 billion worldwide semiconductor market in 2011.

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

According to IHS iSuppli2, the programmable logic market was approximately $4.9 billion in 2011. Within this market, there are two main markets; field programmable gate arrays (“FPGA”) and programmable logic devices (“PLD”), each representing a distinct silicon architectural approach to programmable logic. In 2011, FPGA was a $4.3 billion market2 while PLD was a $0.6 billion market.2 Products based on the two alternative programmable logic architectures are generally best suited for different types of logic functions, although many logic functions can be implemented using either architecture. FPGAs are characterized by a narrow-input logic cell and use a distributed interconnect scheme. FPGAs may also contain dedicated blocks of fixed circuits such as memory, high-speed input/output interfaces or processors. PLDs are traditionally characterized by a regular building block structure of wide-input logic cells, called macrocells, and use a centralized logic interconnect scheme. Although FPGAs and PLDs are typically suited for use in distinct types of logic applications, we believe that a substantial portion of programmable logic customers utilize both FPGA and PLD products. In addition, mixed signal PLDs that combine digital and analog features are growing in popularity.

[1]	IHS iSuppli, “Competitive Landscaping Tool (CLT) Q4 2011,” Nov. 17, 2011

[2]	IHS iSuppli, “Core Silicon Q4 2011 Market Tracker & Component AMFT,” Jan. 30, 2012

Lattice Products

Lattice actively participates in both the FPGA and PLD (which includes the growing mixed signal PLD) markets. We strive to meet our customers' needs by offering innovative and differentiated solutions that include not only silicon devices, but also design tools and intellectual property. A brief overview of our key products follows.

FPGA Products

During fiscal 2011, 34% of our revenue was derived from FPGA products, compared to 33% in 2010 and 33% in 2009. In the future, we plan to introduce new FPGA families in high-growth market niches where we believe that we have sustainable and differentiated positions.

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

Introduced in February 2009, the fourth generation LatticeECP3 FPGA family is particularly well suited for deployment in wireless infrastructure and wireline access equipment, as well as video and imaging applications. All four generations of the LatticeECP family are manufactured using our foundry partner Fujitsu Limited's (“Fujitsu”) advanced process technologies. In November 2011, we announced the next generation LatticeECP4 FPGA family that builds on the LatticeECP3 family by bringing premium features to mainstream customers while maintaining low power and low cost.

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

The key features of our selected FPGA families are described in the table below:

FPGA Family	Year Introduced	Process Technology (nm)	Operating Voltage	Logic (K LUTs)	SERDES Channels	Max RAM (Mb)	I/O Pins (#)
LatticeECP3 TM	2009	65	1.2	17-149	4-16	7.2	116-586
LatticeXP2 TM	2007	90	1.2	5-40	—	1.0	86-540

PLD Products

During fiscal 2011, 66% of our revenue was derived from PLD products, compared to 67% in fiscal 2010 and 67% in fiscal 2009. We currently offer the industry's broadest line of PLDs based on our numerous families of ispLSI®, ispMACH®, GAL®, MachXO, and iCE products.

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

In November 2010, Lattice introduced its MachXO2 PLD family. Built on a low power 65-nm process featuring embedded Flash technology, the MachXO2 family delivers a 3X increase in logic density, a 10X increase in embedded memory and more than a 100X reduction in static power than the MachXO PLD family. In addition, several popular functions used in low-density PLD applications, such as User Flash Memory (UFM), I2C, SPI and timer/counter, have been hardened into the MachXO2 devices, providing designers a “Do-it-All-PLD” for high volume, value orientated applications.

Designed for a broad range of low density applications, the MachXO and MachXO2 PLD families are used in a variety of end markets including consumer, communications, computing, industrial and medical.

The key features of our selected PLD families are described in the table below:

PLD Family	Year Introduced	Process Technology (nm)	Operating Voltage	Logic (Macrocells)	I/O Pins (#)
MachXO2	2010	65	3.3/2.5/1.2	128-3,432	19-335
MachXO	2005	130	3.3/2.5/1.8/1.2	128-1,140	73-271
Lattice iCE40TM	2011	40	1.2	320-8,096	25-222
ispMACH 4000ZE	2008	180	1.8	32-256	32-108
ispMACH 4000Z	2003	180	1.8	32-256	32-128

Note: MachXO, MachXO2, and iCE40 implement logic using look-up tables. The figures shown are the macrocell equivalents.

Lattice iCE Ultra-Low Power PLD Devices

In December 2011, Lattice acquired SiliconBlue Technologies Ltd., (a Cayman Islands exempted company ("SiliconBlue")), a pioneer and leader in Custom Mobile DeviceTM solutions for the consumer handheld market. Lattice is now able to offer customers the mobile-targeted iCE40 and iCE65 products.
Utilizing a single chip, ultra-low power programmable logic fabric, the iCE40 and iCE65 families enable mobile device designers to quickly add features to their mobile platform in areas such as connectivity, memory / storage, sensor management, and video / imaging. Lattice iCE products offer designers of handheld, battery-based consumer devices a programmable logic solution that delivers design flexibility and fast time-to-market benefits coupled with features that address their power, logic capacity, cost, and small form factor requirements.
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

The Platform Manager™ family is Lattice's third-generation mixed-signal device family. The programmable Platform Manager devices are expected to simplify board management design significantly by integrating programmable analog and logic to support many common functions, such as power management, digital housekeeping and glue logic. By integrating these support functions, Platform Manager devices can not only reduce the cost of these functions compared to traditional approaches, but also can improve system reliability and provide a high degree of design flexibility that minimizes the risk of circuit board re-spins.

Software Development Tools and Intellectual Property Cores

Our FPGA and PLD products are supported by the Lattice Diamond™ design and development tool suite. Our mixed signal products are supported by PAC-Designer® software. Supporting Windows and Linux platforms, Diamond software allows our customers to easily enter, verify and synthesize a design, perform logic simulation and timing analysis, assign I/O pins, designate critical paths, debug, execute automatic timing-driven place and route tasks, and download a logic and I/O configuration to our devices. Lattice will continue to support its ispLEVER tool suite for FPGA design while transitioning its FPGA customer base to the Diamond design environment.

In April 2011, Lattice announced Version 1.2 of its Lattice Diamond FPGA design software. Lattice Diamond software provides a complete set of powerful tools, efficient design flows, and modern user interface that enable designers to more quickly target low power, cost sensitive FPGA applications. In addition to features that improved ease of use and increased user productivity, version 1.2 included updated data and additional package options for the MachXO2 Family.

Lattice Diamond software Version 1.3 was announced in July 2011. It includes, in addition to features to improve ease of use and increase user productivity, clock jitter analysis, integration with PAC-Designer ® tool suite for support of the Platform Manager device family, and final data for the MachXO2-1200 device.

Lattice Diamond software Version 1.4 was announced in December 2011. It includes, in addition to features to improve ease of use and increase user productivity for design exploration, final data support for the entire MachXO2 family, and initial support for the newly announced LatticeECP4 device family. LatticeECP4 support is extended to select early access program customers.

Synopsys' Synplify Pro advanced FPGA synthesis is included for all operating systems supported, and Aldec's Active-HDL Lattice Edition II simulator is included for Windows. In addition to the tool support for Lattice devices provided by the OEM versions of Synplify Pro and Active-HDL, Lattice devices are also supported by the full versions of Synopsys Synplify Pro and Aldec Active-HDL. Mentor Graphics ModelSim SE is also supported.

Lattice's IP core program (LatticeCORE™) assists our customers' design efforts by providing pre-tested, reusable functions that can be easily utilized, allowing our customers to focus on their unique system architectures. These IP cores eliminate the need to “re-invent the wheel” by providing many industry-standard functions, including PCI Express, DDR, Ethernet, CPRI, OBSAI, 7:1 LVDS, and embedded microprocessors.

Product Development

We place substantial emphasis on new product development and believe that continued investment in this area is required to maintain and improve our competitive position. Our product development activities emphasize new proprietary products, advanced packaging, enhancement of existing products and process technologies, and improvement of software development tools. Product development activities occur primarily in: Hillsboro, Oregon; San Jose, California; Downers Grove, Illinois; Shanghai, China; and Manila, Philippines.

Research and development expenses were $71.9 million in 2011, $60.3 million in 2010 and $56.1 million in 2009. We expect to continue to make significant future investments in research and development. During fiscal 2011, we consolidated our research and development activities and established an engineering development center in the Philippines as part of a 2011 restructuring plan. See discussion under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” for more information on our 2011 restructuring plan.

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

We rely on a third party vendor to provide cost-effective and efficient supply chain services. Among other activities, these outsourced services relate to direct sales logistics, including order fulfillment, inventory management and warehousing, and distribution of inventory to third party distributors. During December 2009, we adopted a restructuring plan under which we established an operations center and transferred a portion of our supply chain support activities from our headquarters in Oregon to the new operations center in Singapore in 2010. During fiscal 2011, we adopted a restructuring plan under which we transferred most of our remaining supply chain support activities from our headquarters in Oregon to a new operations center in the Philippines.

We perform certain test operations and reliability and quality assurance processes internally. We have achieved and maintained ISO9001:2000 Quality Management Systems Certification and ISO16949:2002 Quality Systems Certification, and released a full line of PLD products qualified to the AEC-Q100 Reliability Standard.

Wafer Fabrication

We source silicon wafers from our foundry partners, Fujitsu Semiconductor Limited in Japan, Seiko Epson Corporation in Japan, United Microelectronics Corporation in Taiwan and GLOBALFOUNDRIES in Singapore, pursuant to agreements with each company and their respective affiliates. In addition, as a result of our acquisition of SiliconBlue, we now have manufacturing capability with Taiwan Semiconductor Manufacturing Company Ltd. (TSMC) in Taiwan for products on its 65 nanometer and 40 nanometer CMOS LP process technologies. We negotiate wafer volumes, prices and other terms with our foundry partners and their respective affiliates on a periodic basis.

Assembly

After wafer fabrication and initial testing, we ship wafers to independent subcontractors for assembly. During assembly, wafers are separated into individual die and encapsulated in plastic packages. Presently, we have qualified assembly partners in: Indonesia, Malaysia, Taiwan, the Philippines, Singapore and South Korea. We negotiate assembly prices, volumes and other terms with our assembly partners and their respective affiliates on a periodic basis.

We currently offer an extensive list of standard products in lead (Pb) free packaging. Our lead-free products meet the European Parliament Directive entitled “Restrictions on the use of Hazardous Substances" ("ROHS"). A select and growing subset of our ROHS compliant products are also offered with a "Halogen Free" material set.

Testing

We electrically test the die on each wafer prior to shipment for assembly. Following assembly, prior to customer shipment, each product undergoes final testing and quality assurance procedures. Wafer sort testing is performed by independent contractors in: Malaysia, Japan, and Singapore. Final testing is performed by independent contractors in: Indonesia, Malaysia, the Philippines, Singapore, and South Korea.

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

We have agreements with 19 manufacturers' representatives and two primary distributors; Arrow Electronics, Inc., including Nu Horizon Electronics Corp., (wholly owned subsidiary of Arrow Electronics, Inc.), and distributors of the Weikeng Group (Weikeng Industrial Co. Ltd. (Taiwan) and Weikeng International Co. Ltd. (Hong Kong)). We have also established foreign sales channels in over 50 foreign countries through a network of over 15 sales representatives and distributors. The majority of our sales are made through distributors.

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

We provide technical support to our end customers with engineering staff based at our headquarters, product development centers and selected field sales offices. We maintain numerous domestic and international field sales offices in major metropolitan areas.

The composition of our revenue by geographical location of our direct and indirect customers was as follows (dollars in thousands):

	Year Ended
	December 31, 2011		January 1, 2011		January 2, 2010
	Total	%	Total	%	Total	%
United States	$44,847	14	$36,211	12	$28,296	15

China	123,124	39	124,910	42	83,813	43
Europe	66,319	21	54,332	18	33,389	17
Japan	36,961	11	38,992	13	19,460	10
Taiwan	8,346	3	8,839	3	6,313	3
Other Asia	32,687	10	27,853	10	17,476	9
Other Americas	6,082	2	6,631	2	5,673	3
Total foreign revenue	273,519	86	261,557	88	166,124	85
Total revenue	$318,366	100	$297,768	100	$194,420	100

Both foreign and domestic sales are denominated in U.S. dollars, with the exception of sales to Japan, where sales to certain customers are denominated in yen.

Revenue from Distributors

Our largest customers are distributors and have historically made up a significant portion of our total revenue. Revenue attributable to resales of products by Arrow Electronics, Inc., which includes its wholly-owned subsidiary, Nu Horizons Electronics Corp., accounted for approximately 22%, 18% and 12% of revenue in fiscal years 2011, 2010 and 2009, respectively. Revenue attributable to resales of products by Avnet, Inc. accounted for approximately 17%, 17% and 13% of revenue in fiscal years 2011, 2010 and 2009, respectively. Revenue attributable to resales of products by the Weikeng Group (Weikeng Industrial Co. Ltd. (Taiwan) and Weikeng International Co. Ltd. (Hong Kong)) accounted for approximately 14%, 14% and 9% of revenue in fiscal years 2011, 2010 and 2009, respectively. Sales of products to ASTI Holdings Ltd. accounted for approximately 0%, 0% and 16% of revenue in fiscal years 2011, 2010 and 2009, respectively. No other individual customer accounted for more than 10% of total revenue in any of the fiscal years 2011, 2010 and 2009.

On August 28, 2011, our global franchise agreement with Avnet terminated; however, we mutually agreed to terms for the transition of inventory through December 31, 2011. We do not expect a significant disruption in our ability to service customers as a result of this change. We continue to serve our end customers with a network that includes a global distributor, regional distributors, manufacturer's representatives, and our direct sales team.

During fiscal 2009, we embarked on a program to restructure our distribution channels, primarily in the Asia Pacific region, from a sell-in to a sell-through distribution model. As a result the majority of our revenue in fiscal 2011 and 2010 was from resale of our products by sell-through distributors. In connection with this program, we terminated our distribution agreement between the Company and Promaster Technology Corporation on July 2, 2009, between the Company and Dragon Technology Distribution and FE Global Electronics effective for various territories on February 1 and February 6, 2010, respectively, and between the Company and other distributors effective on various dates. Dragon Technology Distribution and FE Global Electronics are wholly-owned subsidiaries of ASTI Holdings Ltd. Additionally, we converted in-place distributors in the Asia Pacific region and Europe from a sell-in to a sell-through model. As a result, we estimate that revenue was lower in the fourth quarter of fiscal 2009 by approximately $2.0 million compared to revenue had we not embarked on this program.

Revenue related to resale of our products by sell-through distributors makes up 61%, 56%, and 38% of total revenue for fiscal 2011, 2010 and 2009, respectively.

Seasonality

In most years, we experience some seasonal trends in the sale of our products. Sales of our products are often higher during our fiscal quarters two and three, but lower during our fiscal quarters one and four. As the Company pursues new opportunities in the consumer end market, we expect there will be more seasonal trends in product revenue. However, on balance, general economic conditions and the cyclical nature of the semiconductor industry have a greater impact on our business and financial results than seasonal trends.

Backlog

We accept purchase orders for deliveries covering periods from one day up to approximately one year from the date on which the order is placed. However, purchase orders, consistent with common industry practices, can generally be revised or canceled by many of our customers without penalty. Our backlog for sell-through distributors is valued at list price, which in most cases is substantially higher than the prices ultimately recognized as revenue. In addition, significant portions of our sales are ordered with relatively short lead times, often referred to as “turns business.” Considering these practices and our experience, we do not believe the total of customer purchase orders outstanding (backlog) provides meaningful information that can be consistently relied on to predict actual sales for future periods.

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

We compete directly with Altera Corporation and Xilinx, Inc. We also indirectly compete with other semiconductor companies that provide logic solutions that are not user programmable, or, that offer products based on alternative solutions such as ASIC, ASSP, microcontroller, analog and DSP technologies. Although to date we have not experienced direct competition from companies located outside the United States, such companies may become a more significant competitive factor in the future. Competition may also increase if other larger semiconductor companies seek to expand into our market. Any such increases in competition could have a material adverse effect on our operating results.

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

Patents

We hold numerous domestic, European and Asian patents and have patent applications pending in the United States, Europe and Asia. Our current patents will expire at various times between 2011 and 2030. There can be no assurance that pending patent applications or other applications that may be filed will result in issued patents, or that any issued patents will survive challenges to their validity. Although we believe that our patents have value, there can be no assurance that our patents, or any additional patents that may be issued in the future, will provide meaningful protection from competition. We believe that our success will depend primarily upon the technical expertise, experience, creativity and the sales and marketing abilities of our personnel.

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

SiliconBlue

Under a patent license agreement dated July 21, 2006, Kilopass Technology, Inc. granted to SiliconBlue a license to certain U.S. patents and related foreign patents. The license is an exclusive, fully paid, worldwide license but is limited to the use of the patented inventions in the field of stand-alone programmable logic devices.

Employees

At December 31, 2011, we had 852 full-time employees. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical and management personnel. No employee is subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers of the Registrant

The following individuals currently serve as our executive officers:

Name	Age	Position
Darin G. Billerbeck	52	President, Chief Executive Officer and Director
Joe Bedewi	52	Corporate Vice President and Chief Financial Officer
Byron W. Milstead	55	Corporate Vice President, General Counsel and Secretary
Sean Riley	43	Corporate Vice President and General Manager, Infrastructure Business Unit

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

Joseph Bedewi joined the Company as Corporate Vice President and Chief Financial Officer on April 15, 2011. Mr. Bedewi served 17 years as Financial Controller for several groups, and held various other financial and operational management roles at Intel Corporation. His operations experience ranges from organizational development and optimization, strategic planning, business development and process improvement, to capacity and capital planning. After leaving Intel, Mr. Bedewi served as Chief Financial Officer at International DisplayWorks, Malibu Boats, LLC., and Solar Power, Inc.

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

Sean Riley joined the Company in September 2008 and became Corporate Vice President and General Manager, Infrastructure Business Unit in December 2011. Prior to joining the Company, Mr. Riley was Vice President of Marketing for MathStar from April 2005 to May 2008, a programmable logic startup company. Mr. Riley joined MathStar from Intel Corporation, where he worked from June 1992 to April 2005 in various marketing, engineering and general management roles.

Available Information

We make available, free of charge through our Investor Relations section of our website at www.latticesemi.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports and statements as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. You may also obtain free copies of these materials by contacting our Investor Relations Department at 5555 N.E. Moore Court, Hillsboro, Oregon 97124-6421, telephone (503) 268-8000. Our SEC filings are also available at the SEC's website at www.sec.gov.

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

Currently, Fujitsu Semiconductor Limited ("Fujitsu") is our sole source supplier of wafers for our newest FPGA and PLD products.

As a semiconductor company, we operate in a dynamic environment marked by rapid product obsolescence. The programmable logic market is characterized by rapid technology and product evolution followed by a slow ramp process to volume production. Our success depends on our ability to develop and introduce new products that compete effectively on the basis of price and performance and which address the markets we serve. We work closely with foundries in our development of products meeting these market demands, and rely on the foundry to timely produce high quality products.

We have entered into agreements with Fujitsu pursuant to which Fujitsu manufactures most of our new products on its 130 nanometer, 90 nanometer and 65 nanometer technologies. Fujitsu is our sole source supplier of wafers for our newest FPGA and PLD products. The success of certain of our next generation products is dependent on our ability to successfully partner with Fujitsu or new foundry partners. If for any reason Fujitsu does not provide their facilities and support for our process technology development, we may have difficulty timely and effectively developing new products until we can find a replacement supplier. Similarly, if for any reason Fujitsu discontinues manufacturing our new products (e.g. stop production on certain process technologies) we will have to switch to a new foundry. We may be unsuccessful in establishing new foundry relationships for our next generation products, or may incur substantial cost and manufacturing delays until we form a new relationship, each of which could adversely affect our operating results.

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

Additionally, a disruption of Fujitsu's foundry operations as a result of a fire, earthquake, act of terrorism, political or labor unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event, or any other reason, could disrupt our wafer supply and could adversely affect our operating results.

Our future revenue is dependent on programmable logic solutions. Customer design-in activity, and thus, future revenue growth is dependent on market acceptance of our new silicon and software design tool products and the continued market acceptance of our current products. Future revenue is inherently uncertain and could impact our ability to manage production or our ability to forecast sales.

We face uncertainties relating to the potential impact of customer design-in activity because it is unknown whether any particular customer design-in will ultimately result in sales of significant volume. After a specific customer design-in is obtained, many factors can impact the timing and amount of sales that we ultimately realize. Changes in the competitive position of our technology, the customer's product competitiveness or product strategy, the financial position of the customer, and other factors can impact the timing and amount of sales ultimately realized from any specific customer design-in.

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

If, due to these or other factors, our new silicon and software products do not achieve market acceptance, or our current products do not maintain market acceptance, we may not be able to manage production levels or accurately forecast the future revenue and operating results may be adversely affected.

We depend on distributors, primarily those that use the sell-through distribution model, to generate a majority of our sales and complete order fulfillment. The failure of our distributors to sell our products and otherwise perform as expected could materially reduce our future sales.

We depend on our distribution partners to sell our products to end customers, generate a majority of our sales, complete order fulfillment and stock our products. Our distributors also help us provide technical support and other value-added services to end customers. Our sales could be adversely affected if our distribution partners do not continue to effectively sell our products and provide related services.
We expect that the majority of our revenue in fiscal 2012 will be reported resale by our sell-through distributors. Our primary sell-through distributors, Arrow Electronics, Inc. including Nu Horizons Electronics Corp., (a wholly owned subsidiary of Arrow Electronics, Inc. USA), Avnet, Inc. ("Avnet"), and Weikeng (International and Industrial) Co. LTD made up approximately 53%, 49% and 34% of total revenue for fiscal years 2011, 2010 and 2009, respectively. We depend on the timeliness and accuracy of these resale reports from our distributors; late or inaccurate resale reports could have a detrimental effect on our ability to properly recognize revenue and our ability to predict future sales.
In addition, our distribution channels recently have experienced consolidation due to merger and acquisition activity in that business sector. Consolidation may result in our distributors allocating fewer resources to the distribution and sale of our products, which could adversely affect our financial results.
On December 31, 2011 our global franchise agreement with Avnet terminated. Revenue from Avnet made up approximately 17% of our total revenue for both years ended December 31, 2011, and January 1, 2011. We intend to serve the Avnet end customers through a network that includes a global distributor, regional distributors, manufacturer's representatives, and our direct sales team. If our end customers experience disruption in the supply of our products, or if our distributors and representatives are unable to provide technical support and other value-added services at least at historical levels, we may lose future sales and our financial results could be adversely affected.
At times, our sales are concentrated in a small number of distributors, which are in various international locations and of various financial strengths. Financial difficulties, inability to access capital markets, or other reasons may affect our distributors' performance, which could materially harm our business and our operating results.
Our success depends on our ability to rapidly develop and introduce new products. Failure to do so would have a material adverse effect on our business and negatively impact our financial condition and results of operations.

The programmable logic market is characterized by rapid technology and product evolution on some of the most advanced technologies. Our success depends on our ability to develop and introduce new products which compete effectively on the basis of price and performance and which address the markets we serve. We continually design next generation products that enable us to offer our customers lower power, lower cost, and more innovative products to maintain our competitive position. These new products typically are more technologically complex than their predecessors, and thus have increased potential for delays in their introduction.
The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable prices for wafer, package, assemble and test costs, yields and market acceptance. Our development of new products and our customers’ decisions to design them into their systems can take as long as three years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs, and the successful introduction of our products may be adversely affected by competing products or by technologies serving the markets addressed by our products. If we experience delays in the introduction of new products, our operating results could be adversely affected.
In addition, new product introductions frequently depend on our development and implementation of new process technologies, and our growth will depend in part upon the successful development and market acceptance of these process technologies. Our products require technically sophisticated sales and marketing personnel to market these products successfully to customers. We are developing new products with lower power consumption, with smaller feature sizes, the fabrication of which will be substantially more complex than our current products. If we are unable to design, develop, manufacture, market and sell new products successfully, our operating results will be harmed. Our new product development, process development or execution to design and bring to market products that offer lower power, lower cost with more innovation marketing and sales efforts may not be successful. Furthermore, our new products may not achieve market acceptance and price expectations for our new products may not be achieved which could significantly harm our business and may have an adverse effect on our financial condition or operating results.
We may be unable to assimilate and integrate the operations, personnel, technologies, products, and information systems of SiliconBlue Technologies Ltd., APAC IC Layout Consultants, Inc., or future acquisitions, which may harm our business, financial condition or operating results.

One element of our business strategy includes expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our skilled engineering workforce or enhance our technological capabilities.
On December 9, 2011, we acquired SiliconBlue Technologies Ltd., a Cayman Islands exempted company ("SiliconBlue") which put us in a unique position in the mobile consumer segment of the programmable logic market. The purchase price, totaling $63.2 million was paid in cash. In addition, the Company recorded Goodwill of $43.9 million in connection with the purchase of SiliconBlue.

The acquisition of SiliconBlue may result in revenue and gross margin fluctuations due to seasonality, increased operating expenses, inventory valuation volatility and a more competitive pricing environment.

On July 15, 2011, we completed the purchase of Rise Technology Development Limited ("Rise"), a Hong Kong company, and its subsidiary, APAC IC Layout Consultants, Inc. ("APAC IC"), a Manila, Philippines based company engaged in engineering layout and design services, for approximately $1.0 million, which includes all assets and liabilities of the entity. This acquisition of Rise and APAC IC is part of our effort to improve our research and development and operations activities, reduce costs and streamline our supply chain for improved predictability and flexibility. In addition, the Company recorded Goodwill of $0.9 million in connection with the purchase of Rise and APAC IC.

Acquisitions similar to SiliconBlue and APAC, or future acquisitions typically entail many risks and we may encounter difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of the acquired companies or businesses. We may experience delays in the timing and successful integration of an acquired company’s technologies and product development as a result of:

•	volume production;

•	unanticipated costs and expenditures;

•	changing relationships with customers;

•	suppliers and strategic partners; or,

•	contractual, intellectual property or employment issues.

In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases.

Acquisitions typically require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, and the recording and later amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we have or may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline.
Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. We may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. Any issuance of equity or convertible debt securities may be dilutive to our existing stockholders.
We cannot assure you that we will be able to consummate any future acquisitions or that we will realize any anticipated benefits from any of our historic or future acquisitions. We may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, and any decline in the price of our common stock may make it significantly more difficult and expensive to initiate or consummate additional acquisitions.
We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. At December 31, 2011, we had $44.8 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2011 and concluded that we did not have any impairment at that time. There is no assurance that future impairment tests will indicate that Goodwill will be deemed recoverable. The success of any acquisition, including Rise and APAC IC and SiliconBlue, requires the integration of products, technologies, personnel and administrative resources, and could result in departures of key personnel, loss of key customers, distributors or vendors, equity dilution or acquisition of unknown liabilities. Furthermore, our ability to predict seasonality, end customer demand, and our customers' end customer demand for SiliconBlue products is limited. As a result, an acquisition similar to SiliconBlue and APAC, or future acquisitions could disrupt our operations and may have an adverse effect on our business, financial condition or operating results.

A downturn in the communications equipment end market could cause a reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

Historically the largest percentage of our revenue (approximately 44% of fiscal 2011 revenue) has been derived from customers participating in the communications equipment end market. In addition, during fiscal year 2009, the Company participated in the China 3G telecommunications network build-out by selling products used by two large telecommunication equipment providers, which accounted for a combined 19% of our aggregate revenue. This is primarily due to strength in the wireless portion of the communications end market. For the 2011 fiscal year, the same two large telecommunication equipment providers accounted for a combined 12% of revenue. In the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. In addition, telecommunication equipment providers are building networks for 4G networks in which we compete. Any deterioration in the communication end market, our ability to compete in future telecommunications solutions (e.g. 4G networks) or our end customers' reduction in capital spending to support this end market could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations.

The consumer end market is characterized by rapid product obsolescence and requires that we have the right products at the right time for our customers to fulfill demand for products in the consumer end market. If we are unable to forecast demand for our products, or we don't have products to ship at the right time, our financial condition and results may be adversely affected.

Our revenue from the consumer end market consists primarily of revenue from our products designed and used in a broad range of products including flat panel displays, DVD players and recorders, digital cameras and camcorders, gaming consoles, set-top boxes, and smart handheld devices is characterized by rapidly changing market requirements and products. Our success in this market will depend principally on our ability to:

•	meet the market windows for consumer products;

•	to predict technology and market trends;

•	to develop products on a timely basis;

•	avoid cancellations or delay of products;

Any of the foregoing problems could materially and adversely affect our business, financial condition, and results of operations.

Global economic conditions and uncertainty, as well as the highly cyclical nature of the semiconductor industry, could adversely affect our revenue, gross margin and expenses, collectability of accounts receivable, supplier relationships, and ability to access capital markets.

Our revenue and gross margin can fluctuate significantly due to downturns in the general economy or the semiconductor industry. These downturns are often severe and prolonged and can result in significant reductions in the demand for PLD and FPGA products in markets in which we compete. Global economic weakness or cyclical downturns have previously resulted from periods of economic recession, reduced access to credit markets, weakening or strengthening of the U.S. dollar relative to other currencies, weak end-user demand, excess industry capacity, political instability, government fiscal policy, sovereign debt, terrorist activity, military actions, or general reductions in inventory levels by customers, and may cause a decrease in revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and collect customer receivables. In addition, our relationships with our suppliers and our ability to access capital markets could be adversely affected. In addition, customer financial difficulties have previously resulted and could in the future result in, increases in bad debt write-offs and additions to reserves in our accounts receivable. Global economic and cyclical downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

Because of our international business and operations, we are vulnerable to the economic conditions and tax policies of various jurisdictions and other business risks associated with conducting operations outside of the U.S. which could have a material adverse effect on our business and negatively impact our financial condition and results of operations.

In addition to our U.S. operations, we have significant international operations, including foreign sales offices to support our international customers and distributors, our operational centers in the Philippines and Singapore, and our research and development sites in China, India and the Philippines. In connection with the restructuring we announced in 2011 our international operations grew as we relocated certain operational, design, and administrative functions outside the U.S. All of these activities are subject to the uncertainties associated with international business operations, including tax laws and regulations, trade barriers, economic sanctions, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. Moreover, our financial condition and results of operations could be affected in the event of political conflicts or economic crises in countries where our main wafer providers, end customers and contract manufacturers who provide assembly and test services worldwide, are located. Adverse change to the circumstances or conditions of our international business operations could have a material adverse effect on our business.

We may not be able to compete successfully in the highly competitive semiconductor industry.

The semiconductor industry is intensely competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing and sales resources. The current level of competition in the programmable logic market is high and may increase in the future. We currently compete directly with companies that have licensed our technology or have developed similar products, including Altera Corporation, and Xilinx, Inc. We also compete indirectly with numerous semiconductor companies that offer products based on alternative solutions such as ASIC, ASSP, microcontroller, analog, and digital signal processing (DSP) technologies. These direct and indirect competitors are established, multinational semiconductor companies as well as emerging companies. If we are unable to compete successfully in this environment, our future results will be adversely affected.

Our revenue and gross margin are subject to fluctuations, including quarter over quarter, due to many factors, which make our future financial results difficult to predict.

Our operating results have fluctuated in the past and may continue to fluctuate, including quarter over quarter fluctuations. Consequently, our operating results may fail to meet the expectations of analysts and investors. Our revenue and gross margin may fluctuate due to product mix, seasonality, inventory fluctuations at our distributor end customers, market acceptance of new products, competitive pricing dynamics, geographical and market-segment pricing strategies, wafer, package and assembly prices and yields, overhead absorption, as well as provisions for warranty and excess and obsolete inventory.

We have limited ability to foresee changes or the pace of change in sales by product classification. In the past we have also experienced periods of decline in sales of our mainstream and mature products. If, in any period, sales of our mature and mainstream products decline and sales of new products do not increase at a rate that is sufficient to counteract this decline, then our total revenue would decline. In addition, as mature products typically generate a higher gross margin than mainstream or new products, a faster than normal decline in sales of mature products could adversely impact our gross margins.

We also have experienced, and may experience in the future, gross margin declines in certain products or end markets, reflecting the effect of competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production lines, costs associated with our customers' unplanned demand to build inventory, and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that, as a result of competitive pricing pressures or other factors, we are unable to pass on to our customers.

Further, our ability to predict seasonality, end customer demand, our customers' end customer demand, and resale of our products by our sell-through distributors is limited. Typically, a significant amount of our revenue comes from “turns orders,” which are orders placed and filled within the same period. By definition, turns orders are not captured in a backlog measurement at the beginning of a quarter. Accordingly, we cannot use backlog as a reliable measure for predicting revenue.

Foreign sales, primarily in the Asia Pacific region, account for the majority of our revenue and may decline in the future due to economic and governmental uncertainties.

We derive the majority of our revenue from sales outside of the United States. Accordingly, if we experience a decline in foreign sales, our operating results could be adversely affected. Our foreign sales are subject to numerous risks, including:

•	changes in local economic conditions;

•	exchange rate volatility;

•	governmental stimulus packages, controls and trade restrictions;

•	export license requirements and restrictions on the use of technology;

•	political instability, war, terrorism or pandemic disease;

•	changes in tax rates, tariffs or freight rates;

•	reduced protection for intellectual property rights in some countries;

•	longer receivable collection periods;

•	natural or man-made disasters in the countries where we sell our products;

•	interruptions in transportation;

•	different labor regulations; and

•	difficulties in staffing and managing foreign sales offices.

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

During 2011, our Board of Directors adopted a restructuring plan (the “2011 restructuring plan”) to more efficiently implement our product development strategy and to better align our corporate strategy with the our sales resources to reduce development and operational costs and to streamline our supply chain for improved predictability and flexibility. Part of the 2011 restructuring plan includes extending silicon development capabilities and planning and logistics activities by locating personnel in Manila, Philippines. We expect this to initially increase certain supply chain and research and development costs until we complete the transition. During the third quarter of 2011, we incurred restructuring costs related to outsourcing certain non-core IT services. We may experience disruption in our business activities as we execute our 2011 restructuring plan, and our relationships with employees, customers and suppliers could be adversely affected by these disruptions. We expect to complete the 2011 restructuring plan by the first quarter of 2012. If we are unable to successfully complete our 2011 restructuring plan, our future results will be adversely affected.

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

Our industry is characterized by increasingly frequent claims regarding patents and other intellectual property rights of others. We have been, and from time to time expect to be, notified of claims that we are infringing upon the intellectual property rights of others. For instance, we are exposed to certain asserted and unasserted potential claims, including the pending patent litigation brought against us by Lizy K. John, and Intellectual Ventures I LLC and Intellectual Ventures II LLC as described in Item 3. Legal Proceedings, below. If any third party makes a valid claim against us, we could face significant liability and could be required to make material changes to our products and processes. In response to claims of infringement, we have incurred legal costs and committed management resources, and there can be no assurance that we would be successful in our defense against the claims. Any such litigation could result in a substantial diversion of management and financial resources, including legal costs incurred to defend claims, which by itself could have a material adverse effect on our financial condition and operating results. We may seek licenses under patents that we are alleged to be infringing; however, we may not be able to obtain a license on favorable terms, or at all, which could have an adverse effect on our operating results.

If our foundry partners and assembly and test contractors experience quality or yield problems, we may face a shortage of products available for sale and our revenue or gross margin could be adversely affected.

We depend on our foundry partners to deliver high quality silicon wafers with acceptable yields in a timely manner consistent with our safety stock inventory level and production plan. In addition, we rely on assembly and test contractors to assemble and test our devices with acceptable quality and yield levels. As is common in our industry, we have experienced wafer and device yield problems, quality or delivery delays in the past.

The reliable manufacture of silicon wafers and the assembly and test of high performance programmable logic devices are complicated and technically demanding process requiring:

•	a high degree of technical skill;

•	state-of-the-art equipment;

•	the availability of certain basic materials and supplies, such as chemicals, gases, polysilicon, silicon wafers, ultra-pure metals, gold and copper;

•	our ability to successfully replace gold with copper for assembled devices beginning in the second half of 2012;

•	the absence of defects in production wafers and assembly and packaging manufacturing;

•	the elimination of minute impurities and errors in each step of the fabrication, assembly and test process; and

•	effective cooperation between the foundry partners, and assembly and test contractors and us.

As a result, our foundry partners and or assembly and test contractors may periodically experience difficulties in achieving acceptable quality and yield levels in manufacturing, assembling and testing our products. If we experience prolonged quality or yield problems in the future and we do not have adequate levels of safety stock inventory on-hand, our operating results could be adversely affected.

Our wafer supply, which is sourced entirely from the Asia Pacific region, could be interrupted or reduced or, could experience increased costs, which may result in a shortage of products available for sale or increased costs.

We do not internally manufacture finished silicon wafers and most of our products, including all of our newest products, are manufactured by a sole source. Currently, our silicon wafers are manufactured by Fujitsu in Japan, Seiko Epson Corporation in Japan, United Microelectronics Corporation in Taiwan, Taiwan Semiconductor Manufacturing Company Ltd. in Taiwan, and GLOBALFOUNDRIES in Singapore. If any of our current or future foundry partners significantly interrupts or reduces our wafer supply, increases wafer costs, or if any of our relationships with our partner suppliers is terminated, our operating results could be adversely affected.

At present, we believe that our supply commitments are adequate. However, these existing supply commitments may not be sufficient for us to satisfy customer demand in future periods. Additionally, notwithstanding our supply commitments, we may still have difficulty in obtaining wafer deliveries consistent with the supply commitments. We negotiate wafer prices and supply commitments from our suppliers on at least an annual basis. If any of our foundry partners were to reduce its supply commitment or increase its wafer prices, and we cannot find alternative sources of wafer supply, our operating results could be adversely affected.

Many other factors that could disrupt our wafer supply are beyond our control. Since worldwide manufacturing capacity for silicon wafers is limited and inelastic, we could be harmed by significant industry-wide increases in overall wafer demand or interruptions in wafer supply, or periods of increased wafer prices. During periods of economic uncertainty, our foundry partners may reduce or restructure their operations which may also affect the availability and price of wafers, and adversely affect our operating results. Additionally, a future disruption of any of our foundry partners’ foundry operations as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event could disrupt our wafer supply and could adversely affect our operating results.

Our supply of assembled and tested products, all from the Asia Pacific region, could be interrupted, could experience increased costs or could be reduced, which may result in a shortage of products available for sale or increased costs.

We do not assemble our finished products or perform all testing of our products. Our finished silicon wafers are assembled and tested by independent contractors located in Indonesia, Malaysia, the Philippines, Singapore and South Korea. Economic, financial, social and political conditions in Asia have historically been volatile. Financial difficulties, the effects of currency fluctuation, governmental actions or restrictions, prolonged work stoppages, political unrest, war, natural disaster, cost of converting to more copper content, cost of assembly materials such as gold and copper, disease or any other difficulties experienced by our suppliers may disrupt our supply and could adversely affect our operating results. In addition, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act may soon require us to report on “conflict materials” used in our products and the due diligence plan we put in place to track whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in certain of our products.

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

Many other factors that could disrupt our supply of finished products are beyond our control. Because worldwide capacity for assembly and testing of semiconductor products is limited and inelastic, we could be harmed by significant industry-wide increases in overall demand or interruptions in supply. The assembly of complex packages requires a consistent supply of a variety of raw materials such as substrates, lead frames, gold, copper and mold compound. A significant industry-wide increase in demand, or interruptions in the supply of these materials to our assembly or test contractors, could adversely affect our operating results. Additionally, a future disruption of any of our assembly or test contractors’ operations as a result of a fire, earthquake, flooding, act of terrorism, political unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event could disrupt our supply of assembled and tested devices and could adversely affect our operating results.

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

We rely on information technology systems to manage our business. Failure of these systems to function properly or our failure to control unauthorized access to our systems may cause operating or reporting disruptions. The failure of these systems to function properly could result in business disruption.

We rely in part on various information technology ("IT") systems to manage our operations, including financial reporting, and we regularly make changes to improve them as necessary. Consequently, we periodically implement new, or enhance existing, operational and IT systems, procedures and controls. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties in managing them could result in business disruption. While we have not yet experienced any significant disruptions to our business, we may encounter some unexpected aspects of the conversion, outsourcing, or new systems implementations that cause difficulty in the new reporting system which could adversely affect our business, results of operations and cash flows.

Our legal organizational structure is complex, which could result in unanticipated unfavorable tax or other consequences including our ability to maintain or forecast a competitive corporate tax rate, which could have an adverse effect on our financial condition and results of operations.

On December 31, 2011, we began to implement a global tax structure to more effectively align our corporate structure and transaction flows with our geographic business operations including responsibility for sales and purchasing activities. We have numerous sales offices in foreign locations, operational centers in the Philippines and Singapore, and research and development sites in China, India and the Philippines. Revenues from foreign regions account for over 80% of all revenue. In addition, the large majority of our suppliers are located in the Asia Pacific region. Based on these factors we have created new and realigned existing legal entities, intercompany sales of rights to intellectual property, inventory and fixed assets across different tax jurisdictions, and implemented cost-sharing and intellectual property licensing and royalty agreements between our U.S. and low cost tax jurisdictions. We currently operate legal entities in countries where we conduct manufacturing, design, and sales operations around the world. In some countries, we maintain multiple entities for tax or other purposes. Changes in tax laws, regulations, and related interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, which could adversely affect our results of operations.

We cannot give any assurance as to what taxes we pay or the ability to estimate our future effective tax rate because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. As a result, our actual effective tax rate, or taxes paid may vary materially from our expectations. Changes in tax laws, regulations, and related interpretations in the countries in which we operate may have an adverse effect on our business, financial condition or operating results.

If our independent software and hardware developers and suppliers are unable or unwilling to meet our contractual requirements, we may face a delay in the introduction of new products, a shortage of new or existing products, or a lack of support for new or existing products.

We rely on independent software and hardware developers for the design, development, supply and support of intellectual property cores, design and development software, and certain elements of evaluation boards. As a result, failure or significant delay to complete software or hardware under contract to deliver could disrupt the release of or introduction of new or existing products, which might be detrimental to the capability of our new products to win designs. Any of these delays or inability to complete the design or development could have an adverse effect on our business, financial condition, or operating results.

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

Uncertainties involving the ordering and shipment of our products could materially adversely affect us.
We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders more than 30 days prior to shipment without incurring significant fees. We base our inventory levels on customers' estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is even further complicated when we sell indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties. Moreover, consumer end-markets are characterized by short product lifecycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize, could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins. Factors that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory, a reduction in the average selling price, and/or a reduction in our gross margin include:

•	a sudden and significant decrease in demand for our products;

•	a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements;

•	a failure to accurately estimate customer demand for our older products as our new products are introduced.
Because market conditions are uncertain, these and other factors could materially adversely affect our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters consists of land and 189,000 square feet of buildings we own in Hillsboro, Oregon. A portion of undeveloped land near the corporate headquarters is currently owned by the Company and listed for sale. In Shanghai, China, we own an 18,869 square foot research and development facility and lease an additional 6,481 square foot research and development facility. We currently lease a 66,350 square foot research and development facility in San Jose, California through December 2013. We also currently lease a 6,334 square foot research and development facility in Illinois through August 2012, and an 18,114 square foot research and development facility in Pennsylvania through September 2014. In addition, we lease a 4,200 square foot facility in Singapore, with a term through February 2013, primarily to support supply chain activities. We lease a 5,296 square foot research and development facility in Bangalore, India with a term through October 2012. In December 2011, we completed a lease agreement for a 17,114 square foot research and development facility in Manila, Philippines with a term lease through December 2016. As the result of our acquisition of SiliconBlue we assumed a lease for 11,863 square feet in Santa Clara, California, which terminates on March 31, 2012. We also lease office facilities in multiple metropolitan locations for our domestic and international sales staff. We believe that our existing facilities are suitable and adequate for our current and foreseeable future needs.

Additionally, we leased a 25,000 square foot facility in Austin, Texas through December 2011. In December 2005, we ceased our research and development operations in this location, and have subleased the Austin facility through the end of 2011.

Item 3. Legal Proceedings.

On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (“John”) against Lattice Semiconductor Corporation in the U.S. District Court for the Eastern District of Texas, Marshall Division. John seeks an injunction, unspecified damages, and attorneys' fees and expenses. The Company filed a request for re-examination of the patent by the United States Patent and Trademark Office (“PTO”), which was granted by the PTO, and the re-examination has concluded. The litigation was stayed pending the results of the re-examination. The stay was lifted on January 1, 2012, but the court has not yet conducted a scheduling conference or set a trial date. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to us. The Company believes it possesses defenses to these claims and intends to vigorously defend this litigation.

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

Item 4. Mine Safety Disclosures.

 Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters & Issuer Purchases of Equity Securities.

Market Information

As of January 1, 2011, our common stock is traded on the NASDAQ Global Select Market under the symbol “LSCC”. For 2010 our stock traded on the NASDAQ Global Market. The following table sets forth the low and high intraday sale prices for our common stock for the last two fiscal years, as reported by NASDAQ.

	Low	High
2011:
First Quarter	$5.51	$7.38
Second Quarter	5.76	7.19
Third Quarter	4.70	6.79
Fourth Quarter	4.84	7.18
2010:
First Quarter	$2.41	$3.80
Second Quarter	3.69	5.97
Third Quarter	4.11	6.02
Fourth Quarter	4.24	6.17

Holders

As of March 7, 2012, we had approximately 378 stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. We intend to retain earnings to finance the growth of our business. We have never paid cash dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (most recent quarter only)

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
October 2, 2011 through October 28, 2011	288,300	$5.71	288,300	$—

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. In connection with this stock repurchase program, the Company entered into a 10b5-1 plan. All repurchases will be open market transactions and funded from available working capital.

On October 21, 2010, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could have been repurchased. The duration of the repurchase program was twelve months from adoption. In connection with this stock repurchase program, the Company entered into a 10b5-1 plan. During fiscal 2011, approximately 2.4 million shares were repurchased for $14.2 million. During fiscal 2010, approximately 0.4 million shares were repurchased for $2.0 million. All shares repurchased under this program were retired by December 31, 2011. All repurchases were open market transactions and were funded from available working capital. The program ended by its terms in October 2011.

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

Comparison of Total Cumulative Stockholder Return

The following graph shows the five-year comparison of cumulative stockholder return on our common stock, the Standard and Poor's (“S&P”) 500 Index and the Philadelphia Semiconductor Index (“PHLX”) from December 2006 through December 2011. Cumulative stockholder return assumes $100 invested at the beginning of the period in our common stock, the S&P and PHLX. Historical stock price performance is not necessarily indicative of future stock price performance.

Lattice Cumulative Stockholder Return

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Lattice Semiconductor Corporation, the S&P 500 Index, and the PHLX Semiconductor Index

$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
Lattice Semiconductor Corporation
S&P 500
PHLX Semiconductor

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6. Selected Financial Data.

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$318,366	$297,768	$194,420	$222,262	$228,709
Costs and expenses:
Cost of products sold	129,769	117,943	90,077	102,831	103,157
Research and development	71,855	60,326	56,133	68,610	82,977
Selling, general and administrative	68,838	64,359	52,545	58,680	58,485
Impairment loss on goodwill (1)	—	—	—	—	223,556
Acquisition related and Amortization of intangible assets	536	—	228	5,587	9,832
Restructuring charges	6,079	11	3,689	6,789	2,372
	277,077	242,639	202,672	242,497	480,379

Income (loss) from operations	41,289	55,129	(8,252)	(20,235)	(251,670)
Other income (expense), net	1,434	2,474	1,812	(17,791)	12,540
Income (loss) before income taxes	42,723	57,603	(6,440)	(38,026)	(239,130)
Benefit (provision) for income taxes (2)	35,509	(531)	(517)	(180)	(686)
Net income (loss)	$78,232	$57,072	$(6,957)	$(38,206)	$(239,816)
Basic net income (loss) per share	$0.66	$0.49	$(0.06)	$(0.33)	$(2.09)
Diluted net income (loss) per share	$0.65	$0.48	$(0.06)	$(0.33)	$(2.09)
Shares used in per share calculations:
Basic	117,875	116,726	115,384	115,291	114,915
Diluted	121,139	120,143	115,384	115,291	114,915

	At
	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and Short-term marketable securities	$210,134	$238,220	$164,540	$65,909	$85,063
Total assets	$467,924	$377,687	$296,557	$291,936	$376,285
Convertible notes	$—	$—	$—	$—	$40,000
Stockholders' equity	$393,561	$318,722	$253,360	$254,939	$286,232
_______________
(1) At December 29, 2007, the estimated fair value of the Company was below book value. Therefore, the Company performed an impairment test on goodwill in accordance with ASC 350. We calculated the impairment loss based on an allocation of the fair value of the Company's equity to the fair value of the Company's assets and liabilities in a manner similar to a purchase price allocation in a business combination. Fair value was based on two primary valuation methodologies: the income approach, which used the discounted cash flow method, and the market approach, which used the market capitalization method. In the allocation, goodwill was determined to have no implied fair value, and, as a result, goodwill related to the acquisition of Vantis Corporation on June 15, 1999, the acquisition of Integrated Intellectual Properties, Inc. on March 16, 2001, and the acquisition of the FPGA business of Agere Systems, Inc. on January 18, 2002 totaling $223.6 million was written off and recorded as an Impairment loss on goodwill. As a result, we no longer have goodwill related to these acquisitions recorded on our Consolidated Balance Sheets.
(2) On December 31, 2011, we began to implement a global tax structure to more effectively align the Company's corporate structure and transaction flows with the Company's geographic business operations including responsibility for sales and purchasing activities. We have numerous sales offices in foreign locations, operational centers in the Philippines and Singapore, and research and development sites in China, India and the Philippines. Revenues from non-Domestic regions account for over 80% of all revenue. In addition, the large majority of our suppliers are located in the Asia Pacific region. Based on these factors we have created new and realigned existing legal entities, intercompany sales of rights to intellectual property, inventory and fixed assets across different tax jurisdictions, and implemented cost-sharing and intellectual property licensing and royalty agreements between our U.S. and low cost tax jurisdictions. These actions created a gain for tax purposes, for which we recorded a $76.8 million tax provision in the fourth quarter of fiscal 2011. This provision was fully offset by the release of valuation allowance on deferred tax assets of $76.8 million recorded as a tax benefit during the fourth quarter of fiscal 2011. We expect that the global tax structure will be completed during the first quarter of 2012 upon the intercompany sale of inventory and fixed assets, and we expect to record approximately $9.7 million in additional income tax provision during the first quarter of fiscal 2012.

During the fourth quarter of 2011, we also concluded that it was more likely than not that we would be able to realize the benefit of a portion of our remaining deferred tax assets. We based this conclusion on improved operating results over the past two years and our expectations about generating taxable income in the foreseeable future including the implementation of a global tax structure discussed above. Based on our assessment regarding the potential to realize deferred tax assets, we reversed additional valuation allowance, which when offset by the provision recorded related to our new global tax structure, resulted in an income tax benefit of $35.2 million. We exercised significant judgment and considered estimates about our ability to generate revenues, gross profits, operating income and taxable income in future periods under our new tax structure in reaching this decision.

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

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, auction rate securities, goodwill (including the assessment of reporting unit), intangible assets, deferred income taxes and liabilities, such as accrued liabilities (including restructuring charges and bonus arrangements), income taxes and deferred income and allowances on sales to sell-through distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

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

At the time of shipment to a sell-through distributor we invoice at published list price. The final price is set at the time of resale and is determined in accordance with a distributor price agreement. Invoices are recorded in Accounts receivable, net with a corresponding credit to Deferred income and allowances on sales to sell-though distributors and inventory is credited from Inventories with a corresponding charge to Deferred income and allowances on sales to sell-through distributors. At the time of shipment to a sell-through distributor amounts are invoiced at published list price. The final price is set at the time of resale and is determined in accordance with a distributor price agreement. Amounts invoiced are recorded in Accounts receivable, net and inventory is transferred from Inventories to Deferred income and allowances on sales to sell-through distributors. Revenue and cost of products sold to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net income (loss).

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table (in thousands):

	December 31, 2011	January 1, 2011
Inventory valued at published list price and held by sell-through distributors with right of return	$40,147	$50,085
Allowance for distributor advances	(23,300)	(26,830)
Deferred cost of sales related to inventory held by sell-through distributors	(6,086)	(7,563)
Total Deferred income and allowances on sales to sell-through distributors	$10,761	$15,692

During fiscal 2009, the Company embarked on a program to restructure our distribution channels primarily in the Asia Pacific region, from a sell-in to a sell-through distribution model. As a result, the majority of our revenue in fiscal 2011 and 2010 was from resale of our products by sell-through distributors. Resale of product by sell-through distributors as a percentage of our total revenue was 61%, 56% and 38% in fiscal 2011, 2010 and 2009, respectively.

Revenue from software licensing was not material for the periods presented.

Fair Value of Financial Instruments. We invest in various financial instruments including corporate and government bonds, notes, commercial paper and auction rate securities. We value these instruments at their fair value and monitor our portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, we record an impairment charge and establish a new carrying value. We assess other-than-temporary impairment of marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 820, “Fair Value Measurements and Disclosures". The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

Level 1 instruments generally represent quoted prices for identical assets or liabilities in active markets. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult.

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

Inventory. Inventories are recorded at the lower of actual cost (approximated by standard cost) determined on a first-in-first-out basis or market. We establish provisions for inventory if it is in excess of projected customer demand, and the creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of sales.

Impairment of Long-Lived Assets and Intangible Assets. We review our long-lived assets, primarily property and equipment and amortizable intangible assets, in accordance with ASC 360, “Property, Plant and Equipment", which requires us to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the estimated undiscounted cash flows to the carrying amount. A loss is recorded if the carrying amount of the asset exceeds the estimated undiscounted cash flow for the difference between carrying value and fair value.

Valuation of Goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. We review goodwill for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. For purposes of testing goodwill for impairment we operate as a single reporting unit. No impairment charges relating to goodwill was recorded for the fiscal year ended 2011.

Restructuring Charges. Expenses associated with exit or disposal activities are recognized when incurred under ASC 420, “Exit or Disposal Cost Obligations,” for everything but severance. Because we have a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits.” For leased facilities that are vacated, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, is recorded as a part of restructuring charges.

Accounting for Income Taxes. Our provision for income tax is comprised of our current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more likely than not to be recoverable against future taxable income. U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $1.6 million of the undistributed earnings of our Chinese subsidiary. We intend to reinvest these earnings indefinitely in our Chinese subsidiary. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Our income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. The Company’s tax filings, however, are subject to audit by the relevant tax authorities. Accordingly, we recognize tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations.

In assessing the realizability of deferred tax assets, we evaluate both positive and negative evidence that may exist and considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Any adjustment to the net deferred tax asset valuation allowance is recorded in the consolidated statement of operations for the period that the adjustment is determined to be required.

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

Results of operations

Key elements of our Consolidated Statements of Operations were as follows (dollars in thousands):

	Year Ended
	December 31, 2011		January 1, 2011		January 2, 2010
Revenue	$318,366	100.0%	$297,768	100.0%	$194,420	100.0%
Gross margin	188,597	59.2	179,825	60.4	104,343	53.7
Research and development	71,855	22.5	60,326	20.3	56,133	28.9
Selling, general and administrative	68,838	21.6	64,359	21.6	52,545	27.0
Acquisition related charges	536	0.2	—	—	228	0.1
Restructuring charges	6,079	1.9	11	—	3,689	1.9
Income (loss) from operations	$41,289	13.0%	$55,129	18.5%	$(8,252)	(4.2)%

Revenue

Revenue in fiscal 2011 increased to $318.4 million as compared to $297.8 million in fiscal 2010, primarily due to an increase in revenue from New products. Revenue in fiscal 2010 increased to $297.8 million as compared to $194.4 million in fiscal 2009 primarily due to an increase in revenue from New, Mainstream and Mature products.

A significant portion of our revenue is dependent on the health of the communications end market, which accounted for approximately 44%, 49% and 56% of our total revenue in fiscal 2011, 2010 and 2009, respectively. Forecasting future revenue by end market is particularly challenging as revenue growth is dependent on overall economic conditions for our industry and market acceptance of our new products.

On December 16, 2011, the Company completed the purchase of SiliconBlue Technologies Ltd., (a Cayman Islands exempted company (“SiliconBlue”)) a developer of a single chip, ultra-low power Field Programmable Gate Array solution for handheld devices. The acquisition of SiliconBlue is part of the Company's effort to expand its presence in the consumer end market with low-power programmable logic devices for the smartphone market. SiliconBlue was consolidated into our financial statements beginning on December 16, 2011. The revenue of SiliconBlue recorded in our consolidated statement of operations from the acquisition date through December 31, 2011 was $0.7 million, and was included in our PLD product line, Mature revenue and Consumer end market summary tables below.

Revenue by Product Line

There was a 10% increase for fiscal 2011 compared to fiscal 2010 in FPGA units sold primarily driven by an increase in demand for our New products, partially offset by a decrease in average selling price. PLD revenue increased in fiscal 2011 compared to fiscal 2010 due to a 10% increase in units sold primarily related to New and Mature products, partially offset by a decrease in average selling price.

PLD and FPGA revenue increased in fiscal 2010, when compared to fiscal 2009 due to an increase in units sold for both product lines, primarily related to revenue from our New products.

The composition of our revenue by product line for fiscal years 2011, 2010 and 2009 was as follows (dollars in thousands):

	Year Ended
	December 31, 2011		January 1, 2011		January 2, 2010
FPGA	$107,330	34%	$97,089	33%	$64,564	33%
PLD	211,036	66%	200,679	67%	129,856	67%
Total revenue	$318,366	100%	$297,768	100%	$194,420	100%

Revenue by End Market

The global communications end market accounted for approximately 44%, 49% and 56% of our revenue for fiscal years 2011, 2010 and 2009, respectively. Our revenue for this end market is largely dependent on five large telecommunications equipment providers; however, none exceeded 10% of revenue in fiscal 2011 or 2010, and one accounted for approximately 11% of our revenue in fiscal 2009, resulting from sell-through resale by one of our distributors. Although revenue from the communications end market declined 4% in fiscal 2011 when compared to fiscal 2010, we expect that a significant portion of our revenue will continue to be dependent on the health of the communications end market, which experienced a downtrend in the second half of fiscal 2011. Revenue from the Industrial and other end market increased 29% for fiscal 2011 as compared to fiscal 2010 and 103% in fiscal 2010 when compared to fiscal 2009. Revenue from the Computing end market decreased 1% in fiscal 2011 when compared to fiscal 2010, but increased 59% in fiscal 2010 when compared to fiscal 2009. Revenue from the Consumer end market increased 13% for fiscal 2011 as compared to fiscal 2010 and 53% for fiscal 2010 as compared to fiscal 2009.

The composition of our revenue by end market for fiscal years 2011, 2010 and 2009 was as follows (dollars in thousands):

	Year Ended
	December 31, 2011		January 1, 2011		January 2, 2010
Communications	$141,283	44%	$146,607	49%	$108,780	56%
Industrial and other	97,519	31%	75,667	25%	37,248	19%
Computing	42,706	13%	42,969	15%	27,086	14%
Consumer	36,858	12%	32,525	11%	21,306	11%
Total revenue	$318,366	100%	$297,768	100%	$194,420	100%

Revenue by Product Classification

Revenue for New products increased 20% for fiscal 2011 as compared to fiscal 2010, and 91% for fiscal 2010 as compared to fiscal 2009, primarily as a result of increased unit sales. Revenue from Mainstream products decreased 8% for fiscal 2011 but increased 33% for fiscal 2010 primarily related to a decrease and increase in unit sales, respectively. Mature product revenue increased 6% in fiscal 2011 and increased 35% for fiscal 2010 primarily related to an increase in unit sales.

The composition of our revenue by product classification for fiscal years 2011, 2010 and 2009 was as follows (dollars in thousands):

	Year Ended
	December 31, 2011		January 1, 2011		January 2, 2010
New*	$151,472	48%	$126,648	43%	$66,294	34%
Mainstream*	90,155	28%	98,413	33%	74,218	38%
Mature*	76,739	24%	72,707	24%	53,908	28%
Total revenue	$318,366	100%	$297,768	100%	$194,420	100%

___________
* Product classification

New:	LatticeECP3, LatticeXP2, LatticeECP2/M, MachXO, Power Manager II, ispClockA/D/S, ispMACH 4000ZE, iCE40
Mainstream:	ispXPLD, ispGDX2, ispMACH 4000/Z, ispXPGA, LatticeSC, LatticeECP, LatticeXP, ispClock, Power Manager I, Software and IP
Mature:	FPSC, ORCA 2, ORCA 3, ORCA 4, ispPAC, ispLSI 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-volt CPLDs, GDX/V, ispMACH 4/LV, iCE65, all SPLDs

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

In fiscal 2010 we reclassified our New, Mainstream and Mature product categories to better reflect our current product portfolio. No changes were made in fiscal 2011.

Revenue by Geography

The composition of our revenue by geographical location of our direct and indirect customers was as follows (dollars in thousands):

	Year Ended
	December 31, 2011		January 1, 2011		January 2, 2010
	Total	%	Total	%	Total	%
United States	$44,847	14	$36,211	12	$28,296	15

China	123,124	39	124,910	42	83,813	43
Europe	66,319	21	54,332	18	33,389	17
Japan	36,961	11	38,992	13	19,460	10
Taiwan	8,346	3	8,839	3	6,313	3
Other Asia	32,687	10	27,853	10	17,476	9
Other Americas	6,082	2	6,631	2	5,673	3
Total foreign revenue	273,519	86	261,557	88	166,124	85
Total revenue	$318,366	100	$297,768	100	$194,420	100

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

Revenue from foreign sales as a percentage of total revenue was 86% for fiscal 2011, 88% for fiscal 2010 and 85% for fiscal 2009. We believe the foreign market to the Asia Pacific region will remain the primary source of our revenue due to relatively more favorable business conditions in Asia and a continuing trend towards outsourcing of manufacturing by North American and European customers to the Asia Pacific region.

Revenue from Distributors

Our largest customers are distributors and have historically made up a significant portion of our total revenue. Revenue attributable to resales of products by Arrow Electronics, Inc., which includes its wholly-owned subsidiary, Nu Horizons Electronics Corp., accounted for approximately 22%, 18% and 12% of revenue in fiscal years 2011, 2010 and 2009, respectively. Revenue attributable to resales of products by Avnet, Inc. ("Avnet"), accounted for approximately 17%, 17% and 13% of revenue in fiscal years 2011, 2010 and 2009, respectively. Revenue attributable to resales of products by the Weikeng Group (Weikeng Industrial Co. Ltd. (Taiwan) and Weikeng International Co. Ltd. (Hong Kong)) accounted for approximately 14%, 14% and 9% of revenue in fiscal years 2011, 2010 and 2009, respectively. Sales of products to ASTI Holdings Ltd. accounted for approximately 0%, 0% and 16% of revenue in fiscal years 2011, 2010 and 2009, respectively. No other individual customer accounted for more than 10% of total revenue in any of the fiscal years 2011, 2010 and 2009.

On August 28, 2011, our global franchise agreement with Avnet terminated, however, we mutually agreed to terms for the transition of inventory through December 31, 2011. We do not expect a significant disruption in our ability to service customers as a result of this change. We continue to serve our end customers with a network that includes a global distributor, regional distributors, manufacturer's representatives, and our direct sales team.

During fiscal 2009, we embarked on a program to restructure our distribution channels, primarily in the Asia Pacific region, from a sell-in to a sell-through distribution model. As a result the majority of our revenue in fiscal 2011 and 2010 was from resale of our products by sell-through distributors. In connection with this program, we terminated our distribution agreement between the Company and Promaster Technology Corporation on July 2, 2009, between the Company and Dragon Technology Distribution and FE Global Electronics effective for various territories on February 1 and February 6, 2010, respectively, and between the Company and other distributors effective on various dates. Dragon Technology Distribution and FE Global Electronics are wholly-owned subsidiaries of ASTI Holdings Ltd. Additionally, we converted in-place distributors in the Asia Pacific region and Europe from a sell-in to a sell-through model. As a result, we estimate that revenue was lower in the fourth quarter of fiscal 2009 by approximately $2.0 million compared to revenue had we not embarked on this program.

Revenue related to resale of our products by sell-through distributors makes up 61%, 56%, and 38% of total revenue for fiscal 2011, 2010 and 2009, respectively.

Gross Margin and Operating Expenses

Our gross margin percentage was 59.2% for fiscal 2011, 60.4% for fiscal 2010 and 53.7% for fiscal 2009. The decrease in gross margin percentage during fiscal 2011 compared to fiscal 2010 was primarily attributed to an increase in New product revenue which typically carries a lower gross margin than our Mainstream and Mature products. The increase in gross margin percentage during fiscal 2010 compared to fiscal 2009 was primarily attributed to the significantly higher production volume in fiscal 2010 when compared to fixed overhead costs charged to Cost of products sold. Additionally, due to the broad based nature of our revenue increase, revenue from our Mature and Mainstream products, which typically carry a higher gross margin than our New product categories, increased during fiscal 2010. We also realized a benefit related to some sales of older, fully reserved products in fiscal 2010.

Research and development expense was $71.9 million for fiscal 2011 compared to $60.3 million for fiscal 2010 and $56.1 million for fiscal 2009. Research and development expenses consist primarily of personnel, masks, engineering wafers, third-party design automation software, test equipment and tooling depreciation, and qualification expenses. The increase in fiscal 2011 compared to fiscal 2010 was related to personnel, masks, engineering wafers, third-party design automation software, test equipment and tooling depreciation and qualification expense. The increase in fiscal 2010 compared to fiscal 2009 was related to personnel related costs, primarily accrued bonus costs recorded in connection with the 2010 Cash Incentive Compensation Plan, as well as an increase in outside service costs for engineering development. We believe that a continued commitment to research and development is essential to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies, our mask and engineering wafer costs are becoming more expensive and will therefore increasingly represent a greater proportion of total research and development expenses.

Selling, general and administrative expense was $68.8 million in fiscal 2011, $64.4 million in fiscal 2010 and $52.5 million in fiscal 2009. The increase in fiscal 2011 compared to fiscal 2010 was the result of an increase in labor related costs, sales commission costs, legal costs, and outside service costs for marketing and financial consulting. The increase in fiscal 2010 compared to fiscal 2009 was primarily a result of an increase in sales commission costs, marketing related costs and accrued bonus costs recorded in connection with the 2010 Cash Incentive Compensation Plan.

Acquisition related charges were $0.5 million in fiscal 2011, none in fiscal 2010 and $0.2 million in fiscal 2009. The charges in fiscal 2011 include $0.4 million in professional service and legal fees, and $0.1 million amortization of intangible assets related to our December 16, 2011 acquisition of SiliconBlue. We estimate charges related to amortization of intangible assets will be approximately $3.2 million for fiscal 2012, and $0.4 million in professional service type charges. Fiscal 2009 Acquisition related charges relate to our 2002 acquisition of the FPGA business of Agere Systems, Inc. and of Cerdelinx Technologies, Inc.

The Company implemented restructuring plans during the fiscal years 2005, 2007, 2008, 2009 and 2011. Included in our Consolidated Statements of Operations and reported as Restructuring charges for fiscal 2011, 2010 and 2009 are charges of $6.1 million, less than $0.1 million and $3.7 million, respectively, primarily resulting from severance and related costs and costs to vacate leased properties under these restructuring plans.

Other income, net

The following table summarizes the activity in Other income, net (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Interest income	$1,142	$998	$1,227
Gain related to sale or fair value adjustment, net of impairment charges on auction rate securities	589	668	374
Gain on sale of real estate	—	720	—
(Loss) gain on deferred compensation plan assets and other, net	(297)	88	211
Total	$1,434	$2,474	$1,812

The increase in interest income in fiscal 2011 compared to fiscal 2010 relates to higher invested balances in fiscal 2011 when compared to fiscal 2010. The decrease in interest income in fiscal 2010 compared to fiscal 2009 relates to lower interest rates on invested balances.

Benefit (provision) for income taxes

Benefit for income taxes resulted from a portion of our deferred tax valuation allowance reversed and the recognition of previously unrecognized uncertain tax positions, partially offset by a provision recorded related to our new global tax structure and foreign taxes.

On December 31, 2011, we began to implement a global tax structure to more effectively align the Company's corporate structure and transaction flows with the Company's geographic business operations including responsibility for sales and purchasing activities. We have numerous sales offices in foreign locations, operational centers in the Philippines and Singapore, and research and development sites in China, India and the Philippines. Revenues from non-Domestic regions account for over 80% of all revenue. In addition, the large majority of our suppliers are located in the Asia Pacific region. Based on these factors we have created new and realigned existing legal entities, intercompany sales of rights to intellectual property, inventory and fixed assets across different tax jurisdictions, and implemented cost-sharing and intellectual property licensing and royalty agreements between our U.S. and low cost tax jurisdictions. These actions created a gain for tax purposes, for which we recorded a $76.8 million tax provision in the fourth quarter of fiscal 2011. This provision was fully offset by the release of valuation allowance on deferred tax assets of $76.8 million recorded as a tax benefit during the fourth quarter of fiscal 2011. We expect that the global tax structure will be completed during the first quarter of 2012 upon the intercompany sale of inventory and fixed assets, and we expect to record approximately $9.7 million in additional income tax provision during the first quarter of fiscal 2012, which will result in an increase to the effective tax rate.

During the fourth quarter of 2011, we also concluded that it was more likely than not that we would be able to realize the benefit of a portion of our remaining deferred tax assets. We based this conclusion on improved operating results over the past two years and our expectations about generating taxable income in the foreseeable future including the implementation of a global tax structure discussed above. Based on our assessment regarding the potential to realize deferred tax assets, we reversed additional valuation allowance, which when offset by the provision recorded related to our new global tax structure, resulted in an income tax benefit of $35.2 million. We exercised significant judgment and considered estimates about our ability to generate revenues, gross profits, operating income and taxable income in future periods under our new tax structure in reaching this decision.

We are not currently paying federal income taxes and do not expect to pay such taxes until the benefits of our tax net operating losses and credits are fully utilized. We expect to pay a nominal amount of state income tax. We accrue interest and penalties related to uncertain tax positions in the Provision for income taxes.

We are paying foreign income taxes which are primarily related to the cost of operating offshore research and development and marketing subsidiaries.

The inherent uncertainties related to the geographical distribution, and relative levels of profits among various high and low tax jurisdictions make it difficult to quantify the impact of the global tax structure on our future effective tax rate.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

Our sources and uses of cash from operating, financing and investing activities were as follows (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net cash provided by operating activities	$62,176	$82,102	$101,389
Net cash (used in) provided by investing activities	(86,232)	(67,185)	1,944
Net cash (used in) provided by financing activities	(8,905)	3,398	(932)
Net (decrease) increase in cash and cash equivalents	$(32,961)	$18,315	$102,401

Fiscal 2011 compared to 2010

Operating Activities

Net cash provided by operating activities was $62.2 million in fiscal 2011, compared to Net cash provided by operating activities of $82.1 million in fiscal 2010. The decrease in comparable periods is primarily the result of a decrease in Net income before income taxes from $57.6 million to $42.7 million and the use of foundry advances of $11.5 million in fiscal 2010 and no such transactions in fiscal 2011. In addition, other significant items of operating activities include:

•Net cash was provided by a reduction in Accounts receivable, net of $4.6 million in fiscal 2011 but was used in operations as the result of an increase of $7.6 million in fiscal 2010. Billings in the fourth quarter of fiscal 2011 were relatively low when compared to billings in the fourth quarter of fiscal 2010.

•Net cash was provided by a reduction in Inventory of $2.6 million in fiscal 2011 but was used in operations as the result of an increase of $11.4 million in fiscal 2010. The increase in inventory in fiscal 2010 was driven by demand for our product to support quarterly sequential revenue increases through the second quarter of fiscal 2011, at which time revenue then declined on a quarterly sequential basis.

•Net cash was used in operations as a result of a decrease in Deferred income and allowances on sales to sell-through distributors of $4.9 million in fiscal 2011 but was provided by operations as the result of an increase of $5.5 million in fiscal 2010. This decrease in fiscal 2011 is primarily related to the termination of our distribution agreement with Avnet.

•Net cash was used in operation as a result of a decrease in Accounts payable and accrued expenses (includes restructuring) and Accrued payroll obligations of $3.3 million in fiscal 2011 but was provided by operations as the result of an increase of $13.3 million in fiscal 2010.

•Net cash was provided by operations as a result of an increase in Other liabilities of $13.1 million in fiscal 2011 but was used in operations as the result of a decrease of $0.7 million in fiscal 2010. The increase in fiscal 2011 is primarily related to an increase in unrecognized tax benefits.

Investing Activities

Net cash used in investing activities was $86.2 million in fiscal 2011 compared to Net cash used in investing activities of $67.2 million in fiscal 2010. The increase in net cash used for comparable periods is primarily the result of $63.2 million used in the acquisition of SiliconBlue on December 16, 2011. Net cash was used in investing activities for net purchases greater than proceeds from sales of marketable securities of $1.9 million in fiscal 2011 compared to net cash used in investing activities as the result of net purchases greater than proceeds from sales of marketable securities of $51.4 million in fiscal 2010. Capital expenditures decreased from $13.9 million in fiscal 2010 to $13.0 million in fiscal 2011.

Financing Activities

Net cash used in financing activities was $8.9 million for fiscal 2011 compared to Net cash provided by financing activities in fiscal 2010 of $3.4 million primarily due to an increase in cash used to buy Treasury stock of $14.4 million in fiscal 2011 from $2.0 million in fiscal 2010.
Fiscal 2010 compared to 2009

Operating Activities

Net cash provided by operating activities was $82.1 million in fiscal 2010, compared to Net cash provided by operating activities of $101.4 million in fiscal 2009, primarily as a result of the receipt of a $60.0 million repayment in fiscal 2009, of the Company's advance payment made to Fujitsu Limited (“Fujitsu”) in fiscal 2007, while no receipt occurred in fiscal 2010, and a decrease in usage of Fujitsu advance credits from $20.1 million in fiscal 2009 to $11.5 million in usage in fiscal 2010. Offsetting these amounts was an increase in cash flow from Net income (loss) due to Net income of $57.1 million in fiscal 2010 compared to a Net loss of $7.0 million in fiscal 2009. In addition other significant items of operating activities include:

•Net cash used in operations as the result of increased inventory of $11.4 million in fiscal 2010 compared to cash provided by operations as the result of a decrease in Inventory of $6.8 million in fiscal 2009.

•Net cash provided by operations due to an increase in Accrued payroll obligations of $6.5 million in fiscal 2010 compared to a decrease of $1.6 million in fiscal 2009.

Investing Activities

Net cash used in investing activities was $67.2 million in fiscal 2010 compared to Net cash provided by investing activities of $1.9 million in fiscal 2009 as purchases of marketable securities exceeded sales of marketable securities and Short-term marketable securities increased by $55.4 million as reflected on the Consolidated Balance Sheet when fiscal 2010 is compared to fiscal 2009. Capital expenditures increased from $7.0 million in fiscal 2009 to $13.9 million in fiscal 2010.

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

Liquidity

As of December 31, 2011, our principal source of liquidity was $210.1 million of Cash and cash equivalents and Short-term marketable securities, which was approximately $28.1 million less than the balance of $238.2 million at January 1, 2011. Working capital decreased to $248.6 million at December 31, 2011, from $271.0 million at January 1, 2011. The primary reason for decline in both measures above is attributed to our $63.2 million cash purchase of SiliconBlue and our $14.4 million purchase of treasury stock under our stock repurchase program, partially offset by cash provided by operating activities.

We believe that our existing liquid resources and cash expected to be generated from future operations will be adequate to meet our operating and capital requirements and obligations for at least the next twelve months. We have no long-term debt.

At December 31, 2011 and January 1, 2011, the Company held auction rate securities with a par value of $8.3 million and $11.6 million, respectively. The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available. At December 31, 2011, due to continued multiple failed auctions and a determination of illiquidity, the $8.3 million par value of auction rate securities held by the Company had an estimated fair value of $6.9 million and are classified as Long-term marketable securities. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

In accordance with ASC 320, “Investments - Debt and Equity Securities,” the Company recorded an unrealized loss of

$0.1 million during the year ended December 31, 2011 on certain Short-term marketable securities, which has been recorded in Accumulated other comprehensive income. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income. For the year ended December 31, 2011, approximately $0.4 million in unrealized losses related to the increase in fair value of auction rate securities were recorded in Accumulated other comprehensive income. If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive income.

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. All repurchases will be open market transactions and funded from available working capital.

On October 21, 2010, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could have been repurchased. The duration of the repurchase program was twelve months from adoption. In connection with this stock repurchase program, the Company entered into a 10b5-1 plan. During fiscal 2011, approximately 2.4 million shares were repurchased for $14.4 million. During fiscal 2010, approximately 0.4 million shares were repurchased for $2.0 million. All shares repurchased under this program were retired by December 31, 2011. All repurchases were open market transactions and were funded from available working capital. The program ended by its terms in October 2011.

On December 13, 2008, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could have been repurchased. In connection with the stock repurchase program, we entered into a 10b5-1 plan. The duration of the repurchase program was twelve months, and expired on December 13, 2009. During fiscal 2009, approximately 263,000 shares were repurchased for $0.3 million, all of which were open market transactions and were funded from available working capital. All shares repurchased under this program were retired in 2010.

On August 11, 2004, the Company entered into an agreement with a bank under the terms of which we could borrow up to $6.0 million in Japanese yen in a revolving line of credit arrangement. In the first fiscal quarter of 2008, we amended the agreement to reduce the line of credit to $4.0 million. Outstanding borrowings were collateralized by a market rate investment account. Interest on outstanding borrowings were based on the Japanese LIBOR Fixed Rate. Outstanding borrowings at January 3, 2009 were $0.8 million and were reported in Accounts payable and accrued expenses on the Consolidated Balance Sheets. This arrangement was terminated by the Company during the first quarter of fiscal 2009.

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

Contractual Obligations

The following table summarizes our significant contractual cash obligations at December 31, 2011 (in thousands):

Fiscal year	Operating leases(1)	Purchase order obligations(2)
2012	$3,652	$67,188
2013	3,060	—
2014	635	—
2015	98	—
2016	32	—
Thereafter	—	—
	$7,477	$67,188

_________
(1)	Certain of our facilities and equipment are leased under operating leases, which expire at various times through 2016.
(2)	This column excludes amounts already recorded on our Consolidated Balance Sheet as current or long-term liabilities at December 31, 2011.

We also have other liabilities of $21.6 million relating to uncertain tax positions. However, as we are unable to reliably estimate the timing of future payments related to uncertain tax positions, we have excluded this amount from the table above.

Our significant operating leases are for our facilities in San Jose, California, Bethlehem, Pennsylvania, Shanghai, China and Downers Grove, Illinois. Our lease in San Jose expires in December 2013 with annual rental costs estimated to be $2.0 million with 3% annual increases. Our lease in Bethlehem expires in September 2014 with annual rental costs estimated to be $0.5 million with 3% annual increases. Our lease in Shanghai expires in May 2012 with remaining rental costs estimated to be $0.1 million. Our lease in Downers Grove expires in August 2012 with annual rental costs estimated to be $0.1 million. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful life of the assets.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012. We will adopt this standard in the first quarter of fiscal 2012.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Credit Market Risks

At December 31, 2011 and January 1, 2011, we held auction rate securities with a face value of $8.3 million and $11.6 million, respectively. At December 31, 2011, the auction rate securities held by us had an estimated fair value of $6.9 million. At January 1, 2011, the auction rate securities had an estimated fair value of $10.2 million. Our investments in auction rate securities are subject to interest rate and market risk. A hypothetical 10% movement in interest rates would not have a material impact on the fair value of the portfolio. If the market for our investment portfolio declines, our consolidated operating results may be negatively impacted.

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

On December 31, 2011, the Company had two forward contracts to deliver a total of 140 million yen by January 26, 2012. The contracts were settled by that date.

Item 8. Financial Statements and Supplementary Data.
Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$141,423	$174,384
Short-term marketable securities	68,711	63,836
Accounts receivable, net	36,993	41,188
Inventories	37,278	37,333
Prepaid expenses and other current assets	16,200	8,648
Total current assets	300,605	325,389
Property and equipment, less accumulated depreciation	40,430	39,322
Long-term marketable securities	6,946	10,232
Other long-term assets	11,628	2,744
Intangible assets, net of amortization	18,377	—
Goodwill	44,808	—
Deferred income taxes	45,130	—
Total assets	$467,924	$377,687
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$31,842	$26,994
Accrued payroll obligations	9,373	11,654
Deferred income and allowances on sales to sell-through distributors	10,761	15,692
Total current liabilities	51,976	54,340
Other long-term liabilities	22,387	4,625
Total liabilities	74,363	58,965
Commitments and contingencies (See “Note 15—Commitments and Contingencies”)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 117,675,000 and 117,971,000 shares issued and outstanding, excluding 371,000 shares of treasury stock at January 1, 2011	1,177	1,179
Paid-in capital	627,637	630,184
Accumulated other comprehensive (loss) income	(345)	499
Accumulated deficit	(234,908)	(313,140)
Total stockholders' equity	393,561	318,722
Total liabilities and stockholders' equity	$467,924	$377,687

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Revenue	$318,366	$297,768	$194,420
Costs and expenses:
Cost of products sold	129,769	117,943	90,077
Research and development	71,855	60,326	56,133
Selling, general and administrative	68,838	64,359	52,545
Acquisition related charges	536	—	228
Restructuring charges	6,079	11	3,689
	277,077	242,639	202,672
Income (loss) from operations	41,289	55,129	(8,252)
Other income, net	1,434	2,474	1,812
Income (loss) before income taxes	42,723	57,603	(6,440)
Benefit (provision) for income taxes	35,509	(531)	(517)
Net income (loss)	$78,232	$57,072	$(6,957)

Basic net income (loss) per share	$0.66	$0.49	$(0.06)
Diluted net income (loss) per share	$0.65	$0.48	$(0.06)
Shares used in per share calculations:
Basic	117,875	116,726	115,384
Diluted	121,139	120,143	115,384

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except par value)

	Common Stock ($.01 par value)					Accumulated other comprehensive (loss) income
	Shares	Amount	Paid-in Capital	Treasury stock	Accumulated deficit		Total
Balances, January 3, 2009	115,469	$1,155	$617,572	$—	$(363,255)	$(533)	$254,939
Net loss for 2009	—	—	—	—	(6,957)	—	(6,957)
Unrealized gain, net, related to marketable securities	—	—	—	—	—	1,031	1,031
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	—	(284)	(284)
Translation adjustments	—	—	—	—	—	(56)	(56)
Comprehensive loss	—	—	—	—	—	—	(6,266)
Common stock issued in connection with exercise of stock options, ESPP and net vested RSUs	386	4	198	—	—	—	202
Stock repurchase	(263)	(3)	—	(326)	—	—	(329)
Retirement of treasury stock	—	—	(326)	326	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	4,576	—	—	—	4,576
Distribution of stock held by deferred stock compensation plan	—	—	238	—	—	—	238
Balances, January 2, 2010	115,592	1,156	622,258	—	(370,212)	158	253,360
Net income for 2010	—	—	—	—	57,072	—	57,072
Unrealized gain, net, related to marketable securities	—	—	—	—	—	581	581
Tax effect of change in fair market value of auction rate securities	—	—	—	—	—	(304)	(304)
Translation adjustments	—	—	—	—	—	64	64
Comprehensive income	—	—	—	—	—	—	57,413
Common stock issued in connection with exercise of stock options, ESPP and net vested RSUs	2,750	27	5,341	—	—	—	5,368
Stock repurchase	(371)	(4)	—	(1,966)	—	—	(1,970)
Retirement of treasury stock	—	—	(1,966)	1,966	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	4,551	—	—	—	4,551
Balances, January 1, 2011	117,971	1,179	630,184	—	(313,140)	499	318,722
Net income for 2011	—	—	—	—	78,232	—	78,232
Fair value charge related to marketable securities	—	—	—	—	—	(526)	(526)
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	—	(133)	(133)
Translation adjustments	—	—	—	—	—	(185)	(185)
Comprehensive income	—	—	—	—	—	—	77,388
Common stock issued in connection with exercise of stock options, ESPP and net vested RSUs	2,145	23	5,508	—	—	—	5,531
Stock repurchase	(2,441)	(25)	—	(14,411)	—	—	(14,436)
Retirement of treasury stock	—	—	(14,411)	14,411	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	6,356	—	—	—	6,356
Balances, December 31, 2011	117,675	$1,177	$627,637	$—	$(234,908)	$(345)	$393,561

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Cash flows from operating activities:
Net income (loss)	$78,232	$57,072	$(6,957)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,666	14,492	14,210
Deferred income tax (benefit) provision	(49,376)	(479)	11
Impairment of Long-term marketable securities and Other current assets	—	—	2,600
Gain on sale of equity securities	(303)	(668)	(2,958)
Gain on sale of real estate	—	(720)	—
Stock-based compensation	6,356	4,551	4,576
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	4,553	(7,637)	(7,147)
Other receivable	—	—	60,000
Inventories	2,618	(11,408)	6,778
Prepaid expenses and other current assets	(1,367)	(3,613)	676
Foundry advances (includes advance credits)	—	11,475	20,082
Accounts payable and accrued expenses (includes restructuring)	(1,059)	6,747	6,312
Accrued payroll obligations	(2,281)	6,536	(1,575)
Deferred income and allowances on sales to sell-through distributors	(4,931)	5,532	4,419
Other liabilities	13,068	222	362
Net cash provided by operating activities	62,176	82,102	101,389
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	81,313	54,252	19,932
Purchase of marketable securities	(83,259)	(105,661)	(8,511)
Proceeds from sale of land	—	871	—
Acquisitions net of cash acquired	(45,645)	—	—
Payment for purchase of intangible assets	(18,500)	—	—
Capital expenditures	(13,001)	(13,856)	(7,030)
Acquisition of software licenses	(7,140)	(2,791)	(2,447)
Net cash (used in ) provided by investing activities	(86,232)	(67,185)	1,944
Cash flows from financing activities:
Payment on yen line of credit	—	—	(805)
Net share settlement upon issuance of RSUs	(642)	(808)	(211)
Treasury stock	(14,436)	(1,970)	(329)
Net proceeds from issuance of common stock	6,173	6,176	413
Net cash (used in) provided by financing activities	(8,905)	3,398	(932)
Net (decrease) increase in cash and cash equivalents	(32,961)	18,315	102,401
Beginning cash and cash equivalents	174,384	156,069	53,668
Ending cash and cash equivalents	$141,423	$174,384	$156,069
Supplemental disclosures of non-cash investing and financing activities:
Unrealized (loss) gain on assets measured at fair value, net, included in Accumulated other comprehensive (loss) income	$(526)	$581	$1,031
Distribution of deferred compensation from trust assets	$341	$288	$655
Tax effect of change in fair market value of auction rate securities	$—	$(304)	$—

Refer to Note 3 - Business Combinations and Goodwill for other non-cash impacts associated with the acquisition of SiliconBlue.
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

We place substantial emphasis on new product development and believe that continued investment in this area is required to maintain and improve our competitive position. Our product development activities emphasize new proprietary products, advanced packaging, enhancement of existing products and process technologies, and improvement of software development tools. Product development activities occur primarily in: Hillsboro, Oregon; San Jose, California; Downers Grove, Illinois; Shanghai, China; and Manila, Philippines.

Fiscal Reporting Period

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2011, 2010 and 2009 were 52-week years ending December 31, 2011, January 1, 2011 and January 2, 2010, respectively. Our fiscal 2012 will be a 52-week year and will end on December 29, 2012. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

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

Level 1 instruments are characterized generally by quoted prices for identical assets or liabilities in active markets. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult.

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

Derivative Financial Instruments

At December 31, 2011, January 1, 2011 and January 2, 2010, we had open foreign exchange contracts of 140,000,000 JPY, zero, and zero, respectively. The contracts outstanding at December 31, 2011 were settled on January 26, 2012. Although such hedges mitigate our foreign currency exchange rate exposure from an economic perspective they were not designated as "effective" hedges for accounting purposes and are adjusted to fair value through earnings. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Concentration of credit risk with respect to trade receivables are mitigated by a geographically diverse customer base and our credit and collection process. Accounts receivable are recorded at the invoice amount, do not bear interest, and are shown net of allowances for doubtful accounts of $0.9 million and $0.9 million at December 31, 2011 and January 1, 2011, respectively. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

We rely on Fujitsu Limited ("Fujitsu") for most of our wafer purchases for new products.

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

At the time of shipment to a sell-through distributor we invoice at published list price. The final price is set at the time of resale and is determined in accordance with a distributor price agreement. Invoices are recorded in Accounts receivable, net with a corresponding credit to Deferred income and allowances on sales to sell-though distributors and inventory is credited from Inventories with a corresponding charge to Deferred income and allowances on sales to sell-through distributors. Revenue and cost of products sold to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net income (loss).

	December 31, 2011	January 1, 2011
Inventory valued at published list price and held by sell-through distributors with right of return	$40,147	$50,085
Allowance for distributor advances	(23,300)	(26,830)
Deferred cost of sales related to inventory held by sell-through distributors	(6,086)	(7,563)
Total Deferred income and allowances on sales to sell-through distributors	$10,761	$15,692

During fiscal 2009, the Company embarked on a program to restructure our distribution channels primarily in the Asia Pacific region, from a sell-in to a sell-through distribution model. As a result, the majority of our revenue in fiscal 2010 was from reported resale from our sell-through distributors. Resale of product by sell-through distributors as a percentage of our total revenue was 61%, 56% and 38% in fiscal 2011, 2010 and 2009, respectively.

On August 28, 2011, our global franchise agreement with Avnet terminated, however, we mutually agreed to terms for the transition of inventory through December 31, 2011. We do not expect a significant disruption in our ability to service customers as a result of this change. We continue to serve our end customers with a network that includes a global distributor, regional distributors, manufacturer's representatives, and our direct sales team.

Revenue from software licensing was not material for the periods presented.

Inventories

Inventories are recorded at the lower of actual cost (approximated by standard cost) determined on a first-in-first-out basis or market. We establish provisions for inventory if it is in excess of projected customer demand, and the creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of sales.

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

Impairment of Long-Lived Assets

We review our long-lived assets, primarily property and equipment and purchased intangible assets subject to amortization, in accordance with ASC 360, “Property, Plant and Equipment", which requires us to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the estimated undiscounted cash flows to the carrying amount. A loss is recorded if the carrying amount of the asset exceeds the estimated undiscounted cash flow for the difference between carrying value and fair value.

Valuation of Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company reviews goodwill for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. For purposes of testing goodwill for impairment the Company operates as a single reporting unit. No impairment charges relating to goodwill was recorded for the fiscal year ended 2011.

Leases

We lease office space and classify our leases as either operating or capital lease arrangements in accordance with the criteria of ASC 840, “Leases”. Certain of our office space operating leases contain provisions under which monthly rent escalates over time and certain leases may also contain provisions for reimbursement of a specified amount of leasehold improvements. When lease agreements contain escalating rent clauses, we recognize expense on a straight-line basis over the term of the lease. When lease agreements provide allowances for leasehold improvements, we capitalize the leasehold improvement assets and amortize them on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset, and reduce rent expense on a straight-line basis over the term of the lease by the amount of the asset capitalized.

Restructuring Charges

Expenses associated with exit or disposal activities are recognized when incurred under ASC 420, “Exit or Disposal Cost Obligations”, for everything but severance. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits”. For leased facilities that were ceased to be used, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, was recorded as a part of restructuring charges.

Research and Development

Research and development costs are expensed as incurred.

Accounting for Income Taxes

The Company’s provision for income tax is comprised of its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more likely than not to be recoverable against future taxable income. U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $1.6 million of the undistributed earnings of our Chinese subsidiary. We intend to reinvest these earnings indefinitely in our Chinese subsidiary. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

The Company’s income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. The Company’s tax filings, however, are subject to audit by the relevant tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations.

In assessing the realizability of deferred tax assets, the Company evaluates both positive and negative evidence that may exist and considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Any adjustment to the net deferred tax asset valuation allowance is recorded in the consolidated statement of operations for the period that the adjustment is determined to be required.

Stock-Based Compensation

The Company records stock-based compensation expense related to employee and director stock options and the Employee Stock Purchase Plan (“ESPP”) in accordance with ASC 718, “Compensation - Stock Compensation”. In addition, the Company records compensation expense over the offering period in connection with shares issuable under the ESPP.

Net Income (Loss) Per Share

We compute basic income (loss) per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units (RSUs"), and ESPP shares. Our application of the treasury stock method includes as assumed proceeds the average unamortized stock-based compensation expense for the period and the impact of the pro forma deferred tax benefit or cost associated with stock-based compensation expense.

A reconciliation of basic and diluted Net income (loss) per share is presented below (in thousands, except per share data):

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Basic and diluted Net income (loss)	$78,232	$57,072	$(6,957)
Shares used in basic Net income (loss) per share	117,875	116,726	115,384
Dilutive effect of stock options, RSUs and ESPP shares	3,264	3,417	—
Shares used in diluted Net income (loss) per share	121,139	120,143	115,384
Basic Net income (loss) per share	$0.66	$0.49	$(0.06)
Diluted Net income (loss) per share	$0.65	$0.48	$(0.06)

The computation of diluted earnings per share for fiscal year 2011, 2010 and 2009 excludes the effects of stock options, RSUs and ESPP shares aggregating 3.9 million, 3.0 million and 13.1 million shares, respectively, because the effect was antidilutive. Stock options, RSUs, ESPP shares and warrants are antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and tax benefits are greater than the average market price for our common stock during the period.

Comprehensive Income (Loss)

For fiscal 2011, comprehensive income consists primarily of Net income of $78.2 million and a net fair value charge arising from marketable securities of $0.6 million. For fiscal 2010, comprehensive income consists primarily of Net income of $57.1 million and a net unrealized gain arising from marketable securities of $0.6 million. For fiscal 2009, comprehensive loss consists primarily of net loss of $7.0 million partially offset by a $1.0 million unrealized gain arising from marketable securities.

Supplemental Cash Flow

Income taxes paid approximated $1.5 million, $0.6 million and $0.3 million in fiscal years 2011, 2010 and 2009, respectively. Interest paid was insignificant for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, auction rate securities, goodwill (including the assessment of reporting unit), intangible assets, deferred income taxes and liabilities, such as accrued liabilities (including restructuring charges and bonus arrangements), income taxes and deferred income and allowances on sales to sell-through distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

(2)—New Accounting Pronouncements:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012. We will adopt this standard in the first quarter of fiscal 2012.

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

(3)—Business Combinations and Goodwill:

On July 15, 2011 the Company acquired substantially all of the assets of Rise Technology Development Limited ("Rise"), a Hong Kong company, and its subsidiary, APAC IC Layout Consultants, Inc. (“APAC IC”), a Manila, Philippines based company engaged in engineering layout and design services for $1.0 million.  The acquisition of Rise and APAC IC, which was for cash, is part of the Company's effort to improve its research and development and operations activities, reduce costs and streamline its supply chain for improved predictability and flexibility.  The Company allocated the purchase price of the acquisition in accordance with the guidance of ASC 820, “Business Combinations”, which resulted in recording the majority of the purchase price, or $0.9 million, to Goodwill. The Company has not disclosed the purchase price allocation or pro forma information as the acquisition was immaterial to the Consolidated Financial Statements.

On December 9, 2011, we acquired SiliconBlue Technologies Ltd., a Cayman Islands exempted company ("SiliconBlue") which put us in a unique position in the mobile consumer segment of the programmable logic market. The purchase price, totaling $63.2 million was paid in cash.

The Company allocated the purchase price of the acquisition in accordance with the guidance of ASC 820, “Business Combinations”. Of the total purchase price, $43.9 million was allocated to goodwill, which represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The goodwill balance is primarily attributed to assembled workforce, expected synergies and expanded opportunities when integrating SilconBlue's technology with our current product offering. SiliconBlue will expand our product offering in the mobile consumer and handheld market. These are among the factors that contributed to a purchase price for SiliconBlue that resulted in the recognition of goodwill. The goodwill and identifiable intangible assets are not deductible for tax purposes.

The estimated fair value of the assets and liabilities assumed at the acquisition date, as set forth below, reflects various preliminary fair value estimates and analyses, including work performed by a third-party valuation specialist. Certain tax attributes and the allocation of purchase price are pending final valuation and are expected to be finalized within a year of the date of acquisition.

The following table presents the estimated fair values of the assets acquired and liabilities assumed, including those items that are still preliminary, for the acquisition of SiliconBlue (in thousands):

	Useful lives (in years)	Estimated Fair Values
Net tangible assets acquired		$837
Acquired intangible assets:
Developed technology	7	10,700
Customer relationships	5.5	7,800
Goodwill		43,911
Total purchase price allocation		$63,248

Inventories were recorded at their estimated fair value ("step-up"), which represented an amount equivalent to estimated selling prices less fulfillment costs and a normative selling profit. The step-up of $0.3 million will be charged to Acquisition related costs in the following six months, approximating the estimated inventory turn-over for this particular product.

SiliconBlue was consolidated into our financial statements beginning on December 16, 2011. The aggregate net revenues and net losses of SiliconBlue recorded in our consolidated statement of operations from the acquisition date through December 31, 2011 was $0.7 million and $0.5 million, respectively. The unaudited pro-forma financial information in the table below summarizes the combined results of our operations and those of SiliconBlue for the periods shown as though the acquisition had occurred as of the beginning of fiscal year 2010. The pro-forma financial information for the periods presented includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro-forma financial information as presented below is unaudited, for informational purposes only, is subject to a number of estimates, assumptions and other uncertainties, and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2010 (in thousands, except per share) :

	Year Ended (unaudited)
	December 31, 2011	January 1, 2011
Revenues	$325,950	$302,367
Income from operations	22,697	34,831
Net income	59,203	36,338
Basic net income per share	$0.50	$0.31
Diluted net income per share	$0.49	$0.30

No impairment charges relating to goodwill and intangible assets were recorded for the fiscal year ended 2011.

(4)—Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (in thousands):

	December 31, 2011	January 1, 2011
Short-term marketable securities:
Maturities of less than five years	$68,711	$63,836
Long-term marketable securities:
Maturities of more than ten years	6,946	10,232
	$75,657	$74,068

The following table summarizes the composition of our marketable securities (in thousands):

	December 31, 2011	January 1, 2011
Short-term marketable securities:
Corporate and government bonds, notes and commercial paper	$68,711	$63,836

Long-term marketable securities:
Auction Rate Securities (by type of underlying asset):
Federally insured or FFELP guaranteed student loans	6,946	10,232
	$75,657	$74,068

The following table summarizes the composition of our auction rate securities (in thousands):

	December 31, 2011			January 1, 2011
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$8,300	$6,946	AAA	$11,600	$10,232	AAA

On March 29, 2011, the Company sold student loan auction rate securities, with a par value of $3.3 million and an estimated fair value of $2.8 million, for $3.3 million, reported a gain of $0.6 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive income, in the first quarter of fiscal 2011. On December 9, 2010, the Company sold auction market preferred shares issued by AMBAC Assurance Corporation with a par value of $8.3 million and a fair value of $0.2 million for $0.5 million and reported a gain of $0.3 million in the fourth quarter of fiscal 2010. On July 29, 2010, the Company sold student loan auction rate securities, with a par value of $3.8 million and fair value of $2.9 million for $3.3 million and reported a gain of $0.4 million in the third quarter of fiscal 2010. At December 31, 2011, due to continued multiple failed auctions and a determination of illiquidity, the $8.3 million par value of auction rate securities held by the Company had an estimated fair value of $6.9 million and are classified as Long-term marketable securities. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program ("FFELP"). The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available.

(5)—Fair Value of Financial Instruments (in thousands):

	Fair value measurements as of December 31, 2011				Fair value measurements as of January 1, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$68,711	$68,711	$—	$—	$63,836	$63,836	$—	$—
Long-term marketable securities	6,946	—	—	6,946	10,232	—	—	10,232
Foreign currency forward exchange contracts	18	—	18	—	—	—	—	—
	$75,675	$68,711	$18	$6,946	$74,068	$63,836	$—	$10,232

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

Level 1 instruments generally represent quoted prices for identical assets or liabilities in active markets. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult. Our Level 1 instruments consist of federal agency, municipal or corporate notes and bonds, and commercial paper that are traded in active markets and are classified as Short-term marketable securities on our Consolidated Balance Sheet.

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

During the fiscal year ended December 31, 2011, the following changes occurred in our Level 3 assets (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011
Beginning fair value of Long-term marketable securities	$10,232	$12,939
Fair value of securities sold or redeemed	(2,843)	(4,147)
Temporary or other-than-temporary fluctuations in fair value	(443)	1,440
Ending fair value of Long-term marketable securities	$6,946	$10,232

In accordance with ASC 320, “Investments - Debt and Equity Securities,” the Company recorded an unrealized loss of $0.1 million during the year ended December 31, 2011 on certain Short-term marketable securities (Level 1 instruments) which has been recorded in Accumulated other comprehensive income. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income. For the year ended December 31, 2011, approximately $0.4 million in unrealized losses were recorded in Accumulated other comprehensive income. If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive income.

(6)—Inventories (in thousands):

	December 31, 2011	January 1, 2011
Work in progress	$24,260	$25,516
Finished goods	13,018	11,817
	$37,278	$37,333

(7)—Property and Equipment (in thousands):

	December 31, 2011	January 1, 2011
Land	$1,456	$1,456
Buildings	27,809	27,672
Computer and test equipment	160,506	151,940
Office furniture and equipment	9,363	9,149
Leasehold and building improvements	13,484	13,842
	212,618	204,059
Accumulated depreciation and amortization	(172,188)	(164,737)
	$40,430	$39,322

Depreciation expense was $12.2 million, $10.9 million and $10.8 million for fiscal years 2011, 2010, and 2009, respectively.

(8)—Intangible Assets and Acquisition Related Charges:

In connection with our acquisition of SiliconBlue in December 2011, we recorded identifiable intangible assets related to customer relationships and developed technology based on guidance for determining fair value under the provisions of ASC 820. We did not have any identifiable intangible assets recorded as of January 1, 2011. The following table summarizes the details of the Company’s total purchased intangible assets (in thousands):

	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net of amortization December 31, 2011
Developed technology	7.0	$10,700	$(64)	$10,636
Customer relationships	5.5	7,800	(59)	7,741
Total	6.3	$18,500	$(123)	$18,377

Acquisition related charges includes cash outlays for professional fees as well as the amortization of the stepped up value of inventory and amortization of identifiable intangible assets with finite useful lives. Acquisition related charges in connection with the acquisition of SiliconBlue from the date of acquisition to December 31, 2011 were as follows (in thousands):

Fiscal year 2011
Professional fees	$397
Amortization of developed technology	64
Amortization of customer relationships	59
Adjustment to $0.3 million step-up in inventory fair value at date of acquisition	16
Total	$536

Estimated acquisition related charges in connection with the acquisition of SiliconBlue for future years are as follows (in thousands):

Fiscal year	Estimated Acquisition related charges
2012	$3,196
2013	2,947
2014	2,947
2015	2,947
2016	2,947
2017	2,179
2018	1,463
Total	$18,626

(9)—Lease Obligations:

Certain of our facilities are leased under operating leases, which expire at various times through 2016. Rental expense under the operating leases was $3.3 million, $2.7 million and $3.0 million for fiscal years 2011, 2010 and 2009, respectively. Future minimum lease commitments at December 31, 2011 are as follows (in thousands):

Fiscal year	Amount
2012	$3,652
2013	3,060
2014	635
2015	98
2016	32
Thereafter	—
$7,477

(10)—Income Taxes:

The domestic and foreign components of income (loss) before Benefit (provision) for income taxes consist of the following (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2011	2011	2010
Domestic	$42,619	$56,782	$(8,588)
Foreign	104	821	2,148
Income (loss) before income taxes	$42,723	$57,603	$(6,440)

The components of the income tax Benefit (provisions) are as follows (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Current:
Federal	$(13,463)	$(83)	$(74)
State	137	(47)	(55)
Foreign	(541)	(880)	(377)
	(13,867)	(1,010)	(506)
Deferred:
Federal	45,423	296	—
State	3,894	8	—
Foreign	59	175	(11)
	49,376	479	(11)
Benefit (provision) for income taxes	$35,509	$(531)	$(517)

The Benefit (provision) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	%	%	%
Statutory federal rate	35	35	35
Adjustments for tax effects of:
State taxes, net	3	—	11
Intellectual property sale	144	—	—
Research and development credits	(3)	(2)	14
Foreign taxes	2	—	7
Foreign dividends	1	—	(13)
Valuation allowance	(289)	(37)	1
Change in uncertain tax benefit accrual	31	—	(6)
Stock-based compensation	—	—	(32)
Tax rate change	(7)	5	(22)
Other	—	—	(3)
Effective income tax rate	(83)	1	(8)

ASC 740, “Income Taxes”, provides for the recognition of deferred tax assets if realization of these assets is more likely than not. We evaluate both positive and negative evidence to determine if some or all of our deferred tax assets should be recognized on a quarterly basis.

On December 31, 2011, we began to implement a global tax structure to more effectively align the Company's corporate structure and transaction flows with the Company's geographic business operations including responsibility for sales and purchasing activities. We have numerous sales offices in foreign locations, operational centers in the Philippines and Singapore, and research and development sites in China, India and the Philippines. Revenues from non-Domestic regions account for over 80% of all revenue. In addition, the large majority of our suppliers are located in the Asia Pacific region. Based on these factors we have created new and realigned existing legal entities, intercompany sales of rights to intellectual property, inventory and fixed assets across different tax jurisdictions, and implemented cost-sharing and intellectual property licensing and royalty agreements between our U.S. and low cost tax jurisdictions. These actions created a gain for tax purposes, for which we recorded a $76.8 million tax provision in the fourth quarter of fiscal 2011. This provision was fully offset by the release of valuation allowance on deferred tax assets of $76.8 million recorded as a tax benefit during the fourth quarter of fiscal 2011. We expect that the global tax structure will be completed during the first quarter of 2012 upon the intercompany sale of inventory and fixed assets, and we expect to record approximately $9.7 million in additional income tax provision during the first quarter of fiscal 2012.

During the fourth quarter of 2011, we also concluded that it was more likely than not that we would be able to realize the benefit of a portion of our remaining deferred tax assets. We based this conclusion on improved operating results over the past two years and our expectations about generating taxable income in the foreseeable future including the implementation of a global tax structure discussed above. Based on our assessment regarding the potential to realize deferred tax assets, we reversed additional valuation allowance, which when offset by the provision recorded related to our new global tax structure, resulted in an income tax benefit of $35.2 million. We exercised significant judgment and considered estimates about our ability to generate revenues, gross profits, operating income and taxable income in future periods under our new tax structure in reaching this decision.

The components of our net deferred tax assets are as follows (in thousands):

	December 31, 2011	January 1, 2011
Deferred tax assets:
Accrued expenses and reserves	$4,011	$3,843
Inventory	4,036	4,396
Deferred revenue	13,047	15,326
Stock-based and deferred compensation	3,716	2,731
Intangible assets	9,277	71,891
Fixed assets	124	1,266
Net operating loss carry forwards	125,013	137,387
Tax credit carry forwards	31,768	29,095
Capital loss carry forwards	6,916	6,106
Unrealized loss on securities	925	1,042
Other	81	—
	198,914	273,083
Less: valuation allowance	(147,499)	(271,208)
Net deferred tax assets	51,415	1,875
Deferred tax liabilities:
Prepaid expenses	768	732
Other	977	849
Total deferred tax liabilities	1,745	1,581
Net deferred tax assets	$49,670	$294

Of the total Net deferred tax assets, $4.5 million is considered current and included in Prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2011.

At December 31, 2011, we have federal net operating loss carry forwards (pre-tax) of approximately $290.6 million that expire at various dates between 2023 and 2029. We have state net operating loss carryforwards (pre-tax) of approximately $171.6 million that expire at various dates from 2012 through 2029. We also have federal and state credit carryforwards of $14.1 million, $21.4 million of which do not expire. The remainder credits expire at various dates from 2012 through 2031.

Future utilization of federal and state net operating losses and tax credit carry forwards may be limited if cumulative changes to ownership exceed 50% within any three-year period, which has not occurred through fiscal 2011. However, if there is a significant change in ownership the future utilization may be limited and an allowance will be recorded for that amount.

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $1.6 million of the undistributed earnings of our Chinese subsidiary. We intend to reinvest these earnings indefinitely in our Chinese subsidiary. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

At December 31, 2011, our unrecognized tax benefits associated with uncertain tax positions were $21.6 million, of which $20.4 million, if recognized, would affect the effective tax rate. As of December 31, 2011, interest and penalties associated with unrecognized tax benefits were $0.4 million.

The following table summarizes the changes to unrecognized tax benefits for fiscal years 2011, 2010 and 2009 (in thousands):

Unrecognized tax benefit	Amount
Balance at January 3, 2009	$6,238
Additions based on tax positions related to the current year	473
Additions based on tax positions of prior years	341
Reduction for tax positions of prior years	—
Settlements	—
Reduction as a result of lapse of applicable statute of limitations	(83)
Balance at January 2, 2010	6,969
Additions based on tax positions related to the current year	786
Additions based on tax positions of prior years	60
Reduction for tax positions of prior years	—
Settlements	—
Reduction as a result of lapse of applicable statute of limitations	(74)
Balance at January 1, 2011	7,741
Additions based on tax positions related to the current year	15,005
Additions based on tax positions of prior years	—
Additions for acquisition of SiliconBlue	298
Reduction for tax positions of prior years	(106)
Settlements	(1,248)
Reduction as a result of lapse of applicable statute of limitations	(138)
Balance at December 31, 2011	$21,552

At December 31, 2011, it is reasonably possible that $0.4 million of unrecognized tax benefits and $0.1 million of associated interest and penalties could significantly change during the next twelve months. The $0.5 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to certain domestic tax credits and uncertain income tax positions related to foreign tax filings for years no longer subject to examination under expiring statutes of limitations.

The Internal Revenue Service has examined our income tax returns for 2001 and 2002, and issued proposed adjustments of $1.4 million, plus interest. These adjustments relate to the treatment of acquisition costs and a tax accounting method change for prepaid expenses. We reached an agreement regarding the acquisition costs during the three months ended

March 29, 2008. We made a payment of $0.3 million related to this settlement agreement. On May 23, 2008, we filed a petition with the Tax Court seeking a redetermination of the prepaid expense adjustment. On May 9, 2011 the United States Tax Court ruled that the IRS did not err in denying our request to change our accounting method with respect to prepaid expenses and held that we were not allowed a deduction for prepaid expenses on our 2002 tax return. During the quarter ended October 1, 2011, we decided not to pursue further litigation with regard to the prepaid expense adjustment and paid the adjustments to the IRS. As a result, we paid $1.0 million in October 2011 related to disallowed prepaid expense deductions and the corresponding carry back of those deductions to the 1999 and 2000 tax returns through a net operating loss carry back. The amount paid was fully reserved. A benefit of approximately $0.9 million was recognized in the three months ended October 1, 2011 for the reversal of uncertain tax positions and related interest for the years effectively settled.

We are not currently under examination in any state or local jurisdictions. We are currently under examination in Taiwan. To date, there are no proposed adjustments that are expected to have a material adverse effect on our results of operations.

We are subject to federal and state income tax as well as income tax in the various foreign jurisdictions in which we operate. Additionally, the tax years that remain subject to examination are 2008 for federal income taxes, 2007 for state income taxes, and 2005 for foreign income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carry forward amount.

(11)—Restructuring Charges:

During 2011, the Company's Board of Directors adopted a restructuring plan to more efficiently implement the Company's product development strategy and to better align the Company's corporate strategy with the Company's sales resources (the “2011 restructuring plan”). In connection with the 2011 restructuring plan, the Company will reduce and refocus its headcount at certain of its research and development facilities, including Pennsylvania and Shanghai, China, and streamline its supply chain activities at its headquarters for reduced operational costs, improved predictability and flexibility. Part of the 2011 restructuring plan includes extending silicon development capabilities and planning and logistics activities by locating personnel in Manila, Philippines. The 2011 restructuring plan was substantially complete at the end of fiscal 2011. A total of approximately $7.1 million was incurred in fiscal 2011 and $0.8 million is expected to be incurred in the first quarter of fiscal 2012.

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

At December 31, 2011, the Consolidated Balance Sheet included $1.6 million primarily related to severance and related expenses accrued under the provisions of the 2011 restructuring plan.

The following table displays the activity related to all of the plans described above (in thousands):

	Balance at January 1, 2011	Charged to expense in fiscal 2011	Paid or settled	Adjustments to reserve credited to expense in fiscal 2011	Balance at December 31, 2011
2011 Restructuring Plan:
Severance and related costs	$—	$6,503	$(4,678)	$(269)	$1,556
Other	—	830	(830)	—	—
Subtotal	—	7,333	(5,508)	(269)	1,556

Pre-2011 Restructuring Plans:
Severance and related costs	175	—	—	(175)	—
Lease loss reserve and other	1,027	11	(191)	(821)	26
Total restructuring plans	$1,202	$7,344	$(5,699)	$(1,265)	$1,582

Total restructuring charges in fiscal years 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Severance and related costs	$6,059	$(97)	$2,334
Lease loss reserve	20	108	1,358
Other	—	—	(3)
	$6,079	$11	$3,689

We cannot be certain as to the actual amount of any remaining restructuring charges or the timing of their recognition for financial reporting purposes.

(12)—Common Stock Repurchase Program:

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. In connection with this stock repurchase program, the Company entered into a 10b5-1 plan. All repurchases will be open market transactions and funded from available working capital.

On October 21, 2010, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could have been repurchased. The duration of the repurchase program was twelve months from adoption. In connection with this stock repurchase program, the Company entered into a 10b5-1 plan. During fiscal 2011, approximately 2.4 million shares were repurchased for $14.4 million. During fiscal 2010, approximately 0.4 million shares were repurchased for $2.0 million. All shares repurchased under this program were retired by December 31, 2011. All repurchases were open market transactions and were funded from available working capital. The program ended by its terms in October 2011.

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

(13)—Stockholders' Equity:

Employee and Director Stock Options, Restricted Stock and ESPP

The Company's employee stock option plans include principal plans adopted in 1996 and 2001 (“principal option plans”), as well as various stock option plans assumed through acquisitions under which stock options are outstanding. We have authorized an aggregate of 9,000,000 and 17,200,000 shares of common stock for issuance to officers and employees under the

2001 plan and 1996 plan, respectively. The principal option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date. The options generally vest quarterly over a four-year period beginning on the grant date. The 2001 plan expired by its terms in May 2011 and new grants to employees may no longer may be made under the plan. Options granted under the principal option plans are generally non-qualified stock options but the principal option plans permit some options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The contractual term of options granted prior to January 31, 2006 was generally ten years, while the contractual term of options granted subsequent to January 31, 2006 is generally seven years.

Restricted stock unit (“RSUs”) grants are part of the Company's equity compensation practices for employees who receive equity grants. The RSUs granted to employees generally vest quarterly over a four-year period beginning on the grant date.

In May 2011, the shareholders of the Company approved the 2011 Non-Employee Director Equity Incentive Plan. The Plan provides that non-employee members of our Board of Directors receive non-qualified option grants and restricted stock units in set amounts and at set times, at option prices equal to the fair market value on the date of grant. An aggregate of 750,000 shares of common stock have been authorized for issuance under the plan. Vesting periods for options and RSUs granted to Directors is over three years and one year respectively. The contractual term of all non-employee director options is ten years.

    The Company's ESPP, which was amended and approved most recently by our stockholders in May 2007, permits eligible employees to purchase shares of common stock through payroll deductions, not to exceed 10% of an employee's compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period, but in no event less than the book value per share at the mid-point of each offering period. An aggregate of 5,500,000 shares of common stock have been authorized for issuance under the plan. We have treated the ESPP as a compensatory plan, and recorded compensation expense related to the ESPP of $0.5 million and $0.4 million for fiscal 2011 and fiscal 2010, respectively.

Stock-Based Compensation

Total stock-based compensation expense was included in the Consolidated Statements of Operations as follows (in thousands):

	Year Ended
Line item:	December 31, 2011	January 1, 2011	January 2, 2010
Cost of products sold	$461	$312	$353
Research and development	2,697	1,851	1,572
Selling, general and administrative	3,095	2,388	2,651
Restructuring charges	103	—	—
	$6,356	$4,551	$4,576

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

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Employee and Director Stock Options
Expected volatility (%)	57.4 to 61.9	55.1 to 61.6	51.5 to 54.8
Risk-free interest rate (%)	.003 to .02	.78 to 2.47	1.65 to 2.66
Expected term (in years)	4.05 to 4.37	4.06 to 4.43	4.00 to 4.51
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan	.
Weighted average expected volatility (%)	48.1	52.3	71.0
Weighted average risk-free interest rate (%)	0.14	0.2	0.3
Expected term (in years)	0.50	0.50	0.50
Dividend yield	0%	0%	0%

At December 31, 2011, there was $9.2 million of total unrecognized compensation cost related to unvested employee and director stock options, which is expected to be recognized over a weighted average period of 4.9 years. Our current practice is to issue new shares to satisfy option exercises. Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

The following table summarizes our stock option activity and related information for the year ended December 31, 2011 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Balance, January 1, 2011	9,871	$3.38
Granted	2,804	6.28
Exercised	(1,842)	3.00
Forfeited or expired	(1,546)	4.03
Balance, December 31, 2011	9,287	$4.22
Vested and expected to vest at December 31, 2011	9,287	$4.22	4.91	$17,537
Exercisable, December 31, 2011	4,421	$3.97	3.94	$9,520

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that day. This amount changes based on the fair market value of the Company's stock. Total intrinsic value of options exercised for fiscal 2011, 2010 and 2009 was $6.6 million, $5.3 million and less than $0.1 million, respectively. The total fair value of options and RSUs vested and expensed in fiscal 2011, 2010 and 2009 was $6.0 million, $4.2 million and $4.3 million, respectively.

The resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted were $2.92, $2.31 and $1.05 for fiscal years 2011, 2010 and 2009, respectively. The weighted average fair values calculated using the Black-Scholes option pricing model for the ESPP were $1.80, $1.07 and $.66 for fiscal years 2011, 2010 and 2009, respectively.

The following table summarizes our RSU activity for the year ended December 31, 2011 (shares in thousands):

	Shares	Weighted average grant date fair value
Balance at January 1, 2011	423	$2.42
Granted	1,100	6.53
Vested	(283)	2.71
Forfeited	(163)	5.22
Balance at December 31, 2011	1,077	$6.12

At December 31, 2011, there was $5.1 million of total unrecognized compensation cost related to unvested RSUs. Our current practice is to issue new shares when RSUs vest. Compensation expense for RSUs is recognized using the straight-line method over the related vesting period.

At December 31, 2011, a total of 9.7 million shares of our common stock were available for future grants under our stock option plans. Shares subject to stock option grants that expire or are canceled without delivery of such shares generally become available for re-issuance under these plans. At December 31, 2011, a total of 0.05 million shares of our common stock were available for future purchases under our ESPP.

(14)—Employee Benefit Plans:

Qualified Investment Plan

In 1990, we adopted a 401(k) plan, which provides participants with an opportunity to accumulate funds for retirement. The plan does not allow investments in the Company's common stock. The plan allows for the Company to make discretionary matching contributions in cash. The Company matched contributions for a total of $0.8 million in fiscal 2011, $0.2 million in fiscal 2010 and made no matching contributions in fiscal 2009.

Executive Deferred Compensation Plan

We initiated an Executive Deferred Compensation Plan effective August 1997. Under the provisions of this plan, as approved by the Board of Directors, certain senior executives may annually defer up to 75% of their salary and up to 100% of their incentive compensation. The return on deferred funds is based upon the performance of designated mutual funds. There is no guaranteed return or matching contribution. We paid out $0.3 million, $0.3 million and $0.7 million of the deferred compensation balance in fiscal 2011, 2010 and 2009, respectively. Balances at December 31, 2011 and January 1, 2011 of $0.4 and $0.7 million, respectively, are reflected in Other long-term liabilities in our accompanying Consolidated Balance Sheets and the related assets are included in Foundry advances and other assets in our accompanying Consolidated Balance Sheets. The deferred compensation amounts are unsecured obligations, but we have made corresponding contributions to a trust fund owned by the Company for the benefit of deferred compensation plan participants. The trust fund invests in mutual funds in the manner directed by participants pursuant to provisions of the plan. The mutual funds are accounted for as trading securities and are marked to market.

Executive Variable Compensation Plan

In December 2007, the Compensation Committee of the Board of Directors approved the 2008 Executive Variable

Compensation Plan. The Company's Chief Executive Officer and other members of senior management as nominated by the Chief Executive Officer and approved by the Compensation Committee are eligible to participate in the Executive Variable Compensation Plan. The payout for each participant is based both on Company performance, as measured by achievement of revenue and operating income performance goals approved by the Board prior to the commencement of the plan year, and individual performance. There was no expense under this plan during fiscal years 2011, 2010 or 2009.

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

2010 Cash Incentive Compensation Plan

On December 1, 2009, upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved the 2010 Cash Incentive Compensation Plan (“2010 Plan”). The Chief Executive Officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, together with all other employees of the Company, were eligible to participate in the 2010 Plan. Under the 2010 Plan, individual cash incentive payments for the Chief Executive Officer and other executive officers were based both on Company performance, as measured by achievement of GAAP operating income, and individual performance, as measured by the achievement of personal management objectives. Under the 2010 Plan, cash incentive payments were funded by the Company’s achievement of GAAP operating income, with funding of the plan to be determined as a specified percentage of GAAP operating income (before incentive plan accruals) within specified ranges established by the Compensation Committee. The Compensation Committee determined the individual performance of the Chief Executive Officer based on the achievement of personal management objectives that were established by the committee during the first fiscal quarter of 2010, and the Chief Executive Officer determined the individual performance of the other participants based on the achievement of personal management objectives established by the Chief Executive Officer and reviewed by the committee during the first fiscal quarter of 2010.

The 2010 Plan required that the Company be profitable on a GAAP operating income basis before payments are made under the 2010 Plan. Under the 2010 Plan, the aggregate target cash incentive awards for all executive management participants, including the Chief Executive Officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, totaled approximately $1.7 million, and the aggregate maximum cash award for all management participants totaled approximately $3.0 million. The maximum amount of cash that could be paid out under the 2010 Plan was $6.5 million. During fiscal 2010, the Company recorded a charge of $5.4 million under the 2010 Plan, which is recorded on the Consolidated Balance Sheet in Accrued payroll obligations. Cash incentive awards were paid in February 2011.

2011 Cash Incentive Plan

On February 1, 2011, upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved the FY2011 Cash Incentive Plan (the “2011 Plan”). The Chief Executive Officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, together with all other employees of the Company not on the Company's sales incentive plan, were eligible to participate in the 2011 Plan. Under the 2011 Plan, individual cash incentive payments for the Chief Executive Officer and other executive officers would be based both on Company performance, as measured by achievement of operating income (before incentive plan accruals) and revenue goals within specified ranges established by the Compensation Committee, and individual performance, as measured by the achievement of personal management objectives, with each of these components representing one-third of the potential cash incentive award. On February 6, 2012, the Compensation Committee approved $2.6 million under the provisions of the 2011 Plan, which was paid in February of 2012.

2012 Incentive Plan

On February 7, 2012, upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved the FY2012 Incentive Plan (the “2012 Plan”). The chief executive officer and other executive officers are eligible to participate in the 2012 Plan. Under the 2012 Plan, individual cash incentive payments and restricted stock unit grants for the chief executive officer and other executive officers will be based both on Company financial performance, as measured by achievement of operating income (before incentive plan accruals) and revenue goals within specified ranges established by the Compensation Committee, and Company performance, as measured by the achievement of personal management objectives. The Compensation Committee will determine the performance of the chief executive officer, the chief financial officer and other participants based on the achievement of the management objectives established by the committee during the first fiscal quarter of 2012.

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

(16)—Segment and Geographic Information:

We operate in one industry segment comprising the design, development, and marketing of high performance programmable logic products. Our revenue by major geographic area was as follows (dollars in thousands):

	Year Ended
	December 31, 2011		January 1, 2011		January 2, 2010
	Total	%	Total	%	Total	%
United States	$44,847	14	$36,211	12	$28,296	15

China	123,124	39	124,910	42	83,813	43
Europe	66,319	21	54,332	18	33,389	17
Japan	36,961	11	38,992	13	19,460	10
Taiwan	8,346	3	8,839	3	6,313	3
Other Asia	32,687	10	27,853	10	17,476	9
Other Americas	6,082	2	6,631	2	5,673	3
Total foreign revenue	273,519	86	261,557	88	166,124	85
Total revenue	$318,366	100	$297,768	100	$194,420	100

We assign revenue to geographies based on the customer ship-to address at the point where revenue is recognized. In the case of sell-in distributors and OEM customers, revenue is typically recognized, and geography is assigned, when products are shipped to our distributor or customer. In the case of sell-through distributors, revenue is recognized when resale occurs and geography is assigned based on the customer location on the resale reports provided by the distributor.

Revenue from Distributors

Our largest customers are distributors and have historically made up a significant portion of our total revenue. Revenue attributable to resales of products by Arrow Electronics, Inc., which includes its wholly-owned subsidiary, Nu Horizons Electronics Corp., accounted for approximately 22%, 18% and 12% of revenue in fiscal years 2011, 2010 and 2009, respectively. Revenue attributable to resales of products by Avnet, Inc. accounted for approximately 17%, 17% and 13% of revenue in fiscal years 2011, 2010 and 2009, respectively. Revenue attributable to resales of products by the Weikeng Group (Weikeng Industrial Co. Ltd. (Taiwan) and Weikeng International Co. Ltd. (Hong Kong)) accounted for approximately 14%, 14% and 9% of revenue in fiscal years 2011, 2010 and 2009, respectively. Sales of products to ASTI Holdings Ltd. accounted for approximately 0%, 0% and 16% of revenue in fiscal years 2011, 2010 and 2009, respectively. No other individual customer accounted for more than 10% of total revenue in any of the fiscal years 2011, 2010 and 2009.

On August 28, 2011, our global franchise agreement with Avnet terminated, however, we mutually agreed to terms for the transition of inventory through December 31, 2011. We do not expect a significant disruption in our ability to service customers as a result of this change. We continue to serve our end customers with a network that includes a global distributor, regional distributors, manufacturer's representatives, and our direct sales team.

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

(17)—Quarterly Financial Data (Unaudited):

A summary of the Company's consolidated quarterly results of operations is as follows (in thousands, except per share data):

	2011				2010
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenue	$70,170	$81,720	$83,861	$82,615	$73,080	$77,137	$77,119	$70,432
Gross margin	$40,463	$47,854	$50,671	$49,609	$45,841	$45,586	$47,230	$41,168
Restructuring charges (adjustment)	$1,097	$1,760	$1,387	$1,835	$(30)	$79	$(120)	$82
Net income	$40,945	$13,337	$13,031	$10,919	$13,879	$15,368	$16,736	$11,089
Basic net income per share	$0.35	$0.11	$0.11	$0.09	$0.12	$0.13	$0.14	$0.10
Diluted net income per share	$0.34	$0.11	$0.11	$0.09	$0.11	$0.13	$0.14	$0.10

(18)—Subsequent Events:

On February 7, 2012, upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved the FY2012 Incentive Plan (the “2012 Plan”). The chief executive officer and other executive officers are eligible to participate in the 2012 Plan. Under the 2012 Plan, individual cash incentive payments and restricted stock unit grants for the chief executive officer and other executive officers will be based both on Company financial performance, as measured by achievement of operating income (before incentive plan accruals) and revenue goals within specified ranges established by the Compensation Committee, and Company performance, as measured by the achievement of management objectives. The Compensation Committee will determine the performance of the chief executive officer, the chief financial officer and other participants based on the achievement of management objectives established by the committee during the first fiscal quarter of 2012.

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. All repurchases will be open market transactions and funded from available working capital.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lattice Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of Lattice Semiconductor Corporation and subsidiaries as of December 31, 2011 and January 1, 2011 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement Schedule II. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lattice Semiconductor Corporation and subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lattice Semiconductor Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 12, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lattice Semiconductor Corporation:

We have audited Lattice Semiconductor Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lattice Semiconductor Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Lattice Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired APAC IC on July 15, 2011 and SiliconBlue Technologies Ltd. on December 16, 2011 (the Acquisitions). Management excluded the Acquisitions from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. The Acquisitions represent 1.1% of the Company's total assets and less than 1% of the Company's total revenues as reported in the consolidated financial statements for the year ended December 31, 2011. Our audit of internal control over financial reporting of Lattice Semiconductor Corporation also excluded an evaluation of the internal control over financial reporting of SiliconBlue Technologies Ltd.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lattice Semiconductor Corporation and subsidiaries as of December 31, 2011 and January 1 2011, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon
March 12, 2012

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

Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, the Company's internal control over financial reporting was effective.

The Company acquired APAC IC on July 15, 2011, and SiliconBlue on December 16, 2011 (the Acquisitions). Management excluded the Acquisitions from its assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2011. The Acquisitions represent 1.1% of the Company's total assets and less than 1% of the Company's total revenues as reported in the consolidated financial statements for the year ended December 31, 2011.

KPMG LLP, an independent registered public accounting firm, has audited the Company's financial statements in this report on Form 10-K and issued its report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15(d) - 15(f) under the Exchanges Act) that occurred during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In 2010 and most of 2011 we implemented a new ERP system including new modules related to our general ledger, accounts payable and elements of our cost accounting systems. Legacy operating and financial information was migrated to the new ERP system, which resulted in the modification of certain controls, procedures and processes. We follow a system implementation life cycle process that requires significant pre-implementation planning, design and testing. We plan to continue to replace our legacy systems with the new ERP system functionality over the next several years.

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement (the “Proxy Statement”) for the 2012 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we will file not later than 120 days after the end of the fiscal year covered by this report. With the exception of the information expressly incorporated by reference from the Proxy Statement, the Proxy Statement is not to be deemed filed as a part of this report.

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

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. The Standards of Ethics and Conduct is posted on our website at www.latticesemi.com and is an exhibit to this Annual Report on Form 10-K. Amendments to the code of ethics or any grant of a waiver from a provision of the code of ethics requiring disclosure under applicable SEC rules, if any, will be disclosed on our website at www.latticesemi.com.

Information about our “Director Code of Ethics” and written committee charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee are available free of charge on the Company's website at www.latticesemi.com and is available in print to any shareholder upon request.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011. The procedures by which security holders may recommend nominees to our Board of Directors were described in detail in the information concerning our Nominating and Governance Committee under the caption “Board Meetings and Committees” in our Proxy Statement filed March 15, 2012.

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
2.1
Agreement and Plan of Merger, dated as of December 9, 2011, by and among Lattice Corp., Lattice Semiconductor, Ltd., a Bermuda exempted company and a wholly owned subsidiary of Lattice Corp., Aff Inv Acquisition Corporation, a Cayman Islands exempted company and a wholly owned subsidiary of Lattice Ltd., SiliconBlue Technologies Ltd., a Cayman Islands exempted company, and Fortis Advisors LLC, as the representative for SiliconBlue's security holders (Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed on December 19, 2011).

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

Exhibit Number	Description
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

10.69*	Lattice Semiconductor Corporation 2010 Cash Incentive Compensation Plan (Incorporated by reference to Exhibit 10.69 filed with the Company's Annual Report on Form 10-K filed on March 10, 2010).

Exhibit Number	Description
10.70*
Employment Agreement between Lattice Semiconductor Corporation and Darin G. Billerbeck dated as of November 8, 2010 (Incorporated by reference to Exhibit 10.70 filed with the Company's Current Report on Form 10-Q filed on November 5, 2010).

10.71*
Employment Agreement between Lattice Semiconductor Corporation and Joe Bedewi dated as of April 11, 2011 (Incorporated by reference to Exhibit 10.71 filed with the Company's Current Report on Form 10-Q filed on May 5, 2011).

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
Joe Bedewi Corporate Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: March 12, 2012

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Darin G. Billerbeck and Joe Bedewi, or either of them, his or her attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ DARIN G. BILLERBECK	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2012
Darin G. Billerbeck

/s/ JOE BEDEWI	Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2012
Joe Bedewi

/s/ ROBIN ABRAMS	Director	March 12, 2012
Robin Abrams

/s/ JOHN BOURGOIN	Director	March 12, 2012
John Bourgoin

/s/ DAVID E. CORESON	Director	March 12, 2012
David E. Coreson

/s/ PATRICK S. JONES	Director	March 12, 2012
Patrick S. Jones

/s/ BALAJI KRISHNAMURTHY	Director	March 12, 2012
Balaji Krishnamurthy

/s/ W. RICHARD MARZ	Director	March 12, 2012
W. Richard Marz

/s/ GERHARD H. PARKER	Director	March 12, 2012
Gerhard H. Parker

/s/ HANS SCHWARZ	Director	March 12, 2012
Hans Schwarz

Schedule II
LATTICE SEMICONDUCTOR CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C		Column D	Column E	Column F
Classification	Balance at beginning of period	Charged (Credit) to costs and expenses		Charged to other accounts	Write-offs net of recoveries	Balance at end of period
Fiscal year ended December 31, 2011:
Allowance for deferred taxes	$271,208	$(123,709)	(a)	$(2)	$—	$147,497
Allowance for doubtful accounts	866	73		—	—	939
Allowance for warranty expense	99	—		—	(99)	—
	$272,173	$(123,636)		$(2)	$(99)	$148,436
Fiscal year ended January 1, 2011:
Allowance for deferred taxes	$292,683	$—		$(476)	$(20,999)	$271,208
Allowance for doubtful accounts	963	—		—	(97)	866
Allowance for warranty expense	153	—		—	(54)	99
	$293,799	$—		$(476)	$(21,150)	$272,173
Fiscal year ended January 2, 2010:
Allowance for deferred taxes	$292,752	$—		$25	$(94)	$292,683
Allowance for doubtful accounts	1,173	62		—	(272)	963
Allowance for warranty expense	625	56		—	(528)	153
	$294,550	$118		$25	$(894)	$293,799

S-1