Form 10-Q
period 2012-03-31
LATTICE SEMICONDUCTOR CORP
filed 2012-05-10
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012
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

Large accelerated filer[ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of May 7, 2012                  117,968,992

LATTICE SEMICONDUCTOR CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about: programmable logic products being expected to simplify board management design and reduce development costs; customers using both PLD and FPGA architectures; our plan to introduce new FPGA, PLD and associated software design tool products and to reduce the manufacturing cost of our products; the increase of seasonal trends in our product revenue; our existing facilities being suitable and adequate for our future needs; the majority of our revenue being through our sell-through distributors; the impact of our global tax structure and expectations regarding taxes and tax adjustments; our expectations that a significant portion of our revenue will continue to be dependent on the communications end market and the growth of our revenue from this end market; the Asia Pacific market being the primary source of our revenue; our ability to continue to serve our customers after the termination of our relationship with Avnet; the costs and benefits of our purchase of APAC IC and SiliconBlue; our plans to sell our auction rate securities; our plans to replace our legacy systems with new ERP system functionality: the costs and benefits of our restructuring plans; the impact of new accounting pronouncements; our making significant future investments in research and development and the increase of mask and engineering wafer costs; and our beliefs concerning the adequacy of our liquidity and ability to meet our operating and capital requirements and obligations.

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, the concentration and growth of our sales in the communications equipment end market, particularly as it relates to the concentration of our sales in the Asia Pacific region, market acceptance and demand for our new products, any disruption of our distribution channels, unexpected charges relating to our restructuring plans, the effect of the downturn in the economy on capital markets and credit markets, the impact of competitive products and pricing, unanticipated taxation requirements, or positions of the U.S. Internal Revenue Service, unexpected impacts of recent accounting guidance and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this Report. You should not unduly rely on forward-looking statements because our actual results could differ materially from those expressed in any forward-looking statements made by us. In addition, any forward-looking statement applies only as of the date on which it is made. We do not plan to, and undertake no obligation to, update any forward-looking statements to reflect events or circumstances that occur after the date on which such statements are made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Revenue	$71,700	$82,615
Costs and expenses:
Cost of products sold	32,215	33,006
Research and development	19,146	20,140
Selling, general and administrative	17,923	17,170
Acquisition related charges	1,707	—
Restructuring charges	556	1,835
	71,547	72,151
Income from operations	153	10,464
Other income, net	64	663
Income before income taxes	217	11,127
Provision for income taxes	7,931	208
Net (loss) income	$(7,714)	$10,919

Net (loss) income per share:
Basic	$(0.07)	$0.09
Diluted	$(0.07)	$0.09

Shares used in per share calculations:
Basic	118,174	117,996
Diluted	118,174	121,864

Comprehensive (loss) income
Net (loss) income	$(7,714)	$10,919
Other comprehensive income:
Unrealized (loss) gain related to marketable securities, net	(65)	9
Reclassification adjustment for gains on the sale of marketable securities included in net income	—	(133)
Translation adjustment	155	75
Comprehensive (loss) income	$(7,624)	$10,870

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$136,507	$141,423
Short-term marketable securities	59,652	68,711
Accounts receivable, net	52,813	36,993
Inventories	36,845	37,278
Prepaid expenses and other current assets	19,915	16,200
Total current assets	305,732	300,605
Property and equipment, less accumulated depreciation	40,724	40,430
Long-term marketable securities	6,946	6,946
Other long-term assets	9,923	11,628
Intangible assets, net of amortization	17,641	18,377
Goodwill	44,808	44,808
Deferred income taxes	38,230	45,130
Total assets	$464,004	$467,924
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$33,221	$31,842
Accrued payroll obligations	7,374	9,373
Deferred income and allowances on sales to sell-through distributors	13,981	10,761
Total current liabilities	54,576	51,976
Long-term liabilities	21,310	22,387
Total liabilities	75,886	74,363
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 118,213,000 and 117,675,000 shares issued and outstanding, excluding 194,000 shares of treasury stock at March 31, 2012	1,182	1,177
Paid-in capital	629,813	627,637
Accumulated other comprehensive loss	(255)	(345)
Accumulated deficit	(242,622)	(234,908)
Total stockholders' equity	388,118	393,561
Total liabilities and stockholders' equity	$464,004	$467,924
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net (loss) income	$(7,714)	$10,919
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,027	4,083
Change in deferred income tax provision	7,520	—
Gain on sale or maturity of marketable securities, net	—	(590)
Stock-based compensation	1,624	1,344
Changes in assets and liabilities:
Accounts receivable, net	(15,820)	(8,716)
Inventories	433	(736)
Prepaid expenses and other assets	(3,367)	(487)
Accounts payable and accrued expenses (includes restructuring)	978	598
Accrued payroll obligations	(1,999)	(3,394)
Deferred income and allowances on sales to sell-through distributors	3,220	233
Other liabilities	155	71
Net cash (used in) provided by operating activities	(9,943)	3,325
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	15,018	27,910
Purchase of marketable securities	(6,024)	(13,984)
Capital expenditures	(3,442)	(4,065)
Other investing activities, primarily time based software licenses	(1,082)	(2,303)
Net cash provided by investing activities	4,470	7,558
Cash flows from financing activities:
Net share settlement upon issuance of RSUs	(376)	(223)
Purchase of treasury stock	(1,558)	(4,330)
Net proceeds from issuance of common stock	2,491	1,736
Net cash provided by (used in) financing activities	557	(2,817)
Net (decrease) increase in cash and cash equivalents	(4,916)	8,066
Beginning cash and cash equivalents	141,423	174,384
Ending cash and cash equivalents	$136,507	$182,450
Supplemental disclosures of non-cash investing and financing activities:
Unrealized (loss) gain related to marketable securities, net, included in Accumulated other comprehensive income	$(65)	$9
Income taxes paid, net of refunds	$329	$438
Distribution of deferred compensation from trust assets	$65	$108
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies:

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared by Lattice Semiconductor Corporation (“Lattice”, the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in our opinion include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, auction rate securities, goodwill (including the assessment of reporting unit), intangible assets, deferred income taxes and liabilities, such as accrued liabilities (including restructuring charges and bonus arrangements), income taxes and deferred income and allowances on sales to sell-through distributors, forward exchange contracts, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our first quarter of fiscal 2012 and first quarter of fiscal 2011 ended on March 31, 2012 and April 2, 2011, respectively. All references to quarterly or three months ended financial results are references to the results for the relevant fiscal period.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Lattice and its subsidiaries, all of which are wholly owned, after the elimination of all intercompany balances and transactions. Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year.

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

Derivative Financial Instruments

At March 31, 2012 and December 31, 2011, we had open foreign exchange contracts of 160,000,000 JPY and 140,000,000 JPY, respectively. The contracts outstanding at March 31, 2012 and December 31, 2011 were settled in April 2012 and January 2012, respectively. Although such hedges mitigate our foreign currency exchange rate exposure from an economic perspective they were not designated as "effective" hedges for accounting purposes and are adjusted to fair value through earnings, and less than $0.1 million for the periods reported. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Concentration Risk

Potential exposure to concentration risk consists primarily of cash and cash equivalents, marketable securities and trade receivables and supply of wafers for our new products. We place our investments primarily through three financial institutions and mitigate the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company's investment policy defines approved credit ratings for investment securities. Investments on-hand consisted primarily of money market instruments, “AA” or better corporate notes and bonds, “AA” or better rated U. S. municipal notes, and U.S. government agency obligations. See Note 3 for a discussion of the liquidity attributes of our marketable securities.

Concentration of credit risk with respect to trade receivables are mitigated by a geographically diverse customer base and our credit and collection process. Accounts receivable are recorded at the invoice amount, do not bear interest, and are shown net of allowances for doubtful accounts of $0.9 million at both March 31, 2012 and December 31, 2011. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

We expect that the majority of our revenue in fiscal 2012 will be reported resale by our sell-through distributors. For the first three months of fiscal 2012 Arrow Electronics, Inc. including Nu Horizons Electronics Corp., (a wholly owned subsidiary of Arrow Electronics, Inc. USA), and Weikeng (International and Industrial) Co. LTD made up approximately 44% of total revenue.

We rely on Fujitsu Limited (“Fujitsu”) for essentially all wafer purchases for our new products.

Revenue Recognition and Deferred Income

Revenue from sales to customers is recognized upon shipment, or in the case of sales by our sell-through distributors, at the time of reported resale, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer remaining acceptance requirements and no remaining significant obligations. We sell our products directly to end customers or through a network of independent manufacturers' representatives and indirectly through a network of independent sell-in and sell-through distributors. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgment to reconcile sell-through distributors' reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our Revenue, Cost of products sold, Deferred income and allowances on sales to sell-through distributors, and Net (loss) income.

At the time of shipment to a sell-through distributor we invoice at published list price. The final price is set at the time of resale and is determined in accordance with a distributor price agreement. Invoices are recorded in Accounts receivable, net with a corresponding credit to Deferred income and allowances on sales to sell-through distributors and inventory is transferred from Inventories to Deferred income and allowances on sales to sell-through distributors. Revenue and cost of products sold to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net (loss) income.

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table (in thousands):

	March 31, 2012	December 31, 2011
Inventory valued at published list price and held by sell-through distributors with right of return	$43,931	$40,147
Allowance for distributor advances	(23,260)	(23,300)
Deferred cost of sales related to inventory held by sell-through distributors	(6,690)	(6,086)
Total Deferred income and allowances on sales to sell-through distributors	$13,981	$10,761

We expect the majority of our revenue in fiscal 2012 will be from sell-through distributors. Resale of product by sell-through distributors as a percentage of our total revenue was 53% for the three months ended March 31, 2012 and 62% for the three months ended April 2, 2011, respectively.

Revenue from software licensing was not material for the periods presented.

Note 2 - Net (loss) income Per Share:

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

A reconciliation of basic and diluted Net (loss) income per share is presented below (in thousands, except per share data):

	Three Months Ended
	March 31, 2012	April 2, 2011
Basic and diluted Net (loss) income	$(7,714)	$10,919
Shares used in basic Net (loss) income per share	118,174	117,996
Dilutive effect of stock options, RSUs and ESPP shares	—	3,868
Shares used in diluted Net (loss) income per share	118,174	121,864
Basic Net (loss) income per share	$(0.07)	$0.09
Diluted Net (loss) income per share	$(0.07)	$0.09

The computation of diluted Net (loss) income per share for the three months ended March 31, 2012 and three months ended April 2, 2011 excludes the effects of stock options, RSUs and ESPP shares aggregating 12.3 million shares and 2.0 million shares, respectively, as they are antidilutive. Stock options, RSUs and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position. Stock options and RSUs that are antidilutive in the first quarter of fiscal 2012 could become dilutive in the future.

Note 3 - Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	March 31, 2012	December 31, 2011
Short-term marketable securities:
Maturities of less than five years	$59,652	$68,711
Long-term marketable securities:
Maturities of more than ten years	6,946	6,946
Total marketable securities	$66,598	$75,657

The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	March 31, 2012	December 31, 2011
Short-term marketable securities:
Corporate and government bonds and notes and commercial paper	$59,652	$68,711
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	6,946	6,946
Total marketable securities	$66,598	$75,657

The following table summarizes the composition of our auction rate securities (in thousands):

	March 31, 2012			December 31, 2011
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$8,300	$6,946	AA+	$8,300	$6,946	AAA
Total auction rate securities	$8,300	$6,946		$8,300	$6,946

On March 29, 2011, the Company sold student loan auction rate securities, with a par value of $3.3 million and an estimated fair value of $2.8 million, for $3.3 million, reported a gain of $0.6 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive income, in the first quarter of fiscal 2011. At March 31, 2012, due to continued multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company are classified as Long-term marketable securities. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program ("FFELP"). The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available.

Note 4 - Fair Value of Financial Instruments (in thousands):

	Fair value measurements as of March 31, 2012				Fair value measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$59,652	$59,652	$—	$—	$68,711	$68,711	$—	$—
Long-term marketable securities	6,946	—	—	6,946	6,946	—	—	6,946
Foreign currency forward exchange contracts	—	—	—	—	18	—	18	—
Total fair value of financial instruments	$66,598	$59,652	$—	$6,946	$75,675	$68,711	$18	$6,946

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

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our auction rate securities are classified as Level 3 instruments. Management uses a combination of the market and income approach to derive the fair value of auction rate securities, which include third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity. Our Level 3 instruments are classified as Long-term marketable securities on our Condensed

Consolidated Balance Sheet and are entirely made up of auction rate securities that consist of student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program ("FFELP"). Fair value measurement may be sensitive to various unobservable inputs such as the ability of students to repay their loans, or change in the provision of government guarantees policy toward guaranteeing loan repayment. If students are unable to pay back their loans or the government changes their policy our investments may be further impaired.

There were no transfers between Levels 1 and 2 during the first three months ended fiscal 2012 or 2011. There were no transfers into or out of Level 3 during the first three months ended fiscal 2012 or 2011.

During the three months ended March 31, 2012 and April 2, 2011, the following changes occurred in our Level 3 instruments (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Beginning fair value of Long-term marketable securities	$6,946	$10,232
Fair value of securities sold or redeemed	—	(2,843)
Ending fair value of Long-term marketable securities	$6,946	$7,389

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized loss of $0.1 million during the three months ended March 31, 2012 on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive income. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive income. During the three months ended April 2, 2011, the Company realized a gain of $0.6 million related to the sale of a portion of its Long-term marketable securities portfolio. If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive income or the previously reported other-than-temporary impairment charge.

Note 5 - Inventories (in thousands):

	March 31, 2012	December 31, 2011
Work in progress	$25,650	$24,260
Finished goods	11,195	13,018
Total inventories	$36,845	$37,278

Note 6 - Business Combinations and Goodwill:

On July 15, 2011 the Company acquired substantially all of the assets of Rise Technology Development Limited ("Rise"), a Hong Kong company, and its subsidiary, APAC IC Layout Consultants, Inc. (“APAC IC”), a Manila, Philippines based company engaged in engineering layout and design services for $1.0 million.  The acquisition of Rise and APAC IC, which was for cash, is part of the Company's effort to improve its research and development and operations activities, reduce costs and streamline its supply chain for improved predictability and flexibility.  The Company allocated the purchase price of the acquisition in accordance with the guidance of ASC 820, “Business Combinations”, which resulted in recording the majority of the purchase price, or $0.9 million, to Goodwill. The Company has not disclosed the purchase price allocation or pro forma information as the acquisition was immaterial to the Condensed Consolidated Financial Statements.

On December 9, 2011, we acquired SiliconBlue Technologies Ltd., a Cayman Islands exempted company ("SiliconBlue"), which put us in a unique position in the mobile consumer segment of the programmable logic market. The purchase price, totaling $63.2 million was paid in cash.

The Company allocated the purchase price of the acquisition in accordance with the guidance of ASC 820, “Business Combinations”. Of the total purchase price, $43.9 million was allocated to goodwill, which represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The goodwill balance is primarily attributed to assembled workforce, expected synergies and expanded opportunities when integrating

SiliconBlue's technology with our current product offering. SiliconBlue will expand our product offering in the mobile consumer and handheld market. These are among the factors that contributed to a purchase price for SiliconBlue that resulted in the recognition of goodwill. The goodwill and identifiable intangible assets are not deductible for tax purposes.

The company is in the process of finalizing the purchase price accounting, as it relates to taxes, for the December 16, 2011 acquisition of SiliconBlue.

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

No impairment charges relating to goodwill and intangible assets were recorded for the first three months of fiscal 2012.

Note 7 - Intangible Assets and Acquisition Related Charges:

In connection with our acquisition of SiliconBlue in December 2011, we recorded identifiable intangible assets related to customer relationships and developed technology based on guidance for determining fair value under the provisions of ASC 820. We did not have any identifiable intangible assets recorded as of April 2, 2011. The following table summarizes the details of the Company’s total purchased intangible assets (in thousands):

	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net of amortization March 31, 2012
Developed technology	7.0	$10,700	$(446)	$10,254
Customer relationships	5.5	7,800	(413)	7,387
Total	6.3	$18,500	$(859)	$17,641

Acquisition related charges include severance and professional fees related to acquisition, as well as the amortization of the stepped up value of inventory and amortization of identifiable intangible assets with finite useful lives. Acquisition related charges in connection with the acquisition of SiliconBlue from the date of acquisition, December 16, 2011 to March 31, 2012 were as follows (in thousands):

	Three months ended March 31, 2012	From December 16, 2011 to December 31, 2011
Severance related to integration of employees	$566	$—
Professional fees related to acquisition	472	397
Amortization of developed technology	382	64
Amortization of customer relationships	355	59
Adjustment to $0.3 million step-up in inventory fair value at date of acquisition	124	16
Net all other, including reversal of bad debt reserve	(192)	—
Total	$1,707	$536

Estimated acquisition related charges in connection with the acquisition of SiliconBlue for future years are as follows (in thousands):

Fiscal year	Estimated Acquisition related charges
2012	$4,472
2013	2,947
2014	2,947
2015	2,947
2016	2,947
2017	2,179
2018	1,463
Total	$19,902

Note 8 - Changes in Stockholders' Equity and Accumulated other Comprehensive Income (in thousands):

	Common stock	Paid-in capital	Treasury stock	Accumu- lated deficit	Accumu- lated other compre- hensive income	Total
Balances, December 31, 2011	1,177	$627,637	$—	$(234,908)	$(345)	$393,561
Net income for the three months ended March 31, 2012	—	—	—	(7,714)	—	(7,714)
Unrealized loss related to marketable securities, net	—	—	—	—	(65)	(65)
Translation adjustments	—	—	—	—	155	155
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of taxes)	7	2,108	—	—	—	2,115
Stock repurchase	—	—	(1,558)	—	—	(1,558)
Retirement of treasury stock	(2)	(1,556)	1,558	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	1,624	—	—	—	1,624
Balances, March 31, 2012	$1,182	$629,813	$—	$(242,622)	$(255)	$388,118

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. During the first quarter of fiscal 2012, approximately 0.2 million shares were repurchased for $1.6 million. All repurchases will be open market transactions and funded from available working capital.

Note 9 - Income Taxes:

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2008, 2007 and 2005, respectively.

We have federal net operating loss carryforwards that expire at various dates between 2023 and 2029. We have state net operating loss carryforwards that expire at various dates from 2012 through 2030. We also have federal and state credit carryforwards, some of which do not expire, with the remainder expiring at various dates from 2012 through 2031.

During the fourth quarter of 2011, we concluded it was more likely than not that we would be able to realize the benefit of a portion of our remaining deferred tax assets. We based this conclusion on improved operating results over the past two years and our expectations about generating taxable income in the foreseeable future including the implementation of a global tax structure. We exercised significant judgment and considered estimates about our ability to generate revenues, gross profits, operating income and taxable income in future periods under our new tax structure in reaching this decision.

As part of our global tax structure implementation, an intercompany sale of inventory and fixed assets occurred during the first quarter of 2012. The inventory portion of this intercompany sale is expected to be sold to end customers in the normal course of business. As the inventory sells to our end customers, taxes are applied to the gain based on U.S. statutory tax rates, primarily offset by deferred tax assets. This resulted in an increase to the effective tax rate and a net tax provision of $7.9 million in the first three months of fiscal 2012. A similar net tax provision amount is expected in the next quarter as the inventory is sold to end customers.

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

We are paying foreign income taxes, which are reflected in the provision for income taxes in our Condensed Consolidated Statements of Operations and Comprehensive (loss) income and are primarily related to the cost of operating an offshore research and development, marketing and sales subsidiaries. We are not currently paying federal income taxes and do not expect to pay such taxes until the benefits of our tax net operating losses are fully utilized. We expect to pay a nominal amount of state income tax. We accrue interest and penalties related to uncertain tax positions in the provision for income taxes.

Note 10 - Restructuring:

During 2011, the Company's Board of Directors adopted a restructuring plan to more efficiently implement the Company's product development strategy and to better align the Company's corporate strategy with the Company's sales resources (the “2011 restructuring plan”). In connection with the 2011 restructuring plan, the Company reduced and refocused its headcount at certain of its research and development facilities, including Pennsylvania and Shanghai, China, and streamlined its supply chain activities at its headquarters for reduced operational costs, improved predictability and flexibility. Part of the 2011 restructuring plan includes extending silicon development capabilities, product and test engineering, planning and logistics activities by locating personnel in Manila, Philippines. The 2011 restructuring plan was substantially complete at the end of fiscal 2011. Approximately $0.6 million and $2.7 million was incurred in the first three months of fiscal 2012 and 2011, respectively. Approximately $0.3 million is expected to be incurred in the second quarter of fiscal 2012.

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

At March 31, 2012, our Condensed Consolidated Balance Sheet included an accrual of $0.4 million related to severance and related expenses under the provisions of the 2011 restructuring plan.

The following table displays the activity related to all restructuring plans described above (in thousands):

	Balance at December 31, 2011	Charged to expense during three months ended March 31, 2012	Paid or settled	Adjustments to reserve	Balance at March 31, 2012
Severance and related costs	$1,543	$276	$(1,356)	$(80)	$383
Lease loss reserve	26	—	(12)	(14)	—
Other	—	374	(374)	—	—
Total restructuring plans	$1,569	$650	$(1,742)	$(94)	$383

Total Restructuring charges included in our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Severance and related costs	$196	$2,319
Lease loss reserve	(14)	(628)
Other	374	144
Total restructuring charges	$556	$1,835

We cannot be certain as to the actual amount of any remaining restructuring charges, changes in original estimates or the timing of their recognition for financial reporting purposes.

Note 11 - Stock-Based Compensation:

Total stock-based compensation expense included in our Condensed Consolidated Statements of Operations and Comprehensive (loss) income was as follows (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Line item:
Cost of products sold	$107	$58
Research and development	622	600
Selling, general and administrative	895	634
Restructuring charges	—	52
Total stock-based compensation	$1,624	$1,344

Note 12 - Legal Matters:

On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (“John”) against Lattice Semiconductor Corporation in the U.S. District Court for the Eastern District of Texas, Marshall Division. John seeks an injunction, unspecified damages, and attorneys' fees and expenses. The Company filed a request for re-examination of the patent by the United States Patent and Trademark Office (“PTO”), which was granted by the PTO, and the re-examination has concluded. The litigation was stayed pending the results of the re-examination. The stay was lifted on January 1, 2012 but the court has not yet conducted a scheduling conference or set a trial date. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to us. The Company believes it possesses defenses to these claims and intends to vigorously defend this litigation.

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

Note 13 - Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area based on ship-to location was as follows (dollars in thousands):

	Three Months Ended
	March 31, 2012		April 2, 2011
United States:	$10,712	15%	$13,685	17%

Asia Pacific (primarily China and Taiwan)	36,367	51	43,652	53
Europe	13,226	19	17,581	21
Japan	9,779	13	6,437	8
Other Americas	1,616	2	1,260	1
Total foreign revenue	60,988	85	68,930	83
Total revenue	$71,700	100%	$82,615	100%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the three months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Results of Operations

Revenue

Key elements of our Condensed Consolidated Statements of Operations were as follows (dollars in thousands):

	Three Months Ended
	March 31, 2012		April 2, 2011
Revenue	$71,700	100.0%	$82,615	100.0%

Gross margin	39,485	55.1	49,609	60.0
Research and development	19,146	26.7	20,140	24.4
Selling, general and administrative	17,923	25.0	17,170	20.8
Acquisition related charges	1,707	2.4	—	—
Restructuring charges	556	0.8	1,835	2.2
Income from operations	$153	0.2%	$10,464	12.7%

Revenue for the first three months of fiscal 2012 decreased to $71.7 million compared to $82.6 million for the first three months of fiscal 2011. Revenue decreased primarily related to a decrease of revenue from our Mainstream and Mature products and from the Communications and the Industrial and other end markets.

Revenue by Product Line

FPGA and PLD revenue decreased in the first three months of fiscal 2012, when compared to the first three months of fiscal 2011. There was a 15% decrease in FPGA units sold and a 25% decrease in revenue in the first three months of fiscal 2012, when compared to the first three months of fiscal 2011. There was a 7% increase in PLD units sold and a 6% decrease in revenue in the first three months of fiscal 2012, when compared to the first three months of fiscal 2011. The increase or decrease in units sold and reported revenue for each period presented is related to changes in product mix.

The composition of our revenue by product line for the first three months of fiscal 2012 and 2011 was as follows (dollars in thousands):

	Three Months Ended
	March 31, 2012		April 2, 2011
FPGA	$23,337	33%	$31,179	38%
PLD	48,363	67	51,436	62
Total revenue	$71,700	100%	$82,615	100%

Revenue by End Market

Revenue from the Industrial and other end market decreased 21% the first three months of fiscal 2012, when compared to the first three months of fiscal 2011. Revenue from the Consumer end market increased 14% for the first three months of fiscal 2012, when compared to the first three months of fiscal 2011. Revenue in the Communications end market, historically our largest end market, decreased 16% for the first three months of fiscal 2012, when compared to the same period in the prior year and accounted for approximately 43% and 44% of our total revenue for the first three months of fiscal 2012 and 2011, respectively. We expect that a significant portion of our revenue will continue to be dependent on the health of the Communications end market, which is in the midst of a cyclical downtrend.

The composition of our revenue by end market for the first three months of fiscal 2012 and 2011 was as follows (dollars in thousands):

	Three Months Ended
	March 31, 2012		April 2, 2011
Communications	$30,511	43%	$36,331	44%
Industrial and other	20,303	28	25,778	31
Consumer	11,300	16	9,895	12
Computing	9,586	13	10,611	13
Total revenue	$71,700	100%	$82,615	100%

Revenue by Product Classification

Revenue for New products increased 42% for the first three months of fiscal 2012, compared to the first three months of fiscal 2011. New product revenue increased primarily due to an increase in unit sales offset by a decrease in average selling price. The decrease in average selling price for New products resulted from changes in product mix and end customer mix. Revenue for Mainstream products decreased 20% for the first three months of fiscal 2012 when compared to the first three months of fiscal 2011. Mainstream product revenue decreased due to a decrease in both average selling price and in unit sales. Mature product revenue decreased 17% for the first three months of fiscal 2012 compared to the first three months of fiscal 2011. Mature product revenue decreased due to a decrease in average selling price partially offset by an increase in units sold. The decrease in average selling price for Mature products resulted from changes in product mix and end customer mix, primarily associated with the decline in revenue from our Industrial and Other end market.

The composition of our revenue by product classification for the first three months of fiscal 2012 and 2011 was as follows (dollars in thousands):

	Three Months Ended
	March 31, 2012		April 2, 2011
New *	$11,389	16%	$8,030	10%
Mainstream *	38,343	53	48,083	58
Mature *	21,968	31	26,501	32
Total revenue	$71,700	100%	$82,615	100%

* Product Classifications:

New:	LatticeECP4, LatticeECP3, MachXO2, Power Manager II, and iCE40
Mainstream:	ispMACH 4000ZE, ispMACH 4000/Z, LatticeSC, LatticeECP2/M, LatticeECP, LatticeXP2, LatticeXP, MachXO, ispClock A/D/S, Software and IP
Mature:
ispXPLD, ispXPGA, FPSC, ORCA 2, ORCA 3, ORCA 4, ispPAC, isplsi 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-volt CPLDs, ispGDX2, GDX/V, ispMACH 4/LV, iCE65, ispClock, Power Manager I, all SPLDs

* Product categories are modified as appropriate relative to our portfolio of products and the generation within each major product family. New products consist of our latest generation of products, while Mainstream and Mature are older or based on unique late stage customer-based production needs. Generally, product categories are adjusted every two to three years, at which time prior periods are reclassified to conform to the new categorization. In the first fiscal quarter of 2012 we reclassified our New, Mainstream and Mature product categories to better reflect our current product portfolio.

Revenue by Geography

The composition of our revenue by geography, based on ship-to location, is as follows (dollars in thousands):

	Three Months Ended
	March 31, 2012		April 2, 2011
United States:	$10,712	15%	$13,685	17%

Asia Pacific (primarily China and Taiwan)	36,367	51	43,652	53
Europe	13,226	19	17,581	21
Japan	9,779	13	6,437	8
Other Americas	1,616	2	1,260	1
Total foreign revenue	60,988	85	68,930	83
Total revenue	$71,700	100%	$82,615	100%

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

Revenue from foreign sales as a percentage of total revenue was 85% for the first three months of fiscal 2012, compared to 83% for the first three months of fiscal 2011. We believe the foreign market to the Asia Pacific region will remain the primary source of our revenue due to relatively more favorable business conditions in Asia and a continuing trend towards outsourcing of manufacturing by North American and European customers to the Asia Pacific region.

Termination of Avnet Inc. ("Avnet") global franchise agreement

On August 28, 2011, our global franchise agreement with Avnet terminated, however, we had mutually agreed to terms for the transition of inventory through December 31, 2011. Revenue from Avnet made up approximately 22% of our total revenue for the first three months of fiscal 2011. We do not expect a significant disruption in our ability to service customers as a result of this change. We continue to serve our end customers with a network that includes a global distributor, regional distributors, manufacturer's representatives, and our direct sales team.

Gross Margin and Operating Expenses

Our gross margin percentage was 55.1% in the first three months of fiscal 2012, compared to 60.0% in the first three months of fiscal 2011. The decrease in gross margin percentage for the first three months of 2012, as compared to the first three months of 2011, was attributed to product mix as New products accounted for 16% of revenue in the first three months of 2012 compared to 10% in the first three months of 2011, and a decrease in revenue of our Mature products sold to the Industrial and Other end customer market, partially offset by a change in estimate to the lower of cost or market inventory reserve. New products typically have lower gross margins than products in other product classifications, and products sold to customers in the Industrial and Other end markets typically have higher gross margins than the Company average.

Research and development expense was $19.1 million in the first three months of fiscal 2012, compared to $20.1 million in the first three months of fiscal 2011, respectively. Research and development expenses consist primarily of personnel, masks, engineering wafers, third-party design automation software, test equipment and tooling depreciation, and qualification expenses. The decrease in the first three months of fiscal 2012, compared to the first three months of fiscal 2011 was primarily a result of a decrease in engineering mask and wafer costs offset by an increase in labor costs, purchased outside services, depreciation costs, and time based license costs. We believe that a continued commitment to research and development is essential to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies such as 65nm and 40nm, mask and engineering wafer costs become increasingly more expensive and will therefore represent a greater proportion of total research and development expenses.

Selling, general and administrative expense was $17.9 million for the first three months of fiscal 2012, compared to $17.2 million in the first three months of fiscal 2011. This increase in the first three months of fiscal 2012 compared to the first three months of fiscal 2011 was a result of an increase in labor related costs, legal costs and marketing related costs.

Acquisition related charges were $1.7 million for the first three months of fiscal 2012. The charges include $0.7 million in amortization of intangibles assets, $0.6 million in severance related costs, and $0.4 million other costs related to our December 16, 2011 acquisition of SiliconBlue. We estimate similar acquisition related charges will be approximately $1.0 million for the second quarter of fiscal 2012.

The Company implemented restructuring plans during the fiscal years 2005, 2009 and 2011. Included in our Condensed Consolidated Statements of Operations and Comprehensive (loss) and income and reported as Restructuring charges for the first three months of fiscal 2012 and the first three months of fiscal 2011, are charges of $0.6 million and $1.8 million, respectively, primarily resulting from severance and related costs under these restructuring plans.

Other income, net

The following table summarizes the activity in Other income, net (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Interest income	$227	$299
Gain primarily related to sale of marketable securities, net	—	480
Loss on foreign exchange transactions and other, net	(163)	(116)
Total other income, net	$64	$663

The decrease in Other income, net, in the first three months of fiscal 2012 as compared to the first three months of fiscal 2011 resulted from a gain on the sale of auction rate securities that was recorded in the first three months of fiscal 2011 while no comparable transaction occurred in the first three months of fiscal 2012.

Provision for income taxes

On December 31, 2011, we began to implement a global tax structure to more effectively align the Company's corporate structure and transaction flows with the Company's geographic business operations including responsibility for sales and purchasing activities. We have numerous sales offices in foreign locations, operational centers in the Philippines and Singapore, and research and development sites in China, India and the Philippines. Revenues from non-Domestic regions account for over 80% of all revenue. In addition, the large majority of our suppliers are located in the Asia Pacific region. Based on these factors we have created new and realigned existing legal entities, intercompany sales of rights to intellectual property, inventory and fixed assets across different tax jurisdictions, and implemented cost-sharing and intellectual property licensing and royalty agreements between our U.S. and low cost tax jurisdictions. These actions created a gain for tax purposes, for which we recorded a $76.8 million tax provision in the fourth quarter of fiscal 2011. This provision was fully offset by the release of valuation allowance on deferred tax assets of $76.8 million recorded as a tax benefit during the fourth quarter of fiscal 2011. The global tax structure was completed during the first quarter of 2012 upon the intercompany sale of inventory and fixed assets. The inventory portion of this intercompany sale is expected to be sold to end customers in the normal course of business. As the inventory sells to our end customers, taxes are applied to the gain based on U.S. statutory tax rates, primarily offset by deferred tax assets. This resulted in an increase to the effective tax rate and a net tax provision of $7.9 million in the first three months of fiscal 2012. A similar net tax provision amount is expected in the next quarter as the inventory is sold to end customers.

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

We are paying foreign income taxes which are primarily related to the cost of operating offshore research and development, marketing and sales subsidiaries.

The inherent uncertainties related to the geographical distribution, and relative levels of profits among various high and low tax jurisdictions make it difficult to quantify the impact of the global tax structure on our future effective tax rate.

Liquidity and Capital Resources

Financial Condition Sources and Uses of Cash (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Net cash (used in) provided by operating activities	$(9,943)	$3,325
Net cash provided by investing activities	4,470	7,558
Net cash provided by (used in) financing activities	557	(2,817)
Net (decrease) increase in cash and cash equivalents	$(4,916)	$8,066

Operating Activities

Net cash used in operating activities was $9.9 million in the first three months of fiscal 2012, compared to net cash provided by operating activities of $3.3 million in the first three months of fiscal 2011. The decrease in comparable periods is primarily the result of the decrease in Net income from operations from $10.9 million in first three months of fiscal 2011 to a Net loss from operations of $7.7 million in first three months of fiscal 2012. In addition, other significant items of operating activities include:

•Net cash was provided by operations as a result of a decrease in Deferred income taxes of $7.5 million in the first three months of fiscal 2012 compared to $0.0 million in the first three months of fiscal 2011.

•Net cash was used in operations as a result of an increase in Accounts receivable, net of $15.8 million in the first three months of fiscal 2012 compared to an increase of $8.7 million in the first three months of fiscal 2011. Days sales outstanding increased from 54 days as of April 2, 2011 to 66 days as of March 31, 2012.

•Net cash was used in operations as a result of an increase in Prepaid expense and other assets of $3.4 million in the first three months of fiscal 2012 compared to an increase of $0.5 million in the first three months of fiscal 2011.

•Net cash was provided by operations as a result of an increase in Deferred income and allowances on sales to sell-through distributors of $3.2 million in the first three months of fiscal 2012 compared to $0.2 million in the first three months of fiscal 2011. This increase was the result of building up inventory at our distributors to offset the decline in inventory related to the termination of our distribution agreement with Avnet at December 31, 2011.

Investing Activities

Net cash provided by investing activities was $4.5 million in the first three months of fiscal 2012, compared to $7.6 million in the first three months of fiscal 2011. Net cash was provided by investing activities for net proceeds on sales greater than purchases of marketable securities of $9.0 million in the first three months of fiscal 2012, compared to $13.9 million for the first three months of fiscal 2011. Capital expenditures was $3.4 million in the first three months of fiscal 2012 a decrease from $4.1 million in the first three months of fiscal 2011.

Financing Activities

Net cash provided by financing activities increased by $3.4 million for the first three months of fiscal 2012 compared to the first three months of fiscal 2011 due to the purchase of Treasury stock in the amount of $1.6 million in the first three months of fiscal 2012 while no such purchases took place in the first three months of fiscal 2011.

Liquidity

As of March 31, 2012, our principal source of liquidity was $196.2 million of Cash and cash equivalents and Short-term marketable securities, which were approximately $13.9 million less than the balance of $210.1 million at December 31, 2011. Working capital increased to $251.2 million at March 31, 2012 from $248.6 million at December 31, 2011.

We believe that our existing liquid resources and cash expected to be generated from future operations will be adequate to meet our operating, capital requirements and obligations for at least the next twelve months.

At both March 31, 2012 and December 31, 2011, the Company held auction rate securities with a par value of $8.3 million. On March 29, 2011, the Company sold student loan auction rate securities, with a par value of $3.3 million and an estimated fair value of $2.8 million for $3.3 million, reported a gain of $0.6 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive loss. The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available. At March 31, 2012, due to continued multiple failed auctions and a determination of illiquidity, the fair value of auction rate securities held by the Company and classified as Long-term marketable securities was $6.9 million. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized loss of $0.1 million during the three months ended March 31, 2012 on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. During the three months ended April 2, 2011, the Company realized a gain of $0.6 million related to the sale of a portion of its Long-term marketable securities portfolio.

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

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. During the first three months of fiscal 2012, approximately 0.2 million shares were repurchased for $1.6 million. All repurchases were and will be open market transactions and funded from available working capital.

On October 21, 2010, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could have been repurchased. The duration of the repurchase program was twelve months from adoption. In connection with this stock repurchase program, the Company entered into a 10b5-1 plan. During the repurchase program, approximately 2.8 million shares were repurchased for $16.4 million. All shares repurchased under this program were retired by December 31, 2011. All repurchases were open market transactions and were funded from available working capital. The program ended by its terms in October 2011.

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

Contractual Obligations

There have been no significant changes to the Company's contractual obligations outside of the ordinary course of business in the first three months of fiscal 2012 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Market Risks

At both March 31, 2012 and December 31, 2011, we held auction rate securities with a par value of $8.3 million. At both March 31, 2012 and December 31, 2011, the auction rate securities held by us had an estimated fair value of $6.9 million. Our investments in auction rate securities are subject to interest rate and market risk. A hypothetical 10% movement in interest rates would not have a material impact on the fair value of the portfolio. If the market for our investment portfolio declines, our consolidated operating results may be negatively impacted.

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

On March 31, 2012, the Company had a forward contract to deliver 160 million Japanese yen in April 2012. The contracts were settled by that date.

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
We expect that the majority of our revenue in fiscal 2012 will be reported resale by our sell-through distributors. Our primary sell-through distributors, Arrow Electronics, Inc. including Nu Horizons Electronics Corp., (a wholly owned subsidiary of Arrow Electronics, Inc. USA), Avnet, Inc. ("Avnet"), and Weikeng (International and Industrial) Co. LTD made up approximately 53%, 49% and 34% of total revenue for fiscal years 2011, 2010 and 2009, respectively. For the first three months of fiscal 2012 Arrow Electronics, Inc. including Nu Horizons Electronics Corp., (a wholly owned subsidiary of Arrow Electronics, Inc. USA), and Weikeng (International and Industrial) Co. LTD made up approximately 44% of total revenue. We depend on the timeliness and accuracy of these resale reports from our distributors; late or inaccurate resale reports could have a detrimental effect on our ability to properly recognize revenue and our ability to predict future sales.
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
On December 9, 2011, we acquired SiliconBlue Technologies Ltd., a Cayman Islands exempted company ("SiliconBlue"), which put us in a unique position in the mobile consumer segment of the programmable logic market. The purchase price, totaling $63.2 million was paid in cash. In addition, the Company recorded Goodwill of $43.9 million in connection with the purchase of SiliconBlue.

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

Historically the largest percentage of our revenue (approximately 43% for the first three months of fiscal 2012 and 44% for the first three months of fiscal 2011 revenue) has been derived from customers participating in the communications equipment end market. In addition, during fiscal year 2009, the Company participated in the China 3G telecommunications network build-out by selling products used by two large telecommunication equipment providers, which accounted for a combined 19% of our aggregate revenue. This is primarily due to strength in the wireless portion of the communications end market. For the first three months of fiscal 2012 and for the 2011 full fiscal year, the same two large telecommunication equipment providers accounted for a combined 11% and 12%, respectively, of revenue. In the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. In addition, telecommunication equipment providers are building networks for 4G networks in which we compete. Any deterioration in the communication end market, our ability to compete in future telecommunications solutions (e.g. 4G networks) or our end customers' reduction in capital spending to support this end market could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations.

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

During 2011, our Board of Directors adopted a restructuring plan (the “2011 restructuring plan”) to more efficiently implement our product development strategy and to better align our corporate strategy with the our sales resources to reduce development and operational costs and to streamline our supply chain for improved predictability and flexibility. Part of the 2011 restructuring plan includes extending silicon development capabilities, product and test engineering, planning and logistics activities by locating personnel in Manila, Philippines. These activities initially increased certain supply chain and research and development costs. During the third and fourth quarters of 2011 and the first quarter of fiscal 2012, we incurred restructuring costs related to executing the 2011 restructuring plan. We may experience disruption in our business activities as we finish the execution of our 2011 restructuring plan, and our relationships with employees, customers and suppliers could be adversely affected by these disruptions. The 2011 restructuring plan was substantially completed by the end of the fourth quarter of 2011. If we are unable to realize the benefits of the 2011 restructuring plan, our future results will be adversely affected.

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
We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders more than 30 days prior to shipment without incurring significant fees. We base our inventory levels on customers' estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is even further complicated when we sell indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties. Moreover, consumer end-markets are characterized by short product life cycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize, could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins. Factors that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory, a reduction in the average selling price, and/or a reduction in our gross margin include:

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

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. During the first quarter of fiscal 2012, approximately 0.2 million shares were repurchased for $1.6 million. All repurchases will be open market transactions and funded from available working capital.

(In thousands, except per share amounts)

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
March 2, 2012 through March 31, 2012	246	$6.31	246	$18,447
Total	246	$6.31	246

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. During the first quarter of fiscal 2012, approximately 0.2 million shares were repurchased for $1.6 million. All repurchases will be open market transactions and funded from available working capital.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

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

Date: May 9, 2012