Form 10-Q
period 2012-06-30
LATTICE SEMICONDUCTOR CORP
filed 2012-08-07
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012
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

Large accelerated filer[ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of August 3, 2012                  117,346,319

LATTICE SEMICONDUCTOR CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about: programmable logic products being expected to simplify board management design and reduce development costs; customers using both PLD and FPGA architectures; our plan to introduce new FPGA, PLD and associated software design tool products and to reduce the manufacturing cost of our products; the increase of seasonal trends in our product revenue; our existing facilities being suitable and adequate for our future needs; the majority of our revenue being through our sell-through distributors; the impact of our global tax structure and expectations regarding taxes and tax adjustments; our expectations that a significant portion of our revenue will continue to be dependent on the communications end market and the growth of our revenue from this end market; the Asia Pacific market being the primary source of our revenue; our ability to continue to serve our customers after the termination of our relationship with Avnet; the costs and benefits of our purchase of APAC IC and SiliconBlue; our plans to sell our auction rate securities; our plans to replace our legacy systems with new ERP system functionality; the costs and benefits of our restructuring plans; the impact of new accounting pronouncements; our making significant future investments in research and development and the increase of mask and engineering wafer costs; and our beliefs concerning the adequacy of our liquidity and ability to meet our operating and capital requirements and obligations.

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

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenue	$70,792	$83,861	$142,492	$166,476
Costs and expenses:
Cost of products sold	33,741	33,190	65,956	66,196
Research and development	19,363	18,631	38,509	38,771
Selling, general and administrative	19,405	17,738	37,328	34,908
Acquisition related charges	982	—	2,689	—
Restructuring charges	87	1,387	643	3,222
	73,578	70,946	145,125	143,097
(Loss) income from operations	(2,786)	12,915	(2,633)	23,379
Other income, net	694	268	758	931
(Loss) income before income taxes	(2,092)	13,183	(1,875)	24,310
Provision for income taxes	10,450	152	18,381	360
Net (loss) income	$(12,542)	$13,031	$(20,256)	$23,950

Net (loss) income per share:
Basic	$(0.11)	$0.11	$(0.17)	$0.20
Diluted	$(0.11)	$0.11	$(0.17)	$0.20

Shares used in per share calculations:
Basic	117,874	118,047	118,024	118,021
Diluted	117,874	121,468	118,024	121,695

Comprehensive (loss) income
Net (loss) income	$(12,542)	$13,031	$(20,256)	$23,950
Other comprehensive income:
Unrealized gain (loss) related to marketable securities, net	43	(16)	(22)	(7)
Reclassification adjustment for gains on the sale of marketable securities included in net income	(78)	—	(78)	(133)
Translation adjustment	104	(130)	259	(55)
Comprehensive (loss) income	$(12,473)	$12,885	$(20,097)	$23,755

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$132,468	$141,423
Short-term marketable securities	52,012	68,711
Accounts receivable, net	60,380	36,993
Inventories	37,116	37,278
Prepaid expenses and other current assets	16,005	16,200
Total current assets	297,981	300,605
Property and equipment, less accumulated depreciation	42,064	40,430
Long-term marketable securities	4,661	6,946
Other long-term assets	8,510	11,628
Intangible assets, net of amortization	16,904	18,377
Goodwill	44,808	44,808
Deferred income taxes	29,087	45,130
Total assets	$444,015	$467,924
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$31,719	$31,842
Accrued payroll obligations	7,244	9,373
Deferred income and allowances on sales to sell-through distributors	12,356	10,761
Total current liabilities	51,319	51,976
Long-term liabilities	20,497	22,387
Total liabilities	71,816	74,363
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 117,358,000 and 117,675,000 shares issued and outstanding	1,174	1,177
Paid-in capital	626,375	627,637
Accumulated other comprehensive loss	(186)	(345)
Accumulated deficit	(255,164)	(234,908)
Total stockholders' equity	372,199	393,561
Total liabilities and stockholders' equity	$444,015	$467,924
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net (loss) income	$(20,256)	$23,950
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,271	8,509
Change in deferred income tax provision	17,750	—
Gain on sale or maturity of marketable securities, net	(393)	(454)
Stock-based compensation	3,678	3,081
Changes in assets and liabilities:
Accounts receivable, net	(23,387)	(15,185)
Inventories	162	2,264
Prepaid expenses and other assets	(374)	898
Accounts payable and accrued expenses (includes restructuring)	(50)	(1,286)
Accrued payroll obligations	(2,129)	(3,361)
Deferred income and allowances on sales to sell-through distributors	1,595	889
Other liabilities	261	(78)
Net cash (used in) provided by operating activities	(12,872)	19,227
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	35,309	51,313
Purchase of marketable securities	(16,034)	(40,823)
Capital expenditures	(8,075)	(7,307)
Other investing activities, primarily time based software licenses	(2,340)	(1,560)
Net cash provided by investing activities	8,860	1,623
Cash flows from financing activities:
Net share settlement upon issuance of RSUs	(641)	(435)
Purchase of treasury stock	(6,970)	(7,977)
Net proceeds from issuance of common stock	2,668	4,213
Net cash used in financing activities	(4,943)	(4,199)
Net (decrease) increase in cash and cash equivalents	(8,955)	16,651
Beginning cash and cash equivalents	141,423	174,384
Ending cash and cash equivalents	$132,468	$191,035
Supplemental disclosures of non-cash investing and financing activities:
Unrealized loss related to marketable securities, net, included in Accumulated other comprehensive loss	$(22)	$(7)
Income taxes paid, net of refunds	$382	$551
Distribution of deferred compensation from trust assets	$131	$212
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

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our second quarter of fiscal 2012 and second quarter of fiscal 2011 ended on June 30, 2012 and July 2, 2011, respectively. All references to quarterly or three and six months ended financial results are references to the results for the relevant fiscal period.

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

Cash Equivalents and Marketable Securities

We consider all investments that are readily convertible into cash and have original maturities of three months or less, to be cash equivalents. Cash equivalents consist primarily of highly liquid investments in time deposits or money market accounts and are carried at cost. We account for marketable securities as available for sale with unrealized gains or losses recorded to Accumulated other comprehensive loss, unless losses are considered other-than-temporary, in which case, losses are charged to the Condensed Consolidated Statements of Operations and other comprehensive (loss) income.

Derivative Financial Instruments

At June 30, 2012 and December 31, 2011, we had open foreign exchange contracts of zero and 140,000,000 JPY, respectively. The contracts outstanding at December 31, 2011 were settled in January 2012. Although such hedges mitigate our foreign currency exchange rate exposure from an economic perspective they were not designated as "effective" hedges for accounting purposes and are adjusted to fair value through earnings, an impact of less than $0.1 million for the periods reported. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Accounts receivable are recorded at the invoice amount, do not bear interest, and are shown net of allowances for doubtful accounts of $1.0 million and $0.9 million at June 30, 2012 and December 31, 2011, respectively. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date. Approximately 70% of our customers are located in the Asia Pacific region.

We expect that the majority of our revenue in fiscal 2012 will be reported resale by our sell-through distributors. For the three and six months ended June 30, 2012, Arrow Electronics, Inc. including Nu Horizons Electronics Corp., (a wholly owned subsidiary of Arrow Electronics, Inc. USA), and Weikeng (International and Industrial) Co. LTD made up approximately 47% and 45%, respectively, of total revenue.

We rely on Fujitsu Limited (“Fujitsu”) for most of our wafer purchases for our new products.

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

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table (in thousands):

	June 30, 2012	December 31, 2011
Inventory valued at published list price and held by sell-through distributors with right of return	$44,999	$40,147
Allowance for distributor advances	(26,020)	(23,300)
Deferred cost of sales related to inventory held by sell-through distributors	(6,623)	(6,086)
Total Deferred income and allowances on sales to sell-through distributors	$12,356	$10,761

We expect the majority of our revenue in fiscal 2012 will be from sell-through distributors. Resale of product by sell-through distributors as a percentage of our total revenue was 56% and 55% for the three and six months ended June 30, 2012, respectively, and 57% and 60% for the three and six months ended July 2, 2011, respectively.

Revenue from software licensing was not material for the periods presented.

Note 2 - Net (loss) income Per Share:

We compute basic (loss) income per share by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units ("RSUs"), and ESPP shares. Our application of the treasury stock method includes as assumed proceeds the average unamortized stock-based compensation expense for the period and the impact of the pro forma deferred tax benefit or cost associated with stock-based compensation expense.

A reconciliation of basic and diluted Net (loss) income per share is presented below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Basic and diluted Net (loss) income	$(12,542)	$13,031	$(20,256)	$23,950
Shares used in basic Net (loss) income per share	117,874	118,047	118,024	118,021
Dilutive effect of stock options, RSUs and ESPP shares	—	3,421	—	3,674
Shares used in diluted Net (loss) income per share	117,874	121,468	118,024	121,695
Basic Net (loss) income per share	$(0.11)	$0.11	$(0.17)	$0.20
Diluted Net (loss) income per share	$(0.11)	$0.11	$(0.17)	$0.20

The computation of diluted Net (loss) income per share for both the three and six months ended June 30, 2012, excludes the effects of stock options, RSUs and ESPP shares aggregating 12.2 million shares, as they are antidilutive. The computation of diluted Net (loss) income per share for the three and six months ended July 2, 2011 excludes the effects of stock options, RSUs and ESPP shares aggregating 4.0 million shares and 3.6 million shares, respectively, as they are antidilutive. Stock options, RSUs and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position. Stock options and RSUs that are antidilutive in the second quarter of fiscal 2012 could become dilutive in the future.

Note 3 - Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	June 30, 2012	December 31, 2011
Short-term marketable securities:
Maturities of less than five years	$52,012	$68,711
Long-term marketable securities:
Maturities of more than ten years	4,661	6,946
Total marketable securities	$56,673	$75,657

The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	June 30, 2012	December 31, 2011
Short-term marketable securities:
Corporate and government bonds and notes and commercial paper	$52,012	$68,711
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	4,661	6,946
Total marketable securities	$56,673	$75,657

The following table summarizes the composition of our auction rate securities (in thousands):

	June 30, 2012			December 31, 2011
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$5,700	$4,661	AA+	$8,300	$6,946	AAA
Total auction rate securities	$5,700	$4,661		$8,300	$6,946

On May 22, 2012, student loan auction rate securities with a par value of $2.6 million and an estimated fair value of $2.3 million were redeemed by the issuer for $2.6 million. As a result, the Company reported a gain of $0.4 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive loss. On March 29, 2011, the Company sold student loan auction rate securities, with a par value of $3.3 million and an estimated fair value of $2.8 million, for $3.3 million, reported a gain of $0.6 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive income, in the first quarter of fiscal 2011. At June 30, 2012, due to continued multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company are classified as Long-term marketable securities. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program ("FFELP"). The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available.

Note 4 - Fair Value of Financial Instruments (in thousands):

	Fair value measurements as of June 30, 2012				Fair value measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$52,012	$52,012	$—	$—	$68,711	$68,711	$—	$—
Long-term marketable securities	4,661	—	—	4,661	6,946	—	—	6,946
Foreign currency forward exchange contracts	—	—	—	—	18	—	18	—
Total fair value of financial instruments	$56,673	$52,012	$—	$4,661	$75,675	$68,711	$18	$6,946

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

There were no transfers between Levels 1 and 2 during the first six months ended fiscal 2012 or 2011. There were no transfers into or out of Level 3 during the first six months ended fiscal 2012 or 2011.

During the six months ended June 30, 2012 and July 2, 2011, the following changes occurred in our Level 3 instruments (in thousands):

	Six Months Ended
	June 30, 2012	July 2, 2011
Beginning fair value of Long-term marketable securities	$6,946	$10,232
Fair value of securities sold or redeemed	(2,285)	(2,843)
Ending fair value of Long-term marketable securities	$4,661	$7,389

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized loss of less than $0.1 million during the six months ended June 30, 2012 and July 2, 2011, on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. In addition, during the six months ended June 30, 2012 and July 2, 2011, the Company realized a gain of $0.4 million and $0.6 million, respectively, related to the sale of a portion of its Long-term marketable securities portfolio. If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive loss or the previously reported other-than-temporary impairment charge.

Note 5 - Inventories (in thousands):

	June 30, 2012	December 31, 2011
Work in progress	$26,384	$24,260
Finished goods	10,732	13,018
Total inventories	$37,116	$37,278

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

On December 16, 2011, we acquired SiliconBlue Technologies Ltd., a Cayman Islands exempted company ("SiliconBlue"), which put the Company in a unique position in the mobile consumer segment of the programmable logic market. The purchase price, totaling $63.2 million was paid in cash.

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

Inventories were recorded at their estimated fair value ("step-up"), which represented an amount equivalent to estimated selling prices less fulfillment costs and a normative selling profit. The step-up of $0.3 million was charged to Acquisition related costs in the six months ended June 30, 2012, approximating the estimated inventory turn-over for this particular product.

SiliconBlue was consolidated into our financial statements beginning on December 16, 2011.

No impairment charges relating to goodwill and intangible assets were recorded for the first six months of fiscal 2012.

Note 7 - Intangible Assets and Acquisition Related Charges:

In connection with our acquisition of SiliconBlue in December 2011, we recorded identifiable intangible assets related to developed technology and customer relationships based on guidance for determining fair value under the provisions of ASC 820. We did not have any identifiable intangible assets recorded as of July 2, 2011. The following table summarizes the details of the Company’s total purchased intangible assets (in thousands):

	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net of amortization June 30, 2012
Developed technology	7	$10,700	$(828)	$9,872
Customer relationships	5.5	7,800	(768)	7,032
Total	6.3	$18,500	$(1,596)	$16,904

Acquisition related charges include severance and professional fees related to acquisition, as well as the amortization of the stepped up value of inventory and amortization of identifiable intangible assets with finite useful lives. Acquisition related charges in connection with the acquisition of SiliconBlue from the date of acquisition, December 16, 2011 to June 30, 2012 were as follows (in thousands):

	Three months ended June 30, 2012	Six months ended June 30, 2012	From December 16, 2011 to December 31, 2011
Severance related to integration of employees	$67	$633	$—
Professional fees related to acquisition	29	501	397
Amortization of developed technology	382	764	64
Amortization of customer relationships	355	710	59
Amortization of $0.3 million step-up in inventory fair value at date of acquisition	124	248	16
Net all other, including reversal of bad debt reserve	25	(167)	—
Total	$982	$2,689	$536

Estimated acquisition related charges in connection with the acquisition of SiliconBlue for future years are as follows (in thousands):

Fiscal year	Estimated Acquisition related charges
2012	$4,275
2013	2,947
2014	2,947
2015	2,947
2016	2,947
2017	2,179
2018	1,463
Total	$19,705

Note 8 - Changes in Stockholders' Equity and Accumulated other Comprehensive loss (in thousands):

	Common stock	Paid-in capital	Treasury stock	Accumu- lated deficit	Accumu- lated other compre- hensive loss	Total
Balances, December 31, 2011	$1,177	$627,637	$—	$(234,908)	$(345)	$393,561
Net loss for the six months ended June 30, 2012	—	—	—	(20,256)	—	(20,256)
Unrealized loss related to marketable securities, net	—	—	—	—	(22)	(22)
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	(78)	(78)
Translation adjustments	—	—	—	—	259	259
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of taxes)	10	2,017	—	—	—	2,027
Stock repurchase	—	—	(6,970)	—	—	(6,970)
Retirement of treasury stock	(13)	(6,957)	6,970	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	3,678	—	—	—	3,678
Balances, June 30, 2012	$1,174	$626,375	$—	$(255,164)	$(186)	$372,199

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. During the three and six months ended June 30, 2012, approximately 1.1 million and 1.3 million shares, respectively, were repurchased for $5.4 million and $7.0 million. All repurchases have and will be open market transactions and funded from available working capital.

Note 9 - Income Taxes:

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2008, 2007 and 2006, respectively.

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

As part of our global tax structure implementation, an intercompany sale of inventory and fixed assets occurred during the first quarter of 2012. The inventory portion of this intercompany sale is expected to be sold to end customers in the normal course of business. As the inventory sells to our end customers, taxes are applied to the gain based on U.S. statutory tax rates, primarily offset by deferred tax assets. This resulted in an increase to the effective tax rate and a net tax provision of $10.5 million and $18.4 million in the three and six months ended June 30, 2012, respectively. Over 90% of this inventory has been sold to end customers as of June 30, 2012, and the remainder is expected to be sold in the third quarter of 2012. This is expected to result in a substantial decrease in the net tax provision in the third quarter and a further decrease in the fourth quarter.

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

Note 10 - Restructuring:

During 2011, the Company's Board of Directors adopted a restructuring plan to more efficiently implement the Company's product development strategy and to better align the Company's corporate strategy with the Company's sales resources (the “2011 restructuring plan”). In connection with the 2011 restructuring plan, the Company reduced and refocused its headcount at certain of its research and development facilities, including Pennsylvania and Shanghai, China, and streamlined its supply chain activities at its headquarters for reduced operational costs, improved predictability and flexibility. Part of the 2011 restructuring plan includes extending silicon development capabilities, product and test engineering, planning and logistics activities by locating personnel in Manila, Philippines. The 2011 restructuring plan was completed at the end of the second quarter of fiscal 2012. Approximately $0.1 million and $0.6 million of expense was incurred in the three and six months ended June 30, 2012, respectively, and $1.4 million and $4.0 million was incurred in the three and six months ended July 2, 2011, respectively.

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

At June 30, 2012, no restructuring accrual remained on our Condensed Consolidated Balance Sheet.

The following table displays the activity related to the 2011 restructuring plan described above (in thousands):

	Balance at December 31, 2011	Charged to expense during six months ended June 30, 2012	Paid or settled	Adjustments to reserve	Balance at June 30, 2012
Severance and related costs	$1,543	$296	$(1,735)	$(104)	$—
Lease loss reserve	26	—	(12)	(14)	—
Other	—	465	(465)	—	—
Total restructuring plans	$1,569	$761	$(2,212)	$(118)	$—

Total Restructuring charges included in our Condensed Consolidated Statements of Operations and Comprehensive (loss) income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Severance and related costs	$(3)	$1,171	$193	$3,490
Lease loss reserve	—	—	(14)	(628)
Other	90	216	464	360
Total restructuring charges	$87	$1,387	$643	$3,222

We cannot be certain as to the actual amount of any remaining restructuring charges, changes in original estimates or the timing of their recognition for financial reporting purposes.

Note 11 - Stock-Based Compensation:

Total stock-based compensation expense included in our Condensed Consolidated Statements of Operations and Comprehensive (loss) income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Line item:
Cost of products sold	$142	$155	$249	$213
Research and development	817	750	1,439	1,350
Selling, general and administrative	1,095	781	1,990	1,415
Restructuring charges	—	51	—	103
Total stock-based compensation	$2,054	$1,737	$3,678	$3,081

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

Note 13 - Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area based on ship-to location was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
United States:	$7,669	11%	$9,532	11%	$18,381	13%	$23,217	14%

Asia Pacific (primarily China and Taiwan)	40,347	57	44,127	53	76,714	54	87,779	53
Europe	12,086	17	18,740	22	25,312	18	36,321	22
Japan	9,042	13	10,087	12	18,821	13	16,524	10
Other Americas	1,648	2	1,375	2	3,264	2	2,635	1
Total foreign revenue	63,123	89	74,329	89	124,111	87	143,259	86
Total revenue	$70,792	100%	$83,861	100%	$142,492	100%	$166,476	100%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the six months ended June 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Results of Operations

Revenue

Key elements of our Condensed Consolidated Statements of Operations and Comprehensive (loss) income were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
Revenue	$70,792	100.0%	$83,861	100.0%	$142,492	100.0%	$166,476	100.0%

Gross margin	37,051	52.3	50,671	60.4	76,536	53.7	100,280	60.2
Research and development	19,363	27.4	18,631	22.2	38,509	27.0	38,771	23.3
Selling, general and administrative	19,405	27.4	17,738	21.2	37,328	26.2	34,908	21.0
Acquisition related charges	982	1.4	—	—	2,689	1.9	—	—
Restructuring charges	87	0.1	1,387	1.7	643	0.5	3,222	1.9
Income from operations	$(2,786)	(3.9)%	$12,915	15.4%	$(2,633)	(1.8)%	$23,379	14.0%

Revenue for the three and six months ended June 30, 2012 decreased to $70.8 million and $142.5 million, respectively, compared to $83.9 million and $166.5 million for the three and six months ended July 2, 2011, respectively. Revenue decreased from our Mainstream and Mature products but was partially offset by an increase in revenue from our New products.

Revenue by Product Line

FPGA and PLD revenue decreased in the second quarter and first six months of fiscal 2012, when compared to the second quarter and first six months of fiscal 2011. There was a 13% decrease in FPGA units sold and an 11% decrease in revenue in the second quarter of fiscal 2012 when compared to the second quarter of fiscal 2011. There was a 14% decrease in FPGA units sold and an 18% decrease in revenue in the first six months of fiscal 2012 when compared to the first six months of fiscal 2011. There was a 10% decrease in PLD units sold and an 18% decrease in revenue in the second quarter of fiscal 2012, when compared to the second quarter of fiscal 2011. There was a 2% decrease in PLD units sold and a 12% decrease in revenue in the first six months of fiscal 2012 when compared to the first six months of fiscal 2011.The decrease in reported revenue for each period presented is related to changes in product mix, primarily the result of an increase in New product revenue and a decline in Mainstream and Mature product revenue, and a decrease in units sold.

The composition of our revenue by product line for the three and six months of fiscal 2012 and 2011 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
FPGA	$24,847	35%	$27,902	33%	$48,184	34%	$59,081	35%
PLD	45,945	65	55,959	67	94,308	66	107,395	65
Total revenue	$70,792	100%	$83,861	100%	$142,492	100%	$166,476	100%

Revenue by End Market

Revenue from the Industrial and other end market decreased 25% and 23% in the second quarter and first six months of fiscal 2012, respectively, when compared to the second quarter and first six months of fiscal 2011. Revenue from the Consumer end market decreased 18% and stayed flat for the second quarter and first six months of fiscal 2012, respectively, when compared to the second quarter and first six months of fiscal 2011. Revenue in the Communications end market, historically our largest end market, decreased 7% and 11% for the second quarter and first six months of fiscal 2012, when compared to the same periods in the prior year and accounted for approximately 52% and 47% of our total revenue for the second quarter and first six months of fiscal 2012. We expect that a significant portion of our revenue will continue to be dependent on the health of the Communications end market.

The composition of our revenue by end market for the second quarter and first six months of fiscal 2012 and 2011 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
Communications	$36,489	52%	$39,205	47%	$67,000	47%	$75,536	45%
Industrial and other	18,925	26	25,097	30	39,228	27	50,875	31
Consumer	6,911	10	8,386	10	18,211	13	18,228	11
Computing	8,467	12	11,173	13	18,053	13	21,784	13
Total revenue	$70,792	100%	$83,861	100%	$142,492	100%	$166,476	100%

Revenue by Product Classification

Revenue for New products increased 55% and 49% for the second quarter and first six months of fiscal 2012, respectively, compared to the second quarter and first six months of fiscal 2011. New product revenue increased primarily due to an increase in unit sales partially offset by a decrease in average selling price. The decrease in average selling price for New products resulted from changes in product mix and end customer mix, primarily related to revenue from certain significant customers in the communications end market. Revenue for Mainstream products decreased 16% and 18% for the second quarter and first six months of fiscal 2012, respectively, when compared to the second quarter and first six months of fiscal 2011. Mainstream product revenue decreased due to a decrease in both average selling price and in unit sales. Mature product revenue decreased 41% and 28% for the second quarter and first six months of fiscal 2012, respectively, compared to the second quarter and first six months of fiscal 2011. Mature product revenue decreased due to a decrease in average selling price for the comparable six month periods, but was partially offset by an increase in units sold for the comparable three month periods. The decrease in average selling price for Mature products resulted from changes in product mix and end customer mix, primarily associated with the decline in revenue from our Industrial and Other end market.

The composition of our revenue by product classification for the second quarter and first six months of fiscal 2012 and 2011 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
New *	$13,766	20%	$8,878	10%	$25,155	18%	$16,908	10%
Mainstream *	42,709	60	50,826	61	81,052	57	98,853	59
Mature *	14,317	20	24,157	29	36,285	25	50,715	31
Total revenue	$70,792	100%	$83,861	100%	$142,492	100%	$166,476	100%

* Product Classifications:

New:	LatticeECP4, LatticeECP3, MachXO2, Power Manager II, and iCE40
Mainstream:	ispMACH 4000ZE, ispMACH 4000/Z, LatticeSC, LatticeECP2/M, LatticeECP, LatticeXP2, LatticeXP, MachXO, ispClock A/D/S, Software and IP
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

Revenue by Geography

The composition of our revenue by geography, based on ship-to location, is as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
United States:	$7,669	11%	$9,532	11%	$18,381	13%	$23,217	14%

Asia Pacific (primarily China and Taiwan)	40,347	57	44,127	53	76,714	54	87,779	53
Europe	12,086	17	18,740	22	25,312	18	36,321	22
Japan	9,042	13	10,087	12	18,821	13	16,524	10
Other Americas	1,648	2	1,375	2	3,264	2	2,635	1
Total foreign revenue	63,123	89	74,329	89	124,111	87	143,259	86
Total revenue	$70,792	100%	$83,861	100%	$142,492	100%	$166,476	100%

We assign revenue to geographies based on customer ship-to address at the point where revenue is recognized. In the case of sell-in distributors, which made up 56% and 55% of revenue for the second and first six months of fiscal 2012, respectively and OEM customers, which made up 31% and 32% of revenue for the second and first six months of fiscal 2012, respectively, revenue is typically recognized, and geography is assigned, when products are shipped to our distributor or customer. In the case of sell-through distributors, which made up 13% of revenue for both the second and first six months of fiscal 2012, respectively, revenue is recognized when resale occurs and geography is assigned based on the customer location on the resale reports provided by the distributor.

Revenue from foreign sales as a percentage of total revenue was 89% and 87% for the second quarter and first six months of fiscal 2012, respectively, compared to 89% and 86% for the second quarter and first six months of fiscal 2011, respectively. We believe the Asia Pacific region will remain the primary source of our revenue due to relatively more favorable business conditions in Asia and a continuing trend towards the outsourcing of manufacturing by North American and European customers to the Asia

Pacific region.

Termination of Avnet Inc. ("Avnet") global franchise agreement

On August 28, 2011, our global franchise agreement with Avnet terminated, however, we had mutually agreed to terms for the transition of inventory through December 31, 2011. Revenue from Avnet made up approximately 20% and 21% of our total revenue for the second quarter and first six months of fiscal 2011. We do not expect a significant disruption in our ability to service customers as a result of this change. We continue to serve our end customers with a network that includes a global distributor, regional distributors, manufacturer's representatives, and our direct sales team.

Gross Margin and Operating Expenses

Our gross margin percentage was 52.3% and 53.7% in the second quarter and first six months of fiscal 2012, respectively, compared to 60.4% and 60.2% in the second quarter and first six months of fiscal 2011, respectively. The decrease in gross margin percentage for the second quarter and first six months of 2012, as compared to the second quarter and first six months of 2011, was due to product mix as New products accounted for 20% and 18% of revenue in the second quarter and first six months of 2012, respectively, compared to 11% and 10% in the second quarter and first six months of 2011, and a decrease in revenue of our Mature products sold to the Industrial and other end customer market. New products typically have lower gross margins than products classified under our Mainstream and Mature life cycle classifications. In addition, products sold to customers in the Industrial and Other end markets typically have higher gross margins than products sold to customers in other end markets. Gross margin was lower due to an increase in revenue from certain of the Company's large customers, primarily in the communications end markets, when comparing the second quarter and first six months of fiscal 2012 to the second quarter and first six months of fiscal 2011. Additionally, during the second quarter of fiscal 2012 the Company completed the restructuring of its research and development and operations groups under the 2011 restructuring plan, and cost allocations were updated to reflect this new structure.

Research and development expense was $19.4 million and $38.5 million in the second quarter and first six months of fiscal 2012, respectively, compared to $18.6 million and $38.8 million in the second quarter and first six months of fiscal 2011, respectively. Research and development expenses consist primarily of personnel, masks, engineering wafers, third-party design automation software, test equipment and tooling depreciation, and qualification expenses. The increase in the second quarter of fiscal 2012, compared to the second quarter of fiscal 2011, was primarily a result of an increase in severance related labor costs, partially offset by a decrease in engineering mask and wafer costs. The decrease in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 was primarily due to a reduction in masks and engineering wafer costs. We believe that a continued commitment to research and development is essential to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development. As we continue to move to more advanced process technologies, mask and engineering wafer costs become increasingly more expensive and will therefore represent a greater proportion of total research and development expenses.

Selling, general and administrative expense was $19.4 million and $37.3 million for the second quarter and first six months of fiscal 2012, respectively, compared to $17.7 million and $34.9 million in the second quarter and first six months of fiscal 2011, respectively. This increase in the second quarter and first six months of fiscal 2012 compared to the second quarter and first six months of fiscal 2011 was a result of an increase in labor related costs, primarily due to the additional headcount associated with the December 16, 2011 acquisition of SiliconBlue, severance costs charged in the second quarter of fiscal 2012, legal costs and marketing related costs.

Acquisition related charges were $1.0 million and $2.7 million for the second quarter and first six months of fiscal 2012. The charges include $0.7 million and $1.7 million in amortization of intangibles assets for the second quarter and first six months of fiscal 2012, respectively, and $0.6 million in severance related costs, and $0.4 million other costs for the first quarter and first six months of fiscal 2012, related to our December 16, 2011 acquisition of SiliconBlue. We estimate acquisition related charges will be approximately $0.8 million for the third quarter of fiscal 2012, primarily related to amortization of intangible assets.

The Company implemented restructuring plans during the fiscal years 2005, 2009 and 2011. Included in our Condensed Consolidated Statements of Operations and Comprehensive (loss) income and reported as Restructuring charges are charges of $0.1 million and $0.6 million for the second quarter and first six months of fiscal 2012, respectively, and the second quarter and first six months of fiscal 2011, are charges of $1.4 million and $3.2 million, respectively, primarily resulting from severance and related costs under these restructuring plans.

Other income, net

The following table summarizes the activity in Other income, net (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Interest income	$238	$303	$465	$602
Gain primarily related to sale of marketable securities, net	393	(26)	393	454
Loss on foreign exchange transactions and other, net	63	(9)	(100)	(125)
Total other income, net	$694	$268	$758	$931

The increase in Other income, net, in the second quarter of fiscal 2012, as compared to the second quarter of fiscal 2011 resulted from a gain on the redemption of auction rate securities that was recorded in the second quarter of fiscal 2012 while no comparable transaction occurred in the second quarter of fiscal 2011. The decrease in Other income, net, in the first six months of fiscal 2012, as compared to the first six months of fiscal 2011, resulted from a gain on the sale of auction rate securities that was recorded in the first quarter of fiscal 2011.

Provision for income taxes

On December 31, 2011, we began to implement a global tax structure to more effectively align the Company's corporate structure and transaction flows with the Company's geographic business operations including responsibility for sales and purchasing activities. We have numerous sales offices in foreign locations, operational centers in the Philippines and Singapore, and research and development sites in China, India and the Philippines. Revenues from non-Domestic regions account for over 80% of all revenue. In addition, the large majority of our suppliers are located in the Asia Pacific region. Based on these factors we have created new and realigned existing legal entities, intercompany sales of rights to intellectual property, inventory and fixed assets across different tax jurisdictions, and implemented cost-sharing and intellectual property licensing and royalty agreements between our U.S. and low cost tax jurisdictions. These actions created a gain for tax purposes, for which we recorded a $76.8 million tax provision in the fourth quarter of fiscal 2011. This provision was fully offset by the release of valuation allowance on deferred tax assets of $76.8 million recorded as a tax benefit during the fourth quarter of fiscal 2011. The global tax structure was completed during the first quarter of 2012 upon the intercompany sale of inventory and fixed assets. The inventory portion of this intercompany sale is expected to be sold to end customers in the normal course of business. As the inventory sells to our end customers, taxes are applied to the gain based on U.S. statutory tax rates, primarily offset by deferred tax assets. Over 90% of this inventory has been sold to end customers as of June 30, 2012, and the remainder is expected to be sold in the third quarter of 2012. This is expected to result in a substantial decrease in the net tax provision in the third quarter and a further decrease in the fourth quarter.

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

The inherent uncertainties related to the geographical distribution and relative level of profitability among various high and low tax jurisdictions make it difficult to estimate the impact of the global tax structure on our future effective tax rate.

Liquidity and Capital Resources

Financial Condition Sources and Uses of Cash (in thousands):

	Six Months Ended
	June 30, 2012	July 2, 2011
Net cash (used in) provided by operating activities	$(12,872)	$19,227
Net cash provided by investing activities	8,860	1,623
Net cash used in financing activities	(4,943)	(4,199)
Net (decrease) increase in cash and cash equivalents	$(8,955)	$16,651

Operating Activities

Net cash used in operating activities was $12.9 million in the first six months of fiscal 2012, compared to net cash provided by operating activities of $19.2 million in the first six months of fiscal 2011. The decrease in comparable periods is primarily the result of the decrease in Net income from operations from $24.0 million in the first six months of fiscal 2011 to a Net loss from operations of $20.3 million in the first six months of fiscal 2012. In addition, other significant items of operating activities include:

•Net cash was provided by operations as a result of a decrease in Deferred income taxes of $17.8 million in the first six months of fiscal 2012 compared to $0.0 million in the first six months of fiscal 2011.

•Net cash was used in operations as a result of an increase in Accounts receivable, net of $23.4 million in the first six months of fiscal 2012 compared to an increase of $15.2 million in the first six months of fiscal 2011. Days sales outstanding increased from 61 days as of July 2, 2011 to 77 days as of June 30, 2012. The increase in days outstanding is primarily due to an increase in accounts with customers in Asia, which typically carry longer payment terms.

•Net cash was used in operations as a result of an increase in Prepaid expense and other assets of $0.4 million in the first six months of fiscal 2012 compared to a decrease of $0.9 million in the first six months of fiscal 2011.

•Net cash was provided by operations as a result of an increase in Deferred income and allowances on sales to sell-through distributors of $1.6 million in the first six months of fiscal 2012 compared to $0.9 million in the first six months of fiscal 2011. This increase was the result of replenishing inventory at our distributors to offset the decline in inventory related to the termination of our distribution agreement with Avnet at December 31, 2011.

Investing Activities

Net cash provided by investing activities was $8.9 million in the first six months of fiscal 2012, compared to $1.6 million in the first six months of fiscal 2011. Net cash was provided by investing activities for net proceeds on sales greater than purchases of marketable securities of $19.3 million in the first six months of fiscal 2012, compared to $10.5 million for the first six months of fiscal 2011. Capital expenditures were $8.1 million in the first six months of fiscal 2012, an increase from $7.3 million in the first six months of fiscal 2011.

Financing Activities

Net cash used in financing activities increased by $0.7 million for the first six months of fiscal 2012 compared to the first six months of fiscal 2011 due to the purchase of Treasury stock in the amount of $7.0 million in the first six months of fiscal 2012 compared to $8.0 million of purchases in the first six months of fiscal 2011. Partially offsetting these amounts is a net decrease of $1.5 million in proceeds from issuance of common stock, when the first six months of fiscal 2012 is compared to the first six months of fiscal 2011.

Liquidity

As of June 30, 2012, our principal source of liquidity was $184.5 million of Cash and cash equivalents and Short-term marketable securities, which were approximately $25.6 million less than the balance of $210.1 million at December 31, 2011. Working capital decreased to $246.7 million at June 30, 2012 from $248.6 million at December 31, 2011.

We believe that our existing liquid resources and cash expected to be generated from future operations will be adequate to meet our operating, capital requirements and obligations for at least the next twelve months.

At both June 30, 2012 and December 31, 2011, the Company held auction rate securities with a par value of $5.7 million and $8.3 million, respectively. On May 22, 2012, the Company redeemed student loan auction rate securities with a par value of $2.6 million and an estimated fair value of $2.3 million, and as a result reported a gain of $0.4 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive loss. On March 29, 2011, the Company sold student loan auction rate securities, with a par value of $3.3 million and an estimated fair value of $2.8 million for $3.3 million and as a result, reported a gain of $0.6 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive loss. The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available. At June 30, 2012, due to the unavailability of auctions and market illiquidity, the fair value of auction rate securities held by the Company and classified as Long-term marketable securities was $4.7 million. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and there could be a materially detrimental effect on our financial results.

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized loss of less than $0.1 million during the six months ended June 30, 2012 on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. The Company realized a gain of $0.4 million and $0.6 million related to the sale of a portion of its Long-term marketable securities portfolio, during the first six months of fiscal 2012 and fiscal 2011, respectively.

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

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. During the second quarter and first six months of fiscal 2012, approximately 1.1 million and 1.3 million shares were repurchased for $5.4 million and $7.0 million, respectively. All repurchases were and will be open market transactions and funded from available working capital.

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

Contractual Obligations

There have been no significant changes to the Company's contractual obligations outside of the ordinary course of business in the first six months of fiscal 2012 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Market Risks

At June 30, 2012 and December 31, 2011, we held auction rate securities with a par value of $5.7 million and $8.3 million, respectively. At June 30, 2012 and December 31, 2011, the auction rate securities held by us had an estimated fair value of $4.7 million and $6.9 million, respectively. Our investments in auction rate securities are subject to interest rate and market risk. A hypothetical 10% movement in interest rates would not have a material impact on the fair value of the portfolio. If the market for our investment portfolio declines, our consolidated operating results may be negatively impacted.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In 2010 and most of 2011 we implemented a new ERP system including new modules related to our general ledger, accounts payable and elements of our cost accounting systems. Legacy operating and financial information was migrated to the new ERP system, which resulted in the modification of certain controls, procedures and processes. In 2011 we also designed financial reporting systems consistent with our new tax structure to be implemented beginning with the 2012 fiscal year. As with any changes to our reporting systems, we follow a system implementation life cycle process that requires significant pre-implementation planning, design and testing. We plan to continue to replace our legacy systems with the new ERP system functionality over the next several years.

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

Currently, Fujitsu Semiconductor Limited ("Fujitsu") is our sole source supplier of wafers for most of our newest FPGA and PLD products.

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

We have entered into agreements with Fujitsu pursuant to which Fujitsu manufactures most of our new products on its 130 nanometer, 90 nanometer and 65 nanometer technologies. Fujitsu is our sole source supplier of wafers for most of our newest FPGA and PLD products. The success of certain of our next generation products is dependent on our ability to successfully partner with Fujitsu or new foundry partners. If for any reason Fujitsu does not provide their facilities and support for our process technology development, we may have difficulty timely and effectively developing new products until we can find a replacement supplier. Similarly, if for any reason Fujitsu discontinues manufacturing our new products (e.g. stop production on certain process technologies) we will have to switch to a new foundry. We may be unsuccessful in establishing new foundry relationships for our next generation products, or may incur substantial cost and manufacturing delays until we form a new relationship, each of which could adversely affect our operating results.

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
We expect that the majority of our revenue in fiscal 2012 will be reported resale by our sell-through distributors. Our primary sell-through distributors, Arrow Electronics, Inc. including Nu Horizons Electronics Corp., (a wholly owned subsidiary of Arrow Electronics, Inc. USA), Avnet, Inc. ("Avnet"), and Weikeng (International and Industrial) Co. LTD made up approximately 53%, 49% and 34% of total revenue for fiscal years 2011, 2010 and 2009, respectively. For the first six months of fiscal 2012 Arrow Electronics, Inc. including Nu Horizons Electronics Corp., (a wholly owned subsidiary of Arrow Electronics, Inc. USA), and Weikeng (International and Industrial) Co. LTD made up approximately 45% of total revenue. We depend on the timeliness and accuracy of these resale reports from our distributors; late or inaccurate resale reports could have a detrimental effect on our ability to properly recognize revenue and our ability to predict future sales.
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

Acquisitions typically require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, inventory write downs related to competing products, and the recording and later amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we have or may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline.
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

Historically the largest percentage of our revenue (approximately 52% for second quarter of fiscal 2012) has been derived from customers participating in the communications equipment end market. In addition, the Company sells products used by two large China-based telecommunication equipment providers. This is primarily due to strength in the wireless portion of the communications end market. For the first six months of fiscal 2012 and for the 2011 full fiscal year, the same two large telecommunication equipment providers accounted for a combined 15% and 12%, respectively, of revenue. In the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. In addition, telecommunication equipment providers are building networks for 4G networks in which we compete. Any deterioration in the communication end market, our ability to compete in future telecommunications solutions (e.g. 4G networks) or our end customers' reduction in capital spending to support this end market could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations.

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

In addition to our U.S. operations, we have significant international operations, including foreign sales offices to support our international customers and distributors, our operational centers in the Philippines and Singapore, and our research and development sites in China, India and the Philippines. In connection with the restructuring we announced in 2011 our international operations grew as we relocated certain operational, design, and administrative functions outside the U.S. All of these activities are subject to the uncertainties associated with international business operations, including tax laws and regulations, trade barriers, economic sanctions, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, domestic and foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. Moreover, our financial condition and results of operations could be affected in the event of political conflicts or economic crises in countries where our main wafer providers, end customers and contract manufacturers who provide assembly and test services worldwide, are located. Adverse change to the circumstances or conditions of our international business operations could have a material adverse effect on our business.

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

We derive the majority of our revenue from sales outside of the United States. Accordingly, if we experience a decline in foreign sales, our operating results could be adversely affected. Our foreign sales are subject to numerous risks, including:

•	changes in local economic conditions;

•	exchange rate volatility;

•	governmental stimulus packages, controls and trade restrictions;

•	export license requirements, foreign trade compliance matters, and restrictions on the use of technology;

•	political instability, war, terrorism or pandemic disease;

•	changes in tax rates, tariffs or freight rates;

•	reduced protection for intellectual property rights in some countries;

•	longer receivable collection periods;

•	natural or man-made disasters in the countries where we sell our products;

•	interruptions in transportation;

•	different labor regulations; and

•	difficulties in staffing and managing foreign sales offices.

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

During 2011, our Board of Directors adopted a restructuring plan (the “2011 restructuring plan”) to more efficiently implement our product development strategy and to better align our corporate strategy with the our sales resources to reduce development and operational costs and to streamline our supply chain for improved predictability and flexibility. Part of the 2011 restructuring plan includes extending silicon development capabilities, product and test engineering, planning and logistics activities by locating personnel in Manila, Philippines. These activities initially increased certain supply chain and research and development costs. During the third and fourth quarters of 2011 and the first and second quarters of fiscal 2012, we incurred restructuring costs related to executing the 2011 restructuring plan. At the end of the second quarter of 2012 the 2011 restructuring plan was completed. If we are unable to realize the benefits of the 2011 restructuring plan, our future results will be adversely affected.

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

Reductions in the average selling prices of our products could have a negative impact on our gross margins.

The average selling prices of our products generally decline as the products mature, or, may decline as we compete for market share or customer acceptance. We seek to offset the decrease in selling prices through yield improvement, manufacturing cost reductions and increased unit sales. However, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the decline in selling prices of our products, which could ultimately lead to a decline in revenues and have a negative effect on our gross margins.

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

On December 31, 2011, we began to implement a global tax structure to more effectively align our corporate structure and transaction flows with our geographic business operations including responsibility for sales and purchasing activities. We have numerous sales offices in foreign locations, operational centers in the Philippines and Singapore, and research and development sites in China, India and the Philippines. Revenues from foreign regions account for over 80% of all revenue. In addition, the large majority of our suppliers are located in the Asia Pacific region. Based on these factors we have created new and realigned existing legal entities, intercompany sales of rights to intellectual property, inventory and fixed assets across different tax jurisdictions, and implemented cost-sharing and intellectual property licensing and royalty agreements between our U.S. and low cost tax jurisdictions. We currently operate legal entities in countries where we conduct supply-change management, design, and sales operations around the world. In some countries, we maintain multiple entities for tax or other purposes. Changes in tax laws, regulations, overall future profitability of the Company, and related interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, which could adversely affect our results of operations.

We are subject to taxation in the United States and other countries. Future effective tax rates could be affected by changes in composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws. We compute our effective tax rate using actual jurisdictional profits and losses. Changes in the jurisdictional mix of profits and losses may cause fluctuations in the effective tax rate. Adverse changes in tax rates, our tax assets, and tax liabilities could negatively affect our results in the future.

We cannot give any assurance as to what taxes we pay or the ability to estimate our future effective tax rate because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. As a result, our actual effective tax rate, or taxes paid may vary materially from our expectations. Changes in tax laws, regulations, overall future profitability of the Company and related interpretations in the countries in which we operate may have an adverse effect on our business, financial condition or operating results.

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

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. During the second quarter of fiscal 2012, approximately 1.1 million shares were repurchased for $5.4 million. All repurchases will be open market transactions and funded from available working capital.

The following table summarizes the Company's repurchase of its common stock during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1, 2012 through April 28, 2012	275,100	$6.17	275,100	$16,747,984
April 29, 2012 through May 26, 2012	331,000	$5.07	331,000	$15,070,999
May 27, 2012 through June 30, 2012	486,200	$4.19	486,200	$13,034,137
Total for the quarter	1,092,300	$4.96	1,092,300

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

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

10.72*
Lattice Semiconductor Corporation 2012 Employee Stock Purchase Plan (incorporated by reference to the Annex 1 to the Registrant's Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Stockholders Filed on April 12, 2012.

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
kirst

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

Date: August 7, 2012