Form 10-Q
period 2012-09-29
LATTICE SEMICONDUCTOR CORP
filed 2012-11-06
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 29, 2012
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

Large accelerated filer[ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of November 2, 2012                  116,592,008

LATTICE SEMICONDUCTOR CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about: the majority of our revenue being through our sell-through distributors; the impact of our global tax structure and expectations regarding taxes and tax adjustments; our expectations that a significant portion of our revenue will continue to be dependent on the communications end market; the Asia Pacific market being the primary source of our revenue; our ability to continue to serve our customers after the termination of our relationship with Avnet; the costs and benefits of our purchase of APAC IC and SiliconBlue; our plans to sell our auction rate securities; our plans to replace our legacy systems with new ERP system functionality; the costs and benefits and timing of completion of our restructuring plans; the impact of new accounting pronouncements; our making significant future investments in research and development and our beliefs concerning the adequacy of our liquidity and ability to meet our operating and capital requirements and obligations.

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, the concentration of our sales in the communications equipment end market, particularly as it relates to the concentration of our sales in the Asia Pacific region, market acceptance and demand for our new products, any disruption of our distribution channels, unexpected charges, delays or results relating to our restructuring plans, the effect of the downturn in the economy on capital markets and credit markets, the impact of competitive products and pricing, unanticipated taxation requirements, or positions of the U.S. Internal Revenue Service, unexpected impacts of recent accounting guidance and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this Report. You should not unduly rely on forward-looking statements because our actual results could differ materially from those expressed in any forward-looking statements made by us. In addition, any forward-looking statement applies only as of the date on which it is made. We do not plan to, and undertake no obligation to, update any forward-looking statements to reflect events or circumstances that occur after the date on which such statements are made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenue	$70,889	$81,720	$213,381	$248,196
Costs and expenses:
Cost of products sold	32,341	33,866	98,297	100,062
Research and development	20,446	16,999	58,955	55,770
Selling, general and administrative	17,720	16,809	55,048	51,717
Acquisition related charges	729	—	3,418	—
Restructuring charges	—	1,760	643	4,982
	71,236	69,434	216,361	212,531
(Loss) income from operations	(347)	12,286	(2,980)	35,665
Other income, net	88	248	846	1,179
(Loss) income before income taxes	(259)	12,534	(2,134)	36,844
Provision (benefit) for income taxes	1,916	(803)	20,297	(443)
Net (loss) income	$(2,175)	$13,337	$(22,431)	$37,287

Net (loss) income per share:
Basic	$(0.02)	$0.11	$(0.19)	$0.32
Diluted	$(0.02)	$0.11	$(0.19)	$0.31

Shares used in per share calculations:
Basic	116,785	117,926	117,612	117,990
Diluted	116,785	120,627	117,612	121,343

Comprehensive (loss) income
Net (loss) income	$(2,175)	$13,337	$(22,431)	$37,287
Other comprehensive income:
Unrealized gain (loss) related to marketable securities, net	39	(1)	17	(8)
Reclassification adjustment for gains on the sale of marketable securities included in net income	—	—	(78)	(133)
Translation adjustment	(15)	(6)	244	(61)
Comprehensive (loss) income	$(2,151)	$13,330	$(22,248)	$37,085

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	September 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$138,250	$141,423
Short-term marketable securities	47,971	68,711
Accounts receivable, net	56,020	36,993
Inventories	37,429	37,278
Prepaid expenses and other current assets	16,020	16,200
Total current assets	295,690	300,605
Property and equipment, less accumulated depreciation	41,314	40,430
Long-term marketable securities	4,661	6,946
Other long-term assets	7,880	11,628
Intangible assets, net of amortization	16,167	18,377
Goodwill	44,808	44,808
Deferred income taxes	27,217	45,130
Total assets	$437,737	$467,924
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$32,867	$31,842
Accrued payroll obligations	7,738	9,373
Deferred income and allowances on sales to sell-through distributors	11,183	10,761
Total current liabilities	51,788	51,976
Long-term liabilities	18,997	22,387
Total liabilities	70,785	74,363
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 116,139,000 and 117,675,000 shares issued and outstanding	1,161	1,177
Paid-in capital	623,292	627,637
Accumulated other comprehensive loss	(162)	(345)
Accumulated deficit	(257,339)	(234,908)
Total stockholders' equity	366,952	393,561
Total liabilities and stockholders' equity	$437,737	$467,924
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net (loss) income	$(22,431)	$37,287
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,162	12,598
Change in deferred income tax provision	19,307	—
Gain on sale or maturity of marketable securities, net	(393)	(385)
Stock-based compensation	5,753	4,768
Changes in assets and liabilities:
Accounts receivable, net	(19,027)	(12,294)
Inventories	(151)	2,212
Prepaid expenses and other assets	(351)	(524)
Accounts payable and accrued expenses (includes restructuring)	1,763	911
Accrued payroll obligations	(1,635)	(1,389)
Deferred income and allowances on sales to sell-through distributors	422	3,389
Other liabilities	246	(834)
Net cash (used in) provided by operating activities	(335)	45,739
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	47,404	74,312
Purchase of marketable securities	(24,049)	(69,706)
Capital expenditures	(11,230)	(8,690)
Acquisitions net of cash acquired	—	(897)
Other investing activities, primarily time based software licenses	(4,838)	(1,620)
Net cash provided by (used in) investing activities	7,287	(6,601)
Cash flows from financing activities:
Net share settlement upon issuance of RSUs	(735)	(597)
Purchase of treasury stock	(12,360)	(12,789)
Net proceeds from issuance of common stock	2,970	4,784
Net cash used in financing activities	(10,125)	(8,602)
Net (decrease) increase in cash and cash equivalents	(3,173)	30,536
Beginning cash and cash equivalents	141,423	174,384
Ending cash and cash equivalents	$138,250	$204,920
Supplemental disclosures of non-cash investing and financing activities:
Unrealized loss related to marketable securities, net, included in Accumulated other comprehensive loss	$17	$(8)
Income taxes paid, net of refunds	$736	$1,724
Distribution of deferred compensation from trust assets	$196	$277
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies:

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared by Lattice Semiconductor Corporation (“Lattice,” the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in our opinion include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, auction rate securities, goodwill (including the assessment of reporting unit), intangible assets, deferred income taxes and liabilities, accrued liabilities (including restructuring charges and bonus arrangements), income taxes and deferred income and allowances on sales to sell-through distributors, forward exchange contracts, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our third quarter of fiscal 2012 and third quarter of fiscal 2011 ended on September 29, 2012 and October 1, 2011, respectively. All references to quarterly or three and nine months ended financial results are references to the results for the relevant fiscal period.

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

Derivative Financial Instruments

At September 29, 2012 and December 31, 2011, we had open foreign exchange contracts of 175,000,000 JPY and 140,000,000 JPY, respectively. The contracts outstanding at September 29, 2012 and December 31, 2011 were settled in October 2012 and January 2012, respectively. Although such hedges mitigate our foreign currency exchange rate exposure from an economic perspective they were not designated as "effective" hedges for accounting purposes and are adjusted to fair value through earnings, an impact of less than $0.1 million for the periods reported. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Accounts receivable are recorded at the invoice amount, do not bear interest, and are shown net of allowances for doubtful accounts of $1.2 million and $0.9 million at September 29, 2012 and December 31, 2011, respectively. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

We expect that the majority of our revenue in fiscal 2012 will be reported resale by our sell-through distributors. For the three and nine months ended September 29, 2012, Arrow Electronics, Inc. including Nu Horizons Electronics Corp., (a wholly owned subsidiary of Arrow Electronics, Inc. USA), and Weikeng (International and Industrial) Co. LTD made up approximately 47% and 46%, respectively, of total revenue.

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

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table (in thousands):

	September 29, 2012	December 31, 2011
Inventory valued at published list price and held by sell-through distributors with right of return	$43,446	$40,147
Allowance for distributor advances	(26,150)	(23,300)
Deferred cost of sales related to inventory held by sell-through distributors	(6,113)	(6,086)
Total Deferred income and allowances on sales to sell-through distributors	$11,183	$10,761

We expect the majority of our revenue in fiscal 2012 will be from sell-through distributors. Resale of product by sell-through distributors as a percentage of our total revenue was 56% and 55% for the three and nine months ended September 29, 2012, respectively, and 61% and 60% for the three and nine months ended October 1, 2011, respectively.

Revenue from software licensing was not material for the periods presented.

Note 2 - Net (loss) income Per Share:

We compute basic (loss) income per share by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units ("RSUs"), and ESPP shares. Our application of the treasury stock method includes as assumed proceeds, the average unamortized stock-based compensation expense for the period and the impact of the pro forma deferred tax benefit or cost associated with stock-based compensation expense.

A reconciliation of basic and diluted Net (loss) income per share is presented below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Basic and diluted Net (loss) income	$(2,175)	$13,337	$(22,431)	$37,287
Shares used in basic Net (loss) income per share	116,785	117,926	117,612	117,990
Dilutive effect of stock options, RSUs and ESPP shares	—	2,701	—	3,353
Shares used in diluted Net (loss) income per share	116,785	120,627	117,612	121,343
Basic Net (loss) income per share	$(0.02)	$0.11	$(0.19)	$0.32
Diluted Net (loss) income per share	$(0.02)	$0.11	$(0.19)	$0.31

The computation of diluted Net (loss) income per share for both the three and nine months ended September 29, 2012, excludes the effects of stock options, RSUs and ESPP shares aggregating 11.3 million shares, as they are antidilutive. The computation of diluted Net (loss) income per share for the three and nine months ended October 1, 2011 excludes the effects of stock options, RSUs and ESPP shares aggregating 4.4 million shares and 3.9 million shares, respectively, as they are antidilutive. Stock options, RSUs and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position. Stock options and RSUs that are antidilutive in the third quarter of fiscal 2012 could become dilutive in the future.

Note 3 - Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	September 29, 2012	December 31, 2011
Short-term marketable securities:
Maturities of less than five years	$47,971	$68,711
Long-term marketable securities:
Maturities of more than ten years	4,661	6,946
Total marketable securities	$52,632	$75,657

The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	September 29, 2012	December 31, 2011
Short-term marketable securities:
Corporate and government bonds and notes and commercial paper	$47,971	$68,711
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	4,661	6,946
Total marketable securities	$52,632	$75,657

The following table summarizes the composition of our auction rate securities (in thousands):

	September 29, 2012			December 31, 2011
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$5,700	$4,661	AA+	$8,300	$6,946	AAA
Total auction rate securities	$5,700	$4,661		$8,300	$6,946

On May 22, 2012, student loan auction rate securities with a par value of $2.6 million and an estimated fair value of $2.3 million were redeemed by the issuer for $2.6 million. As a result, the Company reported a gain of $0.4 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive loss. On March 29, 2011, the Company sold student loan auction rate securities, with a par value of $3.3 million and an estimated fair value of $2.8 million, for $3.3 million, reported a gain of $0.6 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive loss, in the first quarter of fiscal 2011. At September 29, 2012, due to continued multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company are classified as Long-term marketable securities. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program ("FFELP"). The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available.

Note 4 - Fair Value of Financial Instruments (in thousands):

	Fair value measurements as of September 29, 2012				Fair value measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$47,971	$47,971	$—	$—	$68,711	$68,711	$—	$—
Long-term marketable securities	4,661	—	—	4,661	6,946	—	—	6,946
Foreign currency forward exchange contracts	(1)	—	(1)	—	18	—	18	—
Total fair value of financial instruments	$52,631	$47,971	$(1)	$4,661	$75,675	$68,711	$18	$6,946

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

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our auction rate securities are classified as Level 3 instruments. Management uses a combination of the market and income approach to derive the fair value of auction rate securities, which include third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity. Our Level 3 instruments are classified as Long-term marketable securities on our Condensed Consolidated Balance Sheet and are entirely made up of auction rate securities that consist of student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program ("FFELP"). Fair value measurement may be sensitive to various unobservable inputs such as the ability of students to repay their loans, or change in the provision of government guarantees policy toward guaranteeing loan repayment. If students are unable to pay back their loans or the government changes its policy, our investments may be further impaired.

There were no transfers between Levels 1 and 2 during the first nine months ended fiscal 2012 or 2011. There were no transfers into or out of Level 3 during the first nine months ended fiscal 2012 or 2011.

During the nine months ended September 29, 2012 and October 1, 2011, the following changes occurred in our Level 3 instruments (in thousands):

	Nine Months Ended
	September 29, 2012	October 1, 2011
Beginning fair value of Long-term marketable securities	$6,946	$10,232
Fair value of securities sold or redeemed	(2,285)	(2,843)
Ending fair value of Long-term marketable securities	$4,661	$7,389

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized gain of less than $0.1 million during the nine months ended September 29, 2012 and an unrealized loss of less than $0.1 million during the nine months ended October 1, 2011, on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. In addition, during the nine months ended September 29, 2012 and October 1, 2011, the Company realized a gain of $0.4 million and $0.6 million, respectively, related to the sale of a portion of its Long-term marketable securities portfolio. If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive loss or the previously reported other-than-temporary impairment charge.

Note 5 - Inventories (in thousands):

	September 29, 2012	December 31, 2011
Work in progress	$25,590	$24,260
Finished goods	11,839	13,018
Total inventories	$37,429	$37,278

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

The Company allocated the purchase price of the acquisition in accordance with the guidance of ASC 820. Of the total purchase price, $43.9 million was allocated to goodwill, which represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The goodwill balance is primarily attributed to assembled workforce, expected synergies and expanded opportunities when integrating SiliconBlue's technology with our current product offering. SiliconBlue will expand our product offering in the mobile consumer and handheld market. These are among the factors that contributed to a purchase price for SiliconBlue that resulted in the recognition of goodwill. The goodwill and identifiable intangible assets are not deductible for tax purposes.

The following table presents the estimated fair values of the assets acquired and liabilities assumed for the acquisition of SiliconBlue (in thousands):

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

No impairment charges relating to goodwill and intangible assets were recorded for the first nine months of fiscal 2012.

Note 7 - Intangible Assets and Acquisition Related Charges:

In connection with our acquisition of SiliconBlue in December 2011, we recorded identifiable intangible assets related to developed technology and customer relationships based on guidance for determining fair value under the provisions of ASC 820. We did not have any identifiable intangible assets recorded as of October 1, 2011. The following table summarizes the details of the Company’s total purchased intangible assets (in thousands):

	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net of amortization September 29, 2012
Developed technology	7	$10,700	$(1,210)	$9,490
Customer relationships	5.5	7,800	(1,123)	6,677
Total	6.3	$18,500	$(2,333)	$16,167

Acquisition related charges include severance and professional fees related to the acquisition, as well as the amortization of the stepped up value of inventory and amortization of identifiable intangible assets with finite useful lives. Acquisition related charges in connection with the acquisition of SiliconBlue from the date of acquisition, December 16, 2011 to September 29, 2012 were as follows (in thousands):

	Three months ended September 29, 2012	Nine months ended September 29, 2012	From December 16, 2011 to December 31, 2011
Severance related to integration of employees	$—	$633	$—
Professional fees related to acquisition	—	501	397
Amortization of developed technology	382	1,146	64
Amortization of customer relationships	354	1,064	59
Amortization of $0.3 million step-up in inventory fair value at date of acquisition	—	248	16
Net all other, including reversal of bad debt reserve	(7)	(174)	—
Total	$729	$3,418	$536

Estimated acquisition related charges in connection with the acquisition of SiliconBlue for future years are as follows (in thousands):

Fiscal year	Estimated Acquisition related charges
2012	$4,155
2013	2,947
2014	2,947
2015	2,947
2016	2,947
2017	2,179
2018	1,463
Total	$19,585

Note 8 - Changes in Stockholders' Equity and Accumulated other Comprehensive loss (in thousands):

	Common stock	Paid-in capital	Treasury stock	Accumu- lated deficit	Accumu- lated other compre- hensive loss	Total
Balances, December 31, 2011	$1,177	$627,637	$—	$(234,908)	$(345)	$393,561
Net loss for the nine months ended September 29, 2012	—	—	—	(22,431)	—	(22,431)
Unrealized loss related to marketable securities, net	—	—	—	—	17	17
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	(78)	(78)
Translation adjustments	—	—	—	—	244	244
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of taxes)	11	2,235	—	—	—	2,246
Stock repurchase	—	—	(12,360)	—	—	(12,360)
Retirement of treasury stock	(27)	(12,333)	12,360	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	5,753	—	—	—	5,753
Balances, September 29, 2012	$1,161	$623,292	$—	$(257,339)	$(162)	$366,952

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. During the three and nine months ended September 29, 2012, approximately 1.4 million and 2.7 million shares, respectively, were repurchased for $5.4 million and $12.4 million, respectively. All repurchases have and will be open market transactions and funded from available working capital.

Note 9 - Income Taxes:

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2009, 2008 and 2006, respectively.

We have federal net operating loss carryforwards that expire at various dates between 2023 and 2029. We have state net operating loss carryforwards that expire at various dates from 2012 through 2030. We also have federal and state credit carryforwards, some of which do not expire, with the remainder expiring at various dates from 2012 through 2032.

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

As part of our global tax structure implementation, an intercompany sale of inventory and fixed assets occurred during the first quarter of 2012. During the first nine months of 2012, this inventory has been sold to end customers in the normal course of business. Therefore, taxes have been applied to the gain on sale based on U.S. statutory tax rates, primarily offset by deferred tax assets. This resulted in an increase to the effective tax rate and a net tax provision of $1.3 million and$13.7 million in the three and nine months ended September 29, 2012, respectively.

We are not currently under examination in any tax jurisdictions.

We believe that it is reasonably possible that $0.1 million of unrecognized tax benefits and less than $0.1 million of associated interest and penalties could significantly change during the next twelve months. The $0.1 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to foreign tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

We are paying foreign income taxes, which are reflected in the Provision (benefit) for income taxes in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and are primarily related to the cost of operating offshore subsidiaries. We are not currently paying federal income taxes and do not expect to pay such taxes until our tax net operating loss and credit carryforwards are fully utilized. We expect to pay a nominal amount of state income tax. We accrue interest and penalties related to uncertain tax positions in the Provision (benefit) for income taxes.

Note 10 - Restructuring:

During 2011, the Company's Board of Directors adopted a restructuring plan to more efficiently implement the Company's product development strategy and to better align the Company's corporate strategy with the Company's sales resources (the “2011 restructuring plan”). In connection with the 2011 restructuring plan, the Company reduced and refocused its headcount at certain of its research and development facilities, including Pennsylvania and Shanghai, China, and streamlined its supply chain activities at its headquarters for reduced operational costs, improved predictability and flexibility. Part of the 2011 restructuring plan includes extending silicon development capabilities, product and test engineering, planning and logistics activities by locating personnel in Manila, Philippines. The 2011 restructuring plan was completed at the end of the second quarter of fiscal 2012. Approximately zero and $0.6 million of expense was incurred in the three and nine months ended September 29, 2012, respectively, and $1.4 million and $4.0 million was incurred in the three and nine months ended October 1, 2011, respectively.

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

At September 29, 2012, no restructuring accrual remained on our Condensed Consolidated Balance Sheet.

The following table displays the activity related to the 2011 restructuring plan described above (in thousands):

	Balance at December 31, 2011	Charged to expense during nine months ended September 29, 2012	Paid or settled	Adjustments to reserve	Balance at September 29, 2012
Severance and related costs	$1,543	$296	$(1,735)	$(104)	$—
Lease loss reserve	26	—	(12)	(14)	—
Other	—	465	(465)	—	—
Total restructuring plans	$1,569	$761	$(2,212)	$(118)	$—

Total Restructuring charges included in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Severance and related costs	$—	$1,563	$192	$5,053
Lease loss reserve	—	(109)	(14)	(737)
Other	—	306	465	666
Total restructuring charges	$—	$1,760	$643	$4,982

Note 11 - Stock-Based Compensation:

Total stock-based compensation expense included in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Line item:
Cost of products sold	$139	$128	$388	$341
Research and development	834	689	2,273	2,039
Selling, general and administrative	1,102	870	3,092	2,285
Restructuring charges	—	—	—	103
Total stock-based compensation	$2,075	$1,687	$5,753	$4,768

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

We are also exposed to certain other asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity or our financial results. Periodically, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we then accrue a liability for the estimated loss based on the provisions of Financial Accounting Standards Board Accounting Standards Codification 450, “Contingencies" (“ASC 450”). Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise estimates. Presently, no accrual has been estimated under ASC 450 for potential losses that may or may not arise from the current lawsuits in which we are involved.

Note 13 - Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area based on ship-to location was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
United States:	$7,522	11%	$11,038	14%	$25,903	12%	$34,255	14%

Asia Pacific (primarily China and Taiwan)	40,488	57	40,431	50	117,202	55	128,210	52
Europe	12,424	17	16,656	20	37,736	18	52,977	21
Japan	8,373	12	11,826	14	27,194	13	28,350	11
Other Americas	2,082	3	1,769	2	5,346	2	4,404	2
Total foreign revenue	63,367	89	70,682	86	187,478	88	213,941	86
Total revenue	$70,889	100%	$81,720	100%	$213,381	100%	$248,196	100%

Note 14 - Subsequent Event:

On October 12, 2012, the Board of Directors of the Company adopted the “2012 restructuring plan.” In connection with this restructuring plan, the Company plans to reduce its headcount by approximately 13 percent and eliminate certain sites, including its sites in Pennsylvania and Illinois. The Company expects to record restructuring charges of approximately $5.5 million in the fourth quarter of 2012 and $0.5 million in the first quarter of 2013. The 2012 restructuring plan is expected to be substantially completed in the first quarter of 2013.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lattice Semiconductor Corporation (“Lattice,” the “Company,” "we," "us," or "our") designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by end customers as specific logic circuits, enabling shorter design cycle times and reduced development costs. Our end customers are primarily original equipment manufacturers (“OEMs”) in the communications, computing, consumer, industrial, military, automotive, and medical end markets. Within the programmable logic market there are two groups of products - programmable logic devices (“PLD”) and field programmable gate arrays (“FPGA”) - each representing a distinct silicon architectural approach. Products based on the two alternative programmable logic architectures are generally optimal for different types of logic functions, although many logic functions can be implemented using either architecture. We believe that a substantial portion of programmable logic customers utilize both PLD and FPGA architectures.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the nine months ended September 29, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, auction rate securities, goodwill, deferred income taxes and liabilities, accrued liabilities (including restructuring charges and accrual for bonus arrangements), income taxes, deferred income and allowances on sales to certain sell-through distributors, forward exchange contracts, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

Results of Operations

Key elements of our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
Revenue	$70,889	100.0%	$81,720	100.0%	$213,381	100.0%	$248,196	100.0%

Gross margin	38,548	54.4	47,854	58.6	115,084	53.9	148,134	59.7
Research and development	20,446	28.8	16,999	20.8	58,955	27.6	55,770	22.5
Selling, general and administrative	17,720	25.0	16,809	20.6	55,048	25.8	51,717	20.8
Acquisition related charges	729	1.0	—	—	3,418	1.6	—	—
Restructuring charges	—	—	1,760	2.2	643	0.3	4,982	2.0
(Loss) income from operations	$(347)	(0.5)%	$12,286	15.0%	$(2,980)	(1.4)%	$35,665	14.4%

Revenue

	Three Months Ended			Nine Months Ended
	September 29, 2012	October 1, 2011	% change	September 29, 2012	October 1, 2011	% change
Revenue	$70,889	$81,720	(13)	$213,381	$248,196	(14)

Revenue by Product Line

The composition of our revenue by product line for the third quarter and first nine months of fiscal 2012 and 2011 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
FPGA	$26,138	37%	$26,181	32%	$74,322	35%	$85,396	34%
PLD	44,751	63	55,539	68	139,059	65	162,800	66
Total revenue	$70,889	100%	$81,720	100%	$213,381	100%	$248,196	100%

For the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011, FPGA revenue was essentially flat, while PLD revenue declined approximately 19%. The decline in PLD revenue was caused by declining volume in certain of our more mature products, approximately 20% offset by volume increases for certain of our new products.

For the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011, FPGA revenue declined approximately 13%, while PLD revenue declined 15%. For FPGA products, the strong growth in the sales of a new product offset approximately one-half of the volume declines experienced by certain of our older, more mature products. For PLD products, strong growth in New product volume offset approximately 30% of the revenue decline experienced by certain of our more mature products.

Revenue by End Market

The following end market data is derived from data that is provided to us by our distributors and end customers. With a diverse base of customers who in some cases manufacture end products spanning multiple end markets, the assignment of revenue to a specific end market requires the use of estimates and judgment. Therefore, actual results may differ from those reported.

The composition of our revenue by end market for the third quarter and first nine months of fiscal 2012 and 2011 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
Communications	$33,705	47%	$36,288	44%	$100,132	47%	$111,824	45%
Industrial and other	19,147	27	25,432	31	58,376	27	76,307	31
Consumer	9,840	14	9,695	12	28,624	14	27,976	11
Computing	8,197	12	10,305	13	26,249	12	32,089	13
Total revenue	$70,889	100%	$81,720	100%	$213,381	100%	$248,196	100%

Communications continue to represent our largest end market. For the third quarter and first nine months of 2012, the Communications market revenue declined 7% and 10%, respectively, when compared to the third quarter and first nine months of 2011. These declines were driven primarily by macroeconomic factors.

The Industrial and other market experienced revenue declines of 25% and 23% for the third quarter and first nine months of 2012, respectively, when compared to the third quarter and first nine months of 2011. These declines were primarily due to declines in our military business.

Revenue from our Consumer market remained relatively flat for the periods presented and continues to grow as a percent of our total revenue.

The Computing end market had revenue declines of 20% and 18% for the third quarter and first nine months of 2012, respectively, when compared to the third quarter and first nine months of 2011. Similar to the Communications market, these declines were driven primarily by macroeconomic factors.

Revenue by Product Classification

The composition of our revenue by product classification for the third quarter and first nine months of fiscal 2012 and 2011 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
New *	$18,417	26%	$9,441	11%	$43,572	20%	$26,349	11%
Mainstream *	38,562	54	48,113	59	119,614	56	146,966	59
Mature *	13,910	20	24,166	30	50,195	24	74,881	30
Total revenue	$70,889	100%	$81,720	100%	$213,381	100%	$248,196	100%

Revenue for New products increased 95% and 65% for the third quarter and first nine months of fiscal 2012, respectively, compared to the third quarter and first nine months of fiscal 2011. New product revenue increased primarily due to strong volume ramping of certain New products, principally to customers in the Consumer and Communications end markets.

Revenue for Mainstream products decreased 20% and 19% for the third quarter and first nine months of fiscal 2012, respectively, compared to the third quarter and first nine months of fiscal 2011. Mainstream product revenue declined due primarily to macroeconomic factors and reduced volume as customers migrated to newer technology.

Mature product revenue decreased 42% and 33% for the third quarter and first nine months of fiscal 2012, respectively, compared to the third quarter and first nine months of fiscal 2011. Mature product revenue decreased primarily due to macroeconomic factors and reduced volume as customers migrated to newer technology.

* Product Classifications:

New:	LatticeECP3, MachXO2, Power Manager II, and iCE40
Mainstream:	ispMACH 4000ZE, ispMACH 4000/Z, LatticeSC, LatticeECP2/M, LatticeECP, LatticeXP2, LatticeXP, MachXO, ispClock A/D/S, Software and IP
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

Revenue by Geography

We assign revenue to geographies based on customer ship-to address at the point where revenue is recognized. In the case of sell-in distributors and OEM customers, revenue is typically recognized, and geography is assigned, when products are shipped to our distributor or customer. In the case of sell-through distributors revenue is recognized when resale to the end customer occurs and geography is assigned based on the end customer location on the resale reports provided by the distributor.

The composition of our revenue by geography, based on ship-to location, is as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
United States:	$7,522	11%	$11,038	14%	$25,903	12%	$34,255	14%

Asia Pacific (primarily China and Taiwan)	40,488	57	40,431	50	117,202	55	128,210	52
Europe	12,424	17	16,656	20	37,736	18	52,977	21
Japan	8,373	12	11,826	14	27,194	13	28,350	11
Other Americas	2,082	3	1,769	2	5,346	2	4,404	2
Total foreign revenue	63,367	89	70,682	86	187,478	88	213,941	86
Total revenue	$70,889	100%	$81,720	100%	$213,381	100%	$248,196	100%

Revenue declined in the United States, Europe, and Japan in the third quarter and first nine months of fiscal 2012, compared to the third quarter and first nine months of fiscal 2011 due largely to macroeconomic weakness in those regions. In addition, revenue declined in Asia Pacific for the first nine months of 2011 compared to the first nine months of 2012 due to relative weakness in the Communications market. We believe the Asia Pacific region will remain the primary source of our revenue due to relatively more favorable business conditions in Asia and a continuing trend towards the outsourcing of manufacturing by North American and European customers to the Asia Pacific region.

Termination of Avnet Inc. ("Avnet") global franchise agreement

On August 28, 2011, our global franchise agreement with Avnet terminated, however, we had mutually agreed to terms for the transition of inventory through December 31, 2011. Revenue from Avnet made up approximately 18% and 20% of our total revenue for the third quarter and first nine months of fiscal 2011. Because we and our remaining global and regional distributors worked directly with our end customers in order to transition the fulfillment of customer orders to replacement distributors, the impact on our business as a result of this change has been negligible. We continue to serve our end customers with a network that includes a global distributor, regional distributors, manufacturer's representatives, and our direct sales team.

Gross Margin

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Gross margin	$38,548	$47,854	$115,084	$148,134
Percentage of net revenues	54.4%	58.6%	53.9%	59.7%

Gross margin declined 4.2 percentage points in the third quarter of 2012 compared to the third quarter of 2011. This decline in gross margin was driven principally by changes to customer and product mix. Approximately 34% of this decline was offset by manufacturing and material cost improvements.

For the first nine months of 2012 compared to the first nine months of 2011, gross margin declined 5.8 percentage points due primarily to changes in customer and product mix. Approximately 12% of this decline was offset by manufacturing and material cost improvements.

Operating Expenses

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 29, 2012	October 1, 2011	% change	September 29, 2012	October 1, 2011	% change
Research and development	$20,446	$16,999	20	$58,955	$55,770	6
Percentage of net revenues	28.8%	20.8%		27.6%	22.5%

Research and development expenses include costs for compensation and benefits, development masks, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, intellectual property cores, processes, packaging, and software to support new products.

We believe that a continued commitment to research and development is essential to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development.

The increase in the third quarter of fiscal 2012, compared to the third quarter of fiscal 2011, was primarily a result of increased mask costs and depreciation.

The increase in the first nine months of fiscal 2012, compared to the first nine months of fiscal 2011 was primarily due to increased compensation and benefits and outside engineering services approximately one-half of which were offset by reductions in mask costs and engineering wafers, as well as a reduction in temporary labor cost.

Selling, General, and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 29, 2012	October 1, 2011	% change	September 29, 2012	October 1, 2011	% change
Selling, general and administrative	$17,720	$16,809	5	$55,048	$51,717	6
Percentage of net revenues	25.0%	20.6%		25.8%	20.8%

Selling, general, and administrative expenses include costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional services and travel expenses.

The increase in the third quarter of fiscal 2012, compared to the third quarter fiscal 2011 was primarily due to an increase in severance costs incurred in 2012.

The increase in the first nine months of fiscal 2012, compared to first nine months of fiscal 2011 was primarily a result of an increase in compensation and benefits, due to the additional headcount associated with the December 16, 2011 acquisition of SiliconBlue, and severance costs incurred in 2012. Approximately one-half of the increase was offset by lower commissions due to reduced revenue.

Acquisition Related Charges

	Three Months Ended			Nine Months Ended
	September 29, 2012	October 1, 2011	% change	September 29, 2012	October 1, 2011	% change
Acquisition related charges	$729	$—	—	$3,418	$—	—
Percentage of net revenues	1.0%	—%		1.6%	—%

Acquisition related charges include severance and professional fees directly related to acquisitions, as well as the amortization of the stepped up value of inventory and amortization of identifiable intangible assets with finite useful lives associated with our December 16, 2011 acquisition of SiliconBlue.

The charges include $0.7 million and $2.2 million in amortization of intangibles assets for the third quarter and first nine months of fiscal 2012. The first nine months of fiscal 2012 also include amortization of the stepped up value of inventory, professional fees, and severance costs. We estimate acquisition related charges will be approximately $0.7 million for the fourth quarter of fiscal 2012, related to amortization of intangible assets.

Restructuring Charges

	Three Months Ended			Nine Months Ended
	September 29, 2012	October 1, 2011	% change	September 29, 2012	October 1, 2011	% change
Restructuring charges	$—	$1,760	—	$643	$4,982	(87)
Percentage of net revenues	—%	2.2%		0.3%	2.0%

Restructuring charges consist primarily of severance and employee related costs associated with a restructuring plan implemented in 2011 and finalized in the first quarter of 2012.

On October 12, 2012, the Board of Directors of the Company adopted the “2012 restructuring plan.” In connection with this restructuring plan, the Company plans to reduce its headcount by approximately13 percent and eliminate certain sites, including its sites in Pennsylvania and Illinois. The Company expects to record restructuring charges of approximately $5.5 million in the fourth quarter of 2012 and $0.5 million in the first quarter of 2013. The 2012 restructuring plan is expected to be substantially completed in the first quarter of 2013.

Other income, net

	Three Months Ended			Nine Months Ended
	September 29, 2012	October 1, 2011	% change	September 29, 2012	October 1, 2011	% change
Other income, net	$88	$248	(65)	$846	$1,179	(28)
Percentage of net revenues	0.1%	0.3%		0.4%	0.5%

The decrease in Other income, net, in the third quarter of fiscal 2012, as compared to the third quarter of fiscal 2011 resulted primarily from lower investment income in 2012 as compared to 2011.

The decrease in Other income, net, in the first nine months of fiscal 2012, as compared to the first nine months of fiscal 2011, resulted primarily from lower investment income and lower gain on the sale of auction rate securities in 2012 compared to 2011, offset in part by foreign exchange gains in 2012.

Income Taxes

	Three Months Ended			Nine Months Ended
	September 29, 2012	October 1, 2011	% change	September 29, 2012	October 1, 2011	% change
Provision (benefit) for income taxes	$1,916	$(803)	—	$20,297	$(443)	—
Percentage of net revenues	2.7%	(1.0)%		9.5%	(0.2)%

On December 31, 2011, we began to implement a global tax structure to more effectively align the Company's corporate structure and transaction flows with the Company's geographic business operations including responsibility for sales and purchasing activities. We have numerous sales offices in foreign locations, operational centers in the Philippines and Singapore, and research and development sites in China, India and the Philippines. Revenues from non-Domestic regions account for over 85% of all revenue. In addition, the large majority of our suppliers are located in the Asia Pacific region. Based on these factors we have created new and realigned existing legal entities, completed intercompany sales of rights to intellectual property, inventory and fixed assets across different tax jurisdictions, and implemented cost-sharing and intellectual property licensing and royalty agreements between our U.S. and foreign entities. These actions resulted in a gain for tax purposes, for which we recorded a $76.8 million tax provision in the fourth quarter of fiscal 2011. This provision was fully offset by the release of valuation allowance on deferred tax assets of $76.8 million recorded as a tax benefit during the fourth quarter of fiscal 2011. The global tax structure was completed during the first quarter of 2012 upon the intercompany sale of inventory and fixed assets. During the first nine months of 2012, the inventory portion of this intercompany sale has been sold to end customers in the normal course of business. Therefore, taxes were applied to the gain based on U.S. statutory tax rates, primarily offset by deferred tax assets.
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

Liquidity and Capital Resources

Financial Condition Sources and Uses of Cash (in thousands):

	Nine Months Ended
	September 29, 2012	October 1, 2011
Net cash (used in) provided by operating activities	$(335)	$45,739
Net cash provided by (used in) investing activities	7,287	(6,601)
Net cash used in financing activities	(10,125)	(8,602)
Net (decrease) increase in cash and cash equivalents	$(3,173)	$30,536

Operating Activities

Net cash used in operating activities was $0.3 million in the first nine months of fiscal 2012, compared to net cash provided by operating activities of $45.7 million in the first nine months of fiscal 2011. The decrease in comparable periods is primarily the result of the decrease in Net income from operations from $37.3 million in the first nine months of fiscal 2011 to a Net loss from operations of $22.4 million in the first nine months of fiscal 2012. Other significant items of operating activities include:

•Net cash was provided by operating activities as a result of a decrease in Deferred income taxes of $19.3 million in the first nine months of fiscal 2012 compared to $0.0 million in the first nine months of fiscal 2011.

•Net cash was used in operating activities as a result of an increase in Accounts receivable, net of $19.0 million in the first nine months of fiscal 2012 compared to an increase of $12.3 million in the first nine months of fiscal 2011. Days sales outstanding increased from 59 days as of October 1, 2011 to 71 days as of September 29, 2012. The increase in days outstanding is primarily due to an increase in accounts with customers in Asia, which typically carry longer payment terms.

•Net cash was provided by operating activities as a result of an increase in Deferred income and allowances on sales to sell-through distributors of $0.4 million in the first nine months of fiscal 2012 compared to $3.4 million in the first nine months of fiscal 2011.

Investing Activities

Net cash provided by investing activities was $7.3 million in the first nine months of fiscal 2012, compared to net cash used of $6.6 million in the first nine months of fiscal 2011. Net cash was provided by investing activities for net proceeds on sales greater than purchases of marketable securities of $23.4 million in the first nine months of fiscal 2012, compared to $4.6 million for the first nine months of fiscal 2011. Capital expenditures were $11.2 million in the first nine months of fiscal 2012, an increase from $8.7 million in the first nine months of fiscal 2011.

Financing Activities

Net cash used in financing activities increased by $1.5 million for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011, primarily due to the issuance of common stock.

Liquidity

As of September 29, 2012, our principal source of liquidity was $186.2 million of Cash and cash equivalents and Short-term marketable securities, which were approximately $23.9 million less than the balance of $210.1 million at December 31, 2011. Working capital decreased to $243.9 million at September 29, 2012 from $248.6 million at December 31, 2011.

We believe that our existing liquid resources and cash expected to be generated from future operations will be adequate to meet our requirements and obligations for at least the next twelve months.

At September 29, 2012 and December 31, 2011, the Company held auction rate securities with a par value of $5.7 million and $8.3 million, respectively. During the second quarter of 2012 the Company redeemed at par, student loan auction rate securities with a par value of $2.6 million and an estimated fair value of $2.3 million, and as a result reported a gain of $0.4 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive loss. During the first quarter of 2011, the Company sold at par, student loan auction rate securities, with a par value of $3.3 million and an estimated fair value of $2.8 million, and as a result, reported a gain of $0.6 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive loss. The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available. At September 29, 2012, due to the unavailability of auctions and market illiquidity, the fair value of auction rate securities held by the Company and classified as Long-term marketable securities was $4.7 million. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program. If we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these securities and could materially affect our financial results.

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized loss of less than $0.1 million during the nine months ended September 29, 2012 on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. The Company realized a gain of $0.4 million and $0.6 million related to the sale of a portion of its Long-term marketable securities portfolio during the first nine months of fiscal 2012 and fiscal 2011, respectively.

If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could materially affect our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive income.

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. During the third quarter and first nine months of fiscal 2012, approximately 1.4 million and 2.7 million shares were repurchased for $5.4 million and $12.4 million, respectively. All repurchases were and will be open market transactions and funded from available working capital.

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

Contractual Obligations

There have been no significant changes to the Company's contractual obligations outside of the ordinary course of business in the first nine months of fiscal 2012 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

As of September 29, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Market Risks

At September 29, 2012 and December 31, 2011, we held auction rate securities with a par value of $5.7 million and $8.3 million, respectively. At September 29, 2012 and December 31, 2011, the auction rate securities held by us had an estimated fair value of $4.7 million and $6.9 million, respectively. Our investments in auction rate securities are subject to interest rate and market risk. A hypothetical 10% movement in interest rates would not have a material impact on the fair value of the portfolio. If the market for our investment portfolio declines, our consolidated operating results may be negatively impacted.

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

As a result of the use of derivative financial instruments, the Company is exposed to the risk that counter-parties to derivative contracts will fail to meet their contractual obligations. To mitigate the counter-party credit risk, the Company enters into contracts with carefully selected major financial institutions based upon their credit ratings and other factors.

On September 29, 2012, the Company had a forward contract to deliver 175 million Japanese yen on October 24, 2012. The contract settled by that date.

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

Currently, Fujitsu Semiconductor Limited ("Fujitsu") is the sole source supplier of wafers for most of our newest FPGA and PLD products.

As a semiconductor company, we operate in a dynamic environment marked by rapid product obsolescence. The programmable logic market is characterized by rapid technology and product evolution followed by a slow ramp process to volume production. Our success depends on our ability to develop and introduce new products that compete effectively on the basis of price and performance and which address the markets we serve. We work closely with foundries in the development of products to meet the market demands, and rely on the foundries to timely produce high quality products.

We have entered into agreements with Fujitsu pursuant to which Fujitsu manufactures most of our new products on its 130 nanometer, 90 nanometer and 65 nanometer technologies. Fujitsu is the sole source supplier of wafers for most of our newest FPGA and PLD products. The success of certain of our next generation products is dependent upon our ability to successfully partner with Fujitsu or other foundry partners. If for any reason Fujitsu does not provide their facilities and support for our development efforts, we may have difficulty timely and effectively developing new products until we can find a replacement supplier. Similarly, if for any reason Fujitsu discontinues manufacturing our new products (e.g. stop production on certain process technologies) we will have to change to a new foundry. We may be unsuccessful in establishing new foundry relationships for our next generation products, or may incur substantial cost and manufacturing delays until we form a new relationship, each of which could adversely affect our operating results.

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
On December 31, 2011 our global franchise agreement with Avnet terminated. Revenue from Avnet made up approximately 17% of our total revenue for both years ended December 31, 2011, and January 1, 2011. Because we and our remaining global and regional distributors worked directly with our end customers in order to transition the fulfillment of customer orders to replacement distributors, the impact on our business as a result of this change has been negligible. We continue to serve our end customers with a network that includes a global distributor, regional distributors, manufacturer's representatives, and our direct sales team. Should such a distributor agreement be terminated in the future, there is no certainty that we will be able to effectively manage the transition to avoid a disruption in the supply of our products, or that our remaining distributors and representatives will be able to provide sufficient technical support and other value-added services, as a result our financial results could be adversely affected.

In addition, our distribution channels recently have experienced consolidation due to merger and acquisition activity in that business sector. Consolidation may result in our distributors allocating fewer resources to the distribution and sale of our products, which could adversely affect our financial results.
At times, our sales are concentrated in a small number of distributors, which are in various international locations and of various financial capabilities. Financial difficulties, inability to access capital markets, or other reasons may affect our distributors' performance, which could adversely affect our business and our operating results.
Our success depends on our ability to rapidly develop and introduce new products. Failure to do so could have a material adverse effect on our business and negatively impact our financial condition and results of operations.

The programmable logic market is characterized by rapid technology and product evolution on advanced technologies. Our success depends on our ability to develop and introduce new products which compete effectively on the basis of price and performance and which address the markets we serve. We continually design next generation products that enable us to offer our customers lower power, lower cost, and more innovative products to maintain our competitive position. These new products typically are more technologically complex than their predecessors, and thus have increased potential for delays in their introduction.

The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable prices for wafer, packaging, assembly and test costs, yields and market acceptance. Our development of new products and our customers’ decisions to design them into their systems can take as long as three years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs, and the successful introduction of our products may be adversely affected by competing products or by technologies serving the markets addressed by our products. If we experience delays in the introduction of new products, our operating results could be adversely affected.
In addition, new product introductions frequently depend on our development and implementation of new process technologies, and our growth will depend in part upon the successful development and market acceptance of these process technologies. Our products require technically sophisticated sales and marketing personnel to market these products successfully to customers. We are developing new products with lower power consumption and smaller feature sizes, the fabrication of which will be substantially more complex than our current products. If we are unable to design, develop, manufacture, market and sell new products successfully, our operating results will be harmed. Our new product development, process development or execution to design and bring to market products that offer lower power and lower cost with more innovation may not be successful. Furthermore, our new products may not achieve market acceptance and price expectations for our new products may not be achieved which could significantly harm our business and may have an adverse effect on our financial condition or operating results.
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
On December 16, 2011, we acquired SiliconBlue Technologies Ltd., a Cayman Islands exempted company ("SiliconBlue"), which put us in a unique position in the mobile consumer segment of the programmable logic market. The acquisition of SiliconBlue may result in revenue and gross margin fluctuations due to product mix, seasonality, increased operating expenses, inventory valuation volatility and a more competitive pricing environment.

On July 15, 2011, we completed the purchase of Rise Technology Development Limited ("Rise"), a Hong Kong company, and its subsidiary, APAC IC Layout Consultants, Inc. ("APAC IC"), a Manila, Philippines based company engaged in engineering layout and design services. This acquisition of Rise and APAC IC is part of our effort to improve our research and development and operations activities, reduce costs and streamline our supply chain for improved predictability and flexibility.

Acquisitions similar to SiliconBlue and APAC IC, or future acquisitions typically entail many risks and we may encounter difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of the acquired companies or businesses. We may experience delays in the timing and successful integration of an acquired company’s technologies and product development as a result of:

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

Acquisitions typically require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, inventory write downs related to competing products, and the recording and later amortization of amounts related to certain acquired intangible assets, any of which could negatively impact our results of operations. In addition, we have or may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline.

Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. We may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. Any issuance of equity or convertible debt securities may be dilutive to our existing stockholders.
We cannot assure you that we will be able to consummate any future acquisitions or that we will realize any anticipated benefits from any of our past or future acquisitions. We may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, and any decline in the price of our common stock may make it significantly more difficult and expensive to initiate or consummate additional acquisitions.
We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. At December 31, 2011, we had $44.8 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2011 and concluded that we did not have any impairment at that time. There is no assurance that future impairment tests will indicate that Goodwill will be deemed recoverable. The success of any acquisition, including Rise and APAC IC and SiliconBlue, requires the integration of products, technologies, personnel and administrative resources, and could result in departures of key personnel, loss of key customers, distributors or vendors, equity dilution or acquisition of unknown liabilities. Furthermore, our ability to predict seasonality, end customer demand, and our customers' end customer demand for newly acquired products is limited. As a result, an acquisition similar to SiliconBlue and APAC, or future acquisitions could disrupt our operations and may have an adverse effect on our business, financial condition or operating results.

A continued downturn in the communications equipment end market could cause a further reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

Historically the largest percentage of our revenue has been derived from customers participating in the communications equipment end market. In addition, the Company sells products used by two large China-based telecommunication equipment providers. This is primarily due to strength in the wireless portion of the communications end market. For the first nine months of fiscal 2012 and for the 2011 full fiscal year, the same two large telecommunication equipment providers accounted for a combined 16% and 12%, respectively, of revenue. In the past, including in our most recent fiscal periods, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. In addition, telecommunication equipment providers are building networks for 4G networks in which we compete. Any deterioration in the communication end market, our ability to compete in future telecommunications solutions (e.g. 4G networks) or our end customers' reduction in spending to support this end market could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations.

The consumer end market is characterized by rapid product obsolescence and requires that we have the right products at the right time for our customers to fulfill demand for products in the consumer end market. If we are unable to forecast demand for our products, or we don't have products to ship at the right time, our financial condition and results may be adversely affected.

Our revenue from the consumer end market consists primarily of revenue from our products designed and used in a broad range of products including flat panel displays, DVD players and recorders, digital cameras and camcorders, gaming consoles, set-top boxes, and smart handheld devices. This market is characterized by rapidly changing requirements and products. Our success in this market will depend principally on our ability to:

•	meet the market windows for consumer products;

•	to predict technology and market trends;

•	to develop products on a timely basis; and

•	avoid cancellations or delay of products.

Any of the foregoing problems could materially and adversely affect our business, financial condition, and results of operations.

Global economic conditions and uncertainty, as well as the highly cyclical nature of the semiconductor industry, could adversely affect our revenue, gross margin and expenses, collectability of accounts receivable, supplier relationships, and our ability to access capital markets.

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

Because of our international business and operations, we are vulnerable to the economic conditions and tax policies of various jurisdictions and other business risks associated with conducting operations outside of the United States, which could have a material adverse effect on our business and negatively impact our financial condition and results of operations.

In addition to our U.S. operations, we have significant international operations, including foreign sales offices to support our international customers and distributors, our operational centers in the Philippines and Singapore, and our research and development sites in China, India and the Philippines. In connection with the restructuring we announced in 2011 our international operations grew as we relocated certain operational, design, and administrative functions outside the United States. All of these activities are subject to the uncertainties associated with international business operations, including tax laws and regulations, trade barriers, economic sanctions, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, domestic and foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. Moreover, our financial condition and results of operations could be affected in the event of political conflicts or economic crises in countries where our main wafer providers, end customers and contract manufacturers who provide assembly and test services worldwide are located. Adverse change to the circumstances or conditions of our international business operations could have a material adverse effect on our business.

We may not be able to compete successfully in the highly competitive semiconductor industry.

The semiconductor industry is intensely competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing and sales resources. The current level of competition in the programmable logic market is high and may increase in the future. We currently compete directly with companies that have licensed our technology or have developed similar products, including Altera Corporation and Xilinx, Inc. We also compete indirectly with numerous semiconductor companies that offer products based on alternative solutions such as ASIC, ASSP, microcontroller, analog, and digital signal processing (DSP) technologies. These direct and indirect competitors are established, multinational semiconductor companies as well as emerging companies. If we are unable to compete successfully in this environment, our future results may be adversely affected.

Our revenue and gross margin are subject to fluctuations, including quarter over quarter, due to many factors, which make our future financial results difficult to predict.

Our operating results have fluctuated in the past and may continue to fluctuate, including quarter over quarter fluctuations. Consequently, our operating results may fail to meet the expectations of analysts and investors. Our revenue and gross margin may fluctuate due to product mix, customer mix, seasonality, inventory fluctuations at our distributor end customers, market acceptance of new products, competitive pricing dynamics, geographical and market-segment pricing strategies, wafer, package and assembly prices and yields, overhead absorption, as well as provisions for warranty or excess and obsolete inventory.

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

We generally warrant our products for varying lengths of time against non-conformance to our specifications and certain other defects. Because our products, including hardware, software and intellectual property cores, are highly complex and increasingly incorporate advanced technology, our quality assurance programs may not detect all defects, whether manufacturing defects in individual products or systematic defects that could affect numerous shipments. Inability to detect a defect could result in increased engineering expenses necessary to remediate the defect and also result in increased costs due to inventory impairment charges. On occasion we have also repaired or replaced certain components or made software fixes or refunded the purchase price or license fee paid by our customers due to product or software defects. If there are significant product defects, the costs to remediate such defects, net of reimbursed amounts from our vendors, if any, or to resolve warranty claims, may adversely affect our revenue, gross margins and net income.

We may experience a disruption of our business activities related to the successful execution of our restructuring plans.

    On October 12, 2012, the Board of Directors of the Company adopted the “2012 restructuring plan.” In connection with this restructuring plan, the Company plans to reduce headcount by approximately 13 percent and eliminate certain sites, including its sites in Pennsylvania and Illinois. The Company expects to record restructuring charges of approximately $5.5 million in the fourth quarter of 2012 and $0.5 million in the first quarter of 2013. The 2012 restructuring plan is expected to be substantially completed in the first quarter of 2013.

Our restructuring will result in fewer employees and relocation of some of our workforce, among other things. This could cause a disruption in our operations, inhibit our ability to attract and retain key personnel, and delay the introduction and customer acceptance of our new products. If this occurs, or we are unable to realize the benefits of these restructuring plans, our future results may be adversely affected.

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

Our industry is characterized by increasingly frequent claims regarding patents and other intellectual property rights of others. We have been, and from time to time expect to be, notified of claims that we are infringing upon the intellectual property rights of others. For instance, we are exposed to certain asserted and unasserted potential claims, including the pending patent litigation brought against us by Lizy K. John, and Intellectual Ventures I LLC and Intellectual Ventures II LLC as described in Item 1. Legal Proceedings. If any third party makes a valid claim against us, we could face significant liability and could be required to make material changes to our products and processes. In response to claims of infringement, we have incurred legal costs and committed management resources, and there can be no assurance that we would be successful in our defense against the claims. Any such litigation could result in a substantial diversion of management and financial resources, including legal costs incurred to defend claims, which by itself could have a material adverse effect on our financial condition and operating results. We may seek licenses under patents that we are alleged to be infringing; however, we may not be able to obtain a license on favorable terms, or at all, which could have an adverse effect on our operating results.

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

The reliable manufacture of silicon wafers and the assembly and test of high performance programmable logic devices are complicated and technically demanding processes requiring:

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

Our finished silicon wafers are assembled and tested by independent contractors located in Indonesia, Malaysia, the Philippines, Singapore and South Korea. Economic, financial, social and political conditions in Asia have historically been volatile. Financial difficulties, the effects of currency fluctuation, governmental actions or restrictions, prolonged work stoppages, political unrest, war, natural disaster, cost of converting to copper content, cost of assembly materials such as gold and copper, disease or any other difficulties experienced by our suppliers may disrupt our supply and could adversely affect our operating results. In addition, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act may soon require us to report on “conflict materials” used in our products and the due diligence plan we put in place to track whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in certain of our products.

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

We rely in part on various information technology ("IT") systems to manage our operations, including financial reporting, and we regularly make changes to improve them as necessary. Consequently, we periodically implement new, or enhance existing, operational and IT systems, procedures and controls. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties in managing them could result in excessive cost or business disruption. While we have not experienced significant disruptions to our business, we may encounter some unexpected aspects of the conversion, outsourcing, or new systems implementations that cause difficulty in the new reporting system which could adversely affect our business, results of operations and cash flows.

Our legal organizational structure is complex, which could result in unanticipated unfavorable tax or other consequences including our ability to maintain or forecast a competitive corporate tax rate, which could have an adverse effect on our financial condition and results of operations.

On December 31, 2011, we began to implement a global tax structure to more effectively align our corporate structure and transaction flows with our geographic business operations including responsibility for sales and purchasing activities. We have numerous sales offices in foreign locations, operational centers in the Philippines and Singapore, and research and development sites in China, India and the Philippines. Revenues from foreign regions account for over 85% of all revenue. In addition, the large majority of our suppliers are located in the Asia Pacific region. Based on these factors we have created new and realigned existing legal entities, completed intercompany sales of rights to intellectual property, inventory and fixed assets across different tax jurisdictions, and implemented cost-sharing and intellectual property licensing and royalty agreements between our legal entities. We currently operate legal entities in countries where we conduct supply-change management, design, and sales operations around the world. In some countries, we maintain multiple entities for tax or other purposes. Changes in tax laws, regulations, overall future profitability of the Company, and related interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, which could adversely affect our results of operations.

We are subject to taxation in the United States and other countries. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws. We compute our effective tax rate using actual jurisdictional profits and losses. Changes in the jurisdictional mix of profits and losses may cause fluctuations in the effective tax rate. Adverse changes in tax rates, our tax assets, and tax liabilities could negatively affect our results in the future.

We cannot give any assurance as to what taxes we pay or the ability to estimate our future effective tax rate because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. As a result, our actual effective tax rate or taxes paid may vary materially from our expectations. Changes in tax laws, regulations, overall future profitability of the Company and related interpretations in the countries in which we operate may have an adverse effect on our business, financial condition or operating results.

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
We typically sell our products pursuant to individual purchase orders. We generally do not have long-term supply arrangements with our customers or minimum purchase requirements except that orders generally must be for standard pack quantities. Generally, our customers may cancel orders more than 30 days prior to shipment without incurring significant fees. We base our inventory levels and manufacturing plans on our customers' estimates of demand for their products, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. Our ability to forecast demand is even further complicated when we sell indirectly through distributors, as our forecasts for demand are then based on estimates provided by multiple parties. Moreover, consumer end-markets are characterized by short product life cycles, which can lead to rapid obsolescence and price erosion. In addition, our customers may change their inventory management practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize, could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins. Factors that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory, a reduction in the average selling price, and/or a reduction in our gross margin include:

•	a sudden and significant decrease in demand for our products;

•	a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements; and

•	a failure to accurately estimate customer demand for our older products as our new products are introduced.
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

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. During the third quarter of fiscal 2012, approximately 1.4 million shares were repurchased for $5.4 million. At September 29, 2012 we have approximately$7.6 million remaining under the approved program. All repurchases have been and will be open market transactions and funded from available working capital.

The following table summarizes the Company's repurchase of its common stock during the quarter ended September 29, 2012:

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1, 2012 through July 28, 2012	442,400	$3.69	442,400	$11,396,711
July 29, 2012 through August 25, 2012	422,500	$3.82	422,500	$9,783,950
August 26, 2012 through September 29, 2012	526,400	$4.07	526,400	$7,640,247
Total for the quarter	1,391,300	$3.87	1,391,300

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

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

10.72*
Lattice Semiconductor Corporation 2012 Employee Stock Purchase Plan (incorporated by reference to the Annex 1 to the Registrant's Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Stockholders Filed on April 12, 2012).

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

Date: November 6, 2012