Form 10-K
period 2012-12-29
LATTICE SEMICONDUCTOR CORP
filed 2013-03-08
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer [X]
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No [X]
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2012	289,406,565
Number of shares of common stock outstanding as of March 6, 2013	115,473,147
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the 2013 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

LATTICE SEMICONDUCTOR CORPORATION
FORM 10-K
ANNUAL REPORT

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about: our plans to introduce new FPGA families in high-growth market niches where we believe that we have sustainable and differentiated positions, the majority of our revenue being through our sell-through distributors; the impact of our global tax structure and expectations regarding taxes and tax adjustments; our expectations that a significant portion of our revenue will continue to be dependent on the Communications end market; the Asia Pacific market being the primary source of our revenue; our plans to sell our auction rate securities; the costs and benefits and timing of completion of our restructuring plans; the impact of new accounting pronouncements; our expectations regarding customer preferences and product use; our future product development and marketing plans; our ability to maintain or develop successful foundry relationships to produce new products; our expectations regarding seasonal trends; our expectations regarding defenses to claims against our intellectual property; our making significant future investments in research and development; our beliefs concerning the adequacy of our liquidity and facilities, and our ability to meet our operating and capital requirements and obligations.

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

PART I

Item 1. Business.

Lattice Semiconductor Corporation (“Lattice” or the “Company”) designs, develops and markets programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by end customers as specific logic circuits, enabling shorter design cycle times and reduced development costs. Our end customers are primarily original equipment manufacturers (“OEMs”) in the communications, industrial and other, consumer and computing end markets.

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

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2012, 2011, 2010, and 2009 were 52-week years and ended December 29, 2012, December 31, 2011, January 1, 2011, and January 2, 2010, respectively. Our fiscal 2013 will be a 52-week year and will end on December 28, 2013. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

Programmable Logic Market Background

Three principal types of digital integrated circuits are used in most electronic systems: microprocessors, memory and logic. Microprocessors are used for control and computing tasks, memory is used to store programming instructions and data, and logic is employed to manage the interchange and manipulation of digital signals within a system.

Logic circuits are found in a wide range of today's digital electronic equipment, including communications, computing, consumer, industrial, automotive, medical, and military systems. The logic market encompasses general purpose logic semiconductor products, which include programmable logic devices, and application-specific semiconductor products, which include application-specific integrated circuits (“ASICs”) (custom devices for a single user) and application-specific standard products (“ASSPs”) (standardized logic devices marketed to multiple users). According to research from IHS iSuppli1, the general purpose logic and application-specific semiconductor product categories combined accounted for approximately 38% of the estimated $303 billion worldwide semiconductor market in 2012.

Manufacturers of electronic equipment are challenged to bring differentiated products to market quickly. These competitive pressures often preclude the use of custom-designed ASICs, which generally entail significant design risks, non-recurring expenses and longer development cycles. ASSPs, an alternative to custom designed ASICs, limit a manufacturer's flexibility to adequately customize an end system. Programmable logic addresses these inherent difficulties. Programmable logic is a standard semiconductor product, purchased by systems manufacturers in a “blank” state that can be custom-configured into a virtually unlimited number of specific logic functions by programming the device with electrical signals. Programmable logic gives system designers the ability to more quickly create custom logic functions to enable product differentiation without sacrificing rapid time to market.

According to IHS iSuppli2, the programmable logic market was approximately $4.5 billion in 2012. Within this market, there are two main markets: field programmable gate arrays (“FPGA”) and programmable logic devices (“PLD”), each representing a distinct silicon architectural approach to programmable logic. In 2012, FPGA was a $4.0 billion market2 while PLD was a $0.5 billion market.2 Products based on the two alternative programmable logic architectures are generally best suited for different types of logic functions, although many logic functions can be implemented using either architecture. FPGAs are characterized by a narrow-input logic cell and use a distributed interconnect scheme. FPGAs may also contain dedicated blocks of fixed circuits such as memory, high-speed input/output interfaces or processors. PLDs are traditionally characterized by a regular building block structure of wide-input logic cells, called macrocells, and use a centralized logic interconnect scheme. Although FPGAs and PLDs are typically suited for use in distinct types of logic applications, we believe that a substantial portion of programmable logic customers utilize both FPGA and PLD products. In addition, mixed signal PLDs that combine digital and analog features are growing in popularity.

[1]	IHS iSuppli, “Competitive Landscaping Tool (CLT) Q4 2012,” Nov. 16, 2012

[2]	IHS iSuppli, “Core Silicon Q4 2012 Market Tracker & Component AMFT,” Dec. 28, 2012

Lattice Products

Lattice actively participates in both the FPGA and PLD (which includes the growing mixed signal PLD) markets. We strive to meet our customers' needs by offering innovative and differentiated solutions that include not only silicon and packaged devices, but also design tools and intellectual property. A brief overview of our key products follows.

FPGA Products

During fiscal 2012, 34% of our revenue was derived from FPGA products, compared to 34% in 2011 and 33% in 2010. In the future, we plan to introduce new FPGA families in high-growth market niches where we believe that we have sustainable and differentiated positions.

LatticeECP2M and LatticeECP3 Low-Power High-Value FPGAs

The LatticeECP FPGA family is designed for customers who need FPGAs with digital signal processing (“DSP”), a significant amount of memory, and high-speed serial communications channels ("SerDes"), but do not want to pay the price or power premiums of high-end FPGAs. The LatticeECP2M and LatticeECP3 families are able to serve this low density market due to careful circuit design choices aimed at achieving lower cost and various architectural enhancements to reduce power consumption.

Introduced in February 2009, the fourth generation LatticeECP3 FPGA family is particularly well suited for deployment in wireless infrastructure and wireline access equipment, as well as video and imaging applications. All generations of the LatticeECP family are manufactured using our foundry partner Fujitsu Limited's (“Fujitsu”) advanced process technologies.

LatticeXP2 Non-Volatile FPGAs

Unlike a traditional FPGA that requires an external device to load its application program, the non-volatile LatticeXP2 FPGA family embeds a Flash memory block on-chip to store the program. This on-chip program memory offers customers several unique benefits. First, as a single chip solution it enables customers to reduce their board size. Second, without the comparatively long time delay caused by loading a program externally, a customer's equipment can start up much more quickly. We refer to this feature as "instant-on." While broadly used across many market segments, we believe that the single-chip, instant-on, and high-security provided by the LatticeXP2 FPGA family make it particularly attractive for the security, surveillance, and display markets.

The LatticeXP2 family is manufactured using embedded Flash processes co-developed with our foundry partner Fujitsu. The use of embedded Flash for the non-volatile memory enables the Lattice XP2 family to be re-programmable.

The key features of our selected FPGA families are described in the table below:

FPGA Family	Year Introduced	Process Technology (nm)	Operating Voltage	Logic (K LUTs)	SERDES Channels	Max RAM (Mb)	I/O Pins (#)
LatticeECP3 TM	2009	65	1.2	17-149	4-16	7.2	116-586
LatticeXP2 TM	2007	90	1.2	5-40	—	1.0	86-540

PLD Products

During fiscal 2012, 66% of our revenue was derived from PLD products, compared to 66% in fiscal 2011 and 67% in fiscal 2010. We currently offer the industry's broadest line of PLDs based on our numerous families of ispLSI®, ispMACH®, GAL®, MachXO, MachXO2, and iCE products.

MachXO2 PLD Family

The MachXO2 family of versatile non-volatile reconfigurable PLDs is designed for applications traditionally implemented using complex programmable logic devices (“CPLD”) or low-capacity FPGAs. Widely adopted in a broad range of high value, cost sensitive applications that require general purpose I/O expansion, interface bridging and power-up management functions, MachXO2 PLDs offer the benefits of increased system integration by providing embedded memory, built-in Phase-locked Loops, high performance Low-voltage Differential Signaling (“LVDS”) I/O, remote field upgrade and a low-power sleep mode.

Introduced in 2010, our MachXO2 PLD family is built on a low power 65-nm process featuring embedded Flash technology. The MachXO2 family delivers a 3X increase in logic density, a 10X increase in embedded memory and more than a 100X reduction in static power than the MachXO PLD family. In addition, several popular functions used in low-density PLD applications, such as User Flash Memory (UFM), I2C, SPI and timer/counter, have been hardened into the MachXO2 devices, providing designers a “Do-it-All-PLD” for high volume, value orientated applications.

Designed for a broad range of ultra-low density applications, the MachXO2 PLD family is used in a variety of end markets including consumer, communications, computing, industrial and medical.

Lattice iCE Ultra-Low Power PLD Devices

Utilizing a single chip, ultra-low power programmable logic fabric, the iCE40 family enables mobile device designers to quickly add features to their mobile platform in areas such as connectivity, memory and storage, bridging, sensor management, and video and imaging. Lattice iCE products offer designers of handheld, battery-based consumer devices a programmable logic solution that delivers design flexibility and fast time-to-market benefits coupled with features that address their power, logic capacity, cost, and small form factor requirements.

The key features of our selected PLD families are described in the table below:

PLD Family	Year Introduced	Process Technology (nm)	Operating Voltage	Logic (Macrocells)	I/O Pins (#)
MACHXO2™	2010	65	3.3/2.5/1.2	128-3,432	19-335
Lattice iCE40TM	2011	40	1.2	320-8,096	25-222

Note: MachXO2 and iCE40 implement logic using look-up tables. The figures shown are the macrocell equivalents.

Power Manager, ispClock and Platform Manager Programmable Mixed Signal Devices

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

Software Development Tools and Intellectual Property Cores

Our programmable logic products are supported by several design and development suites, each one targeted at the specific needs of the user of that product. Our Ultra-Low Density (“ULD”) iCE products are supported by our iCEcube2 design and development suite. The remainder of our Ultra-Low Density and Low Density ("LD") products are supported by the Lattice Diamond™ design and development tool suite. Our mixed signal products are supported by PAC-Designer® software. The macrocell-based CPLD products are supported by ispLEVER Classic.

iCEcube2 is a complete, easy to learn design flow that meets the needs of the ULD designer. It is supported on the Windows platform. Lattice Diamond™ is also a complete, thoroughly modern, easy to learn FPGA design suite and is supported on both Windows and Linux platforms. Both iCEcube2 and Lattice Diamond™ allow our users to easily enter their design along with the design goals, quickly analyze and verify the design for accuracy, and then implement the design in our programmable logic solution. The flow enables logic simulation, static timing analysis, I/O pin assignment, synthesis and automatic timing driven place and route, and device programming.

For all tool suites, Synopsys' Synplify Pro advanced FPGA synthesis is included for all operating systems supported, and Aldec's Active-HDL Lattice Edition II simulator is included for Windows. In addition to the tool support for Lattice devices provided by the OEM versions of Synplify Pro and Active-HDL, Lattice devices are also supported by the full versions of Synopsys Synplify Pro and Aldec Active-HDL. Mentor Graphics ModelSim SE is also supported.

Lattice's IP core program (LatticeCORE™) assists our customers' design efforts by providing pre-tested, reusable functions that can be easily used, allowing our customers to focus on their unique system architectures. These IP cores eliminate the need to “re-invent the wheel” by providing many industry-standard functions, including PCI Express, DDR, Ethernet, CPRI, 7:1 LVDS, and embedded microprocessors.

Product Development

We place substantial emphasis on new product development and believe that continued investment in this area is required to maintain and improve our competitive position. Our product development activities emphasize new proprietary products, advanced packaging, enhancement of existing products and process technologies, and improvement of software development tools. Product development activities occur primarily in: Hillsboro, Oregon; San Jose, California; Shanghai, China; and Manila, Philippines.

Research and development expenses were $77.6 million in 2012, $71.9 million in 2011 and $60.3 million in 2010. We expect to continue to make significant investments in research and development. During fiscal 2011, we consolidated our research and development activities and established an engineering development center in the Philippines.

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

The Company and Fujitsu have entered into agreements pursuant to which Fujitsu manufactures our products on its 130 nanometer, 90 nanometer and 65 nanometer CMOS process technologies, as well as on 130 nanometer, 90 nanometer and 65 nanometer technologies with embedded flash memory that we have jointly developed with Fujitsu. Taiwan Semiconductor Manufacturing Company Ltd. (“TSMC”) manufactures our 40 nanometer iCE products. In addition, United Microelectronics Corporation ("UMC") manufactures certain of our 40 nanometer products.

In addition, all of our assembly operations and most of our test operations are performed by outside suppliers.

We rely on a third party vendor to provide cost-effective and efficient supply chain services. Among other activities, these outsourced services relate to direct sales logistics, including order fulfillment, inventory management and warehousing, and shipment of inventory to third party distributors. During 2012 and 2011 we transferred significant portions of our supply chain support activities from our headquarters in Oregon and our operations center in Singapore to a new operations center in the Philippines.

We perform certain test operations and reliability and quality assurance processes internally. We have achieved and maintained ISO9001:2000 Quality Management Systems Certification and ISO16949:2002 Quality Systems Certification, and released a full line of PLD products qualified to the AEC-Q100 Reliability Standard.

Wafer Fabrication

We source silicon wafers from our foundry partners, Fujitsu and Seiko Epson Corporation in Japan, United Microelectronics Corporation in Taiwan and GLOBALFOUNDRIES in Singapore, pursuant to agreements with each company and their respective affiliates. In addition, we now have manufacturing capability with TSMC in Taiwan for products on its 65 nanometer and 40 nanometer CMOS LP process technologies. We negotiate wafer volumes, prices and other terms with our foundry partners and their respective affiliates on a periodic basis.

Assembly

After wafer fabrication and initial testing, we ship wafers to independent subcontractors for assembly. During assembly, wafers are separated into individual die and encapsulated in plastic packages. We have qualified assembly partners in Indonesia, Malaysia, Taiwan, the Philippines, Singapore and South Korea. We negotiate assembly prices, volumes and other terms with our assembly partners and their respective affiliates on a periodic basis.

We currently offer an extensive list of standard products in lead (Pb) free packaging. Our lead-free products meet the European Parliament Directive entitled "Restrictions on the use of Hazardous Substances" ("ROHS"). A select and growing subset of our ROHS compliant products are also offered with a "Halogen Free" material set.

Testing

We electrically test the die on most wafers prior to shipment for assembly. Following assembly, prior to customer shipment, each product undergoes final testing and quality assurance procedures. Wafer sort testing is performed by independent contractors in Malaysia, Japan, Indonesia and Singapore. Final testing is performed by independent contractors in Indonesia, Malaysia, the Philippines, Singapore, Taiwan and South Korea. We also perform certain test operations and reliability and quality assurance processes internally.

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

We have agreements with 21 manufacturers' representatives in North America. We have also established foreign sales channels in over 50 foreign countries through a network of 15 international sales representatives. The majority of our sales are made through distributors.

We provide global technical support to our end customers with engineering staff based at our headquarters, product development centers and selected field sales offices. We maintain numerous domestic and international field sales offices in major metropolitan areas.

Resale of product through distributors accounted for 55% of our net revenue in 2012 and we expect our distributors to generate a significant portion of our revenue in the future. We depend on our distributors to sell our products to end customers, complete order fulfillment and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. We have two primary sell-through distributors: Nu Horizon Electronics Corp., a wholly owned subsidiary of Arrow Electronics, Inc., and the Weikeng Group, primarily through Weikeng Industrial Co. Ltd., Weikeng International Co. Ltd., and Weikeng Technology Pte.

Historically the largest percentage of our revenue has been derived from customers participating in the communications equipment end market. In addition, the Company sells products used by two large China-based telecommunication equipment providers. No individual end customer accounted for more than 10% of total revenue in any of the fiscal years 2012, 2011 and 2010.

Revenue from foreign sales as a percentage of total revenue were 88%, 86%. and 88% for fiscal 2012, 2011, and 2010, respectively. We assign revenue to geographies based on customer ship-to address at the point where revenue is recognized. In the case of sell-in distributors and OEM customers, revenue is typically recognized, and geography is assigned, when products are shipped. In the case of sell-through distributors, revenue is recognized when resale to the end customer occurs and geography is assigned based on the end customer location on the resale reports provided by the distributor. Both foreign and domestic sales are denominated in U.S. dollars, with the exception of sales in Japan, where sales to certain customers are denominated in yen.

The composition of our revenue by geography, based on ship-to location, is as follows (dollars in thousands):

	Year Ended						% Change in
	December 29, 2012		December 31, 2011		January 1, 2011		2012	2011
Asia	$189,811	68%	$201,118	63%	$200,594	67%	(6)	—
Europe	48,202	17	66,319	21	54,332	18	(27)	22
Americas	41,243	15	50,929	16	42,842	15	(19)	19
Total revenue	$279,256	100%	$318,366	100%	$297,768	100%	(12)	7

Seasonality

In most years, we experience some seasonal trends in the sale of our products. Sales of our products are often higher during our fiscal quarters two and three, but lower during our fiscal quarters one and four. However on balance, general economic conditions and the cyclical nature of the semiconductor industry have a greater impact on our business and financial results than seasonal trends.

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

The principal competitive factors in the programmable logic market include silicon and software product features, price, technical support, sales, marketing and distribution strength. The availability of competitive intellectual property cores is also critical. In addition to product features such as density, performance, power consumption, re-programmability, and reliability, competition occurs on the basis of price and market acceptance of specific products and technology. We intend to continue to address these competitive factors by continually introducing product enhancements and new products and by reducing the manufacturing cost of our products.

We compete with Altera Corporation and Xilinx, Inc. in the low end of the FPGA market. We also indirectly compete with other semiconductor companies that provide logic solutions that are not user programmable, or that offer products based on alternative solutions such as ASIC, ASSP, microcontroller, analog and DSP technologies. Although to date we have not experienced direct competition from companies located outside the United States, such companies may become a more significant competitive factor in the future. Competition may also increase if other larger semiconductor companies seek to expand into our market. Any such increases in competition could have a material adverse effect on our operating results.

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

Patents

We hold numerous domestic, European and Asian patents and have patent applications pending in the United States, Europe and Asia. Our current patents will expire at various times between 2013 and 2030. There can be no assurance that pending patent applications or other applications that may be filed will result in issued patents, or that any issued patents will survive challenges to their validity. Although we believe that our patents have value, there can be no assurance that our patents, or any additional patents that may be issued in the future, will provide meaningful protection from competition. We believe that our success will depend primarily upon the technical expertise, experience, creativity and the sales and marketing abilities of our personnel.

Patent and other proprietary rights infringement claims are common in our industry. There can be no assurance that, with respect to any claim made against us, that we would be able to successfully defend against the claim or that we could obtain a license that would allow us to use the proprietary rights on terms or under conditions that would not harm our business.

Licenses and Agreements

We have acquired various licenses from third parties to certain technologies that are implemented in IP cores or embedded in our products. Those licenses support our continuing ability to make and sell these products to our customers. While our various licenses are important to our success, we believe our business as a whole is not materially dependent on any particular license, or group of licenses.

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

SiliconBlue

In 2011, as part of the acquisition of SiliconBlue Technologies, we assumed a patent license agreement dated July 21, 2006, under which Kilopass Technology, Inc. granted to SiliconBlue and its successors a license to certain U.S. patents and related foreign patents. The license is an exclusive, fully paid, worldwide license but is limited to the use of the patented inventions in the field of stand-alone programmable logic devices.

Employees

At December 29, 2012, we had 739 full-time employees. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical and management personnel. No employee is subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers of the Company

The following individuals currently serve as our executive officers:

Name	Age	Position
Darin G. Billerbeck	53	President, Chief Executive Officer and Director
Joe Bedewi	53	Corporate Vice President and Chief Financial Officer
Byron W. Milstead	56	Corporate Vice President, General Counsel and Secretary

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

Joseph Bedewi joined the Company as Corporate Vice President and Chief Financial Officer on April 15, 2011. Mr. Bedewi served 17 years as Financial Controller for several groups, and held various other financial and operational management roles at Intel Corporation. His operations experience ranges from organizational development and optimization, strategic planning, business development and process improvement, to capacity and capital planning. After leaving Intel, Mr. Bedewi served as Chief Financial Officer at International DisplayWorks, Malibu Boats, LLC, and Solar Power, Inc.

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

We rely on independent foundries for the manufacture of all of our products and a manufacturing problem or insufficient foundry capacity could adversely affect our operations

We depend on independent foundries to supply silicon wafers for many of our products. These foundries include Fujitsu Semiconductor Limited ("Fujitsu") in Japan, which supplies the majority of our wafers. We negotiate wafer volumes, prices and other terms with our foundry partners and their respective affiliates on a periodic basis typically resulting in short-term agreements which do not ensure long-term supply or allocation commitments. We rely on our foundry partners to produce wafers with competitive performance attributes. Should the foundries that supply our wafers experience manufacturing problems, including unacceptable yields, delays in the realization of the requisite process technologies, or difficulties due to limitations of new and existing process technologies, our operating results could be adversely affected. Should the foundries not be able to manufacture sufficient quantities of our products or continue to manufacture a product for the full life of the product, our operating results could be adversely affected. In addition, weak economic conditions may adversely impact the financial health and viability of the foundries and cause them to limit or discontinue their business operations, resulting in their inability to meet their commitments to us and shortages of supply, which could adversely affect our financial condition and operating results.

A disruption of our foundry partners' operations as a result of a fire, earthquake, act of terrorism, political or labor unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event, or any other reason, could disrupt our wafer supply and could adversely affect our operating results.

If we fail to maintain our foundry relationships or are required to change foundries, we will incur significant costs and manufacturing delays. The success of certain of our next generation products is dependent upon our ability to successfully partner with Fujitsu and other foundry partners, including Seiko Epson Corporation in Japan, United Microelectronics Corporation in Taiwan, GLOBALFOUNDRIES in Singapore, and Taiwan Semiconductor Manufacturing Company Ltd. (TSMC) in South Korea. If for any reason our foundry partners do not provide their facilities and support for our development efforts, we may be unable to effectively develop new products in a timely manner.

Establishing, maintaining and managing multiple foundry relationships require the investment of management resources as well as additional costs. If we do not manage these relationships effectively, it could adversely affect our operating results. Should a change in foundry relationship be required, we may be unsuccessful in establishing new foundry relationships for our current or next generation products, or may incur substantial cost and or manufacturing delays until we form and ramp relationships and migrate products, each of which could adversely affect our operating results.

In order to secure new or additional wafer supply, we may from time to time consider various financial arrangements including equity investments, advance purchase payments, loans, or similar arrangements with independent wafer manufacturers in exchange for committed wafer capacity or other support. To the extent that we pursue any such additional financing arrangements, additional debt or equity financing may be required. There can be no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financing will decrease existing stockholders' equity percentage ownership resulting in dilution.

We depend on distributors, to generate a majority of our sales and complete order fulfillment.

We depend on our distributors to sell our products to end customers, complete order fulfillment and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. Resale of product through distributors accounted for 55% of our revenue in 2012, with two distributors accounting for 47% of our revenue in 2012. We expect our distributors to generate a significant portion of our revenue in the future. Any adverse change to our relationship with our distributors or a failure by one or more of our distributors to perform its obligations to us could have a material impact on our business. In addition, a significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.
The financial health of our distributors is important to our success. Economic conditions may adversely impact the financial health of one or more of our distributors. This could result in the inability of distributors to finance the purchase of our products or cause the distributors to delay payment of their obligation to us and increase our credit risk. If the financial health of our distributors impairs their performance and we are unable to secure alternate distributors, our financial condition and results of operations may be negatively impacted.
In addition, our distribution channels recently have experienced consolidation due to merger and acquisition activity. Consolidation may result in our distributors allocating fewer resources to the distribution and sale of our products, which could adversely affect our financial results.
We depend on the timeliness and accuracy of resale reports from our distributors; late or inaccurate resale reports could have a detrimental effect on our ability to properly recognize revenue and our ability to predict future sales.

A continued downturn in the Communications end market could cause a further reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

Historically, the largest percentage of our revenue has been derived from customers participating in the Communications end market. In addition, sales to two large China-based telecommunication equipment providers accounted for 14% of our revenue in 2012. This is primarily due to strength in the wireless portion of the Communications end market. In the past, including in our most recent fiscal periods, a general weakening in demand for programmable logic products from customers in the Communications end market has adversely affected our revenue. In addition, telecommunication equipment providers are building network infrastructure for which we compete for product sales. Any deterioration in the Communications end market or our end customers' reduction in spending to support this end market could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations.
General economic conditions and deterioration in the global business environment could have a material adverse effect on our business, operating results and financial condition.

Adverse economic conditions may negatively affect customer demand for our products and services and result in postponed or decreased spending amid concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. Recent events have shown that the financial conditions of sovereign nations, particularly in Europe, are of continuing concern as the sovereign debt crisis remains unresolved. These weak global economic conditions resulted in reduced end customer demand and had a negative impact on our results of operations during fiscal 2012. If weak economic conditions persist or worsen, our business could be harmed due to customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, require additional restructuring actions, and ultimately decrease our net revenues and profitability. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

The semiconductor industry routinely experiences cyclical market patterns and a significant industry downturn could adversely affect our operating results.

Our revenue and gross margin can fluctuate significantly due to downturns in the semiconductor industry. These downturns can be severe and prolonged and can result in price erosion and weaker demand for our products. Weaker demand for our products resulting from general economic conditions affecting the end markets we serve or the semiconductor industry specifically and reduced spending by our customers can result, and in the past has resulted, in excess and obsolete inventories and corresponding inventory write-downs. The dynamics of the markets in which we operate make prediction of and timely reaction to such events difficult. Due to these and other factors, our past results are not reliable predictors of our future results.

The Consumer end market is cyclical, and our failure to accurately predict the frequency, duration, timing and severity of these cycles could adversely affect our financial condition and results.

Revenue from the Consumer end market accounted for 15% of our revenue in fiscal 2012 and has increased as a percentage of our revenues over the past several years. Revenue from the Consumer end market consists primarily of revenue from our products designed and used in a broad range of products including smart handheld devices, flat panel displays, digital cameras and camcorders, gaming consoles, and set-top boxes. This market is characterized by rapidly changing requirements and products. Our success in this market will depend principally on our ability to:

•	meet the market windows for consumer products;

•	predict technology and market trends;

•	develop products on a timely basis; and

•	avoid cancellations or delay of products.

Our inability to accomplish any of the foregoing could materially and adversely affect our business, financial condition, and results of operations. In addition, because of rapid changes in this market, which may affect demand for our products, the revenue derived from sales in this market may vary significantly over time adversely affecting our financial results.

Our success depends on our ability to develop and introduce new products and failure to do so could have a material adverse effect on our financial condition and results of operations.

The programmable logic market is characterized by rapid technology and product evolution on advanced technologies. Our competitive position and success depends on our ability to develop and introduce new products that compete effectively on the basis of price, density, functionality, power consumption and performance addressing the needs of the markets we serve. These new products typically are more technologically complex than their predecessors.
The success of new product introductions depends upon numerous factors, including:

•	timely completion and introduction of new product designs;

•	ability to generate new design opportunities and design wins;

•	availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;

•	ability to utilize advanced manufacturing process technologies;

•	achieving acceptable yields;

•	ability to obtain adequate production capacity from our wafer foundries and assembly and test subcontractors;

•	ability to obtain advanced packaging;

•	availability of supporting software design tools;

•	utilization of predefined IP logic;

•	customer acceptance of advanced features in our new products; and

•	market acceptance of our customers' products.

Our product development efforts may not be successful, our new products may not achieve industry acceptance and we may not achieve the necessary volume of production that would lead to acceptable cost reductions. Revenues relating to our mature products are expected to decline in the future, which is normal for our product life cycles. As a result, we may be increasingly dependent on revenues derived from design wins for our newer products as well as anticipated cost reductions in the manufacture of our current products. We rely on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining acceptable margins. To the extent such cost reductions and new product introductions do not occur in a timely manner, or that our products do not achieve market acceptance at prices with higher margins, our financial condition and results of operations could be materially adversely affected.
Foreign sales account for the majority of our revenue and we have significant international operations exposing us to various economic, regulatory, political, and business risks which could have a material adverse effect on our operations, financial condition, and results of operations.

 We derive the majority of our revenue from sales outside of the United States. Accordingly, if we experience a decline in foreign sales, our operating results could be adversely affected. Our foreign sales are subject to numerous risks, including:

•	changes in local economic conditions;

•	currency exchange rate volatility;

•	governmental stimulus packages, controls and trade restrictions;

•	export license requirements, foreign trade compliance matters, and restrictions on the use of technology;

•	political instability, war, terrorism or pandemic disease;

•	changes in tax rates, tariffs or freight rates;

•	reduced protection for intellectual property rights;

•	longer receivable collection periods;

•	natural or man-made disasters in the countries where we sell our products;

•	interruptions in transportation;

•	interruptions in the global communication infrastructure; and

•	labor regulations.

Any of these factors could adversely affect our financial condition and results of operations in the future.
We have significant international operations, including foreign sales offices to support our international customers and distributors, an operational center in the Philippines, and research and development sites in China, India and the Philippines. Since our restructuring, our international operations have grown as we relocated certain operational, design, and administrative functions outside the United States. In addition, we purchase our wafers from foreign foundries, have our commercial products assembled, packaged and tested by subcontractors located outside the United States, and rely upon an international service provider for inventory management, order fulfillment, and direct sales logistics.
These and other integral business activities outside of the United States are subject to the risks and uncertainties associated with conducting business in foreign economic and regulatory environments including trade barriers, economic sanctions, environmental regulations, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, anti-corruption laws, domestic and foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods, disruptions or delays in production or shipments, and instability or fluctuations in exchange rates, any of which could have a material adverse effect on our business, financial condition and/or operating results.
Moreover, our financial condition and results of operations could be affected in the event of political instability, terrorist activity, U.S. or other military actions, or economic crises in countries where our main wafer suppliers, end customers, contract manufacturers, and logistics providers are located.
Our legal organizational structure could result in unanticipated unfavorable tax or other consequences which could have an adverse effect on our financial condition and results of operations. In 2011 and 2012, we implemented a global tax structure to more effectively align our corporate structure business operations including responsibility for sales and purchasing activities. We created new and realigned existing legal entities, completed intercompany sales of rights to intellectual property, inventory and fixed assets across different tax jurisdictions, and implemented cost-sharing and intellectual property licensing and royalty agreements between our legal entities. We currently operate legal entities in countries where we conduct supply-chain management, design, and sales operations around the world. In some countries, we maintain multiple entities for tax or other purposes. Changes in tax laws, regulations, future jurisdictional profitability of the Company and its subsidiaries, and related regulatory interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, which could adversely affect our results of operations.

We are subject to taxation in Singapore, the United States and other countries. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws. We compute our effective tax rate using actual jurisdictional profits and losses. Changes in the jurisdictional mix of profits and losses may cause fluctuations in the effective tax rate. Adverse changes in tax rates, our tax assets, and tax liabilities could negatively affect our results in the future.
We cannot give any assurance as to what taxes we pay or the ability to estimate our future effective tax rate because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. The U.S. government has proposed tax policy changes with respect to the taxation of non-U.S. operations. As a result, our actual effective tax rate or taxes paid may vary materially from our expectations. Changes in tax laws, regulations and related interpretations in the countries in which we operate may have an adverse effect on our business, financial condition or operating results.
A number of factors, including our inventory strategy, can impact our gross margins.

A number of factors, including yield, wafer pricing, cost of packaging raw materials, product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or market segment pricing strategies can cause our gross margins to fluctuate. In addition, forecasting our gross margins is difficult because a significant portion of our business is based on turns within the same quarter.
Our current inventory levels are higher than historical norms due to our decisions to reduce direct material cost and enable timely responsiveness to surges in demand. In the event demand does not materialize, we may be subject to incremental excess and obsolescence costs. In addition, future product cost reductions could impact our inventory valuation, which could adversely affect our operating results.

We are dependent on independent contractors for most of our assembly, test, and logistics services, and disruption of these services could negatively impact our financial condition and results of operations.

We are dependent on subcontractors to assemble, test and ship our products with acceptable quality and yield levels. Certain problems could delay shipments and have a material adverse effect on our ability to meet customer demands, including: prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely delivery; disruption in assembly, test or shipping services; delays in stabilizing manufacturing processes and ramping up volume for new products; transitions to new service providers; or any other circumstances that would require us to seek alternative sources of supply. Economic conditions may adversely impact the financial health and viability of our subcontractors and result in their inability to meet their commitments to us. These factors could result in product shortages, quality assurance problems, reduced revenue and/or increased costs which could negatively impact our financial condition and results of operations.
In the past, we have experienced delays in obtaining assembled and tested products and in securing assembly and test capacity commitments from our suppliers. We currently anticipate that our assembly and test capacity commitments are adequate; however, these existing commitments may not be sufficient for us to satisfy customer demand in future periods. We negotiate assembly and test prices and capacity commitments from our contractors on a periodic basis. If any of our assembly or test contractors reduced their capacity commitment or increased their prices, and we cannot find alternative sources, our operating results could be adversely affected.
Increased costs of wafers and materials, or shortages in wafers and materials could adversely impact our gross margins and lead to reduced revenues.

If greater demand for wafers is not offset by increased foundry capacity, if market demand for wafers or production and assembly materials increases, or if a supplier of our wafers or assembly materials ceases or suspends operations or otherwise experiences a disruption to its operations, our supply of wafers and other materials could become constrained. Worldwide manufacturing capacity for silicon wafers is relatively limited and inelastic. Wafer shortages could result in wafer price increases or shortages in materials at production and test facilities, which could decrease our ability to meet customer product demands in a timely manner.
If any of our current or future foundry partners or assembly and test subcontractors significantly increases the costs of wafers or other materials or interrupts or reduces our supply, including for reasons outside of their control, or if any of our relationships with our partner suppliers is terminated, our operating results could be adversely affected.
Our future revenue is dependent on customer and market acceptance of our programmable logic solutions.

We operate in a dynamic environment marked by rapid product obsolescence. The programmable logic market is characterized by rapid technology and product evolution followed by a relatively longer ramp process to volume production. Our success depends on our ability to develop and introduce new products that compete effectively on the basis of price and performance and which address the markets we serve.

Customer design-in activity, and therefore future revenue growth is dependent on market acceptance of our new products and the continued market acceptance of our current products. We face uncertainties relating to the potential impact of customer design-in activity because we cannot easily predict whether any particular customer design-in will ultimately result in sales of significant volume. After we obtain a specific customer design-in, many factors can impact the timing and volume of sales which are ultimately realized. Changes in the competitive position of our technology, our customers' product competitiveness or product strategy, the financial condition of the customer, and other factors can impact the timing and volume of sales ultimately realized from any specific customer design-in. If our new products do not achieve market acceptance, or our current products do not maintain market acceptance, we may not be able to manage production levels or accurately forecast the future revenue and operating results may be adversely affected.

Product quality problems could lead to reduced revenue, gross margins and net income.

We generally warrant our products for varying lengths of time against non-conformance to our specifications and certain other defects. Because our products, including hardware, software and intellectual property cores, are highly complex and increasingly incorporate advanced technology, our quality assurance programs may not detect all defects, whether manufacturing defects in individual products or systematic defects that could affect numerous shipments. Inability to detect a defect could result in a diversion of our engineering resources from product development efforts, increased engineering expenses to remediate the defect and increased costs due to inventory impairment charges. On occasion we have also repaired or replaced certain components or made software fixes or refunded the purchase price or license fee paid by our customers due to product or software defects. If there are significant product defects, the costs to remediate such defects, net of reimbursed amounts from our vendors, if any, or to resolve warranty claims may adversely affect our revenue, gross margins and net income.
The nature of our business makes our revenue and gross margin subject to fluctuation and difficult to predict which could have an adverse impact on our business.

In addition to the challenging market conditions we may face, we have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customers' products and those products achieving market acceptance. Due to the complexity of our customers' designs, the design to volume production process for our customers requires a substantial amount of time, frequently longer than a year. In addition, we are dependent upon "turns," orders received and turned for shipment in the same quarter. These factors make it difficult for us to forecast future sales and project quarterly revenues. The difficulty in forecasting future sales impairs our ability to project our inventory requirements, which could result, and in the past has resulted, in inventory write-downs or failure to timely meet customer product demands in a timely manner. The difficulty in forecasting revenues as well as the relative customer and product mix of those revenues impedes our ability to provide forward-looking revenue and gross margin guidance.
Reductions in the average selling prices of our products could have a negative impact on our gross margins.

The average selling prices of our products generally decline as the products mature or may decline as we compete for market share or customer acceptance in competitive markets. We seek to offset the decrease in selling prices through yield improvement, manufacturing cost reductions and increased unit sales. We also seek to continue to develop higher value products or product features that increase, or slow the decline of, the average selling price of our products. However, we cannot guarantee that our ongoing efforts will be successful or that they will keep pace with the decline in selling prices of our products, which could ultimately lead to a decline in revenues and have a negative effect on our gross margins.

 If we are unable to adequately protect our intellectual property rights, our financial results and our ability to compete effectively may suffer.

Our success depends in part on our proprietary technology and we rely upon patent, copyright, trade secret, mask work and trademark laws to protect our intellectual property. We intend to continue to protect our proprietary technology, however, we may be unsuccessful in asserting our intellectual property rights or such rights may be invalidated, violated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted against us patent, copyright and other intellectual property rights to technologies that are important to us. Third parties may attempt to misappropriate our intellectual property through electronic or other means or assert infringement claims against us in the future. Such assertions by third parties may result in costly litigation, indemnity claims or other legal actions, and we may not prevail in such matters or be able to license any valid and infringed patents from third parties on commercially reasonable terms. This could result in the loss of our ability to import and sell our products or require us to pay costly royalties to third parties in connection with sales of our products. Any infringement claim, indemnification claim, or impairment or loss of use of our intellectual property could materially adversely affect our financial condition and results of operations.

Litigation and unfavorable results of legal proceedings could adversely affect our financial condition and operating results.

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims are not yet resolved, including those that are discussed under Item 3. "Legal Proceedings," included in Part I of this Form 10-K, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, we may be faced with significant monetary damages or injunctive relief against us that could materially and adversely affect our financial condition and operating results and certain portions of our business.

If we are not able to successfully compete in the highly competitive semiconductor industry, our financial results and future prospects will be adversely affected.

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

We depend upon a third party to provide inventory management, order fulfillment, and direct sales logistics and disruption of these services could adversely impact our business and results of operations.

We rely on a third party vendor to provide cost-effective and efficient supply chain services. Among other activities, these outsourced services relate to direct sales logistics, including order fulfillment, inventory management and warehousing, and distribution of inventory to third party distributors. If our third party supply chain partner were to discontinue services for us or its operations are disrupted as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event, or any other reason, our ability to fulfill direct sales orders and distribute inventory timely, cost effectively, or at all, would be hindered, which could adversely affect our business.

We rely on independent software and hardware developers and disruption of these services could negatively affect our operations and financial results.

We rely on independent software and hardware developers for the design, development, supply and support of intellectual property cores, design and development software, and certain elements of evaluation boards. As a result, failure or significant delay to complete software or deliver hardware in accordance with our plans and agreements could disrupt the release of or introduction of new or existing products, which might be detrimental to the capability of our new products to win designs. Any of these delays or inability to complete the design or development could have an adverse effect on our business, financial condition, or operating results.

We rely on information technology systems, and failure of these systems to function properly or our failure to control unauthorized access to our systems may cause business disruptions.

We rely in part on various information technology ("IT") systems to manage our operations, including financial reporting, and we regularly make changes to improve them as necessary. Consequently, we periodically implement new, or upgrade or enhance existing, operational and IT systems, procedures and controls. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties in managing them could result in excessive cost or business disruption. We may also be subject to unauthorized access to our IT systems through a security breach or attack. In the past third parties have attempted to penetrate and or infect our network and systems with malicious software in an effort to gain access to our network and systems. We seek to prevent, detect and investigate any security incidents and prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. Our business could be significantly harmed and we could be subject to third party claims in the event of such a security breach.

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

We may experience a disruption of our business activities related to the execution of our restructuring plans.

 On October 12, 2012, the Board of Directors of the Company adopted a 2012 restructuring plan. In connection with this restructuring plan, the Company reduced and eliminated certain sites. The 2012 restructuring plan is expected to be substantially completed in the first quarter of 2013.

Our restructuring will result in fewer employees and relocation of some of our workforce, among other things. This could cause a disruption in our operations, inhibit our ability to attract and retain key personnel, and delay the introduction and customer acceptance of our new products. If this occurs, or we are unable to realize the benefits of this or future restructuring plans, our results may be adversely affected.

We compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel would harm us.

We depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain such personnel and attract and retain other highly qualified personnel, particularly product engineers. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel. From time to time we have effected restructuring which eliminate a number of positions. Even if such personnel are not directly affected by the restructuring effort, such terminations can have a negative impact on morale and our ability to attract and hire new qualified personnel in the future. If we lose existing qualified personnel or are unable to hire new qualified personnel, as needed, our business, financial condition and results of operations could be seriously harmed.

Acquisitions and strategic investments present risks, and we may not realize the goals that were contemplated at the time of a transaction.

We have recently acquired technology companies whose products complement our products, and in the past we have made a number of strategic investments in other technology companies whom we believe complement and improve our operational capabilities. We may make similar acquisitions and strategic investments in the future. Acquisitions and strategic investments present risks, including:

•	our ongoing business may be disrupted and our management's attention may be diverted by investment, acquisition, transition or integration activities;

•	an acquisition or strategic investment may not further our business strategy as we expected, and we may not integrate an acquired company or technology as successfully as we expected;

•
our operating results or financial condition may be adversely impacted by unexpected costs, claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition;

•	we may have difficulty incorporating acquired technologies or products with our existing product lines;

•	we may have higher than anticipated costs in continuing support and development of acquired products, in general and administrative functions that support such products;

•	we may have difficulty integrating and retaining key personnel;

•	our liquidity and/or capital structure may be adversely impacted;

•	our strategic investments may not perform as expected; and

•	we may experience unexpected changes in how we are required to account for our acquisitions and strategic investments pursuant to U.S. GAAP.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions or strategic investments.

We cannot guarantee that we will be able to consummate any future acquisitions or that we will realize any anticipated benefits from any of our past or future acquisitions. We may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. A sustained decline in the price of our common stock may make it more difficult and expensive to initiate or consummate additional acquisitions on commercially acceptable terms.
As a result of past acquisitions, as of December 29, 2012, we had $44.8 million in goodwill on our balance sheet. We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. We completed our annual test of goodwill impairment in the fourth quarter of 2012 and concluded that we did not have any impairment at that time. There is no assurance that future impairment tests will indicate that goodwill will be deemed recoverable.

The conflict minerals provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act could result in additional costs and liabilities.

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires the SEC to establish new disclosure and reporting requirements for those companies who use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties.  When these new requirements are implemented, they could affect the sourcing and availability of minerals used in the manufacture of our semiconductor products.  There will also be costs associated with complying with the disclosure requirements, including for due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of any required remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters consists of land and 189,000 square feet of buildings we own in Hillsboro, Oregon. In Shanghai, China, we own an 18,869 square foot research and development facility and lease an additional 6,481 square foot research and development facility. We currently lease a 66,350 square foot research and development facility in San Jose, California through December 2013. In January 2013, we entered into a lease of a 98,874 square foot research and development facility in San Jose, California and intend to commence operations at that facility during the second quarter of fiscal 2013. In Manila, Philippines, we lease a 17,114 square foot research and development facility through December 2016, an 8,648 square foot facility through May 2017 and a 2,933 square foot facility through April 2017. In addition, we lease a 4,200 square foot facility in Singapore through February 2013, primarily to support supply chain activities. We lease a 5,296 square foot research and development facility in Bangalore, India through September 2013. We also lease office facilities in multiple metropolitan locations for our domestic and international sales staff. We believe that our existing facilities are suitable and adequate for our current and foreseeable future needs.

Additionally, we lease a 793 square foot research and development facility in Illinois through August 2015, and an 18,114 square foot research and development facility in Pennsylvania through September 2014. As part of our 2012 restructuring plan, we ceased our operations in these locations (see discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

Item 3. Legal Proceedings.

On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (“John”) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, John seeks an injunction, unspecified damages, and attorneys' fees and expenses. The Company filed a request for re-examination of the patent by the United States Patent and Trademark Office (“PTO”), which was granted by the PTO. The litigation was stayed pending the results of the re-examination. After the re-examination concluded, the stay was lifted on January 1, 2012, and the lawsuit was transferred by consent of the parties to the Northern District of California. The Company also filed a request for a second re-examination of the patent, which was granted and is still pending. Discovery is on-going. Trial is scheduled for September 22, 2014. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to us. The Company believes it possesses defenses to these claims and intends to vigorously defend this litigation.

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a patent infringement lawsuit against the Company, Altera Corporation and Microsemi Corporation in the U.S. District Court for the District of Delaware, seeking unspecified damages. The complaint alleged, inter alia, that certain programmable logic devices manufactured by the Company infringe certain United States patents assigned to Intellectual Ventures. In February 2013, the Company entered into a License Agreement with Intellectual Ventures granting the Company a license to a portfolio of patents held by Intellectual Ventures, including those forming the basis for the patent infringement lawsuit, for the field programmable gate array device field of use. As a result of this License Agreement, the Company and Intellectual Ventures have settled this matter and Intellectual Ventures has agreed to dismiss the action against us. The resolution of this matter did not have a material adverse effect on our financial position, results of operation or cash flows.

We are also exposed to certain other asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity or our financial results. Periodically, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we then accrue a liability for the estimated loss based on the provisions of Financial Accounting Standards Board Accounting Standards Codification 450, “Contingencies” (“ASC 450”). Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise estimates. Presently, no accrual has been estimated under ASC 450 for potential losses that may or may not arise from the current lawsuits in which we are involved.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters & Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “LSCC.” The following table sets forth the low and high intraday sale prices for our common stock for the last two fiscal years, as reported by NASDAQ.

	Low	High
2012:
First Quarter	$5.92	$7.12
Second Quarter	3.49	6.60
Third Quarter	3.17	4.53
Fourth Quarter	3.46	4.38
2011:
First Quarter	$5.51	$7.38
Second Quarter	5.76	7.19
Third Quarter	4.70	6.79
Fourth Quarter	4.84	7.18

Holders

As of March 6, 2013, we had approximately 334 stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. We intend to retain earnings to finance the growth of our business. We have never paid cash dividends.

Recent Sales of Unregistered Securities (most recent quarter only)

None.

Issuer Purchases of Equity Securities (most recent quarter only)

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
September 30, 2012 through October 27, 2012	438,000	$3.68	438,000	$6,018,604
October 28, 2012 through November 24, 2012	366,000	$3.89	366,000	$4,587,973
November 25, 2012 through December 29, 2012	537,300	$3.96	537,300	$2,452,221
	1,341,300	$3.85	1,341,300

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. During the fourth quarter of fiscal 2012, approximately 1.3 million shares were repurchased for $5.2 million. During fiscal 2012, approximately 4.1 million shares were repurchased at $17.5 million. At December 29, 2012, we have approximately $2.5 million remaining under the approved program. All shares repurchased under this program were retired by December 29, 2012. All repurchases have been and will be open market transactions and funded from available working capital. The program ended by its terms in February 2013.

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

Comparison of Total Cumulative Stockholder Return

The following graph shows the five-year comparison of cumulative stockholder return on our common stock, the Standard and Poor's (“S&P”) 500 Index and the Philadelphia Semiconductor Index (“PHLX”) from December 2007 through December 2012. Cumulative stockholder return assumes $100 invested at the beginning of the period in our common stock, the S&P and PHLX. Historical stock price performance is not necessarily indicative of future stock price performance.

Lattice Cumulative Stockholder Return

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Lattice Semiconductor Corporation, the S&P 500 Index, and the PHLX Semiconductor Index

$250
$200
$150
$100
$50
$0
12/07
12/08
12/09
12/10
12/11
12/12
Lattice Semiconductor Corporation
S&P 500
PHLX Semiconductor

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6. Selected Financial Data.

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$279,256	$318,366	$297,768	$194,420	$222,262
Costs and expenses:
Cost of products sold	128,499	129,769	117,943	90,077	102,831
Research and development	77,610	71,855	60,326	56,133	68,610
Selling, general and administrative	72,317	68,838	64,359	52,545	58,680
Acquisition related and Amortization of intangible assets	4,178	536	—	228	5,587
Restructuring charges	6,018	6,079	11	3,689	6,789
	288,622	277,077	242,639	202,672	242,497
(Loss) income from operations	(9,366)	41,289	55,129	(8,252)	(20,235)
Other income (expense), net	505	1,434	2,474	1,812	(17,791)
(Loss) income before income taxes	(8,861)	42,723	57,603	(6,440)	(38,026)
(Provision) benefit for income taxes	(20,745)	35,509	(531)	(517)	(180)
Net (loss) income	$(29,606)	$78,232	$57,072	$(6,957)	$(38,206)
Basic net (loss) income per share	$(0.25)	$0.66	$0.49	$(0.06)	$(0.33)
Diluted net (loss) income per share	$(0.25)	$0.65	$0.48	$(0.06)	$(0.33)
Shares used in per share calculations:
Basic	117,194	117,875	116,726	115,384	115,291
Diluted	117,194	121,139	120,143	115,384	115,291

	At
	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and Short-term marketable securities	$183,401	$210,134	$238,220	$164,540	$65,909
Total assets	$428,759	$467,924	$377,687	$296,557	$291,936
Total liabilities	$71,209	$74,363	$58,965	$43,197	$36,997
Stockholders' equity	$357,550	$393,561	$318,722	$253,360	$254,939

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lattice Semiconductor Corporation (“Lattice,” the “Company,” "we," "us," or "our") designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by end customers as specific logic circuits, enabling shorter design cycle times and reduced development costs. Our end customers are primarily original equipment manufacturers (“OEMs”) in the communications, industrial and other, consumer and computing end markets. Within the programmable logic market there are two groups of products - programmable logic devices (“PLD”) and field programmable gate arrays (“FPGA”) - each representing a distinct silicon architectural approach. Products based on the two alternative programmable logic architectures are generally optimal for different types of logic functions, although many logic functions can be implemented using either architecture. We believe that a substantial portion of programmable logic customers utilize both PLD and FPGA architectures.

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

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, auction rate securities, goodwill (including the assessment of reporting unit), intangible assets, long-lived assets, current and deferred income taxes, accrued liabilities (including restructuring charges and bonus arrangements), deferred income and allowances on sales to sell-through distributors, disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Revenue Recognition and Deferred Income. We sell our products directly to end customers or through a network of independent manufacturers' representatives and indirectly through a network of independent sell-in and sell-through distributors. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold, as well as the quantities of our products they still have in stock.

Revenue from sales to original equipment manufacturers (“OEMs”) or sell-in distributors is recognized upon shipment. Revenue from sales by our sell-through distributors is recognized at the time of reported resale. Under both types of revenue recognition, persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no remaining customer acceptance requirements and no remaining significant performance obligations.

Orders from our sell-through distributors are initially recorded at published list prices; however, for a majority of our sales, the final selling price is determined at the time of resale and in accordance with a distributor price agreement. In certain circumstances, we allow sell-through distributors to return unsold products. At times, we protect our sell-through distributors against reductions in published list prices. For these reasons, we do not recognize revenue until products are resold by sell-through distributors to an end customer.

For sell-through distributors, at the time of shipment to distributors, we (a) record Accounts receivable, net at published list price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (b) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (c) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to sell-through distributors in the liability section of our consolidated balance sheets. The final price is set at the time of resale and is determined in accordance with a distributor price agreement. Revenue and cost of products sold to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net (loss) income.

We must use estimates and apply judgment to reconcile sell-through distributors' reported inventories to their activities. Errors in our estimates or judgments could result in inaccurate reporting of our Revenue, Cost of products sold, Deferred income and allowances on sales to sell-through distributors, and Net (loss) income.

Revenue from software licensing was not material for the periods presented.

Fair Value of Financial Instruments. We invest in various financial instruments including corporate and government bonds, notes, commercial paper and auction rate securities. We value these instruments at their fair value and monitor our portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, we record an impairment charge and establish a new carrying value. We assess other-than-temporary impairment of marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 820, “Fair Value Measurements and Disclosures.” The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our auction rate securities are classified as Level 3 instruments. Management uses a combination of the market and income approach to derive the fair value of auction rate securities, which include third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity. Our Level 3 instruments are classified as Long-term marketable securities on our Condensed Consolidated Balance Sheets and are entirely made up of auction rate securities that consist of student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program ("FFELP"). Fair value measurement may be sensitive to various unobservable inputs such as the ability of students to repay their loans, or change in the provision of government guarantees policy toward guaranteeing loan repayment. If students are unable to pay back their loans or the government changes its policy, our investments may be further impaired.

Inventory. Inventories are recorded at the lower of actual cost (approximated by standard cost) determined on a first-in-first-out basis or market. We establish provisions for inventory if it is obsolete or we hold quantities which are in excess of projected customer demand. The creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of sales.

Asset Impairments. Long-lived assets, including amortizable intangible assets, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We monitor the carrying value of our long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset group; (ii) actual third-party valuations; and/or (iii) information available regarding the current market for similar asset groups. If the fair value of the asset group is determined to be less than the carrying amount of the asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in our Consolidated Statement of Operations and Comprehensive (Loss) Income. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired. No impairment charges were recorded for the fiscal year ended 2012.

Valuation of Goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. We review goodwill for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating whether goodwill is impaired, the Company makes a qualitative assessment to determine if it is more likely than not that its fair value is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must measure the impairment loss. The impairment loss, if any, is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, no further impairment analysis is needed. For purposes of testing goodwill for impairment, the Company operates as a single reporting unit. No goodwill impairment charges were recorded for the fiscal year ended 2012.

Restructuring Charges. Expenses associated with exit or disposal activities are recognized when incurred under ASC 420, “Exit or Disposal Cost Obligations.” However, because we have a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits.” When leased facilities are vacated, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of estimated sublease income, is recorded as a part of restructuring charges.

Accounting for Income Taxes. Our provision for income tax is comprised of our current tax liability and changes in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more-likely-than-not to be recoverable against future taxable income. At December 29, 2012, U.S. income taxes were not provided on approximately $2.0 million of the undistributed earnings of our Chinese subsidiary. We intend to reinvest these earnings indefinitely. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes.

Our income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. The Company’s tax filings, however, are subject to audit by the relevant tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

In assessing the realizability of deferred tax assets, we evaluate both positive and negative evidence that may exist and consider whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Any adjustment to the net deferred tax asset valuation allowance is recorded in the Consolidated Statements of Operations and Comprehensive (Loss) Income in the period that the adjustment is determined to be required.

Stock-Based Compensation. We use the Black-Scholes option pricing model to estimate the fair value of substantially all share-based awards consistent with the provisions of ASC 718, “Compensation - Stock Compensation.” Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected term, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected term most significantly affect the grant date fair value.

Restricted stock unit grants are part of the Company's equity compensation practices for employees who receive equity grants. The restricted stock units granted to employees generally vest quarterly over a four-year period beginning on the grant date.

Results of operations

Key elements of our Consolidated Statements of Operations and Comprehensive (Loss) Income were as follows (dollars in thousands):

	Year Ended
	December 29, 2012		December 31, 2011		January 1, 2011
Revenue	$279,256	100.0%	$318,366	100.0%	$297,768	100.0%

Gross margin	150,757	54.0	188,597	59.2	179,825	60.4
Research and development	77,610	27.8	71,855	22.6	60,326	20.3
Selling, general and administrative	72,317	25.9	68,838	21.6	64,359	21.6
Acquisition related charges	4,178	1.5	536	0.2	—	—
Restructuring charges	6,018	2.2	6,079	1.9	11	—
(Loss) income from operations	$(9,366)	(3.4)%	$41,289	13.0%	$55,129	18.5%

Revenue

	Year Ended			% Change in
	December 29, 2012	December 31, 2011	January 1, 2011	2012	2011
Revenue	$279,256	$318,366	$297,768	(12)	7

Revenue declined $39 million or 12% in fiscal 2012 compared to fiscal 2011 principally due to macroeconomic weakness affecting the Communications and Computing end markets and declines in our military business which is a component of our Industrial and other end market. These declines were partially offset by strength in our New products, principally in the Consumer end market led by incremental revenue generated by our iCE 40 product line.

Revenue increased $21 million or 7% in fiscal 2011 compared to fiscal 2010 due primarily to strength in our New products, principally in the Consumer end market and a relatively high volume of late product life-cycle buys on Mainstream and Mature products in the Industrial and other end market.

Revenue by Product Line

The composition of our revenue by product line for fiscal years 2012, 2011 and 2010 was as follows (dollars in thousands):

	Year Ended						% Change in
	December 29, 2012		December 31, 2011		January 1, 2011		2012	2011
PLD	$184,044	66%	$211,036	66%	$200,679	67%	(13)	5
FPGA	95,212	34	107,330	34	97,089	33	(11)	11
Total revenue	$279,256	100%	$318,366	100%	$297,768	100%	(12)	7

PLD and FPGA revenue for fiscal 2012 declined approximately 13% and 11%, respectively, when compared to fiscal 2011. For PLD products, strong growth in New product volume driven by product acceptance in the Consumer end market, offset more than 40% of the revenue decline experienced by certain Mainstream and Mature products primarily resulting from a decline in the accelerated sales of certain late life-cycle products, declines in our military business and macroeconomic weakness reducing infrastructure investments in the Communications end market. For FPGA products, the strong growth in New product volume, driven by customers migrating from our Mainstream and Mature products, offset more than one-half of the volume declines experienced by certain of our older Mainstream and Mature products, which were affected by both declines in our military business and the migration to New products.

PLD and FPGA revenue for fiscal 2011 increased approximately 5% and 11%, respectively, when compared to fiscal 2010. In fiscal 2011, PLD product volume increased due largely to late product life-cycle buys on several low density Mature products. In addition, PLD product volume also increased for certain New products in both the Consumer and Communications end markets. FPGA products in fiscal 2011 experienced significant volume increases due largely to Communications end market customers migrating to newer technology and late product life-cycle buys on Mature products, principally in our military business, which is part of our Industrial and other end market.

Revenue by End Market

The following end market data is derived from data that is provided to us by our distributors and end customers. With a diverse base of customers who in some cases manufacture end products spanning multiple end markets, the assignment of revenue to a specific end market requires the use of estimates and judgment. Therefore, actual results may differ from those reported.

The composition of our revenue by end market for fiscal years 2012, 2011 and 2010 was as follows (dollars in thousands):

	Year Ended						% Change in
	December 29, 2012		December 31, 2011		January 1, 2011		2012	2011
Communications	$127,713	46%	$141,283	44%	$146,607	49%	(10)	(4)
Industrial and other	76,491	27	$97,519	31	75,667	25	(22)	29
Consumer	41,490	15	36,858	12	32,525	11	13	13
Computing	33,562	12	42,706	13	42,969	15	(21)	(1)
Total revenue	$279,256	100%	$318,366	100%	$297,768	100%	(12)	7

The Communications market continues to represent our largest end market. Our revenue in this market is largely dependent on a small number of large telecommunications equipment providers; however no individual end customer exceeded 10% of total revenue in 2012, 2011, or 2010. For fiscal 2012, the Communications market revenue declined 10% when compared to fiscal 2011 and declined 4% when comparing fiscal 2011 to fiscal 2010. These declines were driven primarily by macroeconomic weakness which impacted infrastructure investments in the Communications market in the second half of fiscal 2011 and throughout fiscal 2012.

For fiscal 2012, the Industrial and other market experienced a revenue decline of 22% when compared to fiscal 2011. This decline was primarily due to volume declines in our military business. For fiscal 2011, revenue increased 29% when compared to fiscal 2010. This increase is driven by a relatively high volume of late product life-cycle buys on certain of our Mainstream and Mature products.

Consumer market revenue increased 13% in both fiscal 2012 and fiscal 2011 when compared to the respective previous years. Consumer market revenue increased in fiscal 2012 due in large part to our iCE 40 product, which bolstered our Consumer market product offerings. For 2011, the Consumer market revenue increases were driven primarily by volume increase resulting from continued proliferation of more consumer products and a concentrated focus by the Company to penetrate this market.

For fiscal 2012, revenue for the Computing end market declined 21% when compared to fiscal 2011. Similar to the Communications market, this decline due to reduced volume driven primarily by macroeconomic factors. For fiscal 2011, Computing revenue declined 1% when compared to fiscal 2010.

Revenue by Product Classification

The composition of our revenue by product classification for fiscal years 2012, 2011 and 2010 was as follows (dollars in thousands):

	Year Ended						% Change in
	December 29, 2012		December 31, 2011		January 1, 2011		2012	2011
New *	$62,304	22%	$34,668	11%	$18,785	6%	80	85
Mainstream *	154,733	56	187,560	59	188,732	64	(18)	(1)
Mature *	62,219	22	96,138	30	90,253	30	(35)	7
Total revenue	$279,256	100%	$318,366	100%	$297,770	100%	(12)	7

Revenue for New products increased 80% in fiscal 2012 when compared to fiscal 2011. Revenue for New products increased 85% in fiscal 2011 when compared to fiscal 2010. In both years, New product revenue increased primarily due to strong volume ramping of certain New products, principally to customers in the Consumer and Communications end markets. These revenue increases were driven by strong acceptance of certain New Consumer product offerings and a general migration of customers to New products from our Mainstream and Mature products.

Revenue for Mainstream products decreased 18% in fiscal 2012 when compared to fiscal 2011. Mainstream product revenue declined due primarily to macroeconomic factors affecting the Communications and Computing end markets as well as reduced volume as customers migrated to newer technology. Revenue for Mainstream products decreased 1% in fiscal 2011 when compared to fiscal 2010.

Mature product revenue decreased 35% in fiscal 2012 when compared to fiscal 2011. Mature product revenue decreased primarily due to macroeconomic factors, reduced volume as accelerated sales of certain late life-cycle products ended and customers migrated to newer technology. Revenue for Mature products increased 7% in fiscal 2011 when compared to fiscal 2010. This increase is driven by a relatively high volume of late product life-cycle buys on certain of our Mature products.

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

Revenue by Geography

We assign revenue to geographies based on customer ship-to address at the point where revenue is recognized. In the case of sell-in distributors and OEM customers, revenue is typically recognized, and geography is assigned, when products are shipped. In the case of sell-through distributors, revenue is recognized when resale to the end customer occurs and geography is assigned based on the end customer location on the resale reports provided by the distributor. Both foreign and domestic sales are denominated in U.S. dollars, with the exception of sales in Japan, where sales to certain customers are denominated in yen.

The composition of our revenue by geography, based on ship-to location, is as follows (dollars in thousands):

	Year Ended						% Change in
	December 29, 2012		December 31, 2011		January 1, 2011		2012	2011
Asia	$189,811	68%	$201,118	63%	$200,594	67%	(6)	—
Europe	48,202	17	66,319	21	54,332	18	(27)	22
Americas	41,243	15	50,929	16	42,842	15	(19)	19
Total revenue	$279,256	100%	$318,366	100%	$297,768	100%	(12)	7

Revenue declines in Europe and Americas in fiscal 2012, compared to fiscal 2011, are due largely to macroeconomic weakness in those regions. In addition, revenue declined in Asia in fiscal 2012, compared fiscal 2011 due to relative weakness in the Communications end market. We believe the Asia region will remain the primary source of our revenue due to relatively more favorable business conditions in Asia and a continuing trend towards the outsourcing of manufacturing by North American and European customers to the Asia Pacific region.

Revenue from foreign sales as a percentage of total revenue were 88%, 86%. and 88% for fiscal 2012, 2011, and 2010, respectively.

Revenue by Distributors

Our largest customers are distributors and sales through distributors have historically made up a significant portion of our total revenue. Revenue attributable to resales of products by our primary sell-through distributors are as follows:

	% of Total Revenue
	2012	2011	2010
Nu Horizons Electronics Corp. (including its parent company, Arrow Electronics)	33%	22%	18%
Weikeng Group	14	14	14
Avnet, Inc.	—	17	17
All others	8	8	7
All sell-through distributors	55%	61%	56%

No other individual end customer accounted for more than 10% of total revenue in any of the fiscal years 2012, 2011 and 2010.

In fiscal 2011, our global franchise agreement with Avnet terminated; however, we had mutually agreed to terms for the transition of inventory through December 31, 2011. Revenue from Avnet made up approximately 20% of our total revenue for the first nine months of fiscal 2011. Because we and our remaining global and regional distributors worked directly with our end customers in order to transition the fulfillment of customer orders to replacement distributors, the impact on our business as a result of this change was negligible. We continue to serve our end customers with a network that includes a global distributor, regional distributors, manufacturer's representatives, and our direct sales team.

Gross Margin

The composition of our gross margin, including as a percentage of revenue, for fiscal years 2012, 2011 and 2010 was as follows (dollars in thousands):

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Gross margin	$150,757	$188,597	$179,825
Percentage of revenue	54.0%	59.2%	60.4%

In fiscal 2012, gross margin declined 5.2 percentage points as compared to fiscal 2011. This decline was due primarily to an increase in the percentage of revenue attributable to New products sold into the Consumer and Communications end markets. New products typically yield a lower gross margin than our Mainstream and Mature products. A net increase to reserves for excess and obsolete inventory slightly reduced fiscal 2012 gross margin. Degradation in gross margin due to product and customer mix was partially offset by product cost reductions realized primarily in the second half of the year.

In fiscal 2011, gross margin declined 1.2 percentage points as compared to fiscal 2010. This decline was primarily attributed to an increase in New product revenue which typically carries a lower gross margin than our Mainstream and Mature products. Sales of fully reserved inventory in fiscal 2011 contributed a slight benefit to gross margin.

Operating Expenses

Research and development expense

The composition of our research and development expenses, including as a percentage of revenue, for fiscal years 2012, 2011 and 2010 was as follows (dollars in thousands):

	Year Ended			% Change in
	December 29, 2012	December 31, 2011	January 1, 2011	2012	2011
Research and development	$77,610	$71,855	$60,326	8.0%	19.1%
Percentage of revenue	27.8%	22.6%	20.3%

Research and development expenses include costs for compensation and benefits, development masks, engineering wafers, depreciation and amortization, licenses, and outside engineering services. These expenditures are for the design of new products, intellectual property cores, processes, quality control, packaging, and software to support new products.

We believe that a continued commitment to research and development is essential to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development.

The increase in fiscal 2012, compared to fiscal 2011, was primarily due to increased compensation and benefits due to additional headcount, project-based outside engineering services, and depreciation and amortization. Approximately 40% of these increases were offset by reductions in mask costs and variable compensation.

The increase in fiscal 2011 compared to fiscal 2010 was primarily related to increases in compensation and benefits, additional mask costs and project-based outside engineering services.

Selling, general, and administrative expense

The composition of our selling, general and administrative expenses, including as a percentage of revenue, for fiscal years 2012, 2011 and 2010 was as follows (dollars in thousands):

	Year Ended			% Change in
	December 29, 2012	December 31, 2011	January 1, 2011	2012	2011
Selling, general and administrative	$72,317	$68,838	$64,359	5.1%	7.0%
Percentage of revenue	25.9%	21.6%	21.6%

Selling, general, and administrative expenses include costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional services, travel and other expenses.

The increase in fiscal 2012 compared to fiscal 2011 was primarily due to increased severance, stock compensation expense, and legal and professional services. These increases were partially offset by lower commissions as a result of reduced revenue. Fiscal 2012 also had increased costs due to additional headcount associated with the December, 2011 acquisition of SiliconBlue which were entirely offset by reductions in variable compensation.

The increase in fiscal 2011 compared to fiscal 2010 was the result of an increase in compensation and benefits, legal services and professional service costs for marketing and financial consulting.

Acquisition related charges, including amortization of intangible assets

The composition of our acquisition related charges, including as a percentage of revenue, for fiscal years 2012, 2011 and 2010 was as follows (dollars in thousands):

	Year Ended			% Change in
	December 29, 2012	December 31, 2011	January 1, 2011	2012	2011
Acquisition related charges, including amortization of intangible assets	$4,178	$536	$—	679	—
Percentage of revenue	1.5%	0.2%	—%

Acquisition related charges include severance and professional fees directly related to acquisitions, as well as the amortization of the stepped up value of inventory and amortization of identifiable intangible assets with finite useful lives associated with our December, 2011 acquisition of SiliconBlue.

The fiscal 2012 charges include $2.9 million in amortization of intangibles assets. Fiscal 2012 also included amortization of the stepped up value of inventory, professional fees, and severance costs.

The charges in fiscal 2011 include professional service and legal fees, and amortization of intangible assets.

Restructuring charges

The composition of our restructuring charges, including as a percentage of revenue, for fiscal years 2012, 2011 and 2010 was as follows (dollars in thousands):

	Year Ended			% Change in
	December 29, 2012	December 31, 2011	January 1, 2011	2012	2011
Restructuring charges	$6,018	$6,079	$11	(1.0)%	—%
Percentage of revenue	2.2%	1.9%	—%

On October 12, 2012, our Board of Directors adopted a 2012 restructuring plan. In connection with this restructuring plan, we reduced our headcount by approximately 110 employees and eliminated certain sites, including our sites in Pennsylvania and Illinois.

For fiscal 2012, restructuring charges primarily relate to severance and lease termination costs associated with the aforementioned 2012 restructuring plan. We expect to incur additional restructuring charges of $0.5 million in the first quarter of fiscal 2013, and the 2012 restructuring plan is expected to be substantially completed in that quarter.

We also implemented a restructuring plan during fiscal 2011 and the resultant restructuring charges approximated $7 million primarily related to severance, offset by approximately $1 million benefit due primarily to the re-occupancy of a previously restructured leased facility.

Other income, net

The composition of our Other income, net, including as a percentage of revenue, for fiscal years 2012, 2011 and 2010 was as follows (dollars in thousands):

	Year Ended			% Change in
	December 29, 2012	December 31, 2011	January 1, 2011	2012	2011
Other income, net	$505	$1,434	$2,474	(64.8)%	(42.0)%
Percentage of revenue	0.2%	0.5%	0.8%

The decrease in Other income, net, in fiscal 2012, as compared to fiscal 2011 resulted primarily from lower investment income and higher foreign exchange losses in fiscal 2012.

The increase in fiscal 2011 relates to an increase in investment income due to higher invested balances in fiscal 2011 when compared to fiscal 2010.

Income taxes

The composition of our income taxes for fiscal years 2012, 2011 and 2010 was as follows (dollars in thousands):

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
(Provision) benefit for income taxes	$(20,745)	$35,509	$(531)

On December 31, 2011, we began to implement a global tax structure to more effectively align the Company's corporate structure with the geographic business operations including responsibility for sales and manufacturing activities. As part of this tax restructuring, we created new and realigned existing legal entities, completed intercompany sales of rights to intellectual property, inventory and fixed assets across different tax jurisdictions, and implemented cost-sharing and intellectual property licensing and royalty agreements between our U.S. and foreign entities. The intercompany sales of rights to intellectual property resulted in a gain for tax purposes, for which we recorded a $76.8 million tax provision in the fourth quarter of fiscal 2011 which was fully offset by the release of valuation allowance on deferred tax assets.

Also during the fourth quarter of 2011, we concluded that it was more-likely-than-not that we would be able to realize the benefit of a portion of our remaining deferred tax assets, resulting in a tax benefit of $35.2 million. We based this conclusion on improved operating results over the past two years and our expectations about generating taxable income in the foreseeable future including the implementation of a global tax structure discussed above. We exercised significant judgment and considered estimates about our ability to generate revenue, gross profits, operating income and taxable income in future periods under our new tax structure in reaching this decision.

The global tax structure was completed during the first quarter of 2012 upon the intercompany sale of inventory and fixed assets. During 2012, we incurred $20.7 million in tax expense related to on-going operations and the completion of the tax structure implementation including the sell-through of the inventory portion of this intercompany sale.

We are not currently paying federal income taxes and do not expect to pay such taxes until the benefits of our tax net operating loss and credit carryforwards are fully utilized. We expect to pay a nominal amount of state income tax. We accrue interest and penalties related to uncertain tax positions in the provision for income taxes. We are paying foreign income taxes, which are primarily related to the cost of operating offshore research and development, marketing and sales subsidiaries.

The inherent uncertainties related to the geographical distribution and relative level of profitability among various high and low tax jurisdictions make it difficult to estimate the impact of the global tax structure on our future effective tax rate.

Liquidity and Capital Resources

The following sections discuss the effect of changes in our balance sheet, as well as the effects of our contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

We classify our investments as short-term based on their nature and availability for use in current operations. The overall quality of our portfolio is strong, with our cash equivalents and short-term investments consisting primarily of high quality, investment-grade securities. Our strong cash, cash equivalent and short-term investment position allows us to use our cash resources for acquisitions, working capital needs, and repurchases of common stock.

We have historically financed our operating and capital resource requirements through cash flows from operations. Cash provided by operating activities will fluctuate from period to period due to fluctuations in operating results, the timing and collection of accounts receivable, and required inventory levels, among other things.

We believe that our financial resources will be sufficient to meet our working capital needs through the next 12 months. As of December 29, 2012, we have no long-term debt and do not have significant long-term commitments for capital expenditures. In the future, we may consider acquisition opportunities to extend our product or technology portfolios and to expand our product offerings. In connection with funding capital expenditures, completing acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain debt or equity financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated.

Liquidity

Cash and cash equivalents, Short-term and Long-term investments (dollars in thousands):

	December 29, 2012	December 31, 2011	$ change
Cash and cash equivalents	$118,536	$141,423	$(22,887)
Short-term marketable securities	64,865	68,711	(3,846)
Long-term marketable securities	4,717	6,946	(2,229)
Total Cash and cash equivalents, short-term and long-term marketable securities	$188,118	$217,080	$(28,962)

As of December 29, 2012, we had total Cash and cash equivalents of $118.5 million, of which approximately $42.1 million was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of December 29, 2012, we could access all cash held by our foreign subsidiaries without incurring material additional expense.

The decrease in Cash and cash equivalents, and short-term investments of $26.7 million as compared to December 31, 2011, was primarily the result of cash used for repurchases of common stock of $17.5 million and capital expenditures of $13.6 million. These uses of cash were partially offset by cash provided by operations of $4.5 million and proceeds from the issuance of common stock pursuant to employee stock compensation plans of $4.4 million.

At December 29, 2012, Long-term investments consisted of auction rate securities with par value of $5.7 million and an estimated fair value of $4.7 million. Due to continued multiple failed auctions and the resultant illiquidity of these investments, we have classified our investment in auction rate securities as long-term. We intend to sell the auction rate securities as markets for these securities resume or reasonable offers become available. During 2012, we redeemed auction rate securities at a par value of $2.6 million and an estimated fair value of $2.3 million.

Accounts receivable, net (dollars in thousands):

	December 29, 2012	December 31, 2011	Change
Accounts receivable, net	$46,947	$36,993	$9,954
Days sales outstanding	64	47	17

Accounts receivable, net increased $10 million or 27% as of December 29, 2012 compared to December 31, 2011 due primarily to timing of shipments and collections in the last week of each year. As a result of this increase in accounts receivable, coupled with a decline in revenue, days sales outstanding at December 29, 2011 was 64 days, an increase of 17 days from December 31, 2011.

Inventories (dollars in thousands):

	December 29, 2012	December 31, 2011	Change
Inventories	$44,194	$37,278	$6,916
Months of inventory on hand	4.4	3.2	1.2

Inventory increased $7 million or 19% as of December 29, 2012 compared to December 31, 2011 due primarily to a strategic inventory build in the fourth quarter 2012. The intent of our strategic inventory build is to both reduce direct material cost and enable timely responsiveness to surges in demand. As a result, our months of inventory on hand increased from 3.2 months in 2011 to 4.4 months in 2012

Share Repurchase Program

During 2012, we repurchased approximately 4.1 million shares for $17.5 million under the share repurchase program approved by the Board of Directors in February 2012. This program approved the repurchase of up to $20 million in outstanding stock over a 12 month period. As of December 29, 2012 approximately $2.5 million remain available under the 2012 stock repurchase program. All shares repurchased under this program were retired by December 29, 2012. All repurchases under this program have been and will be open market transactions and funded from available working capital.

Credit Arrangements

As of December 29, 2012, we had no long-term debt, no significant long-term purchase commitments for capital expenditures, and no existing used or unused credit arrangements.

Contractual Obligations

The following table summarizes our significant contractual cash obligations at December 29, 2012 (in thousands):

Fiscal year	Operating leases(1)	Purchase order obligations(2)
2013	$4,099	$48,025
2014	1,374	—
2015	702	—
2016	517	—
2017	97	—
Thereafter	40	—
	$6,829	$48,025

_________
(1)	Certain of our facilities and equipment are leased under operating leases, which expire at various times through 2017.
(2)	This column excludes amounts already recorded on our Consolidated Balance Sheet as current or long-term liabilities at December 29, 2012.

We also have other liabilities of $21.7 million relating to uncertain tax positions. However, as we are unable to reliably estimate the timing of future payments related to uncertain tax positions, we have excluded this amount from the table above.

Our significant operating leases are for our facilities in San Jose, California; Bethlehem, Pennsylvania; Shanghai, China; Downers Grove, Illinois; and Manila, Philippines. Our lease in San Jose expires in December 2013 with annual rental costs estimated to be $2.0 million. In January 2013 we entered into a 159 month lease of new facilities in San Jose, California with annual rental costs estimated at $2.1 million with 3% annual increases. We anticipate that we will commence operations at that facility during the second quarter of fiscal 2013. Our lease in Bethlehem expires in September 2014, with annual rental costs estimated to be $0.5 million with 3% annual increases. Our lease in Shanghai expires in May 2013, with remaining rental costs estimated to be $0.1 million. Our lease in Downers Grove expires in November 2015, with annual rental costs estimated to be $0.1 million. Our leases in Manila expire in December 2016, April 2017 and May 2017, with total annual rental costs estimated to be $0.4 million with 5% annual increases. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful life of the assets. We have discontinued operations at our Bethlehem, Pennsylvania and Downers Grove, Illinois facilities.

New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”). ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is to be applied prospectively. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for us on December 30, 2012. The Company does not anticipate that the adoption of this ASU will materially change the presentation of its consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 29, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Credit Market Risks

At December 29, 2012 and December 31, 2011, we held auction rate securities with a par value of $5.7 million and $8.3 million, respectively. At December 29, 2012 and December 31, 2011, the auction rate securities held by us had an estimated fair value of $4.7 million and $6.9 million, respectively. Our investments in auction rate securities are subject to interest rate and market risk. A hypothetical 10% movement in interest rates would not have a material impact on the fair value of the portfolio. If the market for our investment portfolio declines, our consolidated operating results may be negatively impacted.

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

On December 29, 2012, the Company had a forward contract to deliver 150,000,000 Japanese yen on January 22, 2013. The contract settled on that date.

Item 8. Financial Statements and Supplementary Data.
Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$118,536	$141,423
Short-term marketable securities	64,865	68,711
Accounts receivable, net	46,947	36,993
Inventories	44,194	37,278
Prepaid expenses and other current assets	12,806	16,200
Total current assets	287,348	300,605
Property and equipment, less accumulated depreciation	40,384	40,430
Long-term marketable securities	4,717	6,946
Other long-term assets	6,854	11,628
Intangible assets, net of amortization	15,430	18,377
Goodwill	44,808	44,808
Deferred income taxes	29,218	45,130
Total assets	$428,759	$467,924
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$36,391	$31,842
Accrued payroll obligations	6,149	9,373
Deferred income and allowances on sales to sell-through distributors	10,553	10,761
Total current liabilities	53,093	51,976
Long-term liabilities	18,116	22,387
Total liabilities	71,209	74,363
Commitments and contingencies (See "Note 15-Commitments and Contingencies")
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 115,500,000 and 117,675,000 shares issued and outstanding	1,155	1,177
Paid-in capital	621,170	627,637
Accumulated other comprehensive loss	(261)	(345)
Accumulated deficit	(264,514)	(234,908)
Total stockholders' equity	357,550	393,561
Total liabilities and stockholders' equity	$428,759	$467,924
The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Revenue	$279,256	$318,366	$297,768
Costs and expenses:
Cost of products sold	128,499	129,769	117,943
Research and development	77,610	71,855	60,326
Selling, general and administrative	72,317	68,838	64,359
Acquisition related charges, including amortization of intangible assets	4,178	536	—
Restructuring charges	6,018	6,079	11
	288,622	277,077	242,639
(Loss) income from operations	(9,366)	41,289	55,129
Other income, net	505	1,434	2,474
(Loss) income before income taxes	(8,861)	42,723	57,603
(Provision) benefit for income taxes	(20,745)	35,509	(531)
Net (loss) income	$(29,606)	$78,232	$57,072

Net (loss) income per share
Basic	$(0.25)	$0.66	$0.49
Diluted	$(0.25)	$0.65	$0.48

Shares used in per share calculations:
Basic	117,194	117,875	116,726
Diluted	117,194	121,139	120,143

Comprehensive (loss) income
Net (loss) income	$(29,606)	$78,232	$57,072
Other comprehensive income:
Unrealized (loss) gain related to marketable securities, net	(57)	(526)	581
Recognized gain on redemption of marketable securities, previously unrealized	(78)	(133)	—
Tax effect of change in fair market value of auction rate securities	—	—	(304)
Translation adjustment	219	(185)	64
Comprehensive (loss) income	$(29,522)	$77,388	$57,413

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except par value)

	Common Stock ($.01 par value)					Accumulated
	Shares	Amount	Paid-in capital	Treasury stock	Accumu- lated deficit	other comprehensive loss	Total
Balances, January 2, 2010	115,592	$1,156	$622,258	$—	$(370,212)	$158	$253,360
Net income for 2010	—	—	—	—	57,072	—	57,072
Unrealized gain related to marketable securities, net	—	—	—	—	—	581	581
Tax effect of change in fair market value of auction rate securities	—	—	—	—	—	(304)	(304)
Translation adjustments	—	—	—	—	—	64	64
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of taxes)	2,750	27	5,341	—	—	—	5,368
Stock repurchase	(371)	(4)	—	(1,966)	—	—	(1,970)
Retirement of treasury stock	—	—	(1,966)	1,966	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	4,551	—	—	—	4,551
Balances, January 1, 2011	117,971	1,179	630,184	—	(313,140)	499	318,722
Net income for 2011	—	—	—	—	78,232	—	78,232
Unrealized loss related to marketable securities, net	—	—	—	—	—	(526)	(526)
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	—	(133)	(133)
Translation adjustments	—	—	—	—	—	(185)	(185)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of taxes)	2,145	23	5,508	—	—	—	5,531
Stock repurchase	(2,441)	(25)	—	(14,411)	—	—	(14,436)
Retirement of treasury stock	—	—	(14,411)	14,411	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	6,356	—	—	—	6,356
Balances, December 31, 2011	117,675	1,177	627,637	—	(234,908)	(345)	393,561
Net loss for 2012	—	—	—	—	(29,606)	—	(29,606)
Unrealized loss related to marketable securities, net	—	—	—	—	—	(57)	(57)
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	—	(78)	(78)
Translation adjustments	—	—	—	—	—	219	219
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of taxes)	1,896	19	3,531	—	—	—	3,550
Stock repurchase	—	—	—	(17,549)	—	—	(17,549)
Retirement of treasury stock	(4,071)	(41)	(17,508)	17,549	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	7,510	—	—	—	7,510
Balances, December 29, 2012	115,500	$1,155	$621,170	$—	$(264,514)	$(261)	$357,550

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Cash flows from operating activities:
Net (loss) income	$(29,606)	$78,232	$57,072
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,149	16,666	14,492
Change in deferred income tax provision (benefit)	19,224	(49,376)	(479)
Gain on sale or maturity of marketable securities, net	(393)	(303)	(668)
Gain on sale of real estate	—	—	(720)
Stock-based compensation	7,510	6,356	4,551
Changes in assets and liabilities: net of acquisitions
Accounts receivable, net	(9,954)	4,553	(7,637)
Inventories	(6,916)	2,618	(11,408)
Prepaid expenses and other assets	387	(1,367)	(3,613)
Foundry advances (includes advance credits)	—	—	11,475
Accounts payable and accrued expenses (includes restructuring)	5,306	(1,059)	6,747
Accrued payroll obligations	(3,224)	(2,281)	6,536
Deferred income and allowances on sales to sell-through distributors	(208)	(4,931)	5,532
Other liabilities	220	13,068	222
Net cash provided by operating activities	4,495	62,176	82,102
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	56,408	81,313	54,252
Purchase of marketable securities	(50,076)	(83,259)	(105,661)
Proceeds from sale of land	—	—	871
Acquisitions net of cash acquired	—	(45,645)	—
Payment for purchase of intangible assets	—	(18,500)	—
Capital expenditures	(13,593)	(13,001)	(13,856)
Other investing activities, primarily time-based software licenses	(6,122)	(7,140)	(2,791)
Net cash used in investing activities	(13,383)	(86,232)	(67,185)
Cash flows from financing activities:
Net share settlement upon issuance of RSUs	(832)	(642)	(808)
Purchase of treasury stock	(17,549)	(14,436)	(1,970)
Net proceeds from issuance of common stock	4,382	6,173	6,176
Net cash (used in) provided by financing activities	(13,999)	(8,905)	3,398
Net (decrease) increase in cash and cash equivalents	(22,887)	(32,961)	18,315
Beginning cash and cash equivalents	141,423	174,384	156,069
Ending cash and cash equivalents	$118,536	$141,423	$174,384
Supplemental disclosures of non-cash investing and financing activities:
Unrealized (loss) gain related to marketable securities, net, included in Accumulated other comprehensive loss	$(57)	$(526)	$581
Distribution of deferred compensation from trust assets	$263	$341	$288
Tax effect of change in fair market value of auction rate securities	$—	$—	$(304)
Refer to Note 3 - Business combinations and Goodwill for other non-cash impacts associated with the acquisition of SiliconBlue.
The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Operations and Significant Accounting Policies:

Nature of Operations

Lattice Semiconductor Corporation (“Lattice” or the “Company”) designs, develops and markets programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by end customers as specific logic circuits, enabling shorter design cycle times and reduced development costs. Our end customers are primarily original equipment manufacturers (“OEMs”) in the communications, industrial and other, consumer and computing end markets.

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

Fiscal Reporting Period

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2012, 2011 and 2010 ended on December 29, 2012, December 31, 2011 and January 1, 2011, respectively. Our fiscal 2013 will be a 52-week year and will end on December 28, 2013. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

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

Cash Equivalents and Marketable Securities

We consider all investments that are readily convertible into cash and have original maturities of three months or less, to be cash equivalents. Cash equivalents consist primarily of highly liquid investments in time deposits or money market accounts and are carried at cost. We account for marketable securities as available for sale with unrealized gains or losses recorded to Accumulated other comprehensive loss, unless losses are considered other-than-temporary, in which case, losses are charged to the Consolidated Statements of Operations and Comprehensive (Loss) Income .

Fair Value of Financial Instruments

We invest in various financial instruments including corporate and government bonds, notes, commercial paper and auction rate securities. The Company values these instruments at their fair value and monitors their portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, the Company records an impairment charge and establishes a new carrying value. We assess other-than-temporary impairment of marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Foreign Exchange and Translation of Foreign Currencies

A portion of our silicon wafer and other purchases are denominated in Japanese yen and we bill certain Japanese customers in yen. Gains or losses from foreign exchange rate fluctuations on balances denominated in foreign currencies are reflected in Other income, net. Realized and unrealized gains or losses on foreign currency transactions were not significant for the years presented. We translate accounts denominated in foreign currencies in accordance with ASC 830, “Foreign Currency Matters” using the current rate method, under which asset and liability accounts are translated at the current rate, while stockholders' equity accounts are translated at the appropriate historical rates, and revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments related to the consolidation of foreign subsidiary financial statements are reflected in Accumulated other comprehensive loss in Stockholders' equity.

Derivative Financial Instruments

At December 29, 2012 and December 31, 2011, we had open foreign exchange contracts of 150,000,000 JPY and 140,000,000 JPY, respectively. The contracts outstanding at December 29, 2012 and December 31, 2011 were settled in January 2013 and January 2012, respectively. Although such hedges mitigate our foreign currency exchange rate exposure from an economic perspective they were not designated as "effective" hedges for accounting purposes and are adjusted to fair value through earnings, with an impact of less than $0.1 million for the periods reported. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Concentration Risk

Potential exposure to concentration risk consists primarily of cash and cash equivalents, marketable securities, trade receivables and supply of wafers for our new products. We place our investments primarily through three financial institutions and mitigate the concentration of credit risk by limiting the maximum portion of the investment portfolio which may be invested in any one instrument. The Company's investment policy defines approved credit ratings for investment securities. Investments on-hand consisted primarily of money market instruments, “AA” or better corporate notes and bonds, and U.S. government agency obligations. See Note 4 for a discussion of the liquidity attributes of our marketable securities.

Concentration of credit risk with respect to trade receivables are mitigated by a geographically diverse customer base and our credit and collection process. Accounts receivable are recorded at the invoice amount, do not bear interest, and are shown net of allowances for doubtful accounts of $1.1 million and $0.9 million at December 29, 2012 and December 31, 2011, respectively. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

We rely on a limited number of foundries for our wafer purchases including: Fujitsu Limited, Seiko Epson Corporation Taiwan Semiconductor Manufacturing, Ltd, United Microelectronics Corporation, and GLOBALFOUNDRIES.

Revenue Recognition and Deferred Income

We sell our products directly to end customers or through a network of independent manufacturers' representatives and indirectly through a network of independent sell-in and sell-through distributors. Distributors provide periodic data regarding the product, price, quantity, and end customer when products are resold, as well as the quantities of our products they still have in stock.

Revenue from sales to original equipment manufacturers (OEMs) or sell-in distributors is recognized upon shipment. Revenue from sales by our sell-through distributors is recognized at the time of reported resale. Under both types of revenue recognition, persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no remaining customer acceptance requirements and no remaining significant performance obligations.

Orders from our sell-through distributors are initially recorded at published list prices; however, for a majority of our sales, the final selling price is determined at the time of resale and in accordance with a distributor price agreement. In certain circumstances, we allow sell-through distributors to return unsold products. At times, we protect our sell-through distributors against reductions in published list prices. For these reasons, we do not recognize revenue until products are resold by sell-through distributors to an end customer.

For sell-through distributors, at the time of shipment to distributors, we (a) record Accounts receivable, net at published list price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (b) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (c) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to sell-through distributors in the liability section of our consolidated balance sheets. The final price is set at the time of resale and is determined in accordance with a distributor price agreement. Revenue and cost of products sold to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net (loss) income.

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table (in thousands):

	December 29, 2012	December 31, 2011
Inventory valued at published list price and held by sell-through distributors with right of return	$38,623	$40,147
Allowance for distributor advances	(22,450)	(23,300)
Deferred cost of sales related to inventory held by sell-through distributors	(5,620)	(6,086)
Total Deferred income and allowances on sales to sell-through distributors	$10,553	$10,761

We expect the majority of our revenue in fiscal 2013 will be from sell-through distributors. For the fiscal years 2012, 2011 and 2010, resale of product by sell-through distributors as a percentage of our total revenue was 55%, 61% and 56%, respectively.

In 2011 our global franchise agreement with Avnet terminated, however, we had mutually agreed to terms for the transition of inventory through December 31, 2011. Revenue from Avnet made up approximately 20% of our total revenue for the first nine months of fiscal 2011. Because we and our remaining global and regional distributors worked directly with our end customers in order to transition the fulfillment of customer orders to replacement distributors, the impact on our business as a result of this change has been negligible. We continue to serve our end customers with a network that includes a global distributor, regional distributors, manufacturer's representatives, and our direct sales team.

We must use estimates and apply judgment to reconcile sell-through distributors' reported inventories to their activities. Errors in our estimates or judgments could result in inaccurate reporting of our Revenue, Cost of products sold, Deferred income and allowances on sales to sell-through distributors, and Net (loss) income.

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

Asset Impairments

Long-lived assets, including amortizable intangible assets, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We monitor the carrying value of our long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset group; (ii) actual third-party valuations; and/or (iii) information available regarding the current market for similar asset groups. If the fair value of the asset group is determined to be less than the carrying amount of the asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in our Consolidated Statement of Operations and Comprehensive (Loss) Income. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired. No impairment charges were recorded for the fiscal year ended 2012.

Valuation of Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company reviews goodwill for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating whether goodwill is impaired, the Company makes a qualitative assessment to determine if it is more likely than not that its fair value is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must measure the impairment loss. The impairment loss, if any, is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, no further impairment analysis is needed. For purposes of testing goodwill for impairment, the Company operates as a single reporting unit. No goodwill impairment charges were recorded for the fiscal year ended 2012.

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

Restructuring Charges

Expenses associated with exit or disposal activities are recognized when incurred under ASC 420, “Exit or Disposal Cost Obligations,” for everything but severance. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits.” For leased facilities that were ceased to be used, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, was recorded as a part of restructuring charges.

Research and Development

Research and development costs are expensed as incurred.

Accounting for Income Taxes

The Company’s provision for income tax is comprised of its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more-likely-than-not to be recoverable against future taxable income. At December 29, 2012, U.S. income taxes were not provided on approximately $2.0 million of the undistributed earnings of our Chinese subsidiary as we intend to reinvest these earnings indefinitely. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes.

The Company’s income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. The Company’s tax filings, however, are subject to audit by the relevant tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

In assessing the realizability of deferred tax assets, the Company evaluates both positive and negative evidence that may exist and consider whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Any adjustment to the net deferred tax asset valuation allowance is recorded in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the period that the adjustment is determined to be required.

Stock-Based Compensation

The Company records stock-based compensation expense related to employee and director stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (“ESPP”) in accordance with ASC 718, “Compensation - Stock Compensation.” In addition, the Company records compensation expense over the offering period in connection with shares issuable under the ESPP.

Net (Loss) Income Per Share

We compute basic (loss) income per share by dividing Net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, RSUs and ESPP shares. Our application of the treasury stock method includes as assumed proceeds, the average unamortized stock-based compensation expense for the period and the impact of the pro forma deferred tax benefit or cost associated with stock-based compensation expense.

A reconciliation of basic and diluted Net (loss) income per share is presented below (in thousands, except per share data):

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Basic and diluted Net (loss) income	$(29,606)	$78,232	$57,072
Shares used in basic Net (loss) income per share	117,194	117,875	116,726
Dilutive effect of stock options, RSUs and ESPP shares	—	3,264	3,417
Shares used in diluted Net (loss) income per share	117,194	121,139	120,143
Basic Net (loss) income per share	$(0.25)	$0.66	$0.49
Diluted Net (loss) income per share	$(0.25)	$0.65	$0.48

The computation of diluted Net (loss) income per share for fiscal years 2012, 2011 and 2010, excludes the effects of stock options, RSUs and ESPP shares aggregating 10.6 million, 3.9 million and 3.0 million shares, respectively, as they are antidilutive. Stock options, RSUs and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position. Stock options and RSUs that are antidilutive at December 29, 2012 could become dilutive in the future.

Supplemental Cash Flow

Income taxes paid approximated $1.0 million, $1.5 million and $0.6 million in fiscal years 2012, 2011 and 2010, respectively. Interest paid was insignificant for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, auction rate securities, goodwill - including the assessment of reporting unit, intangible assets, current and deferred income taxes, accrued liabilities - including restructuring charges and bonus arrangements, deferred income and allowances on sales to sell-through distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the fiscal periods presented. Actual results could differ from those estimates.

(2) New Accounting Pronouncements:

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”). ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is to be applied prospectively. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for us on December 30, 2012. The Company does not anticipate that the adoption of this ASU will materially change the presentation of its consolidated financial statements.

(3) Business Combinations and Goodwill:

In December 2011, we acquired SiliconBlue Technologies Ltd., ("SiliconBlue"), for $63.2 million in cash. Of the total purchase price, $43.9 million was allocated to goodwill, $18.5 million was allocated to intangible assets, and the remaining to net tangible assets acquired. The goodwill and identifiable intangible assets are not deductible for tax purposes. SiliconBlue was consolidated into our financial statements beginning in December, 2011.

Inventories were recorded at their estimated fair value ("step-up"), which represented an amount equivalent to estimated selling prices less fulfillment costs and a normative selling profit. The step-up of $0.3 million was charged to Acquisition related costs in the six months ended June 30, 2012, approximating the estimated inventory turn-over for this particular product.

In July 2011, the Company acquired substantially all of the assets of Rise Technology Development Limited ("Rise"), for $1.0 million in cash.  Of the purchase price, $0.9 million was allocated to Goodwill and the remaining to net tangible assets acquired.

No impairment charges relating to goodwill and intangible assets were recorded for the fiscal years 2012 or 2011.

(4) Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	December 29, 2012	December 31, 2011
Short-term marketable securities:
Maturities of less than five years	$64,865	$68,711

Long-term marketable securities:
Maturities of more than ten years	4,717	6,946
Total marketable securities	$69,582	$75,657

The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	December 29, 2012	December 31, 2011
Short-term marketable securities:
Corporate and government bonds and notes and commercial paper	$64,865	$68,711

Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	4,717	6,946
Total marketable securities	$69,582	$75,657

The following table summarizes the composition of our auction rate securities (in thousands):

	December 29, 2012			December 31, 2011
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$5,700	$4,717	AA+	$8,300	$6,946	AAA

On May 22, 2012, a student loan auction rate security with a par value of $2.6 million and an estimated fair value of $2.3 million was redeemed by the issuer for $2.6 million. As a result, the Company reported a gain of $0.4 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive loss. On March 29, 2011, the Company sold student loan auction rate securities, with a par value of $3.3 million and an estimated fair value of $2.8 million, for $3.3 million, reported a gain of $0.6 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive loss, in the first quarter of fiscal 2011. On December 9, 2010, the Company sold auction market preferred shares issued by AMBAC Assurance Corporation with a par value of $8.3 million and a fair value of $0.2 million for $0.5 million and reported a gain of $0.3 million in the fourth quarter of fiscal 2010. On July 29, 2010, the Company sold student loan auction rate securities, with a par value of $3.8 million and fair value of $2.9 million for $3.3 million and reported a gain of $0.4 million in the third quarter of fiscal 2010. At December 29, 2012, due to continued multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company are classified as Long-term marketable securities. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program ("FFELP"). The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available.

(5) Fair Value of Financial Instruments (in thousands):

	Fair value measurements as of December 29, 2012				Fair value measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$64,865	$64,865	$—	$—	$68,711	$68,711	$—	$—
Long-term marketable securities	4,717	—	—	4,717	6,946	—	—	6,946
Foreign currency forward exchange contracts	(5)	—	(5)	—	18	—	18	—
Total fair value of financial instruments	$69,577	$64,865	$(5)	$4,717	$75,675	$68,711	$18	$6,946

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

Level 1 instruments generally represent quoted prices for identical assets or liabilities in active markets. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult. Our Level 1 instruments consist of federal agency, corporate notes and bonds, and commercial paper that are traded in active markets and are classified as Short-term marketable securities on our Condensed Consolidated Balance Sheet.

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

There were no transfers between Levels 1 and 2 during fiscal 2012, 2011 and 2010. There were no transfers into or out of Level 3 during fiscal 2012, 2011 and 2010.

During the fiscal years ended December 29, 2012 and December 31, 2011, the following changes occurred in our Level 3 instruments (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011
Beginning fair value of Long-term marketable securities	$6,946	$10,232
Fair value of securities sold or redeemed	(2,285)	(2,843)
Temporary fluctuations in fair value	56	(443)
Ending fair value of Long-term marketable securities	$4,717	$6,946

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized loss of $0.1 million during the fiscal year ended December 29, 2012 and an unrealized loss of $0.1 million during the year ended December 31, 2011, on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. In addition, during the years ended December 29, 2012 and December 31, 2011, the Company realized a gain of $0.4 million and $0.6 million, respectively, related to the sale of a portion of its Long-term marketable securities portfolio. If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive loss or the previously reported other-than-temporary impairment charge.

(6) Inventories (in thousands):

	December 29, 2012	December 31, 2011
Work in progress	$27,915	$24,260
Finished goods	16,279	13,018
Total inventories	$44,194	$37,278

(7) Property and Equipment (in thousands):

	December 29, 2012	December 31, 2011
Land	$1,456	$1,456
Buildings	27,827	27,809
Computer and test equipment	154,809	160,506
Office furniture and equipment	8,755	9,363
Leasehold and building improvements	16,460	13,484
	209,307	212,618
Accumulated depreciation and amortization	(168,923)	(172,188)
	$40,384	$40,430

Depreciation expense was $13.6 million, $12.2 million and $10.9 million for fiscal years 2012, 2011 and 2010, respectively.

(8) Intangible Assets and Acquisition Related Charges:

In connection with our acquisition of SiliconBlue in December 2011, we recorded identifiable intangible assets related to developed technology and customer relationships based on guidance for determining fair value under the provisions of ASC 820. The following table summarizes the details of the Company’s total purchased intangible assets (in thousands):

	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net of amortization December 29, 2012
Developed technology	7	$10,700	$(1,592)	$9,108
Customer relationships	5.5	7,800	(1,478)	6,322
Total	6.3	$18,500	$(3,070)	$15,430

Amortization expense associated with these intangible assets is reported as Acquisition related charges, including amortization of intangible assets in the Consolidated Statements of Operations and Comprehensive (Loss) Income and amounted to $2.9 million, $0.1 million, and $0 in 2012, 2011, and 2010, respectively. We expect amortization expense related to these intangible assets to approximate $2.9 million in 2013, 2014, 2015 and 2016. We expect amortization expense related to these intangible assets to approximate $2.2 million in 2017 and $1.5 million in 2018.

Acquisition related charges, including amortization of intangible assets in the Consolidated Statements of Operations and Comprehensive (Loss) Income also include severance and professional fees related to the acquisition, as well as the amortization of the stepped up value of inventory collectively amounting to $1.2 million, $0.4 million, and $0 in 2012, 2011, and 2010, respectively.

(9) Lease Obligations:

Certain of our facilities are leased under operating leases, which expire at various times through 2017. Rental expense under the operating leases was $3.7 million, $3.3 million and $2.7 million for fiscal years 2012, 2011 and 2010, respectively. Future minimum lease commitments at December 29, 2012 are as follows (in thousands):

Fiscal year	Amount
2013	$4,099
2014	1,374
2015	702
2016	517
2017	97
Thereafter	40
$6,829

(10) Income Taxes:

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Domestic	$51,859	$42,619	$56,782
Foreign	(60,720)	104	821
(Loss) income before income taxes	$(8,861)	$42,723	$57,603

The components of the income tax (provision) benefit are as follows (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Current:
Federal	$344	$(13,463)	$(83)
State	(36)	137	(47)
Foreign	(1,498)	(541)	(880)
	(1,190)	(13,867)	(1,010)
Deferred:
Federal	(18,000)	45,423	296
State	(1,487)	3,894	8
Foreign	(68)	59	175
	(19,555)	49,376	479
(Provision) benefit for income taxes	$(20,745)	$35,509	$(531)

The (provision) benefit for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	%	%	%
Statutory federal rate	35	35	35
Adjustments for tax effects of:
State taxes, net	(7)	3	—
Intellectual property sale	—	144	—
Research and development credits	(1)	(3)	(2)
Foreign rate differential	(252)	2	—
Foreign dividends	3	1	—
Valuation allowance	(19)	(289)	(37)
Change in uncertain tax benefit accrual	3	31	—
Tax rate change	—	(7)	5
Other	4	—	—
Effective income tax rate	(234)	(83)	1

ASC 740, “Income Taxes”, provides for the recognition of deferred tax assets if realization of these assets is more-likely-than-not. We evaluate both positive and negative evidence to determine if some or all of our deferred tax assets should be recognized on a quarterly basis.

On December 31, 2011, we began to implement a global tax structure to more effectively align the Company's corporate structure with the geographic business operations including responsibility for sales and manufacturing activities. As part of this tax restructuring, we created new and realigned existing legal entities, completed intercompany sales of rights to intellectual property, inventory and fixed assets across different tax jurisdictions, and implemented cost-sharing and intellectual property licensing and royalty agreements between our U.S. and foreign entities. The intercompany sales of rights to intellectual property resulted in a gain for tax purposes, for which we recorded a $76.8 million tax provision in the fourth quarter of fiscal 2011 which was fully offset by the release of valuation allowance on deferred tax assets.

The global tax structure was completed during the first quarter of 2012 upon the intercompany sale of inventory and fixed assets. During 2012, this inventory has been sold to end customers in the ordinary course of business resulting in income before taxes in the U.S. and a loss before taxes in foreign jurisdictions. Taxes have been applied to the gain on sale based on U.S. statutory tax rates, offset by deferred tax assets. This resulted in an increase to the effective tax rate and a net income tax provision of $13.7 million during 2012.

Also during the fourth quarter of 2011, we concluded that it was more-likely-than-not that we would be able to realize the benefit of a portion of our remaining deferred tax assets, resulting in a tax benefit of $35.2 million and a net deferred tax asset of $49.7 million. We based this conclusion on improved operating results over the past two years and our expectations about generating taxable income in the foreseeable future including the implementation of a global tax structure discussed above. We exercised significant judgment and considered estimates about our ability to generate revenue, gross profits, operating income and taxable income in future periods under our new tax structure in reaching this decision. As of December 29, 2012 we have approximately $30.1 million of deferred tax assets. We will continue to evaluate both positive and negative evidence in future periods to determine if additional deferred tax assets should be recognized. We do not have a valuation allowance in any foreign jurisdictions as it has been concluded it is more-likely-than-not that we will realize the net deferred tax assets in future periods. The net increase in the total valuation allowance affecting the effective tax rate for the year ended December 29, 2012 was approximately $1.7 million.

The components of our net deferred tax assets are as follows (in thousands):

	December 29, 2012	December 31, 2011
Deferred tax assets:
Accrued expenses and reserves	$1,791	$4,011
Inventory	—	4,036
Deferred revenue	—	13,047
Stock-based and deferred compensation	4,164	3,716
Intangible assets	8,187	9,277
Fixed assets	—	124
Net operating loss carry forwards	127,400	125,013
Tax credit carry forwards	32,446	31,768
Capital loss carry forwards	6,926	6,916
Unrealized loss on securities	758	925
Other	120	81
	181,792	198,914
Less: valuation allowance	(149,209)	(147,499)
Net deferred tax assets	32,583	51,415
Deferred tax liabilities:
Fixed Assets	1,897	—
Prepaid expenses	—	768
Other	608	977
Total deferred tax liabilities	2,505	1,745
Net deferred tax assets	$30,078	$49,670

Of the total Net deferred tax assets, $0.9 million and $4.5 million is considered current and included in Prepaid expenses and other current assets on the Consolidated Balance Sheet as of December 29, 2012 and December 31, 2011, respectively.

At December 29, 2012, we have federal net operating loss carryforwards (pretax) of approximately $296.9 million that expire at various dates between 2023 and 2032. We have state net operating loss carryforwards (pretax) of approximately $173.4 million that expire at various dates from 2013 through 2032. We also have federal and state credit carryforwards of $14.1 million and $24.8 million of which $22.1 million do not expire. The remaining credits expire at various dates from 2013 through 2031.

Future utilization of federal and state net operating losses and tax credit carry forwards may be limited if cumulative changes to ownership exceed 50% within any three-year period. However, if there is a significant change in ownership the future utilization may be limited and the deferred tax asset would be reduced to the amount available.

At December 29, 2012, U.S. income taxes were not provided for approximately $2.0 million of the undistributed earnings of our Chinese subsidiary. We intend to reinvest these earnings indefinitely. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes.

At December 29, 2012, our unrecognized tax benefits associated with uncertain tax positions were $21.7 million, of which $20.5 million, if recognized, would affect the effective tax rate, subject to valuation allowance. As of December 29, 2012, interest and penalties associated with unrecognized tax benefits were $0.4 million.

The following table summarizes the changes to unrecognized tax benefits for fiscal years 2012, 2011 and 2010 (in thousands):

Unrecognized tax benefit	Amount
Balance at January 2, 2010	$6,969
Additions based on tax positions related to the current year	786
Additions based on tax positions of prior years	60
Reduction for tax positions of prior years	—
Settlements	—
Reduction as a result of lapse of applicable statute of limitations	(74)
Balance at January 1, 2011	7,741
Additions based on tax positions related to the current year	15,005
Additions based on tax positions of prior years	—
Additions for acquisition of SiliconBlue	298
Reduction for tax positions of prior years	(106)
Settlements	(1,248)
Reduction as a result of lapse of applicable statute of limitations	(138)
Balance at December 31, 2011	21,552
Additions based on tax positions related to the current year	384
Additions based on tax positions of prior years	192
Reduction for tax positions of prior years	(26)
Settlements	(30)
Reduction as a result of lapse of applicable statute of limitations	(392)
Balance at December 29, 2012	$21,680

At December 29, 2012, it is reasonably possible that $0.4 million of unrecognized tax benefits and $0.2 million of associated interest and penalties could significantly change during the next twelve months. The $0.4 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

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

We are subject to federal and state income tax as well as income tax in the various foreign jurisdictions in which we operate. Additionally, the years that remain subject to examination are 2009 for federal income taxes, 2008 for state income taxes, and 2006 for foreign income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward amount.

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. Therefore, the expected tax benefit, if any, resulting from reinstatement for 2012 will not be reflected in the Company's annual effective tax rate until 2013.

(11) Restructuring:

In October, 2012, the Company's Board of Directors adopted the "2012 restructuring plan." In connection with this restructuring plan, the Company reduced its headcount by approximately 110 employees and eliminated certain sites, including its sites in Pennsylvania and Illinois. In connection with this action, the Company recorded restructuring charges of approximately $5.4 million in the fourth quarter of fiscal 2012. In addition, during 2012, the Company incurred approximately $0.7 million related to the 2011 restructuring plan which was completed during the second quarter of 2012.

In 2011, the Company adopted the "2011 restructuring plan" to more efficiently implement its product development cycle and streamline supply chain activities. During 2011, the company incurred approximately $6.9 million, primarily related to severance costs. In addition, the company re-occupied leased space which had previously been restructured, resulting in a benefit of $0.8 million.

The following table displays the activity related to the restructuring plans described above (in thousands):

	Severance and related	Lease termination	Other	Total
Balance at January 2, 2010	$715	$1,508	$13	$2,236
Restructuring charges	198	51	—	249
Non-cash adjustments	(295)	57	—	(238)
Cash payments	(443)	(602)	—	(1,045)
Balance at January 1, 2011	175	1,014	13	1,202
Restructuring charges	6,503	11	830	7,344
Non-cash adjustments	(269)	—	—	(269)
Cash payments	(4,678)	(178)	(843)	(5,699)
Adjustments to prior restructuring costs	(175)	(821)	—	(996)
Balance at December 31, 2011	1,556	26	—	1,582
Restructuring charges	4,277	1,083	776	6,136
Cash payments	(3,356)	(302)	(518)	(4,176)
Adjustments to prior restructuring costs	(104)	(14)	—	(118)
Balance at December 29, 2012	$2,373	$793	$258	$3,424

We cannot be certain as to the actual amount of any remaining restructuring charges or the timing of their recognition for financial reporting purposes.

(12) Common Stock Repurchase Program:

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to 20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. During fiscal 2012, approximately 4.1 million shares were repurchased at $17.5 million. At December 29, 2012, we have approximately $2.5 million remaining under the approved program. All shares repurchased under this program were retired by December 29, 2012. All repurchases have and will be open market transactions and funded from available working capital.

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

(13) Stockholders' Equity:

Employee and Director Stock Options, Restricted Stock and ESPP

The Company's employee stock option plans include principal plans adopted in 1996 and 2001 (“principal option plans”). We have authorized an aggregate of 9,000,000 and 17,200,000 shares of common stock for issuance to officers and employees under the 2001 plan and 1996 plan, respectively. The principal option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date. The options generally vest quarterly over a four-year period beginning on the grant date. The 2001 plan expired by its terms in May 2011 and new grants to employees may no longer may be made under the plan. Options granted under the principal option plans are generally non-qualified stock options but the principal option plans permit some options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The contractual term of options granted prior to January 31, 2006 was generally ten years, while the contractual term of options granted subsequent to January 31, 2006 is generally seven years.

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

In May 2012, the Company's stockholders approved the 2012 Employee Stock Purchase Plan ("2012 ESPP"). The Plan authorizes the issuance of 3 million shares of common stock to eligible employees to purchase shares of common stock through payroll deduction. Payroll deductions are not to exceed 10% of an employee's compensation. The purchase price of the shares is the lower of 85% of the fair market of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period. Employees are required to hold purchased shares for six months. We have treated the 2012 ESPP as a compensatory plan, and recorded compensation expense related to the 2012 ESPP of less than $0.1 million for fiscal 2012.

The Company's ESPP, which was amended and approved by our stockholders in May 2007 ("2007 ESPP"), permits eligible employees to purchase shares of common stock through payroll deductions, not to exceed 10% of an employee's compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period, but in no event less than the book value per share at the mid-point of each offering period. An aggregate of 5,500,000 shares of common stock have been authorized for issuance under the plan. We have treated the 2007 ESPP as a compensatory plan, and recorded compensation expense related to the 2007 ESPP of $0.1 million, $0.5 million and $0.4 million for fiscal 2012, 2011 and fiscal 2010, respectively. The 2007 ESPP was replaced with the 2012 ESPP in May 2012.

Stock-Based Compensation

Total stock-based compensation expense included in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income was as follows (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Line item:
Cost of products sold	$525	$461	$312
Research and development	3,009	2,697	1,851
Selling, general and administrative	3,976	3,095	2,388
Restructuring charges	—	103	—
Total stock-based compensation	$7,510	$6,356	$4,551

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

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Employee and Director Stock Options
Expected volatility (%)	58.1 to 59.5	57.4 to 61.9	55.1 to 61.6
Risk-free interest rate (%)	.006 to .01	.003 to .02	.78 to 2.47
Expected term (in years)	4.09 to 4.47	4.05 to 4.37	4.06 to 4.43
Dividend yield	—%	—%	—%
Employee Stock Purchase Plan
Weighted average expected volatility (%)	50.0	48.1	52.3
Weighted average risk-free interest rate (%)	0.12	0.14	0.20
Expected term (in years)	0.50	0.50	0.50
Dividend yield	—%	—%	—%

At December 29, 2012, there was $10.1 million of total unrecognized compensation cost related to unvested employee and director stock options, which is expected to be recognized over a weighted average period of 4.5 years. Our current practice is to issue new shares to satisfy option exercises. Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

The following table summarizes our stock option activity and related information for the year ended December 29, 2012 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Balance, December 31, 2011	9,287	$4.22
Granted	3,237	5.96
Exercised	(1,342)	2.56
Forfeited or expired	(1,643)	5.95
Balance, December 29, 2012	9,539	$4.74
Vested and expected to vest at December 29, 2012	9,539	$4.74	4.53	$4,462
Exercisable, December 29, 2012	5,013	$4.20	3.46	$3,517

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that day. This amount changes based on the fair market value of the Company's stock. Total intrinsic value of options exercised for fiscal 2012, 2011 and 2010, and was 3.4 million, $6.6 million and $5.3 million, respectively. The total fair value of options and RSUs vested and expensed in fiscal 2012, 2011 and 2010 and was $7.4 million, $6.0 million and $4.2 million, respectively.

The resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted were $2.74, $2.92 and $2.31 for fiscal years 2012, 2011 and 2010, respectively. The weighted average fair values calculated using the Black-Scholes option pricing model for the ESPP were $1.35, $1.80 and $1.07 for fiscal years 2012, 2011 and 2010, respectively.

The following table summarizes our RSU activity for the year ended December 29, 2012 (shares in thousands):

	Shares	Weighted average grant date fair value
Balance at December 31, 2011	1,077	$6.12
Granted	643	5.99
Vested	(514)	5.93
Forfeited	(127)	5.95
Balance at December 29, 2012	1,079	$6.15

At December 29, 2012, there was $5.4 million of total unrecognized compensation cost related to unvested RSUs. Our current practice is to issue new shares when RSUs vest. Compensation expense for RSUs is recognized using the straight-line method over the related vesting period.

At December 29, 2012, a total of 6.9 million shares of our common stock were available for future grants under our stock option plans. Shares subject to stock option grants that expire or are canceled without delivery of such shares generally become available for re-issuance under these plans. At December 29, 2012, a total of 3.0 million shares of our common stock were available for future purchases under our ESPP.

(14) Employee Benefit Plans:

Qualified Investment Plan

In 1990, we adopted a 401(k) plan, which provides participants with an opportunity to accumulate funds for retirement. The plan does not allow investments in the Company's common stock. The plan allows for the Company to make discretionary matching contributions in cash. The Company matched contributions for a total of $0.8 million in fiscal 2012, $0.8 million in fiscal 2011 and $0.2 million in fiscal 2010.

Executive Deferred Compensation Plan

We initiated an Executive Deferred Compensation Plan effective August 1997. Under the provisions of this plan, as approved by the Board of Directors, certain senior executives may annually defer up to 75% of their salary and up to 100% of their incentive compensation. The return on deferred funds is based upon the performance of designated mutual funds. There is no guaranteed return or matching contribution. We paid out $0.3 million, $0.3 million and $0.3 million of the deferred compensation balance in fiscal 2012, 2011 and 2010, respectively. Balances at December 29, 2012 and December 31, 2011 of $0.1 million and $0.4 million, respectively, are reflected in Other long-term liabilities in our accompanying Consolidated Balance Sheets and the related assets are included in Other long-term assets in our accompanying Consolidated Balance Sheets. The deferred compensation amounts are unsecured obligations, but we have made corresponding contributions to a trust fund owned by the Company for the benefit of deferred compensation plan participants. The trust fund invests in mutual funds in the manner directed by participants pursuant to provisions of the plan. The mutual funds are accounted for as trading securities and are marked to market.

Executive Variable Compensation Plan

In December 2007, the Compensation Committee of the Board of Directors approved the 2008 Executive Variable Compensation Plan. The Company's Chief Executive Officer and other members of senior management as nominated by the Chief Executive Officer and approved by the Compensation Committee are eligible to participate in the Executive Variable Compensation Plan. The payout for each participant is based both on Company performance, as measured by achievement of revenue and operating income performance goals approved by the Board prior to the commencement of the plan year, and individual performance. There was no expense under this plan during fiscal years 2012, 2011 or 2010.

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

2012 Incentive Plan

On February 7, 2012, upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved the FY2012 Incentive Plan (the “2012 Plan”). The chief executive officer and other executive officers are eligible to participate in the 2012 Plan. Under the 2012 Plan, individual cash incentive payments and restricted stock unit grants for the chief executive officer and other executive officers will be based both on Company financial performance, as measured by achievement of operating income (before incentive plan accruals) and revenue goals within specified ranges established by the Compensation Committee, and Company performance, as measured by the achievement of personal management objectives. The Compensation Committee will determine the performance of the chief executive officer, the chief financial officer and other participants based on the achievement of the management objectives established by the committee during the first fiscal quarter of 2012. There was no expense recorded under this plan during fiscal 2012.

(15) Legal Matters:

On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (“John”) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, John seeks an injunction, unspecified damages, and attorneys' fees and expenses. The Company filed a request for re-examination of the patent by the United States Patent and Trademark Office (“PTO”), which was granted by the PTO. The litigation was stayed pending the results of the re-examination. After the re-examination concluded, the stay was lifted on January 1, 2012, and the lawsuit was transferred by consent of the parties to the Northern District of California. The Company also filed a request for a second re-examination of the patent, which was granted and is still pending. Discovery is open and proceeding. Trial is scheduled for September 22, 2014. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to us. The Company believes it possesses defenses to these claims and intends to vigorously defend this litigation.

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a patent infringement lawsuit against the Company, Altera Corporation and Microsemi Corporation in the U.S. District Court for the District of Delaware, seeking unspecified damages. The complaint alleged, inter alia, that certain programmable logic devices manufactured by the Company infringe certain United States patents assigned to Intellectual Ventures. In February 2013, the Company entered into a License Agreement with Intellectual Ventures granting the Company a license to a portfolio of patents held by Intellectual Ventures, including those forming the basis for the patent infringement lawsuit, for the field programmable gate array device field of use. As a result of this License Agreement, the Company and Intellectual Ventures have settled this matter and Intellectual Ventures has agreed to dismiss the action against us. The resolution of this matter did not have a material adverse effect on our financial position, results of operation or cash flows.

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

(16) Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area based on ship-to location was as follows (dollars in thousands):

	Year Ended
	December 29, 2012		December 31, 2011		January 1, 2011
United States:	$34,172	12%	$44,847	14%	36,211	12%

China	113,585	41	123,124	39	124,910	42
Europe	48,202	17	66,319	21	54,332	18
Japan	35,696	13	36,961	11	38,992	13
Taiwan	8,276	3	8,346	3	8,839	3
Other Asia	32,254	11	32,687	10	27,853	10
Other Americas	7,071	3	6,082	2	6,631	2
Total foreign revenue	245,084	88	273,519	86	261,557	88
Total revenue	$279,256	100%	$318,366	100%	$297,768	100%

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

Revenue by Distributors

Our largest customers are distributors and sales through distributors have historically made up a significant portion of our total revenue. Revenue attributable to resales of products by our primary distributors are as follows:

	% of Total Revenue
	2012	2011	2010
Nu Horizons Electronics Corp. (including Arrow Electronics)	33%	22%	18%
Weikeng Group	14	14	14
Avnet, Inc.	—	17	17
All others	8	8	7
All sell-through distributors	55%	61%	56%

Orders from our sell-through distributors are initially recorded at published list prices; however, for a majority of our sales, the final selling price is determined at the time of resale and in accordance with a distributor price agreement. In certain circumstances, we allow sell-through distributors to return unsold products. At times, we protect our sell-through distributors against reductions in published list prices. For these reasons, we do not recognize revenue until products are resold by sell-through distributors to an end customer.

In 2011 our global franchise agreement with Avnet terminated, however, we had mutually agreed to terms for the transition of inventory through December 31, 2011. Revenue from Avnet made up approximately 20% of our total revenue for the first nine months of fiscal 2011. Because we and our remaining global and regional distributors worked directly with our end customers in order to transition the fulfillment of customer orders to replacement distributors, the impact on our business as a result of this change has been negligible. We continue to serve our end customers with a network that includes a global distributor, regional distributors, manufacturer's representatives, and our direct sales team.

(17) Quarterly Financial Data (Unaudited):

A summary of the Company's consolidated quarterly results of operations is as follows (in thousands, except per share data):

	2012				2011
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenue	$65,875	$70,889	$70,792	$71,700	$70,170	$81,720	$83,861	$82,615
Gross margin	$35,673	$38,548	$37,051	$39,485	$40,463	$47,854	$50,671	$49,609
Restructuring charges (adjustment)	$5,375	$—	$87	$556	$1,097	$1,760	$1,387	$1,835
Net (loss) income	$(7,175)	$(2,175)	$(12,542)	$(7,714)	$40,945	$13,337	$13,031	$10,919
Basic net (loss) income per share	$(0.06)	$(0.02)	$(0.11)	$(0.07)	$0.35	$0.11	$0.11	$0.09
Diluted net (loss) income per share	$(0.06)	$(0.02)	$(0.11)	$(0.07)	$0.34	$0.11	$0.11	$0.09

(18) Subsequent Event:

On January 25, 2013, we entered into a lease of a 98,874 square foot research and development facility in San Jose, California and intend to commence operations at that facility during the second quarter of fiscal 2013. The term of the lease is 159 months with total annual rental costs of $2.1 million with approximately 3% annual increases.

On February 27, 2013, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. All repurchases will be open market transactions and funded from available working capital.

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a patent infringement lawsuit against the Company, Altera Corporation and Microsemi Corporation in the U.S. District Court for the District of Delaware, seeking unspecified damages. The complaint alleged, inter alia, that certain programmable logic devices manufactured by the Company infringe certain United States patents assigned to Intellectual Ventures. In February 2013, the Company entered into a License Agreement with Intellectual Ventures granting the Company a license to a portfolio of patents held by Intellectual Ventures, including those forming the basis for the patent infringement lawsuit, for the field programmable gate array device field of use. As a result of this License Agreement, the Company and Intellectual Ventures have settled this matter and Intellectual Ventures has agreed to dismiss the action against us. The resolution of this matter did not have a material adverse effect on our financial position, results of operation or cash flows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lattice Semiconductor Corporation:
We have audited the accompanying consolidated balance sheets of Lattice Semiconductor Corporation and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the years in the three‑year period ended December 29, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lattice Semiconductor Corporation and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lattice Semiconductor Corporation's internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Portland, Oregon
March 8, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lattice Semiconductor Corporation:
We have audited Lattice Semiconductor Corporation's internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lattice Semiconductor Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Lattice Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lattice Semiconductor Corporation and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 29, 2012, and our report dated March 8, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Portland, Oregon
March 8, 2013

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

Management assessed the effectiveness of the company's internal control over financial reporting as of December 29, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 29, 2012, the Company's internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has audited the Company's financial statements in this report on Form 10-K and issued its report on the effectiveness of the Company's internal control over financial reporting as of December 29, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15(d) - 15(f) under the Exchanges Act) that occurred during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. The Standards of Ethics and Conduct is posted on our website at www.latticesemi.com. Amendments to the code of ethics or any grant of a waiver from a provision of the code of ethics requiring disclosure under applicable SEC rules, if any, will be disclosed on our website at www.latticesemi.com.

Information about our “Director Code of Ethics” and written committee charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee are available free of charge on the Company's website at www.latticesemi.com and are available in print to any shareholder upon request.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011. The procedures by which security holders may recommend nominees to our Board of Directors were described in detail in the information concerning our Nominating and Governance Committee under the caption “Board Meetings and Committees” in our Proxy Statement filed April 12, 2012.

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

(3) Exhibits.

Exhibit Number	Description

3.1	The Company’s Restated Certificate of Incorporation filed, as amended on June 4, 2009 (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed June 4, 2009).

3.2	The Company’s Bylaws, as amended and restated as of June 4, 2009 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed June 4, 2009).

10.24*	Lattice Semiconductor Corporation 1996 Stock Incentive Plan, as amended, and Related Form of Option Agreement.

10.33*	2001 Outside Directors' Stock Option Plan, as amended and restated.

10.34*	2001 Stock Plan, as amended, and related Form of Option Agreement.

10.35
Intellectual Property Agreement by and between Agere Systems Inc. and Agere Systems Guardian Corporation and Lattice Semiconductor Corporation as Buyer, dated January 18, 2002 (Incorporated by reference to Exhibit 10.35 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).

10.37*
Lattice Semiconductor Corporation Executive Deferred Compensation Plan, as amended and restated effective as of August 11, 1997 (Incorporated by reference to Exhibit 99.3 filed with the Company’s Registration Statement on Form S-3, as amended, dated October 17, 2002).

10.38*
Amendment No. 1 to the Lattice Semiconductor Corporation Executive Deferred Compensation Plan, as amended, dated November 19, 1999 (Incorporated by reference to Exhibit 99.4 filed with the Company’s Registration Statement on Form S-3, as amended, dated October 17, 2002).

10.39
Registration Rights Agreement, dated as of June 20, 2003, between the Company and the initial purchaser named therein (Incorporated by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-3 on August 13, 2003).

Exhibit Number	Description

10.41*
Form of Indemnification Agreement executed by each director and executive officer of the Company and certain other officers and employees of the Company and its subsidiaries (Incorporated by reference to Exhibit 10.41 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

10.51*
Form of Amendment to Stock Option Agreements for 1996 Stock Incentive Plan, as amended, and 2001 Stock Plan, as amended (Incorporated by reference to Exhibit 99.3 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.56*	Form of Notice of Grant of Restricted Stock Units to Executive Officer (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.63*	2009 Bonus Plan of Lattice Semiconductor Corporation (Incorporated by reference to Exhibit 10.63 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009).

10.66*
Employment Agreement between Lattice Semiconductor Corporation and Byron Milstead effective as of December 30, 2008 (Incorporated by reference to Exhibit 10.66 filed with the Company's Annual Report on Form 10-K filed for the fiscal year ended January 3, 2009).

10.67*
Employment Agreement between Lattice Semiconductor Corporation and Sean Riley dated September 22, 2008 (Incorporated by reference to Exhibit 10.67 filed with the Company's Current Report on Form 10-Q filed on May 8, 2009).

10.69*
Lattice Semiconductor Corporation 2010 Cash Incentive Compensation Plan (Incorporated by reference to Exhibit 10.69 filed with the Company's Annual Report on Form 10-K filed for the fiscal year ended January 2, 2010).

10.70*
Employment Agreement between Lattice Semiconductor Corporation and Darin G. Billerbeck dated as of November 8, 2010 (Incorporated by reference to Exhibit 10.70 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2010).

10.71*
Employment Agreement between Lattice Semiconductor Corporation and Joe Bedewi dated as of April 11, 2011. (Incorporated by reference to Exhibit 10.71 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2011).

10.72*
Lattice Semiconductor Corporation 2012 Employee Stock Purchase Plan (incorporated by reference to Annex 1 to the Company's Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Stockholders filed on April 12, 2012).

10.73
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

10.74*
Lattice Semiconductor Corporation 2011 Non-Employee Director Equity Incentive Plan (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A for the 2011 Annual Meeting of Stockholders filed on April 12, 2011).

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
Joe Bedewi Corporate Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: March 8, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ DARIN G. BILLERBECK	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2013
Darin G. Billerbeck

/s/ JOE BEDEWI	Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2013
Joe Bedewi

/s/ ROBIN ABRAMS	Director	March 8, 2013
Robin Abrams

/s/ JOHN BOURGOIN	Director	March 8, 2013
John Bourgoin

/s/ PATRICK S. JONES	Director	March 8, 2013
Patrick S. Jones

/s/ BALAJI KRISHNAMURTHY	Director	March 8, 2013
Balaji Krishnamurthy

/s/ W. RICHARD MARZ	Director	March 8, 2013
W. Richard Marz

/s/ GERHARD H. PARKER	Director	March 8, 2013
Gerhard H. Parker

Director
Hans Schwarz

Schedule II
LATTICE SEMICONDUCTOR CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged (Credit) to costs and expenses	Charged to other accounts	Write-offs net of recoveries	Balance at end of period
Fiscal year ended December 29, 2012:
Allowance for deferred taxes	$147,499	$1,652	$58	$—	$149,209
Allowance for doubtful accounts	939	286	—	(103)	1,122
Allowance for warranty expense	—	—	—	—	—
	$148,438	$1,938	$58	$(103)	$150,331
Fiscal year ended December 31, 2011:
Allowance for deferred taxes	$271,208	$(123,709)	$—	$—	$147,499
Allowance for doubtful accounts	866	73	—	—	939
Allowance for warranty expense	99	—	—	(99)	—
	$272,173	$(123,636)	$—	$(99)	$148,438
Fiscal year ended January 1, 2011:
Allowance for deferred taxes	$292,683	$—	$(476)	$(20,999)	$271,208
Allowance for doubtful accounts	963	—	—	(97)	866
Allowance for warranty expense	153	—	—	(54)	99
	$293,799	$—	$(476)	$(21,150)	$272,173