Form 10-Q
period 2013-03-30
LATTICE SEMICONDUCTOR CORP
filed 2013-05-07
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 30, 2013
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

Large accelerated filer[ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of May 3, 2013                  115,638,383

LATTICE SEMICONDUCTOR CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about: the majority of our revenue being through our sell-through distributors; the impact of our global tax structure and expectations regarding taxes and tax adjustments; the Asia Pacific market being the primary source of our revenue; our plans to sell our auction rate securities; the costs and benefits of our restructuring plans; the impact of new accounting pronouncements; our expectations regarding customer preferences and product use; our expectations regarding defenses to claims against our intellectual property; our anticipated future amortization expenses; expected implementation of our stock repurchase program; our making significant future investments in research and development; our beliefs concerning the adequacy of our liquidity, and our ability to meet our operating and capital requirements and obligations.

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

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenue	$71,158	$71,700
Costs and expenses:
Cost of products sold	33,003	32,215
Research and development	18,114	19,146
Selling, general and administrative	16,498	17,923
Acquisition related charges, including amortization of intangible assets	749	1,707
Restructuring charges	153	556
	68,517	71,547
Income from operations	2,641	153
Other (expense) income, net	(52)	64
Income before income taxes	2,589	217
Provision for income taxes	699	7,931
Net Income (loss)	$1,890	$(7,714)

Net Income (loss) per share:
Basic	$0.02	$(0.07)
Diluted	$0.02	$(0.07)

Shares used in per share calculations:
Basic	115,391	118,174
Diluted	116,714	118,174

Comprehensive Income (loss)
Net Income (loss)	$1,890	$(7,714)
Other comprehensive income:
Unrealized (loss) gain related to marketable securities, net	(148)	(74)
Less: reclassification adjustment for losses included in net income (loss)	73	9
Translation adjustment	(165)	155
Comprehensive Income (loss)	$1,650	$(7,624)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	March 30, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$105,494	$118,536
Short-term marketable securities	73,550	64,865
Accounts receivable, net	55,984	46,947
Inventories	43,755	44,194
Prepaid expenses and other current assets	14,020	12,806
Total current assets	292,803	287,348
Property and equipment, less accumulated depreciation	40,596	40,384
Long-term marketable securities	4,717	4,717
Other long-term assets	8,795	6,854
Intangible assets, net of amortization	14,694	15,430
Goodwill	44,808	44,808
Deferred income taxes	28,617	29,218
Total assets	$435,030	$428,759
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$37,132	$36,391
Accrued payroll obligations	8,125	6,149
Deferred income and allowances on sales to sell-through distributors	11,656	10,553
Total current liabilities	56,913	53,093
Long-term liabilities	18,101	18,116
Total liabilities	75,014	71,209
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 115,529,000 and 115,500,000 shares issued and outstanding	1,155	1,155
Paid-in capital	621,986	621,170
Accumulated other comprehensive loss	(501)	(261)
Accumulated deficit	(262,624)	(264,514)
Total stockholders' equity	360,016	357,550
Total liabilities and stockholders' equity	$435,030	$428,759
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net Income (loss)	$1,890	$(7,714)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,066	5,027
Change in deferred income tax provision	367	7,520
Stock-based compensation	1,912	1,624
Changes in assets and liabilities:
Accounts receivable, net	(9,037)	(15,820)
Inventories	439	433
Prepaid expenses and other assets	(361)	(3,367)
Accounts payable and accrued expenses (includes restructuring)	872	978
Accrued payroll obligations	1,976	(1,999)
Deferred income and allowances on sales to sell-through distributors	1,103	3,220
Other liabilities	(165)	155
Net cash provided by (used in) operating activities	4,062	(9,943)
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	21,890	15,018
Purchase of marketable securities	(30,650)	(6,024)
Capital expenditures	(3,054)	(3,442)
Other investing activities, primarily time based software licenses	(4,194)	(1,082)
Net cash (used in) provided by investing activities	(16,008)	4,470
Cash flows from financing activities:
Net share settlement upon issuance of RSUs	(109)	(376)
Purchase of treasury stock	(2,452)	(1,558)
Net proceeds from issuance of common stock	1,465	2,491
Net cash (used in) provided by financing activities	(1,096)	557
Net (decrease) in cash and cash equivalents	(13,042)	(4,916)
Beginning cash and cash equivalents	118,536	141,423
Ending cash and cash equivalents	$105,494	$136,507
Supplemental disclosures of non-cash investing and financing activities:
Unrealized (loss) gain related to marketable securities, net, included in Accumulated other comprehensive loss	$(75)	$(65)
Income taxes paid, net of refunds	$852	$329
Distribution of deferred compensation from trust assets	$18	$65
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies:

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared by Lattice Semiconductor Corporation (“Lattice,” the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in our opinion include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our first quarter of fiscal 2013 and first quarter of fiscal 2012 ended on March 30, 2013 and March 31, 2012, respectively. All references to quarterly or three months ended financial results are references to the results for the relevant fiscal period.

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

Cash Equivalents and Marketable Securities

We consider all investments that are readily convertible into cash and have original maturities of three months or less, to be cash equivalents. Cash equivalents consist primarily of highly liquid investments in time deposits or money market accounts and are carried at cost. We account for marketable securities as available for sale with unrealized gains or losses recorded to Accumulated other comprehensive income (loss), unless losses are considered other-than-temporary, in which case, losses are charged to the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Foreign Exchange and Translation of Foreign Currencies

A portion of our silicon wafer and other purchases are denominated in Japanese yen and we bill certain Japanese customers in yen. Gains or losses from foreign exchange rate fluctuations on balances denominated in foreign currencies are reflected in Other (expense) income, net. Realized and unrealized gains or losses on foreign currency transactions were not significant for the periods presented. We translate accounts denominated in foreign currencies in accordance with ASC 830, “Foreign Currency Matters” using the current rate method, under which asset and liability accounts are translated at the current rate, while stockholders' equity accounts are translated at the appropriate historical rates, and revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments related to the consolidation of foreign subsidiary financial statements are reflected in Accumulated other comprehensive loss in Stockholders' equity.

Derivative Financial Instruments

At March 30, 2013 and December 29, 2012, we had open foreign exchange contracts of 100,000,000 JPY and 150,000,000 JPY, respectively. The contracts outstanding at March 30, 2013 and December 29, 2012 were settled in April 2013 and January 2013, respectively. Although such hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges for accounting purposes and are adjusted to fair value through earnings, with an impact of less than $0.1 million for the periods reported. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Concentration of credit risk with respect to trade receivables are mitigated by a geographically diverse customer base and our credit and collection process. Accounts receivable do not bear interest, and are shown net of allowances for doubtful accounts of $1.2 million and $1.1 million at March 30, 2013 and December 29, 2012, respectively. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

We rely on a limited number of foundries for our wafer purchases including: Fujitsu Limited, Seiko Epson Corporation Taiwan Semiconductor Manufacturing Company, Ltd, United Microelectronics Corporation, and GLOBALFOUNDRIES.

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

Revenue from sales to original equipment manufacturers ("OEMs") or sell-in distributors is recognized upon shipment. Revenue from sales by our sell-through distributors is recognized at the time of reported resale. Under both types of revenue recognition, persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no remaining customer acceptance requirements and no remaining significant performance obligations.

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

For sell-through distributors, at the time of shipment to distributors, we (a) record Accounts receivable, net at published list price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (b) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (c) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to sell-through distributors in the liability section of our consolidated balance sheets. The final price is set at the time of resale and is determined in accordance with a distributor price agreement. Revenue and cost of products sold to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net Income (loss), and Accounts receivable are adjusted to reflect the final selling price.

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table (in thousands):

	March 30, 2013	December 29, 2012
Inventory valued at published list price and held by sell-through distributors with right of return	$39,093	$38,623
Allowance for distributor advances	(22,000)	(22,450)
Deferred cost of sales related to inventory held by sell-through distributors	(5,437)	(5,620)
Total Deferred income and allowances on sales to sell-through distributors	$11,656	$10,553

We expect a significant portion of our revenue in fiscal 2013 will be from sell-through distributors. For the first quarter of the fiscal year 2013 and the fiscal year ended 2012, resale of product by sell-through distributors as a percentage of our total revenue was 49%, and 61%, respectively.

We must use estimates and apply judgment to reconcile sell-through distributors' reported inventories to their activities. Errors in our estimates or judgments could result in inaccurate reporting of our Revenue, Cost of products sold, Deferred income and allowances on sales to sell-through distributors, and Net Income (loss).

Revenue from software licensing was not material for the periods presented.

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

Note 2 - New Accounting Pronouncements:

In February 2013, the Financial Accounting Standards Board ("FASB") issued amendments to the FASB Accounting Standards Codification relating to the reporting of reclassifications out of accumulated other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We were required to adopt these amendments in the first quarter of fiscal 2013.

Note 3 - Net income (loss) Per Share:

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

A reconciliation of basic and diluted Net income (loss) per share is presented below (in thousands, except per share data):

	Three Months Ended
	March 30, 2013	March 31, 2012
Basic and diluted Net Income (loss)	$1,890	$(7,714)
Shares used in basic Net Income (loss) per share	115,391	118,174
Dilutive effect of stock options, RSUs and ESPP shares	1,323	—
Shares used in diluted Net Income (loss) per share	116,714	118,174
Basic Net Income (loss) per share	$0.02	$(0.07)
Diluted Net Income (loss) per share	$0.02	$(0.07)

The computation of diluted Net income per share for the three months ended March 30, 2013, includes the effects of stock options, RSUs and ESPP shares aggregating approximately 1.3 million shares, as they are dilutive, and excludes the effects of stock options, RSUs and ESPP shares aggregating approximately 7.4 million shares, as they are antidilutive. The computation of diluted Net loss per share for the three months ended March 31, 2012 excludes the effects of stock options, RSUs and ESPP shares aggregating approximately 12.3 million shares, as they are antidilutive. Stock options, RSUs and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position. Stock options and RSUs that are dilutive in the first quarter of fiscal 2013 could become antidilutive in the future.

Note 4 - Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	March 30, 2013	December 29, 2012
Short-term marketable securities:
Maturities of less than five years	$73,550	$64,865
Long-term marketable securities:
Maturities of more than ten years	4,717	4,717
Total marketable securities	$78,267	$69,582

The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	March 30, 2013	December 29, 2012
Short-term marketable securities:
Corporate and government bonds and notes and commercial paper	$73,550	$64,865
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	4,717	4,717
Total marketable securities	$78,267	$69,582

The following table summarizes the composition of our auction rate securities (in thousands):

	March 30, 2013			December 29, 2012
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$5,700	$4,717	AA+	$5,700	$4,717	AA+
Total auction rate securities	$5,700	$4,717		$5,700	$4,717

At March 30, 2013, due to continued multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company are classified as Long-term marketable securities. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program ("FFELP"). The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available.

Note 5 - Fair Value of Financial Instruments (in thousands):

	Fair value measurements as of March 30, 2013				Fair value measurements as of December 29, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$73,550	$73,550	$—	$—	$64,865	$64,865	$—	$—
Long-term marketable securities	4,717	—	—	4,717	4,717	—	—	4,717
Foreign currency forward exchange contracts	(17)	—	(17)	—	(5)	—	(5)	—
Total fair value of financial instruments	$78,250	$73,550	$(17)	$4,717	$69,577	$64,865	$(5)	$4,717

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

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our auction rate securities are classified as Level 3 instruments. Management uses a combination of the market and income approach to derive the fair value of auction rate securities, which include third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity. Our Level 3 instruments are classified as Long-term marketable securities on our Condensed Consolidated Balance Sheet and are entirely made up of auction rate securities that consist of student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the FFELP. Fair value measurement may be sensitive to various unobservable inputs such as the ability of students to repay their loans, or change in the provision of government guarantees policy toward guaranteeing loan repayment. If students are unable to pay back their loans or the government changes its policy, our investments may be further impaired.

There were no transfers between Levels 1 and 2 during the first three months ended fiscal 2013 or 2012. There were no transfers into or out of Level 3 during the first three fiscal months ended fiscal 2013 or 2012.

During the three months ended March 30, 2013 and March 31, 2012, the following changes occurred in our Level 3 instruments (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Beginning fair value of Long-term marketable securities	$4,717	$6,946
Fair value of securities sold or redeemed	—	—
Ending fair value of Long-term marketable securities	$4,717	$6,946

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized loss of less than $0.1 million during the three months ended March 30, 2013 and an unrealized loss of less than $0.1 million during the three months ended March 31, 2012, on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive income (loss). Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive loss or the previously reported other-than-temporary impairment charge.

Note 6 - Inventories (in thousands):

	March 30, 2013	December 29, 2012
Work in progress	$28,410	$27,915
Finished goods	15,345	16,279
Total inventories	$43,755	$44,194

Note 7 - Business Combinations and Goodwill:

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

Inventories were recorded at their estimated fair value ("step-up"), which represented an amount equivalent to estimated selling prices less fulfillment costs and a normative selling profit. The step-up of $0.3 million was charged to Acquisition related charges during the six months ended June 30, 2012, approximating the estimated inventory turn-over for this particular product.
In July 2011, the Company acquired substantially all of the assets of Rise Technology Development Limited ("Rise"), for $1.0 million in cash.  Of the purchase price, $0.9 million was allocated to Goodwill and the remaining to net tangible assets acquired.

No impairment charges relating to goodwill and intangible assets were recorded for the first three months of 2013 or 2012.

Note 8 - Intangible Assets and Acquisition Related Charges:

In connection with our acquisition of SiliconBlue in December 2011, we recorded identifiable intangible assets related to developed technology and customer relationships based on guidance for determining fair value under the provisions of ASC 820. The following table summarizes the details of the Company’s total purchased intangible assets (in thousands):

	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net of amortization March 30, 2013
Developed technology	7	$10,700	$(1,974)	$8,726
Customer relationships	5.5	7,800	(1,832)	5,968
Total	6.3	$18,500	$(3,806)	$14,694

Amortization expense associated with these intangible assets is reported as Acquisition related charges, including the amortization of intangibles in the Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $0.7 million, in the first quarters of the fiscal years ended 2013 and 2012. We expect amortization expense related to these intangible assets to approximate $2.9 million each year in fiscal years 2013 - 2016, $2.2 million in 2017, and $1.5 million in 2018.

Acquisition related charges, including amortization of intangible assets in the Consolidated Statements of Operations and Comprehensive Income (Loss) also include severance and professional fees related to the acquisition, as well as the amortization of the stepped up value of inventory collectively amounting to $0.0 million and $1.0 million in the first quarter of the fiscal years 2013 and 2012, respectively.

Note 9 - Changes in Stockholders' Equity and Accumulated other Comprehensive loss (in thousands):

	Common stock	Paid-in capital	Treasury stock	Accumu- lated deficit	Accumu- lated other compre- hensive loss	Total
Balances, December 29, 2012	$1,155	$621,170	$—	$(264,514)	$(261)	$357,550
Net Income for the three months ended March 30, 2013	—	—	—	1,890	—	1,890
Unrealized loss related to marketable securities, net	—	—	—	—	(75)	(75)
Translation adjustments	—	—	—	—	(165)	(165)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of taxes)	6	1,350	—	—	—	1,356
Stock repurchase	—	—	(2,452)	—	—	(2,452)
Retirement of treasury stock	(6)	(2,446)	2,452	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	1,912	—	—	—	1,912
Balances, March 30, 2013	$1,155	$621,986	$—	$(262,624)	$(501)	$360,016

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program was twelve months. The 2012 program was completed during the three months ended March 30, 2013, with the repurchase of approximately 0.6 million shares for $2.5 million.

On February 27, 2013, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. No shares were repurchased under this program during the three months ended March 30, 2013. We expect that all future repurchases will be open market transactions funded from available working capital.

Note 10 - Income Taxes:

For the three months ended March 30, 2013 and March 31, 2012, the Company recorded an income tax provision of approximately $0.7 million and $7.9 million, respectively. The income tax provision for the three months ended March 30, 2013 represents tax at the federal, state and foreign statutory tax rates adjusted for non-deductible stock compensation, withholding taxes, changes in uncertain tax positions as well as other non-deductible items in foreign jurisdictions.

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

The global tax structure was completed during the first quarter of 2012 upon the intercompany sale of inventory and fixed assets. During 2012, this inventory was sold to end customers in the ordinary course of business resulting in income before taxes in the U.S. and a loss before taxes in foreign jurisdictions. Taxes were applied to the gain based on U.S. statutory rates, offset by deferred tax assets. This resulted in an increase to the effective tax rate and a net income tax provision of $7.9 million during the three months ended March 31, 2012.

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2009, 2008 and 2006, respectively.

We are not currently under examination in any tax jurisdictions.

We believe that it is reasonably possible that $0.7 million of unrecognized tax benefits and $0.3 million of associated interest and penalties could be recognized during the next twelve months. The $0.7 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to federal and state income tax credits claimed and foreign tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

We have federal net operating loss carryforwards that expire at various dates between 2023 and 2032. We have state net operating loss carryforwards that expire at various dates from 2013 through 2032. We also have federal and state credit carryforwards, some of which do not expire, with the remainder expiring at various dates from 2013 through 2032.

We are paying foreign income taxes, which are reflected in the Provision for income taxes in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and are primarily related to the cost of operating offshore subsidiaries. We are not currently paying federal income taxes and do not expect to pay such taxes until our tax net operating loss and credit carryforwards are fully utilized. We expect to pay a nominal amount of state income tax. We accrue interest and penalties related to uncertain tax positions in the Provision for income taxes.

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was enacted into law during the quarter ended March 30, 2013. The tax benefit resulting from the reinstatement of the federal research and development tax credit was offset by a valuation allowance and therefore did not impact the Company's annual effective tax rate.

Note 11 - Restructuring:

In October, 2012, the Company's Board of Directors adopted the "2012 restructuring plan." In connection with this restructuring plan, the Company reduced its headcount by approximately 110 employees and eliminated certain sites, including its sites in Pennsylvania and Illinois. In connection with this action, the Company recorded restructuring charges of approximately $0.2 million in the first quarter of fiscal 2013. The "2012 restructuring plan" was substantially completed during the first quarter of fiscal 2013.

In 2011, the Company adopted the "2011 restructuring plan" to more efficiently implement its product development cycle and streamline supply chain activities. In connection with this action, the Company recorded restructuring charges of approximately $0.6 million during the first quarter of fiscal 2012. The 2011 restructuring plan was completed during the second quarter of 2012.

The following table displays the activity related to the restructuring plans described above (in thousands):

	Severance and related	Lease termination	Other	Total
Balance at December 31, 2011	$1,543	$26	$—	$1,569
Restructuring Charges	276	—	374	650
Cash Payments	(1,356)	(12)	(374)	(1,742)
Adjustments to prior restructuring costs	(80)	(14)	—	(94)
Balance at March 31, 2012	$383	$—	$—	$383

Balance at December 29, 2012	$2,373	$793	$258	$3,424
Restructuring Charges	30	19	104	153
Cash Payments	(1,767)	(196)	(171)	(2,134)
Adjustments to prior restructuring costs	—	—	—	—
Balance at March 30, 2013	$636	$616	$191	$1,443

We cannot be certain as to the actual amount of any remaining restructuring charges or the timing of their recognition for financial reporting purposes.

Note 12 - Stock-Based Compensation:

Total stock-based compensation expense included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Line item:
Cost of products sold	$125	$107
Research and development	772	622
Selling, general and administrative	1,015	895
Total stock-based compensation	$1,912	$1,624

Note 13 - Legal Matters:

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

Note 14 - Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of programmable logic products. Our revenue by major geographic area based on ship-to location was as follows (dollars in thousands):

	Three Months Ended
	March 30, 2013		March 31, 2012
Asia	$49,339	69%	$46,146	65%
Europe	12,704	18	13,226	18
Americas	9,115	13	12,328	17
Total revenue	$71,158	100%	$71,700	100%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the three months ended March 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on form 10-K for the fiscal year ended December 29, 2012.

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

Results of Operations

Key elements of our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows (dollars in thousands):

	Three Months Ended
	March 30, 2013		March 31, 2012
Revenue	$71,158	100.0%	$71,700	100.0%

Gross margin	38,155	53.6	39,485	55.1
Research and development	18,114	25.5	19,146	26.7
Selling, general and administrative	16,498	23.2	17,923	25.0
Acquisition related charges	749	1.1	1,707	2.4
Restructuring charges	153	0.2	556	0.8
Income from operations	$2,641	3.7%	$153	0.2%

Revenue by Product Line

The composition of our revenue by product line for the first quarter of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended
	March 30, 2013		March 31, 2012
PLD	$48,323	68%	$48,363	67%
FPGA	22,835	32	23,337	33
Total revenue	$71,158	100%	$71,700	100%

For the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, FPGA revenue declined approximately 2% while PLD revenue remained essentially flat. The decline in FPGA revenue was caused by declining volume in certain of our more mature products, substantially offset by volume increases for certain of our new products.

Revenue by End Market

The following end market data is derived from data that is provided to us by our distributors and end customers. With a diverse base of customers who in some cases manufacture end products spanning multiple end markets, the assignment of revenue to a specific end market requires the use of estimates and judgment. Therefore, actual results may differ from those reported. During the first quarter of 2013, the Company refined its methodology for assigning revenue to End Market categories. All periods presented have been revised to conform to this methodology.

The composition of our revenue by end market for the first quarter of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended
	March 30, 2013		March 31, 2012
Communications	$27,538	39%	$27,890	39%
Industrial and other	18,359	26	23,087	32
Consumer	18,145	25	10,253	14
Computing	7,116	10	10,540	15
Total revenue	$71,158	100%	$71,770	100%
.

Communications continue to represent our largest end market. For the first three months of 2013 compared to 2012, revenue from the Communications market was essentially flat both in dollars and as a percent of total revenue.

For the first three months of 2013 compared to 2012, Industrial and other market declined approximately 20% due primarily to a decline in the volume of late product life-cycle buys.

Revenue from our Consumer market increased approximately 77% for the first three months of 2013 compared to the first three months of 2012. Consumer market revenue increased due in large part to strong growth in our iCE 40 product, which bolstered our Consumer market product offerings.

The Computing end market declined approximately 32% for the first quarter of fiscal 2013 when compared to the first quarter of fiscal 2012, due to reduced volume driven primarily by macroeconomic factors.

Revenue by Product Classification

The composition of our revenue by product classification for the first quarter of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended
	March 30, 2013		March 31, 2012
New *	$27,764	39%	$11,389	16%
Mainstream *	33,393	47	38,343	53
Mature *	10,001	14	21,968	31
Total revenue	$71,158	100%	$71,700	100%

Revenue for New products increased 144% for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. New product revenue increased primarily due to strong volume ramping of certain New products, principally to customers in the Consumer and Communications end markets.

Revenue for Mainstream products decreased 13% for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Mainstream product revenue declined due primarily to reduced volume as customers migrated to newer technology.

Mature product revenue declined 54% for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Mature product revenues declined due to reduced volume as customers migrated to newer technology and a decline in the volume of late product life-cycle buys.

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

The composition of our revenue by geography, for the first quarter of fiscal 2013 and fiscal 2012 respectively, based on ship-to location, was as follows (dollars in thousands):

	Three Months Ended
	March 30, 2013		March 31, 2012
Asia	$49,339	69%	$46,146	65%
Europe	12,704	18	13,226	18
Americas	9,115	13	12,328	17
Total revenue	$71,158	100%	$71,700	100%

Revenue declined in the Americas and Europe for the first three months of 2013 compared to the first three months of 2012 due largely to macroeconomic weakness in those regions. Revenue increased in Asia for the first three months of 2013 compared to the first three months of 2012 due primarily to the strength of the Consumer market.

We believe that the Asia region will remain the primary source of our revenue due to relatively more favorable business conditions in Asia and a continuing trend towards the outsourcing of manufacturing by North American and European customers to the Asia region.

Revenue by Distributors

Our largest customers are distributors, and sales through distributors have historically made up a significant portion of our total revenue. Revenue attributable to resales of products by our primary sell-through distributors for the first quarter of fiscal 2013 and fiscal 2012 respectively, was as follows:

	% of Total Revenue Three Months Ended
	March 30, 2013	March 31, 2012
Nu Horizons Electronics Corp. (including its parent company, Arrow Electronics)	29%	33%
Weikeng Group	12	11
All others	8	9
All sell-through distributors	49%	53%

Gross Margin

The composition of our gross margin, including as a percentage of revenue, for first fiscal quarters 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Gross margin	$38,155	$39,485
Percentage of net revenue	53.6%	55.1%

For the first three months of 2013 compared to the first three months of 2012, gross margin declined 1.5 percentage points. Changes in customer and product mix, attributable to strong growth of new product revenue in the Communication and Consumer end markets, drove the margin decline. More than 40% of this mix decline was offset by manufacturing and material cost improvements.

Operating Expenses

Research and development expense

The composition of our research and development expenses, including as a percentage of revenue, for first fiscal quarters 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012	% change
Research and development	$18,114	$19,146	(5)
Percentage of net revenue	25.5%	26.7%

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

The decrease in the first quarter of fiscal 2013, compared to the first quarter of fiscal 2012, was primarily a result of a decline in compensation and benefits expense as the result of reduced headcount, lower outside engineering services and mask related expenses. Approximately one-half of the aforementioned decreases were offset by an increase in variable compensation.

Selling, General, and Administrative Expense

The composition of our selling, general and administrative expenses, including as a percentage of revenue, for first fiscal quarters 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012	% change
Selling, general and administrative	$16,498	$17,923	(8)
Percentage of net revenue	23.2%	25.0%

Selling, general, and administrative expenses include costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional services and travel expenses.

The decrease in the first quarter of fiscal 2013, compared to the first quarter fiscal 2012, was primarily due to a decrease in compensation and benefits expense as the result of reduced headcount. Approximately 20% of this decrease was offset by an increase in variable compensation.

Acquisition Related Charges, including amortization of intangible assets

The composition of our acquisition related charges, including as a percentage of revenue, for first fiscal quarters 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012	% change
Acquisition related charges, including amortization of intangible assets	$749	$1,707	(56)
Percentage of net revenue	1.1%	2.4%

Acquisition related charges include severance and professional fees directly related to acquisitions, as well as the amortization of the stepped up value of inventory and amortization of identifiable intangible assets with finite useful lives associated with our December 16, 2011 acquisition of SiliconBlue.

The charges include $0.7 million in amortization of intangible assets for the first quarter of fiscal 2013. The decrease in the first quarter of fiscal 2013, compared to the first quarter of fiscal 2012, was primarily a result of decreased professional fees and severance costs.

Restructuring Charges

The composition of our restructuring related charges, including as a percentage of revenue, for first fiscal quarters 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012	% change
Restructuring charges	$153	$556	(72)
Percentage of net revenue	0.2%	0.8%

On October 12, 2012, our Board of Directors adopted a 2012 restructuring plan. We incurred restructuring charges of $0.2 million in the first quarter of fiscal 2013, and the 2012 restructuring plan was substantially completed in the first quarter of 2013.

The restructuring charges incurred on the first quarter of 2012 primarily resulted from severance and other related costs connected with the 2011 restructuring plan completed in the second quarter of fiscal 2012.

Other (expense) income, net

The composition of our Other (expense) income, net, including as a percentage of revenue, for first fiscal quarters 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012	% change
Other (expense) income, net	$(52)	$64	(181)
Percentage of net revenue	(0.1)%	0.1%

The decrease in Other (expense) income, net, in fiscal 2013, as compared to fiscal 2012, resulted primarily from losses on the sale or maturity of marketable securities and increased interest expense which were partially offset by decreased losses on foreign exchange.

Income Taxes

The composition of our income taxes for first fiscal quarters 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012	% change
Provision for income taxes	$699	$7,931	(91)

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

The global tax structure was completed during the first quarter of 2012 upon the intercompany sale of inventory and fixed assets. During 2012, this inventory has been sold to end customers in the ordinary course of business resulting in income before taxes in the U.S. and a loss before taxes in foreign jurisdictions. Taxes were applied to the gain based on U.S. statutory rates, offset by deferred tax assets. This resulted in an increase to the effective tax rate and a net income tax provision of $7.9 million during the three months ended March 31, 2012. No such discrete tax items were recognized during the first quarter of fiscal 2013.

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

We believe that our financial resources will be sufficient to meet our working capital needs through the next 12 months. As of March 30, 2013, we have no long-term debt and do not have significant long-term commitments for capital expenditures. In the future, we may consider acquisition opportunities to extend our product or technology portfolios and to expand our product offerings. In connection with funding capital expenditures, completing acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain debt or equity financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs.

Cash and cash equivalents, Short-term and Long-term investments (dollars in thousands):

	March 30, 2013	December 29, 2012	$ change
Cash and cash equivalents	$105,494	$118,536	$(13,042)
Short-term marketable securities	73,550	64,865	8,685
Long-term marketable securities	4,717	4,717	—
Total Cash and cash equivalents, short-term and long-term marketable securities	$183,761	$188,118	$(4,357)

As of March 30, 2013, we had total Cash and cash equivalents of $105.5 million, of which approximately $41.2 million was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of March 30, 2013, we could access all cash held by our foreign subsidiaries without incurring material additional expense.

The net decrease in Cash and cash equivalents and short-term investments of $4.4 million as compared to December 29, 2012, was primarily the result of cash used for repurchases of common stock of $2.5 million and capital expenditures of $3.1 million and other investing activities of $4.2 million. These uses of cash were partially offset by cash provided by operations of $4.0 million and net proceeds from the issuance of common stock pursuant to employee stock compensation plans of $1.4 million.

At March 30, 2013, Long-term investments consisted of auction rate securities with par value of $5.7 million and an estimated fair value of $4.7 million. Due to continued multiple failed auctions and the resultant illiquidity of these investments, we have classified our investment in auction rate securities as long-term. We intend to sell the auction rate securities as markets for these securities resume or reasonable offers become available.

Accounts receivable, net (dollars in thousands):

	March 30, 2013	December 29, 2012	Change
Accounts receivable, net	$55,984	$46,947	$9,037
Days sales outstanding	71	64	7

Accounts receivable, net increased $9.0 million, or 19%, as of March 30, 2013, compared to December 29, 2012, due primarily to timing of shipments and collections in the last weeks of each quarter. As a result of this increase in accounts receivable, days sales outstanding at March 30, 2013 was 71 days, an increase of 7 days from December 29, 2012.

Inventories (dollars in thousands):

	March 30, 2013	December 29, 2012	Change
Inventories	$43,755	$44,194	$(439)
Months of inventory on hand	4.0	4.4	(0.4)

Inventory decreased $0.4 million, or 1%, as of March 30, 2013, compared to December 29, 2012. Our months of inventory on hand decreased from 4.4 months at December 29, 2012 to 4.0 months at March 30, 2013.

Share Repurchase Program

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program was twelve months. The 2012 program was completed during the three months ended March 30, 2013, with the repurchase of approximately 0.6 million shares for $2.5 million.

On February 27, 2013, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. No shares were repurchased under this program during the three months ended March 30, 2013. We expect that all future repurchases will be open market transactions funded from available working capital.

Credit Arrangements

As of March 30, 2013, we had no long-term debt, no significant long-term purchase commitments for capital expenditures, and no existing used or unused credit arrangements.

Contractual Obligations

There have been no significant changes to the Company's contractual obligations outside of the ordinary course of business in the first three months of fiscal 2013 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 29, 2012.

Off-Balance Sheet Arrangements

As of March 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Market Risks

At March 30, 2013 and December 29, 2012, we held auction rate securities with a par value of $5.7 million. At March 30, 2013 and December 29, 2012, the auction rate securities held by us had an estimated fair value of $4.7 million. Our investments in auction rate securities are subject to interest rate and market risk. A hypothetical 10% movement in interest rates would not have a material impact on the fair value of the portfolio. If the market for our investment portfolio declines, our consolidated operating results may be negatively impacted.

Foreign Currency Exchange Rate Risk

We have international subsidiary and branch operations. In addition, a portion of our silicon wafer and other purchases are denominated in Japanese yen and we bill our Japanese customers in yen. We mitigate the resulting foreign currency exchange rate exposure by entering into foreign currency forward exchange contracts for Japanese yen.  Although such hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges for accounting purposes and are adjusted to fair value through earnings. We do not hold or issue derivative financial instruments for trading or speculative purposes.

As a result of the use of derivative financial instruments, the Company is exposed to the risk that counter-parties to derivative contracts will fail to meet their contractual obligations. To mitigate the counter-party credit risk, the Company enters into contracts with major financial institutions based upon their credit ratings and other factors.

There have been no material changes to the quantitative and qualitative disclosures about market risk reported in our Annual Report on Form 10-K for the year ended December 29, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 159d) - 15(f) under the Exchanges Act) that occurred during the first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth above under Note 12 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A. Risk Factors

The following risk factors and other information included herein include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012 and should be carefully considered before making an investment decision relating to our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

Our inability to accomplish any of the foregoing could materially and adversely affect our business, financial condition, and results of operations. Cyclicality in the Consumer market could periodically result in higher levels of revenue concentration with a single or small number of customers. In addition, because of rapid changes in this market, which may affect demand for our products, the revenue derived from sales in this market may vary significantly over time adversely affecting our financial results.

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

Customer design-in activity and, therefore, future revenue growth, is dependent on market acceptance of our new products and the continued market acceptance of our current products. We face uncertainties relating to the potential impact of customer design-in activity because we cannot easily predict whether any particular customer design-in will ultimately result in sales of significant volume. After we obtain a specific customer design-in, many factors can impact the timing and volume of sales which are ultimately realized. Changes in the competitive position of our technology, our customers' product competitiveness or product strategy, the financial condition of the customer, and other factors can impact the timing and volume of sales ultimately realized from any specific customer design-in. If our new products do not achieve market acceptance, or our current products do not maintain market acceptance, we may not be able to manage production levels or accurately forecast the future revenue and operating results may be adversely affected.

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims are not yet resolved, including those that are discussed under Note 13 contained in the Notes to Condensed Consolidated Financial Statements, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, we may be faced with significant monetary damages or injunctive relief against us that could materially and adversely affect our financial condition and operating results and certain portions of our business.

If we are not able to successfully compete in the highly competitive semiconductor industry, our financial results and future prospects will be adversely affected.

The semiconductor industry is intensely competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing and sales resources. The current level of competition in the programmable logic market is high and may increase in the future. We currently compete directly with companies that have licensed our technology or have developed similar products, including Altera Corporation and Xilinx, Inc. We also compete with numerous semiconductor companies that offer products based on alternative solutions such as ASIC, ASSP, microcontroller, analog, and digital signal processing (DSP) technologies. Competition from these semiconductor companies may increase as we offer products in the Consumer market. These competitors are established, multinational semiconductor companies as well as emerging companies. If we are unable to compete successfully in this environment, our future results may be adversely affected.

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

 On October 12, 2012, the Board of Directors of the Company adopted a 2012 restructuring plan. In connection with this restructuring plan, the Company reduced and eliminated certain sites. The 2012 restructuring plan was substantially completed in the first quarter of 2013.

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

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program was twelve months. During the first quarter of fiscal 2013, approximately 0.6 million shares were repurchased for $2.5 million. At March 30, 2013, we had $0 remaining under the approved program. All repurchases were open market transactions and funded from available working capital.

The following table summarizes the Company's repurchase of its common stock during the quarter ended March 30, 2013, under the program approved on February 24, 2012:

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
December 30, 2012 through January 26, 2013	376,400	$4.11	376,400	$906,108
January 27, 2013 through February 23, 2013	202,900	$4.46	202,900	$—
February 24, 2013 through March 30, 2013	—	$—	—
Total for the quarter	579,300	$4.23	579,300

On February 27, 2013, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. No shares were repurchased during the three months ended March 30, 2013. We expect that all future repurchases will be open market transactions funded from available working capital.

The following table summarizes the Company's repurchase of its common stock during the quarter ended March 30, 2013 under the program approved on February 27, 2013:

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
February 27, 2013 through March 30, 2013	—	$—	—	$20,000,000
Total for the quarter	—	$—	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	The Company’s Restated Certificate of Incorporation filed, as amended on June 4, 2009 (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed June 4, 2009).

3.2	The Company’s Bylaws, as amended and restated as of June 4, 2009 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed June 4, 2009).

10.24*
Lattice Semiconductor Corporation 1996 Stock Incentive Plan, as amended, and Related Form of Option Agreement. (Incorporated by reference to Exhibit 10.24 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012)

10.33*
2001 Outside Directors' Stock Option Plan, as amended and restated. (Incorporated by reference to Exhibit 10.33 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012)

10.34*
2001 Stock Plan, as amended, and related Form of Option Agreement. (Incorporated by reference to Exhibit 10.34 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012)

10.35
Intellectual Property Agreement by and between Agere Systems Inc. and Agere Systems Guardian Corporation and Lattice Semiconductor Corporation as Buyer, dated January 18, 2002 (Incorporated by reference to Exhibit 10.35 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).

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

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)

/s/ JOE BEDEWI
JOE BEDEWI
Corporate Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)

Date: May 7, 2013