Form 10-Q
period 2013-06-29
LATTICE SEMICONDUCTOR CORP
filed 2013-08-06
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 29, 2013
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

Large accelerated filer[ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of August 2, 2013                  116,097,047

LATTICE SEMICONDUCTOR CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about: significant portions of our revenue being through our sell-through distributors; the impact of our global tax structure and expectations regarding taxes and tax adjustments; the Asia Pacific market being the primary source of our revenue; our plans to sell our auction rate securities; the costs and benefits of our restructuring plans; the impact of new accounting pronouncements; our expectations regarding customer preferences and product use; our expectations regarding defenses to claims against our intellectual property; our anticipated future amortization expenses; expected implementation of and funding for our stock repurchase program; our making significant future investments in research and development; our beliefs concerning the adequacy of our liquidity, and our ability to meet our operating and capital requirements and obligations.

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, the concentration of our sales in the communications end market, particularly as it relates to the concentration of our sales in the Asia Pacific region, market acceptance and demand for our new products, any disruption of our distribution channels, unexpected charges, delays or results relating to our restructuring plans, the effect of the downturn in the economy on capital markets and credit markets, the impact of competitive products and pricing, unanticipated taxation requirements, or positions of the U.S. Internal Revenue Service, unexpected impacts of recent accounting guidance and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this Report. You should not unduly rely on forward-looking statements because our actual results could differ materially from those expressed in any forward-looking statements made by us. In addition, any forward-looking statement applies only as of the date on which it is made. We do not plan to, and undertake no obligation to, update any forward-looking statements to reflect events or circumstances that occur after the date on which such statements are made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue	$84,694	$70,792	$155,852	$142,492
Costs and expenses:
Cost of products sold	39,584	33,741	72,587	65,956
Research and development	20,267	19,363	38,381	38,509
Selling, general and administrative	17,072	19,405	33,570	37,328
Acquisition related charges, including amortization of intangible assets	737	982	1,486	2,689
Restructuring charges	19	87	172	643
	77,679	73,578	146,196	145,125
Income (loss) from operations	7,015	(2,786)	9,656	(2,633)
Other (expense) income, net	(54)	694	(106)	758
Income (loss) before income taxes	6,961	(2,092)	9,550	(1,875)
Provision for income taxes	1,921	10,450	2,620	18,381
Net Income (loss)	$5,040	$(12,542)	$6,930	$(20,256)

Net Income (loss) per share:
Basic	$0.04	$(0.11)	$0.06	$(0.17)
Diluted	$0.04	$(0.11)	$0.06	$(0.17)

Shares used in per share calculations:
Basic	115,733	117,874	115,562	118,024
Diluted	117,109	117,874	116,935	118,024

Comprehensive Income (loss)
Net Income (loss)	$5,040	$(12,542)	$6,930	$(20,256)
Other comprehensive income:
Unrealized (loss) gain related to marketable securities, net	(84)	43	(232)	(22)
Less: reclassification adjustment for losses included in other (expense) income, net	229	(78)	302	(78)
Translation adjustment	(265)	104	(430)	259
Comprehensive Income (loss)	$4,920	$(12,473)	$6,570	$(20,097)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	June 29, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$99,276	$118,536
Short-term marketable securities	74,948	64,865
Accounts receivable, net	63,605	46,947
Inventories	49,654	44,194
Prepaid expenses and other current assets	13,342	12,527
Total current assets	300,825	287,069
Property and equipment, less accumulated depreciation	41,733	40,384
Long-term marketable securities	4,717	4,717
Other long-term assets	8,503	6,854
Intangible assets, net of amortization	13,957	15,430
Goodwill	44,808	44,808
Deferred income taxes	13,757	15,357
Total assets	$428,300	$414,619
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$32,819	$36,391
Accrued payroll obligations	9,194	6,149
Deferred income and allowances on sales to sell-through distributors	13,890	10,553
Total current liabilities	55,903	53,093
Long-term liabilities	5,222	3,976
Total liabilities	61,125	57,069
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 115,835,579 and 115,500,000 shares issued and outstanding	1,158	1,155
Paid-in capital	624,222	621,170
Accumulated other comprehensive loss	(621)	(261)
Accumulated deficit	(257,584)	(264,514)
Total stockholders' equity	367,175	357,550
Total liabilities and stockholders' equity	$428,300	$414,619
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net Income (loss)	$6,930	$(20,256)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,962	10,271
Change in deferred income tax provision	2,108	17,750
Gain on sale or maturity of marketable securities, net	—	(393)
Stock-based compensation	4,423	3,678
Changes in assets and liabilities:
Accounts receivable, net	(16,658)	(23,387)
Inventories	(5,460)	162
Prepaid expenses and other assets	(2,054)	(374)
Accounts payable and accrued expenses (includes restructuring)	(4,726)	(50)
Accrued payroll obligations	3,045	(2,129)
Deferred income and allowances on sales to sell-through distributors	3,337	1,595
Net cash provided by (used in) operating activities	907	(13,133)
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	36,196	35,309
Purchase of marketable securities	(46,209)	(16,034)
Capital expenditures	(6,837)	(8,075)
Other investing activities, primarily time based software licenses	(1,519)	(2,340)
Net cash (used in) provided by investing activities	(18,369)	8,860
Cash flows from financing activities:
Net share settlement upon issuance of RSUs	(431)	(641)
Purchase of treasury stock	(2,452)	(6,970)
Net proceeds from issuance of common stock	1,515	2,668
Net cash used in financing activities	(1,368)	(4,943)
Effect of exchange rate change on cash	(430)	261
Net decrease in cash and cash equivalents	(19,260)	(8,955)
Beginning cash and cash equivalents	118,536	141,423
Ending cash and cash equivalents	$99,276	$132,468
Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) related to marketable securities, net, included in Accumulated other comprehensive income (loss)	$70	$(22)
Income taxes paid, net of refunds	$956	$382
Distribution of deferred compensation from trust assets	$35	$131
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies:

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared by Lattice Semiconductor Corporation (“Lattice,” the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in our opinion include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our second quarter of fiscal 2013 and second quarter of fiscal 2012 ended on June 29, 2013 and June 30, 2012, respectively. All references to quarterly, three or six months ended financial results are references to the results for the relevant fiscal period.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Lattice and its subsidiaries, all of which are wholly-owned, after the elimination of all intercompany balances and transactions. Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year.

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

Foreign Exchange and Translation of Foreign Currencies

We have international subsidiary and branch operations. In addition, a portion of our silicon wafer and other purchases are denominated in Japanese yen and we bill certain Japanese customers in yen. Gains or losses from foreign exchange rate fluctuations on balances denominated in foreign currencies are reflected in Other (expense) income, net. Realized and unrealized gains or losses on foreign currency transactions were not significant for the periods presented. We translate accounts denominated in foreign currencies in accordance with ASC 830, “Foreign Currency Matters,” using the current rate method under which asset and liability accounts are translated at the current rate, while stockholders' equity accounts are translated at the appropriate historical rates, and revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments related to the consolidation of foreign subsidiary financial statements are reflected in Accumulated other comprehensive loss in Stockholders' equity.

Derivative Financial Instruments

At June 29, 2013 and December 29, 2012, we had open foreign exchange contracts of 100,000,000 JPY and 150,000,000 JPY, respectively. The contracts outstanding at June 29, 2013 and December 29, 2012 were settled in July 2013 and January 2013, respectively. Although such hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges for accounting purposes and are adjusted to fair value through earnings, with an impact of less than $0.1 million for the periods reported. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Concentration of credit risk with respect to trade receivables is mitigated by a geographically diverse customer base and our credit and collection process. Accounts receivable do not bear interest, and are shown net of allowances for doubtful accounts of $1.2 million and $1.1 million at June 29, 2013 and December 29, 2012, respectively. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

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

For sell-through distributors, at the time of shipment to distributors, we (a) record Accounts receivable, net at published list price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (b) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (c) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to sell-through distributors in the liability section of our Consolidated Balance Sheets. The final price is set at the time of resale and is determined in accordance with a distributor price agreement. Revenue and cost of products sold to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net Income (loss), and Accounts receivable, net are adjusted to reflect the final selling price.

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table (in thousands):

	June 29, 2013	December 29, 2012
Inventory valued at published list price and held by sell-through distributors with right of return	$43,571	$38,623
Allowance for distributor advances	(23,890)	(22,450)
Deferred cost of sales related to inventory held by sell-through distributors	(5,791)	(5,620)
Total Deferred income and allowances on sales to sell-through distributors	$13,890	$10,553

We expect a significant portion of our revenue in fiscal 2013 will be from sell-through distributors. Resale of products by sell-through distributors as a percentage of total revenue was 44% and 46% for the three and six months ended June 29, 2013, respectively, and 56% and 55% for the three and six months ended June 30, 2012, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, net, inventory, auction rate securities, goodwill - including the assessment of reporting unit, intangible assets, current and deferred income taxes, accrued liabilities - including restructuring charges and bonus arrangements, deferred income and allowances on sales to sell-through distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the fiscal periods presented. Actual results could differ from those estimates.

Note 2 - New Accounting Pronouncements:

In February 2013, the FASB issued amendments to the FASB Accounting Standards Codification relating to the reporting of reclassifications out of accumulated other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We were required to adopt these amendments in the first quarter of fiscal 2013.

In June 2013, the Emerging Issues Task Force ("EITF") reached consensus on ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The consensus requires companies to present the unrecognized tax benefit as a reduction of the Deferred tax asset for a Net Operating Loss ("NOL") or similar tax loss, or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. We early adopted this requirement in June of 2013 with retrospective application as permitted by the standard. Amounts presented in prior periods have been reclassified to conform. This resulted in both long-term taxes payable and deferred tax assets declining by approximately $14 million for all periods presented.

Note 3 - Net income (loss) Per Share:

We compute basic net income (loss) per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units ("RSUs"), and Employee Stock Purchase Plan ("ESPP") shares. Our application of the treasury stock method includes as assumed proceeds, the average unamortized stock-based compensation expense for the period and the impact of the pro forma deferred tax benefit or cost associated with stock-based compensation expense.

A reconciliation of basic and diluted Net income (loss) per share is presented below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Basic and diluted Net Income (loss)	$5,040	$(12,542)	$6,930	$(20,256)
Shares used in basic Net Income (loss) per share	115,733	117,874	115,562	118,024
Dilutive effect of stock options, RSUs and ESPP shares	1,376	—	1,373	—
Shares used in diluted Net Income (loss) per share	117,109	117,874	116,935	118,024
Basic Net Income (loss) per share	$0.04	$(0.11)	$0.06	$(0.17)
Diluted Net Income (loss) per share	$0.04	$(0.11)	$0.06	$(0.17)

The computation of diluted Net income per share for the three and six months ended June 29, 2013, includes the effects of stock options, RSUs and ESPP shares aggregating approximately 1.4 million shares and 1.4 million shares, respectively, as they are dilutive, and excludes the effects of stock options, RSUs and ESPP shares aggregating approximately 9.6 million shares and 8.2 million shares, respectively, as they are antidilutive. The computation of diluted Net loss per share for both the three and six months ended June 30, 2012 excludes the effects of stock options, RSUs and ESPP shares aggregating approximately 12.2 million shares, as they are antidilutive. Stock options, RSUs and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position. Stock options and RSUs that are dilutive in the second quarter and first six months of fiscal 2013 could become antidilutive in the future.

Note 4 - Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	June 29, 2013	December 29, 2012
Short-term marketable securities:
Maturities of less than five years	$74,948	$64,865
Long-term marketable securities:
Maturities of more than ten years	4,717	4,717
Total marketable securities	$79,665	$69,582

The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	June 29, 2013	December 29, 2012
Short-term marketable securities:
Corporate and government bonds and notes and commercial paper	$74,948	$64,865
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	4,717	4,717
Total marketable securities	$79,665	$69,582

The following table summarizes the composition of our auction rate securities (in thousands):

	June 29, 2013			December 29, 2012
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$5,700	$4,717	AA+	$5,700	$4,717	AA+
Total auction rate securities	$5,700	$4,717		$5,700	$4,717

At June 29, 2013, due to continued multiple failed auctions and a determination of illiquidity, the auction rate securities held by us are classified as Long-term marketable securities. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the FFELP. We intend to sell our auction rate securities as markets for these securities resume or reasonable offers become available.

Note 5 - Fair Value of Financial Instruments (in thousands):

	Fair value measurements as of June 29, 2013				Fair value measurements as of December 29, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$74,948	$74,948	$—	$—	$64,865	$64,865	$—	$—
Long-term marketable securities	4,717	—	—	4,717	4,717	—	—	4,717
Foreign currency forward exchange contracts	(17)	—	(17)	—	(5)	—	(5)	—
Total fair value of financial instruments	$79,648	$74,948	$(17)	$4,717	$69,577	$64,865	$(5)	$4,717

We invest in various financial instruments including corporate and government bonds and notes, commercial paper and auction rate securities. In addition, we enter into foreign currency forward exchange contracts to mitigate our foreign currency exchange rate exposure. We carry these instruments at their fair value in accordance with ASC 820. The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

There were no transfers between Levels 1 and 2 during the first six months ended fiscal 2013 or 2012. There were no transfers into or out of Level 3 during the first six months ended fiscal 2013 or 2012.

During the six months ended June 29, 2013 and June 30, 2012, the following changes occurred in our Level 3 instruments (in thousands):

	Six Months Ended
	June 29, 2013	June 30, 2012
Beginning fair value of Long-term marketable securities	$4,717	$6,946
Fair value of securities sold or redeemed	—	(2,285)
Ending fair value of Long-term marketable securities	$4,717	$4,661

In accordance with ASC 320, “Investments-Debt and Equity Securities,” we recorded an unrealized gain of less than $0.1 million during the six months ended June 29, 2013 and an unrealized gain of less than $0.1 million during the six months ended June 30, 2012, on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If we were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive loss or the previously reported other-than-temporary impairment charge.

Note 6 - Inventories (in thousands):

	June 29, 2013	December 29, 2012
Work in progress	$28,878	$27,915
Finished goods	20,776	16,279
Total inventories	$49,654	$44,194

Note 7 - Business Combinations and Goodwill:

In December 2011, we acquired SiliconBlue Technologies Ltd., ("SiliconBlue"), for $63.2 million in cash. Of the total purchase price, $43.9 million was allocated to goodwill, $18.5 million was allocated to intangible assets, and the remaining to net tangible assets acquired. The goodwill and identifiable intangible assets are not deductible for tax purposes. SiliconBlue was consolidated into our financial statements beginning in December 2011.

Inventories were recorded at their estimated fair value ("step-up"), which represented an amount equivalent to estimated selling prices less fulfillment costs and a normative selling profit. The step-up of $0.3 million was charged to Acquisition related charges during the six months ended June 30, 2012, approximating the estimated inventory turnover for this particular product.
In July 2011, we acquired substantially all of the assets of Rise Technology Development Limited ("Rise"), for $1.0 million in cash.  Of the purchase price, $0.9 million was allocated to goodwill and the remaining to net tangible assets acquired.

No impairment charges relating to goodwill and intangible assets were recorded for the first six months of 2013 or 2012.

Note 8 - Intangible Assets and Acquisition Related Charges:

In connection with our acquisition of SiliconBlue in December 2011, we recorded identifiable intangible assets related to developed technology and customer relationships based on guidance for determining fair value under the provisions of ASC 820. The following table summarizes the details of our total purchased intangible assets (in thousands):

	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net of amortization June 29, 2013
Developed technology	7	$10,700	$(2,357)	$8,343
Customer relationships	5.5	7,800	(2,186)	5,614
Total	6.3	$18,500	$(4,543)	$13,957

Amortization expense associated with these intangible assets is reported as Acquisition related charges, including the amortization of intangibles in the Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $0.7 million in each of the second quarters of the fiscal years ended 2013 and 2012. We expect amortization expense related to these intangible assets to approximate $2.9 million each year in fiscal years 2013 - 2016, $2.2 million in 2017, and $1.5 million in 2018.

Acquisition related charges, including amortization of intangible assets in the Consolidated Statements of Operations and Comprehensive Income (Loss) also include severance and professional fees related to the acquisition, as well as the amortization of the stepped-up value of inventory collectively amounting to $0.0 million and $0.2 million in the second quarter of the fiscal years 2013 and 2012, respectively.

Note 9 - Changes in Stockholders' Equity and Accumulated Other Comprehensive Loss (in thousands):

	Common stock	Paid-in capital	Treasury stock	Accumu- lated deficit	Accumu- lated other compre- hensive loss	Total
Balances, December 29, 2012	$1,155	$621,170	$—	$(264,514)	$(261)	$357,550
Net Income for the six months ended June 29, 2013	—	—	—	6,930	—	6,930
Unrealized gain related to marketable securities, net	—	—	—	—	70	70
Translation adjustments	—	—	—	—	(430)	(430)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of taxes)	9	1,075	—	—	—	1,084
Stock repurchase	—	—	(2,452)	—	—	(2,452)
Retirement of treasury stock	(6)	(2,446)	2,452	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	4,423	—	—	—	4,423
Balances, June 29, 2013	$1,158	$624,222	$—	$(257,584)	$(621)	$367,175

On February 24, 2012, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program was twelve months. The 2012 program was completed during the first quarter of fiscal 2013, with the repurchase of approximately 0.6 million shares for $2.5 million.

On February 27, 2013, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. No shares were repurchased under this program during the six months ended June 29, 2013. We expect that all future repurchases will be open market transactions funded from available working capital.

Note 10 - Income Taxes:

For the three months ended June 29, 2013 and June 30, 2012, we recorded an income tax provision of approximately $1.9 million and $10.5 million, respectively. For the six months ended June 29, 2013 and June 30, 2012, we recorded an income tax provision of approximately $2.6 million and $18.4 million, respectively. The income tax provision for the three and six months ended June 29, 2013 represents tax at the federal, state and foreign statutory tax rates adjusted for non-deductible stock compensation, withholding taxes, changes in uncertain tax positions as well as other non-deductible items in foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as we intend to permanently reinvest these earnings outside of the United States.

On December 31, 2011, we began to implement a global tax structure to more effectively align our corporate structure with the geographic business operations including responsibility for sales and manufacturing activities. As part of this tax restructuring, we created new and realigned existing legal entities, completed intercompany sales of rights to intellectual property, inventory and fixed assets across different tax jurisdictions, and implemented cost-sharing and intellectual property licensing and royalty agreements between our U.S. and foreign entities.

The global tax structure was completed during the first quarter of 2012 upon the intercompany sale of inventory and fixed assets. During 2012, this inventory was sold to end customers in the ordinary course of business resulting in income before taxes in the United States and a loss before taxes in certain foreign jurisdictions. Because these foreign jurisdictions have 0% income tax rates, we received no tax benefit associated with the losses resulting in a significant foreign rate differential. Taxes were applied to the U.S. income resulting from the intercompany sale based on U.S. statutory rates, offset by deferred tax assets. This resulted in an increase to the effective tax rate and a net income tax provision of $10.5 million and $18.4 million during the three and six months ended June 30, 2012, respectively.

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2009, 2008 and 2007, respectively. However, "NOL" and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which the attributes are used. We are not currently under examination in any tax jurisdictions. In July 2013, we received notification that the Internal Revenue Service will be commencing an examination of our 2011 federal income tax return.

We believe that it is reasonably possible that $0.4 million of unrecognized tax benefits and $0.3 million of associated interest and penalties could be recognized during the next twelve months. The $0.7 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to federal and state income tax credits claimed and foreign tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

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

The American Taxpayer Relief Act of 2012, which reinstated the U.S. federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was enacted into law during the three months ended March 30, 2013. The tax benefit resulting from the reinstatement of the federal research and development tax credit was offset by a valuation allowance and therefore did not impact our annual effective tax rate.

Note 11 - Restructuring:

In October 2012, our Board of Directors adopted the "2012 restructuring plan." In connection with this restructuring plan, we reduced our headcount by approximately 110 employees and eliminated certain sites, including sites in Pennsylvania and

Illinois. In connection with this action, we recorded restructuring charges of less than $0.1 million in the second quarter of fiscal 2013. The 2012 restructuring plan was substantially completed during the first quarter of fiscal 2013.

In 2011, our Board of Directors adopted the "2011 restructuring plan" to more efficiently implement our product development cycle and streamline supply chain activities. In connection with this action, we recorded restructuring charges of approximately $0.1 million during the second quarter of fiscal 2012. The 2011 restructuring plan was completed during the second quarter of 2012.

The following table displays the activity related to the restructuring plans described above (in thousands):

	Severance and related	Lease termination	Other	Total
Balance at December 31, 2011	$1,543	$26	$—	$1,569
Restructuring Charges	296	—	465	761
Cash Payments	(1,735)	(12)	(465)	(2,212)
Adjustments to prior restructuring costs	(104)	(14)	—	(118)
Balance at June 30, 2012	$—	$—	$—	$—

Balance at December 29, 2012	$2,373	$793	$258	$3,424
Restructuring Charges	101	91	245	437
Cash Payments	(2,295)	(403)	(188)	(2,886)
Adjustments to prior restructuring costs	(144)	(65)	(56)	(265)
Balance at June 29, 2013	$35	$416	$259	$710

We cannot be certain as to the actual amount of any remaining restructuring charges or the timing of their recognition for financial reporting purposes.

Note 12 - Stock-Based Compensation:

Total stock-based compensation expense included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Line item:
Cost of products sold	$164	$142	$289	$249
Research and development	1,041	817	1,813	1,439
Selling, general and administrative	1,306	1,095	2,321	1,990
Total stock-based compensation	$2,511	$2,054	$4,423	$3,678

Note 13 - Legal Matters:

On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (“John”) against us in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, John seeks an injunction, unspecified damages, and attorneys' fees and expenses. We filed a request for re-examination of the patent by the U.S. Patent and Trademark Office (“PTO”), which was granted by the PTO. The litigation was stayed pending the results of the re-examination. After the re-examination concluded, the stay was lifted on January 1, 2012, and the lawsuit was transferred by consent of the parties to the Northern District of California. We also filed a request for a second re-examination of the patent, which was granted and is still pending. Discovery is open and proceeding. Trial is scheduled for September 22, 2014. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to us. We believe we possess defenses to these claims and intend to vigorously defend this litigation. It is reasonably possible that the actual losses may exceed our accrued liabilities, however, we cannot currently estimate such amount.

We are also exposed to certain other asserted and unasserted potential claims. There can be no assurance that, with respect to potential claims made against us, we could resolve such claims under terms and conditions that would not have a material adverse effect on our business, our liquidity or our financial results. Periodically, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we then accrue a liability for the estimated loss based on the provisions of FASB ASC 450, “Contingencies" (“ASC 450”). Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise estimates. Presently, no accrual has been estimated under ASC 450 for potential losses that may or may not arise from the current lawsuits in which we are involved.

Note 14 - Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of programmable logic products. Our revenue by major geographic area based on ship-to location was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
Asia	$62,318	74%	$49,389	70%	$111,657	72%	$95,535	67%
Europe	12,104	14	12,086	17	24,808	16	25,312	18
Americas	10,272	12	9,317	13	19,387	12	21,645	15
Total revenue	$84,694	100%	$70,792	100%	$155,852	100%	$142,492	100%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the six months ended June 29, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on form 10-K for the fiscal year ended December 29, 2012.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, net, inventory, auction rate securities, goodwill - including the assessment of reporting unit, intangible assets, current and deferred income taxes, accrued liabilities - including restructuring charges and bonus arrangements, deferred income and allowances on sales to sell-through distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the fiscal periods presented. Actual results could differ from those estimates.

Results of Operations

Key elements of our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
Revenue	$84,694	100.0%	$70,792	100.0%	$155,852	100.0%	$142,492	100.0%

Gross margin	45,110	53.3	37,051	52.3	83,265	53.4	76,536	53.7
Research and development	20,267	23.9	19,363	27.4	38,381	24.6	38,509	27.0
Selling, general and administrative	17,072	20.2	19,405	27.4	33,570	21.5	37,328	26.2
Acquisition related charges, including amortization of intangible assets	737	0.9	982	1.4	1,486	1.0	2,689	1.9
Restructuring charges	19	—	87	0.1	172	0.1	643	0.5
Income from operations	$7,015	8.3%	$(2,786)	(3.9)%	$9,656	6.2%	$(2,633)	(1.8)%

Revenue by Product Line

The composition of our revenue by product line for the second quarter and first six months of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
PLD	$58,702	69%	$45,945	65%	$107,025	69%	$94,308	66%
FPGA	25,992	31	24,847	35	48,827	31	48,184	34
Total revenue	$84,694	100%	$70,792	100%	$155,852	100%	$142,492	100%

For the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012, PLD revenue grew by 28% and FPGA revenue grew by 5%. During the first six months of fiscal 2013 when compared to the first six months of fiscal 2012, PLD revenue increased 13% while FPGA revenue was essentially flat.

The growth in PLD revenue was driven primarily by volume increases in certain of our new products.

Revenue by End Market

The end market data below is derived from data provided to us by our distributors and end customers. With a diverse base of customers who in some cases manufacture end products spanning multiple end markets, the assignment of revenue to a specific end market requires the use of estimates and judgment. Therefore, actual results may differ from those reported. During the first quarter of 2013, we refined our methodology for assigning revenue to end market categories. All periods presented have been revised to conform to this methodology.

The composition of our revenue by end market for the second quarter and first six months of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
Communications	$31,928	37%	$32,743	46%	$59,464	39%	$60,638	43%
Industrial and other	19,669	23	23,164	33	38,062	24	46,217	32
Consumer	25,897	31	5,473	8	44,018	28	15,695	11
Computing	7,200	9	9,412	13	14,308	9	19,942	14
Total revenue	$84,694	100%	$70,792	100%	$155,852	100%	$142,492	100%
.

Communications continues to represent our largest end market. For the second quarter and first six months of fiscal 2013 compared to the second quarter and first six months of fiscal 2012, revenue from the Communications market was essentially flat in dollars, but lower as a percent of total revenue due to strong growth in the Consumer market.

For the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 and the first six months of fiscal 2013 compared to the first six months of 2012 the Industrial and other market declined approximately 15% and 18%, respectively. This revenue decline is due primarily to reduced volume of late product life-cycle buys.

Revenue from our Consumer market increased 373% for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 and 180% for the first six months of fiscal 2013 compared to the first six months of 2012. Consumer market revenue increased due in large part to strong growth of our iCE40 product, which bolstered our Consumer market product offerings.

Revenue from our Computing end market declined approximately 23% for the second quarter of fiscal 2013 when compared to the second quarter of fiscal 2012 and 28% for the first six months of fiscal 2013 compared to the first six months of 2012 due to reduced volume driven primarily by macroeconomic factors.

Revenue by Product Classification

The composition of our revenue by product classification for the second quarter and first six months of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
New *	$39,094	46%	$13,766	20%	$66,858	43%	$25,155	18%
Mainstream *	35,663	42	42,709	60	69,056	44	81,052	57
Mature *	9,937	12	14,317	20	19,938	13	36,285	25
Total revenue	$84,694	100%	$70,792	100%	$155,852	100%	$142,492	100%

Revenue for New products increased 184% for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 and increased 166% during the first six months of fiscal 2013 compared to the first six months of fiscal 2012. New product revenue increased primarily due to strong volume ramping of certain New products, principally to customers in the Consumer and Communications end markets.

Revenue for Mainstream products decreased 16% for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 and 15% for the first six months of fiscal 2013 compared to the first six months of fiscal 2012. Mainstream product revenue declined due primarily to reduced volume as customers migrated to our newer technology.

Mature product revenue declined 31% for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 and 45% for the first six months of fiscal 2013 compared to the first six months of fiscal 2012. Mature product revenues declined primarily due to reduced volume as customers migrated to newer technology and a decline in the volume of late product life-cycle buys.

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

Revenue by Geography

We assign revenue to geographies based on customer ship-to address at the time when revenue is recognized. In the case of sell-in distributors and OEM customers, revenue is typically recognized, and geography is assigned, when products are shipped to our distributor or customer. In the case of sell-through distributors revenue is recognized when resale to the end customer occurs and geography is assigned based on the end customer location on the resale reports provided by the distributor.

The composition of our revenue by geography for the second quarter and first six months of fiscal 2013 and fiscal 2012 based on ship-to location was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
Asia	$62,318	74%	$49,389	70%	$111,657	72%	$95,535	67%
Europe	12,104	14	12,086	17	24,808	16	25,312	18
Americas	10,272	12	9,317	13	19,387	12	21,645	15
Total revenue	$84,694	100%	$70,792	100%	$155,852	100%	$142,492	100%

Revenue increased 26% in Asia for the second quarter of 2013 compared to the second quarter of 2012 due primarily to strong volume growth of New products in the Consumer market. Similarly, revenue from Asia increased 17% for the first six months of fiscal 2013 when compared to the first six months of fiscal 2012.

Revenue increased 10% in the Americas and was essentially flat in Europe for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Revenue in the Americas and Europe declined 10% and 2%, respectively, during the first six months of fiscal 2013 when compared to the first six months of fiscal 2012.

We believe that the Asia region will remain the primary source of our revenue due to relatively more favorable business conditions in Asia and a continuing trend towards the outsourcing of manufacturing by North American and European customers to the Asia region.

Revenue by Distributors

Our largest customers often are distributors, and sales through distributors have historically made up a significant portion of our total revenue. Revenue attributable to resale of products by our primary sell-through distributors for the second quarter and first six months of fiscal 2013 and fiscal 2012 was as follows:

	% of Total Revenue Three Months Ended		% of Total Revenue Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Nu Horizons Electronics Corp. (including its parent company, Arrow Electronics)	26%	33%	29%	33%
Weikeng Group	11	14	11	12
All others	7	9	8	9
All sell-through distributors	44%	56%	48%	54%

Gross Margin

The composition of our gross margin, including as a percentage of revenue, for the second quarter and first six months of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Gross margin	$45,110	$37,051	$83,265	$76,536
Percentage of revenue	53.3%	52.3%	53.4%	53.7%

For the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012, gross margin increased 1.0 percentage point. The reduction in Gross Margin due to relative product and customer mix resulting from the increased percentage of revenue attributable to "New" products was more than offset by product cost reductions coupled with a benefit from the sale of fully reserved inventory.

Gross Margin decreased approximately 0.3 percentage points during the first six months of fiscal 2013 compared to the first six months of fiscal 2012. The Gross Margin degradation due to product and customer mix resulting from the increased percentage of revenue attributable to New products was almost entirely offset by product cost reductions and a slight benefit from the sale of fully reserved inventory.

Operating Expenses

Research and development expense

The composition of our research and development expenses, including as a percentage of revenue, for the second quarter and first six months of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2013	June 30, 2012	% change	June 29, 2013	June 30, 2012	% change
Research and development	$20,267	$19,363	5	$38,381	$38,509	—
Percentage of net revenue	23.9%	27.4%		24.6%	27.0%

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

The increase in the second quarter of fiscal 2013, compared to the second quarter of fiscal 2012, was primarily a result of increased mask costs and variable compensation, partially offset by reduced outside engineering expenditures and by lower compensation as a result of reduced headcount.

The decrease in the first six months of fiscal 2013, compared to the first six months of fiscal 2012, was primarily due to a reduction in outside engineering expenditures and in compensation expenses as a result of reduced headcount, largely offset by higher mask costs and variable compensation.

Selling, General, and Administrative Expense

The composition of our selling, general and administrative expenses, including as a percentage of revenue, for the the second quarter and first six months of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2013	June 30, 2012	% change	June 29, 2013	June 30, 2012	% change
Selling, general and administrative	$17,072	$19,405	(12)	$33,570	$37,328	(10)
Percentage of net revenue	20.2%	27.4%		21.5%	26.2%

Selling, general, and administrative expenses include costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional services and travel expenses.

The decrease in the second quarter and first six months of fiscal 2013, compared to the second quarter and first six months of fiscal 2012, was primarily due to a lower compensation expense as a result of reduced headcount, partially offset by an increase in variable compensation.

Acquisition Related Charges, including amortization of intangible assets

The composition of our acquisition related charges, including amortization of intangible assets, as a percentage of revenue, for the the second quarter and first six months of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2013	June 30, 2012	% change	June 29, 2013	June 30, 2012	% change
Acquisition related charges, including amortization of intangible assets	$737	$982	(25)	$1,486	$2,689	(45)
Percentage of net revenue	0.9%	1.4%		1.0%	1.9%

Acquisition related charges include severance and professional fees directly related to acquisitions, as well as the amortization of the stepped up value of inventory and amortization of identifiable intangible assets with finite useful lives associated with our 2011 acquisition of SiliconBlue.

In the second quarter and first six months of fiscal 2013, the charges consist solely of amortization of intangible assets.

The decrease in the second quarter and first six months of fiscal 2013, compared to the second quarter and first six months of fiscal 2012, was primarily a result of professional fees and severance costs incurred in 2012.

Restructuring Charges

The composition of our restructuring related charges, including as a percentage of revenue, for the the second quarter and first six months of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2013	June 30, 2012	% change	June 29, 2013	June 30, 2012	% change
Restructuring charges	$19	$87	(78)	$172	$643	(73)
Percentage of net revenue	—%	0.1%		0.1%	0.5%

In October 2012, our Board of Directors adopted a 2012 restructuring plan. This plan was substantially completed in the first quarter of 2013.

For the first six months of fiscal 2013, compared to the first six months of fiscal 2012, the decrease in restructuring charges primarily resulted from severance and other related costs incurred in the first quarter of 2012 connected with the 2011 restructuring plan completed in the second quarter of fiscal 2012.

Other (expense) income, net

The composition of our Other (expense) income, net, including as a percentage of revenue, for the second quarter and first six months of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2013	June 30, 2012	% change	June 29, 2013	June 30, 2012	% change
Other (expense) income, net	$(54)	$694	(108)	$(106)	$758	(114)
Percentage of net revenue	(0.1)%	(0.1)%		(0.1)%	0.5%

For the second quarter of fiscal 2013, compared to the second quarter of fiscal 2012, the change in Other (expense) income, net, resulted primarily from a gain on the redemption of auction rate securities in the second quarter of fiscal 2012 while no comparable transaction occurred in the second quarter of fiscal 2013.

For the first six months of fiscal 2013, compared to the first six months of fiscal 2012, the change in Other (expense) income, net resulted primarily from a foreign exchange gain and a gain on the redemption of auction rate securities occurring in the first six months of fiscal 2012, which did not recur in the first six months of 2013.

Income Taxes

The composition of our income taxes for the second quarter and first six months of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2013	June 30, 2012	% change	June 29, 2013	June 30, 2012	% change
Provision for income taxes	$1,921	$10,450	(82)	$2,620	$18,381	(86)

On December 31, 2011, we began to implement a global tax structure to more effectively align our corporate structure with the geographic business operations including responsibility for sales and manufacturing activities. As part of this tax restructuring, we created new and realigned existing legal entities, completed intercompany sales of rights to intellectual property, inventory and fixed assets across different tax jurisdictions, and implemented cost-sharing and intellectual property licensing and royalty agreements between our U.S. and foreign entities.

The global tax structure was completed during the first quarter of 2012 upon the intercompany sale of inventory and fixed assets. During 2012, this inventory was sold to end customers in the ordinary course of business resulting in income before taxes in the United States and a loss before taxes in certain foreign jurisdictions. Because these foreign jurisdictions have 0% income tax rates, we received no tax benefit associated with the losses, resulting in a significant foreign rate differential. Taxes were applied to the U.S. income resulting from the intercompany sale based on U.S. statutory rates, offset by deferred tax assets. This resulted in an increase to the effective tax rate and a net income tax provision of $10.5 million and $18.4 million during the second quarter and first six months ended June 30, 2012.

For the second quarter and first six months of 2013 the tax provision and effective tax rate exclude significant discrete items and are consistent with our expectations given the profitability levels achieved.

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

We believe that our financial resources will be sufficient to meet our working capital needs through the next 12 months. As of June 29, 2013, we have no long-term debt and do not have significant long-term commitments for capital expenditures.

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

Cash and cash equivalents, Short-term and Long-term investments (dollars in thousands):

	June 29, 2013	December 29, 2012	$ change
Cash and cash equivalents	$99,276	$118,536	$(19,260)
Short-term marketable securities	74,948	64,865	10,083
Long-term marketable securities	4,717	4,717	—
Total Cash and cash equivalents, short-term and long-term marketable securities	$178,941	$188,118	$(9,177)

As of June 29, 2013, we had total Cash and cash equivalents of $99.3 million, of which approximately $12.2 million was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of June 29, 2013, we could access all cash held by our foreign subsidiaries without incurring material additional expense.

The net decrease in Cash and cash equivalents and short-term marketable securities of $9.2 million as compared to December 29, 2012, was primarily the result of cash used for repurchases of common stock of $2.5 million, capital expenditures of $6.8 million and other investing activities of $1.5 million. These uses of cash were partially offset by cash provided by operations of $0.5 million and net proceeds from the issuance of common stock pursuant to employee stock compensation plans of $1.5 million.

At June 29, 2013, Long-term investments consisted of auction rate securities with par value of $5.7 million and an estimated fair value of $4.7 million. Due to continued multiple failed auctions and the resultant illiquidity of these investments, we have classified our investment in auction rate securities as long-term. We intend to sell the auction rate securities as markets for these securities resume or reasonable offers become available.

Accounts receivable, net (dollars in thousands):

	June 29, 2013	December 29, 2012	Change
Accounts receivable, net	$63,605	$46,947	$16,658
Days sales outstanding	68	64	4

Accounts receivable, net increased 35%, as of June 29, 2013, compared to December 29, 2012, due primarily to the 29% increase in revenue in the second quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012. Days sales outstanding at June 29, 2013 was 68 days, an increase of 4 days from December 29, 2012.

Inventories (dollars in thousands):

	June 29, 2013	December 29, 2012	Change
Inventories	$49,654	$44,194	$5,460
Months of inventory on hand	3.8	4.4	(0.6)

Inventory increased 12%, as of June 29, 2013, compared to December 29, 2012. The increase in inventory is in anticipation of future demand and to enable product cost reduction. Our months of inventory on hand decreased from 4.4 months at December 29, 2012 to 3.8 months at June 29, 2013.

Share Repurchase Program

On February 24, 2012, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program was twelve months. The 2012 program was completed during the first quarter fiscal 2013, with the repurchase of approximately 0.6 million shares for $2.5 million.

On February 27, 2013, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. No shares have been repurchased under this program during the three or six months ended June 29, 2013. We expect that all future repurchases will be open market transactions funded from available working capital.

Credit Arrangements

As of June 29, 2013, we had no long-term debt, no significant long-term purchase commitments for capital expenditures, and no existing used or unused credit arrangements.

Contractual Obligations

There have been no significant changes to our contractual obligations outside of the ordinary course of business in the first six months of fiscal 2013 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 29, 2012.

Off-Balance Sheet Arrangements

As of June 29, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Market Risks

At June 29, 2013 and December 29, 2012, we held auction rate securities with a par value of $5.7 million. At June 29, 2013 and December 29, 2012, the auction rate securities held by us had an estimated fair value of $4.7 million. Our investments in auction rate securities are subject to interest rate and market risk. A hypothetical 10% movement in interest rates would not have a material impact on the fair value of the portfolio. If the market for our investment portfolio declines, our consolidated operating results may be negatively impacted.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 159d) - 15(f) under the Exchanges Act) that occurred during the first six months of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth above under Note 13 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A. Risk Factors

The following risk factors and other information include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012 and should be carefully considered before making an investment decision relating to our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

We rely on independent foundries for the manufacture of all of our products and a manufacturing problem or insufficient foundry capacity could adversely affect our operations.

We depend on independent foundries to supply silicon wafers for many of our products. These foundries include Fujitsu Semiconductor Limited ("Fujitsu") in Japan, which supplies the majority of our wafers. We negotiate wafer volumes, prices and other terms with our foundry partners and their respective affiliates on a periodic basis typically resulting in short-term agreements which do not ensure long-term supply or allocation commitments. We rely on our foundry partners to produce wafers with competitive performance attributes. Should the foundries that supply our wafers experience manufacturing problems, including unacceptable yields, delays in the realization of the requisite process technologies, or difficulties due to limitations of new and existing process technologies, our operating results could be adversely affected. Should the foundries not be able to manufacture sufficient quantities of our products or continue to manufacture a product for the full life of the product, we may be required to prematurely limit or discontinue the sales of certain products, incur significant costs to transfer products to other foundries, and our customer relationships and our operating results could be adversely affected. In addition, weak economic conditions may adversely impact the financial health and viability of the foundries and cause them to limit or discontinue their business operations, resulting in their inability to meet their commitments to us and shortages of supply, which could adversely affect our financial condition and operating results.

A disruption of our foundry partners' operations as a result of a fire, earthquake, act of terrorism, political or labor unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event, or any other reason, could disrupt our wafer supply and could adversely affect our operating results.

If we fail to maintain our foundry relationships or elect or are required to change foundries, we will incur significant costs and manufacturing delays. The success of certain of our next generation products is dependent upon our ability to successfully partner with Fujitsu and other foundry partners, including Seiko Epson Corporation in Japan, United Microelectronics Corporation in Taiwan, GLOBALFOUNDRIES in Singapore, and Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC") in South Korea. If for any reason our foundry partners do not provide their facilities and support for our development efforts, we may be unable to effectively develop new products in a timely manner.

Establishing, maintaining and managing multiple foundry relationships requires the investment of management resources as well as additional costs. If we do not manage these relationships effectively, it could adversely affect our operating results. Should a change in foundry relationships be required, we may be unsuccessful in establishing new foundry relationships for our current or next generation products, or may incur substantial cost and or manufacturing delays until we form and ramp relationships and migrate products, each of which could adversely affect our operating results.

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
A downturn in the Communications end market could cause a further reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

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

Our expense levels are based, in part, on our expectations of future sales. Many of our expenses, particularly those relating to facilities, capital equipment, and other overhead, are relatively fixed. We might be unable to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales could materially and adversely affect our operating results.

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

We are dependent on a concentrated group of customers for a significant part of our revenues. If we were to lose any of these customers, our revenue could decrease significantly.

A large portion of our revenue depends on sales to a limited number of customers. If these relationships were to diminish, or if these customers were to develop their own solutions, or adopt an alternative solution or a competitor's solution, our results could be adversely affected.

While we strive to maintain a strong relationship with our customers, certain of our customers' product life cycles are relatively short and they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by these customers. Any significant loss of, or a significant reduction in purchases by, these customers or their failure to meet their commitments to us, could have an adverse affect on our financial condition and results of operations. If any one or more of our significant customers were to experience significantly adverse financial conditions, our financial condition and business would be adversely affected as well.

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
Our global organizational structure and operations expose us to unanticipated tax consequences.

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

In addition to the challenging market conditions we may face, we have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customers' products and those products achieving market acceptance. Due to the complexity of our customers' designs, the design to volume production process for our customers requires a substantial amount of time, frequently longer than a year. In addition, we are dependent upon "turns," orders received and turned for shipment in the same quarter. These factors make it difficult for us to forecast future sales and project quarterly revenues. The difficulty in forecasting future sales impairs our ability to project our inventory requirements, which could result, and in the past has resulted, in inventory write-downs or failure to meet customer product demands in a timely manner. The difficulty in forecasting revenues as well as the relative customer and product mix of those revenues impedes our ability to provide forward-looking revenue and gross margin guidance.
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

The semiconductor industry is intensely competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing and sales resources. The current level of competition in the programmable logic market is high and may increase in the future. We currently compete directly with companies that have licensed our technology or have developed similar products, including Altera Corporation and Xilinx, Inc. We also compete with numerous semiconductor companies that offer products based on alternative solutions such as ASIC, ASSP, microcontroller, analog, and digital signal processing ("DSP") technologies. Competition from these semiconductor companies may increase as we offer products in the Consumer market. These competitors are established, multinational semiconductor companies as well as emerging companies. If we are unable to compete successfully in this environment, our future results may be adversely affected.

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

We carry insurance customary for companies in our industry, including, but not limited to, liability, property and casualty, workers' compensation and business interruption insurance. We also insure our employees for basic medical expenses. In addition, we have insurance contracts that provide director and officer liability coverage for our directors and officers. Other than the specific areas mentioned above, we are self-insured with respect to most other risks and exposures, and the insurance we carry in many cases is subject to a significant policy deductible or other limitation before coverage applies. Based on management's assessment and judgment, we have determined that it is more cost effective to self-insure against certain risks than to incur the insurance premium costs. The risks and exposures for which we self-insure include, but are not limited to, natural disasters, product defects, political risk, theft, patent infringement and some employment practice matters. Should there be a catastrophic loss due to an uninsured event such as an earthquake or a loss due to adverse occurrences in any area in which we are self-insured, our financial condition or operating results could be adversely affected.

We may experience a disruption of our business activities related to the execution of our restructuring plans.

 On October 12, 2012, our Board of Directors adopted a 2012 restructuring plan. In connection with this restructuring plan, the Company reduced headcount and eliminated certain sites. The 2012 restructuring plan was substantially completed in the first quarter of 2013.

Our restructuring resulted in fewer employees and relocation of some of our workforce, among other things. This could cause a disruption in our operations, inhibit our ability to attract and retain key personnel, and delay the introduction and customer acceptance of our new products. If this occurs, or we are unable to realize the benefits of this or future restructuring plans, our results may be adversely affected.

We compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel would harm us.

We depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain such personnel and attract and retain other highly qualified personnel, particularly product engineers. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel. From time to time we have effected restructuring which have eliminated a number of positions. Even if such personnel are not directly affected by the restructuring effort, such terminations can have a negative impact on morale and our ability to attract and hire new qualified personnel in the future. If we lose existing qualified personnel or are unable to hire new qualified personnel, as needed, our business, financial condition and results of operations could be seriously harmed.

Acquisitions and strategic investments present risks, and we may not realize the goals that were contemplated at the time of a transaction.

During 2011, we acquired technology companies whose products complement our products, and in the past we have made a number of strategic investments in other technology companies whom we believe complement and improve our operational capabilities. We may make similar acquisitions and strategic investments in the future. Acquisitions and strategic investments present risks, including:

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

On February 27, 2013, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. No shares were repurchased during the three months ended June 29, 2013. We expect that all future repurchases will be open market transactions funded from available working capital.

ITEM 5.	OTHER INFORMATION

On May 29, 2013, Balaji Krishnamurthy, a Director of the Company, established a rule 10b5-1 plan for shares of the Company's common stock as part of a personal investment diversification strategy. Rule 10b5-1 requires, among other things, that a trading plan be established only at a time when a director or officer is not aware of material, non-public information. The plan specifies the term of the plan, which will expire July 28, 2014 or such earlier date as all shares subject to the plan are sold, the number of shares to be sold, and the times and prices at which shares may be sold. If all conditions of the plan are met, up to 45,000 shares may be sold under the plan, which would equal approximately 18% of the aggregate number of shares, including vested and unvested equity awards, that Mr. Krishnamurthy held as of June 29, 2013.

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

10.24*
Lattice Semiconductor Corporation 1996 Stock Incentive Plan, as amended, and Related Form of Option Agreement (Incorporated by reference to Exhibit 10.24 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012)

10.33*
2001 Outside Directors' Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.33 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012)

10.34*
2001 Stock Plan, as amended, and related Form of Option Agreement (Incorporated by reference to Exhibit 10.34 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012)

10.35
Intellectual Property Agreement by and between Agere Systems Inc. and Agere Systems Guardian Corporation and Lattice Semiconductor Corporation as Buyer, dated January 18, 2002 (Incorporated by reference to Exhibit 10.35 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).

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

10.74*
Lattice Semiconductor Corporation 2011 Non-Employee Director Equity Incentive Plan as amended May 1, 2013 (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Stockholders filed on March 18, 2013).

10.75*
Lattice Semiconductor Corporation 2013 Incentive Plan (Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Stockholders filed on March 18, 2013).

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

Date: August 6, 2013