Form 10-Q
period 2013-09-28
LATTICE SEMICONDUCTOR CORP
filed 2013-11-05
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 28, 2013
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

Large accelerated filer[ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of November 1, 2013                  116,343,059

LATTICE SEMICONDUCTOR CORPORATION
INDEX

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) – Three and Nine Months Ended September 28, 2013 and September 29, 2012	4

	Condensed Consolidated Balance Sheets - September 28, 2013 and December 29, 2012	5

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 28, 2013 and September 29, 2012	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

	Signatures	39

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about: significant portions of our revenue being through our sell-through distributors; the impact of our global tax structure and expectations regarding taxes and tax adjustments; the Asia Pacific market being the primary source of our revenue; our plans to sell our auction rate securities; the costs and benefits of our restructuring plans; the impact of new accounting pronouncements; our expectations regarding customer preferences and product use; our expectations regarding defenses to claims against our intellectual property; our anticipated future amortization expenses; expected implementation of and funding for our stock repurchase program; our making significant future investments in research and development; our expectations regarding reinvestment of foreign funds; our beliefs concerning the adequacy of our liquidity, and our ability to meet our operating and capital requirements and obligations.

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, the concentration of our sales in the consumer and communications end markets, particularly as it relates to the concentration of our sales in the Asia Pacific region, Fujitsu's fab transition, market acceptance and demand for our new products, any disruption of our distribution channels, unexpected charges, delays or results relating to our restructuring plans, the effect of the downturn in the economy on capital markets and credit markets, the impact of competitive products and pricing, unanticipated taxation requirements, or positions of the U.S. Internal Revenue Service, unexpected impacts of recent accounting guidance and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this Report. You should not unduly rely on forward-looking statements because our actual results could differ materially from those expressed in any forward-looking statements made by us. In addition, any forward-looking statement applies only as of the date on which it is made. We do not plan to, and undertake no obligation to, update any forward-looking statements to reflect events or circumstances that occur after the date on which such statements are made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue	$87,154	$70,889	$243,006	$213,381
Costs and expenses:
Cost of products sold	40,778	32,341	113,365	98,297
Research and development	20,254	20,446	58,635	58,955
Selling, general and administrative	16,385	17,720	49,955	55,048
Acquisition related charges, including amortization of intangible assets	737	729	2,223	3,418
Restructuring charges	85	—	257	643
	78,239	71,236	224,435	216,361
Income (loss) from operations	8,915	(347)	18,571	(2,980)
Other income, net	346	88	240	846
Income (loss) before income taxes	9,261	(259)	18,811	(2,134)
Provision for income taxes	417	1,916	3,037	20,297
Net Income (loss)	$8,844	$(2,175)	$15,774	$(22,431)

Net Income (loss) per share:
Basic	$0.08	$(0.02)	$0.14	$(0.19)
Diluted	$0.08	$(0.02)	$0.13	$(0.19)

Shares used in per share calculations:
Basic	116,055	116,785	115,730	117,612
Diluted	117,349	116,785	117,093	117,612

Comprehensive Income (loss):
Net Income (loss)	$8,844	$(2,175)	$15,774	$(22,431)
Other comprehensive income:
Unrealized gain (loss) related to marketable securities, net	221	39	(11)	17
Less: reclassification adjustment for losses (gains) included in other income, net	1	—	303	(78)
Translation adjustment	225	(15)	(205)	244
Comprehensive Income (loss)	$9,291	$(2,151)	$15,861	$(22,248)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	September 28, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$120,770	$118,536
Short-term marketable securities	90,002	64,865
Accounts receivable, net	52,991	46,947
Inventories	42,295	44,194
Prepaid expenses and other current assets	14,631	12,527
Total current assets	320,689	287,069
Property and equipment, less accumulated depreciation	42,345	40,384
Long-term marketable securities	4,717	4,717
Other long-term assets	7,199	6,854
Intangible assets, net of amortization	13,220	15,430
Goodwill	44,808	44,808
Deferred income taxes	13,746	15,357
Total assets	$446,724	$414,619
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$33,318	$36,391
Accrued payroll obligations	11,106	6,149
Deferred income and allowances on sales to sell-through distributors	17,587	10,553
Total current liabilities	62,011	53,093
Long-term liabilities	5,011	3,976
Total liabilities	67,022	57,069
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 116,281,446 and 115,500,000 shares issued and outstanding	1,163	1,155
Paid-in capital	627,756	621,170
Accumulated other comprehensive loss	(477)	(261)
Accumulated deficit	(248,740)	(264,514)
Total stockholders' equity	379,702	357,550
Total liabilities and stockholders' equity	$446,724	$414,619
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net Income (loss)	$15,774	$(22,431)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,173	16,162
Change in deferred income tax provision	1,886	19,307
Gain on sale or maturity of marketable securities, net	—	(393)
Stock-based compensation	6,985	5,753
Changes in assets and liabilities:
Accounts receivable, net	(6,044)	(19,027)
Inventories	1,899	(151)
Prepaid expenses and other assets	(2,177)	(351)
Accounts payable and accrued expenses (includes restructuring)	(1,354)	1,763
Accrued payroll obligations	4,957	(1,635)
Deferred income and allowances on sales to sell-through distributors	7,034	422
Net cash provided by (used in) operating activities	44,133	(581)
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	39,176	47,404
Purchase of marketable securities	(64,303)	(24,049)
Capital expenditures	(10,237)	(11,230)
Other investing activities, primarily time based software licenses	(5,939)	(4,838)
Net cash (used in) provided by investing activities	(41,303)	7,287
Cash flows from financing activities:
Net share settlement upon issuance of RSUs	(581)	(735)
Purchase of treasury stock	(2,452)	(12,360)
Net proceeds from issuance of common stock	2,642	2,970
Net cash used in financing activities	(391)	(10,125)
Effect of exchange rate change on cash	(205)	246
Net increase (decrease) in cash and cash equivalents	2,234	(3,173)
Beginning cash and cash equivalents	118,536	141,423
Ending cash and cash equivalents	$120,770	$138,250
Supplemental disclosures of non-cash investing and financing activities:
Unrealized (loss) gain related to marketable securities, net, included in Accumulated other comprehensive income (loss)	$(11)	$17
Income taxes paid, net of refunds	$1,081	$736
Distribution of deferred compensation from trust assets	$53	$196
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

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our third quarter of fiscal 2013 and third quarter of fiscal 2012 ended on September 28, 2013 and September 29, 2012, respectively. All references to quarterly, three or nine months ended financial results are references to the results for the relevant fiscal period.

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

Cash Equivalents and Marketable Securities

We consider all investments that are readily convertible into cash and have original maturities of three months or less, to be cash equivalents. Cash equivalents consist primarily of highly liquid investments in time deposits or money market accounts and are carried at cost. We account for marketable securities as available for sale with unrealized gains or losses recorded to Accumulated other comprehensive income (loss), unless losses are considered other-than-temporary, in which case, losses are charged to the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Derivative Financial Instruments

At September 28, 2013 and December 29, 2012, we had open foreign exchange contracts of 120,000,000 JPY and 150,000,000 JPY, respectively. The contracts outstanding at September 28, 2013 and December 29, 2012 were settled in October 2013 and January 2013, respectively. Although such hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges for accounting purposes and are adjusted to fair value through earnings, with an impact of less than $0.1 million for the periods reported. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Concentration Risk

Potential exposure to concentration risk consists primarily of cash and cash equivalents, marketable securities, trade receivables and supply of wafers for our new products. We place our investments primarily through three financial institutions and mitigate the concentration of credit risk by limiting the maximum portion of the investment portfolio which may be invested in any one instrument. The Company's investment policy defines approved credit ratings for investment securities. Investments on-hand consisted primarily of money market instruments, “AA” or better corporate notes and bonds and commercial paper, and U.S. government agency obligations. See Note 4 for a discussion of the liquidity attributes of our marketable securities.

Concentration of credit risk with respect to trade receivables is mitigated by a geographically diverse customer base and our credit and collection process. Accounts receivable do not bear interest, and are shown net of allowances for doubtful accounts of $0.9 million and $1.1 million at September 28, 2013 and December 29, 2012, respectively. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

We rely on a limited number of foundries for our wafer purchases including: Fujitsu Limited, Seiko Epson Corporation, Taiwan Semiconductor Manufacturing Company, Ltd, United Microelectronics Corporation, and GLOBALFOUNDRIES.

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

Revenue from sales to original equipment manufacturers ("OEMs") or sell-in distributors is recognized upon shipment. Revenue from sales by our sell-through distributors is recognized at the time of reported resale. Under both types of revenue recognition, persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining customer acceptance requirements and no remaining significant performance obligations.

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

For sell-through distributors, at the time of shipment to distributors, we (a) record Accounts receivable, net at published list price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (b) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (c) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to sell-through distributors in the liability section of our Condensed Consolidated Balance Sheets. The final price is set at the time of resale and is determined in accordance with a distributor price agreement. Revenue and cost of products sold to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net Income (loss), and Accounts receivable, net are adjusted to reflect the final selling price.

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table (in thousands):

	September 28, 2013	December 29, 2012
Inventory valued at published list price and held by sell-through distributors with right of return	$51,891	$38,623
Allowance for distributor advances	(27,880)	(22,450)
Deferred cost of sales related to inventory held by sell-through distributors	(6,424)	(5,620)
Total Deferred income and allowances on sales to sell-through distributors	$17,587	$10,553

A significant portion of our year-to-date revenue in fiscal 2013 has been from sell-through distributors. Resale of products by sell-through distributors as a percentage of total revenue was 41% and 44% for the three and nine months ended September 28, 2013, respectively, and 56% and 55% for the three and nine months ended September 29, 2012, respectively.

We must use estimates and apply judgment to reconcile sell-through distributors' reported inventories to their activities. Errors in our estimates or judgments could result in inaccurate reporting of our Revenue, Cost of products sold, Deferred income and allowances on sales to sell-through distributors, and Net Income (loss).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, auction rate securities, goodwill (including the assessment of reporting unit), intangible assets, current and deferred income taxes, accrued liabilities (including restructuring charges and bonus arrangements), deferred income and allowances on sales to sell-through distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the fiscal periods presented. Actual results could differ from those estimates.

Note 2 - New Accounting Pronouncements:

In June 2013, the Emerging Issues Task Force reached consensus on ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The consensus requires companies to present the unrecognized tax benefit as a reduction of the Deferred tax asset for a Net Operating Loss ("NOL") or similar tax loss, or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. We early adopted this requirement in June 2013 with retrospective application as permitted by the standard. Amounts presented in prior periods have been reclassified to conform. This resulted in both long-term taxes payable and deferred tax assets declining by approximately $14 million for all periods presented.

Note 3 - Net income (loss) Per Share:

We compute basic net income (loss) per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units ("RSUs"), and Employee Stock Purchase Plan ("ESPP") shares. Our application of the treasury stock method includes, as assumed proceeds, the average unamortized stock-based compensation expense for the period and the impact of the pro forma deferred tax benefit or cost associated with stock-based compensation expense.

A reconciliation of basic and diluted Net income (loss) per share is presented below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Basic and diluted Net Income (loss)	$8,844	$(2,175)	$15,774	$(22,431)
Shares used in basic Net Income (loss) per share	116,055	116,785	115,730	117,612
Dilutive effect of stock options, RSUs and ESPP shares	1,294	—	1,363	—
Shares used in diluted Net Income (loss) per share	117,349	116,785	117,093	117,612
Basic Net Income (loss) per share	$0.08	$(0.02)	$0.14	$(0.19)
Diluted Net Income (loss) per share	$0.08	$(0.02)	$0.13	$(0.19)

The computation of diluted Net income per share for the three and nine months ended September 28, 2013, includes the effects of stock options, RSUs and ESPP shares aggregating approximately 1.3 million shares and 1.4 million shares, respectively, as they are dilutive, and excludes the effects of stock options, RSUs and ESPP shares aggregating approximately 8.6 million shares and 8.5 million shares, respectively, as they are antidilutive. The computation of diluted Net loss per share for both the three and nine months ended September 29, 2012 excludes the effects of stock options, RSUs and ESPP shares aggregating approximately 11.3 million shares, as they are antidilutive. Stock options, RSUs and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position, as the effects would reduce the loss per share. Stock options and RSUs that are dilutive in the third quarter and first nine months of fiscal 2013 could become antidilutive in the future.

Note 4 - Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	September 28, 2013	December 29, 2012
Short-term marketable securities:
Maturities of less than five years	$90,002	$64,865
Long-term marketable securities:
Maturities of more than ten years	4,717	4,717
Total marketable securities	$94,719	$69,582

The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	September 28, 2013	December 29, 2012
Short-term marketable securities:
Corporate and government bonds and notes and commercial paper	$90,002	$64,865
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	4,717	4,717
Total marketable securities	$94,719	$69,582

The following table summarizes the composition of our auction rate securities (in thousands):

	September 28, 2013			December 29, 2012
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$5,700	$4,717	AA+	$5,700	$4,717	AA+
Total auction rate securities	$5,700	$4,717		$5,700	$4,717

At September 28, 2013, due to continued multiple failed auctions and a determination of illiquidity, the auction rate securities held by us are classified as Long-term marketable securities. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the FFELP. We intend to sell our auction rate securities as markets for these securities resume or reasonable offers become available.

Note 5 - Fair Value of Financial Instruments (in thousands):

	Fair value measurements as of September 28, 2013				Fair value measurements as of December 29, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$90,002	$90,002	$—	$—	$64,865	$64,865	$—	$—
Long-term marketable securities	4,717	—	—	4,717	4,717	—	—	4,717
Foreign currency forward exchange contracts	(13)	—	(13)	—	(5)	—	(5)	—
Total fair value of financial instruments	$94,706	$90,002	$(13)	$4,717	$69,577	$64,865	$(5)	$4,717

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

Level 1 instruments generally represent quoted prices for identical assets or liabilities in active markets. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult. Our Level 1 instruments consist of federal agency, corporate notes and bonds, and commercial paper that are traded in active markets and are classified as Short-term marketable securities on our Condensed Consolidated Balance Sheets.

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

There were no transfers between Levels 1 and 2 during the first nine months ended fiscal 2013 or 2012. There were no transfers into or out of Level 3 during the first nine months ended fiscal 2013 or 2012.

During the nine months ended September 28, 2013 and September 29, 2012, the following changes occurred in our Level 3 instruments (in thousands):

	Nine Months Ended
	September 28, 2013	September 29, 2012
Beginning fair value of Long-term marketable securities	$4,717	$6,946
Fair value of securities sold or redeemed	—	(2,285)
Ending fair value of Long-term marketable securities	$4,717	$4,661

In accordance with ASC 320, “Investments-Debt and Equity Securities,” we recorded an unrealized loss of less than $0.1 million during the nine months ended September 28, 2013, and an unrealized gain of less than $0.1 million during the nine months ended September 29, 2012, on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive income (loss). Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If we were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive income (loss) or the previously reported other-than-temporary impairment charge.

Note 6 - Inventories (in thousands):

	September 28, 2013	December 29, 2012
Work in progress	$26,081	$27,915
Finished goods	16,214	16,279
Total inventories	$42,295	$44,194

Note 7 - Business Combinations and Goodwill:

In December 2011, we acquired SiliconBlue Technologies Ltd. ("SiliconBlue") for $63.2 million in cash. Of the total purchase price, $43.9 million was allocated to goodwill, $18.5 million was allocated to intangible assets, and the remaining to net tangible assets acquired. The goodwill and identifiable intangible assets are not deductible for tax purposes. SiliconBlue was consolidated into our financial statements beginning in December 2011.

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

No impairment charges relating to goodwill and intangible assets were recorded for the first nine months of 2013 or 2012.

Note 8 - Intangible Assets and Acquisition Related Charges:

In connection with our acquisition of SiliconBlue in December 2011, we recorded identifiable intangible assets related to developed technology and customer relationships based on guidance for determining fair value under the provisions of ASC 820. The following table summarizes the details of our total purchased intangible assets (in thousands):

	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net of amortization September 28, 2013
Developed technology	7	$10,700	$(2,739)	$7,961
Customer relationships	5.5	7,800	(2,541)	5,259
Total	6.3	$18,500	$(5,280)	$13,220

Amortization expense associated with these intangible assets is reported as Acquisition related charges, including the amortization of intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $0.7 million in each of the third quarters of the fiscal years ended 2013 and 2012. We expect amortization expense related to these intangible assets to approximate $2.9 million each year in fiscal years 2013 - 2016, $2.2 million in 2017, and $1.5 million in 2018.

Acquisition related charges, including amortization of intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) also include severance and professional fees related to the acquisition, as well as the amortization of the stepped-up value of inventory, collectively amounting to $0.2 million in the third quarter of the fiscal year 2012.

Note 9 - Changes in Stockholders' Equity and Accumulated Other Comprehensive Loss (in thousands):

	Common stock	Paid-in capital	Treasury stock	Accumu- lated deficit	Accumu- lated other compre- hensive loss	Total
Balances, December 29, 2012	$1,155	$621,170	$—	$(264,514)	$(261)	$357,550
Net Income for the nine months ended September 28, 2013	—	—	—	15,774	—	15,774
Unrealized loss related to marketable securities, net	—	—	—	—	(11)	(11)
Translation adjustments	—	—	—	—	(205)	(205)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of taxes)	14	2,047	—	—	—	2,061
Stock repurchase	—	—	(2,452)	—	—	(2,452)
Retirement of treasury stock	(6)	(2,446)	2,452	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	6,985	—	—	—	6,985
Balances, September 28, 2013	$1,163	$627,756	$—	$(248,740)	$(477)	$379,702

On February 24, 2012, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program was twelve months. The 2012 program was completed during the first quarter of fiscal 2013, with the repurchase of approximately 0.6 million shares for $2.5 million.

On February 27, 2013, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. No shares were repurchased under this program during the nine months ended September 28, 2013. We expect that all future repurchases will be open market transactions funded from available working capital.

Note 10 - Income Taxes:

For the three months ended September 28, 2013 and September 29, 2012, we recorded an income tax provision of approximately $0.4 million and $1.9 million, respectively. For the nine months ended September 28, 2013 and September 29, 2012, we recorded an income tax provision of approximately $3.0 million and $20.3 million, respectively. The income tax provision for the three and nine months ended September 28, 2013 represents tax at the federal, state and foreign statutory tax rates adjusted for non-deductible stock compensation, withholding taxes, changes in uncertain tax positions as well as other non-deductible items in foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as we intend to permanently reinvest these earnings outside of the United States.

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

The global tax structure was completed during the first quarter of 2012 upon the intercompany sale of inventory and fixed assets. During 2012, this inventory was sold to end customers in the ordinary course of business resulting in income before taxes in the United States and a loss before taxes in certain foreign jurisdictions. Because these foreign jurisdictions have 0% income tax rates, we received no tax benefit associated with the losses resulting in a significant foreign rate differential. Taxes were applied to the U.S. income resulting from the intercompany sale based on U.S. statutory rates, offset by deferred tax assets. This resulted in an increase to the effective tax rate and a net income tax provision of $1.9 million and $20.3 million during the three and nine months ended September 29, 2012, respectively.

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2010, 2008 and 2007, respectively. However, "NOL" and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which the attributes are used. Our 2011 federal income tax return is currently under examination. We are not under examination in any other tax jurisdictions.

We believe that it is reasonably possible that $0.3 million of unrecognized tax benefits and $0.3 million of associated interest and penalties could be recognized during the next twelve months. The $0.6 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to state income tax credits claimed and foreign tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

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

Note 11 - Restructuring:

In October 2012, our Board of Directors adopted the "2012 restructuring plan." In connection with this restructuring plan, we reduced our headcount by approximately 110 employees and eliminated certain sites, including sites in Pennsylvania and Illinois. In connection with this action, we recorded restructuring charges of less than $0.1 million in the third quarter of fiscal 2013. The 2012 restructuring plan was substantially completed during the first quarter of fiscal 2013.

In 2011, our Board of Directors adopted the "2011 restructuring plan" to more efficiently implement our product development cycle and streamline supply chain activities. The 2011 restructuring plan was completed during the second quarter of 2012.

The following table displays the activity related to the restructuring plans described above (in thousands):

	Severance and related	Lease termination	Other	Total
Balance at December 31, 2011	$1,543	$26	$—	$1,569
Restructuring Charges	296	—	465	761
Cash Payments	(1,735)	(12)	(465)	(2,212)
Adjustments to prior restructuring costs	(104)	(14)	—	(118)
Balance at September 29, 2012	$—	$—	$—	$—

Balance at December 29, 2012	$2,373	$793	$258	$3,424
Restructuring Charges	105	224	245	574
Cash Payments	(2,312)	(571)	(220)	(3,103)
Adjustments to prior restructuring costs	(150)	(99)	(68)	(317)
Balance at September 28, 2013	$16	$347	$215	$578

We cannot be certain as to the actual amount of any remaining restructuring charges or the timing of their recognition for financial reporting purposes.

Note 12 - Stock-Based Compensation:

Total stock-based compensation expense included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Line item:
Cost of products sold	$171	$139	$460	$388
Research and development	1,058	834	2,871	2,273
Selling, general and administrative	1,333	1,102	3,654	3,092
Total stock-based compensation	$2,562	$2,075	$6,985	$5,753

Note 13 - Legal Matters:

On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (“John”) against us in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, John seeks an injunction, unspecified damages, and attorneys' fees and expenses. We filed a request for re-examination of the patent by the U.S. Patent and Trademark Office (“PTO”), which was granted by the PTO. The litigation was stayed pending the results of the re-examination. After the re-examination concluded, the stay was lifted on January 1, 2012, and the lawsuit was transferred by consent of the parties to the Northern District of California. We also filed a request for a second re-examination of the patent, which was granted and is still pending. Discovery is open and proceeding. Trial is scheduled for December 8, 2014. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to us. We believe we possess defenses to these claims and intend to vigorously defend this litigation. It is reasonably possible that the actual losses may exceed our accrued liabilities, however, we cannot currently estimate such amount.

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

Note 14 - Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of programmable logic products. Our revenue by major geographic area based on ship-to location was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
Asia	$66,191	76%	$48,861	69%	$177,848	73%	$144,396	68%
Europe	11,857	14	12,424	17	36,665	15	37,736	18
Americas	9,106	10	9,604	14	28,493	12	31,249	14
Total revenue	$87,154	100%	$70,889	100%	$243,006	100%	$213,381	100%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the nine months ended September 28, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on form 10-K for the fiscal year ended December 29, 2012.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, auction rate securities, goodwill (including the assessment of reporting unit), intangible assets, current and deferred income taxes, accrued liabilities (including restructuring charges and bonus arrangements), deferred income and allowances on sales to sell-through distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the fiscal periods presented. Actual results could differ from those estimates.

Results of Operations

Key elements of our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
Revenue	$87,154	100.0%	$70,889	100.0%	$243,006	100.0%	$213,381	100.0%

Gross margin	46,376	53.2	38,548	54.4	129,641	53.3	115,084	53.9
Research and development	20,254	23.2	20,446	28.8	58,635	24.1	58,955	27.6
Selling, general and administrative	16,385	18.8	17,720	25.0	49,955	20.6	55,048	25.8
Acquisition related charges, including amortization of intangible assets	737	0.8	729	1.0	2,223	0.9	3,418	1.6
Restructuring charges	85	0.1	—	—	257	0.1	643	0.3
Income (loss) from operations	$8,915	10.2%	$(347)	(0.5)%	$18,571	7.6%	$(2,980)	(1.4)%

Revenue by Product Line

The composition of our revenue by product line for the third quarter and first nine months of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
PLD	$60,923	70%	$44,751	63%	$167,948	69%	$139,059	65%
FPGA	26,231	30	26,138	37	75,058	31	74,322	35
Total revenue	$87,154	100%	$70,889	100%	$243,006	100%	$213,381	100%

For the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012, PLD revenue grew by 36% and FPGA revenue was essentially flat. During the first nine months of fiscal 2013 when compared to the first nine months of fiscal 2012, PLD revenue increased 21% while FPGA revenue was essentially flat.

The growth in PLD revenue was driven primarily by volume increases in certain of our new products in the Consumer market.

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

The composition of our revenue by end market for the third quarter and first nine months of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
Communications	$30,882	35%	$30,948	44%	$90,346	37%	$91,586	43%
Industrial and other	17,354	20	22,653	32	55,416	23	68,870	32
Consumer	31,549	36	7,825	11	75,567	31	23,520	11
Computing	7,369	9	9,463	13	21,677	9	29,405	14
Total revenue	$87,154	100%	$70,889	100%	$243,006	100%	$213,381	100%
.

For the third quarter and first nine months of fiscal 2013 compared to the third quarter and first nine months of fiscal 2012, revenue from the Communications market was essentially flat in dollars but lower as a percent of total revenue due to strong growth in the Consumer market.

For the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 and the first nine months of fiscal 2013 compared to the first nine months of 2012 the Industrial and other market declined approximately 23% and 20%, respectively. This revenue decline is due primarily to reduced sales volume of mature products.

Revenue from our Consumer market increased 303% for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 and 221% for the first nine months of fiscal 2013 compared to the first nine months of 2012. Consumer market revenue increased due in large part to the continued growth of our iCE40 product, which bolstered our Consumer market product offerings.

Revenue from our Computing end market declined approximately 22% for the third quarter of fiscal 2013 when compared to the third quarter of fiscal 2012 and 26% for the first nine months of fiscal 2013 compared to the first nine months of 2012 due to reduced volume driven primarily by macroeconomic factors.

Revenue by Product Classification

The composition of our revenue by product classification for the third quarter and first nine months of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
New *	$44,179	51%	$18,417	26%	$111,037	46%	$43,572	20%
Mainstream *	35,568	41	38,562	54	104,624	43	119,614	56
Mature *	7,407	8	13,910	20	27,345	11	50,195	24
Total revenue	$87,154	100%	$70,889	100%	$243,006	100%	$213,381	100%

Revenue for New products increased 140% for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 and 155% during the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. New product revenue increased primarily due to strong volume ramping of certain New products, iCE40 in particular, principally to customers in the Consumer and Communications end markets.

Revenue for Mainstream products decreased 8% for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 and 13% for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. Mainstream product revenue declined due primarily to reduced sales volume as customers migrated to our newer technologies.

Mature product revenue declined 47% for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 and 46% for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. Mature product revenues declined primarily due to lower sales volumes as customers migrated to our newer technology and a decline in the sales volume of late life-cycle products in Computing and Industrial and other markets.

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

The composition of our revenue by geography for the third quarter and first nine months of fiscal 2013 and fiscal 2012 based on ship-to location was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
Asia	$66,191	76%	$48,861	69%	$177,848	73%	$144,396	68%
Europe	11,857	14	12,424	17	36,665	15	37,736	18
Americas	9,106	10	9,604	14	28,493	12	31,249	14
Total revenue	$87,154	100%	$70,889	100%	$243,006	100%	$213,381	100%

Revenue increased 35% in Asia for the third quarter of 2013 compared to the third quarter of 2012 and 23% for the first nine months of fiscal 2013 when compared to the first nine months of fiscal 2012 due primarily to strong volume growth of New products in the Consumer market.

Revenue decreased 5% in both the Americas and Europe for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Revenue in the Americas and Europe declined 9% and 3%, respectively, during the first nine months of fiscal 2013 when compared to the first nine months of fiscal 2012.

We believe that the Asia region will remain the primary source of our revenue due to relatively more favorable business conditions in Asia and a continuing trend towards the outsourcing of manufacturing by North American and European customers to the Asia region.

Revenue from End Customers

Our top five end customers have constituted approximately 45% of our revenue for the first nine months of fiscal 2013, with our largest customer comprising approximately 23% and no other customer accounting for more than 10%.

Revenue from Distributors

Our largest customers often are distributors, and sales through distributors have historically made up a significant portion of our total revenue. Revenue attributable to resale of products by our primary sell-through distributors for the third quarter and first nine months of fiscal 2013 and fiscal 2012 was as follows:

	% of Total Revenue Three Months Ended		% of Total Revenue Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Nu Horizons Electronics Corp. (including its parent company, Arrow Electronics)	23%	32%	27%	33%
Weikeng Group	12	16	11	14
All others	6	8	6	8
All sell-through distributors	41%	56%	44%	55%

Gross Margin

The composition of our gross margin, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2013 and 2012, respectively, was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Gross margin	$46,376	$38,548	$129,641	$115,084
Percentage of revenue	53.2%	54.4%	53.3%	53.9%

For the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012, gross margin decreased 1.2 percentage points. The reduction in Gross Margin is driven largely by relative product and customer mix, resulting from the increased percentage of revenue attributable to New products, which was partially offset by product cost reductions coupled with lower inventory reserves taken in 2013 compared to 2012.

Gross Margin decreased approximately 0.6 percentage points during the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. Gross Margin degradation due to changes in product and customer mix resulting from an increased percentage of revenue attributable to New products was partially offset by product cost reductions and a slight benefit from the reduction of net inventory reserves.

Operating Expenses

Research and development expense

The composition of our research and development expenses, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2013 and 2012, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	% change	September 28, 2013	September 29, 2012	% change
Research and development	$20,254	$20,446	(1)	$58,635	$58,955	(1)
Percentage of net revenue	23.2%	28.8%		24.1%	27.6%
Mask costs included in Research and development	$217	$1,409	(85)	$1,326	$2,057	(36)

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

The decrease in research and development expenses for the third quarter of fiscal 2013, compared to the third quarter of fiscal 2012, was a result of decreased mask costs, primarily offset by increased variable compensation.

The decrease in the first nine months of fiscal 2013, compared to the first nine months of fiscal 2012, was primarily due to a reduction in outside engineering expenditures and in compensation expenses as a result of reduced headcount, largely offset by variable compensation.

Selling, General, and Administrative Expense

The composition of our selling, general and administrative expenses, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	% change	September 28, 2013	September 29, 2012	% change
Selling, general and administrative	$16,385	$17,720	(8)	$49,955	$55,048	(9)
Percentage of net revenue	18.8%	25.0%		20.6%	25.8%

Selling, general, and administrative expenses include costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional services and travel expenses.

The decrease in the third quarter and first nine months of fiscal 2013, compared to the third quarter and first nine months of fiscal 2012, was primarily due to a lower compensation expense as a result of reduced headcount, partially offset by an increase in variable compensation.

Acquisition Related Charges, including amortization of intangible assets

The composition of our acquisition related charges, including amortization of intangible assets, as a percentage of revenue for the third quarter and first nine months of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	% change	September 28, 2013	September 29, 2012	% change
Acquisition related charges, including amortization of intangible assets	$737	$729	1	$2,223	$3,418	(35)
Percentage of net revenue	0.8%	1.0%		0.9%	1.6%

Acquisition related charges includes severance and professional fees directly related to acquisitions, as well as the amortization of the stepped up value of inventory and amortization of identifiable intangible assets with finite useful lives associated with our 2011 acquisition of SiliconBlue.

In the third quarter and first nine months of fiscal 2013, the charges consist solely of amortization of intangible assets.

Acquisition related charges in the third quarter of fiscal 2013, compared to the third quarter fiscal 2012, were essentially flat. The decrease in charges during the first nine months of fiscal 2013, compared to and first nine months of fiscal 2012, were primarily a result of non-recurring professional fees and severance costs incurred in 2012.

Restructuring Charges

The composition of our restructuring related charges, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	% change	September 28, 2013	September 29, 2012	% change
Restructuring charges	$85	$—	—	$257	$643	(60)
Percentage of net revenue	0.1%	—%		0.1%	0.3%

In October 2012, our Board of Directors adopted a 2012 restructuring plan. This plan was substantially completed in the first quarter of 2013.

For the first nine months of fiscal 2013, compared to the first nine months of fiscal 2012, the decrease in restructuring charges primarily resulted from severance and other related costs incurred in the first quarter of 2012 connected with the 2011 restructuring plan completed in the second quarter of fiscal 2012.

Other income, net

The composition of our Other income, net, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2013 and 2012, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	% change	September 28, 2013	September 29, 2012	% change
Other income, net	$346	$88	293	$240	$846	(72)
Percentage of net revenue	0.4%	0.1%		0.1%	0.4%

For the third quarter of fiscal 2013, compared to the third quarter of fiscal 2012, the increase in Other income, net, resulted primarily from gains on asset disposals in the third quarter of fiscal 2013 compared to losses on disposals in the third quarter of fiscal 2012, coupled with losses on the sales of marketable securities in the third quarter of fiscal 2012 with no recurrence in the third quarter of fiscal 2013.

For the first nine months of fiscal 2013, compared to the first nine months of fiscal 2012, the decrease in Other income, net resulted primarily from a gain on the redemption of auction rate securities in the first nine months of fiscal 2012 while no comparable transaction occurred in the first nine months of fiscal 2013.

Income Taxes

The composition of our income taxes for the third quarter and first nine months of fiscal 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	% change	September 28, 2013	September 29, 2012	% change
Provision for income taxes	$417	$1,916	(78)	$3,037	$20,297	(85)

On December 31, 2011, we began to implement a global tax structure to more effectively align our corporate structure with the geographic business operations including responsibility for sales and manufacturing activities. As part of this tax structure reorganization, we created new and realigned existing legal entities, completed intercompany sales of rights to intellectual property, inventory and fixed assets across different tax jurisdictions, and implemented cost-sharing and intellectual property licensing and royalty agreements between our U.S. and foreign entities.

The global tax structure reorganization was completed during the first quarter of 2012 upon the intercompany sale of inventory and fixed assets. During 2012, this inventory was sold to end customers in the ordinary course of business resulting in income before taxes in the United States and a loss before taxes in certain foreign jurisdictions. Because these foreign jurisdictions have 0% income tax rates, we received no tax benefit associated with the losses, resulting in a significant foreign rate differential. Taxes were applied to the U.S. income resulting from the intercompany sale based on U.S. statutory rates, offset by deferred tax assets. This resulted in an increase to the effective tax rate and a net income tax provision of $1.9 million and $20.3 million during the third quarter and first nine months ended September 29, 2012, respectively.

For the third quarter and first nine months of 2013 the tax provision and effective tax rate excludes significant discrete items and are consistent with our expectations given the profitability levels and geographic profitability mix achieved.

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

Liquidity and Capital Resources

The following sections discuss the effect of changes in our balance sheets, as well as the effects of our contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

We classify our marketable securities as short-term based on their nature and availability for use in current operations. The overall quality of our portfolio is strong, with our cash equivalents and short-term marketable securities consisting primarily of high quality, investment-grade securities. Our strong cash, cash equivalent and short-term marketable securities positions allows us to use our cash resources for acquisitions, working capital needs, and repurchases of common stock.

We have historically financed our operating and capital resource requirements through cash flows from operations. Cash provided by operating activities will fluctuate from period to period due to fluctuations in operating results, the timing and collection of accounts receivable, and required inventory levels, among other things.

We believe that our financial resources will be sufficient to meet our working capital needs through the next 12 months. As of September 28, 2013, we have no long-term debt and do not have significant long-term commitments for capital expenditures. In the future, we may consider acquisition opportunities to extend our product or technology portfolios and to expand our product offerings. In connection with funding capital expenditures, completing acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain debt or equity financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs.

Cash and cash equivalents, Short-term and Long-term marketable securities (dollars in thousands):

	September 28, 2013	December 29, 2012	$ change
Cash and cash equivalents	$120,770	$118,536	$2,234
Short-term marketable securities	90,002	64,865	25,137
Long-term marketable securities	4,717	4,717	—
Total Cash and cash equivalents, short-term and long-term marketable securities	$215,489	$188,118	$27,371

As of September 28, 2013, we had total Cash and cash equivalents of $120.8 million, of which approximately $22.2 million was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of September 28, 2013, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net increase in Cash and cash equivalents, short-term and long-term marketable securities of $27.4 million compared to December 29, 2012 was primarily the result of cash provided by operations of $43.5 million offset by cash used for capital expenditures of $10.2 million, and other investing activities of $5.9 million.

At September 28, 2013, Long-term investments consisted of auction rate securities with par value of $5.7 million and an estimated fair value of $4.7 million. Due to continued multiple failed auctions and the resultant illiquidity of these investments, we have classified our investment in auction rate securities as long-term. We intend to sell the auction rate securities as markets for these securities resume or reasonable offers become available.

Accounts receivable, net (dollars in thousands):

	September 28, 2013	December 29, 2012	Change
Accounts receivable, net	$52,991	$46,947	$6,044
Days sales outstanding	55	64	(9)

Accounts receivable, net increased 13%, as of September 28, 2013, compared to December 29, 2012. Days sales outstanding at September 28, 2013 was 55 days, a decrease of 9 days from December 29, 2012. These changes are primarily due to the increase in revenue in the third quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012.

Inventories (dollars in thousands):

	September 28, 2013	December 29, 2012	Change
Inventories	$42,295	$44,194	$(1,899)
Months of inventory on hand	3.1	4.4	(1.3)

Inventory decreased 4%, as of September 28, 2013, compared to December 29, 2012. Our months of inventory on hand decreased from 4.4 months at December 29, 2012 to 3.1 months at September 28, 2013. The decline in inventory and improvement in months of inventory on hand are driven by significantly higher revenue during the third quarter of 2013 compared to the fourth quarter of 2012.

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

On February 27, 2013, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. No shares have been repurchased under this program during the three or nine months ended September 28, 2013. We expect that all future repurchases will be open market transactions funded from available working capital.

Credit Arrangements

As of September 28, 2013, we had no long-term debt, no significant long-term purchase commitments for capital expenditures, and no existing used or unused credit arrangements.

Contractual Obligations

There have been no significant changes to our contractual obligations outside of the ordinary course of business in the first nine months of fiscal 2013 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 29, 2012.

Off-Balance Sheet Arrangements

As of September 28, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Market Risks

At September 28, 2013 and December 29, 2012, we held auction rate securities with a par value of $5.7 million. At September 28, 2013 and December 29, 2012, the auction rate securities held by us had an estimated fair value of $4.7 million. Our investments in auction rate securities are subject to interest rate and market risk. A hypothetical 10% movement in interest rates would not have a material impact on the fair value of the portfolio. If the market for our investment portfolio declines, our consolidated operating results may be negatively impacted.

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

As a result of the use of derivative financial instruments, we are exposed to the risk that counter-parties to derivative contracts will fail to meet their contractual obligations. To mitigate the counter-party credit risk, we enter into contracts with major financial institutions based upon their credit ratings and other factors.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 159d) - 15(f) under the Exchanges Act) that occurred during the first nine months of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to this quarter, the largest percentage of our revenue has been derived from customers participating in the Communications end market. In addition, sales to two large China-based telecommunication equipment providers accounted for 14% of our revenue in 2012. This is primarily due to strength in the wireless portion of the Communications end market. In the past, a general weakening in demand for programmable logic products from customers in the Communications end market has adversely affected our revenue. In addition, telecommunication equipment providers are building network infrastructure for which we compete for product sales. Any deterioration in the Communications end market or our end customers' reduction in spending to support this end market could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations.
The Consumer end market is cyclical, and our failure to accurately predict the frequency, duration, timing and severity of these cycles could adversely affect our financial condition and results.

Revenue from the Consumer end market accounted for 15% of our revenue in fiscal 2012 and has increased as a percentage of our revenues. During this quarter, the largest percentage of our revenue derived from customers participating in this end market. Revenue from the Consumer end market consists primarily of revenue from our products designed and used in a broad range of products including smart handheld devices, flat panel displays, digital cameras and camcorders, gaming consoles, and set-top boxes. This market is characterized by rapidly changing requirements and products. Our success in this market will depend principally on our ability to:

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

While we strive to maintain a strong relationship with our customers, certain of our customers' product life cycles are relatively short and they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by these customers. Any significant loss of, or a significant reduction in purchases by, these customers or their failure to meet their commitments to us, could have an adverse effect on our financial condition and results of operations. If any one or more of our significant customers were to experience significantly adverse financial conditions, our financial condition and business would be adversely affected as well.

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
We are dependent on independent contractors for a majority of our assembly, test, and logistics services, and disruption of these services could negatively impact our financial condition and results of operations.

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

On February 27, 2013, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. No shares were repurchased during the three or nine months ended September 28, 2013. We expect that all future repurchases will be open market transactions funded from available working capital.

ITEM 5.	OTHER INFORMATION

On August 20, 2013, Patrick Jones, Chairman of the Board, established a rule 10b5-1 plan for shares of the Company's common stock as part of a personal investment diversification strategy. Rule 10b5-1 requires, among other things, that a trading plan be established only at a time when a director or officer is not aware of material, non-public information. The plan specifies the term of the plan, which will expire May 12, 2015 or such earlier date as all shares subject to the plan are sold, the number of shares to be sold, and the times and prices at which shares may be sold. If all conditions of the plan are met, up to 81,000 shares may be sold under the plan, which would equal approximately 33% of the aggregate number of shares, including vested and unvested equity awards, that Mr. Jones held as of September 28, 2013.

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

Date: November 5, 2013