Form 10-K
period 2013-12-28
LATTICE SEMICONDUCTOR CORP
filed 2014-03-11
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer [X]
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No [X]
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2013	330,493,725
Number of shares of common stock outstanding as of March 7, 2013	117,108,240
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the 2014 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

LATTICE SEMICONDUCTOR CORPORATION
FORM 10-K
ANNUAL REPORT

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about: our strategies and beliefs regarding the markets we serve or may serve; growth opportunities and growth in markets we may serve; acceptance of programmable logic devices and displacement of other general purpose logic solutions; our plans to introduce new FPGA families in high-growth market niches where we believe that we have sustainable and differentiated positions; the costs of making and developing various general purpose logic products; our intention to continually introduce new products and enhancements and reduce manufacturing costs; the majority of our revenue being through our sell-through distributors; the impact of our global tax structure and expectations regarding taxes and tax adjustments; our expectations that a significant portion of our revenue will continue to be dependent on the Consumer, Communications, Industrial, Scientific and Medical, and Computing end markets; the Asia Pacific market being the primary source of our revenue; our plans to sell our auction rate securities; the costs and benefits and timing of completion of our restructuring plans; the impact of new accounting pronouncements; our expectations regarding customer preferences and product use; our future product development and marketing plans; our ability to maintain or develop successful foundry relationships to produce new products; our expectations regarding seasonal trends; our expectations regarding defenses to claims against our intellectual property; our making significant future investments in research and development; our beliefs concerning the adequacy of our liquidity and facilities, and our ability to meet our operating and capital requirements and obligations.

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, the concentration of our sales in the consumer and communications equipment end market, particularly as it relates to the concentration of our sales in the Asia Pacific region, market acceptance and demand for our new products, any disruption of our distribution channels, unexpected charges, delays or results relating to our restructuring plans, the effect of the downturn in the economy on capital markets and credit markets, the impact of competitive products and pricing, unanticipated taxation requirements, or positions of the U.S. Internal Revenue Service, unexpected impacts of recent accounting guidance and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, the items discussed in “Risk Factors” in Item 1A of Part I of this Report. You should not unduly rely on forward-looking statements because our actual results could differ materially from those expressed in any forward-looking statements made by us. In addition, any forward-looking statement applies only as of the date on which it is made. We do not plan to, and undertake no obligation to, update any forward-looking statements to reflect events or circumstances that occur after the date on which such statements are made or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business.

Lattice Semiconductor Corporation (“Lattice,” the “Company,” “we,” “us,” or “our”) designs, develops and markets programmable logic products and related software. We also provide design services, customer training, field engineering and technical support.

Lattice was incorporated in Oregon in 1983 and reincorporated in Delaware in 1985. Our headquarters facility is located at 5555 N.E. Moore Court, Hillsboro, Oregon 97124, and our website is www.latticesemi.com. Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K. Our common stock trades on the NASDAQ Global Select Market under the symbol LSCC.

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2013, 2012, 2011, and 2010 were 52-week years that ended December 28, 2013, December 29, 2012, December 31, 2011, and January 1, 2011, respectively. Our fiscal 2014 will be a 53-week year and will end on January 3, 2015. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

Programmable Logic Market Background

Three types of digital integrated circuits are used in most electronic systems: microprocessors, memory and logic.

•Microprocessors are used for control and computing tasks.
•Memory is used to store programming instructions and data.
•Logic is employed to manage the interchange and manipulation of digital signals within a system.

Logic circuits are found in a wide range of today's digital electronic equipment, including communications, computing, consumer, industrial, scientific, medical, automotive, and military systems. The general purpose logic market for semiconductor solutions can be subdivided into three primary categories:

•
Application-specific integrated circuits (“ASICs”) are custom devices for a single user, which generally entail significant design risks, non-recurring expenses and longer development cycles. ASICs have historically been perceived as having advantages of lower unit costs, higher performance and lower power when compared to PLDs.

•
Application-specific standard products (“ASSPs”) are standardized logic devices marketed to multiple users, with limited flexibility to customize an end system. ASSPs have historically been perceived as having similar advantages as ASICs (ie: cost, performance and power) relative to programmable logic devices with the additional benefit of being readily available as an off-the-shelf standard product, thereby avoiding the risk and non-recurring engineering associated with ASICs.

•
Programmable logic devices, including those offered by Lattice, are standard semiconductor products, purchased by systems manufacturers in a “blank” state that can be custom-configured into a virtually unlimited number of specific logic functions.

Industry sources have estimated that the general purpose logic and application-specific semiconductor product categories combined to account for approximately 37% of the estimated $318 billion worldwide semiconductor market in 2013. Based on those sources, we believe that the programmable logic market was approximately $4.5 billion in 2013.

Programmable logic devices have key competitive advantages over ASICs and ASSPs that make them suitable for certain types of applications, including:

•
Faster time to market and increased design flexibility. These advantages are enabled by development software allowing users to implement and revise their designs quickly. ASICs and ASSPs, on the other hand, require significant development time and offer limited, if any, flexibility to make design changes.

•
Programmable logic devices are standard components, meaning that the same device can be sold to many different users for a variety of applications, while ASICs and ASSPs are customized for an individual use or specific application.

Programmable Logic Market
There are two main subcategories of programmable logic devices: field programmable gate arrays (“FPGAs”) and conventional programmable logic devices (“PLDs”), each representing distinctly different silicon architectural approaches.

•
FPGAs are traditionally characterized by a narrow-input logic cell and use a distributed interconnect scheme. FPGAs may also contain dedicated blocks of fixed circuits such as memory, high-speed input/output interfaces or processors.

•	PLDs are traditionally characterized by a regular building block structure of wide-input logic cells, called macrocells, and use a centralized logic interconnect scheme.

Although FPGAs and PLDs are typically suited for use in distinct types of logic applications, with PLDs being well-suited for 'control-oriented' applications and FPGAs being well-suited for 'data-path' applications, we believe that a substantial portion of programmable logic customers have needs for, and could utilize both FPGAs and PLDs. In addition, mixed signal programmable logic devices that combine digital and analog features are growing in popularity. We offer solutions utilizing all of these silicon architectures to serve multiple markets in a wide variety of applications. Throughout this Annual Report we generally use the term FPGAs when referring to both our FPGAs and our PLDs.

End Markets for Our FPGAs

An overview of the end market applications for our products is shown in the following table:

End Markets	Sub-Market	Applications	Tethered	Mobile
Communications	Wireless	Base Station	X
		Wireless Backhaul	X
		Heterogeneous Networks	X
	Wireline	Routers and Switches	X
		Data Centers	X
		Carrier Class Wifi	X
		Wired access aggregation	X
Consumer		Smartphones		X
		Wearables		X
		Tablets & E-Readers		X
		Digital SLR Cameras		X
		GPS navigation units		X
		High Definition Televisions	X
		Laptops and PCs	X	X
		Gaming	X	X
Industrial, Scientific and Medical (ISM)	Industrial	Factory Automation	X	X
		Motor and Process Controls	X	X
		Video Surveillance & Security	X	X
	Scientific	Human-Machine Interface	X	X
		Test and Measurement	X	X
	Medical	Diagnostic Imaging	X	X
		Hand-held Medical Devices	X	X
	Automotive	Driver Assistance Systems	X	X
		Driver Information Systems	X	X
Computing		Servers and Micro Servers	X
		Data Centers	X
		Storage networks	X
		Security	X

Lattice Strategy and Advantage

We believe that the number of devices that are always-on, always-connected and connected-to-everything (the “Internet of Things”) which could benefit from our products will continue to expand, providing growth opportunities in many of the markets we serve today. Our strategy is to lead the middle-to-low-end of the FPGA market where high density, system-level integration, and the most advanced process technology are less necessary and to displace ASICs and ASSPs in applications where low cost, low power, small form factor, and rapid time to market are critical to the success of our customers.

The following table summarizes the key characteristics of our FPGAs relative to ASICs and ASSPs:

	Lattice FPGAs	ASICs/ASSPs
Time to Market	Fast	Slow
Development Cost (non-recurring engineering)	Lower	Higher
Customizable by User	Yes	No
Hardware Reprogrammability	Yes	No
Process Technology	Advanced	Often Lagging

We believe that the rapid pace of change and increasing complexity of products and connectivity places a premium on the programmable flexibility, rapid time to market, and relatively lower development costs and risks associated with our products when compared to ASICs and ASSPs.

Where time to market is critical to our customers, the reprogrammability of an FPGA solution allows designers to more quickly and simply add features, easily correct mistakes and/or fill gaps in other functions. Additionally, our focus on the development of customizable design solutions for our FPGAs (“IP Cores”) provides customers with reliable, pre-tested, reusable functions that can be quickly adopted, allowing our customers to direct their time and energy on the unique aspects of their product. This can provide FPGAs a distinct time to market advantage over competing solutions.

Another advantage for certain of our FPGA solutions are their relatively advanced process technologies, often one or more generations ahead of competing ASICs, microcontrollers and ASSPs. This generational advantage from a lithography standpoint allows lower end FPGAs to compete directly on power and cost while offering a distinct advantage in form factor. We expect the fixed cost of ASIC and ASSP development to significantly increase on more advanced technology nodes, allowing FPGAs to better address high volume applications and gain market share from ASIC and ASSP suppliers.

The following table summarizes certain key characteristics of our FPGAs relative to higher density FPGAs offered by other FPGA companies:

	Lattice FPGAs	Higher Density FPGAs
Size	Smaller	Larger
Unit Cost	Lower	Higher
Power Consumption	Lower	Higher

Higher density FPGAs are large, expensive and consume greater power. Integrating multiple functions including high-end processors on a single device often requires expensive and advanced process technologies that lead to higher development and manufacturing costs. We have chosen not to compete at the high-end of this traditional FPGA market. Rather, we focus on providing more flexible solutions in the middle and low-end of the market by leveraging established process nodes to create multiple generations of cost effective devices on mature process technologies. By leveraging established, lower cost technologies and capitalizing on our ability to use the latest IP Cores we are able to quickly deliver added functionality while optimizing cost, power consumption and form factor.

Communications Market

Revenue from the Communications end market accounted for 38% of our revenue in 2013 and historically has been our largest end market. Our products are used throughout the communications infrastructure with our ECP family focused on high-

speed serial communications channels ("SERDES") based, high bandwidth applications. Our MachXO, XO2 and XO3 products address IO-intensive, control plane applications and our iCE products support simple glue logic and connectivity applications.

The worldwide communications infrastructure continues to grow and evolve to meet increasing bandwidth and coverage demands of consumers, with some estimating substantial increases in data traffic over the next several years. In addition, we believe that Heterogeneous Networks ("HetNets") will become a more critical element to increase available bandwidth and fill coverage gaps in existing communications and data networks. We believe our ability to offer low power, small form factor FPGAs and the latest IP Cores will allow for our continuing success in the Communications market.

Consumer Market

During fiscal 2013, we derived 30% of our revenue from the Consumer end market. While we historically served the Consumer market with products like the 4KZE and MachXO2ZE in applications including e-readers, GPS navigation units and other mobile devices, the acquisition of SiliconBlue Technologies in December 2011 expanded our presence in the consumer market. Our products can now be found in smartphones, tablets, wearables, and other wireless, battery operated devices. Our iCE40 and XO2ZE product lines combine to achieve a distinctive balance of logic and non-volatile memory. Leveraging our low power and small form factor solutions allows us to deliver a compelling value proposition for manufacturers of consumer products. As a result, we shipped over 100 million iCE40, XO2ZE, and 4KZE devices into the rapidly growing Consumer end market in fiscal 2013.

The expected continued proliferation of wireless, connected and battery operated devices in the Consumer market provides growth opportunities for FPGAs in applications such as smartphones, tablets, wearables, e-readers, GPS navigation units, High Definition Televisions and Digital SLR Cameras. For example, at least one industry source anticipates that global market shipments of wearable devices will grow by approximately 150 percent to over 130 million units in 2018. In addition, smartphone sales are expected to grow from 800 million units in 2013 to 1.2 billion in 2016. We believe that today, less than 15% of the smartphones in the world use an FPGA solution.

Industrial, Scientific and Medical Markets

The Industrial, Scientific and Medical (“ISM”) end markets represented 23% of total revenues in 2013. Although a challenging and fragmented market, we believe we can service much of the ISM market with existing MachXO product families packaged in small form factors and ball pitches that meet customer needs. Additionally, those same products that create winning solutions for control plane and data path in the Communications market can also meet the video application requirements for surveillance and switching in the ISM market. The iCE40 family which was developed for mobile applications can also provide customers readymade solutions for battery powered industrial handheld devices at a very low cost. The process technology advantage that we enjoy in the Consumer market also applies to the ISM market.

Similar to the Consumer market, we believe that the ISM markets may also see the accelerated development and adoption of mobile wireless networked devices for applications including: test and measurement, medical imaging, factory automation and process control, video surveillance and switching, driver assistance, and infotainment.

Computing Market

The Computing market represented 9% of total revenues in 2013. Our MachXO product families feature both high-performance and low-power versions that align with a variety of server applications. The potential for growth in server farms and widespread adoption of cloud computing could lead to greater demand for smaller, lower power, more affordable solutions that can deliver high data rate offerings at affordable service provider operating cost. With innovative features including: wafer level chip scale packaging (“WLCSP”) and very small ball pitch packages, we have the ability to supply customers with the smallest form factor FPGAs currently available. The Computing end markets often demand solutions that are low cost, low power, small form factor, and that enable our customers to quickly and efficiently bring their products to market.

Lattice Products

We actively participate in the FPGA, PLD and the growing mixed signal PLD markets. During fiscal 2013, 32% of our revenue was derived from FPGA products, compared to 34% in 2012 and 2011, and 68% of our revenue was derived from conventional PLD products, compared to 66% in 2012 and 2011. We strive to meet our customers' needs by offering innovative and differentiated solutions that include not only silicon and packaged devices, but also design tools and intellectual property.

	Year Introduced	Process Technology (nm)	Operating Voltage	Logic (K LUTs)	SERDES Channels	Max RAM (Mb)	I/O Pins (#)
LatticeXP2 TM	2007	90	1.2	5-40	—	1.0	86-540
LatticeECP3 TM	2009	65	1.2	17-149	4-16	7.2	116-586
MACHXO2 ™	2010	65	3.3/2.5/1.2	256-6864	—	—	18-334
Lattice iCE40 TM	2011	40	1.2	384-7680	—	—	10-206
MACHXO3L	2013	65	1.2	640-6864	—	0.2	25-325

LatticeXP2

Unlike a traditional FPGA that requires an external device to load its configuration data, the non-volatile LatticeXP2 family embeds a Flash memory block on-chip to store the configuration information. This on-chip memory offers customers several unique benefits. First, as a single chip solution it enables customers to reduce the size and cost of their bill of materials. Second, without the comparatively long time delay caused by loading a configuration externally, a customer's equipment can start up much more quickly. We refer to this feature as "instant-on." While broadly used across many markets, we believe that the single-chip, instant-on capability and high-security provided by the LatticeXP2 family make it particularly attractive for the computing, security, surveillance and display markets.

The LatticeXP2 family is manufactured using embedded Flash processes co-developed with our foundry partner Fujitsu Limited (“Fujitsu”). The use of embedded Flash for the non-volatile memory enables the Lattice XP2 family to be re-programmable.

LatticeECP Family

The LatticeECP family is designed for customers who need low-density FPGAs that provide digital signal processing (“DSP”) capabilities, a significant amount of memory and SERDES, but do not want to pay the price or power premiums of high-end FPGAs. The LatticeECP2M and LatticeECP3 families are able to serve this low density market due to careful circuit design choices aimed at achieving lower cost and architectural enhancements that reduce power consumption.

Introduced in February 2009, the fourth generation LatticeECP3 family is particularly well suited for deployment in wireless infrastructure and wireline access equipment, as well as video and imaging applications. All generations of the LatticeECP family are manufactured using our foundry partner Fujitsu's advanced process technologies.

MachXO2 Family

The MachXO2 family of versatile non-volatile reconfigurable FPGAs are designed for applications traditionally implemented using complex programmable logic devices (“CPLD”) or low-capacity FPGAs. MachXO2 products have been widely adopted in a broad range of high value, cost sensitive applications that require general purpose I/O expansion, interface bridging and powerup management functions. They offer the benefits of increased system integration by providing embedded memory, built-in Phase-locked Loops, high performance Low-voltage Differential Signaling (“LVDS”) I/O, remote field upgrade and a low-power sleep mode.

Introduced in 2010, our MachXO2 family is built on a low power 65nm process featuring embedded Flash technology. The MachXO2 family delivers a 3X increase in logic density, a 10X increase in embedded memory and more than a 100X reduction in static power relative to the MachXO family. In addition, several popular functions used in low-density PLD applications, such as User Flash Memory (UFM), I2C, SPI and timer/counter, have been hardened into the MachXO2 devices, providing designers a “Do-it-All” device for high volume, value orientated applications.

MachXO3 Family

The MachXO3 family is an instant on, multi time programmable FPGA architecture designed primarily for applications traditionally implemented by fixed silicon or low-capacity FPGAs in markets such as computing, communications, and industrial. MachXO3 products are targeted for a broad range of high value, cost sensitive applications that require general purpose I/O expansion, interface bridging and hardware acceleration. They offer the benefits of increased system integration by providing ultra small packages, embedded memory, built-in Phase-locked Loops, MiPi and high performance LVDS I/O.

Announced in late 2013, our MachXO3 family is designed for low power 65nm or 40nm process technologies. The MachXO3 family delivers increased performance, lower cost, higher I/O and significantly smaller package sizes relative to the MachXO2 family. The MachXO3 family utilizes state of the art WLCSP and flip chip BGA packaging to provide extremely small form factors for customers. In addition, several popular functions are hardened in the MachXO3 devices, providing a menu of predefined features.

Designed for a broad range of ultra-low density applications, the MachXO3 and MachXO2 families are used in a variety of end markets including: consumer, communications, computing, industrial, scientific and medical.

Lattice iCE40

The iCE40 family of products are designed to meet the shrinking power budgets and space constrained environments of consumer handheld products. Emphasizing smallest overall solution size, lowest power consumption and aggressive high volume pricing, the iCE40 family of products delivers ASIC or ASSP alternatives to market. Where system designers wait months for ASIC and ASSP silicon, the iCE40 family of product enables system architects to realize their design in days.

The iCE40 family of products represents the world’s smallest FPGA. This is enabled through advanced WLCSP combined with application specific integrated IP and 40nm low power fabric. iCE40 FPGAs are the only FPGAs to be offered in 0.35mm pitch WLCSP packages and include embedded IP such as PLLs, oscillators, LED drivers, and serial interfaces. A variety of package technologies from 0.35mm to 1mm pitch combined with a variety of hard and soft IP enable the iCE40 portfolio to serve the basic I/O expansion, bridging and processor acceleration needs of broad market applications as well as consumer mobile devices.

Power Manager, ispClock and Platform Manager Programmable Mixed Signal Devices

As customer equipment grows more complex, so does the customer's power and clock management problems. Our Power Manager and ispClockTM families feature a combination of programmable logic and programmable analog circuitry that allows system designers to reduce system cost and design time by quickly and easily integrating a wide variety of power or clock management functions within a single integrated circuit. These products can replace numerous discrete components, reducing cost and conserving board space, while providing customers with additional design flexibility and time-to-market benefits. The accuracy of our Power Manager products enables more reliable system performance for our customers.

The Platform Manager™ family is Lattice's third-generation programmable mixed-signal device family. The Platform Manager devices are expected to simplify board management design significantly by integrating programmable analog and logic to support many common functions, including power management, digital housekeeping and glue logic. By integrating these support functions, Platform Manager devices not only reduce the cost of these functions compared to traditional approaches, but also can improve system reliability and provide a high degree of flexibility, reducing the likelihood of a board re-spin.

Software Development Tools and Intellectual Property Cores

Our programmable logic products are supported by several design and development suites with each one targeted at the specific needs of the user. Our iCE40 products are supported by our iCEcube2 design and development suite. Certain other products are supported by ispLEVER Classic. The remainder of our products, other than mixed signal, are supported by the Lattice Diamond™ design and development tool suite. Our mixed signal products are supported by PAC-Designer® software.

iCEcube2 is a complete, easy to learn design flow that meets the needs of the designer and is supported on the Windows platform. Lattice Diamond™ is also a complete, modern and easy to learn FPGA design suite supported on both Windows and Linux platforms. Both iCEcube2 and Lattice Diamond™ allow our users to easily enter their design along with the design goals, quickly analyze and verify the design for accuracy, and then implement the design in our programmable logic solution. The flow enables logic simulation, static timing analysis, I/O pin assignment, synthesis, automatic timing-driven place and route and device programming.

For all tool suites, Synopsys' Synplify Pro advanced FPGA synthesis is included for all operating systems supported, and Aldec's Active-HDL Lattice Edition II simulator is included for Windows. In addition to the tool support for Lattice devices provided by the OEM versions of Synplify Pro and Active-HDL, our devices are also supported by the full versions of Synopsys Synplify Pro and Aldec Active-HDL. Additionally, Mentor Graphics ModelSim SE is supported.

Our IP core program (LatticeCORE™) assists our customers' design efforts by providing pre-tested, reusable functions that can be easily used; allowing our customers to focus on their unique system architectures. These IP cores eliminate the need to “re-invent the wheel” by providing many industry-standard functions, including PCI Express, DDR, Ethernet, CPRI, 7:1 LVDS and embedded microprocessors.

Product Development

We place substantial emphasis on new product development and believe that continued investment in this area is required to maintain and improve our competitive position. Our product development activities emphasize new proprietary products, advanced packaging, enhancement of existing products and process technologies, and improvement of software development tools. Product development activities occur primarily in: Hillsboro, Oregon; San Jose, California; Shanghai, China; and Alabang, Philippines.

Research and development expenses were $81.0 million in 2013, $77.6 million in 2012 and $71.9 million in 2011. We expect to continue to make significant investments in research and development. During fiscal 2011, we consolidated our research and development activities and established an engineering development center in the Philippines.

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

Lattice and Fujitsu have entered into agreements pursuant to which Fujitsu manufactures our products on its 130nm, 90nm and 65nm CMOS process technologies, as well as on 130nm, 90nm and 65nm technologies with embedded flash memory that we have jointly developed with Fujitsu. Taiwan Semiconductor Manufacturing Company Ltd. (“TSMC”) manufactures our 40nm iCE products. In addition, United Microelectronics Corporation ("UMC") manufactures certain of our 40nm products.

All of our assembly and test operations are performed by outside suppliers.

We rely on third party vendors to provide cost-effective and efficient supply chain services. Among other activities, these outsourced services relate to direct sales logistics, including order fulfillment, inventory management and warehousing, and shipment of inventory to third party distributors. During 2012 and 2011, we transferred significant portions of our supply chain support activities from our headquarters in Oregon and our operations center in Singapore to a new operations center in the Philippines.

We perform certain test operations as well as reliability and quality assurance processes internally. We have achieved and maintained ISO9001:2008 Quality Management Systems Certification and released a full line of products qualified to the AEC-Q100 Reliability Standard.

Wafer Fabrication

We source silicon wafers from our foundry partners, Fujitsu and Seiko Epson Corporation in Japan, TSMC and UMC in Taiwan and GLOBALFOUNDRIES in Singapore, pursuant to agreements with each company and their respective affiliates. We negotiate wafer volumes, prices and other terms with our foundry partners and their respective affiliates on a periodic basis.

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

Testing

We electrically test the die on most wafers prior to shipment for assembly. Following assembly but prior to customer shipment, each product undergoes final testing and quality assurance procedures. Wafer sort testing is performed by independent contractors in Malaysia, Japan, Indonesia and Singapore. Final testing is performed by independent contractors in Indonesia, Malaysia, the Philippines, Singapore, Taiwan and South Korea. We also perform certain test operations as well as reliability and quality assurance processes internally.

Marketing, Sales and Customers

We sell our products to end customers both directly through our wholly-owned subsidiary Lattice SG Pte. Ltd. and through a network of independent manufacturers' representatives. Additionally, we sell indirectly through independent sell-in and sell-through distributors. Our only sell-in distributors are in Japan. We also employ a direct sales management and field applications engineering organization to support our end customers and indirect sales resources. Our end customers are primarily original equipment manufacturers in the communications, computing, consumer, industrial, scientific and medical end markets.

We have agreements with 20 manufacturers' representatives in North America. We have established foreign sales channels in over 50 foreign countries and maintain a network of 16 international sales representatives. A substantial portion of our sales are made through distributors.

We provide global technical support to our end customers with engineering staff based at our headquarters, product development centers and selected field sales offices. We maintain numerous domestic and international field sales offices in major metropolitan areas.

Resale of product by sell-through distributors accounted for 45% of our net revenue in 2013, and we expect our distributors to generate a significant portion of our revenue in the future. We depend on our distributors to sell our products to end customers, complete order fulfillment and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. We have three primary sell-through distributors. We also have regional distribution in Asia, Japan and Israel and we sell through three major on-line catalog distributors.

Historically the largest percentage of our revenue has been derived from customers participating in the communications end market. A significant portion of that revenue comes from two large China-based telecommunication equipment providers. In fiscal 2013, we experienced significant revenue growth in the consumer end market; as a result Samsung Electronics Co., Ltd. accounted for 22% of total revenue in 2013. No other individual OEM customer, in any end market, accounted for more than 10% of total revenue in any of the fiscal years 2013, 2012 and 2011.

Revenue from foreign sales as a percentage of total revenue was 91%, 88%, and 86% for fiscal 2013, 2012, and 2011, respectively. We assign revenue to geographies based on customer ship-to address at the point where revenue is recognized. Revenue attributed to China for fiscal 2013 was approximately 45% of total revenue. In the case of sell-in distributors and OEM customers, revenue is typically recognized, and geography is assigned, when products are shipped. In the case of sell-through distributors, revenue is recognized when resale to the end customer occurs and geography is assigned based on the end customer location on the resale reports provided by the distributor. Both foreign and domestic sales are denominated in U.S. dollars, with the exception of sales in Japan, where sales to certain customers are denominated in yen.

The composition of our revenue by geography, based on ship-to location, is as follows (dollars in thousands):

	Year Ended						% Change in
	December 28, 2013		December 29, 2012		December 31, 2011		2013	2012
Asia	$245,689	74%	$189,811	68%	$201,118	63%	29	(6)
Europe	47,459	14	48,202	17	66,319	21	(2)	(27)
Americas	39,377	12	41,243	15	50,929	16	(5)	(19)
Total revenue	$332,525	100%	$279,256	100%	$318,366	100%	19	(12)

Seasonality

In most years, we experience some seasonal trends in the sale of our products. Sales of our products are often higher during our fiscal quarters two and three, but lower during our other fiscal quarters. However, on balance general economic conditions and the cyclical nature of the end markets we serve have a greater impact on our business and financial results than seasonal trends.

Backlog

Our backlog consists of orders from distributors and orders from certain OEMs which are for deliveries within the next year. Historically, our backlog is a poor predictor of future sales or customer demand for the following reasons:

•	Purchase orders, consistent with common industry practices, can generally be revised or canceled up to 30 days before the scheduled delivery date without significant penalty.

•	Our backlog for sell-through distributors is valued at list price, which in most cases is substantially higher than the prices ultimately recognized as revenue.

•	A sizable portion of our revenue comes from our "turns business," where the product is ordered and delivered within the same quarter.

•	A growing portion of our revenue arises from vendor managed inventory arrangements where the timing and volume of vendor utilization is difficult to predict.

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

We compete primarily with other semiconductor companies that provide logic solutions that are not user programmable via hardware configuration, or that offer products based on alternative solutions such as ASIC, ASSP, microcontroller, analog and DSP technologies. Although we have not yet experienced direct competition from companies located outside the United States, such companies may become a more significant competitive factor in the future. Competition may also increase if other larger semiconductor companies seek to expand into our market. Any such increases in competition could have a material adverse effect on our operating results. We do not compete directly with Altera Corporation or Xilinx, Inc. in the consumer market. However, we occasionally compete with them in the low-end of the traditional FPGA markets, primarily in the communications, computing and industrial end markets.

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

Patents

We hold numerous domestic, European and Asian patents and have patent applications pending in the United States, Europe and Asia. Our current patents will expire at various times between 2014 and 2032. There can be no assurance that pending or future patent applications will result in issued patents, or that any issued patents will survive challenges to their validity. Although we believe that our patents have value, there can be no assurance that our patents, or any additional patents that may be issued in the future, will provide meaningful protection from competition. We believe that our success will depend primarily upon the technical expertise, experience, creativity, and the sales and marketing abilities of our personnel.

Patent and other proprietary rights infringement claims are common in our industry. There can be no assurance that, with respect to any claim made against us, we would be able to successfully defend against the claim or that we could obtain a license that would allow us to use the proprietary rights on terms or under conditions that would not harm our business.

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

Intellectual Ventures

In 2013, we entered into a paid-up, non-exclusive patent license agreement with IV Global Licensing LLC, Intellectual Ventures I LLC, and Intellectual Ventures II LLC which provides us a five-year license to a portfolio of certain U.S. semiconductor related patents.

Employees

At December 28, 2013, we had 783 full-time employees. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical and management personnel. No employee is subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers of the Company

The following individuals currently serve as our executive officers:

Name	Age	Position
Darin G. Billerbeck	54	President, Chief Executive Officer and Director
Joe Bedewi	54	Corporate Vice President and Chief Financial Officer
Byron W. Milstead	57	Corporate Vice President, General Counsel and Secretary

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

Byron W. Milstead joined the Company in May 2008 as Corporate Vice President and General Counsel. In January 2013, Mr. Milstead was appointed to serve as President and General Manager of Lattice SG Pte. Ltd., the Company’s wholly-owned sales subsidiary in Singapore. Prior to joining the Company, Mr. Milstead served as Senior Vice President and General Counsel of Credence Systems Corporation from December 2005 to May 2008. Mr. Milstead served as Vice President and General Counsel of Credence Systems Corporation from November 2000 until December 2005. Prior to joining Credence Systems Corporation, Mr. Milstead practiced law at the Salt Lake City office of Parsons Behle & Latimer and the Portland offices of both Bogle and Gates and Ater Wynne.

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

ITEM 1A. Risk factors

The following risk factors and other information included in this Annual Report should be carefully considered before making an investment decision relating to our common stock. If any of the risks described below occur, our business, financial condition, operating results and cash flows could be materially adversely affected. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial results.

We rely on independent foundries for the manufacture of all of our products and a manufacturing problem or insufficient foundry capacity could adversely affect our operations.

We depend on independent foundries to supply silicon wafers for many of our products. These foundries include Fujitsu in Japan, which supplies the majority of our wafers. We negotiate wafer volumes, prices and other terms with our foundry partners and their respective affiliates on a periodic basis typically resulting in short-term agreements which do not ensure long-term supply or allocation commitments. We rely on our foundry partners to produce wafers with competitive performance attributes. Should the foundries that supply our wafers experience manufacturing problems, including unacceptable yields, delays in the realization of the requisite process technologies, or difficulties due to limitations of new and existing process technologies, our operating results could be adversely affected. Should the foundries not be able to manufacture sufficient quantities of our products or continue to manufacture a product for the full life of the product, we may be required to prematurely limit or discontinue the sales of certain products or incur significant costs to transfer products to other foundries, and our customer relationships and operating results could be adversely affected. In addition, weak economic conditions may adversely impact the financial health and viability of the foundries and cause them to limit or discontinue their business operations, resulting in shortages of supply and an inability to meet their commitments to us, which could adversely affect our financial condition and operating results.

A disruption of our foundry partners' operations as a result of a fire, earthquake, act of terrorism, political or labor unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event, or any other reason, could disrupt our wafer supply and could adversely affect our operating results.

Establishing, maintaining and managing multiple foundry relationships requires the investment of management resources as well as additional costs. If we fail to maintain our foundry relationships, or elect or are required to change foundries, we will incur significant costs and manufacturing delays. The success of certain of our next generation products is dependent upon our ability to successfully partner with Fujitsu and other foundry partners, including Seiko Epson Corporation in Japan, United Microelectronics Corporation in Taiwan, and Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC") in Taiwan. If for any reason our foundry partners do not provide their facilities and support for our development efforts, we may be unable to effectively develop new products in a timely manner.

Should a change in foundry relationships be required, we may be unsuccessful in establishing new foundry relationships for our current or next generation products, or may incur substantial cost and or manufacturing delays until we form and ramp relationships and migrate products, each of which could adversely affect our operating results.

We depend on distributors to generate a significant portion of our revenue and complete order fulfillment.

We depend on our distributors to sell our products to end customers, complete order fulfillment and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. Resale of product through distributors accounted for 45% of our revenue in 2013, with two distributors accounting for 37% of our revenue in 2013. We expect our distributors to generate a significant portion of our revenue in the future. Any adverse change to our relationships with our distributors or a failure by one or more of our distributors to perform its obligations to us could have a material impact on our business. In addition, a significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

In addition, our distribution channels have historically experienced consolidation due to merger and acquisition activity. Consolidation may result in our distributors allocating fewer resources to the distribution and sale of our products, which could adversely affect our financial results.

We depend on the timeliness and accuracy of resale reports from our distributors; late or inaccurate resale reports could have a detrimental effect on our ability to properly recognize revenue and our ability to predict future sales.

The Consumer end market is rapidly changing and cyclical, and our failure to accurately predict the frequency, duration, timing and severity of these cycles could adversely affect our financial condition and results.

Revenue from the Consumer end market accounted for 30% of our revenue in fiscal 2013 and has increased from past periods as a percentage of our total revenue. Revenue from the Consumer end market consists primarily of revenue from our products designed and used in a broad range of products including smart handheld devices, flat panel displays, digital cameras and camcorders, gaming consoles, and set-top boxes. This market is characterized by rapidly changing requirements and product features. Our success in this market will depend principally on our ability to:

•	meet the market windows for consumer products;

•	predict technology and market trends;

•	develop IP cores to meet emerging market needs;

•	develop products on a timely basis; and

•	avoid cancellations or delay of products.

Our inability to accomplish any of the foregoing could materially and adversely affect our business, financial condition, and results of operations. Cyclicality in the Consumer market could periodically result in higher or lower levels of revenue and revenue concentration with a single or small number of customers. In addition, rapid changes in this market may affect demand for our products, may cause our revenue derived from sales in this market to vary significantly over time, adversely affecting our financial results.

We are dependent on a concentrated group of customers for a significant part of our revenues. If we were to lose any of these customers, our revenue could decrease significantly.

A large portion of our revenue depends on sales to a limited number of customers. During fiscal 2013, Samsung Electronics Co., Ltd. accounted for 22% of our total revenue. Additionally our top five end customers accounted for approximately 44% of our total revenue. If any of these relationships were to diminish, or if these customers were to develop their own solutions, or adopt an alternative solution or a competitor's solution, our results could be adversely affected.

While we strive to maintain a strong relationship with our customers, certain of our customers' product life cycles are relatively short and they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by these customers. Any significant loss of, or a significant reduction in purchases by, one or more of these customers or their failure to meet their commitments to us, could have an adverse effect on our financial condition and results of operations. If any one or more of our concentrated group of customers were to experience significantly adverse financial conditions, our financial condition and business could be adversely affected as well.

A downturn in the Communications end market could cause a reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

Revenue from the Communications end market accounted for 38% of our revenue in 2013. Two of our top five customers participate primarily in the Communications end market. In the past, cyclical weakening in demand for programmable logic products from customers in the Communications end market has adversely affected our revenue and operating results. In addition, telecommunication equipment providers are building network infrastructure for which we compete for product sales. Any deterioration in the Communications end market or our end customers' reduction in spending to support this end market could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations.

General economic conditions and deterioration in the global business environment could have a material adverse effect on our business, operating results and financial condition.

Adverse economic conditions may negatively affect customer demand for our products and services and result in delayed or decreased spending amid concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. Weak global economic conditions in the past have resulted in weak demand for our products in certain geographies and had an adverse impact on our results of operations. If weak economic conditions persist or worsen, our business could be harmed due to customers or potential customers reducing or delaying orders. The inability of customers to obtain credit, the insolvency of one or more customers, or the insolvency of key suppliers could result in production delays. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, require additional restructuring actions, and decrease our revenue and profitability. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

Our success and future revenue depends on our ability to develop and introduce new products which achieve customer and market acceptance, and failure to do so could have a material adverse effect on our financial condition and results of operations.

The programmable logic market is characterized by rapid technology and product evolution, generally followed by a relatively longer ramp process to volume production on advanced technologies. Our competitive position and success depends on our ability to develop and introduce new products that compete effectively on the basis of price, density, functionality, power consumption, form factor and performance addressing the evolving needs of the markets we serve. These new products typically are more technologically complex than their predecessors.

The success of new product introductions depends upon numerous factors, including:

•	timely completion and introduction of new product designs;

•	ability to generate new design opportunities and design wins;

•	achieving design wins which result in sales of significant volume;

•	availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;

•	ability to utilize advanced manufacturing process technologies;

•	achieving acceptable yields;

•	ability to obtain adequate production capacity from our wafer foundries and assembly and test subcontractors;

•	ability to obtain advanced packaging;

•	availability of supporting software design tools;

•	utilization of predefined IP logic;

•	customer acceptance of advanced features in our new products; and

•	market acceptance of our customers' products.

Our product development efforts may not be successful, our new products may not achieve industry acceptance and we may not achieve the necessary volume of production to achieve acceptable cost. Revenue relating to our mature products are expected to decline in the future, which is normal for our product life cycles. As a result, we may be increasingly dependent on revenue derived from our newer products as well as anticipated cost reductions in the manufacture of our current products. We rely on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining acceptable margins. To the extent such cost reductions and new product introductions do not occur in a timely manner, or that our products do not achieve market acceptance or market acceptance at acceptable pricing, our forecasts of future revenue, financial condition and operating results could be materially adversely affected.

A number of factors, including our inventory strategy, can impact our gross margins.

A number of factors, including: yield, wafer pricing, cost of packaging raw materials, product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or end market mix and pricing strategies can cause our gross margins to fluctuate. In addition, forecasting our gross margins is difficult because a significant portion of our business is based on turns within the same quarter.

From time to time our inventory levels may be higher than historical norms due to inventory build decisions aimed at reducing direct material cost or enabling responsiveness to expected demand. In the event the expected demand does not materialize, we may be subject to incremental excess and obsolescence costs. In addition, future product cost reductions could impact our inventory valuation, which could adversely affect our operating results.

Increased costs of wafers and materials, or shortages in wafers and materials could adversely impact our gross margins and lead to reduced revenues.

If greater demand for wafers is not accommodated by increased foundry capacity, if market demand for wafers or production and assembly materials increases, or if a supplier of our wafers or assembly materials ceases or suspends operations or otherwise experiences a disruption to its operations, our supply of wafers and other materials could become constrained. Worldwide manufacturing capacity for silicon wafers is relatively inelastic. Wafer shortages could result in wafer price increases or shortages in materials at production and test facilities, which could adversely impact our ability to meet customer product demands in a timely manner.

If any of our current or future foundry partners or assembly and test subcontractors significantly increases the costs of wafers or other materials, interrupts or reduces our supply, including for reasons outside of their control, or if any of our relationships with our partner suppliers is terminated, our operating results could be adversely affected.

We are dependent on independent contractors for a majority of our assembly, test, and logistics services, and disruption of these services could negatively impact our financial condition and results of operations.

We are dependent on subcontractors to assemble, test and ship our products with acceptable quality and yield levels. Should our subcontractors experience problems impacting the delivery of product to our customers including: prolonged inability to obtain wafers or packaging materials with competitive performance and cost attributes, inability to achieve adequate yields or timely delivery; disruption or defects in assembly, test or shipping services; or delays in stabilizing manufacturing processes or ramping up volume for new products, our operations and operating results may be adversely affected. Economic conditions may adversely impact the financial health and viability of our subcontractors and result in their inability to meet their commitments to us resulting in product shortages, quality assurance problems, reduced revenue and/or increased costs which could negatively impact our financial condition and results of operations.

In the past, we have experienced delays in obtaining assembled and tested products and in securing assembly and test capacity commitments from our suppliers. We currently anticipate that our assembly and test capacity commitments are adequate, however, these existing commitments may not be sufficient for us to satisfy customer demand in future periods. We negotiate assembly and test prices and capacity commitments from our contractors on a periodic basis. If any of our assembly or test contractors reduce their capacity commitment or increase their prices, and we cannot find alternative sources, our operating results could be adversely affected.

The semiconductor industry routinely experiences cyclical market patterns and a significant industry downturn could adversely affect our operating results.

Our revenue and gross margin can fluctuate significantly due to downturns in the semiconductor industry. These downturns can be severe and prolonged and can result in price erosion and weak demand for our products. Weak demand for our products resulting from general economic conditions affecting the end markets we serve or the semiconductor industry specifically and reduced spending by our customers can result, and in the past has resulted, in excess and obsolete inventories and corresponding inventory write-downs. The dynamics of the markets in which we operate make prediction of and timely reaction to such events difficult. Due to these and other factors, our past results are not reliable predictors of our future results.

Our expense levels are based, in part, on our expectations of future sales. Many of our expenses, particularly those relating to facilities, capital equipment, and other overhead, are relatively fixed. We might be unable to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales could adversely affect our operating results.

Foreign sales, accounting for the majority of our revenue, are subject to various risks associated with selling in international markets, which could have a material adverse effect on our operations, financial condition, and results of operations.

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

We have significant international operations exposing us to various economic, regulatory, political, and business risks, which could have a material adverse effect on our operations, financial condition, and results of operations.

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

These and other integral business activities outside of the United States are subject to the risks and uncertainties associated with conducting business in foreign economic and regulatory environments including trade barriers, economic sanctions, environmental regulations, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, anti-corruption laws, domestic and foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods, disruptions or delays in production or shipments, and instability or fluctuations in currency exchange rates, any of which could have a material adverse effect on our business, financial condition and operating results.

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

Our legal organizational structure could result in unanticipated unfavorable tax or other consequences which could have an adverse effect on our financial condition and results of operations. In 2011 and 2012, we implemented a global tax structure to more effectively align our corporate structure with our business operations including responsibility for sales and purchasing activities. We created new and realigned existing legal entities, completed intercompany sales of rights to intellectual property, inventory and fixed assets across different tax jurisdictions, and implemented cost-sharing and intellectual property licensing and royalty agreements between our legal entities. We currently operate legal entities in countries where we conduct supply-chain management, design, and sales operations around the world. In some countries, we maintain multiple entities for tax or other purposes. Changes in tax laws, regulations, future jurisdictional profitability of the Company and its subsidiaries, and related regulatory interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, which could adversely affect our results of operations.

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

In general, we warranty our products for varying lengths of time against non-conformance to our specifications and certain other defects. Because our products, including hardware, software and intellectual property cores, are highly complex and increasingly incorporate advanced technology, our quality assurance programs may not detect all defects, whether manufacturing defects in individual products or systematic defects that could affect numerous shipments. Inability to detect a defect could result in a diversion of our engineering resources from product development efforts, increased engineering expenses to remediate the defect and increased costs due to customer accommodation or inventory impairment charges. On occasion we have also repaired or replaced certain components or made software fixes or refunded the purchase price or license fee paid by our customers due to product or software defects. If there are significant product defects, the costs to remediate such defects, net of reimbursed amounts from our vendors, if any, or to resolve warranty claims may adversely affect our revenue, gross margins and net income.

The nature of our business makes our revenue and gross margin subject to fluctuation and difficult to predict which could have an adverse impact on our business.

In addition to the challenging market conditions we may face, we have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customers' products and those products achieving market acceptance. Due to the complexity of our customers' designs, the design to volume production process for many of our customers requires a substantial amount of time, frequently longer than a year. In addition, we are dependent upon "turns," orders received and turned for shipment in the same quarter. These factors make it difficult for us to forecast future sales and project quarterly revenues. The difficulty in forecasting future sales weakens our ability to project our inventory requirements, which could result, and in the past has resulted, in inventory write-downs or failure to meet customer product demands in a timely manner. The difficulty in forecasting revenues as well as the relative customer and product mix of those revenues inhibits our ability to provide forward-looking revenue and gross margin guidance.

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims are not yet resolved, including those that are discussed under Note 15 contained in the Notes to Consolidated Financial Statements, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, we may be faced with significant monetary damages or injunctive relief against us that could materially and adversely affect our financial condition and operating results and certain portions of our business.

If we are not able to successfully compete in the highly competitive semiconductor industry, our financial results and future prospects will be adversely affected.

The semiconductor industry is intensely competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing and sales resources. The current level of competition in the programmable logic market is high and may increase in the future. We currently compete directly with companies that have licensed our technology or have developed similar products, including Altera Corporation and Xilinx, Inc. We also compete with numerous semiconductor companies that offer products based on alternative solutions such as ASIC, ASSP, microcontroller, analog, and digital signal processing ("DSP") technologies. Competition from these semiconductor companies may intensify as we offer products in the Consumer end market. These competitors include established, multinational semiconductor companies as well as emerging companies. If we are unable to compete successfully in this environment, our future results may be adversely affected.

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

We rely on independent software and hardware developers for the design, development, supply and support of intellectual property cores, design and development software, and certain elements of evaluation boards. As a result, failure or significant delay to complete software or deliver hardware in accordance with our plans, specifications, and agreements could disrupt the release of or introduction of new or existing products, which could be detrimental to the capability of our new products to win designs. Any of these delays or inability to complete the design or development could have an adverse effect on our business, financial condition, or operating results.

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

We carry insurance customary for companies in our industry, including, but not limited to, liability, property and casualty, workers' compensation and business interruption insurance. We also insure our employees for basic medical expenses. In addition, we have insurance contracts that provide director and officer liability coverage for our directors and officers. Other than the specific areas mentioned above, we are self-insured with respect to most other risks and exposures, and the insurance we carry in many cases is subject to a significant policy deductible or other limitation before coverage applies. Based on management's assessment and judgment, we have determined that it is more cost effective to self-insure against certain risks than to incur the insurance premium costs. The risks and exposures for which we self-insure include, but are not limited to, certain natural disasters, certain product defects, political risk, certain theft, patent infringement and employment practice matters. Should there be a catastrophic loss due to an uninsured event such as an earthquake or a loss due to adverse occurrences in any area in which we are self-insured, our financial condition or operating results could be adversely affected.

We compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel would harm us.

We depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain such personnel and attract and retain other highly qualified personnel, particularly product engineers. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel. From time to time we have effected restructurings which have eliminated a number of positions. Even if such personnel are not directly affected by the restructuring effort, such terminations can have a negative impact on morale and our ability to attract and hire new qualified personnel in the future. If we lose existing qualified personnel or are unable to hire new qualified personnel, as needed, our business, financial condition and results of operations could be seriously harmed.

Acquisitions and strategic investments present risks, and we may not realize the goals that were contemplated at the time of a transaction.

During 2011, we acquired technology companies whose products or services complement our business, and in the past we have made a number of strategic investments in other technology companies whom we believe complement and improve our operational capabilities. We may make similar acquisitions and strategic investments in the future. Acquisitions and strategic investments present risks, including:

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

As a result of past acquisitions, as of December 28, 2013, we had $44.8 million in goodwill on our balance sheet. We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. We completed our annual test of goodwill impairment in the fourth quarter of 2013 and concluded that we did not have any impairment at that time. There is no assurance that future impairment tests will indicate that goodwill will be deemed recoverable.

The conflict minerals provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act could result in additional costs and liabilities.

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established new disclosure and reporting requirements for those companies who use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. As these new requirements are implemented, they could affect the sourcing and availability of minerals used in the manufacture of our semiconductor products. There are also costs associated with complying with the disclosure requirements, including for due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of any required remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. We are still in the process of complying with the new conflict minerals rules and it may be several years before we can fully assess the internal and external cost of compliance of the effect the rules will have on our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters consists of land and 189,000 square feet of buildings we own in Hillsboro, Oregon. In Shanghai, China, we own an 18,869 square foot research and development facility and lease an additional 3,212 square foot research and development facility. We currently lease a 98,874 square foot research and development facility in San Jose, California through September 2026. In Alabang, Philippines, we lease a 17,114 square foot research and development facility through December 2016, an 8,648 square foot facility through May 2017, and a 2,933 square foot facility through April 2017. In addition, we lease a 2,323 square foot facility in Singapore through July 2014, primarily to support supply chain activities. We lease a 5,296 square foot research and development facility in Bangalore, India through October 2016. We also lease office facilities in multiple metropolitan locations for our domestic and international sales staff. We believe that our existing facilities are suitable and adequate for our current and foreseeable future needs.

Item 3. Legal Proceedings.

On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (“John”) against us in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, John seeks an injunction, unspecified damages, and attorneys' fees and expenses. We filed a request for re-examination of the patent by the U.S. Patent and Trademark Office (“PTO”), which was granted by the PTO. The litigation was stayed pending the results of the re-examination. After the re-examination concluded, the stay was lifted on January 1, 2012, and the lawsuit was transferred by consent of the parties to the Northern District of California. We also filed a request for a second re-examination of the patent, which was granted but is currently on appeal at the Patent Trial and Appeal Board. Discovery is open and proceeding. On February 14, 2014, the District Court held a claim construction hearing and a hearing on the Company's motion for summary judgment of invalidity. The court has not yet ruled on the issues raised at the hearings. Trial is scheduled for December 8, 2014. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to us. We believe we possess defenses to these claims and intend to vigorously defend this litigation. It is reasonably possible that the actual losses may exceed our accrued liabilities, however, we cannot currently estimate such amount.

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

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters & Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol LSCC. The following table sets forth the low and high intraday sale prices for our common stock for the last two fiscal years, as reported by NASDAQ.

	Low	High
2013:
First Quarter	$3.82	$5.71
Second Quarter	4.50	5.50
Third Quarter	4.44	5.44
Fourth Quarter	4.17	5.77
2012:
First Quarter	$5.92	$7.12
Second Quarter	3.49	6.60
Third Quarter	3.17	4.53
Fourth Quarter	3.46	4.38

Holders

As of March 7, 2014, we had approximately 309 stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. We intend to retain earnings to finance the growth of our business. We have never paid cash dividends.

Recent Sales of Unregistered Securities (most recent quarter only)

None.

Issuer Purchases of Equity Securities (most recent quarter only)

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
September 29, 2013 through October 26, 2013	717,593	$4.48	717,593	$16,783,274
October 27, 2013 through November 23, 2013	112,120	$4.24	112,120	$16,307,411
November 24, 2013 through December 28, 2013	—		—	$16,307,411
	829,713	$4.45	829,713

On February 27, 2013, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program was twelve months. Under this program during fiscal 2013, approximately 0.8 million shares were repurchased for $3.7 million all occurring in the fourth quarter. At December 28, 2013, we had approximately $16.3 million remaining under the approved program. The 2013 program was completed during February 2014.

In February 2014, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. All repurchases will be open market transactions funded from available working capital.

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

Comparison of Total Cumulative Stockholder Return

The following graph shows the five-year comparison of cumulative stockholder return on our common stock, the Standard and Poor's (“S&P”) 500 Index and the Philadelphia Semiconductor Index (“PHLX”) from December 2008 through December 2013. Cumulative stockholder return assumes $100 invested at the beginning of the period in our common stock, the S&P and PHLX. Historical stock price performance is not necessarily indicative of future stock price performance.

Lattice Cumulative Stockholder Return

Item 6. Selected Financial Data.

		Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010
		(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$332,525	$279,256	$318,366	$297,768	$194,420
Costs and expenses:
Cost of products sold	154,281	128,499	129,769	117,943	90,077
Research and development	80,966	77,610	71,855	60,326	56,133
Selling, general and administrative	67,144	72,317	68,838	64,359	52,545
Acquisition related charges, including amortization of intangible assets	2,960	4,178	536	—	228
Restructuring charges	388	6,018	6,079	11	3,689
	305,739	288,622	277,077	242,639	202,672
Income (loss) from operations	26,786	(9,366)	41,289	55,129	(8,252)
Other (expense) income, net	(300)	505	1,434	2,474	1,812
Income (loss) before income taxes	26,486	(8,861)	42,723	57,603	(6,440)
Provision (benefit) for income taxes	4,165	20,745	(35,509)	531	517
Net Income (loss)	$22,321	$(29,606)	$78,232	$57,072	$(6,957)
Basic net income (loss) per share	$0.19	$(0.25)	$0.66	$0.49	$(0.06)
Diluted net income (loss) per share	$0.19	$(0.25)	$0.65	$0.48	$(0.06)
Shares used in per share calculations:
Basic	115,701	117,194	117,875	116,726	115,384
Diluted	117,081	117,194	121,139	120,143	115,384

		At
	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010
		(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and Short-term marketable securities	$215,815	$183,401	$210,134	$238,220	$164,540
Total assets	$447,876	$414,619	$453,784	$377,687	$296,557
Total liabilities	$62,196	$57,069	$60,223	$58,965	$43,197
Total stockholders' equity	$385,680	$357,550	$393,561	$318,722	$253,360

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lattice Semiconductor Corporation (“Lattice,” the “Company,” “we,” “us,” or “our”) designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by end customers as specific logic circuits, enabling shorter design cycle times and reduced development costs. Our end customers are primarily original equipment manufacturers (“OEMs”) in the communications, consumer, industrial, scientific and medical, and computing end markets. There are two main categories of programmable logic devices: field programmable gate arrays (“FPGAs”) and conventional programmable logic devices (“PLDs”), each representing distinctly different silicon architectural approaches. Products based on the two alternative programmable logic architectures are generally optimal for different types of logic functions, although many logic functions can be implemented using either architecture. We believe that a substantial portion of programmable logic customers utilize both PLD and FPGA architectures.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A description of our critical accounting policies follows.

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

Revenue from sales to OEMs and sell-in distributors is recognized upon shipment. Revenue from sales by our sell-through distributors is recognized at the time of reported resale. Under both types of revenue recognition, persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining customer acceptance requirements and no remaining significant performance obligations.

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

For sell-through distributors, at the time of shipment to distributors, we (a) record Accounts receivable at published list price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (b) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (c) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to sell-through distributors in the liability section of our Consolidated Balance Sheets. The final price is set at the time of resale and is determined in accordance with a distributor price agreement. Revenue and cost of products sold to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net Income (loss), and Accounts receivable are adjusted to reflect the final selling price.

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

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our auction rate securities are classified as Level 3 instruments. Management uses a combination of the market and income approach to derive the fair value of auction rate securities, which includes third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity. Our Level 3 instruments are classified as Long-term marketable securities on our Consolidated Balance Sheets and are entirely made up of auction rate securities that consist of student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program ("FFELP"). Fair value measurement may be sensitive to various unobservable inputs such as the ability of students to repay their loans, or change in the provision of government guarantees policy toward guaranteeing loan repayment. If students are unable to pay back their loans or the government changes its policy, our investments may be further impaired.

Inventory. Inventories are recorded at the lower of actual cost (approximated by standard cost) determined on a first-in-first-out basis or market. We establish provisions for inventory if it is obsolete or we hold quantities which are in excess of projected customer demand. The creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of products sold.

Asset Impairments. Long-lived assets, including amortizable intangible assets, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We monitor the carrying value of our long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset group; (ii) actual third-party valuations; and/or (iii) information available regarding the current market for similar asset groups. If the fair value of the asset group is determined to be less than the carrying amount of the asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in our Consolidated Statement of Operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired. No impairment charges were recorded for the fiscal year ended 2013.

Valuation of Goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. We review goodwill for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating whether goodwill is impaired, the Company makes a qualitative assessment to determine if it is more likely than not that its fair value is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must measure the impairment loss. The impairment loss, if any, is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, no further impairment analysis is needed. For purposes of testing goodwill for impairment, the Company operates as a single reporting unit. No goodwill impairment charges were recorded for the fiscal year ended 2013.

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

Accounting for Income Taxes. Our provision for income tax is comprised of our current tax liability and changes in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more-likely-than-not to be recoverable against future taxable income. At December 28, 2013, U.S. income taxes were not provided on approximately $3.4 million of the undistributed earnings of our Chinese subsidiary. We intend to reinvest these earnings indefinitely. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes.

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

Any adjustment to the net deferred tax asset valuation allowance is recorded in the Consolidated Statements of Operations in the period that the adjustment is determined to be required.

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

Results of operations

Key elements of our Consolidated Statements of Operations were as follows (dollars in thousands):

	Year Ended
	December 28, 2013		December 29, 2012		December 31, 2011
Revenue	$332,525	100.0%	$279,256	100.0%	$318,366	100.0%

Gross margin	178,244	53.6	150,757	54.0	188,597	59.2
Research and development	80,966	24.3	77,610	27.8	71,855	22.6
Selling, general and administrative	67,144	20.2	72,317	25.9	68,838	21.6
Acquisition related charges, including amortization of intangible assets	2,960	0.9	4,178	1.5	536	0.2
Restructuring charges	388	0.1	6,018	2.2	6,079	1.9
Income (loss) from operations	$26,786	8.1%	$(9,366)	(3.4)%	$41,289	13.0%

Revenue

	Year Ended			% Change in
	December 28, 2013	December 29, 2012	December 31, 2011	2013	2012
Revenue	$332,525	$279,256	$318,366	19	(12)

Revenue increased $53.3 million or 19% in fiscal 2013 compared to fiscal 2012 primarily driven by volume increases in our iCE40 product line, which was led by increased revenue from a major OEM in the Consumer end market and certain of our ECP3 products in the Communications end market, which resulted largely from increased China telecommunications infrastructure build out. These increases were partially offset by reduced volume of end-of-life mature products, relatively weak macroeconomic factors, and a migration to our newer technologies affecting the Computing and Industrial, Scientific and Medical end markets.

One Consumer end market customer, accounted for 22% of total revenue in 2013. No other individual end customer accounted for more than 10% of total revenue in the fiscal years 2013, 2012 and 2011.

Revenue declined $39.1 million or 12% in fiscal 2012 compared to fiscal 2011 principally due to macroeconomic weakness affecting the Communications and Computing end markets and declines in our military business, a component of our Industrial, Scientific and Medical end market. These declines were partially offset by strength in our New products, principally in the Consumer end market led by incremental revenue generated by our iCE40 product line.

Revenue by End Market

The following end market data is derived from data that is provided to us by our distributors and end customers. With a diverse base of customers who in some cases manufacture end products spanning multiple end markets, the assignment of revenue to a specific end market requires the use of estimates and judgment. Therefore, actual results may differ from those reported.

The composition of our revenue by end market for fiscal years 2013, 2012 and 2011 was as follows (dollars in thousands):

	Year Ended						% Change in
	December 28, 2013		December 29, 2012		December 31, 2011		2013	2012
Communications	$126,566	38%	$116,668	42%	$130,849	41%	8	(11)
Consumer	99,569	30	35,612	13	29,183	9	180	22
Industrial, Scientific and Medical	76,423	23	$89,265	32	110,668	35	(14)	(19)
Computing	29,967	9	37,711	13	47,666	15	(21)	(21)
Total revenue	$332,525	100%	$279,256	100%	$318,366	100%	19	(12)

Our revenue in the Communications end market is largely dependent on a small number of large telecommunications equipment providers. For fiscal 2013, Communications end market revenue increased 8% primarily driven by demand to support the telecommunications infrastructure build out in China. Revenue in the Communications end market was down 11% when comparing fiscal 2012 to fiscal 2011, driven primarily by macroeconomic weakness adversely impacting telecommunications infrastructure investments.

Consumer end market revenue increased 180% in fiscal 2013 and 22% in fiscal 2012. Consumer market revenue increased in fiscal 2013 due in large part to the strong volume growth of our iCE40 product at a major OEM. For 2012, the increased Consumer market revenue was driven primarily by volume increase resulting from proliferation of more consumer products and a concentrated focus by the Company to penetrate this market.

For fiscal 2013, the Industrial, Scientific and Medical end market experienced a revenue decline of 14% when compared to fiscal 2012. This decrease was primarily due to reduced sales volume of end-of-life mature products. For fiscal 2012, revenue decreased 19% when compared to fiscal 2011. This decline was primarily due to volume declines in our military business.

For each of fiscal 2013 and 2012 revenue for the Computing end market declined 21%. For both years, the declines are primarily due to reduced volume driven by macroeconomic factors.

Revenue by Product Classification

The composition of our revenue by product classification for fiscal years 2013, 2012 and 2011 was as follows (dollars in thousands):

	Year Ended						% Change in
	December 28, 2013		December 29, 2012		December 31, 2011		2013	2012
New *	$152,355	46%	$62,304	22%	$34,668	11%	145	80
Mainstream *	143,105	43	154,733	56	187,560	59	(8)	(18)
Mature *	37,065	11	62,219	22	96,138	30	(40)	(35)
Total revenue	$332,525	100%	$279,256	100%	$318,366	100%	19	(12)

Revenue for New products increased 145% in fiscal 2013. Revenue for New products increased 80% in fiscal 2012. In both years, New product revenue increased primarily due to strong volume ramping of certain New products, principally to customers in the Consumer and Communications end markets, and a general migration of customers to New products from our Mainstream and Mature products.

Revenue for Mainstream products decreased 8% in fiscal 2013 when compared to fiscal 2012. Revenue for Mainstream products decreased 18% in fiscal 2012. In both years, Mainstream product revenue declined due primarily to macroeconomic factors affecting the Industrial, Scientific and Medical and Computing end markets as well as reduced volume as customers migrated to newer technology.

Mature product revenue decreased 40% in fiscal 2013 and 35% in fiscal 2012 when compared to fiscal 2012 and 2011, respectively. In both years Mature product revenue decreased primarily due to lower sales volumes as customers migrated to our newer technology and a decline in the sales volume of late life-cycle products in the Computing and Industrial, Scientific and Medical end markets.

* Product Classifications:

New:	MachXO3, LatticeECP3, MachXO2, Power Manager II, and iCE40
Mainstream:	ispMACH 4000ZE, ispMACH 4000/Z, LatticeSC, LatticeECP2/M, LatticeXP2, MachXO, ispClock A/D/S, Software and IP
Mature:
ispXPLD, ispXPGA, FPSC, ORCA 2, ORCA 3, ORCA 4, ispPAC, isplsi 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-volt CPLDs, ispGDX2, GDX/V, ispMACH 4/LV, iCE65, ispClock, Power Manager I, all SPLDs, LatticeECP, LatticeXP

* Product categories are modified as appropriate relative to our portfolio of products and the generation within each major product family. New products consist of our latest generation of products, while Mainstream and Mature are older or based on unique late stage customer-based production needs. Generally, product categories are adjusted every two to three years, at which time prior periods are reclassified to conform to the new categorization. In the first fiscal quarter of 2012 we reclassified our New, Mainstream and Mature product categories to better reflect our current product portfolio.

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

The composition of our revenue by geography, based on ship-to location, is as follows (dollars in thousands):

	Year Ended						% Change in
	December 28, 2013		December 29, 2012		December 31, 2011		2013	2012
Asia	$245,689	74%	$189,811	68%	$201,118	63%	29	(6)
Europe	47,459	14	48,202	17	66,319	21	(2)	(27)
Americas	39,377	12	41,243	15	50,929	16	(5)	(19)
Total revenue	$332,525	100%	$279,256	100%	$318,366	100%	19	(12)

Revenue increased 29% in Asia in fiscal 2013, due primarily to strong volume growth of New products in the Consumer and Communications end markets. In fiscal 2012, revenue in Asia fell 6% due to relative weakness in the Communications end market. We believe the Asia Pacific region will remain the primary source of our revenue due to relatively more favorable business conditions in Asia and a continuing trend towards the migration of manufacturing by North American and European customers to the Asia Pacific region. Revenue declines in Europe and Americas of 2% and 5%, respectively, in fiscal 2013 are due largely to macroeconomic weakness in those regions.

Revenue from foreign sales as a percentage of total revenue were 91%, 88%. and 86% for fiscal 2013, 2012, and 2011, respectively.

Revenue by Distributors

Our largest customers are often distributors and sales through distributors have historically made up a significant portion of our total revenue. Revenue attributable to resales of products by our primary sell-through distributors are as follows:

	% of Total Revenue
	2013	2012	2011
Arrow Electronics Inc. (including Nu Horizons Electronics)	25%	33%	22%
Weikeng Group	12	14	14
All others	8	8	25
All sell-through distributors	45%	55%	61%

Revenue from sell-through distributors as a percent of total revenue has declined in 2013 and 2012 due primarily to increased sales directly to end customers.

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

Gross Margin

The composition of our gross margin, including as a percentage of revenue, for fiscal years 2013, 2012 and 2011 was as follows (dollars in thousands):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Gross margin	$178,244	$150,757	$188,597
Percentage of revenue	53.6%	54.0%	59.2%

In fiscal 2013, gross margin declined 0.4% as compared to fiscal 2012. Less favorable product and customer mix combined to reduce our gross margins during 2013 as we saw increased revenue of New products in both the Consumer and Communications end markets. We expect that product and customer mix as well as downward pressure on average selling price will continue to affect our gross margin in the future. The adverse effect of the mix driven margin decline in 2013 was substantially offset by product cost improvements, reduced expense from excess and obsolete inventory and, to a lesser extent, more sell-through of fully reserved inventory. The 2013 product cost improvements were driven primarily by higher volume manufacturing. If we are unable to realize additional or sufficient product cost reductions in the future, we may experience degradation in our gross margin.

In fiscal 2012, gross margin declined 5.2% percentage points as compared to fiscal 2011. This decline was due primarily to a decline in revenue from Mature and Mainstream products. Mature and Mainstream products typically yield a higher gross margin than New products. A net increase to reserves for excess and obsolete inventory slightly reduced fiscal 2012 gross margin. Degradation in gross margin due to product and customer mix was partially offset by product cost reductions realized primarily in the second half of the year.

Operating Expenses

Research and development expense

The composition of our research and development expenses, including as a percentage of revenue, for fiscal years 2013, 2012 and 2011 was as follows (dollars in thousands):

	Year Ended			% Change in
	December 28, 2013	December 29, 2012	December 31, 2011	2013	2012
Research and development	$80,966	$77,610	$71,855	4.3%	8.0%
Percentage of revenue	24.3%	27.8%	22.6%

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

The increase in expense in fiscal 2013, compared to fiscal 2012, was primarily due to increased variable compensation, facility costs and mask costs. More than 60% of these increases were offset by lower compensation expense, a reduction in depreciation, and reduced use of outside engineering services.

The increase in fiscal 2012, compared to fiscal 2011, was primarily due to increased compensation and benefits due to additional headcount, project-based outside engineering services, and depreciation and amortization. Approximately 40% of these increases were offset by reductions in mask costs and variable compensation.

Selling, general, and administrative expense

The composition of our selling, general and administrative expenses, including as a percentage of revenue, for fiscal years 2013, 2012 and 2011 was as follows (dollars in thousands):

	Year Ended			% Change in
	December 28, 2013	December 29, 2012	December 31, 2011	2013	2012
Selling, general and administrative	$67,144	$72,317	$68,838	(7.2)%	5.1%
Percentage of revenue	20.2%	25.9%	21.6%

Selling, general, and administrative expenses include costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional services and travel expenses.

The decrease in expense in fiscal 2013 compared to fiscal 2012 was primarily due to a lower compensation expense as a result of reduced headcount and lower legal and professional service expense, approximately 50% offset by an increase in variable compensation.

The increase in fiscal 2012 compared to fiscal 2011 was primarily due to increased severance, stock compensation expense, and legal and professional services. These increases were partially offset by lower commissions as a result of reduced revenue. Fiscal 2012 also had increased costs due to additional headcount associated with the December 2011 acquisition of SiliconBlue, which were entirely offset by reductions in variable compensation.

Acquisition related charges, including amortization of intangible assets

The composition of our acquisition related charges, including as a percentage of revenue, for fiscal years 2013, 2012 and 2011 was as follows (dollars in thousands):

	Year Ended			% Change in
	December 28, 2013	December 29, 2012	December 31, 2011	2013	2012
Acquisition related charges, including amortization of intangible assets	$2,960	$4,178	$536	(29.2)%	679.5%
Percentage of revenue	0.9%	1.5%	0.2%

Acquisition related charges includes severance and professional fees directly related to acquisitions, as well as the amortization of the stepped up value of inventory and amortization of identifiable intangible assets with finite useful lives associated with our 2011 acquisition of SiliconBlue.

The fiscal 2013 charges consist solely of amortization of intangible assets.

The fiscal 2012 charges include $2.9 million in amortization of intangibles assets, along with amortization of stepped up value of inventory, professional fees, and severance costs.

Restructuring charges

The composition of our restructuring charges, including as a percentage of revenue, for fiscal years 2013, 2012 and 2011 was as follows (dollars in thousands):

	Year Ended			% Change in
	December 28, 2013	December 29, 2012	December 31, 2011	2013	2012
Restructuring charges	$388	$6,018	$6,079	(93.6)%	(1.0)%
Percentage of revenue	0.1%	2.2%	1.9%

On October 12, 2012, our Board of Directors adopted the 2012 restructuring plan. In connection with this restructuring plan, we reduced our headcount by approximately 110 employees and eliminated certain sites, including our sites in Pennsylvania and Illinois.

For fiscal 2013, restructuring charges primarily relate to severance and changes in lease termination costs associated with the 2012 restructuring plan. The 2012 restructuring plan was substantially completed in the first quarter of 2013.

For fiscal 2012, restructuring charges primarily related to severance and lease termination costs associated with the 2012 restructuring plan.

We also implemented a restructuring plan during fiscal 2011 and the resultant restructuring charges approximated $7.0 million primarily related to severance, offset by approximately $1.0 million benefit due primarily to the re-occupancy of a previously restructured leased facility.

Other (expense) income, net

The composition of our other (expense) income, net, including as a percentage of revenue, for fiscal years 2013, 2012 and 2011 was as follows (dollars in thousands):

	Year Ended			% Change in
	December 28, 2013	December 29, 2012	December 31, 2011	2013	2012
Other (expense) income, net	$(300)	$505	$1,434	(159.4)%	(64.8)%
Percentage of revenue	(0.1)%	0.2%	0.5%

The decrease in Other (expense) income, net, in fiscal 2013, as compared to fiscal 2012 resulted primarily from higher losses on the sale of marketable securities and higher foreign exchange losses in fiscal 2013.

The decrease in Other (expense) income, net, in fiscal 2012, as compared to fiscal 2011 resulted primarily from lower investment income and higher foreign exchange losses in fiscal 2012.

Income taxes

The composition of our income taxes for fiscal years 2013, 2012 and 2011 was as follows (dollars in thousands):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Provision (benefit) for income taxes	$4,165	$20,745	$(35,509)

On December 31, 2011, we began to implement a global tax structure to more effectively align the Company's corporate structure with the geographic business operations including responsibility for sales and manufacturing activities. As part of this tax restructuring, we created new and realigned existing legal entities, completed intercompany sales of rights to intellectual property, inventory and fixed assets across different tax jurisdictions, and implemented cost-sharing and intellectual property licensing and royalty agreements between our U.S. and foreign entities. The intercompany sale of rights to intellectual property resulted in a gain for tax purposes, for which we recorded a $76.8 million tax provision in the fourth quarter of fiscal 2011 which was fully offset by the release of a portion of valuation allowance on deferred tax assets.

Also during the fourth quarter of 2011, we concluded that it was more-likely-than-not that we would be able to realize the benefit of a portion of our remaining deferred tax assets, resulting in a tax benefit of $35.2 million. We based this conclusion on improved operating results over the previous two years and our expectations about generating taxable income in the foreseeable future. We exercised significant judgment and considered estimates about our ability to generate revenue, gross profits, operating income and taxable income in future periods under our new tax structure in reaching this decision.

Implementation of the global tax structure was completed during the first quarter of 2012 upon the intercompany sale of inventory and fixed assets. During 2012, this inventory was sold to end customers in the ordinary course of business resulting in income before taxes in the United States and a loss before taxes in certain foreign jurisdictions. Because these foreign jurisdictions have 0% income tax rates, we received no tax benefit associated with the losses resulting in a significant foreign rate differential. Taxes have been applied to the gain on sale based on U.S. statutory rates, offset by deferred tax assets. This resulted in an increase to the effective tax rate and a net income tax provision of $13.7 million during 2012.

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

We believe that our financial resources will be sufficient to meet our working capital needs through the next 12 months. As of December 28, 2013, we have no long-term debt and do not have significant long-term commitments for capital expenditures. In the future, we may consider acquisition opportunities to extend our product or technology portfolios and to expand our product offerings. In connection with funding capital expenditures, completing acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain debt or equity financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs.

Liquidity

Cash and cash equivalents, Short-term and Long-term investments (dollars in thousands):

	December 28, 2013	December 29, 2012	$ change
Cash and cash equivalents	$114,310	$118,536	$(4,226)
Short-term marketable securities	101,505	64,865	36,640
Long-term marketable securities	5,241	4,717	524
Total Cash and cash equivalents, short-term and long-term marketable securities	$221,056	$188,118	$32,938

As of December 28, 2013, we had total Cash and cash equivalents of $114.3 million, of which approximately $21.7 million was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of December 28, 2013, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The increase in Cash and cash equivalents, and short-term investments of $32.4 million as compared to December 29, 2012, was primarily the result of cash provided by operations of $56.5 million offset by cash used for capital expenditures of $12.5 million and share repurchases of $6.2 million.

At December 28, 2013, Long-term investments consisted of auction rate securities with par value of $5.7 million and an estimated fair value of $5.2 million. Due to continued multiple failed auctions and the resultant illiquidity of these investments, we have classified our investment in auction rate securities as long-term. We intend to sell the auction rate securities as markets for these securities resume or reasonable offers become available. During 2012, we redeemed auction rate securities at a par value of $2.6 million and an estimated fair value of $2.3 million.

Accounts receivable, net (dollars in thousands):

	December 28, 2013	December 29, 2012	Change
Accounts receivable, net	$50,085	$46,947	$3,138
Days sales outstanding	50	64	(14)

Accounts receivable, net increased $3.1 million or 7% as of December 28, 2013 compared to December 29, 2012 due primarily to the increase in revenue in the fourth quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012. As a result, days sales outstanding at December 28, 2013 was 50 days, a decrease of 14 days from 64 days at December 29, 2012.

Inventories (dollars in thousands):

	December 28, 2013	December 29, 2012	Change
Inventories	$46,222	$44,194	$2,028
Months of inventory on hand	3.4	4.4	(1)

Inventory increased $2.0 million or 5% as of December 28, 2013 compared to December 29, 2012 primarily due to inventory builds in anticipation of certain end-of-life orders and increased inventory of products related to specific future demand. As a result of increased revenue in the fourth quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012, months of inventory on hand decreased from 4.4 months in 2012 to 3.4 months in 2013.

Share Repurchase Program

During 2013, we repurchased approximately 0.8 million shares for $3.7 million under the share repurchase program approved by the Board of Directors in February 2013. This program approved the repurchase of up to $20.0 million in outstanding common stock. The duration of the repurchase program was twelve months. As of December 28, 2013 approximately $16.3 million remained available under the 2013 stock repurchase program. All shares repurchased under this program were retired by December 28, 2013. We expect that all future repurchases will be open market transactions funded from available working capital.

During 2013, we also repurchased approximately 0.6 million shares for $2.5 million under the share repurchase program approved by the Board of Directors in February 2012. This program approved the repurchase of up to $20 million in outstanding stock over a 12 month period ending in February 2013. All shares repurchased under the 2012 program, in 2013, were retired by the end of the first quarter of 2013 and were open market transactions funded from available working capital.

Credit Arrangements

As of December 28, 2013, we had no long-term debt, no significant long-term purchase commitments for capital expenditures, and no existing used or unused credit arrangements.

Contractual Obligations

The following table summarizes our significant contractual cash obligations at December 28, 2013 (in thousands):

Fiscal year	Operating leases(1)	Purchase order obligations(2)
2014	$3,408	$110,630
2015	2,933	—
2016	2,769	—
2017	2,469	—
2018	2,440	—
Thereafter	21,166	—
	$35,185	$110,630

_________
(1)	Certain of our facilities and equipment are leased under operating leases, which expire at various times through 2026.
(2)	This column excludes amounts already recorded on our Consolidated Balance Sheet as current or long-term liabilities at December 28, 2013

We also have other liabilities of $22.6 million relating to uncertain tax positions. However, as we are unable to reliably estimate the timing of future payments related to uncertain tax positions, we have excluded this amount from the table above.

Our significant operating leases are for our facilities in San Jose, California; Shanghai, China and Manila, Philippines. In January 2013 we entered into a lease of new facilities in San Jose, California which expires in September 2026. Annual rental costs are estimated at $2.3 million with 3% annual increases. We commenced operations at that facility during the second quarter of fiscal 2013. Our lease in Shanghai expires in October 2014, with remaining rental costs estimated to be $0.1 million. Our leases in Alabang expire in December 2016, April 2017 and May 2017, with total annual rental costs estimated to be $0.4 million with 5% annual increases. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful life of the assets.

New Accounting Pronouncements

In June 2013, the Emerging Issues Task Force reached consensus on ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The consensus requires companies to present the unrecognized tax benefit as a reduction of the Deferred tax asset for a Net Operating Loss ("NOL") or similar tax loss, or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. We adopted this requirement in June 2013 with retrospective application as permitted by the standard. Amounts presented in prior periods have been reclassified to conform. This resulted in both long-term taxes payable and deferred tax assets declining by approximately $14 million for all periods presented.

Off-Balance Sheet Arrangements

As of December 28, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Credit Market Risks

At December 28, 2013 and December 29, 2012, we held auction rate securities with a par value of $5.7 million and $5.7 million, respectively. At December 28, 2013 and December 29, 2012, the auction rate securities held by us had an estimated fair value of $5.2 million and $4.7 million, respectively. Our investments in auction rate securities are subject to interest rate and market risk. A hypothetical 10% movement in interest rates would not have a material impact on the fair value of the portfolio. If the market for our investment portfolio declines, our consolidated operating results may be negatively impacted.

Foreign Currency Exchange Rate Risk

We have international subsidiary and branch operations. In addition, a portion of our silicon wafer and other purchases are denominated in Japanese yen, we bill our Japanese customers and collect a Japanese consumption tax refund in yen. We mitigate the resulting foreign currency exchange rate exposure by entering into foreign currency forward exchange contracts for Japanese yen. Although such hedges mitigate our foreign currency exchange rate exposure from an economic perspective they were not designated as "effective" hedges for accounting purposes and are adjusted to fair value through earnings. We do not hold or issue derivative financial instruments for trading or speculative purposes.

As a result of the use of derivative financial instruments, the Company is exposed to the risk that counter-parties to derivative contracts will fail to meet their contractual obligations. To mitigate the counter-party credit risk, the Company enters into contracts with carefully selected major financial institutions based upon their credit ratings and other factors.

On December 28, 2013, the Company had forward contracts to deliver 100 million Japanese yen on January 28, 2014 and 140 million Japanese yen on June 20, 2014.

Item 8. Financial Statements and Supplementary Data.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	December 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$114,310	$118,536
Short-term marketable securities	101,505	64,865
Accounts receivable, net	50,085	46,947
Inventories	46,222	44,194
Prepaid expenses and other current assets	13,679	12,527
Total current assets	325,801	287,069
Property and equipment, less accumulated depreciation	41,719	40,384
Long-term marketable securities	5,241	4,717
Other long-term assets	6,120	6,854
Intangible assets, net of amortization	12,484	15,430
Goodwill	44,808	44,808
Deferred income taxes	11,703	15,357
Total assets	$447,876	$414,619
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$37,454	$36,391
Accrued payroll obligations	13,659	6,149
Deferred income and allowances on sales to sell-through distributors	7,495	10,553
Total current liabilities	58,608	53,093
Long-term liabilities	3,588	3,976
Total liabilities	62,196	57,069
Commitments and contingencies "Note 15"
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 115,671,000 and 115,500,000 shares issued and outstanding	1,157	1,155
Paid-in capital	626,861	621,170
Accumulated other comprehensive loss	(145)	(261)
Accumulated deficit	(242,193)	(264,514)
Total stockholders' equity	385,680	357,550
Total liabilities and stockholders' equity	$447,876	$414,619
The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Revenue	$332,525	$279,256	$318,366
Costs and expenses:
Cost of products sold	154,281	128,499	129,769
Research and development	80,966	77,610	71,855
Selling, general and administrative	67,144	72,317	68,838
Acquisition related charges, including amortization of intangible assets	2,960	4,178	536
Restructuring charges	388	6,018	6,079
	305,739	288,622	277,077
Income (loss) from operations	26,786	(9,366)	41,289
Other (expense) income, net	(300)	505	1,434
Income (loss) before income taxes	26,486	(8,861)	42,723
Provision (benefit) for income taxes	4,165	20,745	(35,509)
Net Income (loss)	$22,321	$(29,606)	$78,232

Net income (loss) per share
Basic	$0.19	$(0.25)	$0.66
Diluted	$0.19	$(0.25)	$0.65

Shares used in per share calculations:
Basic	115,701	117,194	117,875
Diluted	117,081	117,194	121,139

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net income (loss)	$22,321	$(29,606)	$78,232
Other comprehensive income:
Unrealized gain (loss) related to marketable securities, net	284	(57)	(526)
Reclassification adjustment for losses (gains) included in net income (loss)	337	(78)	(133)
Translation adjustment	(505)	219	(185)
Comprehensive income (loss)	$22,437	$(29,522)	$77,388

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except par value)

	Common Stock ($.01 par value)		Paid-in capital	Treasury stock	Accumu- lated deficit	Accumulated other comprehensive loss
	Shares	Amount					Total
Balances, January 1, 2011	117,971	$1,179	$630,184	$—	$(313,140)	$499	$318,722
Net income for 2011	—	—	—	—	78,232	—	78,232
Unrealized loss related to marketable securities, net	—	—	—	—	—	(526)	(526)
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	—	(133)	(133)
Translation adjustments	—	—	—	—	—	(185)	(185)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of taxes)	2,145	23	5,508	—	—	—	5,531
Stock repurchase	(2,441)	(25)	—	(14,411)	—	—	(14,436)
Retirement of treasury stock	—	—	(14,411)	14,411	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	6,356	—	—	—	6,356
Balances, December 31, 2011	117,675	1,177	627,637	—	(234,908)	(345)	393,561
Net loss for 2012	—	—	—	—	(29,606)	—	(29,606)
Unrealized loss related to marketable securities, net	—	—	—	—	—	(57)	(57)
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	—	(78)	(78)
Translation adjustments	—	—	—	—	—	219	219
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of taxes)	1,896	19	3,531	—	—	—	3,550
Stock repurchase	—	—	—	(17,549)	—	—	(17,549)
Retirement of treasury stock	(4,071)	(41)	(17,508)	17,549	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	7,510	—	—	—	7,510
Balances, December 29, 2012	115,500	1,155	621,170	—	(264,514)	(261)	357,550
Net income for 2013					22,321		22,321
Unrealized gain related to marketable securities, net	—	—	—	—	—	284	284
Recognized loss on redemption of marketable securities, previously unrealized	—	—	—	—	—	337	337
Translation adjustments	—	—	—	—	—	(505)	(505)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of taxes)	1,580	16	2,316	—	—	—	2,332
Stock repurchase	—	—	—	(6,161)	—	—	(6,161)
Retirement of treasury stock	(1,409)	(14)	(6,147)	6,161	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	9,522	—	—	—	9,522
Balances, December 28, 2013	115,671	$1,157	$626,861	$—	$(242,193)	$(145)	$385,680

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net income (loss)	$22,321	$(29,606)	$78,232
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,807	22,149	16,666
Change in deferred income tax provision (benefit)	2,358	19,224	(49,376)
Gain on sale or maturity of marketable securities, net	—	(393)	(303)
Stock-based compensation	9,522	7,510	6,356
Changes in assets and liabilities: net of acquisitions
Accounts receivable, net	(3,138)	(9,954)	4,553
Inventories	(2,028)	(6,916)	2,618
Prepaid expenses and other assets	(1,339)	387	(1,367)
Accounts payable and accrued expenses (includes restructuring)	3,591	5,306	(1,059)
Accrued payroll obligations	7,510	(3,224)	(2,281)
Deferred income and allowances on sales to sell-through distributors	(3,058)	(208)	(4,931)
Other assets	(42)	1	13,253
Net cash provided by operating activities	56,504	4,276	62,361
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	67,318	56,408	81,313
Purchase of marketable securities	(103,861)	(50,076)	(83,259)
Acquisitions net of cash acquired	—	—	(45,645)
Payment for purchase of intangible assets	—	—	(18,500)
Capital expenditures	(12,500)	(13,593)	(13,001)
Other investing activities, primarily time-based software licenses	(7,353)	(6,122)	(7,140)
Net cash used in investing activities	(56,396)	(13,383)	(86,232)
Cash flows from financing activities:
Net share settlement upon issuance of RSUs	(744)	(832)	(642)
Purchase of treasury stock	(6,161)	(17,549)	(14,436)
Net proceeds from issuance of common stock	3,076	4,382	6,173
Net cash used in financing activities	(3,829)	(13,999)	(8,905)
Effect of exchange rate change on cash	(505)	219	(185)
Net decrease in cash and cash equivalents	(4,226)	(22,887)	(32,961)
Beginning cash and cash equivalents	118,536	141,423	174,384
Ending cash and cash equivalents	$114,310	$118,536	$141,423
Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) related to marketable securities, net, included in Accumulated other comprehensive loss	$284	$(57)	$(526)
Distribution of deferred compensation from trust assets	$70	$263	$341
Income taxes paid, net of refunds	$1,370	$908	$1,824

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Operations and Significant Accounting Policies:

Nature of Operations

Lattice Semiconductor Corporation (“Lattice,” the “Company,” “we,” “us,” or “our”) designs, develops and markets programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by end customers as specific logic circuits, enabling shorter design cycle times and reduced development costs. Our end customers are primarily original equipment manufacturers (“OEMs”) in the communications, industrial scientific and medical, consumer and computing end markets.

We do not manufacture our own silicon wafers. We maintain strategic relationships with large semiconductor foundries to source our finished silicon wafers in Asia. In addition, all of our assembly operations and most of our test and logistics operations are performed by outside suppliers in Asia. We perform certain test operations and reliability and quality assurance processes internally.

We place substantial emphasis on new product development and believe that continued investment in this area is required to maintain and improve our competitive position. Our product development activities emphasize new proprietary products, advanced packaging, enhancement of existing products and process technologies, and improvement of software development tools. Product development activities occur primarily in: Hillsboro, Oregon; San Jose, California; Shanghai, China; Bangalore, India; and Alabang, Philippines.

Fiscal Reporting Period

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal year 2013, 2012 and 2011 had 52 weeks and ended on December 28, 2013, December 29, 2012 and December 31, 2011, respectively. Our fiscal 2014 will be a 53-week year and will end on January 3, 2015. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

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

Fair Value of Financial Instruments

We invest in various financial instruments including corporate and government bonds, notes, commercial paper and auction rate securities. The Company values these instruments at fair value and monitors their portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge and establishes a new carrying value. We assess other-than-temporary impairment of marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our auction rate securities are classified as Level 3 instruments. Management uses a combination of the market and income approach to derive the fair value of auction rate securities, which include third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity. Our Level 3 instruments are classified as Long-term marketable securities on our Consolidated Balance Sheet and are entirely made up of auction rate securities that consist of student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program ("FFELP"). Fair value measurement may be sensitive to various unobservable inputs such as the ability of students to repay their loans, or change in the provision of government guarantees policy toward guaranteeing loan repayment. If students are unable to pay back their loans or the government changes its policy, our investments may be further impaired.

Foreign Exchange and Translation of Foreign Currencies

We have international subsidiary and branch operations. In addition, a portion of our silicon wafer and other purchases are denominated in Japanese yen, we bill certain Japanese customers in yen and collect a Japanese consumption tax refund in yen. Gains or losses from foreign exchange rate fluctuations on balances denominated in foreign currencies are reflected in Other (expense) income, net. Realized and unrealized gains or losses on foreign currency transactions were not significant for the periods presented. We translate accounts denominated in foreign currencies in accordance with ASC 830, “Foreign Currency Matters,” using the current rate method under which asset and liability accounts are translated at the current rate, while stockholders' equity accounts are translated at the appropriate historical rates, and revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments related to the consolidation of foreign subsidiary financial statements are reflected in Accumulated other comprehensive loss in Stockholders' equity.

Derivative Financial Instruments

At December 28, 2013 and December 29, 2012, we had open foreign exchange contracts of 240,000,000 JPY and 150,000,000 JPY, respectively. One contract outstanding at December 28, 2013 settled in January 2014 and a second contract will settle in June 2014. The contract outstanding at December 29, 2012 settled in January 2013. Although such hedges mitigate our foreign currency exchange rate exposure from an economic perspective they were not designated as "effective" hedges for accounting purposes and are adjusted to fair value through earnings, with an impact of less than $0.1 million for the periods reported. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Concentration Risk

Potential exposure to concentration risk consists primarily of revenue concentration, cash and cash equivalents, marketable securities, trade receivables and supply of wafers for our new products. One OEM end customer accounted for 22% of revenue in fiscal 2013. No end customer accounted for more than 10% of revenue in fiscal 2012 or 2011. We place our investments primarily through three financial institutions and mitigate the concentration of credit risk by limiting the maximum portion of the investment portfolio which may be invested in any one instrument. The Company's investment policy defines approved credit ratings for investment securities. Investments on-hand consisted primarily of money market instruments, “AA” or better corporate notes and bonds and commercial paper, and U.S. government agency obligations. See Note 4 for a discussion of the liquidity attributes of our marketable securities.

Concentration of credit risk with respect to trade receivables are mitigated by a diverse customer base and our credit and collection process. Accounts receivable are recorded at the invoice amount, do not bear interest, and are shown net of allowances for doubtful accounts of $0.9 million and $1.1 million at December 28, 2013 and December 29, 2012, respectively. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

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

For sell-through distributors, at the time of shipment to distributors, we (a) record Accounts receivable at published list price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (b) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (c) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to sell-through distributors in the liability section of our Consolidated Balance Sheets. The final price is set at the time of resale and is determined in accordance with a distributor price agreement. Revenue and cost of products sold to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net Income (loss), and Accounts receivable are adjusted to reflect the final selling price.

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table (in thousands):

	December 28, 2013	December 29, 2012
Inventory valued at published list price and held by sell-through distributors with right of return	$36,056	$38,623
Allowance for distributor advances	(24,090)	(22,450)
Deferred cost of sales related to inventory held by sell-through distributors	(4,471)	(5,620)
Total Deferred income and allowances on sales to sell-through distributors	$7,495	$10,553

A significant portion of our revenue in fiscal 2013 was from sell-through distributors. For the fiscal years 2013, 2012 and 2011, resale of products by sell-through distributors as a percentage of our total revenue was 45%, 55% and 61%, respectively.

We must use estimates and apply judgment to reconcile sell-through distributors' reported inventories to their activities. Errors in our estimates or judgments could result in inaccurate reporting of our Revenue, Cost of products sold, Deferred income and allowances on sales to sell-through distributors, and Net Income (loss).

Inventories

Inventories are recorded at the lower of actual cost determined on a first-in-first-out basis or market. We establish provisions for inventory if it is in excess of projected customer demand, and the creation of such provisions result in a write-down of inventory to net realizable value and a charge to cost of products sold.

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

Asset Impairments

Long-lived assets, including amortizable intangible assets, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We monitor the carrying value of our long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset group; (ii) actual third-party valuations; and/or (iii) information available regarding the current market for similar asset groups. If the fair value of the asset group is determined to be less than the carrying amount of the asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in our Consolidated Statement of Operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired. No impairment charges were recorded for the fiscal year ended 2013.

Valuation of Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company reviews goodwill for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating whether goodwill is impaired, the Company makes a qualitative assessment to determine if it is more likely than not that its fair value is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must measure the impairment loss. The impairment loss, if any, is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, no further impairment analysis is needed. For purposes of testing goodwill for impairment, the Company operates as a single reporting unit. No goodwill impairment charges were recorded for the fiscal year ended 2013.

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

Restructuring Charges

Expenses associated with exit or disposal activities are recognized when incurred under ASC 420, “Exit or Disposal Cost Obligations,” for everything but severance. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring plan is recorded when such costs are probable and the amount can be reasonably estimated in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits.” For leased facilities that were ceased to be used, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, was recorded as a part of restructuring charges.

Research and Development

Research and development costs are expensed as incurred.

Accounting for Income Taxes

The Company’s provision for income tax is comprised of its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more-likely-than-not to be recoverable against future taxable income. At December 28, 2013, U.S. income taxes were not provided on approximately $3.4 million of the undistributed earnings of our Chinese subsidiary as we intend to reinvest these earnings indefinitely. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes.

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

In assessing the ability to realize deferred tax assets, the Company evaluates both positive and negative evidence that may exist and consider whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Any adjustment to the net deferred tax asset valuation allowance is recorded in the Consolidated Statements of Operations for the period that the adjustment is determined to be required.

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

Net Income (Loss) Per Share

We compute basic income (loss) per share by dividing Net Income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, RSUs and ESPP shares. Our application of the treasury stock method includes as assumed proceeds, the average unamortized stock-based compensation expense for the period and the impact of the pro forma net deferred tax benefit or cost associated with stock-based compensation expense.

A reconciliation of basic and diluted Net Income (loss) per share is presented below (in thousands, except per share data):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Basic and diluted Net income (loss)	$22,321	$(29,606)	$78,232
Shares used in basic Net income (loss) per share	115,701	117,194	117,875
Dilutive effect of stock options, RSUs and ESPP shares	1,380	—	3,264
Shares used in diluted Net income (loss) per share	117,081	117,194	121,139
Basic Net income (loss) per share	$0.19	$(0.25)	$0.66
Diluted Net income (loss) per share	$0.19	$(0.25)	$0.65

The computation of diluted Net Income (loss) per share for fiscal years 2013 and 2011, respectively, includes the effects of stock options, RSUs and ESPP shares aggregating approximately 1.4 million and 3.3 million, respectively, as they are dilutive, and excludes the effects of stock options, RSUs and ESPP shares aggregating approximately 7.8 million, 10.6 million and 3.9 million shares, for fiscal years 2013, 2012 and 2011, respectively, as they are antidilutive. Stock options, RSUs and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position, as the effects would reduce the loss per share. Stock options and RSUs that are antidilutive at December 28, 2013 could become dilutive in the future.

Supplemental Cash Flow

Income taxes paid approximated $1.4 million, $0.9 million and $1.8 million in fiscal years 2013, 2012 and 2011, respectively. Interest paid was insignificant for all periods presented.

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

(2) New Accounting Pronouncements:

In June 2013, the Emerging Issues Task Force reached consensus on ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The consensus requires companies to present the unrecognized tax benefit as a reduction of the Deferred tax asset for a Net Operating Loss ("NOL") or similar tax loss, or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. We adopted this requirement in June 2013 with retrospective application as permitted by the standard. Amounts presented in prior periods have been reclassified to conform. This resulted in both long-term taxes payable and deferred tax assets declining by approximately $14 million for all periods presented.

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

No impairment charges relating to goodwill and intangible assets were recorded for the fiscal years 2013 or 2012.

(4) Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	December 28, 2013	December 29, 2012
Short-term marketable securities:
Maturities of less than five years	$101,505	$64,865

Long-term marketable securities:
Maturities of more than ten years	5,241	4,717
Total marketable securities	$106,746	$69,582

The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	December 28, 2013	December 29, 2012
Short-term marketable securities:
Corporate and government bonds and notes and commercial paper	$101,505	$64,865

Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	5,241	4,717
Total marketable securities	$106,746	$69,582

The following table summarizes the composition of our auction rate securities (in thousands):

	December 28, 2013			December 29, 2012
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$5,700	$5,241	AA+	$5,700	$4,717	AA+

On May 22, 2012, a student loan auction rate security with a par value of $2.6 million and an estimated fair value of $2.3 million was redeemed by the issuer for $2.6 million. As a result, the Company reported a gain of $0.4 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive loss. On March 29, 2011, the Company sold student loan auction rate securities, with a par value of $3.3 million and an estimated fair value of $2.8 million, for $3.3 million, reported a gain of $0.6 million and relieved $0.1 million of previously unrecognized gain in Accumulated other comprehensive loss, in the first quarter of fiscal 2011. At December 28, 2013, due to continued multiple failed auctions and a determination of illiquidity, the auction rate securities held by the Company are classified as Long-term marketable securities. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program ("FFELP"). The Company intends to sell its auction rate securities as markets for these securities resume or reasonable offers become available.

(5) Fair Value of Financial Instruments (in thousands):

	Fair value measurements as of December 28, 2013				Fair value measurements as of December 29, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$101,505	$101,505	$—	$—	$64,865	$64,865	$—	$—
Long-term marketable securities	5,241	—	—	5,241	4,717	—	—	4,717
Foreign currency forward exchange contracts	48	—	48	—	(5)	—	(5)	—
Total fair value of financial instruments	$106,794	$101,505	$48	$5,241	$69,577	$64,865	$(5)	$4,717

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

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our auction rate securities are classified as Level 3 instruments. Management uses a combination of the market and income approach to derive the fair value of auction rate securities, which includes third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity. Our Level 3 instruments are classified as Long-term marketable securities on our Consolidated Balance Sheet and are entirely made up of auction rate securities that consist of student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by FFELP. Fair value measurement may be sensitive to various unobservable inputs such as the ability of students to repay their loans, or change in the provision of government guarantees policy toward guaranteeing loan repayment. If students are unable to pay back their loans or the government changes its policy, our investments may be further impaired.

There were no transfers between Levels 1 and 2 during fiscal 2013, 2012 and 2011. There were no transfers into or out of Level 3 during fiscal 2013, 2012 and 2011.

During the fiscal years ended December 28, 2013 and December 29, 2012, the following changes occurred in our Level 3 instruments (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012
Beginning fair value of Long-term marketable securities	$4,717	$6,946
Fair value of securities sold or redeemed	—	(2,285)
Temporary fluctuations in fair value	524	56
Ending fair value of Long-term marketable securities	$5,241	$4,717

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized gain of $0.1 million during the fiscal year ended December 28, 2013 and an unrealized loss of $0.1 million during the fiscal year ended December 29, 2012, on certain Short-term marketable securities (Level 1 instruments), which have been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. In addition, during the fiscal year ended December 29, 2012, the Company realized a gain of $0.4 million related to the sale of a portion of its Long-term marketable securities portfolio. No sale activity for Long-term marketable securities occurred during the fiscal year ended December 28, 2013. If the Company were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive loss or the previously reported other-than-temporary impairment charge.

(6) Inventories (in thousands):

	December 28, 2013	December 29, 2012
Work in progress	$32,111	$27,915
Finished goods	14,111	16,279
Total inventories	$46,222	$44,194

(7) Property and Equipment (in thousands):

	December 28, 2013	December 29, 2012
Land	$1,456	$1,456
Buildings	27,827	27,827
Computer and test equipment	154,508	154,809
Office furniture and equipment	9,122	8,755
Leasehold and building improvements	16,695	16,460
	209,608	209,307
Accumulated depreciation and amortization	(167,889)	(168,923)
	$41,719	$40,384

Depreciation expense was $11.2 million, $13.6 million and $12.2 million for fiscal years 2013, 2012 and 2011, respectively.

(8) Intangible Assets and Acquisition Related Charges:

In connection with our acquisition of SiliconBlue in December 2011, we recorded identifiable intangible assets related to developed technology and customer relationships based on guidance for determining fair value under the provisions of ASC 820. The following table summarizes the details of the Company’s total purchased intangible assets (in thousands):

	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net of amortization December 28, 2013
Developed technology	7	$10,700	$(3,121)	$7,579
Customer relationships	5.5	7,800	(2,895)	4,905
Total	6.3	$18,500	$(6,016)	$12,484

Amortization expense associated with these intangible assets is reported as Acquisition related charges, including amortization of intangible assets in the Consolidated Statements of Operations and amounted to $2.9 million, $2.9 million, and $0.1 million in 2013, 2012, and 2011, respectively. We expect amortization expense related to these intangible assets to approximate $2.9 million in 2014, 2015 and 2016. We expect amortization expense related to these intangible assets to approximate $2.2 million in 2017 and $1.5 million in 2018.

Acquisition related charges, including amortization of intangible assets in the Consolidated Statements of Operations also include severance and professional fees related to the acquisition, as well as the amortization of the stepped up value of inventory collectively amounting to less than $0.1 million, $1.2 million, and $0.4 million in 2013, 2012, and 2011, respectively.

(9) Lease Obligations:

Certain of our facilities are leased under operating leases, which expire at various times through 2026. Rental expense under the operating leases was $4.6 million, $3.7 million, and $3.3 million for fiscal years 2013, 2012 and 2011, respectively. Future minimum lease commitments at December 28, 2013 are as follows (in thousands):

Fiscal year	Amount
2014	$3,408
2015	2,933
2016	2,769
2017	2,469
2018	2,440
Thereafter	21,166
$35,185

(10) Income Taxes:

The domestic and foreign components of Income (loss) before income taxes were as follows (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Domestic	$6,293	$51,859	$42,619
Foreign	20,193	(60,720)	104
Income (loss) before income taxes	$26,486	$(8,861)	$42,723

The components of the income tax provision (benefit) are as follows (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Current:
Federal	$251	$(344)	$13,463
State	(527)	36	(137)
Foreign	1,616	1,498	541
	1,340	1,190	13,867
Deferred:
Federal	2,549	18,000	(45,423)
State	342	1,487	(3,894)
Foreign	(66)	68	(59)
	2,825	19,555	(49,376)
Provision (benefit) for income taxes	$4,165	$20,745	$(35,509)

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	%	%	%
Statutory federal rate	35	35	35
Adjustments for tax effects of:
State taxes, net	2	(2)	2
Intellectual property sale	—	—	144
Research and development credits	(11)	(1)	(3)
Stock compensation	3	(3)	1
Foreign rate differential	(20)	(252)	2
Foreign dividends	—	3	1
Capital loss expiration	2	—	—
Valuation allowance	6	(19)	(289)
Change in uncertain tax benefit accrual	(1)	3	31
Tax rate change	(1)	—	(7)
Other	1	2	—
Effective income tax rate	16	(234)	(83)

ASC 740, “Income Taxes”, provides for the recognition of deferred tax assets if realization of these assets is more-likely-than-not. We evaluate both positive and negative evidence to determine if some or all of our deferred tax assets should be recognized on a quarterly basis.

On December 31, 2011, we began to implement a global tax structure to more effectively align the Company's corporate structure with the geographic business operations including responsibility for sales and manufacturing activities. As part of this tax restructuring, we created new and realigned existing legal entities, completed intercompany sales of rights to intellectual property, inventory and fixed assets across different tax jurisdictions, and implemented cost-sharing and intellectual property licensing and royalty agreements between our U.S. and foreign entities. The intercompany sales of rights to intellectual property resulted in a gain for tax purposes, for which we recorded a $76.8 million tax provision in the fourth quarter of fiscal 2011, which was fully offset by the release of a portion of valuation allowance on deferred tax assets.

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

Also during the fourth quarter of 2011, we concluded that it was more-likely-than-not that we would be able to realize the benefit of a portion of our remaining deferred tax assets, resulting in a tax benefit of $35.2 million and a net deferred tax asset of $49.7 million. We based this conclusion on improved operating results over the past two years and our expectations about generating taxable income in the foreseeable future including the implementation of a global tax structure discussed above. We exercised significant judgment and considered estimates about our ability to generate revenue, gross profits, operating income and taxable income in future periods under our new tax structure in reaching this decision. As of December 28, 2013 we have recognized approximately $12.8 million of federal and state deferred tax assets. We will continue to evaluate both positive and negative evidence in future periods to determine if additional deferred tax assets should be recognized. We do not have a valuation allowance in any foreign jurisdictions as it has been concluded it is more-likely-than-not that we will realize the net deferred tax assets in future periods. The net increase in the total valuation allowance affecting the effective tax rate for the year ended December 28, 2013 was approximately $1.6 million.

The components of our net deferred tax assets are as follows (in thousands):

	December 28, 2013	December 29, 2012
Deferred tax assets:
Accrued expenses and reserves	$4,959	$1,791
Stock-based and deferred compensation	4,986	4,164
Intangible assets	8,456	8,187
Fixed assets	828	—
Net operating loss carry forwards	101,144	113,259
Tax credit carry forwards	36,644	32,446
Capital loss carry forwards	6,698	6,926
Unrealized loss on securities	758	758
Other	143	121
	164,616	167,652
Less: valuation allowance	(150,528)	(149,209)
Net deferred tax assets	14,088	18,443
Deferred tax liabilities:
Fixed Assets	—	1,897
Other	969	608
Total deferred tax liabilities	969	2,505
Net deferred tax assets	$13,119	$15,938

Of the total Net deferred tax assets, $1.4 million and $0.6 million are considered current and included in Prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012, respectively.

At December 28, 2013, we have federal net operating loss carryforwards (pretax) of approximately $308.6 million that expire at various dates between 2023 and 2032. We have state net operating loss carryforwards (pretax) of approximately $147.0 million that expire at various dates from 2014 through 2032. We also have federal and state credit carryforwards of $18.0 million and $26.3 million of which $24.4 million do not expire. The remaining credits expire at various dates from 2014 through 2033.

Future utilization of federal and state net operating losses and tax credit carry forwards may be limited if cumulative changes to ownership exceed 50% within any three-year period, which has not occurred through fiscal 2013. However, if there is a significant change in ownership the future utilization may be limited and the deferred tax asset would be reduced to the amount available.

At December 28, 2013, U.S. income taxes were not provided for approximately $3.4 million of the undistributed earnings of our Chinese subsidiary. We intend to reinvest these earnings indefinitely. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

At December 28, 2013, our unrecognized tax benefits associated with uncertain tax positions were $22.6 million, of which $21.4 million, if recognized, would affect the effective tax rate, subject to valuation allowance. As of December 28, 2013, interest and penalties associated with unrecognized tax benefits were $0.1 million.

The following table summarizes the changes to unrecognized tax benefits for fiscal years 2013, 2012 and 2011 (in thousands):

Unrecognized tax benefit	Amount
Balance at January 1, 2011	7,741
Additions based on tax positions related to the current year	15,005
Additions based on tax positions of prior years	—
Additions for acquisition of SiliconBlue	298
Reduction for tax positions of prior years	(106)
Settlements	(1,248)
Reduction as a result of lapse of applicable statute of limitations	(138)
Balance at December 31, 2011	21,552
Additions based on tax positions related to the current year	384
Additions based on tax positions of prior years	192
Reduction for tax positions of prior years	(26)
Settlements	(30)
Reduction as a result of lapse of applicable statute of limitations	(392)
Balance at December 29, 2012	$21,680
Additions based on tax positions related to the current year	1,600
Additions based on tax positions of prior years	68
Reduction for tax positions of prior years	—
Settlements	(338)
Reduction as a result of lapse of applicable statute of limitations	(367)
Balance at December 28, 2013	22,643

At December 28, 2013, it is reasonably possible that $0.1 million of unrecognized tax benefits and less than $0.1 million of associated interest and penalties could significantly change during the next twelve months. The $0.1 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

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

Our 2011 and 2012 federal income tax returns are currently under examination. We are not under examination in any state jurisdictions. Additionally, we have been notified that our 2011 and 2012 French tax returns have been selected for examination. We are not under examination in any other foreign jurisdictions.

We are subject to federal and state income tax as well as income tax in the various foreign jurisdictions in which we operate. Additionally, the years that remain subject to examination are 2010 for federal income taxes, 2009 for state income taxes, and 2007 for foreign income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward amount.

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

(11) Restructuring:

In October, 2012, the Company's Board of Directors adopted the "2012 restructuring plan." In connection with this restructuring plan, the Company reduced its headcount by approximately 110 employees and eliminated certain sites, including its sites in Pennsylvania and Illinois. In connection with this action, the Company recorded restructuring charges of approximately $0.4 million during 2013. The Company recorded restructuring charges of $5.4 million in the fourth quarter of fiscal 2012 and additionally incurred approximately $0.7 million related to the 2011 restructuring plan which was completed during the second quarter of 2012.

In 2011, the Company adopted the "2011 restructuring plan" to more efficiently implement its product development cycle and streamline supply chain activities. During 2011, the company incurred approximately $7.0 million, primarily related to severance costs. In addition, the company re-occupied leased space which had previously been restructured, resulting in a benefit of $0.8 million.

The following table displays the activity related to the restructuring plans described above (in thousands):

	Severance and related	Lease termination	Other	Total
Balance at January 1, 2011	$175	$1,014	$13	$1,202
Restructuring charges	6,503	11	830	7,344
Non-cash adjustments	(269)	—	—	(269)
Cash payments	(4,678)	(178)	(843)	(5,699)
Adjustments to prior restructuring costs	(175)	(821)	—	(996)
Balance at December 31, 2011	1,556	26	—	1,582
Restructuring charges	4,277	1,083	776	6,136
Cash payments	(3,356)	(302)	(518)	(4,176)
Adjustments to prior restructuring costs	(104)	(14)	—	(118)
Balance at December 29, 2012	2,373	793	258	3,424
Restructuring charges	109	224	253	586
Cash payments	(2,315)	(740)	(225)	(3,280)
Adjustments to prior restructuring costs	(150)	91	(139)	(198)
Balance at December 28, 2013	$17	$368	$147	$532

We cannot be certain as to the actual amount of any remaining restructuring charges or the timing of their recognition for financial reporting purposes.

(12) Common Stock Repurchase Program:

On February 27, 2013, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. During fiscal 2013, approximately 0.8 million shares were repurchased at $3.7 million. At December 28, 2013, we have approximately $16.3 million remaining under the approved program. All shares repurchased under this program were retired by December 28, 2013. All repurchases have been and will continue to be open market transactions funded from available working capital.

In February 2014, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. All repurchases will be open market transactions funded from available working capital.

On February 24, 2012, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. During fiscal 2012, approximately 4.1 million shares were repurchased at $17.5 million. At December 29, 2012, we had approximately $2.5 million remaining under the approved program which completed in the first quarter of 2013 with the repurchase of approximately 0.6 million shares for $2.5 million. All shares repurchased under this program in fiscal 2012 were retired by December 29, 2012. All repurchases were open market transactions funded from available working capital.

On October 21, 2010, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could have been repurchased. The duration of the repurchase program was twelve months from adoption. During fiscal 2011, approximately 2.4 million shares were repurchased for $14.4 million. All shares repurchased under this program were retired by December 31, 2011. All repurchases were open market transactions and were funded from available working capital. The program ended by its terms in October 2011.

(13) Stockholders' Equity:

Employee and Director Stock Options, Restricted Stock and ESPP

The Company's employee stock option plans include principal plans adopted in 2013 and 2001 (“Principal Option Plans”). We have authorized an aggregate of 7,237,702 and 9,000,000 shares of common stock for issuance to officers and employees under the 2013 plan and 2001 plan, respectively. The Principal Option Plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date. The options generally vest quarterly over a four-year period beginning on the grant date. Options granted under the Principal Option Plans are generally non-qualified stock options but the Principal Option Plans permit some options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The contractual term of options granted prior to January 31, 2006 was generally ten years, while the contractual term of options granted subsequent to January 31, 2006 is generally seven years.

Restricted stock unit (“RSUs”) grants are part of the Company's equity compensation practices for employees who receive equity grants. RSUs granted to employees generally vest quarterly over a four-year period beginning on the grant date.

In May 2011, the shareholders of the Company approved the 2011 Non-Employee Director Equity Incentive Plan. The Plan provides that non-employee members of our Board of Directors receive non-qualified option grants and restricted stock units in set amounts and at set times, at option prices equal to the fair market value on the date of grant. Originally 750,000 shares of common stock were authorized for issuance under the plan. In May 2013, the shareholders of the Company approved an amendment to the plan authorizing an additional 360,000 shares available for issuance, aggregating 1,110,000 shares available in total. Vesting periods for options and RSUs granted to Directors is over three years and one year respectively. The contractual term of all non-employee director options is ten years.

In May 2012, the Company's stockholders approved the 2012 Employee Stock Purchase Plan ("2012 ESPP"). The Plan authorizes the issuance of 3,000,000 shares of common stock to eligible employees to purchase shares of common stock through payroll deduction. Payroll deductions are not to exceed 10% of an employee's compensation. The purchase price of the shares is the lower of 85% of the fair market of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period. Employees are required to hold purchased shares for six months. We have treated the 2012 ESPP as a compensatory plan, and recorded compensation expense related to the 2012 ESPP of $0.2 million and less than $0.1 million for fiscal 2013 and fiscal 2012, respectively.

The Company's ESPP, which was amended and approved by our stockholders in May 2007 ("2007 ESPP"), permits eligible employees to purchase shares of common stock through payroll deductions, not to exceed 10% of an employee's compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period, but in no event less than the book value per share at the mid-point of each offering period. An aggregate of 5,500,000 shares of common stock have been authorized for issuance under the plan. We have treated the 2007 ESPP as a compensatory plan and recorded compensation expense related to the 2007 ESPP of $0.1 million and $0.5 million for fiscal 2012 and fiscal 2011, respectively. The 2007 ESPP was replaced with the 2012 ESPP in May 2012.

Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations was as follows (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Line item:
Cost of products sold	$627	$525	$461
Research and development	3,916	3,009	2,697
Selling, general and administrative	4,979	3,976	3,095
Restructuring charges	—	—	103
Total stock-based compensation	$9,522	$7,510	$6,356

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

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Employee and Director Stock Options
Expected volatility (%)	51.4 to 54.3	58.1 to 59.5	57.4 to 61.9
Risk-free interest rate (%)	.007 to .01	.006 to .01	.003 to .02
Expected term (in years)	4.09 to 4.53	4.09 to 4.47	4.05 to 4.37
Dividend yield	—%	—%	—%
Employee Stock Purchase Plan
Weighted average expected volatility (%)	48.0	50.0	48.1
Weighted average risk-free interest rate (%)	0.11	0.12	0.14
Expected term (in years)	0.50	0.50	0.50
Dividend yield	—%	—%	—%

At December 28, 2013, there was $10.9 million of total unrecognized compensation cost related to unvested employee and director stock options, which is expected to be recognized over a weighted average period of 4.8 years. Our current practice is to issue new shares to satisfy option exercises. Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

The following table summarizes our stock option activity and related information for the year ended December 28, 2013 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Balance, December 29, 2012	9,528	$4.74
Granted	3,167	5.01
Exercised	(990)	2.38
Forfeited or expired	(1,264)	6.09
Balance, December 28, 2013	10,441	$4.88
Vested and expected to vest at December 28, 2013	10,441	$4.88	4.80	$8,220
Exercisable, December 28, 2013	5,323	$4.46	3.81	$6,450

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that day. This amount changes based on the fair market value of the Company's stock. Total intrinsic value of options exercised for fiscal 2013, 2012 and 2011, and was $2.5 million, $3.4 million and $6.6 million, respectively. The total fair value of options and RSUs vested and expensed in fiscal 2013, 2012 and 2011 and was $9.3 million, $7.4 million and $6.0 million, respectively.

The resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted were $2.10, $2.74 and $2.92 for fiscal years 2013, 2012 and 2011, respectively. The weighted average fair values calculated using the Black-Scholes option pricing model for the ESPP were $1.29, $1.35, $1.80 for fiscal years 2013, 2012 and 2011, respectively.

The following table summarizes our RSU activity for the year ended December 28, 2013 (shares in thousands):

	Shares	Weighted average grant date fair value
Balance at December 29, 2012	1,078	$6.15
Granted	1,735	5.22
Vested	(524)	5.91
Forfeited	(99)	5.68
Balance at December 28, 2013	2,190	$5.49

At December 28, 2013, there was $9.5 million of total unrecognized compensation cost related to unvested RSUs. Our current practice is to issue new shares when RSUs vest. Compensation expense for RSUs is recognized using the straight-line method over the related vesting period.

At December 28, 2013, a total of 6.8 million shares of our common stock were available for future grants under our stock option plans. Shares subject to stock option grants that expire or are canceled without delivery of such shares generally become available for re-issuance under these plans. At December 28, 2013, a total of 2.8 million shares of our common stock were available for future purchases under our ESPP.

(14) Employee Benefit Plans:

Qualified Investment Plan

In 1990, we adopted a 401(k) plan, which provides participants with an opportunity to accumulate funds for retirement. The plan does not allow investments in the Company's common stock. The plan allows for the Company to make discretionary matching contributions in cash. The Company recorded no matching contributions in fiscal 2013, but matched contributions for a total of $0.8 million in fiscal 2012 and $0.8 million in fiscal 2011.

Executive Deferred Compensation Plan

We initiated an Executive Deferred Compensation Plan effective August 1997. Under the provisions of this plan, as approved by the Board of Directors, certain senior executives may annually defer up to 75% of their salary and up to 100% of their incentive compensation. The return on deferred funds is based upon the performance of designated mutual funds. There is no guaranteed return or matching contribution. We paid out $0.1 million, $0.3 million and $0.3 million of the deferred compensation balance in fiscal 2013, 2012 and 2011, respectively. Balances at December 28, 2013 and December 29, 2012 of $0.1 million and $0.1 million, respectively, are reflected in Long-term liabilities in our accompanying Consolidated Balance Sheets and the related assets are included in Other long-term assets in our accompanying Consolidated Balance Sheets. The deferred compensation amounts are unsecured obligations, but we have made corresponding contributions to a trust fund owned by the Company for the benefit of deferred compensation plan participants. The trust fund invests in mutual funds in the manner directed by participants pursuant to provisions of the plan. The mutual funds are accounted for as trading securities and are marked to market.

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

2013 Incentive Plan

On February 4, 2013, upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved the 2013 Cash Incentive Plan (the “2013 Plan”). The chief executive officer and other executive officers are eligible to participate in the 2013 Plan. Under the 2013 Plan, individual cash incentive payments and restricted stock unit grants for the chief executive officer and other executive officers will be based both on Company financial performance, as measured by achievement of operating income (before incentive plan accruals) and revenue goals within specified ranges established by the Compensation Committee, and Company performance, as measured by the achievement of personal management objectives. The Compensation Committee will determine the performance of the chief executive officer, the chief financial officer and other participants based on the achievement of the management objectives established by the committee during the first fiscal quarter of 2013. There was $11.3 million of expense recorded under this plan in fiscal 2013.

(15) Legal Matters:

On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (“John”) against us in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, John seeks an injunction, unspecified damages, and attorneys' fees and expenses. We filed a request for re-examination of the patent by the U.S. Patent and Trademark Office (“PTO”), which was granted by the PTO. The litigation was stayed pending the results of the re-examination. After the re-examination concluded, the stay was lifted on January 1, 2012, and the lawsuit was transferred by consent of the parties to the Northern District of California. We also filed a request for a second re-examination of the patent, which was granted but is currently on appeal at the Patent Trial and Appeal Board. Discovery is open and proceeding. On February 14, 2014, the District Court held a claim construction hearing and a hearing on the Company's motion for summary judgment of invalidity. The court has not yet ruled on the issues raised at the hearings. Trial is scheduled for December 8, 2014. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to us. We believe we possess defenses to these claims and intend to vigorously defend this litigation. It is reasonably possible that the actual losses may exceed our accrued liabilities, however, we cannot currently estimate such amount.

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

(16) Valuation and Qualifying Accounts:

The following table displays the activity related to changes in our valuation and qualifying accounts (in thousands):

Classification	Balance at beginning of period	Charged (Credit) to costs and expenses	Charged to other accounts	Write-offs net of recoveries	Balance at end of period
Fiscal year ended December 28, 2013:
Allowance for deferred taxes	149,209	1,636	(317)	—	150,528
Allowance for doubtful accounts	1,122	41	—	(285)	878
Allowance for warranty expense	—	—	—	—	—
	150,331	1,677	(317)	(285)	151,406
Fiscal year ended December 29, 2012:
Allowance for deferred taxes	$147,499	$1,652	$58	$—	$149,209
Allowance for doubtful accounts	939	286	—	(103)	1,122
Allowance for warranty expense	—	—	—	—	—
	$148,438	$1,938	$58	$(103)	$150,331
Fiscal year ended December 31, 2011:
Allowance for deferred taxes	$271,208	$(123,709)	$—	$—	$147,499
Allowance for doubtful accounts	866	73	—	—	939
Allowance for warranty expense	99	—	—	(99)	—
	$272,173	$(123,636)	$—	$(99)	$148,438

(17) Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area based on ship-to location was as follows (dollars in thousands):

	Year Ended
	December 28, 2013		December 29, 2012		December 31, 2011
United States:	$28,506	9%	$34,172	12%	44,847	14%

China	148,018	45	113,585	41	123,124	39
Europe	47,459	14	48,202	17	66,319	21
Japan	26,538	8	35,696	13	36,961	11
Taiwan	6,708	2	8,276	3	8,346	3
Other Asia	64,425	19	32,254	11	32,687	10
Other Americas	10,871	3	7,071	3	6,082	2
Total foreign revenue	304,019	91	245,084	88	273,519	86
Total revenue	$332,525	100%	$279,256	100%	$318,366	100%

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

Revenue by Distributors

Our largest customers are often distributors and sales through distributors have historically made up a significant portion of our total revenue. Revenue attributable to resales of products by our primary distributors are as follows:

	% of Total Revenue
	2013	2012	2011
Arrow Electronics Inc. (including Nu Horizons Electronics)	25%	33%	22%
Weikeng Group	12	14	14
All others	8	8	25
All sell-through distributors	45%	55%	61%

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

(18) Quarterly Financial Data (Unaudited):

A summary of the Company's consolidated quarterly results of operations is as follows (in thousands, except per share data):

	2013				2012
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenue	$89,519	$87,154	$84,694	$71,158	$65,875	$70,889	$70,792	$71,700
Gross margin	$48,603	$46,376	$45,110	$38,155	$35,673	$38,548	$37,051	$39,485
Restructuring charges (adjustment)	$131	$85	$19	$153	$5,375	$—	$87	$556
Net income (loss)	$6,547	$8,844	$5,040	$1,890	$(7,175)	$(2,175)	$(12,542)	$(7,714)
Basic net income (loss) per share	$0.06	$0.08	$0.04	$0.02	$(0.06)	$(0.02)	$(0.11)	$(0.07)
Diluted net income (loss) per share	$0.06	$0.08	$0.04	$0.02	$(0.06)	$(0.02)	$(0.11)	$(0.07)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lattice Semiconductor Corporation:
We have audited the accompanying consolidated balance sheets of Lattice Semiconductor Corporation and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 28, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lattice Semiconductor Corporation and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lattice Semiconductor Corporation’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2014, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Portland, Oregon
March 11, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lattice Semiconductor Corporation:
We have audited Lattice Semiconductor Corporation’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lattice Semiconductor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Lattice Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lattice Semiconductor Corporation and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2013, and our report dated March 11, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Portland, Oregon
March 11, 2014

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

Management assessed the effectiveness of the company's internal control over financial reporting as of December 28, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on this assessment, management concluded that, as of December 28, 2013, the Company's internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has audited the Company's financial statements in this report on Form 10-K and issued its report on the effectiveness of the Company's internal control over financial reporting as of December 28, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15(d) - 15(f) under the Exchanges Act) that occurred during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement (the “Proxy Statement”) for the 2014 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we will file not later than 120 days after the end of the fiscal year covered by this report. With the exception of the information expressly incorporated by reference from the Proxy Statement, the Proxy Statement is not to be deemed filed as a part of this report.

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

We have adopted a Code of Conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. The Code of Conduct is posted on our website at www.latticesemi.com. We revised our Code of Conduct effective January 2014. Amendments to the Code of Conduct or any grant of a waiver from a provision of the code of ethics requiring disclosure under applicable SEC rules, if any, will be disclosed on our website at www.latticesemi.com.

Information about our “Director Code of Ethics” and written committee charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee are available free of charge on the Company's website at www.latticesemi.com and are available in print to any shareholder upon request.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our Annual Report on Form 10-K for the year ended December 29, 2012. The procedures by which security holders may recommend nominees to our Board of Directors were described in detail in the information concerning our Nominating and Governance Committee under the caption “Board Meetings and Committees” in our Proxy Statement filed March 18, 2013.

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

Item 15. Exhibits.

(a) List of Documents Filed as Part of this Report

(1) All financial statements.

The following financial statements are filed as part of this report under Item 8.

All other schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

(2) Exhibits.

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

10.24*
Lattice Semiconductor Corporation 1996 Stock Incentive Plan, as amended, and Related Form of Option Agreement (Incorporated by reference to Exhibit 10.24 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012).

10.33*
2001 Outside Directors' Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.33 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012).

10.34*
2001 Stock Plan, as amended, and related Form of Option Agreement (Incorporated by reference to Exhibit 10.34 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012).

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

10.74*
Lattice Semiconductor Corporation Amended 2011 Non-Employee Director Equity Incentive Plan (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Stockholders filed on March 18, 2013).

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
Joe Bedewi Corporate Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: March 11, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ DARIN G. BILLERBECK	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2014
Darin G. Billerbeck

/s/ JOE BEDEWI	Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2014
Joe Bedewi

/s/ ROBIN ABRAMS	Director	March 11, 2014
Robin Abrams

/s/ JOHN BOURGOIN	Director	March 11, 2014
John Bourgoin

/s/ Robert Herb	Director	March 11, 2014
Robert Herb

/s/ Mark Jensen	Director	March 11, 2014
Mark Jensen

/s/ Patrick S. Jones	Director	March 11, 2014
Patrick S. Jones

/s/ BALAJI KRISHNAMURTHY	Director	March 11, 2014
Balaji Krishnamurthy

/s/ GERHARD H. PARKER	Director	March 11, 2014
Gerhard H. Parker

Director
Hans Schwarz