Form 10-Q
period 2014-03-29
LATTICE SEMICONDUCTOR CORP
filed 2014-05-07
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 29, 2014
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

Large accelerated filer[ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of May 2, 2014                  117,686,086

LATTICE SEMICONDUCTOR CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about: our strategies and beliefs regarding the markets we serve or may serve; growth opportunities and growth in markets we may serve; a significant portion of our revenue being through our sell-through distributors; the impact of our global tax structure and expectations regarding taxes and tax adjustments; our expectations that a significant portion of our revenue will continue to be dependent on the Consumer, Communications, Industrial, Scientific, Medical and Computing end markets; the Asia Pacific market being the primary source of our revenue; our plans to sell our auction rate securities; our expectations regarding customer preferences and product use; our future product development and marketing plans; our ability to maintain or develop successful foundry relationships to produce new products; our expectations regarding our stock repurchase program; the anticipation that revenue from mature products will decline; the adequacy of assembly and test capacity commitments; the expected trends in outsourcing of manufacturing; the expected impacts to us of Fujitsu Limited's planned fab transition; our expectations regarding defenses to claims against our intellectual property; our making significant future investments in research and development; our beliefs concerning the adequacy of our liquidity and facilities, and our ability to meet our operating and capital requirements and obligations.

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, the concentration of our sales in the Consumer and Communications end market, particularly as it relates to the concentration of our sales in the Asia Pacific region, market acceptance and demand for our new products, any disruption of our distribution channels, unexpected charges, delays or results relating to our restructuring plans, the effect of the downturn in the economy on capital markets and credit markets, the impact of competitive products and pricing, unanticipated taxation requirements, or positions of the U.S. Internal Revenue Service, unexpected impacts of recent accounting guidance and the other risks that are described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this Report. You should not unduly rely on forward-looking statements because our actual results could differ materially from those expressed in any forward-looking statements made by us. In addition, any forward-looking statement applies only as of the date on which it is made. We do not plan to, and undertake no obligation to, update any forward-looking statements to reflect events or circumstances that occur after the date on which such statements are made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenue	$96,637	$71,158
Costs and expenses:
Cost of products sold	42,499	33,003
Research and development	21,239	18,114
Selling, general and administrative	18,749	16,498
Amortization of intangible assets	737	749
Restructuring charges	11	153
	83,235	68,517
Income from operations	13,402	2,641
Other income (expense), net	309	(52)
Income before income taxes	13,711	2,589
Provision for income taxes	1,727	699
Net Income	$11,984	$1,890

Net Income per share:
Basic	$0.10	$0.02
Diluted	$0.10	$0.02

Shares used in per share calculations:
Basic	116,436	115,391
Diluted	118,917	116,714

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Comprehensive Income:
Net Income	$11,984	$1,890
Other comprehensive income:
Unrealized loss related to marketable securities, net	(51)	(148)
Less: reclassification adjustment for (gains) losses included in other income, net	(9)	73
Translation adjustment	(176)	(165)
Comprehensive Income	$11,748	$1,650

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	March 29, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$112,166	$114,310
Short-term marketable securities	107,349	101,505
Accounts receivable, net	66,674	50,085
Inventories	58,180	46,222
Prepaid expenses and other current assets	12,945	13,679
Total current assets	357,314	325,801
Property and equipment, less accumulated depreciation	41,432	41,719
Long-term marketable securities	5,241	5,241
Other long-term assets	5,336	6,120
Intangible assets, net of amortization	11,747	12,484
Goodwill	44,808	44,808
Deferred income taxes	10,651	11,703
Total assets	$476,529	$447,876
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$42,480	$37,454
Accrued payroll obligations	9,062	13,659
Deferred income and allowances on sales to sell-through distributors	16,980	7,495
Total current liabilities	68,522	58,608
Long-term liabilities	3,264	3,588
Total liabilities	71,786	62,196
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 117,332,000 and 115,671,000 shares issued and outstanding	1,173	1,157
Paid-in capital	634,160	626,861
Accumulated other comprehensive loss	(381)	(145)
Accumulated deficit	(230,209)	(242,193)
Total stockholders' equity	404,743	385,680
Total liabilities and stockholders' equity	$476,529	$447,876
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net Income	$11,984	$1,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,860	5,066
Change in deferred income tax provision	1,275	367
Stock-based compensation	3,090	1,912
Changes in assets and liabilities:
Accounts receivable, net	(16,589)	(9,037)
Inventories	(11,958)	439
Prepaid expenses and other assets	(997)	(361)
Accounts payable and accrued expenses	5,347	872
Accrued payroll obligations	(4,597)	1,976
Deferred income and allowances on sales to sell-through distributors	9,485	1,103
Net cash provided by operating activities	2,900	4,227
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	13,150	21,890
Purchase of marketable securities	(19,050)	(30,650)
Capital expenditures	(2,395)	(3,054)
Other investing activities, primarily time based software licenses	(798)	(4,194)
Net cash used in investing activities	(9,093)	(16,008)
Cash flows from financing activities:
Net share settlement upon issuance of RSUs	(1,549)	(109)
Purchase of treasury stock	—	(2,452)
Net proceeds from issuance of common stock	5,774	1,465
Net cash provided by (used in) financing activities	4,225	(1,096)
Effect of exchange rate change on cash	(176)	(165)
Net decrease in cash and cash equivalents	(2,144)	(13,042)
Beginning cash and cash equivalents	114,310	118,536
Ending cash and cash equivalents	$112,166	$105,494
Supplemental cash flow information:
Unrealized loss related to marketable securities, net, included in Accumulated other comprehensive income	$(60)	$(75)
Income taxes paid, net of refunds	$380	$852
Distribution of deferred compensation from trust assets	$72	$18
Increase in fixed assets related to asset retirement obligations	$249	$—
Accrued purchases of plant and equipment	$(68)	$—
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies:

The accompanying Consolidated Financial Statements are unaudited and have been prepared by Lattice Semiconductor Corporation (“Lattice,” the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in our opinion include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our first quarter of fiscal 2014 and first quarter of fiscal 2013 ended on March 29, 2014 and March 30, 2013, respectively. All references to quarterly, three months ended financial results are references to the results for the relevant fiscal period.

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

Fair Value of Financial Instruments

We invest in various financial instruments including corporate and government bonds, notes, commercial paper and auction rate securities. The Company values these instruments at their fair value and monitors their portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, the Company records an impairment charge and establishes a new carrying value. We assess other-than-temporary impairment of marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements.” The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Derivative Financial Instruments

At March 29, 2014 and December 28, 2013, we had open foreign exchange contracts of 350,000,000 JPY and 240,000,000 JPY, respectively. One contract outstanding at March 29, 2014 settled in April 2014, a second contract will settle in June 2014 and a third contract will settle in June 2015. One contract outstanding at December 28, 2013 settled in January 2014 and a second contract will settle in June 2014. Although such hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges for accounting purposes and are adjusted to fair value through earnings, with an impact of less than $0.1 million for the periods reported. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Concentration of credit risk with respect to trade receivables is mitigated by a diverse customer base and our credit and collection process. Accounts receivable do not bear interest, and are shown net of allowances for doubtful accounts of $0.9 million and $0.9 million at March 29, 2014 and December 28, 2013, respectively. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

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

For sell-through distributors, at the time of shipment to distributors, we (a) record Accounts receivable at published list price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (b) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (c) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to sell-through distributors in the liability section of our Consolidated Balance Sheets. The final price is set at the time of resale and is determined in accordance with a distributor price agreement. Revenue and cost of products sold to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net Income, and Accounts receivable are adjusted to reflect the final selling price.

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table (in thousands):

	March 29, 2014	December 28, 2013
Inventory valued at published list price and held by sell-through distributors with right of return	$45,375	$36,056
Allowance for distributor advances	(22,900)	(24,090)
Deferred cost of sales related to inventory held by sell-through distributors	(5,495)	(4,471)
Total Deferred income and allowances on sales to sell-through distributors	$16,980	$7,495

A significant portion of our year-to-date revenue in fiscal 2014 has been from sell-through distributors. Resale of products by sell-through distributors as a percentage of total revenue was 39% for the three months ended March 29, 2014, and 49% for the three months ended March 30, 2013.

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

Note 2 - Net income Per Share:

We compute basic net income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units ("RSUs"), and Employee Stock Purchase Plan ("ESPP") shares. Our application of the treasury stock method includes, as assumed proceeds, the average unamortized stock-based compensation expense for the period and the impact of the pro forma deferred tax benefit or cost associated with stock-based compensation expense.

A reconciliation of basic and diluted Net Income per share is presented below (in thousands, except per share data):

	Three Months Ended
	March 29, 2014	March 30, 2013
Basic and diluted Net Income	$11,984	$1,890
Shares used in basic Net Income per share	116,436	115,391
Dilutive effect of stock options, RSUs and ESPP shares	2,481	1,323
Shares used in diluted Net Income per share	118,917	116,714
Basic Net Income per share	$0.10	$0.02
Diluted Net Income per share	$0.10	$0.02

The computation of diluted Net Income per share for the three months ended March 29, 2014 and March 30, 2013, respectively, includes the effects of stock options, RSUs and ESPP shares aggregating approximately 2.5 million and 1.3 million, respectively, as they are dilutive, and excludes the effects of stock options, RSUs and ESPP shares aggregating approximately 5.3 million and 7.4 million, respectively, as they are antidilutive. Stock options, RSUs and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position, as the effects would reduce the loss per share. Stock options, RSUs and ESPP shares that are antidilutive at March 29, 2014 could become dilutive in the future.

Note 3 - Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	March 29, 2014	December 28, 2013
Short-term marketable securities:
Maturities of less than five years	$107,349	$101,505
Long-term marketable securities:
Maturities of more than ten years	5,241	5,241
Total marketable securities	$112,590	$106,746

The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	March 29, 2014	December 28, 2013
Short-term marketable securities:
Corporate and government bonds and notes and commercial paper	$107,349	$101,505
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	5,241	5,241
Total marketable securities	$112,590	$106,746

The following table summarizes the composition of our auction rate securities (in thousands):

	March 29, 2014			December 28, 2013
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$5,700	$5,241	AA+	$5,700	$5,241	AA+
Total auction rate securities	$5,700	$5,241		$5,700	$5,241

At March 29, 2014, due to continued multiple failed auctions and a determination of illiquidity, the auction rate securities held by us are classified as Long-term marketable securities. These auction rate securities are exposed to risks associated with student loan asset-backed notes. Such loans are insured by the federal government or guaranteed by the Federal Family Educational Loan Program (“FFELP”). We intend to sell our auction rate securities as markets for these securities resume or reasonable offers become available.

Note 4 - Fair Value of Financial Instruments (in thousands):

	Fair value measurements as of March 29, 2014				Fair value measurements as of December 28, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$107,349	$107,349	$—	$—	$101,505	$101,505	$—	$—
Long-term marketable securities	5,241	—	—	5,241	5,241	—	—	5,241
Foreign currency forward exchange contracts	5	—	5	—	48	—	48	—
Total fair value of financial instruments	$112,595	$107,349	$5	$5,241	$106,794	$101,505	$48	$5,241

We invest in various financial instruments including corporate and government bonds and notes, and commercial paper. In the past we have also invested in auction rate securities, some of which we still hold. In addition, we enter into foreign currency forward exchange contracts to mitigate our foreign currency exchange rate exposure. We carry these instruments at their fair value in accordance with ASC 820. The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

Level 1 instruments generally represent quoted prices for identical assets or liabilities in active markets. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult. Our Level 1 instruments consist of federal agency, corporate notes and bonds, and commercial paper that are traded in active markets and are classified as Short-term marketable securities on our Consolidated Balance Sheets.

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

There were no transfers between Levels 1 and 2 during the first three months of fiscal 2014 or 2013. There were no transfers into or out of Level 3 during the first three months of fiscal 2014 or 2013.

During the three months ended March 29, 2014 and March 30, 2013, the following changes occurred in our Level 3 instruments (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Beginning fair value of Long-term marketable securities	$5,241	$4,717
Fair value of securities sold or redeemed	—	—
Ending fair value of Long-term marketable securities	$5,241	$4,717

In accordance with ASC 320, “Investments-Debt and Equity Securities,” we recorded an unrealized loss of less than $0.1 million during each of the three months ended March 29, 2014 and March 30, 2013 on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If we were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive loss or the previously reported other-than-temporary impairment charge.

Note 5 - Inventories (in thousands):

	March 29, 2014	December 28, 2013
Work in progress	$44,767	$32,111
Finished goods	13,413	14,111
Total inventories	$58,180	$46,222

Note 6 - Business Combinations and Goodwill:

In December 2011, we acquired SiliconBlue Technologies Ltd. ("SiliconBlue") for $63.2 million in cash. Of the total purchase price, $43.9 million was allocated to goodwill, $18.5 million was allocated to intangible assets, and the remaining to net tangible assets acquired. In July 2011, we acquired substantially all of the assets of Rise Technology Development Limited ("Rise"), for $1.0 million in cash. Of the purchase price, $0.9 million was allocated to goodwill and the remaining to net tangible assets acquired. No impairment charges relating to goodwill and intangible assets were recorded for the first three months of 2014 or 2013.

Note 7 - Intangible Assets and Acquisition Related Charges:

In connection with our acquisition of SiliconBlue in December 2011, we recorded identifiable intangible assets related to developed technology and customer relationships based on guidance for determining fair value under the provisions of ASC 820. The following table summarizes the details of our total purchased intangible assets (in thousands):

	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net of amortization March, 29, 2014
Developed technology	7	$10,700	$(3,504)	$7,196
Customer relationships	5.5	7,800	(3,249)	4,551
Total	6.3	$18,500	$(6,753)	$11,747

Amortization expense associated with these intangible assets is reported as Amortization of intangible assets in the Consolidated Statements of Operations and amounted to $0.7 million in each of the first quarters of fiscal years 2014 and 2013. We expect amortization expense related to these intangible assets to approximate $2.9 million each year in fiscal years 2014 - 2016, $2.2 million in 2017, and $1.5 million in 2018.

Note 8 - Changes in Stockholders' Equity and Accumulated Other Comprehensive Loss (in thousands):

	Common stock	Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balances, December 28, 2013	$1,157	$626,861	$(242,193)	$(145)	$385,680
Net Income for the three months ended March 29, 2014	—	—	11,984	—	11,984
Unrealized loss related to marketable securities, net	—	—	—	(51)	(51)
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	(9)	(9)
Translation adjustments	—	—	—	(176)	(176)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of taxes)	16	4,209	—	—	4,225
Stock-based compensation expense related to stock options, ESPP and RSUs	—	3,090	—	—	3,090
Balances, March 29, 2014	$1,173	$634,160	$(230,209)	$(381)	$404,743

On February 27, 2013, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could be repurchased from time to time. The duration of the repurchase program was twelve months. During fiscal 2013, approximately 0.8 million shares were repurchased for $3.7 million. The 2013 program expired during the three months ended March 29, 2014. No shares were repurchased during those three months.

On March 3, 2014, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. No shares were repurchased under this program during the three months ended March 29, 2014. We expect that all future repurchases will be open market transactions funded from available working capital.

Note 9 - Income Taxes:

For the three months ended March 29, 2014 and March 30, 2013, we recorded an income tax provision of approximately $1.7 million and $0.7 million, respectively. The income tax provision for the three months ended March 29, 2014 represents tax at the federal, state and foreign statutory tax rates adjusted for non-deductible stock compensation, withholding taxes, changes in uncertain tax positions as well as other non-deductible items in the U.S. and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as we intend to permanently reinvest these earnings outside of the United States.

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2010, 2009 and 2007, respectively. However, "NOL" and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which the attributes are used.

Our 2011 and 2012 federal income tax returns are currently under examination. We are not under examination in any state jurisdictions. Additionally, our 2011 and 2012 French tax returns are under examination. We are not under examination in any other jurisdictions.

We believe that it is reasonably possible that $0.1 million of unrecognized tax benefits and less than $0.1 million of associated interest and penalties could be recognized during the next twelve months. The $0.1 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to filings for years that will no longer be subject to examination under expiring statutes of limitations.

We have federal net operating loss carryforwards that expire at various dates between 2023 and 2032. We have state net operating loss carryforwards that expire at various dates from 2014 through 2032. We also have federal and state credit carryforwards, some of which do not expire, with the remainder expiring at various dates from 2014 through 2033.

We are paying foreign income taxes, which are reflected in the Provision for income taxes in our Consolidated Statements of Operations and are primarily related to the cost of operating offshore subsidiaries. We are not currently paying federal income taxes and do not expect to pay such taxes until our tax net operating loss and credit carryforwards are fully utilized. We expect to pay a nominal amount of state income tax. We accrue interest and penalties related to uncertain tax positions in the Provision for income taxes.

Note 10 - Restructuring:

In October 2012, our Board of Directors adopted the "2012 restructuring plan." In connection with this restructuring plan, we reduced our headcount by approximately 110 employees and eliminated certain sites, including sites in Pennsylvania and Illinois. In connection with this action, we recorded restructuring charges of approximately $0.2 million in the first quarter of fiscal 2013. The 2012 restructuring plan was substantially completed during the first quarter of fiscal 2013.

The following table displays the activity related to the restructuring plans described above (in thousands):

	Severance and related	Lease termination	Other	Total
Balance at December 29, 2012	$2,373	$793	$258	$3,424
Restructuring Charges	30	19	104	153
Cash Payments	(1,767)	(196)	(171)	(2,134)
Adjustments to prior restructuring costs		—	—	—
Balance at March 30, 2013	$636	$616	$191	$1,443

Balance at December 28, 2013	$17	$368	$147	$532
Restructuring Charges	—	—	9	9
Cash Payments	(8)	(266)	(16)	(290)
Adjustments to prior restructuring costs	(9)	11	—	2
Balance at March 29, 2014	$—	$113	$140	$253

Note 11 - Stock-Based Compensation:

Total stock-based compensation expense included in our Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Line item:
Cost of products sold	$166	$125
Research and development	1,034	772
Selling, general and administrative	1,890	1,015
Total stock-based compensation	$3,090	$1,912

During the three months ended March 29, 2014, the Company granted 98,592 market-based, restricted stock units in two equal tranches, each of which vest upon achievement of certain market-based conditions. The fair values of the market-based restricted stock units were determined and fixed on the date of grant using a lattice-based option-pricing valuation model, which incorporates a Monte-Carlo simulation, and considered the likelihood that the Company would achieve the market-based conditions. During the three months ended March 29, 2014, the first tranche of 49,296 restricted stock units vested and we incurred stock compensation expense related to performance based awards of $0.3 million.

Note 12 - Legal Matters:

On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (“John”) against us in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, John seeks an injunction, unspecified damages, and attorneys' fees and expenses. We filed a request for re-examination of the patent by the U.S. Patent and Trademark Office (“PTO”), which was granted by the PTO. The litigation was stayed pending the results of the re-examination. After the re-examination concluded, the stay was lifted on January 1, 2012, and the lawsuit was transferred by consent of the parties to the Northern District of California. We also filed a request for a second re-examination of the patent, which was granted but is currently on appeal at the Patent Trial and Appeal Board. Discovery is open and proceeding. On February 14, 2014, the District Court held a claim construction hearing and a hearing on the company's motion for summary judgment of invalidity. The court construed the claims on April 17, 2014, but has not yet ruled on the summary judgment motion. Trial is scheduled for December 8, 2014. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to us. We believe we possess defenses to these claims and intend to vigorously defend this litigation. It is reasonably possible that the actual losses may exceed our accrued liabilities, however, we cannot currently estimate such amount.

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

Note 13 - Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of programmable logic products. Our revenue by major geographic area based on ship-to location was as follows (dollars in thousands):

	Three Months Ended
	March 29, 2014		March 30, 2013
Asia	$72,744	75%	$49,339	69%
Europe	14,710	15	12,704	18
Americas	9,183	10	9,115	13
Total revenue	$96,637	100%	$71,158	100%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lattice Semiconductor Corporation (“Lattice,” the “Company,” “we,” “us,” or “our”) designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by end customers as specific logic circuits, enabling shorter design cycle times and reduced development costs. Our end customers are primarily original equipment manufacturers (“OEMs”) in the communications, consumer, industrial, scientific, medical and computing end markets. There are two main categories of programmable logic devices: field programmable gate arrays (“FPGAs”) and conventional programmable logic devices (“PLDs”), each representing distinctly different silicon architectural approaches. Products based on the two alternative programmable logic architectures are generally optimal for different types of logic functions, although many logic functions can be implemented using either architecture. We believe that a substantial portion of programmable logic customers utilize both PLD and FPGA architectures.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the three months ended March 29, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on form 10-K for the fiscal year ended December 28, 2013.

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

Results of Operations

Key elements of our Consolidated Statements of Operations were as follows (dollars in thousands):

	Three Months Ended
	March 29, 2014		March 30, 2013
Revenue	$96,637	100.0%	$71,158	100.0%

Gross margin	54,138	56.0	38,155	53.6
Research and development	21,239	22.0	18,114	25.5
Selling, general and administrative	18,749	19.4	16,498	23.2
Acquisition related charges, including amortization of intangible assets	737	0.8	749	1.1
Restructuring charges	11	—	153	0.2
Income from operations	$13,402	13.9%	$2,641	3.7%

Revenue by End Market

The end market data below is derived from data provided to us by our distributors and end customers. With a diverse base of customers who in some cases manufacture end products spanning multiple end markets, the assignment of revenue to a specific end market requires the use of estimates and judgment. Therefore, actual results may differ from those reported. During the first quarter of 2014, the Company condensed its end market categories by combining our Industrial, Scientific and Medical end market category with Computing because this combination of End Markets better reflects our strategic focus. All periods presented have been revised accordingly.

The composition of our revenue by end market for the first quarter of fiscal 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended
	March 29, 2014		March 30, 2013
Communications	$39,758	41%	$27,538	39%
Consumer	29,544	31	18,145	25
Industrial, Scientific, Medical and Computing	27,335	28	25,475	36
Total revenue	$96,637	100%	$71,158	100%

For the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013, revenue from the Communications end market increased by 44% driven primarily by increased volume for certain of our ECP3 products being used to support the telecommunications infrastructure build out in China.

Revenue from the Consumer end market increased 63% for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Consumer end market revenue increased primarily due to volume growth of our iCE40 and XO2ZE products.

For the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 the Industrial, Scientific, Medical and Computing end market increased approximately 7%. This revenue increase was due primarily to increased sales volumes of certain of our late life-cycle mature products and stronger demand in Europe, particularly in the Industrial, Scientific, Medical and Computing end market.

Revenue by Product Classification

The composition of our revenue by product classification for the first quarter of fiscal years 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended
	March 29, 2014		March 30, 2013
New *	$50,929	53%	$27,764	39%
Mainstream *	33,144	34	31,481	44
Mature *	12,564	13	11,913	17
Total revenue	$96,637	100%	$71,158	100%

Revenue for New products increased 83% for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. New product revenue increased due to strong volume growth of certain New products sold principally into the Consumer and Communications end markets.

Revenue for Mainstream products increased 5% for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Mainstream product revenue grew primarily from improving global macroeconomic conditions, partially offset by reduced sales volume as customers migrated to our newer technologies.

Mature product revenue increased 5% for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Mature product revenues increased primarily due to an increase in the sales volumes of certain end of life products in the Industrial, Scientific, Medical and Computing end market.

* Product Classifications:
New:	LatticeECP5, MachXO3, LatticeECP3, MachXO2, Power Manager II, and iCE40
Mainstream:	ispMACH 4000ZE, ispMACH 4000/Z, LatticeSC, LatticeECP2/M, LatticeXP2, MachXO, ispClock A/D/S, Software and IP
Mature:
LatticeECP, LatticeXP, ispXPLD, ispXPGA, FPSC, ORCA 2, ORCA 3, ORCA 4, ispPAC, isplsi 8000V, ispMACH 5000B, ispMACH 2LV, ispMACH 5LV, ispLSI 2000V, ispLSI 5000V, ispMACH 5000VG, all 5-volt CPLDs, ispGDX2, GDX/V, ispMACH 4/LV, iCE65, ispClock, Power Manager I, all SPLDs

* Product categories are modified as appropriate relative to our portfolio of products and the generation within each major product family. New products consist of our latest generation of products, while Mainstream and Mature are older or based on unique late stage customer-based production needs. Generally, product categories are adjusted every two to three years, at which time prior periods are reclassified to conform to the new categorization. In the first fiscal quarter of 2014 we reclassified our New, Mainstream and Mature product categories to better reflect our current product portfolio.

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

The composition of our revenue by geography for the first quarter of fiscal 2014 and fiscal 2013 based on ship-to location was as follows (dollars in thousands):

	Three Months Ended
	March 29, 2014		March 30, 2013
Asia	$72,744	75%	$49,339	69%
Europe	14,710	15	12,704	18
Americas	9,183	10	9,115	13
Total revenue	$96,637	100%	$71,158	100%

Revenue increased 47% in Asia for the first quarter of 2014 compared to the first quarter of 2013 due primarily to strong volume growth of certain of our New products in the Consumer and Communications end markets.

Revenue increased 16% in Europe for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 due to improving economic conditions and increased sales volumes in the European Industrial, Scientific, Medical and Computing end market.

Revenue from Americas in the first quarter of fiscal 2014 was essentially flat compared to the first quarter of fiscal 2013.

We believe that the Asia region will remain the primary source of our revenue due to relatively more favorable business conditions in Asia and a continuing trend towards the outsourcing of manufacturing by North American and European customers to the Asia region.

Revenue from End Customers

Our top five end customers have constituted approximately 51% of our revenue for the first three months of fiscal 2014, compared to approximately 39% for the first three months of fiscal 2013. Our two largest end customers accounted for approximately 23% and 14% of total revenue, respectively in the first quarter of fiscal 2014. No other customer accounted for more than 10%. Our two largest end customers accounted for approximately 18% and 6% of total revenue, respectively, in the first quarter of fiscal 2013.

Revenue from Distributors

Our largest customers often are distributors, and sales through distributors have historically made up a significant portion of our total revenue. Revenue attributable to resale of products by our primary sell-through distributors for the first quarter of fiscal 2014 and fiscal 2013, respectively, was as follows:

	% of Total Revenue Three Months Ended
	March 29, 2014	March 30, 2013
Arrow Electronics Inc. (including Nu Horizons Electronics)	24%	29%
Weikeng Group	7	12
All others	8	8
All sell-through distributors	39%	49%

Revenue from sell-through distributors declined to 39% in the first quarter of fiscal 2014 from 49% in the first quarter of fiscal 2013, due to substantial growth in direct sales to OEM customers primarily in the Consumer and Communications end markets.

Gross Margin

The composition of our gross margin, including as a percentage of revenue, for the first quarter of fiscal 2014 and 2013, respectively, was as follows (dollars in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Gross margin	$54,138	$38,155
Percentage of revenue	56.0%	53.6%

For the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013, gross margin increased 2.4 percentage points. The increase in Gross Margin was driven by strong product cost reductions resulting from high volume wafer, assembly and package purchases. The product cost reductions were partially offset by margin degradation due to product and customer mix, less sell through of excess and obsolete inventory, and nonrecurring costs we have incurred in connection with the fab transition announced by Fujitsu in 2013. If we are unable to realize additional or sufficient product cost reductions in the future to balance changes in product and customer mix we may experience degradation in our gross margin. We expect fab transition costs to nominally impact our gross margins through the second quarter of 2014.

Operating Expenses

Research and development expense

The composition of our research and development expenses, including as a percentage of revenue, for the first quarter of fiscal 2014 and 2013, respectively, was as follows (dollars in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013	% change
Research and development	$21,239	$18,114	17
Percentage of net revenue	22.0%	25.5%
Mask costs included in Research and development	$944	$45	1,998

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

The increase in research and development expenses for the first quarter of fiscal 2014, compared to the first quarter of fiscal 2013, was the result of increased mask and other project specific costs along with increased variable compensation expense.

Selling, general, and administrative expense

The composition of our selling, general and administrative expenses, including as a percentage of revenue, for the first quarter of fiscal 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013	% change
Selling, general and administrative	$18,749	$16,498	14
Percentage of net revenue	19.4%	23.2%

Selling, general, and administrative expenses include costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional services and travel expenses.

The increase in the first quarter of fiscal 2014, compared to the first quarter of fiscal 2013, was primarily due to increased variable compensation and an increase in outside services.

Amortization of intangible assets

The composition of our amortization of intangible assets, as a percentage of revenue for the first quarter of fiscal 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013	% change
Amortization of intangible assets	$737	$749	(2)
Percentage of net revenue	0.8%	1.1%

Amortization of intangible assets includes only the amortization of identifiable intangible assets with finite useful lives associated with our 2011 acquisition of SiliconBlue.

Restructuring charges

The composition of our restructuring related charges, including as a percentage of revenue, for the first quarter of fiscal 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013	% change
Restructuring charges	$11	$153	(93)
Percentage of net revenue	—%	0.2%

For the first three months of fiscal 2014, compared to the first three months of fiscal 2013, the decrease in restructuring charges primarily resulted from severance and other related nonrecurring costs incurred in the first quarter of 2013 when the 2012 restructuring plan was substantially completed.

Other income (expense), net

The composition of our Other income (expense), net, including as a percentage of revenue, for the first quarter of fiscal 2014 and 2013, was as follows (dollars in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013	% change
Other income (expense), net	$309	$(52)	694
Percentage of net revenue	0.3%	(0.1)%

For the first quarter of fiscal 2014, compared to the first quarter of fiscal 2013, the increase in Other income (expense), net, resulted primarily from gains due to favorable foreign exchange rates in the first quarter of fiscal 2014 compared to losses in the first quarter of fiscal 2013, and modest gains from the sales of marketable securities in the first quarter of fiscal 2014 compared to losses from the sales of marketable securities during the first quarter of fiscal 2013.

Income Taxes

The composition of our income taxes for the first quarter of fiscal 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013	% change
Provision for income taxes	$1,727	$699	147

The decrease in our effective tax rate for the first quarter of fiscal 2014, compared to the first quarter of fiscal 2013, is primarily due to increased income earned in lower tax rate jurisdictions combined with a net benefit from discrete items in the first quarter of fiscal 2014 not present in the first quarter of fiscal 2013.

We are not currently paying federal income taxes and do not expect to pay such taxes until the benefits of our tax net operating loss and credit carryforwards are fully utilized. We expect to pay a nominal amount of state income tax. We accrue interest and penalties related to uncertain tax positions in the provision for income taxes. We are paying foreign income taxes, which are primarily related to the cost of operating offshore subsidiaries.

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

We classify our marketable securities as short-term based on their nature and availability for use in current operations. The overall quality of our portfolio is strong, with our cash equivalents and short-term marketable securities consisting primarily of high quality, investment-grade securities. Our strong cash, cash equivalent and short-term marketable securities positions allow us to use our cash resources for acquisitions, working capital needs, and repurchases of common stock.

We have historically financed our operating and capital resource requirements through cash flows from operations. Cash provided by operating activities will fluctuate from period to period due to fluctuations in operating results, the timing and collection of accounts receivable, and required inventory levels, among other things.

We believe that our financial resources will be sufficient to meet our working capital needs through the next 12 months. As of March 29, 2014, we have no long-term debt and do not have significant long-term commitments for capital expenditures. In the future, we may consider acquisition opportunities to extend our product or technology portfolios and to expand our product offerings. In connection with funding capital expenditures, completing acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain debt or equity financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs.

Cash and cash equivalents, Short-term and Long-term marketable securities (dollars in thousands):

	March 29, 2014	December 28, 2013	$ change
Cash and cash equivalents	$112,166	$114,310	$(2,144)
Short-term marketable securities	107,349	101,505	5,844
Long-term marketable securities	5,241	5,241	—
Total Cash and cash equivalents, short-term and long-term marketable securities	$224,756	$221,056	$3,700

As of March 29, 2014, we had total Cash and cash equivalents of $112.2 million, of which approximately $30.9 million was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of March 29, 2014, we could access all but approximately $1.3 million of the cash held by our foreign subsidiaries without incurring significant additional expense.

The net increase in Cash and cash equivalents, short-term and long-term marketable securities of $3.7 million compared to December 28, 2013 was primarily the result of cash provided by operations of $2.9 million and net cash provided by financing activities of $4.2 million, partially offset by capital expenditures of $2.4 million.

At March 29, 2014, Long-term marketable securities consisted of auction rate securities with par value of $5.7 million and an estimated fair value of $5.2 million. Due to continued multiple failed auctions and the resultant illiquidity of these investments, we have classified our investment in auction rate securities as long-term. We intend to sell the auction rate securities as markets for these securities resume or reasonable offers become available.

Accounts receivable, net (dollars in thousands):

	March 29, 2014	December 28, 2013	Change
Accounts receivable, net	$66,674	$50,085	$16,589
Days sales outstanding	62	50	12

Accounts receivable, net increased 33%, as of March 29, 2014, compared to December 28, 2013. Days sales outstanding at March 29, 2014 was 62 days, an increase of 12 days from December 28, 2013. These changes are primarily due to the increase in revenue in the first quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013, coupled with the balance of accounts receivable, net at fiscal year end traditionally being our annual low point.

Inventories (dollars in thousands):

	March 29, 2014	December 28, 2013	Change
Inventories	$58,180	$46,222	$11,958
Months of inventory on hand	4.1	3.4	0.7

Inventory increased 26%, as of March 29, 2014, compared to December 28, 2013. Our months of inventory on hand increased to 4.1 months at March 29, 2014 from 3.4 at December 28, 2013. The increases in inventory and months of inventory on hand were driven primarily by purchases to meet expected near term demand and the strategic building of inventory related to our planned fab transition with Fujitsu, which we expect to be completed in the second quarter of 2014.

Share Repurchase Program

On February 27, 2013, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could be repurchased from time to time. The duration of the repurchase program was twelve months. During fiscal 2013, approximately 0.8 million shares were repurchased at $3.7 million. The 2013 program expired during the first quarter of fiscal 2014.No shares were repurchased during those three months.

On March 3, 2014, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months.

No shares have been repurchased under this program during the three months ended March 29, 2014. We expect that all future repurchases will be open market transactions funded from available working capital.

Credit Arrangements

As of March 29, 2014, we had no long-term debt and no significant long-term purchase commitments for capital expenditures and no existing used or unused credit arrangements.

Contractual Obligations

There have been no significant changes to our contractual obligations outside of the ordinary course of business in the first three months of fiscal 2014 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 28, 2013.

Off-Balance Sheet Arrangements

As of March 29, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Market Risks

At March 29, 2014 and December 28, 2013, we held auction rate securities with a par value of $5.7 million. At March 29, 2014 and December 28, 2013, the auction rate securities held by us had an estimated fair value of $5.2 million. Our investments in auction rate securities are subject to interest rate and market risk. A hypothetical 10% movement in interest rates would not have a material impact on the fair value of the portfolio. If the market for our investment portfolio declines, our consolidated operating results may be negatively impacted.

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

There have been no material changes to the quantitative and qualitative disclosures about market risk reported in our Annual Report on Form 10-K for the year ended December 28, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 159d) - 15(f) under the Exchanges Act) that occurred during the first three months of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth above under Note 12 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A. Risk Factors

The following risk factors and other information include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013 and should be carefully considered before making an investment decision relating to our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

Establishing, maintaining and managing multiple foundry relationships requires the investment of management resources as well as additional costs. If we fail to maintain our foundry relationships, or elect or are required to change foundries, we will incur significant costs and manufacturing delays. The success of certain of our next generation products is dependent upon our ability to successfully partner with Fujitsu and other foundry partners, including Seiko Epson Corporation in Japan, Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC") and United Microelectronics Corporation in Taiwan, and GLOBALFOUNDRIES in Singapore. If for any reason our foundry partners do not provide their facilities and support for our development efforts, we may be unable to effectively develop new products in a timely manner.

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

Revenue from the Consumer end market accounted for 30% of our revenue in fiscal 2013 and has increased from past periods as a percentage of our total revenue. Revenue from the Consumer end market consists primarily of revenue from our products designed and used in a broad range of products including smart handheld devices, flat panel displays, digital cameras and camcorders, gaming consoles, and set-top boxes. This market is characterized by rapidly changing requirements and product features, to a higher degree than our other end markets. Our success in this market will depend principally on our ability to:

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

A large portion of our revenue depends on sales to a limited number of customers. During fiscal 2013, our top five end customers accounted for approximately 44% of our total revenue. If any of these relationships were to diminish, or if these customers were to develop their own solutions, or adopt an alternative solution or a competitor's solution, our results could be adversely affected.

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

We rely on independent contractors for a majority of our assembly, test, and logistics services, and disruption of these services could negatively impact our financial condition and results of operations.

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims are not yet resolved, including those that are discussed under Note 12 contained in the Notes to Consolidated Financial Statements, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, we may be faced with significant monetary damages or injunctive relief against us that could materially and adversely affect our financial condition and operating results and certain portions of our business.

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

We carry insurance customary for companies in our industry, including, but not limited to, liability, property and casualty, workers' compensation and business interruption insurance. We also offer insurance to our employees for basic medical expenses. In addition, we have insurance contracts that provide director and officer liability coverage for our directors and officers. Other than the specific areas mentioned above, we are self-insured with respect to most other risks and exposures, and the insurance we carry in many cases is subject to a significant policy deductible or other limitation before coverage applies. Based on management's assessment and judgment, we have determined that it is more cost effective to self-insure against certain risks than to incur the insurance premium costs. The risks and exposures for which we self-insure include, but are not limited to, certain natural disasters, certain product defects, political risk, certain theft, patent infringement and employment practice matters. Should there be a catastrophic loss due to an uninsured event such as an earthquake or a loss due to adverse occurrences in any area in which we are self-insured, our financial condition or operating results could be adversely affected.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 3, 2014, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. No shares were repurchased during the three months ended March 29, 2014. We expect that all future repurchases will be open market transactions funded from available working capital.

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

Date: May 7, 2014