Form 10-Q
period 2014-06-28
LATTICE SEMICONDUCTOR CORP
filed 2014-08-06
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 28, 2014
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

Large accelerated filer[ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of August 1, 2014                  118,555,476

LATTICE SEMICONDUCTOR CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about: our strategies and beliefs regarding the markets we serve or may serve; growth opportunities and growth in markets we may serve; a significant portion of our revenue being through our sell-through distributors; the impact of our global tax structure and expectations regarding taxes and tax adjustments; our expectations that a significant portion of our revenue will continue to be dependent on the Consumer, Communications and Industrial end markets; the Asia market being the primary source of our revenue; our expectations regarding gross margin; our expectations regarding customer preferences and product use; our future product development and marketing plans; our ability to maintain or develop successful foundry relationships to produce new products; our expectations regarding amortization of intangible assets; our expectations regarding our stock repurchase program; the anticipation that revenue from mature products will decline; the adequacy of assembly and test capacity commitments; our expectations regarding settlement and dismissal of our pending intellectual property litigation; our making significant future investments in research and development; our beliefs concerning the adequacy of our liquidity and facilities, the possibility that we may obtain financing, and our ability to meet our operating and capital requirements and obligations.

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

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue	$99,320	$84,694	$195,957	$155,852
Costs and expenses:
Cost of products sold	44,345	39,584	86,844	72,587
Research and development	22,302	20,267	43,541	38,381
Selling, general and administrative	18,832	17,072	37,581	33,570
Amortization of intangible assets	737	737	1,474	1,486
Restructuring charges	3	19	14	172
	86,219	77,679	169,454	146,196
Income from operations	13,101	7,015	26,503	9,656
Other income (expense), net	906	(54)	1,215	(106)
Income before income taxes	14,007	6,961	27,718	9,550
Provision for income taxes	2,236	1,921	3,963	2,620
Net income	$11,771	$5,040	$23,755	$6,930

Net income per share:
Basic	$0.10	$0.04	$0.20	$0.06
Diluted	$0.10	$0.04	$0.20	$0.06

Shares used in per share calculations:
Basic	117,904	115,733	117,170	115,562
Diluted	120,944	117,109	120,041	116,935

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Comprehensive income:
Net income	$11,771	$5,040	$23,755	$6,930
Other comprehensive income:
Unrealized loss related to marketable securities, net	(19)	(84)	(70)	(232)
Realized gain on sale of auction rate securities, previously unrealized, net of tax	(1,147)	—	(1,147)	—
Less: reclassification adjustment for losses included in other income (expense), net	108	229	99	302
Translation adjustment	914	(265)	738	(430)
Comprehensive income	$11,627	$4,920	$23,375	$6,570

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	June 28, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$137,976	$114,310
Short-term marketable securities	109,061	101,505
Accounts receivable, net	66,289	50,085
Inventories	59,270	46,222
Prepaid expenses and other current assets	13,857	13,679
Total current assets	386,453	325,801
Property and equipment, less accumulated depreciation	41,132	41,719
Long-term marketable securities	—	5,241
Other long-term assets	8,921	6,120
Intangible assets, net of amortization	11,011	12,484
Goodwill	44,808	44,808
Deferred income taxes	9,325	11,703
Total assets	$501,650	$447,876
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$37,774	$37,454
Accrued payroll obligations	10,500	13,659
Deferred income and allowances on sales to sell-through distributors	23,631	7,495
Total current liabilities	71,905	58,608
Long-term liabilities	7,195	3,588
Total liabilities	79,100	62,196
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 118,364,668 and 115,671,000 shares issued and outstanding	1,184	1,157
Paid-in capital	640,329	626,861
Accumulated other comprehensive loss	(525)	(145)
Accumulated deficit	(218,438)	(242,193)
Total stockholders' equity	422,550	385,680
Total liabilities and stockholders' equity	$501,650	$447,876
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net Income	$23,755	$6,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,633	9,962
Change in deferred income tax provision	2,824	2,108
Gain on sale of auction rate securities	(1,698)	—
Stock-based compensation	6,410	4,423
Changes in assets and liabilities:
Accounts receivable, net	(16,204)	(16,658)
Inventories	(13,048)	(5,460)
Prepaid expenses and other current assets	(1,632)	(2,054)
Accounts payable and accrued expenses	(962)	(4,726)
Accrued payroll obligations	(3,159)	3,045
Deferred income and allowances on sales to sell-through distributors	16,136	3,337
Net cash provided by operating activities	24,055	907
Cash flows from investing activities:
Proceeds from sales or maturities of short-term marketable securities	45,836	36,196
Proceeds from sales of auction rate securities	5,488	—
Purchase of marketable securities	(53,366)	(46,209)
Capital expenditures	(4,875)	(6,837)
Other investing activities, primarily time based software licenses	(1,359)	(1,519)
Net cash used in investing activities	(8,276)	(18,369)
Cash flows from financing activities:
Net share settlement upon issuance of RSUs	(2,334)	(431)
Purchase of treasury stock	—	(2,452)
Net proceeds from issuance of common stock	9,419	1,515
Net cash provided by (used in) financing activities	7,085	(1,368)
Effect of exchange rate change on cash	802	(430)
Net increase (decrease) in cash and cash equivalents	23,666	(19,260)
Beginning cash and cash equivalents	114,310	118,536
Ending cash and cash equivalents	$137,976	$99,276
Supplemental cash flow information:
Unrealized loss related to marketable securities, net, included in Accumulated other comprehensive income	$29	$70
Income taxes paid, net of refunds	$798	$956
Increase in fixed assets related to asset retirement obligations	$249	$—
Accrued purchases of plant and equipment	$58	$(528)
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies:

The accompanying Consolidated Financial Statements are unaudited and have been prepared by Lattice Semiconductor Corporation (“Lattice,” the “Company,” “we,” “us,” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in our opinion include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our second quarter of fiscal 2014 and second quarter of fiscal 2013 ended on June 28, 2014 and June 29, 2013, respectively. All references to quarterly, three or six months ended financial results are references to the results for the relevant fiscal period.

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

Derivative Financial Instruments

At June 28, 2014 and December 28, 2013, we had open foreign exchange contracts of 405,000,000 JPY and 240,000,000 JPY, respectively. Two contracts outstanding at June 28, 2014 settled in July 2014; and three contracts will settle in June 2015. One contract outstanding at December 28, 2013 settled in January 2014 and a second contract settled in June 2014. Although such hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges for accounting purposes and are adjusted to fair value through earnings, with an impact of less than $0.1 million for the periods reported. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Concentration Risk

Potential exposure to concentration risk consists primarily of cash and cash equivalents, marketable securities, trade receivables and supply of wafers for our new products.

Our top five end customers constituted approximately 47% of our revenue for the second quarter of fiscal 2014, compared to approximately 46% for the second quarter of fiscal 2013. Our top five end customers constituted approximately 49% of our revenue for the first six months of fiscal 2014, compared to approximately 43% for the first six months of fiscal 2013.

Our two largest end customers accounted for approximately 20% and 14% of total revenue, respectively, in the second quarter of fiscal 2014 and 21% and 14% of total revenue, respectively, in the first six months of fiscal 2014. No other customer accounted for more than 10%. Our two largest end customers accounted for approximately 24% and 9% of total revenue, respectively, in the second quarter of fiscal 2013 and 21% and 8% of total revenue, respectively, in the first six months of fiscal 2013.

We place our investments primarily through three financial institutions and mitigate the concentration of credit risk by limiting the maximum portion of the investment portfolio which may be invested in any one instrument. Our investment policy defines approved credit ratings for investment securities. Investments on-hand consisted primarily of money market instruments, “AA” or better corporate notes and bonds and commercial paper, and U.S. government agency obligations. See Note 5 for a discussion of the liquidity attributes of our marketable securities.

Concentration of credit risk with respect to trade receivables is mitigated by a diverse customer base and our credit and collection process. Accounts receivable do not bear interest, and are shown net of allowances for doubtful accounts of $0.9 million and $0.9 million at June 28, 2014 and December 28, 2013, respectively. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

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

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table (in thousands):

	June 28, 2014	December 28, 2013
Inventory valued at published list price and held by sell-through distributors with right of return	$62,070	$36,056
Allowance for distributor advances	(31,220)	(24,090)
Deferred cost of sales related to inventory held by sell-through distributors	(7,219)	(4,471)
Total Deferred income and allowances on sales to sell-through distributors	$23,631	$7,495

A significant portion of our year-to-date revenue in fiscal 2014 has been from sell-through distributors. Resale of products by sell-through distributors as a percentage of total revenue was 42% and 40% for the three and six months ended June 28, 2014, respectively, and 44% and 46% for the three and six months ended June 29, 2013, respectively.

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

Note 2 - New Accounting Pronouncements:

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method and we have not determined the effect of the standard on our ongoing financial reporting.

Note 3 - Net Income Per Share:

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

A reconciliation of basic and diluted Net income per share is presented below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Basic and diluted Net income	$11,771	$5,040	$23,755	$6,930
Shares used in basic Net income per share	117,904	115,733	117,170	115,562
Dilutive effect of stock options, RSUs and ESPP shares	3,040	1,376	2,871	1,373
Shares used in diluted Net income per share	120,944	117,109	120,041	116,935
Basic Net income per share	$0.10	$0.04	$0.20	$0.06
Diluted Net income per share	$0.10	$0.04	$0.20	$0.06

The computation of diluted Net income per share for the three months ended June 28, 2014 and June 29, 2013, respectively, includes the effects of stock options, RSUs and ESPP shares aggregating approximately 3.0 million and 1.4 million, respectively, as they are dilutive, and excludes the effects of stock options, RSUs and ESPP shares aggregating approximately 1.7 million and 9.6 million, respectively, as they are antidilutive. The computation of diluted Net income per share for the six months ended June 28, 2014 and June 29, 2013, respectively, includes the effects of stock options, RSUs and ESPP shares aggregating approximately 2.9 million and 1.4 million, respectively, as they are dilutive, and excludes the effects of stock options, RSUs and ESPP shares aggregating approximately 2.3 million and 8.2 million, respectively, as they are antidilutive. Stock options, RSUs and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position, as the effects would reduce the loss per share. Stock options, RSUs and ESPP shares that are antidilutive at June 28, 2014 could become dilutive in the future.

Note 4 - Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	June 28, 2014	December 28, 2013
Short-term marketable securities:
Maturities of less than five years	$109,061	$101,505
Long-term marketable securities:
Maturities of more than ten years	—	5,241
Total marketable securities	$109,061	$106,746

The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	June 28, 2014	December 28, 2013
Short-term marketable securities:
Corporate and government bonds and notes and commercial paper	$109,061	$101,505
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	—	5,241
Total marketable securities	$109,061	$106,746

The following table summarizes the composition of our auction rate securities (in thousands):

	June 28, 2014			December 28, 2013
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$—	$—		$5,700	$5,241	AA+
Total auction rate securities	$—	$—		$5,700	$5,241

On June 19, 2014, we sold our remaining auction rate securities, with a par value of $5.7 million and an estimated fair value of $5.2 million, for $5.5 million. As a result, we reported a gain of $1.7 million in the Consolidated Statement of Operations and relieved $1.1 million of previously unrealized gain, net of taxes, from Accumulated other comprehensive loss in the second quarter of fiscal 2014.

Note 5 - Fair Value of Financial Instruments (in thousands):

	Fair value measurements as of June 28, 2014				Fair value measurements as of December 28, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$109,061	$109,061	$—	$—	$101,505	$101,505	$—	$—
Long-term marketable securities	—	—	—	—	5,241	—	—	5,241
Foreign currency forward exchange contracts	(50)	—	(50)	—	48	—	48	—
Total fair value of financial instruments	$109,011	$109,061	$(50)	$—	$106,794	$101,505	$48	$5,241

We invest in various financial instruments including corporate and government bonds and notes, and commercial paper. In the past we have also invested in auction rate securities. In addition, we enter into foreign currency forward exchange contracts to mitigate our foreign currency exchange rate exposure. We carry these instruments at their fair value in accordance with ASC 820. The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our auction rate securities were classified as Level 3 instruments. Management used a combination of the market and income approach to derive the fair value of auction rate securities, which included third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity.

There were no transfers between Levels 1 and 2 during the first six months of fiscal 2014 or 2013. During the first six months of fiscal 2014 we sold our Level 3 instruments, which consisted entirely of auction rate securities. There were no transfers into or out of Level 3 during the first six months of fiscal 2013.

During the six months ended June 28, 2014 and June 29, 2013, the following changes occurred in our Level 3 instruments (in thousands):

	Six Months Ended
	June 28, 2014	June 29, 2013
Beginning fair value of Long-term marketable securities	$5,241	$4,717
Fair value of securities sold	(5,488)	—
Realized gain from increase in fair value	247	—
Ending fair value of Long-term marketable securities	$—	$4,717

In accordance with ASC 320, “Investments-Debt and Equity Securities,” we recorded an unrealized loss of less than $0.1 million during each of the six months ended June 28, 2014 and June 29, 2013 on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If we were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive loss or the previously reported other-than-temporary impairment charge.

Note 6 - Inventories (in thousands):

	June 28, 2014	December 28, 2013
Work in progress	$45,026	$32,111
Finished goods	14,244	14,111
Total inventories	$59,270	$46,222

Note 7 - Business Combinations and Goodwill:

In December 2011, we acquired SiliconBlue Technologies Ltd. ("SiliconBlue") for $63.2 million in cash. Of the total purchase price, $43.9 million was allocated to goodwill, $18.5 million was allocated to intangible assets, and the remaining to net tangible assets acquired. In July 2011, we acquired substantially all of the assets of Rise Technology Development Limited, for $1.0 million in cash. Of the purchase price, $0.9 million was allocated to goodwill and the remaining to net tangible assets acquired. No impairment charges relating to goodwill or intangible assets were recorded for the first six months of 2014 or 2013.

Note 8 - Intangible Assets and Acquisition Related Charges:

In connection with our acquisition of SiliconBlue in December 2011, we recorded identifiable intangible assets related to developed technology and customer relationships based on guidance for determining fair value under the provisions of ASC 820. The following table summarizes the details of our total purchased intangible assets (in thousands):

	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net of amortization June 28, 2014
Developed technology	7	$10,700	$(3,885)	$6,815
Customer relationships	5.5	7,800	(3,604)	4,196
Total	6.3	$18,500	$(7,489)	$11,011

Amortization expense associated with these intangible assets is reported as Amortization of intangible assets in the Consolidated Statements of Operations and amounted to $0.7 million in each of the second quarters of fiscal years 2014 and

2013 and $1.5 million in each of the first six months of fiscal years 2014 and 2013. We expect amortization expense related to these intangible assets to approximate $2.9 million each year in fiscal years 2014 - 2016, $2.2 million in 2017, and $1.5 million in 2018.

Note 9 - Changes in Stockholders' Equity and Accumulated Other Comprehensive Loss (in thousands):

	Common stock	Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balances, December 28, 2013	$1,157	$626,861	$(242,193)	$(145)	$385,680
Net Income for the six months ended June 28, 2014	—	—	23,755	—	23,755
Unrealized loss related to marketable securities, net	—	—	—	(70)	(70)
Realized gain on sale of auction rate securities, previously unrealized, net of tax	—	—	—	(1,147)	(1,147)
Recognized loss on redemption of marketable securities, previously unrealized	—	—	—	99	99
Translation adjustments	—	—	—	738	738
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of taxes)	27	7,058	—	—	7,085
Stock-based compensation expense related to stock options, ESPP and RSUs	—	6,410	—	—	6,410
Balances, June 28, 2014	$1,184	$640,329	$(218,438)	$(525)	$422,550

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

On March 3, 2014, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. No shares were repurchased under this program during the three or six months ended June 28, 2014. We expect that all future repurchases will be open market transactions funded from available working capital.

Note 10 - Income Taxes:

For the three months ended June 28, 2014 and June 29, 2013, we recorded an income tax provision of approximately $2.2 million and $1.9 million, respectively. For the six months ended June 28, 2014 and June 29, 2013, we recorded an income tax provision of approximately $4.0 million and $2.6 million, respectively. The income tax provision for the three and six months ended June 28, 2014 represents tax at the federal, state and foreign statutory tax rates adjusted for non-deductible stock compensation, withholding taxes, changes in uncertain tax positions as well as other non-deductible items in the U.S. and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as we intend to permanently reinvest these earnings outside of the United States.

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2010, 2009 and 2007, respectively. However, net operating loss ("NOL") and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which the attributes are used.

Our federal and French income tax returns are currently under examination for 2011 and 2012. We are not under examination in any other jurisdictions.

We believe that it is reasonably possible that $4.0 million of unrecognized tax benefits and less than $0.1 million of associated interest and penalties could be recognized during the next twelve months. The $4.1 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to filings for years that will no longer be subject to examination under expiring statutes of limitations and adjustments to federal credit carryforwards as a result of an ongoing tax return examination.

We have federal NOL carryforwards that expire at various dates between 2023 and 2032. We have state net operating loss carryforwards that expire at various dates from 2014 through 2032. We also have federal and state credit carryforwards, some not expiring and others expiring at various dates from 2014 through 2033.

We are paying foreign income taxes, which are reflected in the Provision for income taxes in our Consolidated Statements of Operations and are primarily related to the cost of operating offshore subsidiaries. We are not currently paying federal income taxes and do not expect to pay such taxes until our tax NOL and credit carryforwards are fully utilized. We expect to pay a nominal amount of state income tax. We accrue interest and penalties related to uncertain tax positions in the Provision for income taxes.

Note 11 - Restructuring:

In October 2012, our Board of Directors adopted the "2012 restructuring plan." In connection with this restructuring plan, we reduced our headcount by approximately 110 employees and eliminated certain sites, including sites in Pennsylvania and Illinois. In connection with this action, we recorded restructuring charges of less than $0.1 million in the first quarter of fiscal 2013. The 2012 restructuring plan was substantially completed during the first quarter of fiscal 2013.

The following table displays the activity related to the restructuring plans described above (in thousands):

	Severance and related	Lease termination	Other	Total
Balance at December 29, 2012	$2,373	$793	$258	$3,424
Restructuring Charges	101	91	245	437
Cash Payments	(2,295)	(403)	(188)	(2,886)
Adjustments to prior restructuring costs	(144)	(65)	(56)	(265)
Balance at June 29, 2013	$35	$416	$259	$710

Balance at December 28, 2013	$17	$368	$147	$532
Restructuring Charges	—	1	9	10
Cash Payments	(8)	(304)	(16)	(328)
Adjustments to prior restructuring costs	(9)	13	—	4
Balance at June 28, 2014	$—	$78	$140	$218

Note 12 - Stock-Based Compensation:

Total stock-based compensation expense included in our Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Line item:
Cost of products sold	$211	$164	$377	$289
Research and development	1,354	1,041	2,388	1,813
Selling, general and administrative	1,755	1,306	3,645	2,321
Total stock-based compensation	$3,320	$2,511	$6,410	$4,423

During the six months ended June 28, 2014, we granted 98,592 market-based, restricted stock units in two equal tranches, each of which vest upon achievement of certain market-based conditions. The fair values of the market-based restricted stock units were determined and fixed on the date of grant using a lattice-based option-pricing valuation model, which incorporates a Monte-Carlo simulation, and considered the likelihood that we would achieve the market-based conditions. During the first quarter of fiscal 2014, the first tranche of 49,296 restricted stock units vested and we incurred stock compensation expense related to performance based awards of $0.5 million. During the second quarter of fiscal 2014, the second tranche of 49,296 restricted stock units vested and we incurred stock compensation expense related to performance based awards of $0.2 million, amounting to a total stock compensation expense related to performance based awards of $0.7 million for the six months ended June 28, 2014.

Note 13 - Legal Matters:

On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (“John”) against us in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, John seeks an injunction, unspecified damages, and attorneys' fees and expenses. On July 21, 2014, the parties advised the court they had reached a settlement in principle. We are working to document the settlement and we expect to submit dismissal papers to the court once the anticipated settlement is finalized. The expected settlement will not have a material adverse effect on the financial position of the company.

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

Note 14 - Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of programmable logic products. Our revenue by major geographic area based on ship-to location was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2014		June 29, 2013		June 28, 2014		June 29, 2013
Asia	$73,459	74%	$62,318	74%	$146,203	75%	$111,657	72%
Europe	15,718	16	12,104	14	30,428	15	24,808	16
Americas	10,143	10	10,272	12	19,326	10	19,387	12
Total revenue	$99,320	100%	$84,694	100%	$195,957	100%	$155,852	100%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the six months ended June 28, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on form 10-K for the fiscal year ended December 28, 2013.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, goodwill (including the assessment of reporting unit), intangible assets, current and deferred income taxes, accrued liabilities (including restructuring charges and bonus arrangements), deferred income and allowances on sales to sell-through distributors, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the fiscal periods presented. Actual results could differ from those estimates.

Results of Operations

Key elements of our Consolidated Statements of Operations were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2014		June 29, 2013		June 28, 2014		June 29, 2013
Revenue	$99,320	100.0%	$84,694	100.0%	$195,957	100.0%	$155,852	100.0%

Gross margin	54,975	55.4	45,110	53.3	109,113	55.7	83,265	53.4
Research and development	22,302	22.5	20,267	23.9	43,541	22.2	38,381	24.6
Selling, general and administrative	18,832	19.0	17,072	20.2	37,581	19.2	33,570	21.5
Acquisition related charges, including amortization of intangible assets	737	0.7	737	0.9	1,474	0.8	1,486	1.0
Restructuring charges	3	—	19	—	14	—	172	0.1
Income from operations	$13,101	13.2%	$7,015	8.3%	$26,503	13.5%	$9,656	6.2%

Revenue by End Market

The end market data below is derived from data provided to us by our distributors and end customers. With a diverse base of customers who in some cases manufacture end products spanning multiple end markets, the assignment of revenue to a specific end market requires the use of estimates and judgment. Therefore, actual results may differ from those reported. During the first quarter of fiscal 2014, we condensed end market categories by combining the Industrial, Scientific, and Medical end market category with Computing because this combination of end markets better reflects our strategic focus. During the second quarter of fiscal 2014, we renamed this end market Industrial. All periods presented have been revised accordingly.

Examples of End Market Applications:

Communications	Consumer	Industrial
Wireless	Smartphones	Security & Surveillance
Wireline	Cameras	Machine Vision
Data Backhaul	Displays	Industrial Automation
	Tablets	Human Machine Interface
	Wearables	Automotive
Servers
Data Storage

The composition of our revenue by end market for the second quarter and first six months of fiscal 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2014		June 29, 2013		June 28, 2014		June 29, 2013
Communications	$44,060	44%	$31,928	38%	$83,818	43%	$59,464	38%
Consumer	25,279	26	25,897	31	54,823	28	44,018	28
Industrial	29,981	30	26,869	31	57,316	29	52,370	34
Total revenue	$99,320	100%	$84,694	100%	$195,957	100%	$155,852	100%

For the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, revenue from the Communications end market increased by 38%. For the first six months of fiscal 2014 compared to the first six months of fiscal 2013, Communications end market revenue increased by 41%. In both cases growth was driven primarily by increased volume for certain of our ECP3 products to support the telecommunications infrastructure build-out in China and to a lesser extent, from strengthening demand in Europe.

Revenue from the Consumer end market was basically flat for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. Consumer end market revenue for the first six months of fiscal 2014 compared to the first six months of fiscal 2013 increased 25% primarily due to volume growth of our iCE40 products.

For the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 the Industrial end market increased approximately 12%. Industrial end market revenue for the first six months of fiscal 2014 compared to the first six months of fiscal 2013 increased 9%. In both cases, the revenue increase was due to increased sales volumes of certain of our late life-cycle mature products, stronger demand in Europe, and to a lesser extent, increased demand in Japan.

Revenue by Product Classification

The composition of our revenue by product classification for the second quarter and first six months of fiscal years 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2014		June 29, 2013		June 28, 2014		June 29, 2013
New *	$49,638	50%	$39,094	46%	$100,567	51%	$66,858	43%
Mainstream *	37,991	38	33,913	40	71,135	36	65,394	42
Mature *	11,691	12	11,687	14	24,255	13	23,600	15
Total revenue	$99,320	100%	$84,694	100%	$195,957	100%	$155,852	100%

Revenue for New products increased 27% for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 and 50% for the first six months of fiscal 2014 compared to the first six months of fiscal 2013. In both cases, New product revenue increased primarily due to strong volume growth of certain New products sold principally into the Consumer and Communications end markets.

Revenue for Mainstream products increased 12% for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 and 9% for the first six months of fiscal 2014 compared to the first six months of fiscal 2013. Mainstream product revenue grew primarily from improving global macroeconomic conditions, partially offset by reduced sales volume as customers migrated to our newer technologies.

Mature product revenue was flat for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. For the first six months of fiscal 2014 compared to the first six months of fiscal 2013, Mature product revenue increased by 3%, primarily due to an increase in sales volumes of certain end of life products to customers in the Industrial end market.

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

The composition of our revenue by geography for the second quarter and first six months of fiscal 2014 and fiscal 2013 based on ship-to location was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2014		June 29, 2013		June 28, 2014		June 29, 2013
Asia	$73,459	74%	$62,318	74%	$146,203	75%	$111,657	72%
Europe	15,718	16	12,104	14	30,428	15	24,808	16
Americas	10,143	10	10,272	12	19,326	10	19,387	12
Total revenue	$99,320	100%	$84,694	100%	$195,957	100%	$155,852	100%

Revenue increased 18% in Asia for the second quarter of 2014 compared to the second quarter of 2013. Revenue increased 31% in Asia for the first six months of 2014 compared to the first six months of 2013. In both cases, the revenue growth was due primarily to strong volume growth of certain of our New products in the Consumer and Communications end markets.

Revenue increased 30% in Europe for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 and increased 23% for the first six months of fiscal 2014 compared to the first six months of fiscal 2013. In both the second quarter and first six months of fiscal 2014, this growth was due to improving economic conditions and increased sales volumes in the European Communications and Industrial end markets.

Revenue from Americas, in the second quarter and first six months of fiscal 2014, was essentially flat compared to the second quarter and first six months of fiscal 2013.

Revenue from End Customers

Our top five end customers constituted approximately 47% of our revenue for the second quarter of fiscal 2014, compared to approximately 46% for the second quarter of fiscal 2013. Our top five end customers constituted approximately 49% of our revenue for the first six months of fiscal 2014, compared to approximately 43% for the first six months of fiscal 2013.

Our two largest end customers accounted for approximately 20% and 14% of total revenue, respectively, in the second quarter of fiscal 2014 and 21% and 14% of total revenue, respectively, in the first six months of fiscal 2014. No other customer accounted for more than 10%. Our two largest end customers accounted for approximately 24% and 9% of total revenue, respectively, in the second quarter of fiscal 2013 and 21% and 8% of total revenue, respectively, in the first six months of fiscal 2013.

Revenue from Sell-Through Distributors

Our largest customers often are distributors, and sales through distributors have historically made up a significant portion of our total revenue. Revenue attributable to resale of products by our primary sell-through distributors for the second quarter and first six months of fiscal 2014 and fiscal 2013, respectively, was as follows:

	% of Total Revenue Three Months Ended		% of Total Revenue Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Arrow Electronics Inc. (including Nu Horizons Electronics)	27%	26%	26%	28%
Weikeng Group	10	11	8	11
All others	5	7	6	7
All sell-through distributors	42%	44%	40%	46%

Revenue from sell-through distributors declined to 42% of total revenue in the second quarter of fiscal 2014 from 44% in the second quarter of fiscal 2013. Revenue from sell-through distributors declined to 40% of total revenue in the first six months of fiscal 2014 from 46% in the first six months of fiscal 2013. In each case, the reduction on a percentage basis of revenue from sell-through distributors was due to growth in direct sales to OEM customers, primarily in the Consumer and Communications end markets.

Gross Margin

The composition of our gross margin, including as a percentage of revenue, for the second quarter and first six months of fiscal 2014 and 2013, respectively, was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Gross margin	$54,975	$45,110	$109,113	$83,265
Percentage of revenue	55.4%	53.3%	55.7%	53.4%

For the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, gross margin increased 2.1 percentage points. The increase in gross margin was driven by strong product cost reductions resulting from high volume wafer, assembly and package purchases. The product cost reductions were partially offset by margin degradation due to product and customer mix, and less sell-through of excess and obsolete inventory.

For the first six months of fiscal 2014 compared to the first six months of fiscal 2013, gross margin increased by 2.3 percentage points. The increase in gross margin was driven by strong product cost reductions resulting from high volume wafer, assembly and package purchases, partially offset by less sell-through of excess and obsolete inventory and changes in product and customer mix. If we are unable to realize additional or sufficient product cost reductions in the future to balance changes in product and customer mix, we may experience degradation in our gross margin. All activities associated with our fab transition, which had a nominal impact on our gross margins in the first half of 2014, have been completed.

Operating Expenses

Research and development expense

The composition of our research and development expenses, including as a percentage of revenue, for the second quarter and first six months of fiscal 2014 and 2013, respectively, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 28, 2014	June 29, 2013	% change	June 28, 2014	June 29, 2013	% change
Research and development	$22,302	$20,267	10	$43,541	$38,381	13
Percentage of net revenue	22.5%	23.9%		22.2%	24.6%
Mask costs included in Research and development	$842	$1,064	(21)	$1,786	$2,173	(18)

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

The increase in research and development expenses for the second quarter of fiscal 2014, compared to the second quarter of fiscal 2013, was the result of increased engineering wafer and time based license expense, along with increased variable compensation expense due to improved operating results.

The increase in research and development expenses for the first six months of fiscal 2014, compared to the first six months of fiscal 2013, was the result of increased engineering wafer, mask and time-based license expense, along with increased variable compensation expense.

Selling, general, and administrative expense

The composition of our selling, general and administrative expenses, including as a percentage of revenue, for the second quarter and first six months of fiscal 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 28, 2014	June 29, 2013	% change	June 28, 2014	June 29, 2013	% change
Selling, general and administrative	$18,832	$17,072	10	$37,581	$33,570	12
Percentage of net revenue	19.0%	20.2%		19.2%	21.5%

Selling, general, and administrative expenses include costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional services and travel expenses.

The increase in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, as well as the increase in the first six months of fiscal 2014 compared to the first six months of fiscal 2013, were primarily due to increased variable compensation due to improved operating results, as well as severance in 2014 which did not occur in 2013, and an increase in the use of outside services.

Amortization of intangible assets

The composition of our amortization of intangible assets, including as a percentage of revenue, for the second quarter and first six months of fiscal 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 28, 2014	June 29, 2013	% change	June 28, 2014	June 29, 2013	% change
Amortization of intangible assets	$737	$737	—	$1,474	$1,486	(1)
Percentage of net revenue	0.7%	0.9%		0.8%	1.0%

Amortization of intangible assets includes only the amortization of identifiable intangible assets with finite useful lives associated with our 2011 acquisition of SiliconBlue.

Restructuring charges

The composition of our restructuring related charges, including as a percentage of revenue, for the second quarter and first six months of fiscal 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 28, 2014	June 29, 2013	% change	June 28, 2014	June 29, 2013	% change
Restructuring charges	$3	$19	(84)	$14	$172	(92)
Percentage of net revenue	—%	—%		—%	0.1%

For the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, restructuring charges decreased primarily resulting from changes in lease assumptions and accretion.

For the first six months of fiscal 2014 compared to the first six months of fiscal 2013, restructuring charges decreased primarily resulting from severance and other related nonrecurring costs incurred in the first quarter of 2013 when the 2012 restructuring plan was substantially completed.

Other income (expense), net

The composition of our Other income (expense), net, including as a percentage of revenue, for the second quarter and first six months of fiscal 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 28, 2014	June 29, 2013	% change	June 28, 2014	June 29, 2013	% change
Other income (expense), net	$906	$(54)	1,778	$1,215	$(106)	(1,246)
Percentage of net revenue	0.9%	(0.1)%		0.6%	(0.1)%

For the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, as well as the first six months of fiscal 2014 compared to the first six months of fiscal 2013, the increase in Other income (expense), net, resulted primarily from the realization of gains on the sale of auction rate securities, partially offset by losses due to unfavorable changes in foreign exchange rates.

Income Taxes

The composition of our income taxes for the second quarter and first six months of fiscal 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 28, 2014	June 29, 2013	% change	June 28, 2014	June 29, 2013	% change
Provision for income taxes	$2,236	$1,921	16	$3,963	$2,620	51

Our effective tax rate for the second quarter of fiscal 2014 decreased as compared to the second quarter of fiscal 2013, and for the first six months of fiscal 2014, compared to the first six months of fiscal 2013 primarily due to increased income earned in lower tax rate jurisdictions partially offset by a modest net benefit from discrete items in fiscal 2014, not present in fiscal 2013.

We are not currently paying federal income taxes and do not expect to pay such taxes until the benefits of our tax net operating loss and credit carryforwards are fully utilized. We expect to pay a nominal amount of state income tax. We accrue interest and penalties related to uncertain tax positions in the provision for income taxes. We are paying foreign income taxes, which are primarily related to foreign sales and to the cost of operating offshore subsidiaries.

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

We believe that our financial resources will be sufficient to meet our working capital needs through the next 12 months. As of June 28, 2014, we have no long-term debt and do not have significant long-term commitments for capital expenditures. In the future, we may consider acquisition opportunities to extend our product or technology portfolios and to expand our product offerings. In connection with funding capital expenditures, completing acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain debt or equity financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs.

Cash and cash equivalents, Short-term and Long-term marketable securities (dollars in thousands):

	June 28, 2014	December 28, 2013	$ change
Cash and cash equivalents	$137,976	$114,310	$23,666
Short-term marketable securities	109,061	101,505	7,556
Long-term marketable securities	—	5,241	(5,241)
Total Cash and cash equivalents, short-term and long-term marketable securities	$247,037	$221,056	$25,981

As of June 28, 2014, we had total Cash and cash equivalents of $138.0 million, of which approximately $39.5 million was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of June 28, 2014, we could access all of the cash held by our foreign subsidiaries without incurring significant additional expense.

The net increase in Cash and cash equivalents, short-term and long-term marketable securities of $26.0 million compared to December 28, 2013 was primarily the result of cash provided by operations of $24.1 million and net cash provided by financing activities of $7.1 million, partially offset by capital expenditures of $4.9 million.

Accounts receivable, net (dollars in thousands):

	June 28, 2014	December 28, 2013	Change
Accounts receivable, net	$66,289	$50,085	$16,204
Days sales outstanding	60	50	10

Accounts receivable, net as of June 28, 2014 increased 32%, compared to December 28, 2013. Days sales outstanding at June 28, 2014 was 60 days, an increase of 10 days from December 28, 2013. These changes are primarily due to the increase in revenue in the second quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013, coupled with the balance of accounts receivable, net at fiscal year end traditionally being our annual low point.

Inventories (dollars in thousands):

	June 28, 2014	December 28, 2013	Change
Inventories	$59,270	$46,222	$13,048
Months of inventory on hand	4.0	3.4	0.6

Inventory as of June 28, 2014 increased 28%, compared to December 28, 2013. Our months of inventory on hand increased to 4.0 months at June 28, 2014 from 3.4 at December 28, 2013. The increases in inventory and months of inventory on hand were driven primarily by purchases to meet expected near term demand and the strategic building of inventory related to our fab transition with Fujitsu, which we completed in the second quarter of 2014.

Share Repurchase Program

On February 27, 2013, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could be repurchased from time to time. The duration of the repurchase program was twelve months. During fiscal 2013, approximately 0.8 million shares were repurchased at $3.7 million. The 2013 program expired during the first quarter of fiscal 2014. No shares were repurchased during those three months.

On March 3, 2014, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. No shares have been repurchased under this program during the six months ended June 28, 2014. We expect that all future repurchases will be open market transactions funded from available working capital.

Credit Arrangements

As of June 28, 2014, we had no long-term debt and no significant long-term purchase commitments for capital expenditures and no existing used or unused credit arrangements.

Contractual Obligations

There have been no significant changes to our contractual obligations outside of the ordinary course of business in the first six months of fiscal 2014 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 28, 2013.

Off-Balance Sheet Arrangements

As of June 28, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 159d) - 15(f) under the Exchanges Act) that occurred during the first six months of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth above under Note 13 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

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

We derive the significant majority of our revenue from sales outside of the United States. Accordingly, if we experience a decline in foreign sales, our operating results could be adversely affected. Our foreign sales are subject to numerous risks, including:

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims are not yet resolved, including those that are discussed under Note 13 contained in the Notes to Consolidated Financial Statements, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, we may be faced with significant monetary damages or injunctive relief against us that could materially and adversely affect our financial condition and operating results and certain portions of our business.

If we are not able to successfully compete in the highly competitive semiconductor industry, our financial results and future prospects will be adversely affected.

The semiconductor industry is intensely competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing and sales resources. The current level of competition in the programmable logic market is high and may increase in the future. We currently compete directly with companies that have licensed our technology or have developed similar products, including Altera Corporation and Xilinx, Inc. We also compete with numerous semiconductor companies that offer products based on alternative solutions such as ASIC, ASSP, microcontroller, analog, and digital signal processing technologies. Competition from these semiconductor companies may intensify as we offer products in the Consumer end market. These competitors include established, multinational semiconductor companies as well as emerging companies. If we are unable to compete successfully in this environment, our future results may be adversely affected.

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

On March 3, 2014, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. No shares were repurchased during the six months ended June 28, 2014. We expect that all future repurchases will be open market transactions funded from available working capital.

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

10.1
Lattice Semiconductor Corporation 2013 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Stockholders filed on March 20, 2014 (File No. 000-18032))

10.2
Lattice Semiconductor Corporation 2011 Non-Employee Director Equity Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Stockholders filed on March 20, 2014 (File No. 000-18032))

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

Date: August 5, 2014