Form 10-Q
period 2014-09-27
LATTICE SEMICONDUCTOR CORP
filed 2014-11-05
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 27, 2014
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

Large accelerated filer[ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of October 31, 2014                  118,228,881

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

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue	$86,570	$87,154	$282,527	$243,006
Costs and expenses:
Cost of products sold	35,759	40,778	122,603	113,365
Research and development	22,053	20,254	65,594	58,635
Selling, general and administrative	17,645	16,385	55,226	49,955
Amortization of intangible assets	737	737	2,211	2,223
Restructuring charges	2	85	16	257
	76,196	78,239	245,650	224,435
Income from operations	10,374	8,915	36,877	18,571
Other income, net	53	346	1,268	240
Income before income taxes	10,427	9,261	38,145	18,811
Provision for income taxes	1,021	417	4,984	3,037
Net income	$9,406	$8,844	$33,161	$15,774

Net income per share:
Basic	$0.08	$0.08	$0.28	$0.14
Diluted	$0.08	$0.08	$0.28	$0.13

Shares used in per share calculations:
Basic	118,643	116,055	117,661	115,730
Diluted	120,970	117,349	120,449	117,093

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Comprehensive income:
Net income	$9,406	$8,844	$33,161	$15,774
Other comprehensive income:
Unrealized (loss) gain related to marketable securities, net	(210)	221	(280)	(11)
Less: reclassification adjustment for (gains) losses included in other income, net	(1)	1	98	303
Realized gain on sale of auction rate securities, previously unrealized, net of tax	—	—	(1,147)	—
Translation adjustment	(159)	225	579	(205)
Comprehensive income	$9,036	$9,291	$32,411	$15,861

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	September 27, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$123,007	$114,310
Short-term marketable securities	134,131	101,505
Accounts receivable, net	49,762	50,085
Inventories	65,074	46,222
Prepaid expenses and other current assets	16,634	13,679
Total current assets	388,608	325,801
Property and equipment, less accumulated depreciation	40,070	41,719
Long-term marketable securities	—	5,241
Other long-term assets	9,561	6,120
Intangible assets, net of amortization	10,274	12,484
Goodwill	44,808	44,808
Deferred income taxes	8,824	11,703
Total assets	$502,145	$447,876
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$36,929	$37,454
Accrued payroll obligations	12,320	13,659
Deferred income and allowances on sales to sell-through distributors	11,294	7,495
Total current liabilities	60,543	58,608
Long-term liabilities	7,173	3,588
Total liabilities	67,716	62,196
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 118,893,494 issued, 118,666,983 outstanding as of September 27, 2014 and 115,671,000 shares issued and outstanding as of December 28, 2013	1,189	1,157
Paid-in capital	644,867	626,861
Treasury stock, at cost	(1,700)	—
Accumulated deficit	(209,032)	(242,193)
Accumulated other comprehensive loss	(895)	(145)
Total stockholders' equity	434,429	385,680
Total liabilities and stockholders' equity	$502,145	$447,876
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net Income	$33,161	$15,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,884	15,173
Change in deferred income tax provision	3,827	1,886
Gain on sale of auction rate securities	(1,698)	—
Stock-based compensation	9,543	6,985
Changes in assets and liabilities:
Accounts receivable, net	323	(6,044)
Inventories	(18,852)	1,899
Prepaid expenses and other current assets	(3,289)	(2,177)
Accounts payable and accrued expenses	(3,045)	(1,354)
Accrued payroll obligations	(1,339)	4,957
Deferred income and allowances on sales to sell-through distributors	3,799	7,034
Net cash provided by operating activities	39,314	44,133
Cash flows from investing activities:
Proceeds from sales or maturities of short-term marketable securities	83,615	39,176
Proceeds from sales of auction rate securities	5,488	—
Purchase of marketable securities	(116,421)	(64,303)
Capital expenditures	(6,873)	(10,237)
Other investing activities, primarily time based software licenses	(3,800)	(5,939)
Net cash used in investing activities	(37,991)	(41,303)
Cash flows from financing activities:
Net share settlement upon issuance of RSUs	(2,682)	(581)
Purchase of treasury stock	(1,700)	(2,452)
Net proceeds from issuance of common stock	11,177	2,642
Net cash provided by (used in) financing activities	6,795	(391)
Effect of exchange rate change on cash	579	(205)
Net increase in cash and cash equivalents	8,697	2,234
Beginning cash and cash equivalents	114,310	118,536
Ending cash and cash equivalents	$123,007	$120,770
Supplemental cash flow information:
Unrealized (loss) gain related to marketable securities, net, included in Accumulated other comprehensive income	$(182)	$292
Income taxes paid, net of refunds	$1,090	$1,081
Increase in fixed assets related to asset retirement obligations	$249	$—
Accrued purchases of plant and equipment	$(84)	$(545)
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

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2014 will be a 53-week year and will end on January 3, 2015. The fourth quarter of our fiscal 2014 will be 14 weeks. Our third quarter of fiscal 2014 and third quarter of fiscal 2013 ended on September 27, 2014 and September 28, 2013, respectively. All references to quarterly, three or nine months ended financial results are references to the results for the relevant fiscal period.

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

Cash Equivalents and Marketable Securities

We consider all investments that are readily convertible into cash and have original maturities of three months or less, to be cash equivalents. Cash equivalents consist primarily of highly liquid investments in time deposits or money market accounts and are carried at cost. We account for marketable securities as available for sale with unrealized gains or losses recorded to Accumulated other comprehensive loss, unless losses are considered other than temporary, in which case, losses are charged to the Consolidated Statements of Operations and Statements of Comprehensive Income.

Fair Value of Financial Instruments

We invest in various financial instruments including corporate and government bonds, notes and commercial paper. In the past we have also invested in auction rate securities. The Company values these instruments at their fair value and monitors their portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, the Company records an impairment charge and establishes a new carrying value. We assess other than temporary impairment of marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements.” The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Derivative Financial Instruments

At September 27, 2014 and December 28, 2013, we had open foreign exchange contracts of 385,000,000 JPY and 240,000,000 JPY, respectively. One contract outstanding at September 27, 2014 settled in October, 2014; and four contracts will settle in June 2015. One contract outstanding at December 28, 2013 settled in January 2014 and a second contract settled in June 2014. Although such hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges for accounting purposes and are adjusted to fair value through earnings, with an impact of less than $0.2 million for the periods reported. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Concentration Risk

Potential exposure to concentration risk consists primarily of revenue, cash and cash equivalents, marketable securities, trade receivables and supply of wafers for our new products.

Our top five end customers constituted approximately 41% of our revenue for the third quarter of fiscal 2014, compared to approximately 48% for the third quarter of fiscal 2013. Our top five end customers constituted approximately 47% of our revenue for the first nine months of fiscal 2014, compared to approximately 45% for the first nine months of fiscal 2013.

Our two largest end customers accounted for approximately 18% and 10% of total revenue, respectively, in the third quarter of fiscal 2014 and 21% and 13% of total revenue, respectively, in the first nine months of fiscal 2014. No other customer accounted for more than 10%. Our two largest end customers accounted for approximately 27% and 9% of total revenue, respectively, in the third quarter of fiscal 2013 and 23% and 8% of total revenue, respectively, in the first nine months of fiscal 2013.

Concentration of credit risk with respect to trade receivables is mitigated by our credit and collection process including: active management of collections, credit limits, routine credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. Accounts receivable do not bear interest, and are shown net of allowances for doubtful accounts of $0.9 million and $0.9 million at September 27, 2014 and December 28, 2013, respectively. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

We place our investments primarily through two financial institutions and mitigate the concentration of credit risk by limiting the maximum portion of the investment portfolio which may be invested in any one instrument. Our investment policy defines approved credit ratings for investment securities. Investments on-hand consisted primarily of money market instruments, “AA” or better corporate notes and bonds and commercial paper, and U.S. government agency obligations. See Note 5 for a discussion of the liquidity attributes of our marketable securities.

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

Revenue from sales to original equipment manufacturers ("OEMs") and sell-in distributors is generally recognized upon shipment. Revenue from sales by our sell-through distributors is recognized at the time of reported resale. Under both types of revenue recognition, persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining customer acceptance requirements and no remaining significant performance obligations.

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

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table (in thousands):

	September 27, 2014	December 28, 2013
Inventory valued at published list price and held by sell-through distributors with right of return	$48,814	$36,056
Allowance for distributor advances	(31,440)	(24,090)
Deferred cost of sales related to inventory held by sell-through distributors	(6,080)	(4,471)
Total Deferred income and allowances on sales to sell-through distributors	$11,294	$7,495

A significant portion of our year-to-date revenue in fiscal 2014 has been from sell-through distributors. Resale of products by sell-through distributors as a percentage of total revenue was 51% and 44% for the three and nine months ended September 27, 2014, respectively, and 41% and 44% for the three and nine months ended September 28, 2013, respectively.

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

Note 2 - New Accounting Pronouncements:

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. The new standard will become effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and related disclosures and have not yet selected a transition method.

Note 3 - Net Income Per Share:

We compute basic net income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units ("RSUs"), Employee Stock Purchase Plan ("ESPP") shares and treasury stock. Our application of the treasury stock method includes, as assumed proceeds, the average unamortized stock-based compensation expense for the period and the impact of the pro forma deferred tax benefit or cost associated with stock-based compensation expense.

A reconciliation of basic and diluted Net income per share is presented below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Basic and diluted Net income	$9,406	$8,844	$33,161	$15,774
Shares used in basic Net income per share	118,643	116,055	117,661	115,730
Dilutive effect of stock options, RSUs and ESPP shares	2,327	1,294	2,788	1,363
Shares used in diluted Net income per share	120,970	117,349	120,449	117,093
Basic Net income per share	$0.08	$0.08	$0.28	$0.14
Diluted Net income per share	$0.08	$0.08	$0.28	$0.13

The computation of diluted Net income per share for the three months ended September 27, 2014 and September 28, 2013, respectively, includes the effects of stock options, RSUs, ESPP shares, and treasury stock, aggregating approximately 2.3 million and 1.3 million, respectively, which are dilutive, and excludes the effects of stock options, RSUs and ESPP shares aggregating approximately 2.7 million and 8.6 million, respectively, which are antidilutive. The computation of diluted Net income per share for the nine months ended September 27, 2014 and September 28, 2013, respectively, includes the effects of stock options, RSUs, ESPP shares, and treasury stock, aggregating approximately 2.8 million and 1.4 million, respectively, which are dilutive, and excludes the effects of stock options, RSUs and ESPP shares aggregating approximately 2.4 million and 8.5 million, respectively, which are antidilutive. Stock options, RSUs and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position, as the effects would reduce the loss per share. Stock options, RSUs and ESPP shares that are antidilutive at September 27, 2014 could become dilutive in the future.

Note 4 - Marketable Securities:

The following table summarizes the contractual maturities of our marketable securities (at fair value and in thousands):

	September 27, 2014	December 28, 2013
Short-term marketable securities:
Maturities of less than five years	$134,131	$101,505
Long-term marketable securities:
Maturities of more than ten years	—	5,241
Total marketable securities	$134,131	$106,746

The following table summarizes the composition of our marketable securities (at fair value and in thousands):

	September 27, 2014	December 28, 2013
Short-term marketable securities:
Corporate and government bonds and notes and commercial paper	$134,131	$101,505
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	—	5,241
Total marketable securities	$134,131	$106,746

The following table summarizes the composition of our auction rate securities (in thousands):

	September 27, 2014			December 28, 2013
	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$—	$—		$5,700	$5,241	AA+
Total auction rate securities	$—	$—		$5,700	$5,241

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

Note 5 - Fair Value of Financial Instruments (in thousands):

	Fair value measurements as of September 27, 2014				Fair value measurements as of December 28, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$134,131	$134,131	$—	$—	$101,505	$101,505	$—	$—
Long-term marketable securities	—	—	—	—	5,241	—	—	5,241
Foreign currency forward exchange contracts	150	—	150	—	48	—	48	—
Total fair value of financial instruments	$134,281	$134,131	$150	$—	$106,794	$101,505	$48	$5,241

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

There were no transfers between any of the levels during the first nine months of fiscal 2014 or 2013. During the first nine months of fiscal 2014 we sold our Level 3 instruments, which consisted entirely of auction rate securities.

During the nine months ended September 27, 2014 and September 28, 2013, the following changes occurred in our Level 3 instruments (in thousands):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Beginning fair value of Long-term marketable securities	$5,241	$4,717
Fair value of securities sold	(5,488)	—
Realized gain from increase in fair value	247	—
Ending fair value of Long-term marketable securities	$—	$4,717

In accordance with ASC 320, “Investments-Debt and Equity Securities,” we recorded an unrealized loss of less than $0.2 million during each of the nine months ended September 27, 2014 and September 28, 2013 on certain Short-term marketable securities (Level 1 instruments), which has been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If we were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially detrimental impact on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive loss.

Note 6 - Inventories (in thousands):

	September 27, 2014	December 28, 2013
Work in progress	$48,377	$32,111
Finished goods	16,697	14,111
Total inventories	$65,074	$46,222

Note 7 - Business Combinations and Goodwill:

In December 2011, we acquired SiliconBlue Technologies Ltd. ("SiliconBlue") for $63.2 million in cash. Of the total purchase price, $43.9 million was allocated to goodwill, $18.5 million was allocated to intangible assets, and the remaining to net tangible assets acquired. In July 2011, we acquired substantially all of the assets of Rise Technology Development Limited, for $1.0 million in cash. Of the purchase price, $0.9 million was allocated to goodwill and the remaining to net tangible assets acquired. No impairment charges relating to goodwill or intangible assets were recorded for the first nine months of 2014 or 2013.

Note 8 - Intangible Assets:

In connection with our acquisition of SiliconBlue in December 2011, we recorded identifiable intangible assets related to developed technology and customer relationships based on guidance for determining fair value under the provisions of ASC 820. The following table summarizes the details of our total purchased intangible assets (in thousands):

	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net of amortization September 27, 2014
Developed technology	7	$10,700	$(4,267)	$6,433
Customer relationships	5.5	7,800	(3,959)	3,841
Total	6.3	$18,500	$(8,226)	$10,274

Amortization expense associated with these intangible assets is reported as Amortization of intangible assets in the Consolidated Statements of Operations and amounted to $0.7 million in each of the third quarters of fiscal years 2014 and 2013 and $2.2 million in each of the first nine months of fiscal years 2014 and 2013. We expect amortization expense related to these intangible assets to approximate $2.9 million each year in fiscal years 2014 - 2016, $2.2 million in 2017, and $1.5 million in 2018.

Note 9 - Changes in Stockholders' Equity and Accumulated Other Comprehensive Loss (in thousands):

	Common stock	Paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive loss	Total
Balances, December 28, 2013	$1,157	$626,861	$—	$(242,193)	$(145)	$385,680
Net income for the nine months ended September 27, 2014	—	—	—	33,161	—	33,161
Unrealized loss related to marketable securities, net	—	—	—	—	(280)	(280)
Realized gain on sale of auction rate securities, previously unrealized, net of tax	—	—	—	—	(1,147)	(1,147)
Recognized loss on redemption of marketable securities, previously unrealized	—	—	—	—	98	98
Translation adjustments	—	—	—	—	579	579
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of tax	32	8,463	—	—	—	8,495
Stock repurchase	—	—	(1,700)	—	—	(1,700)
Stock-based compensation expense related to stock options, ESPP and RSUs	—	9,543	—	—	—	9,543
Balances, September 27, 2014	$1,189	$644,867	$(1,700)	$(209,032)	$(895)	$434,429

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

On March 3, 2014, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. During the three and nine months ended September 27, 2014, approximately 0.2 million shares were repurchased, in aggregate for $1.7 million under this program. We expect that all future repurchases will be open market transactions funded from available working capital.

Note 10 - Income Taxes:

For the three months ended September 27, 2014 and September 28, 2013, we recorded an income tax provision of approximately $1.0 million and $0.4 million, respectively. For the nine months ended September 27, 2014 and September 28, 2013, we recorded an income tax provision of approximately $5.0 million and $3.0 million, respectively. The income tax provision for the three and nine months ended September 27, 2014 represents tax at the federal, state and foreign statutory tax rates adjusted for non-deductible stock compensation, withholding taxes, changes in uncertain tax positions as well as other non-deductible items in the United States and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, because we intend to permanently reinvest these earnings outside of the United States.

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2011, 2010 and 2008, respectively. However, net operating loss ("NOL") and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which we used the attributes.

Our U.S. and French income tax returns are currently under examination for 2011 and 2012, as well as our Singapore income tax return for 2012. We are not under examination in any other jurisdictions.

We believe that it is reasonably possible that $0.1 million of unrecognized tax benefits and less than $0.1 million of associated interest and penalties could be recognized during the next twelve months. The $0.1 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to filings for years that will no longer be subject to examination under expiring statutes of limitations. As a result of the ongoing examination of our 2011 and 2012 U.S. federal tax returns we have reduced our federal and state credit carryforwards. Correspondingly we have reduced our federal and state unrecognized tax benefits by $4.5 million and $0.2 million, respectively. Due to the valuation allowance against the federal and state credit deferred tax assets, both the reduction to the credit carryforwards and the related uncertain tax positions did not impact our provision for income taxes.

We have U.S. federal NOL carryforwards that expire at various dates between 2023 and 2032. We have state net operating loss carryforwards that expire at various dates from 2014 through 2032. We also have federal and state credit carryforwards, some not expiring and others expiring at various dates from 2014 through 2033.

We are not currently paying U.S. federal income taxes and do not expect to pay such taxes until we fully utilize our tax NOL and credit carryforwards. We expect to pay a nominal amount of state income tax. We are paying foreign income taxes, which are reflected in the Provision for income taxes in our Consolidated Statements of Operations and are primarily related to the cost of operating offshore subsidiaries. We accrue interest and penalties related to uncertain tax positions in the Provision for income taxes.

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

The following table displays the activity related to the 2012 restructuring plan (in thousands):

	Severance and related	Lease termination	Other	Total
Balance at December 29, 2012	$2,373	$793	$258	$3,424
Restructuring Charges	105	224	245	574
Cash Payments	(2,312)	(571)	(220)	(3,103)
Adjustments to prior restructuring costs	(150)	(99)	(68)	(317)
Balance at September 28, 2013	$16	$347	$215	$578

Balance at December 28, 2013	$17	$368	$147	$532
Restructuring Charges	—	1	9	10
Cash Payments	(8)	(325)	(18)	(351)
Adjustments to prior restructuring costs	(9)	15	—	6
Balance at September 27, 2014	$—	$59	$138	$197

Note 12 - Stock-Based Compensation:

Total stock-based compensation expense included in our Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Line item:
Cost of products sold	$215	$171	$592	$460
Research and development	1,356	1,058	3,744	2,871
Selling, general and administrative	1,562	1,333	5,207	3,654
Total stock-based compensation	$3,133	$2,562	$9,543	$6,985

During the nine months ended September 27, 2014, we granted 98,592 market-based, restricted stock units in two equal tranches, each of which vest upon achievement of certain market-based conditions. The fair values of the market-based restricted stock units were determined and fixed on the date of grant using a lattice-based option-pricing valuation model, which incorporates a Monte-Carlo simulation, and considered the likelihood that we would achieve the market-based conditions. During the first quarter of fiscal 2014, the first tranche of 49,296 restricted stock units vested and we incurred stock compensation expense related to performance based awards of $0.5 million. During the second quarter of fiscal 2014, the second tranche of 49,296 restricted stock units vested and we incurred stock compensation expense related to performance based awards of $0.2 million, amounting to a total stock compensation expense related to performance based awards of $0.7 million for the nine months ended September 27, 2014.

Note 13 - Legal Matters:

On June 11, 2007, a patent infringement lawsuit was filed by Lizy K. John (“John”) against us in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, John sought an injunction, unspecified damages, and attorneys’ fees and expenses. On August 19, 2014, the parties entered into a settlement agreement. Under that agreement, we received a non-exclusive, irrevocable, fully paid-up, worldwide license for use of the asserted patent. The license fully exhausts and includes all claims of the asserted patent and includes the right for our direct and indirect customers (including end users) and distributors to practice all claims of the asserted patent in connection with that customer’s purchase or use of our products. The settlement did not have a material adverse effect on our financial position. On August 27, 2014, the court dismissed the case with prejudice.

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

Note 14 - Segment and Geographic Information:

We operate in one industry segment comprising the design, development, manufacture and marketing of programmable logic products. Our revenue by major geographic area based on ship-to location was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2014		September 28, 2013		September 27, 2014		September 28, 2013
Asia	$63,364	73%	$66,191	76%	$209,567	74%	$177,848	73%
Europe	14,909	17	11,857	14	45,337	16	36,665	15
Americas	8,297	10	9,106	10	27,623	10	28,493	12
Total revenue	$86,570	100%	$87,154	100%	$282,527	100%	$243,006	100%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes during the nine months ended September 27, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on form 10-K for the fiscal year ended December 28, 2013.

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

Results of Operations

Key elements of our Consolidated Statements of Operations were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2014		September 28, 2013		September 27, 2014		September 28, 2013
Revenue	$86,570	100.0%	$87,154	100.0%	$282,527	100.0%	$243,006	100.0%

Gross margin	50,811	58.7	46,376	53.2	159,924	56.6	129,641	53.3
Research and development	22,053	25.5	20,254	23.2	65,594	23.2	58,635	24.1
Selling, general and administrative	17,645	20.4	16,385	18.8	55,226	19.5	49,955	20.6
Amortization of intangible assets	737	0.9	737	0.8	2,211	0.8	2,223	0.9
Restructuring charges	2	—	85	0.1	16	—	257	0.1
Income from operations	$10,374	12.0%	$8,915	10.2%	$36,877	13.1%	$18,571	7.6%

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

The following are examples of end market applications:

Communications	Consumer	Industrial
Wireless	Smartphones	Security & Surveillance
Wireline	Cameras	Machine Vision
Data Backhaul	Displays	Industrial Automation
	Tablets	Human Machine Interface
	Wearables	Automotive
Servers
Data Storage

The composition of our revenue by end market for the third quarter and first nine months of fiscal 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2014		September 28, 2013		September 27, 2014		September 28, 2013
Communications	$35,282	41%	$30,882	35%	$119,100	42%	$90,346	37%
Consumer	20,295	23	31,549	36	75,118	27	75,567	31
Industrial	30,993	36	24,723	29	88,309	31	77,093	32
Total revenue	$86,570	100%	$87,154	100%	$282,527	100%	$243,006	100%

For the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, revenue from the Communications end market increased by 14%. For the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013, Communications end market revenue increased by 32%. In both cases growth was driven primarily by increased volume for certain of our ECP3TM products to support the telecommunications infrastructure build-out in China and to a lesser extent, from strengthening demand in Europe.

Revenue from the Consumer end market decreased 36% for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 primarily due to lower volume demand for certain of our iCE40TM products. Consumer end market revenue was essentially flat for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013.

For the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, the Industrial end market increased approximately 25%. Industrial end market revenue for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 increased 15%. In both cases, the revenue increase was due to stronger demand in Europe and, to a lesser extent, increased demand in Japan.

Revenue by Product Classification

The composition of our revenue by product classification for the third quarter and first nine months of fiscal years 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2014		September 28, 2013		September 27, 2014		September 28, 2013
New *	$40,369	46%	$44,095	50%	$140,936	50%	$110,953	46%
Mainstream *	36,973	43	33,735	39	108,108	38	99,129	41
Mature *	9,228	11	9,324	11	33,483	12	32,924	13
Total revenue	$86,570	100%	$87,154	100%	$282,527	100%	$243,006	100%

Revenue for New products decreased 8% for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 primarily due to lower volume demand for certain of our iCE40 products. Revenue for New products increased 27% for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 primarily due to strong volume growth of certain New products sold principally into the Consumer and Communications end markets, largely in the first six months of 2014.

Revenue for Mainstream products increased 10% for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 and 9% for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. Mainstream product revenue grew primarily from improving global macroeconomic conditions and growth of certain products sold principally into the Communications end market.

Mature product revenue was flat for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. For the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013, Mature product revenue increased by 2%, primarily due to an increase in sales volumes of certain end-of-life products to customers in the Industrial end market, mainly in the first six months of 2014.

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

Revenue by Geography

We assign revenue to geographies based on customer ship-to address at the time when revenue is recognized. In the case of sell-in distributors and OEM customers, revenue is typically recognized, and geography is assigned, when products are shipped to our distributor or OEM customer. In the case of sell-through distributors, revenue is recognized when resale to the end customer occurs and geography is assigned based on the end customer location on the resale reports provided by the distributor.

The composition of our revenue by geography for the third quarter and first nine months of fiscal 2014 and fiscal 2013, based on ship-to location, was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2014		September 28, 2013		September 27, 2014		September 28, 2013
Asia	$63,364	73%	$66,191	76%	$209,567	74%	$177,848	73%
Europe	14,909	17	11,857	14	45,337	16	36,665	15
Americas	8,297	10	9,106	10	27,623	10	28,493	12
Total revenue	$86,570	100%	$87,154	100%	$282,527	100%	$243,006	100%

Revenue decreased 4% in Asia for the third quarter of 2014 compared to the third quarter of 2013 primarily due to lower volume demand for certain of our iCE40 products. Revenue increased 18% in Asia for the first nine months of 2014 compared to the first nine months of 2013 primarily due to strong volume growth of certain of our New products in the Consumer and Communications end markets during the first six months of 2014.

Revenue increased 26% in Europe for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 and increased 24% for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. In both the third quarter and first nine months of fiscal 2014, this growth was due to improving economic conditions and increased sales volumes in the European Communications and Industrial end markets.

Revenue from Americas, in the third quarter of fiscal 2014, decreased 9% compared to the third quarter of fiscal 2013 primarily due to weaker demand in the Communications end market. Revenue decreased 3% in Americas for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 primarily due to somewhat weaker demand across all markets.

Revenue from End Customers

Our top five end customers constituted approximately 41% of our revenue for the third quarter of fiscal 2014, compared to approximately 48% for the third quarter of fiscal 2013. Our top five end customers constituted approximately 47% of our revenue for the first nine months of fiscal 2014, compared to approximately 45% for the first nine months of fiscal 2013.

Our two largest end customers accounted for approximately 18% and 10% of total revenue, respectively, in the third quarter of fiscal 2014 and 21% and 13% of total revenue, respectively, in the first nine months of fiscal 2014. No other customer accounted for more than 10%. Our two largest end customers accounted for approximately 27% and 9% of total revenue, respectively, in the third quarter of fiscal 2013 and 23% and 8% of total revenue, respectively, in the first nine months of fiscal 2013.

Revenue from Sell-Through Distributors

Our largest customers often are distributors, and sales through distributors have historically made up a significant portion of our total revenue. Revenue attributable to resale of products by our primary sell-through distributors for the third quarter and first nine months of fiscal 2014 and fiscal 2013, respectively, was as follows:

	% of Total Revenue Three Months Ended		% of Total Revenue Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Arrow Electronics Inc. (including Nu Horizons Electronics)	26%	21%	24%	25%
Weikeng Group	14	11	10	11
All others	11	9	10	8
All sell-through distributors	51%	41%	44%	44%

Revenue from sell-through distributors increased to 51% of total revenue in the third quarter of fiscal 2014 from 41% in the third quarter of fiscal 2013. The increase on a percentage basis of revenue from sell-through distributors was due to decline in direct sales to OEM customers, primarily in the Consumer and Communications end markets. Revenue from sell-through distributors, as a percent of total revenue, was flat during the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013, but increased 14% on an absolute dollar basis.

Gross Margin

The composition of our gross margin, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2014 and 2013, respectively, was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Gross margin	$50,811	$46,376	$159,924	$129,641
Percentage of net revenue	58.7%	53.2%	56.6%	53.3%

For the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, gross margin increased 5.5 percentage points. The increase in gross margin was driven by product cost reductions resulting from high volume wafer, assembly and package purchases and changes in product and customer mix, partially offset by a decrease in sell-through of excess and obsolete inventory.

For the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013, gross margin increased by 3.3 percentage points. The increase in gross margin was driven by strong product cost reductions resulting from high volume wafer, assembly and package purchases, partially offset by changes in product and customer mix and a decrease in sell-through of excess and obsolete inventory. If we are unable to realize additional or sufficient product cost reductions in the future to balance changes in product and customer mix, we may experience degradation in our gross margin. All activities associated with our fab transition, which had a nominal impact on our gross margin in the first half of 2014, have been completed.

Operating Expenses

Research and development expense

The composition of our research and development expenses, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2014 and 2013, respectively, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	% change	September 27, 2014	September 28, 2013	% change
Research and development	$22,053	$20,254	9	$65,594	$58,635	12
Percentage of net revenue	25.5%	23.2%		23.2%	24.1%
Mask costs included in Research and development	$1,025	$217	372	$2,811	$1,326	112

Research and development expenses include costs for compensation and benefits, development masks, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, intellectual property cores, processes, packaging, and software to support new products.

The increase in research and development expenses for the third quarter of fiscal 2014, compared to the third quarter of fiscal 2013, was the result of increased engineering mask, wafer and outside service expenses, along with increased variable compensation expense.

The increase in research and development expenses for the first nine months of fiscal 2014, compared to the first nine months of fiscal 2013, was the result of increased engineering wafer, mask and time-based license expense, along with increased variable compensation expense.

We believe that a continued commitment to research and development is essential to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development.

Selling, general, and administrative expense

The composition of our selling, general and administrative expenses, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	% change	September 27, 2014	September 28, 2013	% change
Selling, general and administrative	$17,645	$16,385	8	$55,226	$49,955	11
Percentage of net revenue	20.4%	18.8%		19.5%	20.6%

Selling, general, and administrative expenses include costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional services and travel expenses.

The increase in selling, general and administrative expenses for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, as well as the increase in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013, were primarily due to increased variable compensation, as well as severance and legal settlement expense in 2014 which did not occur in 2013, and increased use of outside services.

Amortization of intangible assets

The composition of our amortization of intangible assets, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	% change	September 27, 2014	September 28, 2013	% change
Amortization of intangible assets	$737	$737	—	$2,211	$2,223	(1)
Percentage of net revenue	0.9%	0.8%		0.8%	0.9%

Amortization of intangible assets includes only the amortization of identifiable intangible assets with finite useful lives associated with our 2011 acquisition of SiliconBlue.

Restructuring charges

The composition of our restructuring related charges, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	% change	September 27, 2014	September 28, 2013	% change
Restructuring charges	$2	$85	(98)	$16	$257	(94)
Percentage of net revenue	—%	0.1%		—%	0.1%

For the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013, restructuring charges decreased primarily resulting from nonrecurring severance and other related costs incurred in the first quarter of 2013 when the 2012 restructuring plan was substantially completed.

Other income, net

The composition of our Other income, net, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	% change	September 27, 2014	September 28, 2013	% change
Other income, net	$53	$346	(85)	$1,268	$240	428
Percentage of net revenue	0.1%	0.4%		0.4%	0.1%

For the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, the decrease in Other income, net resulted primarily from foreign exchange losses in the current quarter compared to foreign exchange gains in the same quarter last year. Other income, net increased for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013, primarily from the realization of gains on the sale of auction rate securities, partially offset by losses due to unfavorable changes in foreign exchange rates.

Income Taxes

The composition of our income taxes for the third quarter and first nine months of fiscal 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	% change	September 27, 2014	September 28, 2013	% change
Provision for income taxes	$1,021	$417	145	$4,984	$3,037	64
Effective tax rate	9.8%	4.5%		13.1%	16.1%

Our effective tax rate decreased for the first nine months of fiscal 2014, compared to the first nine months of fiscal 2013 primarily due to increased income earned in lower tax rate jurisdictions partially offset by a net benefit from discrete items in fiscal 2014 that were not present in fiscal 2013. Our effective tax rate for the third quarter of fiscal 2014 increased as compared to the third quarter of fiscal 2013, primarily due to changes in our projected annual income earned in lower tax rate jurisdictions in the third quarter of fiscal 2013. Similar changes in projected annual income earned in lower tax rate jurisdictions occurred, to a lesser extent, in the third quarter of fiscal 2014.

We are not currently paying U.S. federal income taxes and do not expect to pay such taxes until we fully utilize our tax net operating loss and credit carryforwards. We expect to pay a nominal amount of state income tax. We are paying foreign income taxes, which are primarily related to foreign sales and to the cost of operating offshore subsidiaries. We accrue interest and penalties related to uncertain tax positions in the Provision for income taxes.

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

We classify our marketable securities as short-term based on their nature and availability for use in current operations. The overall quality of our portfolio is strong, with our cash equivalents and short-term marketable securities consisting primarily of high quality, investment-grade securities. Our strong cash, cash equivalents and short-term marketable securities positions allow us to use our cash resources for acquisitions, working capital needs, and repurchases of common stock.

We have historically financed our operating and capital resource requirements through cash flows from operations. Cash provided by operating activities will fluctuate from period to period due to fluctuations in operating results, the timing and collection of accounts receivable, and required inventory levels, among other things.

We believe that our financial resources will be sufficient to meet our working capital needs through the next 12 months. As of September 27, 2014, we have no long-term debt and do not have significant long-term commitments for capital expenditures. In the future, we may consider acquisition opportunities to extend our product or technology portfolios and to expand our product offerings. In connection with funding capital expenditures, completing acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain debt or equity financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs.

Cash and cash equivalents, Short-term and Long-term marketable securities (dollars in thousands):

	September 27, 2014	December 28, 2013	$ change
Cash and cash equivalents	$123,007	$114,310	$8,697
Short-term marketable securities	134,131	101,505	32,626
Long-term marketable securities	—	5,241	(5,241)
Total Cash and cash equivalents, short-term and long-term marketable securities	$257,138	$221,056	$36,082

As of September 27, 2014, we had total Cash and cash equivalents of $123.0 million, of which approximately $29.1 million was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of September 27, 2014, we could access all of the cash held by our foreign subsidiaries without incurring significant additional expense.

The net increase in Cash and cash equivalents, short-term and long-term marketable securities of $36.1 million compared to December 28, 2013 was primarily the result of cash provided by operations of $39.3 million and net cash provided by financing activities of $6.8 million, partially offset by capital expenditures of $6.9 million and other investing activities of $3.8 million.

Accounts receivable, net (dollars in thousands):

	September 27, 2014	December 28, 2013	Change
Accounts receivable, net	$49,762	$50,085	$(323)
Days sales outstanding	52	50	2

Accounts receivable, net as of September 27, 2014 were essentially flat compared to December 28, 2013. Days sales outstanding at September 27, 2014 was 52 days, an increase of 2 days from December 28, 2013. These changes are primarily due to the decrease in revenue in the third quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013.

Inventories (dollars in thousands):

	September 27, 2014	December 28, 2013	Change
Inventories	$65,074	$46,222	$18,852
Months of inventory on hand	5.6	3.4	2.2

Inventory as of September 27, 2014 increased 41% compared to December 28, 2013. Months of inventory on hand increased to 5.6 months at September 27, 2014 from 3.4 at December 28, 2013. The increases in inventory and months of inventory on hand were driven primarily by purchases, in the quarter, to meet expected near-term demand as well as a seasonally lower balance at year-end.

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

On March 3, 2014, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. During the three and nine months ended September 27, 2014, approximately 0.2 million shares were repurchased, in aggregate for $1.7 million under this program. We expect that all future repurchases will be open market transactions funded from available working capital.

Credit Arrangements

As of September 27, 2014, we had no long-term debt and no significant long-term purchase commitments for capital expenditures and no existing used or unused credit arrangements.

Contractual Obligations

There have been no significant changes to our contractual obligations outside of the ordinary course of business in the first nine months of fiscal 2014 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 28, 2013.

Off-Balance Sheet Arrangements

As of September 27, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 159d) - 15(f) under the Exchanges Act) that occurred during the first nine months of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on independent foundries to supply silicon wafers for many of our products. These foundries include Fujitsu Limited in Japan, which supplies the majority of our wafers. We negotiate wafer volumes, prices and other terms with our foundry partners and their respective affiliates on a periodic basis typically resulting in short-term agreements which do not ensure long-term supply or allocation commitments. We rely on our foundry partners to produce wafers with competitive performance attributes. Should the foundries that supply our wafers experience manufacturing problems, including unacceptable yields, delays in the realization of the requisite process technologies, or difficulties due to limitations of new and existing process technologies, our operating results could be adversely affected. Should the foundries not be able to manufacture sufficient quantities of our products or continue to manufacture a product for the full life of the product, we may be required to prematurely limit or discontinue the sales of certain products or incur significant costs to transfer products to other foundries, and our customer relationships and operating results could be adversely affected. In addition, weak economic conditions may adversely impact the financial health and viability of the foundries and cause them to limit or discontinue their business operations, resulting in shortages of supply and an inability to meet their commitments to us, which could adversely affect our financial condition and operating results.

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

Revenue from the Consumer end market accounted for 30% of our revenue in fiscal 2013 and had increased from past periods as a percentage of our total revenue. In the third quarter of fiscal 2014, revenue from this end market dropped approximately 36% compared to the same period in fiscal 2013. Revenue from the Consumer end market consists primarily of revenue from our products designed and used in a broad range of products including smart handheld devices, flat panel displays, digital cameras and camcorders, gaming consoles, and set-top boxes. This market is characterized by rapidly changing requirements and product features, to a higher degree than our other end markets. Our success in this market will depend principally on our ability to:

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

Adverse economic conditions may negatively affect customer demand for our products and services and result in delayed or decreased spending amid concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. Weak global economic conditions in the past have resulted in weak demand for our products in certain geographies and had an adverse impact on our results of operations. If weak economic conditions persist or worsen, our business could be harmed due to customers or potential customers reducing or delaying orders. The inability of customers to obtain credit, the insolvency of one or more customers, or the insolvency of key suppliers could result in fewer sales or production delays. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, require additional restructuring actions, and decrease our revenue and profitability. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

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

We derive the significant majority of our revenue from sales outside of the United States. Accordingly, if we experience a decline in foreign sales, our operating results could be adversely affected. Our foreign sales are subject to numerous risks, including:

•	changes in local or regional economic conditions;

•	currency exchange rate volatility;

•	governmental stimulus packages, controls and trade restrictions;

•	export license requirements, foreign trade compliance matters, and restrictions on the use of technology;

•	political instability, war, terrorism or pandemic disease;

•	changes in tax rates, tariffs or freight rates;

•	reduced protection for intellectual property rights;

•	longer receivable collection periods;

•	natural or man-made disasters in the countries where we sell our products;

•	interruptions in transportation;

•	interruptions in the global communication infrastructure; and

•	labor regulations.

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

We cannot give any assurance as to what taxes we pay or the ability to estimate our future effective tax rate because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. The U.S. government and the Organization for Economic Cooperation and Development ("OECD") have proposed tax policy changes with respect to the taxation of global operations of multinational companies. As a result, our actual effective tax rate or taxes paid may vary materially from our expectations. Changes in tax laws, regulations and related interpretations in the countries in which we operate may have an adverse effect on our business, financial condition or operating results.

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

From time to time we are subject to various legal proceedings and claims that arise out of our business. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, we may be faced with significant monetary damages or injunctive relief against us that could materially and adversely affect our financial condition and operating results and certain portions of our business.

If we are not able to successfully compete in the highly competitive semiconductor industry, our financial results and future prospects will be adversely affected.

The semiconductor industry is intensely competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing and sales resources. The current level of competition in the programmable logic market is high and may increase in the future. We currently compete directly with companies that have licensed our technology or have developed similar products, including Altera Corporation and Xilinx, Inc. We also compete with numerous semiconductor companies that offer products based on alternative solutions such as ASIC, ASSP, microcontroller, analog, and digital signal processing technologies. Competition from these semiconductor companies may intensify as we continue to increase our product offerings in the Consumer end market. These competitors include established, multinational semiconductor companies as well as emerging companies. If we are unable to compete successfully in this environment, our future results may be adversely affected.

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

We rely in part on various information technology ("IT") systems to manage our operations, including financial reporting, and we regularly make changes to improve them as necessary. Consequently, we periodically implement new, or upgrade or enhance existing, operational and IT systems, procedures and controls. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties in managing them could result in excessive cost or business disruption. We may also be subject to unauthorized access to our IT systems through a security breach or attack. In the past, third parties have attempted to penetrate and infect our network and systems with malicious software in an effort to gain access to our network and systems. We seek to prevent, detect and investigate any security incidents and prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. Our business could be significantly harmed and we could be subject to third party claims in the event of such a security breach.

We may have failed to adequately insure against certain risks, and, as a result, our financial condition and results may be adversely affected.

We carry insurance customary for companies in our industry, including, liability, property and casualty, workers' compensation and business interruption insurance. We also offer insurance to our employees for basic medical expenses. In addition, we have insurance contracts that provide director and officer liability coverage for our directors and officers. Other than the specific areas mentioned above, we are self-insured with respect to most other risks and exposures, and the insurance we carry in many cases is subject to a significant policy deductible or other limitation before coverage applies. Based on management's assessment and judgment, we have determined that it is more cost effective to self-insure against certain risks than to incur the insurance premium costs. The risks and exposures for which we self-insure include, but are not limited to, certain natural disasters, certain product defects, political risk, certain theft, patent infringement and employment practice matters. Should there be a catastrophic loss due to an uninsured event such as an earthquake or a loss due to adverse occurrences in any area in which we are self-insured, our financial condition or operating results could be adversely affected.

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

We have acquired or invested in technology companies whose products or services we believe complement our products or services or improve our operational capabilities. We may make similar acquisitions and strategic investments in the future. We also may make acquisitions or investments that allow us to extend beyond our current technology, products, services or end markets. Acquisitions and strategic investments present risks, including:

•	our ongoing business may be disrupted and our management's attention may be diverted by acquisition, investment, transition or integration activities;

•	an acquisition or strategic investment may not further our business strategy as we expected, and we might not achieve the results we projected when deciding to make the acquisition or investment;

•	we may not integrate an acquired company or technology as successfully as we expected;

•
our operating results or financial condition may be adversely impacted by unexpected costs, claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition;

•
we may deplete our cash resources, issue additional securities, or incur significant debt to finance an acquisition or investment, which could adversely affect our liquidity or capital structure or could limit our ability to access additional capital when needed;

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

On March 3, 2014, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. During the three and nine months ended September 27, 2014 approximately 0.2 million shares were repurchased, in aggregate for $1.7 million. We expect that all future repurchases will be open market transactions funded from available working capital.

The following table summarizes the Company's repurchase of its common stock during the quarter ended September 27, 2014, under the program approved on March 3, 2014:

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
June 29, 2014 through July 26, 2014	—	$—	—	$20,000,000
July 27, 2014 through August 23, 2014	—	$—	—	$20,000,000
August 24, 2014 through September 27, 2014	226,511	$7.51	226,511	$20,000,000
Total for the quarter	226,511	$7.51	226,511	$18,299,563

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	The Company’s Restated Certificate of Incorporation filed, as amended on June 4, 2009 (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed June 4, 2009).

3.2	The Company’s Bylaws, as amended and restated as of June 4, 2009 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed June 4, 2009).

10.1
Office Lease, effective as of October 21, 2014, between 555 SW Oak, LLC and Lattice Semiconductor Corporation (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed October 27, 2014).

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

Date: November 5, 2014