Form 10-K/A
period 2013-12-28
LATTICE SEMICONDUCTOR CORP
filed 2014-11-14
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Large accelerated filer ☐	Accelerated filer [X]
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No [X]
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2013	330,493,725
Number of shares of common stock outstanding as of November 11, 2014	118,033,629
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the 2014 Annual Meeting of Stockholders, which definitive proxy statement was filed with the Securities and Exchange Commission on March 20, 2014.

EXPLANATORY NOTE
Lattice Semiconductor Corporation (“Lattice” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 28, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2014, solely to correct Exhibits 31.1, 31.2, 32.1 and 32.2. The remainder of the Annual Report on Form 10-K is included for convenience only and, except for corresponding updates to the cover page, Part IV and signature page, reflects the content of the Company's original Annual Report on Form 10-K for the year ended December 28, 2013, filed with the SEC on March 11, 2014. This Amendment No. 1 has not been updated to reflect any events occurring after the filing of the Company’s original Annual Report on Form 10-K for the year ended December 28, 2013, filed with the SEC on March 11, 2014.

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

Exhibit Number	Description

21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, filed with the SEC on March 11, 2014).

23.1
Consent of Independent Registered Public Accounting Firm. (Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, filed with the SEC on March 11, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (Incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, filed with the SEC on March 11, 2014)

101.SCH
XBRL Taxonomy Extension Schema Document (Incorporated by reference to Exhibit 101.SCH to the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, filed with the SEC on March 11, 2014)

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference to Exhibit 101.CAL to the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, filed with the SEC on March 11, 2014)

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference to Exhibit 101.DEF to the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, filed with the SEC on March 11, 2014)

101.LAB
XBRL Taxonomy Extension Labels Linkbase Document (Incorporated by reference to Exhibit 101.LAB to the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, filed with the SEC on March 11, 2014)

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference to Exhibit 101.PRE to the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, filed with the SEC on March 11, 2014)

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
Joe Bedewi Corporate Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: November 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on November 14, 2014:

Signature	Title

/s/ DARIN G. BILLERBECK	President, Chief Executive Officer and Director (Principal Executive Officer)
Darin G. Billerbeck

/s/ JOE BEDEWI	Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Joe Bedewi

*	Director
Robin Abrams

*	Director
John Bourgoin

*	Director
Robert Herb

*	Director
Mark Jensen

*	Director
Patrick S. Jones

*	Director
Balaji Krishnamurthy

*By: /s/ Joe Bedewi
Joe Bedewi, as attorney in fact