Form 10-K
period 2015-01-03
LATTICE SEMICONDUCTOR CORP
filed 2015-03-04
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 3, 2015
or
o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
________________________________________

Securities registered pursuant to Section 12(b) of the Act:
________________________________________

(Title of Class)	(Name of each exchange on which registered)
Common Stock, $.01 par value	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes o    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer o
Non-accelerated filer o	Smaller reporting company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No [X]
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 27, 2014	760,876,091
Number of shares of common stock outstanding as of February 26, 2015	116,645,921

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the 2015 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

LATTICE SEMICONDUCTOR CORPORATION
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve estimates, assumptions, risks and uncertainties. Any statements about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about: our strategies and beliefs regarding the markets we serve or may serve; growth opportunities and growth in markets we may serve; acceptance of programmable logic devices and displacement of other general purpose logic solutions; our plans to introduce new FPGA families in high-growth market niches where we believe that we have sustainable and differentiated positions; the costs of making and developing various general purpose logic products; our intention to continually introduce new products and enhancements and reduce manufacturing costs; a significant portion of our revenue being through our sell-through distributors; the impact of our global tax structure and expectations regarding taxes and tax adjustments; our expectations that a significant portion of our revenue will continue to be dependent on the Consumer, Communications, and Industrial end markets; the Asia Pacific market being the primary source of our revenue; the impact of new accounting pronouncements; our expectations regarding customer preferences and product use; our future product development and marketing plans; our ability to maintain or develop successful foundry relationships to produce new products; our expectations regarding seasonal trends; our expectations regarding defenses to claims against our intellectual property; our making significant future investments in research and development; our beliefs concerning the adequacy of our liquidity and facilities, our ability to meet our operating and capital requirements and obligations; and the expected date of closing of our proposed acquisition of Silicon Image, Inc. and the potential benefits of the merger.

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from the forward-looking statements: global economic conditions and uncertainty, the concentration of our sales in the Consumer and Communications end markets, particularly as it relates to the concentration of our sales in the Asia Pacific region, market acceptance and demand for our new products, any disruption of our distribution channels, unexpected charges, delays or results relating to our restructuring plans, the effect of the downturn in the economy on capital markets and credit markets, the impact of competitive products and pricing, unanticipated taxation requirements, or positions of the U.S. Internal Revenue Service, unexpected impacts of recent accounting guidance, the risk that the merger transaction will not close when expected or at all or on terms that differ from those contemplated; the risk that the operations of the two companies will not be integrated successfully; the failure to achieve the anticipated benefits and synergies of the transaction; the risk that our or Silicon Image’s business will be adversely impacted during the pendency of the transaction; costs associated with the transaction; matters arising in connection with the parties’ efforts to comply with and satisfy applicable regulatory approvals and closing conditions relating to the transaction; and other events that could adversely impact the completion of the transaction, including industry or economic conditions outside of the control of us and Silicon Image. In addition, actual results are subject to other risks and uncertainties that relate more broadly to our and Silicon Image’s overall business, including those more fully described in our filings with the SEC, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K, and those more fully described in Silicon Image’s filings with the SEC including its annual report on Form 10-K for the fiscal year ended December 31, 2013, and its quarterly reports filed on Form 10-Q for the 2014 fiscal year.

You should not unduly rely on forward-looking statements because actual results could differ materially from those expressed in any forward-looking statements. In addition, any forward-looking statement applies only as of the date on which it is made. We do not plan to, and undertake no obligation to, update any forward-looking statements to reflect events or circumstances that occur after the date on which such statements are made or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business

General

Lattice Semiconductor Corporation (“Lattice,” the “Company,” “we,” “us,” or “our”) designs, develops and markets programmable logic products, end market solutions and related software. We also provide design services, customer training, field engineering and technical support.

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

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2014 was a 53-week year, with a 14-week fourth quarter, that ended January 3, 2015. Our fiscal 2013, 2012, 2011, and 2010 were 52-week years that ended December 28, 2013, December 29, 2012, December 31, 2011, and January 1, 2011, respectively. Our fiscal 2015 will be a 52-week year and will end on January 2, 2016. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

Logic Market Background

Three types of digital integrated circuits are used in most electronic systems: microprocessors, memory and logic.

•	Microprocessors are used for control and computing tasks.

•	Memory is used to store programming instructions and data.

•	Logic is employed to manage the interchange and manipulation of digital signals within a system.

Logic circuits are found in a wide range of digital electronic equipment, including: communications, computing, consumer, industrial, scientific, medical, automotive, and military applications.

The general-purpose logic market for semiconductor solutions can be generally subdivided into two primary categories, fixed and programmable.

Fixed logic solutions are generally defined as either Application-Specific Integrated Circuits or Application-Specific Standard Products.

•
Application-specific integrated circuits (“ASICs”) are custom devices for a single function, which generally entail significant design risks, non-recurring expenses and longer development cycles. ASICs have historically been perceived as having advantages of lower unit costs, higher performance and lower power when compared to other programmable logic solutions.

•
Application-specific standard products (“ASSPs”) are standardized logic devices marketed to multiple manufacturers, with limited flexibility to customize an end system. ASSPs have historically been perceived as having similar advantages as ASICs (ie: cost, performance and power) relative to programmable logic solutions with the additional benefit of being readily available as an off-the-shelf standard product, thereby avoiding some of the risk and non-recurring engineering associated with ASICs.

Programmable logic solutions, including those offered by Lattice, are commonly referred to as Programmable Logic Devices ("PLDs") and are generally defined as standard semiconductor products, often purchased by systems manufacturers in a “blank” state, which can be quickly custom-configured using software into a virtually unlimited number of specific logic functions.

Based on industry sources, we believe that the programmable logic market was approximately $5.0 billion in 2014 (Wall Street Research, December 2013).

We believe PLDs possess key competitive advantages over ASICs and ASSPs which make them more aptly suited for certain types of applications, including:

•
Faster time to market and increased design flexibility. These advantages are enabled by development software allowing users to implement and revise their designs quickly. ASICs and ASSPs, on the other hand, require significant development time and offer limited, if any, flexibility to make design changes.

•
PLDs are standard components, meaning that the same device can be sold to many different users for a variety of applications, while ASICs and ASSPs are customized for an individual use or specific application.

Programmable Logic Device Architectures

There are two main subcategories of PLDs, each represents a distinctly different silicon architectural approaches which are typically suited for use in different logic applications.

•
Field programmable gate arrays (“FPGAs”) are traditionally characterized by a narrow-input logic cell and use a distributed interconnect scheme. FPGAs may also contain dedicated blocks of fixed circuits such as memory, high-speed input/output interfaces or processors and are well-suited for 'data-path' applications.

•
Complex programmable logic devices (“CPLDs”) are traditionally characterized by a regular building block structure of wide-input logic cells, called macrocells, and use a centralized logic interconnect scheme and are generally perceived as being well-suited for 'control-oriented' applications.

We believe that a substantial portion of general purpose programmable logic customers have needs for, and can utilize, both the FPGA and CPLD architectures. We offer solutions utilizing both of these silicon architectures to serve multiple markets in a wide variety of applications. We also offer another increasingly popular programmable logic device type known as Mixed Signal. A Mixed Signal device combines either an FPGA or CPLD architecture programmable digital logic component with an analog circuitry component to create a single product. Throughout this Annual Report we generally use the term FPGA when referring to all of our FPGA, CPLD and Mixed Signal devices.

End Markets for Our PLDs

An overview of the end market applications for our products is shown in the following table:

End Markets	Sub-Market	Applications	Tethered	Mobile
Communications	Wireless	Base Station and Remote Radio Unit	X
		Wireless Backhaul	X
		Heterogeneous Networks	X
	Wireline	Routers and Switches	X
		Data Centers	X
		Carrier Class Wifi	X
		Wired Access Aggregation	X
Consumer		Smartphones		X
		Wearables		X
		Tablets & E-Readers		X
		Digital SLR Cameras		X
		GPS Navigation Units		X
		High Definition Televisions	X
		Laptops and PCs	X	X
		Gaming	X	X
Industrial	Industrial	Factory Automation	X	X
		Motor and Process Controls	X	X
		Video Surveillance & Security	X	X
	Scientific	Human-Machine Interface	X	X
		Test and Measurement	X	X
	Medical	Diagnostic Imaging	X	X
		Hand-held Medical Devices	X	X
	Automotive	Driver Assistance/Information Systems	X	X
		Driver Information Systems	X	X
	Computing	Servers and Micro Servers	X
		Data Centers	X
		Storage Networks	X
		Security	X
Lattice Strategy and Advantage

Fundamentally, we have changed the landscape of the traditional FPGA industry by focusing on low-energy, small form factor, cost competitive solutions. Focusing our efforts to expand this niche in the FPGA industry and leveraging these pervasive attributes, we have expanded the Served Available Market for FPGAs. Opening up the previously under-served Consumer market to programmable logic has overcome a historical perception that FPGAs are predominantly large, power-hungry and expensive. This strategy has also enhanced our position in more traditional end markets as more applications can benefit from low-power, small form factor and greater affordability. We believe that the volume of devices which are always-on, always-connected and connected-to-everything (the “Internet of Things”) will continue to expand, providing growth opportunities in many of the markets we already serve. Our strategy is to lead the middle-to-low-end of the FPGA market where high density, system-level integration and cutting edge process technology are less necessary, and to displace ASICs and ASSPs in applications where low power, small form factor, low cost and rapid time to market are critical to the success of our customers.

The following table generally summarizes the key characteristics of our FPGAs relative to ASICs and ASSPs:

	Lattice FPGAs	ASICs/ASSPs
Time to Market	Faster	Slower
Development Cost (non-recurring engineering)	Lower	Higher
Customizable by Customer	Yes	No
Reprogrammable	Yes	No

Where time to market is critical to our customers, the reprogrammability of FPGAs allows designers to move quickly and easily to add features, correct mistakes and fill gaps in functions. Additionally, our focus on the development of customizable design solutions for our FPGAs (“IP Cores”) provides customers with reliable, pre-tested, reusable functions that can be quickly adopted, allowing our customers to focus more of their time and energy on the unique aspects of their product. This can provide FPGAs a distinct time to market advantage over competing solutions.

Another advantage for certain of our FPGA solutions is their relatively advanced process technologies, often one or more generations ahead of competing ASICs, microcontrollers and ASSPs. This generational advantage from a lithography standpoint allows lower-end FPGAs to compete directly on power and cost while offering a distinct advantage in form factor. We expect the fixed cost of ASIC and ASSP development to significantly increase on more advanced technology nodes, allowing FPGAs to better address high volume applications and gain market share from ASIC and ASSP suppliers.

The following table generally summarizes certain key characteristics of our FPGAs relative to higher density FPGAs offered by other FPGA companies:

	Lattice FPGAs	Higher Density FPGAs
Relative Size	Smaller	Larger
Unit Cost	Lower	Higher
Power Consumption	Lower	Higher

Higher density FPGAs are generally larger, more expensive and consume greater power. Integrating multiple functions, including high-end processors, on a single device often requires the use of more expensive process technologies, resulting in higher development and manufacturing costs. We have chosen not to compete at the high-end of this traditional FPGA market. Rather, we focus on providing flexible solutions in the middle and low-end of the market by leveraging established process nodes to create multiple generations of cost effective devices on more mature process technologies. By pairing lower cost technologies with the latest IP Cores, we are able to quickly and efficiently deliver added functionality while optimizing cost, power consumption and form factor.

Communications Market

Revenue from the Communications end market accounted for 42% of our revenue in fiscal 2014 and historically has been our largest end market. Our products are used throughout the communications infrastructure with our LatticeECP families focused on high-speed serial communications channels ("SERDES") based, high bandwidth applications. Our MachXO, MachXO2 and MachXO3 products address IO-intensive, control plane applications and our iCE40 products support simple glue logic and connectivity applications.

Worldwide communications infrastructure continues to grow and evolve to meet the ever increasing bandwidth and coverage demands of consumers with industry sources expecting a substantial increase in data traffic over the next several years. In addition, we believe that Heterogeneous Networks ("HetNets") will become a more critical vehicle for increasing available bandwidth and filling coverage gaps in existing communications and data networks. We believe our ability to offer low power, small form factor FPGAs and the latest IP Cores will drive our continued success in the communications market.

Consumer Market

During fiscal 2014, we derived 25% of our revenue from the Consumer end market. While we historically served the Consumer market with products like the ispMach 4000ZE and MachXO2 in applications including e-readers, GPS navigation units and other mobile devices, the acquisition of SiliconBlue Technologies in December 2011 expanded our presence in the consumer market. Our products can now be found in smartphones, tablets, wearables, and other wireless, battery operated devices. Our iCE40 and MachXO2 product lines combine to achieve a distinctive balance of logic and non-volatile memory. Leveraging our low power and small form factor solutions allows us to deliver a compelling value proposition for manufacturers of consumer products. As a result, we shipped over 130 million iCE40, MachXO2, and ispMach 4000ZE devices into the rapidly growing Consumer end market in fiscal 2014 alone.

The expected continued proliferation of wireless, network connected, and battery operated devices in the consumer market provides many growth opportunities for FPGAs in applications such as smartphones, tablets, wearables, e-readers, GPS navigation units, high definition televisions and digital SLR cameras. Based on at least one industry source, we believe that global market shipments of wearable devices will grow to over 130 million units in 2018 (iHS iSuppli, January 2014). In addition, smartphone customers are becoming increasingly feature savvy, demanding higher resolutions cameras, multiple cameras to measure depth or take panoramic images, voice detection and recognition, and intelligent sensor management. All of these functions can use an FPGA alongside an image sensor and application processor to meet these demands.

Industrial

The Industrial end markets represented 33% of total revenues in fiscal 2014. Although a somewhat fragmented market, we believe we can service much of the Industrial end market with existing MachXO product families packaged in small form factors and ball pitches that meet customer needs. Additionally, those same products that create winning solutions for control plane and data path applications in the Communications market can also meet the video application requirements for surveillance and switching in the Industrial market. Further, the iCE40 family, developed for consumer mobile applications, can provide customers ready-made solutions for battery powered handheld devices at low cost. The same process technology advantage which we enjoy in the Consumer market also applies to the Industrial market.

Our MachXO product families feature both high-performance and low-power versions that align with a variety of server applications. The potential for growth in server farms and the widespread adoption of cloud computing could lead to greater demand for smaller, lower power, solutions that can deliver high data rates at affordable operating costs. With innovative features including Wafer Level Chip Scale Packaging (“WLCSP”) and very small ball pitch packages, we have the ability to supply customers with the smallest form factor FPGAs currently available.

Similar to the Consumer market, we believe that the Industrial markets may also see accelerated development as smartphone semiconductors become more prevalent in non-mobile applications including test and measurement, medical imaging, factory automation and process control, video surveillance and switching, driver assistance, and infotainment.

Lattice Products

We actively participate in the PLD market using both FPGA and CPLD silicon architectures. During fiscal 2014, 34% of our revenue was derived from FPGA products, compared to 31% in 2013 and 34% in 2012. During fiscal 2014, 66% of our revenue was derived from CPLD products, compared to 69% in 2013 and 66% in 2012. We strive to meet our customers' needs by offering innovative and differentiated solutions that include not only silicon and packaged devices, but also design tools and intellectual property.

LatticeECP Families

The LatticeECP families are designed for customers who need PLDs that provide Digital Signal Processing (“DSP”) capabilities, a significant amount of memory and SERDES, but do not want the cost or power premiums of high-end FPGAs. The LatticeECP3 family is able to serve this market due to careful circuit design choices aimed at achieving lower cost and architectural enhancements that reduce power consumption.

Introduced in April 2014, the ECP5 family is well suited for high-capability high-volume applications where low power, small form-factor, and low cost are crucial. In wireless and wireline applications, the ECP5 enables data path bridging and interfacing, providing the flexible connectivity required in small-cell applications as well as smart transceiver solutions for broadband access equipment. ECP5 also offers PCI Express side-band connectivity for microservers and can implement the entire image processing function in an industrial video camera application while consuming less than 2W of power.

MachXO Families

The MachXO families of versatile non-volatile reconfigurable FPGAs are designed for applications traditionally implemented using CPLDs or low-density FPGAs. MachXO families are used in a variety of end markets including consumer, communications, and industrial.

Announced in late 2014, the MachXO3L family is an instant-on, multi time programmable FPGA architecture designed primarily for applications traditionally addressed by fixed silicon or low-capacity PLDs. MachXO3L products are targeted for a broad range of high value, cost sensitive applications that require general purpose I/O expansion, interface bridging, hardware acceleration and power-up management. Additionally, it offers the benefits of increased system integration by providing ultra-small packages, embedded memory, built-in Phase-locked Loops ("PLL"), MiPi and high performance LVDS I/O.

iCE40 Families

The iCE40 families are designed to meet the shrinking power budgets and space constrained environments of handheld products. Emphasizing the smallest overall solution size, the lowest power consumption and aggressive high volume pricing, the iCE40 families are directly competitive with ASIC and ASSP alternatives. Where system designers could wait months for ASIC and ASSP solutions, our iCE40 families enable them to realize their design in days.

With package technologies as small as 0.35mm, and IP including PLLs, oscillators, LED drivers, and serial interfaces, iCE40 products can serve the basic I/O expansion, bridging and processor acceleration needs of broad market applications as well as consumer mobile applications in devices such as smartphones, tablets and wearables.

Introduced in July 2014, the iCE40 Ultra family delivers exceptional integration for infrared remote, barcode, touch, user identification, and pedometer functions. These and other customization capabilities allow makers of mobile consumer devices to quickly implement features that differentiate their products. iCE40 Ultra delivers more functionality, in smaller form factors, than competing solutions. The iCE40 Ultra family also features reduced power consumption (by 75%) compared to previous devices. When combined, these features enable designers to create more compact systems and enable longer battery lives.

Programmable Mixed Signal Families

As customer equipment grows more complex, so does the customer's power and clock management problems. Our Mixed Signal families (Platform Manager 2, Platform Manager, Power Manager II and ispClock) feature a combination of programmable logic and analog circuitry that allows system designers to reduce system cost and design time by quickly and easily integrating a wide variety of power or clock management functions within a single integrated device. These products can replace numerous discrete components, reducing cost and conserving board space, while providing customers with additional design flexibility and time-to-market benefits. The accuracy of our products enables more reliable system performance for our customers.

The Platform Manager 2 family is Lattice's fourth-generation programmable mixed signal device family. The Platform Manager 2 devices simplify board management design significantly by integrating programmable analog and logic to support many common functions, including power, thermal and control plane management, all in real time. By integrating these support functions, Platform Manager 2 devices not only reduce the cost of these functions compared to traditional approaches, but also can improve system reliability and provide a higher degree of flexibility, reducing the likelihood of a board re-spin.

Software Development Tools and Intellectual Property Cores

Our programmable logic products are supported by several design and development suites with each one targeted at the specific needs of the user. Our iCE40 products are supported by our iCEcube2 design and development suite. Certain other products are supported by ispLEVER Classic. Some of our mixed signal products are supported by PAC-Designer® software. The remainder of our products are supported by the Lattice Diamond design and development tool suite.

iCEcube2 is a complete, easy to learn design flow that meets the needs of the designer and is supported both on the Windows and Linux platforms. Lattice Diamond is also a complete, modern and easy to learn FPGA design suite supported on both Windows and Linux platforms. Both iCEcube2 and Lattice Diamond allow our users to easily enter their design along with the design goals, quickly analyze and verify the design for accuracy, and then implement the design in our programmable logic solution. The flow enables logic simulation, static timing analysis, I/O pin assignment, synthesis, automatic timing-driven place and route and device programming.

For all tool suites, Synopsys' Synplify Pro advanced FPGA synthesis is included for all operating systems supported, and Aldec's Active-HDL Lattice Edition II® simulator is included for Windows. In addition to the tool support for Lattice devices provided by the OEM versions of Synplify Pro® and Active-HDL®, our devices are also supported by the full versions of Synopsys Synplify Pro® and Aldec Active-HDL®. Additionally, Mentor Graphics ModelSim SE® is supported.

Our IP core program (LatticeCORE) assists our customers' design efforts by providing pre-tested, reusable functions that can be easily used; allowing our customers to focus on their unique system architectures. These IP cores eliminate the need to “re-invent the wheel” by providing many industry-standard functions, including PCI Express, DDR, Ethernet, CPRI, 7:1 LVDS and embedded microprocessors.

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

Research and development expenses were $88.1 million in 2014, $81.0 million in 2013 and $77.6 million in 2012. We expect to continue to make significant investments in research and development.

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

Lattice and Fujitsu Limited ("Fujitsu") have entered into agreements pursuant to which Fujitsu manufactures our products on its 130nm, 90nm and 65nm CMOS process technologies, as well as on 130nm, 90nm and 65nm technologies with embedded flash memory that we have jointly developed with Fujitsu. Taiwan Semiconductor Manufacturing Company Ltd. (“TSMC”) manufactures our 40nm iCE products. United Microelectronics Corporation ("UMC") manufactures certain of our 40nm products, as well as some of our 350nm and 180nm products. Seiko Epson ("Epson") manufactures some of our 500nm, 350nm, 250nm and 180nm products.

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

Wafer Fabrication

We source silicon wafers from our foundry partners, Fujitsu and Epson in Japan, and TSMC and UMC in Taiwan, pursuant to agreements with each company and their respective affiliates. We negotiate wafer volumes, prices and other terms with our foundry partners and their respective affiliates on a periodic basis.

Assembly

After wafer fabrication and initial testing, we ship wafers to independent subcontractors for assembly. During assembly, wafers are separated into individual die and encapsulated in plastic packages. We have qualified assembly partners in Indonesia, Malaysia, Taiwan, the Philippines, South Korea and Singapore. We negotiate assembly prices, volumes and other terms with our assembly partners and their respective affiliates on a periodic basis.

We currently offer an extensive list of standard products in lead (Pb) free packaging. Our lead-free products meet the European Parliament Directive entitled "Restrictions on the use of Hazardous Substances" ("ROHS"). A select and growing subset of our ROHS compliant products are also offered with a "Halogen Free" material set.

Testing

We electrically test the die on most wafers prior to shipment for assembly. Following assembly but prior to customer shipment, each product undergoes final testing and quality assurance procedures. Wafer sort testing is performed by independent contractors in Malaysia, Japan, Indonesia and Singapore. Final testing is performed by independent contractors in Indonesia, Malaysia, the Philippines, Singapore, Taiwan, and South Korea. We also perform certain test operations as well as reliability and quality assurance processes internally.

Marketing, Sales and Customers

We sell our products to end customers both directly through our wholly-owned subsidiary Lattice SG Pte. Ltd. and through a network of independent manufacturers' representatives. Additionally, we sell indirectly through independent sell-in (Japan only) and sell-through distributors. We also employ a direct sales management and field applications engineering organization to support our end customers and indirect sales resources. Our end customers are primarily original equipment manufacturers ("OEMs") in the Communications, Consumer and Industrial end markets.

We have agreements with 18 manufacturers' representatives in North America. We have established foreign sales channels in over 50 foreign countries and maintain a network of 7 international sales representatives. A substantial portion of our sales are made through distributors.

We provide global technical support to our end customers with engineering staff based at our headquarters, product development centers and selected field sales offices. We maintain numerous domestic and international field sales offices in major metropolitan areas.

Resale of product by sell-through distributors accounted for 45% of our net revenue in fiscal 2014, compared to 45% of our net revenue in fiscal 2013 and 55% of our net revenue in fiscal 2012, and we expect our distributors to generate a significant portion of our revenue in the future. We depend on our distributors to sell our products to end customers, complete order fulfillment and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. We have two primary sell-through distributors. We also have regional distribution in Asia, Japan and Israel and we sell through three major on-line catalog distributors.

Historically the largest percentage of our revenue has been derived from customers participating in the Communications end market. A significant portion of that revenue comes from two large China-based telecommunication equipment providers. In fiscal 2014, Huawei Technologies Co. Ltd. accounted for 12% of total revenue. Additionally, we maintained significant revenue from the Consumer end market in 2014, and as a result Samsung Electronics Co., Ltd. accounted for 19% of total revenue in 2014, down from 22% in fiscal 2013. No other individual end customers, in any end markets, accounted for more than 10% of total revenue in any of the fiscal years 2014, 2013 or 2012.

Revenue from foreign sales as a percentage of total revenue was 92%, 91%, and 88% for fiscal 2014, 2013, and 2012, respectively. We assign revenue to geographies based on customer ship-to address at the point where revenue is recognized. Revenue attributed to China for fiscal 2014 was approximately 43% of total revenue, compared to 45% and 41% in fiscal 2013 and fiscal 2012, respectively. In the case of sell-in distributors and OEMs, revenue is typically recognized, and geography is assigned, when products are shipped. In the case of sell-through distributors, revenue is recognized when resale to the end customer occurs and geography is assigned based on the end customer location on the resale reports provided by the distributor. Both foreign and domestic sales are denominated in U.S. dollars, with the exception of sales in Japan, where sales to certain customers are denominated in yen.

The composition of our revenue by geography, based on ship-to location, is as follows:

	Year Ended						% Change in
(In thousands)	January 3, 2015		December 28, 2013		December 29, 2012		2014	2013
Asia	$266,831	73%	$245,689	74%	$189,811	68%	9	29
Europe	59,041	16	47,459	14	48,202	17	24	(2)
Americas	40,255	11	39,377	12	41,243	15	2	(5)
Total revenue	$366,127	100%	$332,525	100%	$279,256	100%	10	19

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

The principal competitive factors in the programmable logic market include silicon and software product features, price, technical support, sales, marketing and distribution strength. The availability of competitive intellectual property cores is also critical. In addition to product features such as power consumption, package size, density, performance, re-programmability, and reliability, competition occurs on the basis of price and market acceptance of specific products and technology. We intend to continue to address these competitive factors by continually introducing product enhancements and new products and by reducing the manufacturing cost of our products.

We compete primarily with other semiconductor companies that provide logic solutions that are not user programmable via hardware configuration, or that offer products based on alternative solutions such as ASIC, ASSP, microcontroller, analog and DSP technologies. Although we have not yet experienced direct competition from companies located outside the United States, such companies may become a more significant competitive factor in the future. Competition may also increase if other larger semiconductor companies seek to expand into our market. Any such increases in competition could have a material adverse effect on our operating results. We do not compete directly with Altera Corporation or Xilinx, Inc. in the consumer market. However, we occasionally compete with them in the low-end of the traditional FPGA markets, primarily in the communications and industrial markets.

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

Patents

We hold numerous domestic, European and Asian patents and have patent applications pending in the United States, Europe and Asia. Our current patents will expire at various times between 2015 and 2033. There can be no assurance that pending or future patent applications will result in issued patents, or that any issued patents will survive challenges to their validity. Although we believe that our patents have value, there can be no assurance that our patents, or any additional patents that may be issued in the future, will provide meaningful protection from competition. We believe that our success will depend primarily upon the technical expertise, experience, creativity, and the sales and marketing abilities of our personnel.

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

PACT

In 2014, we entered into a paid-up, non-exclusive patent license agreement with PACT XPP Technologies AG, which provides us with a worldwide license to a portfolio of certain semiconductor related patents.

Employees

At January 3, 2015, we had 784 full-time employees. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical and management personnel. No employee is subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers of the Company

The following individuals currently serve as our executive officers:

Name	Position	Age
Darin G. Billerbeck	President, Chief Executive Officer and Director	55
Joe Bedewi	Corporate Vice President and Chief Financial Officer	55
Byron W. Milstead	Corporate Vice President, General Counsel and Secretary	58

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

Revenue from the Communications end market accounted for 42% of our revenue in 2014. Three of our top five customers participate primarily in the Communications end market. In the past, cyclical weakening in demand for programmable logic products from customers in the Communications end market has adversely affected our revenue and operating results. In addition, telecommunication equipment providers are building network infrastructure for which we compete for product sales. Any deterioration in the Communications end market or our end customers' reduction in spending to support this end market could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations.

The Consumer end market is rapidly changing and cyclical, and our failure to accurately predict the frequency, duration, timing and severity of these cycles could adversely affect our financial condition and results.

Revenue from the Consumer end market accounted for 25% of our revenue in fiscal 2014. Revenue from the Consumer end market consists primarily of revenue from our products designed and used in a broad range of products including smart handheld devices, flat panel displays, digital cameras and camcorders, gaming consoles, and set-top boxes. This market is characterized by rapidly changing requirements and product features. Our success in this market will depend principally on our ability to:

•	meet the market windows for consumer products;

•	predict technology and market trends;

•	develop IP cores to meet emerging market needs;

•	develop products on a timely basis; and

•	avoid cancellations or delay of products.

Our inability to accomplish any of the foregoing, or to offset the volatility of this end market through diversification into other markets, could materially and adversely affect our business, financial condition, and results of operations. Cyclicality in the Consumer market could periodically result in higher or lower levels of revenue and revenue concentration with a single or small number of customers. In addition, rapid changes in this market may affect demand for our products, may cause our revenue derived from sales in this market to vary significantly over time, adversely affecting our financial results.

We are dependent on a concentrated group of customers for a significant part of our revenues. If we were to lose any of these customers, our revenue could decrease significantly.

A large portion of our revenue depends on sales to a limited number of customers. During fiscal 2014, Samsung Electronics Co., Ltd. accounted for 19% of our total revenue and Huawei Technologies Co. Ltd accounted for 12% of our total revenue. Additionally our top five end customers accounted for approximately 45% of our total revenue. If any of these relationships were to diminish, or if these customers were to develop their own solutions, or adopt an alternative solution or a competitor's solution, our results could be adversely affected.

While we strive to maintain a strong relationship with our customers, their continued use of our products is frequently reevaluated, as certain of our customers' product life cycles are relatively short and they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by these customers. Any significant loss of, or a significant reduction in purchases by, one or more of these customers, or their failure to meet their commitments to us, could have an adverse effect on our financial condition and results of operations. If any one or more of our concentrated group of customers were to experience significantly adverse financial conditions, our financial condition and business could be adversely affected as well.

Our proposed acquisition of Silicon Image may not be completed or may occur on terms different than those contemplated, which could negatively affect our ongoing business.

On January 26, 2015, we entered into an agreement to commence a tender offer to acquire Silicon Image, Inc. ("Silicon Image"), a leading provider of wired and wireless connectivity solutions, for $7.30 in cash per share, resulting in a purchase price of approximately $602.05 million, plus related fees and expenses. The transaction will be funded through a combination of cash on hand and $350.0 million of new debt financing.

Acquiring debt may make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the note, and may limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes. If we are unable to generate sufficient cash flow in the future to service our debt, we may be required to refinance all or a portion of this debt or obtain additional financing. We cannot ensure that we will be able to refinance our debt or obtain additional financing on terms acceptable to us. Overall, our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Additionally, this debt financing may contain customary covenants, including the requirement to meet specified financial ratios. Events beyond our control may affect our ability to meet those covenants, and failure to comply with covenants under this borrowing arrangement may result in declaration of an event of default. An event of default, if not cured or waived, may permit acceleration of required payments against such indebtedness. We cannot be certain we would be able to remedy any such defaults. If our required payments are accelerated, we cannot be certain that we would have sufficient funds available to pay the indebtedness or that we would have the ability to raise sufficient capital to replace the indebtedness on terms favorable to us or at all. In addition, in the case of an event of default on this debt financing, the lenders may be permitted to foreclose on our assets securing that indebtedness.

Although we and Silicon Image, Inc. have signed a merger agreement in furtherance of our proposed acquisition of Silicon Image, Inc., the completion of the acquisition is subject to a successful tender offer, regulatory approvals and other closing conditions, and there is no assurance that all of the conditions to closing will be met or that the proposed acquisition will be completed on a timely basis or at all. In addition, in specified circumstances, we or Silicon Image, Inc. may be permitted to terminate the merger agreement.

It is possible that Silicon Image may receive a superior offer from a third party, in which under the terms of the proposed transaction, we have the option to change the terms of our offer to acquire Silicon Image. If the transaction is not completed or is completed on terms different than those contemplated for any reason, we may be harmed in a number of ways, including the following:

•
to the extent that the current market price of our common stock reflects an increase resulting from a market assumption that the transaction will be completed, the market price of our common stock may decline by the value attributed to this assumption, or could decline even more;

•	an adverse reaction from our investors and potential investors may reduce future opportunities for financings or business combinations;

•
we will be required to pay certain costs and expenses relating to the proposed acquisition, whether or not the proposed acquisition is completed, such as significant fees and expenses relating to legal, accounting and advisory services; and

•
matters relating to the proposed acquisition may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that, had they been pursued, might have been beneficial to us.

If the proposed acquisition is not completed, these risks may materially and adversely affect our stock price, financial results and ongoing business.

Acquisitions and strategic investments present risks, and we may not realize the goals that were contemplated at the time of a transaction.

We may make further acquisitions and strategic investments in the future. Acquisitions and strategic investments including the proposed acquisition of Silicon Image present risks, including:

•	our ongoing business may be disrupted and our management's attention may be diverted by investment, acquisition, transition or integration activities;

•
an acquisition or strategic investment may not perform as well or further our business strategy as we expected, and we may not integrate an acquired company or technology as successfully as we expected;

•
our operating results or financial condition may be adversely impacted by unexpected costs, claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition;

•	we may discover adverse conditions post-acquisition that are not covered by representations and warranties;

•	we may have difficulty incorporating acquired technologies or products with our existing product lines;

•	we may have higher than anticipated costs in continuing support and development of acquired products, in general and administrative functions that support such products;

•	we may have difficulty integrating and retaining key personnel;

•	our liquidity and/or capital structure may be adversely impacted;

•	our strategic investments may not perform as expected;

•	we may experience unexpected changes in how we are required to account for our acquisitions and strategic investments pursuant to United States generally accepted accounting principles ("GAAP"); and

•	we may have difficulty integrating acquired entities into our global tax structure with potentially negative impacts on our effective tax rate.

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

As a result of past acquisitions, as of January 3, 2015, we had $44.8 million in goodwill on our balance sheet. We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. We completed our annual test of goodwill impairment in the fourth quarter of 2014 and concluded that we did not have any impairment at that time. There is no assurance that future impairment tests will indicate that goodwill will be deemed recoverable.

We will incur significant transaction and merger-related costs in connection with the proposed merger with Silicon Image, Inc.

We expect to incur a number of non-recurring costs associated with the proposed merger with Silicon Image, Inc. and combining the operations of the two companies. The substantial majority of non-recurring expenses will be comprised of transaction and regulatory costs related to the merger.

We also will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the proposed merger and the integration of the two companies' businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, these projected benefits may not be achieved.

We depend on distributors to generate a significant portion of our revenue and complete order fulfillment.

We depend on our distributors to sell our products to end customers, complete order fulfillment and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. Resale of product through distributors accounted for 45% of our revenue in 2014, with two distributors accounting for 34% of our revenue in 2014. We expect our distributors to generate a significant portion of our revenue in the future. Any adverse change to our relationships with our distributors or a failure by one or more of our distributors to perform its obligations to us could have a material impact on our business. In addition, a significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

Our success and future revenue depends on our ability to innovate, develop and introduce new products which achieve customer and market acceptance, and failure to do so could have a material adverse effect on our financial condition and results of operations.

The programmable logic market is characterized by rapid technology and product evolution, generally followed by a relatively longer ramp process to volume production on advanced technologies. Our competitive position and success depends on our ability to innovate, develop and introduce new products that compete effectively on the basis of price, density, functionality, power consumption, form factor and performance addressing the evolving needs of the markets we serve. These new products typically are more technologically complex than their predecessors.

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

Our product innovation and development efforts may not be successful, our new products may not achieve industry acceptance and we may not achieve the necessary volume of production to achieve acceptable cost. Revenue relating to our mature products is expected to decline in the future, which is normal for our product life cycles. As a result, we may be increasingly d ependent on revenue derived from our newer products as well as anticipated cost reductions in the manufacture of our current products. We rely on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining acceptable margins. To the extent such cost reductions and new product introductions do not occur in a timely manner, or that our products do not achieve market acceptance or market acceptance at acceptable pricing, our forecasts of future revenue, financial condition and operating results could be materially adversely affected.

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

A number of factors, including yield, wafer pricing, cost of packaging raw materials, product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or end market mix and pricing strategies, can cause our gross margins to fluctuate. In addition, forecasting our gross margins is difficult because a significant portion of our business is based on turns within the same quarter.

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

We derive the majority of our revenue from sales outside of the United States. Accordingly, if we experience a decline in foreign sales, our operating results could be adversely affected. Our foreign sales are subject to numerous risks, including:

•	changes in local economic conditions;

•	currency exchange rate volatility;

•	governmental stimulus packages, controls and trade restrictions;

•	governmental policies that promote development and consumption of domestic integrated circuits;

•	export license requirements, foreign trade compliance matters, and restrictions on the use of technology;

•	political instability, war, terrorism or pandemic disease;

•	changes in tax rates, tariffs or freight rates;

•	reduced protection for intellectual property rights;

•	longer receivable collection periods;

•	natural or man-made disasters in the countries where we sell our products;

•	interruptions in transportation;

•	interruptions in the global communication infrastructure; and

•	labor regulations.

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

We are subject to taxation in the United States, Singapore and other countries. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws. We compute our effective tax rate using actual jurisdictional profits and losses. Changes in the jurisdictional mix of profits and losses may cause fluctuations in the effective tax rate. Adverse changes in tax rates, our tax assets, and tax liabilities could negatively affect our results in the future.

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

Our success depends in part on our proprietary technology and the representations of technologies that we acquire, and we rely upon patent, copyright, trade secret, mask work and trademark laws to protect our intellectual property. We intend to continue to protect our proprietary technology, however, we may be unsuccessful in asserting our intellectual property rights or such rights may be invalidated, violated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted against us patent, copyright and other intellectual property rights to technologies that are important to us. Third parties may attempt to misappropriate our intellectual property through electronic or other means or assert infringement claims against us in the future. Such assertions by third parties may result in costly litigation, indemnity claims or other legal actions, and we may not prevail in such matters or be able to license any valid and infringed patents from third parties on commercially reasonable terms. This could result in the loss of our ability to import and sell our products or require us to pay costly royalties to third parties in connection with sales of our products. Any infringement claim, indemnification claim, or impairment or loss of use of our intellectual property could materially adversely affect our financial condition and results of operations.

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

We may also be subject to unauthorized access to our IT systems through a security breach or attack. In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past year, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and to assess the damage caused by them.

We have implemented security procedures, such as virus protection software and emergency recovery processes, to address the potential risks. While we believe that our IT systems are appropriately controlled and that we have processes in place to adequately manage these risks, security procedures for information systems cannot be guaranteed to be failsafe. In the past third parties have attempted to penetrate and or infect our network and systems with malicious software in an effort to gain access to our network and systems. We seek to prevent, detect and investigate any security incidents and prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects.

These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. Cyber-attacks could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. Our reputation and business could be significantly harmed, and we could be subject to third party claims in the event of such a security breach.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission established new disclosure and reporting requirements for those companies who use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. As these new requirements are fully implemented, they could affect the sourcing and availability of minerals used in the manufacture of our semiconductor products. There are also costs associated with complying with the disclosure requirements, including for due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of any required remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. Although we filed our first conflict minerals report in 2014, it may be several years before we can fully assess the internal and external cost of compliance of the effect the rules will have on our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In November 2014, we sold the properties that contained our headquarters in Hillsboro, Oregon. Our current corporate headquarters consists of 146,620 square feet of buildings we lease in Hillsboro, Oregon through March 2015. A 47,800 square foot portion of that property will continue to be leased for a research and development facility through November 2022. In March 2015, our corporate headquarters and executive office will move to a 23,680 square foot leased space in Portland, Oregon through March 2025. In Shanghai, China, we own an 18,869 square foot research and development facility and lease an additional 3,212 square foot research and development facility. We currently lease a 98,874 square foot research and development facility in San Jose, California through September 2026. In Alabang, Philippines, we lease a 17,114 square foot research and development facility through December 2016, an 8,648 square foot facility through May 2017, and a 2,933 square foot facility through April 2017. We lease a 5,296 square foot research and development facility in Bangalore, India through October 2016. We also lease office facilities in multiple metropolitan locations for our domestic and international sales staff. We believe that our existing facilities are suitable and adequate for our current and foreseeable future needs.

Item 3. Legal Proceedings

In November 2014, a patent infringement lawsuit was filed by Papst Licensing GmbH & Co., KG ("Papst") against us in the U.S. District Court for the District of Delaware. In the complaint, Papst alleges that certain of the simulator or simulation products sold by the Company may infringe one or more of the patents held by Papst. No discovery has been conducted with respect to these allegations. At this stage of the proceedings, Lattice does not have an estimate of the likelihood or the amount of any potential exposure to the Company. The Company believes that it possesses defenses to these claims and intends to vigorously defend this litigation. It is reasonably possible that the actual losses may exceed the accrued liabilities, however, and the Company currently cannot estimate such amount.

On or about January 29, 2015, Silicon Image, Inc., members of its Board, the Company and the Company’s wholly-owned merger acquisition subsidiary, were named as defendants in two complaints filed in Santa Clara Superior Court by alleged stockholders of Silicon Image in connection with the proposed merger of Silicon Image and the Company. Both complaints were dated January 29, 2015 and were captioned respectively Molland v. George, et al. and Stein v. Silicon Image, Inc. et. al. Five additional complaints were subsequently filed on January 30, 2015, February 4, 2015 and February 9, 2015 in Delaware Chancery Court by alleged stockholders of Silicon Image, Inc. in connection with the Merger, captioned respectively Pfeiffer v. Martino et. al.; Lipinski v. Silicon Image, Inc. et. al.; Feldbaum et. al. v. Silicon Image, Inc. et. al; Nelson v. Silicon Image, Inc. et. al. and Partansky v. Silicon Image, Inc. et. al. The five Delaware matters were subsequently consolidated into an action captioned In re Silicon Image Stockholders Litigation by order of the Delaware Chancery Court on February 11, 2015, and a consolidated amended complaint was filed in the matter on February 13, 2015. Two complaints captioned Tapia v. Silicon Image, Inc. et. al. and Caldwel v. Silicon Image, Inc. were also filed on February 4, 2015 and February 9, 2015 in Santa Clara Superior Court by alleged stockholders in connection with the Merger. Amended complaints were filed in the Molland and Stein actions on February 11, 2015.

Each of these lawsuits are purported class actions brought on behalf of Silicon Image stockholders, asserting claims against each member of the Board for breach of fiduciary duty, and against various of the Silicon Image, Silicon Image’s Board, the Company, and the Company’s wholly-owned merger subsidiary for aiding and abetting breach of fiduciary duty. The lawsuits allege that the Merger does not appropriately value Silicon Image, was the result of an inadequate process, and includes preclusive deal devices. The amended complaints also assert that the Silicon Image’s disclosures regarding the Merger in its Schedule 14D-9 omitted material information regarding the Merger. Each of these complaints purport to seek unspecified damages and may seek injunctive relief preventing consummation of the transactions.

The Company believes that the claims in these complaints are without merit and intends to vigorously defend this litigation.
An adverse judgment for monetary damages could have an adverse effect on the operations of the Company. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters & Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol "LSCC". The following table sets forth the low and high intraday sale prices for our common stock for the last two fiscal years, as reported by NASDAQ.

	Low	High
2014:
First Quarter	$5.30	$8.00
Second Quarter	7.37	9.19
Third Quarter	6.03	8.50
Fourth Quarter	5.94	7.66
2013:
First Quarter	$3.82	$5.71
Second Quarter	4.50	5.50
Third Quarter	4.44	5.44
Fourth Quarter	4.17	5.77

Holders

As of February 26, 2015, we had approximately 280 stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. We intend to retain earnings to finance the growth of our business. We have never paid cash dividends.

Recent Sales of Unregistered Securities (most recent quarter only)

None.

Issuer Purchases of Equity Securities (most recent quarter only)

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
September 28, 2014 through October 25, 2014	499,881	$6.80	499,881	$14,900,415
October 26, 2014 through November 22, 2014	519,079	$6.55	519,079	$11,500,011
November 23, 2014 through January 3, 2015	697,771	$6.58	697,771	$6,910,069
	1,716,731	$6.63	1,716,731

On March 3, 2014, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. Under this program during fiscal 2014, approximately 1.9 million shares were repurchased for $13.1 million. At January 3, 2015, we had approximately $6.9 million remaining under the approved program. The 2014 program was completed during February 2015 for the approved amount.

Comparison of Total Cumulative Stockholder Return

The following graph shows the five-year comparison of cumulative stockholder return on our common stock, the Standard and Poor's (“S&P”) 500 Index and the Philadelphia Semiconductor Index (“PHLX”) from December 2009 through December 2014. Cumulative stockholder return assumes $100 invested at the beginning of the period in our common stock, the S&P and PHLX. Historical stock price performance is not necessarily indicative of future stock price performance.

Lattice Cumulative Stockholder Return

Item 6. Selected Financial Data

		Year Ended*
(In thousands)	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011
STATEMENT OF OPERATIONS:
Revenue	$366,127	$332,525	$279,256	$318,366	$297,768
Costs and expenses:
Cost of products sold	159,940	154,281	128,499	129,769	117,943
Research and development	88,079	80,966	77,610	71,855	60,326
Selling, general and administrative	73,527	67,144	72,317	68,838	64,359
Acquisition related charges, including amortization of intangible assets	2,948	2,960	4,178	536	—
Restructuring charges	17	388	6,018	6,079	11
	324,511	305,739	288,622	277,077	242,639
Income (loss) from operations	41,616	26,786	(9,366)	41,289	55,129
Other income (expense), net	1,325	(300)	505	1,434	2,474
Income (loss) before taxes	42,941	26,486	(8,861)	42,723	57,603
(Benefit) provision for income taxes	(5,639)	4,165	20,745	(35,509)	531
Net income (loss)	$48,580	$22,321	$(29,606)	$78,232	$57,072

Basic net income (loss) per share	$0.41	$0.19	$(0.25)	$0.66	$0.49
Diluted net income (loss) per share	$0.40	$0.19	$(0.25)	$0.65	$0.48
Shares used in per share calculations:
Basic	117,708	115,701	117,194	117,875	116,726
Diluted	120,245	117,081	117,194	121,139	120,143

		At
(In thousands)	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011
BALANCE SHEET:
Cash, cash equivalents and short-term marketable securities	$254,844	$215,815	$183,401	$210,134	$238,220
Total assets	$510,530	$447,876	$414,619	$453,784	$377,687
Long term liabilities	$8,809	$3,588	$3,976	$8,247	$4,625
Total liabilities	$69,555	$62,196	$57,069	$60,223	$58,965
Total stockholders' equity	$440,975	$385,680	$357,550	$393,561	$318,722

* The year ended January 3, 2015 was a 53-week year as compared to the prior years which were based on our standard 52-week year.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lattice Semiconductor Corporation (“Lattice,” the “Company,” “we,” “us,” or “our”) designs, develops and markets high performance programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by end customers as specific logic circuits, enabling shorter design cycle times and reduced development costs. Our end customers are primarily original equipment manufacturers ("OEMs") in the Communications, Consumer, and Industrial end markets. There are two main categories of programmable logic devices (“PLDs”): field programmable gate arrays (“FPGAs”) and complex programmable logic devices (“CPLDs”), each representing distinctly different silicon architectural approaches. Products based on these two alternative programmable logic architectures are generally optimal for different types of logic functions, although many logic functions can be implemented using either architecture. We believe that a substantial portion of programmable logic customers utilize both CPLD and FPGA architectures.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, auction rate securities, goodwill (including the assessment of reporting unit), intangible assets, current and deferred income taxes, accrued liabilities (including restructuring charges and bonus arrangements), deferred income and allowances on sales to sell-through distributors, disclosure of contingent assets at the date of the financial statements and the reported amounts of revenue and expenses during the fiscal periods presented. Actual results could differ from those estimates.

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

Revenue from sales to OEMs and sell-in distributors is recognized upon shipment. Revenue from sales by our sell-through distributors is recognized at the time of reported resale. Under both types of revenue recognition, persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining customer acceptance requirements and no remaining significant performance obligations. Revenue and Cost of products sold are presented net of taxes collected on behalf of government authorities.

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

Fair Value of Financial Instruments

We invest in various financial instruments including corporate and government bonds, notes, and commercial paper. We were also invested in auction rate securities until June 2014. We value these instruments at their fair value and monitor our portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, we record an impairment charge and establish a new carrying value. We assess other-than-temporary impairment of marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our auction rate securities were classified as Level 3 instruments. Management used a combination of the market and income approach to derive the fair value of auction rate securities, which included third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity. Our Level 3 instruments were classified as Long-term marketable securities on our Consolidated Balance Sheets and were entirely made up of auction rate securities that consisted of student loan asset-backed notes. During fiscal 2014 we sold all of our Level 3 instruments, which consisted entirely of auction rate securities.

Inventory

Inventories are recorded at the lower of actual cost determined on a first-in-first-out basis or market. We establish provisions for inventory if it is obsolete or we hold quantities which are in excess of projected customer demand. The creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of products sold.

Asset Impairments

Long-lived assets, including amortizable intangible assets, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We monitor the carrying value of our long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset group; (ii) actual third-party valuations; and/or (iii) information available regarding the current market for similar asset groups. If the fair value of the asset group is determined to be less than the carrying amount of the asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in our Consolidated Statement of Operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired. No impairment charges were recorded for the fiscal year ended 2014.

Valuation of Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. We review goodwill for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating whether goodwill is impaired, we make a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount. If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must measure the impairment loss. The impairment loss, if any, is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, no further impairment analysis is needed. For purposes of testing goodwill for impairment, the Company operates as a single reporting unit. No goodwill impairment charges were recorded for the fiscal year ended 2014.

Restructuring Charges

Expenses associated with exit or disposal activities are recognized when incurred under ASC 420, “Exit or Disposal Cost Obligations” for everything but severance. However, because we have a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits.” When leased facilities are vacated, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of estimated sublease income, is recorded as a part of restructuring charges.

Accounting for Income Taxes

Our provision for income tax is comprised of our current tax liability and changes in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more-likely-than-not to be recoverable against future taxable income. At January 3, 2015, U.S. income taxes were not provided on approximately $3.3 million of the undistributed earnings of our Chinese subsidiary. We intend to reinvest these earnings indefinitely. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes.

Our income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. Our tax filings, however, are subject to audit by the relevant tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Consolidated Statements of Operations.

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

Stock-Based Compensation

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

Results of operations

Key elements of our Consolidated Statements of Operations were as follows:

	Year Ended*
(In thousands)	January 3, 2015		December 28, 2013		December 29, 2012
Revenue	$366,127	100.0%	$332,525	100.0%	$279,256	100.0%

Gross margin	206,187	56.3	178,244	53.6	150,757	54.0
Research and development	88,079	24.1	80,966	24.3	77,610	27.8
Selling, general and administrative	73,527	20.1	67,144	20.2	72,317	25.9
Acquisition related charges, including amortization of intangible assets	2,948	0.7	2,960	0.9	4,178	1.5
Restructuring charges	17	—	388	0.1	6,018	2.2
Income (loss) from operations	$41,616	11.4%	$26,786	8.1%	$(9,366)	(3.4)%

* The year ended January 3, 2015 was a 53-week year as compared to the prior years which were based on our standard 52-week year.

Revenue

	Year Ended			% Change in
(In thousands)	January 3, 2015	December 28, 2013	December 29, 2012	2014	2013
Revenue	$366,127	$332,525	$279,256	10	19

Revenue increased $33.6 million, or 10%, in fiscal 2014 compared to fiscal 2013, primarily driven by volume increases in certain of our ECP3 products in the Communications end market, largely in continued support of the Chinese telecommunications infrastructure build out which began in 2013. Stronger demand in the second half of 2014 from the Industrial end market also contributed to the increase in revenue. These increases were partially offset by lower demand for certain of our iCE40 products at a major OEM in the Consumer end market.

One Consumer end market customer, Samsung Electronics Co., Ltd., accounted for 19% of total revenue in 2014 and 22% of revenue in 2013. Additionally, one Communications end market customer, Huawei Technologies Co. Ltd., accounted for 12% of total revenue in 2014. No other individual end customers accounted for more than 10% of total revenue in any of the fiscal years 2014, 2013 or 2012.

Revenue increased $53.3 million, or 19%, in fiscal 2013 compared to fiscal 2012, primarily driven by volume increases in our iCE40 product line, which was led by increased revenue from a major OEM in the Consumer end market and certain of our ECP3 products in the Communications end market. These increases were partially offset by reduced volume of end-of-life mature products, relatively weak macroeconomic factors, and a migration to our newer technologies affecting the Industrial end markets.

Revenue by End Market

The following end market data is derived from data that is provided to us by our distributors and end customers. With a diverse base of customers who in some cases manufacture end products spanning multiple end markets, the assignment of revenue to a specific end market requires the use of estimates and judgment. Therefore, actual results may differ from those reported.

The composition of our revenue by end market for fiscal years 2014, 2013 and 2012 was as follows:

	Year Ended						% Change in
(In thousands)	January 3, 2015		December 28, 2013		December 29, 2012		2014	2013
Communications	$153,167	42%	$126,566	38%	$116,668	42%	21	8
Consumer	91,813	25	99,569	30	35,612	13	(8)	180
Industrial	121,147	33	$106,390	32	126,976	45	14	(16)
Total revenue	$366,127	100%	$332,525	100%	$279,256	100%	10	19

Our revenue in the Communications end market is largely dependent on a small number of large telecommunications equipment providers. For fiscal 2014, Communications end market revenue increased 21% primarily driven by demand to support the telecommunications infrastructure build out in China, largely in the first half of 2014. Revenue in the Communications end market increased 8% when comparing fiscal 2013 to fiscal 2012, also driven by demand related to the telecommunications infrastructure build out in China.

Consumer end market revenue decreased 8% in fiscal 2014, after increasing 180% in fiscal 2013. Consumer end market revenue decreased primarily due to lower demand at a major OEM for certain of our iCE40 products. Consumer end market revenue increased in fiscal 2013 due in large part to the strong volume growth of our iCE40 product at a major OEM.

For fiscal 2014, Industrial end market revenue increased 14% when compared to fiscal 2013. This increase was primarily due to broad market strengthening in the second half of fiscal 2014, largely in Europe and Japan. For fiscal 2013, revenue decreased 16% when compared to fiscal 2012. This decline was primarily due to reduced sales volume of end-of-life mature products.

Revenue by Product Classification

The composition of our revenue by product classification for fiscal years 2014, 2013 and 2012 was as follows:

	Year Ended						% Change in
(In thousands)	January 3, 2015		December 28, 2013		December 29, 2012		2014	2013
New *	$177,087	48%	$152,161	46%	$62,304	22%	16	144
Mainstream *	141,074	39	135,243	41	154,733	56	4	(13)
Mature *	47,966	13	45,121	13	62,219	22	6	(27)
Total revenue	$366,127	100%	$332,525	100%	$279,256	100%	10	19

Revenue for New products increased 16% in fiscal 2014, while revenue for New products increased 144% in fiscal 2013. In both years, New product revenue increased primarily due to strong volume ramping of certain New products, principally to customers in the Communications end markets. In 2014, this volume ramping occurred primarily in the first half of the year.

Revenue for Mainstream products increased 4% in fiscal 2014 when compared to fiscal 2013. The increase in Mainstream revenue was primarily due to improving macroeconomic conditions and increased demand from the Communications end market in the first half of 2014 and the Industrial end market in the second half of 2014. Revenue for Mainstream products decreased 13% in fiscal 2013. Mainstream product revenue declined in fiscal 2013 due primarily to macroeconomic factors affecting the Industrial end markets as well as reduced volumes as customers migrated to newer technology.

Mature product revenue increased 6% in fiscal 2014 when compared to fiscal 2013, primarily due to an increase in the sales volume of late life-cycle products in the fourth quarter of 2014. Mature product revenue decreased 27% in fiscal 2013 when compared to fiscal 2012. Mature product revenue decreased in fiscal 2013 when compared to fiscal 2012 primarily due to lower sales volumes as customers migrated to our newer technology.

* Product Classifications:
New:	LatticeECP5, MachXO3, LatticeECP3, MachXO2, Power Manager II, and iCE40
Mainstream:	ispMACH4000ZE, ispMACH 4000/Z, LatticeSC, LatticeECP2/M, LatticeXP2, MachXO, ispClock A/D/S, Software and IP
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

The composition of our revenue by geography, based on ship-to location, is as follows:

	Year Ended						% Change in
(In thousands)	January 3, 2015		December 28, 2013		December 29, 2012		2014	2013
Asia	$266,831	73%	$245,689	74%	$189,811	68%	9	29
Europe	59,041	16	47,459	14	48,202	17	24	(2)
Americas	40,255	11	39,377	12	41,243	15	2	(5)
Total revenue	$366,127	100%	$332,525	100%	$279,256	100%	10	19

Revenue increased 9% in Asia in fiscal 2014 and 29% in fiscal 2013. In both years, revenue growth in Asia was due primarily to strong volume growth of New products in the Communications end markets, driven largely by demand to support the telecommunications infrastructure build out in China in the first half of 2014. Additionally in 2013, we saw additional growth in Asia coming from the Consumer end market. We believe the Asia Pacific region will remain the primary source of our revenue due to relatively more favorable business conditions in Asia and a continuing trend towards the migration of manufacturing by North American and European customers to the Asia Pacific region.

Revenue increased 24% in Europe in fiscal 2014 on generally improving macroeconomic conditions and increased demand from customers in the Industrial and Communications end markets.

Americas revenue increased 2% in fiscal 2014 due to increased sales volumes of late life-cycle products in the Industrial end market, largely in the fourth quarter of 2014. Revenue from Americas decreased 5% in fiscal 2013, due largely to macroeconomic weakness in the region.

Revenue from foreign sales as a percentage of total revenue was 92%, 91%, and 88% for fiscal 2014, 2013 and 2012, respectively.

Revenue by Distributors

Our largest customers are often distributors and sales through distributors have historically made up a significant portion of our total revenue. Revenue attributable to the resale of products by our primary sell-through distributors was as follows:

	% of Total Revenue
	2014	2013	2012
Arrow Electronics Inc. (including Nu Horizons Electronics)	24%	23%	28%
Weikeng Group	10	12	12
All others	11	10	15
All sell-through distributors	45%	45%	55%

Revenue from sell-through distributors as a percent of total revenue was flat in fiscal 2014 as compared to 2013. Revenue from sell-through distributors as a percent of total revenue declined in fiscal 2013 due primarily to increased sales to OEM customers.

Gross Margin

The composition of our gross margin, including as a percentage of revenue, for fiscal years 2014, 2013 and 2012 was as follows:

	Year Ended
(In thousands)	January 3, 2015	December 28, 2013	December 29, 2012
Gross margin	$206,187	$178,244	$150,757
Percentage of revenue	56.3%	53.6%	54.0%

In fiscal 2014, gross margin, as a percentage of revenue, increased 2.7 percentage points as compared to fiscal 2013. Product cost improvements, driven by high volume manufacturing and strategic inventory builds in the first half of the year, combined to improve our gross margin in fiscal 2014. Those product cost improvements were partially offset, however, by less favorable product and customer mix resulting from increased revenue from New products in both the Consumer and Communications end markets. Less sell-through of fully reserved inventory and, to a lesser extent, increased expense from excess and obsolete inventory also degraded our gross margin in fiscal 2014. We expect that product and customer mix as well as downward pressure on average selling price will continue to affect our gross margin in the future. If we are unable to realize additional or sufficient product cost reductions in the future, we may experience degradation in our gross margin.

In fiscal 2013, gross margin, as a percentage of revenue, decreased 0.4 percentage points as compared to fiscal 2012. Less favorable product and customer mix combined to reduce our gross margins during 2013. The adverse effect of the mix driven margin decline in 2013 was substantially offset by product cost improvements, reduced expense from excess and obsolete inventory and, to a lesser extent, more sell-through of fully reserved inventory.

Operating Expenses

Research and development expense

The composition of our research and development expenses, including as a percentage of revenue, for fiscal years 2014, 2013 and 2012 was as follows:

	Year Ended			% Change in
(In thousands)	January 3, 2015	December 28, 2013	December 29, 2012	2014	2013
Research and development	$88,079	$80,966	$77,610	8.8%	4.3%
Percentage of revenue	24.1%	24.3%	27.8%
Mask costs included in Research and development	$2,877	$2,381	$1,882	20.8%	26.5%

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

The increase in expense in fiscal 2014, compared to fiscal 2013, was primarily due to project-based outside engineering services, variable compensation and amortization costs, and increased engineering mask costs, with approximately 10% of these increases offset by lower facility costs.

The increase in expense in fiscal 2013, compared to fiscal 2012, was primarily due to increased variable compensation, facility costs and mask costs. More than 60% of these increases were offset by lower compensation expense, a reduction in depreciation, and reduced use of outside engineering services.

Selling, general, and administrative expense

The composition of our selling, general and administrative expenses, including as a percentage of revenue, for fiscal years 2014, 2013 and 2012 was as follows:

	Year Ended			% Change in
(In thousands)	January 3, 2015	December 28, 2013	December 29, 2012	2014	2013
Selling, general and administrative	$73,527	$67,144	$72,317	9.5%	(7.2)%
Percentage of revenue	20.1%	20.2%	25.9%

Selling, general, and administrative expenses include costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional services and travel expenses.

The increase in expense in fiscal 2014 compared to fiscal 2013 was primarily due to increases in commissions as a result of improved revenue, increased stock compensation expense largely driven by performance based awards, and increased legal and professional services expenses, approximately 10% of which was offset by a decrease in variable compensation expense.

The decrease in expense in fiscal 2013 compared to fiscal 2012 was primarily due to a lower compensation expense as a result of reduced headcount and lower legal and professional service expense, approximately 50% offset by an increase in variable compensation.

Acquisition related charges, including amortization of intangible assets

The composition of our acquisition related charges, including as a percentage of revenue, for fiscal years 2014, 2013 and 2012 was as follows:

	Year Ended			% Change in
(In thousands)	January 3, 2015	December 28, 2013	December 29, 2012	2014	2013
Acquisition related charges, including amortization of intangible assets	$2,948	$2,960	$4,178	(0.4)%	(29.2)%
Percentage of revenue	0.7%	0.9%	1.5%

Acquisition related charges includes severance and professional fees directly related to acquisitions, as well as expensed stepped up value of inventory and amortization of identifiable intangible assets with finite useful lives associated with our 2011 acquisition of SiliconBlue.

The fiscal 2014 and 2013 charges consist solely of amortization of intangible assets.

The fiscal 2012 charges include $2.9 million in amortization of intangibles assets, along with expensed stepped up value of inventory, professional fees, and severance costs.

Restructuring charges

The composition of our restructuring charges, including as a percentage of revenue, for fiscal years 2014, 2013 and 2012 was as follows:

	Year Ended			% Change in
(In thousands)	January 3, 2015	December 28, 2013	December 29, 2012	2014	2013
Restructuring charges	$17	$388	$6,018	(95.6)%	(93.6)%
Percentage of revenue	—%	0.1%	2.2%

On October 12, 2012, our Board of Directors adopted the 2012 restructuring plan. In connection with this restructuring plan, we reduced our headcount by approximately 110 employees and eliminated certain sites, including our sites in Pennsylvania and Illinois.

For fiscal 2014, restructuring charges solely related to changes in lease termination costs from previously announced restructurings.

For fiscal 2013, restructuring charges primarily related to severance and changes in lease termination costs associated with the 2012 restructuring plan. The 2012 restructuring plan was substantially completed in the first quarter of 2013.

Other income (expense), net

The composition of our Other income (expense), net, including as a percentage of revenue, for fiscal years 2014, 2013 and 2012 was as follows:

	Year Ended			% Change in
(In thousands)	January 3, 2015	December 28, 2013	December 29, 2012	2014	2013
Other income (expense), net	$1,325	$(300)	$505	(541.7)%	(159.4)%
Percentage of revenue	0.4%	(0.1)%	0.2%

The increase in Other income (expense), net, in fiscal 2014, as compared to fiscal 2013 resulted primarily from the realization of a gain on the sale of auction rate securities in the second quarter of 2014 combined with reduced foreign exchange losses compared to fiscal 2013.

The decrease in Other income (expense), net, in fiscal 2013, as compared to fiscal 2012 resulted primarily from higher losses on the sale of marketable securities and higher foreign exchange losses in fiscal 2013.

Income taxes

The composition of our income taxes for fiscal years 2014, 2013 and 2012 was as follows:

	Year Ended			% Change in
(In thousands)	January 3, 2015	December 28, 2013	December 29, 2012	2014	2013
(Benefit) provision for income taxes	$(5,639)	$4,165	$20,745	(235.4)%	(79.9)%

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

During the fourth quarter of 2014, we concluded that it was more-likely-than-not that we would be able to realize the benefit of a portion of our remaining deferred tax assets, resulting in a tax benefit of $11.5 million. We based this conclusion on improved operating results over the previous two years and our expectations about generating taxable income in the foreseeable future. We exercised significant judgment and considered estimates about our ability to generate revenue, gross profits, operating income and taxable income in future periods under our global tax structure in reaching this decision.

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

We classify our marketable securities as short-term based on their nature and availability for use in current operations. The overall quality of our portfolio is strong, with our cash equivalents and short-term marketable securities consisting primarily of high quality, investment-grade securities. Our cash, cash equivalent and short-term marketable securities positions allow us to use our cash resources for acquisitions, working capital needs, and repurchases of common stock.

We have historically financed our operating and capital resource requirements through cash flows from operations. Cash provided by operating activities will fluctuate from period to period due to fluctuations in operating results, the timing and collection of accounts receivable, and required inventory levels, among other things.

We believe that our financial resources will be sufficient to meet our working capital needs through the next 12 months. As of January 3, 2015, we had no long-term debt and did not have significant long-term commitments for capital expenditures. In the future, we may consider acquisition opportunities to extend our product or technology portfolios and to expand our product offerings, such as the acquisition of Silicon Image, Inc. described below. In connection with funding capital expenditures, completing acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain debt or equity financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs.

On January 26, 2015, we entered into an agreement to commence a tender offer to acquire Silicon Image, Inc., a leading provider of wired and wireless connectivity solutions, for $7.30 in cash per share, resulting in a purchase price of approximately $602.05 million, plus related fees and expenses. The transaction was approved by the board of directors of each company and is expected to close upon the successful tender of required shares and regulatory approval. The transaction will be funded through a combination of cash on hand and $350.0 million of new debt financing.

Liquidity

Cash and cash equivalents, Short-term and Long-term marketable securities

(In thousands)	January 3, 2015	December 28, 2013	$Change
Cash and cash equivalents	$115,611	$114,310	$1,301
Short-term marketable securities	139,233	101,505	37,728
Long-term marketable securities	—	5,241	(5,241)
Total Cash and cash equivalents, short-term and long-term marketable securities	$254,844	$221,056	$33,788

As of January 3, 2015, we had total Cash and cash equivalents of $115.6 million, of which approximately $28.2 million was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of January 3, 2015, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The increase in Cash and cash equivalents and Short-term investments of $33.8 million as compared to December 28, 2013, was primarily the result of cash provided by operations of $40.1 million, $14.6 million in net proceeds from the sale of our headquarters, and proceeds from the sale of auction rate securities of $5.5 million, offset by cash used for stock buyback of $13.1 million and capital expenditures of $10.3 million.

During fiscal 2014, we redeemed our long-term marketable securities with a par value of $5.7 million and an estimated fair value of $5.2 million for $5.5 million.

Accounts receivable, net

(In thousands)	January 3, 2015	December 28, 2013	$Change	%Change
Accounts receivable, net	$62,372	$50,085	$12,287	24.5%
Days sales outstanding	67	50	17

Accounts receivable, net increased $12.3 million or 25% as of January 3, 2015 compared to December 28, 2013 due primarily to an increase in distributor shipments late in the fourth quarter of fiscal 2014. As a result, days sales outstanding at January 3, 2015 was 67, an increase of 17 days from 50 days at December 28, 2013.

Inventories

(In thousands)	January 3, 2015	December 28, 2013	$Change	%Change
Inventories	$64,925	$46,222	$18,703	40.5%
Months of inventory on hand	5.2	3.4	1.8

Inventory increased $18.7 million, or 40%, as of January 3, 2015 compared to December 28, 2013 primarily due to increased inventory of products related to anticipated future demand and, to a lesser extent, builds in anticipation of certain end-of-life orders. Months of inventory on hand increased to 5.2 months at the end of fiscal 2014 from 3.4 months at the end of fiscal 2013 as a result of the increase in inventory value coupled with lower revenue in the fourth quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013. We expect inventory value and months of inventory on hand to return to historical levels in the future.

Share Repurchase Program

On March 3, 2014, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. Under this program during fiscal 2014, approximately 1.9 million shares were repurchased for $13.1 million. At January 3, 2015, we had approximately $6.9 million remaining under the approved program. The 2014 program was completed during February 2015 for the approved amount.

During 2013, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program was twelve months. Under this program during fiscal 2013, approximately 0.8 million shares were repurchased for $3.7 million. The 2013 program completed during February 2014.

Credit Arrangements

As of January 3, 2015, we had no long-term debt, no significant long-term purchase commitments for capital expenditures, and no existing used or unused credit arrangements. In connection with our proposed acquisition of Silicon Image, Inc., we expect to enter into a $350.0 million term loan facility with Jefferies Finance LLC, HSBC Bank USA, N.A. and HSBC Securities (USA) Inc. (collectively, the “Financing Parties”). The commitment from the Financing Parties to provide financing is subject to the satisfaction of customary conditions.

Lease Obligations

The following table summarizes our significant contractual cash obligations at January 3, 2015:

(In thousands)
Fiscal year	Operating leases(1)
2015	$4,125
2016	3,702
2017	3,440
2018	3,449
2019	3,534
Thereafter	22,708
$40,958

(1)	Certain of our facilities and equipment are leased under operating leases, which expire at various times through 2026.

We also have other liabilities of $18.7 million relating to uncertain tax positions. However, as we are unable to reliably estimate the timing of future payments related to uncertain tax positions, we have excluded this amount from the table above.

Our significant operating leases are for our facilities in Hillsboro and Portland Oregon; San Jose, California; Shanghai, China and Alabang, Philippines. In November 2014 we sold the properties that contained our headquarters in Hillsboro, Oregon for net proceeds of $14.6 million. We leased back the majority of the facility until March 2015. Beyond March 2015, we have leased a smaller portion of the facility until November 2022. Annual rental costs are estimated at $0.5 million with 3% annual increases. In November 2014 we entered into a lease for a new corporate headquarters facility in Portland, Oregon which expires in March 2025. Annual rental costs are estimated at $0.5 million with average annual increases of approximately 5%. We will commence operations at the new facility in Portland during the first quarter of fiscal 2015. Our lease in Shanghai expires in October 2015, with remaining rental costs estimated to be $0.1 million. Our leases in Alabang expire in December 2016, April 2017 and May 2017, with total annual rental costs estimated to be $0.4 million with 5% annual increases. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful life of the assets.

New Accounting Pronouncements

The information contained in Note 2: New Accounting Pronouncements to our Consolidated Financial Statements in Part II, Item 8 is incorporated by reference into this Part II, Item 7.
Off-Balance Sheet Arrangements

As of January 3, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Credit Market Risks

At January 3, 2015 we no longer held auction rate securities. On June 19, 2014, we sold our remaining auction rate securities with a par value of $5.7 million with an estimated fair value of $5.2 million, for $5.5 million. As a result, we reported a gain of $1.7 million in the Consolidated Statement of Operations and relieved $1.1 million of previously unrealized gain, net of taxes, from Accumulated other comprehensive loss in fiscal 2014.

At December 28, 2013, we held auction rate securities with a par value of $5.7 million with an estimated fair value of $5.2 million. Our investments in auction rate securities were subject to interest rate and market risk. A hypothetical 10% movement in interest rates would not have had a material impact on the fair value of the portfolio.

Foreign Currency Exchange Rate Risk

A portion of our silicon wafer and other purchases are denominated in Japanese yen, we bill our Japanese customers and collect a Japanese consumption tax refund in yen. As a result of this, as well as having various international subsidiary and branch operations, our financial position and results of operations are subject to exchange rate risk.

We mitigate the resulting foreign currency exchange rate exposure by entering into foreign currency forward exchange contracts. Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective they were not designated as "effective" hedges for accounting purposes and as such are adjusted to fair value through Other income (expense), net. We do not engage in speculative trading in any financial or capital market.

We had forward contracts for Japanese yen of $4.2 million and $2.3 million at January 3, 2015 and December 28, 2013, respectively. The net fair value of these contracts was favorable by approximately $0.4 million and less than $0.1 million at January 3, 2015 and December 28, 2013, respectively. A hypothetical 10% unfavorable exchange rate change in the yen against the U.S. dollar would have resulted in an unfavorable net fair value of less than $0.1 million and $0.2 million at January 3, 2015 and December 28, 2013. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

Item 8. Financial Statements and Supplementary Data

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	January 3, 2015	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$115,611	$114,310
Short-term marketable securities	139,233	101,505
Accounts receivable, net	62,372	50,085
Inventories	64,925	46,222
Prepaid expenses and other current assets	16,281	13,679
Total current assets	398,422	325,801
Property and equipment, less accumulated depreciation	27,796	41,719
Long-term marketable securities	—	5,241
Other long-term assets	9,862	6,120
Intangible assets, net of amortization	9,537	12,484
Goodwill	44,808	44,808
Deferred income taxes	20,105	11,703
Total assets	$510,530	$447,876
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32,171	$37,454
Accrued payroll obligations	13,629	13,659
Deferred income and allowances on sales to sell-through distributors	14,946	7,495
Total current liabilities	60,746	58,608
Long-term liabilities	8,809	3,588
Total liabilities	69,555	62,196
Commitments and contingencies (Notes 9 and 15)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 117,288,000 shares issued and outstanding as of January 3, 2015 and 115,671,000 shares issued and outstanding as of December 28, 2013	1,173	1,157
Paid-in capital	635,299	626,861
Accumulated other comprehensive loss	(1,884)	(145)
Accumulated deficit	(193,613)	(242,193)
Total stockholders' equity	440,975	385,680
Total liabilities and stockholders' equity	$510,530	$447,876

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands, except per share data)	January 3, 2015	December 28, 2013	December 29, 2012
Revenue	$366,127	$332,525	$279,256
Costs and expenses:
Cost of products sold	159,940	154,281	128,499
Research and development	88,079	80,966	77,610
Selling, general and administrative	73,527	67,144	72,317
Acquisition related charges, including amortization of intangible assets	2,948	2,960	4,178
Restructuring charges	17	388	6,018
	324,511	305,739	288,622
Income (loss) from operations	41,616	26,786	(9,366)
Other income (expense), net	1,325	(300)	505
Income (loss) before taxes	42,941	26,486	(8,861)
Income tax (benefit) expense	(5,639)	4,165	20,745
Net Income (loss)	$48,580	$22,321	$(29,606)

Net income (loss) per share
Basic	$0.41	$0.19	$(0.25)
Diluted	$0.40	$0.19	$(0.25)

Shares used in per share calculations:
Basic	117,708	115,701	117,194
Diluted	120,245	117,081	117,194

The accompanying notes are an integral part of these Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
(In thousands)	January 3, 2015	December 28, 2013	December 29, 2012
Net income (loss)	$48,580	$22,321	$(29,606)
Other comprehensive income (loss):
Unrealized (loss) gain related to marketable securities, net	(373)	284	(57)
Reclassification adjustment for losses (gains) included in net income (loss)	170	337	(78)
Realized gain on sale of auction rate securities, previously unrealized, net of tax	(1,147)	—	—
Translation adjustment (loss) gain	(330)	(505)	219
Other	(59)	—	—
Comprehensive income (loss)	$46,841	$22,437	$(29,522)

The accompanying notes are an integral part of these Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock ($.01 par value)		Paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive loss
(In thousands, except par value)	Shares	Amount					Total
Balances, December 31, 2011	117,675	1,177	627,637	—	(234,908)	(345)	393,561
Net loss for 2012	—	—	—	—	(29,606)	—	(29,606)
Unrealized loss related to marketable securities, net	—	—	—	—	—	(57)	(57)
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	—	(78)	(78)
Translation adjustments	—	—	—	—	—	219	219
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of tax)	1,896	19	3,531	—	—	—	3,550
Stock repurchase	—	—	—	(17,549)	—	—	(17,549)
Retirement of treasury stock	(4,071)	(41)	(17,508)	17,549	—	—	—
Stock-based compensation expense related to options, ESPP and RSUs	—	—	7,510	—	—	—	7,510
Balances, December 29, 2012	115,500	1,155	621,170	—	(264,514)	(261)	357,550
Net income for 2013	—	—	—	—	22,321	—	22,321
Unrealized gain related to marketable securities, net	—	—	—	—	—	284	284
Recognized loss on redemption of marketable securities, previously unrealized	—	—	—	—	—	337	337
Translation adjustments	—	—	—	—	—	(505)	(505)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of tax)	1,580	16	2,316	—	—	—	2,332
Stock repurchase	—	—	—	(6,161)	—	—	(6,161)
Retirement of treasury stock	(1,409)	(14)	(6,147)	6,161	—	—	—
Stock-based compensation expense related to options, ESPP and RSUs	—	—	9,522	—	—	—	9,522
Balances, December 28, 2013	115,671	$1,157	$626,861	$—	$(242,193)	$(145)	$385,680
Net income for 2014	—	—	—	—	48,580		48,580
Unrealized loss related to marketable securities, net	—	—	—	—	—	(373)	(373)
Realized gain on sale of auction rate securities, previously unrealized, net of tax	—	—	—	—	—	(1,147)	(1,147)
Recognized loss on redemption of marketable securities, previously unrealized	—	—	—	—	—	170	170
Translation adjustments	—	—	—	—	—	(330)	(330)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs (net of tax)	3,560	35	8,706	—	—	—	8,741
Stock repurchase	—	—	—	(13,089)	—	—	(13,089)
Retirement of treasury stock	(1,943)	(19)	(13,070)	13,089	—	—	—
Stock-based compensation expense related to options, ESPP and RSUs	—	—	12,802	—	—	—	12,802
Other	—	—	—	—	—	(59)	(59)
Balance, January 3, 2015	117,288	1,173	635,299	—	(193,613)	(1,884)	440,975

The accompanying notes are an integral part of these Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	January 3, 2015	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net income (loss)	$48,580	$22,321	$(29,606)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,248	20,807	22,149
Change in deferred income tax (benefit) provision	(7,222)	2,358	19,224
Gain on sale or maturity of marketable securities, net	(1,698)	—	(393)
Stock-based compensation	12,802	9,522	7,510
Changes in assets and liabilities: net of acquisitions
Accounts receivable, net	(12,287)	(3,138)	(9,954)
Inventories	(18,703)	(2,028)	(6,916)
Prepaid expenses and other assets	(3,200)	(1,339)	387
Accounts payable and accrued expenses (includes restructuring)	(7,819)	3,549	5,307
Accrued payroll obligations	(30)	7,510	(3,224)
Deferred income and allowances on sales to sell-through distributors	7,451	(3,058)	(208)
Net cash provided by operating activities	40,122	56,504	4,276
Cash flows from investing activities:
Proceeds from sales or maturities of marketable securities	101,861	67,318	56,408
Purchase of marketable securities, net	(139,792)	(103,861)	(50,076)
Proceeds from sale of auction rate securities	5,488	—	—
Proceeds from sale of land and building	14,625	—	—
Capital expenditures, net	(10,267)	(12,500)	(13,593)
Other investing activities	(6,059)	(7,353)	(6,122)
Net cash used in investing activities	(34,144)	(56,396)	(13,383)
Cash flows from financing activities:
Net share settlement upon issuance of RSUs	(3,427)	(744)	(832)
Purchase of treasury stock	(13,089)	(6,161)	(17,549)
Net proceeds from issuance of common stock	12,168	3,076	4,382
Net cash used in financing activities	(4,348)	(3,829)	(13,999)
Effect of exchange rate change on cash	(329)	(505)	219
Net increase (decrease) in cash and cash equivalents	1,301	(4,226)	(22,887)
Beginning cash and cash equivalents	114,310	118,536	141,423
Ending cash and cash equivalents	$115,611	$114,310	$118,536
Supplemental disclosures of non-cash investing and financing activities:
Unrealized (loss) gain related to marketable securities, net, included in Accumulated other comprehensive loss	$(373)	$284	$(57)
Income taxes paid, net of refunds	$1,599	$1,370	$908
Accrued purchases of plant and equipment	(34)	122	331

The accompanying notes are an integral part of these Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations and Significant Accounting Policies

Nature of Operations

Lattice Semiconductor Corporation (“Lattice,” the “Company,” “we,” “us,” or “our”) designs, develops and markets programmable logic products and related software. Programmable logic products are widely used semiconductor components that can be configured by end customers as specific logic circuits, enabling shorter design cycle times and reduced development costs. Our end customers are primarily original equipment manufacturers (“OEMs”) in the Communications, Industrial and Consumer end markets.

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

Fiscal Reporting Period

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2014 was a 53-week year that ended January 3, 2015. Our fiscal 2013, 2012, 2011, and 2010 were 52-week years that ended December 28, 2013, December 29, 2012, December 31, 2011, and January 1, 2011, respectively. Our fiscal 2015 will be a 52-week year and will end on January 2, 2016. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

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

Cash Equivalents and Marketable Securities

We consider all investments that are readily convertible into cash and have original maturities of three months or less, to be cash equivalents. Cash equivalents consist primarily of highly liquid investments in time deposits or money market accounts and are carried at cost. We account for marketable securities as available for sale with unrealized gains or losses recorded to Accumulated other comprehensive loss, unless losses are considered other-than-temporary, in which case, losses are charged to the Consolidated Statements of Operations. Deposits with financial institutions at times exceed Federal Deposit Insurance Corporation insurance limits.

Fair Value of Financial Instruments

We invest in various financial instruments including corporate and government bonds, notes and commercial paper. We were also invested in auction rate securities until June 2014. The Company values these instruments at fair value and monitors their portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge and establishes a new carrying value. We assess other-than-temporary impairment of marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our auction rate securities were classified as Level 3 instruments. Management used a combination of the market and income approach to derive the fair value of auction rate securities, which included third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity. Our Level 3 instruments were classified as Long-term marketable securities on our Consolidated Balance Sheets and were entirely made up of auction rate securities that consisted of student loan asset-backed notes. During fiscal 2014 we sold our Level 3 instruments, which consisted entirely of auction rate securities.

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

Derivative Financial Instruments

We had forward contracts for Japanese yen of $4.2 million and $2.3 million at January 3, 2015 and December 28, 2013, respectively. One contract outstanding at January 3, 2015 settled in January 2015 and the other five contracts will settle in June 2015. The contracts outstanding at December 28, 2013 settled in January 2014 and June 2014, respectively. Although such hedges mitigate our foreign currency exchange rate exposure from an economic perspective they were not designated as "effective" hedges for accounting purposes and are adjusted to fair value through Other income (expense), net, with an impact of approximately $0.4 million and less than $0.1 million for the years end January 3, 2015 and December 28, 2013, respectively.

Concentration Risk

Potential exposure to concentration risk consists primarily of revenue concentration, cash and cash equivalents, marketable securities, accounts receivable and supply of wafers for our new products. One OEM end customer accounted for 19% of revenue in fiscal 2014, while a second OEM end customer accounted for 12% of total revenue in fiscal 2014. One OEM end customer accounted for 22% of revenue in fiscal 2013. No end customer accounted for more than 10% of revenue in fiscal 2012. We place our investments primarily through two financial institutions and mitigate the concentration of credit risk by limiting the maximum portion of the investment portfolio which may be invested in any one instrument. The Company's investment policy defines approved credit ratings for investment securities. Investments on-hand consisted primarily of money market instruments, “AA” or better corporate notes and bonds and commercial paper, and U.S. government agency obligations. See Note 4 for a discussion of the liquidity attributes of our marketable securities.

Concentration of credit risk with respect to accounts receivable is mitigated by our credit and collection process. Accounts receivable are recorded at the invoice amount, do not bear interest, and are shown net of allowances for doubtful accounts of $0.9 million and $0.9 million at January 3, 2015 and December 28, 2013, respectively. We perform credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected accounts receivable have not been significant to date.

We rely on a limited number of foundries for our wafer purchases including: Fujitsu Limited, Seiko Epson Corporation, Taiwan Semiconductor Manufacturing Company, Ltd and United Microelectronics Corporation.

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

Revenue from sales to OEMs or sell-in distributors is recognized upon shipment. Revenue from sales by our sell-through distributors is recognized at the time of reported resale. Under both types of revenue recognition, persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining customer acceptance requirements and no remaining significant performance obligations. Revenue and Cost of products sold are presented net of taxes collected on behalf of government authorities.

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

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table

(In thousands)	January 3, 2015	December 28, 2013
Inventory valued at published list price and held by sell-through distributors with right of return	$50,854	$36,056
Allowance for distributor advances	(29,490)	(24,090)
Deferred cost of sales related to inventory held by sell-through distributors	(6,418)	(4,471)
Total Deferred income and allowances on sales to sell-through distributors	$14,946	$7,495

A significant portion of our revenue in fiscal 2014 was from sell-through distributors. For the fiscal years 2014, 2013 and 2012, resale of products by sell-through distributors as a percentage of our total revenue was 45%, 45% and 55%, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally three to five years for equipment and software, one to three years for tooling and thirty years for buildings. Upon disposal of Property and equipment, the accounts are relieved of the costs and related accumulated depreciation and amortization, and resulting gains or losses are reflected in the Consolidated Statements of Operations for recognized gains and losses, or in the Consolidated Balance Sheets for deferred gains and losses. Repair and maintenance costs are expensed as incurred.

Asset Impairments

Long-lived assets, including amortizable intangible assets, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We monitor the carrying value of our long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset group; (ii) actual third-party valuations; and/or (iii) information available regarding the current market for similar asset groups. If the fair value of the asset group is determined to be less than the carrying amount of the asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in our Consolidated Statement of Operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired. No impairment charges were recorded for the fiscal year ended 2014.

Valuation of Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company reviews goodwill for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating whether goodwill is impaired, the Company makes a qualitative assessment to determine if it is more likely than not that the reporting unit's fair value is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must measure the impairment loss. The impairment loss, if any, is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, no further impairment analysis is needed. For purposes of testing goodwill for impairment, the Company operates as a single reporting unit. No goodwill impairment charges were recorded for the fiscal year ended 2014.

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

Accounting for Income Taxes

The Company’s provision for income tax is comprised of its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more-likely-than-not to be recoverable against future taxable income. At January 3, 2015, U.S. income taxes were not provided on approximately $3.3 million of the undistributed earnings of our Chinese subsidiary as we intend to reinvest these earnings indefinitely. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes.

The Company’s income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. The Company’s tax filings, however, are subject to audit by the relevant tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases as well as any interest or penalties are recorded as income tax expense or benefit in the Consolidated Statements of Operations.

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

A reconciliation of basic and diluted Net income (loss) per share is presented below:

	Year Ended
(in thousands, except per share data)	January 3, 2015	December 28, 2013	December 29, 2012
Basic and diluted Net income (loss)	$48,580	$22,321	$(29,606)
Shares used in basic Net income (loss) per share	117,708	115,701	117,194
Dilutive effect of stock options, RSUs and ESPP shares	2,537	1,380	—
Shares used in diluted Net income (loss) per share	120,245	117,081	117,194
Basic Net income (loss) per share	$0.41	$0.19	$(0.25)
Diluted Net income (loss) per share	$0.40	$0.19	$(0.25)

The computation of diluted Net income (loss) per share for fiscal years 2014 and 2013, respectively, includes the effects of stock options, RSUs and ESPP shares aggregating approximately 2.5 million and 1.4 million, respectively, as they are dilutive, and excludes the effects of stock options, RSUs and ESPP shares aggregating approximately 2.6 million, 7.8 million and 10.6 million shares, for fiscal years 2014, 2013 and 2012, respectively, as they are antidilutive. Stock options, RSUs and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position, as the effects would reduce the loss per share. Stock options and RSUs that are antidilutive at January 3, 2015 could become dilutive in the future.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, auction rate securities, goodwill - including the assessment of reporting unit, intangible assets, current and deferred income taxes, accrued liabilities - including restructuring charges and bonus arrangements, deferred income and allowances on sales to sell-through distributors, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the fiscal periods presented. Actual results could differ from those estimates.

Note 2 - New Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations to only those disposals which represent a strategic shift in operations. In addition, the new guidance requires expanded disclosures about discontinued operations, including pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The new standard became effective for us on January 4, 2015. Early adoption is permitted, but only for disposals (or classifications as held-for-sale) that have not been reported in financial statements previously issued or available for issuance. We do not expect the adoption of this accounting standard update to impact our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. The new standard will become effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and related disclosures and have not yet selected a transition method.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which focuses on the consolidation evaluation for reporting organizations and requires the evaluation of whether or not certain legal entities should be consolidated. All legal entities are subject to reevaluation under the revised consolidation model. The new standard will become effective for us on January 3, 2016. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of this accounting standard update to impact our consolidated financial statements.

On January 26, 2015, we entered into an agreement to commence a cash tender offer to acquire Silicon Image, Inc. The transaction will close upon the successful tender of required shares and regulatory approval. We are currently evaluating the impact of new accounting pronouncements as they relate to this business.

Note 3 - Business Combinations and Goodwill

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

No impairment charges relating to goodwill and intangible assets have been recorded.

On January 26, 2015, we entered into an agreement to commence a cash tender offer to acquire Silicon Image, Inc., a leading provider of wired and wireless connectivity solutions, for $7.30 in cash per share, resulting in a purchase price of approximately $602.05 million, plus related fees and expenses. The transaction was approved by the board of directors of each company and is expected to close upon the successful tender of required shares and regulatory approval. The transaction will be funded through a combination of cash on hand and $350.0 million of new debt financing.

Note 4 - Marketable Securities

Our short-term marketable securities have contractual maturities of up to 2.1 years, and our long-term marketable securities had contractual maturities of up to 6.2 years. The following table summarizes the remaining maturities of our marketable securities at fair value:

(In thousands)	January 3, 2015	December 28, 2013
Short-term marketable securities:
Maturing within one year	$60,965	$51,920
Maturing between one and two years	78,268	$49,585

Long-term marketable securities:
Maturing in more than ten years	—	5,241
Total marketable securities	$139,233	$106,746

The following table summarizes the composition of our marketable securities at fair value:

(In thousands)	January 3, 2015	December 28, 2013
Short-term marketable securities:
Corporate and government bonds and notes and commercial paper	$139,233	$101,505

Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	—	5,241
Total marketable securities	$139,233	$106,746

The following table summarizes the composition of our auction rate securities:

	January 3, 2015			December 28, 2013
(In thousands)	Par Value	Fair Value	S&P Credit rating	Par Value	Fair Value	S&P Credit rating
Long-term marketable securities:
Federally-insured or FFELP guaranteed student loans	$—	$—		$5,700	$5,241	AA+

In June 2014, our remaining auction rate securities, with a par value of $5.7 million and an estimated fair value of $5.2 million, were sold for $5.5 million. As a result, we reported a gain of $1.7 million in the Consolidated Statement of Operations and relieved $1.1 million of previously unrecognized gain, net of taxes, from Accumulated other comprehensive loss in fiscal 2014.

Note 5 - Fair Value of Financial Instruments

	Fair value measurements as of January 3, 2015				Fair value measurements as of December 28, 2013
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$139,233	$139,233	$—	$—	$101,505	$101,505	$—	$—
Long-term marketable securities	—	—	—	—	5,241	—	—	5,241
Foreign currency forward exchange contracts, net	414	—	414	—	48	—	48	—
Total fair value of financial instruments	$139,647	$139,233	$414	$—	$106,794	$101,505	$48	$5,241

We invest in various financial instruments including corporate and government bonds and notes, and commercial paper. We were also invested in auction rate securities until June 2014. In addition, we enter into foreign currency forward exchange contracts to mitigate our foreign currency exchange rate exposure. The Company carries these instruments at their fair value in accordance with ASC 820. The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Level 2 instruments include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices for identical instruments in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 instruments consist of foreign currency exchange contracts entered into to hedge against fluctuation in the Japanese yen.

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our auction rate securities were classified as Level 3 instruments. Management used a combination of the market and income approach to derive the fair value of auction rate securities, which included third party valuation results, investment broker provided market information and available information on the credit quality of the underlying collateral. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity. Our Level 3 instruments were classified as Long-term marketable securities on our Consolidated Balance Sheets and were entirely made up of auction rate securities that consisted of student loan asset-backed notes. During second quarter of fiscal 2014 we sold our Level 3 instruments, which consisted entirely of auction rate securities.

There were no transfers between any of the levels during fiscal 2014, 2013 and 2012.

During the fiscal years ended January 3, 2015 and December 28, 2013, the following changes occurred in our Level 3 instruments:

	Year Ended
(In thousands)	January 3, 2015	December 28, 2013
Beginning fair value of Long-term marketable securities	$5,241	$4,717
Fair value of securities sold or redeemed	(5,488)	—
Realized gain from increase in fair value	247	—
Temporary fluctuations in fair value	—	524
Ending fair value of Long-term marketable securities	$—	$5,241

In accordance with ASC 320, “Investments-Debt and Equity Securities,” the Company recorded an unrealized loss of $0.4 million during the fiscal year ended January 3, 2015 and an unrealized gain of $0.3 million during the fiscal year ended December 28, 2013, on certain Short-term marketable securities (Level 1 instruments), which have been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. In addition, during the fiscal year ended January 3, 2015, the Company realized a gain of $1.7 million related to the sale of a portion of its Long-term marketable securities portfolio. No sale activity for Long-term marketable securities occurred during the fiscal year ended December 28, 2013.

Note 6 - Inventories

(In thousands)	January 3, 2015	December 28, 2013
Work in progress	$49,554	$32,111
Finished goods	15,371	14,111
Total inventories	$64,925	$46,222

Note 7 - Property and Equipment

(In thousands)	January 3, 2015	December 28, 2013
Land	$—	$1,456
Buildings	3,516	27,827
Computer and test equipment	158,117	154,508
Office furniture and equipment	7,028	9,122
Leasehold and building improvements	13,213	16,695
	181,874	209,608
Accumulated depreciation and amortization	(154,078)	(167,889)
	$27,796	$41,719

Depreciation expense was $11.4 million, $11.2 million and $13.6 million for fiscal years 2014, 2013 and 2012, respectively.

In November 2014, we sold land and buildings, comprising our headquarters in Hillsboro, Oregon, for net proceeds of approximately $14.6 million. This property had a historical cost of $30.9 million and accumulated depreciation of $17.9 million, resulting in a net gain on sale of $1.6 million. We leased back a portion of the facilities for a lease term of eight years, resulting in deferral of the gain, which will be amortized over the life of the lease.

Note 8 - Intangible Assets and Acquisition Related Charges

In connection with our acquisition of SiliconBlue in December 2011, we recorded identifiable intangible assets related to developed technology and customer relationships based on guidance for determining fair value under the provisions of ASC 820. The following table summarizes the details of the Company’s total purchased intangible assets:

(In thousands)	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net of amortization January 3, 2015
Developed technology	7.0	$10,700	$(4,649)	$6,051
Customer relationships	5.5	7,800	(4,314)	3,486
Total	6.3	$18,500	$(8,963)	$9,537

Amortization expense associated with these intangible assets is reported as Acquisition related charges, including amortization of intangible assets in the Consolidated Statements of Operations and amounted to $2.9 million in each of the fiscal years 2014, 2013 and 2012. We expect amortization expense related to these intangible assets to approximate $2.9 million in 2015 and 2016, $2.2 million in 2017 and $1.5 million in 2018.

Acquisition related charges, including amortization of intangible assets in the Consolidated Statements of Operations, also include severance and professional fees related to the acquisition, as well as expensed stepped up value of inventory collectively, amounting to less than $0.1 million in 2014 and 2013, and $1.2 million, in 2012, respectively.

Note 9 - Lease Obligations

Certain of our facilities are leased under operating leases, which expire at various times through 2026. Rental expense under the operating leases was $4.5 million $4.6 million and $3.7 million for fiscal years 2014, 2013 and 2012, respectively. Future minimum lease commitments at January 3, 2015 are as follows:

Fiscal year	Amount
(In thousands)
2015	$4,125
2016	3,702
2017	3,440
2018	3,449
2019	3,534
Thereafter	22,708
$40,958

Note 10 - Income Taxes

The domestic and foreign components of Income (loss) before income taxes were as follows:

	Year Ended
(In thousands)	January 3, 2015	December 28, 2013	December 29, 2012
Domestic	$6,292	$6,293	$51,859
Foreign	36,649	20,193	(60,720)
Income (loss) before taxes	$42,941	$26,486	$(8,861)

The components of the income tax (benefit) expense are as follows:

	Year Ended
(In thousands)	January 3, 2015	December 28, 2013	December 29, 2012
Current:
Federal	$329	$251	$(344)
State	5	(527)	36
Foreign	1,944	1,616	1,498
	2,278	1,340	1,190
Deferred:
Federal	(7,416)	2,549	18,000
State	(513)	342	1,487
Foreign	12	(66)	68
	(7,917)	2,825	19,555
Income tax (benefit) expense	$(5,639)	$4,165	$20,745

Income tax (benefit) expense differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
	%	%	%
Statutory federal rate	35	35	35
Adjustments for tax effects of:
State taxes, net	1	2	(2)
Research and development credits	(9)	(11)	(1)
Stock compensation	1	3	(3)
Foreign rate differential	(25)	(20)	(252)
Foreign dividends	1	—	3
Capital loss expiration	7	2	—
Valuation allowance	(23)	6	(19)
Change in uncertain tax benefit accrual	1	(1)	3
Tax rate change	(4)	(1)	—
Other	2	1	2
Effective income tax rate	(13)	16	(234)

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

During the fourth quarter of 2014, we concluded that it was more-likely-than-not that we would be able to realize the benefit of a portion of our remaining deferred tax assets, resulting in a tax benefit of $11.5 million and a federal and state net deferred tax asset of $21.3 million. We based this conclusion on improved operating results over the past two years and our expectations about generating taxable income in the foreseeable future. We exercised significant judgment and considered estimates about our ability to generate revenue, gross profits, operating income and jurisdictional taxable income in future periods under our tax structure in reaching this decision. We will continue to evaluate both positive and negative evidence in future periods to determine if additional deferred tax assets should be recognized. We do not have a valuation allowance in any foreign jurisdictions as it has been concluded it is more-likely-than-not that we will realize the net deferred tax assets in future periods. The net decrease in the total valuation allowance affecting the effective tax rate for the year ended January 3, 2015 was approximately $9.7 million.

The components of our net deferred tax assets are as follows:

(In thousands)	January 3, 2015	December 28, 2013
Deferred tax assets:
Accrued expenses and reserves	$5,416	$4,959
Stock-based and deferred compensation	5,530	4,986
Intangible assets	9,841	8,456
Fixed assets	983	828
Net operating loss carry forwards	96,543	101,144
Tax credit carry forwards	40,588	36,644
Capital loss carry forwards	4,142	6,698
Unrealized loss on securities	—	758
Other	220	143
	163,263	164,616
Less: valuation allowance	(141,215)	(150,528)
Net deferred tax assets	22,048	14,088
Deferred tax liabilities:
Other	717	969
Total deferred tax liabilities	717	969
Net deferred tax assets	$21,331	$13,119

Of the total Net deferred tax assets, $1.2 million and $1.4 million are considered current and included in Prepaid expenses and other current assets on the Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013, respectively.

At January 3, 2015, we had federal net operating loss carryforwards (pretax) of approximately $301.8 million that expire at various dates between 2023 and 2032. We had state net operating loss carryforwards (pretax) of approximately $141.3 million that expire at various dates from 2015 through 2032. We also had federal and state credit carryforwards of $17.7 million and $26.3 million of which $24.5 million do not expire. The remaining credits expire at various dates from 2015 through 2034.

Future utilization of federal and state net operating losses and tax credit carry forwards may be limited if cumulative changes to ownership exceed 50% within any three-year period, which has not occurred through fiscal 2014. However, if there is a significant change in ownership, the future utilization may be limited and the deferred tax asset would be reduced to the amount available.

At January 3, 2015, U.S. income taxes were not provided for approximately $3.3 million of the undistributed earnings of our Chinese subsidiary. We intend to reinvest these earnings indefinitely. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

At January 3, 2015, our unrecognized tax benefits associated with uncertain tax positions were $18.7 million, of which $17.4 million, if recognized, would affect the effective tax rate, subject to valuation allowance. As of January 3, 2015, interest and penalties associated with unrecognized tax benefits were $0.2 million.

The following table summarizes the changes to unrecognized tax benefits for fiscal years 2014, 2013 and 2012:

(In thousands)	Amount
Balance at December 31, 2011	21,552
Additions based on tax positions related to the current year	384
Additions based on tax positions of prior years	192
Reduction for tax positions of prior years	(26)
Settlements	(30)
Reduction as a result of lapse of applicable statute of limitations	(392)
Balance at December 29, 2012	$21,680
Additions based on tax positions related to the current year	1,600
Additions based on tax positions of prior years	68
Reduction for tax positions of prior years	—
Settlements	(338)
Reduction as a result of lapse of applicable statute of limitations	(367)
Balance at December 28, 2013	22,643
Additions based on tax positions related to the current year	770
Additions based on tax positions of prior years	—
Reduction for tax positions of prior years	(4,673)
Settlements	—
Reduction as a result of lapse of applicable statute of limitations	(67)
Balance at January 3, 2015	18,673

At January 3, 2015, it was reasonably possible that $14.2 million of unrecognized tax benefits and less than $0.1 million of associated interest and penalties could significantly change during the next twelve months. The $14.2 million potential change would represent a decrease in unrecognized tax benefits, with $14.1 million related to the valuation of our intellectual property sold to our Bermuda subsidiary, which is currently under tax authority examination. The remaining $0.1 million related to tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

Our U.S. and French income tax returns are both currently under examination for 2011 and 2012, as well as our Singapore income tax return for 2012. We are not under examination in any state jurisdictions or any other foreign jurisdictions.

We are subject to federal and state income tax as well as income tax in the various foreign jurisdictions in which we operate. Additionally, the years that remain subject to examination are 2011 for federal income taxes, 2010 for state income taxes, and 2008 for foreign income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward amount.

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. The Tax Increase Prevention Tax Act of 2014 was enacted into law in the fourth quarter of 2014 and extended the research and development tax credit through December 31, 2014. The tax benefit in each year resulting from these reinstatements of the federal research and development tax credit was offset by a valuation allowance and therefore did not impact our annual effective tax rate.

Note 11 - Restructuring

In October 2012, the Company's Board of Directors adopted the "2012 restructuring plan." In connection with this restructuring plan, the Company reduced its headcount by approximately 110 employees and eliminated certain sites, including its sites in Pennsylvania and Illinois. In connection with this action, the Company recorded Restructuring charges in the Statements of Operations of approximately $17 thousand and approximately $0.4 million during 2014 and 2013, respectively. In 2012, the Company recorded Restructuring charges of $5.4 million related to the 2012 restructuring plan and $0.7 million related to the 2011 restructuring plan which was completed during the second quarter of 2012.

The following table displays the activity related to the restructuring plans described above:

(In thousands)	Severance and related	Lease termination	Other	Total
Balance at December 31, 2011	$1,556	$26	$—	$1,582
Restructuring charges	4,277	1,083	776	6,136
Cash payments	(3,356)	(302)	(518)	(4,176)
Adjustments to prior restructuring costs	(104)	(14)	—	(118)
Balance at December 29, 2012	$2,373	$793	$258	$3,424
Restructuring charges	109	224	253	586
Cash payments	(2,315)	(740)	(225)	(3,280)
Adjustments to prior restructuring costs	(150)	91	(139)	(198)
Balance at December 28, 2013	$17	$368	$147	$532
Restructuring charges	—	1	9	10
Cash payments	(8)	(341)	(18)	(367)
Adjustments to prior restructuring costs	(9)	15	1	7
Balance at January 3, 2015	$—	$43	$139	$182

Note 12 - Common Stock Repurchase Program

On March 3, 2014, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. Under this program during fiscal 2014, approximately 1.9 million shares were repurchased for $13.1 million. At January 3, 2015, we had approximately $6.9 million remaining under the approved program. All shares repurchased under this program were retired by January 3, 2015. All repurchases were open market transactions funded from available working capital. The 2014 program was completed during February 2015 for the approved amount.

On February 27, 2013, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program was twelve months. During fiscal 2013, approximately 0.8 million shares were repurchased at $3.7 million. At December 28, 2013, we had approximately $16.3 million remaining under the approved program. All shares repurchased under this program were retired by December 28, 2013. All repurchases were open market transactions funded from available working capital.

Note 13 - Stockholders' Equity

Employee and Director Stock Options, Restricted Stock and ESPP

We have four equity incentive plans (the "1996 Stock Incentive Plan," the "2001 Stock Plan," the "2013 Incentive Plan" and the "2011 Non-Employee Director Equity Incentive Plan"). Awards granted under the 1996 Stock Incentive Plan and the 2001 Stock Plan remain outstanding, but no shares are available for future awards under these plans. Shares remain available for grants to employees and non-employee directors only under the 2013 Incentive Plan and the 2011 Non-Employee Director Equity Incentive Plan. "Incentive stock options" under Section 422 of the U.S. Internal Revenue Code and restricted stock unit ("RSU") grants are part of our equity compensation practices for employees who receive equity grants. Options and RSUs generally vest quarterly over a four-year period beginning on the grant date. The contractual terms of options granted do not exceed ten years.

At January 3, 2015, a total of 9.6 million shares of our common stock were available for future grants under the Plans. Shares subject to stock option grants that expire or are canceled, without delivery of such shares, generally become available for re-issuance under the Plans.

In May 2012, the Company's stockholders approved the 2012 Employee Stock Purchase Plan ("2012 ESPP"). The Plan authorizes the issuance of 3,000,000 shares of common stock to eligible employees to purchase shares of common stock through payroll deductions, which cannot exceed 10% of an employee's compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period. Employees are required to hold purchased shares for six months. We have treated the 2012 ESPP as a compensatory plan, and recorded related compensation expense of $0.3 million, $0.2 million and less than $0.1 million for the fiscal years 2014, 2013 and 2012, respectively. At January 3, 2015, a total of 2.5 million shares of our common stock were available for future purchases under the 2012 ESPP.

The Company's ESPP, which was amended and approved by our stockholders in May 2007 ("2007 ESPP"), permits eligible employees to purchase shares of common stock through payroll deductions, not to exceed 10% of an employee's compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period, but in no event less than the book value per share at the mid-point of each offering period. An aggregate of 5,500,000 shares of common stock have been authorized for issuance under the plan. We have treated the 2007 ESPP as a compensatory plan and recorded compensation expense related to the 2007 ESPP of $0.1 million for fiscal 2012. The 2007 ESPP was replaced with the 2012 ESPP in May 2012.

Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations was as follows:

	Year Ended
(In thousands)	January 3, 2015	December 28, 2013	December 29, 2012
Line item:
Cost of products sold	$819	$627	$525
Research and development	5,176	3,916	3,009
Selling, general and administrative	6,807	4,979	3,976
Total stock-based compensation	$12,802	$9,522	$7,510

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

Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Employee and Director Stock Options
Expected volatility	45.4% to 50.4%	51.4% to 54.3%	58.1% to 59.5%
Risk-free interest rate	1.5%-1.7%	0.7% to 1.0%	0.6% to 1.0%
Expected term	4.1 to 4.7 years	4.1 to 4.5 years	4.1 to 4.5 years
Dividend yield	—%	—%	—%
Employee Stock Purchase Plan
Weighted average expected volatility	38.7%	48.0%	50.0%
Weighted average risk-free interest rate	0.08%	0.11%	0.12%
Expected term	6 months	6 months	6 months
Dividend yield	—%	—%	—%

At January 3, 2015, there was $10.0 million of total unrecognized compensation cost related to unvested employee and director stock options, which is expected to be recognized over a weighted average period of 4.6 years. Our current practice is to issue new shares to satisfy option exercises. Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

The following table summarizes our stock option activity and related information for the year ended January 3, 2015:

(Shares and aggregate intrinsic value in thousands)	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Balance, December 28, 2013	10,441	$4.88
Granted	1,932	7.16
Exercised	(2,486)	4.41
Forfeited or expired	(512)	5.41
Balance, January 3, 2015	9,375	$5.45
Vested and expected to vest at January 3, 2015	9,375	$5.45	4.56	$14,427
Exercisable, January 3, 2015	5,114	$5.01	3.66	$9,827

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that day. This amount changes based on the fair market value of the Company's stock. Total intrinsic value of options exercised for fiscal 2014, 2013 and 2012, and was $7.8 million, $2.5 million and $3.4 million, respectively. The total fair value of options and RSUs vested and expensed in fiscal 2014, 2013 and 2012 and was $12.8 million, $9.3 million and $7.4 million, respectively.

The resultant grant date weighted-average fair values calculated using the Black-Scholes option pricing model and the noted assumptions for stock options granted were $2.93, $2.10 and $2.74 for fiscal years 2014, 2013 and 2012, respectively. The weighted average fair values calculated using the Black-Scholes option pricing model for the ESPP were $1.73, $1.29 and $1.35 for fiscal years 2014, 2013 and 2012, respectively.

The following table summarizes our RSU activity for the year ended January 3, 2015:

(Shares in thousands)	Shares	Weighted average grant date fair value
Balance at December 28, 2013	2,190	$5.49
Granted	1,316	7.50
Vested	(1,302)	5.61
Forfeited	(183)	6.18
Balance at January 3, 2015	2,021	$6.66

At January 3, 2015, there was $11.1 million of total unrecognized compensation cost related to unvested RSUs. Our current practice is to issue new shares when RSUs vest. Compensation expense for RSUs is recognized using the straight-line method over the related vesting period.

At January 3, 2015, a total of 9.6 million shares of our common stock were available for future grants under our stock option plans. Shares subject to stock option grants that expire or are canceled without delivery of such shares generally become available for re-issuance under these plans. At January 3, 2015, a total of 2.5 million shares of our common stock were available for future purchases under our ESPP.

During the fiscal year ended January 3, 2015, we granted 98,592 market-based, restricted stock units in two equal tranches, each of which vest upon achievement of certain market-based conditions. The fair values of the market-based restricted stock units were determined and fixed on the date of grant using a lattice-based option-pricing valuation model, which incorporates a Monte-Carlo simulation, and considered the likelihood that we would achieve the market-based conditions. During the first quarter of fiscal 2014, the first tranche of 49,296 restricted stock units vested and we incurred stock compensation expense related to performance based awards of $0.5 million. During the second quarter of fiscal 2014, the second tranche of 49,296 restricted stock units vested and we incurred stock compensation expense related to performance based awards of $0.2 million, amounting to a total stock compensation expense related to performance based awards of $0.7 million for the fiscal year ended January 3, 2015.

Note 14 - Employee Benefit Plans

Qualified Investment Plan

In 1990, we adopted a 401(k) plan, which provides participants with an opportunity to accumulate funds for retirement. The plan does not allow investments in the Company's common stock. The plan allows for the Company to make discretionary matching contributions in cash. The Company recorded no matching contributions in fiscal 2014 or 2013, but matched contributions for a total of $0.8 million in fiscal 2012.

2013 Cash Incentive Plan

On February 4, 2013, upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved the 2013 Cash Incentive Plan (the “2013 Cash Plan”). The Chief Executive Officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, together with all other employees of the Company not on the Company's sales incentive plan are eligible to participate in the 2013 Cash Plan. Under the 2013 Cash Plan, individual cash incentive payments for the eligible employees will be based both on Company financial performance, as measured by achievement of operating income (before incentive plan accruals) and revenue goals within specified ranges established by the Compensation Committee, and Company performance, as measured by the achievement of personal management objectives. The Compensation Committee will determine the performance of the chief executive officer, the chief financial officer and other participants based on the achievement of the management objectives established by the committee during the first fiscal quarter of 2013. There was $11.3 million of expense recorded under this plan in fiscal 2013.

2014 Cash Incentive Plan

On February 3, 2014, upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved the 2014 Cash Incentive Plan (the “2014 Cash Plan”). The Chief Executive Officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, together with all other employees of the Company not on the Company's sales incentive plan are eligible to participate in the 2014 Cash Plan. Under the 2014 Cash Plan, individual cash incentive payments for the eligible employees will be based both on Company financial performance, as measured by achievement of operating income (before incentive plan accruals) and revenue goals within specified ranges established by the Compensation Committee, and Company performance, as measured by the achievement of personal management objectives. The Compensation Committee will determine the performance of the chief executive officer, the chief financial officer and other participants based on the achievement of the management objectives established by the committee during the first fiscal quarter of 2014. There was $11.6 million of expense recorded under this plan in fiscal 2014.

Note 15 - Legal Matters

In November 2014, a patent infringement lawsuit was filed by Papst Licensing GmbH & Co., KG ("Papst") against us in the U.S. District Court for the District of Delaware. In the complaint, Papst alleges that certain of the simulator or simulation products sold by the Company may infringe one or more of the patents held by Papst. No discovery has been conducted with respect to these allegations. At this stage of the proceedings, Lattice does not have an estimate of the likelihood or the amount of any potential exposure to the Company. The Company believes that it possesses defenses to these claims and intends to vigorously defend this litigation. It is reasonably possible that the actual losses may exceed our accrued liabilities, however, and we cannot currently estimate such amount.

On or about January 29, 2015, Silicon Image, Inc., members of its Board, the Company and the Company’s wholly-owned merger acquisition subsidiary, were named as defendants in two complaints filed in Santa Clara Superior Court by alleged stockholders in connection with the proposed merger of Silicon Image and the Company. Both complaints were dated January 29, 2015 and were captioned respectively Molland v. George, et al. and Stein v. Silicon Image, Inc. et. al. Five additional complaints were subsequently filed on January 30, 2015, February 4, 2015 and February 9, 2015 in Delaware Chancery Court by alleged stockholders of Silicon Image, Inc. in connection with the Merger, captioned respectively Pfeiffer v. Martino et. al.; Lipinski v. Silicon Image, Inc. et. al.; Feldbaum et. al. v. Silicon Image, Inc. et. al; Nelson v. Silicon Image, Inc. et. al. and Partansky v. Silicon Image, Inc. et. al. The five Delaware matters were subsequently consolidated into an action captioned In re Silicon Image Stockholders Litigation by order of the Delaware Chancery Court on February 11, 2015, and a consolidated amended complaint was filed in the matter on February 13, 2015. Two complaints captioned Tapia v. Silicon Image, Inc. et. al. and Caldwel v. Silicon Image, Inc. were also filed on February 4, 2015 and February 9, 2015 in Santa Clara Superior Court by alleged stockholders in connection with the Merger. Amended complaints were filed in the Molland and Stein actions on February 11, 2015.

Each of these lawsuits are purported class actions brought on behalf of Silicon Image stockholders, asserting claims against each member of the Board for breach of fiduciary duty, and against various of the Silicon Image, Silicon Image’s Board, the Company, and the Company’s wholly-owned merger subsidiary for aiding and abetting breach of fiduciary duty. The lawsuits allege that the Merger does not appropriately value Silicon Image, was the result of an inadequate process, and includes preclusive deal devices. The amended complaints also assert that the Silicon Image’s disclosures regarding the Merger in its Schedule 14D-9 omitted material information regarding the Merger. Each of these complaints purport to seek unspecified damages and may seek injunctive relief preventing consummation of the transactions.

The Company believes that the claims in these complaints are without merit and intends to vigorously defend this litigation.
An adverse judgment for monetary damages could have an adverse effect on the operations of the Company. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.

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

Note 16 - Valuation and Qualifying Accounts

The following table displays the activity related to changes in our valuation and qualifying accounts:

(In thousands)	Balance at beginning of period	Charged (Credit) to costs and expenses	Charged to other accounts	Write-offs net of recoveries	Balance at end of period
Fiscal year ended January 3, 2015
Allowance for deferred taxes	150,528	(9,958)	645	—	141,215
Allowance for doubtful accounts	878	—	—	(3)	875
Allowance for warranty expense	—	81	—	—	81
	151,406	(9,877)	645	(3)	142,171
Fiscal year ended December 28, 2013:
Allowance for deferred taxes	149,209	1,636	(317)	—	150,528
Allowance for doubtful accounts	1,122	41	—	(285)	878
Allowance for warranty expense	—	—	—	—	—
	150,331	1,677	(317)	(285)	151,406
Fiscal year ended December 29, 2012:
Allowance for deferred taxes	$147,499	$1,652	$58	$—	$149,209
Allowance for doubtful accounts	939	286	—	(103)	1,122
Allowance for warranty expense	—	—	—	—	—
	$148,438	$1,938	$58	$(103)	$150,331

Note 17 - Segment and Geographic Information

We operate in one industry segment comprising the design, development, manufacture and marketing of high performance programmable logic devices. Our revenue by major geographic area based on ship-to location was as follows:

	Year Ended
(In thousands)	January 3, 2015		December 28, 2013		December 29, 2012
United States:	$30,848	8%	$28,506	9%	34,172	12%

China	159,155	43	148,018	45	113,585	41
Europe	59,041	16	47,459	14	48,202	17
Japan	31,207	9	26,538	8	35,696	13
Taiwan	6,691	2	6,708	2	8,276	3
Other Asia	69,778	19	64,425	19	32,254	12
Other Americas	9,407	3	10,871	3	7,071	2
Total foreign revenue	335,279	92	304,019	91	245,084	88
Total revenue	$366,127	100%	$332,525	100%	$279,256	100%

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

Revenue by Distributors

Our largest customers are often distributors and sales through distributors have historically made up a significant portion of our total revenue. Revenue attributable to resales of products by our primary distributors are as follows:

	% of Total Revenue
	2014	2013	2012
Arrow Electronics Inc. (including Nu Horizons Electronics)	24%	23%	28%
Weikeng Group	10	12	12
All others	11	10	15
All sell-through distributors	45%	45%	55%

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

Note 18 - Quarterly Financial Data (Unaudited)

A summary of the Company's consolidated quarterly results of operations is as follows:

	2014				2013
(In thousands, except per share data)	Q4 *	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenue	$83,600	$86,570	$99,320	$96,637	$89,519	$87,154	$84,694	$71,158
Gross margin	46,263	50,811	54,975	54,138	48,603	46,376	45,110	38,155
Restructuring charges	1	2	3	11	131	85	19	153
Net income (loss)	15,419	9,406	11,771	11,984	6,547	8,844	5,040	1,890

Basic net income per share	$0.13	$0.08	$0.10	$0.10	$0.06	$0.08	$0.04	$0.02
Diluted net income per share	$0.13	$0.08	$0.10	$0.10	$0.06	$0.08	$0.04	$0.02

* The fourth quarter of 2014 was a 14-week quarter as compared to the prior quarters in 2014 and 2013, which were based on our standard 13-week quarter.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lattice Semiconductor Corporation:
We have audited the accompanying consolidated balance sheets of Lattice Semiconductor Corporation and subsidiaries as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lattice Semiconductor Corporation and subsidiaries as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lattice Semiconductor Corporation’s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Portland, Oregon
March 4, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lattice Semiconductor Corporation:
We have audited Lattice Semiconductor Corporation’s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lattice Semiconductor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Lattice Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lattice Semiconductor Corporation and subsidiaries as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2015, and our report dated March 4, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Portland, Oregon
March 4, 2015

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

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

Management assessed the effectiveness of the company's internal control over financial reporting as of January 3, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on this assessment, management concluded that, as of January 3, 2015, the Company's internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has audited the Company's financial statements in this report on Form 10-K and issued its report on the effectiveness of the Company's internal control over financial reporting as of January 3, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15(d) - 15(f) under the Exchanges Act) that occurred during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement (the “Proxy Statement”) for the 2015 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we will file not later than 120 days after the end of the fiscal year covered by this report. With the exception of the information expressly incorporated by reference from the Proxy Statement, the Proxy Statement is not to be deemed filed as a part of this report.

Item 10. Directors, Executive Officers and Corporate Governance

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

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our Annual Report on Form 10-K for the year ended December 28, 2013. The procedures by which security holders may recommend nominees to our Board of Directors were described in detail in the information concerning our Nominating and Governance Committee under the caption “Board Meetings and Committees” in our Proxy Statement filed March 20, 2014.

Information regarding our Audit Committee that is required by this Item is incorporated by reference from the information concerning our Audit Committee contained under the caption “Corporate Governance and Other Matters--Board Meetings and Committees” in the Proxy Statement.

Item 11. Executive Compensation

The information contained under the captions “Executive Compensation,” "Director Compensation," “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the captions entitled “Certain Relationships and Related Transactions” and “Corporate Governance and Other Matters--Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

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

2.1
Agreement and Plan of Merger, dated January 26, 2015, by and among Lattice Semiconductor Corporation, Cayabyab Merger Company and Silicon Image, Inc. (Incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed January 27, 2015).

3.1	The Company’s Restated Certificate of Incorporation filed, as amended on June 4, 2009 (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed June 4, 2009).

3.2	The Company’s Bylaws, as amended and restated as of June 4, 2009 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed June 4, 2009).

10.16*
Lattice Semiconductor Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A for the 2007 Annual Meeting of Stockholders filed on April 5, 2007).

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

Exhibit Number	Description

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

10.74*
Lattice Semiconductor Corporation Amended 2011 Non-Employee Director Equity Incentive Plan (Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Stockholders filed on March 20, 2014).

10.75*
Lattice Semiconductor Corporation 2013 Incentive Plan (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Stockholders filed on March 20, 2014).

10.76
Office Lease, effective as of October 21, 2014, between 555 SW Oak, LLC and Lattice Semiconductor Corporation (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed October 27, 2014).

10.77*	Lattice Semiconductor Corporation 2013 Cash Incentive Plan

10.78*	Lattice Semiconductor Corporation 2014 Cash Incentive Plan

Exhibit Number	Description

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)
By:	/s/ Joe Bedewi
Joe Bedewi Corporate Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Date:	March 4, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date

Principal Executive Officer
/s/ DARIN G. BILLERBECK		March 4, 2015
Darin G. Billerbeck	President, Chief Executive Officer and Director
Principal Financial and Accounting Officer
/s/ JOE BEDEWI		March 4, 2015
Joe Bedewi	Corporate Vice President and Chief Financial Officer
Directors
/s/ ROBIN ABRAMS		March 4, 2015
Robin Abrams	Director
/s/ JOHN BOURGOIN		March 4, 2015
John Bourgoin	Director
/s/ ROBERT HERB		March 4, 2015
Robert Herb	Director
/s/ MARK JENSEN		March 4, 2015
Mark Jensen	Director
/s/ PATRICK S. JONES		March 4, 2015
Patrick S. Jones	Director
/s/ BALAJI KRISHNAMURTHY		March 4, 2015
Balaji Krishnamurthy	Director
/s/ JEFF RICHARDSON		March 4, 2015
Jeff Richardson	Director