Form 10-Q
period 2015-04-04
LATTICE SEMICONDUCTOR CORP
filed 2015-05-15
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2015
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
Commission file number 000-18032
LATTICE SEMICONDUCTOR CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware	93-0835214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 SW Fifth Ave, Ste 700, Portland, OR	97204
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer[X]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of May 8, 2015                          116,803,349

LATTICE SEMICONDUCTOR CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about: our expected timing to realize and the amount of synergies we might achieve with the acquisition of Silicon Image; a significant portion of our revenue being through our sell-through distributors; the impact of our global tax structure and expectations regarding taxes and tax adjustments; the impact of new accounting pronouncements; anticipated amounts used in acquisition valuation and purchase accounting; our ability to maintain or develop successful foundry relationships to produce new products; the anticipation that we will become increasingly dependent on revenue from newer products; the adequacy of assembly and test capacity commitments; our expectations regarding protection of and defenses to claims against our intellectual property; the finalization and settlement of litigation; our making significant future investments in research and development; our beliefs concerning the adequacy of our liquidity and facilities, and our ability to meet our operating and capital requirements and obligations; the possibility that we may revise our preliminary purchase price allocation related to our acquisition of Silicon Image, Inc.; our expectation that we will continue to transition to increasingly smaller geometry process technologies; our continued participation in consortia that develop and promote the HDMI, MHL and WirelessHD specifications, and our participation in other standard setting initiatives; the anticipated narrowing of our agent functions regarding the HDMI consortium and related reduction in adopter fees; and any other changes in the agreements relating to various intellectual property or standards consortia and their sharing of past or present fees or royalties.

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, unexpected charges, delays or results relating to our restructuring plans, unanticipated taxation requirements, or positions of the U.S. Internal Revenue Service, unexpected impacts of recent accounting guidance. In addition, actual results are subject to other risks and uncertainties that relate more broadly to our and Silicon Image’s overall business, including those more fully described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this Report.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Revenue
Product	$85,715	$96,637
Licensing and services	2,882	—
Total Revenue	88,597	96,637
Costs and expenses:
Cost of product revenue	40,672	42,499
Cost of licensing and services revenue	93	—
Research and development	27,642	21,239
Selling, general and administrative	21,088	18,749
Acquisition related charges	18,198	—
Restructuring charges	4,894	11
Amortization of acquired intangible assets	2,942	737
	115,529	83,235
(Loss) income from operations	(26,932)	13,402
Interest expense	(1,611)	(48)
Other (expense) income, net	(154)	357
(Loss) income before income taxes	(28,697)	13,711
Income tax expense	24,665	1,727
Net (loss) income	(53,362)	11,984
Less: Net loss attributable to noncontrolling interest	15	—
Net (loss) income attributable to common stockholders	$(53,347)	$11,984

Net (loss) income per share:
Basic	$(0.46)	$0.10
Diluted	$(0.46)	$0.10

Shares used in per share calculations:
Basic	116,863	116,436
Diluted	116,863	118,917

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net (loss) income	$(53,362)	$11,984
Other comprehensive (loss) income:
Unrealized loss related to marketable securities, net	(20)	(51)
Less: reclassification adjustment for losses (gains) included in other (expense) income, net	288	(9)
Translation adjustment	(6)	(176)
Defined benefit pension net actuarial losses	(157)	—
Comprehensive (loss) income	$(53,257)	$11,748
Less: Comprehensive loss attributable to noncontrolling interest	15	—
Comprehensive (loss) income attributable to common stockholders	$(53,242)	$11,748

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	April 4, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$119,642	$115,611
Short-term marketable securities	40,127	139,233
Accounts receivable, net of allowance for doubtful accounts	80,777	62,372
Inventories	80,555	64,925
Prepaid expenses and other current assets	23,334	16,281
Total current assets	344,435	398,422
Property and equipment, less accumulated depreciation of $156,927 at April 4, 2015 and $154,078 at January 3, 2015	50,512	27,796
Intangible assets, net of amortization	198,613	9,537
Goodwill	268,698	44,808
Deferred income taxes	3,501	20,105
Other long-term assets	12,058	9,862
Total assets	$877,817	$510,530

Liabilities, Noncontrolling Interests and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (includes restructuring)	$78,309	$32,171
Accrued payroll obligations	18,895	13,629
Current portion of long-term debt	122	—
Deferred income and allowances on sales to sell-through distributors	19,586	14,946
Deferred license revenue	344	—
Total current liabilities	117,256	60,746
Long-term debt	338,378	—
Other long-term liabilities	26,024	8,809
Total liabilities	481,658	69,555
Commitments and contingencies
Redeemable noncontrolling interest	7,207	—
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 116,886,000 shares issued and 116,675,000 shares outstanding as of April 4, 2015 and 117,288,000 shares issued and outstanding as of January 3, 2015	1,169	1,173
Additional paid-in capital	637,906	635,299
Treasury stock, at cost	(1,384)	—
Accumulated deficit	(246,960)	(193,613)
Accumulated other comprehensive loss	(1,779)	(1,884)
Total stockholders' equity	388,952	440,975
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$877,817	$510,530
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Cash flows from operating activities:
Net (loss) income	$(53,362)	$11,984
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,904	5,860
Amortization of debt issuance costs and discount	284	—
Change in deferred income tax provision	23,791	1,275
Loss (gain) on sale of marketable securities	288	(9)
Stock-based compensation expense	5,621	3,090
Changes in assets and liabilities:
Accounts receivable, net	12,294	(16,589)
Inventories	5,210	(11,958)
Prepaid expenses and other current assets	(62)	(997)
Accounts payable and accrued expenses (includes restructuring)	(2,707)	5,356
Accrued payroll obligations	(3,007)	(4,597)
Deferred income and allowances on sales to sell-through distributors	3,770	9,485
Deferred license revenue	(39)	—
Net cash (used in) provided by operating activities	(15)	2,900
Cash flows from investing activities:
Proceeds from sales or maturities of short-term marketable securities	108,881	13,150
Purchases of marketable securities	(4,005)	(19,050)
Cash paid for business acquisition, net of cash acquired	(425,890)	—
Capital expenditures, net	(2,878)	(2,395)
Cash paid for a non-marketable cost-method investment	(1,500)	—
Other investing activities, primarily time-based software licenses	(1,523)	(798)
Net cash used in investing activities	(326,915)	(9,093)
Cash flows from financing activities:
Net share settlement upon issuance of restricted stock units	(1,126)	(1,549)
Purchases of treasury stock	(6,993)	—
Net proceeds from issuance of common stock	866	5,774
Net proceeds from issuance of long-term debt	346,500	—
Cash paid for debt issuance costs	(8,280)	—
Net cash provided by financing activities	330,967	4,225
Effect of exchange rate change on cash	(6)	(176)
Net increase (decrease) in cash and cash equivalents	4,031	(2,144)
Beginning cash and cash equivalents	115,611	114,310
Ending cash and cash equivalents	$119,642	$112,166
Supplemental cash flow information:
Change in unrealized gain (loss) related to marketable securities, net, included in Accumulated other comprehensive (loss) income	$268	$(60)
Income taxes paid, net of refunds	$1,063	$380
Accrued purchases of plant and equipment	$(433)	$(68)
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies:

The accompanying Consolidated Financial Statements are unaudited and have been prepared by Lattice Semiconductor Corporation (“Lattice,” the “Company,” “we,” “us,” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in our opinion include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.
We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our first quarter of fiscal 2015 and first quarter of fiscal 2014 ended on April 4, 2015 and March 29, 2014, respectively. All references to quarterly, three months ended financial results are references to the results for the relevant 13-week fiscal period.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Lattice and its subsidiaries after the elimination of all intercompany balances and transactions.

Cash Equivalents and Marketable Securities

We consider all investments that are readily convertible into cash and have original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of highly liquid investments in time deposits or money market accounts and are carried at cost. We account for marketable securities as available-for-sale investments, as defined by U.S. GAAP, and record unrealized gains or losses to Accumulated other comprehensive loss on our Consolidated Balance Sheets, unless losses are considered other than temporary, in which case, those are recorded directly to the Consolidated Statements of Operations and Statements of Comprehensive (Loss) Income.

Fair Value of Financial Instruments

We invest in various financial instruments including corporate and government bonds, notes and commercial paper. In the past we have also invested in auction rate securities. We valued these instruments at their fair value and monitored the portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, we record an impairment charge and establishes a new carrying value. We assess other than temporary impairment of marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements.” The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Derivative Financial Instruments

We mitigate foreign currency exchange rate risk by entering into foreign currency forward exchange contracts. At April 4, 2015 and January 3, 2015, we had open foreign exchange contracts of $5.6 million and $4.2 million, respectively. Two contracts outstanding at April 4, 2015 which settled in April 2015; six contracts will settle in June 2015 and two will settle in June 2016. Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges under GAAP and as such are adjusted to fair value through Other (expense) income, net, with an impact of less than $0.5 million for the periods reported in the Consolidated Statements of Operations. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Concentration Risk

Potential exposure to concentration risk consists primarily of revenue, cash and cash equivalents, marketable securities, trade receivables and supply of wafers for our new products.

Our top five end customers constituted approximately 35% of our revenue for the first quarter of fiscal 2015, compared to approximately 51% for the first quarter of fiscal 2014.

Our two largest end customers accounted for approximately 10% each of total revenue in the first quarter of fiscal 2015 and 23% and 14% of total revenue in the first quarter of fiscal 2014. No other customers accounted for more than 10% in either quarter.

Concentration of credit risk with respect to trade receivables is mitigated by our credit and collection process including active management of collections, credit limits, routine credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. Accounts receivable do not bear interest and are shown net of allowances for doubtful accounts of $0.9 million and $0.9 million at April 4, 2015 and January 3, 2015, respectively. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

We place our investments primarily through two financial institutions and mitigate the concentration of credit risk by limiting the maximum portion of the investment portfolio which may be invested in any one instrument. Our investment policy defines approved credit ratings for investment securities. Investments on-hand in marketable securities consisted primarily of money market instruments, “AA” or better corporate notes and bonds and commercial paper, and U.S. government agency obligations. See Note 5 for a discussion of the liquidity attributes of our marketable securities.

We rely on a limited number of foundries for our wafer purchases including Fujitsu Limited, Seiko Epson Corporation, Taiwan Semiconductor Manufacturing Company, Ltd, and United Microelectronics Corporation.

Revenue Recognition and Deferred Income

We sell our products directly to end customers, through a network of independent manufacturers' representatives, and indirectly through a network of independent sell-in and sell-through distributors. Distributors provide periodic data regarding the product, price, quantity, and end customer when products are resold, as well as the quantities of our products they still have in stock.

Revenue from sales to original equipment manufacturers ("OEMs") and sell-in distributors is generally recognized upon shipment. Reserves for sell-in stock rotations, where applicable, are estimated based primarily on historical experience and provided for at the time of shipment. Revenue from sales by our sell-through distributors is recognized at the time of reported resale. Under both types of revenue recognition, persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining customer acceptance requirements and no remaining significant performance obligations.

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

For sell-through distributors, at the time of shipment to distributors, we (a) record Accounts receivable at published list price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (b) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (c) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to sell-through distributors in the liability section of our Consolidated Balance Sheets. The final price is set at the time of resale and is determined in accordance with a distributor price agreement. Revenue and cost of sales to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net (loss) income, and Accounts receivable, net are adjusted to reflect the final selling price.

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table:

(In thousands)	April 4, 2015	January 3, 2015
Inventory valued at published list price and held by sell-through distributors with right of return	$56,489	$50,854
Allowance for distributor advances	(30,440)	(29,490)
Deferred cost of sales related to inventory held by sell-through distributors	(6,463)	(6,418)
Total Deferred income and allowances on sales to sell-through distributors	$19,586	$14,946

A significant portion of our revenue in the first quarter of fiscal 2015 was from sell-through distributors. Resale of products by sell-through distributors as a percentage of total revenue was 48% for the three months ended April 4, 2015, and 39% for the three months ended March 29, 2014.

We must use estimates and apply judgment to reconcile sell-through distributors' reported inventories to their activities. Errors in our estimates or judgments could result in inaccurate reporting of our Revenue, Cost of products sold, Deferred income and allowances on sales to sell-through distributors, and Net (loss) income.

Licensing and Services Revenue

Our licensing and services revenue is comprised of revenue from our intellectual property ("IP") core licensing activity, patent monetization activities, device management system and remote support services and royalty and adopter fee revenue from our standards activities. These activities are complementary to our product sales and help us monetize our intellectual property and accelerate market adoption curves associated with our technology and standards.
We enter into IP licensing agreements that generally provide licensees the right to incorporate the Company’s IP components in their products pursuant to terms and conditions that vary by licensee. Revenue earned under these agreements is classified as licensing revenue. Our IP licensing agreements generally include multiple elements, which may include one or more off-the-shelf or customized IP licenses bundled with support services covering a fixed period of time, generally one year. If the different elements of a multiple-element arrangement qualify as separate units of accounting, we allocate the total arrangement consideration to each element based on relative selling price.

Amounts allocated to off-the-shelf IP licenses are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the support services are deferred and recognized on a straight-line basis over the support period, generally one year. Certain licensing agreements provide for royalty payments based on agreed upon royalty rates, which may be fixed or variable depending on the terms of the agreement. The amount of revenue we recognize is based on a specified time period or on the agreed-upon royalty rate multiplied by the number of units shipped by the customer.

From time to time, we enter into IP licensing agreements that involve significant modification, customization or engineering services. Revenues derived from these contracts are accounted for using the percentage-of-completion method or completed contract method. The completed contract method is used for contracts where there is a risk of final acceptance by the customer or for short-term contracts. HDMI royalty revenue is determined by a contractual allocation formula agreed to by the members ("Founders") of the HDMI consortium. Evidence of an arrangement, as to HDMI royalty revenue, is deemed complete when all of the Founders agree on the royalty sharing formula.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, goodwill (including the assessment of reporting unit), intangible assets, current and deferred income taxes, accrued liabilities (including restructuring charges and bonus arrangements), deferred income and allowances on sales to sell-through distributors, disclosure of contingent assets and liabilities at the date of the financial statements, anticipated amounts used in acquisition valuations and purchase accounting, and the reported amounts of revenue and expenses during the fiscal periods presented. Actual results could differ from those estimates.

Note 2 - New Accounting Pronouncements:

In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations to only those disposals which represent a strategic shift in operations. In addition, the new guidance requires expanded disclosures about discontinued operations, including pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The new standard became effective for us on January 4, 2015 and did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. The new standard will become effective for us on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and related disclosures and have not yet selected a transition method. In April 2015, the FASB proposed a one year deferral of the effective date with early adoption permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that year.

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

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Cost". The ASU requires debt issuance costs associated with a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. An entity should apply the new guidance on a retrospective basis. We adopted this ASU effective with this filing for the first quarter of fiscal year 2015.

Note 3 - Net (Loss) Income per Share:

We compute basic net (loss) income per share by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units ("RSUs"), Employee Stock Purchase Plan ("ESPP") shares and treasury stock. Our application of the treasury stock method includes, as assumed proceeds, the average unamortized stock-based compensation expense for the period and the impact of the pro forma deferred tax benefit or cost associated with stock-based compensation expense. When we are in a net loss position, the treasury stock method is not used.

A reconciliation of basic and diluted Net (loss) income per share is presented below:

	Three Months Ended
(in thousands, except per share data)	April 4, 2015	March 29, 2014
Basic and diluted Net (loss) income	$(53,347)	$11,984
Shares used in basic Net (loss) income per share	116,863	116,436
Dilutive effect of stock options, RSUs and ESPP shares	—	2,481
Shares used in diluted Net (loss) income per share	116,863	118,917
Basic Net (loss) income per share	$(0.46)	$0.10
Diluted Net (loss) income per share	$(0.46)	$0.10

The computation of diluted Net (loss) income per share for the three months ended April 4, 2015 excludes the effects of stock options, RSUs, and ESPP shares, aggregating approximately 11.5 million which are antidilutive. The computation of diluted Net income per share for the three months ended March 29, 2014 includes the effects of stock options, RSUs, and ESPP shares, aggregating approximately 2.5 million, which are dilutive, and excludes the effects of stock options, RSUs and ESPP shares aggregating approximately 5.3 million, which are antidilutive. Stock options, RSUs and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position, as the effects would reduce the loss per share. Stock options, RSUs and ESPP shares that are antidilutive at April 4, 2015 could become dilutive in the future.

Note 4 - Marketable Securities:

Our short-term marketable securities have contractual maturities of up to two years. The following table summarizes the remaining maturities of our marketable securities at fair value:

(In thousands)	April 4, 2015	January 3, 2015
Short-term marketable securities:
Maturing within one year	$17,635	$60,965
Maturing between one and two years	22,492	78,268
Total marketable securities	$40,127	$139,233

The following table summarizes the composition of our marketable securities at fair value:

(In thousands)	April 4, 2015	January 3, 2015
Short-term marketable securities:
Corporate and government bonds and notes and commercial paper	$34,498	$139,233
Certificates of deposit	5,629	—
Total marketable securities	$40,127	$139,233

Note 5 - Fair Value of Financial Instruments:

	Fair value measurements as of April 4, 2015				Fair value measurements as of January 3, 2015
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$40,127	$34,498	$5,629	$—	$139,233	$139,233	$—	$—
Foreign currency forward exchange contracts, net	339	—	339	—	414	—	414	—
Total fair value of financial instruments	$40,466	$34,498	$5,968	$—	$139,647	$139,233	$414	$—

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

Level 2 instruments include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices for identical instruments in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 instruments consist of certificates of deposit and foreign currency exchange contracts, entered into to hedge against fluctuation in the Japanese yen.

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

There were no transfers between any of the levels during the first three months of fiscal 2015 or 2014.

During the three months ended April 4, 2015 and March 29, 2014, the following changes occurred in our Level 3 instruments:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014
Beginning fair value of Long-term marketable securities	$—	$5,241
Fair value of securities sold or redeemed	—	—
Ending fair value of Long-term marketable securities	$—	$5,241

In the second quarter of fiscal 2014, we sold our remaining auction rate securities, with a par value of $5.7 million and an estimated fair value of $5.2 million.

In accordance with ASC 320, “Investments-Debt and Equity Securities,” we recorded an unrealized loss of $0.1 million during each the three months ended April 4, 2015 and March 29, 2014 on certain Short-term marketable securities (Level 1 instruments), which have been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If we were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially adverse effect on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive loss.

Note 6 - Inventories:

(In thousands)	April 4, 2015	January 3, 2015
Work in progress	$58,236	$49,554
Finished goods	22,319	15,371
Total inventories	$80,555	$64,925

Note 7 - Business Combinations and Goodwill:

On March 10, 2015, we acquired 100% of the outstanding equity of Silicon Image, Inc. ("Silicon Image"), a provider of video, audio and data connectivity solutions for the mobile, consumer electronics, and personal computer markets.

The preliminary fair value of the purchase price consideration consisted of the following:

(In thousands)	Estimated Fair Value
Cash paid to Silicon Image stockholders	$575,955
Cash paid for options and restricted stock units	2,205
Accrual for options and restricted stock units	5,178
Fair value of partially vested assumed equity awards	5,139
Total purchase consideration	$588,477

There is no contingent consideration included in the determination of the purchase consideration.

We have preliminarily allocated the purchase price consideration to the tangible and identified intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. Our preliminary allocation of the total purchase price is as follows:

(In thousands)	Estimated Fair Value
Assets acquired:
Cash, cash equivalents and short-term investments	$157,923
Accounts receivable	30,677
Inventory	20,839
Other current assets	7,183
Property, plant and equipment	23,429
Other non-current assets	1,573
Intangible assets	192,079
Goodwill	223,890
Total assets acquired	657,593
Liabilities assumed
Accounts payable and other accrued liabilities	46,350
Other current liabilities	1,252
Long-term liabilities	14,342
Redeemable noncontrolling interest	7,172
Total liabilities assumed	69,116
Fair value of net assets acquired	$588,477

The following table presents details of the identified intangible assets acquired through the acquisition of Silicon Image:

(In thousands)	Asset Life in Years	Fair Value
Developed technology	3-5	$125,000
Customer relationships	4-7	29,458
Licensed technology	3-5	1,852
Patents	5	769
Total identified finite-lived intangible assets		157,079
In-process research and development	indefinite	35,000
Total identified intangible assets		$192,079

We do not believe there is any significant residual value associated with these intangible assets. We are amortizing the intangible assets using the straight-line method over their estimated useful lives. The estimation of the fair values of the intangible assets required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value such as present value factors, and estimates of future revenues and costs.

The Company is currently completing its evaluation of information and assumptions used in the recognition and determination of the purchase price allocation. This includes reviewing information, inputs, assumptions, and valuation methodologies used to estimate consideration, liabilities, taxes, intangible assets, deferred revenue, inventory, and fixed assets. The purchase price allocation is based on the preliminary valuation and is our best estimate as of the filing date of this 10-Q. The purchase price allocation will be subject to revision as more detailed analysis is performed and completed.

Silicon Image’s results of operations and the estimated fair value of the assets acquired and liabilities assumed are included in Lattice's unaudited consolidated financial statements effective March 11, 2015. Silicon Image's revenue and net loss for the period from March 11, 2015 through April 4, 2015 were approximately $12 million and $14.8 million, respectively. Acquisition related charges, which were expensed as incurred, were approximately $8 million.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill recognized in the acquisition of Silicon Image was derived from expected benefits from cost synergies and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill will not be amortized, but will instead be tested for impairment annually or more frequently if certain indicators of impairment are present. Goodwill impairment is not expected to be tax deductible for income tax purposes. No impairment charges relating to goodwill or intangible assets were recorded for the first three months of 2015 or 2014 as no indicators of impairment were present. The goodwill balance of $268.7 million at April 4, 2015 is comprised of $44.8 million from prior acquisitions combined with the $223.9 million from the acquisition of Silicon Image.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Silicon Image as if the merger occurred on December 29, 2013, the first day of our 2014 fiscal year. The pro forma financial information for the periods presented includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to share-based compensation expense, and interest expense for the additional indebtedness incurred as part of the acquisition. The total of nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings for the three months ended March 29, 2014 and excluded in the reported pro forma revenue and earnings for the three months ended April 4, 2015 was $26.3 million related to acquisition-related charges. The pro forma financial information as presented below is for informational purposes only, is based on certain assumptions and estimates, and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the first period presented.

The unaudited pro forma financial information for the three months ended April 4, 2015 combined the historical results of the Company for the three months ended April 4, 2015, the historical results of Silicon Image for the three months ended April 4, 2015, and the effects of the pro forma adjustments described above.

The unaudited pro forma financial information for the three months ended March 29, 2014 combined the historical results of the Company for the three months ended March 29, 2014, the historical results of Silicon Image for the three months ended March 29, 2014, and the effects of the pro forma adjustments described above.

	Three Months Ended
(Dollars in thousands, except per share amounts)	April 4, 2015	March 29, 2014
Total revenues	$133,498	$158,198
Net loss attributable to common stockholders	$(48,288)	$(28,241)
Basic net loss per share	$(0.41)	$(0.24)
Diluted net loss per share	$(0.41)	$(0.24)

The pro forma adjustments did not have any impact on the pro forma combined provision for income taxes for the three months ended April 4, 2015 and March 29, 2014 due to net loss positions and valuation allowances on deferred income tax assets in those periods.

Note 8 - Intangible Assets:

In connection with our acquisitions of Silicon Image in March 2015 and SiliconBlue in December 2011 we recorded identifiable intangible assets related to developed technology, customer relationships, licensed technology, patents and in-process research and development based on guidance for determining fair value under the provisions of ASC 820. The following table summarizes the details of our total purchased intangible assets:

(In thousands)	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net of amortization April 4, 2015
Developed technology	4.7	$135,700	$(6,873)	$128,827
Customer relationships	5.5	37,258	(5,032)	32,226
Licensed technology	2.5	1,852	(50)	1,802
Patents	5	769	(11)	758
Total identified finite-lived intangible assets		175,579	(11,966)	163,613
In-process research and development	indefinite	35,000	—	35,000
Total identified intangible assets		$210,579	$(11,966)	$198,613

We recorded amortization expense on the Consolidated Statements of Operations as follows:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014
Research and development	$61	$—
Amortization of acquired intangible assets	2,942	737
	$3,003	$737

The annual expected amortization expense of acquired intangible assets with finite lives is as follows:

(In thousands)	Amount
2015 (remaining 9 months)	$27,491
2016	36,452
2017	35,635
2018	29,752
Thereafter	34,283
Total	$163,613

Note 9 - Changes in Stockholders' Equity and Accumulated Other Comprehensive Loss:

(In thousands)	Common stock	Additional Paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive loss	Total
Balances, January 3, 2015	$1,173	$635,299	$—	$(193,613)	$(1,884)	$440,975
Net loss attributable to common stockholders for the three months ended April 4, 2015	—	—	—	(53,347)	—	(53,347)
Unrealized loss related to marketable securities, net	—	—	—	—	(20)	(20)
Recognized loss on redemption of marketable securities, previously unrealized	—	—	—	—	288	288
Translation adjustments	—	—	—	—	(6)	(6)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of tax	4	(264)	—	—	—	(260)
Stock repurchase	—	—	(6,993)	—	—	(6,993)
Retirement of treasury stock	(8)	(5,601)	5,609	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	3,384	—	—	—	3,384
Fair value of stock options and RSUs assumed in business acquisition	—	5,139	—	—	—	5,139
Defined benefit pension net actuarial losses	—	—	—	—	(157)	(157)
Other	—	(51)	—	—	—	(51)
Balances, April 4, 2015	$1,169	$637,906	$(1,384)	$(246,960)	$(1,779)	$388,952

On March 3, 2014, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program was twelve months. During fiscal 2014, approximately 1.9 million shares were repurchased for $13.1 million. The 2014 program was completed during the three months ended April 4, 2015, during which approximately 1.1 million shares were repurchased for $7.0 million.

Note 10 - Income Taxes:

For the three months ended April 4, 2015 and March 29, 2014, we recorded an income tax provision of approximately $24.7 million and $1.7 million, respectively. The income tax provision for the three months ended April 4, 2015 represents tax at the federal, state and foreign statutory tax rates adjusted for withholding taxes, changes in uncertain tax positions, changes in the U.S. valuation allowance, as well as other non-deductible items in the United States and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate is primarily due to a valuation allowance increase in the United States and income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, because we intend to permanently reinvest these earnings outside of the United States.

During the first quarter of 2015, we concluded that it was not more-likely-than-not that we would be able to realize the benefit of our remaining U.S. deferred tax assets, resulting in an increase to the valuation allowance and an increase to the tax provision of $21.0 million. We based this conclusion on changes to our expected operations in the United States as a result of the acquisition of Silicon Image. We exercised significant judgment and considered estimates about our ability to generate revenue and gross profits sufficient enough to offset expenditures in future periods within the United States.

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

We believe that it is reasonably possible that $15.2 million of unrecognized tax benefits and less than $0.1 million of associated interest and penalties could be recognized during the next twelve months. The $15.2 million potential change would represent a decrease in unrecognized tax benefits, with $14.1 million related to the valuation of our intellectual property sold to one of our subsidiaries, which is currently under tax authority examination. The remaining $1.1 million relates to tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

We have U.S. federal NOL carryforwards that expire at various dates between 2023 and 2035. We have state net operating loss carryforwards that expire at various dates from 2015 through 2035. We also have federal and state credit carryforwards, some not expiring and others expiring at various dates from 2015 through 2034.

We are not currently paying U.S. federal income taxes and do not expect to pay such taxes until we fully utilize our tax NOL and credit carryforwards. We expect to pay a nominal amount of state income tax. We are paying foreign income and withholding taxes, which are reflected in Income tax expense in our Consolidated Statements of Operations and are primarily related to the cost of operating offshore activities and subsidiaries. We accrue interest and penalties related to uncertain tax positions in the Income tax expense.

Note 11 - Restructuring:

In March 2015, our Board of Directors approved an internal restructuring plan (the "Plan"), in connection with our acquisition of Silicon Image, involving the Company and certain of its subsidiaries. The Plan is designed to realize synergies from the acquisition by eliminating redundancies created as a result of combining the two companies. The total cost of the plan is expected to be in the range of $20 million to $25 million and is expected to be substantially completed by the end of fiscal 2015. During the first quarter of 2015, we recorded severance and related expenses of $4.9 million, which is included in Restructuring charges in our Consolidated Statements of Operations.

The following table displays the activity related to restructuring:

(In thousands)	Severance and related	Lease Terminations, Outside Services and Facilities	Other	Total
Balance at December 28, 2013	$17	$368	$147	$532
Restructuring Charges	—	—	9	9
Cash Payments	(8)	(266)	(16)	(290)
Adjustments to prior restructuring costs	(9)	11	—	2
Balance at March 29, 2014	$—	$113	$140	$253

Balance at January 3, 2015	$—	$43	$139	$182
Restructuring Charges	4,893	—	—	4,893
Cash Payments	—	(9)	(139)	(148)
Adjustments to prior restructuring costs	—	1	—	1
Balance at April 4, 2015	$4,893	$35	$—	$4,928

Note 12 - Long-Term Debt:

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million after deduction of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the LIBOR, subject to a 1.00% floor, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 6.16%.

The Term Loan is payable through a combination of quarterly installments of approximately $0.9 million beginning on July 4 2015, and annual excess cash flow payments, as defined in the Credit Agreement, beginning in the second quarter of 2016. Payments could also be due upon certain issuances of additional indebtedness, and certain asset dispositions, with any remaining outstanding principal amount due and payable on the Term Loan Maturity Date. The percentage of excess cash flow we are required to pay ranges from 0% to 75%, depending on our leverage. Currently, the Credit Agreement would require a 75% excess cash flow payment. The Credit Agreement also contains certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends and indebtedness, but the Credit Agreement does not contain financial covenants.

The original issue discount and the debt issuance costs have been accounted for as a reduction to the carrying value of the Term Loan on our Consolidated Balance Sheets and are being amortized to Interest expense in our Consolidated Statements of Operations over the contractual term, using the effective interest method.

The carrying value of the Term Loan is reflected in our Consolidated Balance Sheets as follows:

(In thousands)	April 4, 2015	March 29, 2015
Principal amount	$350,000	$—
Unamortized original issue discount and debt issuance costs	(11,500)	—
Less current portion of Long-term debt	(122)	—
Long-term debt	$338,378	$—

Interest expense related to the Term Loan was included in Interest expense on the Consolidated Statements of Operations as follows:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014
Contractual interest	$1,327	$—
Amortization of debt issuance costs and discount	284	—
Total Interest expense related to the Term Loan	$1,611	$—

Note 13 - Stock-Based Compensation:

Total stock-based compensation expense included in our Consolidated Statements of Operations was as follows:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014
Line item:
Cost of products sold	$240	$166
Research and development	1,509	1,034
Selling, general and administrative	1,635	1,890
Acquisition related charges	3,891	$—
Total stock-based compensation	$7,275	$3,090

During the first quarter of 2015, we granted approximately 306,000 stock options with a market condition to certain executives. The options have a two year vesting and vest between 0% and 200% of the target amount, based on the Company's relative Total Shareholder Return (TSR) when compared to the TSR of a component of companies of the PHLX Semiconductor Sector Index over a two year period. The fair values of the options were determined and fixed on the date of grant using a lattice-based option-pricing valuation model, which incorporates a Monte-Carlo simulation, and considered the likelihood that we would achieve the market condition. TSR is a measure of stock price appreciation plus dividends paid, if any, in the performance period. As of April 4, 2015, 306,000 market-based stock options were outstanding. In the first quarter of 2015, we incurred stock compensation expense of $0.1 million related to these market condition awards.

Total stock-based compensation for the first quarter 2015 was $7.3 million, of which $1.7 million was cashed out during the first quarter 2015 and $2.2 million was accrued in Accrued payroll obligations on the Consolidated Balance Sheets as of the end of the first quarter 2015, to be paid out subsequent to quarter-end.

Note 14 - Legal Matters

On or about January 29, 2015, Silicon Image, members of its Board, the Company and the Company’s wholly-owned merger acquisition subsidiary, were named as defendants in two complaints filed in Santa Clara Superior Court by alleged stockholders of Silicon Image in connection with the proposed merger of Silicon Image and the Company. Both complaints were dated January 29, 2015 and were captioned respectively Molland v. George, et al. and Stein v. Silicon Image, Inc. et. al. Five additional complaints were subsequently filed on January 30, 2015, February 4, 2015 and February 9, 2015 in Delaware Chancery Court by alleged stockholders of Silicon Image, Inc. in connection with the Merger, captioned respectively Pfeiffer v. Martino et. al.; Lipinski v. Silicon Image, Inc. et. al.; Feldbaum et. al. v. Silicon Image, Inc. et. al; Nelson v. Silicon Image, Inc. et. al. and Partansky v. Silicon Image, Inc. et. al. The five Delaware matters were subsequently consolidated into an action captioned In re

Silicon Image Stockholders Litigation by order of the Delaware Chancery Court on February 11, 2015, and a consolidated amended complaint was filed in the matter on February 13, 2015. Two complaints captioned Tapia v. Silicon Image, Inc. et. al. and Caldwel v. Silicon Image, Inc. were also filed on February 4, 2015 and February 9, 2015 in Santa Clara Superior Court by alleged stockholders in connection with the merger. Amended complaints were filed in the Molland and Stein actions on February 11, 2015. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to the Company. We believe that we possess defenses to these claims and intend to vigorously defend this litigation. Currently, we are unable to estimate a potential range of loss, if any.

Each of these lawsuits are purported class actions brought on behalf of Silicon Image stockholders, asserting claims against each member of the Board for breach of fiduciary duty, and against various of the Silicon Image, Silicon Image’s Board, the Company, and the Company’s wholly-owned merger subsidiary for aiding and abetting breach of fiduciary duty. The lawsuits allege that the Merger does not appropriately value Silicon Image, was the result of an inadequate process, and includes preclusive deal devices. The amended complaints also assert that the Silicon Image’s disclosures regarding the Merger in its Schedule 14D-9 omitted material information regarding the Merger. Each of these complaints purport to seek unspecified damages and may seek injunctive relief preventing consummation of the transactions. The parties have reached a tentative settlement agreement in the Delaware case, subject to court approval, which we consider to be immaterial to our Consolidated Statements of Operations. The California cases are ongoing but are subject to a motion to stay which will be heard on or about May 23, 2015.

In November 2014, a patent infringement lawsuit was filed by Papst Licensing GmbH & Co., KG ("Papst") against us in the U.S. District Court for the District of Delaware. In the complaint, Papst alleges that certain of the simulator or simulation products sold by the Company may infringe one or more of the patents held by Papst. No discovery has been conducted with respect to these allegations. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to the Company. We believe that we possess defenses to these claims and intend to vigorously defend this litigation. Currently, we are unable to estimate a potential range of loss, if any.

In March 2014, the China National Development and Reform Commission ("NDRC") notified HDMI Licensing, LLC, a wholly-owned subsidiary of the Company and the agent for and entity charged with administering the HDMI specification, that the NDRC was investigating HDMI’s licensing activities in China under the Chinese Anti-Monopoly Law ("AML"). A broad range of remedies with respect to business practices deemed to violate the AML is potentially available to the NDRC, including but not limited to issuing an order to cease conduct deemed illegal, confiscating gains deemed illegally obtained, imposing a fine and requiring modifications to business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the NDRC. The Company continues to cooperate with the NDRC as it conducts its investigation. HDMI Licensing, LLC and the Company will continue to defend themselves vigorously in the foregoing matter. However, litigation and administrative proceedings are inherently uncertain. Accordingly, the outcome of this matter cannot be predicted. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to the Company.

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

Note 15 - Segment and Geographic Information:

Lattice has two operating segments: the core Lattice ("Core") business, which includes intellectual property and semiconductor devices, and Qterics, a discrete software-as-a-service business unit in the Lattice legal entity structure. Although these two operating segments constitute two reportable segments, we combine Qterics with our Core business and report them together as one reportable segment due to the immaterial nature of the Qterics segment.

Our revenue by major geographic area, based on ship-to location, was as follows:

	Three Months Ended
(In thousands)	April 4, 2015		March 29, 2014
Asia	$62,534	70%	$72,744	75%
Europe	16,467	19	14,710	15
Americas	9,596	11	9,183	10
Total revenue	$88,597	100%	$96,637	100%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lattice Semiconductor (“Lattice,” the “Company,” “we,” “us,” or “our”) engages in smart connectivity solutions, providing intellectual property and low-power, small form-factor devices that enable global customers to quickly deliver innovative and differentiated cost and power efficient products. The Company's broad end-market exposure extends from consumer electronics to industrial equipment, communications infrastructure and licensing.
Lattice was founded in 1983 and is headquartered in Portland, Oregon. The Company acquired Silicon Image, Inc. ("Silicon Image") in March 2015. Silicon Image is engaged in setting industry standards including the HDMI®, DVI®, MHL® and WirelessHD® standards. Our results included the results of Silicon Image for the period from March 11, 2015 through April 4, 2015.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes, other than accounting for licensing revenue, during the three months ended April 4, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on form 10-K for the fiscal year ended January 3, 2015.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, goodwill (including the assessment of reporting unit), intangible assets, current and deferred income taxes, accrued liabilities (including restructuring charges and bonus arrangements), deferred income and allowances on sales to sell-through distributors, disclosure of contingent assets and liabilities at the date of the financial statements, amounts used in acquisition valuations and purchase accounting, and the reported amounts of revenue and expenses during the fiscal periods presented. Actual results could differ from those estimates.

Results of Operations*

Key elements of our Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended
(In thousands)	April 4, 2015		March 29, 2014
Revenue	$88,597	100.0%	$96,637	100.0%
Gross margin	47,832	54.0	54,138	56.0
Research and development	27,642	31.2	21,239	22.0
Selling, general and administrative	21,088	23.8	18,749	19.4
Acquisition related charges	18,198	20.5	—	—
Restructuring charges	4,894	5.5	11	—
Amortization of acquired intangible assets	2,942	3.3	737	0.8
(Loss) income from operations	$(26,932)	(30.4)%	$13,402	13.9%

* Lattice acquired Silicon Image on March 10, 2015. Results of Operations include the financial results of Silicon Image for the period from March 11, 2015 through April 4, 2015. Silicon Image's revenue and net loss for that period were approximately $12 million and $14.8 million, respectively. Acquisition related charges, which were expensed as incurred, were approximately $8 million.

Revenue by End Market

The end market data below is derived from data provided to us by our distributors and end customers. With a diverse base of customers who may manufacture end products spanning multiple end markets, the assignment of revenue to a specific end market requires the use of estimates and judgment. Therefore, actual results may differ from those reported. With our acquisition of Silicon Image, we added a Licensing end market to report Licensing revenue, which includes the licensing of our intellectual property, the collection of certain royalties, and the revenue related to our participation in consortia and standard-setting activities.

The following are examples of end market applications:

Communications	Consumer	Industrial	Licensing
Wireless	Smartphones	Security & Surveillance	IP Royalties
Wireline	Cameras	Machine Vision	Adopter Fees
Data Backhaul	Displays	Industrial Automation	IP Licenses
	Tablets	Human Machine Interface
	Wearables	Automotive
	Home Theater	Servers
Data Storage

The composition of our revenue by end market for the first quarter of fiscal 2015 and 2014 was as follows:

	Three Months Ended
(In thousands)	April 4, 2015		March 29, 2014
Communications	$32,719	37%	$39,758	41%
Consumer	19,523	22	29,544	31
Industrial	33,473	38	27,335	28
Licensing and services	2,882	3	—	—
Total revenue	$88,597	100%	$96,637	100%

For the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, revenue from the Communications end market decreased by 18% driven by a relative decline in the LTE build-out in China.

Revenue from the Consumer end market decreased 34% for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 primarily due to lower volume demand for certain of our iCE products partially offset by $8.7 million revenue from Silicon Image products.

For the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, the Industrial end market increased approximately 22%, largely the result of continued strength in Europe and Asia markets.

Licensing and services revenue of $3 million was recognized in the first quarter of fiscal 2015 following the acquisition of Silicon Image in March 2015.

Revenue by Geography

We assign revenue to geographies based on customer ship-to location, when the revenue is recognized. In the case of sell-in distributors and OEM customers, revenue is typically recognized, and geography is assigned, when products are shipped to our distributor or OEM customer. In the case of sell-through distributors, revenue is recognized when resale to the end customer occurs and geography is assigned based on the end customer location on the resale reports provided by the distributor.

The composition of our revenue by geography for the first quarter of fiscal 2015 and fiscal 2014, based on ship-to location, was as follows:

	Three Months Ended
(In thousands)	April 4, 2015		March 29, 2014
Asia	$62,534	70%	$72,744	75%
Europe	16,467	19	14,710	15
Americas	9,596	11	9,183	10
Total revenue	$88,597	100%	$96,637	100%

Revenue decreased 14% in Asia for the first quarter of 2015 compared to the first quarter of 2014 primarily due to strong results in the Communications end market in the first quarter of the prior year relative to the first quarter of the current year.

Revenue increased 12% in Europe for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 driven by strength in the Industrial end market. This growth was due to improving economic conditions and increased sales volumes in the European Industrial end markets.

Revenue from the Americas for the first quarter of fiscal 2015 was fairly consistent with the first quarter of fiscal 2014, with 4% growth quarter-over-quarter.

Revenue from End Customers

Our top five end customers constituted approximately 35% of our revenue for the first quarter of fiscal 2015, compared to approximately 51% for the first quarter of fiscal 2014, primarily due to strong results in Asia in the first quarter of the prior year relative to the first quarter of the current year.

Our two largest end customers each accounted for approximately 10% of total revenue in the first quarter of fiscal 2015 and no other customer accounted for more than 10%. In the first quarter of fiscal 2014, our two largest end customers accounted for 23% and 14% of total revenue.

Revenue from Sell-Through Distributors

Sales through distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to resale of products by our primary sell-through distributors for the first quarter of fiscal 2015 and fiscal 2014, respectively, was as follows:

	% of Total Revenue Three Months Ended
	April 4, 2015	March 29, 2014
Arrow Electronics Inc. (including Nu Horizons Electronics)	24%	24%
Weikeng Group	12	7%
All others	12	8%
All sell-through distributors	48%	39%

Revenue from sell-through distributors increased to 48% of total revenue in the first quarter of fiscal 2015 from 39% in the first quarter of fiscal 2014. The increase on a percentage basis of revenue from sell-through distributors was due to the percentage decline in direct sales to OEM customers, primarily in the Consumer and Communications end markets.

Gross Margin

The composition of our gross margin, including as a percentage of revenue, for the first quarter of fiscal 2015 and 2014, respectively, was as follows (dollars in thousands):

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014
Gross margin	$47,832	$54,138
Percentage of net revenue	54.0%	56.0%

For the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, gross margin decreased 2.0 percentage points. The decrease in gross margin was the result of purchase price accounting adjustments associated with the sell-through of acquired inventory, partially offset by lower costs for packaging and wafers, combined with higher sales margins on newly acquired products.

Operating Expenses

Research and Development Expense

The composition of our research and development expenses, including as a percentage of revenue, for the first quarter of fiscal 2015 and 2014, respectively, was as follows:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014	% change
Research and development	$27,642	$21,239	30
Percentage of net revenue	31.2%	22.0%
Mask costs included in Research and development	$1,762	$944	87

Research and development expenses include costs for compensation and benefits, development masks, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, intellectual property cores, processes, packaging, and software to support new products.

The increase in research and development expenses for the first quarter of fiscal 2015, compared to the first quarter of fiscal 2014, was the result of headcount and outside service expenses primarily from the acquisition of Silicon Image, increased engineering mask costs, partially offset by decreased time-based license amortization and variable compensation expense.

We believe that a continued commitment to research and development is essential to maintain product leadership and provide innovative new product offerings, and therefore we expect to continue to make significant future investments in research and development.

Selling, General, and Administrative Expense

The composition of our selling, general and administrative expenses, including as a percentage of revenue, for the first quarter of fiscal 2015 and 2014 was as follows:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014	% change
Selling, general and administrative	$21,088	$18,749	12
Percentage of net revenue	23.8%	19.4%

Selling, general, and administrative expenses include costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional services and travel expenses.

The increase in selling, general and administrative expenses for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was primarily due to increased headcount and outside service expenses driven by the acquisition of Silicon Image, partially offset by decreased variable compensation expense.

Acquisition Related Charges

The composition of our acquisition related charges, including as a percentage of revenue, for the first quarter of fiscal 2015 and 2014 was as follows:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014	% change
Acquisition related charges	$18,198	$—	—
Percentage of net revenue	20.5%	—%

For the first three months of fiscal 2015, acquisition related charges were entirely attributable to our acquisition of Silicon Image in March 2015 and included professional services related to the acquisition including legal, accounting, licenses and fees, along with severance and stock compensation costs related to change of control payments to departing executives. There were no acquisition related charges in the first three months of fiscal 2014.

Restructuring Charges

The composition of our restructuring related charges, including as a percentage of revenue, for the first quarter of fiscal 2015 and 2014 was as follows:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014	% change
Restructuring charges	$4,894	$11	44,391
Percentage of net revenue	5.5%	—%

For the first three months of fiscal 2015 compared to the first three months of fiscal 2014, restructuring charges increased primarily due to new restructuring plan implemented to reduce our worldwide headcounts in connection with acquisition of Silicon Image in March 2015.

Amortization of Acquired Intangible Assets

The composition of our amortization of acquired intangible assets, including as a percentage of revenue, for the first quarter of fiscal 2015 and 2014 was as follows:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014	% change
Amortization of acquired intangible assets	$2,942	$737	299
Percentage of net revenue	3.3%	0.8%

For the first three months of fiscal 2015 compared to the first three months of fiscal 2014, amortization of acquired intangible assets increased primarily due to additional amortization expenses from new intangible assets acquired in connection with our acquisition of Silicon Image in March 2015.

Other (Expense) Income, Net

The composition of our Other (expense) income, net, including as a percentage of revenue, for the first quarter of fiscal 2015 and 2014 was as follows:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014	% change
Other (expense) income, net	$(154)	$357	(143)
Percentage of net revenue	(0.2)%	0.4%

For the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, the decrease in Other (expense) income, net resulted primarily from losses on the sales of marketable securities and from foreign exchange losses in the current quarter compared to foreign exchange gains in the same quarter last year.

Income Taxes

The composition of our income taxes for the first quarter of fiscal 2015 and 2014 was as follows (dollars in thousands):

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014	% change
Provision for income taxes	$24,665	$1,727	1,328

Our overall tax expense increased for the first three months of fiscal 2015, compared to the first three months of fiscal 2014 primarily due to recording a valuation allowance recorded against the remaining U.S. net deferred tax assets in the first quarter of fiscal 2015. During the first quarter of 2015, we concluded that it was not more-likely-than-not that we would be able to realize the benefit of our remaining U.S. deferred tax assets, resulting in an increase to the valuation allowance and an increase to the tax provision of $21.0 million.

We are not currently paying U.S. federal income taxes and do not expect to pay such taxes until we fully utilize our tax net operating loss and credit carryforwards. We expect to pay a nominal amount of state income tax. We are paying foreign income taxes, which are primarily related to foreign sales and to the cost of operating offshore subsidiaries. We accrue interest and penalties related to uncertain tax positions in Income tax expense.

The inherent uncertainties related to the geographical distribution and relative level of profitability among various high and low tax jurisdictions make it difficult to estimate the impact of the global tax structure on our future effective tax rate.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our Consolidated Balance Sheets and the effects of our share repurchase program, credit arrangements, and contractual obligations on our liquidity and capital resources, as well as our non-GAAP measures.

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

We believe that our financial resources will be sufficient to meet our working capital needs through the next 12 months. As of April 4, 2015, we do not have significant long-term commitments for capital expenditures. In the future, and to the extent our Credit Agreement permits, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, completing other acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain equity financing or additional debt, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain equity financing or additional debt if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs, which may now be more difficult to obtain in light of our indebtedness related to the Credit Agreement.

Cash and cash equivalents and Short-term marketable securities:

(In thousands)	April 4, 2015	January 3, 2015	$ Change
Cash and cash equivalents	$119,642	$115,611	$4,031
Short-term marketable securities	40,127	139,233	(99,106)
Total Cash and cash equivalents and Short-term marketable securities	$159,769	$254,844	$(95,075)

As of April 4, 2015, we had total cash and cash equivalents of $119.6 million, of which approximately $45.6 million was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of April 4, 2015, we could access approximately $37.2 million of the cash held by our foreign subsidiaries without incurring significant additional expense. We could access the remaining approximately $8.4 million of cash held by our foreign subsidiaries, but would incur additional tax expense of approximately $1.0 million in doing so.

The net decrease in cash and cash equivalents and short-term marketable securities of $95.1 million compared to January 3, 2015 was primarily driven by $426 million in cash paid to acquire Silicon Image, net of cash acquired, offset by $347 million of borrowings from the issuance of long-term debt in connection with the acquisition.

Accounts receivable, net:

(In thousands)	April 4, 2015	January 3, 2015	Change
Accounts receivable, net	$80,777	$62,372	$18,405
Days sales outstanding	82	67	15

Accounts receivable, net as of April 4, 2015 increased by $18.4 million or 30% from January 3, 2015, driven by the additional Accounts receivable, net assumed in the Silicon Image acquisition partially offset by a revenue decline and improved collections in the first quarter this year versus the fourth quarter last year. Days sales outstanding at April 4, 2015 were 82 days, an increase of 15 days from January 3, 2015. This increase reflects inclusion of the full Accounts receivable, net balance assumed in the acquisition while only capturing Revenue for a small portion of the quarter.

Inventories:

(In thousands)	April 4, 2015	January 3, 2015	Change
Inventories	$80,555	$64,925	$15,630
Months of inventory on hand	5.9	5.2	0.7

Inventories as of April 4, 2015 increased $15.6 million or 24% compared to January 3, 2015 driven by the additional inventory assumed in the Silicon Image acquisition partially offset by recognition of cost of goods sold related to the step-up in inventory fair value also from the acquisition. Months of inventory on hand increased to 5.9 months at April 4, 2015 from 5.2 months at January 3, 2015, The increase reflects inclusion of the full inventory balance assumed in the acquisition while only capturing Cost of product revenue for a small portion of the quarter.

Share Repurchase Program

On March 3, 2014, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program was twelve months. During fiscal 2014, approximately 1.9 million shares were repurchased for $13.1 million. The 2014 program was completed during the three months ended April 4, 2015, during which approximately 1.1 million shares were repurchased for approximately $7.0 million.

Credit Arrangements

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million after deduction of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the LIBOR, subject to a 1.00% floor, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 6.16%.

The Term Loan is payable through a combination of quarterly installments of approximately $0.9 million beginning on July 4 2015, and annual excess cash flow payments, as defined in the Credit Agreement beginning in the second quarter of 2016. Payments could also be due upon certain issuances of additional indebtedness, as well as certain asset dispositions, with any remaining outstanding principal amount due and payable on the Term Loan Maturity Date. The percentage of excess cash flow we are required to pay ranges from 0% to 75%, depending on our leverage. Currently, the Credit Agreement would require a 75% excess cash flow payment. The Credit Agreement also contains certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends and indebtedness, but the Credit Agreement does not contain financial covenants.

As of April 4, 2015, we had no significant long-term purchase commitments for capital expenditures or existing used or unused credit arrangements.

Contractual Obligations

In March 2015, we assumed operating leases for facilities in Sunnyvale, California; China, India, Taiwan, South Korea and Japan in connection with the acquisition of Silicon Image. Annual rental costs are estimated at $2.1 million in 2015, $2.3 million in 2016, $2.4 million in 2017 and $0.9 million in 2018. Other than this, there have been no other significant changes to our contractual obligations, outside of the ordinary course of business in the first three months of fiscal 2015, as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended January 3, 2015.

Off-Balance Sheet Arrangements

As of April 4, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Non-GAAP Financial Measures

To supplement our consolidated financial results presented in accordance with U.S. GAAP, we also present non-GAAP financial measures which are adjusted from the most directly comparable U.S. GAAP financial measures. The non-GAAP measures set forth below exclude charges and adjustments primarily related to stock-based compensation, restructuring charges, acquisition-related charges, amortization of acquired intangible assets, and purchase accounting adjustments. Management believes that these non-GAAP financial measures reflect an additional and useful way of viewing aspects of our performance that, when viewed in conjunction with our U.S. GAAP results, provide a more comprehensive understanding of the various factors and trends affecting our business and operations. In particular, investors may find the non-GAAP measures useful in reviewing our operating performance without the significant accounting charges, resulting from the Silicon Image acquisition, alongside the comparably adjusted prior year results. Management also uses these non-GAAP measures for strategic and business decision-making, internal budgeting, forecasting and resource allocation processes. In addition, these non-GAAP financial measures facilitate management’s internal comparisons to our historical operating results and comparisons to competitors’ operating results.

(In thousands, except per share amounts)	Three Months Ended
(unaudited)	April 4, 2015	March 29, 2014
Non-GAAP Revenue	$90,406	$96,637
Non-GAAP Cost of products sold	38,128	42,333
Non-GAAP Gross margin	52,278	54,304
Non-GAAP Operating expenses	45,586	37,064
Non-GAAP Income from operations	6,692	17,240
Non-GAAP Income before income taxes	4,927	17,549
Non-GAAP Income tax expense	1,063	380
Non-GAAP Net income	$3,864	$17,169
Non-GAAP Net income per share - Basic	$0.03	$0.15
Non-GAAP Net income per share - Diluted	$0.03	$0.14

Pursuant to the requirements of Regulation S-K and to make clear to our investors the adjustments we make to U.S. GAAP measures, we have provided the following reconciliations of the non-GAAP measures to the most directly comparable U.S. GAAP financial measures.

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share amounts)	Three Months Ended
(unaudited)	April 4, 2015	March 29, 2014
GAAP Revenue	$88,597	$96,637
Acquisition related deferred revenue effect (1)	1,809	—
Non-GAAP Revenue	$90,406	$96,637

GAAP Cost of products sold	$40,765	$42,499
Acquisition related deferred cost of sales effect (2)	644	—
Acquisition related inventory fair value effect (3)	(3,041)	—
Stock-based compensation expense	(240)	(166)
Non-GAAP Cost of products sold	$38,128	$42,333

GAAP Gross margin	$47,832	$54,138
Acquisition related net deferred revenue effect (1) (2)	1,165	—
Acquisition related inventory fair value effect (3)	3,041	—
Stock-based compensation expense	240	166
Non-GAAP Gross margin	$52,278	$54,304
Non-GAAP Gross margin %	57.8%	56.2%

GAAP Operating expenses	$74,764	$40,736
Restructuring charges	(4,894)	(11)
Acquisition related charges (4)	(18,198)	—
Amortization of acquired intangible assets	(2,942)	(737)
Stock-based compensation expense	(3,144)	(2,924)
Non-GAAP Operating expenses	$45,586	$37,064

GAAP Income (loss) from operations	$(26,932)	$13,402
Acquisition related net deferred revenue effect (1) (2)	1,165	—
Acquisition related inventory fair value effect (3)	3,041	—
Stock-based compensation expense - Gross margin	240	166
Restructuring charges	4,894	11
Acquisition related charges (4)	18,198	—
Amortization of acquired intangible assets	2,942	737
Stock-based compensation expense - Operating expense	3,144	2,924
Non-GAAP Income from operations	$6,692	$17,240

(1) Fair value adjustment to deferred revenue from purchase accounting
(2) Fair value adjustment to deferred cost of sales from purchase accounting
(3) Fair value adjustment for inventory step-up from purchase accounting
(4) Includes stock-based compensation and severance costs related to change in control

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share amounts)	Three Months Ended
(unaudited)	April 4, 2015	March 29, 2014
GAAP Income (loss) before income taxes	$(28,697)	$13,711
Acquisition related net deferred revenue effect (1) (2)	1,165	—
Acquisition related inventory fair value effect (3)	3,041	—
Stock-based compensation expense - Gross margin	240	166
Restructuring charges	4,894	11
Acquisition related charges (4)	18,198	—
Amortization of acquired intangible assets	2,942	737
Stock-based compensation expense - Operating expense	3,144	2,924
Non-GAAP Income before income taxes	$4,927	$17,549

GAAP Income tax expense (benefit)	$24,665	$1,727
Non-cash Income tax benefit (5)	(23,602)	(1,347)
Non-GAAP Income tax expense	$1,063	$380

GAAP Net income (loss)	$(53,362)	$11,984
Acquisition related net deferred revenue effect (1) (2)	1,165	—
Acquisition related inventory fair value effect (3)	3,041	—
Stock-based compensation expense - Gross margin	240	166
Restructuring charges	4,894	11
Acquisition related charges (4)	18,198	—
Amortization of acquired intangible assets	2,942	737
Stock-based compensation expense - Operating expense	3,144	2,924
Non-cash Income tax expense (benefit)	23,602	1,347
Non-GAAP Net income	$3,864	$17,169

GAAP Net income (loss) per share - Basic	$(0.46)	$0.10
Cumulative effect of Non-GAAP adjustments	0.49	0.05
Non-GAAP Net income per share - Basic	$0.03	$0.15

GAAP Net Income (Loss) per Share - Diluted	$(0.46)	$0.10
Cumulative effect of Non-GAAP adjustments	0.49	0.04
Non-GAAP Net income per share - Diluted	$0.03	$0.14

Shares used in per share calculations:
Basic	116,863	116,436
Diluted - GAAP	116,863	118,917
Diluted - non-GAAP	120,049	118,917

(1) Fair value adjustment to deferred revenue from purchase accounting
(2) Fair value adjustment to deferred cost of sales from purchase accounting
(3) Fair value adjustment for inventory step-up from purchase accounting
(4) Includes stock-based compensation and severance costs related to change in control
(5) Reverses the change in tax valuation allowance and aligns tax expense to cash taxes paid

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

A portion of our silicon wafer and other purchases are denominated in Japanese yen, we bill our Japanese customers in yen and we collect a Japanese consumption tax refund in yen. As a result and having various international subsidiary and branch operations, our financial position and results of operations are subject to foreign currency exchange rate risk.
We mitigate this foreign currency exchange rate risk by entering into foreign currency forward exchange contracts. Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges under GAAP and as such are adjusted to fair value through Other (expense) income, net. We do not hold or issue derivative financial instruments for trading or speculative purposes. As of April 4, 2015, there have been no material changes to the quantitative and qualitative disclosures relative to foreign currency exchange rate risk reported in our Annual Report on Form 10-K for the year ended January 3, 2015.

Interest Rate Risk

At April 4, 2015, we had a $350 million gross term loan outstanding under our Credit Agreement, with a variable contractual interest rate based on the LIBOR, subject to a 1.00% floor, plus a spread of 4.25%. A hypothetical 10% increase in the LIBOR would not have increased the LIBOR above this 1.00% floor used in the interest rate calculation, and thus would not have had an impact on Interest expense for the first quarter of 2015.

ITEM 4.     CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting (as defined in Rules 13a - 15(f) and 159d) - 15(f) under the Exchanges Act) materially changed during the first three months of fiscal 2015, due to the inclusion of Silicon Image in our financial reporting structure and Silicon Image's underlying operational processes. This change was reviewed as part management's evaluation and conclusion noted in "Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures" above in Item 4.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The information set forth above under Note 14 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A. Risk Factors

The following risk factors and other information included in this Report include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015 and should be carefully considered before making an investment decision relating to our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

We rely on independent suppliers for the manufacture of all of our products and a manufacturing problem or insufficient foundry capacity could adversely affect our operations.

We depend on independent foundries to supply silicon wafers for our products. These foundries include Fujitsu in Japan, which supplies the majority of our programmable logic wafers, and Taiwan Semiconductor Manufacturing, which supplies most of our HDMI and MHL integrated circuits. We negotiate wafer volumes, prices and other terms with our foundry partners and their respective affiliates on a periodic basis typically resulting in short-term agreements which do not ensure long-term supply or allocation commitments. We rely on our foundry partners to produce wafers with competitive performance attributes. If the foundries that supply our wafers experience manufacturing problems, including unacceptable yields, delays in the realization of the requisite process technologies, or difficulties due to limitations of new and existing process technologies, our operating results could be adversely affected. If the foundries are unable to manufacture sufficient quantities of our products or continue to manufacture a product for the full life of the product, we may be required to prematurely limit or discontinue the sales of certain products or incur significant costs to transfer products to other foundries, and our customer relationships and operating results could be adversely affected. In addition, weak economic conditions may adversely impact the financial health and viability of the foundries and cause them to limit or discontinue their business operations, resulting in shortages of supply and an inability to meet their commitments to us, which could adversely affect our financial condition and operating results.

A disruption of our foundry partners' operations as a result of a fire, earthquake, act of terrorism, political or labor unrest, governmental uncertainty, war, disease or other natural disaster or catastrophic event, or any other reason, could disrupt our wafer supply and could adversely affect our operating results.

Establishing, maintaining and managing multiple foundry relationships requires the investment of management resources as well as additional costs. If we fail to maintain our foundry relationships, or elect or are required to change foundries, we will incur significant costs and manufacturing delays. The success of certain of our next generation products is dependent upon our ability to successfully partner with Fujitsu, Taiwan Semiconductor and other foundry partners. If for any reason our foundry partners do not provide their facilities and support for our development efforts, we may be unable to effectively develop new products in a timely manner.

Should a change in foundry relationships be required, we may be unsuccessful in establishing new foundry relationships for our current or next generation products, or may incur substantial cost and or manufacturing delays until we form and ramp relationships, and migrate products, each of which could adversely affect our operating results.

The Consumer end market is rapidly changing and cyclical, and our failure to accurately predict the frequency, duration, timing and severity of these cycles could adversely affect our financial condition and results.

With the acquisition of Silicon Image, we expect that the Consumer end market will increase in importance to us. Revenue from the Consumer end market would have accounted for 44% of our revenue in fiscal 2014. Revenue from the Consumer end market consists primarily of revenue from our products designed and used in a broad range of consumer electronics products including smart handheld devices, flat panel displays, televisions, digital cameras and camcorders, gaming consoles, and set-top boxes. This market is characterized by rapidly changing requirements and product features and volatility in consumer demand. Our success in this market will depend principally on our ability to:

•	meet the market windows for consumer products;

•	predict technology and market trends;

•	develop IP cores to meet emerging market needs;

•	develop products on a timely basis;

•	be designed into our customers' products; and

•	avoid cancellations or delay of products.

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

Revenue from the Communications end market accounts for a significant portion of our revenue. Three of our top five programmable logic customers participate primarily in the Communications end market. In the past, cyclical weakening in demand for programmable logic products from customers in the Communications end market has adversely affected our revenue and operating results. In addition, telecommunication equipment providers are building network infrastructure for which we compete for product sales. Any deterioration in the Communications end market or our end customers' reduction in spending to support this end market could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations.

We depend on a concentrated group of customers for a significant part of our revenues. If we were to lose any of these customers, our revenue could decrease significantly.

A large portion of our revenue depends on sales to a limited number of customers. During the first quarter of fiscal 2015, Samsung Electronics Co., Ltd. and Huawei Technologies Co. Ltd each accounted for 10% of our total revenue. Additionally our top five end customers accounted for approximately 35% of our total revenue. If any of these relationships were to diminish, or if these customers were to develop their own solutions, or adopt an alternative solution or a competitor's solution, our results could be adversely affected.

While we strive to maintain a strong relationship with our customers, their continued use of our products is frequently reevaluated, as certain of our customers' product life cycles are relatively short and they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by these customers. Any significant loss of, or a significant reduction in purchases by, one or more of these customers, or their failure to meet their commitments to us, could have an adverse effect on our financial condition and results of operations. If any one or more of our concentrated group of customers were to experience significantly adverse financial conditions, our financial condition and business could be adversely affected as well. For example, Silicon Image’s fiscal 2014 mobile product revenue decreased as a result of a significant production slowdown by one of its key customers. Similarly, in December 2014, one of its largest customers informed it that the customer had decided not to include Silicon Image’s MHL functionality in certain designs in order to reduce costs.

Acquisitions, strategic investments and strategic partnerships present risks, and we may not realize the goals that were contemplated at the time of a transaction.

On March 10, 2015, we acquired Silicon Image and we may make further acquisitions and strategic investments in the future. Acquisitions and strategic investments, including our acquisition of Silicon Image, present risks, including:

•	our ongoing business may be disrupted and our management's attention may be diverted by investment, acquisition, transition or integration activities;

•
an acquisition or strategic investment may not perform as well or further our business strategy as we expected, and we may not integrate an acquired company or technology as successfully as we expected;

•	we may incur unexpected costs, claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition;

•	we may discover adverse conditions post-acquisition that are not covered by representations and warranties;

•	we may increase some of our risks, such as increasing customer or end product concentration;

•	we may have difficulty incorporating acquired technologies or products with our existing product lines;

•	we may have higher than anticipated costs in continuing support and development of acquired products, and in general and administrative functions that support such products;

•	we may have difficulty integrating and retaining key personnel;

•	our liquidity and/or capital structure may be adversely impacted;

•	our strategic investments may not perform as expected;

•	we may experience unexpected changes in how we are required to account for our acquisitions and strategic investments pursuant to United States generally accepted accounting principles;

•	we may have difficulty integrating acquired entities into our global tax structure with potentially negative impacts on our effective tax rate; and

•	if the acquisition or strategic investment does not perform as projected, we might take a charge to earnings due to impaired goodwill.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions or strategic investments. In addition, we may enter into strategic partnerships with third parties with the goal of gaining access to new and innovative products and technologies. Strategic partnerships pose many of the same risks as do acquisitions or investments.

We do not guarantee that we will be able to complete any future acquisitions or that we will realize any anticipated benefits from any of our past or future acquisitions, strategic investments or strategic partnerships. We may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. A sustained decline in the price of our common stock may make it more difficult and expensive to initiate or complete additional acquisitions on commercially acceptable terms.

Our outstanding indebtedness could reduce our strategic flexibility and liquidity and may have other adverse effects on our results of operations.

In connection with our acquisition of Silicon Image, we entered into a secured Credit Agreement providing for a $350 million term loan. Our obligations under the Credit Agreement are guaranteed by each of our U.S. and certain other subsidiaries. Our obligations include a requirement to pay up to 75% of our excess cash flow toward repayment of the facility. The Credit Agreement also contains certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends and indebtedness. The amount and terms of our indebtedness could have important consequences, including the following:

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	our cash flow from operations may be allocated to the payment of the principal of, and interest on, any outstanding indebtedness, and not on operations or business growth;

•
we make no assurance that our business will generate sufficient cash flow from operations or other sources to enable us to meet our payment obligations under the facility and to fund other liquidity needs; and

•	our ability to make distributions to our stockholders in a sale or liquidation may be limited until any balance on the facility is repaid in full.

For instance, we will need to meet certain criteria before we may incur more debt, including for working capital, or acquire another company.

If we breach a loan covenant, the lenders could accelerate the repayment of the term loans. We might not have sufficient assets to repay such indebtedness upon a default. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding against us or collection proceedings with respect to our assets and subsidiaries securing the facility, which could materially decrease the value of our common stock.

We depend on distributors to generate a significant portion of our revenue and complete order fulfillment and any adverse change in our relationship or the distributors' financial health, reduction of selling efforts, or inaccuracy in resale reports could harm our sales or result in misreporting our results.

We depend on our distributors to sell our products to end customers, complete order fulfillment and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. Resales of product through distributors accounted for 45% of our revenue in 2014, with two distributors accounting for 34% of our revenue in 2014. With the acquisition of Silicon Image, we expect that distributors will continue to generate a significant portion of our revenue. Resales of product through distributors would have accounted for 40% of our revenue in fiscal 2014.

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

Since we have limited ability to forecast inventory levels at our end customers, it is possible there may be significant build-up of inventories in the distributor channel, with the OEM or the OEM’s contract manufacturer. Such a buildup could result in a slowdown in orders, requests for returns from customers, or requests to move out planned shipments. This could adversely affect our revenues and profits. Any failure to manage these challenges could disrupt or reduce sales of our products and unfavorably impact our financial results.

We depend on the timeliness and accuracy of resale reports from our distributors; late or inaccurate resale reports could have a detrimental effect on our ability to properly recognize revenue and our ability to predict future sales.

Our success and future revenue depends on our ability to innovate, develop and introduce new products which achieve customer and market acceptance, and to successfully compete in the highly competitive semiconductor industry, and failure to do so could have a material adverse effect on our financial condition and results of operations.

The semiconductor industry is intensely competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing and sales resources. We currently compete directly with companies that have licensed our technology or have developed similar products, as well as numerous semiconductor companies that offer products based on alternative solutions such as applications processor, application specific standard product, microcontroller, analog, and Digital Signal Processing technologies. Competition from these semiconductor companies may intensify as we offer more products in any of our end markets served. These competitors include established, multinational semiconductor companies as well as emerging companies.

The markets in which we compete are characterized by rapid technology and product evolution, generally followed by a relatively longer ramp process to volume production on advanced technologies. Our markets are also characterized by evolving industry standards, frequent new product introduction, short product life cycles and increased demand for higher levels of integration and smaller process geometry. Our competitive position and success depends on our ability to innovate, develop and introduce new products that compete effectively on the basis of price, density, functionality, power consumption, form factor and performance addressing the evolving needs of the markets we serve. These new products typically are more technologically complex than their predecessors.

Our future growth and the success of new product introductions depend upon numerous factors, including:

•	timely completion and introduction of new product designs;

•	ability to generate new design opportunities and design wins, including those which result in sales of significant volume;

•	availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;

•	ability to utilize advanced manufacturing process technologies;

•	achieving acceptable yields and obtaining adequate production capacity from our wafer foundries and assembly and test subcontractors;

•	ability to obtain advanced packaging;

•	availability of supporting software design tools;

•	utilization of predefined IP logic;

•	market acceptance of our MHL-enabled and wireless mobile products, and our 60 GHz wireless products;

•	customer acceptance of advanced features in our new products; and

•	market acceptance of our customers' products.

Our product innovation and development efforts may not be successful, our new products, MHL-enabled products, and 60GHz wireless products may not achieve market or customer acceptance and we may not achieve the necessary volume of production to achieve acceptable cost. Revenue relating to our mature products is expected to decline in the future, which is normal for our product life cycles. As a result, we may be increasingly dependent on revenue derived from our newer products as well as anticipated cost reductions in the manufacture of our current products. We rely on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining acceptable margins. To the extent such cost reductions and new product introductions do not occur in a timely manner, or that our products do not achieve market acceptance or market acceptance at acceptable pricing, our forecasts of future revenue, financial condition and operating results could be materially adversely affected.

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

The intellectual property licensing component of our business strategy increases our business risk and fluctuation of our revenue.

Our business strategy includes licensing our intellectual property to companies that incorporate it into their respective technologies, which address markets in which we do not directly participate or compete. We also license our intellectual property into markets where we do participate and compete. Our licensing revenue may be impacted by the introduction of new technologies by customers in place of the technologies used by them based on our intellectual property. We make no assurance that our licensing customers will continue to license our technology on commercially favorable terms or at all, or that these customers will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will honor agreed upon market restrictions, will not infringe upon or misappropriate our intellectual property or will maintain the confidentiality of our proprietary information. Our intellectual property licensing agreements are complex and depend upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these require significant judgments. Additionally, this is a new end market for us, with which we don't yet have extensive experience.

Our licensing revenue fluctuates, sometimes significantly, from period to period because it is heavily dependent on a few key transactions being completed in a given period, the timing of which is difficult to predict and may not match our expectations. Because of its high margin, the licensing revenue portion of our overall revenue can have a disproportionate impact on gross profit and profitability. Generating revenue from intellectual property licenses is a lengthy and complex process that may last beyond the period in which our efforts begin, and the accounting rules governing the recognition of revenue from intellectual property licensing transactions are increasingly complex and subject to interpretation. As a result, the amount of license revenue recognized in any period may differ significantly from our expectations.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller geometries. This requires us to change the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. The transition to lower nanometer geometry process technologies will result in significantly higher mask and prototyping costs, as well as additional expenditures for engineering design tools.

We depend on our relationships with our foundry partners to transition to smaller geometry processes successfully. We make no assurance that our foundry partners will be able to effectively manage the transition in a timely manner, or at all. If we or any of our foundry partners experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could adversely affect our relationships with our customers and our financial condition and operating results.

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

Our customers typically test and evaluate our products prior to deciding to design our product into their own products, and then require additional time to begin volume production of those products. This lengthy sales cycle may cause us to experience significant delays and to incur additional inventory costs until we generate revenue from our products. It is possible we may never generate any revenue from products after incurring significant expenditures.

While our sales cycles are typically long, our average product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. In addition, our inventory levels may be higher than historical norms, from time to time, due to inventory build decisions aimed at reducing direct material cost or enabling responsiveness to expected demand. In the event the expected demand does not materialize, or if our short sales cycle does not generate sufficient revenue, we may be subject to incremental excess and obsolescence costs. In addition, future product cost reductions could impact our inventory valuation, which could adversely affect our operating results.

We and our connectivity customers depend on the availability of certain functions and capabilities within mobile and PC operating systems over which we may have no control. New releases of these operating systems may render certain of our products inoperable or may require significant engineering effort to create new device driver software.

Certain portions of our business operate within a market that is dominated by a few key OEMs. These OEMs could play a role in driving the growth of our business or could prevent our growth through deliberate or non-deliberate action. We do not have a presence in the iOS or Windows eco-systems or in all Android devices. Our success and ability to grow depend upon our ability to continue to be successful within the Android eco-system or gain significant traction within the iOS eco-system or Windows eco-system. Failure to maintain and grow our traction in these key eco-systems could adversely affect integrated circuit unit volumes.

Further, many of our integrated circuits depend on the availability of certain functionality in the device operating system, typically Android, Linux, Windows or iOS. Certain operating system primitives are needed to support video output. We have no control over these operating systems or the companies that produce them, and it is unlikely that we could influence any internal decision these companies make that may have a negative impact on our integrated circuits and their function. Updates to these operating systems that, for example, change the way video is output or remove the ability to output video could materially affect sales of MHL and HDMI integrated circuits.

Integrated circuits targeted to PC or mobile designs, laptop, or notebook designs often require device driver software to operate. This software is difficult to produce and may require certifications before being released. Failure to produce this software could have a negative impact on our relation with operating system providers and may damage our reputation with end consumers as a quality supplier of products.

A single large customer may be in a position to demand certain functionality, pricing or timing requirements that we would otherwise devote to normal business activities. If this happens, delays in our normal development schedules could occur, causing our products to miss market windows and greatly reducing the total number of units sold of a particular product.

The products we develop are complex and require significant planning and resources. In the consumer market, new products are typically introduced early in the year, often in association with key trade shows. In order to meet these deadlines, our customers must complete their product development by year-end, which usually means we must ship sample parts in early spring. If we cannot ship sample parts in early spring, customers may be forced to remove the feature provided by our part, use a competitor’s part, or use an alternate technology in order to meet their timelines. We plan our product development with these market windows in mind, but if we receive requests from a large customer to deploy resources to meet their requirements or work on a specific solution, our normal development path could be delayed, causing us to miss sample deadlines and therefore future revenues.

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

We depend on independent contractors for a majority of our assembly and test services, and disruption of these services could negatively impact our financial condition and results of operations.

We depend on subcontractors to assemble, test and ship our products with acceptable quality and yield levels. Should our subcontractors experience problems impacting the delivery of product to our customers including: prolonged inability to obtain wafers or packaging materials with competitive performance and cost attributes, inability to achieve adequate yields or timely delivery; disruption or defects in assembly, test or shipping services; or delays in stabilizing manufacturing processes or ramping up volume for new products, our operations and operating results may be adversely affected. Economic conditions may adversely impact the financial health and viability of our subcontractors and result in their inability to meet their commitments to us resulting in product shortages, quality assurance problems, reduced revenue and/or increased costs which could negatively impact our financial condition and results of operations.

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

We have significant international operations, including foreign sales offices to support our international customers and distributors, and operational and research and development sites in China, India, the Philippines and other Asian locations. In addition, we purchase our wafers from foreign foundries, have our commercial products assembled, packaged and tested by subcontractors located outside the United States, and rely upon an international service provider for inventory management, order fulfillment, and direct sales logistics.

These and other integral business activities outside of the United States are subject to the risks and uncertainties associated with conducting business in foreign economic and regulatory environments including trade barriers, economic sanctions, environmental regulations, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, anti-corruption laws, domestic and foreign governmental regulations, potential vulnerability of and reduced protection for intellectual property, longer receivable collection periods, disruptions or delays in production or shipments, and instability or fluctuations in currency exchange rates, any of which could have a material adverse effect on our business, financial condition and operating results. In addition, with the acquisition of Silicon Image, we have increased the operational challenges of conducting our business in and across multiple geographic regions around the world, especially in the face of different business practices, social norms and legal standards.

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

Our legal organizational structure could result in unanticipated unfavorable tax or other consequences which could have an adverse effect on our financial condition and results of operations. We have a global tax structure to more effectively align our corporate structure with our business operations including responsibility for sales and purchasing activities. We created new and realigned existing legal entities, completed intercompany sales of rights to intellectual property, inventory and fixed assets across different tax jurisdictions, and implemented cost-sharing and intellectual property licensing and royalty agreements between our legal entities. We currently operate legal entities in countries where we conduct supply-chain management, design, and sales operations around the world. In some countries, we maintain multiple entities for tax or other purposes. In addition, we are currently conducting further restructuring activities following our acquisition of Silicon Image as we integrate Silicon Image and its subsidiaries, which include numerous foreign entities, into our existing global tax and corporate structures. These integration activities, changes in tax laws, regulations, future jurisdictional profitability of the Company and its subsidiaries, and related regulatory interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, which could adversely affect our results of operations.

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

We make no assurance as to what taxes we pay or the ability to estimate our future effective tax rate because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. The U.S. government and the Organization for Economic Cooperation and Development have proposed tax policy changes with respect to the taxation of global operations of multinational companies. As a result, our actual effective tax rate or taxes paid may vary materially from our expectations. Changes in tax laws, regulations and related interpretations in the countries in which we operate may have an adverse effect on our business, financial condition or operating results.

Product quality problems could lead to reduced revenue, gross margins and net income.

In general, we warrant our products for varying lengths of time against non-conformance to our specifications and certain other defects. Because our products, including hardware, software and intellectual property cores, are highly complex and increasingly incorporate advanced technology, our quality assurance programs may not detect all defects, whether manufacturing defects in individual products or systematic defects that could affect numerous shipments. Inability to detect a defect could result in a diversion of our engineering resources from product development efforts, increased engineering expenses to remediate the defect and increased costs due to customer accommodation or inventory impairment charges. On occasion we have also repaired or replaced certain components or made software fixes or refunded the purchase price or license fee paid by our customers due to product or software defects. If there are significant product defects, the costs to remediate such defects, net of reimbursed amounts from our vendors, if any, or to resolve warranty claims may adversely affect our revenue, gross margins and net income.

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

The average selling prices of our products generally decline as the products mature or may decline as we compete for market share or customer acceptance in competitive markets. We seek to offset the decrease in selling prices through yield improvement, manufacturing cost reductions and increased unit sales. We also seek to continue to develop higher value products or product features that increase, or slow the decline of, the average selling price of our products. However, we do not guarantee that our ongoing efforts will be successful or that they will keep pace with the decline in selling prices of our products, which could ultimately lead to a decline in revenues and have a negative effect on our gross margins.

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

A material change in the agreements governing encryption keys we use could place additional restrictions on us, our distributors or contract manufacturers, which could restrict parts shipment or significantly increase the cost to track parts throughout the distribution chain.

Many of the components in our products contain encryption keys used in connection with High Definition Content Protection. The regulation and distribution of these encryption keys are controlled through license agreements with Digital Content Protection ("DCP"), a wholly owned subsidiary of Intel Corporation. These license agreements have been modified by DCP from time to time, and such changes could impact us, our distributors and our customers. An important element of both HDMI and MHL is the ability to implement link protection for high definition (“HD”), and more recently, 4K UltraHD, content. We implement various aspects of the HDCP link protection within certain parts we sell. We also, for the benefit of our customers, include the necessary HDCP encryption keys in parts we ship to customers. These encryption keys are provided to us from DCP. We have a specific process for tracking and handling these encryption keys. If DCP changes any of the tracking or handling requirements associated with HDCP encryption keys, we may need to change our manufacturing and distribution processes, which could adversely affect our manufacturing and distribution costs. If we cannot satisfy new requirements for the handling and tracking of encryption keys, we may have to cease shipping or manufacturing certain products.

Our participation in consortia for the development and promotion of industry standards in certain of our target markets, including the HDMI, MHL and WirelessHD standards, requires us to license some of our intellectual property for free or under specified terms and conditions, which makes it easier for others to compete with us in such markets.

As a result of our acquisition of Silicon Image, an element of our business strategy now includes participating in consortia to establish industry standards in certain of our target markets, promoting and enhancing specifications and developing and marketing products based on those specifications and future enhancements. We intend to continue participating in consortia that develop and promote the HDMI, MHL and WirelessHD specifications. In connection with our participation in these consortia, we make certain commitments regarding our intellectual property, in each case with the effect of making certain of our intellectual property available to others, including our competitors, desiring to implement the specification in question. For example, we must license specific elements of our intellectual property to others for use in implementing the HDMI specification, including enhancements, as long as we remain part of the consortium. Also, we must agree not to assert certain necessary patent claims against other members of the MHL consortium, even if those members may have infringed upon those patents in implementing the MHL specification.

Accordingly, certain companies that implement these specifications in their products may use specific elements of our intellectual property to compete with us. Although in the case of the HDMI and MHL consortia, there are annual fees and royalties associated with the adopters’ use of the technology, we make no assurance that our shares of such annual fees and royalties will adequately compensate us for having to license or refrain from asserting our intellectual property.

Our participation in HDMI and MHL includes our acting as agent for these consortia for which we receive adopter fees. There is no guarantee that we will continue to act as agent for either or both of these standards, in which case, we may lose adopter fees.

Silicon Image was a founder of the HDMI specification and consortium. Following our acquisition of Silicon Image, and through our wholly owned subsidiary, HDMI Licensing, LLC, we now act as agent of the HDMI consortium and are responsible for promoting and administering the specification. We receive all the adopter fees paid by adopters of the HDMI specification in connection with our role as agent. We are currently in discussions with the other HDMI founders regarding a restructuring of our role as agent. While not concluded, we believe these discussions will likely result in a narrowing of our agent functions, resulting in a lowering of the adopter fees received by us in the future.

Through our wholly owned subsidiary, MHL, LLC, we act as agent of the MHL specification and are responsible for promoting and administering the specification. As agent, we are entitled to receive license fees paid by adopters of the MHL specification sufficient to reimburse us for the costs we incur to promote and administer the specification. Given the limited number of MHL adopters to date, we do not believe the license fees paid by such adopters will be sufficient to reimburse us for these costs and we make no assurance that the license fees paid by MHL adopters will ever be sufficient to reimburse us the cost we incur as agent of the specification.

We share HDMI royalties with the other HDMI founders based on an allocation formula, which is reviewed every three years. The current royalty sharing formula covers the period from January 1, 2014 through December 31, 2016. Silicon Image’s portion of the royalty allocation has declined for the last several years, and in 2014, Silicon Image received between 30% to 31% of the royalty allocation. If the level of this royalty allocation continues to decline, our financial performance could be adversely affected.

We currently intend to promote and continue to be involved and actively participate in other standard setting initiatives. For example, through Silicon Image’s acquisition of SiBEAM, Inc. in May 2011, it achieved SiBEAM’s prior position as founder and chair of the WirelessHD Consortium. We may decide to license additional elements of our intellectual property to others for use in implementing, developing, promoting or adopting standards in our target markets, in certain circumstances at little or no cost. This may make it easier for others to compete with us in such markets. In addition, even if we receive license fees or royalties in connection with the licensing of our intellectual property, we make no assurance that such license fees or royalties will compensate us adequately.

Our business depends, in part, on the continued adoption and widespread implementation of the HDMI and MHL specifications and the new implementation and adoption of the WirelessHD specifications.

Silicon Image has depended on its participation in standard setting organizations, such as the HDMI and MHL consortiums, and the widespread adoption and success of those standards. From time to time, competing standards have been established which negatively impact the success of existing standards or jeopardize the creation of new standards.

Our future success depends, in part, upon the continued adoption and widespread implementation of the HDMI, MHL and WirelessHD specifications. A significant portion of Silicon Image’s total revenue was derived from the sale of HDMI and MHL-enabled products and the licensing of our HDMI and MHL technology. Silicon Image’s leadership in the market for HDMI and MHL-enabled products and intellectual property has been based on the ability to introduce first-to-market semiconductor and intellectual property solutions to customers and to continue to innovate within the standard. Our inability to continue to drive innovation in the HDMI and MHL specifications could have an adverse effect on our business going forward.

MHL has not been widely adopted and Silicon Image had a reduction in mobile design wins at one of our largest customers as a result of not including MHL. If other manufacturers who have included MHL in their designs decide that MHL is no longer necessary or cost-effective as a product feature, they too could choose to omit the MHL functionality (and our product) from their designs. Such decisions would adversely affect our revenues. Similarly, if our largest customer decides to remove MHL from other products, our revenue would be adversely affected.

We now have 60GHz wireless technology that we hope will be made widely available and adopted by the marketplace through the efforts of the WirelessHD consortium and incorporated into certain of our future products. As with our HDMI and MHL products and intellectual property, our success with this technology will depend on our ability to introduce first-to-market WirelessHD-enabled semiconductor and intellectual property solutions to our customers and to continue to innovate within the WirelessHD standard. WiGig is an example of a competing 60GHz standard that has been created as an alternative high-bandwidth wireless connectivity solution for the personal computing industry. While the WiGig standard has not been in the market as long as the WirelessHD standard, it does represent a viable alternative to WirelessHD for 60GHz connectivity. If WiGig should gain broader adoption before WirelessHD is adopted, it could negatively impact the adoption of WirelessHD.

Our subsidiary, Silicon Image, has granted Intel Corporation certain rights with respect to its intellectual property, which could allow Intel to develop products that compete with ours or otherwise reduce the value of our intellectual property.

Silicon Image entered into a patent cross-license agreement with Intel in which each of them granted the other a license to use the patents filed by the grantor prior to a specified date, except for identified types of products. We believe that the scope of this license to Intel excludes Silicon Image’s and our current products and anticipated future products. Intel could, however, exercise its rights under this agreement to use certain of our patents to develop and market other products that compete with ours, without payment to us. Additionally, Intel’s rights to these patents could reduce the value of the patents to any third-party who otherwise might be interested in acquiring rights to use these patents in such products. Finally, Intel could endorse competing products, including a competing digital interface, or develop its own proprietary digital interface. Any of these actions could substantially harm our business and results of operations.

Litigation and unfavorable results of legal proceedings could adversely affect our financial condition and operating results.

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims are not yet resolved, including those that are discussed under Note 14 contained in the Notes to Consolidated Financial Statements, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, we may be faced with significant monetary damages or injunctive relief against us that could materially and adversely affect our financial condition and operating results and certain portions of our business.

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

We rely on information technology systems, and failure of these systems to function properly may cause business disruptions.

We rely in part on various information technology ("IT") systems to manage our operations, including financial reporting, and we regularly make changes to improve them as necessary. We periodically implement new, or upgrade or enhance existing, operational and IT systems, procedures and controls. In addition, we are undergoing a significant integration and systems implementation as we integrate the operations and systems of Silicon Image into our operations and systems following the acquisition. Any delay in the implementation of, or disruption in the transition to or integration of, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties or delays in managing and integrating them could result in excessive cost or business disruption.

Our failure to control unauthorized access to our IT systems may cause problems with key business partners or liability.

We may be subject to unauthorized access to our IT systems through a security breach or attack. In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. Cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and to assess the damage caused by them. In the past third parties have attempted to penetrate and or infect our network and systems with malicious software in an effort to gain access to our network and systems.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 3, 2014, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could be repurchased from time to time. The duration of the repurchase program was twelve months. During fiscal 2014, approximately 1.9 million shares were repurchased for $13.1 million. The 2014 program completed during the three months ended April 4, 2015, during which approximately 1.1 million shares were repurchased for approximately $7.0 million.

The following table summarizes the Company's repurchase of its common stock during the quarter ended April 4, 2015, under the program approved on March 3, 2014:

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 4, 2015 through January 31, 2015	476,302	$6.79	476,302	$3,758,573
February 1, 2015 through February 28, 2015	498,823	$6.52	498,823	$506,247
March 1, 2015 through April 4, 2015	76,588	$6.61	76,588	$—
Total for the quarter	1,051,713	$6.65	1,051,713	$—

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description

3.1	The Company’s Restated Certificate of Incorporation filed, as amended on June 4, 2009 (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed June 4, 2009).

3.2	The Company’s Bylaws, as amended and restated as of June 4, 2009 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed June 4, 2009).

2.1
Agreement and Plan of Merger, dated January 26, 2015, by and among Lattice Semiconductor Corporation, Cayabyab Merger Company and Silicon Image, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 27, 2015).

2.2	Form of Support Agreement (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on January 27, 2015).

10.1
Credit Agreement among Lattice Semiconductor Corporation, the Subsidiary Guarantors from time to time party thereto, the various Lenders from time to time party thereto, Jefferies Finance LLC as Administrative Agent, Jefferies Finance LLC and HSBC Securities (USA) Inc. as lead arrangers and book runners, Jefferies Finance LLC as syndication agent and HSBC Securities (USA) Inc. and ING Capital LLC as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2015).

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

Date: May 15, 2015