Form 10-Q
period 2015-07-04
LATTICE SEMICONDUCTOR CORP
filed 2015-08-13
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 4, 2015
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

Large accelerated filer[X]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of August 7, 2015                          117,616,304

LATTICE SEMICONDUCTOR CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about: expected synergies from the acquisition of Silicon Image; a significant portion of our revenue being through our sell-through distributors; the impact of our global tax structure and expectations regarding taxes and tax adjustments; the expected cost and timing of our internal restructuring plan; the impact of new accounting pronouncements; anticipated amounts used in acquisition valuation and purchase accounting; our ability to maintain or develop successful foundry relationships to produce new products; the anticipation that we will become increasingly dependent on revenue from newer products; the adequacy of assembly and test capacity commitments; our expectations regarding protection of and defenses to claims against our intellectual property; the finalization and settlement of litigation; our making significant future investments in research and development; our beliefs concerning the adequacy of our liquidity and facilities, and our ability to meet our operating and capital requirements and obligations; the possibility that we may revise our preliminary purchase price allocation related to our acquisition of Silicon Image, Inc.; our expectation that we will continue to transition to increasingly smaller geometry process technologies; our continued participation in consortia that develop and promote the HDMI, MHL and WirelessHD specifications, and our participation in other standard setting initiatives; the anticipated narrowing of our agent functions regarding the HDMI consortium and related reduction in adopter fees; and any other changes in the agreements relating to various intellectual property or standards consortia and their sharing of past or present fees or royalties.

Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, unexpected charges, delays or results relating to our restructuring plans, unanticipated taxation requirements or positions of the U.S. Internal Revenue Service, or unexpected impacts of recent accounting guidance. In addition, actual results are subject to other risks and uncertainties that relate more broadly to our and Silicon Image’s overall business, including those more fully described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this Report.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenue
Product	$96,300	$99,320	182,015	195,957
Licensing and services	10,160	—	13,042	—
Total Revenue	106,460	99,320	$195,057	$195,957
Costs and expenses:
Cost of product revenue	48,163	44,345	88,835	86,844
Cost of licensing and services revenue	171	—	264	—
Research and development	39,552	22,302	67,194	43,541
Selling, general and administrative	28,189	18,832	49,277	37,581
Acquisition related charges	3,270	—	21,468	—
Restructuring charges	4,068	3	8,962	14
Amortization of acquired intangible assets	8,941	737	11,883	1,474
	132,354	86,219	247,883	169,454
(Loss) income from operations	(25,894)	13,101	(52,826)	26,503
Interest expense	(5,505)	(37)	(7,116)	(85)
Other (expense) income, net	(201)	943	(355)	1,300
(Loss) income before income taxes	(31,600)	14,007	(60,297)	27,718
Income tax expense	4,056	2,236	28,721	3,963
Net (loss) income	(35,656)	11,771	(89,018)	23,755
Less: Net loss attributable to noncontrolling interest	86	—	101	—
Net (loss) income attributable to common stockholders	$(35,570)	$11,771	(88,917)	23,755

Net (loss) income per share:
Basic	$(0.30)	$0.10	$(0.76)	$0.20
Diluted	$(0.30)	$0.10	$(0.76)	$0.20

Shares used in per share calculations:
Basic	116,903	117,904	116,883	117,170
Diluted	116,903	120,944	116,883	120,041

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net (loss) income	$(35,656)	$11,771	$(89,018)	$23,755
Other comprehensive (loss) income:
Unrealized gain (loss) related to marketable securities, net	17	(19)	(3)	(70)
Less: reclassification adjustment for losses (gains) included in other (expense) income, net	(54)	108	234	99
Realized gain on sale of auction rate securities, previously unrealized, net of tax	—	(1,147)	—	(1,147)
Translation adjustment	(49)	914	(55)	738
Defined benefit pension net actuarial losses	2	—	(155)	—
Comprehensive (loss) income	$(35,740)	$11,627	$(88,997)	$23,375
Less: Comprehensive loss attributable to noncontrolling interest	86	—	101	—
Comprehensive (loss) income attributable to common stockholders	$(35,654)	$11,627	$(88,896)	$23,375

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	July 4, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$101,498	$115,611
Short-term marketable securities	36,637	139,233
Accounts receivable, net of allowance for doubtful accounts	76,873	62,372
Inventories	80,796	64,925
Prepaid expenses and other current assets	20,527	16,281
Total current assets	316,331	398,422
Property and equipment, less accumulated depreciation of $160,279 at July 4, 2015 and $154,078 at January 3, 2015	50,182	27,796
Intangible assets, net of amortization	189,449	9,537
Goodwill	270,083	44,808
Deferred income taxes	3,941	20,105
Other long-term assets	11,619	9,862
Total assets	$841,605	$510,530

Liabilities, Noncontrolling Interest and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (includes restructuring)	$73,876	$32,171
Accrued payroll obligations	17,027	13,629
Current portion of long-term debt	242	—
Deferred income and allowances on sales to sell-through distributors	19,584	14,946
Deferred license revenue	1,566	—
Total current liabilities	112,295	60,746
Long-term debt	338,206	—
Other long-term liabilities	24,316	8,809
Total liabilities	474,817	69,555
Commitments and contingencies
Redeemable noncontrolling interest	7,366	—
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 117,560,000 shares issued and outstanding as of July 4, 2015 and 117,288,000 shares issued and outstanding as of January 3, 2015	1,176	1,173
Additional paid-in capital	642,640	635,299
Accumulated deficit	(282,531)	(193,613)
Accumulated other comprehensive loss	(1,863)	(1,884)
Total stockholders' equity	359,422	440,975
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$841,605	$510,530
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	July 4, 2015	June 28, 2014
Cash flows from operating activities:
Net (loss) income	$(89,018)	$23,755
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	25,363	11,633
Amortization of debt issuance costs and discount	1,105	—
Change in deferred income tax provision	22,385	2,824
Loss (gain) on sale of marketable securities	293	(1,698)
Stock-based compensation expense	8,363	6,410
Changes in assets and liabilities:
Accounts receivable, net	16,176	(16,204)
Inventories	4,969	(13,048)
Prepaid expenses and other current assets	47	(1,632)
Accounts payable and accrued expenses (includes restructuring)	(8,131)	(962)
Accrued payroll obligations	(2,637)	(3,159)
Deferred income and allowances on sales to sell-through distributors	4,638	16,136
Deferred license revenue	1,040	—
Net cash (used in) provided by operating activities	(15,407)	24,055
Cash flows from investing activities:
Proceeds from sales or maturities of short-term marketable securities	112,381	45,836
Proceeds from sales of auction rate securities	—	5,488
Purchases of marketable securities	(4,005)	(53,366)
Cash paid for business acquisition, net of cash acquired	(426,661)	—
Capital expenditures, net	(7,032)	(4,875)
Cash paid for a non-marketable cost-method investment	(1,500)	—
Cash paid for software licenses	(3,251)	(1,359)
Net cash used in investing activities	(330,068)	(8,276)
Cash flows from financing activities:
Net share settlement upon issuance of restricted stock units	(4,438)	(2,334)
Purchases of treasury stock	(6,970)	—
Net proceeds from issuance of common stock	5,546	9,419
Net proceeds from issuance of long-term debt	346,500	—
Cash paid for debt issuance costs	(8,282)	—
Repayment of debt	(875)	—
Net cash provided by financing activities	331,481	7,085
Effect of exchange rate change on cash	(119)	802
Net (decrease) increase in cash and cash equivalents	(14,113)	23,666
Beginning cash and cash equivalents	115,611	114,310
Ending cash and cash equivalents	$101,498	$137,976
Supplemental cash flow information:
Change in unrealized gain (loss) related to marketable securities, net of tax, included in Accumulated other comprehensive (loss) income	$(3)	$29
Income taxes paid, net of refunds	$3,112	$798
Accrued purchases of plant and equipment	$(227)	$58
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
We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our second quarter of fiscal 2015 and second quarter of fiscal 2014 ended on July 4, 2015 and June 28, 2014, respectively. All references to quarterly, three or six months ended financial results are references to the results for the relevant 13-week or 26-week fiscal period.

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

Fair Value of Financial Instruments

We invest in various financial instruments including corporate and government bonds, notes, and commercial paper. In the past we have also invested in auction rate securities. We value these instruments at their fair value and monitor the portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, we record an impairment charge and establish a new carrying value. We assess other than temporary impairment of marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements.” The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Derivative Financial Instruments

We mitigate foreign currency exchange rate risk by entering into foreign currency forward exchange contracts. At July 4, 2015 and January 3, 2015, we had open foreign exchange contracts of $1.9 million and $4.2 million, respectively. One contract outstanding at July 4, 2015 settled in July 2015, and three contracts will settle in June 2016. Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges under GAAP and as such are adjusted to fair value through Other (expense) income, net, with an impact of less than $0.1 million for the periods reported in the Consolidated Statements of Operations. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Concentration Risk

Potential exposure to concentration risk consists primarily of revenue, cash and cash equivalents, marketable securities, trade receivables and supply of wafers for our new products.

Our top five end customers constituted approximately 33% of our revenue for the second quarter of fiscal 2015, compared to approximately 47% for the second quarter of fiscal 2014. Our top five end customers constituted approximately 34% of our revenue for the first six months of fiscal 2015, compared to approximately 49% for the first six month of fiscal 2014.

Our largest end customer accounted for approximately 12% of total revenue in the second quarter of fiscal 2015 and 11% of total revenue in the first six months of fiscal 2015. Our two largest end customers accounted for approximately 20% and 14% of total revenue, respectively, in the second quarter of fiscal 2014 and 21% and 14% of total revenue, respectively, in the first six months of fiscal 2014. No other customers accounted for more than 10% of total revenue during these periods.

Concentration of credit risk with respect to trade receivables is mitigated by our credit and collection process including active management of collections, credit limits, routine credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. Accounts receivable do not bear interest and are shown net of allowances for doubtful accounts of $1.1 million and $0.9 million at July 4, 2015 and January 3, 2015, respectively. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

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

Product Revenue

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

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table:

(In thousands)	July 4, 2015	January 3, 2015
Inventory valued at published list price and held by sell-through distributors with right of return	$51,153	$50,854
Allowance for distributor advances	(26,770)	(29,490)
Deferred cost of sales related to inventory held by sell-through distributors	(4,799)	(6,418)
Total Deferred income and allowances on sales to sell-through distributors	$19,584	$14,946

A significant portion of our year-to-date revenue in fiscal 2015 was from sell-through distributors. Resale of products by sell-through distributors as a percentage of total revenue was 43% and 45% for the three and six months ended July 4, 2015, respectively, and 42% and 40% for the three and six months ended June 28, 2014, respectively.

We must use estimates and apply judgment to reconcile sell-through distributors' reported inventories to their activities. Errors in our estimates or judgments could result in inaccurate reporting of our Revenue, Cost of products sold, Deferred income and allowances on sales to sell-through distributors, and Net (loss) income.

Licensing and Services Revenue

Our licensing and services revenue is comprised of revenue from our intellectual property ("IP") core licensing activity, patent monetization activities, device management system and remote support services, and royalty and adopter fee revenue from our standards activities. These activities are complementary to our product sales and help us monetize our intellectual property and accelerate market adoption curves associated with our technology and standards.

We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components into their products pursuant to terms and conditions that vary by licensee. Revenue earned under these agreements is classified as licensing and services revenue. Our IP licensing agreements generally include multiple elements, which may include one or more off-the-shelf or customized IP licenses bundled with support services covering a fixed period of time, generally one year. If the different elements of a multiple-element arrangement qualify as separate units of accounting, we allocate the total arrangement consideration to each element based on relative selling price.

Amounts allocated to off-the-shelf IP licenses are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the support services are deferred and recognized on a straight-line basis over the support period, generally one year. Certain licensing agreements provide for royalty payments based on agreed-upon royalty rates, which may be fixed or variable depending on the terms of the agreement. The amount of revenue we recognize is based on a specified time period or on the agreed-upon royalty rate multiplied by the number of units shipped by the customer.

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

Note 2 - New Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. While ASU 2014-09 was to be effective for annual periods and interim periods beginning after December 15, 2016, on July 9, 2015, the FASB approved the deferral of the effective date to periods beginning on or after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that year. With the deferral, we intend to adopt ASU 2014-09 on December 31, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and related disclosures and have not yet selected a transition method.

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

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Cost". The ASU requires debt issuance costs associated with a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. An entity should apply the new guidance on a retrospective basis. We adopted this ASU effective with the first quarter of fiscal year 2015.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measure-ment. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We do not expect the adoption of this accounting standard update to impact our consolidated financial statements.

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

A reconciliation of basic and diluted Net (loss) income per share is presented below:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Basic and diluted Net (loss) income attributable to common stockholders	$(35,570)	$11,771	$(88,917)	$23,755
Shares used in basic Net (loss) income per share	116,903	117,904	116,883	117,170
Dilutive effect of stock options, RSUs and ESPP shares	—	3,040	—	2,871
Shares used in diluted Net (loss) income per share	116,903	120,944	116,883	120,041
Basic Net (loss) income per share	$(0.30)	$0.10	$(0.76)	$0.20
Diluted Net (loss) income per share	$(0.30)	$0.10	$(0.76)	$0.20

The computation of diluted Net (loss) income per share for the three and six months ended July 4, 2015 excludes the effects of stock options, RSUs, and ESPP shares, aggregating approximately 9.0 million and 10.8 million which are antidilutive. The computation of diluted Net (loss) income per share for the three and six months ended June 28, 2014 includes the effects of stock options, RSUs, and ESPP shares, aggregating approximately 3.0 million and 2.9 million, respectively, which are dilutive, and excludes the effects of stock options, RSUs and ESPP shares aggregating approximately 1.7 million and 2.3 million, respectively, which are antidilutive. Stock options, RSUs and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position, as the effects would reduce the loss per share. Stock options, RSUs and ESPP shares that are antidilutive at July 4, 2015 could become dilutive in the future.

Note 4 - Marketable Securities:

Our short-term marketable securities have contractual maturities of up to two years. The following table summarizes the remaining maturities of our marketable securities at fair value:

(In thousands)	July 4, 2015	January 3, 2015
Short-term marketable securities:
Maturing within one year	$19,625	$60,965
Maturing between one and two years	17,012	78,268
Total marketable securities	$36,637	$139,233

The following table summarizes the composition of our marketable securities at fair value:

(In thousands)	July 4, 2015	January 3, 2015
Short-term marketable securities:
Corporate and government bonds and notes and commercial paper	$31,020	$139,233
Certificates of deposit	5,617	—
Total marketable securities	$36,637	$139,233

Note 5 - Fair Value of Financial Instruments:

	Fair value measurements as of July 4, 2015				Fair value measurements as of January 3, 2015
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$36,637	$31,020	$5,617	$—	$139,233	$139,233	$—	$—
Foreign currency forward exchange contracts, net	3	—	3	—	414	—	414	—
Total fair value of financial instruments	$36,640	$31,020	$5,620	$—	$139,647	$139,233	$414	$—

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

Level 1 instruments generally represent quoted prices for identical assets or liabilities in active markets. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult. Our Level 1 instruments consist of U.S. Government agency, corporate notes and bonds, and commercial paper that are traded in active markets and are classified as Short-term marketable securities on our Consolidated Balance Sheets.

Level 2 instruments include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices for identical instruments in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 instruments consist of certificates of deposit and foreign currency exchange contracts, entered into to hedge against fluctuation in the Japanese yen.

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

There were no transfers between any of the levels during the first six months of fiscal 2015 or 2014.

During the six months ended July 4, 2015 and June 28, 2014, the following changes occurred in our Level 3 instruments:

	Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014
Beginning fair value of Long-term marketable securities	$—	$5,241
Fair value of securities sold or redeemed	—	(5,488)
Realized gain from increase in fair value	—	247
Ending fair value of Long-term marketable securities	$—	$—

In the second quarter of fiscal 2014, we sold our remaining auction rate securities, with a par value of $5.7 million and an estimated fair value of $5.2 million.

In accordance with ASC 320, “Investments-Debt and Equity Securities,” we recorded an unrealized gain of less than $0.1 million during the six months ended July 4, 2015 and an unrealized loss of less than $0.1 million during the six months ended June 28, 2014 on certain Short-term marketable securities (Level 1 instruments), which have been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If we were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially adverse effect on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive loss.

Note 6 - Inventories:

(In thousands)	July 4, 2015	January 3, 2015
Work in progress	$57,912	$49,554
Finished goods	22,884	15,371
Total inventories	$80,796	$64,925

Note 7 - Business Combinations and Goodwill:

On March 10, 2015, we acquired 100% of the outstanding equity of Silicon Image, Inc. ("Silicon Image"), a provider of video, audio, and data connectivity solutions for the mobile, consumer electronics, and personal computer markets.

The preliminary fair value of the purchase price consideration consisted of the following:

(In thousands)	Estimated Fair Value
Cash paid to Silicon Image shareholders	$575,955
Cash paid for options and RSUs	2,976
Accrual for options and RSUs	4,407
Fair value of partially vested stock options and RSUs assumed	5,139
Total purchase consideration	$588,477

There is no contingent consideration included in the determination of the purchase consideration.

The Company is currently completing its evaluation of information and assumptions used in the recognition and determination of the purchase price allocation. This includes reviewing information, inputs, assumptions, and valuation methodologies used to estimate consideration, liabilities, taxes, intangible assets, deferred revenue, inventory, and fixed assets. The purchase price allocation is based on the preliminary valuation and is our best estimate as of the filing date of this 10-Q. The purchase price allocation will be subject to revision as more detailed analysis is performed and completed. In the second quarter of 2015, we revised our preliminary valuation and allocation of purchase price consideration resulting in $1.4 million of additional Accounts payable and other accrued liabilities with an equivalent revision to Goodwill. The revised preliminary allocation of the total purchase price is as follows:

(In thousands)	Estimated Fair Value
Assets acquired:
Cash, cash equivalents and short-term investments	$157,923
Accounts receivable	30,677
Inventory	20,839
Other current assets	7,183
Property, plant and equipment	23,429
Other non-current assets	1,573
Intangible assets	192,079
Goodwill	225,275
Total assets acquired	658,978
Liabilities assumed
Accounts payable and other accrued liabilities	47,735
Other current liabilities	1,252
Long-term liabilities	14,342
Redeemable noncontrolling interest	7,172
Total liabilities assumed	70,501
Fair value of net assets acquired	$588,477

The following table presents details of the identified intangible assets acquired through the acquisition of Silicon Image:

(In thousands)	Asset Life in Years	Fair Value
Developed technology	3-5	$125,000
Customer relationships	4-7	29,458
Licensed technology	3-5	1,852
Patents	5	769
Total identified finite-lived intangible assets		157,079
In-process research and development	indefinite	35,000
Total identified intangible assets		$192,079

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

Silicon Image’s results of operations and the estimated fair value of the assets acquired and liabilities assumed are included in Lattice's unaudited consolidated financial statements effective March 11, 2015. Silicon Image's revenue and net loss for the period from March 11, 2015 through July 4, 2015 were approximately $53.9 million and $33.0 million, respectively. Acquisition related charges, which were expensed as incurred, were approximately $8.6 million.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill recognized in the acquisition of Silicon Image was derived from expected benefits from cost synergies and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill will not be amortized, but will instead be tested for impairment annually or more frequently if certain indicators of impairment are present. Goodwill impairment is not expected to be tax deductible for income tax purposes. No impairment charges relating to goodwill or intangible assets were recorded for the first six months of 2015 or 2014 as no indicators of impairment were present. The goodwill balance of $270.1 million at July 4, 2015 is comprised of $44.8 million from prior acquisitions combined with the $225.3 million from the acquisition of Silicon Image.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Silicon Image as if the merger occurred on December 29, 2013, the first day of our 2014 fiscal year. The pro forma financial information for the periods presented includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to share-based compensation expense, and interest expense for the additional indebtedness incurred as part of the acquisition. The total of nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings for the three and six months ended June 28, 2014 and excluded in the reported pro forma revenue and earnings for the three and six months ended July 4, 2015 was $3.3 million and $29.6 million, respectively, related to acquisition-related charges. The pro forma financial information as presented below is for informational purposes only, is based on certain assumptions and estimates, and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the first period presented.

The unaudited pro forma financial information for the three and six months ended July 4, 2015 combined the historical results of the Company for the three and six months ended July 4, 2015, the historical results of Silicon Image for the three and six months ended July 4, 2015, and the effects of the pro forma adjustments described above.

The unaudited pro forma financial information for the three and six months ended June 28, 2014 combined the historical results of the Company for the three and six months ended June 28, 2014, the historical results of Silicon Image for the three and six months ended June 28, 2014, and the effects of the pro forma adjustments described above.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share amounts)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Total revenues	$106,460	$158,856	$239,958	$317,054
Net loss attributable to common stockholders	$(37,525)	$(2,654)	$(85,813)	$(30,895)
Basic net loss per share	$(0.32)	$(0.02)	$(0.73)	$(0.26)
Diluted net loss per share	$(0.32)	$(0.02)	$(0.73)	$(0.26)

The pro forma adjustments did not have any impact on the pro forma combined provision for income taxes for the three and six months ended July 4, 2015 and June 28, 2014 due to net loss positions and valuation allowances on deferred income tax assets in those periods.

Note 8 - Intangible Assets:

In connection with our acquisitions of Silicon Image in March 2015 and SiliconBlue in December 2011 we recorded identifiable intangible assets related to developed technology, customer relationships, licensed technology, patents, and in-process research and development based on guidance for determining fair value under the provisions of ASC 820. The following table summarizes the details of our total purchased intangible assets:

(In thousands)	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net of amortization July 4, 2015
Developed technology	4.7	$135,700	$(14,105)	$121,595
Customer relationships	5.5	37,258	(6,740)	30,518
Licensed technology	2.5	1,852	(236)	1,616
Patents	5	769	(49)	720
Total identified finite-lived intangible assets		175,579	(21,130)	154,449
In-process research and development	indefinite	35,000	—	35,000
Total identified intangible assets		$210,579	$(21,130)	$189,449

We recorded amortization expense on the Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Research and development	$223	$—	$284	$—
Amortization of acquired intangible assets	8,941	737	11,883	1,474
	$9,164	$737	$12,167	$1,474

The annual expected amortization expense of acquired intangible assets with finite lives is as follows:

(In thousands)	Amount
2015 (remaining 6 months)	$18,378
2016	36,452
2017	35,635
2018	29,752
Thereafter	34,283
Total	$154,500

Note 9 - Redeemable Noncontrolling Interest:

With the acquisition of Silicon Image on March 10, 2015, we also assumed a redeemable noncontrolling interest which comprises a 7% investment in Qterics amounting to $7.0 million initially entered into on December 4, 2014. The investment is redeemable at fair market value at the holder's option on the third, fourth or fifth year anniversaries. If the fair market value at the redemption date, as negotiated and agreed to by the parties, does not exceed $21 million, the redemption price will be 130% of the fair market value.

As of the acquisition date, the fair value of the noncontrolling interest was determined to be $7.2 million (Note 7). The Company has elected to accrete the carrying value to the estimated redemption value over the three-year redemption period and reports the accretion charge as a reduction to additional-paid-in-capital. For the three and six months ended July 4, 2015, we have recorded accretion charges of $159 thousand and $194 thousand, respectively, bringing the value of the redeemable noncontrolling interest to $7.4 million at July 4, 2015.

Note 10 - Changes in Stockholders' Equity and Accumulated Other Comprehensive Loss:

(In thousands)	Common stock	Additional Paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive loss	Total
Balances, January 3, 2015	$1,173	$635,299	$—	$(193,613)	$(1,884)	$440,975
Net loss attributable to common stockholders for the six months ended July 4, 2015	—	—	—	(88,917)	—	(88,917)
Unrealized (loss) gain related to marketable securities, net of tax	—	—	—	—	(3)	(3)
Recognized loss on redemption of marketable securities, previously unrealized	—	—	—	—	234	234
Translation adjustments, net of tax	—	—	—	—	(55)	(55)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of tax	14	1,094	—	—	—	1,108
Stock repurchase	—	—	(6,970)	—	—	(6,970)
Retirement of treasury stock	(11)	(6,959)	6,970	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	8,363	—	—	—	8,363
Fair value of partially vested stock options and RSUs assumed in business acquisition	—	5,139	—	—	—	5,139
Defined benefit pension net actuarial losses	—	—	—	(1)	(155)	(156)
Adjustment of redeemable noncontrolling interest to redemption value	—	(296)	—	—	—	(296)
Balances, July 4, 2015	$1,176	$642,640	$—	$(282,531)	$(1,863)	$359,422

On March 3, 2014, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could be repurchased from time to time. The duration of the repurchase program was twelve months. During fiscal 2014, approximately 1.9 million shares were repurchased for $13.1 million. The 2014 program completed during the three months ended April 4, 2015, during which approximately 1.1 million shares were repurchased for approximately $7.0 million. No shares were repurchased during the three months ended July 4, 2015, and all shares repurchased under the 2014 program have been retired.

Note 11 - Income Taxes:

For the three months ended July 4, 2015 and June 28, 2014, we recorded an income tax provision of approximately $4.1 million and $2.2 million, respectively. For the six months ended July 4, 2015 and June 28 2014, we recorded an income tax provision of approximately $28.7 million and $4.0 million, respectively. The income tax provision for the three and six months ended July 4, 2015 represents tax at the federal, state and foreign statutory tax rates adjusted for withholding taxes, changes in uncertain tax positions, changes in the U.S. valuation allowance, as well as other non-deductible items in the United States and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate is primarily due to a valuation allowance increase in the United States and income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, because we intend to permanently reinvest these earnings outside of the United States.

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

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, state and local, or foreign income tax examinations for years before 2011, 2010 and 2008, respectively. However, U.S.

federal net operating loss ("NOL") and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which we used the attributes.

Our U.S. and French income tax returns are currently under examination for 2011 and 2012, as well as our Singapore income tax return for 2012. We are not under examination in any other jurisdictions.

We believe that it is reasonably possible that $2.3 million of unrecognized tax benefits and less than $0.1 million of associated interest and penalties could be recognized during the next twelve months. The $2.3 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to tax filings for years that will no longer be subject to examination under expiring statutes of limitations and the finalization of an ongoing tax examination.

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

Note 12 - Restructuring:

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
Approximately $4.1 million and $9.0 million of expense was incurred in the three and six months ended July 4, 2015, respectively, and $0 was incurred in both the three and six month periods ended June 28, 2014. These expenses were recorded to Restructuring charges on the Statements of Operations.

The following table displays the activity related to restructuring:

(In thousands)	Severance and related	Lease Termination	Systems & Engineering Tools*	Other	Total
Balance at December 28, 2013	$17	$368	$—	$147	$532
Restructuring Charges	—	1	—	9	10
Costs Paid or Otherwise Settled	(8)	(304)	—	(16)	(328)
Adjustments to prior restructuring costs	(9)	13	—	—	4
Balance at June 28, 2014	$—	$78	$—	$140	$218

Balance at January 3, 2015	—	43	—	139	182
Restructuring Charges	6,909	688	1,303	62	8,962
Costs Paid or Otherwise Settled	(4,503)	(313)	(537)	(201)	(5,554)
Adjustments to prior restructuring costs	—	—	—	—	—
Balance at July 4, 2015	$2,406	$418	$766	$—	$3,590
*Includes cancellation of contracts and accelerated depreciation of ERP systems

Note 13 - Long-Term Debt:

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million after deduction of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the LIBOR, subject to a 1.00% floor, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 6.15%.

The Term Loan is payable through a combination of quarterly installments of approximately $0.9 million beginning on July 4, 2015, and annual excess cash flow payments, as defined in the Credit Agreement, becoming due in the second quarter of 2016.

Payments could also become due upon certain issuances of additional indebtedness, and certain asset dispositions, with any remaining outstanding principal amount due and payable on the Term Loan Maturity Date. The percentage of excess cash flow we are required to pay ranges from 0% to 75%, depending on our leverage and other factors as defined in the Credit Agreement. Currently, the Credit Agreement would require a 75% excess cash flow payment. The Credit Agreement also contains informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. The Credit Agreement does not contain financial covenants.

The original issue discount and the debt issuance costs have been accounted for as a reduction to the carrying value of the Term Loan on our Consolidated Balance Sheets and are being amortized to Interest expense in our Consolidated Statements of Operations over the contractual term, using the effective interest method.

The carrying value of the Term Loan is reflected in our Consolidated Balance Sheets as follows:

(In thousands)	July 4, 2015	January 3, 2015
Principal amount	$349,125	$—
Unamortized original issue discount and debt issuance costs	(10,677)	—
Less current portion of Long-term debt	(242)	—
Long-term debt	$338,206	$—

Interest expense related to the Term Loan was included in Interest expense on the Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Contractual interest	$4,593	$—	$5,920	$—
Amortization of debt issuance costs and discount	821	—	1,105	—
Total Interest expense related to the Term Loan	$5,414	$—	$7,025	$—

Note 14 - Stock-Based Compensation:

Total stock-based compensation expense included in our Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Line item:
Cost of products sold	$398	$211	$638	$377
Research and development	2,346	1,354	3,855	2,388
Selling, general and administrative	2,235	1,755	3,870	3,645
Acquisition related charges	—	—	3,891	—
Total stock-based compensation	$4,979	$3,320	$12,254	$6,410

During the first and seconds quarters of 2015, we granted approximately 306,000 stock options and 91,500 stock options and RSUs, respectively, with a market condition to certain executives. The options and RSUs have a two year vesting and vest between 0% and 200% of the target amount, based on the Company's relative Total Shareholder Return (TSR) when compared to the TSR of a component of companies of the PHLX Semiconductor Sector Index over a two year period. The fair values of the options were determined and fixed on the date of grant using a lattice-based option-pricing valuation model, which incorporates a Monte-Carlo simulation, and considered the likelihood that we would achieve the market condition. TSR is a measure of stock price appreciation plus dividends paid, if any, in the performance period. As of July 4, 2015, 397,500 market-based stock options were outstanding. In the second quarter of 2015, we incurred stock compensation expense of $0.3 million related to these market condition awards.

Total stock-based compensation for the six months ended July 4, 2015 was $12.3 million of which $3.9 million was paid during the period.

Note 15 - Legal Matters:

On or about January 29, 2015, Silicon Image, members of its Board, the Company and the Company’s wholly-owned merger acquisition subsidiary were named as defendants in two complaints filed in Santa Clara Superior Court by alleged stockholders of Silicon Image in connection with the proposed merger of Silicon Image and the Company. Both complaints were dated January 29, 2015 and were captioned respectively Molland v. George, et al. and Stein v. Silicon Image, Inc. et. al. Five additional complaints were subsequently filed on January 30, 2015, February 4, 2015 and February 9, 2015 in Delaware Chancery Court by alleged stockholders of Silicon Image, Inc. in connection with the Merger, captioned respectively Pfeiffer v. Martino et. al.; Lipinski v. Silicon Image, Inc. et. al.; Feldbaum et. al. v. Silicon Image, Inc. et. al; Nelson v. Silicon Image, Inc. et. al. and Partansky v. Silicon Image, Inc. et. al. The five Delaware matters were subsequently consolidated into an action captioned In re Silicon Image Stockholders Litigation by order of the Delaware Chancery Court on February 11, 2015, and a consolidated amended complaint was filed in the matter on February 13, 2015. Two complaints captioned Tapia v. Silicon Image, Inc. et. al. and Caldwel v. Silicon Image, Inc. were also filed on February 4, 2015 and February 9, 2015 in Santa Clara Superior Court by alleged stockholders in connection with the merger. Amended complaints were filed in the Molland and Stein actions on February 11, 2015. The parties have reached a tentative settlement in this matter, subject to final court approval.  The Company has estimated a range of possible loss, but considers the resulting accrual under U.S. GAAP to be immaterial to our Consolidated Statements of Operations.

Each of these lawsuits are purported class actions brought on behalf of Silicon Image stockholders, asserting claims against each member of the Silicon Image Board for breach of fiduciary duty, and against various officers of the Silicon Image, the Company, and the Company’s wholly-owned merger subsidiary for aiding and abetting breach of fiduciary duty. The lawsuits allege that the Merger does not appropriately value Silicon Image, was the result of an inadequate process, and includes preclusive deal devices. The amended complaints also assert that the Silicon Image’s disclosures regarding the Merger in its Schedule 14D-9 omitted material information regarding the Merger. Each of these complaints purport to seek unspecified damages. The parties have reached a tentative settlement agreement in the Delaware case, subject to court approval, which we consider to be immaterial to our Consolidated Statements of Operations. The California cases are ongoing but are subject to a motion to stay which will be heard on or about August 28, 2015.

In November 2014, a patent infringement lawsuit was filed by Papst Licensing GmbH & Co., KG ("Papst") against us in the U.S. District Court for the District of Delaware. In the complaint, Papst alleges that certain of the simulator or simulation products sold by the Company may infringe one or more of the patents held by Papst. The parties have reached a tentative settlement of this matter which is subject to the negotiation and execution of a license agreement between the parties, which we consider to be immaterial to our Consolidated Statements of Operations.

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

Note 16 - Segment and Geographic Information:

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

Our revenue by major geographic area, based on ship-to location, was as follows:

	Three Months Ended				Six Months Ended
(In thousands)	July 4, 2015		June 28, 2014		July 4, 2015		June 28, 2014
Asia	$83,395	78%	$73,459	74%	$145,929	75%	$146,203	75%
Europe	13,477	13	15,718	16	29,944	15	30,428	15
Americas	9,588	9	10,143	10	19,184	10	19,326	10
Total revenue	$106,460	100%	$99,320	100%	$195,057	100%	$195,957	100%

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
Lattice was founded in 1983 and is headquartered in Portland, Oregon. The Company acquired Silicon Image, Inc. ("Silicon Image") in March 2015. Silicon Image is engaged in setting industry standards including the HDMI®, DVI®, MHL® and WirelessHD® standards. Our results for the six months ended July 4, 2015 include the results of Silicon Image for the period from March 11, 2015 through July 4, 2015.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes, other than accounting for licensing revenue following the acquisition of Silicon Image, during the six months ended July 4, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on form 10-K for the fiscal year ended January 3, 2015.

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

Results of Operations*

Key elements of our Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended				Six Months Ended
(In thousands)	July 4, 2015		June 28, 2014		July 4, 2015		June 28, 2014
Revenue	$106,460	100.0%	$99,320	100.0%	$195,057	100.0%	$195,957	100.0%
Gross margin	58,126	54.6	54,975	55.4	105,958	54.3	109,113	55.7
Research and development	39,552	37.2	22,302	22.5	67,194	34.4	43,541	22.2
Selling, general and administrative	28,189	26.5	18,832	19.0	49,277	25.3	37,581	19.2
Acquisition related charges	3,270	3.1	—	—	21,468	11.0	—	—
Restructuring charges	4,068	3.8	3	—	8,962	4.6	14	—
Amortization of acquired intangible assets	8,941	8.4	737	0.7	11,883	6.1	1,474	0.8
(Loss) income from operations	$(25,894)	(24.3)%	$13,101	13.2%	$(52,826)	(27.1)%	$26,503	13.5%

* Lattice acquired Silicon Image on March 10, 2015. Results of Operations include the financial results of Silicon Image for the period from March 11, 2015 through July 4, 2015. Silicon Image's revenue and net loss for that period were approximately $53.9 million and $33.0 million, respectively. Acquisition related charges, which were expensed as incurred, were approximately $8.6 million.

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

The following are examples of end market applications:

Communications	Consumer	Industrial	Licensing
Wireless	Smartphones	Security & Surveillance	IP Royalties
Wireline	Cameras	Machine Vision	Adopter Fees
Data Backhaul	Displays	Industrial Automation	IP Licenses
	Tablets	Human Machine Interface
	Wearables	Automotive
	Home Theater	Servers
Data Storage

The composition of our revenue by end market for the second quarter and first six months of fiscal 2015 and 2014 was as follows:

	Three Months Ended				Six Months Ended
(In thousands)	July 4, 2015		June 28, 2014		July 4, 2015		June 28, 2014
Communications	$24,062	23%	$44,060	44%	$56,781	29%	$83,818	43%
Consumer	39,321	37	25,279	26	58,844	30	54,823	28
Industrial	32,917	31	29,981	30	66,390	34	57,316	29
Licensing and services	10,160	9	—	—	13,042	7	—	—
Total revenue	$106,460	100%	$99,320	100%	$195,057	100%	$195,957	100%

For the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, revenue from the Communications end market decreased by 45%, while for the first six months of fiscal 2015 compared to the first six months of fiscal 2014, revenue from the Communications end market decreased by 32%. For both periods, these changes were driven primarily by a relative decline in demand related to the LTE build-out in China from its peak in the first half of 2014, combined with an inventory correction at a single OEM.

Revenue from the Consumer end market increased 56% for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, and increased 7% for the first six months of fiscal 2015 compared to the first six months of fiscal 2014. For both periods, these changes were primarily due to inclusion of Silicon Image product revenue, which has a substantial Consumer component, partially offset by lower demand for certain of our iCE40 products at a major OEM.

For the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, revenue from the Industrial end market increased approximately 10%, while for the first six months of fiscal 2015 compared to the first six months of fiscal 2014 revenue increased 16%. For both periods, these changes were largely due to inclusion of Silicon Image product revenue coupled with relative strength in the Asia market.

Licensing and services revenue of $10.5 million and $13.4 million was recognized in the second quarter and first six months of fiscal 2015, respectively, following the acquisition of Silicon Image in March 2015. Previously, we did not have licensing and services revenue.

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

The composition of our revenue by geography for the second quarter and first six months of fiscal 2015 and fiscal 2014, based on ship-to location, was as follows:

	Three Months Ended				Six Months Ended
(In thousands)	July 4, 2015		June 28, 2014		July 4, 2015		June 28, 2014
Asia	$83,395	78%	$73,459	74%	$145,929	75%	$146,203	75%
Europe	13,477	13	15,718	16	29,944	15	30,428	15
Americas	9,588	9	10,143	10	19,184	10	19,326	10
Total revenue	$106,460	100%	$99,320	100%	$195,057	100%	$195,957	100%

Revenue in Asia increased 14% for the second quarter of 2015 compared to the second quarter of 2014, and was basically flat for the first six months of 2015 compared to the first six months of 2014. For both periods, this was due to the inclusion of Silicon Image product revenue, substantially offset by lower demand for certain of our iCE40 products at a major Consumer end market OEM, a relative decline in demand related to the LTE build-out in China from its peak in the first half of 2014, and an inventory correction at a single Communications end market OEM in the second quarter of 2015.

Revenue in Europe decreased 14% for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, and was basically flat for the first six months of fiscal 2015 compared to the first six months of fiscal 2014. For both periods, this was driven by weakness in the automotive component of the Industrial end market and reduced demand in the Communications end market, partially offset by the inclusion of Silicon Image product revenue.

Revenue from the Americas for the second quarter and first six months of fiscal 2015 was basically flat with the second quarter and first six months of fiscal 2014 as the inclusion of Silicon Image product revenue offset general declines in demand.

Revenue from End Customers

Our top five end customers constituted approximately 33% of our revenue for the second quarter of fiscal 2015, compared to approximately 47% for the second quarter of fiscal 2014, primarily due to a more diverse customer base as a result of our acquisition of Silicon Image in March 2015. Our top five end customers constituted approximately 34% of our revenue for the first six months of fiscal 2015, compared to approximately 49% for the first six months of fiscal 2014.

Our largest end customer accounted for approximately 12% of total revenue in the second quarter and 11% of total revenue first six months of fiscal 2015. In the second quarter of fiscal 2014, our two largest end customers accounted for 20% and 14% of total revenue and 21% and 14% of total revenue, respectively, in the first six months of fiscal 2014. No other customers accounted for more than 10% of total revenue during these periods.

Revenue from Sell-Through Distributors

Sales through distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to resale of products by our primary sell-through distributors for the second quarter and first six months of fiscal 2015 and fiscal 2014, respectively, was as follows:

	% of Total Revenue Three Months Ended		% of Total Revenue Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Arrow Electronics Inc. (including Nu Horizons Electronics)	18%	23%	21%	22%
Weikeng Group	13	10	12	8
All others	12	9	12	10
All sell-through distributors	43%	42%	45%	40%

Revenue from sell-through distributors increased to 43% of total revenue in the second quarter of fiscal 2015 from 42% in the second quarter of fiscal 2014. Revenue from sell-through distributors increased to 45% of total revenue in the first six months of fiscal 2015 from 40% in the first six months of fiscal 2014. In each case, the increase on a percentage basis of revenue from sell-

through distributors was due to the percentage decline in direct sales to OEM customers, primarily in the Consumer and Communications end markets.

Gross Margin

The composition of our gross margin, including as a percentage of revenue, for the second quarter and first six months of fiscal 2015 and 2014, respectively, was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Gross margin	$58,126	$54,975	$105,958	$109,113
Percentage of net revenue	54.6%	55.4%	54.3%	55.7%
Product gross margin %	50.0%	55.4%	51.2%	55.7%
Licensing and services gross margin %	98.3%	—%	98.0%	—%

For the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, gross margin decreased 0.8 percentage points. For the first six months of fiscal 2015 compared to the first six months of fiscal 2014, gross margin decreased by 1.4 percentage points. In both periods, the decrease in gross margin was the result of purchase price accounting adjustments associated with the sell-through of acquired inventory and deferred revenue along with a degradation of product mix, partially offset by the inclusion of licensing and services revenue from the acquisition of Silicon Image in March 2015.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, for the second quarter and first six months of fiscal 2015 and 2014, respectively, was as follows:

	Three Months Ended			Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	% change	July 4, 2015	June 28, 2014	% change
Research and development	$39,552	$22,302	77	$67,194	$43,541	54
Percentage of net revenue	37.2%	22.5%		34.4%	22.2%
Mask costs included in Research and development	$1,183	$842	40	$2,945	$1,786	65

Research and development expense includes costs for compensation and benefits, development masks, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, intellectual property cores, processes, packaging, and software to support new products.

The increase in Research and development expense for both the second quarter and first six months of fiscal 2015 compared to the second quarter and first six months of fiscal 2014, respectively, was the result of headcount and outside service expenses primarily from the inclusion of Silicon Image research and development, and increased engineering mask costs, partially offset by decreased time-based license amortization and variable compensation expense.

We believe that a continued commitment to research and development is essential to maintain product leadership and provide innovative new product offerings and, therefore, we expect to continue to make significant future investments in research and development.

Selling, General, and Administrative Expense

The composition of our Selling, general and administrative expense, including as a percentage of revenue, for the second quarter and first six months of fiscal 2015 and 2014 was as follows:

	Three Months Ended			Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	% change	July 4, 2015	June 28, 2014	% change
Selling, general and administrative	$28,189	$18,832	50	$49,277	$37,581	31
Percentage of net revenue	26.5%	19.0%		25.3%	19.2%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional services, and travel expenses.

The increase in Selling, general and administrative expense for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, as well as the increase in the first six months of fiscal 2015 compared to the first six months of fiscal 2014, were primarily due to increased headcount and outside service expenses driven primarily by the inclusion of Silicon Image, partially offset by decreased variable compensation expense.

Acquisition Related Charges

The composition of our Acquisition related charges, including as a percentage of revenue, for the second quarter and first six months of fiscal 2015 and 2014 was as follows:

	Three Months Ended			Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	% change	July 4, 2015	June 28, 2014	% change
Acquisition related charges	$3,270	$—	—	$21,468	$—	—
Percentage of net revenue	3.1%	—%		11.0%	—%

For the second quarter and first six months of fiscal 2015, Acquisition related charges were entirely attributable to our acquisition of Silicon Image in March 2015 and included professional services including legal, accounting, licenses and fees, and severance and stock compensation costs related to change of control payments to departing executives. There were no acquisition related charges in the second quarter and first six months of fiscal 2014.

Restructuring Charges

The composition of our Restructuring charges, including as a percentage of revenue, for the second quarter and first six months of fiscal 2015 and 2014 was as follows:

	Three Months Ended			Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	% change	July 4, 2015	June 28, 2014	% change
Restructuring charges	$4,068	$3	135,500	$8,962	$14	63,914
Percentage of net revenue	3.8%	—%		4.6%	—%

For the second quarter and first six months of fiscal 2015 compared to the second quarter and first six months of fiscal 2014, the increase in Restructuring charges was driven by a new restructuring plan implemented in March 2015. This plan was designed to realize synergies from the acquisition of Silicon Image by eliminating redundancies created as a result of combining the two companies, including a reduction in our worldwide headcount and the consolidation of facilities, systems and engineering tools.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, for the second quarter and first six months of fiscal 2015 and 2014 was as follows:

	Three Months Ended			Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	% change	July 4, 2015	June 28, 2014	% change
Amortization of acquired intangible assets	$8,941	$737	1,113	$11,883	$1,474	706
Percentage of net revenue	8.4%	—%		6.1%	—%

For the second quarter and first six months of fiscal 2015 compared to the second quarter and first six months of fiscal 2014, amortization of acquired intangible assets increased primarily due to additional amortization expense from new intangible assets acquired in connection with our acquisition of Silicon Image in March 2015.

Interest Expense

Interest expense, including as a percentage of revenue, for the second quarter and first six months of fiscal 2015 and 2014 was as follows:

	Three Months Ended			Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	% change	July 4, 2015	June 28, 2014	% change
Interest expense	$(5,505)	$(37)	14,778	$(7,116)	$(85)	8,272
Percentage of net revenue	(5.2)%	—%		(3.6)%	—%

For the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, as well as the first six months of fiscal 2015 compared to the first six months of fiscal 2014, the increase in Interest expense is driven by the acquisition of debt, related to the Silicon Image acquisition, which is further discussed in the Credit Arrangements section under Liquidity and Capital Resources. The interest expense related to this debt is comprised of contractual interest and amortization of original issue discount and debt issuance costs based on the effective interest method.

Other (Expense) Income, Net

The composition of our Other (expense) income, net, including as a percentage of revenue, for the second quarter and first six months of fiscal 2015 and 2014 was as follows:

	Three Months Ended			Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	% change	July 4, 2015	June 28, 2014	% change
Other (expense) income, net	$(201)	$943	(121)	$(355)	$1,300	(127)
Percentage of net revenue	(0.2)%	0.9%		(0.2)%	0.7%

For the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, as well as the first six months of fiscal 2015 compared to the first six months of fiscal 2014, the decrease in Other (expense) income, net resulted primarily from the realization of gains on the sale of auction rate securities in the prior year partially offset by decreased foreign exchange losses in the current period versus the prior period.

Income Taxes

The composition of our Income taxes for the second quarter and first six months of fiscal 2015 and 2014 was as follows:

	Three Months Ended			Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	% change	July 4, 2015	June 28, 2014	% change
Provision for income taxes	$4,056	$2,236	81	$28,721	$3,963	625

Our tax expense for the second quarter of fiscal 2015 increased as compared to the second quarter of fiscal 2014 primarily due to foreign withholding taxes connected to the Silicon Image line of business and taxes associated with foreign restructuring after the acquisition of Silicon Image in March 2015. Our overall tax expense for the first six months of fiscal 2015, compared to the first six months of fiscal 2014 increased primarily due to recording a valuation allowance against the remaining U.S. net deferred tax assets in the first quarter of fiscal 2015. During the first quarter of 2015, we concluded that it was not more-likely-than-not that we would be able to realize the benefit of our remaining U.S. deferred tax assets, resulting in an increase to the valuation allowance and an increase to the tax provision of $21.0 million.

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

We believe that our financial resources will be sufficient to meet our working capital needs through the next 12 months. As of July 4, 2015, we do not have significant long-term commitments for capital expenditures. In the future, and to the extent our Credit Agreement permits, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, completing other acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain equity financing or additional debt, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain equity financing or additional debt if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs, which may now be more difficult to obtain in light of our indebtedness related to the Credit Agreement.

Cash and cash equivalents and Short-term marketable securities

(In thousands)	July 4, 2015	January 3, 2015	$ Change
Cash and cash equivalents	$101,498	$115,611	$(14,113)
Short-term marketable securities	36,637	139,233	(102,596)
Total Cash and cash equivalents and Short-term marketable securities	$138,135	$254,844	$(116,709)

As of July 4, 2015, we had total cash and cash equivalents of $101.5 million, of which approximately $40.1 million was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of July 4, 2015, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in cash and cash equivalents and short-term marketable securities of $116.7 million compared to January 3, 2015 was primarily driven by $427 million in cash paid to acquire Silicon Image, net of cash acquired, offset by $347 million of borrowings from the issuance of long-term debt in connection with the acquisition.

Accounts receivable, net

(In thousands)	July 4, 2015	January 3, 2015	Change
Accounts receivable, net	$76,873	$62,372	$14,501
Days sales outstanding	66	67	(1)

Accounts receivable, net as of July 4, 2015 increased by $14.5 million or 23% from January 3, 2015, driven by the additional Accounts receivable and Revenue assumed in the Silicon Image acquisition. Days sales outstanding at July 4, 2015 were 66 days, a decrease of 1 day from January 3, 2015.

Inventories

(In thousands)	July 4, 2015	January 3, 2015	Change
Inventories	$80,796	$64,925	$15,871
Months of inventory on hand	5.0	5.2	(0.2)

Inventories as of July 4, 2015 increased $15.9 million or 24% compared to January 3, 2015 driven by the additional inventory assumed in the Silicon Image acquisition, partially offset by recognition of cost of goods sold related to the step-up in inventory fair value also from the acquisition. Months of inventory on hand decreased to 5.0 months at July 4, 2015 from 5.2 months at January 3, 2015.

Stock Repurchase Program

On March 3, 2014, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could be repurchased from time to time. The duration of the repurchase program was twelve months. During fiscal 2014, approximately 1.9 million shares were repurchased for $13.1 million. The 2014 program completed during the three months ended April 4, 2015, during which approximately 1.1 million shares were repurchased for approximately $7.0 million. No shares were repurchased during the three months ended July 4, 2015, and all shares repurchased under the 2014 program have been retired.

Credit Arrangements

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million after deduction of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the LIBOR, subject to a 1.00% floor, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 6.15%.

The Term Loan is payable through a combination of quarterly installments of approximately $0.9 million beginning on July 4, 2015, and annual excess cash flow payments, as defined in the Credit Agreement becoming due in the second quarter of 2016. Payments could also become due upon certain issuances of additional indebtedness, as well as certain asset dispositions, with any remaining outstanding principal amount due and payable on the Term Loan Maturity Date. The percentage of excess cash flow we are required to pay ranges from 0% to 75%, depending on our leverage and other factors as defined in the Credit Agreement. Currently, the Credit Agreement would require a 75% excess cash flow payment. The Credit Agreement also contains informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. The Credit Agreement does not contain financial covenants.

As of July 4, 2015, we had no significant long-term purchase commitments for capital expenditures or existing used or unused credit arrangements.

Contractual Obligations

In March 2015, we assumed operating leases for facilities in Sunnyvale, California; China, India, Taiwan, South Korea and Japan in connection with the acquisition of Silicon Image. Annual rental costs are estimated at $2.1 million in 2015, $2.3 million in 2016, $2.4 million in 2017 and $0.9 million in 2018. Other than this, there have been no other significant changes to our contractual obligations, outside of the ordinary course of business in the first six months of fiscal 2015, as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended January 3, 2015.

Off-Balance Sheet Arrangements

As of July 4, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
(unaudited)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Non-GAAP Revenue	$109,381	$99,320	$199,787	$195,957
Non-GAAP Cost of products sold	47,136	44,134	85,264	86,468
Non-GAAP Gross margin	62,245	55,186	114,523	109,489
Non-GAAP Operating expenses	63,160	38,025	108,746	75,089
Non-GAAP (Loss) income from operations	(915)	17,161	5,777	34,400
Non-GAAP (Loss) income before income taxes	(6,621)	18,067	(1,694)	35,615
Non-GAAP Income tax expense	2,049	418	3,112	798
Non-GAAP Net (loss) income attributable to common stockholders	$(8,584)	$17,649	$(4,705)	$34,817
Non-GAAP Net (loss) income per share - Basic	$(0.07)	$0.15	$(0.04)	$0.30
Non-GAAP Net (loss) income per share - Diluted	$(0.07)	$0.15	$(0.04)	$0.29

Pursuant to the requirements of Regulation S-K and to make clear to our investors the adjustments we make to U.S. GAAP measures, we have provided the following reconciliations of the non-GAAP measures to the most directly comparable U.S. GAAP financial measures.

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
(unaudited)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
GAAP Revenue	$106,460	$99,320	$195,057	$195,957
Acquisition related deferred revenue effect (1)	2,921	—	4,730	—
Non-GAAP Revenue	$109,381	$99,320	$199,787	$195,957

GAAP Cost of products sold	$48,334	$44,345	$89,099	$86,844
Acquisition related deferred cost of sales effect (2)	805	—	1,449	—
Acquisition related inventory fair value effect (3)	(1,605)	—	(4,646)	—
Stock-based compensation expense - Gross margin	(398)	(211)	(638)	(376)
Non-GAAP Cost of products sold	$47,136	$44,134	$85,264	$86,468

GAAP Gross margin	$58,126	$54,975	$105,958	$109,113
Acquisition related net deferred revenue effect (1) (2)	2,116	—	3,281	—
Acquisition related inventory fair value effect (3)	1,605	—	4,646	—
Stock-based compensation expense - Gross margin	398	211	638	376
Non-GAAP Gross margin	$62,245	$55,186	$114,523	$109,489
Non-GAAP Gross margin %	56.9%	55.6%	57.3%	55.9%

GAAP Operating expenses	$84,020	$41,874	$158,784	$82,610
Restructuring charges	(4,068)	(3)	(8,962)	(14)
Acquisition related charges (4)	(3,270)	—	(21,468)	—
Amortization of acquired intangible assets	(8,941)	(737)	(11,883)	(1,474)
Stock-based compensation expense - Operations	(4,581)	(3,109)	(7,725)	(6,033)
Non-GAAP Operating expenses	$63,160	$38,025	$108,746	$75,089

GAAP (Loss) income from operations	$(25,894)	$13,101	$(52,826)	$26,503
Acquisition related net deferred revenue effect (1) (2)	2,116	—	3,281	—
Acquisition related inventory fair value effect (3)	1,605	—	4,646	—
Stock-based compensation expense - Gross margin	398	211	638	376
Restructuring charges	4,068	3	8,962	14
Acquisition related charges (4)	3,270	—	21,468	—
Amortization of acquired intangible assets	8,941	737	11,883	1,474
Stock-based compensation expense - Operations	4,581	3,109	7,725	6,033
Non-GAAP (Loss) income from operations	$(915)	$17,161	$5,777	$34,400

(1) Fair value adjustment to deferred revenue from purchase accounting
(2) Fair value adjustment to deferred cost of sales from purchase accounting
(3) Fair value adjustment for inventory step-up from purchase accounting
(4) Includes stock-based compensation and severance costs related to change in control

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
(unaudited)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
GAAP (Loss) income before income taxes	$(31,600)	$14,007	$(60,297)	$27,718
Acquisition related net deferred revenue effect (1) (2)	2,116	—	3,281	—
Acquisition related inventory fair value effect (3)	1,605	—	4,646	—
Stock-based compensation expense - Gross margin	398	211	638	376
Restructuring charges	4,068	3	8,962	14
Acquisition related charges (4)	3,270	—	21,468	—
Amortization of acquired intangible assets	8,941	737	11,883	1,474
Stock-based compensation expense - Operations	4,581	3,109	7,725	6,033
Non-GAAP (Loss) income before income taxes	$(6,621)	$18,067	$(1,694)	$35,615

GAAP Income tax expense	$4,056	$2,236	$28,721	$3,963
Non-cash Income tax expense adjustment (5)	(2,007)	(1,818)	(25,609)	(3,165)
Non-GAAP Income tax expense	$2,049	$418	$3,112	$798

GAAP Net (loss) income attributable to common stockholders	$(35,570)	$11,771	$(88,917)	$23,755
Acquisition related net deferred revenue effect (1) (2)	2,116	—	3,281	—
Acquisition related inventory fair value effect (3)	1,605	—	4,646	—
Stock-based compensation expense - Gross margin	398	211	638	376
Restructuring charges	4,068	3	8,962	14
Acquisition related charges (4)	3,270	—	21,468	—
Amortization of acquired intangible assets	8,941	737	11,883	1,474
Stock-based compensation expense - Operating expense	4,581	3,109	7,725	6,033
Non-cash Income tax expense (benefit)	2,007	1,818	25,609	3,165
Non-GAAP Net (loss) income attributable to common stockholders	$(8,584)	$17,649	$(4,705)	$34,817

GAAP Net (loss) income per share - Basic	$(0.30)	$0.10	$(0.76)	$0.20
Cumulative effect of Non-GAAP adjustments	0.23	0.05	0.72	0.10
Non-GAAP Net (loss) income per share - Basic	$(0.07)	$0.15	$(0.04)	$0.30

GAAP Net (loss) income per share - Diluted	$(0.30)	$0.10	$(0.76)	$0.20
Cumulative effect of Non-GAAP adjustments	0.23	0.05	0.72	0.09
Non-GAAP Net (loss) income per share - Diluted	$(0.07)	$0.15	$(0.04)	$0.29

Shares used in per share calculations:
Basic	116,903	117,904	116,883	117,170
Diluted - GAAP	116,903	120,944	116,883	120,041
Diluted - non-GAAP (6)	116,903	120,944	116,883	120,041

(1) Fair value adjustment to deferred revenue from purchase accounting
(2) Fair value adjustment to deferred cost of sales from purchase accounting
(3) Fair value adjustment for inventory step-up from purchase accounting
(4) Includes stock-based compensation and severance costs related to change in control
(5) Reverses the change in tax valuation allowance and aligns tax expense to cash taxes paid
(6) Non-GAAP diluted shares calculated using GAAP treasury stock method, except in a loss position, in which case diluted shares equal basic shares.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

A portion of our silicon wafer and other purchases are denominated in Japanese yen, we bill our Japanese customers in yen and we collect a Japanese consumption tax refund in yen. As a result of this as well as having various international subsidiary and branch operations, our financial position and results of operations are subject to foreign currency exchange rate risk.
We mitigate the resulting foreign currency exchange rate exposure by entering into foreign currency forward exchange contracts. Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges under GAAP and as such are adjusted to fair value through Other income (expense), net. We do not engage in speculative trading in any financial or capital market.
At July 4, 2015 and January 3, 2015, we had forward contracts for Japanese yen of $1.9 million and $4.2 million, respectively. The net fair value of these contracts was favorable by less than $0.1 million and approximately $0.4 million at July 4, 2015 and January 3, 2015, respectively. A hypothetical 10% unfavorable exchange rate change in the yen against the U.S. dollar would have resulted in an unfavorable net fair value of less than $0.1 million and approximately $0.2 million at July 4, 3015 and January 3, 2015, respectively. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

Interest Rate Risk

At July 4, 2015, we had $349.1 million outstanding on the $350 million gross term loan outstanding under our Credit Agreement, with a variable contractual interest rate based on the LIBOR, subject to a 1.00% floor, plus a spread of 4.25%. A hypothetical 10% increase in the LIBOR would not have increased the LIBOR above this 1.00% floor used in the interest rate calculation, and thus would not have had an impact on Interest expense for the three or six month periods ended July 4, 2015.

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

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting (as defined in Rules 13a - 15(f) and 159d) - 15(f) under the Exchanges Act) materially changed during the first six months of fiscal 2015, due to the inclusion of Silicon Image in our financial reporting structure and Silicon Image's underlying operational processes. This change was reviewed as part management's evaluation and conclusion noted in "Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures" above in Item 4.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The information set forth above under Note 15 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

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

With the acquisition of Silicon Image, the Consumer end market has increased in importance to us. Revenue from the Consumer end market would have accounted for 44% of our revenue in fiscal 2014. Revenue from the Consumer end market consists primarily of revenue from our products designed and used in a broad range of consumer electronics products including smart handheld devices, flat panel displays, televisions, digital cameras and camcorders, gaming consoles, and set-top boxes. This market is characterized by rapidly changing requirements and product features and volatility in consumer demand. Our success in this market will depend principally on our ability to:

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

A large portion of our revenue depends on sales to a limited number of customers, as quantified under "Concentration Risk" in Note 1 to the Financial Statements. If any of these relationships were to diminish, or if these customers were to develop their own solutions, or adopt an alternative solution or a competitor's solution, our results could be adversely affected.

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

For example, Silicon Image’s fiscal 2014 mobile product revenue decreased as a result of a significant production slowdown by one of its key customers. Similarly, in December 2014, one of its largest customers informed Silicon Image that they had decided not to include Silicon Image’s MHL functionality in certain designs in order to reduce costs.

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

•	we may incur unexpected costs, claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition;

•	we may discover adverse conditions post-acquisition that are not covered by representations and warranties;

•	we may increase some of our risks, such as increasing customer or end product concentration;

•	we may have difficulty incorporating acquired technologies or products with our existing product lines;

•	we may have higher than anticipated costs in continuing support and development of acquired products, and in general and administrative functions that support such products;

•	we may have difficulty integrating and retaining key personnel;

•	we may have difficulty integrating business systems and tools, such as accounting software, inventory management systems, or revenue systems which may have an adverse effect on our business:

•	our liquidity and/or capital structure may be adversely impacted;

•	our strategic investments may not perform as expected;

•	we may experience unexpected changes in how we are required to account for our acquisitions and strategic investments pursuant to United States generally accepted accounting principles;

•	we may have difficulty integrating acquired entities into our global tax structure with potentially negative impacts on our effective tax rate; and

•	if the acquisition or strategic investment does not perform as projected, we might take a charge to earnings due to impaired goodwill.

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

In connection with our acquisition of Silicon Image, we entered into a secured Credit Agreement providing for a $350 million term loan. Our obligations under the Credit Agreement are guaranteed by each of our U.S. and certain other subsidiaries. Our obligations include a requirement to pay up to 75% of our excess cash flow toward repayment of the facility. The Credit Agreement also contains certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends and indebtedness. The amount and terms of our indebtedness, as well as our credit rating, could have important consequences, including the following:

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

•	our ability to make distributions to our stockholders in a sale or liquidation may be limited until any balance on the facility is repaid in full.

•	our ability to incur additional debt, including for working capital, acquisitions, or other needs.

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

Many of the components in our products contain encryption keys used in connection with High Definition Content Protection ("HDCP"). The regulation and distribution of these encryption keys are controlled through license agreements with Digital Content Protection ("DCP"), a wholly owned subsidiary of Intel Corporation. These license agreements have been modified by DCP from time to time, and such changes could impact us, our distributors and our customers. An important element of both HDMI and MHL is the ability to implement link protection for high definition (“HD”), and more recently, 4K UltraHD, content. We implement various aspects of the HDCP link protection within certain parts we sell. We also, for the benefit of our customers, include the necessary HDCP encryption keys in parts we ship to customers. These encryption keys are provided to us from DCP. We have a specific process for tracking and handling these encryption keys. If DCP changes any of the tracking or handling requirements associated with HDCP encryption keys, we may need to change our manufacturing and distribution processes, which could adversely affect our manufacturing and distribution costs. If we cannot satisfy new requirements for the handling and tracking of encryption keys, we may have to cease shipping or manufacturing certain products.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 3, 2014, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could be repurchased from time to time. The duration of the repurchase program was twelve months. During fiscal 2014, approximately 1.9 million shares were repurchased for $13.1 million. The 2014 program completed during the three months ended April 4, 2015, during which approximately 1.1 million shares were repurchased for approximately $7.0 million. No shares were repurchased during the three months ended July 4, 2015, and all shares repurchased under the 2014 program have been retired.

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

Date: August 13, 2015