Form 10-Q
period 2015-10-03
LATTICE SEMICONDUCTOR CORP
filed 2015-11-12
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2015
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

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of November 6, 2015                          117,905,097

LATTICE SEMICONDUCTOR CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential,” and similar words or phrases to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about: expected synergies from the acquisition of Silicon Image; the expected cost and timing of our internal restructuring plan; a significant portion of our revenue being through our sell-through distributors; the impact of our global tax structure and expectations regarding taxes and tax adjustments; the impact of new accounting pronouncements; anticipated amounts used in acquisition valuation and purchase accounting; our ability to maintain or develop successful foundry relationships to produce new products; the anticipation that we will become increasingly dependent on revenue from newer products; the adequacy of assembly and test capacity commitments; our expectations regarding protection of and defenses to claims against our intellectual property; the finalization and settlement of litigation or administrative proceedings; our making significant future investments in research and development; our beliefs concerning the adequacy of our liquidity and facilities, and our ability to meet our operating and capital requirements and obligations; the possibility that we may revise our preliminary purchase price allocation related to our acquisition of Silicon Image, Inc.; our expectation that we will continue to transition to increasingly smaller geometry process technologies; our continued participation in consortia that develop and promote the HDMI, MHL and WirelessHD specifications, and our participation in other standard setting initiatives; the anticipated narrowing of our agent functions regarding the HDMI consortium and related reduction in adopter fees; and any other changes in the agreements relating to various intellectual property or standards consortia and their sharing of past or present fees or royalties.

Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, unexpected charges, delays or results relating to our restructuring plans, unanticipated taxation requirements or positions of the U.S. Internal Revenue Service, or unexpected impacts of recent accounting guidance. In addition, actual results are subject to other risks and uncertainties that relate more broadly to our and Silicon Image’s overall business, including those more fully described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this Report.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenue
Product	$98,572	$86,570	$280,587	$282,527
Licensing and services	11,143	—	24,185	—
Total revenue	109,715	86,570	304,772	282,527
Costs and expenses:
Cost of product revenue	49,415	35,759	138,250	122,603
Cost of licensing and services revenue	451	—	715	—
Research and development	37,619	22,053	104,813	65,594
Selling, general, and administrative	23,819	17,645	73,096	55,226
Acquisition related charges	610	—	22,078	—
Restructuring charges	6,818	2	15,780	16
Amortization of acquired intangible assets	8,941	737	20,824	2,211
	127,673	76,196	375,556	245,650
(Loss) income from operations	(17,958)	10,374	(70,784)	36,877
Interest expense	(5,754)	—	(12,870)	(48)
Other (expense) income, net	(943)	53	(1,298)	1,316
(Loss) income before income taxes	(24,655)	10,427	(84,952)	38,145
Income tax expense	309	1,021	29,030	4,984
Net (loss) income	(24,964)	9,406	(113,982)	33,161
Less: Net loss attributable to noncontrolling interest	102	—	203	—
Net (loss) income attributable to common stockholders	$(24,862)	$9,406	$(113,779)	$33,161

Net (loss) income per share:
Basic	$(0.21)	$0.08	$(0.97)	$0.28
Diluted	$(0.21)	$0.08	$(0.97)	$0.28

Shares used in per share calculations:
Basic	117,669	118,643	117,151	117,661
Diluted	117,669	120,970	117,151	120,449

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net (loss) income	$(24,964)	$9,406	$(113,982)	$33,161
Other comprehensive (loss) income:
Unrealized loss related to marketable securities, net	(130)	(210)	(133)	(280)
Less: reclassification adjustment for losses (gains) included in other (expense) income, net	209	(1)	443	98
Realized gain on sale of auction rate securities, previously unrealized, net of tax	—	—	—	(1,147)
Translation adjustment	(697)	(159)	(752)	579
Defined benefit pension net actuarial losses	(1)	—	(156)	—
Comprehensive (loss) income	$(25,583)	$9,036	$(114,580)	$32,411
Less: Comprehensive loss attributable to noncontrolling interest	102	—	203	—
Comprehensive (loss) income attributable to common stockholders	$(25,481)	$9,036	$(114,377)	$32,411

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	October 3, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$112,356	$115,611
Short-term marketable securities	6,090	139,233
Accounts receivable, net of allowance for doubtful accounts	85,341	62,372
Inventories	79,027	64,925
Prepaid expenses and other current assets	18,375	16,281
Total current assets	301,189	398,422
Property and equipment, less accumulated depreciation of $163,982 at October 3, 2015 and $154,078 at January 3, 2015	50,462	27,796
Intangible assets, net of amortization	180,285	9,537
Goodwill	280,209	44,808
Deferred income taxes	3,754	20,105
Other long-term assets	15,648	9,862
Total assets	$831,547	$510,530

Liabilities, Noncontrolling Interest and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (includes restructuring)	$79,386	$32,171
Accrued payroll obligations	9,356	13,629
Current portion of long-term debt	407	—
Deferred income and allowances on sales to sell-through distributors	20,427	14,946
Deferred license revenue	1,212	—
Total current liabilities	110,788	60,746
Long-term debt	338,097	—
Other long-term liabilities	36,598	8,809
Total liabilities	485,483	69,555
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	7,529	—
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 117,951,000 shares issued and outstanding as of October 3, 2015 and 117,288,000 shares issued and outstanding as of January 3, 2015	1,180	1,173
Additional paid-in capital	647,229	635,299
Accumulated deficit	(307,392)	(193,613)
Accumulated other comprehensive loss	(2,482)	(1,884)
Total stockholders' equity	338,535	440,975
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$831,547	$510,530
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	October 3, 2015	September 27, 2014
Cash flows from operating activities:
Net (loss) income	$(113,982)	$33,161
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	42,916	16,884
Amortization of debt issuance costs and discount	2,037	—
Change in deferred income tax provision	17,689	3,827
Loss (gain) on sale of marketable securities	336	(1,698)
Stock-based compensation expense	13,609	9,543
Changes in assets and liabilities:
Accounts receivable, net	7,708	323
Inventories	6,738	(18,852)
Prepaid expenses and other current assets	(2,776)	(3,289)
Accounts payable and accrued expenses (includes restructuring)	7,989	(3,045)
Accrued payroll obligations	(10,309)	(1,339)
Income taxes payable	971	—
Deferred income and allowances on sales to sell-through distributors	5,481	3,799
Deferred license revenue	967	—
Net cash (used in) provided by operating activities	(20,626)	39,314
Cash flows from investing activities:
Proceeds from sales or maturities of short-term marketable securities	142,956	83,615
Proceeds from sales of auction rate securities	—	5,488
Purchases of marketable securities	(4,005)	(116,421)
Cash paid for business acquisition, net of cash acquired	(431,068)	—
Capital expenditures, net	(11,584)	(6,873)
Cash paid for a non-marketable cost-method investment	(3,000)	—
Cash paid for software licenses	(5,393)	(3,800)
Net cash used in investing activities	(312,094)	(37,991)
Cash flows from financing activities:
Net share settlement upon issuance of restricted stock units	(2,660)	(2,682)
Purchases of treasury stock	(6,970)	(1,700)
Net proceeds from issuance of common stock	3,382	11,177
Net proceeds from issuance of long-term debt	346,500	—
Cash paid for debt issuance costs	(8,283)	—
Repayment of debt	(1,750)	—
Net cash provided by financing activities	330,219	6,795
Effect of exchange rate change on cash	(754)	579
Net (decrease) increase in cash and cash equivalents	(3,255)	8,697
Beginning cash and cash equivalents	115,611	114,310
Ending cash and cash equivalents	$112,356	$123,007
Supplemental cash flow information:
Change in unrealized loss related to marketable securities, net of tax, included in Accumulated other comprehensive loss	$(133)	$(182)
Income taxes paid, net of refunds	$5,403	$1,090
Interest Paid	$6,225	$—
Accrued purchases of plant and equipment	$817	$(84)
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
We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our third quarter of fiscal 2015 and third quarter of fiscal 2014 ended on October 3, 2015 and September 27, 2014, respectively. All references to quarterly, three or nine months ended financial results are references to the results for the relevant 13-week or 39-week fiscal period.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Lattice and its subsidiaries after the elimination of all intercompany balances and transactions. Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year. Interest expense has been reported separately from Other (expense) income, net.

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

Derivative Financial Instruments

We mitigate foreign currency exchange rate risk by entering into foreign currency forward exchange contracts. At October 3, 2015 and January 3, 2015, we had open foreign exchange contracts of $1.7 million and $4.2 million, respectively. One contract outstanding at October 3, 2015 settled in October 2015, and three contracts will settle in June 2016. Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges under GAAP and as such are adjusted to fair value through Other (expense) income, net, with an impact of less than $0.1 million for the periods reported in the Consolidated Statements of Operations. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Concentration Risk

Potential exposure to concentration risk may impact revenue, trade receivables, marketable securities, and supply of wafers for our new products.

Customer concentration risk may impact revenue. Our top five end customers constituted approximately 31% of our revenue for the third quarter of fiscal 2015, compared to approximately 41% for the third quarter of fiscal 2014. Our top five end customers constituted approximately 33% of our revenue for the first nine months of fiscal 2015, compared to approximately 46% for the first nine month of fiscal 2014.

Our largest end customer accounted for approximately 9% of total revenue in the third quarter of fiscal 2015 and 11% of total revenue in the first nine months of fiscal 2015. Our two largest end customers accounted for approximately 18% and 10% of total revenue, respectively, in the third quarter of fiscal 2014 and 21% and 12% of total revenue, respectively, in the first nine months of fiscal 2014. No other customers accounted for more than 10% of total revenue during these periods.

Sales through distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to resale of products by our sell-through distributors for the third quarter of fiscal 2015 and fiscal 2014 was 46% and 51%, respectively. Revenue attributable to resale of products by our sell-through distributors for the first nine months of fiscal 2015 and fiscal 2014 was 45% and 44%, respectively.

Concentration of credit risk with respect to trade receivables is mitigated by our credit and collection process including active management of collections, credit limits, routine credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. Accounts receivable do not bear interest and are shown net of allowances for doubtful accounts of $0.9 million and $0.9 million at October 3, 2015 and January 3, 2015, respectively. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

We place our investments primarily through one financial institution and mitigate the concentration of credit risk by limiting the maximum portion of the investment portfolio which may be invested in any one instrument. Our investment policy defines approved credit ratings for investment securities. Investments on-hand in marketable securities consisted primarily of money market instruments, “AA” or better corporate notes and bonds and commercial paper, and U.S. government agency obligations. See Note 5 for a discussion of the liquidity attributes of our marketable securities.

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

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table:

(In thousands)	October 3, 2015	January 3, 2015
Inventory valued at published list price and held by sell-through distributors with right of return	$48,205	$50,854
Allowance for distributor advances	(22,890)	(29,490)
Deferred cost of sales related to inventory held by sell-through distributors	(4,888)	(6,418)
Total Deferred income and allowances on sales to sell-through distributors	$20,427	$14,946

A significant portion of our year-to-date revenue in fiscal 2015 was from sell-through distributors. Resale of products by sell-through distributors as a percentage of total revenue was 46% and 45% for the three and nine months ended October 3, 2015, respectively, and 51% and 44% for the three and nine months ended September 27, 2014, respectively.

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

Note 2 - New Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. While ASU 2014-09 was to be effective for annual periods and interim periods beginning after December 15, 2016, in August 2015, the FASB issued ASU 2015-14 deferring the effective date of ASU 2015-09 to periods beginning on or after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that year. With the deferral, we intend to adopt ASU 2014-09 on December 31, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and related disclosures and have not yet selected a transition method.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Cost. The ASU requires debt issuance costs associated with a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. An entity should apply the new guidance on a retrospective basis. We adopted this ASU effective with the first quarter of fiscal year 2015.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is determined. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The guidance is effective for interim and annual periods beginning after December 15, 2015. Early application is permitted and should be applied prospectively. We do not expect the adoption of this accounting standard update to impact our consolidated financial statements.

Note 3 - Net (Loss) Income per Share:

We compute basic Net (loss) income per share by dividing Net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units ("RSUs"), Employee Stock Purchase Plan ("ESPP") shares, and treasury stock. Our application of the treasury stock method includes, as assumed proceeds, the average unamortized stock-based compensation expense for the period and the impact of the pro forma deferred tax benefit or cost associated with stock-based compensation expense. When we are in a net loss position, the treasury stock method is not used.

A reconciliation of basic and diluted Net (loss) income per share is presented below:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Basic and diluted Net (loss) income attributable to common stockholders	$(24,862)	$9,406	$(113,779)	$33,161
Shares used in basic Net (loss) income per share	117,669	118,643	117,151	117,661
Dilutive effect of stock options, RSUs and ESPP shares	—	2,327	—	2,788
Shares used in diluted Net (loss) income per share	117,669	120,970	117,151	120,449
Basic Net (loss) income per share	$(0.21)	$0.08	$(0.97)	$0.28
Diluted Net (loss) income per share	$(0.21)	$0.08	$(0.97)	$0.28

The computation of diluted Net (loss) income per share for the three and nine months ended October 3, 2015 excludes the effects of stock options, RSUs, and ESPP shares, aggregating approximately 3.2 million and 9.4 million, respectively, which are antidilutive. The computation of diluted Net (loss) income per share for the three and nine months ended September 27, 2014 includes the effects of stock options, RSUs, and ESPP shares, aggregating approximately 2.3 million and 2.8 million, respectively, which are dilutive, and excludes the effects of stock options, RSUs, and ESPP shares aggregating approximately 2.7 million and 2.4 million, respectively, which are antidilutive. Stock options, RSUs, and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense, and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position, as the effects would reduce the loss per share. Stock options, RSUs, and ESPP shares that are antidilutive at October 3, 2015 could become dilutive in the future.

Note 4 - Marketable Securities:

Our short-term marketable securities have contractual maturities of up to two years. The following table summarizes the remaining maturities of our marketable securities at fair value:

(In thousands)	October 3, 2015	January 3, 2015
Short-term marketable securities:
Maturing within one year	$3,077	$60,965
Maturing between one and two years	3,013	78,268
Total marketable securities	$6,090	$139,233

The following table summarizes the composition of our marketable securities at fair value:

(In thousands)	October 3, 2015	January 3, 2015
Short-term marketable securities:
Corporate and government bonds and notes and commercial paper	$6,015	$139,233
Certificates of deposit	75	—
Total marketable securities	$6,090	$139,233

Note 5 - Fair Value of Financial Instruments:

	Fair value measurements as of				Fair value measurements as of
	October 3, 2015				January 3, 2015
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$6,090	$6,015	$75	$—	$139,233	$139,233	$—	$—
Foreign currency forward exchange contracts, net	(15)	—	(15)	—	414	—	414	—
Total fair value of financial instruments	$6,075	$6,015	$60	$—	$139,647	$139,233	$414	$—

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

Level 1 instruments generally represent quoted prices for identical assets or liabilities in active markets. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment and the estimation is not difficult. Our Level 1 instruments consist of U.S. Government agency, corporate notes and bonds, and commercial paper that are traded in active markets and are classified as Short-term marketable securities on our Consolidated Balance Sheets.

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

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our auction rate securities were classified as Level 3 instruments. Management used a combination of the market and income approach to derive the fair value of auction rate securities, which included third party valuation results, investment broker provided market information, and available information on the credit quality of the underlying collateral. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity.

There were no transfers between any of the levels during the first nine months of fiscal 2015 or 2014.

During the nine months ended October 3, 2015 and September 27, 2014, the following changes occurred in our Level 3 instruments:

	Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014
Beginning fair value of Long-term marketable securities	$—	$5,241
Fair value of securities sold or redeemed	—	(5,488)
Realized gain from increase in fair value	—	247
Ending fair value of Long-term marketable securities	$—	$—

In the second quarter of fiscal 2014, we sold our remaining auction rate securities with a par value of $5.7 million and an estimated fair value of $5.2 million.

In accordance with ASC 320, “Investments-Debt and Equity Securities,” we recorded an unrealized loss of $0.1 million during the nine months ended October 3, 2015 and an unrealized loss of $0.3 million during the nine months ended September 27, 2014 on certain Short-term marketable securities (Level 1 instruments), which have been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If we were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially adverse effect on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive loss.

Note 6 - Inventories:

(In thousands)	October 3, 2015	January 3, 2015
Work in progress	$59,400	$49,554
Finished goods	19,627	15,371
Total inventories	$79,027	$64,925

Note 7 - Business Combinations and Goodwill:

On March 10, 2015, we acquired 100% of the outstanding equity of Silicon Image, Inc. ("Silicon Image"), a provider of video, audio, and data connectivity solutions for the mobile, consumer electronics, and personal computer markets.

The preliminary fair value of the purchase price consideration consisted of the following:

(In thousands)	Estimated Fair Value
Cash paid to Silicon Image shareholders	$575,955
Cash paid for options and RSUs	7,383
Fair value of partially vested stock options and RSUs assumed	5,139
Total purchase consideration	$588,477

There is no contingent consideration included in the determination of the purchase consideration.

The Company is currently completing its evaluation of information and assumptions it used in the recognition and determination of the purchase price allocation. This includes reviewing information, inputs, assumptions, and valuation methodologies used to estimate consideration, liabilities, taxes, intangible assets, deferred revenue, inventory, and fixed assets. The purchase price allocation is based on the preliminary valuation and is our best estimate as of the filing date of this Form 10-Q. The purchase price allocation will be subject to revision as we perform and complete more detailed analysis.

In the second quarter of 2015, we revised our preliminary valuation and allocation of purchase price consideration resulting in $1.4 million of additional Accounts payable and other accrued liabilities with an equivalent revision to Goodwill. In the third quarter of 2015, we revised our preliminary valuation and allocation of purchase price consideration resulting in $10.1 million of additional long-term liabilities related to an uncertain tax position with an equivalent revision to Goodwill. The revised preliminary allocation of the total purchase price is as follows:

(In thousands)	Estimated Fair Value
Assets acquired:
Cash, cash equivalents and short-term investments	$157,923
Accounts receivable	30,677
Inventory	20,839
Other current assets	7,183
Property, plant and equipment	23,429
Other non-current assets	1,573
Intangible assets	192,079
Goodwill	235,401
Total assets acquired	669,104
Liabilities assumed
Accounts payable and other accrued liabilities	47,735
Other current liabilities	1,252
Long-term liabilities	24,468
Redeemable noncontrolling interest	7,172
Total liabilities assumed	80,627
Fair value of net assets acquired	$588,477

The following table presents details of the identified intangible assets acquired through the acquisition of Silicon Image:

(In thousands)	Asset Life in Years	Fair Value
Developed technology	3-5	$125,000
Customer relationships	4-7	29,458
Licensed technology	3-5	1,852
Patents	5	769
Total identified finite-lived intangible assets		157,079
In-process research and development	indefinite	35,000
Total identified intangible assets		$192,079

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

Silicon Image’s results of operations and the estimated fair value of the assets acquired and liabilities assumed are included in Lattice's unaudited consolidated financial statements effective March 11, 2015. Silicon Image's revenue and net loss attributable to stockholders for the period from March 11, 2015 through October 3, 2015 were approximately $96.8 million and $43.9 million, respectively. Acquisition related charges, which were expensed as incurred, were approximately $8.2 million.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill recognized in the acquisition of Silicon Image was derived from expected benefits from cost synergies and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill will not be amortized, but will instead be tested for impairment annually or more frequently if certain indicators of impairment are present. We do not expect Goodwill impairment to be tax deductible for income tax purposes. No impairment charges relating to goodwill or intangible assets were recorded for the first nine months of 2015 or 2014 as no indicators of impairment were present. The goodwill balance of $280.2 million at October 3, 2015 is comprised of $44.8 million from prior acquisitions combined with the $235.4 million from the acquisition of Silicon Image.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Silicon Image as if the merger occurred on December 29, 2013, the first day of our 2014 fiscal year. The pro forma financial information for the periods presented includes adjustments to amortization and depreciation for intangible assets and property, plant, and equipment acquired; adjustments to share-based compensation expense; and interest expense for the additional indebtedness incurred as part of the acquisition. The total of nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings for the three and nine months ended September 27, 2014 and excluded in the reported pro forma revenue and earnings for the three and nine months ended October 3, 2015 was $0.6 million and $30.2 million, respectively, related to acquisition-related charges. The pro forma financial information as presented below is for informational purposes only, is based on certain assumptions and estimates, and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the first period presented.

The unaudited pro forma financial information for the three and nine months ended October 3, 2015 combined the historical results of the Company for the three and nine months ended October 3, 2015, the historical results of Silicon Image for the three and nine months ended October 3, 2015, and the effects of the pro forma adjustments described above.

The unaudited pro forma financial information for the three and nine months ended September 27, 2014 combined the historical results of the Company for the three and nine months ended September 27, 2014, the historical results of Silicon Image for the three and nine months ended September 27, 2014, and the effects of the pro forma adjustments described above.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share amounts)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Total revenues	$109,715	$156,898	$349,673	$473,952
Net loss attributable to common stockholders	$(29,613)	$7,209	$(115,426)	$(23,686)
Basic net loss per share	$(0.25)	$0.06	$(0.98)	$(0.20)
Diluted net loss per share	$(0.25)	$0.06	$(0.98)	$(0.20)

The pro forma adjustments did not have any impact on the pro forma combined provision for income taxes for the three and nine months ended October 3, 2015 and September 27, 2014 due to net loss positions and valuation allowances on deferred income tax assets in those periods.

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

	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net of amortization
(In thousands)				October 3, 2015
Developed technology	4.7	$135,700	$(21,337)	$114,363
Customer relationships	5.5	37,258	(8,448)	28,810
Licensed technology	2.5	1,852	(422)	1,430
Patents	5	769	(87)	682
Total identified finite-lived intangible assets		175,579	(30,294)	145,285
In-process research and development	indefinite	35,000	—	35,000
Total identified intangible assets		$210,579	$(30,294)	$180,285

We recorded amortization expense on the Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Research and development	$223	$—	$507	$—
Amortization of acquired intangible assets	8,941	737	20,824	2,211
	$9,164	$737	$21,331	$2,211

The annual expected amortization expense of acquired intangible assets with finite lives is as follows:

(In thousands)	Amount
2015 (remaining 3 months)	$9,164
2016	36,452
2017	35,635
2018	29,752
Thereafter	34,282
Total	$145,285

Note 9 - Redeemable Noncontrolling Interest:

With the acquisition of Silicon Image on March 10, 2015, we also assumed a redeemable noncontrolling interest which comprises a 7% investment in Qterics amounting to $7.0 million initially entered into on December 4, 2014. The investment is redeemable at fair market value at the third-party holder's option on the third, fourth, or fifth year anniversaries. If the fair market value at the redemption date, as negotiated and agreed to by the parties, does not exceed $21 million, the redemption price will be 130% of the fair market value.

As of the acquisition date, the fair value of the noncontrolling interest was determined to be $7.2 million (Note 7). The Company has elected to accrete the carrying value to the estimated redemption value over the three-year redemption period and reports the accretion charge as a reduction to additional-paid-in-capital. For the three and nine months ended October 3, 2015, we have recorded accretion charges of $0.2 million and $0.3 million, respectively, bringing the value of the redeemable noncontrolling interest to $7.5 million at October 3, 2015.

Note 10 - Changes in Stockholders' Equity and Accumulated Other Comprehensive Loss:

(In thousands)	Common stock	Additional Paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive loss	Total
Balances, January 3, 2015	$1,173	$635,299	$—	$(193,613)	$(1,884)	$440,975
Net loss attributable to common stockholders for the nine months ended October 3, 2015	—	—	—	(113,779)	—	(113,779)
Unrealized (loss) gain related to marketable securities, net of tax	—	—	—	—	(133)	(133)
Recognized loss on redemption of marketable securities, previously unrealized	—	—	—	—	443	443
Translation adjustments, net of tax	—	—	—	—	(752)	(752)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of tax	18	704	—	—	—	722
Stock repurchase	—	—	(6,970)	—	—	(6,970)
Retirement of treasury stock	(11)	(6,959)	6,970	—	—	—
Stock-based compensation expense related to stock options, ESPP and RSUs	—	13,609	—	—	—	13,609
Fair value of partially vested stock options and RSUs assumed in business acquisition	—	5,139	—	—	—	5,139
Defined benefit pension net actuarial losses	—	—	—	—	(156)	(156)
Adjustment of redeemable noncontrolling interest to redemption value	—	(563)	—	—	—	(563)
Balances, October 3, 2015	$1,180	$647,229	$—	$(307,392)	$(2,482)	$338,535

On March 3, 2014, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could be repurchased from time to time. The duration of the repurchase program was twelve months. During fiscal 2014, approximately 1.9 million shares were repurchased for $13.1 million. The 2014 program completed during the three months ended April 4, 2015, during which approximately 1.1 million shares were repurchased for approximately $7.0 million. No shares were repurchased during the three months ended October 3, 2015, and all shares repurchased under the 2014 program have been retired.

Note 11 - Income Taxes:

For the three months ended October 3, 2015 and September 27, 2014, we recorded an income tax provision of approximately $0.3 million and $1.0 million, respectively. For the nine months ended October 3, 2015 and September 27, 2014, we recorded an income tax provision of approximately $29.0 million and $5.0 million, respectively. The income tax provision for the three and nine months ended October 3, 2015 represents tax at the federal, state and foreign statutory tax rates adjusted for withholding taxes, changes in uncertain tax positions, changes in the U.S. valuation allowance, as well as other non-deductible items in the United States and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate is primarily due to a valuation allowance increase in the United States and income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, because we intend to permanently reinvest these earnings outside of the United States.

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

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to federal, for years before 2006, state and local, for years before 2006, or foreign, for years before 2008, income tax examinations. However, U.S. federal net operating loss ("NOL") and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which we used the attributes.

Our U.S. and French income tax returns are currently under examination for 2011 and 2012, as well as our Singapore income tax return for 2012. We are not under examination in any other jurisdiction.

We believe that it is reasonably possible that $2.6 million of unrecognized tax benefits and less than $0.1 million of associated interest and penalties could be recognized during the next twelve months. The $2.6 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to tax filings for years that will no longer be subject to examination under expiring statutes of limitations and the finalization of an ongoing tax examination.

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

Note 12 - Restructuring:

In March 2015, our Board of Directors approved an internal restructuring plan (the "March 2015 Plan"), in connection with our acquisition of Silicon Image. The March 2015 Plan was designed to realize synergies from the acquisition by eliminating redundancies created as a result of combining the two companies. This included reductions in our worldwide workforce and consolidation of facilities, systems, and engineering tools. We expect the total cost of the March 2015 Plan to be in the range of $14 million to $19 million and to be substantially completed by the end of second quarter of fiscal 2016. Approximately $1.4 million and $10.3 million of expense was incurred in the three and nine months, respectively, ended October 3, 2015 under the March 2015 Plan.

In September 2015, we implemented a further reduction of our worldwide workforce (the "September 2015 Reduction") separate from the March 2015 Plan. The September 2015 Reduction was designed to resize the company in line with the market environment and to better balance our workforce with the long-term strategic needs of our business. We expect the total cost of the September 2015 Reduction to be approximately $6.0 million and to be substantially completed by the end of the second quarter of 2016. Approximately $5.5 million of expense was incurred in the three and nine months ended October 3, 2015 under the September 2015 Reduction.

Less than $0.1 million was incurred in both the three and nine month periods ended September 27, 2014 related to a prior restructuring plan.

These expenses were recorded to Restructuring charges on the Statements of Operations. The restructuring accrual balance is presented in Accounts payable and accrued expenses (includes restructuring) on the Consolidated Balance Sheets.

The following table displays the combined activity related to our restructuring activities:

(In thousands)	Severance and related	Lease Termination	Systems & Engineering Tools*	Other	Total
Balance at December 28, 2013	$17	$368	$—	$147	$532
Restructuring charges	—	1	—	9	10
Costs paid or otherwise settled	(8)	(325)	—	(18)	(351)
Adjustments to prior restructuring costs	(9)	15	—	—	6
Balance at September 27, 2014	$—	$59	$—	$138	$197

Balance at January 3, 2015	—	43	—	139	182
Restructuring charges	12,491	1,107	2,000	182	15,780
Costs paid or otherwise settled	(5,825)	(560)	(1,551)	(321)	(8,257)
Adjustments to prior restructuring costs	—	—	—	—	—
Balance at October 3, 2015	$6,666	$590	$449	$—	$7,705
*Includes cancellation of contracts and accelerated depreciation of ERP systems

Note 13 - Long-Term Debt:

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million net of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the LIBOR, subject to a 1.00% floor, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 7.36%.

The Term Loan is payable through a combination of quarterly installments of approximately $0.9 million, which began on July 4, 2015, and annual excess cash flow payments, as defined in the Credit Agreement, becoming due in the second quarter of 2016. Payments could also become due upon certain issuances of additional indebtedness, and certain asset dispositions, with any remaining outstanding principal amount due and payable on the Term Loan Maturity Date. The percentage of excess cash flow we are required to pay ranges from 0% to 75%, depending on our leverage and other factors as defined in the Credit Agreement. Currently, the Credit Agreement would require a 75% excess cash flow payment. The Credit Agreement also contains informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. The Credit Agreement does not contain financial covenants.

The original issue discount and the debt issuance costs have been accounted for as a reduction to the carrying value of the Term Loan on our Consolidated Balance Sheets and are being amortized to Interest expense in our Consolidated Statements of Operations over the contractual term, using the effective interest method.

The carrying value of the Term Loan is reflected in our Consolidated Balance Sheets as follows:

(In thousands)	October 3, 2015	January 3, 2015
Principal amount	$348,250	$—
Unamortized original issue discount and debt issuance costs	(9,746)	—
Less Current portion of long-term debt	(407)	—
Long-term debt	$338,097	$—

Interest expense related to the Term Loan was included in Interest expense on the Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Contractual interest	$4,633	$—	$10,553	$—
Amortization of debt issuance costs and discount	932	—	2,037	—
Total Interest expense related to the Term Loan	$5,565	$—	$12,590	$—

Note 14 - Stock-Based Compensation:

Total stock-based compensation expense included in our Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Line item:
Cost of products sold	$406	$215	$1,044	$592
Research and development	2,789	1,356	6,644	3,744
Selling, general and administrative	1,004	1,562	4,874	5,207
Acquisition related charges	402	—	4,293	—
Total stock-based compensation	$4,601	$3,133	$16,855	$9,543

During the first and second quarters of 2015, we granted approximately 306,000 stock options and 91,500 stock options and RSUs, respectively, with a market condition to certain executives. During the third quarter, there were no new grants with a market condition. The options and RSUs have a two year vesting and vest between 0% and 200% of the target amount, based on the Company's relative Total Shareholder Return (TSR) when compared to the TSR of a component of companies of the PHLX Semiconductor Sector Index over a two year period. The fair values of the options were determined and fixed on the date of grant using a lattice-based option-pricing valuation model, which incorporates a Monte-Carlo simulation, and considered the likelihood that we would achieve the market condition. TSR is a measure of stock price appreciation plus dividends paid, if any, in the performance period. As of October 3, 2015, 397,500 market-based stock options were outstanding. In the third quarter and first nine months of 2015, we incurred stock compensation expense of $0.1 million and $0.4 million, respectively, related to these market condition awards.

Total stock-based compensation for the nine months ended October 3, 2015 was $16.9 million of which $3.9 million was paid during the period.

Note 15 - Contingencies:

Legal Matters

On or about January 29, 2015, Silicon Image, members of its Board, the Company and the Company’s wholly-owned merger acquisition subsidiary were named as defendants in two complaints filed in Santa Clara Superior Court by alleged stockholders of Silicon Image in connection with the proposed merger of Silicon Image and the Company. Both complaints were dated January 29, 2015 and were captioned respectively Molland v. George, et al. and Stein v. Silicon Image, Inc. et. al. Five additional complaints were subsequently filed on January 30, 2015, February 4, 2015 and February 9, 2015 in Delaware Chancery Court by alleged stockholders of Silicon Image, Inc. in connection with the Merger, captioned respectively Pfeiffer v. Martino et. al.; Lipinski v. Silicon Image, Inc. et. al.; Feldbaum et. al. v. Silicon Image, Inc. et. al; Nelson v. Silicon Image, Inc. et. al. and Partansky v. Silicon Image, Inc. et. al. The five Delaware matters were subsequently consolidated into an action captioned In re Silicon Image Stockholders Litigation by order of the Delaware Chancery Court on February 11, 2015, and a consolidated amended complaint was filed in the matter on February 13, 2015. Two complaints captioned Tapia v. Silicon Image, Inc. et. al. and Caldwel v. Silicon Image, Inc. were also filed on February 4, 2015 and February 9, 2015 in Santa Clara Superior Court by alleged stockholders in connection with the merger. Amended complaints were filed in the Molland and Stein actions on February 11, 2015. Each of these lawsuits are purported class actions brought on behalf of Silicon Image stockholders, asserting claims against each member of the Silicon Image Board for breach of fiduciary duty, and against various officers of the Silicon Image, the Company, and the Company’s wholly-owned merger subsidiary for aiding and abetting breach of fiduciary duty. The lawsuits allege that the Merger does not appropriately value Silicon Image, was the result of an inadequate process, and includes preclusive deal devices. The amended complaints also assert that the Silicon Image’s disclosures regarding the Merger in its Schedule 14D-9 omitted material information regarding the Merger. Each of these complaints purport to seek unspecified damages. The California cases are ongoing, but have been granted a motion to stay. The parties have reached a tentative settlement in the Delaware case, subject to final court approval.  We have estimated a range of possible loss for this settlement, but consider the resulting accrual under U.S. GAAP to be immaterial to our Consolidated Statements of Operations.

In November 2014, a patent infringement lawsuit was filed by Papst Licensing GmbH & Co., KG ("Papst") against us in the U.S. District Court for the District of Delaware. On September 21, 2015, the parties entered into a settlement agreement. Under that agreement, we received a non-exclusive, irrevocable, fully paid up, perpetual, worldwide license for use of the asserted patents. The license fully exhausts and includes all claims of the asserted patents. The settlement did not have a material adverse effect on our financial position. On October 22, 2015, the case was dismissed with prejudice.

In March 2014, the China National Development and Reform Commission ("NDRC") notified HDMI Licensing, LLC ("HDMI LLC"), a wholly-owned subsidiary of the Company and the agent for and entity charged with administering the HDMI specification, that the NDRC was investigating HDMI LLC’s licensing activities in China under the Chinese Anti-Monopoly Law ("AML"). The NDRC has available a broad range of remedies with respect to business practices it deems to violate the AML, including the ability to issue an order to cease conduct deemed illegal, confiscate gains deemed illegally obtained, impose a fine and require modifications to business practices. In July 2015, the NDRC concluded its investigation and informed HDMI LLC that it did not intend to impose monetary penalties on HDMI LLC, subject to HDMI LLC entering into a settlement agreement with the China Video Industry Association (“CVIA”) relating to various issues arising in connection with HDMI LLC licensing to Chinese companies. HDMI LLC is negotiating the specific implementation terms of this agreement with CVIA. Lattice cannot predict the outcome of this matter because administrative proceedings and negotiations with industry associations are inherently uncertain. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any financial consequences to the Company.

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

Note 16 - Segment and Geographic Information:

Segment Information

Lattice has two operating segments: the core Lattice ("Core") business, which includes intellectual property and semiconductor devices, and Qterics, a discrete software-as-a-service business unit in the Lattice legal entity structure.

Although these two operating segments constitute two reportable segments, we combine Qterics with our Core business and report them together as one reportable segment due to the immaterial nature of the Qterics segment. For both the three and nine months ended October 3, 2015, revenue generated by Qterics comprised 0.3% of Total revenue. For the three and nine months ended October 3, 2015, Qterics accounted for 5.5% and 2.4%, respectively, of the total Net loss attributable to common stockholders. As of October 3, 2015, the Total assets of Qterics comprised 3.6% of the Total assets of the company.

Geographic Information

Our revenue by major geographic area, based on ship-to location, was as follows:

	Three Months Ended				Nine Months Ended
(In thousands)	October 3, 2015		September 27, 2014		October 3, 2015		September 27, 2014
Asia	$86,443	79%	$63,364	73%	$232,372	76%	$209,567	74%
Europe	13,061	12	14,909	17	43,005	14	45,337	16
Americas	10,211	9	8,297	10	29,395	10	27,623	10
Total revenue	$109,715	100%	$86,570	100%	$304,772	100%	$282,527	100%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lattice Semiconductor (“Lattice,” the “Company,” “we,” “us,” or “our”) engages in smart connectivity solutions, providing intellectual property and low-power, small form-factor devices that enable global customers to quickly deliver innovative and differentiated cost and power efficient products. The Company's broad end-market exposure extends from consumer electronics to industrial equipment, communications infrastructure, and licensing.
Lattice was founded in 1983 and is headquartered in Portland, Oregon. The Company acquired Silicon Image, Inc. ("Silicon Image") in March 2015. Silicon Image is engaged in setting industry standards including the HDMI®, DVI®, MHL® and WirelessHD® standards. Our results for the nine months ended October 3, 2015 include the results of Silicon Image for the period from March 11, 2015 through October 3, 2015.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes, other than accounting for licensing revenue following the acquisition of Silicon Image, during the nine months ended October 3, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on form 10-K for the fiscal year ended January 3, 2015.

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

Results of Operations*

Key elements of our Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended				Nine Months Ended
(In thousands)	October 3, 2015		September 27, 2014		October 3, 2015		September 27, 2014
Revenue	$109,715	100.0%	$86,570	100.0%	$304,772	100.0%	$282,527	100.0%
Gross margin	59,849	54.5	50,811	58.7	165,807	54.4	159,924	56.6
Research and development	37,619	34.3	22,053	25.5	104,813	34.4	65,594	23.2
Selling, general and administrative	23,819	21.7	17,645	20.4	73,096	24.0	55,226	19.5
Acquisition related charges	610	0.6	—	—	22,078	7.2	—	—
Restructuring charges	6,818	6.2	2	—	15,780	5.2	16	—
Amortization of acquired intangible assets	8,941	8.1	737	0.9	20,824	6.8	2,211	0.8
(Loss) income from operations	$(17,958)	(16.4)%	$10,374	12.0%	$(70,784)	(23.2)%	$36,877	13.1%

* Lattice acquired Silicon Image on March 10, 2015. Results of Operations include the financial results of Silicon Image for the period from March 11, 2015 through October 3, 2015. Silicon Image's revenue and net loss attributable to stockholders for that period were approximately $96.8 million and $43.9 million, respectively. Acquisition related charges, which were expensed as incurred, were approximately $8.2 million.

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

The following are examples of end market applications:

Communications	Consumer	Industrial	Licensing
Wireless	Smartphones	Security & Surveillance	IP Royalties
Wireline	Cameras	Machine Vision	Adopter Fees
Data Backhaul	Displays	Industrial Automation	IP Licenses
	Tablets	Human Machine Interface	Patent Sales
	Wearables	Automotive
	Televisions	Servers
	Home Theater	Data Storage

The composition of our revenue by end market for the third quarter and first nine months of fiscal 2015 and 2014 was as follows:

	Three Months Ended				Nine Months Ended
(In thousands)	October 3, 2015		September 27, 2014		October 3, 2015		September 27, 2014
Communications	$29,007	26%	$35,282	41%	$85,788	28%	$119,100	42%
Consumer	36,925	34	20,295	23	95,769	31	75,118	27
Industrial	32,640	30	30,993	36	99,030	33	88,309	31
Licensing and services	11,143	10	—	—	24,185	8	—	—
Total revenue	$109,715	100%	$86,570	100%	$304,772	100%	$282,527	100%

For the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, revenue from the Communications end market decreased by 18%, while for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, revenue from the Communications end market decreased by 28%. For both periods, these changes were driven primarily by a relative decline in demand related to the LTE build-out in China from its peak in the first half of 2014.

Revenue from the Consumer end market increased 82% for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, and increased 27% for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014. For both periods, these changes were primarily due to inclusion of Silicon Image product revenue, which has a substantial Consumer component, partially offset by lower demand for certain of our iCE40 products at a major OEM.

For the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, revenue from the Industrial end market increased approximately 5%, while for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 revenue increased 12%. For both periods, these changes were largely due to inclusion of Silicon Image product revenue coupled with relative strength in the Asia market.

Licensing and services revenue of $11.1 million and $24.2 million was recognized in the third quarter and first nine months of fiscal 2015, respectively, following the acquisition of Silicon Image in March 2015. Previously, we did not have Licensing and services revenue, but this component is expected to fluctuate, sometime significantly, from period to period as a result of the timing of completion of IP license arrangements and settlement of royalty audits.

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

The composition of our revenue by geography for the third quarter and first nine months of fiscal 2015 and fiscal 2014, based on ship-to location, was as follows:

	Three Months Ended				Nine Months Ended
(In thousands)	October 3, 2015		September 27, 2014		October 3, 2015		September 27, 2014
Asia	$86,443	79%	$63,364	73%	$232,372	76%	$209,567	74%
Europe	13,061	12	14,909	17	43,005	14	45,337	16
Americas	10,211	9	8,297	10	29,395	10	27,623	10
Total revenue	$109,715	100%	$86,570	100%	$304,772	100%	$282,527	100%

Revenue in Asia increased 36% for the third quarter of 2015 compared to the third quarter of 2014, and increased 11% for the first nine months of 2015 compared to the first nine months of 2014. For both periods, this was due to the inclusion of Silicon Image product revenue, substantially offset by lower demand for certain of our iCE40 products at a major Consumer end market OEM and a relative decline in demand related to the LTE build-out in China from its peak in the first half of 2014.

Revenue in Europe decreased 12% for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, and decreased 5% for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014. For both periods, this was driven by weakness in the automotive component of the Industrial end market and reduced demand in the Communications end market, partially offset by the inclusion of Silicon Image product revenue.

Revenue from the Americas increased 23% for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, and increased 6% for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, as the inclusion of Silicon Image licensing revenue and royalties offset general declines in demand.

Revenue from End Customers

Our top five end customers constituted approximately 31% of our revenue for the third quarter of fiscal 2015, compared to approximately 41% for the third quarter of fiscal 2014, primarily due to a more diverse customer base as a result of our acquisition of Silicon Image in March 2015. Our top five end customers constituted approximately 33% of our revenue for the first nine months of fiscal 2015, compared to approximately 46% for the first nine months of fiscal 2014.

Our largest end customer accounted for approximately 9% of total revenue in the third quarter of fiscal 2015 and 11% of total revenue in the first nine months of fiscal 2015. Our two largest end customers accounted for approximately 18% and 10% of total revenue, respectively, in the third quarter of fiscal 2014 and 21% and 12% of total revenue, respectively, in the first nine months of fiscal 2014. No other customers accounted for more than 10% of total revenue during these periods.

Revenue from Sell-Through Distributors

Sales through distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to resale of products by our primary sell-through distributors for the third quarter and first nine months of fiscal 2015 and fiscal 2014, respectively, was as follows:

	% of Total Revenue Three Months Ended		% of Total Revenue Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Arrow Electronics Inc. (including Nu Horizons Electronics)	19%	26%	20%	24%
Weikeng Group	13	14	13	10
All others	14	11	12	10
All sell-through distributors	46%	51%	45%	44%

Revenue from sell-through distributors decreased to 46% of total revenue in the third quarter of fiscal 2015 from 51% in the third quarter of fiscal 2014. This decrease on a percentage basis of revenue from sell-through distributors was due to the relatively higher percentage of direct sales to OEM customers on Silicon Image products. Revenue from sell-through distributors, as a percent of total revenue, was essentially flat during the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, but increased 10% on an absolute dollar basis.

Gross Margin

The composition of our gross margin, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2015 and 2014, respectively, was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Gross margin	$59,849	$50,811	$165,807	$159,924
Percentage of net revenue	54.5%	58.7%	54.4%	56.6%
Product gross margin %	49.9%	58.7%	50.7%	56.6%
Licensing and services gross margin %	96.0%	—%	97.0%	—%

For the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, gross margin decreased 4.2 percentage points. For the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, gross margin decreased by 2.2 percentage points. The changes in product gross margin were partially driven by $1.2 million of charges in the third quarter of fiscal 2015 associated with ramping a dual source fab and backend capability, which decreased gross margin by approximately 1 percentage point. We expect a comparable impact to occur in the fourth quarter of fiscal 2015 and the first quarter of fiscal 2016. The decrease in product gross margin in both periods was also the result of purchase price accounting adjustments (now substantially completed) associated with the sell-through of acquired inventory and deferred revenue along with a degradation of product mix. If we are unable to realize additional or sufficient product cost reductions in the future to balance changes in product and customer mix, we may experience degradation in our product gross margin. The inclusion of licensing and services revenue from the acquisition of Silicon Image in March 2015 partially offset the decreases in product gross margin. Because of its high margin, the licensing and services portion of our overall revenue can have a disproportionate impact on gross margin and profitability.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2015 and 2014, respectively, was as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	% change	October 3, 2015	September 27, 2014	% change
Research and development	$37,619	$22,053	71	$104,813	$65,594	60
Percentage of net revenue	34.3%	25.5%		34.4%	23.2%
Mask costs included in Research and development	$2,415	$1,025	136	$5,360	$2,811	91

Research and development expense includes costs for compensation and benefits, development masks, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, intellectual property cores, processes, packaging, and software to support new products.

The increase in Research and development expense for both the third quarter and first nine months of fiscal 2015 compared to the third quarter and first nine months of fiscal 2014, respectively, was the result of headcount and outside service expenses primarily from the inclusion of Silicon Image research and development, and increased engineering mask costs, partially offset by decreased time-based license amortization and variable compensation expense.

We believe that a continued commitment to research and development is essential to maintain product leadership and provide innovative new product offerings and, therefore, we expect to continue to make significant future investments in research and development.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2015 and 2014 was as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	% change	October 3, 2015	September 27, 2014	% change
Selling, general, and administrative	$23,819	$17,645	35	$73,096	$55,226	32
Percentage of net revenue	21.7%	20.4%		24.0%	19.5%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional services, and travel expenses.

The increase in Selling, general, and administrative expense for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, as well as the increase in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, were primarily due to increased headcount and outside service expenses driven primarily by the inclusion of Silicon Image, partially offset by decreased variable compensation expense.

Acquisition Related Charges

The composition of our Acquisition related charges, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2015 and 2014 was as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	% change	October 3, 2015	September 27, 2014	% change
Acquisition related charges	$610	$—	—	$22,078	$—	—
Percentage of net revenue	0.6%	—%		7.2%	—%

For the third quarter and first nine months of fiscal 2015, Acquisition related charges were entirely attributable to our acquisition of Silicon Image in March 2015 and included professional services including legal, accounting, licenses and fees, and severance and stock compensation costs related to change of control payments to departing executives. There were no Acquisition related charges in the third quarter and first nine months of fiscal 2014.

Restructuring Charges

The composition of our Restructuring charges, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2015 and 2014 was as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	% change	October 3, 2015	September 27, 2014	% change
Restructuring charges	$6,818	$2	n/a	$15,780	$16	n/a
Percentage of net revenue	6.2%	—%		5.2%	—%

Restructuring charges includes expenses resulting from reductions in our worldwide workforce and consolidation of our facilities, systems, and engineering tools.

In March 2015, our Board of Directors approved an internal restructuring plan (the "March 2015 Plan"), in connection with our acquisition of Silicon Image. The March 2015 Plan was designed to realize synergies from the acquisition by eliminating redundancies created as a result of combining the two companies. This included reductions in our worldwide workforce and consolidation of facilities, systems, and engineering tools. We expect the total cost of the March 2015 Plan to be in the range of $14 million to $19 million and to be substantially completed by the end of second quarter fiscal 2016.

In September 2015, we implemented a further reduction of our worldwide workforce (the "September 2015 Reduction") separate from the March 2015 Plan. The September 2015 Reduction was designed to resize the company in line with the market environment and to better balance our workforce with the long-term strategic needs of our business. We expect the total cost of the September 2015 Reduction to be approximately $6.0 million and to be substantially completed by the end of the second quarter of 2016.

The increase in Restructuring charges for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 was primarily driven by the September 2015 Reduction versus only residual restructuring activity in the third quarter of fiscal 2014 related to past restructuring plans, while the increase in Restructuring charges for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 was driven by the combination of both the March 2015 Plan and the September 2015 Reduction in fiscal 2015 versus only residual restructuring activity in fiscal 2014 related to past restructuring plans.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2015 and 2014 was as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	% change	October 3, 2015	September 27, 2014	% change
Amortization of acquired intangible assets	$8,941	$737	1,113	$20,824	$2,211	842
Percentage of net revenue	8.1%	0.9%		6.8%	0.8%

For the third quarter and first nine months of fiscal 2015 compared to the third quarter and first nine months of fiscal 2014, Amortization of acquired intangible assets increased primarily due to additional amortization expense from new intangible assets acquired in connection with our acquisition of Silicon Image in March 2015.

Interest Expense

Interest expense, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2015 and 2014 was as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	% change	October 3, 2015	September 27, 2014	% change
Interest expense	$(5,754)	$—	—	$(12,870)	$(48)	26,713
Percentage of net revenue	(5.2)%	—%		(4.2)%	—%

For the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, as well as the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, the increase in Interest expense was driven by the issuance of debt to partially fund the Silicon Image acquisition, which is further discussed in the Credit Arrangements section under Liquidity and Capital Resources. The interest expense related to this debt is comprised of contractual interest and amortization of original issue discount and debt issuance costs based on the effective interest method.

Other (Expense) Income, Net

The composition of our Other (expense) income, net, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2015 and 2014 was as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	% change	October 3, 2015	September 27, 2014	% change
Other (expense) income, net	$(943)	$53	(1,879)	$(1,298)	$1,316	(199)
Percentage of net revenue	(0.9)%	0.1%		(0.4)%	0.5%

For the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, the decrease in Other (expense) income, net resulted primarily from loss on sale of assets. For the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, the decrease in Other (expense) income, net resulted primarily from loss on sale of assets in the current year relative to gain on the sale of auction rate securities in the prior year.

Income Taxes

The composition of our Income taxes for the third quarter and first nine months of fiscal 2015 and 2014 was as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	% change	October 3, 2015	September 27, 2014	% change
Provision for income taxes	$309	$1,021	(70)	$29,030	$4,984	482

Our tax expense for the third quarter of fiscal 2015 decreased as compared to the third quarter of fiscal 2014 primarily due to losses incurred in the U.S. in fiscal 2015 compared to U.S. income and resulting income tax expense during fiscal 2014. Our overall tax expense for the first nine months of fiscal 2015, compared to the first nine months of fiscal 2014 increased primarily due to recording a valuation allowance against the remaining U.S. net deferred tax assets in the first quarter of fiscal 2015. During the first quarter of 2015, we concluded that it was not more-likely-than-not that we would be able to realize the benefit of our remaining U.S. deferred tax assets, resulting in an increase to the valuation allowance and an increase to the tax provision of $21.0 million.

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

We classify our marketable securities as short-term based on their nature and availability for use in current operations. Our cash equivalents and short-term marketable securities consist primarily of high quality, investment-grade securities.

We have historically financed our operating and capital resource requirements through cash flows from operations. Cash provided by or used in operating activities will fluctuate from period to period due to fluctuations in operating results, the timing and collection of accounts receivable, and required inventory levels, among other things.

We believe that our financial resources will be sufficient to meet our working capital needs through at least the next 12 months. As of October 3, 2015, we did not have significant long-term commitments for capital expenditures. In the future, and to the extent our Credit Agreement permits, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, completing other acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain equity or additional debt financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain equity or additional debt financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs, which financing may now be more difficult to obtain in light of our indebtedness related to the Credit Agreement.

Cash and cash equivalents and Short-term marketable securities

(In thousands)	October 3, 2015	January 3, 2015	$ Change
Cash and cash equivalents	$112,356	$115,611	$(3,255)
Short-term marketable securities	6,090	139,233	(133,143)
Total Cash and cash equivalents and Short-term marketable securities	$118,446	$254,844	$(136,398)

As of October 3, 2015, we had total cash and cash equivalents of $112.4 million, of which approximately $52.2 million was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of October 3, 2015, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in cash and cash equivalents and short-term marketable securities of $136.4 million between to January 3, 2015 and October 3, 2015 was primarily driven by $431 million in cash paid to acquire Silicon Image, net of cash acquired, offset by $347 million of borrowings from the issuance of long-term debt in connection with the acquisition.

Accounts receivable, net

(In thousands)	October 3, 2015	January 3, 2015	Change
Accounts receivable, net	$85,341	$62,372	$22,969
Days sales outstanding	71	67	4

Accounts receivable, net as of October 3, 2015 increased by $23.0 million or 37% compared to January 3, 2015, driven by the additional Accounts receivable and Revenue assumed in the Silicon Image acquisition. Days sales outstanding at October 3, 2015 were 71 days, an increase of 4 days from January 3, 2015, driven primarily by September billings to sell-through distributors.

Inventories

(In thousands)	October 3, 2015	January 3, 2015	Change
Inventories	$79,027	$64,925	$14,102
Months of inventory on hand	4.8	5.2	(0.4)

Inventories as of October 3, 2015 increased $14.1 million or 22% compared to January 3, 2015 as a result of the additional inventory acquired in the purchase of Silicon Image, plus new product introduction inventory partially offset by reduction in safety stocks. Months of inventory on hand decreased to 4.8 months at October 3, 2015 from 5.2 months at January 3, 2015.

Stock Repurchase Program

On March 3, 2014, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could be repurchased from time to time. The duration of the repurchase program was twelve months. During fiscal 2014, approximately 1.9 million shares were repurchased for $13.1 million. The 2014 program completed during the three months ended April 4, 2015, during which approximately 1.1 million shares were repurchased for approximately $7.0 million. No shares were repurchased during the three months ended October 3, 2015, and all shares repurchased under the 2014 program have been retired.

Credit Arrangements

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million net of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the LIBOR, subject to a 1.00% floor, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 7.36%.

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

As of October 3, 2015, we had no significant long-term purchase commitments for capital expenditures or existing used or unused credit arrangements.

Contractual Obligations

In March 2015, we assumed operating leases for facilities in Sunnyvale, California; China, India, Taiwan, South Korea, and Japan in connection with the acquisition of Silicon Image. Annual rental costs related to these leases are estimated at $2.6 million in 2015, $2.7 million in 2016, $2.3 million in 2017, and $0.9 million in 2018. Other than these leases, there have been no other significant changes to our contractual obligations, outside of the ordinary course of business in the first nine months of fiscal 2015, as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended January 3, 2015.

Off-Balance Sheet Arrangements

As of October 3, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Non-GAAP Financial Measures

To supplement our consolidated financial results presented in accordance with U.S. GAAP, we also present non-GAAP financial measures which are adjusted from the most directly comparable U.S. GAAP financial measures. The non-GAAP measures set forth below exclude charges and adjustments primarily related to stock-based compensation, restructuring charges, acquisition-related charges, amortization of acquired intangible assets, and purchase accounting adjustments. Management believes that these non-GAAP financial measures reflect an additional and useful way of viewing aspects of our performance that, when viewed in conjunction with our U.S. GAAP results, provide a more comprehensive understanding of the various factors and trends affecting our business and operations. In particular, investors may find the non-GAAP measures useful in reviewing our operating performance without the significant accounting charges resulting from the Silicon Image acquisition, alongside the comparably adjusted prior year results. Management also uses these non-GAAP measures for strategic and business decision-making, internal budgeting, forecasting, and resource allocation processes. In addition, these non-GAAP financial measures facilitate management’s internal comparisons to our historical operating results and comparisons to competitors’ operating results.

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
(unaudited)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Non-GAAP Revenue	$110,076	$86,570	$309,863	$282,527
Non-GAAP Cost of products sold	48,791	35,549	134,055	122,016
Non-GAAP Gross margin	61,285	51,021	175,808	160,511
Non-GAAP Operating expenses	57,645	36,774	166,391	111,863
Non-GAAP Income from operations	3,640	14,247	9,417	48,648
Non-GAAP (Loss) income before income taxes	(3,057)	14,300	(4,751)	49,916
Non-GAAP Income tax expense	2,291	292	5,403	1,090
Non-GAAP Net (loss) income attributable to common stockholders	$(5,246)	$14,008	$(9,951)	$48,826
Non-GAAP Net (loss) income per share - Basic	$(0.04)	$0.12	$(0.08)	$0.41
Non-GAAP Net (loss) income per share - Diluted	$(0.04)	$0.12	$(0.08)	$0.41

Pursuant to the requirements of Regulation S-K and to make clear to our investors the adjustments we make to U.S. GAAP measures, we have provided the following reconciliations of the non-GAAP measures to the most directly comparable U.S. GAAP financial measures.

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
(unaudited)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
GAAP Revenue	$109,715	$86,570	$304,772	$282,527
Acquisition related deferred revenue effect (1)	361	—	5,091	—
Non-GAAP Revenue	$110,076	$86,570	$309,863	$282,527

GAAP Cost of products sold	$49,866	$35,759	$138,965	$122,603
Acquisition related deferred cost of sales effect (2)	47	—	1,496	—
Acquisition related inventory fair value effect (3)	(716)	—	(5,362)	—
Stock-based compensation expense - Gross margin	(406)	(210)	(1,044)	(587)
Non-GAAP Cost of products sold	$48,791	$35,549	$134,055	$122,016

GAAP Gross margin	$59,849	$50,811	$165,807	$159,924
Acquisition related net deferred revenue effect (1) (2)	314	—	3,595	—
Acquisition related inventory fair value effect (3)	716	—	5,362	—
Stock-based compensation expense - Gross margin	406	210	1,044	587
Non-GAAP Gross margin	$61,285	$51,021	$175,808	$160,511
Non-GAAP Gross margin %	55.7%	58.9%	56.7%	56.8%

GAAP Operating expenses	$77,807	$40,437	$236,591	$123,047
Restructuring charges	(6,818)	(2)	(15,780)	(16)
Acquisition related charges (4)	(610)	—	(22,078)	—
Amortization of acquired intangible assets	(8,941)	(737)	(20,824)	(2,211)
Stock-based compensation expense - Operations	(3,793)	(2,924)	(11,518)	(8,957)
Non-GAAP Operating expenses	$57,645	$36,774	$166,391	$111,863

GAAP (Loss) income from operations	$(17,958)	$10,374	$(70,784)	$36,877
Acquisition related net deferred revenue effect (1) (2)	314	—	3,595	—
Acquisition related inventory fair value effect (3)	716	—	5,362	—
Stock-based compensation expense - Gross margin	406	210	1,044	587
Restructuring charges	6,818	2	15,780	16
Acquisition related charges (4)	610	—	22,078	—
Amortization of acquired intangible assets	8,941	737	20,824	2,211
Stock-based compensation expense - Operations	3,793	2,924	11,518	8,957
Non-GAAP Income from operations	$3,640	$14,247	$9,417	$48,648

(1) Fair value adjustment to deferred revenue from purchase accounting
(2) Fair value adjustment to deferred cost of sales from purchase accounting
(3) Fair value adjustment for inventory step-up from purchase accounting
(4) Includes stock-based compensation and severance costs related to change in control

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
(unaudited)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
GAAP (Loss) income before income taxes	$(24,655)	$10,427	$(84,952)	$38,145
Acquisition related net deferred revenue effect (1) (2)	314	—	3,595	—
Acquisition related inventory fair value effect (3)	716	—	5,362	—
Stock-based compensation expense - Gross margin	406	210	1,044	587
Restructuring charges	6,818	2	15,780	16
Acquisition related charges (4)	610	—	22,078	—
Amortization of acquired intangible assets	8,941	737	20,824	2,211
Stock-based compensation expense - Operations	3,793	2,924	11,518	8,957
Non-GAAP (Loss) income before income taxes	$(3,057)	$14,300	$(4,751)	$49,916

GAAP Income tax expense	$309	$1,021	$29,030	$4,984
Non-cash Income tax expense adjustment (5)	1,982	(729)	(23,627)	(3,894)
Non-GAAP Income tax expense	$2,291	$292	$5,403	$1,090

GAAP Net (loss) income attributable to common stockholders	$(24,862)	$9,406	$(113,779)	$33,161
Acquisition related net deferred revenue effect (1) (2)	314	—	3,595	—
Acquisition related inventory fair value effect (3)	716	—	5,362	—
Stock-based compensation expense - Gross margin	406	210	1,044	587
Restructuring charges	6,818	2	15,780	16
Acquisition related charges (4)	610	—	22,078	—
Amortization of acquired intangible assets	8,941	737	20,824	2,211
Stock-based compensation expense - Operating expense	3,793	2,924	11,518	8,957
Non-cash Income tax expense (benefit)	(1,982)	729	23,627	3,894
Non-GAAP Net (loss) income attributable to common stockholders	$(5,246)	$14,008	$(9,951)	$48,826

GAAP Net (loss) income per share - Basic	$(0.21)	$0.08	$(0.97)	$0.28
Cumulative effect of Non-GAAP adjustments	0.17	0.04	0.89	0.13
Non-GAAP Net (loss) income per share - Basic	$(0.04)	$0.12	$(0.08)	$0.41

GAAP Net (loss) income per share - Diluted	$(0.21)	$0.08	$(0.97)	$0.28
Cumulative effect of Non-GAAP adjustments	0.17	0.04	0.89	0.13
Non-GAAP Net (loss) income per share - Diluted	$(0.04)	$0.12	$(0.08)	$0.41

Shares used in per share calculations:
Basic	117,669	118,643	117,151	117,661
Diluted - non-GAAP (6)	117,669	120,970	117,151	120,449

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

A portion of our silicon wafer and other purchases are denominated in Japanese yen, we bill our Japanese customers in yen, and we collect a Japanese consumption tax refund in yen. As a result of this, as well as having various international subsidiary and branch operations, our financial position and results of operations are subject to foreign currency exchange rate risk.
We mitigate the resulting foreign currency exchange rate exposure by entering into foreign currency forward exchange contracts. Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges under GAAP and as such are adjusted to fair value through Other (expense) income , net. We do not engage in speculative trading in any financial or capital market.
At October 3, 2015 and January 3, 2015, we had forward contracts for Japanese yen of $1.7 million and $4.2 million, respectively. The net fair value of these contracts was unfavorable by less than $0.1 million at October 3, 2015 and favorable by approximately $0.4 million at January 3, 2015. A hypothetical 10% unfavorable exchange rate change in the yen against the U.S. dollar would have resulted in an unfavorable change in net fair value of $0.3 million and $0.1 million at October 3, 2015 and January 3, 2015, respectively. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

Interest Rate Risk

At October 3, 2015, we had $348.3 million outstanding on the $350 million gross term loan outstanding under our Credit Agreement, with a variable contractual interest rate based on the LIBOR, subject to a 1.00% floor, plus a spread of 4.25%. A hypothetical 10% increase in the LIBOR would not have increased the LIBOR above this 1.00% floor used in the interest rate calculation, and thus would not have had an impact on Interest expense for the three or nine month periods ended October 3, 2015.

ITEM 4.     CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting (as defined in Rules 13a - 15(f) and 159d) - 15(f) under the Exchanges Act) materially changed during the first nine months of fiscal 2015, due to the inclusion of Silicon Image in our financial reporting structure and Silicon Image's underlying operational processes. This change was reviewed as part management's evaluation and conclusion noted in "Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures" above in Item 4.

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

We depend on independent foundries to supply silicon wafers for our products. These foundries include Fujitsu in Japan, which supplies the majority of our programmable logic wafers, and Taiwan Semiconductor Manufacturing, which supplies most of our HDMI and MHL integrated circuits. We negotiate wafer volumes, prices, and other terms with our foundry partners and their respective affiliates on a periodic basis typically resulting in short-term agreements which do not ensure long-term supply or allocation commitments. We rely on our foundry partners to produce wafers with competitive performance attributes. If the foundries that supply our wafers experience manufacturing problems, including unacceptable yields, delays in the realization of the requisite process technologies, or difficulties due to limitations of new and existing process technologies, our operating results could be adversely affected. If the foundries are unable to manufacture sufficient quantities of our products or continue to manufacture a product for the full life of the product, we may be required to prematurely limit or discontinue the sales of certain products or incur significant costs to transfer products to other foundries, and our customer relationships and operating results could be adversely affected. In addition, weak economic conditions may adversely impact the financial health and viability of the foundries and cause them to limit or discontinue their business operations, resulting in shortages of supply and an inability to meet their commitments to us, which could adversely affect our financial condition and operating results.

A disruption of our foundry partners' operations as a result of a fire, earthquake, act of terrorism, political or labor unrest, governmental uncertainty, war, disease, or other natural disaster or catastrophic event, or any other reason, could disrupt our wafer supply and could adversely affect our operating results.

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

The Consumer end market is rapidly changing and cyclical, and our failure to accurately predict the frequency, duration, timing, and severity of these cycles could adversely affect our financial condition and results.

With the acquisition of Silicon Image, the Consumer end market has increased in importance to us. Revenue from the Consumer end market would have accounted for 44% of our revenue in fiscal 2014 if Silicon Image were included in our results for that year. Revenue from the Consumer end market consists primarily of revenue from our products designed and used in a broad range of consumer electronics products including smart handheld devices, flat panel displays, televisions, digital cameras and camcorders, gaming consoles, and set-top boxes. This market is characterized by rapidly changing requirements and product features and volatility in consumer demand. Our success in this market will depend principally on our ability to:

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

Revenue from the Communications end market accounts for a significant portion of our revenue. Three of our top five programmable logic customers participate primarily in the Communications end market. In the past, cyclical weakening in demand for programmable logic products from customers in the Communications end market has adversely affected our revenue and operating results. In addition, telecommunication equipment providers are building network infrastructure for which we compete for product sales. Any deterioration in the Communications end market or our end customers' reduction in spending to support this end market could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations. This type of decline impacted our results for the first nine months of fiscal 2015.

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

On March 10, 2015, we acquired Silicon Image and we may make further acquisitions and strategic investments in the future. Acquisitions and strategic investments, including our acquisition of Silicon Image, present risks, including:

•	our ongoing business may be disrupted and our management's attention may be diverted by investment, acquisition, transition, or integration activities;

•
an acquisition or strategic investment may not perform as well or further our business strategy as we expected, and we may not integrate an acquired company or technology as successfully as we expected;

•	we may incur unexpected costs, claims, or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition;

•	we may discover adverse conditions post-acquisition that are not covered by representations and warranties;

•	we may increase some of our risks, such as increasing customer or end product concentration;

•	we may have difficulty incorporating acquired technologies or products with our existing product lines;

•	we may have higher than anticipated costs in continuing support and development of acquired products, and in general and administrative functions that support such products;

•	we may have difficulty integrating and retaining key personnel;

•
we may have difficulty integrating business systems, processes, and tools, such as accounting software, inventory management systems, or revenue systems which may have an adverse effect on our business;

•	our liquidity and/or capital structure may be adversely impacted;

•	our strategic investments may not perform as expected;

•	we may experience unexpected changes in how we are required to account for our acquisitions and strategic investments pursuant to United States generally accepted accounting principles;

•	we may have difficulty integrating acquired entities into our global tax structure with potentially negative impacts on our effective tax rate;

•	if the acquisition or strategic investment does not perform as projected, we might take a charge to earnings due to impaired goodwill;

•	we may divest certain assets of acquired businesses, leading to charges against earnings; and

•	we may experience unexpected negative responses from vendors or customers to the acquisition, which may adversely impact our operations.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition, or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions or strategic investments. In addition, we may enter into strategic partnerships with third parties with the goal of gaining access to new and innovative products and technologies. Strategic partnerships pose many of the same risks as do acquisitions or investments.

We do not guarantee that we will be able to complete any future acquisitions or that we will realize any anticipated benefits from any of our past or future acquisitions, strategic investments, or strategic partnerships. We may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. A sustained decline in the price of our common stock may make it more difficult and expensive to initiate or complete additional acquisitions on commercially acceptable terms.

We depend on distributors to generate a significant portion of our revenue and complete order fulfillment and any adverse change in our relationship or the distributors' financial health, reduction of selling efforts, or inaccuracy in resale reports could harm our sales or result in misreporting our results.

We depend on our distributors to sell our products to end customers, complete order fulfillment, and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. Resales of product through distributors accounted for 45% of our revenue in 2014, with two distributors accounting for 34% of our revenue in 2014. With the acquisition of Silicon Image, we expect that distributors will continue to generate a significant portion of our revenue. Resales of product through distributors would have accounted for 40% of our revenue in fiscal 2014.

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

Since we have limited ability to forecast inventory levels at our end customers, it is possible that there may be significant build-up of inventories in the distributor channel, with the OEM or the OEM’s contract manufacturer. Such a buildup could result in a slowdown in orders, requests for returns from customers, or requests to move out planned shipments. This could adversely affect our revenues and profits. Any failure to manage these challenges could disrupt or reduce sales of our products and unfavorably impact our financial results.

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

In connection with our acquisition of Silicon Image, we entered into a secured Credit Agreement providing for a $350 million term loan. Our obligations under the Credit Agreement are guaranteed by each of our U.S. subsidiaries. Our obligations include a requirement to pay up to 75% of our excess cash flow toward repayment of the facility. The Credit Agreement also contains certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. The amount and terms of our indebtedness, as well as our credit rating, could have important consequences, including the following:

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures, and less flexible in responding to changing business and economic conditions;

•	our cash flow from operations may be allocated to the payment of the principal of, and interest on, any outstanding indebtedness, and not on operations or business growth;

•
we make no assurance that our business will generate sufficient cash flow from operations or other sources to enable us to meet our payment obligations under the facility and to fund other liquidity needs;

•	our ability to make distributions to our stockholders in a sale or liquidation may be limited until any balance on the facility is repaid in full; and

•	our ability to incur additional debt, including for working capital, acquisitions, or other needs.

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

Our success and future revenue depends on our ability to innovate, develop, and introduce new products which achieve customer and market acceptance, and to successfully compete in the highly competitive semiconductor industry, and failure to do so could have a material adverse effect on our financial condition and results of operations.

The semiconductor industry is intensely competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing, and sales resources. We currently compete directly with companies that have licensed our technology or have developed similar products, as well as numerous semiconductor companies that offer products based on alternative solutions such as applications processor, application specific standard product, microcontroller, analog, and digital signal processing technologies. Competition from these semiconductor companies may intensify as we offer more products in any of our end markets. These competitors include established, multinational semiconductor companies as well as emerging companies.

The markets in which we compete are characterized by rapid technology and product evolution, generally followed by a relatively longer ramp process to volume production on advanced technologies. Our markets are also characterized by evolving industry standards, frequent new product introduction, short product life cycles, and increased demand for higher levels of integration and smaller process geometry. Our competitive position and success depends on our ability to innovate, develop, and introduce new products that compete effectively on the basis of price, density, functionality, power consumption, form factor, and performance addressing the evolving needs of the markets we serve. These new products typically are more technologically complex than their predecessors.

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

Our product innovation and development efforts may not be successful; our new products, MHL-enabled products, and 60GHz wireless products may not achieve market or customer acceptance; and we may not achieve the necessary volume of production to achieve acceptable cost. Revenue relating to our mature products is expected to decline in the future, which is normal for our product life cycles. As a result, we may be increasingly dependent on revenue derived from our newer products as well as anticipated cost reductions in the manufacture of our current products. We rely on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining acceptable margins. To the extent such cost reductions and new product introductions do not occur in a timely manner, or that our products do not achieve market acceptance or market acceptance at acceptable pricing, our forecasts of future revenue, financial condition, and operating results could be materially adversely affected.

General economic conditions and deterioration in the global business environment could have a material adverse effect on our business, operating results, and financial condition.

Adverse economic conditions may negatively affect customer demand for our products and services and result in delayed or decreased spending amid concerns over: declining asset values; inflation; volatility in energy costs; geopolitical issues; the availability and cost of credit; rising unemployment; and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations, among other concerns. Weak global economic conditions in the past have resulted in weak demand for our products in certain geographies and had an adverse impact on our results of operations. If weak economic conditions persist or worsen, our business could be harmed due to customers or potential customers reducing or delaying orders. The inability of customers to obtain credit, the insolvency of one or more customers, or the insolvency of key suppliers could result in sales or production delays. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, require additional restructuring actions, and decrease our revenue and profitability. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

The intellectual property licensing component of our business strategy increases our business risk and fluctuation of our revenue.

Our business strategy includes licensing our intellectual property to companies that incorporate it into their respective technologies, which address markets in which we do not directly participate or compete. We also license our intellectual property into markets where we do participate and compete. Our licensing revenue may be impacted by the introduction of new technologies by customers in place of the technologies based on our intellectual property. We make no assurance that our licensing customers will continue to license our technology on commercially favorable terms or at all, or that these customers will introduce and sell products incorporating our technology, accurately report royalties owed to us, pay agreed upon royalties, honor agreed upon market restrictions, maintain the confidentiality of our proprietary information, or will not infringe upon or misappropriate our intellectual property. Our intellectual property licensing agreements are complex and depend upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these require significant judgments. Additionally, this is a new end market for us, with which we do not yet have extensive experience.

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

The products we develop are complex and require significant planning and resources. In the Consumer end market, new products are typically introduced early in the year, often in association with key trade shows. In order to meet these deadlines, our customers must complete their product development by year-end, which usually means we must ship sample parts in early spring. If we cannot ship sample parts in early spring, customers may be forced to remove the feature provided by our product, use a competitor’s product, or use an alternate technology in order to meet their timelines. We plan our product development with these market windows in mind, but if we receive requests from a large customer to deploy resources to meet their requirements or work on a specific solution, our normal development path could be delayed, causing us to miss sample deadlines and therefore future revenues.

A number of factors, including our inventory strategy, can impact our gross margins.

A number of factors, including yield, wafer pricing, cost of packaging raw materials, product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or end market mix, and pricing strategies, can cause our gross margins to fluctuate. In addition, forecasting our gross margins is difficult because a significant portion of our business is based on turns within the same quarter.

Our customers typically test and evaluate our products prior to deciding to design our product into their own products, and then require additional time to begin volume production of those products. This lengthy sales cycle may cause us to experience significant delays and to incur additional inventory costs until we generate revenue from our products. It is possible that we may never generate any revenue from products after incurring significant expenditures.

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

Further, many of our integrated circuits depend on the availability of certain functionality in the device operating system, typically Android, Linux, Windows, or iOS. Certain operating system primitives are needed to support video output. We have no control over these operating systems or the companies that produce them, and it is unlikely that we could influence any internal decision these companies make that may have a negative impact on our integrated circuits and their function. Updates to these operating systems that, for example, change the way video is output or remove the ability to output video could materially affect sales of MHL and HDMI integrated circuits.

Integrated circuits targeted to PC or mobile, laptop, or notebook designs often require device driver software to operate. This software is difficult to produce and may require certifications before being released. Failure to produce this software could have a negative impact on our relation with operating system providers and may damage our reputation with end consumers as a quality supplier of products.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries, and increased expenses.

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

We depend on our relationships with our foundry partners to transition to smaller geometry processes successfully. We make no assurance that our foundry partners will be able to effectively manage the transition in a timely manner, or at all. If we or any of our foundry partners experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries, and increased expenses, all of which could adversely affect our relationships with our customers and our financial condition and operating results.

Increased costs of wafers and materials, or shortages in wafers and materials, could adversely impact our gross margins and lead to reduced revenues.

If greater demand for wafers is not accommodated by increased foundry capacity; if market demand for wafers or production and assembly materials increases; or if a supplier of our wafers or assembly materials ceases or suspends operations or otherwise experiences a disruption to its operations, our supply of wafers and other materials could become constrained. Worldwide manufacturing capacity for silicon wafers is relatively inelastic. Wafer shortages could result in wafer price increases or shortages in materials at production and test facilities, which could adversely impact our ability to meet customer product demands in a timely manner.

If any of our current or future foundry partners or assembly and test subcontractors significantly increases the costs of wafers or other materials; interrupts or reduces our supply, including for reasons outside of their control; or if any of our relationships with our partner suppliers is terminated, our operating results could be adversely affected.

We depend on independent contractors for a majority of our assembly and test services, and disruption of these services could negatively impact our financial condition and results of operations.

We depend on subcontractors to assemble, test, and ship our products with acceptable quality and yield levels. Should our subcontractors experience problems impacting the delivery of product to our customers including: prolonged inability to obtain wafers or packaging materials with competitive performance and cost attributes; inability to achieve adequate yields or timely delivery; disruption or defects in assembly, test, or shipping services; or delays in stabilizing manufacturing processes or ramping up volume for new products, our operations and operating results may be adversely affected. Economic conditions may adversely impact the financial health and viability of our subcontractors and result in their inability to meet their commitments to us resulting in product shortages, quality assurance problems, reduced revenue, and/or increased costs which could negatively impact our financial condition and results of operations.

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

We derive the majority of our revenue from sales outside of the United States. Accordingly, if we experience a decline in foreign sales, our operating results could be adversely affected. Our foreign sales are subject to numerous risks, including:

•	changes in local economic conditions;

•	currency exchange rate volatility;

•	governmental stimulus packages, controls, and trade restrictions;

•	governmental policies that promote development and consumption of domestic integrated circuits;

•	export license requirements, foreign trade compliance matters, and restrictions on the use of technology;

•	political instability, war, terrorism, or pandemic disease;

•	changes in tax rates, tariffs, or freight rates;

•	reduced protection for intellectual property rights;

•	longer receivable collection periods;

•	natural or man-made disasters in the countries where we sell our products;

•	interruptions in transportation;

•	interruptions in the global communication infrastructure; and

•	labor regulations.

Any of these factors could adversely affect our financial condition and results of operations in the future.

We have significant international operations exposing us to various economic, regulatory, political, and business risks, which could have a material adverse effect on our operations, financial condition, and results of operations.

We have significant international operations, including foreign sales offices to support our international customers and distributors, and operational and research and development sites in China, India, the Philippines, and other Asian locations. In addition, we purchase our wafers from foreign foundries; have our commercial products assembled, packaged, and tested by subcontractors located outside the United States; and rely upon an international service provider for inventory management, order fulfillment, and direct sales logistics.

These and other integral business activities outside of the United States are subject to the risks and uncertainties associated with conducting business in foreign economic and regulatory environments including trade barriers; economic sanctions; environmental regulations; import and export regulations; duties and tariffs and other trade restrictions; changes in trade policies; anti-corruption laws; domestic and foreign governmental regulations; potential vulnerability of and reduced protection for intellectual property; longer receivable collection periods; disruptions or delays in production or shipments; and instability or fluctuations in currency exchange rates, any of which could have a material adverse effect on our business, financial condition, and operating results. In addition, with the acquisition of Silicon Image, we have increased the operational challenges of conducting our business in and across multiple geographic regions around the world, especially in the face of different business practices, social norms, and legal standards.

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

Our legal organizational structure could result in unanticipated unfavorable tax or other consequences which could have an adverse effect on our financial condition and results of operations. We have a global tax structure to more effectively align our corporate structure with our business operations including responsibility for sales and purchasing activities. We created new and realigned existing legal entities; completed intercompany sales of rights to intellectual property, inventory, and fixed assets across different tax jurisdictions; and implemented cost-sharing and intellectual property licensing and royalty agreements between our legal entities. We currently operate legal entities in countries where we conduct supply-chain management, design, and sales operations around the world. In some countries, we maintain multiple entities for tax or other purposes. In addition, we are currently conducting further restructuring activities following our acquisition of Silicon Image as we integrate Silicon Image and its subsidiaries, which include numerous foreign entities, into our existing global tax and corporate structures. These integration activities, changes in tax laws, regulations, future jurisdictional profitability of the Company and its subsidiaries, and related regulatory interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, which could adversely affect our results of operations.

We are subject to taxation in the United States, Singapore, and other countries. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws. We compute our effective tax rate using actual jurisdictional profits and losses. Changes in the jurisdictional mix of profits and losses may cause fluctuations in the effective tax rate. Adverse changes in tax rates, our tax assets, and tax liabilities could negatively affect our results in the future.

We make no assurance as to what taxes we pay or the ability to estimate our future effective tax rate because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. The U.S. government and the Organization for Economic Cooperation and Development have proposed tax policy changes with respect to the taxation of global operations of multinational companies. As a result, our actual effective tax rate or taxes paid may vary materially from our expectations. Changes in tax laws, regulations, and related interpretations in the countries in which we operate may have an adverse effect on our business, financial condition, or operating results.

Product quality problems could lead to reduced revenue, gross margins, and net income.

In general, we warrant our products for varying lengths of time against non-conformance to our specifications and certain other defects. Because our products, including hardware, software, and intellectual property cores, are highly complex and increasingly incorporate advanced technology, our quality assurance programs may not detect all defects, whether manufacturing defects in individual products or systematic defects that could affect numerous shipments. Inability to detect a defect could result in a diversion of our engineering resources from product development efforts, increased engineering expenses to remediate the defect, and increased costs due to customer accommodation or inventory impairment charges. On occasion we have also repaired or replaced certain components, made software fixes, or refunded the purchase price or license fee paid by our customers due to product or software defects. If there are significant product defects, the costs to remediate such defects, net of reimbursed amounts from our vendors, if any, or to resolve warranty claims may adversely affect our revenue, gross margins, and net income.

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

The average selling prices of our products generally decline as the products mature or may decline as we compete for market share or customer acceptance in competitive markets. We seek to offset the decrease in selling prices through yield improvement, manufacturing cost reductions, and increased unit sales. We also seek to continue to develop higher value products or product features that increase, or slow the decline of, the average selling price of our products. However, we do not guarantee that our ongoing efforts will be successful or that they will keep pace with the decline in selling prices of our products, which could ultimately lead to a decline in revenues and have a negative effect on our gross margins.

If we are unable to adequately protect our intellectual property rights, our financial results and our ability to compete effectively may suffer.

Our success depends in part on our proprietary technology and the representations of technologies that we acquire, and we rely upon patent, copyright, trade secret, mask work, and trademark laws to protect our intellectual property. We intend to continue to protect our proprietary technology, however, we may be unsuccessful in asserting our intellectual property rights or such rights may be invalidated, violated, circumvented, or challenged. From time to time, third parties, including our competitors, have asserted against us patent, copyright, and other intellectual property rights to technologies that are important to us. Third parties may attempt to misappropriate our intellectual property through electronic or other means or assert infringement claims against us in the future. Such assertions by third parties may result in costly litigation, indemnity claims, or other legal actions, and we may not prevail in such matters or be able to license any valid and infringed patents from third parties on commercially reasonable terms. This could result in the loss of our ability to import and sell our products or require us to pay costly royalties to third parties in connection with sales of our products. Any infringement claim, indemnification claim, or impairment or loss of use of our intellectual property could materially adversely affect our financial condition and results of operations.

A material change in the agreements governing encryption keys we use could place additional restrictions on us, our distributors, or contract manufacturers, which could restrict product shipment or significantly increase the cost to track products throughout the distribution chain.

Many of the components in our products contain encryption keys used in connection with High Definition Content Protection ("HDCP"). The regulation and distribution of these encryption keys are controlled through license agreements with Digital Content Protection ("DCP"), a wholly owned subsidiary of Intel Corporation. These license agreements have been modified by DCP from time to time, and such changes could impact us, our distributors, and our customers. An important element of both HDMI and MHL is the ability to implement link protection for high definition (“HD”), and more recently, 4K UltraHD, content. We implement various aspects of the HDCP link protection within certain parts we sell. We also, for the benefit of our customers, include the necessary HDCP encryption keys in parts we ship to customers. These encryption keys are provided to us from DCP. We have a specific process for tracking and handling these encryption keys. If DCP changes any of the tracking or handling requirements associated with HDCP encryption keys, we may be required to change our manufacturing and distribution processes, which could adversely affect our manufacturing and distribution costs associated with these products. If we cannot satisfy new requirements for the handling and tracking of encryption keys, we may have to cease shipping or manufacturing certain products.

Our participation in consortia for the development and promotion of industry standards in certain of our target markets, including the HDMI, MHL, and WirelessHD standards, requires us to license some of our intellectual property for free or under specified terms and conditions, which makes it easier for others to compete with us in such markets.

As a result of our acquisition of Silicon Image, an element of our business strategy now includes participating in consortia to establish industry standards in certain of our target markets; promoting and enhancing specifications; and developing and marketing products based on those specifications and future enhancements. We intend to continue participating in consortia that develop and promote the HDMI, MHL, and WirelessHD specifications. In connection with our participation in these consortia, we make certain commitments regarding our intellectual property, in each case with the effect of making certain of our intellectual property available to others, including our competitors, desiring to implement the specification in question. For example, we must license specific elements of our intellectual property to others for use in implementing the HDMI specification, including enhancements, as long as we remain part of the consortium. Also, we must agree not to assert certain necessary patent claims against other members of the MHL consortium, even if those members may have infringed upon those patents in implementing the MHL specification.

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

Through our wholly owned subsidiary, MHL, LLC, we act as agent of the MHL specification and are responsible for promoting and administering the specification. As agent, we are entitled to receive license fees paid by adopters of the MHL specification sufficient to reimburse us for the costs we incur to promote and administer the specification. Given the limited number of MHL adopters to date, we do not believe the license fees paid by such adopters will be sufficient to reimburse us for these costs and we make no assurance that the license fees paid by MHL adopters will ever be sufficient to reimburse us the costs we incur as agent of the specification.

We share HDMI royalties with the other HDMI founders based on an allocation formula, which is reviewed every three years. The current royalty sharing formula covers the period from January 1, 2014 through December 31, 2016. Silicon Image’s portion of the royalty allocation has declined for the last several years, and in 2014 Silicon Image received between 30% to 31% of the royalty allocation. If the level of this royalty allocation continues to decline, our financial performance could be adversely affected.

We currently intend to promote and continue to be involved and actively participate in other standard setting initiatives. For example, through Silicon Image’s acquisition of SiBEAM, Inc. in May 2011, it achieved SiBEAM’s prior position as founder and chair of the WirelessHD Consortium. We may decide to license additional elements of our intellectual property to others for use in implementing, developing, promoting, or adopting standards in our target markets, in certain circumstances at little or no cost. This may make it easier for others to compete with us in such markets. In addition, even if we receive license fees or royalties in connection with the licensing of our intellectual property, we make no assurance that such license fees or royalties will compensate us adequately.

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

Our future success depends, in part, upon the continued adoption and widespread implementation of the HDMI, MHL, and WirelessHD specifications. A significant portion of Silicon Image’s total revenue was derived from the sale of HDMI and MHL-enabled products and the licensing of our HDMI and MHL technology. Silicon Image’s leadership in the market for HDMI and MHL-enabled products and intellectual property has been based on the ability to introduce first-to-market semiconductor and intellectual property solutions to customers and to continue to innovate within the standard. Our inability to continue to drive innovation in the HDMI and MHL specifications could have an adverse effect on our business going forward.

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

We rely on a third party vendor to provide cost-effective and efficient supply chain services. Among other activities, these outsourced services relate to direct sales logistics, including order fulfillment; inventory management and warehousing; and distribution of inventory to third party distributors. If our third party supply chain partner were to discontinue services for us or its operations are disrupted as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, disease, or other natural disaster or catastrophic event, or any other reason, our ability to fulfill direct sales orders and distribute inventory timely, cost effectively, or at all, would be hindered, which could adversely affect our business.

We rely on independent software and hardware developers and disruption of these services could negatively affect our operations and financial results.

We rely on independent software and hardware developers for the design, development, supply, and support of intellectual property cores; design and development software; and certain elements of evaluation boards. As a result, failure or significant delay to complete software or deliver hardware in accordance with our plans, specifications, and agreements could disrupt the release of or introduction of new or existing products, which could be detrimental to the capability of our new products to win designs. Any of these delays or inability to complete the design or development could have an adverse effect on our business, financial condition, or operating results.

We rely on information technology systems, and failure of these systems to function properly may cause business disruptions.

We rely in part on various information technology ("IT") systems to manage our operations, including financial reporting, and we regularly make changes to improve them as necessary. We periodically implement new, or upgrade or enhance existing, operational and IT systems, procedures, and controls. In addition, we are undergoing a significant integration and systems implementation as we integrate the operations and systems of Silicon Image into our operations and systems following the acquisition. Any delay in the implementation of, or disruption in the transition to or integration of, new or enhanced systems, procedures, or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties or delays in managing and integrating them could result in excessive cost or business disruption.

Our failure to control unauthorized access to our IT systems may cause problems with key business partners or liability.

We may be subject to unauthorized access to our IT systems through a security breach or attack. In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks, and other attempts to gain unauthorized access. Cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance, or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and to assess the damage caused by them. In the past third parties have attempted to penetrate and or infect our network and systems with malicious software in an effort to gain access to our network and systems.

These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. Cyber-attacks could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, and divert attention of management and key information technology resources. Our reputation and business could be significantly harmed, and we could be subject to third party claims in the event of such a security breach.

We may have failed to adequately insure against certain risks, and, as a result, our financial condition and results may be adversely affected.

We carry insurance customary for companies in our industry, including, but not limited to, liability, property, and casualty; workers' compensation; and business interruption insurance. We also insure our employees for basic medical expenses. In addition, we have insurance contracts that provide director and officer liability coverage for our directors and officers. Other than the specific areas mentioned above, we are self-insured with respect to most other risks and exposures, and the insurance we carry in many cases is subject to a significant policy deductible or other limitation before coverage applies. Based on management's assessment and judgment, we have determined that it is more cost effective to self-insure against certain risks than to incur the insurance premium costs. The risks and exposures for which we self-insure include, but are not limited to, certain natural disasters, certain product defects, political risk, certain theft, patent infringement, and employment practice matters. Should there be a catastrophic loss due to an uninsured event such as an earthquake or a loss due to adverse occurrences in any area in which we are self-insured, our financial condition or operating results could be adversely affected.

We compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel would harm us.

We depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain such personnel and attract and retain other highly qualified personnel, particularly product engineers. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel. From time to time we have effected restructurings which have eliminated a number of positions. Even if such personnel are not directly affected by the restructuring effort, such terminations can have a negative impact on morale and our ability to attract and hire new qualified personnel in the future. If we lose existing qualified personnel or are unable to hire new qualified personnel, as needed, our business, financial condition, and results of operations could be seriously harmed.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 3, 2014, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could be repurchased from time to time. The duration of the repurchase program was twelve months. During fiscal 2014, approximately 1.9 million shares were repurchased for $13.1 million. The 2014 program completed during the three months ended April 4, 2015, during which approximately 1.1 million shares were repurchased for approximately $7.0 million. No shares were repurchased during the three months ended October 3, 2015, and all shares repurchased under the 2014 program have been retired.

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

Date: November 12, 2015