Form 10-Q
period 2016-04-02
LATTICE SEMICONDUCTOR CORP
filed 2016-05-12
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2016
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

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of May 9, 2016                          119,185,609

LATTICE SEMICONDUCTOR CORPORATION
QUARTERLY REPORT ON FORM 10-Q

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

Examples of forward-looking statements include, but are not limited to, statements about: our strategies and beliefs regarding the markets we serve or may serve; growth opportunities and growth in markets we may serve; our future product development and marketing plans; our intention to continually introduce new products and enhancements and reduce manufacturing costs; plans to introduce new product families in high-growth market niches where we believe that we have sustainable and differentiated positions; the anticipation that we will become increasingly dependent on revenue from newer products; our expectations regarding customer preferences and product use; acceptance of our devices; the Asia Pacific market being the primary source of our revenue; a significant portion of our revenue being through our sell-through distributors; our making significant future investments in research and development; the costs of making and developing various products; our expectation that we will continue to transition to increasingly smaller geometry process technologies; our ability to maintain or develop successful foundry relationships to produce new products; the adequacy of assembly and test capacity commitments; the impact of products, customers and downward pressure on pricing and effects on gross margin; our expectation regarding the effect of the inclusion of Silicon Image products on our product gross margin; expected synergies from the acquisition of Silicon Image; the expected cost and timing of our internal restructuring plan; our expectations regarding protection of and defenses to claims against our intellectual property; the finalization and settlement of litigation or administrative proceedings; the impact of our global tax structure and expectations regarding taxes and tax adjustments; our expectation regarding the sufficiency of our financial resources to meet our working capital needs through at least the next 12 months; our expectation that we may consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings;
the impact of new accounting pronouncements; our beliefs concerning the adequacy of our liquidity and facilities, and our ability to meet our operating and capital requirements and obligations; our continued participation in consortia that develop and promote the HDMI, MHL and WirelessHD specifications, and our participation in other standard setting initiatives; the anticipated narrowing or elimination of our agent functions regarding the HDMI consortium and related reduction in adopter fees; and any other changes in the agreements relating to various intellectual property or standards consortia and their sharing of past or present fees or royalties.

Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, the concentration of our sales in the Mobile & Consumer and Communications & Computing end markets, particularly as it relates to the concentration of our sales in the Asia Pacific region, market acceptance and demand for our new products, our ability to license our intellectual property, any disruption of our distribution channels, the effect of the downturn in the economy on capital markets and credit markets, the impact of competitive products and pricing, unexpected charges, delays or results relating to our restructuring plans, unanticipated taxation requirements or positions of the U.S. Internal Revenue Service, or unexpected impacts of recent accounting guidance. In addition, actual results are subject to other risks and uncertainties that relate more broadly to our overall business, including those more fully described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(In thousands, except per share data)	April 2, 2016	April 4, 2015
Revenue
Product	$88,223	$85,715
Licensing and services	8,289	2,882
Total revenue	96,512	88,597
Costs and expenses:
Cost of product revenue	39,007	40,672
Cost of licensing and services revenue	401	93
Research and development	32,608	27,642
Selling, general, and administrative	23,608	21,088
Amortization of acquired intangible assets	8,721	2,942
Restructuring charges	5,431	4,894
Acquisition related charges	94	18,198
	109,870	115,529
Loss from operations	(13,358)	(26,932)
Interest expense	(4,960)	(1,611)
Other income (expense), net	817	(139)
Loss before income taxes and equity in net loss of an unconsolidated affiliate	(17,501)	(28,682)
Income tax expense	1,900	24,665
Equity in net loss of an unconsolidated affiliate, net of tax	(310)	—
Net loss	$(19,711)	$(53,347)

Net loss per share, basic and diluted	$(0.17)	$(0.46)

Shares used in per share calculations, basic and diluted	118,833	116,863

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Net loss	$(19,711)	$(53,347)
Other comprehensive loss:
Unrealized loss related to marketable securities, net of tax	(28)	(20)
Reclassification adjustment for losses included in other income (expense), net of tax	2	288
Translation adjustment, net of tax	237	(6)
Change in actuarial valuation of defined benefit pension	—	(157)
Comprehensive loss	$(19,500)	$(53,242)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share and par value data)	April 2, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$104,619	$84,606
Short-term marketable securities	11,855	17,968
Accounts receivable, net of allowance for doubtful accounts	84,399	88,471
Inventories	82,598	75,896
Prepaid expenses and other current assets	17,030	18,922
Total current assets	300,501	285,863
Property and equipment, less accumulated depreciation of $123,219 at April 2, 2016 and $118,943 at January 2, 2016	53,318	51,852
Intangible assets, net of amortization	153,675	162,583
Goodwill	269,766	267,549
Deferred income taxes	578	578
Other long-term assets	15,791	17,495
Total assets	$793,629	$785,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses (includes restructuring)	$90,820	$74,298
Accrued payroll obligations	6,015	9,463
Current portion of long-term debt	2,308	7,557
Deferred income and allowances on sales to sell-through distributors	24,773	17,866
Deferred licensing and services revenue	1,834	1,993
Total current liabilities	125,750	111,177
Long-term debt	335,485	330,870
Other long-term liabilities	41,226	38,353
Total liabilities	502,461	480,400
Contingencies (Note 15)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 119,095,000 shares issued and outstanding as of April 2, 2016 and 118,651,000 shares issued and outstanding as of January 2, 2016	1,191	1,187
Additional paid-in capital	665,233	660,089
Accumulated deficit	(372,557)	(352,846)
Accumulated other comprehensive loss	(2,699)	(2,910)
Total stockholders' equity	291,168	305,520
Total liabilities and stockholders' equity	$793,629	$785,920
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Cash flows from operating activities:
Net loss	$(19,711)	$(53,347)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,331	7,904
Amortization of debt issuance costs and discount	241	284
Change in deferred income tax provision	17	23,791
Loss on sale or maturity of marketable securities	—	288
Loss on forward contracts	152	—
Stock-based compensation expense	4,556	5,621
Equity in net loss of an unconsolidated affiliate, net of tax	310	—
Changes in assets and liabilities:
Accounts receivable, net	4,072	12,294
Inventories	(6,702)	5,210
Prepaid expenses and other current assets	1,457	(62)
Accounts payable and accrued expenses (includes restructuring)	17,881	(2,722)
Accrued payroll obligations	(3,448)	(3,007)
Income taxes payable	(118)	—
Deferred income and allowances on sales to sell-through distributors	6,907	3,770
Deferred licensing and services revenue	179	(39)
Net cash provided by (used in) operating activities	23,124	(15)
Cash flows from investing activities:
Proceeds from sales or maturities of short-term marketable securities	5,997	108,881
Purchases of marketable securities, net	—	(4,005)
Cash paid for business acquisition, net of cash acquired	—	(425,890)
Capital expenditures, net	(5,700)	(2,878)
Cash paid for a non-marketable equity-method investment	—	(1,500)
Cash paid for software licenses	(3,362)	(1,523)
Net cash used in investing activities	(3,065)	(326,915)
Cash flows from financing activities:
Net share settlement upon issuance of restricted stock units	(525)	(1,126)
Purchases of treasury stock	—	(6,993)
Net proceeds from issuance of common stock	1,117	866
Net proceeds from issuance of long-term debt	—	346,500
Cash paid for debt issuance costs	—	(8,280)
Repayment of debt	(875)	—
Net cash (used in) provided by financing activities	(283)	330,967
Effect of exchange rate change on cash	237	(6)
Net increase in cash and cash equivalents	20,013	4,031
Beginning cash and cash equivalents	84,606	115,611
Ending cash and cash equivalents	$104,619	$119,642
Supplemental cash flow information:
Change in unrealized (loss) gain related to marketable securities, net of tax, included in Accumulated other comprehensive loss	$(26)	$268
Income taxes paid, net of refunds	$2,496	$1,063
Interest Paid	$4,671	$—
Accrued purchases of plant and equipment	$217	$(433)
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying Consolidated Financial Statements are unaudited and have been prepared by Lattice Semiconductor Corporation (“Lattice,” the “Company,” “we,” “us,” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in our opinion include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Fiscal Reporting Period

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our first quarter of fiscal 2016 and first quarter of fiscal 2015 ended on April 2, 2016 and April 4, 2015, respectively. All references to quarterly or three months ended financial results are references to the results for the relevant 13-week fiscal period.

Principles of Consolidation and Presentation

The accompanying Consolidated Financial Statements include the accounts of Lattice and its subsidiaries after the elimination of all intercompany balances and transactions. Our results for the quarter ended April 4, 2015 include the results of Silicon Image for the approximately 3-week period from March 11, 2015 through April 4, 2015. Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year. Net loss attributable to noncontrolling interest reported separately for 2015 is now included in Other income (expense), net.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, goodwill (including the assessment of reporting units), intangible assets, current and deferred income taxes, accrued liabilities (including restructuring charges and bonus arrangements), deferred income and allowances on sales to sell-through distributors, disclosure of contingent assets and liabilities at the date of the financial statements, amounts used in acquisition valuations and purchase accounting, and the reported amounts of product revenue, licensing and services revenue, and expenses during the fiscal periods presented. Actual results could differ from those estimates.

Cash Equivalents and Marketable Securities

We consider all investments that are readily convertible into cash and have original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of highly liquid investments in time deposits or money market accounts and are carried at cost. We account for marketable securities as available-for-sale investments, as defined by U.S. GAAP, and record unrealized gains or losses to Accumulated other comprehensive loss on our Consolidated Balance Sheets, unless losses are considered other than temporary, in which case, those are recorded directly to the Consolidated Statements of Operations and Statements of Comprehensive Loss. Deposits with financial institutions at times exceed Federal Deposit Insurance Corporation insurance limits.

Fair Value of Financial Instruments

We invest in various financial instruments, which may include corporate and government bonds, notes, and commercial paper. We value these instruments at their fair value and monitor the portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, we would record an impairment charge and establish a new carrying value. We assess other than temporary impairment of marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Derivative Financial Instruments

We mitigate foreign currency exchange rate risk by entering into foreign currency forward exchange contracts. At April 2, 2016 and January 2, 2016, we had open contracts for Japanese yen of $2.1 million and $3.3 million, respectively. All five contracts outstanding at April 2, 2016 will settle in June 2016. Of the six contracts outstanding at January 2, 2016, two settled in January 2016 and four will settle in June 2016. Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges for accounting purposes and as such are adjusted to fair value through Other income (expense), net, with an impact of approximately $0.2 million and less than $0.1 million, respectively, for the fiscal quarters ended April 2, 2016 and January 2, 2016. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Concentration Risk

Potential exposure to concentration risk may impact revenue, trade receivables, marketable securities, and supply of wafers for our new products.

Customer concentration risk may impact revenue. Our top five end customers constituted approximately 27% of our revenue for the first quarter of fiscal 2016, compared to approximately 35% for the first quarter of fiscal 2015.

Our largest end customer accounted for approximately 8% of total revenue in the first quarter of fiscal 2016. Our two largest end customers each accounted for approximately 10% of total revenue in the first quarter of fiscal 2015. No other customers accounted for more than 10% of total revenue during these periods.

Sales through distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to resale of products by our sell-through distributors for the first quarter of fiscal 2016 and fiscal 2015 was 53% and 48%, respectively. Our two largest distributor groups also account for a substantial portion of our trade receivables. At April 2, 2016 and January 2, 2016, one distributor group accounted for 41% and 29%, respectively, and the other accounted for 11% and 15%, respectively, of gross trade receivables. No other distributor groups or end customers accounted for more than 10% of gross trade receivables at these dates.

Concentration of credit risk with respect to trade receivables is mitigated by our credit and collection process including active management of collections, credit limits, routine credit evaluations for essentially all customers and secure transactions with letters of credit or advance payments where appropriate. Accounts receivable do not bear interest and are shown net of allowances for doubtful accounts of $0.7 million and $0.6 million at April 2, 2016 and January 2, 2016, respectively. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

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

For sell-through distributors, at the time of shipment to distributors, we (a) record accounts receivable at published list price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (b) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (c) record deferred revenue and deferred cost of sales in deferred income and allowances on sales to sell-through distributors in the liability section of our Consolidated Balance Sheets. Revenue and cost of sales to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net loss, and Accounts receivable, net is adjusted to reflect the final selling price.

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table:

(In thousands)	April 2, 2016	January 2, 2016
Inventory valued at published list prices and held by sell-through distributors with right of return	$55,978	$47,086
Allowance for distributor advances	(23,420)	(22,290)
Deferred cost of sales related to inventory held by sell-through distributors	(7,785)	(6,930)
Total Deferred income and allowances on sales to sell-through distributors	$24,773	$17,866

A significant portion of our revenue in the first quarter of both fiscal years 2016 and 2015 was from sell-through distributors. Resale of products by sell-through distributors as a percentage of total revenue was 53% for the three months ended April 2, 2016 and 48% for the three months ended April 4, 2015.

We use estimates and apply judgment to reconcile sell-through distributors' reported inventories to their activities. Errors in our estimates or judgments could result in inaccurate reporting of our Revenue, Cost of products sold, Deferred income and allowances on sales to sell-through distributors, and Net loss.

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

From time to time, we enter into IP licensing agreements that involve significant modification, customization or engineering services. Revenues derived from these contracts are accounted for using the percentage-of-completion method or completed contract method. The completed contract method is used for contracts where there is a risk of final acceptance by the customer or for short-term contracts. HDMI royalty revenue is determined by a contractual allocation formula agreed to by the members ("Founders") of the HDMI consortium. Evidence of an arrangement, as to HDMI royalty revenue, is deemed complete when all of the Founders agree on the royalty sharing formula. From time to time, we perform audits on our royalty reporting customers to ensure compliance. As a result of those compliance efforts, we may enter into settlement agreements for the payment of unreported royalties. The contractual terms of those agreements may provide for upfront payment of unreported royalties or over a period of time, generally not to exceed one year. Revenue from those arrangements is recognized when the agreement is executed by both parties, as long as price is fixed and determinable and collections is reasonably assured.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which focuses on the consolidation evaluation for reporting organizations and requires the evaluation of whether or not certain legal entities should be consolidated. All legal entities are subject to reevaluation under the revised consolidation model. The new standard became effective for us on January 3, 2016. The adoption of this accounting standard update did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We do not expect the adoption of this accounting standard update to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is determined, as opposed to the prior standard which required material adjustments be retroactively adjusted. We adopted the new standard on January 3, 2016. The adoption of this accounting standard update did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to mainly change the accounting for investments in equity securities and financial liabilities carried at fair value as well as to modify the presentation and disclosure requirements for financial instruments. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. We are currently evaluating the impact of ASU 2016-01 on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that substantially all leases, including today’s operating leases, be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. This update eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income/(loss) ("AOCI") will be recognized through earnings. The guidance is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We are currently evaluating the impact of ASU 2016-07 on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based payment Accounting (Topic 718). This update is intended to provide simplification of the accounting for share based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements and related disclosures.

Note 2 - Net Loss per Share

We compute basic net loss per share by dividing net loss by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units ("RSUs"), and Employee Stock Purchase Plan ("ESPP") shares. Our application of the treasury stock method includes, as assumed proceeds, the average unamortized stock-based compensation expense for the period and the impact of the pro forma deferred tax benefit or cost associated with stock-based compensation expense. When we are in a net loss position, we do not include dilutive securities as their inclusion would reduce the net loss per share.

A summary of basic and diluted net loss per share is presented below:

	Three Months Ended
(in thousands, except per share data)	April 2, 2016	April 4, 2015
Basic and diluted Net loss	$(19,711)	$(53,347)
Shares used in basic and diluted Net loss per share	118,833	116,863
Basic and diluted Net loss per share	$(0.17)	$(0.46)

The computation of diluted net loss per share for the three months ended April 2, 2016 excludes the effects of stock options, RSUs, and ESPP shares, aggregating approximately 8.2 million shares, which are antidilutive. The computation of diluted Net loss per share for the three months ended April 4, 2015 excludes the effects of stock options, RSUs, and ESPP shares aggregating approximately 11.5 million shares, which are antidilutive. Stock options, RSUs, and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense, and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position, as the effects would reduce the loss per share. Stock options, RSUs, and ESPP shares that are antidilutive at April 2, 2016 could become dilutive in the future.

Note 3 - Marketable Securities

Our short-term marketable securities have contractual maturities of up to two years. The following table summarizes the remaining maturities of our marketable securities at fair value:

(In thousands)	April 2, 2016	January 2, 2016
Short-term marketable securities:
Maturing within one year	$11,855	$12,144
Maturing between one and two years	—	5,824
Total marketable securities	$11,855	$17,968

The following table summarizes the composition of our marketable securities at fair value:

(In thousands)	April 2, 2016	January 2, 2016
Short-term marketable securities:
Corporate and government bonds and notes, and commercial paper	$11,775	$17,888
Certificates of deposit	80	80
Total marketable securities	$11,855	$17,968

Note 4 - Fair Value of Financial Instruments

	Fair value measurements as of				Fair value measurements as of
	April 2, 2016				January 2, 2016
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$11,855	$11,775	$80	$—	$17,968	$17,888	$80	$—
Foreign currency forward exchange contracts, net	(152)	—	(152)	—	(12)	—	(12)	—
Total fair value of financial instruments	$11,703	$11,775	$(72)	$—	$17,956	$17,888	$68	$—

We invest in various financial instruments including corporate and government bonds and notes, and commercial paper. In addition, we enter into foreign currency forward exchange contracts to mitigate our foreign currency exchange rate exposure. We carry these instruments at their fair value in accordance with ASC 820, "Fair Value Measurements and Disclosures." The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

There were no transfers between any of the levels during the first three months of fiscal 2016 or 2015.

In accordance with ASC 320, “Investments-Debt and Equity Securities,” we recorded an unrealized loss of less than $0.1 million during each of the three months ended April 2, 2016 and April 4, 2015 on certain short-term marketable securities (Level 1 instruments), which have been recorded in accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially adverse effect on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in accumulated other comprehensive loss.

Note 5 - Inventories

(In thousands)	April 2, 2016	January 2, 2016
Work in progress	$63,116	$57,865
Finished goods	19,482	18,031
Total inventories	$82,598	$75,896

Note 6 - Business Combinations and Goodwill

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

Purchase consideration was allocated to the tangible and intangible assets and liabilities assumed on the basis of the respective estimated fair values on the acquisition date. The purchase price allocation has been completed after a final detailed analysis of certain tax matters. In the first quarter of 2016, we revised our valuation and allocation of purchase price consideration resulting in $2.1 million of additional long-term liabilities related to an uncertain tax position with an equivalent revision to Goodwill, which is reflected in the Consolidated Balance Sheets for the period ended April 2, 2016.

The final allocation of the total purchase price is as follows:

(In thousands)	Estimated Fair Value
Assets acquired:
Cash, cash equivalents and short-term investments	$157,923
Accounts receivable	30,677
Inventory	20,839
Other current assets	7,183
Property and equipment	23,429
Other non-current assets	1,573
Intangible assets	192,079
Goodwill	237,608
Total assets acquired	671,311
Less liabilities assumed:
Accounts payable and other accrued liabilities	47,735
Other current liabilities	1,252
Long-term liabilities	26,675
Redeemable noncontrolling interest	7,172
Total liabilities assumed	82,834
Fair value of net assets acquired	$588,477

The following table presents details of the identified intangible assets acquired through the acquisition of Silicon Image:

(In thousands)	Asset Life in Years	Fair Value
Developed technology	3-5	$125,000
Customer relationships	4-7	29,458
Licensed technology	3-5	1,852
Patents	5	769
Total identified finite-lived intangible assets		157,079
In-process research and development	indefinite	35,000
Total identified intangible assets		$192,079

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill recognized in the acquisition of Silicon Image was derived from expected benefits from cost synergies and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill will not be amortized, but will instead be tested for impairment annually or more frequently if certain indicators of impairment are present. We do not expect Goodwill impairment to be tax deductible for income tax purposes. No impairment charges relating to goodwill or intangible assets were recorded for the first three months of 2016 or 2015 as no indicators of impairment were present. The goodwill balance of $269.8 million at April 2, 2016 is comprised of $44.8 million from prior acquisitions combined with $237.6 million from the acquisition of Silicon Image, reduced by a fiscal 2015 goodwill impairment charge of $12.7 million.

Note 7 - Intangible Assets

In connection with our acquisitions of Silicon Image in March 2015 and SiliconBlue in December 2011 we recorded identifiable intangible assets related to developed technology, customer relationships, licensed technology, patents, and in-process research and development based on guidance for determining fair value under the provisions of ASC 820, "Fair Value Measurements and Disclosures." Additionally, during fiscal 2015, we licensed additional third-party technology.

The following table summarizes the details of our total purchased intangible assets:

	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net of amortization
(In thousands)				April 2, 2016
Developed technology	4.7	$131,844	$(35,801)	$96,043
Customer relationships	5.5	30,800	(10,142)	20,658
Licensed technology	2.5	2,127	(758)	1,369
Patents	5	769	(164)	605
Total identified finite-lived intangible assets		165,540	(46,865)	118,675
In-process research and development	indefinite	35,000	—	35,000
Total identified intangible assets		$200,540	$(46,865)	$153,675

We do not believe there is any significant residual value associated with these intangible assets. We are amortizing the intangible assets using the straight-line method over their estimated useful lives. We recorded amortization expense on the Consolidated Statements of Operations as follows:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Research and development	$186	$61
Amortization of acquired intangible assets	8,721	2,942
	$8,907	$3,003

The annual expected amortization expense related to acquired intangible assets with finite lives is as follows:

(In thousands)	Amount
2016 (remaining 9 months)	$26,169
2017	33,275
2018	26,793
2019	24,009
2020	6,063
Thereafter	2,366
Total	$118,675

Note 8 - Equity Method Investment

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

In the fourth quarter of fiscal 2015, we increased our ownership interest to 22.7% by making an additional investment of $2.0 million. This increased our gross investment in the investee to $5.0 million. As a result of the change in ownership interest and after considering the changes in the level of our participation in the management of and interaction with the investee, we determined that we have the ability to exert significant influence over the investee. Accordingly, we changed our accounting for the investment from the cost method to the equity method and have hence recognized our proportionate share of the investee’s operating results in the Consolidated Statements of Operations.

Applying the equity method, we recognized a charge of $0.3 million in the Consolidated Statements of Operations for the three months ended April 2, 2016, which is our proportionate share of the investee’s net loss for the first quarter of 2016. Through April 2, 2016, we have reduced the value of our investment by approximately $0.8 million, representing our proportionate share of the privately-held company’s net loss accumulated to that date. The net balance of our investment amounting to $4.2 million has been included in Other long-term assets in the Consolidated Balance Sheets as of April 2, 2016.

Note 9 - Accounts Payable and Accrued Expenses

Included in accounts payable and accrued liabilities as of April 2, 2016 and January 2, 2016 were the following balances:

(In thousands)	April 2, 2016	January 2, 2016
Trade accounts payable	$33,901	$18,616
Payable to members of the HDMI and MHL consortia*	20,291	16,643
Other accrued expenses	36,628	39,039
Total accounts payable and accrued expenses	$90,820	$74,298

*As an agent of the HDMI and MHL consortia, we administer royalty reporting and distributions to the members of these consortia. This excludes amounts payable to us, and is payable quarterly based on collections from HDMI and MHL customers.

Note 10 - Changes in Stockholders' Equity and Accumulated Other Comprehensive Loss

(In thousands)	Common stock	Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balances, January 2, 2016	$1,187	$660,089	$(352,846)	$(2,910)	$305,520
Net loss for the three months ended April 2, 2016	—	—	(19,711)	—	(19,711)
Unrealized loss related to marketable securities, net of tax	—	—	—	(28)	(28)
Recognized loss on redemption of marketable securities, previously unrealized	—	—	—	2	2
Translation adjustments, net of tax	—	—	—	237	237
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of tax	4	588	—	—	592
Stock-based compensation expense related to stock options, ESPP and RSUs	—	4,556	—	—	4,556
Balances, April 2, 2016	$1,191	$665,233	$(372,557)	$(2,699)	$291,168

Note 11 - Income Taxes

For the three months ended April 2, 2016 and April 4, 2015, we recorded an income tax provision of approximately $1.9 million and $24.7 million, respectively. The income tax provision for the three months ended April 2, 2016 represents tax at the federal, state and foreign statutory tax rates adjusted for withholding taxes, changes in uncertain tax positions, changes in the U.S. valuation allowance, as well as other non-deductible items in the United States and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate is primarily due to a valuation allowance increase in the United States and income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, because we intend to permanently reinvest these earnings outside of the United States.

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

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to income tax examinations for the following jurisdictions and years: federal, for years before 2012, state and local, for years before 2011, or foreign, for years before 2009. However, U.S. federal net operating loss ("NOL") and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which we used the attributes.

Our French income tax returns are currently under examination for 2011 and 2012, as well as our Singapore income tax return for 2012. We are not under examination in any other jurisdiction.

We believe that it is reasonably possible that $0.2 million of unrecognized tax benefits and less than $0.1 million of associated interest and penalties could be recognized during the next twelve months. The $0.2 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

We have U.S. federal NOL carryforwards (pretax) of approximately $339.9 million at January 2, 2016 that expire at various dates between 2023 and 2035. We have state net operating loss carryforwards (pretax) of approximately $239.9 million at January 2, 2016 that expire at various dates from 2016 through 2035. We also have federal and state credit carryforwards of $48.2 million and $55.9 million, respectively at January 2, 2016, of which $53.4 million do not expire. The remaining credits expire at various dates from 2016 through 2034.

Our liability for uncertain tax positions was $24.4 million and $23.3 million at April 2, 2016 and January 2, 2016, respectively, and is recorded as a component of other long-term liabilities on our Consolidated Balance Sheets.

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

Note 12 - Restructuring

In March 2015, our Board of Directors approved an internal restructuring plan (the "March 2015 Plan"), in connection with our acquisition of Silicon Image. The March 2015 Plan was designed to realize synergies from the acquisition by eliminating redundancies created as a result of combining the two companies. This included reductions in our worldwide workforce and consolidation of facilities, cancellation of software contracts, and engineering tools. We expect the total cost of the March 2015 Plan to be in the range of approximately $17.0 million to $21.0 million and to be substantially completed by the end of second quarter of fiscal 2016. Under this plan, approximately $3.6 million and $4.9 million of expense was incurred during the three months ended April 2, 2016 and April 4, 2015, respectively, with approximately $16.9 million of total expense incurred through April 2, 2016.

In September 2015, we implemented a further reduction of our worldwide workforce (the "September 2015 Reduction") separate from the March 2015 Plan. The September 2015 Reduction was designed to resize the company in line with the market environment and to better balance our workforce with the long-term strategic needs of our business. We expect the total cost of the September 2015 Reduction to be in the range of approximately $7.0 million to $10.0 million and to be substantially completed by the end of the second quarter of fiscal 2016. Under this reduction, approximately $1.8 million of expense was incurred during the three months ended April 2, 2016 and no expense was incurred during the three months ended April 4, 2015, with approximately $7.8 million of total expense incurred through April 2, 2016.

These expenses were recorded to restructuring charges on our Consolidated Statements of Operations. The restructuring accrual balance is presented in accounts payable and accrued expenses (includes restructuring) on our Consolidated Balance Sheets.

The following table displays the combined activity related to the restructuring plans described above:

(In thousands)	Severance and related	Lease Termination	Software Contracts & Engineering Tools*	Other	Total
Balance at January 3, 2015	$—	$43	$—	$139	$182
Restructuring charges	4,893	—	—	—	4,893
Costs paid or otherwise settled	—	(9)	—	(139)	(148)
Adjustments to prior restructuring costs	—	1	—	—	1
Balance at April 4, 2015	$4,893	$35	$—	$—	$4,928

Balance at January 2, 2016	$3,696	$1,005	$377	$—	$5,078
Restructuring charges	1,676	220	2,181	1,354	5,431
Costs paid or otherwise settled	(3,056)	(323)	(2,245)	(1,354)	(6,978)
Balance at April 2, 2016	$2,316	$902	$313	$—	$3,531
*Includes cancellation of contracts, asset impairments, and accelerated depreciation of ERP systems

Note 13 - Long-Term Debt

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million net of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the 3-month LIBOR as of April 2, 2016, subject to a 1.00% floor, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 6.06%.

The Term Loan is payable through a combination of quarterly installments of approximately $0.9 million, which began on July 4, 2015, annual excess cash flow payments as defined in the Credit Agreement, which are due 95 days after the last day of our fiscal year, and any payments due upon certain issuances of additional indebtedness and certain asset dispositions, with any remaining outstanding principal amount due and payable on the Term Loan Maturity Date. The percentage of excess cash flow we are required to pay ranges from 0% to 75%, depending on our leverage and other factors as defined in the Credit Agreement. Currently, the Credit Agreement would require a 75% excess cash flow payment. As of April 2, 2016, we expect to be required to make principal payments of $1.7 million, in addition to required quarterly payments, in 2016. While the Credit Agreement does not contain financial covenants, it does contain informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. We were in compliance with all such covenants at April 2, 2016.

The original issue discount and the debt issuance costs have been accounted for as a reduction to the carrying value of the Term Loan on our Consolidated Balance Sheets and are being amortized to interest expense in our Consolidated Statements of Operations over the contractual term, using the effective interest method.

The fair value of the Term Loan approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

(In thousands)	April 2, 2016	January 2, 2016
Principal amount	$346,500	$347,375
Unamortized original issue discount and debt issuance costs	(8,707)	(8,948)
Less: Current portion of long-term debt	(2,308)	(7,557)
Long-term debt	$335,485	$330,870

Interest expense related to the Term Loan was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Contractual interest	$4,620	$1,327
Amortization of debt issuance costs and discount	241	284
Total Interest expense related to the Term Loan	$4,861	$1,611

As of April 2, 2016, expected future principal payments on the Term Loan were as follows:

Fiscal year	(in thousands)

2016 (remaining 9 months)	$4,280
2017	36,181
2018	85,812
2019	90,544
2020	78,431
Thereafter	51,252
$346,500

Note 14 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations was as follows:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Line item:
Cost of products sold	$259	$240
Research and development	2,459	1,509
Selling, general and administrative	1,838	1,635
Acquisition related charges	—	3,891
Total stock-based compensation	$4,556	$7,275

Of the $7.3 million total stock-based compensation for the three months ended April 4, 2015, $1.7 million was cashed out during the first quarter 2015 and $2.2 million was accrued in accrued payroll obligations on the Consolidated Balance Sheets as of April 4, 2015, and paid out in the second quarter of 2015.

During the first and second quarters of fiscal 2015, we granted approximately 327,200 stock options and 70,000 RSUs with a market condition to certain executives. Since then, there have been no new grants with market conditions. The options and RSUs have a two year vesting and vest between 0% and 200% of the target amount, based on the Company's relative Total Shareholder Return (TSR) when compared to the TSR of a component of companies of the PHLX Semiconductor Sector Index over a two year period. The fair values of the options were determined and fixed on the date of grant using a lattice-based option-pricing valuation model, which incorporates a Monte-Carlo simulation, and considered the likelihood that we would achieve the market condition. TSR is a measure of stock price appreciation plus dividends paid, if any, in the performance period. As of April 2, 2016, approximately 296,300 stock options and 70,000 RSUs with market conditions were outstanding. In the first quarter of fiscal 2016, we incurred stock compensation expense of less than $0.1 million related to these market condition awards.

Note 15 - Contingencies

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

In March 2014, the China National Development and Reform Commission ("NDRC") notified HDMI Licensing, LLC ("HDMI LLC"), a wholly-owned subsidiary of the Company and the agent for an entity charged with administering the HDMI specification, that the NDRC was investigating HDMI LLC’s licensing activities in China under the Chinese Anti-Monopoly Law ("AML"). The NDRC has available a broad range of remedies with respect to business practices it deems to violate the AML, including the ability to issue an order to cease conduct deemed illegal, confiscate gains deemed illegally obtained, impose a fine and require modifications to business practices. In July 2015, the NDRC concluded its investigation and informed HDMI LLC that it did not intend to impose monetary penalties on HDMI LLC, subject to HDMI LLC entering into a settlement agreement with the China Video Industry Association (“CVIA”) relating to various issues arising in connection with HDMI LLC licensing to Chinese companies. HDMI LLC has negotiated the terms of this agreement with CVIA.

In February 2016, the Company filed a complaint against Technicolor SA and its affiliates in the United States District Court for the Northern District of California alleging that Technicolor had infringed certain patents relating to the HDMI specification. Technicolor filed an answer to the Company’s complaint on April 11, 2016, which included various defenses to the alleged patent infringement. Technicolor also has informed the Company that it will attempt to raise as a counterclaim or in separate litigation a claim for payment to Technicolor and other HDMI founders their respective share of any HDMI adopters’ fees not used by Lattice and its predecessor in interest Silicon Image in the marketing and other activities in furtherance of the HDMI standard. Technicolor previously has indicated its belief that the HDMI founders enjoy a right to these funds but has never pursued such claims. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any financial consequences to the Company.

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

Note 16 - Segment and Geographic Information

Segment Information

As of April 2, 2016, Lattice had two operating segments: the core Lattice ("Core") business, which includes intellectual property and semiconductor devices, and Qterics, a discrete software-as-a-service business unit in the Lattice legal entity structure. On April 17, 2016, we entered into a definitive agreement to sell Qterics. The sale closed on April 27, 2016.

Although these two operating segments constitute two reportable segments, we combine Qterics with our Core business and report them together as one reportable segment due to the immaterial nature of the Qterics segment. For the three month periods ended April 2, 2016 and April 4, 2015, revenue generated by Qterics comprised 0.4% and 0.2%, respectively, of total Revenue. For the three month periods ended April 2, 2016 and April 4, 2015, Qterics accounted for 4.1% and 0.4%, respectively, of the total Net loss. As of April 2, 2016 and January 2, 2016, the Total assets of Qterics comprised 0.3% and 0.8%, respectively, of the Total assets of the Company.

Geographic Information

Our revenue by major geographic area, based on ship-to location, was as follows:

	Three Months Ended
(In thousands)	April 2, 2016		April 4, 2015
Asia	$65,512	68%	$62,534	70%
Europe	16,009	17	16,467	19
Americas	14,991	15	9,596	11
Total revenue	$96,512	100%	$88,597	100%

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

There were no material changes to property and equipment by major geographic area as of April 2, 2016 as compared to January 2, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lattice Semiconductor (“Lattice,” the “Company,” “we,” “us,” or “our”) engages in smart connectivity solutions, providing intellectual property and low-power, small form-factor devices that enable global customers to quickly deliver innovative and differentiated cost and power efficient products. The Company's broad end-market exposure extends from mobile devices and consumer electronics to industrial and automotive equipment, communications and computing infrastructure, and licensing.
Lattice was founded in 1983 and is headquartered in Portland, Oregon. The Company acquired Silicon Image, Inc. ("Silicon Image") in March 2015. Silicon Image was engaged in setting industry standards including the HDMI®, DVI®, MHL® and WirelessHD® standards. Our prior fiscal year results for the three months ended April 4, 2015 include the results of Silicon Image for the approximately 3-week period from March 11, 2015 through April 4, 2015.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on form 10-K for the fiscal year ended January 2, 2016.

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

Results of Operations*

Key elements of our Consolidated Statements of Operations were as follows:

	Three Months Ended
(In thousands)	April 2, 2016		April 4, 2015
Revenue	$96,512	100.0%	$88,597	100.0%

Gross margin	57,104	59.2	47,832	54.0
Research and development	32,608	33.8	27,642	31.2
Selling, general and administrative	23,608	24.5	21,088	23.8
Amortization of acquired intangible assets	8,721	9.0	2,942	3.3
Restructuring charges	5,431	5.6	4,894	5.5
Acquisition related charges	94	0.1	18,198	20.5
Loss from operations	$(13,358)	(13.8)%	$(26,932)	(30.4)%

* Lattice acquired Silicon Image on March 10, 2015. Results of Operations for the first quarter of fiscal year 2015 include the financial results of Silicon Image for the approximately 3-week period from March 11, 2015 through April 4, 2015.

Revenue by End Market

The end market data below is derived from data provided to us by our distributors and end customers. With a diverse base of customers who may manufacture end products spanning multiple end markets, the assignment of revenue to a specific end market requires the use of estimates and judgment. Therefore, actual results may differ from those reported. With our acquisition of Silicon Image, we added a Licensing and services end market to report Licensing and services revenue, which includes the licensing of our intellectual property, the collection of certain royalties, patent sales, the revenue related to our participation in consortia and standard-setting activities, and services. While Licensing products are primarily sold into the Mobile and Consumer market, Licensing and services revenue is reported separately as it has characteristics that differ from other categories, most notably its higher gross margin.

The following are examples of end market applications:

Communications and Computing	Mobile and Consumer	Industrial and Automotive	Licensing and Services
Wireless	Smartphones	Security & Surveillance	IP Royalties
Wireline	Cameras	Machine Vision	Adopter Fees
Data Backhaul	Displays	Industrial Automation	IP Licenses
Computing	Tablets	Human Machine Interface	Patent Sales
Servers	Wearables	Automotive	Testing Services
Data Storage	Televisions	Drones
Home Theater

The composition of our revenue by end market for the first quarter of fiscal 2016 and 2015 was as follows:

	Three Months Ended *
(In thousands)	April 2, 2016		April 4, 2015
Communications and Computing	$33,018	34%	$40,254	45%
Mobile and Consumer	24,867	26	19,559	22
Industrial and Automotive	30,338	31	25,902	30
Licensing and Services	8,289	9	2,882	3
Total revenue	$96,512	100%	$88,597	100%
*During the first quarter of fiscal 2016, we realigned our end market categories to group Computing with Communications rather than with Industrial, as had been the previous grouping. Prior periods have been reclassified to match current period presentation.

For the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, revenue from the Communications and Computing end market decreased by 18%. This change was driven primarily by a relative decline in demand related to the 4G LTE build-out in China from its peak in the first half of 2014 to more moderate levels in the first quarter of fiscal 2015, and a return to what may be considered more normal run rates in the first quarter of fiscal 2016. This was also due to a smaller, but not insignificant, decline in demand at a major server manufacturer.

Revenue from the Mobile and Consumer end market increased 27% for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. This change was primarily due to inclusion of Silicon Image product revenue, which has a substantial Consumer component, partially offset by lower demand for certain of our iCE40 products at a major original equipment manufacturer ("OEM").

For the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, revenue from the Industrial and Automotive end market increased approximately 17%. This change was largely due to strength in the Americas and modest relative strength in Asia.

Revenue from the Licensing and Services end market increased 188% for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. This change was due to the inclusion of Licensing and Services revenue for the full period of the first quarter of fiscal 2016 relative to only an approximately 3-week period in the first quarter of fiscal 2015 as a result of Silicon Image acquisition timing.

Revenue by Geography

We assign revenue to geographies based on customer ship-to address at the point where revenue is recognized. In the case of sell-in distributors and OEM customers, revenue is typically recognized, and geography is assigned, when products are shipped to our distributor or OEM customer. In the case of sell-through distributors, revenue is recognized when resale to the end customer occurs and geography is assigned based on the end customer location on the resale reports provided by the distributor. Both foreign and domestic sales are denominated in U.S. dollars, with the exception of certain sales in Japan, which are denominated in yen.

The composition of our revenue by geography for the first quarter of fiscal 2016 and fiscal 2015, based on ship-to location, was as follows:

	Three Months Ended
(In thousands)	April 2, 2016		April 4, 2015
Asia	$65,512	68%	$62,534	70%
Europe	16,009	17	16,467	19
Americas	14,991	15	9,596	11
Total revenue	$96,512	100%	$88,597	100%

Revenue in Asia increased 5% for the first quarter of 2016 compared to the first quarter of 2015. This was due to the inclusion of Silicon Image product revenue, substantially offset by lower demand for certain of our iCE40 products at a major Mobile and Consumer end market OEM and a relative decline in Communication and Computing end market demand in China.

Revenue in Europe decreased 3% for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. This was driven by a decline in Video Connectivity application specific standard products ("ASSP") product revenue.

Revenue from the Americas increased 56% for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. This was driven by increased Industrial demand for Programmable Logic products and to a small degree by Video Connectivity ASSP products demand.

Revenue from End Customers

Our top five end customers constituted approximately 27% of our revenue for the first quarter of fiscal 2016, compared to approximately 35% for the first quarter of fiscal 2015, primarily due to a more diverse customer base as a result of our acquisition of Silicon Image in March 2015. Our largest end customer accounted for approximately 8% of total revenue in the first quarter of fiscal 2016. Our two largest end customers each accounted for approximately 10% of total revenue in the first quarter of fiscal 2015. No other customers accounted for more than 10% of total revenue during these periods.

Revenue from Sell-Through Distributors

Sales through distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to resale of products by our primary sell-through distributors for the first quarter of fiscal 2016 and fiscal 2015, respectively, was as follows:

	% of Total Revenue Three Months Ended
	April 2, 2016	April 4, 2015
Arrow Electronics Inc.	27%	24%
Weikeng Group	11	12
All others	15	12
All sell-through distributors	53%	48%

Revenue from sell-through distributors increased to 53% of total revenue in the first quarter of fiscal 2016 from 48% in the first quarter of fiscal 2015. This increase on a percentage basis of revenue from sell-through distributors was due to higher distributor resale of programmable products during the current year period.

Gross Margin

The composition of our gross margin, including as a percentage of revenue, for the first quarter of fiscal 2016 and 2015, respectively, was as follows:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Gross margin	$57,104	$47,832
Percentage of net revenue	59.2%	54.0%
Product gross margin %	55.8%	52.5%
Licensing and services gross margin %	95.2%	96.8%

For the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, gross margin increased 5.2 percentage points. The primary contributor to the increase in product gross margin was the reduced amortization in the current year of purchase price accounting adjustments (now substantially completed) associated with the sell-through of acquired inventory and deferred revenue, which added 2.9 percentage points to the gross margin. The increased mix of licensing and services revenue in the current quarter from the acquisition of Silicon Image in March 2015 lifted the total gross margin an additional 2.3 percentage points. Because of its higher margin, the licensing and services portion of our overall revenue can have a disproportionate impact on gross margin and profitability. In general, we do not expect product gross margin to vary substantially due to the inclusion of Silicon Image products; however, we expect that product, end market, and customer mix, as well as downward pressure on average selling price, will continue to affect our gross margin in the future. If we are unable to realize additional or sufficient product cost reductions in the future to balance changes in product and customer mix, we may experience degradation in our product gross margin.

Operating Expenses

Research and Development Expense

The composition of our research and development expense, including as a percentage of revenue, for the first quarter of fiscal 2016 and 2015, respectively, was as follows:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015	% change
Research and development	$32,608	$27,642	18
Percentage of net revenue	33.8%	31.2%
Mask costs included in Research and development	$1,506	$1,762	(15)

Research and development expense includes costs for compensation and benefits, stock compensation, development masks, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, intellectual property cores, processes, packaging, and software to support new products.

The increase in research and development expense for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was primarily the result of the inclusion of Silicon Image research and development for the full period of the first quarter of fiscal 2016 relative to only an approximately 3-week period in the first quarter of fiscal 2015, partially offset by decreased mask costs and outside services expenses.

We believe that a continued commitment to research and development is essential to maintaining product leadership and providing innovative new product offerings and, therefore, we expect to continue to make significant future investments in research and development.

Selling, General, and Administrative Expense

The composition of our selling, general, and administrative expense, including as a percentage of revenue, for the first quarter of fiscal 2016 and 2015 was as follows:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015	% change
Selling, general, and administrative	$23,608	$21,088	12
Percentage of revenue	24.5%	23.8%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses.

The increase in selling, general, and administrative expense for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was primarily due to the inclusion of Silicon Image for the full period of the first quarter of fiscal 2016 relative to only an approximately 3-week period in the first quarter of fiscal 2015. Ongoing operations related to combining the two companies also contributed to the increase in these expenses, partially offset by decreased sales meeting, travel, and licenses and permits expenses.

Amortization of Acquired Intangible Assets

The composition of our amortization of acquired intangible assets, including as a percentage of revenue, for the first quarter of fiscal 2016 and 2015 was as follows:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015	% change
Amortization of acquired intangible assets	$8,721	$2,942	196
Percentage of revenue	9.0%	3.3%

For the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, amortization of acquired intangible assets increased due to the inclusion of additional amortization expense from new intangible assets acquired in connection with our acquisition of Silicon Image for the full period of the first quarter of fiscal 2016 relative to only an approximately 3-week period in the first quarter of fiscal 2015.

Restructuring Charges

The composition of our restructuring charges, including as a percentage of revenue, for the first quarter of fiscal 2016 and 2015 was as follows:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015	% change
Restructuring charges	$5,431	$4,894	11
Percentage of revenue	5.6%	5.5%

Restructuring charges include expenses resulting from reductions in our worldwide workforce and consolidation of our facilities, cancellation of software contracts, and engineering tools.

In March 2015, our Board of Directors approved an internal restructuring plan (the "March 2015 Plan"), in connection with our acquisition of Silicon Image. The March 2015 Plan was designed to realize synergies from the acquisition by eliminating redundancies created as a result of combining the two companies. This included reductions in our worldwide workforce and consolidation of facilities, cancellation of software contracts, and engineering tools. We expect the total cost of the March 2015 Plan to be in the range of approximately $17 million to $21 million and to be substantially completed by the end of the second quarter of fiscal 2016. The March 2015 Plan has incurred approximately $16.9 million of total expense through April 2, 2016.

In September 2015, we implemented a further reduction of our worldwide workforce (the "September 2015 Reduction") separate from the March 2015 Plan. The September 2015 Reduction was designed to resize the company in line with the market environment and to better balance our workforce with the long-term strategic needs of our business. We expect the total cost of the September 2015 Reduction to be in the range of approximately $7.0 million to $10.0 million and to be substantially completed by the end of the second quarter of fiscal 2016. The September 2015 Reduction has incurred approximately $7.8 million of total expense through April 2, 2016.

The increase in restructuring charges for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was primarily driven by the continuation of restructuring activities related to headcount related adjustments, contract cancellations, and restructuring expenses related to asset sales.

Acquisition Related Charges

The composition of our acquisition related charges, including as a percentage of revenue, for the first quarter of fiscal 2016 and 2015 was as follows:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015	% change
Acquisition related charges	$94	$18,198	(99)
Percentage of revenue	0.1%	20.5%

Acquisition related charges include severance and professional fees directly related to acquisitions. For the first quarter of fiscal 2016, acquisition related charges were entirely attributable to our acquisition of Silicon Image in March 2015 and included professional services including legal, accounting, licenses and fees. This is compared to the first three months of 2015 where, in addition to substantial fees of the type listed above, we also incurred substantial fees for severance and stock compensation costs related to change of control payments to departing executives.

Interest Expense

Interest expense, including as a percentage of revenue, for the first quarter of fiscal 2016 and 2015 was as follows:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015	% change
Interest expense	$(4,960)	$(1,611)	208
Percentage of revenue	(5.1)%	(1.8)%

For the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, the increase in interest expense was driven by the recognition of expense related to the debt acquired to partially fund the Silicon Image acquisition for the full period of the first quarter of fiscal 2016 relative to only an approximately 3-week period in the first quarter of fiscal 2015. The interest expense related to this debt is comprised of contractual interest and amortization of original issue discount and debt issuance costs based on the effective interest method. See the Credit Arrangements section under Liquidity and Capital Resources for further discussion of the debt.

Other Income (Expense), Net

The composition of our other income (expense), net, including as a percentage of revenue, for the first quarter of fiscal 2016 and 2015 was as follows:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015	% change
Other income (expense), net	$817	$(139)	(688)
Percentage of revenue	0.8%	(0.2)%

For the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, the increase in other income (expense) is mainly the result of proceeds received from the distribution of a bankruptcy settlement of a prior customer in the current quarter.

Income Taxes

The composition of our income taxes for the first quarter of fiscal 2016 and 2015 was as follows:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015	% change
Income tax expense	$1,900	$24,665	(92)

Our tax expense for the first quarter of fiscal 2016 decreased as compared to the first quarter of fiscal 2015 primarily due to the recording of a valuation allowance in 2015 resulting in an increase to the tax provision of $21 million.

We are not currently paying U.S. federal income taxes and do not expect to pay such taxes until we fully utilize our tax net operating loss and credit carryforwards. We expect to pay a nominal amount of state income tax. We are paying foreign income taxes, which are primarily related to withholding taxes on income from foreign royalties, and to a lesser extent related to foreign sales and to the cost of operating offshore research and development, marketing, and sales subsidiaries. We accrue interest and penalties related to uncertain tax positions in income tax expense on our Consolidated Statements of Operations.

The inherent uncertainties related to the geographical distribution and relative level of profitability among various high and low tax jurisdictions make it difficult to estimate the impact of the global tax structure on our future effective tax rate.

Equity in net loss of an unconsolidated affiliate

As of April 2, 2016, we held a 22.7% preferred stock ownership interest in a privately-held company that designs human-computer interaction technology for a total investment of $5.0 million. Due to the level of our ownership interest and after considering the nature of our participation in the management of and interaction with the investee, we have determined that we have the ability to exert significant influence over the investee. Accordingly, we have accounted for the investment using the equity method and have recognized a charge in the Consolidated Statements of Operations for the three months ended April 2, 2016 of $0.3 million, which is our proportionate share of the investee’s net loss for the first quarter of 2016. Through April 2, 2016, we have reduced the value of our investment by approximately $0.8 million, representing our proportionate share of the privately-held company’s net loss accumulated to that date.

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

We believe that our financial resources will be sufficient to meet our working capital needs through at least the next 12 months. As of April 2, 2016, we did not have significant long-term commitments for capital expenditures. In the future, and to the extent our Credit Agreement permits, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, completing other acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain equity or additional debt financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain equity or additional debt financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs, which financing may now be more difficult to obtain in light of our indebtedness related to the Credit Agreement.

Cash and cash equivalents and Short-term marketable securities

(In thousands)	April 2, 2016	January 2, 2016	$ Change
Cash and cash equivalents	$104,619	$84,606	$20,013
Short-term marketable securities	11,855	17,968	(6,113)
Total Cash and cash equivalents and Short-term marketable securities	$116,474	$102,574	$13,900

As of April 2, 2016, we had total Cash and cash equivalents and Short-term marketable securities of $116.5 million, of which approximately $52.7 million in Cash and cash equivalents was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of April 2, 2016, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net increase in cash and cash equivalents and short-term marketable securities of $13.9 million between January 2, 2016 and April 2, 2016 was primarily driven by $23.1 million in cash provided by operations, partially offset by $9.1 million of cash used in capital expenditures and payment for software licenses.

Accounts receivable, net

(In thousands)	April 2, 2016	January 2, 2016	Change
Accounts receivable, net	$84,399	$88,471	$(4,072)
Days sales outstanding - Overall	80	80	—
Days sales outstanding - Product	77	70	7
Days sales outstanding - Licensing and services	112	149	(37)

Accounts receivable, net as of April 2, 2016 decreased by $4.1 million or 5% compared to January 2, 2016, driven primarily by a $6.2 million decrease in accounts receivable relating to HDMI, partially offset by an increase in accounts receivable related to other product lines, both due to the timing of payments received. Overall days sales outstanding at April 2, 2016 remained flat from January 2, 2016 at 80 days. Days sales outstanding at April 2, 2016 related to Product revenue was 77 days, an increase of 7 days from 70 days at January 2, 2016. Days sales outstanding at April 2, 2016 related to Licensing and services revenue was 112 days, a decrease of 37 days from 149 days at January 2, 2016.

Inventories

(In thousands)	April 2, 2016	January 2, 2016	Change
Inventories	$82,598	$75,896	$6,702
Months of inventory on hand	6.3	4.8	1.5

Inventories as of April 2, 2016 increased $6.7 million or 9% compared to January 2, 2016 as a result of new product introduction inventory partially offset by reduction in product stock from the prior quarter. Months of inventory on hand increased to 6.3 months at April 2, 2016 from 4.8 months at January 2, 2016.

Credit Arrangements

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million net of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the LIBOR, subject to a 1.00% floor, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 6.06%.

The Term Loan is payable through a combination of quarterly installments of approximately $0.9 million which began on July 4, 2015, annual excess cash flow payments as defined in the Credit Agreement, which are due 95 days after the last day of our fiscal year, and any payments due upon certain issuances of additional indebtedness and certain asset dispositions, with any remaining outstanding principal amount due and payable on the Term Loan Maturity Date. The percentage of excess cash flow we are required to pay ranges from 0% to 75%, depending on our leverage and other factors as defined in the Credit Agreement. Currently, the Credit Agreement would require a 75% excess cash flow payment. As of April 2, 2016, we expect to be required to make principal payments of $1.7 million in addition to required quarterly payments in 2016. While the Credit Agreement does not contain financial covenants, it does contain informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. We were in compliance with all such covenants at April 2, 2016.

As of April 2, 2016, we had no significant long-term purchase commitments for capital expenditures or existing used or unused credit arrangements.

Contractual Cash Obligations

There have been no significant changes to our contractual obligations outside of the ordinary course of business in the first three months of fiscal 2016 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended January 2, 2016.

Off-Balance Sheet Arrangements

As of April 2, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

(In thousands, except per share data)	Three Months Ended
(unaudited)	April 2, 2016	April 4, 2015
Non-GAAP Revenue	$96,512	$90,406
Non-GAAP Cost of products sold	38,626	38,128
Non-GAAP Gross margin	57,886	52,278
Non-GAAP Operating expenses	51,919	45,586
Non-GAAP Income from operations	5,967	6,692
Non-GAAP Income before income taxes and equity in net loss of an unconsolidated affiliate	1,824	4,942
Non-GAAP Income tax expense	2,496	1,063
Non-GAAP Net (loss) income	$(982)	$3,879
Non-GAAP Net (loss) income per share - basic and diluted	$(0.01)	$0.03

Pursuant to the requirements of Regulation S-K and to make clear to our investors the adjustments we make to U.S. GAAP measures, we have provided the following reconciliations of the non-GAAP measures to the most directly comparable U.S. GAAP financial measures.

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share data)	Three Months Ended
(unaudited)	April 2, 2016	April 4, 2015

GAAP Revenue	$96,512	$88,597
Acquisition related deferred revenue effect (1)	—	1,809
Non-GAAP Revenue	$96,512	$90,406

GAAP Cost of products sold	$39,408	$40,765
Acquisition related deferred cost of sales effect (2)	—	644
Acquisition related inventory fair value effect (3)	(523)	(3,041)
Stock-based compensation expense - gross margin	(259)	(240)
Non-GAAP Cost of products sold	$38,626	$38,128

GAAP Gross margin	$57,104	$47,832
Acquisition related net deferred revenue effect (1) (2)	—	1,165
Acquisition related inventory fair value effect (3)	523	3,041
Stock-based compensation expense - gross margin	259	240
Non-GAAP Gross margin	$57,886	$52,278
Non-GAAP Gross margin %	60.0%	57.8%

GAAP Operating expenses	$70,462	$74,764
Amortization of acquired intangible assets	(8,721)	(2,942)
Restructuring charges	(5,431)	(4,894)
Acquisition related charges (4)	(94)	(18,198)
Stock-based compensation expense - operations	(4,297)	(3,144)
Non-GAAP Operating expenses	$51,919	$45,586

GAAP Loss income from operations	$(13,358)	$(26,932)
Acquisition related net deferred revenue effect (1) (2)	—	1,165
Acquisition related inventory fair value effect (3)	523	3,041
Stock-based compensation expense - gross margin	259	240
Amortization of acquired intangible assets	8,721	2,942
Restructuring charges	5,431	4,894
Acquisition related charges (4)	94	18,198
Stock-based compensation expense - operations	4,297	3,144
Non-GAAP Income from operations	$5,967	$6,692

(1) Fair value adjustment to deferred revenue from purchase accounting
(2) Fair value adjustment to deferred cost of sales from purchase accounting
(3) Fair value adjustment for inventory step-up from purchase accounting
(4) Includes stock-based compensation and severance costs related to change in control

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share data)	Three Months Ended
(unaudited)	April 2, 2016	April 4, 2015

GAAP Loss before income taxes and equity in net loss of an unconsolidated affiliate	$(17,501)	$(28,682)
Acquisition related net deferred revenue effect (1) (2)	—	1,165
Acquisition related inventory fair value effect (3)	523	3,041
Stock-based compensation expense - gross margin	259	240
Amortization of acquired intangible assets	8,721	2,942
Restructuring charges	5,431	4,894
Acquisition related charges (4)	94	18,198
Stock-based compensation expense - operations	4,297	3,144
Non-GAAP Income before income taxes and equity in net loss of an unconsolidated affiliate	$1,824	$4,942

GAAP Income tax expense	$1,900	$24,665
Non-cash Income tax expense adjustment (5)	596	(23,602)
Non-GAAP Income tax expense	$2,496	$1,063

GAAP Net loss	$(19,711)	$(53,347)
Acquisition related net deferred revenue effect (1) (2)	—	1,165
Acquisition related inventory fair value effect (3)	523	3,041
Stock-based compensation expense - gross margin	259	240
Amortization of acquired intangible assets	8,721	2,942
Restructuring charges	5,431	4,894
Acquisition related charges (4)	94	18,198
Stock-based compensation expense - operations	4,297	3,144
Non-cash Income tax expense (benefit)	(596)	23,602
Non-GAAP Net (loss) income	$(982)	$3,879

(1) Fair value adjustment to deferred revenue from purchase accounting
(2) Fair value adjustment to deferred cost of sales from purchase accounting
(3) Fair value adjustment for inventory step-up from purchase accounting
(4) Includes stock-based compensation and severance costs related to change in control
(5) Reverses the change in tax valuation allowance and aligns tax expense to cash taxes paid

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share data)	Three Months Ended
(unaudited)	April 2, 2016	April 4, 2015

GAAP Net loss per share - basic and diluted	$(0.17)	$(0.46)
Cumulative effect of Non-GAAP adjustments	0.16	0.49
Non-GAAP Net (loss) income per share - basic and diluted	$(0.01)	$0.03

Shares used in per share calculations:
Basic and Diluted - GAAP	118,833	116,863
Diluted - non-GAAP (6)	118,833	120,049

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
At April 2, 2016 and January 2, 2016, we had forward contracts for Japanese yen of $2.1 million and $3.3 million, respectively. The net fair value of these contracts was unfavorable by $0.2 million at April 2, 2016 and unfavorable by less than $0.1 million at January 2, 2016. A hypothetical 10% unfavorable exchange rate change in the yen against the U.S. dollar would have resulted in an unfavorable change in net fair value of $0.4 million and $0.4 million at April 2, 2016 and January 2, 2016, respectively. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

Interest Rate Risk

At April 2, 2016, we had $346.5 million outstanding on the $350 million gross term loan outstanding under our Credit Agreement, with a variable contractual interest rate based on the 3-month LIBOR as of April 2, 2016, subject to a 1.00% floor, plus a spread of 4.25%. A hypothetical 10% increase in the 3-month LIBOR would not have increased the 3-month LIBOR above this 1.00% floor used in the interest rate calculation, and thus would not have had an impact on Interest expense for the three month period ended April 2, 2016.

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

Changes in Internal Control over Financial Reporting

On March 10, 2015, we acquired Silicon Image, which operated under its own set of systems and internal controls. Management excluded the Silicon Image control environment from its assessment of internal controls over financial reporting for the fiscal year ended January 2, 2016. During the current period, we are separately maintaining Silicon Image's systems and much of its control environment until we are able to incorporate Silicon Image’s processes into our own systems and control environment. We currently expect to complete the integration of Silicon Image’s operations into our systems and control environment by the end of the fiscal year ending December 31, 2016. This plan was reviewed as part of management's evaluation and conclusion noted in "Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures" above in Item 4.

Other than as described above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15(d) - 15(f) under the Exchanges Act) that occurred during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The information set forth above under Note 15 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A. Risk Factors

The following risk factors and other information included in this Report include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016 and should be carefully considered before making an investment decision relating to our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

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

The Mobile and Consumer end market is rapidly changing and cyclical, and a downturn in this end market or our failure to accurately predict the frequency, duration, timing, and severity of these cycles could adversely affect our financial condition and results.

With the acquisition of Silicon Image, the Mobile and Consumer end market has increased in importance to us. Revenue from the Mobile and Consumer end market accounted for 31% of our revenue in fiscal 2015. Revenue from the Mobile Consumer end market consists primarily of revenue from our products designed and used in a broad range of consumer electronics products including smartphones, tablets and e-readers, wearables, accessories such as chargers and docks, Ultra High-Definition (UHD) TVs, Digital SLR cameras, drones, and other connected devices. This market is characterized by rapidly changing requirements and product features and volatility in consumer demand. Our success in this market will depend principally on our ability to:

•	meet the market windows for consumer products;

•	predict technology and market trends;

•	develop IP cores to meet emerging market needs;

•	develop products on a timely basis;

•	maintain multiple design wins across different markets and customers to dampen the effects of market volatility;

•	be designed into our customers' products; and

•	avoid cancellations or delay of products.

Our inability to accomplish any of the foregoing, or to offset the volatility of this end market through diversification into other markets, could materially and adversely affect our business, financial condition, and results of operations. Cyclicality in the Mobile and Consumer end market could periodically result in higher or lower levels of revenue and revenue concentration with a single or small number of customers. In addition, rapid changes in this market may affect demand for our products, may cause our revenue derived from sales in this market to vary significantly over time, adversely affecting our financial results.

A downturn in the Communications and Computing end market could cause a meaningful reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

Revenue from the Communications and Computing end market accounted for 35% of our revenue in fiscal 2015. Three of our top five programmable logic customers participate primarily in the Communications and Computing end market. In the past, cyclical weakening in demand for programmable logic products from customers in the Communications and Computing end market has adversely affected our revenue and operating results. In addition, telecommunication equipment providers are building network infrastructure for which we compete for product sales. Any deterioration in the Communications and Computing end market, our end customers' reduction in spending, or a reduction in spending by their customers to support this end market or use of our competitors’ products could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations. This type of decline impacted our results during 2015.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis, and to test goodwill and long-lived assets, including amortizable intangible assets, for impairment at any other time that circumstances arise indicating the carrying value may not be recoverable. For purposes of testing for impairment, the Company operates as two reporting units: the core Lattice ("Core") business, which includes intellectual property and semiconductor devices, and Qterics, a discrete software-as-a-service business unit in the Lattice legal entity structure. Although these two operating segments constitute two reportable segments, we combine Qterics with our Core business and report them together as one reportable segment due to the immaterial nature of the Qterics segment. Following our assessment of goodwill and long-lived asset impairment in the fourth quarter of 2015, we concluded that goodwill and long-lived assets had been impaired in the Qterics segment. As a result, we recorded impairment charges related to goodwill and intangible assets in the Qterics segment amounting to $12.7 million and $9.0 million, respectively, in the Consolidated Statements of Operations for the year ended January 2, 2016. No impairment charges were recorded for the Core segment in fiscal 2015, and we had no impairment charges in the first quarter of fiscal 2016. There is no assurance that future impairment tests will indicate that goodwill will be deemed recoverable.

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

The products we develop are complex and require significant planning and resources. In the Mobile and Consumer end market, new products are typically introduced early in the year, often in association with key trade shows. In order to meet these deadlines, our customers must complete their product development by year-end, which usually means we must ship sample parts in early spring. If we cannot ship sample parts in early spring, customers may be forced to remove the feature provided by our product, use a competitor’s product, or use an alternate technology in order to meet their timelines. We plan our product development with these market windows in mind, but if we receive requests from a large customer to deploy resources to meet their requirements or work on a specific solution, our normal development path could be delayed, causing us to miss sample deadlines and therefore future revenues.

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

Through our wholly owned subsidiary, HDMI Licensing, LLC, we act as agent of the HDMI consortium and are responsible for promoting and administering the specification. We receive all of the adopter fees paid by adopters of the HDMI specification in connection with our role as agent. We are currently in discussions with the other HDMI founders regarding a restructuring of our role as agent. While not concluded, we believe these discussions will likely result in a narrowing or elimination of our agent functions, resulting in a lowering of the adopter fees received by us in the future.

In addition, we have been informed by another member of the HDMI consortium that it asserts a claim for payment to the other HDMI consortium founders of their respective shares of any HDMI adopter fees not used by the Company in the marketing and other activities in furtherance of the HDMI standard. The consortium member previously has indicated its belief that the HDMI founders enjoy a right to these funds but has never pursued such claim. If a determination was made that there were excess adopter fees or if it was determined that the Company was obligated to share such fees with other consortium members, it could negatively impact our financial position.

We share HDMI royalties with the other HDMI founders based on an allocation formula, which is reviewed every three years. The current royalty sharing formula covers the period from January 1, 2014 through December 31, 2016. Our portion of the royalty allocation has declined for the last several years. In 2015, we received between 24% and 25% of the royalty allocation, and for 2016, we expect to receive approximately 20% of the royalty allocation. If the level of this royalty allocation continues to decline, our financial performance could be adversely affected.

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

None.

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

/s/ Max Downing
MAX DOWNING
Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: May 12, 2016