Form 10-Q
period 2016-07-02
LATTICE SEMICONDUCTOR CORP
filed 2016-08-11
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2016
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

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of August 8, 2016                          120,353,926

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
the impact of new accounting pronouncements; our beliefs concerning the adequacy of our liquidity and facilities, and our ability to meet our operating and capital requirements and obligations; our continued participation in consortia that develop and promote the High-Definition Multimedia Interface ("HDMI"), Mobile High-Definition Link ("MHL") and WirelessHD specifications, and our participation in other standard setting initiatives; the anticipated narrowing or elimination of our agent functions regarding the HDMI consortium and related reduction in adopter fees; and any other changes in the agreements relating to various intellectual property or standards consortia and their sharing of past or present fees or royalties.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenue:
Product	$89,335	$96,300	$177,558	$182,015
Licensing and services	9,874	10,160	18,163	13,042
Total revenue	99,209	106,460	195,721	195,057
Costs and expenses:
Cost of product revenue	40,710	48,163	79,717	88,835
Cost of licensing and services revenue	73	171	474	264
Research and development	30,915	39,552	63,523	67,194
Selling, general, and administrative	23,005	28,189	46,613	49,277
Amortization of acquired intangible assets	8,311	8,941	17,032	11,883
Restructuring charges	2,568	4,068	7,999	8,962
Acquisition related charges	—	3,270	94	21,468
	105,582	132,354	215,452	247,883
Loss from operations	(6,373)	(25,894)	(19,731)	(52,826)
Interest expense	(5,062)	(5,505)	(10,022)	(7,116)
Other income (expense), net	2,532	(115)	3,349	(254)
Loss before income taxes and equity in net loss of an unconsolidated affiliate	(8,903)	(31,514)	(26,404)	(60,196)
Income tax expense	4,539	4,056	6,439	28,721
Equity in net loss of an unconsolidated affiliate, net of tax	(368)	—	(678)	—
Net loss	$(13,810)	$(35,570)	$(33,521)	$(88,917)

Net loss per share, basic and diluted	$(0.12)	$(0.30)	$(0.28)	$(0.76)

Shares used in per share calculations, basic and diluted	119,445	116,903	119,125	116,883

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net loss	$(13,810)	$(35,570)	$(33,521)	$(88,917)
Other comprehensive loss:
Unrealized gain (loss) related to marketable securities, net of tax	1	17	(27)	(3)
Reclassification adjustment for losses (gains) related to marketable securities included in other income (expense), net of tax	36	(54)	38	234
Translation adjustment, net of tax	(678)	(49)	(441)	(55)
Change in actuarial valuation of defined benefit pension	141	2	141	(155)
Comprehensive loss	$(14,310)	$(35,654)	$(33,810)	$(88,896)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share and par value data)	July 2, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$110,531	$84,606
Short-term marketable securities	8,814	17,968
Accounts receivable, net of allowance for doubtful accounts	84,694	88,471
Inventories	86,743	75,896
Prepaid expenses and other current assets	16,784	18,922
Total current assets	307,566	285,863
Property and equipment, less accumulated depreciation of $126,898 at July 2, 2016 and $118,943 at January 2, 2016	52,072	51,852
Intangible assets, net of amortization	143,644	162,583
Goodwill	269,766	267,549
Deferred income taxes	473	578
Other long-term assets	16,011	17,495
Total assets	$789,532	$785,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses (includes restructuring)	$93,603	$74,298
Accrued payroll obligations	10,037	9,463
Current portion of long-term debt	20,530	7,557
Deferred income and allowances on sales to sell-through distributors	28,021	17,866
Deferred licensing and services revenue	794	1,993
Total current liabilities	152,985	111,177
Long-term debt	315,152	330,870
Other long-term liabilities	39,988	38,353
Total liabilities	508,125	480,400
Contingencies (Note 15)	—	—
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 120,001,000 shares issued and outstanding as of July 2, 2016 and 118,651,000 shares issued and outstanding as of January 2, 2016	1,200	1,187
Additional paid-in capital	669,773	660,089
Accumulated deficit	(386,367)	(352,846)
Accumulated other comprehensive loss	(3,199)	(2,910)
Total stockholders' equity	281,407	305,520
Total liabilities and stockholders' equity	$789,532	$785,920
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015
Cash flows from operating activities:
Net loss	$(33,521)	$(88,917)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,352	25,363
Amortization of debt issuance costs and discount	660	1,105
Change in deferred income tax provision	(391)	22,385
Loss on sale or maturity of marketable securities	72	293
Gain on forward contracts	(4)	—
Stock-based compensation expense	7,798	8,363
Loss on disposal of fixed assets	314	—
Gain on sale of business unit	(2,646)	—
Equity in net loss of an unconsolidated affiliate, net of tax	678	—
Changes in assets and liabilities:
Accounts receivable, net	3,524	16,176
Inventories	(10,847)	4,969
Prepaid expenses and other current assets	18	47
Accounts payable and accrued expenses (includes restructuring)	23,900	(8,232)
Accrued payroll obligations	574	(2,637)
Income taxes payable	138	—
Deferred income and allowances on sales to sell-through distributors	10,155	4,638
Deferred licensing and services revenue	(117)	1,040
Net cash provided by (used in) operating activities	32,657	(15,407)
Cash flows from investing activities:
Proceeds from sales or maturities of short-term marketable securities	11,960	112,381
Purchases of marketable securities, net	(2,944)	(4,005)
Cash paid for business acquisition, net of cash acquired	—	(426,661)
Capital expenditures, net	(10,102)	(7,032)
Proceeds from sale of business unit, net of cash sold	1,972	—
Cash paid for a non-marketable investment	—	(1,500)
Cash paid for software licenses	(5,672)	(3,251)
Net cash used in investing activities	(4,786)	(330,068)
Cash flows from financing activities:
Net share settlement upon issuance of restricted stock units	(1,427)	(4,438)
Purchases of treasury stock	—	(6,970)
Net proceeds from issuance of common stock	3,326	5,546
Net proceeds from issuance of long-term debt	—	346,500
Cash paid for debt issuance costs	—	(8,282)
Repayment of debt	(3,404)	(875)
Net cash (used in) provided by financing activities	(1,505)	331,481

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015
Effect of exchange rate change on cash	(441)	(119)
Net increase (decrease) in cash and cash equivalents	25,925	(14,113)
Beginning cash and cash equivalents	84,606	115,611
Ending cash and cash equivalents	$110,531	$101,498

Supplemental cash flow information:
Change in unrealized gain (loss) related to marketable securities, net of tax, included in Accumulated other comprehensive loss	$11	$(3)
Income taxes paid, net of refunds	$4,864	$3,112
Interest paid	$9,264	$4,695
Accrued purchases of plant and equipment	$308	$(227)

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

Fiscal Reporting Period

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our second quarter of fiscal 2016 and second quarter of fiscal 2015 ended on July 2, 2016 and July 4, 2015, respectively. All references to quarterly, three or six months ended financial results are references to the results for the relevant 13-week or 26-week fiscal period.

Principles of Consolidation and Presentation

The accompanying Consolidated Financial Statements include the accounts of Lattice and its subsidiaries after the elimination of all intercompany balances and transactions. Our results for the six months ended July 4, 2015 include the results of Silicon Image, Inc. ("Silicon Image") for the approximately 16-week period from March 11, 2015 through July 4, 2015. Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year. Net loss attributable to noncontrolling interest reported separately for 2015 is now included in Other income (expense), net.

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

Foreign Exchange and Translation of Foreign Currencies

We have international subsidiary and branch operations. In addition, a portion of our silicon wafer and other purchases were historically denominated in Japanese yen, we billed certain Japanese customers in yen, and we collect a Japanese consumption tax refund in yen. Gains or losses from foreign exchange rate fluctuations on balances denominated in foreign currencies are reflected in Other income (expense), net. Realized and unrealized gains or losses on foreign currency transactions were not significant for the periods presented. We translate accounts denominated in foreign currencies in accordance with ASC 830, “Foreign Currency Matters,” using the current rate method under which asset and liability accounts are translated at the current rate, while stockholders' equity accounts are translated at the appropriate historical rates, and revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments related to the consolidation of foreign subsidiary financial statements are reflected in Accumulated other comprehensive loss in Stockholders' equity.

Derivative Financial Instruments

We mitigate foreign currency exchange rate risk by entering into foreign currency forward exchange contracts. At July 2, 2016 and January 2, 2016, we had open contracts for Japanese yen of $1.3 million and $3.3 million, respectively. The one contract outstanding at July 2, 2016 will settle in June 2017. Of the six contracts outstanding at January 2, 2016, two settled in January 2016 and four settled in June 2016. Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges for accounting purposes and as such are adjusted to fair value through Other income (expense), net, with an impact of less than $0.1 million for both the fiscal quarters ended July 2, 2016 and January 2, 2016. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Concentration Risk

Potential exposure to concentration risk may impact revenue, trade receivables, marketable securities, and supply of wafers for our products.

Customer concentration risk may impact revenue. Our top five end customers constituted approximately 20% of our revenue for the second quarter of fiscal 2016, compared to approximately 33% for the second quarter of fiscal 2015. Our top five end customers constituted approximately 22% of our revenue for the first six months of fiscal 2016, compared to approximately 34% for the first six months of fiscal 2015.

During the second quarter and first six months of fiscal 2016, no customer accounted for more than 10% of total revenue. Our largest end customer accounted for approximately 7% of total revenue in the second quarter of fiscal 2016 and 6% of total revenue in the first six months of fiscal 2016. In the second quarter and first six months of fiscal 2015, our largest end customer accounted for approximately 12% and 11%, respectively, of total revenue. No other customers accounted for more than 10% of total revenue during these periods.

Sales through distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to resale of products by our sell-through distributors for the second quarter of fiscal 2016 and fiscal 2015 was 59% and 43%, respectively. Revenue attributable to resale of products by our sell-through distributors for the first six months of fiscal 2016 and fiscal 2015 was 56% and 45%, respectively. Our two largest distributor groups also account for a substantial portion of our trade receivables. At July 2, 2016 and January 2, 2016, one distributor group accounted for 41% and 29%, respectively, and the other accounted for 20% and 15%, respectively, of gross trade receivables. No other distributor groups or end customers accounted for more than 10% of gross trade receivables at these dates.

Concentration of credit risk with respect to trade receivables is mitigated by our credit and collection process, including active management of collections, credit limits, routine credit evaluations for essentially all customers, and secure transactions with letters of credit or advance payments where appropriate. Accounts receivable do not bear interest and are shown net of allowances for doubtful accounts of $0.6 million at both July 2, 2016 and January 2, 2016. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Write-offs for uncollected trade receivables have not been significant to date.

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

We rely on a limited number of foundries for our wafer purchases, including Fujitsu Limited, Seiko Epson Corporation, Taiwan Semiconductor Manufacturing Company, Ltd, and United Microelectronics Corporation.

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

Orders from our sell-through distributors are initially recorded at published list prices; however, for a majority of our sales, the final selling price is determined at the time of resale and in accordance with a distributor price agreement. For this reason, we do not recognize revenue until products are resold by sell-through distributors to an end customer. In certain circumstances, we allow sell-through distributors to return unsold products. At times, we protect our sell-through distributors against reductions in published list prices.

At the time of shipment to sell-through distributors, we (a) record accounts receivable at published list price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (b) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (c) record deferred revenue and deferred cost of sales in deferred income and allowances on sales to sell-through distributors in the liability section of our Consolidated Balance Sheets. Revenue and cost of sales to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of products sold are reflected in Net loss, and Accounts receivable, net is adjusted to reflect the final selling price.

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table:

(In thousands)	July 2, 2016	January 2, 2016
Inventory valued at published list prices and held by sell-through distributors with right of return	$70,555	$47,086
Allowance for distributor advances	(31,040)	(22,290)
Deferred cost of sales related to inventory held by sell-through distributors	(11,494)	(6,930)
Total Deferred income and allowances on sales to sell-through distributors	$28,021	$17,866

A significant portion of our revenue in the second quarter and first six months of both fiscal years 2016 and 2015 was from sell-through distributors. Resale of products by sell-through distributors as a percentage of total revenue was 59% and 56% for the three and six months ended July 2, 2016, respectively, and 43% and 45% for the three and six months ended July 4, 2015, respectively.

We use estimates and apply judgment to reconcile sell-through distributors' inventories. Errors in our estimates or judgments could result in inaccurate reporting of our Revenue, Cost of products sold, Deferred income and allowances on sales to sell-through distributors, and Net loss.

Licensing and Services Revenue

Our licensing and services revenue is comprised of revenue from our intellectual property ("IP") core licensing activity, patent monetization activities, and royalty and adopter fee revenue from our standards activities. These activities are complementary to our product sales and help us monetize our IP and accelerate market adoption curves associated with our technology and standards.

From time to time, we enter into patent sale and licensing agreements to monetize and license a broad portfolio of our patented inventions. Such licensing agreements may include upfront license fees and ongoing royalties. The contractual terms of the agreements generally provide for payments of upfront license fees over an extended period of time. Revenue from such license fees is recognized when payments become due and payable as long as all other revenue recognition criteria are met, while revenue from royalties is recognized when reported.

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

Amounts allocated to off-the-shelf IP licenses are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the support services are deferred and recognized on a straight-line basis over the support period, generally one year. Certain licensing agreements provide for royalty payments based on agreed-upon royalty rates, which may be fixed or variable depending on the terms of the agreement. The amount of revenue we recognize is based on a specified time period or on the agreed-upon royalty rate multiplied by the reported number of units shipped by the customer.

From time to time, we enter into IP licensing agreements that involve significant modification, customization or engineering services. Revenues derived from these contracts are accounted for using the percentage-of-completion method or completed contract method. The completed contract method is used for contracts where there is a risk associated with final acceptance by the customer or for short-term contracts.

HDMI royalty revenue is determined by a contractual allocation formula agreed to by the members ("Founders") of the HDMI consortium. Evidence of an arrangement, as it relates to HDMI royalty revenue, is deemed complete when all of the Founders agree on the royalty sharing formula. From time to time, we perform audits on our royalty reporting customers to ensure compliance. As a result of those compliance efforts, we may enter into settlement agreements for the payment of unreported royalties. The contractual terms of those agreements may provide for upfront payment of unreported royalties or payment over a period of time, generally not to exceed one year. Revenue from those arrangements is recognized when the agreement is executed by both parties, as long as price is fixed and determinable and collection is reasonably assured.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally three to five years for equipment and software, one to three years for tooling, and thirty years for buildings. Upon disposal of property and equipment, the accounts are relieved of the costs and related accumulated depreciation and amortization, and resulting gains or losses are reflected in the Consolidated Statements of Operations for recognized gains and losses or in the Consolidated Balance Sheets for deferred gains and losses. Repair and maintenance costs are expensed as incurred.

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

A summary of basic and diluted net loss per share is presented below:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Basic and diluted Net loss	$(13,810)	$(35,570)	$(33,521)	$(88,917)
Shares used in basic and diluted Net loss per share	119,445	116,903	119,125	116,883
Basic and diluted Net loss per share	$(0.12)	$(0.30)	$(0.28)	$(0.76)

The computation of diluted net loss per share for the three and six months ended July 2, 2016 excludes the effects of stock options, RSUs, and ESPP shares, aggregating approximately 7.6 million shares and 7.8 million shares, respectively, which are antidilutive. The computation of diluted Net loss per share for the three and six months ended July 4, 2015 excludes the effects of stock options, RSUs, and ESPP shares aggregating approximately 9.0 million shares and 10.8 million shares, respectively, which are antidilutive. Stock options, RSUs, and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense, and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position, as the effects would reduce the loss per share. Stock options, RSUs, and ESPP shares that are antidilutive at July 2, 2016 could become dilutive in the future.

Note 3 - Marketable Securities

We classify our marketable securities as short-term based on their nature and availability for use in current operations. Our short-term marketable securities currently have contractual maturities of up to two years. The following table summarizes the remaining maturities of our marketable securities at fair value:

(In thousands)	July 2, 2016	January 2, 2016
Short-term marketable securities:
Maturing within one year	$8,814	$12,144
Maturing between one and two years	—	5,824
Total marketable securities	$8,814	$17,968

The following table summarizes the composition of our marketable securities at fair value:

(In thousands)	July 2, 2016	January 2, 2016
Short-term marketable securities:
Corporate and government bonds and notes, and commercial paper	$8,735	$17,888
Certificates of deposit	79	80
Total marketable securities	$8,814	$17,968

Note 4 - Fair Value of Financial Instruments

	Fair value measurements as of				Fair value measurements as of
	July 2, 2016				January 2, 2016
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$8,814	$8,735	$79	$—	$17,968	$17,888	$80	$—
Foreign currency forward exchange contracts, net	4	—	4	—	(12)	—	(12)	—
Total fair value of financial instruments	$8,818	$8,735	$83	$—	$17,956	$17,888	$68	$—

We invest in various financial instruments including corporate and government bonds and notes, commercial paper, and certificates of deposit. In addition, we enter into foreign currency forward exchange contracts to mitigate our foreign currency exchange rate exposure. We carry these instruments at their fair value in accordance with ASC 820, "Fair Value Measurements and Disclosures." The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity. We did not hold any Level 3 instruments during the periods presented.

There were no transfers between any of the levels during the first six months of fiscal 2016 or 2015.

In accordance with ASC 320, “Investments-Debt and Equity Securities,” we recorded an unrealized loss of less than $0.1 million during each of the six months ended July 2, 2016 and July 4, 2015 on certain short-term marketable securities (Level 1 instruments), which have been recorded in accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially adverse effect on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in accumulated other comprehensive loss.

Note 5 - Inventories

(In thousands)	July 2, 2016	January 2, 2016
Work in progress	$63,799	$57,865
Finished goods	22,944	18,031
Total inventories	$86,743	$75,896

Note 6 - Business Combinations and Goodwill

On March 10, 2015, we acquired 100% of the outstanding equity of Silicon Image, a provider of video, audio, and data connectivity solutions for the mobile, consumer electronics, and personal computer markets. Silicon Image’s results of operations and the acquired cost value of the assets purchased and liabilities assumed are included in Lattice's consolidated financial statements effective March 11, 2015.

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

Purchase consideration was allocated to the tangible and intangible assets and liabilities assumed on the basis of the respective estimated fair values on the acquisition date. In the first quarter of 2016, we revised our valuation and allocation of purchase price consideration resulting in $2.1 million of additional long-term liabilities related to an uncertain tax position with an equivalent revision to Goodwill, which is reflected in the Consolidated Balance Sheets for the period ended July 2, 2016. The purchase price allocation has been completed after a final detailed analysis of certain tax matters.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill recognized in the acquisition of Silicon Image was derived from expected benefits from cost synergies and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill is not amortized, but is instead tested for impairment annually or more frequently if certain indicators of impairment are present. We do not expect goodwill impairment to be tax deductible for income tax purposes. No impairment charges relating to goodwill or intangible assets were recorded for the first six months of 2016 or 2015 as no indicators of impairment were present. The goodwill balance of $269.8 million at July 2, 2016 is comprised of $44.8 million from prior acquisitions combined with $237.6 million from the acquisition of Silicon Image, reduced by a goodwill impairment charge of $12.7 million in the fourth quarter of fiscal 2015.

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

The following table summarizes the details of our total purchased intangible assets as of the end of the second quarter of fiscal 2016:

	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net of amortization
(In thousands)				July 2, 2016
Developed technology	4.7	$128,759	$(41,197)	$87,562
Customer relationships	5.9	30,800	(11,446)	19,354
Licensed technology	3.3	2,127	(906)	1,221
Patents	5	769	(203)	566
Total identified finite-lived intangible assets		162,455	(53,752)	108,703
In-process research and development	indefinite	34,941	—	34,941
Total identified intangible assets		$197,396	$(53,752)	$143,644

We do not believe there is any significant residual value associated with these intangible assets. We are amortizing the intangible assets using the straight-line method over their estimated useful lives. We recorded amortization expense on the Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Research and development	$187	$223	$373	$284
Amortization of acquired intangible assets	8,311	8,941	17,032	11,883
	$8,498	$9,164	$17,405	$12,167

The annual expected amortization expense related to acquired intangible assets with finite lives is as follows:

(In thousands)	Amount
2016 (remaining 6 months)	$16,752
2017	32,687
2018	26,804
2019	24,021
2020	6,073
Thereafter	2,366
Total	$108,703

Note 8 - Equity Method Investment

In the first and third quarters of fiscal 2015, we purchased a preferred stock ownership interest in a privately-held company that designs human-computer interaction technology for total consideration of $3.0 million. This investment accounted for a 15.8% ownership interest by the end of the third quarter of fiscal 2015 and was accounted for under the cost method as we did not have the ability to exert significant influence over the investee.

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

Applying the equity method, our proportionate share of the investee's net loss for the second quarter and first six months of fiscal 2016 was $0.4 million and $0.7 million, respectively, which we have recognized in the Consolidated Statements of Operations. Through July 2, 2016, we have reduced the value of our investment by approximately $1.2 million, representing our proportionate share of the privately-held company’s net loss accumulated to that date. The net balance of our investment amounting to $3.8 million has been included in other long-term assets in the Consolidated Balance Sheets as of July 2, 2016.

Note 9 - Accounts Payable and Accrued Expenses

Included in accounts payable and accrued liabilities as of July 2, 2016 and January 2, 2016 were the following balances:

(In thousands)	July 2, 2016	January 2, 2016
Trade accounts payable	$38,943	$18,616
Payable to members of the HDMI and MHL consortia*	20,610	16,643
Other accrued expenses	34,050	39,039
Total accounts payable and accrued expenses	$93,603	$74,298

*As an agent of the HDMI and MHL consortia, we administer royalty reporting and distributions to the members of these consortia. This excludes amounts payable to us, and is payable quarterly based on collections from HDMI and MHL customers.

Note 10 - Changes in Stockholders' Equity and Accumulated Other Comprehensive Loss

(In thousands)	Common stock	Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balances, January 2, 2016	$1,187	$660,089	$(352,846)	$(2,910)	$305,520
Net loss for the six months ended July 2, 2016	—	—	(33,521)	—	(33,521)
Unrealized loss related to marketable securities, net of tax	—	—	—	(27)	(27)
Reclassification adjustment for losses related to marketable securities included in other income (expense), net of tax	—	—	—	38	38
Translation adjustments, net of tax	—	—	—	(441)	(441)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of tax	13	1,886	—	—	1,899
Stock-based compensation expense related to stock options, ESPP and RSUs	—	7,798	—	—	7,798
Defined benefit pension, net of actuarial losses	—	—	—	141	141
Balances, July 2, 2016	$1,200	$669,773	$(386,367)	$(3,199)	$281,407

Note 11 - Income Taxes

For the three months ended July 2, 2016 and July 4, 2015, we recorded an income tax provision of approximately $4.5 million and $4.1 million, respectively. For the six months ended July 2, 2016 and July 4, 2015, we recorded an income tax provision of approximately $6.4 million and $28.7 million, respectively. The income tax provision for the three and six months ended July 2, 2016 represents tax at the federal, state, and foreign statutory tax rates adjusted for withholding taxes, changes in uncertain tax positions, changes in the U.S. valuation allowance, as well as other non-deductible items in the United States and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate is primarily due to a valuation allowance increase in the United States and income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, because we intend to permanently reinvest these earnings outside of the United States.

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

Our Indian income tax return is currently under examination for the tax year ended March 31, 2016, as well as our French income tax returns for 2011 and 2012, and our Singapore income tax return for 2012. We are not under examination in any other jurisdiction.

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

Our liability for uncertain tax positions was $24.1 million and $23.3 million at July 2, 2016 and January 2, 2016, respectively, and is recorded as a component of other long-term liabilities on our Consolidated Balance Sheets.

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

Note 12 - Restructuring

In March 2015, our Board of Directors approved an internal restructuring plan (the "March 2015 Plan"), in connection with our acquisition of Silicon Image. The March 2015 Plan was designed to realize synergies from the acquisition by eliminating redundancies created as a result of combining the two companies. This included reductions in our worldwide workforce, consolidation of facilities, and cancellation of software contracts and engineering tools. The March 2015 Plan is substantially complete subject to certain remaining expected costs, which we do not expect to be material but which will be expensed as incurred under U.S. GAAP rules through the first quarter of fiscal 2017, and any changes in sublease assumptions should they occur. Under this plan, approximately $2.4 million and $5.9 million of expense was incurred during the three and six months, respectively, ended July 2, 2016, and $4.1 million and $9.0 million of expense was incurred during the three and six months, respectively, ended July 4, 2015. Approximately $19.2 million of total expense has been incurred through July 2, 2016 under the March 2015 Plan. We expect the total cost of the March 2015 Plan to be approximately $21.0 million.

In September 2015, we implemented a further reduction of our worldwide workforce (the "September 2015 Reduction") separate from the March 2015 Plan. The September 2015 Reduction was designed to resize the company in line with the market environment and to better balance our workforce with the long-term strategic needs of our business. The September 2015 Reduction is substantially complete subject to certain remaining expected costs, which we do not expect to be material but which will be expensed as incurred under U.S. GAAP rules through the third quarter of fiscal 2016. Under this reduction, approximately $0.2 million and $2.1 million of expense was incurred during the three and six months ended July 2, 2016 and no expense was incurred during the three and six months ended July 4, 2015 due to the timing of implementation. Approximately $8.0 million of total expense has been incurred through July 2, 2016 under the September 2015 Reduction. We expect the total cost of the September 2015 Reduction to be approximately $9.0 million.

These expenses were recorded to restructuring charges on our Consolidated Statements of Operations. The restructuring accrual balance is presented in accounts payable and accrued expenses (includes restructuring) on our Consolidated Balance Sheets.

The following table displays the combined activity related to the restructuring actions described above:

(In thousands)	Severance and related	Lease Termination	Software Contracts & Engineering Tools*	Other	Total
Balance at January 3, 2015	$—	$43	$—	$139	$182
Restructuring charges	6,909	688	1,303	62	8,962
Costs paid or otherwise settled	(4,503)	(313)	(537)	(201)	(5,554)
Balance at July 4, 2015	$2,406	$418	$766	$—	$3,590

Balance at January 2, 2016	$3,696	$1,005	$377	$—	$5,078
Restructuring charges	1,878	2,234	1,931	1,956	7,999
Costs paid or otherwise settled	(4,406)	(1,402)	(2,111)	(1,940)	(9,859)
Balance at July 2, 2016	$1,168	$1,837	$197	$16	$3,218
*Includes cancellation of contracts, asset impairments, and accelerated depreciation of certain enterprise resource planning ("ERP") systems

Note 13 - Long-Term Debt

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million net of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the 3-month LIBOR as of July 2, 2016, subject to a 1.00% floor, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 6.00%.

The Term Loan is payable through a combination of (i) quarterly installments of approximately $0.9 million, which began on July 4, 2015, (ii) annual excess cash flow payments as defined in the Credit Agreement, which are due 95 days after the last day of our fiscal year, and (iii) any payments due upon certain issuances of additional indebtedness and certain asset dispositions, with any remaining outstanding principal amount due and payable on the Term Loan Maturity Date. The percentage of excess cash flow we are required to pay ranges from 0% to 75%, depending on our leverage and other factors as defined in the Credit Agreement. Currently, the Credit Agreement would require a 75% excess cash flow payment. In the second quarter of fiscal 2016, we made a required additional principal payment of $1.7 million due to the sale of Qterics. Over the next twelve months, our principal payments will be comprised of regular quarterly installments along with an expected annual excess cash flow payment. While the Credit Agreement does not contain financial covenants, it does contain informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. We were in compliance with all such covenants at July 2, 2016.

The original issue discount and the debt issuance costs have been accounted for as a reduction to the carrying value of the Term Loan on our Consolidated Balance Sheets and are being amortized to interest expense in our Consolidated Statements of Operations over the contractual term, using the effective interest method.

The fair value of the Term Loan approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

(In thousands)	July 2, 2016	January 2, 2016
Principal amount	$343,971	$347,375
Unamortized original issue discount and debt costs	(8,289)	(8,948)
Less: Current portion of long-term debt	(20,530)	(7,557)
Long-term debt	$315,152	$330,870

Interest expense related to the Term Loan was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Contractual interest	$4,615	$4,593	$9,235	$5,920
Amortization of original issue discount and debt costs	418	821	659	1,105
Total Interest expense related to the Term Loan	$5,033	$5,414	$9,894	$7,025

As of July 2, 2016, expected future principal payments on the Term Loan were as follows:

Fiscal year	(in thousands)

2016 (remaining 6 months)	$1,750
2017	23,110
2018	64,016
2019	80,709
2020	90,778
Thereafter	83,608
$343,971

Note 14 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Cost of products sold	$166	$398	$425	$638
Research and development	1,468	2,346	3,927	3,855
Selling, general and administrative	1,608	2,235	3,446	3,870
Acquisition related charges	—	—	—	3,891
Total stock-based compensation	$3,242	$4,979	$7,798	$12,254

Of the $12.3 million total stock-based compensation for the six months ended July 4, 2015, $3.9 million was paid in cash during the period as a result of the acquisition of Silicon Image on March 10, 2015. There have been no cash payments related to stock compensation in fiscal 2016.

We have granted stock options and RSUs with a market condition to certain executives, amounting to approximately 327,200 stock options and 70,000 RSUs during the first and second quarters of fiscal 2015 and approximately 321,900 stock options in the second quarter of fiscal 2016. The options and RSUs have a two year vesting and vest between 0% and 200% of the target amount, based on the Company's relative Total Shareholder Return (TSR) when compared to the TSR of a component of companies of the PHLX Semiconductor Sector Index over a two year period. TSR is a measure of stock price appreciation plus dividends paid, if any, in the performance period. The fair values of the options were determined and fixed on the date of grant using a lattice-based option-pricing valuation model, which incorporates a Monte-Carlo simulation, and considered the likelihood that we would achieve the market condition. Of these grants with a market condition, approximately 596,600 stock options were outstanding as of July 2, 2016. We incurred stock compensation expense related to these market condition awards of less than $0.1 million and approximately $0.2 million in the second quarter and first six months, respectively, of fiscal 2016 and approximately $0.1 million and approximately $0.3 million in the second quarter and first six months, respectively, of fiscal 2015.

Note 15 - Contingencies

Legal Matters

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

Note 16 - Segment and Geographic Information

Segment Information

As of July 2, 2016, Lattice had one operating segment: the core Lattice business, which includes IP and semiconductor devices. Qterics, a discrete software-as-a-service business unit, was previously an immaterial operating segment in the Lattice legal entity structure. In April 2016, we sold Qterics to an unrelated third party for net proceeds of $2.0 million, net of cash sold, resulting in a gain of $2.6 million. The gain has been included in Other income (expense), net in the Consolidated Statements of Operations.

Geographic Information

Our revenue by major geographic area, based on ship-to location, was as follows:

	Three Months Ended				Six Months Ended
(In thousands)	July 2, 2016		July 4, 2015		July 2, 2016		July 4, 2015
Asia	$67,655	68%	$83,395	78%	$133,167	68%	$145,929	75%
Europe	14,729	15	13,477	13	30,738	16	29,944	15
Americas	16,825	17	9,588	9	31,816	16	19,184	10
Total revenue	$99,209	100%	$106,460	100%	$195,721	100%	$195,057	100%

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

There were no material changes to property and equipment by major geographic area as of July 2, 2016 as compared to January 2, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lattice Semiconductor (“Lattice,” the “Company,” “we,” “us,” or “our”) engages in smart connectivity solutions, providing intellectual property ("IP") and low-power, small form-factor devices that enable global customers to quickly deliver innovative and differentiated cost and power efficient products. The Company's broad end-market exposure extends from mobile devices and consumer electronics to industrial and automotive equipment, communications and computing infrastructure, and licensing.
Lattice was founded in 1983 and is headquartered in Portland, Oregon. The Company acquired Silicon Image, Inc. ("Silicon Image") in March 2015. Silicon Image was engaged in setting industry standards including the HDMI®, DVI®, MHL® and WirelessHD® standards. Our prior fiscal year results for the six months ended July 4, 2015 include the results of Silicon Image for the approximately 16-week period from March 11, 2015 through July 4, 2015.

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

Results of Operations*

Key elements of our Consolidated Statements of Operations were as follows:

	Three Months Ended				Six Months Ended
(In thousands)	July 2, 2016		July 4, 2015		July 2, 2016		July 4, 2015
Revenue	$99,209	100.0%	$106,460	100.0%	$195,721	100.0%	$195,057	100.0%

Gross margin	58,426	58.9	58,126	54.6	115,530	59.0	105,958	54.3
Research and development	30,915	31.2	39,552	37.2	63,523	32.5	67,194	34.4
Selling, general and administrative	23,005	23.2	28,189	26.5	46,613	23.8	49,277	25.3
Amortization of acquired intangible assets	8,311	8.4	8,941	8.4	17,032	8.7	11,883	6.1
Restructuring charges	2,568	2.6	4,068	3.8	7,999	4.1	8,962	4.6
Acquisition related charges	—	—	3,270	3.1	94	—	21,468	11.0
Loss from operations	$(6,373)	(6.4)%	$(25,894)	(24.3)%	$(19,731)	(10.1)%	$(52,826)	(27.1)%

* Lattice acquired Silicon Image on March 10, 2015. Results of Operations for the six months ended July 4, 2015 include the financial results of Silicon Image for the approximately 16-week period from March 11, 2015 through July 4, 2015.

Revenue by End Market

The end market data below is derived from data provided to us by our distributors and end customers. With a diverse base of customers who may manufacture end products spanning multiple end markets, the assignment of revenue to a specific end market requires the use of estimates and judgment. Therefore, actual results may differ from those reported. With our acquisition of Silicon Image, we added a Licensing and services end market to report Licensing and services revenue, which includes the licensing of our IP, the collection of certain royalties, patent sales, the revenue related to our participation in consortia and standard-setting activities, and services. While Licensing products are primarily sold into the Mobile and Consumer market, Licensing and services revenue is reported separately as it has characteristics that differ from other categories, most notably its higher gross margin.

The following are examples of end market applications:

Communications and Computing	Mobile and Consumer	Industrial and Automotive	Licensing and Services
Wireless	Smartphones	Security & Surveillance	IP Royalties
Wireline	Cameras	Machine Vision	Adopter Fees
Data Backhaul	Displays	Industrial Automation	IP Licenses
Computing	Tablets	Human Machine Interface	Patent Sales
Servers	Wearables	Automotive	Testing Services
Data Storage	Televisions	Drones
Home Theater

The composition of our revenue by end market for the second quarter and first six months of fiscal 2016 and 2015 was as follows:

	Three Months Ended *				Six Months Ended *
(In thousands)	July 2, 2016		July 4, 2015		July 2, 2016		July 4, 2015
Communications and Computing	$28,531	29%	$32,429	31%	$61,549	31%	$72,683	37%
Mobile and Consumer	24,309	24	39,343	37	49,176	25	58,902	30
Industrial and Automotive	36,495	37	24,528	23	66,833	35	50,430	26
Licensing and Services	9,874	10	10,160	9	18,163	9	13,042	7
Total revenue	$99,209	100%	$106,460	100%	$195,721	100%	$195,057	100%
*During the first quarter of fiscal 2016, we realigned our end market categories to group Computing with Communications rather than with Industrial, as had been the previous grouping. Prior periods have been reclassified to match current period presentation.

Revenue from the Communications and Computing end market decreased by 12% for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, and decreased 15% for the first six months of fiscal 2016 compared to the first six months of fiscal 2015. For both periods this decline is predominantly in programmable products. As the customers in this end market are predominantly in Asia, that region was most affected by the decline. The completion of the 4G-LTE build out in China in the first half of 2015 relative to the first half of 2016, a temporary decline in server content due to model changes, and lower average selling prices were the main reasons for the decline.

Revenue from the Mobile and Consumer end market decreased 38% for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, and decreased 17% for the first six months of fiscal 2016 compared to the first six months of fiscal 2015. For both periods this decline was wholly as a result of lower revenue from Digital Television ("DTV') and Home Theater related products and MHL products for Mobile devices. Asia was most affected since Japan and Korea are the predominant end markets for these components.

Revenue from the Industrial and Automotive end market increased approximately 49% for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, and increased 33% for the first six months of fiscal 2016 compared to the first six months of fiscal 2015. For both periods this increase is due to line item reduction and complex programmable logic device ("CPLD") conversions affecting both Americas and Europe.

Revenue from the Licensing and Services end market was relatively flat for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. The increase of 39% for the first six months of fiscal 2016 compared to the first six months of fiscal 2015 was due to the inclusion of Licensing and Services revenue for the full period of the first six months of fiscal 2016 relative to only an approximately 16-week period in the first six months of fiscal 2015 as a result of Silicon Image acquisition timing.

Revenue by Geography

We assign revenue to geographies based on customer ship-to address at the point where revenue is recognized. In the case of sell-in distributors and OEM customers, revenue is typically recognized, and geography is assigned, when products are shipped to our distributor or OEM customer. In the case of sell-through distributors, revenue is recognized when resale to the end customer occurs and geography is assigned based on the end customer location on the resale reports provided by the distributor. Both foreign and domestic sales are denominated in U.S. dollars, with the exception of certain historical sales in Japan, which were denominated in yen.

The composition of our revenue by geography for the second quarter and first six months of fiscal 2016 and fiscal 2015, based on ship-to location, was as follows:

	Three Months Ended				Six Months Ended
(In thousands)	July 2, 2016		July 4, 2015		July 2, 2016		July 4, 2015
Asia	$67,655	68%	$83,395	78%	$133,167	68%	$145,929	75%
Europe	14,729	15	13,477	13	30,738	16	29,944	15
Americas	16,825	17	9,588	9	31,816	16	19,184	10
Total revenue	$99,209	100%	$106,460	100%	$195,721	100%	$195,057	100%

Revenue in Asia decreased 19% for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, and decreased 9% for the first six months of fiscal 2016 compared to the first six months of fiscal 2015. Asia revenue for both periods is heavily affected by revenue from both the Mobile and Consumer and the Communications and Computing end markets. The Mobile and Consumer end market in Asia was affected by declines in DTV and Home Theater related devices and by a decline in handset content revenues in Japan, Korea, and, to a lesser extent, in China.

Revenue in Europe increased 9% for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, and increased 3% for the first six months of fiscal 2016 compared to the first six months of fiscal 2015. Revenue increases in both periods were predominantly due to line item reduction and CPLD conversions.

Revenue from the Americas increased 75% for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, and increased 66% for the first six months of fiscal 2016 compared to the first six months of fiscal 2015. Revenue increases in both periods were predominantly due to line item reduction and CPLD conversions.

Revenue from End Customers

Our top five end customers constituted approximately 20% of our revenue for the second quarter of fiscal 2016, compared to approximately 33% for the second quarter of fiscal 2015, primarily due to a more diverse customer base. Our top five end customers constituted approximately 22% of our revenue for the first six months of fiscal 2016, compared to approximately 34% for the first six months of fiscal 2015.

During the second quarter and first six months of fiscal 2016, no customer accounted for more than 10% of total revenue. Our largest end customer accounted for approximately 7% of total revenue in the second quarter of fiscal 2016 and 6% of total revenue in the first six months of fiscal 2016. Our largest end customer accounted for approximately 12% of total revenue in the second quarter of fiscal 2015 and approximately 11% of total revenue first six months of fiscal 2015. No other customers accounted for more than 10% of total revenue during these periods.

Revenue from Sell-Through Distributors

Sales through distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to resale of products by our primary sell-through distributors for the second quarter of fiscal 2016 and fiscal 2015, respectively, was as follows:

	% of Total Revenue Three Months Ended		% of Total Revenue Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Arrow Electronics Inc.	28%	18%	28%	21%
Weikeng Group	15	13	13	12
All others	16	12	15	12
All sell-through distributors	59%	43%	56%	45%

Revenue from sell-through distributors increased to 59% of total revenue in the second quarter of fiscal 2016 from 43% in the second quarter of fiscal 2015. Revenue from sell-through distributors increased to 56% of total revenue in the first six months of fiscal 2016 from 45% in the first six months of fiscal 2015. In each case, the increase on a percentage basis of revenue from sell-through distributors was due to higher distributor resale of programmable products during the current year period.

Gross Margin

The composition of our gross margin, including as a percentage of revenue, for the second quarter and first six months of fiscal 2016 and 2015, respectively, was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Gross margin	$58,426	$58,126	$115,530	$105,958
Percentage of net revenue	58.9%	54.6%	59.0%	54.3%
Product gross margin %	54.4%	50.0%	55.1%	51.2%
Licensing and services gross margin %	99.3%	98.3%	97.4%	98.0%

For the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, gross margin increased by 4.3 percentage points. For the first six months of fiscal 2016 compared to the first six months of fiscal 2015, gross margin increased by 4.7 percentage points. In both periods, the primary contributor to the increase in product gross margin was the reduced amortization in the current year of purchase price accounting adjustments (now substantially completed) associated with the sell-through of acquired inventory and deferred revenue, along with a more favorable mix among our product groups, partially resulting from line item reduction and CPLD conversions.

For the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, improved mix added 3.9 percentage points to gross margin. For the first six months of fiscal 2016 compared to the first six months of fiscal 2015, improved mix added 2.8 percentage points to gross margin. Additionally, the six-month comparison benefited from the reduced amortization in the current year of purchase price accounting adjustments (now completed) associated with the sell-through of acquired inventory and deferred revenue, which added 2.2 percentage points to the gross margin. This was partially offset by 0.4 percentage points related to additional period expenses to qualify certain high volume products at multiple manufacturing sites.

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

Operating Expenses

Research and Development Expense

The composition of our research and development expense, including as a percentage of revenue, for the second quarter and first six months of fiscal 2016 and 2015, respectively, was as follows:

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	% change	July 2, 2016	July 4, 2015	% change
Research and development	$30,915	$39,552	(22)	$63,523	$67,194	(5)
Percentage of net revenue	31.2%	37.2%		32.5%	34.4%
Mask costs included in Research and development	$1,038	$1,183	(12)	$2,544	$2,945	(14)

Research and development expense includes costs for compensation and benefits, stock compensation, development masks, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software to support new products.

The decrease in research and development expense for both the second quarter and first six months of fiscal 2016 compared to the second quarter and first six months of fiscal 2015 is due mainly to realization of synergy actions, predominantly headcount reductions and site consolidations, undertaken throughout the period since the Silicon Image acquisition.

We believe that a continued commitment to research and development is essential to maintaining product leadership and providing innovative new product offerings and, therefore, we expect to continue to make significant future investments in research and development.

Selling, General, and Administrative Expense

The composition of our selling, general, and administrative expense, including as a percentage of revenue, for the second quarter and first six months of fiscal 2016 and 2015 was as follows:

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	% change	July 2, 2016	July 4, 2015	% change
Selling, general, and administrative	$23,005	$28,189	(18)	$46,613	$49,277	(5)
Percentage of revenue	23.2%	26.5%		23.8%	25.3%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses.

The decrease in selling, general, and administrative expense for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, as well as in the first six months of fiscal 2016 compared to the first six months of fiscal 2015, is due mainly to realization of synergy actions, predominantly headcount reductions and site consolidations, undertaken throughout the period since the Silicon Image acquisition.

Amortization of Acquired Intangible Assets

The composition of our amortization of acquired intangible assets, including as a percentage of revenue, for the second quarter and first six months of fiscal 2016 and 2015 was as follows:

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	% change	July 2, 2016	July 4, 2015	% change
Amortization of acquired intangible assets	$8,311	$8,941	(7)	$17,032	$11,883	43
Percentage of revenue	8.4%	8.4%		8.7%	6.1%

For the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, amortization of acquired intangible assets decreased due to the reduction of certain intangibles as a result of an impairment charge in late 2015 and the sale of Qterics in April 2016. For the first six months of fiscal 2016 compared to the first six months of fiscal 2015, amortization of acquired intangible assets increased due to the inclusion of additional amortization expense from new intangible assets acquired in connection with our acquisition of Silicon Image for the full period of the first six months of fiscal 2016 relative to only an approximately 16-week period in the first six months of fiscal 2015, partially offset by the reduction of certain intangibles previously described.

Restructuring Charges

The composition of our restructuring charges, including as a percentage of revenue, for the second quarter and first six months of fiscal 2016 and 2015 was as follows:

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	% change	July 2, 2016	July 4, 2015	% change
Restructuring charges	$2,568	$4,068	(37)	$7,999	$8,962	(11)
Percentage of revenue	2.6%	3.8%		4.1%	4.6%

Restructuring charges include expenses resulting from reductions in our worldwide workforce and consolidation of our facilities, cancellation of software contracts, and engineering tools.

In March 2015, our Board of Directors approved an internal restructuring plan (the "March 2015 Plan"), in connection with our acquisition of Silicon Image. The March 2015 Plan was designed to realize synergies from the acquisition by eliminating redundancies created as a result of combining the two companies. The March 2015 Plan is substantially complete subject to certain remaining expected costs, which we do not expect to be material but which will be expensed as incurred under U.S. GAAP rules through the first quarter of fiscal 2017, and any changes in sublease assumptions should they occur. The March 2015 Plan has incurred approximately $19.2 million of total expense through July 2, 2016. We expect the total cost of the March 2015 Plan to be approximately $21.0 million.

In September 2015, we implemented a further reduction of our worldwide workforce (the "September 2015 Reduction") separate from the March 2015 Plan. The September 2015 Reduction was designed to resize the company in line with the market environment and to better balance our workforce with the long-term strategic needs of our business. The September 2015 Plan is substantially complete, subject to certain remaining expected costs, which we do not expect to be material but which will be expensed as incurred under U.S. GAAP rules through the third quarter of fiscal 2016. The September 2015 Reduction has incurred approximately $8.0 million of total expense through July 2, 2016. We expect the total cost of the September 2015 Plan to be approximately $9.0 million.

Restructuring expense decreased from the second quarter of fiscal 2015, when we were in the early stages of the March 2015 Plan and recorded initial charges related to headcount, vacated leased facilities and other canceled contracts, to the second quarter of fiscal 2016, when both plans are substantially complete and the restructuring expense was primarily driven by the final charge for the full vacancy of our Sunnyvale site.

In the first six months of fiscal 2015 we were in the early stages of the March 2015 Plan and recorded initial charges for headcount, vacated leased facilities and other canceled contracts, whereas in the first six months of fiscal 2016 we recorded additional restructuring charges for headcount related adjustments, contract cancellations including the final charge for the full vacancy of our Sunnyvale site, and restructuring expenses related to asset sales.

Acquisition Related Charges

The composition of our acquisition related charges, including as a percentage of revenue, for the second quarter of fiscal 2016 and 2015 was as follows:

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	% change	July 2, 2016	July 4, 2015	% change
Acquisition related charges	$—	$3,270	(100)	$94	$21,468	(100)
Percentage of revenue	—%	3.1%		—%	11.0%

Acquisition related charges include severance and professional fees directly related to acquisitions. For the second quarter and first six months of fiscal 2016, acquisition related charges were negligible. This is compared to the second quarter and first six months of fiscal 2015 where, in addition to professional fees, we also incurred substantial fees for severance and stock compensation costs related to change of control payments to departing executives.

Interest Expense

Interest expense, including as a percentage of revenue, for the second quarter and first six of fiscal 2016 and 2015 was as follows:

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	% change	July 2, 2016	July 4, 2015	% change
Interest expense	$(5,062)	$(5,505)	(8)	$(10,022)	$(7,116)	41
Percentage of revenue	(5.1)%	(5.2)%		(5.1)%	(3.6)%

The slight decrease in interest expense for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was primarily driven by decreased amortization of the original issue discount and debt issuance costs related to our long-term debt. This amortization is based on the effective interest method and the decrease was the result of a forecasted change in the expected annual excess cash flow payments on the debt. See the Credit Arrangements section under Liquidity and Capital Resources for further discussion of the debt.

The increase in interest expense for the first six months of fiscal 2016 compared to the first six months of fiscal 2015 was primarily driven by the interest expense related to our debt acquired to partially fund the Silicon Image acquisition. This interest expense is comprised of contractual interest and amortization of original issue discount and debt issuance costs and was recognized for the full first half of fiscal 2016 versus only an approximately 16-week period in the first half of fiscal 2015. The latter shorter period was the result of the Silicon Image acquisition date late in the first quarter of fiscal 2015.

Other Income (Expense), Net

The composition of our other income (expense), net, including as a percentage of revenue, for the second quarter and first six months of fiscal 2016 and 2015 was as follows:

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	% change	July 2, 2016	July 4, 2015	% change
Other income (expense), net	$2,532	$(115)	+100%	$3,349	$(254)	+100%
Percentage of revenue	2.6%	(0.1)%		1.7%	(0.1)%

For the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, the increase in other income (expense), net is primarily driven by a $2.6 million gain on the sale of Qterics to an unrelated third party that closed on April 29, 2016. For the first six months of fiscal 2016 compared to the first six months of fiscal 2015, the increase in other (expense) income, net is driven by a combination of a gain on sale of Qterics in the second quarter of fiscal 2016 combined with proceeds received from the bankruptcy settlement distribution of a prior customer in the first quarter of fiscal 2016.

Income Taxes

The composition of our income taxes for the second quarter and first six months of fiscal 2016 and 2015 was as follows:

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	% change	July 2, 2016	July 4, 2015	% change
Income tax expense	$4,539	$4,056	12	$6,439	$28,721	(78)

Our tax expense for the second quarter of fiscal 2016 increased as compared to the second quarter of fiscal 2015 primarily due to the timing of the recognition of foreign withholding taxes. Our overall tax expense for the first six months of fiscal 2016, compared to the first six months of fiscal 2015 decreased primarily due to the recording of a valuation allowance in 2015 resulting in an increase to the tax provision of $21 million.

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

Equity in net loss of an unconsolidated affiliate

As of July 2, 2016, we held a 22.7% preferred stock ownership interest in a privately-held company that designs human-computer interaction technology for a total investment of $5.0 million. Due to the level of our ownership interest and after considering the nature of our participation in the management of and interaction with the investee, we have determined that we have the ability to exert significant influence over the investee. Accordingly, we have accounted for the investment using the equity method and have recognized our proportionate share of the investee's net loss, amounting to $0.4 million and $0.7 million for the second quarter and first six months of fiscal 2016, respectively, in the Consolidated Statements of Operations. Through July 2, 2016, we have reduced the value of our investment by approximately $1.2 million, representing our proportionate share of the privately-held company’s net loss accumulated to that date.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our Consolidated Balance Sheets and the effects of our credit arrangements and contractual obligations on our liquidity and capital resources, as well as our non-GAAP measures.

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

We believe that our financial resources will be sufficient to meet our working capital needs through at least the next 12 months. As of July 2, 2016, we did not have significant long-term commitments for capital expenditures. In the future, and to the extent our Credit Agreement permits, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, completing other acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain equity or additional debt financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain equity or additional debt financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs, which financing may now be more difficult to obtain in light of our indebtedness related to the Credit Agreement.

Cash and cash equivalents and Short-term marketable securities

(In thousands)	July 2, 2016	January 2, 2016	$ Change
Cash and cash equivalents	$110,531	$84,606	$25,925
Short-term marketable securities	8,814	17,968	(9,154)
Total Cash and cash equivalents and Short-term marketable securities	$119,345	$102,574	$16,771

As of July 2, 2016, we had total cash and cash equivalents and short-term marketable securities of $119.3 million, of which approximately $48.7 million in cash and cash equivalents was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of July 2, 2016, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net increase in cash and cash equivalents and short-term marketable securities of $16.8 million between January 2, 2016 and July 2, 2016 was primarily driven by $32.7 million in cash provided by operations and $2.0 million in proceeds received from the sale of the Qterics business unit, partially offset by $15.8 million of cash used in capital expenditures and payment for software licenses and $3.4 million cash used in the repayment of debt.

Accounts receivable, net

(In thousands)	July 2, 2016	January 2, 2016	Change
Accounts receivable, net	$84,694	$88,471	$(3,777)
Days sales outstanding - Overall	78	80	(2)
Days sales outstanding - Product	78	70	8
Days sales outstanding - Licensing and services	75	149	(74)

Accounts receivable, net as of July 2, 2016 decreased by $3.8 million, or 4%, compared to January 2, 2016 due to the timing of payments received. Overall days sales outstanding at July 2, 2016 was 78 days, a decrease of 2 days from 80 days at January 2, 2016. Days sales outstanding at July 2, 2016 related to Product revenue was 78 days, an increase of 8 days from 70 days at January 2, 2016. Days sales outstanding at July 2, 2016 related to Licensing and services revenue was 75 days, a decrease of 74 days from 149 days at January 2, 2016.

Inventories

(In thousands)	July 2, 2016	January 2, 2016	Change
Inventories	$86,743	$75,896	$10,847
Months of inventory on hand	6.4	4.8	1.6

Inventories as of July 2, 2016 increased $10.8 million, or 14%, compared to January 2, 2016 as a result of buildup in inventory for new product introductions, partially offset by reductions from line item reduction and CPLD conversions and from the consumption of older product line stocks. Months of inventory on hand increased to 6.4 months at July 2, 2016 from 4.8 months at January 2, 2016.

Credit Arrangements

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million, net of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the LIBOR, subject to a 1.00% floor, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 6.00%.

The Term Loan is payable through a combination of (i) quarterly installments of approximately $0.9 million which began on July 4, 2015, (ii) annual excess cash flow payments as defined in the Credit Agreement, which are due 95 days after the last day of our fiscal year, and (iii) any payments due upon certain issuances of additional indebtedness and certain asset dispositions, with any remaining outstanding principal amount due and payable on the Term Loan Maturity Date. The percentage of excess cash flow we are required to pay ranges from 0% to 75%, depending on our leverage and other factors as defined in the Credit Agreement. Currently, the Credit Agreement would require a 75% excess cash flow payment. In the second quarter of fiscal 2016, we made a required additional principal payment of $1.7 million due to the sale of Qterics. Over the next twelve months, our principal payments will be comprised of regular quarterly installments along with an expected annual excess cash flow payment. While the Credit Agreement does not contain financial covenants, it does contain informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. We were in compliance with all such covenants at July 2, 2016.

As of July 2, 2016, we had no significant long-term purchase commitments for capital expenditures or existing used or unused credit arrangements.

Contractual Cash Obligations

There have been no significant changes to our contractual obligations outside of the ordinary course of business in the first six months of fiscal 2016 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended January 2, 2016.

Off-Balance Sheet Arrangements

As of July 2, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Non-GAAP Financial Measures

To supplement our consolidated financial results presented in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), we also present non-GAAP financial measures which are adjusted from the most directly comparable U.S. GAAP financial measures. The non-GAAP measures set forth below exclude charges and adjustments primarily related to stock-based compensation, restructuring charges, acquisition-related charges, amortization of acquired intangible assets, purchase accounting adjustments, and the estimated tax effect of these items. These charges and adjustments may or may not be infrequent or nonrecurring in nature but are a result of periodic or non-core operating activities of the company.

Management believes that these non-GAAP financial measures provide an additional and useful way of viewing aspects of our performance that, when viewed in conjunction with our U.S. GAAP results, provide a more comprehensive understanding of the various factors and trends affecting our ongoing financial performance and operating results than GAAP measures alone. In particular, investors may find the non-GAAP measures useful in reviewing our operating performance without the significant accounting charges resulting from the Silicon Image acquisition, alongside the comparably adjusted prior year results. Management also uses these non-GAAP measures for strategic and business decision-making, internal budgeting, forecasting, and resource allocation processes and believes that investors should have access to similar data when making their investment decisions. In addition, these non-GAAP financial measures facilitate management’s internal comparisons to our historical operating results and comparisons to competitors’ operating results.

These non-GAAP measures are included solely for informational and comparative purposes and are not meant as a substitute for GAAP and should be considered together with the consolidated financial information located in this report. Pursuant to the requirements of Regulation S-K and to make clear to our investors the adjustments we make to U.S. GAAP measures, we have provided the following reconciliations of the non-GAAP measures to the most directly comparable U.S. GAAP financial measures.

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share data)	Three Months Ended		Six Months Ended
(unaudited)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

GAAP Revenue	$99,209	$106,460	$195,721	$195,057
Acquisition related deferred revenue effect (1)	—	2,921	—	4,730
Non-GAAP Revenue	$99,209	$109,381	$195,721	$199,787

GAAP Gross margin	$58,426	$58,126	$115,530	$105,958
Acquisition related net deferred revenue effect (1) (2)	—	2,116	—	3,281
Acquisition related inventory fair value effect (3)	—	1,605	523	4,646
Stock-based compensation expense - gross margin	166	398	425	638
Non-GAAP Gross margin	$58,592	$62,245	$116,478	$114,523

GAAP Gross margin %	58.9%	54.6%	59.0%	54.3%
Cumulative effect of non-GAAP Gross Margin adjustments	0.2%	2.3%	0.5%	3.0%
Non-GAAP Gross margin %	59.1%	56.9%	59.5%	57.3%

GAAP Operating expenses	$64,799	$84,020	$135,261	$158,784
Amortization of acquired intangible assets	(8,311)	(8,941)	(17,032)	(11,883)
Restructuring charges	(2,568)	(4,068)	(7,999)	(8,962)
Acquisition related charges (4)	—	(3,270)	(94)	(21,468)
Stock-based compensation expense - operations	(3,076)	(4,581)	(7,373)	(7,725)
Non-GAAP Operating expenses	$50,844	$63,160	$102,763	$108,746

GAAP Loss from operations	$(6,373)	$(25,894)	$(19,731)	$(52,826)
Acquisition related net deferred revenue effect (1) (2)	—	2,116	—	3,281
Acquisition related inventory fair value effect (3)	—	1,605	523	4,646
Stock-based compensation expense - gross margin	166	398	425	638
Amortization of acquired intangible assets	8,311	8,941	17,032	11,883
Restructuring charges	2,568	4,068	7,999	8,962
Acquisition related charges (4)	—	3,270	94	21,468
Stock-based compensation expense - operations	3,076	4,581	7,373	7,725
Non-GAAP Income (loss) from operations	$7,748	$(915)	$13,715	$5,777

(1) Fair value adjustment to deferred revenue from purchase accounting
(2) Fair value adjustment to deferred cost of sales from purchase accounting
(3) Fair value adjustment for inventory step-up from purchase accounting
(4) Includes stock-based compensation and severance costs related to change in control
(5) During the second quarter of fiscal 2016, we refined our calculation of non-GAAP tax expense by applying our tax provision model to year-to-date and projected income after adjusting for non-GAAP items. The difference between calculated values for GAAP and non-GAAP tax expense has been included as the “Estimated tax effect of non-GAAP adjustments.” Prior periods have been similarly recalculated to conform to the current presentation.

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share data)	Three Months Ended		Six Months Ended
(unaudited)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

GAAP Loss from operations %	(6.4)%	(24.3)%	(10.1)%	(27.1)%
Cumulative effect of non-GAAP Gross Margin and Operating adjustments	14.2%	23.5%	17.1%	30.0%
Non-GAAP Income (loss) from operations %	7.8%	(0.8)%	7.0%	2.9%

GAAP Income tax expense	$4,539	$4,056	$6,439	$28,721
Estimated tax effect of non-GAAP Adjustments (5)	(2,499)	1,326	(1,951)	(22,123)
Non-GAAP Income tax expense	$2,040	$5,382	$4,488	$6,598

GAAP Net loss	$(13,810)	$(35,570)	$(33,521)	$(88,917)
Acquisition related net deferred revenue effect (1) (2)	—	2,116	—	3,281
Acquisition related inventory fair value effect (3)	—	1,605	523	4,646
Stock-based compensation expense - gross margin	166	398	425	638
Amortization of acquired intangible assets	8,311	8,941	17,032	11,883
Restructuring charges	2,568	4,068	7,999	8,962
Acquisition related charges (4)	—	3,270	94	21,468
Stock-based compensation expense - operations	3,076	4,581	7,373	7,725
Gain on sale of Qterics	(2,646)	—	(2,646)	—
Estimated tax effect of non-GAAP Adjustments (5)	2,499	(1,326)	1,951	22,123
Non-GAAP Net income (loss)	$164	$(11,917)	$(770)	$(8,191)

GAAP Net loss per share - basic and diluted	$(0.12)	$(0.30)	$(0.28)	$(0.76)
Cumulative effect of Non-GAAP adjustments	0.12	0.20	0.27	0.69
Non-GAAP Net income (loss) per share - basic and diluted	$—	$(0.10)	$(0.01)	$(0.07)

Shares used in per share calculations:
Basic	119,445	116,903	119,125	116,883
Diluted - GAAP	119,445	116,903	119,125	116,883
Diluted - non-GAAP (6)	120,871	116,903	119,125	116,883

(1) Fair value adjustment to deferred revenue from purchase accounting
(2) Fair value adjustment to deferred cost of sales from purchase accounting
(3) Fair value adjustment for inventory step-up from purchase accounting
(4) Includes stock-based compensation and severance costs related to change in control
(5) During the second quarter of fiscal 2016, we refined our calculation of non-GAAP tax expense by applying our tax provision model to year-to-date and projected income after adjusting for non-GAAP items. The difference between calculated values for GAAP and non-GAAP tax expense has been included as the “Estimated tax effect of non-GAAP adjustments.” Prior periods have been similarly recalculated to conform to the current presentation.
(6) Diluted shares are calculated using the GAAP treasury stock. In a loss position, diluted shares equal basic shares.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

A portion of our silicon wafer and other purchases were historically denominated in Japanese yen, we billed our Japanese customers in yen, and we collect a Japanese consumption tax refund in yen. As a result of this, as well as having various international subsidiary and branch operations, our financial position and results of operations are subject to foreign currency exchange rate risk.
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

At July 2, 2016 and January 2, 2016, we had forward contracts for Japanese yen of $1.3 million and $3.3 million, respectively. The net fair value of these contracts was favorable by less than $0.1 million at July 2, 2016 and unfavorable by less than $0.1 million at January 2, 2016. A hypothetical 10% unfavorable exchange rate change in the yen against the U.S. dollar would have resulted in an unfavorable change in net fair value of $0.1 million and $0.4 million at July 2, 2016 and January 2, 2016, respectively. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

Interest Rate Risk

At July 2, 2016, we had $344.0 million outstanding on the $350 million gross term loan outstanding under our Credit Agreement, with a variable contractual interest rate based on the 3-month LIBOR as of July 2, 2016, subject to a 1.00% floor, plus a spread of 4.25%. A hypothetical 10% increase in the 3-month LIBOR would not have increased the 3-month LIBOR above this 1.00% floor used in the interest rate calculation, and thus would not have had an impact on Interest expense for the six month period ended July 2, 2016.

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

Changes in Internal Control over Financial Reporting

On March 10, 2015, we acquired Silicon Image, which operated under its own set of systems and internal controls. Management excluded the Silicon Image control environment from its assessment of internal controls over financial reporting for the fiscal year ended January 2, 2016. During the current period, we are separately maintaining Silicon Image's systems and much of its control environment until we are able to incorporate Silicon Image’s processes into our planned implementation of a new company-wide enterprise resource planning ("ERP") system at the beginning of fiscal 2017. We are currently preparing for updates to our control environment in anticipation of this integration and ERP transition. This plan was reviewed as part of management's evaluation and conclusion noted in "Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures" above in Item 4.

Other than as described above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15(d) - 15(f) under the Exchange Act) that occurred during the second quarter or first six months of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on independent foundries to supply silicon wafers for our products. These foundries include Fujitsu in Japan and United Microelectronics Corporation in Taiwan, which supply the majority of our programmable logic wafers, and Taiwan Semiconductor Manufacturing, which supplies most of our HDMI and MHL integrated circuits. We negotiate wafer volumes, prices, and other terms with our foundry partners and their respective affiliates on a periodic basis typically resulting in short-term agreements which do not ensure long-term supply or allocation commitments. We rely on our foundry partners to produce wafers with competitive performance attributes. If the foundries that supply our wafers experience manufacturing problems, including unacceptable yields, delays in the realization of the requisite process technologies, or difficulties due to limitations of new and existing process technologies, our operating results could be adversely affected. If for any reason the foundries are unable to, or do not manufacture sufficient quantities of our products or continue to manufacture a product for the full life of the product, we may be required to prematurely limit or discontinue the sales of certain products or incur significant costs to transfer products to other foundries, and our customer relationships and operating results could be adversely affected. In addition, weak economic conditions may adversely impact the financial health and viability of the foundries and cause them to limit or discontinue their business operations, resulting in shortages of supply and an inability to meet their commitments to us, which could adversely affect our financial condition and operating results.

A disruption of one or more of our foundry partners' operations as a result of a fire, earthquake, act of terrorism, political or labor unrest, governmental uncertainty, war, disease, or other natural disaster or catastrophic event, or any other reason, could disrupt our wafer supply and could adversely affect our operating results.

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

Our inability to accomplish any of the foregoing, or to offset the volatility of this end market through diversification into other markets, could materially and adversely affect our business, financial condition, and results of operations. Cyclicality in the Mobile and Consumer end market could periodically result in higher or lower levels of revenue and revenue concentration with a single or small number of customers. In addition, rapid changes in this market may affect demand for our products, and may cause our revenue derived from sales in this market to vary significantly over time, adversely affecting our financial results.

A downturn in the Communications and Computing end market could cause a meaningful reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

Revenue from the Communications and Computing end market accounted for 35% of our revenue in fiscal 2015. Three of our top five programmable logic customers participate primarily in the Communications and Computing end market. In the past, cyclical weakening in demand for programmable logic products from customers in the Communications and Computing end market has adversely affected our revenue and operating results. In addition, telecommunication equipment providers are building network infrastructure for which we compete for product sales. Any deterioration in the Communications and Computing end market, our end customers' reduction in spending, or a reduction in spending by their customers to support this end market or use of our competitors’ products could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations. This type of decline impacted our results during 2015 and could do so again in the future.

We depend on a concentrated group of customers for a significant portion of our revenues. If any of these customers reduce their use of our products, our revenue could decrease significantly.

A significant portion of our revenue depends on sales to a limited number of customers. During fiscal 2015, our top two end customers, Samsung Electronics Co., Ltd. and Huawei Technologies Co. Ltd, accounted for 9% and 8%, respectively, of our total revenue as compared to fiscal 2014, which was prior to the acquisition of Silicon Image, during which these same top two customers accounted for 19% and 12%, respectively, of our total revenue. Additionally, during fiscal 2015, our top five end customers accounted for approximately 32% of our total revenue, which was down from fiscal 2014, during which our top five end customers accounted for approximately 45% of our total revenue. If any of these relationships were to diminish, if these customers were to develop their own solutions or adopt alternative solutions or competitors' solutions, or if our relationship with any future customer which accounts for a significant portion of our revenue were to diminish due to these factors, our results could be adversely affected.

While we strive to maintain strong relationships with our customers, their continued use of our products is frequently reevaluated, as certain of our customers' product life cycles are relatively short and they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by these customers. For example, in December 2014, one of its largest customers informed Silicon Image that the customer had decided not to include Silicon Image’s MHL functionality in certain designs in order to reduce costs. Any significant loss of, or a significant reduction in purchases by, one or more of these customers or their failure to meet their commitments to us, could have an adverse effect on our financial condition and results of operations. If any one or more of our concentrated groups of customers were to experience significantly adverse financial conditions, our financial condition and business could be adversely affected as well, as occurred when Silicon Image’s fiscal 2014 mobile product revenue decreased as a result of a significant production slowdown by one of its key customers.

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

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition, or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions or strategic investments. In addition, we may enter into strategic partnerships with third parties with the goal of gaining access to new and innovative products and technologies. Strategic partnerships pose many of the same risks that acquisitions or investments pose.

We cannot guarantee that we will be able to complete any future acquisitions or that we will realize any anticipated benefits from any of our past or future acquisitions, strategic investments, or strategic partnerships. We may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. A sustained decline in the price of our common stock may make it more difficult and expensive to initiate or complete additional acquisitions on commercially acceptable terms.

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and to test goodwill and long-lived assets, including amortizable intangible assets, for impairment at any other time that circumstances arise indicating the carrying value may not be recoverable. For purposes of testing for impairment, the Company operates as two reporting units: the core Lattice ("Core") business, which includes intellectual property and semiconductor devices, and Qterics, a discrete software-as-a-service business unit in the Lattice legal entity structure. Although these two operating segments constitute two reportable segments, we combine Qterics with our Core business and report them together as one reportable segment due to the immaterial nature of the Qterics segment. Following our assessment of goodwill and long-lived asset impairment in the fourth quarter of 2015, we concluded that goodwill and long-lived assets had been impaired in the Qterics segment. As a result, we recorded impairment charges related to goodwill and intangible assets in the Qterics segment amounting to $12.7 million and $9.0 million, respectively, in the Consolidated Statements of Operations for the year ended January 2, 2016. No impairment charges were recorded for the Core segment in fiscal 2015, and we had no impairment charges in the first six months of fiscal 2016. There is no assurance that future impairment tests will indicate that goodwill will be deemed recoverable.

We depend on distributors to generate a significant portion of our revenue and complete order fulfillment and any adverse change in our relationship or our distributors' financial health, reduction of selling efforts, or inaccuracy in resale reports could harm our sales or result in misreporting our results.

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

Since we have limited ability to forecast inventory levels of our end customers, it is possible that there may be significant build-up of inventories in the distributor channel, with the OEM or the OEM’s contract manufacturer. Such a buildup could result in a slowdown in orders, requests for returns from customers, or requests to move out planned shipments. This could adversely affect our revenues and profits. Any failure to manage these challenges could disrupt or reduce sales of our products and unfavorably impact our financial results.

We depend on the timeliness and accuracy of resale reports from our distributors. Late or inaccurate resale reports could have a detrimental effect on our ability to properly recognize revenue and our ability to predict future sales.

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

If we breach a loan covenant, the lenders could accelerate the repayment of the term loan. We might not have sufficient assets to repay such indebtedness upon acceleration. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding against us or collection proceedings with respect to our assets and subsidiaries securing the facility, which could materially decrease the value of our common stock.

Our success and future revenue depends on our ability to innovate, develop and introduce new products that achieve customer and market acceptance and to successfully compete in the highly competitive semiconductor industry, and failure to do so could have a material adverse effect on our financial condition and results of operations.

The semiconductor industry is highly competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing, and sales resources. Consolidation in our industry may increasingly mean that our competitors have greater resources, or other synergies, that could put us at a competitive disadvantage. We currently compete directly with companies that have licensed our technology or have developed similar products, as well as numerous semiconductor companies that offer products based on alternative solutions, such as applications processor, application specific standard product, microcontroller, analog, and digital signal processing technologies. Competition from these semiconductor companies may intensify as we offer more products in any of our end markets. These competitors include established, multinational semiconductor companies, as well as emerging companies.

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

Adverse economic conditions or our customers’ perceptions of the economic environment may negatively affect customer demand for our products and services and result in delayed or decreased spending. Weak global economic conditions in the past have resulted in weak demand for our products in certain geographies and had an adverse impact on our results of operations. If weak economic conditions persist or worsen, our business could be harmed due to customers or potential customers reducing or delaying orders. In addition, the inability of customers to obtain credit, the insolvency of one or more customers, or the insolvency of key suppliers could result in sales or production delays. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, require additional restructuring actions, and decrease our revenue and profitability. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

The intellectual property licensing component of our business strategy increases our business risk and fluctuation of our revenue.

Our business strategy includes licensing our intellectual property to companies that incorporate it into their respective technologies that address markets in which we do not directly participate or compete. We also license our intellectual property into markets where we do participate and compete. Our licensing and services revenue may be impacted by the introduction of new technologies by customers in place of the technologies based on our intellectual property, changes in the law that may weaken our ability to prevent the use of our patented technology by others, and changes of selling prices for products using licensed patents. We cannot assure that our licensing customers will continue to license our technology on commercially favorable terms or at all, or that these customers will introduce and sell products incorporating our technology, accurately report royalties owed to us, pay agreed upon royalties, honor agreed upon market restrictions, maintain the confidentiality of our proprietary information, or will not infringe upon or misappropriate our intellectual property. Our intellectual property licensing agreements are complex and depend upon many factors, including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these require significant judgments. Additionally, this is a new end market for us, with which we do not yet have extensive experience.

We have also generated revenue from the sale of certain patents from our portfolio, generally for technology that we are no longer actively developing. While we plan to continue to monetize our patent portfolio through sales of non-core patents, we may not be able to realize adequate interest or prices for those patents. Accordingly, we cannot provide assurance that we will continue to generate revenue from these sales. In addition, although we seek to be strategic in our decisions to sell patents, we might incur reputational harm if a purchaser of our patents sues one of our customers for infringement of the purchased patent, and we might later decide to enter a space that requires the use of one or more of the patents we sold.

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

A single large customer may be in a position to demand certain functionality, pricing or timing requirements that may detract from or interfere with our normal business activities. If this happens, delays in our normal development schedules could occur, causing our products to miss market windows, thereby reducing the total number of units sold of a particular product.

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

While our sales cycles are typically long, our average product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. In addition, our inventory levels may be higher than historical norms, from time to time, due to inventory build decisions aimed at meeting expected demand from a single large customer, reducing direct material cost or enabling responsiveness to expected demand. In the event the expected demand does not materialize, or if our short sales cycle does not generate sufficient revenue, we may be subject to incremental excess and obsolescence costs. In addition, future product cost reductions could impact our inventory valuation, which could adversely affect our operating results.

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

We rely on independent software and hardware developers and disruption of their services could negatively affect our operations and financial results.

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

We depend on independent contractors for most of our assembly and test services, and disruption of their services, or an increased in cost of these services, could negatively impact our financial condition and results of operations.

We depend on subcontractors to assemble, test, and ship our products with acceptable quality and yield levels. Our operations and operating results may be adversely affected if we experience problems with our subcontractors that impact the delivery of product to our customers. Those problems may include: prolonged inability to obtain wafers or packaging materials with competitive performance and cost attributes; inability to achieve adequate yields or timely delivery; disruption or defects in assembly, test, or shipping services; or delays in stabilizing manufacturing processes or ramping up volume for new products,. Economic conditions may adversely impact the financial health and viability of our subcontractors and result in their inability to meet their commitments to us resulting in product shortages, quality assurance problems, reduced revenue, and/or increased costs which could negatively impact our financial condition and results of operations.

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

In addition, we have been informed by another member of the HDMI consortium that it asserts a claim for payment to the other HDMI consortium founders of their respective shares of any HDMI adopter fees not used by the Company in the marketing and other activities in furtherance of the HDMI standard. The consortium member has previously indicated its belief that the HDMI founders enjoy a right to these funds but has never pursued such claim. If a determination was made that there were excess adopter fees or if it was determined that the Company was obligated to share such fees with other consortium members, it could negatively impact our financial position.

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

Silicon Image has depended on its participation in standard setting organizations, such as the HDMI and MHL consortiums, and the widespread adoption and success of those standards. From time to time, competing standards have been established which negatively affect the success of existing standards or jeopardize the creation of new standards.

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

We rely on a third party vendor to provide cost-effective and efficient supply chain services. Among other activities, these outsourced services relate to direct sales logistics, including order fulfillment, inventory management and warehousing, and distribution of inventory to third party distributors. If our third party supply chain provider were to discontinue services for us or its operations are disrupted as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, disease, or other natural disaster or catastrophic event, or any other reason, our ability to fulfill direct sales orders and distribute inventory timely, cost effectively, or at all, would be hindered, which could adversely affect our business.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission established new disclosure and reporting requirements for those companies who use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. As these new requirements are fully implemented, they could affect the sourcing and availability of minerals used in the manufacture of our semiconductor products. There are also costs associated with complying with the disclosure requirements, including for due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of any required remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. Although we filed the required conflict minerals reports in 2014, 2015, and 2016 it may be several years before we can fully assess the internal and external cost of compliance of the effect the rules will have on our business.

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

Date: August 11, 2016