Form 10-Q
period 2016-10-01
LATTICE SEMICONDUCTOR CORP
filed 2016-11-10
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2016
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

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of November 8, 2016                          121,153,068

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

Examples of forward-looking statements include, but are not limited to, statements about: our strategies and beliefs regarding the markets we serve or may serve; growth opportunities and growth in markets we may serve; our future product development and marketing plans; our intention to continually introduce new products and enhancements and reduce manufacturing costs; plans to introduce new product families in high-growth market niches where we believe that we have sustainable and differentiated positions; the anticipation that we will become increasingly dependent on revenue from newer products; our expectations regarding customer preferences and product use; acceptance of our devices; the Asia Pacific market being the primary source of our revenue; a significant portion of our revenue being through our sell-through distributors; our estimates and judgment to reconcile distributors’ inventories; our making significant future investments in research and development; the costs of making and developing various products; our expectation that we will continue to transition to increasingly smaller geometry process technologies; our ability to maintain or develop successful foundry relationships to produce new products; the adequacy of assembly and test capacity commitments; the impact of products, customers and downward pressure on pricing and effects on gross margin; expected synergies from the acquisition of Silicon Image; the expected cost and timing of our internal restructuring plan; our expectations regarding protection of and defenses to claims against our intellectual property; the finalization and settlement of litigation or administrative proceedings; the impact of our global tax structure and expectations regarding taxes and tax adjustments; our expectation regarding the sufficiency of our financial resources to meet our working capital needs through at least the next 12 months; our expectation that we may consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings; the impact of new accounting pronouncements; our beliefs concerning the adequacy of our liquidity and facilities, and our ability to meet our operating and capital requirements and obligations; our continued participation in consortia that develop and promote the High-Definition Multimedia Interface ("HDMI"), Mobile High-Definition Link ("MHL") and WirelessHD specifications, and our participation in other standard setting initiatives; the effect of narrowing our agent functions regarding the HDMI consortium and related reduction in adopter fees; our ability to implement a company-wide enterprise resource planning system; any other changes in the agreements relating to various intellectual property or standards consortia and their sharing of past or present fees or royalties; our expectation that a new licensing agent will be appointed on behalf of the HDMI Founders in fiscal 2017; and our expectation that the proposed acquisition of the outstanding shares of the Company by Canyon Bridge Acquisition Company, Inc. will occur in early 2017.

Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, the concentration of our sales in the Mobile & Consumer and Communications & Computing end markets, particularly as it relates to the concentration of our sales in the Asia Pacific region, market acceptance and demand for our new products, our ability to license our intellectual property, any disruption of our distribution channels, the effect of the downturn in the economy on capital markets and credit markets, the impact of competitive products and pricing, unexpected charges, delays or results relating to our restructuring plans, unexpected changes to our implementation of a company-wide enterprise resource planning system, unanticipated taxation requirements or positions of the U.S. Internal Revenue Service, or unexpected impacts of recent accounting guidance. In addition, actual results are subject to other risks and uncertainties that relate more broadly to our overall business, including those more fully described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenue:
Product	$102,816	$98,572	$280,374	$280,587
Licensing and services	10,409	11,143	28,572	24,185
Total revenue	113,225	109,715	308,946	304,772
Costs and expenses:
Cost of product revenue	45,695	49,415	125,412	138,250
Cost of licensing and services revenue	106	451	580	715
Research and development	27,747	37,619	91,270	104,813
Selling, general, and administrative	29,244	23,819	75,857	73,096
Amortization of acquired intangible assets	8,260	8,941	25,292	20,824
Restructuring charges	317	6,818	8,316	15,780
Acquisition related charges	—	610	94	22,078
Impairment of intangible assets	7,866	—	7,866	—
	119,235	127,673	334,687	375,556
Loss from operations	(6,010)	(17,958)	(25,741)	(70,784)
Interest expense	(5,235)	(5,754)	(15,257)	(12,870)
Other income (expense), net	209	(841)	3,558	(1,095)
Loss before income taxes and equity in net loss of an unconsolidated affiliate	(11,036)	(24,553)	(37,440)	(84,749)
Income tax expense	971	309	7,410	29,030
Equity in net loss of an unconsolidated affiliate, net of tax	(407)	—	(1,085)	—
Net loss	$(12,414)	$(24,862)	$(45,935)	$(113,779)

Net loss per share, basic and diluted	$(0.10)	$(0.21)	$(0.38)	$(0.97)

Shares used in per share calculations, basic and diluted	120,584	117,669	119,596	117,151

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net loss	$(12,414)	$(24,862)	$(45,935)	$(113,779)
Other comprehensive loss:
Unrealized loss related to marketable securities, net of tax	(61)	(130)	(88)	(133)
Reclassification adjustment for losses related to marketable securities included in other income (expense), net of tax	—	209	38	443
Translation adjustment, net of tax	(138)	(697)	(579)	(752)
Change in actuarial valuation of defined benefit pension	—	(1)	141	(156)
Comprehensive loss	$(12,613)	$(25,481)	$(46,423)	$(114,377)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share and par value data)	October 1, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$87,163	$84,606
Short-term marketable securities	11,751	17,968
Accounts receivable, net of allowance for doubtful accounts	93,946	88,471
Inventories	80,540	75,896
Prepaid expenses and other current assets	18,614	18,922
Total current assets	292,014	285,863
Property and equipment, less accumulated depreciation of $130,968 at October 1, 2016 and $118,943 at January 2, 2016	51,576	51,852
Intangible assets, net of amortization	127,332	162,583
Goodwill	269,771	267,549
Deferred income taxes	473	578
Other long-term assets	15,087	17,495
Total assets	$756,253	$785,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses (includes restructuring)	$76,986	$74,298
Accrued payroll obligations	9,009	9,463
Current portion of long-term debt	27,613	7,557
Deferred income and allowances on sales to sell-through distributors	20,933	17,866
Deferred licensing and services revenue	653	1,993
Total current liabilities	135,194	111,177
Long-term debt	307,747	330,870
Other long-term liabilities	39,638	38,353
Total liabilities	482,579	480,400
Contingencies (Note 15)	—	—
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 121,000,000 shares issued and outstanding as of October 1, 2016 and 118,651,000 shares issued and outstanding as of January 2, 2016	1,210	1,187
Additional paid-in capital	674,643	660,089
Accumulated deficit	(398,781)	(352,846)
Accumulated other comprehensive loss	(3,398)	(2,910)
Total stockholders' equity	273,674	305,520
Total liabilities and stockholders' equity	$756,253	$785,920
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015
Cash flows from operating activities:
Net loss	$(45,935)	$(113,779)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	47,908	42,916
Impairment of intangible assets	7,866	—
Amortization of debt issuance costs and discount	1,212	2,037
Change in deferred income tax provision	—	17,689
Loss on sale or maturity of marketable securities	72	336
Stock-based compensation expense	12,107	13,609
Loss on disposal of fixed assets	263	—
Gain on sale of business unit	(2,646)	—
Equity in net loss of an unconsolidated affiliate, net of tax	1,085	—
Changes in assets and liabilities:
Accounts receivable, net	(5,728)	7,708
Inventories	(4,644)	6,738
Prepaid expenses and other current assets	(2,227)	(2,776)
Accounts payable and accrued expenses (includes restructuring)	6,295	7,786
Accrued payroll obligations	(454)	(10,309)
Income taxes payable	1,335	971
Deferred income and allowances on sales to sell-through distributors	3,067	5,481
Deferred licensing and services revenue	(258)	967
Net cash provided by (used in) operating activities	19,318	(20,626)
Cash flows from investing activities:
Proceeds from sales of and maturities of short-term marketable securities	11,977	142,956
Purchases of marketable securities, net	(5,961)	(4,005)
Cash paid for business acquisition, net of cash acquired	—	(431,068)
Capital expenditures	(13,991)	(11,584)
Proceeds from sale of business unit, net of cash sold	1,972	—
Cash paid for a non-marketable equity method investment	(1,000)	(3,000)
Cash paid for software licenses	(7,370)	(5,393)
Net cash used in investing activities	(14,373)	(312,094)
Cash flows from financing activities:
Proceeds from issuance of restricted stock units, net of withholding taxes	(2,883)	(2,660)
Purchases of treasury stock	—	(6,970)
Net proceeds from issuance of common stock	5,353	3,382
Net proceeds from issuance of long-term debt	—	346,500
Cash paid for debt issuance costs	—	(8,283)
Repayment of debt	(4,279)	(1,750)
Net cash (used in) provided by financing activities	(1,809)	330,219

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015
Effect of exchange rate change on cash	(579)	(754)
Net increase (decrease) in cash and cash equivalents	2,557	(3,255)
Beginning cash and cash equivalents	84,606	115,611
Ending cash and cash equivalents	$87,163	$112,356

Supplemental cash flow information:
Change in unrealized gain (loss) related to marketable securities, net of tax, included in Accumulated other comprehensive loss	$(50)	$(133)
Income taxes paid, net of refunds	$7,250	$5,403
Interest paid	$13,849	$6,225
Accrued purchases of plant and equipment	$402	$817

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

Fiscal Reporting Period

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our third quarter of fiscal 2016 and third quarter of fiscal 2015 ended on October 1, 2016 and October 3, 2015, respectively. All references to quarterly, three or nine months ended financial results are references to the results for the relevant 13-week or 39-week fiscal period.

Principles of Consolidation and Presentation

The accompanying Consolidated Financial Statements include the accounts of Lattice and its subsidiaries after the elimination of all intercompany balances and transactions. Our results for the nine months ended October 3, 2015 include the results of Silicon Image, Inc. ("Silicon Image") for the approximately 29-week period from March 11, 2015 through October 3, 2015. Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year. Net loss attributable to noncontrolling interest amounting to $0.1 million and $0.2 million was reported separately for the third quarter and first nine months, respectively, of fiscal 2015 and is now included in Other income (expense), net.

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

Foreign Exchange and Translation of Foreign Currencies

While our revenues and the majority of our expenses are denominated in U.S. dollars, we have international subsidiary and branch operations that conduct some transactions in foreign currencies. In addition, a portion of our silicon wafer and other purchases were historically denominated in Japanese yen, we billed certain Japanese customers in yen, and we collect a Japanese consumption tax refund in yen. Gains or losses from foreign exchange rate fluctuations on balances denominated in foreign currencies are reflected in Other income (expense), net. Realized and unrealized gains or losses on foreign currency transactions were not significant for the periods presented. We translate accounts denominated in foreign currencies in accord-ance with ASC 830, “Foreign Currency Matters,” using the current rate method under which asset and liability accounts are translated at the current rate, while stockholders' equity accounts are translated at the appropriate historical rates, and revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments related to the consolidation of foreign subsidiary financial statements are reflected in Accumulated other comprehensive loss in Stockholders' equity.

Derivative Financial Instruments

We mitigate foreign currency exchange rate risk by entering into foreign currency forward exchange contracts. At October 1, 2016 and January 2, 2016, we had open contracts for Japanese yen of $1.3 million and $3.3 million, respectively. The one contract outstanding at October 1, 2016 will settle in June 2017. Of the six contracts outstanding at January 2, 2016, two settled in January 2016 and four settled in June 2016. Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges for accounting purposes and as such are adjusted to fair value through Other income (expense), net, with an impact of less than $0.1 million for both the fiscal quarters ended October 1, 2016 and January 2, 2016. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Concentration Risk

Potential exposure to concentration risk may impact revenue, trade receivables, marketable securities, and supply of wafers for our products.

Customer concentration risk may impact revenue. Our top five end customers constituted approximately 32% of our revenue for the third quarter of fiscal 2016, compared to approximately 31% for the third quarter of fiscal 2015. Our top five end customers constituted approximately 25% of our revenue for the first nine months of fiscal 2016, compared to approximately 33% for the first nine months of fiscal 2015.

Our largest end customer accounted for approximately 14% of total revenue in the third quarter of fiscal 2016 and 7% of total revenue in the first nine months of fiscal 2016. In the third quarter and first nine months of fiscal 2015, our largest end customer accounted for approximately 9% and 11%, respectively, of total revenue. No other customers accounted for more than 10% of total revenue during these periods.

Sales through distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to resale of products by our sell-through distributors for the third quarter of fiscal 2016 and fiscal 2015 was 62% and 46%, respectively. Revenue attributable to resale of products by our sell-through distributors for the first nine months of fiscal 2016 and fiscal 2015 was 58% and 45%, respectively. Our two largest distributor groups also account for a substantial portion of our trade receivables. At October 1, 2016 and January 2, 2016, one distributor group accounted for 35% and 29%, respectively, and the other accounted for 31% and 15%, respectively, of gross trade receivables. No other distributor groups or end customers accounted for more than 10% of gross trade receivables at these dates.

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

Accounts receivable do not bear interest and are shown net of allowances for doubtful accounts of $7.2 million at October 1, 2016 and $0.6 million at January 2, 2016. Towards the end of our fiscal quarter, we received notice from one of our distributor groups that indicated a high likelihood of their bankruptcy. As a result, we wrote off our accounts receivable, net of deferred revenue, from the distributor group resulting in an increase in allowance for doubtful accounts of $6.6 million and bad debt expense of $7.5 million for both the third quarter and first nine months of fiscal 2016. Bad debt expense was negligible for the third quarter and first nine months of fiscal 2015.

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

We rely on a limited number of foundries for our wafer purchases, including Fujitsu Limited, Seiko Epson Corporation, Taiwan Semiconductor Manufacturing Company, Ltd, and United Microelectronics Corporation. We seek to mitigate the concentration of supply risk by establishing, maintaining and managing multiple foundry relationships, but certain of our products are sourced from a single foundry.

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

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table:

(In thousands)	October 1, 2016	January 2, 2016
Inventory valued at published list prices and held by sell-through distributors with right of return	$79,199	$47,086
Allowance for distributor advances	(37,910)	(22,290)
Deferred cost of sales related to inventory held by sell-through distributors	(20,356)	(6,930)
Total Deferred income and allowances on sales to sell-through distributors	$20,933	$17,866

Inventory valued at published list prices and held by sell-through distributors with a right of return was greater at October 1, 2016 compared to January 2, 2016 due to an inventory buildup for new programmable products business for a major mobile handset provider that started in the second quarter of fiscal 2016, as well as due to seasonal inventory buildup for year-end primarily at our Asian distributors.

A significant portion of our revenue in the third quarter and first nine months of both fiscal years 2016 and 2015 was from sell-through distributors. Resale of products by sell-through distributors as a percentage of total revenue was 62% and 58% for the three and nine months ended October 1, 2016, respectively, and 46% and 45% for the three and nine months ended October 3, 2015, respectively.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how cash receipts and cash payments are classified in the statement of cash flows. For public business entities, this guidance will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-15 on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This update is intended to recognize the income tax consequences of intra-entity transfers of assets other than inventory when they occur by removing the exception to postpone recognition until the asset has been sold to an outside party. For public business entities, this guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted, and it is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We have not yet determined the impact of ASU 2016-16 on our consolidated condensed financial statements and related disclosures.

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

A summary of basic and diluted net loss per share is presented below:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Basic and diluted net loss	$(12,414)	$(24,862)	$(45,935)	$(113,779)
Shares used in basic and diluted net loss per share	120,584	117,669	119,596	117,151
Basic and diluted net loss per share	$(0.10)	$(0.21)	$(0.38)	$(0.97)

The computation of diluted net loss per share for the three and nine months ended October 1, 2016 excludes the effects of stock options, RSUs, and ESPP shares, aggregating approximately 8.2 million shares and 8.3 million shares, respectively, which are antidilutive. The computation of diluted net loss per share for the three and nine months ended October 3, 2015 excludes the effects of stock options, RSUs, and ESPP shares aggregating approximately 3.2 million shares and 9.4 million shares, respectively, which are antidilutive. Stock options, RSUs, and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense, and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position, as the effects would reduce the loss per share. Stock options, RSUs, and ESPP shares that are antidilutive at October 1, 2016 could become dilutive in the future.

Note 3 - Marketable Securities

We classify our marketable securities as short-term based on their nature and availability for use in current operations. Our short-term marketable securities currently have contractual maturities of up to two years. The following table summarizes the remaining maturities of our marketable securities at fair value:

(In thousands)	October 1, 2016	January 2, 2016
Short-term marketable securities:
Maturing within one year	$8,742	$12,144
Maturing between one and two years	3,009	5,824
Total marketable securities	$11,751	$17,968

The following table summarizes the composition of our marketable securities at fair value:

(In thousands)	October 1, 2016	January 2, 2016
Short-term marketable securities:
Corporate and government bonds and notes, and commercial paper	$11,672	$17,888
Certificates of deposit	79	80
Total marketable securities	$11,751	$17,968

Note 4 - Fair Value of Financial Instruments

	Fair value measurements as of				Fair value measurements as of
	October 1, 2016				January 2, 2016
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$11,751	$11,672	$79	$—	$17,968	$17,888	$80	$—
Foreign currency forward exchange contracts, net	—	—	—	—	(12)	—	(12)	—
Total fair value of financial instruments	$11,751	$11,672	$79	$—	$17,956	$17,888	$68	$—

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

There were no transfers between any of the levels during the first nine months of fiscal 2016 or 2015.

In accordance with ASC 320, “Investments-Debt and Equity Securities,” we recorded an unrealized loss of less than $0.1 million during the nine months ended October 1, 2016 and approximately $0.1 million during the nine months ended October 3, 2015 on certain short-term marketable securities (Level 1 instruments), which have been recorded in accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially adverse effect on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in accumulated other comprehensive loss.

Note 5 - Inventories

(In thousands)	October 1, 2016	January 2, 2016
Work in progress	$53,772	$57,865
Finished goods	26,768	18,031
Total inventories	$80,540	$75,896

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

There was no contingent consideration in this acquisition.

Purchase consideration was allocated to the tangible and intangible assets and liabilities assumed on the basis of the respective estimated fair values on the acquisition date. In the first quarter of 2016, we revised our valuation and allocation of purchase price consideration resulting in $2.1 million of additional long-term liabilities related to an uncertain tax position with an equivalent revision to Goodwill, which is reflected in the Consolidated Balance Sheets for the period ended October 1, 2016. The purchase price allocation has been completed after a final detailed analysis of certain tax matters.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill recognized in the acquisition of Silicon Image was derived from expected benefits from cost synergies and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill is not amortized, but is instead tested for impairment annually or more frequently if certain indicators of impairment are present. We do not expect goodwill impairment to be tax deductible for income tax purposes. No impairment charges relating to goodwill were recorded for the first nine months of 2016 or 2015 as no indicators of impairment were present. The goodwill balance of $270 million at October 1, 2016 is comprised of $45 million from prior acquisitions combined with $238 million from the acquisition of Silicon Image, reduced by a goodwill impairment charge of $13 million in the fourth quarter of fiscal 2015.

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

In September 2016, the founders of the HDMI consortium ("Founders"), of which we are a member, updated the Founders Agreement as part of an amendment process resulting in changes to our role as agent for the HDMI consortium and to the model for sharing adopter fee revenues. Lattice has historically served the role of the HDMI Licensing Agent via a wholly owned subsidiary, HDMI Licensing LLC. Under the terms of the amendment agreement, a new independent entity will act as the HDMI Licensing Agent and will be responsible for licensing and the distribution of royalties among Founders; Lattice will continue to serve the role of Agent until the appointment of the new licensing agent, which is expected to occur in fiscal 2017. As a result of the amended model for sharing revenue, we will be entitled to a reduced share of adopter fees paid by parties adopting the HDMI standard. We determined that this modification constituted an impairment indicator related to the intangible assets associated with future HDMI adopter fees. Our assessment of the new value of these intangible assets concluded that they had been impaired as of October 1, 2016, and we recorded a $7.9 million non-cash impairment charge in the Consolidated Statements of Operations. We do not anticipate any future cash expenditures related to this impairment. No impairment charges related to intangible assets were recorded for the first nine months of 2015 as no indicators of impairment were present.

The following table summarizes the details of our total purchased intangible assets as of the end of the third quarter of fiscal 2016:

	Weighted Average Amortization Period (in years)	Gross	Impairment	Accumulated Amortization	Intangible assets, net of amortization
(In thousands)					October 1, 2016
Developed technology	4.7	$130,859	$—	$(48,153)	$82,706
Customer relationships	6.1	30,800	(7,866)	(12,751)	10,183
Licensed technology	3.3	2,127	—	(1,053)	1,074
Patents	5	769	—	(241)	528
Total identified finite-lived intangible assets		164,555	(7,866)	(62,198)	94,491
In-process research and development	indefinite	32,841	—	—	32,841
Total identified intangible assets		$197,396	$(7,866)	$(62,198)	$127,332

We do not believe there is any significant residual value associated with these intangible assets. We are amortizing the intangible assets using the straight-line method over their estimated useful lives. We recorded amortization expense on the Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Research and development	$186	$223	$559	$507
Amortization of acquired intangible assets	8,260	8,941	25,292	20,824
	$8,446	$9,164	$25,851	$21,331

The annual expected amortization expense related to acquired intangible assets with finite lives is as follows:

(In thousands)	Amount
2016 (remaining 3 months)	$8,119
2017	31,659
2018	25,777
2019	22,993
2020	5,290
Thereafter	653
Total	$94,491

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

In the third quarter of fiscal 2016, we made an additional investment of $1.0 million via a convertible debt instrument, bringing our gross investment in the investee to $6.0 million. We have determined that this additional investment is an in-substance common stock and has been included in our equity method accounting but that, in its unconverted state, it does not change our ownership interest.

Applying the equity method, our proportionate share of the investee's net loss for the third quarter and first nine months of fiscal 2016 was $0.4 million and $1.1 million, respectively, which we have recognized in the Consolidated Statements of Operations. Through October 1, 2016, we have reduced the value of our investment by approximately $1.6 million, representing our proportionate share of the privately-held company’s net loss accumulated to that date. The net balance of our investment amounting to $4.4 million has been included in other long-term assets in the Consolidated Balance Sheets as of October 1, 2016.

Note 9 - Accounts Payable and Accrued Expenses

Included in accounts payable and accrued liabilities as of October 1, 2016 and January 2, 2016 were the following balances:

(In thousands)	October 1, 2016	January 2, 2016
Trade accounts payable	$35,230	$18,616
Payable to members of the HDMI and MHL consortia*	8,872	16,643
Other accrued expenses	32,884	39,039
Total accounts payable and accrued expenses	$76,986	$74,298

*As an agent of the HDMI and MHL consortia, we administer royalty reporting and distributions to the members of these consortia. This excludes amounts payable to us, and is payable quarterly based on collections from HDMI and MHL customers.

Note 10 - Changes in Stockholders' Equity and Accumulated Other Comprehensive Loss

(In thousands)	Common stock	Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balances, January 2, 2016	$1,187	$660,089	$(352,846)	$(2,910)	$305,520
Net loss for the nine months ended October 1, 2016	—	—	(45,935)	—	(45,935)
Unrealized loss related to marketable securities, net of tax	—	—	—	(88)	(88)
Reclassification adjustment for losses related to marketable securities included in other income (expense), net of tax	—	—	—	38	38
Translation adjustments, net of tax	—	—	—	(579)	(579)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of tax	23	2,448	—	—	2,471
Stock-based compensation expense related to stock options, ESPP and RSUs	—	12,106	—	—	12,106
Defined benefit pension, net of actuarial losses	—	—	—	141	141
Balances, October 1, 2016	$1,210	$674,643	$(398,781)	$(3,398)	$273,674

Note 11 - Income Taxes

For the three months ended October 1, 2016 and October 3, 2015, we recorded an income tax provision of approximately $1.0 million and $0.3 million, respectively. For the nine months ended October 1, 2016 and October 3, 2015, we recorded an income tax provision of approximately $7.4 million and $29.0 million, respectively. The income tax provision for the three and nine months ended October 1, 2016 represents tax at the federal, state, and foreign statutory tax rates adjusted for withholding taxes, changes in uncertain tax positions, changes in the U.S. valuation allowance, as well as other non-deductible items in the United States and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 35% and our negative effective tax rates for the three and nine months ended October 1, 2016 is primarily due to a valuation allowance increase that offsets the otherwise expected tax benefit from the pretax loss in the United States and the zero tax rate in Bermuda which results in no tax benefit for the pretax loss in Bermuda.

During the first quarter of 2015, we concluded that it was more-likely-than-not that we would not be able to realize the benefit of our remaining U.S. deferred tax assets, resulting in an increase to the valuation allowance and an increase to the tax provision of $21.0 million. We based this conclusion on changes to our expected operations in the United States as a result of the acquisition of Silicon Image. We exercised significant judgment and considered estimates about our ability to generate revenue and gross profits sufficient enough to offset expenditures in future periods within the United States.

We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to income tax examinations for the following jurisdictions and years: federal, for years before 2013, state and local, for years before 2012, or foreign, for years before 2010. However, U.S. federal net operating loss ("NOL") and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which we used the attributes.

Our Indian income tax return is currently under examination for the tax year ended March 31, 2016, as well as our Singapore income tax return for 2012. We are not under examination in any other jurisdiction.

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

Our liability for uncertain tax positions (including penalties and interest) was $29.4 million and $26.9 million at October 1, 2016 and January 2, 2016, respectively, and is recorded as a component of other long-term liabilities on our Consolidated Balance Sheets. The remainder of our uncertain tax position exposure is netted against deferred tax assets.

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

Note 12 - Restructuring

In March 2015, our Board of Directors approved an internal restructuring plan (the "March 2015 Plan"), in connection with our acquisition of Silicon Image. The March 2015 Plan was designed to realize synergies from the acquisition by eliminating redundancies created as a result of combining the two companies. This included reductions in our worldwide workforce, consolidation of facilities, and cancellation of software contracts and engineering tools. The March 2015 Plan is substantially complete subject to certain remaining expected costs that we do not expect to be material and which will be expensed as incurred under U.S. GAAP rules through the first quarter of fiscal 2017, and any changes in sublease assumptions should they occur. Under this plan, approximately $0.3 million and $6.3 million of expense was incurred during the three and nine months, respectively, ended October 1, 2016, and $1.4 million and $10.3 million of expense was incurred during the three and nine months, respectively, ended October 3, 2015. Approximately $19.6 million of total expense has been incurred through October 1, 2016 under the March 2015 Plan. We expect the total cost of the March 2015 Plan to be approximately $21.0 million.

In September 2015, we implemented a further reduction of our worldwide workforce (the "September 2015 Reduction") separate from the March 2015 Plan. The September 2015 Reduction was designed to resize the company in line with the market environment and to better balance our workforce with the long-term strategic needs of our business. The September 2015 Reduction is substantially complete subject to certain remaining expected costs, which we do not expect to be material but which will be expensed as incurred under U.S. GAAP rules through the first quarter of fiscal 2017. Under this reduction, no expense and approximately $2.0 million of expense was incurred during the three and nine months, respectively, ended October 1, 2016 and $5.5 million expense was incurred during the three and nine months ended October 3, 2015 due to the timing of implementation. Approximately $8.0 million of total expense has been incurred through October 1, 2016 under the September 2015 Reduction. We expect the total cost of the September 2015 Reduction to be approximately $9.0 million.

These expenses were recorded to restructuring charges on our Consolidated Statements of Operations. The restructuring accrual balance is presented in accounts payable and accrued expenses (includes restructuring) on our Consolidated Balance Sheets.

The following table displays the combined activity related to the restructuring actions described above:

(In thousands)	Severance and related	Lease Termination	Software Contracts & Engineering Tools*	Other	Total
Balance at January 3, 2015	$—	$43	$—	$139	$182
Restructuring charges	12,491	1,107	2,000	182	15,780
Costs paid or otherwise settled	(5,825)	(560)	(1,551)	(321)	(8,257)
Balance at October 3, 2015	$6,666	$590	$449	$—	$7,705

Balance at January 2, 2016	$3,696	$1,005	$377	$—	$5,078
Restructuring charges	1,863	2,343	1,917	2,193	8,316
Costs paid or otherwise settled	(4,688)	(2,315)	(2,211)	(2,066)	(11,280)
Balance at October 1, 2016	$871	$1,033	$83	$127	$2,114
*Includes cancellation of contracts, asset impairments, and accelerated depreciation on certain enterprise resource planning and customer resource management systems

Note 13 - Long-Term Debt

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million net of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the 3-month LIBOR as of October 1, 2016, subject to a 1.00% floor, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 5.97%.

The Term Loan is payable through a combination of (i) quarterly installments of approximately $0.9 million, which began on July 4, 2015, (ii) annual excess cash flow payments as defined in the Credit Agreement, which are due 95 days after the last day of our fiscal year, and (iii) any payments due upon certain issuances of additional indebtedness and certain asset dispositions, with any remaining outstanding principal amount due and payable on the Term Loan Maturity Date. The percentage of excess cash flow we are required to pay ranges from 0% to 75%, depending on our leverage and other factors as defined in the Credit Agreement. Currently, the Credit Agreement would require a 75% excess cash flow payment. In the second quarter of fiscal 2016, we made a required additional principal payment of $1.7 million due to the sale of Qterics. Over the next twelve months, our principal payments will be comprised mainly of regular quarterly installments along with an expected annual excess cash flow payment. While the Credit Agreement does not contain financial covenants, it does contain informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. We were in compliance with all such covenants at October 1, 2016.

The original issue discount and the debt issuance costs have been accounted for as a reduction to the carrying value of the Term Loan on our Consolidated Balance Sheets and are being amortized to interest expense in our Consolidated Statements of Operations over the contractual term, using the effective interest method.

The fair value of the Term Loan approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

(In thousands)	October 1, 2016	January 2, 2016
Principal amount	$343,096	$347,375
Unamortized original issue discount and debt costs	(7,736)	(8,948)
Less: Current portion of long-term debt	(27,613)	(7,557)
Long-term debt	$307,747	$330,870

Interest expense related to the Term Loan was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Contractual interest	$4,563	$4,633	$13,798	$10,553
Amortization of original issue discount and debt costs	553	932	1,212	2,037
Total Interest expense related to the Term Loan	$5,116	$5,565	$15,010	$12,590

As of October 1, 2016, minimum expected future principal payments on the Term Loan were as follows:

Fiscal year	(in thousands)

2016 (remaining 3 months)	$875
2017	38,008
2018	52,895
2019	60,247
2020	64,794
Thereafter	126,277
$343,096

Note 14 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Cost of products sold	$231	$406	$656	$1,044
Research and development	2,024	2,789	5,951	6,644
Selling, general and administrative	2,054	1,004	5,500	4,874
Acquisition related charges	—	402	—	4,293
Total stock-based compensation	$4,309	$4,601	$12,107	$16,855

Of the $16.9 million total stock-based compensation for the nine months ended October 3, 2015, $3.9 million was paid in cash during the period as a result of the acquisition of Silicon Image on March 10, 2015. There have been no cash payments related to stock compensation in fiscal 2016.

We have granted stock options and RSUs with a market condition to certain executives, amounting to approximately 327,200 stock options and 70,000 RSUs during the first and second quarters of fiscal 2015 and approximately 321,900 stock options in the second quarter of fiscal 2016. The options and RSUs have a two year vesting and vest between 0% and 200% of the target amount, based on the Company's relative Total Shareholder Return (TSR) when compared to the TSR of a component of companies of the PHLX Semiconductor Sector Index over a two year period. TSR is a measure of stock price appreciation plus dividends paid, if any, in the performance period. The fair values of the options were determined and fixed on the date of grant using a lattice-based option-pricing valuation model, which incorporates a Monte-Carlo simulation, and considered the likelihood that we would achieve the market condition. Of these grants with a market condition, approximately 596,600 stock options were outstanding as of October 1, 2016. We incurred stock compensation expense related to these market condition awards of approximately $0.2 million and approximately $0.4 million in the third quarter and first nine months, respectively, of fiscal 2016 and approximately $0.1 million and approximately $0.4 million in the third quarter and first nine months, respectively, of fiscal 2015.

Note 15 - Contingencies

Legal Matters

In February 2016, we filed a complaint against Technicolor SA and its affiliates in the United States District Court for the Northern District of California alleging that Technicolor had on infringed certain patents relating to the HDMI specification. Technicolor filed an answer to our complaint on April 11, 2016, which included various defenses to the alleged patent infringement. Technicolor also has informed us that it may attempt to raise as a counterclaim or in separate litigation a claim for payment to Technicolor and other Founders their respective share of any HDMI adopters’ fees not used by Lattice and its predecessor in interest, Silicon Image, in the marketing and other activities in furtherance of the HDMI standard. Technicolor previously has indicated its belief that the Founders enjoy a right to these funds but has never pursued such claims. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any financial consequences to us.

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

Note 16 - Segment and Geographic Information

Segment Information

As of October 1, 2016, Lattice had one operating segment: the core Lattice business, which includes IP and semiconductor devices. Qterics, a discrete software-as-a-service business unit, was previously an immaterial operating segment in the Lattice legal entity structure. In April 2016, we sold Qterics to an unrelated third party for net proceeds of $2.0 million, net of cash sold, resulting in a gain of $2.6 million. The gain has been included in Other income (expense), net in the Consolidated Statements of Operations.

Geographic Information

Our revenue by major geographic area, based on ship-to location, was as follows:

	Three Months Ended				Nine Months Ended
(In thousands)	October 1, 2016		October 3, 2015		October 1, 2016		October 3, 2015
Asia	$83,797	74%	$86,443	79%	$216,964	70%	$232,372	76%
Europe	13,111	12	13,061	12	43,849	14	43,005	14
Americas	16,317	14	10,211	9	48,133	16	29,395	10
Total revenue	$113,225	100%	$109,715	100%	$308,946	100%	$304,772	100%

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

There were no material changes to property and equipment by major geographic area as of October 1, 2016 as compared to January 2, 2016.

Note 17 - Subsequent Event

On November 3, 2016, Lattice Semiconductor Corporation and Canyon Bridge Capital Partners, Inc. (“Canyon Bridge”) announced that the Company and Canyon Bridge Acquisition Company, Inc. (“Parent”), an affiliate of Canyon Bridge, have signed a definitive agreement under which Parent will acquire all outstanding shares of Lattice for approximately $1.3 billion inclusive of Lattice’s net debt, or $8.30 per share in cash. The transaction has been unanimously approved by both companies’ boards of directors and is expected to close in early 2017 subject to customary closing conditions, regulatory approvals and approval by Lattice’s shareholders. Upon the completion of the transaction, Lattice will be a wholly owned subsidiary of Parent.

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
Lattice was founded in 1983 and is headquartered in Portland, Oregon. The Company acquired Silicon Image, Inc. ("Silicon Image") in March 2015. Silicon Image was engaged in setting industry standards including the HDMI®, DVI®, MHL® and WirelessHD® standards. Our prior fiscal year results for the nine months ended October 3, 2015 include the results of Silicon Image for the approximately 29-week period from March 11, 2015 through October 3, 2015.

Plan of Merger and Reorganization

On November 3, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Canyon Bridge Acquisition Company, Inc., a Delaware corporation (“Parent”), and Canyon Bridge Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

At the effective time of the Merger, each share of common stock, par value $0.01 per share, of the Company (the “Shares”) that is outstanding immediately prior to such time (other than (i) Shares owned by Parent, Merger Sub, the Company (including any Shares held in the treasury of the Company) or by any direct or indirect wholly owned subsidiary of Parent, Merger Sub or the Company, or (ii) Shares held by stockholders of the Company who not have voted in favor of the Merger and who are entitled to demand and properly demand their statutory rights of appraisal in accordance with the Delaware General Corporation Law) will be canceled and extinguished and automatically converted into the right to receive cash in an amount equal to $8.30 per share (without interest and subject to deduction for any required withholding tax).

Completion of the Merger is subject to various conditions, including the receipt on a timely basis or at all of any required regulatory clearances related to the Merger, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) and from the Committee on Foreign Investment in the United States ("CFIUS").

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

Results of Operations*

Key elements of our Consolidated Statements of Operations were as follows:

	Three Months Ended				Nine Months Ended
(In thousands)	October 1, 2016		October 3, 2015		October 1, 2016		October 3, 2015
Revenue	$113,225	100.0%	$109,715	100.0%	$308,946	100.0%	$304,772	100.0%

Gross margin	67,424	59.5	59,849	54.5	182,954	59.2	165,807	54.4
Research and development	27,747	24.5	37,619	34.3	91,270	29.5	104,813	34.4
Selling, general and administrative	29,244	25.8	23,819	21.7	75,857	24.6	73,096	24.0
Amortization of acquired intangible assets	8,260	7.3	8,941	8.1	25,292	8.2	20,824	6.8
Restructuring charges	317	0.3	6,818	6.2	8,316	2.7	15,780	5.2
Acquisition related charges	—	—	610	0.6	94	—	22,078	7.2
Impairment of intangible assets	7,866	6.9	—	—	7,866	2.5	—	—
Loss from operations	$(6,010)	(5.3)%	$(17,958)	(16.4)%	$(25,741)	(8.3)%	$(70,784)	(23.2)%

* Lattice acquired Silicon Image on March 10, 2015. Results of Operations for the nine months ended October 3, 2015 include the financial results of Silicon Image for the approximately 29-week period from March 11, 2015 through October 3, 2015.

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

The following are examples of end market applications:

Communications and Computing	Mobile and Consumer	Industrial and Automotive	Licensing and Services
Wireless	Smartphones	Security & Surveillance	IP Royalties
Wireline	Cameras	Machine Vision	Adopter Fees
Data Backhaul	Displays	Industrial Automation	IP Licenses
Computing	Tablets	Human Machine Interface	Patent Sales
Servers	Wearables	Automotive	Testing Services
Data Storage	Televisions	Drones
Home Theater

The composition of our revenue by end market for the third quarter and first nine months of fiscal 2016 and 2015 was as follows:

	Three Months Ended *				Nine Months Ended *
(In thousands)	October 1, 2016		October 3, 2015		October 1, 2016		October 3, 2015
Communications and Computing	$30,260	27%	$35,805	33%	$91,809	30%	$108,488	36%
Mobile and Consumer	35,641	31	36,944	34	84,817	27	95,846	31
Industrial and Automotive	36,915	33	25,823	23	103,748	34	76,253	25
Licensing and Services	10,409	9	11,143	10	28,572	9	24,185	8
Total revenue	$113,225	100%	$109,715	100%	$308,946	100%	$304,772	100%
*During the first quarter of fiscal 2016, we realigned our end market categories to group Computing with Communications rather than with Industrial, as had been the previous grouping. Prior periods have been reclassified to match current period presentation.

Revenue from the Communications and Computing end market decreased by 15% for both the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, and for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. For both periods the decline was primarily in programmable products, and was across a general cross section of communications and modestly in our largest computing customer. We also saw a significant decline, from the third quarter of fiscal 2015 to the third quarter of fiscal 2016, for application specific standard products ("ASSPs") in a wireless application. The decrease for the first nine months of fiscal 2016 is predominately due to a decrease in demand for programmable products, as the China 4G-LTE build out, which carried into 2015, was not repeated in 2016.

Revenue from the Mobile and Consumer end market decreased 4% for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, and decreased 12% for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. The decrease for both periods was predominately due to a decrease in ASSP shipments offset by an increase in new programmable production volume for a major mobile handset provider that started in second quarter of fiscal 2016 and ramped to full production in third quarter of fiscal 2016.

Revenue from the Industrial and Automotive end market increased approximately 43% for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, and increased 36% for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. For both periods this increase is due to line item reduction and complex programmable logic device ("CPLD") conversions affecting both Americas and Europe.

Revenue from the Licensing and Services end market decreased 7% for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. The increase of 18% for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was due to the inclusion of Licensing and Services revenue for the full period of the first nine months of fiscal 2016 relative to only an approximately 29-week period in the first nine months of fiscal 2015 as a result of Silicon Image acquisition timing. As a result of the amended model for sharing revenue and the change to our role as agent for the HDMI consortium, we will be entitled to a reduced share of adopter fees paid by parties adopting the HDMI standard in 2017.

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

The composition of our revenue by geography for the third quarter and first nine months of fiscal 2016 and fiscal 2015, based on ship-to location, was as follows:

	Three Months Ended				Nine Months Ended
(In thousands)	October 1, 2016		October 3, 2015		October 1, 2016		October 3, 2015
Asia	$83,797	74%	$86,443	79%	$216,964	70%	$232,372	76%
Europe	13,111	12	13,061	12	43,849	14	43,005	14
Americas	16,317	14	10,211	9	48,133	16	29,395	10
Total revenue	$113,225	100%	$109,715	100%	$308,946	100%	$304,772	100%

Revenue in Asia decreased 3% for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, and decreased 7% for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. Asia revenue for both periods is heavily affected by revenue from both the Mobile and Consumer and the Communications and Computing end markets. The Mobile and Consumer end market in Asia was affected by declines in Digital Television ("DTV") and Home Theater related devices that was substantially offset by mobile handset production volumes for a major handset provider using programmable products.

Revenue in Europe was relatively flat for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, and increased 2% for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. Modest revenue increases in both periods were predominantly due to packaging line item reduction and related CPLD conversions.

Revenue from the Americas increased 60% for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, and increased 64% for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. Revenue increases in both periods were predominantly due to packaging line item reduction and related CPLD conversions.

Revenue from End Customers

Our top five end customers constituted approximately 32% of our revenue for the third quarter of fiscal 2016, compared to approximately 31% for the third quarter of fiscal 2015. Our top five end customers constituted approximately 25% of our revenue for the first nine months of fiscal 2016, compared to approximately 33% for the first nine months of fiscal 2015, primarily due to a more diverse customer base.

Our largest end customer accounted for approximately 14% of total revenue in the third quarter of fiscal 2016 and 7% of total revenue in the first nine months of fiscal 2016. Our largest end customer accounted for approximately 9% of total revenue in the third quarter of fiscal 2015 and approximately 11% of total revenue first nine months of fiscal 2015. No other customers accounted for more than 10% of total revenue during these periods.

Revenue from Sell-Through Distributors

Sales through distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to resale of products by our primary sell-through distributors for the third quarter of fiscal 2016 and fiscal 2015, respectively, was as follows:

	% of Total Revenue Three Months Ended		% of Total Revenue Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Arrow Electronics Inc.	20%	19%	25%	20%
Weikeng Group	26	13	18	13
All others	16	14	15	12
All sell-through distributors	62%	46%	58%	45%

Revenue from sell-through distributors increased to 62% of total revenue in the third quarter of fiscal 2016 from 46% in the third quarter of fiscal 2015. Revenue from sell-through distributors increased to 58% of total revenue in the first nine months of fiscal 2016 from 45% in the first nine months of fiscal 2015. In each case, the increase on a percentage basis of revenue from sell-through distributors was due to an increase in new programmable production volume for a major mobile handset provider through a sell-through distributor in 2016, as well as declines in channels other than sell-through distributors from 2015 levels, mainly due to declines in DTV and Home Theater related devices and handset content revenues.

Gross Margin

The composition of our gross margin, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2016 and 2015, respectively, was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Gross margin	$67,424	$59,849	$182,954	$165,807
Percentage of net revenue	59.5%	54.5%	59.2%	54.4%
Product gross margin %	55.6%	49.9%	55.3%	50.7%
Licensing and services gross margin %	99.0%	96.0%	98.0%	97.0%

For the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, gross margin increased by 5.0 percentage points. For the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015, gross margin increased by 4.8 percentage points. In both periods, the primary contributor to the increase in product gross margin was the reduced amortization in the current year of purchase price accounting adjustments (now substantially completed) associated with the sell-through of acquired inventory and deferred revenue, along with a more favorable mix among our product groups, partially resulting from packaging line item reduction and related CPLD conversions.

For the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, decreases in the effective overhead accounted for approximately 3.4 percentage points of the improvement while a one-time recovery of pre-production materials expensed in earlier quarters accounted for approximately 1.1 percentage points of the improvement. Additionally, the three-month comparison benefited from the reduced amortization in the current year of purchase price accounting adjustments (now completed) associated with the sell-through of acquired inventory and deferred revenue, which added approximately 0.8 percentage points to the gross margin.

For the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015, improved mix added 1.5 percentage points to gross margin while lower overhead rates contributed another 1.4 percentage points to the improvement. Additionally, the nine-month comparison benefited from the reduced amortization in the current year of purchase price accounting adjustments (now completed) associated with the sell-through of acquired inventory and deferred revenue, which added 1.7 percentage points to the gross margin.

Because of its higher margin, the licensing and services portion of our overall revenue can have a disproportionate impact on gross margin and profitability. For programmable and standard products, we expect that product, end market, and customer mix will subject our gross margin to fluctuation, while we expect downward pressure on average selling price to adversely affect our gross margin in the future. If we are unable to realize additional or sufficient product cost reductions in the future to balance changes in product and customer mix, we may experience degradation in our product gross margin.

Operating Expenses

Research and Development Expense

The composition of our research and development expense, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2016 and 2015, respectively, was as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015	% change	October 1, 2016	October 3, 2015	% change
Research and development	$27,747	$37,619	(26)	$91,270	$104,813	(13)
Percentage of net revenue	24.5%	34.3%		29.5%	34.4%
Mask costs included in Research and development	$388	$2,415	(84)	$2,932	$5,360	(45)

Research and development expense includes costs for compensation and benefits, stock compensation, development masks, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software to support new products.

The decrease in research and development expense for both the third quarter and first nine months of fiscal 2016 compared to the third quarter and first nine months of fiscal 2015 is due mainly to the restructuring and integration of operations undertaken since the acquisition of Silicon Image, predominantly headcount reductions and site consolidations, along with reductions in mask costs, time-based licenses, and outside services, partially offset by higher bonus expenses.

We believe that a continued commitment to research and development is essential to maintaining product leadership and providing innovative new product offerings and, therefore, we expect to continue to make significant future investments in research and development.

Selling, General, and Administrative Expense

The composition of our selling, general, and administrative expense, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2016 and 2015 was as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015	% change	October 1, 2016	October 3, 2015	% change
Selling, general, and administrative	$29,244	$23,819	23	$75,857	$73,096	4
Percentage of revenue	25.8%	21.7%		24.6%	24.0%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses.

The increase in selling, general, and administrative expense for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, as well as in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015, is due mainly an increase in bad debt expense related to the bankruptcy of one of our distributor groups, partially offset by the restructuring and integration of operations undertaken since the acquisition of Silicon Image, predominantly headcount reductions and site consolidations.

Amortization of Acquired Intangible Assets

The composition of our amortization of acquired intangible assets, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2016 and 2015 was as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015	% change	October 1, 2016	October 3, 2015	% change
Amortization of acquired intangible assets	$8,260	$8,941	(8)	$25,292	$20,824	21
Percentage of revenue	7.3%	8.1%		8.2%	6.8%

For the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, amortization of acquired intangible assets decreased due to the reduction of certain intangibles as a result of an impairment charge in late 2015 and the sale of Qterics in April 2016. For the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015, amortization of acquired intangible assets increased due to the inclusion of additional amortization expense from new intangible assets acquired in con-nection with our acquisition of Silicon Image for the full period of the first six months of fiscal 2016 relative to only an approximately 29-week period in the first six months of fiscal 2015, partially offset by the reduction of certain intangibles previously described.

Restructuring Charges

The composition of our restructuring charges, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2016 and 2015 was as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015	% change	October 1, 2016	October 3, 2015	% change
Restructuring charges	$317	$6,818	(95)	$8,316	$15,780	(47)
Percentage of revenue	0.3%	6.2%		2.7%	5.2%

Restructuring charges include expenses resulting from reductions in our worldwide workforce and consolidation of our facilities, cancellation of software contracts, and engineering tools.

In March 2015, our Board of Directors approved an internal restructuring plan (the "March 2015 Plan"), in connection with our acquisition of Silicon Image. The March 2015 Plan was designed to realize synergies from the acquisition by eliminating redundancies created as a result of combining the two companies. The March 2015 Plan is substantially complete subject to certain remaining expected costs that we do not expect to be material and which will be expensed as incurred under U.S. GAAP rules through the first quarter of fiscal 2017, and any changes in sublease assumptions should they occur. The March 2015 Plan has incurred approximately $19.6 million of total expense through October 1, 2016. We expect the total cost of the March 2015 Plan to be approximately $21.0 million.

In September 2015, we implemented a further reduction of our worldwide workforce (the "September 2015 Reduction") separate from the March 2015 Plan. The September 2015 Reduction was designed to resize the company in line with the market environment and to better balance our workforce with the long-term strategic needs of our business. The September 2015 Plan is substantially complete, subject to certain remaining expected costs, which we do not expect to be material but which will be expensed as incurred under U.S. GAAP rules through the first quarter of fiscal 2017. The September 2015 Reduction has incurred approximately $8.0 million of total expense through October 1, 2016. We expect the total cost of the September 2015 Plan to be approximately $9.0 million.

The $6.5 million decrease in restructuring expense in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 is driven by significant headcount-related, lease and systems restructuring charges in the prior year quarter under the March 2015 Plan and the September 2015 Reduction, not recurring in the current quarter.

The $7.5 million decrease in restructuring expense for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 is primarily the result of decreased headcount related restructuring charges in the current year partially offset by the final charge for the full vacancy of our Sunnyvale site, restructuring expenses related to asset sales and other costs expensed as incurred under U.S. GAAP accounting rules, all occurring in the current year.

Acquisition Related Charges

The composition of our acquisition related charges, including as a percentage of revenue, for the third quarter of fiscal 2016 and 2015 was as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015	% change	October 1, 2016	October 3, 2015	% change
Acquisition related charges	$—	$610	(100)	$94	$22,078	(100)
Percentage of revenue	—%	0.6%		—%	7.2%

Acquisition related charges include severance and professional fees directly related to acquisitions. For the third quarter and first nine months of fiscal 2016, acquisition related charges were negligible. This is compared to the third quarter and first nine months of fiscal 2015 where, in addition to professional fees, we also incurred substantial fees for severance and stock compensation costs related to change of control payments to departing executives.

Impairment of Intangible Assets

In September 2016, the founders of the HDMI consortium ("Founders"), of which we are a member, updated the Founders Agreement as part of a regular amendment process resulting in changes to our role as agent for the HDMI consortium and to the model for sharing adopter fee revenues. Lattice has historically served the role of the HDMI Licensing Agent via a wholly owned subsidiary, HDMI Licensing LLC. Under the terms of the amendment agreement, a new independent entity will act as the HDMI Licensing Agent and will be responsible for licensing and the distribution of royalties among Founders; Lattice will continue to serve the role of Agent until the appointment of the new licensing agent, which is expected to occur in fiscal 2017. As a result of the amended model for sharing revenue, we will be entitled to a reduced share of adopter fees paid by parties adopting the HDMI standard. We determined that this modification constituted an impairment indicator related to the intangible assets associated with future HDMI adopter fees. Our assessment of the new value of these intangible assets concluded that they had been impaired as of October 1, 2016, and we recorded a $7.9 million non-cash impairment charge in the Consolidated Statements of Operations. We do not anticipate any future cash expenditures related to this impairment. No impairment charges related to intangible assets were recorded for the first nine months of 2015 as no indicators of impairment were present.

Interest Expense

Interest expense, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2016 and 2015 was as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015	% change	October 1, 2016	October 3, 2015	% change
Interest expense	$(5,235)	$(5,754)	(9)	$(15,257)	$(12,870)	19
Percentage of revenue	(4.6)%	(5.2)%		(4.9)%	(4.2)%

The slight decrease in interest expense for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was primarily driven by decreased amortization of the original issue discount and debt issuance costs related to our long-term debt. This amortization is based on the effective interest method and the decrease was the result of a change in the expected annual excess cash flow payments on the debt. See the Credit Arrangements section under Liquidity and Capital Resources for further discussion of the debt.

The increase in interest expense for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was primarily driven by the interest expense related to our debt acquired to partially fund the Silicon Image acquisition. This interest expense is comprised of contractual interest and amortization of original issue discount and debt issuance costs and was recognized for the first nine months of fiscal 2016 versus only an approximately 29-week period in the first nine months of fiscal 2015. The latter shorter period was the result of the Silicon Image acquisition date late in the first quarter of fiscal 2015.

Other Income (Expense), Net

The composition of our other income (expense), net, including as a percentage of revenue, for the third quarter and first nine months of fiscal 2016 and 2015 was as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015	% change	October 1, 2016	October 3, 2015	% change
Other income (expense), net	$209	$(841)	+100%	$3,558	$(1,095)	+100%
Percentage of revenue	0.2%	(0.8)%		1.2%	(0.4)%

For the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, the increase in other income (expense), net is primarily driven by the loss on sale of assets in the prior year quarter, not recurring in the current quarter, combined with decreased foreign exchange losses in the current quarter. For the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015, the increase in other (expense) income, net is driven by a combination of the $2.6 million gain on the sale of Qterics to an unrelated third party in the second quarter of fiscal 2016, decreased foreign exchange losses in the current quarter, proceeds received from the bankruptcy settlement distribution of a prior customer in the first quarter of fiscal 2016, and the loss on sale of assets in the prior year, not recurring in the current year.

Income Taxes

The composition of our income taxes for the third quarter and first nine months of fiscal 2016 and 2015 was as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015	% change	October 1, 2016	October 3, 2015	% change
Income tax expense	$971	$309	214	$7,410	$29,030	(74)

Our tax expense for the third quarter of fiscal 2016 increased as compared to the third quarter of fiscal 2015 primarily due to the timing of the recognition of foreign withholding taxes. Our overall tax expense for the first nine months of fiscal 2016, compared to the first nine months of fiscal 2015 decreased primarily due to the recording of a valuation allowance in 2015 resulting in an increase to the tax provision of $21 million.

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

Equity in net loss of an unconsolidated affiliate

As of October 1, 2016, we held a 22.7% preferred stock ownership interest in a privately-held company that designs human-computer interaction technology for a total investment of $6.0 million. Due to the level of our ownership interest and after considering the nature of our participation in the management of and interaction with the investee, we have determined that we have the ability to exert significant influence over the investee. Accordingly, we have accounted for the investment using the equity method and have recognized our proportionate share of the investee's net loss, amounting to $0.4 million and $1.1 million for the third quarter and first nine months of fiscal 2016, respectively, in the Consolidated Statements of Operations. Through October 1, 2016, we have reduced the value of our investment by approximately $1.6 million, representing our proportionate share of the privately-held company’s net loss accumulated to that date.

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

We believe that our financial resources will be sufficient to meet our working capital needs through at least the next 12 months. As of October 1, 2016, we did not have significant long-term commitments for capital expenditures. In the future, and to the extent our Credit Agreement permits, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, completing other acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain equity or additional debt financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain equity or additional debt financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs, which financing may now be more difficult to obtain in light of our indebtedness related to the Credit Agreement.

Cash and cash equivalents and Short-term marketable securities

(In thousands)	October 1, 2016	January 2, 2016	$ Change
Cash and cash equivalents	$87,163	$84,606	$2,557
Short-term marketable securities	11,751	17,968	(6,217)
Total Cash and cash equivalents and Short-term marketable securities	$98,914	$102,574	$(3,660)

As of October 1, 2016, we had total cash and cash equivalents and short-term marketable securities of $98.9 million, of which approximately $57.6 million in cash and cash equivalents was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of October 1, 2016, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in cash and cash equivalents and short-term marketable securities of $3.7 million between January 2, 2016 and October 1, 2016 was primarily driven by $19.3 million in cash provided by operations and $2.0 million in proceeds received from the sale of the Qterics business unit, offset by $21.4 million of cash used in capital expenditures and payment for software licenses and $4.3 million cash used in the repayment of debt.

Accounts receivable, net

(In thousands)	October 1, 2016	January 2, 2016	Change
Accounts receivable, net	$93,946	$88,471	$5,475
Days sales outstanding - Overall	76	80	(4)
Days sales outstanding - Product	75	70	5
Days sales outstanding - Licensing and services	83	149	(66)

Accounts receivable, net as of October 1, 2016 increased by $5.5 million, or 6%, compared to January 2, 2016 due to an increase in revenues booked at the end of the quarter as compared to the last quarter of the prior year, partially offset by a $6.6 million increase in Allowance for Doubtful Accounts as a result of the notice from one of our distributor groups indicating a high likelihood of their bankruptcy. Overall days sales outstanding at October 1, 2016 was 76 days, a decrease of 4 days from 80 days at January 2, 2016. Days sales outstanding at October 1, 2016 related to Product revenue was 75 days, an increase of 5 days from 70 days at January 2, 2016. Days sales outstanding at October 1, 2016 related to Licensing and services revenue was 83 days, a decrease of 66 days from 149 days at January 2, 2016.

Inventories

(In thousands)	October 1, 2016	January 2, 2016	Change
Inventories	$80,540	$75,896	$4,644
Months of inventory on hand	5.3	4.8	0.5

Inventories as of October 1, 2016 increased $4.6 million, or 6%, compared to January 2, 2016 as a result of buildup in inventory for new product introductions, partially offset by reductions from packaging line item reduction and related CPLD conversions and from the consumption of older product line stocks. Months of inventory on hand increased to 5.3 months at October 1, 2016 from 4.8 months at January 2, 2016.

Credit Arrangements

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million, net of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the LIBOR, subject to a 1.00% floor, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 5.97%.

The Term Loan is payable through a combination of (i) quarterly installments of approximately $0.9 million which began on July 4, 2015, (ii) annual excess cash flow payments as defined in the Credit Agreement, which are due 95 days after the last day of our fiscal year, and (iii) any payments due upon certain issuances of additional indebtedness and certain asset dispositions, with any remaining outstanding principal amount due and payable on the Term Loan Maturity Date. The percentage of excess cash flow we are required to pay ranges from 0% to 75%, depending on our leverage and other factors as defined in the Credit Agreement. Currently, the Credit Agreement would require a 75% excess cash flow payment. In the second quarter of fiscal 2016, we made a required additional principal payment of $1.7 million due to the sale of Qterics. Over the next twelve months, our principal payments will be comprised mainly of regular quarterly installments along with an expected annual excess cash flow payment. While the Credit Agreement does not contain financial covenants, it does contain informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. We were in compliance with all such covenants at October 1, 2016.

As of October 1, 2016, we had no significant long-term purchase commitments for capital expenditures or existing used or unused credit arrangements.

Contractual Cash Obligations

There have been no significant changes to our contractual obligations outside of the ordinary course of business in the first nine months of fiscal 2016 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended January 2, 2016.

Off-Balance Sheet Arrangements

As of October 1, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
(unaudited)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Revenue Reconciliation
GAAP Revenue	$113,225	$109,715	$308,946	$304,772
Acquisition related deferred revenue effect (1)	—	361	—	5,091
Non-GAAP Revenue	$113,225	$110,076	$308,946	$309,863

Gross Margin Reconciliation
GAAP Gross margin	$67,424	$59,849	$182,954	$165,807
Acquisition related net deferred revenue effect (1) (2)	—	314	—	3,595
Acquisition related inventory fair value effect (3)	—	716	523	5,362
Stock-based compensation expense - gross margin	231	406	656	1,044
Non-GAAP Gross margin	$67,655	$61,285	$184,133	$175,808

Gross Margin % Reconciliation
GAAP Gross margin %	59.5%	54.5%	59.2%	54.4%
Cumulative effect of non-GAAP Gross Margin adjustments	0.3%	1.2%	0.4%	2.3%
Non-GAAP Gross margin %	59.8%	55.7%	59.6%	56.7%

Operating Expenses Reconciliation
GAAP Operating expenses	$73,434	$77,807	$208,695	$236,591
Amortization of acquired intangible assets	(8,260)	(8,941)	(25,292)	(20,824)
Restructuring charges	(317)	(6,818)	(8,316)	(15,780)
Acquisition related charges (4)	—	(610)	(94)	(22,078)
Impairment of intangible assets	(7,866)	—	(7,866)	—
Stock-based compensation expense - operations	(4,078)	(3,793)	(11,451)	(11,518)
Non-GAAP Operating expenses	$52,913	$57,645	$155,676	$166,391

Income (Loss) from Operations Reconciliation
GAAP Loss from operations	$(6,010)	$(17,958)	$(25,741)	$(70,784)
Acquisition related net deferred revenue effect (1) (2)	—	314	—	3,595
Acquisition related inventory fair value effect (3)	—	716	523	5,362
Stock-based compensation expense - gross margin	231	406	656	1,044
Amortization of acquired intangible assets	8,260	8,941	25,292	20,824
Restructuring charges	317	6,818	8,316	15,780
Acquisition related charges (4)	—	610	94	22,078
Impairment of intangible assets	7,866	—	7,866	—
Stock-based compensation expense - operations	4,078	3,793	11,451	11,518
Non-GAAP Income (loss) from operations	$14,742	$3,640	$28,457	$9,417

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
calculated values for GAAP and non-GAAP tax expense has been included as the “Estimated tax effect of non-GAAP adjustments.” Prior periods have been similarly recalculated to conform to the current presentation.

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
(unaudited)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Income (Loss) from Operations % Reconciliation
GAAP Loss from operations %	(5.3)%	(16.4)%	(8.3)%	(23.2)%
Cumulative effect of non-GAAP Gross Margin and Operating adjustments	18.3%	19.7%	17.5%	26.2%
Non-GAAP Income (loss) from operations %	13.0%	3.3%	9.2%	3.0%

Income Tax Expense Reconciliation
GAAP Income tax expense	$971	$309	$7,410	$29,030
Estimated tax effect of non-GAAP Adjustments (5)	2,389	2,182	438	(19,941)
Non-GAAP Income tax expense	$3,360	$2,491	$7,848	$9,089

Net Income (Loss) Reconciliation
GAAP Net loss	$(12,414)	$(24,862)	$(45,935)	$(113,779)
Acquisition related net deferred revenue effect (1) (2)	—	314	—	3,595
Acquisition related inventory fair value effect (3)	—	716	523	5,362
Stock-based compensation expense - gross margin	231	406	656	1,044
Amortization of acquired intangible assets	8,260	8,941	25,292	20,824
Restructuring charges	317	6,818	8,316	15,780
Acquisition related charges (4)	—	610	94	22,078
Impairment of intangible assets	7,866	—	7,866	—
Stock-based compensation expense - operations	4,078	3,793	11,451	11,518
Gain on sale of Qterics	—	—	(2,646)	—
Estimated tax effect of non-GAAP Adjustments (5)	(2,389)	(2,182)	(438)	19,941
Non-GAAP Net income (loss)	$5,949	$(5,446)	$5,179	$(13,637)

Net Income (Loss) Per Share Reconciliation
GAAP Net loss per share - basic and diluted	$(0.10)	$(0.21)	$(0.38)	$(0.97)
Cumulative effect of Non-GAAP adjustments	0.15	0.16	0.42	0.85
Non-GAAP Net income (loss) per share - basic and diluted	$0.05	$(0.05)	$0.04	$(0.12)

Shares used in per share calculations:
Basic	120,584	117,669	119,596	117,151
Diluted - GAAP	120,584	117,669	119,596	117,151
Diluted - non-GAAP (6)	122,236	117,669	121,232	117,151

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
(6) Diluted shares are calculated using the GAAP treasury stock method. In a loss position, diluted shares equal basic shares.

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

At October 1, 2016 and January 2, 2016, we had forward contracts for Japanese yen of $1.3 million and $3.3 million, respectively. The net fair value of these contracts was unfavorable by less than $0.1 million at both October 1, 2016 and January 2, 2016. A hypothetical 10% unfavorable exchange rate change in the yen against the U.S. dollar would have resulted in an unfavorable change in net fair value of $0.2 million and $0.4 million at October 1, 2016 and January 2, 2016, respectively. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

Interest Rate Risk

At October 1, 2016, we had $343.1 million outstanding on the $350 million gross term loan outstanding under our Credit Agreement, with a variable contractual interest rate based on the 3-month LIBOR as of October 1, 2016, subject to a 1.00% floor, plus a spread of 4.25%. A hypothetical 10% increase in the 3-month LIBOR would not have increased the 3-month LIBOR above this 1.00% floor used in the interest rate calculation, and thus would not have had an impact on Interest expense for the nine month period ended October 1, 2016.

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

Changes in Internal Control over Financial Reporting

On March 10, 2015, we acquired Silicon Image, which operated under its own set of systems and internal controls. Management excluded the Silicon Image control environment from its assessment of internal controls over financial reporting for the fiscal year ended January 2, 2016. During the current period, the full control environment includes Silicon Image's systems and much of its continuing control environment, which we are maintaining until we are able to incorporate those processes into our planned implementation of a new company-wide enterprise resource planning ("ERP") system at the beginning of fiscal 2017. We are currently preparing for updates to our control environment in anticipation of this integration and ERP transition. This plan was reviewed as part of management's evaluation and conclusion noted in "Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures" above in Item 4.

Other than as described above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15(d) - 15(f) under the Exchange Act) that occurred during the third quarter or first nine months of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The announcement and pendency of our proposed acquisition by Parent could materially adversely affect our business, financial condition, and results of operations.

The announcement and pendency of our proposed acquisition by Parent could disrupt our business and create uncertainty about our future, which could have a material and negative impact on our business, financial condition, and results of operations, regardless of whether the acquisition is completed. These risks to our business, all of which could be exacerbated by any delay in the closing of the acquisition, include:

•
restrictions in the Merger Agreement on the conduct of our business prior to the closing of the acquisition, which prevent us from taking specified actions without the prior consent of Parent, which actions we might otherwise take in the absence of the Merger Agreement;

•
the attention of our management may be directed towards the closing of the acquisition and may be diverted from our day-to-day business operations, and matters related to the acquisition may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us;

•
our customers, suppliers and other third parties may decide not to renew or seek to terminate, change or renegotiate their relationships with us, whether pursuant to the terms of their existing agreements with us or otherwise;

•	our employees may experience uncertainty regarding their future roles, which might adversely affect our ability to retain, recruit and motivate key personnel; and

•	potential litigation relating to the merger and the related costs.

Any of these matters could adversely affect our stock price, business, financial condition, results of operations, or business prospects.

The parties may be unable to satisfy the conditions to the closing of our acquisition by Parent and the acquisition may not be consummated, and the failure of the acquisition to be completed may adversely affect our business and our share price.

Consummation of our acquisition by Parent is subject to various closing conditions, including, among other things, (i) the adoption of the Merger Agreement by our stockholders, (ii) the absence of any legal restraints or prohibitions on the consummation of the Merger, and (iii) approval from the Committee on Foreign Investment in the United States (CFIUS), expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other regulatory approvals. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement and the obligation of Parent to consummate the Merger is also conditioned upon our not having suffered a Company Material Adverse Effect (as defined in the Merger Agreement). These and other conditions to the consummation of the Merger may fail to be satisfied. In addition, satisfying the conditions to the Merger may take longer than we and Parent currently expect. The satisfaction of all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Thus, there can be no assurance that the conditions to the Merger will be satisfied or waived or that the Merger will be consummated.

In addition, the Merger Agreement may be terminated under specified circumstances, including by Parent upon a change in the recommendation of our board of directors in connection with our entering into an acquisition agreement with respect to a Superior Proposal (as defined in the Merger Agreement). Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•
our current stock price likely reflects a market assumption that the proposed acquisition will occur, meaning that a failure to complete the proposed transaction could result in a decline in the price of our common stock;

•	we may be subject to legal proceedings related to the Merger;

•	the failure of the Merger to be consummated may result in negative publicity and a negative impression of us in the investment community;

•
any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the Merger is not consummated;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures;

•	we may be required to pay a termination fee of $34.18 million if the Merger Agreement is terminated under certain circumstances;

•	we expect to incur substantial transaction costs in connection with the proposed transaction, whether or not it is completed; and

•
we may not be entitled to receive a termination payment from Parent in all circumstances where the Merger Agreement is terminated due to Parent’s breach of its obligations under the Merger Agreement or where we fail to obtain CFIUS approval.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated at all or within the expected timeframe.

Lawsuits may be filed against us, our Board of Directors and other parties to the Merger Agreement, challenging our acquisition by Parent. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that no order will be in effect that prevents, makes illegal or prohibits the consummation of the Merger. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

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

A significant portion of our revenue depends on sales to a limited number of customers. To date in fiscal 2016, our top two end customers, Huawei Technologies Co. Ltd. and a major mobile handset provider, account for 7% and 6%, respectively, of our total revenue. During fiscal 2015, our top two end customers, Samsung Electronics Co., Ltd. and Huawei Technologies Co. Ltd, accounted for 9% and 8%, respectively, of our total revenue. Additionally, to date in fiscal 2016, our top five end customers account for approximately 25% of our total revenue, which is up from fiscal 2015, during which our top five end customers accounted for approximately 32% of our total revenue. If any of these relationships were to diminish, if these customers were to develop their own solutions or adopt alternative solutions or competitors' solutions, or if our relationship with any future customer which accounts for a significant portion of our revenue were to diminish due to these factors, our results could be adversely affected.

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

•	our liquidity and/or capital structure may be adversely impacted;

•	our strategic investments may not perform as expected;

•	we may experience unexpected changes in how we are required to account for our acquisitions and strategic investments pursuant to U.S. GAAP;

•	we may have difficulty integrating acquired entities into our global tax structure with potentially negative impacts on our effective tax rate;

•	if the acquisition or strategic investment does not perform as projected, we might take a charge to earnings due to impaired goodwill;

•	we may divest certain assets of acquired businesses, leading to charges against earnings;

•	we may experience unexpected negative responses from vendors or customers to the acquisition, which may adversely impact our operations; and

•	we may have difficulty integrating the processes and control environment from Silicon Image.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and to test goodwill and long-lived assets, including amortizable intangible assets, for impairment at any other time that circumstances arise indicating the carrying value may not be recoverable. For purposes of testing for impairment, the Company operates as one reporting unit: the core Lattice ("Core") business, which includes intellectual property and semiconductor devices. Qterics, a discrete software-as-a-service business unit, was previously an immaterial operating segment in the Lattice legal entity structure. Following our assessment of goodwill and long-lived asset impairment in the fourth quarter of 2015, we concluded that goodwill and long-lived assets had been impaired in the Qterics segment. As a result, we recorded impairment charges related to goodwill and intangible assets in the Qterics segment amounting to $12.7 million and $9.0 million, respectively, in the Consolidated Statements of Operations for the year ended January 2, 2016. In the third quarter of 2016, we determined that the amendment to the HDMI Founders Agreement constituted an impairment indicator in the Core segment related to the intangible assets associated with future HDMI adopter fees. Our assessment of the new value of these intangible assets concluded that they had been impaired as of October 1, 2016, and we recorded a $7.9 million non-cash impairment charge in the Consolidated Statements of Operations. No impairment charges were recorded for the Core segment in fiscal 2015. There is no assurance that future impairment tests will indicate that goodwill will be deemed recoverable.

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

Our future growth and the success of new product introductions depend upon numerous factors, including:

•	timely completion and introduction of new product designs;

•	ability to generate new design opportunities and design wins, including those which result in sales of significant volume;

•	availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;

•	ability to utilize advanced manufacturing process technologies;

•	achieving acceptable yields and obtaining adequate production capacity from our wafer foundries and assembly and test subcontractors;

•	ability to obtain advanced packaging;

•	availability of supporting software design tools;

•	utilization of predefined IP logic;

•	market acceptance of our MHL-enabled and wireless mobile products, and our 60 GHz wireless products;

•	customer acceptance of advanced features in our new products;

•	availability of competing alternative technologies; and

•	market acceptance of our customers' products.

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

A number of factors, including how products are manufactured to support the consumer market segment, yield, wafer pricing, cost of packaging raw materials, product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or end market mix, and pricing strategies, can cause our gross margins to fluctuate significantly either positively or negatively from period to period. In addition, forecasting our gross margins is difficult because a significant portion of our business is based on turns within the same quarter.

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

Certain portions of our business operate within a market that is dominated by a few key OEMs. These OEMs could play a role in driving the growth of our business or could prevent our growth through deliberate or non-deliberate action. We do not have a presence in the Windows eco-system or in all iOS or Android devices. Our success and ability to grow depend upon our ability to continue to be successful within the iOS and Android eco-systems or gain significant traction within the Windows eco-system. Failure to maintain and grow our presence in these key eco-systems could adversely affect unit volumes.

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

We depend on subcontractors to assemble, test, and ship our products with acceptable quality and yield levels. Our operations and operating results may be adversely affected if we experience problems with our subcontractors that impact the delivery of product to our customers. Those problems may include: prolonged inability to obtain wafers or packaging materials with competitive performance and cost attributes; inability to achieve adequate yields or timely delivery; disruption or defects in assembly, test, or shipping services; or delays in stabilizing manufacturing processes or ramping up volume for new products. Economic conditions may adversely impact the financial health and viability of our subcontractors and result in their inability to meet their commitments to us resulting in product shortages, quality assurance problems, reduced revenue, and/or increased costs which could negatively impact our financial condition and results of operations.

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

Our participation in HDMI and MHL has included our acting as agent for these consortia for which we have been receiving adopter fees. We will no longer be acting as agent for the HDMI standard and there is no guarantee that we will continue to act as agent for the MHL standard. Starting in 2017, we will lose HDMI adopter fees and we could in the future lose MHL adopter fees.

Through our wholly owned subsidiary, HDMI Licensing, LLC, we have acted as agent of the HDMI consortium and are responsible for promoting and administering the specification. We received all of the adopter fees paid by adopters of the HDMI specification in connection with our role as agent. In September 2016, we agreed to restructure our role as agent with the members of the HDMI consortium. The agreement paved the way for the appointment of a new agent which we anticipate will likely occur by the first quarter of fiscal 2017. As a result of this appointment, we will no longer serve as agent for the consortium and we will be entitled to a reduced share of adopter fees paid by parties adopting the HDMI standard.

In addition, we have been informed by another member of the HDMI consortium that it asserts a claim for payment to the other HDMI consortium founders of their respective shares of any HDMI adopter fees not used by us in the marketing and other activities in furtherance of the HDMI standard. The consortium member has previously indicated its belief that the HDMI founders enjoy a right to these funds but has never pursued such claim. If a determination was made that there were excess adopter fees or if it was determined that we were obligated to share such fees with other consortium members, it could negatively impact our financial position. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any financial consequences to us.

We share HDMI royalties with the other HDMI founders based on an allocation formula, which is reviewed every three years. The current royalty sharing formula covers the period from January 1, 2014 through December 31, 2016. Our portion of the royalty allocation has declined for the last several years. In 2015, we received between 24% and 25% of the royalty allocation, and for 2016, we expect to receive approximately 20% of the royalty allocation. The royalty allocation for 2017 and future years is not yet known, but if the level continues to decline, our financial performance could be adversely affected.

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

Moreover, our financial condition and results of operations could be affected in the event of political instability, including as a result of the United Kingdom referendum on June 23, 2016, in which voters approved an exit from the European Union (commonly referred to as "Brexit"), terrorist activity, U.S. or other military actions, or economic crises in countries where our main wafer suppliers, end customers, contract manufacturers, and logistics providers are located.

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

In addition, effective with the announcement of the proposed merger contemplated by the Merger Agreement with Parent and Merger Sub, providing for the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent, the Company has discontinued the provision of forward-looking revenue and gross margin guidance.

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

Accordingly, certain companies that implement these specifications in their products may use specific elements of our intellectual property to compete with us. Although in the case of the HDMI and MHL consortia, there are annual fees and royalties associated with the adopters’ use of the technology, we make no assurance that our shares of such annual fees and royalties will adequately compensate us for having to license or refrain from asserting our intellectual property. In September 2016, we agreed to restructure our role as agent with the members of the HDMI consortium. The agreement paved the way for the appointment of a new agent which we anticipate will likely occur by the first quarter of fiscal 2017. As a result of this appointment, we will no longer serve as agent for the consortium and we will be entitled to a reduced share of adopter fees paid by parties adopting the HDMI standard.

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

We rely in part on various information technology ("IT") systems to manage our operations, including financial reporting, and we regularly make changes to improve them as necessary by periodically implementing new, or upgrading or enhancing existing, operational and IT systems, procedures, and controls. We are undergoing a significant integration and systems implementation as we integrate the operations and systems of Silicon Image into our operations and systems following the acquisition. Our current implementation has been delayed to 2017. Such a delay in the implementation of, or disruption in the transition to or integration of, new or enhanced systems, procedures, or controls, could harm our ability to record and report financial and management information on a timely and accurate basis, and could impact our internal control compliance efforts especially because Silicon Image is now in scope for SOX testing in 2016. In addition, we are presently upgrading our main enterprise resource planning system, which if not completed on time and as planned, could result in cost overruns or limit our ability to manufacture and ship products as planned. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties or delays in managing and integrating them could result in excessive cost or business disruption.

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

1.1
Agreement and Plan of Merger, dated as of November 3, 2016, by and among the Company, Parent and Merger Sub (Incorporated by reference to Exhibit 1.1 filed with the Company’s Current Report on Form 8-K filed November 3, 2016).

3.1	The Company’s Restated Certificate of Incorporation filed, as amended on June 4, 2009 (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed June 4, 2009).

3.2	The Company’s Bylaws, as amended and restated as of June 4, 2009 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed June 4, 2009).

3.3
Amendment to the Company’s Bylaws, as amended and restated, as of November 2, 2016 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed November 3, 2016).

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

Date: November 10, 2016