Form 10-K
period 2016-12-31
LATTICE SEMICONDUCTOR CORP
filed 2017-03-01
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
or
o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer o	Accelerated filer [X]
Non-accelerated filer o	Smaller reporting company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No [X]
Aggregate market value of voting stock held by non-affiliates of the registrant as of July 2, 2016	$494,446,306
Number of shares of common stock outstanding as of February 27, 2017	121,748,458

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the 2017 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

LATTICE SEMICONDUCTOR CORPORATION
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These involve estimates, assumptions, risks and uncertainties. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements.

Examples of forward-looking statements include, but are not limited to, statements about: our strategies and beliefs regarding the markets we serve or may serve; growth opportunities and growth in markets we may serve; the advantages our products provide to our customers, including faster time to market and advanced features in an increasingly intense global technology market; our competitive advantage over our competitors; our future product development and marketing plans; our intention to continually introduce new products and enhancements and reduce manufacturing costs; our belief that video consumption will continue to grow and how our product portfolio will allow us to reach new markets; our plans to introduce new product families in high-growth market niches where we believe that we have sustainable and differentiated positions; the anticipation that we will become increasingly dependent on revenue from newer products; our expectations regarding customer preferences and product use; acceptance of our devices; our expectations that a significant portion of our revenue will continue to be dependent on the Mobile and Consumer, Communications and Computing, and Industrial and Automotive end markets; the Asia Pacific market being the primary source of our revenue; a significant portion of our revenue being through our sell-through distributors; our expectations regarding seasonal and economic trends; our estimates and judgment to reconcile distributors’ inventories; our making significant future investments in research and development; the costs of making and developing various products; our expectation that we will continue to transition to increasingly smaller geometry process technologies; our ability to maintain or develop successful foundry relationships to produce new products; the adequacy of assembly and test capacity commitments; the impact of products, customers and downward pressure on pricing and effects on gross margin; expected synergies from the acquisition of Silicon Image; the expected cost and timing of our internal restructuring plans; our expectations regarding protection of and defenses to claims against our intellectual property; our defenses to claims and the finalization and settlement of litigation or administrative proceedings; the impact of our global tax structure and expectations regarding taxes and tax adjustments; our ability to forecast future sales and the relative product mix of those revenues; our expectation regarding the sufficiency of our financial resources to meet our working capital needs through at least the next 12 months; our expectation that we may consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings; our belief that our business as a whole is not materially dependent on any particular license or group of licenses; the impact of new accounting pronouncements; our beliefs concerning the adequacy of our liquidity and facilities, and our ability to meet our operating and capital requirements and obligations; our continued participation in consortia that develop and promote the High-Definition Multimedia Interface ("HDMI"), Mobile High-Definition Link ("MHL") and WirelessHD specifications, and our participation in other standard setting initiatives and deep engagement with the standards bodies; the effect of termination of our agent functions regarding the HDMI consortium, related reduction in adopter fees, and impairment charges; our ability to implement a company-wide enterprise resource planning system; any other changes in the agreements relating to various intellectual property or standards consortia and their sharing of past or present fees or royalties; and our expectation that the proposed acquisition of the outstanding shares of the Company by Canyon Bridge Acquisition Company, Inc. will occur in early 2017.

Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements included global economic conditions and uncertainty, the concentration of our sales in the Mobile and Consumer and Communications and Computing end markets, particularly as it relates to the concentration of our sales in the Asia Pacific region, market acceptance and demand for our new products, our ability to license our intellectual property, any disruption of our distribution channels, the impact of competitive products and pricing, unexpected charges, delays or results relating to our restructuring plans, unexpected changes to our implementation of a company-wide enterprise resource planning system, the effect of the downturn in the economy on capital markets and credit markets, unanticipated taxation requirements or positions of the U.S. Internal Revenue Service, or unexpected impacts of recent accounting guidance. In addition, actual results are subject to other risks and uncertainties that relate more broadly to our overall business, including those more fully described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.

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

Our historic focus was on the programmable logic devices (PLDs). In 2011, we made the strategic decision to competitively differentiate from other established programmable logic companies with ultra-low power and ultra-small sized field programmable gate array (FPGA) solutions, a type of PLD. As a result, we acquired a leader in this technology, SiliconBlue Technologies, Inc. In 2015, we extended our capabilities beyond PLDs with the acquisition of Silicon Image, Inc. and its portfolio of standards-driven Video Connectivity application specific standard products (ASSPs), 60 GHz mmWave devices, and associated intellectual property (IP). We believe that video consumption will continue to grow and our broader product portfolio will allow us to reach markets that we could not previously access. Video expertise combined with FPGA-based hardware acceleration and both wired and wireless ways to distribute data allow us to penetrate new markets.

Our results for the year ended January 2, 2016 (fiscal 2015) include the results of Silicon Image for the approximately 10-month period from March 11, 2015 through January 2, 2016. Results presented for periods prior to fiscal 2015 are those historically reported for Lattice only. Our results for the year ended December 31, 2016 fully include the results of Silicon Image.

Our Markets and Customers

We sell globally into three markets: Mobile and Consumer, Communications and Computing, and Industrial and Automotive.

In the Mobile and Consumer Market, you can find our solutions making consumer products smarter and thinner, including: smartphones, tablets and e-readers, wearables, accessories such as chargers and docks, smart home devices, Virtual Reality (VR) headsets, Ultra High-Definition (UHD) TVs, digital SLR cameras, drones, and other connected devices.

Our Mobile and Consumer customers are driven by the need to deliver richer and more responsive experiences. They typically require:

•	More intelligence and computing power. Products need to be always-on and always-aware.

•	Longer battery lives for handheld devices and reduced energy consumption for plugged-in devices.

•	Real-time transmission of higher resolution video content on larger screen sizes.

•	Fast design cycles. Products must be quickly and easily differentiated.

•	Smaller form factors. Products need to lay flatter on the wall or fit more easily in people’s pockets.

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

•
mmWave Devices such as our SiBEAM Snap and WirelessHD products that simplify connectivity. SiBEAM Snap is a wireless connection technology that can transfer a high definition movie to a mobile device in seconds while eliminating the connector port. WirelessHD products enable laptops, projectors, accessories, and other Consumer products to wirelessly communicate at very high speeds.

•	A full suite of standards-based HDMI and MHL Video Connectivity ASSPs which enable the immersive audio-visual experience that consumers demand.

•	Intellectual Property Licensing which enables customers who wish to develop a proprietary solution to use our proven technology.

Our proprietary solutions help our customers get their products to market faster than typical development cycles. With re-programmability and flexibility, our PLDs inherently allow our customers to have quicker product development. Our deep engagement with industry standards bodies gives us an intimate knowledge of that technology and the ability to get better products to market faster. Our mmWave technology is at the forefront of wireless connectivity innovation. These time-to-market advantages are critical given shorter product life cycles and higher competition in our customers’ end markets.

In the Communications and Computing Market, our solutions play key roles in data center systems such as servers, HetNet small cell base stations, network backhaul, wired access aggregation, and other related applications.

Our Communications and Computing customers need to “connect anything to everything,” at ever-increasing data rates.

•	As data center servers become smaller and power costs become more dominant, there is a growing requirement for smaller form factors with lower installed and operational costs.

•	Additionally, they need simplified control logic, enhanced security, and rigorous power and thermal management.

•
Networks typically require progressively higher bandwidth and increased reliability as more data is demanded by consumer and other connected devices. Bandwidth demands are also driven by the rapid transition to a cloud-based infrastructure.

•	As wireless cells become smaller, there is a growing requirement for smaller form factors with lower costs.

We help customers solve these problems with the following products:

•
PLDs optimized for Input-Output (I/O) expansion, acceleration and hardware management. Our FPGAs consume very low power, which reduces operating costs. Their small form factor enables higher functional density in less space. Finally, our FPGAs are I/O rich, which allows for more connections with system application specific integrated circuits (ASICs) and ASSPs. Our programmable mixed signal devices make power and thermal management easy and reliable.

•
mmWave transceivers feature high-integration, low power design, and internal / external antenna options. Our beam-steering technology makes point-to-point links lighter, cheaper, lower power and easier to install, enabling backhaul at “wireless fiber” data rates.

Examples of our products enabling intelligent automation in the Industrial and Automotive Market include: machine vision, robotics, factory automation, industrial handhelds, surveillance cameras and DVRs, digital signage, driver assistance, automotive infotainment, servers, and data center networks.

Our Industrial and Automotive customers face numerous challenges:

•	As smart factories develop, sensors are proliferating and machine vision is becoming higher definition, in turn requiring increasing amounts of data to be gathered, connected, and processed.

•
Cars, trucks, and trains are also becoming smarter and more connected. Drivers and passengers are demanding better in-cabin experiences including entertainment, diagnostics, and enhanced safety - often involving multiple displays, cameras, and sensors.

Our product portfolio helps solve these challenges with the following products and services:

•
Our small-sized, low-power PLDs not only provide the I/O expansion, bridging, connectivity and processing inherent in FPGAs to the full Industrial Market, but they also form the backbone of several integrated solutions, including complete HD camera and DVR solutions on a single FPGA device and Human-Machine Interfaces (HMI) on a chip.

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

Programmable Logic Devices (“PLDs”)

PLDs are regular arrays of logic that can be custom-configured by the user through software. This programmability allows our customers flexibility and reduced time to market while allowing us to offer the chips to many different customers in many different markets. Five product family lines anchor our PLD offerings:

•
The ECP families are our “Connectivity & Acceleration FPGAs.” They offer customers the lowest cost per gate, Digital Signal Processing (DSP) capability, and Serialize-Deserialize (SerDes) connectivity. ECP devices are optimized for the Communications and Computing market but also find significant use in the Industrial and Automotive market.

•
The MachXO families are known as “Bridging and Expansion FPGAs.” They are control oriented and offer the lowest cost per I/O. MachXO3L was chosen by the trade publication EDN as one of the “100 Hot Products of 2014”. MachXO families are widely used across our three primary target markets: Communications and Computing, Industrial and Automotive, and Mobile and Consumer.

•
iCE40 families are known as the “World’s Smallest FPGAs.” Their small size and ultra-low power, make them the optimal products for customizing Consumer mobile and Industrial handheld products. The iCE40 UltraLite, was named “Digital Semiconductor Product of the Year” by the 2015 Elektra European Electronics Industry Awards. In 2016, we released the latest member of the family, iCE40 UltraPlus, focused on smart phone and IoT edge devices.

•
CrossLink was introduced in 2016 as the world’s first video “pASSP” (programmable Application Specific Standard Part). CrossLink combines the power and speed benefits of hardened camera and display bridging cores with the flexibility of FPGA fabric. CrossLink was named the 2016 recipient of the “Editor’s Choice Award” by EEPW magazine.

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

Video Connectivity ASSPs

In the Mobile and Consumer market, consumers need to connect many different types of audio-video devices and expect them to work seamlessly together. We refer to these connections as “Video Connectivity.” Industry standards, such as HDMI, MHL, and USB Type-C, ensure that consumers are able to successfully make those connections. These industry standards support resolutions up to 8K, High Dynamic Range, Deep Color, and HDCP 2.2 content protection. Our Video Connectivity ASSPs implement these standards along with value-added features and allow Consumer original equipment manufacturers (OEMs) manufacturers to quickly get feature rich and interoperable products to market.

Our Video Connectivity ASSPs perform many functions, including ensuring interoperability, enhancing picture quality, converting between resolutions, and transmitting / receiving content without the need for additional components. Specific device types include port processors, port controllers, video processors, transmitters, receivers, bridges, and converters. These devices are used in products such as mobile phones, UHD TVs, home theater systems, HDMI cable extenders, automotive infotainment, PCs, accessories, projectors, and monitors.

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

Simplay Labs, LLC (“Simplay Labs”)

Simplay Labs develops performance standards, testing services, development tools, and technologies for Mobile and Consumer product manufacturers. By partnering with Simplay Labs, manufacturers can reduce the time and cost to market, providing products that are distinguished by reliability and ease of operation while delivering the high-performance HD their customers demand. The products that Simplay Labs tests include televisions, A/V receivers, sound bars, set-top boxes, gaming consoles, and media hubs. Simplay Labs has service centers operating in the United States, South Korea, China, and Taiwan. Simplay’s service centers provide compliance, interoperability and performance testing.

Research and Development

We place a substantial emphasis on new product development, with a priority on return on investment, and believe that continued investment in research and development is required to maintain and improve our competitive position. Our product development activities emphasize new proprietary products, advanced packaging, enhancement of existing products and process technologies, improvement of software development tools, development of innovative technology standards, and enhanced services. Research and development activities occur primarily in: Hillsboro, Oregon; San Jose, California; Shanghai, China; Alabang, Philippines; and Hyderabad, India.

Research and development expenses were $117.5 million in 2016, $136.9 million in 2015, and $88.1 million in 2014. The increase in fiscal 2015 as compared to fiscal 2014 is substantially due to the inclusion of approximately ten months of activity from Silicon Image following acquisition. We expect to continue to make significant investments in research and development.

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

We currently offer an extensive list of standard products in lead (Pb) free packaging. We believe our lead-free products meet the European Parliament Directive entitled "Restrictions on the use of Hazardous Substances" ("ROHS"). A select and growing subset of our ROHS compliant products are also offered with a "Halogen Free" material set.

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

Backlog

Our backlog consists of orders from distributors and certain OEMs that require delivery within the next year. Historically, our backlog has not been a predictor of future sales or customer demand for the following reasons:

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

Sales and Customers

We primarily sell our products to end customers from Lattice Semiconductor Corporation or our wholly-owned subsidiary, Lattice SG Pte. Ltd. We sell both directly and through a network of independent manufacturers' representatives. Additionally, we sell indirectly through independent sell-in (primarily Japan) and sell-through distributors. We also employ a direct sales management and field applications engineering organization to support our end customers and indirect sales resources. Our end customers are primarily original equipment manufacturers ("OEMs") in the Communications and Computing, Mobile and Consumer, and Industrial and Automotive end markets.

We have agreements with 19 manufacturers' representatives in North America. We have established sales channels in over 44 foreign countries and maintain a network of 14 international sales representatives. A substantial portion of our sales are made through distributors.

We provide global technical support to our end customers with engineering staff based at our headquarters, product development centers and selected field sales offices. We maintain numerous domestic and international field sales offices in major metropolitan areas.

Resale of product by sell-through distributors accounted for approximately 61% of our net revenue in fiscal 2016, and approximately 45% of our net revenue in each of fiscal 2015, and 2014, and we expect our distributors to generate a significant portion of our revenue in the future. We depend on our distributors to sell our products to end customers, complete order fulfillment, and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. We have two global sell-through distributors. We also have regional distribution in Asia, Japan, Israel, and North America, and we sell through three major on-line distributors.

In fiscal years 2016 and 2015, our revenue was broadly distributed across end markets and end customers, with no individual end customer accounting for more than 10% of the total revenue for the year. In fiscal 2014, our top two end customers accounted for 19% and 12%, respectively, of total revenue. No other individual end customers, in any end markets, accounted for more than 10% of total revenue in fiscal year 2014.

Revenue from foreign sales as a percentage of total revenue was 88%, 92%, and 92%, for fiscal 2016, 2015, and 2014, respectively. We assign revenue to geographies based on customer ship-to address at the point where revenue is recognized. Revenue attributed to China for fiscal 2016 was approximately 34% of total revenue, compared to 36% and 43% in fiscal 2015 and fiscal 2014, respectively. In the case of sell-in distributors and OEMs, revenue is typically recognized, and geography is assigned, when products are shipped. In the case of sell-through distributors, revenue is recognized when resale to the end customer occurs and geography is assigned based on the end customer location on the resale reports provided by the distributor. Both foreign and domestic sales are denominated in U.S. dollars, with the exception of certain historical sales in Japan, where were denominated in yen.

The composition of our revenue by geography, based on ship-to location, is as follows:

	Year Ended						% Change in
(In thousands)	December 31, 2016		January 2, 2016		January 3, 2015		2016	2015
Asia	$305,093	71%	$308,534	76%	$266,831	73%	(1)	16
Europe	59,835	14	55,596	14	59,041	16	8	(6)
Americas	62,126	15	41,836	10	40,255	11	48	4
Total revenue	$427,054	100%	$405,966	100%	$366,127	100%	5	11

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

Patents

We hold numerous United States and international patents and have patent applications pending in the United States and internationally. Our current patents will expire at various times between 2017 and 2035, subject to our payment of periodic maintenance fees. There can be no assurance that pending or future patent applications will result in issued patents, or that any issued patents will survive challenges to their validity. Although we believe that our patents have value, there can be no assurance that our patents, or any additional patents that may be issued in the future, will provide meaningful protection from competition. We believe that our success will depend primarily upon the technical expertise, experience, and creativity, and the sales and marketing abilities of our personnel.

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

Our Team

As of December 31, 2016, we had 986 full-time employees worldwide. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical, sales, and management personnel. None of our employees are represented by a collective bargaining agreement. We have never experienced any work stoppages and consider our employee relations to be good.

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

Reporting Calendar

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2016 and 2015 were 52-week years that ended December 31, 2016 and January 2, 2016, respectively. Our fiscal 2014 was a 53-week year, with a 14-week fourth quarter, that ended January 3, 2015. Our fiscal 2017 will be a 52-week year and will end on December 30, 2017. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

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

The announcement and pendency of our proposed acquisition by Canyon Bridge Acquisition Company, Inc. could materially adversely affect our business, financial condition, and results of operations.

On November 3, 2016, Lattice Semiconductor Corporation and Canyon Bridge Capital Partners, Inc. (“Canyon Bridge”) announced that the Company and Canyon Bridge Acquisition Company, Inc. (“Parent”), an affiliate of Canyon Bridge, have signed a definitive agreement (the "Merger Agreement") under which Parent will acquire all outstanding shares of Lattice for approximately $1.3 billion inclusive of Lattice’s net debt, or $8.30 per share in cash. The transaction (the "Merger") was unanimously approved by both companies’ boards of directors and is expected to close in early 2017 subject to customary closing conditions, regulatory approvals and approval by Lattice’s shareholders. Upon the completion of the transaction, Lattice will be a wholly owned subsidiary of Parent. The announcement and pendency of our proposed acquisition by Parent could disrupt our business and create uncertainty about our future, which could have a material and negative impact on our business, financial condition, and results of operations, regardless of whether the acquisition is completed. These risks to our business, all of which could be exacerbated by any delay in the closing of the acquisition, include:

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

Consummation of our acquisition by Parent is subject to various closing conditions, including, among other things, (i) the pending adoption of the Merger Agreement by our stockholders, (ii) the absence of any legal restraints or prohibitions on the consummation of the Merger, and (iii) approval from the Committee on Foreign Investment in the United States (CFIUS), expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other regulatory approvals. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), and the other party having performed in all material respects its obligations under the Merger Agreement. The obligation of Parent to consummate the Merger is also conditioned upon our not having suffered a Company Material Adverse Effect (as defined in the Merger Agreement). These and other conditions to the consummation of the Merger may fail to be satisfied. In addition, satisfying the conditions to the Merger may take longer than we and Parent currently expect. The satisfaction of all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Thus, there can be no assurance that the conditions to the Merger will be satisfied or waived or that the Merger will be consummated.

In addition, the Merger Agreement may be terminated under specified circumstances, including by Parent upon a change in the recommendation of our board of directors in connection with our entering into an acquisition agreement with respect to a Superior Proposal (as defined in the Merger Agreement). Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•
our current stock price may reflect a market assumption that the proposed acquisition will occur, meaning that a failure to complete the proposed transaction could result in a decline in the price of our common stock;

•	we are subject to legal proceedings related to the Merger;

•	the failure of the Merger to be consummated may result in negative publicity and a negative impression of us in the investment community;

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

Lawsuits have been filed and additional lawsuits may be filed against us, our Board of Directors and other parties to the Merger Agreement, challenging our acquisition by Parent. Such lawsuits have been and may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that no order will be in effect that prevents, makes illegal or prohibits the consummation of the Merger. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

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

With the acquisition of Silicon Image, the Mobile and Consumer end market has increased in importance to us. Revenue from the Mobile and Consumer end market accounted for 30% of our revenue in fiscal 2016. Revenue from the Mobile and Consumer end market consists primarily of revenue from our products designed and used in a broad range of consumer electronics products including smartphones, tablets and e-readers, wearables, accessories such as chargers and docks, Ultra High-Definition (UHD) TVs, Digital SLR cameras, drones, and other connected devices. This market is characterized by rapidly changing requirements and product features and volatility in consumer demand. Our success in this market will depend principally on our ability to:

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

Revenue from the Communications and Computing end market accounted for 29% of our revenue in fiscal 2016. Three of our top five programmable logic customers participate primarily in the Communications and Computing end market. In the past, cyclical weakening in demand for programmable logic products from customers in the Communications and Computing end market has adversely affected our revenue and operating results. In addition, telecommunication equipment providers are building network infrastructure for which we compete for product sales. Any deterioration in the Communications and Computing end market, our end customers' reduction in spending, or a reduction in spending by their customers to support this end market or use of our competitors’ products could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations. This type of decline impacted our results in the past and could do so again in the future.

We depend on a concentrated group of customers for a significant portion of our revenues. If any of these customers reduce their use of our products, our revenue could decrease significantly.

A significant portion of our revenue depends on sales to a limited number of customers. In fiscal 2016, our top two end customers accounted for 9.9% and 6.8% of our total revenue. During fiscal 2015, our top two end customers accounted for 9.3% and 7.8% of our total revenue. Additionally, in fiscal 2016, our top five end customers accounted for approximately 27% of our total revenue, which is down from fiscal 2015, during which our top five end customers accounted for approximately 32% of our total revenue. If any of these relationships were to diminish, if these customers were to develop their own solutions or adopt alternative solutions or competitors' solutions, or if our relationship with any future customer which accounts for a significant portion of our revenue were to diminish due to these factors, our results could be adversely affected.

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

We depend on our distributors to sell our products to end customers, complete order fulfillment, and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. Resales of product through sell-through distributors accounted for 61% of our revenue in 2016, with two distributors accounting for 46% of our revenue in 2016.

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

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition, or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions or strategic investments. In addition, we may enter into strategic partnerships with third parties with the goal of gaining access to new and innovative products and technologies. Strategic partnerships pose many of the same risks as acquisitions or investments.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and to test goodwill and long-lived assets, including amortizable intangible assets, for impairment at any other time that circumstances arise indicating the carrying value may not be recoverable. For purposes of testing for impairment, the Company currently operates as one reporting unit: the core Lattice ("Core") business, which includes intellectual property and semiconductor devices. Qterics, a discrete software-as-a-service business unit, was previously an immaterial operating segment in the Lattice legal entity structure until it was sold in April 2016. Following our assessment of goodwill and long-lived asset impairment in the fourth quarter of 2015, we concluded that goodwill and long-lived assets had been impaired in the Qterics segment. As a result, we recorded impairment charges related to goodwill and intangible assets in the Qterics segment amounting to $12.7 million and $9.0 million, respectively, in the Consolidated Statements of Operations for the year ended January 2, 2016. In the third quarter of 2016, we determined that the amendment to the HDMI Founders Agreement constituted an impairment indicator in the Core segment related to the intangible assets associated with future HDMI adopter fees. Our assessment of the new value of these intangible assets concluded that they had been impaired as of October 1, 2016, and we recorded a $7.9 million non-cash impairment charge in the Consolidated Statements of Operations. No impairment charges related to goodwill were recorded in fiscal 2016 and no impairment charges were recorded for the Core segment in fiscal 2015. There is no assurance that future impairment tests will indicate that goodwill will be deemed recoverable.

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

Through our wholly owned subsidiary, HDMI Licensing, LLC, we acted as agent of the HDMI consortium until December 31, 2016 and were responsible for promoting and administering the specification. We received all of the adopter fees paid by adopters of the HDMI specification in connection with our role as agent. In September 2016, the founders of the HDMI consortium ("Founders"), of which we are a member, amended the Founders Agreement resulting in changes to our role as agent for the HDMI consortium and to the model for sharing adopter fee revenues. Under the terms of the agreement, our role as the agent was terminated effective January 1, 2017 and a new independent entity was appointed to act as the new HDMI licensing agent with responsibility for licensing and the distribution of royalties among Founders. As a result of the amended model for sharing revenue, we will be entitled to a reduced share of adopter fees paid by parties adopting the HDMI standard.

In addition, another member of the HDMI consortium asserts that we owe the other HDMI consortium founders their respective shares of any HDMI adopter fees not used by us in the marketing and other activities in furtherance of the HDMI standard from our time as agent. The consortium member has previously indicated its belief that the HDMI founders enjoy a right to these funds but has never pursued such claim. If a determination is made that there were excess adopter fees or if it is determined that we were obligated to share such fees with other consortium members, it could negatively impact our financial position. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any financial consequences to us.

We share HDMI royalties with the other HDMI founders based on an allocation formula, which is reviewed every three years. The most recent royalty sharing formula covered the period from January 1, 2014 through December 31, 2016, and a new agreement is yet to be signed. Our portion of the royalty allocation has declined for the last several years. In 2015, we received between 24% and 25% of the royalty allocation, while for 2016, we received 20% of the royalty allocation. The royalty allocation for 2017 and future years is not yet known, but if the level continues to decline, our financial performance could be adversely affected. In addition, if there is a delay in the signing of a new sharing agreement, this may impact our timing of revenue recognition of the related royalties.

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

The nature of our business makes our revenue and gross margin subject to fluctuation and difficult to predict with accuracy, which could have an adverse impact on our business and our ability to provide forward-looking revenue and gross margin guidance.

In addition to the challenging market conditions we may face, we have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customers' products and those products achieving market acceptance. Due to the complexity of our customers' designs, the design to volume production process for many of our customers requires a substantial amount of time, frequently longer than a year. In addition, we are dependent upon "turns," orders received and turned for shipment in the same quarter. These factors make it difficult for us to accurately forecast future sales and project quarterly revenues. The difficulty in forecasting future sales weakens our ability to project our inventory requirements, which could result, and in the past has resulted, in inventory write-downs or failure to meet customer product demands in a timely manner. While we may give guidance, the difficulty in forecasting revenues as well as the relative customer and product mix of those revenues limits our ability to provide accurate forward-looking revenue and gross margin guidance.

In addition, effective with the announcement of the proposed acquisition by Parent, the Company has discontinued the provision of forward-looking revenue and gross margin guidance.

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

Accordingly, certain companies that implement these specifications in their products may use specific elements of our intellectual property to compete with us. Although in the case of the HDMI and MHL consortia, there are annual fees and royalties associated with the adopters’ use of the technology, we make no assurance that our shares of such annual fees and royalties will adequately compensate us for having to license or refrain from asserting our intellectual property. In September 2016, the Founders of the HDMI consortium, of which we are a member, amended the Founders Agreement resulting in changes to our role as agent for the HDMI consortium and to the model for sharing adopter fee revenues. Under the terms of the agreement, our role as the agent was terminated effective January 1, 2017 and a new independent entity was appointed to act as the new HDMI licensing agent with responsibility for licensing and the distribution of royalties among Founders. As a result of the amended model for sharing revenue, we will be entitled to a reduced share of adopter fees paid by parties adopting the HDMI standard.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission established new disclosure and reporting requirements for those companies who use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. As these new requirements are fully implemented, they could affect the sourcing and availability of minerals used in the manufacture of our semiconductor products. Although enforcement of the disclosure requirements by the Securities and Exchange Commission remain uncertain, certain customers may still require disclosure related to the sources of certain minerals used in our products. There are costs associated with complying with the disclosure requirements, including for due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of any required remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. Although we filed the required conflict minerals reports in 2014, 2015, and 2016 it may be several years before we can fully assess the internal and external cost of compliance of the effect the rules will have on our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In March 2015, our corporate headquarters and executive office moved to a 23,680 square foot leased space in Portland, Oregon through March 2025. In November 2014, we sold the property where our headquarters was formerly located in Hillsboro, Oregon and leased back a 47,800 square foot portion of this property as a research and development facility through November 2022. We currently lease a 98,874 square foot research and development facility in San Jose, California through September 2026.

In Muntinlupa City, Philippines, we lease a total of 48,565 square feet through May 2025 and 1,938 square feet through June 2025 for research and development and operations facilities. In this location, we also lease another 9,734 square feet through July 2017 and 2,856 square feet through April 2018. The latter two leases were restructured in 2015.

The March 2015 acquisition of Silicon Image added 128,154, 66,385 and 22,507 square feet of leased spaces in Sunnyvale, California, Shanghai, China and Hyderabad, India through June 2018, May 2018 and December 2017, respectively. We terminated the Sunnyvale lease in February 2017. In Shanghai, China, we also had another lease for 3,212 square feet, prior to the acquisition of Silicon Image, which we terminated in November 2015.

In Shanghai, China, we also own an 18,869 square foot research and development facility for which we have entered into a contract to sell in January 2017. We expect the sale to be complete in the first quarter of fiscal 2017.

We also lease office facilities in multiple other metropolitan locations for our domestic and international sales staff. We believe that our existing facilities are suitable and adequate for our current and foreseeable future needs.

Item 3. Legal Proceedings

In February 2016, we filed a complaint against Technicolor SA and its affiliates in the United States District Court for the Northern District of California alleging that Technicolor had infringed on certain patents relating to the HDMI specification. Technicolor filed an answer to our complaint on April 11, 2016, which included various defenses to the alleged patent infringement. In November 2016, Technicolor amended its answer and asserted a counterclaim, alleging that the Company’s action constituted a breach of the HDMI Founders Agreement to provide licenses on fair, reasonable and non-discriminatory terms. Technicolor seeks declaratory relief and compensation for the alleged breach. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any financial consequences to us.

On or about January 9, 2017, Lattice, members of our Board, Canyon Bridge Capital Partners, Inc., Canyon Bridge Acquisition Company, Inc. and Canyon Bridge Merger Sub Inc. were named as defendants in a complaint filed in the United States District Court for the District of Oregon by an alleged stockholder of the Company in connection with the proposed acquisition of the Company by Canyon Bridge. The complaint was captioned Paul Parshall, et al. v. Lattice, et al. and alleges violations of federal securities laws based on alleged deficiencies in the disclosure provided to shareholders regarding the transaction. An additional complaint was subsequently filed on or about January 27, 2017, naming Lattice and members of our Board, in the United States district Court for the District of Delaware. This complaint is captioned Robert Sellers, et al. v. Lattice, et al. We believe that we possess defenses to these claims and intend to vigorously defend this litigation. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to the Company, if any.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol "LSCC". The following table sets forth the low and high intraday sale prices for our common stock for the last two fiscal years, as reported by NASDAQ.

	Low	High
2016:
First Quarter	$4.02	$6.67
Second Quarter	4.89	6.47
Third Quarter	5.21	6.69
Fourth Quarter	5.91	7.99
2015:
First Quarter	$5.87	$7.66
Second Quarter	5.76	6.98
Third Quarter	3.25	6.10
Fourth Quarter	3.68	7.07

Holders

As of February 27, 2017, we had approximately 255 stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. We intend to retain earnings to finance the growth of our business. We have never paid cash dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 3, 2014, our Board of Directors approved a stock repurchase program pursuant to which up to $20.0 million of outstanding common stock could be repurchased from time to time. The duration of the repurchase program was twelve months. Under this program during fiscal 2015, approximately 1.9 million shares were repurchased for $13.1 million. The 2014 program completed during the first quarter of fiscal 2015, during which approximately 1.1 million shares were repurchased for approximately $7.0 million. All shares repurchased under the 2014 program were retired by the end of the fiscal year in which they were repurchased. All repurchases were open market transactions funded from available working capital.

Comparison of Total Cumulative Stockholder Return

The following graph shows the five-year comparison of cumulative stockholder return on our common stock, the Standard and Poor's (“S&P”) 500 Index and the Philadelphia Semiconductor Index (“PHLX”) from December 2011 through December 2016. Cumulative stockholder return assumes $100 invested at the beginning of the period in our common stock, the S&P and PHLX. Historical stock price performance is not necessarily indicative of future stock price performance.

Lattice Cumulative Stockholder Return

Item 6. Selected Financial Data

	Year Ended *
STATEMENT OF OPERATIONS:	December 31, 2016	January 2, 2016 **	January 3, 2015	December 28, 2013	December 29, 2012
(In thousands, except per share data)
Revenue:
Product	$390,704	$369,200	$366,127	$332,525	$279,256
Licensing and services	36,350	36,766	—	—	—
Total Revenue	427,054	405,966	366,127	332,525	279,256
Costs and expenses:
Cost of products sold	179,983	184,914	159,940	154,281	128,499
Cost of licensing and services revenue	637	1,143	—	—	—
Research and development	117,518	136,868	88,079	80,966	77,610
Selling, general, and administrative	98,602	97,349	73,527	67,144	72,317
Amortization of acquired intangible assets	33,575	29,580	2,948	2,960	4,178
Restructuring charges	9,267	19,239	17	388	6,018
Acquisition related charges	6,305	22,450	—	—	—
Impairment of goodwill and intangible assets	7,866	21,655	—	—	—
	453,753	513,198	324,511	305,739	288,622
(Loss) Income from operations	(26,699)	(107,232)	41,616	26,786	(9,366)
Interest expense	(20,327)	(18,389)	(172)	(152)	—
Other income (expense), net	4,303	(580)	1,497	(148)	505
(Loss) income before income taxes and equity in net loss of an unconsolidated affiliate	(42,723)	(126,201)	42,941	26,486	(8,861)
Income tax expense (benefit)	9,917	32,540	(5,639)	4,165	20,745
Equity in net loss of an unconsolidated affiliate, net of tax	(1,459)	(492)	—	—	—
Net (loss) income	$(54,099)	$(159,233)	$48,580	$22,321	$(29,606)

Net (loss) income per share
Basic	$(0.45)	$(1.36)	$0.41	$0.19	$(0.25)
Diluted	$(0.45)	$(1.36)	$0.40	$0.19	$(0.25)

Shares used in per share calculations:
Basic	119,994	117,387	117,708	115,701	117,194
Diluted	119,994	117,387	120,245	117,081	117,194

		At
BALANCE SHEET:	December 31, 2016	January 2, 2016	January 3, 2015	December 28, 2013	December 29, 2012
(In thousands)
Cash, cash equivalents and short-term marketable securities	$116,860	$102,574	$254,844	$215,815	$183,401
Total assets	$766,883	$785,920	$510,530	$447,876	$414,619
Long term liabilities	$338,903	$369,223	$8,809	$3,588	$3,976
Total liabilities	$496,453	$480,400	$69,555	$62,196	$57,069
Total stockholders' equity	$270,430	$305,520	$440,975	$385,680	$357,550

* The year ended January 3, 2015 was a 53-week year as compared to the other years presented, which were based on our standard 52-week year.

** Our results for the year ended January 2, 2016 include the results of Silicon Image for the approximately 10-month period from
March 11, 2015 through January 2, 2016. Results presented for periods prior to fiscal 2015 are those historically reported for
Lattice only. Our results for the year ended December 31, 2016 fully include the results of Silicon Image.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lattice Semiconductor (“Lattice,” the “Company,” “we,” “us,” or “our”) engages in smart connectivity solutions, providing intellectual property ("IP") and low-power, small form-factor devices that enable global customers to quickly deliver innovative and differentiated cost and power efficient products. Our broad end-market exposure extends from mobile devices and consumer electronics to industrial and automotive equipment, communications and computing infrastructure, and licensing.

Lattice was founded in 1983 and is headquartered in Portland, Oregon. We acquired Silicon Image, Inc. ("Silicon Image") in March 2015. Silicon Image was engaged in setting industry standards including the HDMI®, DVI®, MHL® and WirelessHD® standards. Our results for the year ended January 2, 2016 include the results of Silicon Image for the approximately 10-month period from March 11, 2015 through January 2, 2016. Results presented for periods prior to fiscal 2015 are those historically reported for Lattice only. Our results for the year ended December 31, 2016 fully include the results of Silicon Image.

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

Completion of the Merger is subject to various conditions, including the receipt on a timely basis or at all of any required regulatory clearances related to the Merger, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) and from the Committee on Foreign Investment in the United States ("CFIUS"). On January 4, 2017, the parties’ request for early termination of the waiting period provided by the Hart-Scott-Rodino Act was granted.

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

Licensing and Services Revenue

Our licensing and services revenue is comprised of revenue from our IP core licensing activity, patent monetization activities, and royalty and adopter fee revenue from our standards activities. These activities are complementary to our product sales and help us monetize our IP and accelerate market adoption curves associated with our technology and standards.

From time to time we enter into patent sale and licensing agreements to monetize and license a broad portfolio of our patented inventions. Such licensing agreements may include upfront license fees and ongoing royalties. The contractual terms of the agreements generally provide for payments of upfront license fees and/or royalties over an extended period of time. Revenue from such license fees is recognized when payments become due and payable as long as all other revenue recognition criteria are met, while revenue from royalties is recognized when reported to us by customers.

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

HDMI royalty revenue is determined by a contractual allocation formula agreed to by the Founders of the HDMI consortium. Evidence of an arrangement, as it relates to HDMI royalty revenue, is deemed complete when all of the Founders agree on the royalty sharing formula. From time to time through December 31, 2016, as an agent of the HDMI Consortium, we performed audits on our royalty reporting customers to ensure compliance. As a result of those compliance efforts, we entered into settlement agreements for the payment of unreported royalties. The contractual terms of those agreements provided for upfront payment of unreported royalties or payment over a period of time, generally not to exceed one year. Revenue from those arrangements was recognized when the agreement was executed by both parties, as long as price was fixed and determinable and collection was reasonably assured.

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

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity. Our Level 3 instruments had been entirely made up of auction rate securities consisting of student loan asset-backed notes, all of which were sold during fiscal 2014.

Inventory

Inventories are recorded at the lower of actual cost determined on a first-in-first-out basis or market. We establish provisions for inventory if it is obsolete or we hold quantities which are in excess of projected customer demand. The creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of products revenue.

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

Impairment of Long-Lived Assets

Long-lived assets, including amortizable intangible assets, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We monitor the carrying value of our long-lived assets for potential impairment and test the recoverability of such assets annually during the fourth quarter and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset group; (ii) actual third-party valuations; and/or (iii) information available regarding the current market for similar asset groups. If the fair value of the asset group is determined to be less than the carrying amount of the asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in our Consolidated Statements of Operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired.

Valuation of Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. We review goodwill for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating whether goodwill is impaired, we make a qualitative assessment to determine if it is more likely than not that the reporting unit's fair value is less than the carrying amount. If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must measure the impairment loss. The impairment loss, if any, is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, no further impairment analysis is needed. For purposes of testing goodwill for impairment, we currently operate as a single reporting unit: the core Lattice ("Core") business, which includes intellectual property and semiconductor devices. In fiscal 2015 only, we separately tested goodwill for impairment in Qterics, a discrete software-as-a-service business unit in the Lattice legal entity structure. We sold Qterics to an unrelated third party in April 2016. Although these two operating units constituted two reportable segments in fiscal 2015, we combined Qterics with our Core business and reported them together as one reportable segment due to the immaterial nature of the Qterics unit.

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

Accounting for Income Taxes

Our provision for income tax is comprised of our current tax liability and changes in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more-likely-than-not to be recoverable against future taxable income. At December 31, 2016, U.S. income taxes were not provided on approximately $3.0 million of the undistributed earnings of our Chinese subsidiary as we intend to reinvest these earnings indefinitely. If these earnings were distributed to the U.S. in the form of dividends or otherwise, these earnings would be subject to Chinese withholding taxes and would be subject to additional U.S. income taxes but offset by net operating loss carryforwards which have been fully reserved.

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

Results of Operations*

Key elements of our Consolidated Statements of Operations were as follows:

	Year Ended**
(In thousands)	December 31, 2016		January 2, 2016		January 3, 2015
Revenue	$427,054	100.0%	$405,966	100.0%	$366,127	100.0%

Gross margin	246,434	57.7	219,909	54.2	206,187	56.3
Research and development	117,518	27.5	136,868	33.7	88,079	24.1
Selling, general, and administrative	98,602	23.1	97,349	24.0	73,527	20.1
Amortization of acquired intangible assets	33,575	7.9	29,580	7.3	2,948	0.8
Restructuring charges	9,267	2.2	19,239	4.7	17	—
Acquisition related charges	6,305	1.5	22,450	5.5	—	—
Impairment of goodwill and intangible assets	7,866	1.8	21,655	5.3	—	—
(Loss) income from operations	$(26,699)	(6.3)%	$(107,232)	(26.4)%	$41,616	11.4%

* Lattice acquired Silicon Image on March 10, 2015. Results of Operations for fiscal 2015 include the financial results of Silicon
Image for the approximately 10-month period from March 11, 2015 through January 2, 2016. Silicon Image's revenue and net loss for that period were approximately $135.6 million and $77.0 million, respectively. Silicon Image's acquisition related charges in that period, which were expensed as incurred, were approximately $8.2 million.

** The year ended January 3, 2015 (fiscal 2014) was a 53-week year as compared to the current and most recent previous years
(fiscal 2016 and fiscal 2015, respectively) which were based on our standard 52-week year.

Revenue

	Year Ended			% Change in
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015	2016	2015
Revenue	$427,054	$405,966	$366,127	5	11

Revenue increased $21.1 million, or 5%, in fiscal 2016 compared to fiscal 2015, primarily driven by approximately $40.6 million of growth in the Industrial and Automotive end market for programmable logic devices, along with the inclusion of additional revenue in connection with our acquisition of Silicon Image for the full year of fiscal 2016 relative to only an approximately 10-month period in fiscal 2015, partially offset by approximately $20.4 million of decline in the Communications and Computing end market for programmable logic devices.

Revenue increased $39.8 million, or 11%, in fiscal 2015 compared to fiscal 2014, primarily driven by the acquisition of Silicon Image during the first quarter of fiscal 2015. The contribution by the addition of Silicon Image products was primarily in Consumer silicon products and licensing fees associated with certain IP and royalties and license fees from HDMI and MHL branded products. These increases were offset by a 26% decrease in revenue from programmable logic devices primarily in the Mobile and Consumer and the Communications and Computing end markets.

In fiscal 2014, one Mobile and Consumer end market customer accounted for 19% of total revenue, and one Communications and Computing end market customer accounted for 12% of total revenue.

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

The following are examples of end market applications:

Communications and Computing	Mobile and Consumer	Industrial and Automotive	Licensing and Services
Wireless	Smartphones	Security and Surveillance	IP Royalties
Wireline	Cameras	Machine Vision	Adopter Fees
Data Backhaul	Displays	Industrial Automation	IP Licenses
Computing	Tablets	Human Machine Interface	Patent Sales
Servers	Wearables	Automotive	Testing Services
Data Storage	Televisions and Home Theater	Drones

The composition of our revenue by end market for fiscal years 2016, 2015 and 2014 was as follows:

	Year Ended *						% Change in
(In thousands)	December 31, 2016		January 2, 2016		January 3, 2015		2016	2015
Communications and Computing	$123,021	29%	$143,424	35%	$180,612	49%	(14)	(21)
Mobile and Consumer	127,405	30	126,130	31	92,152	25	1	37
Industrial and Automotive	140,278	33	99,646	25	93,363	26	41	7
Licensing and Services	36,350	8	36,766	9	—	—	(1)	—
Total revenue	$427,054	100%	$405,966	100%	$366,127	100%	5	11
* During the first quarter of fiscal 2016, we realigned our end market categories to group Computing with Communications rather than with
Industrial, as had been the previous grouping. Prior periods have been reclassified to match current period presentation.

Our revenue in the Communications and Computing end market is largely dependent on a small number of large telecommunications equipment providers. For fiscal 2016, Communications and Computing end market revenue declined 14% primarily in programmable products, and was across a general cross section of communications customers and modestly in our largest computing customer. For fiscal 2015, Communications and Computing end market revenue decreased 21% primarily driven by a decrease in demand relative to fiscal 2014 from communications customers supporting 4G-LTE infrastructure build out in China as that program returned to more normal volumes.

Mobile and Consumer end market revenue increased 1% in fiscal 2016, after increasing 37% in fiscal 2015. Mobile and Consumer end market revenue increased in fiscal 2016 primarily due to a significant increase in new programmable production volume for a major mobile handset provider offset by a nearly equal decline in ASSP shipments related to high-definition television ("HDTV") and mobile handsets. Mobile and Consumer end market revenue increased in fiscal 2015 primarily due to the acquisition of Silicon Image, offset by a 60% decline in our FPGA product revenue due primarily to lower demand at a major OEM for certain of our iCE40 products. The products acquired were concentrated in the DTV, home theater, and mobile communications markets.

For fiscal 2016, Industrial and Automotive end market revenue increased 41% when compared to fiscal 2015. This is primarily due to strength in programmable products revenue resulting from line item reduction and complex programmable logic device ("CPLD") conversions affecting both the Americas and Europe. For fiscal 2015, Industrial and Automotive end market revenue increased 7% when compared to fiscal 2014 primarily due to Industrial and Automotive end market growth in Asia and the acquisition of Silicon Image.

Licensing and Services revenue decreased by 1% in fiscal 2016 primarily due to slightly reduced adopter fees and audit revenues at licensed end customers. Licensing and Services revenue was first recognized in fiscal 2015 following the acquisition of Silicon Image in March 2015. Previously, we did not have Licensing and Services revenue. Revenue from this end market is expected to fluctuate, sometimes significantly, from period to period as a result of the timing of completion of IP license arrangements, IP sales, patent sales, and settlement of royalty audits. As a result of the amended model for sharing revenue and the appointment of a new independent agent for the HDMI consortium, we will be entitled to a reduced share of adopter fees paid by parties adopting the HDMI standard in 2017.

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

The composition of our revenue by geography, based on ship-to location, for fiscal years 2016, 2015 and 2014 was as follows:

	Year Ended						% Change in
(In thousands)	December 31, 2016		January 2, 2016		January 3, 2015		2016	2015
Asia	$305,093	71%	$308,534	76%	$266,831	73%	(1)	16
Europe	59,835	14	55,596	14	59,041	16	8	(6)
Americas	62,126	15	41,836	10	40,255	11	48	4
Total revenue	$427,054	100%	$405,966	100%	$366,127	100%	5	11

Revenue in Asia decreased 1% in fiscal 2016 and increased 16% in fiscal 2015. In fiscal 2016, revenue decreased in Asia primarily due to declines in HDTV and ASSP revenue, although these were substantially offset by increases in revenue from programmable logic products in the Mobile and Consumer end market. In fiscal 2015, revenue growth in Asia was due primarily to the acquisition of Silicon Image, a high concentration of whose products are in the Consumer market with the end products they serve heavily manufactured in Asia. We believe the Asia Pacific region will remain the primary source of our revenue due to relatively more favorable business conditions in Asia and a continuing trend towards the migration of manufacturing by North American and European customers to the Asia Pacific region.

Revenue in Europe increased 8% in fiscal 2016 primarily due to line item reduction and CPLD conversions. Revenue in Europe decreased 6% in fiscal 2015 primarily due to the completion of a specific program at a large Communications customer and a decrease in volume at an Industrial customer.

Revenue from the Americas increased 48% in fiscal 2016 primarily due to line item reduction and CPLD conversions. Americas revenue increased 4% in fiscal 2015 due to the addition of Silicon Image which contributed revenue both in devices and Licensing and services enough to offset a decline in programmable products revenue in the region.

Revenue from foreign sales as a percentage of total revenue was 88%, 92%, and 92% for fiscal 2016, 2015 and 2014, respectively.

Revenue from End Customers

Our top five end customers constituted approximately 27% in fiscal 2016, compared to approximately 32% and 45% in fiscal years 2015 and 2014, respectively, primarily due to a more diverse customer base.

During fiscal years 2016 and 2015, no end customer accounted for more than 10% of total revenue. Our largest end customer in fiscal 2016 accounted for approximately 9.9% of total revenue, while our largest end customer in fiscal 2015 accounted for approximately 9.3% of total revenue. In fiscal 2014, our two largest end customers accounted for 19.1% and 12.3%, respectively, of total revenue. No other customers accounted for more than 10% of total revenue during these periods.

Revenue by Distributors

Sales through distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to resale of products by our primary sell-through distributors for fiscal years 2016, 2015 and 2014 was as follows:

	% of Total Revenue
	2016	2015	2014
Arrow Electronics Inc.	24%	20%	24%
Weikeng Group	22	12	10
All others	15	13	11
All sell-through distributors	61%	45%	45%

Revenue from sell-through distributors as a percent of total revenue increased in fiscal 2016 primarily due to an increase in new programmable production volume in consumer mobile devices shipped through a sell-through distributor in 2016, as well as declines in channels other than sell-through distributors from 2015 levels, mainly due to declines in DTV and Home Theater related devices and handset content revenues. Revenue from sell-through distributors as a percent of total revenue was flat over the two-year period from fiscal 2015 through fiscal 2014.

Gross margin

The composition of our gross margin, including as a percentage of revenue, for fiscal years 2016, 2015 and 2014 was as follows:

	Year Ended
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015
Gross margin	$246,434	$219,909	$206,187
Percentage of revenue	57.7%	54.2%	56.3%
Product gross margin %	53.9%	49.9%	56.3%
Licensing and services gross margin %	98.2%	96.9%	—%

Gross margin and Product gross margin, as a percentage of revenue, increased 3.5 and 4.0 percentage points, respectively, from fiscal 2015 to fiscal 2016. Of this increase, approximately 2.5 percentage points was due to product cost reductions from lower overhead burden rates, reduced wafer and packaging costs, and improved yields. Approximately another 1.5 percentage points of the increase was due to the reduced amortization in the current year of purchase price accounting adjustments (now substantially completed) associated with the sell-through of acquired inventory and deferred revenue. These increases were partially offset by a less favorable product and customer mix.

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

Operating Expenses

Research and development expense

The composition of our research and development expenses, including as a percentage of revenue, for fiscal years 2016, 2015, and 2014 was as follows:

	Year Ended			% Change in
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015	2016	2015
Research and development	$117,518	$136,868	$88,079	(14.1)%	55.4%
Percentage of revenue	27.5%	33.7%	24.1%
Mask costs included in Research and development	$3,328	$5,770	$2,877	(42.3)%	100.6%

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

The decrease in research and development expense for fiscal 2016 compared to fiscal 2015 is due mainly to significantly reduced headcount expenses and, to a lesser extent, reduced mask and wafer costs, lab supplies, time-based licenses, and outside services.

The increase in research and development expense for fiscal 2015 compared to fiscal 2014 was the result of increased headcount, masks costs, and outside service expenses primarily from the inclusion of Silicon Image research and development, partially offset by decreased variable compensation expense.

Selling, general, and administrative expense

The composition of our selling, general and administrative expenses, including as a percentage of revenue, for fiscal years 2016, 2015, and 2014 was as follows:

	Year Ended			% Change in
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015	2016	2015
Selling, general, and administrative	$98,602	$97,349	$73,527	1.3%	32.4%
Percentage of revenue	23.1%	24.0%	20.1%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses.

The increase in selling, general, and administrative expense for fiscal 2016 compared to fiscal 2015 was due mainly to an increase in bad debt expense related to the bankruptcy of one of our distributor groups, substantially offset by the decrease in expenses due to restructuring and integration of operations undertaken since the acquisition of Silicon Image, predominantly headcount reductions and site consolidations.

The increase in selling, general, and administrative expense for fiscal 2015 compared to fiscal 2014 was primarily due to increased headcount and outside service expenses driven primarily by the inclusion of Silicon Image, partially offset by decreased variable compensation expense.

Amortization of Acquired Intangible Assets

The composition of our amortization of acquired intangible assets, including as a percentage of revenue, for fiscal years 2016, 2015 and 2014 was as follows:

	Year Ended			% Change in
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015	2016	2015
Amortization of acquired intangible assets	$33,575	$29,580	$2,948	13.5%	100+%
Percentage of revenue	7.9%	7.3%	0.8%

For fiscal 2016 compared to fiscal 2015, amortization of acquired intangible assets increased due to the inclusion of additional amortization expense from new intangible assets acquired in connection with our acquisition of Silicon Image for the full year of fiscal 2016 relative to only an approximately 10-month period in fiscal 2015, partially offset by the reduction of certain intangibles as a result of impairment charges in late 2015, and the sale of Qterics in April 2016.

For fiscal 2015 compared to fiscal 2014, amortization of acquired intangible assets increased primarily due to additional amortization expense from intangible assets acquired in connection with our acquisition of Silicon Image in March 2015.

Restructuring charges

The composition of our restructuring charges, including as a percentage of revenue, for fiscal years 2016, 2015 and 2014 was as follows:

	Year Ended			% Change in
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015	2016	2015
Restructuring charges	$9,267	$19,239	$17	(51.8)%	100+%
Percentage of revenue	2.2%	4.7%	—%

Restructuring charges include expenses resulting from reductions in our worldwide workforce, consolidation of our facilities, and cancellation of software contracts and engineering tools.

In March 2015, our Board of Directors approved an internal restructuring plan (the "March 2015 Plan"), in connection with our acquisition of Silicon Image. The March 2015 Plan was designed to realize synergies from the acquisition by eliminating redundancies created as a result of combining the two companies. The March 2015 Plan is substantially complete, subject to certain remaining expected costs that we do not expect to be material and any changes in sublease assumptions should they occur, which will be expensed as incurred under U.S. GAAP rules through the first quarter of fiscal 2017. Approximately $20.6 million of total expense has been incurred through December 31, 2016 under the Mach 2015 Plan. We expect the total cost of the March 2015 Plan to be approximately $21.0 million.

In September 2015, we implemented a further reduction of our worldwide workforce (the "September 2015 Reduction") separate from the March 2015 Plan. The September 2015 Reduction was designed to resize the company in line with the market environment and to better balance our workforce with the long-term strategic needs of our business. The September 2015 Reduction is substantially complete, subject to certain remaining expected costs, which we do not expect to be material, which will be expensed as incurred under U.S. GAAP rules through the first quarter of fiscal 2017. Approximately $7.9 million of total expense has been incurred through December 31, 2016 under the September 2015 Reduction. We expect the total cost of the September 2015 Reduction to be approximately $8.0 million.

The $10.0 million decrease in restructuring expense from fiscal 2015 to fiscal 2016 is primarily the result of decreased headcount related restructuring charges in the current year slightly offset by an incremental net charge in the fourth quarter of 2016 to terminate the lease for our Sunnyvale site.

The increase in Restructuring charges for fiscal 2015 compared to fiscal 2014 was driven by the combination of both the March 2015 Plan and the September 2015 Reduction in fiscal 2015 versus only residual restructuring activity in fiscal 2014 related to past restructuring plans.

Acquisition related charges

The composition of our acquisition related charges, including as a percentage of revenue, for fiscal years 2016, 2015 and 2014 was as follows:

	Year Ended			% Change in
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015	2016	2015
Acquisition related charges	$6,305	$22,450	$—	(71.9)%	100+%
Percentage of revenue	1.5%	5.5%	—%

Acquisition related charges includes severance and professional fees directly related to acquisitions.

For fiscal 2016, acquisition related charges were attributable to professional fees associated with our pending acquisition by Canyon Bridge Acquisition Company, Inc.

For fiscal 2015, acquisition related charges were entirely attributable to our acquisition of Silicon Image in March 2015 and were comprised of professional services including legal, accounting, licenses and fees, and severance and stock compensation costs related to change of control payments to departing executives. Charges related to the acquisition of Silicon Image were substantially completed as of January 2, 2016. There were no acquisition related charges in fiscal 2014.

Impairment of goodwill and intangible assets

The composition of our Impairment of goodwill and intangible assets, including as a percentage of revenue, for fiscal years 2016, 2015 and 2014 was as follows:

	Year Ended			% Change in
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015	2016	2015
Impairment of goodwill and intangible assets	$7,866	$21,655	$—	(63.7)%	100+%
Percentage of revenue	1.8%	5.3%	—%

In September 2016, the Founders of the HDMI consortium, of which we are a member, amended the Founders Agreement resulting in changes to our role as agent for the HDMI consortium and to the model for sharing adopter fee revenues. Lattice historically served the role of the HDMI licensing agent via a wholly owned subsidiary, HDMI Licensing LLC. Under the terms of the agreement, our role as the agent was terminated effective January 1, 2017 and a new independent entity was appointed to act as the new HDMI licensing agent with responsibility for licensing and the distribution of royalties among Founders. As a result of the amended model for sharing revenue, we will be entitled to a reduced share of adopter fees paid by parties adopting the HDMI standard. We determined that this modification constituted an impairment indicator related to the intangible assets associated with future HDMI adopter fees. Our assessment of the new value of these intangible assets concluded that they had been impaired as of the end of the third quarter of fiscal 2016, and we recorded a $7.9 million non-cash impairment charge in the Consolidated Statements of Operations. We do not anticipate any future cash expenditures related to this impairment. No impairment charges related to goodwill were recorded in fiscal 2016 as no indicators of impairment were present.

For fiscal 2015, the impairment of goodwill and intangible assets was related to Qterics, Inc., which was acquired in the March 2015 acquisition of Silicon Image. During the fourth quarter of fiscal 2015, we determined that we experienced an impairment indicator related to the long-lived assets of the Qterics operating segment. For purposes of testing for impairment in fiscal 2015, the Company operated as two reporting units: the continuing core Lattice ("Core") business, which includes intellectual property and semiconductor devices, and Qterics, which was a discrete software-as-a-service business unit in the Lattice legal entity structure until it was sold in April 2016. Although these two operating segments constituted two reportable segments in fiscal 2015, we combined Qterics with our Core business and reported them together as one reportable segment due to the immaterial nature of the Qterics segment. Following this assessment, we concluded that goodwill and intangible assets had been impaired in the Qterics segment as of January 2, 2016. As a result, we recorded impairment charges amounting to $21.7 million, or approximately 92% of the previous value of goodwill and intangible assets, in the Consolidated Statements of Operations for the year ended January 2, 2016, comprising $12.7 million pertaining to goodwill, $3.9 million pertaining to developed technology, and $5.1 million pertaining to customer relationships. The valuation was based on the market approach and was our best estimate of fair value as of the end of fiscal 2015. No impairment charges were recorded for the Core segment in fiscal 2015, and we had no impairment charges in fiscal 2014.

Interest Expense

The composition of our Interest expense, including as a percentage of revenue, for fiscal years 2016, 2015 and 2014 was as follows:

	Year Ended			% Change in
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015	2016	2015
Interest expense	$(20,327)	$(18,389)	$(172)	10.5%	100+%
Percentage of revenue	(4.8)%	(4.5)%	—%

The increase in interest expense for fiscal 2016 compared to fiscal 2015 was primarily driven by the interest expense related to our debt acquired to partially fund the Silicon Image acquisition, which is further discussed in the Credit Arrangements section under Liquidity and Capital Resources. This interest expense is comprised of contractual interest and amortization of original issue discount and debt issuance costs based on the effective interest method and was recognized for the full year of fiscal 2016 versus only an approximately 10-month period in fiscal 2015. The latter shorter period was the result of the Silicon Image acquisition date late in the first quarter of fiscal 2015.

For fiscal 2015, the $18.2 million increase in interest expense from fiscal 2014 was primarily driven by the issuance of debt to partially fund the Silicon Image acquisition in fiscal 2015.

Other income (expense), net

The composition of our other income (expense), net, including as a percentage of revenue, for fiscal years 2016, 2015 and 2014 was as follows:

	Year Ended			% Change in
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015	2016	2015
Other income (expense), net	$4,303	$(580)	$1,497	100+%	(100+)%
Percentage of revenue	1.0%	(0.1)%	0.4%

For fiscal 2016 compared to fiscal 2015, the increase in other income (expense), net is driven by the $2.6 million gain on the sale of Qterics to an unrelated third party, escrow proceeds received from the sale of assets by Silicon Image prior to our acquisition in 2015, proceeds received from the bankruptcy settlement distribution of a prior customer, all in fiscal 2016, and the loss on sale of assets in the prior year, not recurring in the current year.

The $0.6 million other expense in fiscal 2015 primarily consisted of a loss on sale of assets combined with foreign exchange losses as compared to the $1.5 million other income in fiscal 2014, which resulted primarily from the realization of a gain on the sale of auction rate securities.

Income taxes

The composition of our income taxes for fiscal years 2016, 2015 and 2014 was as follows:

	Year Ended			% Change in
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015	2016	2015
Income tax expense (benefit)	$9,917	$32,540	$(5,639)	(69.5)%	100+%

Our overall tax expense for fiscal 2016, compared to fiscal 2015 decreased primarily due to the recording of a valuation allowance in 2015 resulting in an increase to the tax provision of $21 million, not recurring in the current year.

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

Equity in net loss of an unconsolidated affiliate

The composition of our equity in net loss of an unconsolidated affiliate for fiscal years 2016, 2015 and 2014 was as follows:

	Year Ended			% Change in
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015	2016	2015
Equity in net loss of an unconsolidated affiliate, net of tax	$(1,459)	$(492)	$—	196.5%	100+%

As of December 31, 2016, we held a 22.7% preferred stock ownership interest in a privately-held company that designs human-computer interaction technology for a total investment of $6.0 million. Due to the level of our ownership interest and after considering the nature of our participation in the management and interaction with the investee, we have determined that we have the ability to exert significant influence on the investee. Accordingly, we have accounted for the investment using the equity method and have recognized our proportionate share of the investee’s net loss in the Consolidated Statements of Operations

The increase in equity in net loss of an unconsolidated affiliate for fiscal 2016 compared to fiscal 2015 was due to recognition for the full year of fiscal 2016 versus only for the fourth quarter of fiscal 2015, the period in which we converted from cost to the equity method of accounting for this investment.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our Consolidated Balance Sheets and the effects of our credit arrangements and contractual obligations on our liquidity and capital resources, our share repurchase program, as well as our non-GAAP measures.

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

We believe that our financial resources will be sufficient to meet our working capital needs through at least the next 12 months. As of December 31, 2016, we did not have significant long-term commitments for capital expenditures. In the future, and to the extent our Credit Agreement permits, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, completing other acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain equity or additional debt financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain equity or additional debt financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs, which financing may now be more difficult to obtain in light of our indebtedness related to the Credit Agreement.

Liquidity

Cash and cash equivalents and Short-term marketable securities

(In thousands)	December 31, 2016	January 2, 2016	$ Change
Cash and cash equivalents	$106,552	$84,606	$21,946
Short-term marketable securities	10,308	17,968	(7,660)
Total Cash and cash equivalents and Short-term marketable securities	$116,860	$102,574	$14,286

As of December 31, 2016, we had total cash and cash equivalents and short-term marketable securities of $116.9 million, of which approximately $65.9 million in cash and cash equivalents was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of December 31, 2016, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net increase in cash and cash equivalents and short-term investments of $14.3 million as compared to January 2, 2016, was primarily the result of $41.7 million of cash provided by operations and $2.0 million in proceeds received from the sale of the Qterics business unit, offset by $25.8 million of cash used in capital expenditures and payment for software licenses and $5.2 million of cash used in the repayment of debt.

Accounts receivable, net

(In thousands)	December 31, 2016	January 2, 2016	$Change	%Change
Accounts receivable, net	$99,637	$88,471	$11,166	12.6%
Days sales outstanding - Overall	77	80	(3)
Days sales outstanding - Product	75	70	5
Days sales outstanding - Licensing and services	106	149	(43)

Accounts receivable, net increased $11.2 million or 13% as of December 31, 2016 compared to January 2, 2016, due to an increase in shipments to certain distributors at the end of the current fiscal year as compared to the end of the prior fiscal year, partially offset by decreases in HDMI royalty audit settlements and IP license billings.

Overall days sales outstanding at December 31, 2016 was 77, a decrease of 3 days from 80 days at January 2, 2016. Days sales outstanding at December 31, 2016 related to Product revenue was 75, an increase of 5 days from 70 days at January 2, 2016. Days sales outstanding at December 31, 2016 related to Licensing and services revenue was 106 days, a decrease of 43 days from 149 days at January 2, 2016.

Inventories

(In thousands)	December 31, 2016	January 3, 2015	$Change	%Change
Inventories	$79,168	$75,896	$3,272	4.3%
Months of inventory on hand	4.3	4.8	(0.5)

Inventory increased $3.3 million, or 4.3%, as of December 31, 2016 compared to January 2, 2016 primarily due to a net shift in demand for certain product lines. Inventory related to newer offerings increased approximately $15 million, which was offset by an approximately $10 million decrease in inventory related to older lines, plus an additional decrease in inventory value of approximately $1 million as production volumes in 2016 lowered overhead costs. Months of inventory on hand decreased to 4.3 months at the end of fiscal 2016 from 4.8 months at the end of fiscal 2015.

Credit Arrangements

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million, net of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the 6-month LIBOR, subject to a 1.00% floor, plus a spread of 4.25% as of December 31, 2016. The current effective interest rate on the Term Loan is 6.20%.

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

Due to the combination of payments described above, our calculation of the current portion of long-term debt depends on activity that has occurred subsequent to December 31, 2016. Since our Earnings Release on February 15, 2017, we have entered into a patent monetization transaction that has triggered a $17.9 million increase to current portion of long-term debt presented in the Consolidated Balance Sheets. Over the next twelve months, we expect to be required to make principal payments of approximately $32.5 million, in addition to required quarterly payments.

While the Credit Agreement does not contain financial covenants, it does contain informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. We were in compliance with all such covenants at December 31, 2016.

As of December 31, 2016, we had no significant long-term purchase commitments for capital expenditures or existing used or unused credit arrangements.

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

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at December 31, 2016:

(In thousands)
Fiscal year	Operating leases (1)	Long-term Debt (2)
2017	$7,220	$55,056
2018	5,890	38,355
2019	4,559	67,455
2020	4,528	99,362
2021	4,583	145,282
Thereafter	18,965	—
	$45,745	$405,510

(1) Certain of our facilities and equipment are leased under operating leases, which expire at various times through 2026.

(2) Cash payments due for long-term debt include estimated interest payments, which are based on outstanding principal amounts, currently effective interest rates as of December 31, 2016, timing of scheduled payments and the debt term. See Liquidity section of Item 7 for further discussion pertaining to our Credit Arrangements.

Our significant operating leases are for our facilities in Portland and Hillsboro, Oregon; San Jose, California; Muntinlupa City, Philippines; Shanghai, China, and Hyderabad, India. We also had a significant lease for a facility in Sunnyvale, California which was terminated in February 2017.

In November 2014, we entered into a lease for a new corporate headquarters facility in Portland, Oregon which expires in March 2025. Annual rental costs are estimated at $0.6 million with average annual increases of approximately 5%. We commenced operations at the new headquarters location in March 2015. In November 2014, we sold the property where our headquarters was formerly located in Hillsboro, Oregon for net proceeds of $14.6 million. We leased back the majority of this facility from November 2014 until March 2015, after which we leased a smaller portion of the facility until November 2022. Annual rental costs are estimated at $0.5 million with 3% annual increases.

Our lease in San Jose, California expires September 2026 with total annual rental costs estimated to be $2.2 million and annual increases of approximately 3%. Two of our leases in Muntinlupa City, Philippines expire in May 2025 and June 2025, with total annual rental costs estimated to be $0.7 million and annual increases of approximately 5%. The other two leases in this location expire in July 2017 and August 2018, with remaining rental costs estimated to be $0.1 million. Our lease in Shanghai expires in May 2018, with remaining rental costs estimated to be $2.6 million, and our lease in Hyderabad expires in December 2017, with remaining rental costs estimated to be $0.3 million. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful life of the assets.

New Accounting Pronouncements

The information contained under the heading "New Accounting Pronouncements" in Note 1 - Nature of Operations and Significant Accounting Policies to our Consolidated Financial Statements in Part II, Item 8 is incorporated by reference into this Part II, Item 7.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Non-GAAP Financial Measures

To supplement our consolidated financial results presented in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), we also present non-GAAP financial measures which are adjusted from the most directly comparable U.S. GAAP financial measures. The non-GAAP measures set forth below exclude charges and adjustments primarily related to stock-based compensation, restructuring charges, acquisition-related charges, amortization of acquired intangible assets, purchase accounting adjustments, impairment of goodwill and intangible assets, gain on the sale of a business unit, and the estimated tax effect of these items. These charges and adjustments may be nonrecurring in nature but are a result of periodic or non-core operating activities of the company.

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

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share amounts)	Year Ended
(unaudited)	December 31, 2016	January 2, 2016	January 3, 2015

Revenue Reconciliation
GAAP Revenue	$427,054	$405,966	$366,127
Acquisition related deferred revenue effect (1)	—	5,187	—
Non-GAAP Revenue	$427,054	$411,153	$366,127

Gross Margin Reconciliation
GAAP Gross margin	$246,434	$219,909	$206,187
Acquisition related net deferred revenue effect (1) (2)	—	3,691	—
Acquisition related inventory fair value effect (3)	523	6,078	—
Stock-based compensation expense - gross margin	888	1,416	819
Non-GAAP Gross margin	$247,845	$231,094	$207,006

Gross Margin % Reconciliation
GAAP Gross margin %	57.7%	54.2%	56.3%
Cumulative effect of non-GAAP Gross Margin adjustments	0.3%	2.0%	0.2%
Non-GAAP Gross margin %	58.0%	56.2%	56.5%

Operating Expenses Reconciliation
GAAP Operating expenses	$273,133	$327,141	$164,571
Amortization of acquired intangible assets	(33,575)	(29,580)	(2,948)
Restructuring charges	(9,267)	(19,239)	(17)
Acquisition related charges (4)	(6,305)	(22,450)	—
Impairment of goodwill and intangible assets	(7,866)	(21,655)	—
Stock-based compensation expense - operations	(15,325)	(15,934)	(11,983)
Non-GAAP Operating expenses	$200,795	$218,283	$149,623

(Loss) Income from Operations Reconciliation
GAAP (Loss) income from operations	$(26,699)	$(107,232)	$41,616
Acquisition related net deferred revenue effect (1) (2)	—	3,691	—
Acquisition related inventory fair value effect (3)	523	6,078	—
Stock-based compensation expense - gross margin	888	1,416	819
Amortization of acquired intangible assets	33,575	29,580	2,948
Restructuring charges	9,267	19,239	17
Acquisition related charges (4)	6,305	22,450	—
Impairment of goodwill and intangible assets	7,866	21,655	—
Stock-based compensation expense - operations	15,325	15,934	11,983
Non-GAAP Income from operations	$47,050	$12,811	$57,383

(1) Fair value adjustment to deferred revenue from purchase accounting
(2) Fair value adjustment to deferred cost of sales from purchase accounting
(3) Fair value adjustment for inventory step-up from purchase accounting
(4) Includes stock-based compensation and severance costs related to change in control

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share amounts)	Year Ended
(unaudited)	December 31, 2016	January 2, 2016	January 3, 2015

(Loss) Income from Operations % Reconciliation
GAAP (Loss) income from operations %	(6.3)%	(26.4)%	11.4%
Cumulative effect of non-GAAP Gross Margin and Operating adjustments	17.3%	29.5%	4.3%
Non-GAAP Income from operations %	11.0%	3.1%	15.7%

Income Tax Expense Reconciliation
GAAP Income tax expense (benefit)	$9,917	$32,540	$(5,639)
Estimated tax effect of non-GAAP adjustments (5)	—	(21,030)	7,238
Non-GAAP Income tax expense	$9,917	$11,510	$1,599

Net (Loss) Income Reconciliation
GAAP Net (loss) income	$(54,099)	$(159,233)	$48,580
Acquisition related net deferred revenue effect (1) (2)	—	3,691	—
Acquisition related inventory fair value effect (3)	523	6,078	—
Stock-based compensation expense - gross margin	888	1,416	819
Amortization of acquired intangible assets	33,575	29,580	2,948
Restructuring charges	9,267	19,239	17
Acquisition related charges (4)	6,305	22,450	—
Impairment of goodwill and intangible assets	7,866	21,655	—
Stock-based compensation expense - operating expense	15,325	15,934	11,983
Gain on sale of Qterics	(2,646)	—	—
Estimated tax effect of non-GAAP adjustments (5)	—	21,030	(7,238)
Non-GAAP Net income (loss)	$17,004	$(18,160)	$57,109

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
calculated values for GAAP and non-GAAP tax expense has been included as the “Estimated tax effect of non-GAAP adjustments.” Prior periods have been similarly recalculated to conform to the current presentation.

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share amounts)	Year Ended
(unaudited)	December 31, 2016	January 2, 2016	January 3, 2015

Basic Net (Loss) Income Per Share Reconciliation
GAAP Net (loss) income per share - basic	$(0.45)	$(1.36)	$0.41
Cumulative effect of Non-GAAP adjustments	0.59	1.21	0.08
Non-GAAP Net income (loss) per share - basic	$0.14	$(0.15)	$0.49

Diluted Net (Loss) Income Per Share Reconciliation
GAAP Net (loss) income per share - diluted	$(0.45)	$(1.36)	$0.40
Cumulative effect of Non-GAAP adjustments	0.59	1.21	0.07
Non-GAAP Net income (loss) per share - diluted	$0.14	$(0.15)	$0.47

Shares used in per share calculations:
Basic	119,994	117,387	117,708
Diluted - GAAP (6)	119,994	117,387	120,245
Diluted - non-GAAP (6)	121,957	117,387	120,245

(6) Diluted shares are calculated using the GAAP treasury stock method. In a loss position, diluted shares equal basic shares.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

A portion of our silicon wafer and other purchases were historically denominated in Japanese yen, we billed our Japanese customers in yen, and we continue to collect a Japanese consumption tax refund in yen. As a result of this, as well as having various international subsidiary and branch operations, our financial position and results of operations are subject to foreign currency exchange rate risk.

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

At December 31, 2016 and January 2, 2016, we had forward contracts for Japanese yen of $2.3 million and $3.3 million, respectively. The net fair value of these contracts was favorable by approximately $0.2 million at December 31, 2016 and unfavorable by less than $0.1 million at January 2, 2016. A hypothetical 10% unfavorable exchange rate change in the yen against the U.S. dollar would have resulted in an unfavorable change in net fair value of $0.2 million and $0.4 million at December 31, 2016 and January 2, 2016, respectively. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

Interest Rate Risk

At December 31, 2016, we had $342.2 million outstanding on the $350.0 million gross term loan outstanding under our Credit Agreement, with a variable contractual interest rate based on the LIBOR, subject to a 1.00% floor, plus a spread of 4.25%. A hypothetical 10% increase in the LIBOR would not have increased the LIBOR above this 1.00% floor used in the interest rate calculation, and thus would not have had an impact on Interest expense for the twelve month period ended December 31, 2016.

Item 8. Financial Statements and Supplementary Data

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	December 31, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$106,552	$84,606
Short-term marketable securities	10,308	17,968
Accounts receivable, net of allowance for doubtful accounts	99,637	88,471
Inventories	79,168	75,896
Prepaid expenses and other current assets	19,035	18,922
Total current assets	314,700	285,863
Property and equipment, less accumulated depreciation of $134,786 at December 31, 2016 and $118,943 at January 2, 2016	49,481	51,852
Intangible assets, net of amortization	118,863	162,583
Goodwill	269,758	267,549
Deferred income taxes	372	578
Other long-term assets	13,709	17,495
Total assets	$766,883	$785,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses (includes restructuring)	$80,933	$74,298
Accrued payroll obligations	9,865	9,463
Current portion of long-term debt	33,767	7,557
Deferred income and allowances on sales to sell-through distributors	32,257	17,866
Deferred licensing and services revenue	728	1,993
Total current liabilities	157,550	111,177
Long-term debt	300,855	330,870
Other long-term liabilities	38,048	38,353
Total liabilities	496,453	480,400
Commitments and contingencies (Notes 13 and 20)	—	—
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 121,645,000 shares issued and outstanding as of December 31, 2016 and 118,651,000 shares issued and outstanding as of January 2, 2016	1,216	1,187
Additional paid-in capital	680,315	660,089
Accumulated deficit	(406,945)	(352,846)
Accumulated other comprehensive loss	(4,156)	(2,910)
Total stockholders' equity	270,430	305,520
Total liabilities and stockholders' equity	$766,883	$785,920

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands, except per share data)	December 31, 2016	January 2, 2016	January 3, 2015
Revenue:
Product	$390,704	$369,200	$366,127
Licensing and services	36,350	36,766	—
Total revenue	427,054	405,966	366,127
Costs and expenses:
Cost of product revenue	179,983	184,914	159,940
Cost of licensing and services revenue	637	1,143	—
Research and development	117,518	136,868	88,079
Selling, general, and administrative	98,602	97,349	73,527
Amortization of acquired intangible assets	33,575	29,580	2,948
Restructuring charges	9,267	19,239	17
Acquisition related charges	6,305	22,450	—
Impairment of goodwill and intangible assets	7,866	21,655	—
	453,753	513,198	324,511
(Loss) income from operations	(26,699)	(107,232)	41,616
Interest expense	(20,327)	(18,389)	(172)
Other income (expense), net	4,303	(580)	1,497
(Loss) income before income taxes and equity in net loss of an unconsolidated affiliate	(42,723)	(126,201)	42,941
Income tax expense (benefit)	9,917	32,540	(5,639)
Equity in net loss of an unconsolidated affiliate, net of tax	(1,459)	(492)	—
Net (loss) income	$(54,099)	$(159,233)	$48,580

Net (loss) income per share
Basic	$(0.45)	$(1.36)	$0.41
Diluted	$(0.45)	$(1.36)	$0.40

Shares used in per share calculations:
Basic	119,994	117,387	117,708
Diluted	119,994	117,387	120,245

The accompanying notes are an integral part of these Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015
Net (loss) income	$(54,099)	$(159,233)	$48,580
Other comprehensive (loss) income:
Unrealized loss related to marketable securities, net of tax	(172)	(69)	(373)
Reclassification adjustment for losses related to marketable securities included in other income (expense)	79	442	170
Realized gain on sale of auction rate securities, previously unrealized, net of tax	—	—	(1,147)
Translation adjustment loss, net of tax	(1,303)	(1,243)	(330)
Change in actuarial valuation of defined benefit pension	150	(156)	(59)
Comprehensive (loss) income	$(55,345)	$(160,259)	$46,841

The accompanying notes are an integral part of these Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock ($.01 par value)		Paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive loss
(In thousands, except par value data)	Shares	Amount					Total
Balances, December 28, 2013	115,671	$1,157	$626,861	$—	$(242,193)	$(145)	$385,680
Net income for 2014	—	—	—	—	48,580		48,580
Unrealized loss related to marketable securities, net of tax	—	—	—	—	—	(373)	(373)
Realized gain on sale of auction rate securities, previously unrealized, net of tax	—	—	—	—	—	(1,147)	(1,147)
Recognized loss on redemption of marketable securities, previously unrealized	—	—	—	—	—	170	170
Translation adjustments, net of tax	—	—	—	—	—	(330)	(330)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of tax	3,560	35	8,706	—	—	—	8,741
Stock repurchase	—	—	—	(13,089)	—	—	(13,089)
Retirement of treasury stock	(1,943)	(19)	(13,070)	13,089	—	—	—
Stock-based compensation expense related to options, ESPP and RSUs	—	—	12,802	—	—	—	12,802
Change in actuarial valuation of defined benefit pension	—	—	—	—	—	(59)	(59)
Balance, January 3, 2015	117,288	$1,173	$635,299	$—	$(193,613)	$(1,884)	$440,975
Net loss for 2015	—	—	—	—	(159,233)	—	(159,233)
Unrealized loss related to marketable securities, net of tax	—	—	—	—	—	(69)	(69)
Recognized loss on redemption of marketable securities, previously unrealized	—	—	—	—	—	442	442
Translation adjustments, net of tax	—	—	—	—	—	(1,243)	(1,243)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of tax	2,415	25	2,161	—	—	—	2,186
Stock repurchase	—	—	—	(6,970)	—	—	(6,970)
Retirement of treasury stock	(1,052)	(11)	(6,959)	6,970	—	—	—
Stock-based compensation expense related to options, ESPP and RSUs	—	—	18,396	—	—	—	18,396
Fair value of partially vested stock options and RSUs assumed in acquisition	—	—	5,139	—	—	—	5,139
Change in actuarial valuation of defined benefit pension	—	—	—	—	—	(156)	(156)
Redemption of noncontrolling interest, net of previous accretion to redemption value.	—	—	6,053	—	—	—	6,053
Balance, January 2, 2016	118,651	$1,187	$660,089	$—	$(352,846)	$(2,910)	$305,520
Net loss for 2016	—	—	—	—	(54,099)	—	(54,099)
Unrealized loss related to marketable securities, net of tax	—	—	—	—	—	(172)	(172)
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	—	79	79
Translation adjustments, net of tax	—	—	—	—	—	(1,303)	(1,303)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of tax	2,994	29	4,013	—	—	—	4,042
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	16,213	—	—	—	16,213
Change in actuarial valuation of defined benefit pension	—	—	—	—	—	150	150
Balances as of December 31, 2016	121,645	$1,216	$680,315	$—	$(406,945)	$(4,156)	$270,430

The accompanying notes are an integral part of these Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015
Cash flows from operating activities:
Net (loss) income	$(54,099)	$(159,233)	$48,580
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	61,806	60,808	22,248
Impairment of goodwill and intangible assets	7,866	21,655	—
Amortization of debt issuance costs and discount	1,350	2,835	—
Change in deferred income tax provision	90	21,367	(7,222)
Loss (gain) on sale or maturity of marketable securities	79	333	(1,698)
Gain on forward contracts	(184)	—	—
Stock-based compensation expense	16,213	18,396	12,802
Loss on disposal of fixed assets	597	—	—
Gain on sale of business unit	(2,646)	—	—
Equity in net loss of an unconsolidated affiliate, net of tax	1,459	492	—
Changes in assets and liabilities:
Accounts receivable, net	(11,419)	4,578	(12,287)
Inventories	(3,272)	9,868	(18,703)
Prepaid expenses and other assets	(2,270)	(6,710)	(3,200)
Accounts payable and accrued expenses (includes restructuring)	8,338	6,301	(7,819)
Accrued payroll obligations	402	(10,202)	(30)
Income taxes payable	3,216	1,749	—
Deferred income and allowances on sales to sell-through distributors	14,391	2,920	7,451
Deferred licensing and services revenue	(183)	1,958	—
Net cash (used in) provided by operating activities	41,734	(22,885)	40,122
Cash flows from investing activities:
Proceeds from sales of and maturities of marketable securities	14,897	142,956	101,861
Purchase of marketable securities, net	(7,490)	(15,982)	(139,792)
Proceeds from sale of auction rate securities	—	—	5,488
Cash paid for business acquisition, net of cash acquired	—	(431,068)	—
Proceeds from sale of land and building	—	—	14,625
Capital expenditures	(16,717)	(18,209)	(10,267)
Proceeds from sale of business unit, net of cash sold	1,972	—	—
Cash paid for a non-marketable equity-method investment	(1,000)	(5,000)	—
Cash paid for software licenses	(9,035)	(9,515)	(6,059)
Net cash used in investing activities	(17,373)	(336,818)	(34,144)
Cash flows from financing activities:
Proceeds from issuance of restricted stock units, net of withholding taxes	(3,565)	(3,493)	(3,427)
Purchase of treasury stock	—	(6,970)	(13,089)
Net proceeds from issuance of common stock	7,607	5,679	12,168
Net proceeds from issuance of long-term debt	—	346,500	—
Cash paid for debt issuance costs	—	(8,283)	—
Repayment of debt	(5,154)	(2,625)	—
Cash paid to redeem noncontrolling interest	—	(867)	—
Net cash provided by (used in) financing activities	$(1,112)	$329,941	$(4,348)

The accompanying notes are an integral part of these Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015
Effect of exchange rate change on cash	$(1,303)	$(1,243)	$(329)
Net (decrease) increase in cash and cash equivalents	21,946	(31,005)	1,301
Beginning cash and cash equivalents	84,606	115,611	114,310
Ending cash and cash equivalents	$106,552	$84,606	$115,611

Supplemental cash flow information:
Change in unrealized loss related to marketable securities, net of tax, included in Accumulated other comprehensive loss	$172	$69	$373
Income taxes paid, net of refunds	$9,359	$8,339	$1,599
Interest paid	$18,159	$11,071	$—
Accrued purchases of property and equipment	$1,028	$1,277	$478
Transfer of residual temporary equity to additional paid-in capital on redemption of noncontrolling interest	$—	$6,773	$—

The accompanying notes are an integral part of these Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations and Significant Accounting Policies

Nature of Operations

Lattice Semiconductor (“Lattice,” the “Company,” “we,” “us,” or “our”) is a Delaware company that engages in smart connectivity solutions, providing intellectual property and low-power, small form-factor devices that enable global customers to quickly deliver innovative and differentiated cost and power efficient products. The Company's broad end-market exposure extends from mobile and consumer electronics to industrial and automotive equipment, communications and computing infrastructure, and licensing.

We do not manufacture our own silicon wafers. We maintain strategic relationships with large semiconductor foundries located in Asia to source our finished silicon wafers. In addition, all of our assembly operations and most of our test and logistics operations are performed by outside suppliers located in Asia. We perform certain test operations and reliability and quality assurance processes internally.

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

Fiscal Reporting Period

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2016 and 2015 were 52-week years that ended December 31, 2016 and January 2, 2016, respectively. Our fiscal 2014 was a 53-week year, with a 14-week fourth quarter, that ended January 3, 2015. Our fiscal 2017 will be a 52-week year and will end on December 30, 2017. All references to quarterly or yearly financial results are references to the results for the relevant fiscal period.

Principles of Consolidation and Presentation

The accompanying Consolidated Financial Statements include the accounts of Lattice and its subsidiaries after the elimination of all intercompany balances and transactions. Our results for the year ended January 2, 2016 include the results of Silicon Image, Inc. ("Silicon Image") for the approximately 10-month period from March 11, 2015 through January 2, 2016. Results presented for periods prior to fiscal 2015 are those historically reported for Lattice only. Our results for the year ended December 31, 2016 fully include the results of Silicon Image. Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year. Net loss attributable to noncontrolling interest amounting to approximately $0.3 million that was reported separately for the year ended January 2, 2016 is now included in Other income (expense), net.

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

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity. During fiscal 2014 we sold all of our Level 3 instruments, which had been entirely made up of auction rate securities consisting of student loan asset-backed notes. These were classified as Long-term marketable securities on our Consolidated Balance Sheets, and management derived the fair value of the auction rate securities from a combination of market and income approaches, including third party valuation results, investment broker-provided market information, and available information on the credit quality of the underlying collateral.

Foreign Exchange and Translation of Foreign Currencies

While our revenues and the majority of our expenses are denominated in U.S. dollars, we have international subsidiary and branch operations that conduct some transactions in foreign currencies. In addition, a portion of our silicon wafer and other purchases were historically denominated in Japanese yen, we billed certain Japanese customers in yen, and we continue to collect a Japanese consumption tax refund in yen. Gains or losses from foreign exchange rate fluctuations on balances denominated in foreign currencies are reflected in Other (expense) income, net. Realized and unrealized gains or losses on foreign currency transactions were not significant for the periods presented. We translate accounts denominated in foreign currencies in accordance with ASC 830, “Foreign Currency Matters,” using the current rate method under which asset and liability accounts are translated at the current rate, while stockholders' equity accounts are translated at the appropriate historical rates, and revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments related to the consolidation of foreign subsidiary financial statements are reflected in Accumulated other comprehensive loss in Stockholders' equity.

Derivative Financial Instruments

We mitigate foreign currency exchange rate risk by entering into foreign currency forward exchange contracts. At December 31, 2016 and January 2, 2016, we had open contracts for Japanese yen of $2.3 million and $3.3 million, respectively. The two contract outstanding at December 31, 2016 will settle in June 2017. Of the six contracts outstanding at January 2, 2016, two settled in January 2016 and the other four contracts settled in June 2016. Although such hedges mitigate our foreign currency exchange rate exposure from an economic perspective they were not designated as "effective" hedges for accounting purposes and are adjusted to fair value through Other (expense) income, net, with a gain of approximately $0.2 million and a loss of less than $0.1 million for the years ended December 31, 2016 and January 2, 2016, respectively.

Concentration Risk

Potential exposure to concentration risk may impact revenue, trade receivables, marketable securities, and supply of wafers for our new products.

Customer concentration risk may impact revenue. For fiscal years 2016, 2015, and 2014, our top five end customers constituted approximately 27%, 32%, and 45%, respectively, of our revenue. Our largest end customer in fiscal year 2016 accounted for 9.9% of total revenue. Our largest end customer in fiscal year 2015 accounted for 9.3% of total revenue, and our two largest end customers in fiscal year 2014 accounted for 19.1% and 12.3%, respectively, of total revenue.

Sales through distributors have historically accounted for a significant portion of our total revenue. For fiscal year 2016, revenue attributable to resale of products by sell-through distributors as a percentage of our total revenue was 61%. For both of the fiscal years 2015 and 2014, revenue attributable to resale of products by sell-through distributors as a percentage of our total revenue was 45%. Our two largest distributor groups also account for a substantial portion of our trade receivables. At December 31, 2016 and January 2, 2016, one distributor group accounted for 38% and 29%, respectively, and the other accounted for 24% and 15%, respectively, of gross trade receivables. No other distributor groups or end customers accounted for more than 10% of gross trade receivables at these dates.

Concentration of credit risk with respect to trade receivables is mitigated by our credit and collection process including active management of collections, credit limits, routine credit evaluations for essentially all customers, and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable. Accounts receivable do not bear interest and are shown net of allowances for doubtful accounts of $9.3 million and $0.6 million at December 31, 2016 and January 2, 2016, respectively. During the third quarter of fiscal 2016, we received notice from one of our distributor groups that indicated a high likelihood of their bankruptcy. As a result, we reserved our accounts receivable, net of deferred revenue, from the distributor group resulting in an increase in allowance for doubtful accounts of $9.0 million and bad debt expense of $7.5 million for fiscal 2016.

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

We rely on a limited number of foundries for our wafer purchases including Fujitsu Limited, Seiko Epson Corporation, Taiwan Semiconductor Manufacturing Company, Ltd, and United Microelectronics Corporation. We seek to mitigate the concentration of supply risk by establishing, maintaining and managing multiple foundry relationships; however, certain of our products are sourced from a single foundry.

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

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table:

(In thousands)	December 31, 2016	January 2, 2016
Inventory valued at published list price and held by sell-through distributors with right of return	$86,218	$47,086
Allowance for distributor advances	(37,090)	(22,290)
Deferred cost of sales related to inventory held by sell-through distributors	(16,871)	(6,930)
Total Deferred income and allowances on sales to sell-through distributors	$32,257	$17,866

A significant portion of our revenue in fiscal 2016 was from sell-through distributors. For fiscal year 2016, resale of products by sell-through distributors as a percentage of our total revenue was 61%. For fiscal years 2015 and 2014, resale of products by sell-through distributors as a percentage of our total revenue was 45% in each year.

We use estimates and apply judgment to reconcile sell-through distributors' inventories. Errors in our estimates or judgments could result in inaccurate reporting of our Revenue, Cost of product sold, Deferred income and allowances on sales to sell-through distributors, and Net (loss) income.

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

From time to time we enter into patent sale and licensing agreements to monetize and license a broad portfolio of our patented inventions. Such licensing agreements may include upfront license fees and ongoing royalties. The contractual terms of the agreements generally provide for payments of upfront license fees and/or royalties over an extended period of time. Revenue from such license fees is recognized when payments become due and payable as long as all other revenue recognition criteria are met, while revenue from royalties is recognized when reported to us by customers.

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

HDMI royalty revenue is determined by a contractual allocation formula agreed to by the Founders of the HDMI consortium. Evidence of an arrangement, as it relates to HDMI royalty revenue, is deemed complete when all of the Founders agree on the royalty sharing formula. From time to time through December 31, 2016, as an agent of the HDMI Consortium, we performed audits on our royalty reporting customers to ensure compliance. As a result of those compliance efforts, we entered into settlement agreements for the payment of unreported royalties. The contractual terms of those agreements provided for upfront payment of unreported royalties or payment over a period of time, generally not to exceed one year. Revenue from those arrangements was recognized when the agreement was executed by both parties, as long as price was fixed and determinable and collection was reasonably assured.

Inventories

Inventories are recorded at the lower of actual cost determined on a first-in-first-out basis or market. We establish provisions for inventory if it is obsolete or we hold quantities which are in excess of projected customer demand. The creation of such provisions results in a write-down of inventory to net realizable value and a charge to Cost of product revenue.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally three to five years for equipment and software, one to three years for tooling, and thirty years for buildings and building space. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful life of the assets. Upon disposal of property and equipment, the accounts are relieved of the costs and related accumulated depreciation and amortization, and resulting gains or losses are reflected in the Consolidated Statements of Operations for recognized gains and losses, or in the Consolidated Balance Sheets for deferred gains and losses. Repair and maintenance costs are expensed as incurred.

Equity Investments in Privately Held Companies

Equity investments in privately-held companies are reviewed on a quarterly basis to determine if their values have been impaired and adjustments are recorded as necessary. We assess the potential impairment of these investments by considering available evidence such as the investee’s historical and projected operating results, progress towards meeting business milestones, ability to meet expense forecasts, and the prospects for industry or market in which the investee operates. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other-than-temporary are reported in other income (expense), net in the accompanying Consolidated Statements of Operations.
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

Impairment of Long-Lived Assets

Long-lived assets, including amortizable intangible assets, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We monitor the carrying value of our long-lived assets for potential impairment and test the recoverability of such assets annually during the fourth quarter and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset group; (ii) actual third-party valuations; and/or (iii) information available regarding the current market for similar asset groups. If the fair value of the asset group is determined to be less than the carrying amount of the asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in our Consolidated Statements of Operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired. The results of our assessments are detailed in Note 9.

Valuation of Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. We review goodwill for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating whether goodwill is impaired, we make a qualitative assessment to determine if it is more likely than not that the reporting unit's fair value is less than the carrying amount. If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must measure the impairment loss. The impairment loss, if any, is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, no further impairment analysis is needed. For purposes of testing goodwill for impairment, we currently operate as a single reporting unit: the core Lattice ("Core") business, which includes intellectual property and semiconductor devices. In fiscal 2015 only, we separately tested goodwill for impairment in Qterics, a discrete software-as-a-service business unit in the Lattice legal entity structure. We sold Qterics to an unrelated third party in April 2016. Although these two operating units constituted two reportable segments in fiscal 2015, we combined Qterics with our Core business and reported them together as one reportable segment due to the immaterial nature of the Qterics unit. The results of our assessments are detailed in Note 9.

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

Accounting for Income Taxes

Our provision for income tax is comprised of our current tax liability and changes in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more-likely-than-not to be recoverable against future taxable income. At December 31, 2016, U.S. income taxes were not provided on approximately $3.0 million of the undistributed earnings of our Chinese subsidiary as we intend to reinvest these earnings indefinitely. If these earnings were distributed to the U.S. in the form of dividends or otherwise, these earnings would be subject to Chinese withholding taxes and would be subject to additional U.S. income taxes but offset by net operating loss carryforwards which have been fully reserved.

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

In assessing the ability to realize deferred tax assets, the Company evaluates both positive and negative evidence that may exist and considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU 2015-14 deferring the effective date of ASU 2014-09 to periods beginning on or after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that year. We intend to adopt ASU 2014-09 on December 31, 2017 which is the first day of our fiscal 2018. The new standard allows for two transition methods - (i) apply it retrospectively to each prior reporting period presented, or (ii) apply it prospectively with the cumulative effect of adoption recognized on December 31, 2017, the first day of our fiscal 2018. We have not yet concluded upon our selection of the transition method. We have commenced our implementation efforts, which have thus far focused on developing a project plan and performing a preliminary assessment of potential impacts of the new standard to our financial statements. Key elements of our project plan include the final determination of the impacts of the standard to revenues, contract acquisition costs, income taxes and various balance sheet accounts; the identification of additional system requirements, if any, to support our application of the new standard; and the design and implementation of relevant internal controls. We believe that we have sufficient time and resources to complete our implementation efforts no later than the fourth quarter of fiscal 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that substantially all leases, including current operating leases, be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This update is intended to recognize the income tax consequences of intra-entity transfers of assets other than inventory when they occur by removing the exception to postpone recognition until the asset has been sold to an outside party. For public business entities, this guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted, and it is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of ASU 2016-16 on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. This update requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. For public business entities, this guidance is effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact of ASU 2017-01 on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under the new guidance, an entity will recognize an impairment charge for the amount by which the carrying value exceeds the fair value. This standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017 and requires a prospective transition method. We are currently evaluating the impact of ASU 2017-04 on our consolidated financial statements and related disclosures.

Note 2 - Net (Loss) Income Per Share

We compute basic net (loss) income per share by dividing net (loss) income by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units ("RSUs"), and Employee Stock Purchase Plan ("ESPP") shares. Our application of the treasury stock method includes, as assumed proceeds, the average unamortized stock-based compensation expense for the period and the impact of the pro forma deferred tax benefit or cost associated with stock-based compensation expense. When we are in a net loss position, we do not include dilutive securities as their inclusion would reduce the net loss per share.

A reconciliation of basic and diluted net (loss) income per share is presented below:

	Year Ended
(in thousands, except per share data)	December 31, 2016	January 2, 2016	January 3, 2015
Net (loss) income	$(54,099)	$(159,233)	$48,580

Shares used in basic net (loss) income per share	119,994	117,387	117,708
Dilutive effect of stock options, RSUs and ESPP shares	—	—	2,537
Shares used in diluted net (loss) income per share	119,994	117,387	120,245

Basic net (loss) income per share	$(0.45)	$(1.36)	$0.41

Diluted net (loss) income per share	$(0.45)	$(1.36)	$0.40

The computation of diluted net (loss) income per share for fiscal years 2016 and 2015 excludes the effects of stock options, RSUs, and ESPP shares, aggregating approximately 9.0 million shares and 9.2 million shares, respectively, which are antidilutive. The computation of diluted net (loss) income per share for fiscal year 2014 includes the effects of stock options, RSUs and ESPP shares aggregating approximately 2.5 million shares, as they are dilutive, and excludes the effects of stock options, RSUs and ESPP shares aggregating approximately 2.6 million shares, as they are antidilutive. Stock options, RSUs and ESPP shares are considered antidilutive when the aggregate of exercise price, unrecognized stock-based compensation expense, and excess tax benefit are greater than the average market price for our common stock during the period or when the Company is in a net loss position, as the effects would reduce the loss per share. Stock options and RSUs that are antidilutive at December 31, 2016 could become dilutive in the future.

Note 3 - Marketable Securities

We classify our marketable securities as short-term based on their nature and availability for use in current operations. Our short-term marketable securities have contractual maturities of up to two years. The following table summarizes the remaining maturities of our marketable securities at fair value:

(In thousands)	December 31, 2016	January 2, 2016
Short-term marketable securities:
Maturing within one year	$10,308	$12,144
Maturing between one and two years	—	5,824
Total marketable securities	$10,308	$17,968

The following table summarizes the composition of our marketable securities at fair value:

(In thousands)	December 31, 2016	January 2, 2016
Short-term marketable securities:
Corporate and government bonds and notes	$10,230	$17,888
Certificates of deposit	78	80
Total marketable securities	$10,308	$17,968

Note 4 - Fair Value of Financial Instruments

	Fair value measurements as of December 31, 2016				Fair value measurements as of January 2, 2016
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$10,308	$10,230	$78	$—	$17,968	$17,888	$80	$—
Foreign currency forward exchange contracts, net	184	—	184	—	(12)	—	(12)	—
Total fair value of financial instruments	$10,492	$10,230	$262	$—	$17,956	$17,888	$68	$—

We invest in various financial instruments that may include corporate and government bonds and notes, commercial paper, and certificates of deposit. In the past we have also invested in auction rate securities. In addition, we enter into foreign currency forward exchange contracts to mitigate our foreign currency exchange rate exposure. We carry these instruments at their fair value in accordance with ASC 820. The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value. There were no transfers between any of the levels during fiscal 2016, 2015, and 2014.

During the fiscal years ended December 31, 2016 and January 2, 2016, we had no Level 3 instruments. In the second quarter of the fiscal year ended January 3, 2015, we sold our remaining auction rate securities with a par value of $5.7 million with an estimated fair value of $5.2 million, for $5.5 million. As a result, we reported a gain of $1.7 million in the Consolidated Statements of Operations and relieved $1.1 million of previously unrealized gain, net of taxes, from accumulated other comprehensive loss in fiscal 2014.

In accordance with ASC 320, “Investments-Debt and Equity Securities,” we recorded an unrealized loss of approximately $0.2 million during the fiscal year ended December 31, 2016, and an unrealized loss of less than $0.1 million during the fiscal year ended January 2, 2016 on certain Short-term marketable securities (Level 1 instruments), which have been recorded in accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a materially adverse effect on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in accumulated other comprehensive loss.

Note 5 - Inventories

(In thousands)	December 31, 2016	January 2, 2016
Work in progress	$50,688	$57,865
Finished goods	28,480	18,031
Total inventories	$79,168	$75,896

Note 6 - Property and Equipment

(In thousands)	December 31, 2016	January 2, 2016
Buildings	$3,554	$3,554
Computer and test equipment	162,388	148,995
Office furniture and equipment	3,460	3,880
Leasehold and building improvements	14,865	14,366
	184,267	170,795
Accumulated depreciation and amortization	(134,786)	(118,943)
	$49,481	$51,852

Depreciation and amortization expense for property and equipment was $18.4 million, $18.1 million including $1.5 million of restructuring expense, and $11.4 million for fiscal years 2016, 2015, and 2014, respectively.

As of December 31, 2016, our owned building space in Shanghai, China was classified as held for sale as a result of planned facilities consolidation under our March 2015 Restructuring Plan. We have halted depreciation as of December 31, 2016 and entered into a contract to sell the building in January 2017. We expect the sale to be completed in the first quarter of fiscal 2017. The office space had a carrying value of $2.2 million as of December 31, 2016 and is included in property and equipment in the Consolidated Balance Sheets.

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

There is no contingent consideration in this acquisition.

Purchase consideration was allocated to the tangible and intangible assets and liabilities assumed on the basis of the respective estimated fair values on the acquisition date. In the first quarter of 2016, we revised our valuation and allocation of purchase price consideration resulting in $2.1 million of additional long-term liabilities related to an uncertain tax position with an equivalent revision to Goodwill, which is reflected in the Consolidated Balance Sheets for the year ended December 31, 2016.

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

Silicon Image’s results of operations and the estimated fair value of the assets acquired and liabilities assumed are included in Lattice's consolidated financial statements effective March 11, 2015. Silicon Image's revenue and net loss for the approximately 10-month period from March 11, 2015 through January 2, 2016 were approximately $135.6 million and $77.0 million, respectively. Silicon Image's acquisition related charges in that period, which were expensed as incurred, were approximately $8.2 million.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill recognized in the acquisition of Silicon Image was derived from expected benefits from cost synergies and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill is not amortized, but is instead tested for impairment annually or more frequently if certain indicators of impairment are present. We do not expect goodwill impairment to be tax deductible for income tax purposes. No impairment charges relating to goodwill were recorded in fiscal 2016 as no indicators of impairment were present. A $13 million charge to fully impair the Qterics goodwill was recorded for fiscal 2015 (Note 9). No impairment charges related to goodwill were recorded in fiscal 2014 as no indicators of impairment were present. The goodwill balance of $270 million at December 31, 2016 is comprised of $45 million from prior acquisitions combined with the $238 million from the acquisition of Silicon Image, reduced by the fiscal 2015 goodwill impairment charge of $13 million.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Silicon Image as if the merger occurred on December 29, 2013, the first day of our 2014 fiscal year. The pro forma financial information for the periods presented includes adjustments to amortization and depreciation for intangible assets and property and equipment acquired; adjustments to share-based compensation expense; and interest expense for the additional indebtedness incurred as part of the acquisition. The total of nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings for the year ended January 3, 2015 and excluded from the reported pro forma revenue and earnings for the year ended January 2, 2016 was $30.6 million related to acquisition-related charges. The pro forma financial information as presented below is for informational purposes only, is based on certain assumptions and estimates, and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the first period presented.

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

We monitor the carrying value of our intangible assets for potential impairment and test the recoverability of such assets annually during the fourth quarter and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The results of our assessments are summarized below and more fully detailed in Note 9.

During the third quarter of fiscal 2016, we recorded a $7.9 million non-cash impairment charge to the intangible assets associated with future HDMI adopter fees. During the fourth quarter of fiscal 2015, we recorded a $9.0 million impairment charge to the intangible assets of the then Qterics operating segment comprising developed technology of $3.9 million, and customer relationships of $5.1 million. With the sale of Qterics in April 2016, its balances for intangible assets, accumulated amortization, and impairment have been removed from the balance for intangible assets, net of amortization in the Consolidated Balance Sheet as of December 31, 2016. No impairment charges related to intangible assets were recorded during fiscal 2014 as no indicators of impairment were present.

The following tables summarize the details of our total purchased intangible assets as of December 31, 2016 and January 2, 2016:

	December 31, 2016
(In thousands)	Weighted Average Amortization Period (in years)	Gross	Impairment	Accumulated Amortization	Intangible assets, net of amortization
Developed technology	4.7	$141,359	$—	$(55,493)	$85,866
Customer relationships	6.1	30,800	(7,866)	(13,694)	9,240
Licensed technology	3.3	2,127	—	(1,201)	926
Patents	5	769	—	(279)	490
Total identified finite-lived intangible assets		175,055	(7,866)	(70,667)	96,522
In-process research and development	indefinite	22,341	—	—	22,341
Total identified intangible assets		$197,396	$(7,866)	$(70,667)	$118,863

	January 2, 2016
(In thousands)	Weighted Average Amortization Period (in years)	Gross	Impairment	Accumulated Amortization	Intangible assets, net of amortization
Developed technology	4.7	$135,700	$(3,856)	$(28,384)	$103,460
Customer relationships	5.5	37,258	(5,139)	(10,156)	21,963
Licensed technology	2.5	2,127	—	(610)	1,517
Patents	5	769	—	(126)	643
Total identified finite-lived intangible assets		175,854	(8,995)	(39,276)	127,583
In-process research and development	indefinite	35,000	—	—	35,000
Total identified intangible assets		$210,854	$(8,995)	$(39,276)	$162,583

We recorded amortization expense associated with these intangible assets on the Consolidated Statements of Operations as follows:

	Year Ended
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015
Research and development	$745	$731	$—
Amortization of acquired intangible assets	33,575	28,849	2,948
	$34,320	$29,580	$2,948

The annual expected amortization expense of acquired intangible assets with finite lives is as follows:

(In thousands)	Amount
2017	$33,759
2018	27,877
2019	25,093
2020	7,145
2021	2,547
Thereafter	101
Total	$96,522

Note 9 - Impairment of Goodwill and Intangible Assets

In connection with our acquisitions of Silicon Image in March 2015 and SiliconBlue in December 2011 we recorded goodwill and identifiable intangible assets related to developed technology, customer relationships, licensed technology, patents, and in-process research. We monitor the carrying value of our goodwill and intangible assets for potential impairment and test the recoverability of such assets annually during the fourth quarter and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

In September 2016, the Founders of the HDMI consortium, of which we are a member, amended the existing Founders Agreement resulting in changes to our role as agent for the HDMI consortium and to the model for sharing adopter fee revenues. Lattice historically served the role of the HDMI licensing agent via a wholly owned subsidiary, HDMI Licensing LLC. Under the terms of the new agreement, our role as the agent was terminated effective January 1, 2017 and a new independent entity was appointed to act as the new HDMI licensing agent with responsibility for licensing and the distribution of royalties among Founders. As a result of the amended model for sharing revenue, we will be entitled to a reduced share of adopter fees paid by parties adopting the HDMI standard. We determined that this modification constituted an impairment indicator related to the intangible assets associated with future HDMI adopter fees. Our assessment of the new value of these intangible assets concluded that they had been impaired as of the end of the third quarter of fiscal 2016, and we recorded a $7.9 million non-cash impairment charge in the Consolidated Statements of Operations. We do not anticipate any future cash expenditures related to this impairment. No impairment charges related to goodwill were recorded in fiscal 2016 as no indicators of impairment were present.

For fiscal 2015, the impairment of goodwill and intangible assets was related to Qterics, Inc., which was acquired in the March 2015 acquisition of Silicon Image. During the fourth quarter of fiscal 2015, we determined that we experienced an impairment indicator related to the long-lived assets of the Qterics operating segment. For purposes of testing for impairment in fiscal 2015, the Company operated as two reporting units: the continuing core Lattice ("Core") business, which includes intellectual property and semiconductor devices, and Qterics, which was a discrete software-as-a-service business unit in the Lattice legal entity structure until it was sold in April 2016. Although these two operating segments constituted two reportable segments in fiscal 2015, we combined Qterics with our Core business and reported them together as one reportable segment due to the immaterial nature of the Qterics segment. Following this assessment, we concluded that goodwill and intangible assets had been impaired in the Qterics segment as of January 2, 2016. As a result we recorded an impairment charge amounting to $21.7 million, or approximately 92% of the previous value of goodwill and intangible assets, in the Consolidated Statements of Operations for the year ended January 2, 2016, comprising $12.7 million pertaining to goodwill, $3.9 million pertaining to developed technology, and $5.1 million pertaining to customer relationships. The valuation was based on the market approach and was our best estimate of fair value as of the end of fiscal 2015. No impairment charges were recorded for the Core segment in fiscal 2015, and we had no impairment charges in fiscal 2014.

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

In the fourth quarter of fiscal 2015, we increased our ownership interest to 22.7% by making an additional investment of $2.0 million. This increased our gross investment in the investee to $5.0 million. As a result of the change in ownership interest and after considering the changes in the level of our participation in the management and interaction with the investee, we determined that we have the ability to exert significant influence over the investee. Accordingly, we changed our accounting for the investment from the cost method to the equity method and have since recognized our proportionate share of the investee’s operating results in the Consolidated Statements of Operations.

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

Applying the equity method, the proportionate share of the investee's net loss that we have recognized in the Consolidated Statements of Operations for fiscal years 2016, 2015, and 2014 was as follows:

	Year Ended
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015
Equity in net loss of an unconsolidated affiliate, net of tax	$(1,459)	$(492)	$—

Through December 31, 2016, we have reduced the value of our investment by approximately $2.0 million, representing our cumulative proportionate share of the privately-held company’s net loss accumulated to that date. The net balance of our investment included in other long-term assets in the Consolidated Balance Sheets is detailed in the following table:

(In thousands)	Total
Balance at January 3, 2015	$—
Investment made during fiscal year	5,000
Equity in net loss of an unconsolidated affiliate, net of tax	(492)
Balance at January 2, 2016	4,508
Investment made during fiscal year	1,000
Equity in net loss of an unconsolidated affiliate, net of tax	(1,459)
Balance at December 31, 2016	$4,049

Note 11 - Accounts Payable and Accrued Expenses

Included in accounts payable and accrued liabilities in the Consolidated Balance Sheets are the following balances:

(In thousands)	December 31, 2016	January 2, 2016
Trade accounts payable	$37,800	$18,616
Payable to members of the HDMI and MHL consortia*	9,698	16,643
Other accrued expenses	33,435	39,039
Total accounts payable and accrued expenses	$80,933	$74,298

* As an agent of the HDMI and MHL consortia, we administer royalty reporting and distributions to the members of these consortia. This excludes amounts payable to us, and is payable quarterly based on collections from HDMI and MHL customers. Our role as the agent of the HDMI consortium terminated on January 1, 2017.

Note 12 - Redeemable Noncontrolling Interest

With the acquisition of Silicon Image on March 10, 2015, we also assumed a redeemable noncontrolling interest which comprised a 7% investment in Qterics amounting to $7.0 million invested by the noncontrolling interest holder initially entered into on December 4, 2014. The investment was redeemable at fair market value at the third-party holder's option on the third, fourth, or fifth year anniversaries. If the fair market value at the redemption date, as negotiated and agreed to by the parties, did not exceed $21 million, the redemption price would be 130% of the fair market value.

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

During the fourth quarter of fiscal 2015, we entered into an agreement with the holder pursuant to which the entire interest was redeemed for a cash payment of approximately $0.9 million. The difference between the carrying value and the redemption amount totaling approximately $6.7 million was recorded as additional-paid-in-capital during the year ended January 2, 2016.

Note 13 - Lease Obligations

Certain of our facilities are leased under operating leases, which expire at various times through 2026. Rental expense under operating leases was $9.5 million, $7.4 million and $4.5 million for fiscal years 2016, 2015 and 2014, respectively. Future minimum lease commitments at December 31, 2016 were as follows:

Fiscal year	Amount
(In thousands)
2017	$7,220
2018	5,890
2019	4,559
2020	4,528
2021	4,583
Thereafter	18,965
$45,745

Note 14 - Income Taxes

The domestic and foreign components of (loss) income before income taxes were as follows:

	Year Ended
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015
Domestic	$(32,503)	$(92,737)	$6,292
Foreign	(10,220)	(33,464)	36,649
(Loss) income before taxes	$(42,723)	$(126,201)	$42,941

The components of the income tax expense (benefit) are as follows:

	Year Ended
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015
Current:
Federal	$1,896	$968	$329
State	13	80	5
Foreign	7,918	10,634	1,944
	9,827	11,682	2,278
Deferred:
Federal	—	18,713	(7,416)
State	—	2,318	(513)
Foreign	90	(173)	12
	90	20,858	(7,917)
Income tax expense (benefit)	$9,917	$32,540	$(5,639)

Income tax expense (benefit) differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
	%	%	%
Statutory federal rate	(35)	(35)	35
Adjustments for tax effects of:
State taxes, net	7	(6)	1
Research and development credits	(2)	(3)	(9)
Stock compensation	3	1	1
Foreign rate differential	14	12	(25)
Foreign dividends	—	5	1
Foreign withholding taxes	9	3	—
Capital loss expiration	—	—	7
Other permanent	3	4	—
Goodwill impairment	—	4	—
Valuation allowance	17	46	(23)
Change in uncertain tax benefit accrual	5	(8)	1
Tax rate change	—	3	(4)
Other	2	—	2
Effective income tax rate	23	26	(13)

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

In 2015, we completed the acquisition of Silicon Image, Inc. At the time of the acquisition, we evaluated the combined entity's net deferred income taxes, which included an assessment of the cumulative income or loss over the prior three-year period, to determine if a valuation allowance is required. After considering the significant loss for 2015, we concluded that it was more-likely-than-not that we would not be able to realize the benefit of our remaining U.S. deferred tax assets, resulting in an increase to the valuation allowance and an increase to the tax provision of $21.0 million. We exercised significant judgment and considered estimates about our ability to generate revenue and gross profits sufficient enough to offset expenditures in future periods within the United States.

In 2016, we continued to evaluate the valuation allowance position in the United States and concluded we should maintain a valuation allowance against the net federal and state deferred tax assets.

We will continue to evaluate both positive and negative evidence in future periods to determine if more deferred tax assets should be recognized. We don't have a valuation allowance in any foreign jurisdictions as it has been concluded it is more likely than not that we will realize the net deferred tax assets in future periods. The net increase in the total valuation allowance affecting the effective tax rate for the year ended December 31, 2016 was approximately $7.5 million.

The components of our net deferred tax assets are as follows:

(In thousands)	December 31, 2016	January 2, 2016
Deferred tax assets:
Accrued expenses and reserves	$5,143	$5,690
Inventory	290	303
Deferred Revenue	426	3,177
Stock-based and deferred compensation	7,269	7,674
Intangible assets	20,063	16,959
Fixed assets	678	—
Net operating loss carry forwards	137,521	131,829
Tax credit carry forwards	89,174	87,909
Capital loss carry forwards	962	1,262
Other	2,975	2,458
	264,501	257,261
Less: valuation allowance	(260,687)	(252,578)
Net deferred tax assets	3,814	4,683
Deferred tax liabilities:
Fixed Assets	—	791
Other	3,746	3,734
Total deferred tax liabilities	3,746	4,525
Net deferred tax assets	$68	$158

At December 31, 2016, we had federal net operating loss carryforwards (pretax) of approximately $367.0 million that expire at various dates between 2025 and 2036. We had state net operating loss carryforwards (pretax) of approximately $193.3 million that expire at various dates from 2017 through 2036. We also had federal and state credit carryforwards of $49.2 million and $56.7 million of which $55.5 million do not expire. The remaining credits expire at various dates from 2017 through 2036.

Future utilization of federal and state net operating losses and tax credit carry forwards may be limited if cumulative changes to ownership exceed 50% within any three-year period, which has not occurred through fiscal 2016. However, if there is a significant change in ownership, the future utilization may be limited and the deferred tax asset would be reduced to the amount available.

At December 31, 2016, U.S. income taxes were not provided for approximately $3.0 million of the undistributed earnings of our Chinese subsidiary. We intend to reinvest these earnings indefinitely. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

At December 31, 2016, our unrecognized tax benefits associated with uncertain tax positions were $47.6 million, of which $44.5 million, if recognized, would affect the effective tax rate, subject to valuation allowance. As of December 31, 2016, interest and penalties associated with unrecognized tax benefits were $7.5 million.

The following table summarizes the changes to unrecognized tax benefits for fiscal years 2016, 2015 and 2014:

(In thousands)	Amount
Balance at December 28, 2013	$22,643
Additions based on tax positions related to the current year	770
Additions based on tax positions of prior years	—
Reduction for tax positions of prior years	(4,673)
Settlements	—
Reduction as a result of lapse of applicable statute of limitations	(67)
Balance at January 3, 2015	18,673
Additions based on tax positions related to the current year	4,381
Additions based on tax positions of prior years	—
Additions due to acquisition	41,083
Reduction for tax positions of prior years	(14,958)
Settlements	—
Reduction as a result of lapse of applicable statute of limitations	(972)
Balance at January 2, 2016	48,207
Additions based on tax positions related to the current year	2,573
Additions based on tax positions of prior years	530
Additions due to acquisition	—
Reductions for tax positions of prior years	(1,824)
Settlements	—
Reduction as a result of lapse of applicable statute of limitations	(1,863)
Balance at December 31, 2016	$47,623

At December 31, 2016, it is reasonably possible that $2.2 million of unrecognized tax benefits and $0.1 million of associated interest and penalties could significantly change during the next twelve months. Our liability for uncertain tax positions (including penalties and interest) was $29.6 million and $26.9 million at December 31, 2016 and January 2, 2016, respectively, and is recorded as a component of other long-term liabilities on our Consolidated Balance Sheets. The remainder of our uncertain tax position exposure is netted against deferred tax assets.

Our income tax return for India is currently under examination for the tax year ended March 31, 2015. We are not under examination in any other jurisdiction.

We are subject to federal and state income tax as well as income tax in the various foreign jurisdictions in which we operate. Additionally, the years that remain subject to examination are 2013 for federal income taxes, 2012 for state income taxes, and 2010 for foreign income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward amount.

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

Note 15 - Restructuring

In March 2015, our Board of Directors approved an internal restructuring plan (the "March 2015 Plan"), in connection with our acquisition of Silicon Image. The March 2015 Plan was designed to realize synergies from the acquisition by eliminating redundancies created as a result of combining the two companies. This included reductions in our worldwide workforce, consolidation of facilities, and cancellation of software contracts and engineering tools. The March 2015 Plan is substantially complete, subject to certain remaining expected costs that we do not expect to be material and any changes in sublease assumptions should they occur, which will be expensed as incurred under U.S. GAAP rules through the first quarter of fiscal 2017. Under this plan, approximately $7.3 million and $13.3 million of expense was incurred during the years ended December 31, 2016 and January 2, 2016, respectively. Approximately $20.6 million of total expense has been incurred through December 31, 2016 under the March 2015 Plan. We expect the total cost of the March 2015 Plan to be approximately $21.0 million.

In September 2015, we implemented a further reduction of our worldwide workforce (the "September 2015 Reduction") separate from the March 2015 Plan. The September 2015 Reduction was designed to resize the company in line with the market environment and to better balance our workforce with the long-term strategic needs of our business. The September 2015 Reduction is substantially complete, subject to certain remaining expected costs, which we do not expect to be material, which will be expensed as incurred under U.S. GAAP rules through the first quarter of fiscal 2017. Under this reduction, approximately $2.0 million and $5.9 million of expense was incurred during the years ended December 31, 2016 and January 2, 2016, respectively. Approximately $7.9 million of total expense has been incurred through December 31, 2016 under the September 2015 Reduction. We expect the total cost of the September 2015 Reduction to be approximately $8.0 million.

In each of the fiscal years 2015 and 2014, less than $0.1 million of expense was incurred related to a prior restructuring plan. No charges were incurred in fiscal 2016 under this prior plan.

These expenses were recorded to restructuring charges on our Consolidated Statements of Operations. The restructuring accrual balance is presented in accounts payable and accrued expenses (includes restructuring) on the Consolidated Balance Sheets.

The following table displays the activity related to the restructuring plans described above:

(In thousands)	Severance & related *	Lease termination	Software Contracts & Engineering Tools**	Other	Total
Balance at December 28, 2013	$17	$368	$—	$147	$532
Restructuring charges	—	1	—	9	10
Costs paid or otherwise settled	(8)	(341)	—	(18)	(367)
Adjustments to prior restructuring costs	(9)	15	—	1	7
Balance at January 3, 2015	$—	$43	—	$139	$182
Restructuring charges	12,861	2,667	3,040	671	19,239
Costs paid or otherwise settled	(9,165)	(1,705)	(2,663)	(810)	(14,343)
Balance at January 2, 2016	$3,696	$1,005	377	$—	$5,078
Restructuring charges	2,883	2,993	1,903	1,488	9,267
Costs paid or otherwise settled	(5,778)	(2,962)	(2,255)	(1,476)	(12,471)
Balance at December 31, 2016	$801	$1,036	$25	$12	$1,874
* Includes employee relocation costs
**Includes cancellation of contracts, asset impairments, and accelerated depreciation on certain enterprise resource planning and customer relationship management systems

Note 16 - Long-Term Debt

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million net of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the 6-month LIBOR as of December 31, 2016, subject to a 1.00% floor, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 6.20%.

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

Due to the combination of payments described above, our calculation of the current portion of long-term debt depends on activity that has occurred subsequent to December 31, 2016. Since our Earnings Release on February 15, 2017, we have entered into a patent monetization transaction that has triggered a $17.9 million increase to current portion of long-term debt presented in the Consolidated Balance Sheets. Over the next twelve months, we expect to be required to make principal payments of approximately $32.5 million, in addition to required quarterly payments.

While the Credit Agreement does not contain financial covenants, it does contain informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. We were in compliance with all such covenants at December 31, 2016.

The original issue discount and the debt issuance costs have been accounted for as a reduction to the carrying value of the Term Loan on our Consolidated Balance Sheets and are being amortized to interest expense in our Consolidated Statements of Operations over the contractual term, using the effective interest method.

The fair value of the Term Loan approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

(in thousands)	December 31, 2016	January 2, 2016
Principal amount	$342,221	$347,375
Unamortized original issue discount and debt issuance costs	(7,599)	(8,948)
Less: Current portion of long-term debt	(33,767)	(7,557)
Long-term debt	$300,855	$330,870

Interest expense related to the Term Loan was included in Interest expense on the Consolidated Statements of Operations as follows:

		Year Ended
(in thousands)	December 31, 2016	January 2, 2016	January 3, 2015
Contractual interest	$18,518	$15,225	$—
Amortization of debt issuance costs and discount	1,350	2,835	—
Total Interest expense related to the Term Loan	$19,868	$18,060	$—

As of December 31, 2016, minimum expected future principal payments on the Term Loan were as follows:

Fiscal year	(in thousands)

2017	$35,996
2018	20,813
2019	52,583
2020	89,113
2021	143,716
$342,221

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

In May 2012, the Company's stockholders approved the 2012 Employee Stock Purchase Plan ("2012 ESPP"), which authorizes the issuance of 3.0 million shares of common stock to eligible employees to purchase shares of common stock through payroll deductions, which cannot exceed 10% of an employee's compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period. Employees are required to hold purchased shares for six months. We have treated the 2012 ESPP as a compensatory plan and recorded related compensation expense of $0.6 million, $0.4 million and $0.3 million for the fiscal years 2016, 2015 and 2014, respectively.

At December 31, 2016, a total of 1.3 million shares of our common stock were available for future grants under the 2013 Incentive Plan and the 2011 Non-Employee Director Equity Incentive Plan. Shares subject to stock option grants that expire or are canceled, without delivery of such shares, generally become available for re-issuance under equity incentive plans. At December 31, 2016, a total of 1.9 million shares of our common stock were available for future purchases under the 2012 ESPP. On March 10, 2015, in conjunction with the acquisition of Silicon Image, we assumed certain outstanding stock option and RSU grants of the Silicon Image Equity Incentive Plans. We assumed all stock option grants that were unvested or vested and out-of-the-money and all outstanding unvested RSU grants. The exchange ratio for the conversion was 1.09816 for all grants. The conversion ratio was determined by the weighted average closing price of Lattice common stock for the ten days prior to the acquisition date divided by the offer price of $7.30. The converted outstanding option grants totaled 2,087,605 shares and converted RSU grants totaled 2,025,255 shares as of March 10, 2015. As of December 31, 2016, 787,130 options and 228,659 RSU shares arising from this conversion remained outstanding.

Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations was as follows:

	Year Ended
(In thousands)	December 31, 2016	January 2, 2016	January 3, 2015
Cost of products sold	$888	$1,416	$819
Research and development	7,928	9,141	5,176
Selling, general, and administrative	7,397	6,793	6,807
Acquisition related charges	—	4,293	—
Total stock-based compensation	$16,213	$21,643	$12,802

Of the $21.6 million total stock-based compensation for the twelve months ended January 2, 2016, $3.9 million was paid in cash during the period as a result of the acquisition of Silicon Image on March 10, 2015.

ASC 718, “Compensation-Stock Compensation (“ASC 718”),” requires that we recognize compensation expense for only the portion of employee and director options and ESPP rights that are expected to vest.

The fair values of each option award on the date of grant and of the shares expected to be issued under the employee stock purchase plan are estimated using the Black-Scholes valuation model and the assumptions noted in the following table. The expected term is based on historical vested option exercises and includes an estimate of the expected term for options that are fully vested and outstanding. The expected volatility of both stock options and ESPP shares is based on the daily historical volatility of our stock price, measured over the expected term of the option or the ESPP purchase period. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option. The dividend yield reflects that we have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future.

The following table summarizes the assumptions used in the valuation of stock option and ESPP compensation for fiscal years 2016, 2015, and 2014:

Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Employee and Director Stock Options
Expected volatility	44.2% to 50.8%	43.6% to 47.3%	45.4% to 50.4%
Risk-free interest rate	.94% - 2.06%	1.4% to 1.7%	1.5% to 1.7%
Expected term (years)	4.06 - 4.78	4.08 to 4.75	4.1 to 4.7
Dividend yield	—%	—%	—%
Employee Stock Purchase Plan
Weighted average expected volatility	57.9%	33.6%	38.7%
Weighted average risk-free interest rate	0.43%	0.12%	0.08%
Expected term	6 months	6 months	6 months
Dividend yield	—%	—%	—%

At December 31, 2016, there was $11.0 million of total unrecognized compensation cost related to unvested employee and director stock options, which is expected to be recognized over a weighted average period of 2.6 years. Our current practice is to issue new shares to satisfy option exercises. Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

The following table summarizes our stock option activity and related information for the year ended December 31, 2016:

(Shares and aggregate intrinsic value in thousands)	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Balance, January 2, 2016	11,444	$5.46
Granted	3,907	5.65
Exercised	(1,466)	3.91
Forfeited or expired	(1,319)	5.47
Balance, December 31, 2016	12,566	$5.70
Vested and expected to vest at December 31, 2016	12,566	$5.70	4.39	$20,966
Exercisable, December 31, 2016	6,876	$5.65	3.15	$11,851

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that day. This amount changes based on the fair market value of the Company's stock. Total intrinsic value of options exercised for fiscal 2016, 2015 and 2014, and was $3.3 million, $2.5 million and $7.8 million, respectively. The total fair value of options and RSUs vested and expensed in fiscal 2016, 2015 and 2014 and was $15.6 million, $18.0 million and $12.8 million, respectively.

The resultant grant date weighted-average fair values for stock options granted, calculated using the Black-Scholes option pricing model with the noted assumptions for stock options, were $2.14, $2.35 and $2.93 for fiscal years 2016, 2015 and 2014, respectively. The weighted average fair values for the ESPP, calculated using the Black-Scholes option pricing model with the noted assumptions for the ESPP, were $1.82, $1.51 and $1.73 for fiscal years 2016, 2015 and 2014, respectively.

The following table summarizes our RSU activity for the year ended December 31, 2016:

(Shares in thousands)	Shares	Weighted average grant date fair value
Balance, January 2, 2016	4,757	$5.95
Granted	1,376	5.64
Exercised	(1,742)	5.97
Forfeited or expired	(1,144)	5.68
Balance, December 31, 2016	3,247	$5.90

At December 31, 2016 there was $16.2 million of total unrecognized compensation cost related to unvested RSUs. Our current practice is to issue new shares when RSUs vest. Compensation expense for RSUs is recognized using the straight-line method over the related vesting period.

We granted stock options and RSUs with a market condition to certain executives, amounting to approximately 321,900 stock options during fiscal 2016 and approximately 327,200 stock options and 70,000 RSUs during fiscal 2015. Of fiscal 2015 grants, 21,540 stock options and 70,000 RSUs were canceled in fiscal 2016 upon the departure of certain executives. The options and RSUs have a two year vesting and vest between 0% and 200% of the target amount, based on the Company's relative Total Shareholder Return (TSR) when compared to the TSR of a component of companies of the PHLX Semiconductor Sector Index over a two year period. TSR is a measure of stock price appreciation plus dividends paid, if any, in the performance period. The fair values of the options were determined and fixed on the date of grant using a lattice-based option-pricing valuation model, which incorporates a Monte-Carlo simulation, and considered the likelihood that we would achieve the market condition. Of these grants with a market condition, approximately 596,600 stock options were outstanding as of December 31, 2016. We incurred stock compensation expense related to these market condition awards of approximately $0.8 million in fiscal 2016 and approximately $0.6 million in fiscal 2015.

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

The following table summarizes the assumptions used in the valuation of stock options and RSUs with a market condition for fiscal years 2016, 2015 and 2014:

	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Executive stock options with a market condition
Expected volatility	46%	44% to 46%	n/a
Risk-free interest rate	1.1%	1.4%	n/a
Expected term (years)	4.5	4.5	n/a
Dividend yield	—%	—%	n/a
Executive RSUs with a market condition
Expected volatility	n/a	36.9%	53.5%
Risk-free interest rate	n/a	0.6%	2.2%
Expected term (years)	n/a	2.0	0.2
Dividend yield	n/a	—%	—%

Note 19 - Employee Benefit Plans

Qualified Investment Plan

In 1990, we adopted a 401(k) plan, which provides participants with an opportunity to accumulate funds for retirement. The plan does not allow investments in the Company's common stock. The plan allows for the Company to make discretionary matching contributions in cash. We recorded matching contributions of $0.9 million in each of fiscal 2016 and 2015. No matching contributions were recorded in fiscal 2014.

2016 Cash Incentive Plan

On December 21, 2015, upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved the 2016 Cash Incentive Plan (the “2016 Cash Plan”). The chief executive officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, together with all other employees of the Company not on the Company's sales incentive plan are eligible to participate in the 2016 Cash Plan. Under the 2016 Cash Plan, individual cash incentive payments for the eligible employees will be based both on Company financial performance, as measured by achievement of operating income (before incentive plan accruals) and revenue goals within specified ranges established by the Compensation Committee, and Company performance, as measured by the achievement of personal management objectives. The Compensation Committee determines the performance of the chief executive officer, the chief financial officer and other participants based on the achievement of the management objectives established by the Compensation Committee during the first fiscal quarter of 2016. There was $4.7 million of expense recorded under this plan in fiscal 2016.

2015 Cash Incentive Plan

On December 4, 2014, upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved the 2015 Cash Incentive Plan (the “2015 Cash Plan”). The chief executive officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, together with all other employees of the Company not on the Company's sales incentive plan were eligible to participate in the 2015 Cash Plan. Under the 2015 Cash Plan, individual cash incentive payments for the eligible employees were based both on Company financial performance, as measured by achievement of operating income (before incentive plan accruals) and revenue goals within specified ranges established by the Compensation Committee, and Company performance, as measured by the achievement of personal management objectives. The Compensation Committee determined the performance of the chief executive officer, the chief financial officer and other participants based on the achievement of the management objectives established by the Compensation Committee during the first fiscal quarter of 2015. There was $1.0 million of expense recorded under this plan in fiscal 2015.

2014 Cash Incentive Plan

On February 3, 2014, upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved the 2014 Cash Incentive Plan (the “2014 Cash Plan”). The chief executive officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, together with all other employees of the Company not on the Company's sales incentive plan were eligible to participate in the 2014 Cash Plan. Under the 2014 Cash Plan, individual cash incentive payments for the eligible employees were based both on Company financial performance, as measured by achievement of operating income (before incentive plan accruals) and revenue goals within specified ranges established by the Compensation Committee, and Company performance, as measured by the achievement of personal management objectives. The Compensation Committee determined the performance of the chief executive officer, the chief financial officer and other participants based on the achievement of the management objectives established by the Compensation Committee during the first fiscal quarter of 2014. There was $11.6 million of expense recorded under this plan in fiscal 2014.

Note 20 - Contingencies

Legal Matters

In February 2016, we filed a complaint against Technicolor SA and its affiliates in the United States District Court for the Northern District of California alleging that Technicolor had infringed on certain patents relating to the HDMI specification. Technicolor filed an answer to our complaint on April 11, 2016, which included various defenses to the alleged patent infringement. In November 2016, Technicolor amended its answer and asserted a counterclaim, alleging that the Company’s action constituted a breach of the HDMI Founders Agreement to provide licenses on fair, reasonable and non-discriminatory terms. Technicolor seeks declaratory relief and compensation for the alleged breach. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any financial consequences to us.

On or about January 9, 2017, Lattice, members of our Board, Canyon Bridge Capital Partners, Inc., Canyon Bridge Acquisition Company, Inc. and Canyon Bridge Merger Sub Inc. were named as defendants in a complaint filed in the United States District Court for the District of Oregon by an alleged stockholder of the Company in connection with the proposed acquisition of the Company by Canyon Bridge. The complaint was captioned Paul Parshall, et al. v. Lattice, et al. and alleges violations of federal securities laws based on alleged deficiencies in the disclosure provided to shareholders regarding the transaction. An additional complaint was subsequently filed on or about January 27, 2017, naming Lattice and members of our Board, in the United States district Court for the District of Delaware. This complaint is captioned Robert Sellers, et al. v. Lattice, et al. We believe that we possess defenses to these claims and intend to vigorously defend this litigation. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to the Company, if any.

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

Note 21 - Valuation and Qualifying Accounts

The following table displays the activity related to changes in our valuation and qualifying accounts:

(In thousands)	Balance at beginning of period	Balance received through acquisition	Charged (Credit) to costs and expenses	Charged to other accounts	Settlements & write-offs net of recoveries	Balance at end of period
Fiscal year ended December 31, 2016
Allowance for deferred taxes	$252,578	$—	$7,450	$659	$—	$260,687
Allowance for doubtful accounts	621	—	7,362	2,284	(968)	9,299
Allowance for warranty expense	370	—	216	—	(234)	352
	$253,569	$—	$15,028	$2,943	$(1,202)	$270,338
Fiscal year ended January 2, 2016
Allowance for deferred taxes	$141,215	$52,481	$58,658	$224	$—	$252,578
Allowance for doubtful accounts	875	—	(438)	189	(5)	621
Allowance for warranty expense	81	136	153	—	—	370
	$142,171	$52,617	$58,373	$413	$(5)	$253,569
Fiscal year ended January 3, 2015
Allowance for deferred taxes	$150,528	$—	$(9,958)	$645	$—	$141,215
Allowance for doubtful accounts	878	—	—	—	(3)	875
Allowance for warranty expense	—	—	81	—	—	81
	$151,406	$—	$(9,877)	$645	$(3)	$142,171

Note 22 - Segment and Geographic Information

Segment Information

As of December 31, 2016, we had one operating segment: the core Lattice business, which includes IP and semiconductor devices. Qterics, a discrete software-as-a-service business unit, was previously an immaterial operating segment in the Lattice legal entity structure. In April 2016, we sold Qterics to an unrelated third party for net proceeds of $2.0 million, net of cash sold, resulting in a gain of $2.6 million. The gain has been included in other income (expense), net for the year ended December 31, 2016 in the Consolidated Statements of Operations.

Geographic Information

Our revenue by major geographic area based on ship-to location was as follows:

	Year Ended
(In thousands)	December 31, 2016		January 2, 2016		January 3, 2015
United States:	$51,752	12%	$33,677	8%	$30,848	8%

China	146,645	34	147,688	36	159,155	43
Europe	59,835	14	55,596	14	59,041	16
Japan	49,080	12	44,067	11	31,207	9
Taiwan	31,322	7	31,181	8	6,691	2
Other Asia	78,046	18	85,598	21	69,778	19
Other Americas	10,374	3	8,159	2	9,407	3
Total foreign revenue	375,302	88	372,289	92	335,279	92
Total revenue	$427,054	100%	$405,966	100%	$366,127	100%

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

Our property and equipment, net by country at the end of each period was as follows:

(In thousands)	December 31, 2016	January 2, 2016
United States	$30,532	$25,615

China	10,617	14,998
Philippines	4,928	3,948
Taiwan	2,310	3,677
India	215	1,470
Japan	637	1,211
Other	242	933
Total foreign property and equipment, net	18,949	26,237
Total property and equipment, net	$49,481	$51,852

Revenue by Distributors

Our largest customers are often distributors and sales through distributors have historically made up a significant portion of our total revenue. Revenue attributable to resales of products by our primary distributors are as follows:

	% of Total Revenue
	2016	2015	2014
Arrow Electronics Inc.	24%	20%	24%
Weikeng Group	22	12	10
All others	15	13	11
All sell-through distributors	61%	45%	45%

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

Note 23 - Quarterly Financial Data (Unaudited)

A summary of the Company's consolidated quarterly results of operations is as follows:

	2016				2015 *
(In thousands, except per share data)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenue	$118,108	$113,225	$99,209	$96,512	$101,194	$109,715	$106,460	$88,597
Gross margin	63,480	67,424	58,426	57,104	54,102	59,849	58,126	47,832
Restructuring charges	951	317	2,568	5,431	3,459	6,818	4,068	4,894
Net loss	$(8,164)	$(12,414)	$(13,810)	$(19,711)	$(45,454)	$(24,862)	$(35,570)	$(53,347)

Net loss per share - basic and diluted	$(0.07)	$(0.10)	$(0.12)	$(0.17)	$(0.38)	$(0.21)	$(0.30)	$(0.46)

* Our results for the year ended January 2, 2016 include the results of Silicon Image for the approximately 10-month period from
March 11, 2015 through January 2, 2016. Our results for the year ended December 31, 2016 fully include the results of Silicon
Image. The first quarter of fiscal 2015 ended on April 4, 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lattice Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of Lattice Semiconductor Corporation and subsidiaries (the Company) as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Portland, Oregon
March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lattice Semiconductor Corporation:

We have audited Lattice Semiconductor Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Portland, Oregon
March 1, 2017

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

Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2016, the Company's internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has audited the Company's financial statements in this report on Form 10-K and issued its report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.

Changes in Internal Control over Financial Reporting

On March 10, 2015, we acquired Silicon Image, which had operated under its own set of systems and internal controls. Management excluded the Silicon Image control environment from its assessment of internal controls over financial reporting for the fiscal year ended January 2, 2016, as allowed in the year of acquisition. For the current fiscal year ended December 31, 2016, our financial reporting control environment includes Silicon Image's systems and much of its continuing control environment, which we are maintaining until we incorporate those processes into our planned implementation of a new company-wide enterprise resource planning ("ERP") system in fiscal 2017. We are currently preparing for updates to our control environment in anticipation of this integration and ERP transition.

Other than as described above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15(d) - 15(f) under the Exchanges Act) that occurred during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement (the “Proxy Statement”) for the 2017 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we will file not later than 120 days after the end of the fiscal year covered by this report. With the exception of the information expressly incorporated by reference from the Proxy Statement, the Proxy Statement is not to be deemed filed as a part of this report.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors that is required by this item is incorporated by reference from the information contained under the captions “Proposal 1: Election of Directors” and “Corporate Governance and Other Matters--Board Meetings and Committees” in the Proxy Statement. Information regarding our executive officers that is required by this item is incorporated by reference from the information contained under the caption "Proposal 2: Executive Compensation--The Executive Officers of the Company” in the Proxy Statement.

Information regarding Section 16(a) reporting compliance that is required by this item is incorporated by reference from the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted a Code of Conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. The Code of Conduct is posted on our website at www.latticesemi.com. There were no changes to our code of conduct during fiscal 2016. Amendments to the Code of Conduct or any grant of a waiver from a provision of the code of ethics requiring disclosure under applicable SEC rules, if any, will be disclosed on our website at www.latticesemi.com.

Information about our “Director Code of Ethics” and written committee charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee are available free of charge on the Company's website at www.latticesemi.com and are available in print to any shareholder upon request.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our Annual Report on Form 10-K for the year ended January 2, 2016. The procedures by which security holders may recommend nominees to our Board of Directors were described in detail in the information concerning our Nominating and Governance Committee under the caption “Board Meetings and Committees” in our Proxy Statement filed April 20, 2016.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Brian Beattie, the Executive Vice President, Business Operations, and Chief Administrative Officer of Synopsys, Inc. was appointed to our Board effective July 3, 2016. During the years ended December 31, 2016, January 2, 2016, and January 3, 2015, we paid approximately $2.5 million, $2.4 million, and $1.6 million, respectively, to Synopsys Inc. for new and renewed license arrangements. Subsequent to July 3, 2016, we paid Synopsys $1.4 million. Accounts payable to Synopsys was less than $0.1 million at December 31, 2016. Mr. Beattie received no direct compensation from the transactions. In addition, the information contained under the captions entitled “Certain Relationships and Related Transactions” and “Corporate Governance and Other Matters--Director Independence” in the Proxy Statement is incorporated herein by reference.

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

2.2
Agreement and Plan of Merger, dated November 3, 2016, by and among Lattice Semiconductor Corporation, Canyon Bridge Acquisition Company, Inc. and Canyon Bridge Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed November 3, 2016).

3.1	The Company’s Restated Certificate of Incorporation filed, as amended on June 4, 2009 (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed June 4, 2009).

3.2	The Company’s Bylaws, as amended as of November 3, 2016.

10.1*
Lattice Semiconductor Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A for the 2007 Annual Meeting of Stockholders filed on April 5, 2007).

10.2*
Lattice Semiconductor Corporation 1996 Stock Incentive Plan, as amended, and Related Form of Option Agreement (Incorporated by reference to Exhibit 10.24 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012).

10.3*
2001 Outside Directors' Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.33 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012).

10.4*
2001 Stock Plan, as amended, and related Form of Option Agreement (Incorporated by reference to Exhibit 10.34 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012).

Exhibit Number	Description

10.5*
Form of Indemnification Agreement executed by each director and executive officer of the Company and certain other officers and employees of the Company and its subsidiaries (Incorporated by reference to Exhibit 10.41 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

10.6*
Form of Amendment to Stock Option Agreements for 1996 Stock Incentive Plan, as amended, and 2001 Stock Plan, as amended (Incorporated by reference to Exhibit 99.3 filed with the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.7*	Form of Notice of Grant of Restricted Stock Units to Executive Officer (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.8*
Employment Agreement between Lattice Semiconductor Corporation and Byron Milstead effective as of December 30, 2008 (Incorporated by reference to Exhibit 10.66 filed with the Company's Annual Report on Form 10-K filed for the fiscal year ended January 3, 2009).

10.9*
Employment Agreement between Lattice Semiconductor Corporation and Darin G. Billerbeck dated as of November 8, 2010 (Incorporated by reference to Exhibit 10.70 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2010).

10.10*
Lattice Semiconductor Corporation 2012 Employee Stock Purchase Plan (incorporated by reference to Annex 1 to the Company's Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Stockholders filed on April 12, 2012).

10.11*
Lattice Semiconductor Corporation Amended 2011 Non-Employee Director Equity Incentive Plan (Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Stockholders filed on March 20, 2014).

10.12*
Lattice Semiconductor Corporation 2013 Incentive Plan (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Stockholders filed on March 20, 2014).

10.13
Office Lease, effective as of October 21, 2014, between 555 SW Oak, LLC and Lattice Semiconductor Corporation (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed October 27, 2014).

10.14*	Lattice Semiconductor Corporation 2016 Cash Incentive Plan

10.15*
Employment Agreement between Lattice Semiconductor Corporation and Glen Hawk dated November 6, 2015 (Incorporated by reference to Exhibit 10.79 filed with the Company’s Annual Report on Form 10-K filed March 2, 2016).

10.16*
Letter Agreement between Lattice Semiconductor Corporation, Canyon Bridge Acquisition Company, Inc., and Darin G. Billerbeck, dated November 3, 2016 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed November 4, 2016).

10.17*
Employment Agreement between Lattice Semiconductor Corporation and Max Downing, dated November 3, 2016 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed November 4, 2016).

10.18*
Letter Agreement between Lattice Semiconductor Corporation, Canyon Bridge Acquisition Company, Inc., and Max Downing, dated November 3, 2016 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed November 4, 2016).

10.19*
Letter Agreement between Lattice Semiconductor Corporation, Canyon Bridge Acquisition Company, Inc., and Glen Hawk, dated November 3, 2016 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed November 4, 2016).

10.20*
Letter Agreement between Lattice Semiconductor Corporation, Canyon Bridge Acquisition Company, Inc., and Byron Milstead, dated November 3, 2016 (Incorporated by reference to Exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed November 4, 2016).

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

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)
By:	/s/ Max Downing
Max Downing Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Date:	March 1, 2017

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Darin G. Billerbeck and Max Downing, or either of them, his or her attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date

Principal Executive Officer
/s/ Darin G. Billerbeck		March 1, 2017
Darin G. Billerbeck	President, Chief Executive Officer and Director
Principal Financial and Accounting Officer
/s/ Max Downing		March 1, 2017
Max Downing	Chief Financial Officer
Directors
/s/ Robin Abrams		March 1, 2017
Robin Abrams	Director
/s/ Brian Beattie		March 1, 2017
Brian Beattie	Director
/s/ John Bourgoin		March 1, 2017
John Bourgoin	Director
/s/ Robert Herb		March 1, 2017
Robert Herb	Director
/s/ Mark Jensen		March 1, 2017
Mark Jensen	Director
/s/ Jeff Richardson		March 1, 2017
Jeff Richardson	Director
/s/ Fred Weber		March 1, 2017
Fred Weber	Director