Form 10-Q
period 2017-04-01
LATTICE SEMICONDUCTOR CORP
filed 2017-05-11
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2017
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period as the registrant was required to submit and post such files).   Yes [X] No  [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)

Smaller reporting company [ ]

Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of May 9, 2017                          122,180,894

LATTICE SEMICONDUCTOR CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These involve estimates, assumptions, risks, and uncertainties. Any statements about our expectations, beliefs, plans, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential,” and similar words or phrases to identify forward-looking statements.

Examples of forward-looking statements include, but are not limited to, statements about: our strategies and beliefs regarding the markets we serve or may serve; growth opportunities and growth in markets we may serve; the advantages our products provide to our customers, including faster time to market and advanced features in an increasingly intense global technology market; our future product development and marketing plans; our intention to continually introduce new products and enhancements and reduce manufacturing costs; the anticipation that we will become increasingly dependent on revenue from newer products; our expectation of production volumes and the associated revenue stream for certain mobile handset providers; acceptance of our devices; our continued participation in consortia that develop and promote the High-Definition Multimedia Interface ("HDMI"), Mobile High-Definition Link ("MHL") and WirelessHD specifications, and our participation in other standard setting initiatives and deep engagement with the standards bodies; the effect of termination of our agent functions regarding the HDMI consortium, related reduction in adopter fees impairment charges and any other changes in the agreements relating to various intellectual property or standards consortia and their sharing of past or present fees or royalties; the Asia Pacific market being the primary source of our revenue; a significant portion of our revenue being through our sell-through distributors; our estimates and judgment to reconcile distributors’ inventories; the likelihood of bankruptcy of certain distributors; our making significant future investments in research and development at approximately the percentage of revenue realized in the first quarter of fiscal 2017; the costs of making and developing various products; our expectation that we will continue to transition to increasingly smaller geometry process technologies; our ability to maintain or develop successful foundry relationships to produce new products; the adequacy of assembly and test capacity commitments; the impact of products, customers and downward pressure on pricing and effects on gross margin; the expected cost and timing of our internal restructuring plans; our expectations regarding protection of and defenses to claims against our intellectual property; our defenses to claims and the finalization and settlement of litigation or administrative proceedings; the impact of our global tax structure and expectations regarding taxes and tax adjustments; our conclusion that we should maintain a valuation allowance against certain tax assets; our belief that we may recognize certain tax benefits during the next twelve months; our ability to forecast uncertain tax positions; our ability to forecast future sales and the relative product mix of those revenues; our expectation that we may consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings; the impact of our adoption of new accounting pronouncements on our financial statements; our beliefs regarding the adequacy of our liquidity and facilities, our ability to meet our operating and capital requirements and obligations, and the sufficiency of our financial resources to meet our working capital needs through at least the next 12 months; our ability to implement a company-wide enterprise resource planning system; and our expectation that the proposed acquisition of the outstanding shares of the Company by Canyon Bridge Acquisition Company, Inc. will occur in 2017.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(In thousands, except per share data)	April 1, 2017	April 2, 2016
Revenue:
Product	$92,669	$88,223
Licensing and services	11,918	8,289
Total revenue	104,587	96,512
Costs and expenses:
Cost of product revenue	41,614	39,007
Cost of licensing and services revenue	2,141	401
Research and development	27,389	32,608
Selling, general, and administrative	23,905	23,608
Amortization of acquired intangible assets	8,514	8,721
Restructuring charges	66	5,431
Acquisition related charges	1,660	94
Total costs and expenses	105,289	109,870
Loss from operations	(702)	(13,358)
Interest expense	(5,568)	(4,960)
Other (expense) income, net	(148)	817
Loss before income taxes and equity in net loss of an unconsolidated affiliate	(6,418)	(17,501)
Income tax expense	518	1,900
Equity in net loss of an unconsolidated affiliate, net of tax	(339)	(310)
Net loss	$(7,275)	$(19,711)

Net loss per share, basic and diluted	$(0.06)	$(0.17)

Shares used in per share calculations, basic and diluted	121,800	118,833

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Net loss	$(7,275)	$(19,711)
Other comprehensive loss:
Unrealized loss related to marketable securities, net of tax	(43)	(28)
Reclassification adjustment for losses related to marketable securities included in other (expense) income, net of tax	170	2
Translation adjustment, net of tax	274	237
Comprehensive loss	$(6,874)	$(19,500)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share and par value data)	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$97,451	$106,552
Short-term marketable securities	11,997	10,308
Accounts receivable, net of allowance for doubtful accounts	66,074	99,637
Inventories	77,775	79,168
Prepaid expenses and other current assets	19,660	19,035
Total current assets	272,957	314,700
Property and equipment, less accumulated depreciation of $127,221 at April 1, 2017 and $134,786 at December 31, 2016	48,780	49,481
Intangible assets, net of amortization	106,695	118,863
Goodwill	269,758	269,758
Deferred income taxes	384	372
Other long-term assets	12,802	13,709
Total assets	$711,376	$766,883

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses (includes restructuring)	$45,181	$80,933
Accrued payroll obligations	8,159	9,865
Current portion of long-term debt	23,154	33,767
Deferred income and allowances on sales to sell-through distributors	29,537	32,257
Deferred licensing and services revenue	292	728
Total current liabilities	106,323	157,550
Long-term debt	301,621	300,855
Other long-term liabilities	35,937	38,048
Total liabilities	443,881	496,453
Contingencies (Note 15)	—	—
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 121,999,000 shares issued and outstanding as of April 1, 2017 and 121,645,000 shares issued and outstanding as of December 31, 2016	1,220	1,216
Additional paid-in capital	684,605	680,315
Accumulated deficit	(414,575)	(406,945)
Accumulated other comprehensive loss	(3,755)	(4,156)
Total stockholders' equity	267,495	270,430
Total liabilities and stockholders' equity	$711,376	$766,883
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net loss	$(7,275)	$(19,711)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,296	17,331
Amortization of debt issuance costs and discount	933	241
Loss on sale or maturity of marketable securities	170	—
(Gain) loss on forward contracts	(78)	152
Stock-based compensation expense	3,843	4,556
Equity in net loss of an unconsolidated affiliate, net of tax	339	310
Changes in assets and liabilities:
Accounts receivable, net	33,563	4,072
Inventories	1,393	(6,702)
Prepaid expenses and other assets	1,137	1,457
Accounts payable and accrued expenses (includes restructuring)	(35,029)	17,881
Accrued payroll obligations	(1,706)	(3,448)
Income taxes payable	(1,765)	(101)
Deferred income and allowances on sales to sell-through distributors	(2,720)	6,907
Deferred licensing and services revenue	(436)	179
Net cash provided by operating activities	7,665	23,124
Cash flows from investing activities:
Proceeds from sales of and maturities of short-term marketable securities	5,700	5,997
Purchases of marketable securities	(7,420)	—
Capital expenditures	(3,374)	(5,700)
Cash paid for software licenses	(1,617)	(3,362)
Net cash used in investing activities	(6,711)	(3,065)
Cash flows from financing activities:
Restricted stock unit withholdings	(693)	(525)
Proceeds from issuance of common stock	1,144	1,117
Repayment of debt	(10,780)	(875)
Net cash used in financing activities	(10,329)	(283)
Effect of exchange rate change on cash	274	237
Net (decrease) increase in cash and cash equivalents	(9,101)	20,013
Beginning cash and cash equivalents	106,552	84,606
Ending cash and cash equivalents	$97,451	$104,619

Supplemental cash flow information:
Change in unrealized loss related to marketable securities, net of tax, included in Accumulated other comprehensive loss	$43	$28
Income taxes paid, net of refunds	$222	$2,496
Interest paid	$5,025	$4,671
Accrued purchases of plant and equipment	$1,297	$1,494

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying Consolidated Financial Statements are unaudited and have been prepared by Lattice Semiconductor Corporation (“Lattice,” the “Company,” “we,” “us,” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in our opinion include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Fiscal Reporting Period

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our first quarter of fiscal 2017 and first quarter of fiscal 2016 ended on April 1, 2017 and April 2, 2016, respectively. All references to quarterly or three months ended financial results are references to the results for the relevant 13-week fiscal period.

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

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As a result, the determination of fair value for Level 3 instruments requires significant management judgment and subjectivity. We did not have any Level 3 instruments during the periods presented.

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

Derivative Financial Instruments

We mitigate foreign currency exchange rate risk by entering into foreign currency forward exchange contracts, details of which are presented in the following table:

	April 1, 2017	December 31, 2016
Total cost of contracts for Japanese yen (thousands)	$2,323	$2,323
Number of contracts	2	2
Settlement month	June 2017	June 2017

Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges for accounting purposes and as such are adjusted to fair value through Other (expense) income, net, with gains of approximately $0.1 million and approximately $0.2 million, respectively, for the fiscal quarters ended April 1, 2017 and December 31, 2016. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Concentration Risk

Potential exposure to concentration risk may impact revenue, trade receivables, marketable securities, and supply of wafers for our products.

Customer concentration risk may impact revenue. The percentage of total revenue attributable to our top five end customers and largest end customer is presented in the following table:

	Three Months Ended
	April 1, 2017	April 2, 2016
Revenue attributable to top five end customers	37%	27%
Revenue attributable to largest end customer	12%	8%

No other end customer accounted for more than 10% of total revenue during these periods.

Sales through distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to resale of products by sell-through distributors as a percentage of total revenue is presented in the following table:

	Three Months Ended
	April 1, 2017	April 2, 2016
Revenue attributable to sell-through distributors	60%	53%

Our two largest distributor groups also account for a substantial portion of our trade receivables. At April 1, 2017 and December 31, 2016, one distributor group accounted for 42% and 38%, respectively, and the other accounted for 25% and 24%, respectively, of gross trade receivables. No other distributor group or end customer accounted for more than 10% of gross trade receivables at these dates.

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

Accounts receivable do not bear interest and are shown net of allowances for doubtful accounts of $9.3 million at both April 1, 2017 and December 31, 2016. During the third quarter of fiscal 2016, we received notice from one of our distributor groups that indicated a high likelihood of their bankruptcy. As a result, we recorded a full allowance on our accounts receivable, net of deferred revenue, from that distributor group, which accounts for $9.0 million of the allowance for doubtful accounts. Bad debt expense was negligible for both the first quarter of fiscal 2017 and the first quarter of fiscal 2016.

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

We rely on a limited number of foundries for our wafer purchases, including Fujitsu Limited, Seiko Epson Corporation, Taiwan Semiconductor Manufacturing Company, Ltd, and United Microelectronics Corporation. We seek to mitigate the concentration of supply risk by establishing, maintaining and managing multiple foundry relationships; however, certain of our products are sourced from a single foundry and changing from one foundry to another can have a significant cost.

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

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table:

(In thousands)	April 1, 2017	December 31, 2016
Inventory valued at published list prices and held by sell-through distributors with right of return	$84,382	$86,218
Allowance for distributor advances	(42,160)	(37,090)
Deferred cost of sales related to inventory held by sell-through distributors	(12,685)	(16,871)
Total Deferred income and allowances on sales to sell-through distributors	$29,537	$32,257

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

HDMI royalty revenue is determined by a contractual allocation formula agreed to by the Founders of the HDMI consortium. Evidence of an arrangement, as it relates to HDMI royalty revenue, is deemed complete when all of the Founders agree on the royalty sharing formula. The contractual allocation formula is subject to periodic adjustment, generally every three years. The most recent agreement expired on December 31, 2016 and a new agreement has not yet been entered into covering the period January 1, 2017 and beyond. As a result the HDMI agent is unable to distribute royalties collected to Founders and, given the lack of evidence of an arrangement, we are unable to recognize HDMI royalty revenue for the three months ended April 1, 2017.

We acted as the agent of the HDMI consortium until December 31, 2016. From time to time, as the agent, we performed audits on royalty reporting customers to ensure compliance. As a result of those compliance efforts, we entered into settlement agreements for the payment of unreported royalties. The contractual terms of those agreements provided for upfront payment of unreported royalties or payment over a period of time, generally not to exceed one year. Revenue from those arrangements was recognized when the agreement was executed by both parties, as long as price was fixed and determinable and collection was reasonably assured.

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

New Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost or net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” We adopted this ASU in the first quarter of 2017, and it did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718). This ASU simplifies several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, classification of awards as either equity or liabilities, statutory tax withholding requirements, and classification within the statement of cash flows. We adopted this ASU in the first quarter of fiscal 2017. As a result of the adoption of this ASU, we recognized deferred tax assets of $5.7 million for the excess tax benefits that arose directly from tax deductions related to equity compensation greater than amounts recognized for financial reporting and also recognized an increase of an equal amount in the valuation allowance against those deferred tax assets. The adoption of this ASU did not have any other material impacts on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This update is intended to recognize the income tax consequences of intra-entity transfers of assets other than inventory when they occur by removing the exception to postpone recognition until the asset has been sold to an outside party. For public business entities, this guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted, and it is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We early adopted this accounting standard in the first quarter of fiscal 2017 and recorded a nominal amount to accumulated deficit based on the guidance, as detailed in Note 10.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU 2015-14 deferring the effective date of ASU 2014-09 to periods beginning on or after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that year. We intend to adopt ASU 2014-09 on December 31, 2017 which is the first day of our fiscal 2018. The new standard allows for two transition methods - (i) apply it retrospectively to each prior reporting period presented, or (ii) apply it prospectively with the cumulative effect of adoption recognized on December 31, 2017, the first day of our fiscal 2018. We have not yet concluded upon our selection of the transition method. We have commenced our implementation efforts, which have thus far focused on developing a project plan and performing a preliminary assessment of potential impacts of the new standard to our financial statements. Key elements of our project plan include the final determination of the impacts of the standard to revenues, contract acquisition costs, income taxes and various balance sheet accounts; the identification of additional system requirements, if any, to support our application of the new standard; and the design and implementation of relevant internal controls. We believe that we have sufficient time and resources to complete our implementation efforts no later than the fourth quarter of fiscal 2017. Based on our initial assessment, we believe the most significant impact of the new standard will be to accelerate the timing of revenue recognition on product shipments to our sell-through distributors (which accounted for approximately two-thirds of product revenue and approximately 60% of total revenue during both the first quarter of fiscal 2017 and the year ended December 31, 2016).  Assuming all other revenue recognition criteria have been met, the new guidance would require us to recognize revenue and costs relating to such sales upon shipment to the distributor - subject to reductions for estimated reserves for price adjustments and returns - rather than upon the ultimate sale by the distributor to its end customer, as is our current practice.

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

A summary of basic and diluted net loss per share is presented below:

	Three Months Ended
(in thousands, except per share data)	April 1, 2017	April 2, 2016
Basic and diluted net loss	$(7,275)	$(19,711)
Shares used in basic and diluted net loss per share	121,800	118,833
Basic and diluted net loss per share	$(0.06)	$(0.17)

The computation of diluted net loss per share for the three months ended April 1, 2017 and April 2, 2016 excludes the effects of stock options, RSUs, and ESPP shares that are antidilutive, aggregating approximately the following number of shares:

	Three Months Ended
(in thousands)	April 1, 2017	April 2, 2016
Stock options, RSUs, and ESPP shares excluded as they are antidilutive	5,582	8,217

Stock options, RSUs, and ESPP shares are considered antidilutive when the aggregate of exercise price and unrecognized stock-based compensation expense are greater than the average market price for our common stock during the period or when the Company is in a net loss position, as the effects would reduce the loss per share. Stock options, RSUs, and ESPP shares that are antidilutive at April 1, 2017 could become dilutive in the future.

Note 3 - Marketable Securities

We classify our marketable securities as short-term based on their nature and availability for use in current operations. Our short-term marketable securities currently have contractual maturities of up to two years. The following table summarizes the remaining maturities of our marketable securities at fair value:

(In thousands)	April 1, 2017	December 31, 2016
Short-term marketable securities:
Maturing within one year	$9,515	$10,308
Maturing between one and two years	2,482	—
Total marketable securities	$11,997	$10,308

The following table summarizes the composition of our marketable securities at fair value:

(In thousands)	April 1, 2017	December 31, 2016
Short-term marketable securities:
Corporate and government bonds and notes, and commercial paper	$11,909	$10,230
Certificates of deposit	88	78
Total marketable securities	$11,997	$10,308

Note 4 - Fair Value of Financial Instruments

	Fair value measurements as of				Fair value measurements as of
	April 1, 2017				December 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$11,997	$11,909	$88	$—	$10,308	$10,230	$78	$—
Foreign currency forward exchange contracts, net	78	—	78	—	184	—	184	—
Total fair value of financial instruments	$12,075	$11,909	$166	$—	$10,492	$10,230	$262	$—

We invest in various financial instruments that may include corporate and government bonds and notes, commercial paper, and certificates of deposit. In addition, we enter into foreign currency forward exchange contracts to mitigate our foreign currency exchange rate exposure. We carry these instruments at their fair value in accordance with ASC 820, "Fair Value Measurements and Disclosures." The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value, as summarized in Note 1. There were no transfers between any of the levels during the first three months of fiscal 2017 or 2016.

In accordance with ASC 320, “Investments-Debt and Equity Securities,” we recorded an unrealized loss of less than $0.1 million during each of the three months ended April 1, 2017 and April 2, 2016 on certain short-term marketable securities (Level 1 instruments), which have been recorded in accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a material adverse effect on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in accumulated other comprehensive loss.

Note 5 - Inventories

(In thousands)	April 1, 2017	December 31, 2016
Work in progress	$46,261	$50,688
Finished goods	31,514	28,480
Total inventories	$77,775	$79,168

Note 6 - Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. Goodwill is not amortized, but is instead tested for impairment annually or more frequently if certain indicators of impairment are present. We do not expect goodwill impairment to be tax deductible for income tax purposes. No impairment charges relating to goodwill were recorded for the first three months of fiscal 2017 or fiscal 2016 as no indicators of impairment were present.

In the first quarter of 2016, we finalized our valuation and allocation of purchase price consideration resulting in $2.1 million of additional long-term liabilities related to an uncertain tax position with an equivalent revision to Goodwill, which is reflected in the Consolidated Balance Sheets for the period ended December 31, 2016.

The goodwill balance of $270 million at both April 1, 2017 and December 31, 2016 is comprised of $45 million from prior acquisitions combined with the $238 million from the acquisition of Silicon Image, reduced by the fiscal 2015 goodwill impairment charge of $13 million.

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

On our Consolidated Balance Sheets, intangible assets are shown net of accumulated amortization of $84.9 million and $78.5 million at April 1, 2017 and December 31, 2016, respectively.

During the first quarter of fiscal 2017, we sold a portfolio of patents that had been acquired from Silicon Image. As a result of this transaction, intangible assets, net of amortization was reduced by approximately $3.5 million.

We monitor the carrying value of our intangible assets for potential impairment and test the recoverability of such assets annually during the fourth quarter and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. No impairment charges related to intangible assets were recorded for the first three months of either fiscal 2017 or fiscal 2016 as no indicators of impairment were present.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Research and development	$173	$186
Amortization of acquired intangible assets	8,514	8,721
	$8,687	$8,907

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

In the third quarter of fiscal 2016, we made an additional investment of $1.0 million via a convertible debt instrument, bringing our gross investment in the investee to $6.0 million. We have determined that this additional investment is an in-substance common stock and has been included in our equity method accounting.

Applying the equity method, the proportionate share of the investee's net loss that we have recognized in the Consolidated Statements of Operations for the first quarter of fiscal 2017 and fiscal 2016 was as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Equity in net loss of an unconsolidated affiliate, net of tax	$(339)	$(310)

Through April 1, 2017, we have reduced the value of our investment by approximately $2.3 million, representing our cumulative proportionate share of the privately-held company’s net loss accumulated to that date. The net balance of our investment included in other long-term assets in the Consolidated Balance Sheets is detailed in the following table:

(In thousands)	Total
Balance at December 31, 2016	4,049
Equity in net loss of an unconsolidated affiliate, net of tax	(339)
Balance at April 1, 2017	$3,710

Note 9 - Accounts Payable and Accrued Expenses

Included in accounts payable and accrued liabilities as of April 1, 2017 and December 31, 2016 were the following balances:

(In thousands)	April 1, 2017	December 31, 2016
Trade accounts payable	$14,620	$37,800
Liability for non-cancelable contracts	7,141	5,744
Payable to members of the MHL and HDMI consortia*	174	9,698
Other accrued expenses	23,246	27,691
Total accounts payable and accrued expenses	$45,181	$80,933

* As an agent of the MHL consortium, we administer royalty reporting and distributions to the members of this consortium.
This excludes amounts payable to us, and is payable quarterly based on collections from MHL customers. Our role as the agent of the HDMI consortium terminated on January 1, 2017 and, therefore, the balance as of April 1, 2017 is due to MHL consortium members only.

Note 10 - Changes in Stockholders' Equity and Accumulated Other Comprehensive Loss

(In thousands)	Common stock	Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balances, December 31, 2016	$1,216	$680,315	$(406,945)	$(4,156)	$270,430
Net loss for the three months ended April 1, 2017	—	—	(7,275)	—	(7,275)
Unrealized loss related to marketable securities, net of tax	—	—	—	(43)	(43)
Recognized loss on redemption of marketable securities, previously unrealized	—	—	—	170	170
Translation adjustments, net of tax	—	—	—	274	274
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of tax	4	447	—	—	451
Stock-based compensation expense related to stock options, ESPP and RSUs	—	3,843	—	—	3,843
Accounting method transition adjustment	—	—	(355)	—	(355)
Balances, April 1, 2017	$1,220	$684,605	$(414,575)	$(3,755)	$267,495

During the first quarter of fiscal 2017, we early adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As a result of this adoption, we recorded a nominal amount to accumulated deficit, as detailed in the table above.

Note 11 - Income Taxes

For the three months ended April 1, 2017 and April 2, 2016, we recorded an income tax provision of approximately $0.5 million and $1.9 million, respectively. The income tax provision for the three months ended April 1, 2017 represents tax at the federal, state, and foreign statutory tax rates adjusted for withholding taxes, changes in uncertain tax positions, changes in the U.S. valuation allowance, as well as other non-deductible items in the United States and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 35% and our negative effective tax rates for the three months ended April 1, 2017 is primarily due to a valuation allowance increase that offsets the otherwise expected tax benefit from the pretax loss in the United States, and to the zero tax rate in Bermuda which results in no tax benefit for the pretax loss in Bermuda.

In 2016, we evaluated the valuation allowance position in the United States and concluded that we should maintain a valuation allowance against our federal and state deferred tax assets. We reached the same conclusion through April 1, 2017. We will continue to evaluate both positive and negative evidence in future periods to determine if we should recognize more deferred tax assets. We don't have a valuation allowance in any foreign jurisdictions as it has been concluded it is more-likely-than-not that we will realize the net deferred tax assets in future periods.

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

Our income tax return for India is currently under examination for the fiscal year ended March 31, 2015. We are not under examination in any other jurisdiction.

We believe that it is reasonably possible that $1.7 million of unrecognized tax benefits and $0.1 million of associated interest and penalties could be recognized during the next twelve months. The $1.7 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

At December 31, 2016, we had U.S. federal net operating loss ("NOL") carryforwards (pretax) of approximately $367.0 million that expire at various dates between 2025 and 2036. We had state NOL carryforwards (pretax) of approximately $193.3 million that expire at various dates from 2017 through 2036. We also had federal and state credit carryforwards of $49.2 million and $56.7 million, respectively. Of the total $105.9 million credit carryforwards, $55.5 million do not expire. The remaining credits expire at various dates from 2017 through 2036.

Our liability for uncertain tax positions (including penalties and interest) was $28.0 million and $29.6 million at April 1, 2017 and December 31, 2016, respectively, and is recorded as a component of other long-term liabilities on our Consolidated Balance Sheets. The remainder of our uncertain tax position exposure is netted against deferred tax assets.

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

Note 12 - Restructuring

In March 2015, our Board of Directors approved an internal restructuring plan (the "March 2015 Plan"), in connection with our acquisition of Silicon Image. The March 2015 Plan was designed to realize synergies from the acquisition by eliminating redundancies created as a result of combining the two companies. This included reductions in our worldwide workforce, consolidation of facilities, and cancellation of software contracts and engineering tools. The March 2015 Plan is substantially complete subject to certain remaining expected costs that we do not expect to be material and any changes in sublease assumptions should they occur, which will be expensed as incurred according to U.S. GAAP. Under this plan, approximately $0.3 million and $3.6 million of expense was incurred during the three months ended April 1, 2017 and April 2, 2016, respectively. Approximately $20.9 million of total expense has been incurred through April 1, 2017 under the March 2015 Plan. We expect the total cost of the March 2015 Plan to be approximately $21.0 million.

In September 2015, we implemented a further reduction of our worldwide workforce (the "September 2015 Reduction") separate from the March 2015 Plan. The September 2015 Reduction was designed to resize the company in line with the market environment and to better balance our workforce with the long-term strategic needs of our business. The September 2015 Reduction is substantially complete subject to certain remaining expected costs, which we do not expect to be material but which will be expensed as incurred according to U.S. GAAP. Under this reduction, approximately $0.2 million of credit and $1.8 million of expense were incurred during the three months ended April 1, 2017 and April 2, 2016, respectively. Approximately $7.7 million of total expense has been incurred through April 1, 2017 under the September 2015 Reduction. We expect the total cost of the September 2015 Reduction to be approximately $8.0 million.

These expenses were recorded to restructuring charges on our Consolidated Statements of Operations. The restructuring accrual balance is presented in accounts payable and accrued expenses (includes restructuring) on our Consolidated Balance Sheets.

The following table displays the combined activity related to the restructuring actions described above:

(In thousands)	Severance & related *	Lease Termination	Software Contracts & Engineering Tools **	Other	Total
Balance at January 2, 2016	$3,696	$1,005	$377	$—	$5,078
Restructuring charges	1,676	220	2,181	1,354	5,431
Costs paid or otherwise settled	(3,056)	(323)	(2,245)	(1,354)	(6,978)
Balance at April 2, 2016	$2,316	$902	$313	$—	$3,531

Balance at December 31, 2016	$801	$1,036	$25	$12	$1,874
Restructuring charges	(248)	63	—	251	66
Costs paid or otherwise settled	(52)	(1,049)	(25)	(234)	(1,360)
Balance at April 1, 2017	$501	$50	$—	$29	$580
* Includes employee relocation costs
**Includes cancellation of contracts, asset impairments, and accelerated depreciation on certain enterprise resource planning and customer relationship management systems

Note 13 - Long-Term Debt

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million net of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the 3-month LIBOR as of April 1, 2017, subject to a 1.00% floor if necessary, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 5.97%.

The Term Loan is payable through a combination of (i) quarterly installments of approximately $0.9 million, (ii) annual excess cash flow payments as defined in the Credit Agreement, which are due 95 days after the last day of our fiscal year, and (iii) any payments due upon certain issuances of additional indebtedness and certain asset dispositions, with any remaining outstanding principal amount due and payable on the Term Loan Maturity Date. The percentage of excess cash flow we are required to pay ranges from 0% to 75%, depending on our leverage and other factors as defined in the Credit Agreement. Currently, the Credit Agreement would require a 75% excess cash flow payment.

In the first quarter of fiscal 2017, we made a required additional principal payment of $9.9 million due to a sale of patents. Since the end of the first quarter of fiscal 2017, we made a required annual excess cash flow payment of $13.7 million. Over the next twelve months, our principal payments will be comprised mainly of regular quarterly installments and a required additional principal payment driven by the final installment expected for the previously mentioned sale of patents.

While the Credit Agreement does not contain financial covenants, it does contain informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. We were in compliance with all such covenants at April 1, 2017.

The original issue discount and the debt issuance costs have been accounted for as a reduction to the carrying value of the Term Loan on our Consolidated Balance Sheets and are being amortized to interest expense in our Consolidated Statements of Operations over the contractual term, using the effective interest method.

The fair value of the Term Loan approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

(In thousands)	April 1, 2017	December 31, 2016
Principal amount	$331,441	$342,221
Unamortized original issue discount and debt costs	(6,666)	(7,599)
Less: Current portion of long-term debt	(23,154)	(33,767)
Long-term debt	$301,621	$300,855

Interest expense related to the Term Loan was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Contractual interest	$4,543	$4,620
Amortization of debt issuance costs and discount	933	241
Total Interest expense related to the Term Loan	$5,476	$4,861

As of April 1, 2017, expected future principal payments on the Term Loan were as follows:

Fiscal year	(in thousands)

2017 (remaining 9 months)	$24,499
2018	33,204
2019	52,993
2020	89,902
2021	130,843
$331,441

Note 14 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations was as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Cost of products sold	$228	$259
Research and development	1,850	2,459
Selling, general and administrative	1,765	1,838
Total stock-based compensation	$3,843	$4,556

We granted stock options with a market condition to certain executives in fiscal years 2015 and 2016. The options have a two year vesting and vest between 0% and 200% of the target amount, based on the Company's relative Total Shareholder Return (TSR) when compared to the TSR of a component of companies of the PHLX Semiconductor Sector Index over a two year period. TSR is a measure of stock price appreciation plus dividends paid, if any, in the performance period. The fair values of the options were determined and fixed on the date of grant using a lattice-based option-pricing valuation model, which incorporates a Monte-Carlo simulation, and considered the likelihood that we would achieve the market condition.

Of these grants with a market condition, approximately 596,600 were outstanding and unvested at December 31, 2016. During the first quarter of fiscal 2017, approximately 91,500 grants vested, and approximately 183,200 were canceled due to the expiration of the vesting period for the 2015 tranche. A total of approximately 413,400 stock options were outstanding as of April 1, 2017, which includes the approximately 91,500 that vested but were not exercised. We incurred stock compensation expense related to these market condition awards of approximately $0.2 million in the first quarter of fiscal 2017 and approximately $0.1 million in the first quarter of fiscal 2016.

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

On or about January 9, 2017, Lattice, members of our Board, Canyon Bridge Capital Partners, Inc., Canyon Bridge Acquisition Company, Inc. and Canyon Bridge Merger Sub Inc. were named as defendants in a complaint filed in the United States District Court for the District of Oregon by an alleged stockholder of the Company in connection with the proposed acquisition of the Company by Canyon Bridge. The complaint was captioned Paul Parshall, et al. v. Lattice, et al. and alleges violations of federal securities laws based on alleged deficiencies in the disclosure provided to shareholders regarding the transaction. An additional complaint was subsequently filed on or about January 27, 2017, naming Lattice and members of our Board, in the United States District Court for the District of Delaware. This complaint is captioned Robert Sellers, et al. v. Lattice, et al. The Company supplemented its disclosures to the Company’s shareholders regarding the transaction prior to the meeting of shareholders to approve the transaction. As a result of the supplemented disclosure, counsel for plaintiffs in both actions entered into stipulations to dismiss the actions and the Oregon and Delaware actions were dismissed by stipulation on March 13, 2017 and March 21, 2017, respectively. In both cases, the courts retained jurisdiction to determine the mootness fees to be paid to plaintiffs’ counsel. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to the Company but such amount is not expected to have a material adverse effect on the financial position of the Company.

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

Note 16 - Segment and Geographic Information

Segment Information

As of April 1, 2017, Lattice had one operating segment: the core Lattice business, which includes IP and semiconductor devices. Qterics, a discrete software-as-a-service business unit, was previously an immaterial operating segment in the Lattice legal entity structure. In April 2016, we sold Qterics to an unrelated third party for net proceeds of $2.0 million, net of cash sold, resulting in a gain of $2.6 million. The gain was included in Other (expense) income, net in the Consolidated Statements of Operations in the period of sale.

Geographic Information

Our revenue by major geographic area, based on ship-to location, was as follows:

	Three Months Ended
(In thousands)	April 1, 2017		April 2, 2016
Asia	$73,458	70%	$65,512	68%
Europe	11,080	11	16,009	17
Americas	20,049	19	14,991	15
Total revenue	$104,587	100%	$96,512	100%

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

There were no material changes to property and equipment by major geographic area as of April 1, 2017 as compared to December 31, 2016.

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

Completion of the Merger is subject to various conditions, including the receipt of any required regulatory clearances related to the Merger from the Committee on Foreign Investment in the United States ("CFIUS") within the timeframe provided in the Merger Agreement. On March 24, 2017, to allow more time of review and discussion with CFIUS in connection with the Merger, the Company announced that it withdrew and re-filed the joint voluntary notice to CFIUS under the Defense Production Act of 1950, as amended.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on form 10-K for the fiscal year ended December 31, 2016.

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

Results of Operations

Key elements of our Consolidated Statements of Operations were as follows:

	Three Months Ended
(In thousands)	April 1, 2017		April 2, 2016
Revenue	$104,587	100.0%	$96,512	100.0%

Gross margin	60,832	58.2	57,104	59.2
Research and development	27,389	26.2	32,608	33.8
Selling, general and administrative	23,905	22.9	23,608	24.5
Amortization of acquired intangible assets	8,514	8.1	8,721	9.0
Restructuring charges	66	0.1	5,431	5.6
Acquisition related charges	1,660	1.6	94	0.1
Loss from operations	$(702)	(0.7)%	$(13,358)	(13.8)%

Revenue by End Market

The end market data below is derived from data provided to us by our distributors and end customers. With a diverse base of customers who may manufacture end products spanning multiple end markets, the assignment of revenue to a specific end market requires the use of estimates and judgment. Therefore, actual results may differ from those reported. Our Licensing and services end market includes revenue from the licensing of our IP, the collection of certain royalties, patent sales, the revenue related to our participation in consortia and standard-setting activities, and services. While Licensing products are primarily sold into the Mobile and Consumer market, Licensing and services revenue is reported separately as it has characteristics that differ from other categories, most notably its higher gross margin.

The following are examples of end market applications:

Communications and Computing	Mobile and Consumer	Industrial and Automotive	Licensing and Services
Wireless	Smartphones	Security and Surveillance	IP Royalties
Wireline	Cameras	Machine Vision	Adopter Fees
Data Backhaul	Displays	Industrial Automation	IP Licenses
Computing	Tablets	Human Machine Interface	Patent Sales
Servers	Wearables	Automotive	Testing Services
Data Storage	Televisions and Home Theater	Drones

The composition of our revenue by end market for the first quarter of fiscal 2017 and fiscal 2016 was as follows:

	Three Months Ended
(In thousands)	April 1, 2017		April 2, 2016
Communications and Computing	$30,010	29%	$33,018	34%
Mobile and Consumer	31,799	30	24,867	26
Industrial and Automotive	30,860	30	30,338	31
Licensing and Services	11,918	11	8,289	9
Total revenue	$104,587	100%	$96,512	100%

Revenue from the Communications and Computing end market decreased by 9% for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 as additional purchases by a certain large customer in the prior year period did not recur in the current year period.

Revenue from the Mobile and Consumer end market increased 28% for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The increase was predominately due to a significant increase in volume for a major mobile handset provider. The production volume for this mobile handset appears to have peaked in the fourth quarter of fiscal 2016, and we expect the associated revenue stream to decline in future quarters as the device completes its lifecycle.

Revenue from the Industrial and Automotive end market increased approximately 2% for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 due to modestly increased shipments to a broad range of customers in this market.

Revenue from the Licensing and Services end market increased 44% for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. This increase was predominantly due to a patent sale transaction, substantially offset by lower royalties for HDMI licensing as a new royalty sharing agreement had not been finalized, and by the termination of our role as agent for the HDMI consortium.

Revenue by Geography

We assign revenue to geographies based on customer ship-to address at the point where revenue is recognized. In the case of sell-in distributors and OEM customers, revenue is typically recognized, and geography is assigned, when products are shipped to our distributor or OEM customer. In the case of sell-through distributors, revenue is recognized when resale to the end customer occurs and geography is assigned based on the end customer location on the resale reports provided by the distributor. Both foreign and domestic sales are denominated in U.S. dollars.

The composition of our revenue by geography, based on ship-to location, for the first quarter of fiscal 2017 and fiscal 2016 was as follows:

	Three Months Ended
(In thousands)	April 1, 2017		April 2, 2016
Asia	$73,458	70%	$65,512	68%
Europe	11,080	11	16,009	17
Americas	20,049	19	14,991	15
Total revenue	$104,587	100%	$96,512	100%

Revenue in Asia increased 12% for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Asia revenue is heavily affected by revenue from both the Mobile and Consumer and the Communications and Computing end markets. The increase was predominantly due to a significant increase in volume for a major mobile handset provider. The production volume for this mobile handset appears to have peaked in the fourth quarter of fiscal 2016, and we expect the associated revenue stream to decline in future quarters as the device completes its lifecycle.

Revenue in Europe decreased 31% for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 as the packaging line item reduction and related CPLD conversion programs neared completion.

Revenue from the Americas increased 34% for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. This revenue increase was predominantly the result of the patent sale transaction.

Revenue from End Customers

Our top five end customers constituted approximately 37% of our revenue for the first quarter of fiscal 2017, compared to approximately 27% for the first quarter of fiscal 2016.

Our largest end customer accounted for approximately 12% of total revenue in the first quarter of fiscal 2017 and for approximately 8% of total revenue in the first quarter of fiscal 2016. No other customers accounted for more than 10% of total revenue during these periods.

Revenue from Sell-Through Distributors

Sales through distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to resale of products by our primary sell-through distributors for the first quarter of fiscal 2017 and fiscal 2016 was as follows:

	% of Total Revenue Three Months Ended
	April 1, 2017	April 2, 2016
Arrow Electronics Inc.	21%	27%
Weikeng Group	27	11
All others	12	15
All sell-through distributors	60%	53%

Revenue from sell-through distributors increased to 60% of total revenue in the first quarter of fiscal 2017 from 53% in the first quarter of fiscal 2016. The increase on a percentage basis of revenue from sell-through distributors was due to an increase in volume for a major mobile handset provider through a sell-through distributor in the first quarter of fiscal 2017. The production volume for this mobile handset appears to have peaked in the fourth quarter of fiscal 2016, and we expect the associated revenue stream to decline in future quarters as the device completes its lifecycle.

Gross Margin

The composition of our gross margin, including as a percentage of revenue, for the first quarter of fiscal 2017 and fiscal 2016 was as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Gross margin	$60,832	$57,104
Percentage of net revenue	58.2%	59.2%
Product gross margin %	55.1%	55.8%
Licensing and services gross margin %	82.0%	95.2%

For the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, gross margin decreased by 1.0 percentage point due to decreases in both product gross margin and licensing and services gross margin. The primary contributor to the 0.7 percentage point decrease in product gross margin was increased revenue from the lower margin mobile and consumer end market, partially offset by lower effective overhead rates and other favorable manufacturing cost variances.

The primary contributor to the 13.2 percentage point decrease in licensing and services gross margin was due to the patent sale that occurred during the first quarter of 2017. The costs associated with the patent sale, primarily the net book value of the patents acquired from Silicon Image, were greater than usual for this category and had a substantial impact on licensing and services gross margin.

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

Operating Expenses

Research and Development Expense

The composition of our research and development expense, including as a percentage of revenue, for the first quarter of fiscal 2017 and fiscal 2016 was as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016	% change
Research and development	$27,389	$32,608	(16)
Percentage of revenue	26.2%	33.8%
Mask costs included in Research and development	$163	$1,506	(89)

Research and development expense includes costs for compensation and benefits, stock compensation, development masks, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software to support new products.

The decrease in research and development expense for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 is due mainly to the restructuring and integration of operations undertaken since the acquisition of Silicon Image, predominantly headcount reductions and site consolidations, along with reductions in mask costs, time-based licenses, and outside services, partially offset by higher bonus expenses.

We believe that a continued commitment to research and development is essential to maintaining product leadership and providing innovative new product offerings and, therefore, we expect to continue to make significant future investments in research and development at approximately the percentage of revenue realized in the first quarter of fiscal 2017.

Selling, General, and Administrative Expense

The composition of our selling, general, and administrative expense, including as a percentage of revenue, for the first quarter of fiscal 2017 and fiscal 2016 was as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016	% change
Selling, general, and administrative	$23,905	$23,608	1
Percentage of revenue	22.9%	24.5%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses.

The increase in selling, general, and administrative expense for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 is due mainly to higher bonus and royalty expenses, substantially offset by lower travel costs, accounting fees, and outside services expenses.

Amortization of Acquired Intangible Assets

The composition of our amortization of acquired intangible assets, including as a percentage of revenue, for the first quarter of fiscal 2017 and fiscal 2016 was as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016	% change
Amortization of acquired intangible assets	$8,514	$8,721	(2)
Percentage of revenue	8.1%	9.0%

For the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, amortization of acquired intangible assets decreased approximately $0.2 million. This is comprised of approximately $1.0 million less expense due to the reduction of certain intangibles as a result of patent sales or impairment charges, partially offset by approximately $0.8 million of additional amortization due to the completion of certain in-process research and development projects acquired from Silicon Image.

Restructuring Charges

The composition of our restructuring charges, including as a percentage of revenue, for the first quarter of fiscal 2017 and fiscal 2016 was as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016	% change
Restructuring charges	$66	$5,431	(99)
Percentage of revenue	0.1%	5.6%

Restructuring charges include expenses resulting from reductions in our worldwide workforce, consolidation of our facilities, and cancellation of software contracts and engineering tools.

In March 2015, our Board of Directors approved an internal restructuring plan (the "March 2015 Plan"), in connection with our acquisition of Silicon Image. The March 2015 Plan was designed to realize synergies from the acquisition by eliminating redundancies created as a result of combining the two companies. The March 2015 Plan is substantially complete subject to certain remaining expected costs that we do not expect to be material and any changes in sublease assumptions should they occur, which will be expensed as incurred according to U.S. GAAP. Approximately $20.9 million of total expense has been incurred through April 1, 2017 under the March 2015 Plan. We expect the total cost of the March 2015 Plan to be approximately $21.0 million.

In September 2015, we implemented a further reduction of our worldwide workforce (the "September 2015 Reduction") separate from the March 2015 Plan. The September 2015 Reduction was designed to resize the company in line with the market environment and to better balance our workforce with the long-term strategic needs of our business. The September 2015 Reduction is substantially complete, subject to certain remaining expected costs that we do not expect to be material, which will be expensed as incurred according to U.S. GAAP. Approximately $7.7 million of total expense has been incurred through April 1, 2017 under the September 2015 Reduction. We expect the total cost of the September 2015 Reduction to be approximately $8.0 million.

The $5.4 million decrease in restructuring expense in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 is driven by significant headcount-related, lease and systems restructuring charges in the prior year quarter versus only residual restructuring activity occurring in the first quarter of fiscal 2017.

Acquisition Related Charges

The composition of our acquisition related charges, including as a percentage of revenue, for the first quarter of fiscal 2017 and fiscal 2016 was as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016	% change
Acquisition related charges	$1,660	$94	+100
Percentage of revenue	1.6%	0.1%

For the first quarter of fiscal 2017, acquisition related charges were entirely attributable to legal fees and outside services in connection with our pending acquisition by Canyon Bridge Acquisition Company, Inc. The acquisition related charges for the first quarter of fiscal 2016 were residual expenses related to consolidation of legal entities due to our acquisition of Silicon Image in March 2015.

Interest Expense

Interest expense, including as a percentage of revenue, for the first quarter of fiscal 2017 and fiscal 2016 was as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016	% change
Interest expense	$(5,568)	$(4,960)	12
Percentage of revenue	(5.3)%	(5.1)%

The increase in interest expense for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily driven by increased amortization of the original issue discount and debt issuance costs related to our long-term debt. This amortization is based on the effective interest method and the increase was the result of a change in the expected annual excess cash flow payments on the debt. See the Credit Arrangements section under Liquidity and Capital Resources for further discussion of the debt.

Other (expense) income, net

The composition of our other (expense) income, net, including as a percentage of revenue, for the first quarter of fiscal 2017 and fiscal 2016 was as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016	% change
Other (expense) income, net	$(148)	$817	(118)
Percentage of revenue	(0.1)%	0.8%

For the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, the change in other (expense) income, net is primarily driven by increased foreign exchange losses in the current quarter versus exchange gains in the first quarter of fiscal 2016 combined with proceeds from the distribution of a bankruptcy settlement of a prior customer received in the prior year which did not recur in the current quarter.

Income Taxes

The composition of our income taxes for the first quarter of fiscal 2017 and fiscal 2016 was as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016	% change
Income tax expense	$518	$1,900	(73)

Our tax expense for the first quarter of fiscal 2017 decreased as compared to the first quarter of fiscal 2016 primarily due to the decrease in foreign withholding taxes as a result of the termination of our role as the HDMI agent.

We are not currently paying U.S. federal income taxes and do not expect to pay such taxes until we fully utilize our tax net operating loss and credit carryforwards. We expect to pay a nominal amount of state income tax. We are paying foreign income taxes, which are primarily related to withholding taxes on income from foreign royalties, and related to foreign sales and to the cost of operating offshore research and development, marketing, and sales subsidiaries. We accrue interest and penalties related to uncertain tax positions in income tax expense on our Consolidated Statements of Operations.

The inherent uncertainties related to the geographical distribution and relative level of profitability among various high and low tax jurisdictions make it difficult to estimate the impact of the global tax structure on our future effective tax rate.

Equity in net loss of an unconsolidated affiliate

The composition of our equity in net loss of an unconsolidated affiliate for the first quarter of fiscal 2017 and fiscal 2016 was as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016	% change
Equity in net loss of an unconsolidated affiliate, net of tax	$(339)	$(310)	9

As of April 1, 2017, we held a 22.7% preferred stock ownership interest in a privately-held company that designs human-computer interaction technology for a total investment of $6.0 million. Due to the level of our ownership interest and after considering the nature of our participation in the management and interaction with the investee, we have determined that we have the ability to exert significant influence on the investee. Accordingly, we have accounted for the investment using the equity method and have recognized our proportionate share of the investee's net loss in the Consolidated Statements of Operations. Through April 1, 2017, we have reduced the value of our investment by approximately $2.3 million, representing our proportionate share of the privately-held company’s net loss accumulated to that date.

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

We believe that our financial resources will be sufficient to meet our working capital needs through at least the next 12 months. As of April 1, 2017, we did not have significant long-term commitments for capital expenditures. In the future, and to the extent our Credit Agreement permits, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, completing other acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain equity or additional debt financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain equity or additional debt financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs, which financing may now be more difficult to obtain in light of our indebtedness related to the Credit Agreement.

Cash and cash equivalents and Short-term marketable securities

(In thousands)	April 1, 2017	December 31, 2016	$ Change
Cash and cash equivalents	$97,451	$106,552	$(9,101)
Short-term marketable securities	11,997	10,308	1,689
Total Cash and cash equivalents and Short-term marketable securities	$109,448	$116,860	$(7,412)

As of April 1, 2017, we had total cash and cash equivalents and short-term marketable securities of $109.4 million, of which approximately $53.5 million in cash and cash equivalents was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of April 1, 2017, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in cash and cash equivalents and short-term marketable securities of $7.4 million between December 31, 2016 and April 1, 2017 was primarily driven by $10.8 million cash used in the repayment of debt and $5.0 million of cash used in capital expenditures and payment for software licenses, offset by $7.7 million in cash provided by operations, which includes $10.0 million received from a patent sale transaction.

Accounts receivable, net

(In thousands)	April 1, 2017	December 31, 2016	Change
Accounts receivable, net	$66,074	$99,637	$(33,563)
Days sales outstanding - Overall	57	77	(20)
Days sales outstanding - Product	61	75	(14)
Days sales outstanding - Licensing and services	32	106	(74)

Accounts receivable, net as of April 1, 2017 decreased by $33.6 million, or 34%, compared to December 31, 2016 due to a decrease in billings in the quarter mainly to our sell-through customers. Overall days sales outstanding at April 1, 2017 was 57 days, a decrease of 20 days from 77 days at December 31, 2016. Days sales outstanding at April 1, 2017 related to Product revenue was 61 days, a decrease of 14 days from 75 days at December 31, 2016, due to a larger decrease in product receivables as compared to the decrease in product revenue from prior quarter. Days sales outstanding at April 1, 2017 related to Licensing and services revenue was 32 days, a decrease of 74 days from 106 days at December 31, 2016, due to an increase in cash sales, mainly related to the patent sale transaction during the quarter.

Inventories

(In thousands)	April 1, 2017	December 31, 2016	Change
Inventories	$77,775	$79,168	$(1,393)
Months of inventory on hand	5.3	4.3	1.0

Inventories as of April 1, 2017 decreased $1.4 million, or 2%, compared to December 31, 2016 as inventory related to a major consumer product declined in response to the ramp down of this product's sales program. Additionally, we continued to clear inventory related to packaging line item reductions and related CPLD conversions, and from the consumption of older product line stocks. Months of inventory on hand increased to 5.3 months at April 1, 2017 from 4.3 months at December 31, 2016.

Credit Arrangements

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million, net of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the 3-month LIBOR, subject to a 1.00% floor if necessary, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 5.97%.

The Term Loan is payable through a combination of (i) quarterly installments of approximately $0.9 million, (ii) annual excess cash flow payments as defined in the Credit Agreement, which are due 95 days after the last day of our fiscal year, and (iii) any payments due upon certain issuances of additional indebtedness and certain asset dispositions, with any remaining outstanding principal amount due and payable on the Term Loan Maturity Date. The percentage of excess cash flow we are required to pay ranges from 0% to 75%, depending on our leverage and other factors as defined in the Credit Agreement. Currently, the Credit Agreement would require a 75% excess cash flow payment.

In the first quarter of fiscal 2017, we made a required additional principal payment of $9.9 million due to a sale of patents. Since the end of the first quarter of fiscal 2017, we made a required annual excess cash flow payment of $13.7 million. Over the next twelve months, our principal payments will be comprised mainly of regular quarterly installments and a required additional principal payment driven by the final installment expected for the previously mentioned sale of patents.

While the Credit Agreement does not contain financial covenants, it does contain informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. We were in compliance with all such covenants at April 1, 2017.

As of April 1, 2017, we had no significant long-term purchase commitments for capital expenditures or existing used or unused credit arrangements.

Contractual Cash Obligations

There have been no significant changes to our contractual obligations outside of the ordinary course of business in the first three months of fiscal 2017 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of April 1, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share data)	Three Months Ended
(unaudited)	April 1, 2017	April 2, 2016

Gross Margin Reconciliation
GAAP Gross margin	$60,832	$57,104
Acquisition related inventory fair value effect (1)	—	523
Stock-based compensation expense - gross margin	228	259
Non-GAAP Gross margin	$61,060	$57,886

Gross Margin % Reconciliation
GAAP Gross margin %	58.2%	59.2%
Cumulative effect of non-GAAP Gross Margin adjustments	0.2%	0.8%
Non-GAAP Gross margin %	58.4%	60.0%

Operating Expenses Reconciliation
GAAP Operating expenses	$61,534	$70,462
Amortization of acquired intangible assets	(8,514)	(8,721)
Restructuring charges	(66)	(5,431)
Acquisition related charges (2)	(1,660)	(94)
Stock-based compensation expense - operations	(3,615)	(4,297)
Non-GAAP Operating expenses	$47,679	$51,919

Income (Loss) from Operations Reconciliation
GAAP Loss from operations	$(702)	$(13,358)
Acquisition related inventory fair value effect (1)	—	523
Stock-based compensation expense - gross margin	228	259
Amortization of acquired intangible assets	8,514	8,721
Restructuring charges	66	5,431
Acquisition related charges (2)	1,660	94
Stock-based compensation expense - operations	3,615	4,297
Non-GAAP Income (loss) from operations	$13,381	$5,967

(1) Fair value adjustment for inventory step-up from purchase accounting
(2) Legal fees and outside services in connection with our pending acquisition by Canyon Bridge Acquisition Company, Inc.

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share data)	Three Months Ended
(unaudited)	April 1, 2017	April 2, 2016

Income (Loss) from Operations % Reconciliation
GAAP Loss from operations %	(0.7)%	(13.8)%
Cumulative effect of non-GAAP Gross Margin and Operating adjustments	13.5%	20.0%
Non-GAAP Income from operations %	12.8%	6.2%

Income Tax Expense Reconciliation
GAAP Income tax expense	$518	$1,900
Estimated tax effect of non-GAAP Adjustments (3)	(303)	548
Non-GAAP Income tax expense	$215	$2,448

Net Income (Loss) Reconciliation
GAAP Net loss	$(7,275)	$(19,711)
Acquisition related inventory fair value effect (1)	—	523
Stock-based compensation expense - gross margin	228	259
Amortization of acquired intangible assets	8,514	8,721
Restructuring charges	66	5,431
Acquisition related charges (2)	1,660	94
Stock-based compensation expense - operations	3,615	4,297
Estimated tax effect of non-GAAP Adjustments (3)	303	(548)
Non-GAAP Net income (loss)	$7,111	$(934)

Net Income (Loss) Per Share Reconciliation
GAAP Net loss per share - basic and diluted	$(0.06)	$(0.17)
Cumulative effect of Non-GAAP adjustments	0.12	0.16
Non-GAAP Net income (loss) per share - basic and diluted	$0.06	$(0.01)

Shares used in per share calculations:
Basic	121,800	118,833
Diluted - GAAP	121,800	118,833
Diluted - non-GAAP (4)	124,343	118,833

(1) Fair value adjustment for inventory step-up from purchase accounting
(2) Legal fees and outside services in connection with our pending acquisition by Canyon Bridge Acquisition Company, Inc.
(3) During the second quarter of fiscal 2016, we refined our calculation of non-GAAP tax expense by applying our tax provision model to year-to-date and projected income after adjusting for non-GAAP items. The difference between calculated values for GAAP and non-GAAP tax expense has been included as the “Estimated tax effect of non-GAAP adjustments.” Prior periods have been similarly recalculated to conform to the current presentation.
(4) Diluted shares are calculated using the GAAP treasury stock method. In a loss position, diluted shares equal basic shares.

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

We mitigate the resulting foreign currency exchange rate exposure by entering into foreign currency forward exchange contracts, details of which are presented in the following table:

	April 1, 2017	December 31, 2016
Total cost of contracts for Japanese yen (thousands)	$2,323	$2,323
Number of contracts	2	2
Settlement month	June 2017	June 2017

Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges under U.S. GAAP and as such are adjusted to fair value through Other (expense) income, net. We do not engage in speculative trading in any financial or capital market.

The net fair value of these contracts was favorable by less than $0.1 million at April 1, 2017 and favorable by approximately $0.2 million at December 31, 2016. A hypothetical 10% unfavorable exchange rate change in the yen against the U.S. dollar would have resulted in an unfavorable change in net fair value of $0.2 million at both April 1, 2017 and December 31, 2016. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

Interest Rate Risk

At April 1, 2017, we had $331.4 million outstanding on the original $350 million term loan outstanding under our Credit Agreement, with a variable contractual interest rate based on the 3-month LIBOR as of April 1, 2017, subject to a 1.00% floor, plus a spread of 4.25%. A hypothetical 10% increase in the 3-month LIBOR would not have increased the 3-month LIBOR above this 1.00% floor used in the interest rate calculation, and thus would not have had an impact on Interest expense for the three month period ended April 1, 2017.

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

Changes in Internal Control over Financial Reporting

On March 10, 2015, we acquired Silicon Image, which had operated under its own set of systems and internal controls. Our financial reporting control environment includes Silicon Image's systems and much of its continuing control environment, which we are maintaining until we incorporate those processes into our implementation of a new company-wide enterprise resource planning ("ERP") system. At the beginning of the second quarter of fiscal 2017, we converted to our new ERP system, and we are currently updating our control environment for this integration and ERP transition. This plan was reviewed as part of management's evaluation and conclusion noted above in "Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures."

Other than as described above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15(d) - 15(f) under the Exchange Act) that occurred during the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The information set forth above under Note 15 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A. Risk Factors

The following risk factors and other information included in this Report include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 and should be carefully considered before making an investment decision relating to our common stock. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial results.

The announcement and pendency of our proposed acquisition by Canyon Bridge Acquisition Company, Inc. could materially adversely affect our business, financial condition, and results of operations.

On November 3, 2016, Lattice Semiconductor Corporation and Canyon Bridge Capital Partners, Inc. (“Canyon Bridge”) announced that the Company and Canyon Bridge Acquisition Company, Inc. (“Parent”), an affiliate of Canyon Bridge, have signed a definitive agreement (the "Merger Agreement") under which Parent will acquire all outstanding shares of Lattice for approximately $1.3 billion inclusive of Lattice’s net debt, or $8.30 per share in cash. The transaction (the "Merger") was unanimously approved by both companies’ boards of directors and is subject to customary closing conditions and regulatory approval. If completed, Lattice would become a wholly owned subsidiary of Parent. The announcement and pendency of our proposed acquisition by Parent could disrupt our business and create uncertainty about our future, which could have a material and negative impact on our business, financial condition, and results of operations, regardless of whether the acquisition is completed. These risks to our business, all of which could be exacerbated by any delay in the closing of the acquisition, include:

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

Consummation of our acquisition by Parent is subject to various closing conditions, including, among other things, (i) the absence of any legal restraints or prohibitions on the consummation of the Merger, and (ii) approval from the Committee on Foreign Investment in the United States (CFIUS) and other regulatory approvals. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), and the other party having performed in all material respects its obligations under the Merger Agreement. The obligation of Parent to consummate the Merger is also conditioned upon our not having suffered a Company Material Adverse Effect (as defined in the Merger Agreement). These and other conditions to the consummation of the Merger may fail to be satisfied and may take longer than expected. The satisfaction of all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Thus, there can be no assurance that the conditions to the Merger will be satisfied or waived or that the Merger will be consummated. On March 24, 2017, to allow more time of review and discussion with CFIUS in connection with the Merger, the Company announced that it withdrew and re-filed the joint voluntary notice to CFIUS under the Defense Production Act of 1950, as amended.

In addition, the Merger Agreement may be terminated under specified circumstances. Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

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

Establishing, maintaining and managing multiple foundry relationships requires the investment of management resources as well as additional costs. If we fail to maintain our foundry relationships, or elect or are required to change foundries, we will incur significant costs and manufacturing delays. The success of certain of our next generation products is dependent upon our ability to successfully partner with Fujitsu, Taiwan Semiconductor, Seiko Epson, and other foundry partners. If for any reason one or more of our foundry partners does not provide its facilities and support for our development efforts, we may be unable to effectively develop new products in a timely manner.

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

A significant portion of our revenue depends on sales to a limited number of customers. In the first quarter of fiscal 2017, our largest end customer accounted for 12% of our total revenue, and our top five end customers accounted for approximately 37% of our total revenue. For the full year of fiscal 2016, our largest end customers accounted for 10% of our total revenue, and our top five end customers accounted for approximately 27% of our total revenue. If any of these relationships were to diminish, if these customers were to develop their own solutions or adopt alternative solutions or competitors' solutions, or if our relationship with any future customer which accounts for a significant portion of our revenue were to diminish due to these factors, our results could be adversely affected.

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

We rely in part on various information technology ("IT") systems to manage our operations, including financial reporting, and we regularly make changes to improve them as necessary by periodically implementing new, or upgrading or enhancing existing, operational and IT systems, procedures, and controls. We have undergone a significant integration and systems implementation following the acquisition of Silicon Image.

We have recently implemented a new enterprise resource planning ("ERP") system to standardize our processes worldwide and adopt best-in-class capabilities, and we have converted to the new ERP system as of the beginning of the second quarter of fiscal 2017. We have committed significant resources to this new ERP system, which replaces multiple legacy systems, and realizing the full functionality of this conversion is extremely complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated.

As a result of the conversion process and during our initial use of the new ERP system, we may experience delays or disruptions in the integration of our new or enhanced systems, procedures, or controls. We may also encounter errors in data, an inability to accurately process or record transactions, and security or technical reliability issues. All of these could harm our ability to conduct core operating functions such as processing invoices, shipping and receiving, recording and reporting financial and management information on a timely and accurate basis, and could impact our internal control compliance efforts. If the technical solution or end user training are inadequate, it could limit our ability to manufacture and ship products as planned.

These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties or delays in managing and integrating them could impact the company's ability to perform necessary operations, which could materially adversely affect our business.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and to test goodwill and long-lived assets, including amortizable intangible assets, for impairment at any other time that circumstances arise indicating the carrying value may not be recoverable. For purposes of testing for impairment, the Company currently operates as one reporting unit: the core Lattice ("Core") business, which includes intellectual property and semiconductor devices. No impairment charges were recorded in the first quarter of fiscal 2017, no impairment charges related to goodwill were recorded in fiscal 2016, and no impairment charges were recorded for the Core segment in fiscal 2015. There is no assurance that future impairment tests will indicate that goodwill will be deemed recoverable. As we continue to review our business operations and test for impairment or in connection with possible sales of assets, we may have impairment charges in the future, which may be material.

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

Our participation in HDMI and MHL has included our acting as agent for these consortia for which we have been receiving adopter fees. We no longer act as agent for the HDMI standard and there is no guarantee that we will continue to act as agent for the MHL standard. Accordingly, we now receive a reduced share of HDMI adopter fees and we could in the future lose MHL adopter fees.

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

Silicon Image depended on its participation in standard setting organizations, such as the HDMI and MHL consortiums, and the widespread adoption and success of those standards. From time to time, competing standards have been established which negatively affect the success of existing standards or jeopardize the creation of new standards.

Our future revenue depends, in part, upon the continued adoption and widespread implementation of the HDMI, MHL, and WirelessHD specifications. A significant portion of Silicon Image’s total revenue was derived from the sale of HDMI and MHL-enabled products and the licensing of our HDMI and MHL technology. Silicon Image’s leadership in the market for HDMI and MHL-enabled products and intellectual property has been based on the ability to introduce first-to-market semiconductor and intellectual property solutions to customers and to continue to innovate within the standard. Our inability to continue to drive innovation in the HDMI and MHL specifications could have an adverse effect on our business going forward.

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

Date: May 11, 2017