Form 10-Q
period 2017-07-01
LATTICE SEMICONDUCTOR CORP
filed 2017-08-10
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of August 7, 2017                          122,971,647

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

Examples of forward-looking statements include, but are not limited to, statements about: our transitions to newly adopted accounting standards; our strategies and beliefs regarding the markets we serve or may serve; growth opportunities and growth in markets we may serve; the advantages our products provide to our customers, including advanced features in an increasingly intense global technology market; our future product development and marketing plans; our intention to continually introduce new products and enhancements and reduce manufacturing costs; the anticipation that we will become increasingly dependent on revenue from newer products; our expectation of production volumes and the associated revenue stream for certain mobile handset providers; acceptance of our devices; our continued participation in consortia that develop and promote the High-Definition Multimedia Interface ("HDMI"), Mobile High-Definition Link ("MHL") and WirelessHD specifications, and our participation in other standard setting initiatives; the effect of termination of our agent functions regarding the HDMI consortium, related reduction in adopter fees, impairment charges and any other changes in the agreements relating to various intellectual property or standards consortia and their sharing of past or present fees or royalties; the likelihood of bankruptcy of certain distributors; our making significant future investments in research and development at approximately the percentage of revenue realized in the second quarter of fiscal 2017; the costs of making and developing various products; our expectation that we will continue to transition to increasingly smaller geometry process technologies and the difficulties in transitioning; our need and ability to maintain or develop successful foundry relationships to produce new products; the adequacy of assembly and test capacity commitments; the impact of products, customers and downward pressure on pricing and effects on gross margin; the expected cost and timing of our internal restructuring plans; our expectations regarding protection of and defenses to claims against our intellectual property; our defenses to claims and the finalization and settlement of litigation or administrative proceedings; the impact of our global tax structure and expectations regarding taxes and tax adjustments; our conclusion that we should maintain a valuation allowance against certain tax assets; our belief that we may recognize certain tax benefits during the next twelve months; our ability to forecast uncertain tax positions; our ability to forecast future sales and the relative product mix of those revenues; our expectation that we may consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings; the impact of our adoption of new accounting pronouncements on our financial statements; our beliefs regarding the adequacy of our liquidity and facilities, our ability to meet our operating and capital requirements and obligations, and the sufficiency of our financial resources to meet our working capital needs through at least the next 12 months; our ability to implement a company-wide enterprise resource planning system; and any expectation that the closing conditions to the proposed acquisition of the outstanding shares of the Company by Canyon Bridge Acquisition Company, Inc. will be satisfied.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenue:
Product	$83,168	$89,335	$175,837	$177,558
Licensing and services	10,969	9,874	22,887	18,163
Total revenue	94,137	99,209	198,724	195,721
Costs and expenses:
Cost of product revenue	40,749	40,710	82,363	79,717
Cost of licensing and services revenue	2,179	73	4,320	474
Research and development	26,820	30,915	54,209	63,523
Selling, general, and administrative	21,938	23,005	45,843	46,613
Amortization of acquired intangible assets	8,737	8,311	17,251	17,032
Restructuring charges	1,576	2,568	1,642	7,999
Acquisition related charges	867	—	2,527	94
Total costs and expenses	102,866	105,582	208,155	215,452
Loss from operations	(8,729)	(6,373)	(9,431)	(19,731)
Interest expense	(4,656)	(5,062)	(10,224)	(10,022)
Other income, net	564	2,532	416	3,349
Loss before income taxes and equity in net loss of an unconsolidated affiliate	(12,821)	(8,903)	(19,239)	(26,404)
Income tax expense	47	4,539	565	6,439
Equity in net loss of an unconsolidated affiliate, net of tax	(154)	(368)	(493)	(678)
Net loss	$(13,022)	$(13,810)	$(20,297)	$(33,521)

Net loss per share, basic and diluted	$(0.11)	$(0.12)	$(0.17)	$(0.28)

Shares used in per share calculations, basic and diluted	122,390	119,445	122,095	119,125

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net loss	$(13,022)	$(13,810)	$(20,297)	$(33,521)
Other comprehensive loss:
Unrealized (loss) gain related to marketable securities, net of tax	(28)	1	(71)	(27)
Reclassification adjustment for losses related to marketable securities included in other income, net of tax	30	36	200	38
Translation adjustment, net of tax	676	(678)	950	(441)
Change in actuarial valuation of defined benefit pension	(47)	141	(47)	141
Comprehensive loss	$(12,391)	$(14,310)	$(19,265)	$(33,810)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share and par value data)	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$74,416	$106,552
Short-term marketable securities	10,470	10,308
Accounts receivable, net of allowance for doubtful accounts	86,791	99,637
Inventories	78,479	79,168
Prepaid expenses and other current assets	18,421	19,035
Total current assets	268,577	314,700
Property and equipment, less accumulated depreciation of $131,858 at July 1, 2017 and $134,786 at December 31, 2016	49,356	49,481
Intangible assets, net of amortization	97,817	118,863
Goodwill	269,758	269,758
Deferred income taxes	379	372
Other long-term assets	11,394	13,709
Total assets	$697,281	$766,883

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses (includes restructuring)	$67,945	$80,933
Accrued payroll obligations	7,971	9,865
Current portion of long-term debt	15,318	33,767
Deferred income and allowances on sales to sell-through distributors	24,915	32,257
Deferred licensing and services revenue	398	728
Total current liabilities	116,547	157,550
Long-term debt	286,979	300,855
Other long-term liabilities	34,990	38,048
Total liabilities	438,516	496,453
Contingencies (Note 15)	—	—
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 122,730,000 shares issued and outstanding as of July 1, 2017 and 121,645,000 shares issued and outstanding as of December 31, 2016	1,227	1,216
Additional paid-in capital	688,259	680,315
Accumulated deficit	(427,597)	(406,945)
Accumulated other comprehensive loss	(3,124)	(4,156)
Total stockholders' equity	258,765	270,430
Total liabilities and stockholders' equity	$697,281	$766,883
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Net loss	$(20,297)	$(33,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,497	32,352
Amortization of debt issuance costs and discount	1,354	659
Loss on sale or maturity of marketable securities	200	72
Gain on forward contracts	(26)	(4)
Stock-based compensation expense	6,772	7,798
(Gain) Loss on disposal of fixed assets	(61)	314
Gain on sale of business unit	(300)	(2,646)
Equity in net loss of an unconsolidated affiliate, net of tax	493	678
Changes in assets and liabilities:
Accounts receivable, net	12,846	3,524
Inventories	689	(10,847)
Prepaid expenses and other assets	2,822	18
Accounts payable and accrued expenses (includes restructuring)	(13,554)	23,901
Accrued payroll obligations	(1,894)	574
Income taxes payable	(355)	(253)
Deferred income and allowances on sales to sell-through distributors	(7,342)	10,155
Deferred licensing and services revenue	(330)	(117)
Net cash provided by operating activities	11,514	32,657
Cash flows from investing activities:
Proceeds from sales of and maturities of short-term marketable securities	7,200	11,960
Purchases of marketable securities	(7,420)	(2,944)
Capital expenditures	(7,035)	(10,102)
Proceeds from sale of business unit, net of cash sold	300	1,972
Cash paid for a non-marketable equity method investment	(1,000)	—
Cash paid for software licenses	(4,149)	(5,672)
Net cash used in investing activities	(12,104)	(4,786)
Cash flows from financing activities:
Restricted stock unit withholdings	(1,748)	(1,427)
Proceeds from issuance of common stock	2,931	3,326
Repayment of debt	(33,679)	(3,404)
Net cash used in financing activities	(32,496)	(1,505)
Effect of exchange rate change on cash	950	(441)
Net (decrease) increase in cash and cash equivalents	(32,136)	25,925
Beginning cash and cash equivalents	106,552	84,606
Ending cash and cash equivalents	$74,416	$110,531

Supplemental cash flow information:
Change in unrealized loss related to marketable securities, net of tax, included in Accumulated other comprehensive loss	$71	$27
Income taxes paid, net of refunds	$976	$4,864
Interest paid	$12,094	$9,264
Accrued purchases of plant and equipment	$2,216	$1,585

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

Fiscal Reporting Period

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our second quarter of fiscal 2017 and second quarter of fiscal 2016 ended on July 1, 2017 and July 2, 2016, respectively. All references to quarterly or six months ended financial results are references to the results for the relevant 13-week or 26-week fiscal period.

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

Level 1 instruments generally represent quoted prices for identical assets or liabilities in active markets. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult. Our Level 1 instruments consist of U.S. Government agency obligations, corporate notes and bonds, and commercial paper that are traded in active markets and are classified as Short-term marketable securities on our Consolidated Balance Sheets.

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

Foreign Exchange and Translation of Foreign Currencies

While our revenues and the majority of our expenses are denominated in U.S. dollars, we have international subsidiary and branch operations that conduct some transactions in foreign currencies, and we collect an annual Japanese consumption tax refund in yen. Gains or losses from foreign exchange rate fluctuations on balances denominated in foreign currencies are reflected in Other income, net. Realized and unrealized gains or losses on foreign currency transactions were not significant for the periods presented. We translate accounts denominated in foreign currencies in accordance with ASC 830, “Foreign Currency Matters,” using the current rate method under which asset and liability accounts are translated at the current rate, while stockholders' equity accounts are translated at the appropriate historical rates, and revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments related to the consolidation of foreign subsidiary financial statements are reflected in Accumulated other comprehensive loss in Stockholders' equity.

Derivative Financial Instruments

We mitigate foreign currency exchange rate risk by entering into foreign currency forward exchange contracts, details of which are presented in the following table:

	July 1, 2017	December 31, 2016
Total cost of contracts for Japanese yen (thousands)	$1,005	$2,323
Number of contracts	1	2
Settlement month	June 2018	June 2017

Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges for accounting purposes and as such are adjusted to fair value through Other income, net, with gains of less than $0.1 million and approximately $0.2 million, respectively, for the fiscal quarters ended July 1, 2017 and December 31, 2016. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Concentration Risk

Potential exposure to concentration risk may impact revenue, trade receivables, marketable securities, and supply of wafers for our products.

Customer concentration risk may impact revenue. The percentage of total revenue attributable to our top five end customers and largest end customer is presented in the following table:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenue attributable to top five end customers	27%	20%	32%	22%
Revenue attributable to largest end customer	9%	7%	10%	6%

No other end customer accounted for more than 10% of total revenue during these periods.

Sales through distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to resale of products by sell-through distributors as a percentage of total revenue is presented in the following table:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenue attributable to sell-through distributors	66%	59%	63%	56%

Our two largest distributor groups also account for a substantial portion of our trade receivables. At July 1, 2017 and December 31, 2016, one distributor group accounted for 37% and 38%, respectively, and the other accounted for 30% and 24%, respectively, of gross trade receivables. No other distributor group or end customer accounted for more than 10% of gross trade receivables at these dates.

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

Accounts receivable do not bear interest and are shown net of allowances for doubtful accounts of $9.3 million at both July 1, 2017 and December 31, 2016. During the third quarter of fiscal 2016, we received notice from one of our distributor groups that indicated a high likelihood of their bankruptcy. As a result, we recorded a full allowance on our accounts receivable, net of deferred revenue, from that distributor group, which accounts for $9.0 million of the allowance for doubtful accounts. Bad debt expense was negligible for the second quarter and first six months of both fiscal 2017 and fiscal 2016.

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

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table:

(In thousands)	July 1, 2017	December 31, 2016
Inventory valued at published list prices and held by sell-through distributors with right of return	$81,837	$86,218
Allowance for distributor advances	(45,130)	(37,090)
Deferred cost of sales related to inventory held by sell-through distributors	(11,792)	(16,871)
Total Deferred income and allowances on sales to sell-through distributors	$24,915	$32,257

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

HDMI royalty revenue is determined by a contractual allocation formula agreed to by the Founders of the HDMI consortium. Evidence of an arrangement, as it relates to HDMI royalty revenue, is deemed complete when all of the Founders agree on the royalty sharing formula. The contractual allocation formula is subject to periodic adjustment, generally every three years. The most recent agreement expired on December 31, 2016 and a new agreement has not yet been entered into covering the period beginning January 1, 2017. As a result, the HDMI agent is unable to distribute the majority of the royalties collected to the Founders and, given the lack of evidence of an arrangement, we are unable to recognize all of the HDMI royalty revenue for the three and six months ended July 1, 2017.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU 2015-14 deferring the effective date of ASU 2014-09 to periods beginning on or after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that year. We intend to adopt ASU 2014-09 on December 31, 2017 which is the first day of our fiscal 2018. The new standard allows for two transition methods - (i) a full retrospective method applied to each prior reporting period presented, or (ii) a modified retrospective method applied with the cumulative effect of adoption recognized on December 31, 2017, the first day of our fiscal 2018. We currently anticipate adopting this guidance using the modified retrospective transition method, which would result in an adjustment to accumulated deficit for the cumulative effect of applying this guidance to contracts in process as of the adoption date. Under this approach, we would not restate the prior financial statements presented. This guidance requires us to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes.

We have been executing against a project plan developed early in 2017 and believe that we are on schedule to be substantially complete with our implementation efforts by the first quarter of fiscal 2018. Key ongoing elements of our project plan include the quantification of the impacts of the standard to revenues, contract acquisition costs, income taxes and various balance sheet accounts, and the design and implementation of relevant internal controls. Based on our current assessment, we believe the most significant impact of the new standard will be to accelerate the timing of revenue recognition on product shipments to our sell-through distributors. Assuming all other revenue recognition criteria have been met, the new guidance would require us to recognize revenue and costs relating to such sales upon shipment to the distributor - subject to reductions for estimated reserves for price adjustments and returns - rather than upon the ultimate sale by the distributor to its end customer, as is our current practice. Revenue to our sell-through distributors accounted for 75% and 71% of our product revenue and 66% and 63% of our total revenue for the three and six months ended July 1, 2017, respectively, as compared to approximately 66% of product revenue and approximately 60% of total revenue during the year ended December 31, 2016.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity on which changes to the terms or conditions of share-based payment awards require entities to apply the modification accounting provisions required in Topic 718. This standard is effective for all entities for annual reporting periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. We are currently evaluating the impact of ASU 2017-09 on our consolidated financial statements and related disclosures.

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

A summary of basic and diluted net loss per share is presented in the following table:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Basic and diluted net loss	$(13,022)	$(13,810)	$(20,297)	$(33,521)
Shares used in basic and diluted net loss per share	122,390	119,445	122,095	119,125
Basic and diluted net loss per share	$(0.11)	$(0.12)	$(0.17)	$(0.28)

The computation of diluted net loss per share excludes the effects of stock options, RSUs, and ESPP shares that are antidilutive, aggregating approximately the following number of shares:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Stock options, RSUs, and ESPP shares excluded as they are antidilutive	6,000	7,579	5,946	7,781

Stock options, RSUs, and ESPP shares are considered antidilutive when the aggregate of exercise price and unrecognized stock-based compensation expense are greater than the average market price for our common stock during the period or when the Company is in a net loss position, as the effects would reduce the loss per share. Stock options, RSUs, and ESPP shares that are antidilutive at July 1, 2017 could become dilutive in the future.

Note 3 - Marketable Securities

We classify our marketable securities as short-term based on their nature and availability for use in current operations. Our short-term marketable securities currently have contractual maturities of up to two years. The following table summarizes the remaining maturities of our marketable securities at fair value:

(In thousands)	July 1, 2017	December 31, 2016
Short-term marketable securities:
Maturing within one year	$7,989	$10,308
Maturing between one and two years	2,481	—
Total marketable securities	$10,470	$10,308

The following table summarizes the composition of our marketable securities at fair value:

(In thousands)	July 1, 2017	December 31, 2016
Short-term marketable securities:
Corporate and government bonds and notes, and commercial paper	$10,382	$10,230
Certificates of deposit	88	78
Total marketable securities	$10,470	$10,308

Note 4 - Fair Value of Financial Instruments

	Fair value measurements as of				Fair value measurements as of
	July 1, 2017				December 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$10,470	$10,382	$88	$—	$10,308	$10,230	$78	$—
Foreign currency forward exchange contracts, net	26	—	26	—	184	—	184	—
Total fair value of financial instruments	$10,496	$10,382	$114	$—	$10,492	$10,230	$262	$—

We invest in various financial instruments that may include corporate and government bonds and notes, commercial paper, and certificates of deposit. In addition, we enter into foreign currency forward exchange contracts to mitigate our foreign currency exchange rate exposure. We carry these instruments at their fair value in accordance with ASC 820, "Fair Value Measurements and Disclosures." The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value, as summarized in Note 1. There were no transfers between any of the levels during the first six months of fiscal 2017 or 2016.

In accordance with ASC 320, “Investments-Debt and Equity Securities,” we recorded an unrealized loss of less than $0.1 million during each of the six months ended July 1, 2017 and July 2, 2016 on certain short-term marketable securities (Level 1 instruments), which have been recorded in accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a material adverse effect on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in accumulated other comprehensive loss.

Note 5 - Inventories

(In thousands)	July 1, 2017	December 31, 2016
Work in progress	$52,790	$50,688
Finished goods	25,689	28,480
Total inventories	$78,479	$79,168

Note 6 - Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. Goodwill is not amortized, but is instead tested for impairment annually or more frequently if certain indicators of impairment are present. We do not expect goodwill impairment to be tax deductible for income tax purposes. No impairment charges relating to goodwill were recorded for the first six months of fiscal 2017 or fiscal 2016 as no indicators of impairment were present.

In the first quarter of 2016, we finalized our valuation and allocation of purchase price consideration related to the acquisition of Silicon Image, Inc. ("Silicon Image") resulting in $2.1 million of additional long-term liabilities related to an uncertain tax position with an equivalent revision to Goodwill, which is reflected in the Consolidated Balance Sheets for the period ended December 31, 2016.

The goodwill balance of approximately $269.8 million at both July 1, 2017 and December 31, 2016 is comprised of approximately $44.8 million from prior acquisitions combined with the approximately $237.6 million from the acquisition of Silicon Image, reduced by the fiscal 2015 goodwill impairment charge of approximately $12.7 million.

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

On our Consolidated Balance Sheets, intangible assets are shown net of accumulated amortization of $93.8 million and $78.5 million at July 1, 2017 and December 31, 2016, respectively.

During the first quarter of fiscal 2017, we sold a portfolio of patents that had been acquired from Silicon Image. As a result of this transaction, intangible assets, net of amortization was reduced by approximately $3.5 million on our Consolidated Balance Sheets.

We monitor the carrying value of our intangible assets for potential impairment and test the recoverability of such assets annually during the fourth quarter and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. No impairment charges related to intangible assets were recorded for the first six months of either fiscal 2017 or fiscal 2016 as no indicators of impairment were present.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Research and development	$141	$187	$314	$373
Amortization of acquired intangible assets	8,737	8,311	17,251	17,032
	$8,878	$8,498	$17,565	$17,405

Note 8 - Equity Method Investment

During fiscal 2015, we purchased a series of preferred stock ownership interests in a privately-held company that designs human-computer interaction technology for total consideration of $5.0 million. This gross investment constituted a 22.7% ownership interest. As a result of the ownership interest and after considering the level of our participation in the management of and interaction with the investee, we determined that we have the ability to exert significant influence over the investee. Accordingly, we have accounted for the investment by the equity method and have recognized our proportionate share of the investee’s operating results in the Consolidated Statements of Operations.

In the third quarter of fiscal 2016, we made an additional investment of $1.0 million via a convertible debt instrument, bringing our gross investment in the investee to $6.0 million. We have determined that this additional investment is an in-substance common stock and has been included in our equity method accounting.

In the second quarter of fiscal 2017, we advanced the investee $1.0 million through a short-term instrument. As this investment is due and payable in the fourth quarter of fiscal 2017, it is included in prepaid expenses and other current assets in our Consolidated Balance Sheet.

Applying the equity method, the proportionate share of the investee's net loss that we have recognized in the Consolidated Statements of Operations is presented in the following table:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Equity in net loss of an unconsolidated affiliate, net of tax	$(154)	$(368)	$(493)	$(678)

Through July 1, 2017, we have reduced the value of our investment by approximately $2.4 million, representing our cumulative proportionate share of the privately-held company’s net loss accumulated to that date. The net balance of our investment included in other long-term assets in the Consolidated Balance Sheets is detailed in the following table:

(In thousands)	Total
Balance at December 31, 2016	$4,049
Equity in net loss of an unconsolidated affiliate, net of tax	(493)
Balance at July 1, 2017	$3,556

Note 9 - Accounts Payable and Accrued Expenses

Included in accounts payable and accrued expenses are the following balances:

(In thousands)	July 1, 2017	December 31, 2016
Trade accounts payable	$39,591	$37,800
Liability for non-cancelable contracts	5,073	5,744
Payable to members of the MHL and HDMI consortia*	115	9,698
Other accrued expenses	23,166	27,691
Total accounts payable and accrued expenses	$67,945	$80,933

* As an agent of the MHL consortium, we administer royalty reporting and distributions to the members of this consortium.
This excludes amounts payable to us, and is payable quarterly based on collections from MHL customers. Our role as the agent of the HDMI consortium terminated on January 1, 2017 and, therefore, the balance as of July 1, 2017 is due to MHL consortium members only.

Note 10 - Changes in Stockholders' Equity and Accumulated Other Comprehensive Loss

(In thousands)	Common stock	Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balances, December 31, 2016	$1,216	$680,315	$(406,945)	$(4,156)	$270,430
Net loss for the six months ended July 1, 2017	—	—	(20,297)	—	(20,297)
Unrealized loss related to marketable securities, net of tax	—	—	—	(71)	(71)
Recognized loss on redemption of marketable securities, previously unrealized	—	—	—	200	200
Translation adjustments, net of tax	—	—	—	950	950
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of tax	11	1,172	—	—	1,183
Stock-based compensation expense related to stock options, ESPP and RSUs	—	6,772	—	—	6,772
Defined benefit pension, net of actuarial losses	—	—	—	(47)	(47)
Accounting method transition adjustment	—	—	(355)	—	(355)
Balances, July 1, 2017	$1,227	$688,259	$(427,597)	$(3,124)	$258,765
In the first quarter of fiscal 2017, we early adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As a result of this adoption, we recorded a nominal amount to accumulated deficit, as detailed in the table above.

Note 11 - Income Taxes

For the three months ended July 1, 2017 and July 2, 2016, we recorded an income tax provision of less than $0.1 million and $4.5 million, respectively. For the six months ended July 1, 2017 and July 2, 2016, we recorded an income tax provision of approximately $0.6 million and $6.4 million, respectively. The income tax provision for the three and six months ended July 1, 2017 represents tax at the federal, state, and foreign statutory tax rates adjusted for withholding taxes, changes in uncertain tax positions, changes in the U.S. valuation allowance, as well as other non-deductible items in the United States and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 35% and our negative effective tax rates for the three and six months ended July 1, 2017 is primarily due to a valuation allowance increase that offsets the otherwise expected tax benefit from the pretax loss in the United States, and to the zero tax rate in Bermuda which results in no tax benefit for the pretax loss in Bermuda.

Through July 1, 2017, we evaluated the existing valuation allowance position in the United States and concluded that we should continue to maintain a valuation allowance against our federal and state deferred tax assets. We will continue to evaluate both positive and negative evidence in future periods to determine if we should recognize more deferred tax assets. We don't have a valuation allowance in any foreign jurisdictions as it has been concluded it is more-likely-than-not that we will realize the net deferred tax assets in future periods.

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

We believe that it is reasonably possible that $1.6 million of unrecognized tax benefits and $0.1 million of associated interest and penalties could be recognized during the next twelve months. The $1.6 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

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

Our liability for uncertain tax positions (including penalties and interest) was $27.8 million and $29.6 million at July 1, 2017 and December 31, 2016, respectively, and is recorded as a component of other long-term liabilities on our Consolidated Balance Sheets. The remainder of our uncertain tax position exposure is netted against deferred tax assets.

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

Note 12 - Restructuring

In March 2015, our Board of Directors approved an internal restructuring plan (the "March 2015 Plan"), in connection with our acquisition of Silicon Image. The March 2015 Plan was designed to realize synergies from the acquisition by eliminating redundancies created as a result of combining the two companies. This included reductions in our worldwide workforce, consolidation of facilities, and cancellation of software contracts and engineering tools. The March 2015 Plan is substantially complete subject to certain remaining expected costs that we do not expect to be material and any changes in sublease assumptions should they occur, which will be expensed as incurred. Under this plan, approximately $0.4 million of credit and $2.4 million of expense was incurred during the three months ended July 1, 2017 and July 2, 2016, respectively, and approximately $0.1 million of credit and $5.9 million of expense was incurred during the six months ended July 1, 2017 and July 2, 2016, respectively. Approximately $20.5 million of total expense has been incurred through July 1, 2017 under the March 2015 Plan, and we expect the total cost to be approximately $21.0 million.

In September 2015, we implemented a further reduction of our worldwide workforce (the "September 2015 Reduction") separate from the March 2015 Plan. The September 2015 Reduction was designed to resize the company in line with the market environment and to better balance our workforce with the long-term strategic needs of our business. The September 2015 Reduction is substantially complete subject to certain remaining expected costs, which we do not expect to be material but which will be expensed as incurred. Under this reduction, approximately $0.5 million of credit and $0.2 million of expense were incurred during the three months ended July 1, 2017 and July 2, 2016, respectively, and approximately $0.7 million of credit and $2.1 million of expense was incurred during the six months ended July 1, 2017 and July 2, 2016, respectively. Approximately $7.2 million of total expense has been incurred through July 1, 2017 under the September 2015 Reduction, and we expect the total cost to be approximately $8.0 million.

In June 2017, our Board of Directors approved an additional internal restructuring plan (the "June 2017 Plan"), which resulted in the sale of our Hyderabad, India subsidiary and certain assets related to non-core businesses, a worldwide workforce reduction, and an initiative to reduce our infrastructure costs. These actions are part of an overall plan to achieve financial targets and to enhance our financial and competitive position by better aligning our revenue and operating expenses. Approximately $2.4 million of total expense has been incurred through July 1, 2017 under the June 2017 Plan, and we expect the total cost to be approximately $8.0 million to $19.0 million.

The approximately $2.4 million of expense related to the June 2017 Plan has been offset by credits from the March 2015 Plan and the September 2015 Reduction discussed above totaling approximately $0.8 million for both the second quarter and first six months of fiscal 2017, resulting in the net charge of approximately $1.6 million recorded to restructuring charges on our Consolidated Statements of Operations. The restructuring accrual balance is presented in accounts payable and accrued expenses (includes restructuring) on our Consolidated Balance Sheets.

The following table displays the combined activity related to the restructuring actions described above:

(In thousands)	Severance & related *	Lease Termination	Software Contracts & Engineering Tools **	Other	Total
Balance at January 2, 2016	$3,696	$1,005	$377	$—	$5,078
Restructuring charges	1,878	2,234	1,931	1,956	7,999
Costs paid or otherwise settled	(4,406)	(1,402)	(2,111)	(1,940)	(9,859)
Balance at July 2, 2016	$1,168	$1,837	$197	$16	$3,218

Balance at December 31, 2016	$801	$1,036	$25	$12	$1,874
Restructuring charges	1,276	57	—	309	1,642
Costs paid or otherwise settled	(52)	(616)	(25)	(301)	(994)
Balance at July 1, 2017	$2,025	$477	$—	$20	$2,522
* Includes employee relocation costs
**Includes cancellation of contracts, asset impairments, and accelerated depreciation on certain enterprise resource planning and customer relationship management systems

Note 13 - Long-Term Debt

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million net of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the one-month LIBOR as of July 1, 2017, subject to a 1.00% floor if necessary, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 5.99%.

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

In the first quarter of fiscal 2017, we made a required additional principal payment of $9.9 million due to a sale of patents. In the second quarter of fiscal 2017, we made another required additional principal payment of $8.3 million due to a sale of patents, and a required annual excess cash flow payment of $13.7 million. Over the next twelve months, our principal payments will be comprised mainly of regular quarterly installments and a required annual excess cash flow payment.

While the Credit Agreement does not contain financial covenants, it does contain informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. We were in compliance with all such covenants at July 1, 2017.
The original issue discount and the debt issuance costs have been accounted for as a reduction to the carrying value of the Term Loan on our Consolidated Balance Sheets and are being amortized to interest expense in our Consolidated Statements of Operations over the contractual term, using the effective interest method.

The fair value of the Term Loan approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

(In thousands)	July 1, 2017	December 31, 2016
Principal amount	$308,542	$342,221
Unamortized original issue discount and debt costs	(6,245)	(7,599)
Less: Current portion of long-term debt	(15,318)	(33,767)
Long-term debt	$286,979	$300,855

Interest expense related to the Term Loan was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Contractual interest	$4,167	$4,615	$8,710	$9,235
Amortization of debt issuance costs and discount	421	418	1,354	659
Total Interest expense related to the Term Loan	$4,588	$5,033	$10,064	$9,894

As of July 1, 2017, expected future principal payments on the Term Loan were as follows:

Fiscal year	(in thousands)

2017 (remaining 6 months)	$1,750
2018	17,527
2019	18,748
2020	81,093
2021	189,424
$308,542

Note 14 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Cost of products sold	$180	$166	$408	$425
Research and development	1,299	1,468	3,149	3,927
Selling, general and administrative	1,450	1,608	3,215	3,446
Total stock-based compensation	$2,929	$3,242	$6,772	$7,798

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

Of these grants with a market condition, approximately 596,600 were outstanding and unvested at December 31, 2016. In the first quarter of fiscal 2017, approximately 91,500 grants vested, and approximately 183,200 were canceled due to the expiration of the vesting period for the 2015 tranche. During the second quarter of fiscal 2017, approximately 9,200 vested options were exercised, while 28,000 unvested options were canceled due to termination. A total of approximately 376,200 stock options were outstanding as of July 1, 2017, which includes the approximately 82,300 that vested but were not exercised. We incurred stock compensation expense related to these market condition awards of less than $0.1 million and approximately $0.3 million in the second quarter and first six months, respectively, of fiscal 2017 and less than $0.1 million and approximately $0.2 million in the second quarter and first six months, respectively, of fiscal 2016.

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

From time to time, we are exposed to certain other asserted and unasserted potential claims. Periodically, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we then accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise estimates.

Note 16 - Segment and Geographic Information

Segment Information

As of July 1, 2017, Lattice had one operating segment: the core Lattice business, which includes IP and semiconductor devices. Qterics, a discrete software-as-a-service business unit, was previously an immaterial operating segment in the Lattice legal entity structure. In April 2016, we sold Qterics to an unrelated third party for net proceeds of $2.0 million, net of cash sold, resulting in a gain of $2.6 million. The gain was included in Other income, net in the Consolidated Statements of Operations in the period of sale. In the second quarter of fiscal 2017, we received a final escrow payment of $0.3 million related to the sale of Qterics, which was included as a gain in Other income, net in the Consolidated Statements of Operations for the current period.

Geographic Information

Our revenue by major geographic area, based on ship-to location, is presented in the following table:

	Three Months Ended				Six Months Ended
(In thousands)	July 1, 2017		July 2, 2016		July 1, 2017		July 2, 2016
Asia	$64,946	69%	$67,655	68%	$138,404	70%	$133,167	68%
Europe	10,579	11	14,729	15	21,659	11	30,738	16
Americas	18,612	20	16,825	17	38,661	19	31,816	16
Total revenue	$94,137	100%	$99,209	100%	$198,724	100%	$195,721	100%

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

There were no material changes to property and equipment by major geographic area as of July 1, 2017 as compared to December 31, 2016.

Note 17 - Subsequent Event

On July 27, 2017, we announced our agreement to sell certain assets, including our Hyderabad, India subsidiary and our Simplay Labs testing and certification business to Invecas, Inc. for the purchase price of $5.0 million, plus or minus cash net of agreed upon pre-close liabilities (the “Invecas Transaction”). The Invecas Transaction is subject to a number of closing conditions. In connection with the Invecas Transaction, approximately 150 employees in the U.S., China, and India, primarily working on HDMI and related products, will be offered employment by Invecas, Inc. or an affiliate. We are currently evaluating the impact of this transaction on our consolidated financial statements.

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

At the effective time of the Merger, each share of common stock, par value $0.01 per share, of the Company (the “Shares”) that is outstanding immediately prior to such time (other than (i) Shares owned by Parent, Merger Sub, the Company (including any Shares held in the treasury of the Company) or by any direct or indirect wholly owned subsidiary of Parent, Merger Sub or the Company, or (ii) Shares held by stockholders of the Company who have not voted in favor of the Merger and who are entitled to demand and properly demand their statutory rights of appraisal in accordance with the Delaware General Corporation Law) will be canceled and extinguished and automatically converted into the right to receive cash in an amount equal to $8.30 per share (without interest and subject to deduction for any required withholding tax).

Completion of the Merger is subject to various conditions, including the receipt of any required regulatory clearances related to the Merger from the Committee on Foreign Investment in the United States ("CFIUS") by September 30, 2017, which is the timeframe provided in the Merger Agreement. On June 9, 2017, to allow more time of review and discussion with CFIUS in connection with the Merger, the Company announced that it withdrew and re-filed the joint voluntary notice to CFIUS under the Defense Production Act of 1950, as amended.

Fiscal 2017 Transactions

In July 2017, we announced our agreement to sell certain assets, including our Simplay Labs testing and certification business to Invecas, Inc. for the purchase price of $5.0 million, plus or minus cash net of agreed upon pre-close liabilities (the “Invecas Transaction”). The Invecas Transaction is subject to a number of closing conditions. In connection with the Invecas Transaction, approximately 150 employees in the U.S., China, and India, primarily working on HDMI and related products, will be offered employment by Invecas, Inc. or an affiliate. This transaction is part of an overall plan to reduce operating expenses by approximately 10%, and to enhance our competitive position by better aligning our revenue and operating expenses.

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

Results of Operations

Key elements of our Consolidated Statements of Operations are presented in the following table:

	Three Months Ended				Six Months Ended
(In thousands)	July 1, 2017		July 2, 2016		July 1, 2017		July 2, 2016
Revenue	$94,137	100.0%	$99,209	100.0%	$198,724	100.0%	$195,721	100.0%

Gross margin	51,209	54.4	58,426	58.9	112,041	56.4	115,530	59.0
Research and development	26,820	28.5	30,915	31.2	54,209	27.3	63,523	32.5
Selling, general and administrative	21,938	23.3	23,005	23.2	45,843	23.1	46,613	23.8
Amortization of acquired intangible assets	8,737	9.3	8,311	8.4	17,251	8.7	17,032	8.7
Restructuring charges	1,576	1.7	2,568	2.6	1,642	0.8	7,999	4.1
Acquisition related charges	867	0.9	—	—	2,527	1.3	94	—
Loss from operations	$(8,729)	(9.3)%	$(6,373)	(6.4)%	$(9,431)	(4.7)%	$(19,731)	(10.1)%

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

The following are examples of end market applications:

Communications and Computing	Mobile and Consumer	Industrial and Automotive	Licensing and Services
Wireless	Smartphones	Security and Surveillance	IP Royalties
Wireline	Cameras	Machine Vision	Adopter Fees
Data Backhaul	Displays	Industrial Automation	IP Licenses
Computing	Tablets	Human Machine Interface	Patent Sales
Servers	Wearables	Automotive	Testing Services
Data Storage	Televisions and Home Theater	Drones

The composition of our revenue by end market is presented in the following table:

	Three Months Ended				Six Months Ended
(In thousands)	July 1, 2017		July 2, 2016		July 1, 2017		July 2, 2016
Communications and Computing	$27,039	29%	$28,531	29%	$57,049	29%	$61,549	31%
Mobile and Consumer	25,119	27	24,309	24	56,918	29	49,176	25
Industrial and Automotive	31,010	32	36,495	37	61,870	30	66,833	35
Licensing and Services	10,969	12	9,874	10	22,887	12	18,163	9
Total revenue	$94,137	100%	$99,209	100%	$198,724	100%	$195,721	100%

Revenue from the Communications and Computing end market decreased by 5% for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, and decreased 7% for the first six months of fiscal 2017 compared to the first six months of fiscal 2016 as additional purchases by a certain large customer in Asia in the prior year periods did not recur in the current year periods.

Revenue from the Mobile and Consumer end market increased 3% for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, and increased 16% for the first six months of fiscal 2017 compared to the first six months of fiscal 2016. For both periods, the increase compared to respective prior year periods was predominately due to a significant increase in volume for a major mobile handset provider. The production volume for this mobile handset appears to have peaked in the fourth quarter of fiscal 2016, and we expect the associated revenue stream to decline in future quarters as the end product completes its lifecycle. These increases were substantially offset by declines in revenue from HDMI devices used in Digital Television ("DTV') and Home Theater related products and from MHL devices used in Mobile handsets.

Revenue from the Industrial and Automotive end market decreased approximately 15% for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, and decreased 7% for the first six months of fiscal 2017 compared to the first six months of fiscal 2016. For both periods, this revenue decrease is primarily a reversing effect of the line item reduction and complex programmable logic device ("CPLD") conversion program, for which shipments predominately occurred in fiscal 2016 but did not recur in fiscal 2017.

Revenue from the Licensing and Services end market increased 11% for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, and increased 26% for the first six months of fiscal 2017 compared to the first six months of fiscal 2016. For both periods, this increase was predominantly due to a patent sale transaction recognized in two installments of $10.0 million and $8.0 million in the first and second quarters, respectively, of fiscal 2017, substantially offset by lower revenue from HDMI licensing and adopter fees as a new royalty sharing agreement had not been finalized, and by the termination of our role as agent for HDMI. While a new royalty sharing agreement is being negotiated, the HDMI agent is collecting royalties but is unable to distribute a majority of the royalties to the Founders. Given the lack of evidence of an arrangement, we are unable to recognize all of the HDMI royalty revenue until a new royalty sharing agreement is fully executed. As a result, revenue attributable to HDMI licensing and adopter fees is down $5.0 million and $10.3 million, respectively, for the second quarter and first six months of fiscal 2017 relative to the comparable periods of fiscal 2016.

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

The composition of our revenue by geography, based on ship-to location, is presented in the following table:

	Three Months Ended				Six Months Ended
(In thousands)	July 1, 2017		July 2, 2016		July 1, 2017		July 2, 2016
Asia	$64,946	69%	$67,655	68%	$138,404	70%	$133,167	68%
Europe	10,579	11	14,729	15	21,659	11	30,738	16
Americas	18,612	20	16,825	17	38,661	19	31,816	16
Total revenue	$94,137	100%	$99,209	100%	$198,724	100%	$195,721	100%

Revenue in Asia decreased 4% for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, and increased 4% for the first six months of fiscal 2017 compared to the first six months of fiscal 2016. For both the second quarter and first six months of fiscal 2017 relative to the respective periods in fiscal 2016, Asia revenue was heavily affected by revenue from both the Mobile and Consumer and the Communications and Computing end markets. For the second quarter of fiscal 2017 relative to the second quarter of fiscal 2016, the Mobile and Consumer end market saw decreased revenue from DTV and Home Theater related devices in Japan, Korea, and, to a lesser extent, in China, which was substantially offset by increased handset content revenues in China and Taiwan. In the Communications and Computing end market, Asia revenue decreased due to reductions from a single large telecommunications customer in the region. For the first six months of fiscal 2017 relative to the first six months of fiscal 2016, the increase was predominantly due to a significant increase in volume for a major mobile handset provider. The production volume for this mobile handset began in the second half of fiscal 2016 and appears to have peaked in the fourth quarter of fiscal 2016, and we expect the associated revenue stream to decline in future quarters as the device completes its lifecycle. This was substantially offset by a significant decrease in Communications and Computing end market revenue from major telecommunications customers whose business was affected by government regulations and by conversion of materials from 200mm to 300mm wafers.

Revenue in Europe decreased 28% for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, and decreased 30% for the first six months of fiscal 2017 compared to the first six months of fiscal 2016. For both periods, this revenue decrease is primarily a reversing effect of the line item reduction and CPLD conversion program, for which shipments predominately occurred in fiscal 2016 but did not recur in fiscal 2017.

Revenue from the Americas increased 11% for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, and increased 22% for the first six months of fiscal 2017 compared to the first six months of fiscal 2016. For both periods, this increase was predominantly due to a patent sale transaction recognized in two installments over the first and second quarters of fiscal 2017, partially offset by a reversing effect of the line item reduction and CPLD conversion program, for which shipments predominately occurred in fiscal 2016 but did not recur in fiscal 2017.

Revenue from End Customers

Our top five end customers constituted approximately 27% of our revenue for the second quarter of fiscal 2017, compared to approximately 20% for the second quarter of fiscal 2016. Our top five end customers constituted approximately 32% of our revenue for the first six months of fiscal 2017, compared to approximately 22% for the first six months of fiscal 2016.

Our largest end customer accounted for approximately 9% of total revenue in the second quarter of fiscal 2017 and 10% of total revenue in the first six months of fiscal 2017. Our largest end customer accounted for approximately 7% of total revenue in the second quarter of fiscal 2016 and approximately 6% of total revenue first six months of fiscal 2016. No other customers accounted for more than 10% of total revenue during these periods.

Revenue from Sell-Through Distributors

Sales through distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to resale of products by our primary sell-through distributors is presented in the following table:

	% of Total Revenue		% of Total Revenue
	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Arrow Electronics Inc.	23%	28%	22%	28%
Weikeng Group	26	15	27	13
All others	17	16	14	15
All sell-through distributors	66%	59%	63%	56%

Revenue from sell-through distributors increased to 66% of total revenue in the second quarter of fiscal 2017 from 59% in the second quarter of fiscal 2016. Revenue from sell-through distributors increased to 63% of total revenue in the first six months of fiscal 2017 from 56% in the first six months of fiscal 2016.

The increase on a percentage basis of revenue from sell-through distributors in both the second quarter and first six months of fiscal 2017 compared to the second quarter and first six months of fiscal 2016 was due primarily to volume for a major mobile handset provider through a sell-through distributor occurring in the second quarter and first six months of fiscal 2017 that had not been present in the respective periods of fiscal 2016. The production volume for this mobile handset appears to have peaked in the fourth quarter of fiscal 2016, and we expect the associated revenue stream to decline in future quarters as the end product completes its lifecycle.

Gross Margin

The composition of our gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Gross margin	$51,209	$58,426	$112,041	$115,530
Percentage of net revenue	54.4%	58.9%	56.4%	59.0%
Product gross margin %	51.0%	54.4%	53.2%	55.1%
Licensing and services gross margin %	80.1%	99.3%	81.1%	97.4%

For the second quarter and first six months of fiscal 2017 compared to the second quarter and first six months of fiscal 2016, gross margin decreased, respectively, by 4.5 and 2.6 percentage points due to decreases in both product gross margin and licensing and services gross margin. The primary contributor to the 3.4 and 1.9 percentage point decreases for the respective periods in product gross margin was a change in overall sales mix, with increased revenue from the lower margin mobile and consumer end market combined with a reduction in sales for certain higher margin legacy product lines.

The primary contributor to the 19.2 and 16.3 percentage point decrease for the respective periods in licensing and services gross margin was due to the patent sale that was recognized in two installments during the first and second quarters of fiscal 2017.

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

Operating Expenses

Research and Development Expense

The composition of our research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	% change	July 1, 2017	July 2, 2016	% change
Research and development	$26,820	$30,915	(13)	$54,209	$63,523	(15)
Percentage of revenue	28.5%	31.2%		27.3%	32.5%
Mask costs included in Research and development	$897	$1,038	(14)	$1,060	$2,544	(58)

Research and development expense includes costs for compensation and benefits, stock compensation, development masks, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software to support new products.

The decrease in research and development expense for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 is due mainly to the cost reductions realized from the restructuring actions and integration of operations undertaken since the acquisition of Silicon Image. These savings were predominantly from headcount reductions and site consolidations, along with lower bonus expense and reductions in mask costs, partially offset by higher IP insourcing expenses. The decrease in research and development expense for the first six months of fiscal 2017 compared to the first six months of fiscal 2016 is due mainly to the cost reductions realized from the restructuring actions and integration of operations undertaken since the acquisition of Silicon Image. These savings were predominantly from headcount reductions and site consolidations, along with reductions in mask costs and outside services.

We believe that a continued commitment to research and development is essential to maintaining product leadership and providing innovative new product offerings and, therefore, we expect to continue to make significant future investments in research and development at approximately the percentage of revenue realized in the second quarter of fiscal 2017.

Selling, General, and Administrative Expense

The composition of our selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	% change	July 1, 2017	July 2, 2016	% change
Selling, general, and administrative	$21,938	$23,005	(5)	$45,843	$46,613	(2)
Percentage of revenue	23.3%	23.2%		23.1%	23.8%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses.

The decrease in selling, general, and administrative expense for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 is due mainly to decreases in bonus expense and legal fees, partially offset by increases in outside services and royalty expenses. The decrease in selling, general, and administrative expense for the first six months of fiscal 2017 compared to the first six months of fiscal 2016 is due mainly to decreases in legal and accounting fees, and bonus expense, substantially offset by increases in royalty expenses.

Amortization of Acquired Intangible Assets

The composition of our amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	% change	July 1, 2017	July 2, 2016	% change
Amortization of acquired intangible assets	$8,737	$8,311	5	$17,251	$17,032	1
Percentage of revenue	9.3%	8.4%		8.7%	8.7%

For the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, amortization of acquired intangible assets increased approximately $0.4 million. This is comprised of approximately $1.2 million of additional amortization due to the completion of certain in-process research and development projects acquired from Silicon Image, partially offset by $0.8 million less expense due to the reduction of certain intangibles as a result of patent sales and impairment charges. For the first six months of fiscal 2017 compared to the first six months of fiscal 2016, amortization of acquired intangible assets increased approximately $0.2 million. This is comprised of approximately $2.0 million of additional amortization due to the completion of certain in-process research and development projects acquired from Silicon Image, partially offset by $1.8 million less expense due to the reduction of certain intangibles as a result of patent sales, impairment charges, and sale of the Qterics business unit.

Restructuring Charges

The composition of our restructuring charges, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	% change	July 1, 2017	July 2, 2016	% change
Restructuring charges	$1,576	$2,568	(39)	$1,642	$7,999	(79)
Percentage of revenue	1.7%	2.6%		0.8%	4.1%

Restructuring charges include expenses resulting from reductions in our worldwide workforce, consolidation of our facilities, and cancellation of software contracts and engineering tools.

In March 2015, our Board of Directors approved an internal restructuring plan (the "March 2015 Plan"), in connection with our acquisition of Silicon Image. The March 2015 Plan was designed to realize synergies from the acquisition by eliminating redundancies created as a result of combining the two companies. The March 2015 Plan is substantially complete subject to certain remaining expected costs that we do not expect to be material and any changes in sublease assumptions should they occur, which will be expensed as incurred according to U.S. GAAP. Approximately $20.5 million of total expense has been incurred through July 1, 2017 under the March 2015 Plan, and we expect the total cost to be approximately $21.0 million.

In September 2015, we implemented a further reduction of our worldwide workforce (the "September 2015 Reduction") separate from the March 2015 Plan. The September 2015 Reduction was designed to resize the company in line with the market environment and to better balance our workforce with the long-term strategic needs of our business. The September 2015 Reduction is substantially complete, subject to certain remaining expected costs that we do not expect to be material, which will be expensed as incurred according to U.S. GAAP. Approximately $7.2 million of total expense has been incurred through July 1, 2017 under the September 2015 Reduction, and we expect the total cost to be approximately $8.0 million.

In June 2017, our Board of Directors approved an additional internal restructuring plan (the "June 2017 Plan"), which resulted in the sale of our Hyderabad, India subsidiary and certain assets related to non-core businesses, a worldwide workforce reduction, and an initiative to reduce our infrastructure costs. These actions are part of an overall plan to achieve financial targets and to enhance our financial and competitive position by better aligning our revenue and operating expenses. Approximately $2.4 million of total expense has been incurred through July 1, 2017 under the June 2017 Plan, and we expect the total cost to be approximately $8.0 million to $19.0 million.

The $1.0 million and $6.4 million decreases in restructuring expense in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 and in the first six months of fiscal 2017 compared to the first six months of fiscal 2016, respectively, are driven by significant headcount-related, lease and systems restructuring charges in the prior year related to the March 2015 Plan versus a smaller charge in the current year primarily driven by the workforce reduction in the second quarter of 2017 under the July 2017 Plan.

Acquisition Related Charges

The composition of our acquisition related charges, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	% change	July 1, 2017	July 2, 2016	% change
Acquisition related charges	$867	$—	+100	$2,527	$94	+100
Percentage of revenue	0.9%	—%		1.3%	—%

Acquisition related charges include legal and professional fees directly related to acquisitions. For the second quarter and first six months of fiscal 2017, acquisition related charges were entirely attributable to legal fees and outside services in connection with our pending acquisition by Canyon Bridge Acquisition Company, Inc. For the second quarter of fiscal 2016, there were no acquisition related charges, while for the first six months of fiscal 2017 there were only residual expenses related to consolidation of legal entities due to our acquisition of Silicon Image in March 2015.

Interest Expense

Interest expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	% change	July 1, 2017	July 2, 2016	% change
Interest expense	$(4,656)	$(5,062)	(8)	$(10,224)	$(10,022)	2
Percentage of revenue	(4.9)%	(5.1)%		(5.1)%	(5.1)%

The decrease in interest expense for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily driven by the reduction in the principal balance of our long-term debt as a result of the additional principal payments made during the second quarter of fiscal 2017.

The increase in interest expense for the first six months of fiscal 2017 compared to the first six months of fiscal 2016 is a result of increased amortization of the original issue discount and debt issuance costs related to our long-term debt. This amortization is based on the effective interest method and the increase was the result of the relative timing of principal payments during the periods. See the Credit Arrangements section under Liquidity and Capital Resources for further discussion of the debt. For the six-month period, this increase in amortization expense was partially offset by the reduction of interest expense as a result of the additional principal payments during the first six months of fiscal 2017.

Other income, net

The composition of our other income, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	% change	July 1, 2017	July 2, 2016	% change
Other income, net	$564	$2,532	(78)	$416	$3,349	(88)
Percentage of revenue	0.6%	2.6%		0.2%	1.7%

For the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, the change in other income, net is primarily driven by the $2.6 million gain on the sale of Qterics to an unrelated third party in the second quarter of fiscal 2016, and an escrow payment received in the second quarter of fiscal 2017 related to the sale of Qterics, combined with the impact of foreign exchange gains in the current quarter versus exchange losses in the second quarter of fiscal 2016.

For the first six months of fiscal 2017 compared to the first six months of fiscal 2016, the change in other income, net is primarily driven by a combination of the $2.6 million gain on sale of Qterics to an unrelated third party in the second quarter of fiscal 2016, proceeds received from the bankruptcy settlement distribution of a prior customer in the first quarter of fiscal 2016, an escrow payment received in the second quarter of fiscal 2017 related to the sale of Qterics, foreign exchange losses for the six months of fiscal 2017 versus exchange gains for the six months of fiscal 2016, and the loss on sale of assets in the prior year, not recurring in the current year.

Income Taxes

The composition of our income taxes is presented in the following table:

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	% change	July 1, 2017	July 2, 2016	% change
Income tax expense	$47	$4,539	(99)	$565	$6,439	(91)

Our tax expense for the second quarter and first six months of fiscal 2017 decreased as compared to the second quarter and first six months of fiscal 2016, respectively, primarily due to the decrease in foreign withholding taxes as a result of the termination of our role as the HDMI agent.

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

Equity in net loss of an unconsolidated affiliate

The composition of our equity in net loss of an unconsolidated affiliate is presented in the following table:

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	% change	July 1, 2017	July 2, 2016	% change
Equity in net loss of an unconsolidated affiliate, net of tax	$(154)	$(368)	(58)	$(493)	$(678)	(27)

As of July 1, 2017, we held a 22.7% preferred stock ownership interest in a privately-held company that designs human-computer interaction technology for a total investment of $6.0 million. Due to the level of our ownership interest and after considering the nature of our participation in the management and interaction with the investee, we have determined that we have the ability to exert significant influence on the investee. Accordingly, we have accounted for the investment using the equity method and have recognized our proportionate share of the investee's net loss in the Consolidated Statements of Operations. Through July 1, 2017, we have reduced the value of our investment by approximately $2.4 million, representing our proportionate share of the privately-held company’s net loss accumulated to that date.

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

We believe that our financial resources will be sufficient to meet our working capital needs through at least the next 12 months. As of July 1, 2017, we did not have significant long-term commitments for capital expenditures. In the future, and to the extent our Credit Agreement permits, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, completing other acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain equity or additional debt financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain equity or additional debt financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs, which financing may now be more difficult to obtain in light of our indebtedness related to the Credit Agreement.

Cash and cash equivalents and Short-term marketable securities

(In thousands)	July 1, 2017	December 31, 2016	$ Change
Cash and cash equivalents	$74,416	$106,552	$(32,136)
Short-term marketable securities	10,470	10,308	162
Total Cash and cash equivalents and Short-term marketable securities	$84,886	$116,860	$(31,974)

As of July 1, 2017, we had total cash and cash equivalents and short-term marketable securities of $84.9 million, of which approximately $53.8 million in cash and cash equivalents was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of July 1, 2017, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in cash and cash equivalents and short-term marketable securities of $32.0 million between December 31, 2016 and July 1, 2017 was primarily driven by $33.7 million cash used in the repayment of debt and $11.2 million of cash used in capital expenditures and payment for software licenses, offset by $11.5 million in cash provided by operations, which includes a total $18.0 million received in the six months ended July 1, 2017 from a patent sale transaction.

Accounts receivable, net

(In thousands)	July 1, 2017	December 31, 2016	Change
Accounts receivable, net	$86,791	$99,637	$(12,846)
Days sales outstanding - Overall	84	77	7
Days sales outstanding - Product	93	75	18
Days sales outstanding - Licensing and services	17	106	(89)

Accounts receivable, net as of July 1, 2017 decreased by $12.8 million, or 13%, compared to December 31, 2016. A majority of the decrease resulted from a reduction of receivables related to licensing and services. The termination of our role as agent for the HDMI consortium accounted for $6.3 million of the decrease, and collections of other licensing and services receivables outstanding at December 31, 2016 contributed another $1.1 million to the reduction in receivables during the six months ended July 1, 2017. The remaining decrease in receivables was due to a decrease in product billings, net of credits, during the period mainly to our sell-through customers.

Overall days sales outstanding at July 1, 2017 was 84 days, an increase of 7 days from 77 days at December 31, 2016. Days sales outstanding at July 1, 2017 related to Product revenue was 93 days, an increase of 18 days from 75 days at December 31, 2016, as product revenue for the quarter ending July 1, 2017 relative to the quarter ending December 31, 2016 decreased by a greater percent than product accounts receivable decreased between these two dates. Days sales outstanding at July 1, 2017 related to Licensing and services revenue was 17 days, a decrease of 89 days from 106 days at December 31, 2016, due to an increase in cash sales, mainly related to the patent sale transaction and a decrease in HDMI related receivables during the six months ended July 1, 2017 due to the termination of our role as agent for the HDMI consortium.

Inventories

(In thousands)	July 1, 2017	December 31, 2016	Change
Inventories	$78,479	$79,168	$(689)
Months of inventory on hand	5.5	4.3	1.2

Inventories as of July 1, 2017 decreased $0.7 million, or 1%, compared to December 31, 2016, primarily as inventory related to a major consumer product declined in response to the ramp down of this product's sales program. This decrease was substantially offset by increases in inventory for other product lines to support forecasted sales and new product demand, and as a major customer pushed out its demand.

The months of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of sales in that quarter. Our months of inventory on hand increased to 5.5 months at July 1, 2017 from 4.3 months at December 31, 2016, as the cost of sales decreased by 21% between these periods, while the sales-driven decreases to inventory were offset by increases in inventory to support forecasted sales and new product demand, and as a major customer pushed out its demand.

Credit Arrangements

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million, net of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the one-month LIBOR, subject to a 1.00% floor if necessary, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 5.99%.

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

In the first quarter of fiscal 2017, we made a required additional principal payment of $9.9 million due to a sale of patents. In the second quarter of fiscal 2017, we made another required additional principal payment of $8.3 million due to a sale of patents, and a required annual excess cash flow payment of $13.7 million. Over the next twelve months, our principal payments will be comprised mainly of regular quarterly installments and a required annual excess cash flow payment.

While the Credit Agreement does not contain financial covenants, it does contain informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. We were in compliance with all such covenants at July 1, 2017.

As of July 1, 2017, we had no significant long-term purchase commitments for capital expenditures or existing used or unused credit arrangements.

Contractual Cash Obligations

There have been no significant changes to our contractual obligations outside of the ordinary course of business in the first six months of fiscal 2017 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of July 1, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share data)	Three Months Ended		Six Months Ended
(unaudited)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Gross Margin Reconciliation
GAAP Gross margin	$51,209	$58,426	$112,041	$115,530
Acquisition related inventory fair value effect (1)	—	—	—	523
Stock-based compensation expense - gross margin	180	166	408	425
Non-GAAP Gross margin	$51,389	$58,592	$112,449	$116,478

Gross Margin % Reconciliation
GAAP Gross margin %	54.4%	58.9%	56.4%	59.0%
Cumulative effect of non-GAAP Gross Margin adjustments	0.2%	0.2%	0.2%	0.5%
Non-GAAP Gross margin %	54.6%	59.1%	56.6%	59.5%

Operating Expenses Reconciliation
GAAP Operating expenses	$59,938	$64,799	$121,472	$135,261
Amortization of acquired intangible assets	(8,737)	(8,311)	(17,251)	(17,032)
Restructuring charges	(1,576)	(2,568)	(1,642)	(7,999)
Acquisition related charges (2)	(867)	—	(2,527)	(94)
Stock-based compensation expense - operations	(2,749)	(3,076)	(6,364)	(7,373)
Non-GAAP Operating expenses	$46,009	$50,844	$93,688	$102,763

Income (Loss) from Operations Reconciliation
GAAP Loss from operations	$(8,729)	$(6,373)	$(9,431)	$(19,731)
Acquisition related inventory fair value effect (1)	—	—	—	523
Stock-based compensation expense - gross margin	180	166	408	425
Amortization of acquired intangible assets	8,737	8,311	17,251	17,032
Restructuring charges	1,576	2,568	1,642	7,999
Acquisition related charges (2)	867	—	2,527	94
Stock-based compensation expense - operations	2,749	3,076	6,364	7,373
Non-GAAP Income from operations	$5,380	$7,748	$18,761	$13,715

(1) Fair value adjustment for inventory step-up from purchase accounting
(2) Legal fees and outside services in connection with our pending acquisition by Canyon Bridge Acquisition Company, Inc.

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share data)	Three Months Ended		Six Months Ended
(unaudited)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Income (Loss) from Operations % Reconciliation
GAAP Loss from operations %	(9.3)%	(6.4)%	(4.7)%	(10.1)%
Cumulative effect of non-GAAP Gross Margin and Operating adjustments	15.0%	14.2%	14.1%	17.1%
Non-GAAP Income from operations %	5.7%	7.8%	9.4%	7.0%

Income Tax Expense Reconciliation
GAAP Income tax expense	$47	$4,539	$565	$6,439
Estimated tax effect of non-GAAP Adjustments (3)	663	(2,499)	360	(1,951)
Non-GAAP Income tax expense	$710	$2,040	$925	$4,488

Net Income (Loss) Reconciliation
GAAP Net loss	$(13,022)	$(13,810)	$(20,297)	$(33,521)
Acquisition related inventory fair value effect (1)	—	—	—	523
Stock-based compensation expense - gross margin	180	166	408	425
Amortization of acquired intangible assets	8,737	8,311	17,251	17,032
Restructuring charges	1,576	2,568	1,642	7,999
Acquisition related charges (2)	867	—	2,527	94
Stock-based compensation expense - operations	2,749	3,076	6,364	7,373
Gain on sale of Qterics	(300)	(2,646)	(300)	(2,646)
Estimated tax effect of non-GAAP Adjustments (3)	(663)	2,499	(360)	1,951
Non-GAAP Net income (loss)	$124	$164	$7,235	$(770)

Net Income (Loss) Per Share Reconciliation
GAAP Net loss per share - basic and diluted	$(0.11)	$(0.12)	$(0.17)	$(0.28)
Cumulative effect of Non-GAAP adjustments	0.11	0.12	0.23	0.27
Non-GAAP Net income (loss) per share - basic and diluted	$—	$—	$0.06	$(0.01)

Shares used in per share calculations:
Basic	122,390	119,445	122,095	119,125
Diluted - GAAP	122,390	119,445	122,095	119,125
Diluted - non-GAAP (4)	124,527	120,871	124,276	119,125

(1) Fair value adjustment for inventory step-up from purchase accounting
(2) Legal fees and outside services in connection with our pending acquisition by Canyon Bridge Acquisition Company, Inc.
(3) We calculate non-GAAP tax expense by applying our tax provision model to year-to-date and projected income after adjusting for non-GAAP items. The difference between calculated values for GAAP and non-GAAP tax expense has been included as the “Estimated tax effect of non-GAAP adjustments.”
(4) Diluted shares are calculated using the GAAP treasury stock method. In a loss position, diluted shares equal basic shares.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We collect an annual Japanese consumption tax refund in yen, and as a result of having various international subsidiary and branch operations, our financial position and results of operations are subject to foreign currency exchange rate risk.

We mitigate the resulting foreign currency exchange rate exposure by entering into foreign currency forward exchange contracts, details of which are presented in the following table:

	July 1, 2017	December 31, 2016
Total cost of contracts for Japanese yen (thousands)	$1,005	$2,323
Number of contracts	1	2
Settlement month	June 2018	June 2017

Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges under U.S. GAAP and as such are adjusted to fair value through Other (expense) income, net. We do not engage in speculative trading in any financial or capital market.

The net fair value of these contracts was favorable by less than $0.1 million at July 1, 2017 and favorable by approximately $0.2 million at December 31, 2016. A hypothetical 10% unfavorable exchange rate change in the yen against the U.S. dollar would have resulted in an unfavorable change in net fair value of approximately $0.1 million at July 1, 2017 and approximately $0.2 million at December 31, 2016. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

Interest Rate Risk

At July 1, 2017, we had $308.5 million outstanding on the original $350 million term loan outstanding under our Credit Agreement, with a variable contractual interest rate based on the one-month LIBOR as of July 1, 2017, subject to a 1.00% floor if necessary, plus a spread of 4.25%. A hypothetical 10% increase in the one-month LIBOR would not have had a material impact on Interest expense for the six month period ended July 1, 2017.

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

Changes in Internal Control over Financial Reporting

On March 10, 2015, we acquired Silicon Image, which had operated under its own set of systems and internal controls. Through April 1, 2017, our financial reporting control environment included Silicon Image's systems and much of its continuing control environment, which we maintained until we incorporated those processes into our implementation of a new company-wide enterprise resource planning ("ERP") system.

At the beginning of the second quarter of fiscal 2017, we converted to our new ERP system, which replaced several legacy operational and financial systems. This ERP conversion has materially affected our internal control over financial reporting. We implemented controls to monitor the ongoing reliability of the system and our financial reporting, and we believe the controls, as implemented, are appropriate and functioning effectively. This plan was reviewed as part of management's evaluation and conclusion noted above in "Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures."

Other than as described above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15(d) - 15(f) under the Exchange Act) that occurred during the second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consummation of our acquisition by Parent is subject to various closing conditions, including, among other things, (i) the absence of any legal restraints or prohibitions on the consummation of the Merger, and (ii) approval from the Committee on Foreign Investment in the United States (CFIUS) and other regulatory approvals. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), and the other party having performed in all material respects its obligations under the Merger Agreement. The obligation of Parent to consummate the Merger is also conditioned upon our not having suffered a Company Material Adverse Effect (as defined in the Merger Agreement). These and other conditions to the consummation of the Merger may fail to be satisfied and may take longer than expected. The satisfaction of all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Thus, there can be no assurance that the conditions to the Merger will be satisfied or waived or that the Merger will be consummated. On June 9, 2017, to allow more time of review and discussion with CFIUS in connection with the Merger, the Company announced that it withdrew and re-filed the joint voluntary notice to CFIUS under the Defense Production Act of 1950, as amended.

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

Lawsuits have been filed and additional lawsuits may be filed against us, our Board of Directors and other parties to the Merger Agreement, challenging our acquisition by Parent. Although we have been successful in obtaining the dismissal of lawsuits that have been filed to date, one of the conditions to the consummation of the Merger is that no order will be in effect that prevents, makes illegal or prohibits the consummation of the Merger. As such, if any of the plaintiffs in any potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

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

With the acquisition of Silicon Image, the Mobile and Consumer end market has increased in importance to us. Revenue from the Mobile and Consumer end market accounted for 29% of our revenue in the first six months of fiscal 2017. Revenue from the Mobile and Consumer end market consists primarily of revenue from our products designed and used in a broad range of consumer electronics products including smartphones, tablets and e-readers, wearables, accessories such as chargers and docks, Ultra High-Definition (UHD) TVs, Digital SLR cameras, drones, and other connected devices. This market is characterized by rapidly changing requirements and product features and volatility in consumer demand. Our success in this market will depend principally on our ability to:

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

Revenue from the Communications and Computing end market accounted for 29% of our revenue in the first six months of fiscal 2017. Three of our top five programmable logic customers participate primarily in the Communications and Computing end market. In the past, cyclical weakening in demand for programmable logic products from customers in the Communications and Computing end market has adversely affected our revenue and operating results. In addition, telecommunication equipment providers are building network infrastructure for which we compete for product sales. Any deterioration in the Communications and Computing end market, our end customers' reduction in spending, or a reduction in spending by their customers to support this end market or use of our competitors’ products could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations. This type of decline impacted our results in the past and could do so again in the future.

We depend on a concentrated group of customers for a significant portion of our revenues. If any of these customers reduce their use of our products, our revenue could decrease significantly.

A significant portion of our revenue depends on sales to a limited number of customers. In the second quarter and first six months of fiscal 2017, our largest end customer accounted for approximately 9% and 10%, respectively, of our total revenue, and our top five end customers accounted for approximately 27% and 32%, respectively, of our total revenue. For the full year of fiscal 2016, our largest end customers accounted for approximately 10% of our total revenue, and our top five end customers accounted for approximately 27% of our total revenue. If any of these relationships were to diminish, if these customers were to develop their own solutions or adopt alternative solutions or competitors' solutions, or if our relationship with any future customer which accounts for a significant portion of our revenue were to diminish due to these factors, our results could be adversely affected.

While we strive to maintain strong relationships with our customers, their continued use of our products is frequently reevaluated, as certain of our customers' product life cycles are relatively short and they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by these customers. For example, one of our largest customers from the second half of 2016 through the first half of 2017 is a major mobile handset provider. The production volume for this mobile handset appears to have peaked in the fourth quarter of fiscal 2016, and we expect the associated revenue stream to decline in future quarters as the end product completes its lifecycle. At this time, there is no guarantee that our products will be included in this provider's next generation handset, nor in any of their other devices. Any significant loss of, or a significant reduction in purchases by, one or more of these customers or their failure to meet their commitments to us, could have an adverse effect on our financial condition and results of operations. If any one or more of our concentrated groups of customers were to experience significantly adverse financial conditions, our financial condition and business could be adversely affected as well.

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

We depend on our distributors to sell our products to end customers, complete order fulfillment, and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. Resales through sell-through distributors accounted for 63% of our total revenue in the first six months of fiscal 2017, with two distributors accounting for 49% of our total revenue in the first six month of fiscal 2017.

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

We have recently implemented a new enterprise resource planning ("ERP") system to standardize our processes worldwide and adopt best-in-class capabilities. We converted to the new ERP system at the beginning of the second quarter of fiscal 2017. We have committed significant resources to this new ERP system, which replaces multiple legacy systems, and realizing the full functionality of this conversion is extremely complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and to test goodwill and long-lived assets, including amortizable intangible assets, for impairment at any other time that circumstances arise indicating the carrying value may not be recoverable. For purposes of testing for impairment, the Company currently operates as one reporting unit: the core Lattice ("Core") business, which includes intellectual property and semiconductor devices. No impairment charges were recorded in the second quarter of fiscal 2017, no impairment charges related to goodwill were recorded in fiscal 2016, and no impairment charges were recorded for the Core segment in fiscal 2015. There is no assurance that future impairment tests will indicate that goodwill will be deemed recoverable. As we continue to review our business operations and test for impairment or in connection with possible sales of assets, we may have impairment charges in the future, which may be material.

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

Adverse economic conditions or our customers’ perceptions of the economic environment may negatively affect customer demand for our products and services and result in delayed or decreased spending. Weak global economic conditions in the past have resulted in weak demand for our products in certain geographies and had an adverse impact on our results of operations. If global economic conditions weaken, our business could be harmed due to customers or potential customers reducing or delaying orders. In addition, the inability of customers to obtain credit, the insolvency of one or more customers, or the insolvency of key suppliers could result in sales or production delays. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, require additional restructuring actions, and decrease our revenue and profitability. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

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

We have also generated revenue from the sale of certain patents from our portfolio, generally for technology that we are no longer actively developing. While we plan to continue to monetize our patent portfolio through sales of non-core patents, we may not be able to realize adequate interest or prices for those patents. Accordingly, we cannot provide assurance that we will continue to generate revenue from these sales. In addition, although we seek to be strategic in our decisions to sell patents, we might incur reputational harm if a purchaser of our patents sues one of our customers for infringement of the purchased patent, and we might later decide to enter a space that requires the use of one or more of the patents we sold. In addition, as we sell groups of patents, we no longer have the opportunity to license those patents and receive a continuing royalty stream.

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

Through our wholly owned subsidiary, HDMI Licensing, LLC, we acted as agent of the HDMI consortium until December 31, 2016 and were responsible for promoting and administering the specification. We received all of the adopter fees paid by adopters of the HDMI specification in connection with our role as agent. In September 2016, the founders of the HDMI consortium ("Founders"), of which we are a member, amended the Founders Agreement resulting in changes to our role as agent for the HDMI consortium and to the model for sharing adopter fee revenues. Under the terms of the agreement, our role as the agent was terminated effective January 1, 2017 and a new independent entity was appointed to act as the new HDMI licensing agent with responsibility for licensing and the distribution of royalties among Founders. As a result of the amended model for sharing adopter fee revenue, we will be entitled to a reduced share of adopter fees paid by parties adopting the HDMI standard.

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

We share HDMI royalties with the other HDMI founders based on an allocation formula, which is reviewed every three years. The most recent royalty sharing formula covered the period from January 1, 2014 through December 31, 2016, and a new agreement is yet to be signed. Our portion of the royalty allocation has declined for the last several years. In 2015, we received between 24% and 25% of the royalty allocation, while for 2016, we received 20% of the royalty allocation. The royalty allocation for 2017 and future years is not yet known but may decline. If the level continues to decline, our financial performance could be adversely affected. In addition, delays in the signing of new royalty sharing agreements may impact our timing of revenue recognition of the related royalties.

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

Our revenue depends, in part, on the continued adoption and widespread implementation of the HDMI and MHL specifications and the new implementation and adoption of the WirelessHD specifications.

Silicon Image depended on its participation in standard setting organizations, such as the HDMI and MHL consortiums, and the widespread adoption and success of those standards. From time to time, competing standards have been established which negatively affect the success of existing standards or jeopardize the creation of new standards.

Our future revenue depends, in part, upon the continued adoption and widespread implementation of the HDMI, MHL, and WirelessHD specifications. A significant portion of Silicon Image’s total revenue was derived from the sale of HDMI and MHL-enabled products and the licensing of our HDMI and MHL technology. Silicon Image’s leadership in the market for HDMI and MHL-enabled products and intellectual property has been based on the ability to introduce first-to-market semiconductor and intellectual property solutions to customers and to continue to innovate within the standard. Our failure to continue to drive innovation in the HDMI and MHL specifications could have an adverse effect on our business going forward.

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

We depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain such personnel and attract and retain other highly qualified personnel, particularly product engineers who can respond to market demands and required product innovation. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel. From time to time we have effected restructurings which have eliminated a number of positions. Even if such personnel are not directly affected by the restructuring effort, such terminations can have a negative impact on morale and our ability to attract and hire new qualified personnel in the future. Additionally, delays related to closing the Canyon Bridge acquisition may make it difficult to retain or attract personnel during this period of uncertainty. If we lose existing qualified personnel or are unable to hire new qualified personnel, as needed, we could have difficulty competing in our highly-competitive and innovative environment.

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

2.1
Amendment No. 1 to the Agreement and Plan of Merger, by and among Lattice Semiconductor Corporation, Canyon Bridge Acquisition Company, Inc. and Canyon Bridge Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed June 9, 2017).

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

Date: August 10, 2017