Form 10-Q
period 2017-09-30
LATTICE SEMICONDUCTOR CORP
filed 2017-11-09
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of November 6, 2017                              123,365,688

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

Examples of forward-looking statements include, but are not limited to, statements about: our mitigation of the concentration of credit risk; our transitions to newly adopted accounting standards; the effect of the implementation of new accounting standards on adjustments and our revenue in future periods; the effects of product, end market and customer mix on our gross margin in the future; our strategies and beliefs regarding the markets we serve or may serve; growth opportunities and growth in markets we may serve; our making significant future investments in research and development at a budget of approximately $25 million per fiscal quarter; our expectations regarding total restructuring charges under restructuring plans adopted by our Board; our expectation that we will not pay U.S. federal income taxes until we fully realize our tax net operating loss and credit carryforwards; the sufficiency of our financial resources to meet our working capital needs through at least the next 12 months; our strategies and beliefs regarding the markets we serve or may serve; growth opportunities and growth in markets we may serve; the advantages our products provide to our customers, including advanced features in an increasingly intense global technology market; our future product development and marketing plans; our intention to continually introduce new products and enhancements and reduce manufacturing costs; the anticipation that we will become increasingly dependent on revenue from newer products; our expectation of production volumes and the associated revenue stream for certain mobile handset providers; acceptance of our devices; our continued participation in consortia that develop and promote the High-Definition Multimedia Interface ("HDMI"), Mobile High-Definition Link ("MHL") and WirelessHD specifications, and our participation in other standard setting initiatives; the effect of termination of our agent functions regarding the HDMI consortium, related reduction in adopter fees, impairment charges and any other changes in the agreements relating to various intellectual property or standards consortia and their sharing of past or present fees or royalties; our expectation that we will continue to transition to increasingly smaller geometry process technologies and the difficulties in transitioning; our need and ability to maintain or develop successful foundry relationships to produce new products; the adequacy of assembly and test capacity commitments; the impact of our global tax structure and expectations regarding taxes and tax adjustments; our conclusion that we should maintain a valuation allowance against certain tax assets; our belief that we may recognize certain tax benefits during the next twelve months; our ability to forecast uncertain tax positions; our ability to forecast future sales and the relative product mix of those revenues; our expectation that we may consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings; our beliefs regarding the adequacy of our liquidity and facilities, our ability to meet our operating and capital requirements and obligations; and our ability to implement a company-wide enterprise resource planning system.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenue:
Product	$87,369	$102,816	$263,206	$280,374
Licensing and services	4,602	10,409	27,489	28,572
Total revenue	91,971	113,225	290,695	308,946
Costs and expenses:
Cost of product revenue	38,032	45,695	120,395	125,412
Cost of licensing and services revenue	617	106	4,937	580
Research and development	25,648	27,747	79,857	91,270
Selling, general, and administrative	21,290	29,244	67,133	75,857
Amortization of acquired intangible assets	8,526	8,260	25,777	25,292
Restructuring charges	3,071	317	4,713	8,316
Acquisition related charges	681	—	3,208	94
Impairment of acquired intangible assets	36,198	7,866	36,198	7,866
Gain on sale of building	(4,624)	—	(4,624)	—
Total costs and expenses	129,439	119,235	337,594	334,687
Loss from operations	(37,468)	(6,010)	(46,899)	(25,741)
Interest expense	(3,888)	(5,235)	(14,112)	(15,257)
Other (expense) income, net	(1,828)	209	(1,412)	3,558
Loss before income taxes and equity in net loss of an unconsolidated affiliate	(43,184)	(11,036)	(62,423)	(37,440)
Income tax (benefit) expense	(331)	971	234	7,410
Equity in net loss of an unconsolidated affiliate, net of tax	(199)	(407)	(692)	(1,085)
Net loss	$(43,052)	$(12,414)	$(63,349)	$(45,935)

Net loss per share, basic and diluted	$(0.35)	$(0.10)	$(0.52)	$(0.38)

Shares used in per share calculations, basic and diluted	122,990	120,584	122,393	119,596

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net loss	$(43,052)	$(12,414)	$(63,349)	$(45,935)
Other comprehensive loss:
Unrealized loss related to marketable securities, net of tax	(1)	(61)	(72)	(88)
Reclassification adjustment for losses related to marketable securities included in other income, net of tax	37	—	237	38
Translation adjustment, net of tax	431	(138)	1,381	(579)
Change in actuarial valuation of defined benefit pension	—	—	(47)	141
Comprehensive loss	$(42,585)	$(12,613)	$(61,850)	$(46,423)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share and par value data)	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$99,995	$106,552
Short-term marketable securities	7,982	10,308
Accounts receivable, net of allowance for doubtful accounts	79,030	99,637
Inventories	77,482	79,168
Prepaid expenses and other current assets	19,913	19,035
Total current assets	284,402	314,700
Property and equipment, less accumulated depreciation of $129,206 at September 30, 2017 and $134,786 at December 31, 2016	43,236	49,481
Intangible assets, net	52,966	118,863
Goodwill	267,514	269,758
Deferred income taxes	242	372
Other long-term assets	13,137	13,709
Total assets	$661,497	$766,883

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses (includes restructuring)	$62,854	$80,933
Accrued payroll obligations	7,688	9,865
Current portion of long-term debt	22,243	33,767
Deferred income and allowances on sales to sell-through distributors	36,119	32,257
Deferred licensing and services revenue	78	728
Total current liabilities	128,982	157,550
Long-term debt	280,381	300,855
Other long-term liabilities	33,842	38,048
Total liabilities	443,205	496,453
Contingencies (Note 15)	—	—
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 123,138,000 shares issued and outstanding as of September 30, 2017 and 121,645,000 shares issued and outstanding as of December 31, 2016	1,231	1,216
Additional paid-in capital	690,367	680,315
Accumulated deficit	(470,649)	(406,945)
Accumulated other comprehensive loss	(2,657)	(4,156)
Total stockholders' equity	218,292	270,430
Total liabilities and stockholders' equity	$661,497	$766,883
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016
Cash flows from operating activities:
Net loss	$(63,349)	$(45,935)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,591	47,908
Impairment of acquired intangible assets	36,198	7,866
Amortization of debt issuance costs and discount	1,680	1,212
Loss on sale or maturity of marketable securities	237	72
Gain on forward contracts	(72)	—
Stock-based compensation expense	9,286	12,107
(Gain) Loss on disposal of fixed assets	(197)	263
Gain on sale of building	(4,624)	—
Loss (gain) on sale of assets and business units	1,496	(2,646)
Equity in net loss of an unconsolidated affiliate, net of tax	692	1,085
Changes in assets and liabilities:
Accounts receivable, net	20,687	(5,728)
Inventories	1,519	(4,644)
Prepaid expenses and other assets	3,839	(2,227)
Accounts payable and accrued expenses (includes restructuring)	(17,901)	6,295
Accrued payroll obligations	(2,002)	(454)
Income taxes payable	(711)	1,335
Deferred income and allowances on sales to sell-through distributors	3,862	3,067
Deferred licensing and services revenue	(485)	(258)
Net cash provided by operating activities	35,746	19,318
Cash flows from investing activities:
Proceeds from sales of and maturities of short-term marketable securities	9,689	11,977
Purchases of marketable securities	(7,420)	(5,961)
Proceeds from sale of building	7,895	—
Cash paid for costs of sale of building	(1,004)	—
Capital expenditures	(12,325)	(13,991)
Proceeds from sale of assets and business units, net of cash sold	967	1,972
Cash paid for a non-marketable equity method investment	(2,000)	(1,000)
Cash paid for software licenses	(6,472)	(7,370)
Net cash used in investing activities	(10,670)	(14,373)
Cash flows from financing activities:
Restricted stock unit withholdings	(2,787)	(2,883)
Proceeds from issuance of common stock	3,452	5,353
Repayment of debt	(33,679)	(4,279)
Net cash used in financing activities	(33,014)	(1,809)

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016
Effect of exchange rate change on cash	1,381	(579)
Net (decrease) increase in cash and cash equivalents	(6,557)	2,557
Beginning cash and cash equivalents	106,552	84,606
Ending cash and cash equivalents	$99,995	$87,163

Supplemental cash flow information:
Change in unrealized loss related to marketable securities, net of tax, included in Accumulated other comprehensive loss	$72	$50
Income taxes paid, net of refunds	$2,308	$7,250
Interest paid	$16,379	$13,849
Accrued purchases of plant and equipment	$51	$1,678
Note receivable resulting from sale of assets and business units	$3,050	$—

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

Fiscal Reporting Period

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our third quarter of fiscal 2017 and third quarter of fiscal 2016 ended on September 30, 2017 and October 1, 2016, respectively. All references to quarterly or nine months ended financial results are references to the results for the relevant 13-week or 39-week fiscal period.

Principles of Consolidation and Presentation

The accompanying Consolidated Financial Statements include the accounts of Lattice and its subsidiaries after the elimination of all intercompany balances and transactions.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, goodwill (including the assessment of reporting units), intangible assets, current and deferred income taxes, accrued liabilities (including restructuring charges and bonus arrangements), deferred income and allowances on sales to sell-through distributors, disclosure of contingent assets and liabilities at the date of the financial statements, amounts used in acquisition valuations and purchase accounting, impairment assessments, and the reported amounts of product revenue, licensing and services revenue, and expenses during the fiscal periods presented. Actual results could differ from those estimates.

Cash Equivalents and Marketable Securities

We consider all investments that are readily convertible into cash and have original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of highly liquid investments in time deposits or money market accounts and are carried at cost. We account for marketable securities as available-for-sale investments, as defined by U.S. GAAP, and record unrealized gains or losses to Accumulated other comprehensive loss on our Consolidated Balance Sheets, unless losses are considered other than temporary, in which case, those are recorded directly to the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss. Deposits with financial institutions at times exceed Federal Deposit Insurance Corporation insurance limits.

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

Foreign Exchange and Translation of Foreign Currencies

While our revenues and the majority of our expenses are denominated in U.S. dollars, we have international subsidiary and branch operations that conduct some transactions in foreign currencies, and we collect an annual Japanese consumption tax refund in yen. Gains or losses from foreign exchange rate fluctuations on balances denominated in foreign currencies are reflected in Other (expense) income, net. Realized gains or losses on foreign currency transactions were not significant for the periods presented.

We translate accounts denominated in foreign currencies in accordance with ASC 830, “Foreign Currency Matters,” using the current rate method under which asset and liability accounts are translated at the current rate, while stockholders' equity accounts are translated at the appropriate historical rates, and revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments related to the consolidation of foreign subsidiary financial statements are reflected in Accumulated other comprehensive loss in Stockholders' equity (see Note 10).

Derivative Financial Instruments

We mitigate foreign currency exchange rate risk by entering into foreign currency forward exchange contracts, details of which are presented in the following table:

	September 30, 2017	December 31, 2016
Total cost of contracts for Japanese yen (in thousands)	$2,204	$2,323
Number of contracts	2	2
Settlement month	June 2018	June 2017

Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges for accounting purposes and as such are adjusted to fair value through Other (expense) income, net, with gains of approximately $0.1 million and approximately $0.2 million, respectively, for the fiscal quarters ended September 30, 2017 and December 31, 2016. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Concentration Risk

Potential exposure to concentration risk may impact revenue, trade receivables, marketable securities, and supply of wafers for our products.

Customer concentration risk may impact revenue. The percentage of total revenue attributable to our top five end customers and largest end customer is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenue attributable to top five end customers	23%	32%	28%	25%
Revenue attributable to largest end customer	5%	14%	9%	7%

No other end customer accounted for more than 10% of total revenue during these periods.

Sales through distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to resale of products by sell-through distributors as a percentage of total revenue is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenue attributable to sell-through distributors	68%	62%	65%	58%

Our two largest distributor groups also account for a substantial portion of our trade receivables. At September 30, 2017 and December 31, 2016, one distributor group accounted for 41% and 38%, respectively, and the other accounted for 28% and 24%, respectively, of gross trade receivables. No other distributor group or end customer accounted for more than 10% of gross trade receivables at these dates.

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

Accounts receivable do not bear interest and are shown net of allowances for doubtful accounts of $9.4 million and $9.3 million at September 30, 2017 and December 31, 2016, respectively. Bad debt expense was negligible for the third quarter and first nine months of fiscal 2017. During the third quarter of fiscal 2016, we received notice from one of our distributor groups that indicated a high likelihood of their bankruptcy. As a result, we recorded a full allowance on our accounts receivable, net of deferred revenue, from that distributor group resulting in an increase in allowance for doubtful accounts of $9.0 million at December 31, 2016 and bad debt expense of $7.5 million for the third quarter and first nine months of fiscal 2016.

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

At the time of shipment to sell-through distributors, we (a) record accounts receivable at published list price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (b) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (c) record deferred revenue and deferred cost of sales in deferred income and allowances on sales to sell-through distributors in the liability section of our Consolidated Balance Sheets. Revenue and cost of sales to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time Revenue and Cost of product revenue are reflected in Net loss in our Consolidated Statements of Operations, and Accounts receivable, net is adjusted to reflect the final selling price.

The components of Deferred income and allowances on sales to sell-through distributors are presented in the following table:

(In thousands)	September 30, 2017	December 31, 2016
Inventory valued at published list prices and held by sell-through distributors with right of return	$99,919	$86,218
Allowance for distributor advances	(47,720)	(37,090)
Deferred cost of sales related to inventory held by sell-through distributors	(16,080)	(16,871)
Total Deferred income and allowances on sales to sell-through distributors	$36,119	$32,257

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

HDMI royalty revenue is determined by a contractual allocation formula agreed to by the Founders of the HDMI consortium. The contractual allocation formula is subject to periodic adjustment, generally every three years. The most recent agreement expired on December 31, 2016 and a new agreement has not yet been entered into covering the period beginning January 1, 2017. As a result, the HDMI agent is unable to distribute the majority of the royalties collected to the Founders and, given that the fixed and determinable revenue recognition criteria has not been met, we are unable to recognize all of the HDMI royalty revenue for the three and nine months ended September 30, 2017.

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

In August 2017, we sold building space which we owned in Shanghai, China. The building space was vacated in fiscal 2015, upon consolidation of facilities to a single, alternate site in Shanghai following our acquisition of Silicon Image, and was sold for gross proceeds of approximately $7.9 million. As of the sale date, the asset had a historical cost of $3.6 million, accumulated depreciation of $1.4 million and we incurred $1.1 million of direct selling costs, resulting in a net gain on sale of $4.6 million, which is presented as Gain on sale of building in our Consolidated Statements of Operations.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU 2015-14 deferring the effective date of ASU 2014-09 to periods beginning on or after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that year. We intend to adopt ASU 2014-09 on December 31, 2017 which is the first day of our fiscal 2018. The new standard allows for two transition methods - (i) a full retrospective method applied to each prior reporting period presented, or (ii) a modified retrospective method applied with the cumulative effect of adoption recognized on December 31, 2017, the first day of our fiscal 2018. We plan to adopt this guidance using the modified retrospective transition method, which will result in an adjustment to accumulated deficit for the cumulative effect of applying this guidance to contracts in process as of the adoption date. Under this approach, we will not restate the prior financial statements presented. This guidance requires us to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes.

We have been executing against a project plan developed early in 2017 and believe that we are on schedule to be complete with our implementation efforts by the first quarter of fiscal 2018. Key ongoing elements of our project plan include the quantification of the impacts of the standard to revenues, contract acquisition costs, income taxes and various balance sheet accounts, and the design and implementation of relevant internal controls. Based on our current assessment, we believe the most significant impact of the new standard will be to accelerate the timing of revenue recognition on product shipments to our sell-through distributors. Assuming all other revenue recognition criteria have been met, the new guidance would require us to recognize revenue and costs relating to such sales upon shipment to the distributor - subject to reductions for estimated reserves for price adjustments and returns - rather than upon the ultimate sale by the distributor to its end customer, as is our current practice. The impact of this change will depend primarily on the level of inventory held by sell-through distributors at the beginning and end of each period. To the extent these inventory levels fluctuate significantly, revenue under the new standard could be materially different than that under the current standard. Revenue to our sell-through distributors accounted for 72% and 71% of our product revenue and 68% and 65% of our total revenue for the three and nine months ended September 30, 2017, respectively, as compared to approximately 66% of product revenue and approximately 60% of total revenue during the year ended December 31, 2016. We also anticipate that the new standard will require us to recognize certain licensing revenues which are not recognizable under current GAAP due to the fixed and determinable revenue recognition criteria not being met. Unless we are able to meet the recognition criteria in the fourth quarter of 2017, we anticipate that the cumulative adjustment to 2018 opening accumulated deficit, as well as the increase in 2018 licensing revenues under the new standard, could be material.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and will also require significant additional disclosures about the amount, timing, and uncertainty of cash flows from leases. Substantially all leases, including current operating leases, will be recognized by lessees on their balance sheet as a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The new guidance requires a modified prospective transition approach to recognize and measure leases at the beginning of the earliest period presented. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements and related disclosures.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of the hedge accounting guidance. This standard is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of ASU 2017-12 on our consolidated financial statements and related disclosures.

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

A summary of basic and diluted net loss per share is presented in the following table:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Basic and diluted net loss	$(43,052)	$(12,414)	$(63,349)	$(45,935)
Shares used in basic and diluted net loss per share	122,990	120,584	122,393	119,596
Basic and diluted net loss per share	$(0.35)	$(0.10)	$(0.52)	$(0.38)

The computation of diluted net loss per share excludes the effects of stock options, RSUs, and ESPP shares that are antidilutive, aggregating approximately the following number of shares:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Stock options, RSUs, and ESPP shares excluded as they are antidilutive	7,221	8,155	6,018	8,315

Stock options, RSUs, and ESPP shares are considered antidilutive when the aggregate of exercise price and unrecognized stock-based compensation expense are greater than the average market price for our common stock during the period or when the Company is in a net loss position, as the effects would reduce the loss per share. Stock options, RSUs, and ESPP shares that are antidilutive at September 30, 2017 could become dilutive in the future.

Note 3 - Marketable Securities

We classify our marketable securities as short-term based on their nature and availability for use in current operations. Our Short-term marketable securities have contractual maturities of up to two years, with less than one year remaining term as of September 30, 2017 and December 31, 2016.

The following table summarizes the composition of our Short-term marketable securities at fair value:

(In thousands)	September 30, 2017	December 31, 2016
Short-term marketable securities:
Corporate and government bonds and notes, and commercial paper	$7,982	$10,230
Certificates of deposit	—	78
Total marketable securities	$7,982	$10,308

Note 4 - Fair Value of Financial Instruments

	Fair value measurements as of				Fair value measurements as of
	September 30, 2017				December 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$7,982	$7,982	$—	$—	$10,308	$10,230	$78	$—
Foreign currency forward exchange contracts, net	72	—	72	—	184	—	184	—
Total fair value of financial instruments	$8,054	$7,982	$72	$—	$10,492	$10,230	$262	$—

We invest in various financial instruments that may include corporate and government bonds and notes, commercial paper, and certificates of deposit. In addition, we enter into foreign currency forward exchange contracts to mitigate our foreign currency exchange rate exposure. We carry these instruments at their fair value in accordance with ASC 820, "Fair Value Measurements." The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value, as summarized in Note 1. There were no transfers between any of the levels during the first nine months of fiscal 2017 or 2016.

In accordance with ASC 320, “Investments-Debt and Equity Securities,” we recorded an unrealized loss of less than $0.1 million during each of the nine months ended September 30, 2017 and October 1, 2016 on certain Short-term marketable securities (Level 1 instruments), which have been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If we were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a material adverse effect on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive loss.

Note 5 - Inventories

(In thousands)	September 30, 2017	December 31, 2016
Work in progress	$52,028	$50,688
Finished goods	25,454	28,480
Total inventories	$77,482	$79,168

Note 6 - Sales of Assets and Business Units, and Goodwill

Sales of Assets and Business Units

On September 30, 2017, in conjunction with our June 2017 restructuring plan (see Note 12), we sold 100% of the equity of our Hyderabad, India subsidiary and certain assets related to our Simplay Labs testing and certification business to an unrelated third party. The fair value of purchase price consideration was $5.3 million, which was comprised of $2.3 million of cash and a $3.0 million note receivable. We recorded a $1.8 million loss on the sale, including a $2.2 million disposal of a relative fair value share of our goodwill, which is included in Other (expense) income, net in the Consolidated Statements of Operations.

In April 2016, we sold Qterics to an unrelated third party for net proceeds of $2.0 million, net of cash sold, resulting in a gain of $2.6 million. The gain was included in Other (expense) income, net in the Consolidated Statements of Operations in the period of sale. In the second quarter of fiscal 2017, we received a final escrow payment of $0.3 million related to the sale of Qterics, which was included as a gain in Other (expense) income, net in the Consolidated Statements of Operations for the period of receipt.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. Goodwill is not amortized, but is instead tested for impairment annually or more frequently if certain indicators of impairment are present. We do not expect goodwill impairment to be tax deductible for income tax purposes. No impairment charges relating to goodwill were recorded for the first nine months of fiscal 2017 or fiscal 2016 as no indicators of impairment were present.

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

As part of our accounting for the asset sale in September 2017, we recorded a $2.2 million disposal of a relative fair value share of our Goodwill. This change to the Goodwill balances on the Consolidated Balance Sheets is summarized in the following table:

(In thousands)	Goodwill
Balance at December 31, 2016	$269,758
Less: Disposal of relative fair value share in sale of assets in September 2017	(2,244)
Balance at September 30, 2017	$267,514

Note 7 - Intangible Assets

In connection with our acquisitions of Silicon Image in March 2015 and SiliconBlue in December 2011 we recorded identifiable intangible assets related to developed technology, customer relationships, licensed technology, patents, and in-process research and development based on guidance for determining fair value under the provisions of ASC 820, "Fair Value Measurements." Additionally, during fiscal 2015, we licensed additional third-party technology.

We monitor the carrying value of our intangible assets for potential impairment and test the recoverability of such assets annually during the fourth quarter and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When we are required to determine the fair value of intangible assets other than goodwill, we use the income approach. We start with a forecast of all expected net cash flows associated with the asset and then apply a discount rate to arrive at fair value.

In the third quarter of 2017, we updated our annual strategic long-range plan, which resulted in revised forecasts, and we also sold 100% of the equity of our Hyderabad, India subsidiary and certain assets related to our Simplay Labs testing and certification business to an unrelated third party. We determined that these activities constituted impairment indicators related to the developed technology intangible assets acquired in our acquisition of Silicon Image. Our assessment of the fair value of these intangible assets concluded that they had been impaired as of September 30, 2017, and we recorded a preliminary impairment charge of $36.2 million in the Consolidated Statements of Operations. We are currently completing our evaluation of the information and assumptions used in the determination of the impairment charge. This includes reviewing information, inputs, assumptions, and valuation methodologies used to estimate the fair value of these intangible assets. The impairment charge is based on the preliminary valuation and is our best estimate as of the filing date of this 10-Q. The impairment charge will be subject to revision as more detailed analysis is performed and completed.

In September 2016, the founders of the HDMI consortium ("Founders"), of which we are a member, updated the Founders Agreement as part of a regular amendment process resulting in changes to our role as agent for the HDMI consortium and to the model for sharing adopter fee revenues. Under the terms of the amendment agreement, our role as the agent was terminated effective January 1, 2017 and a new independent entity was appointed to act as the new HDMI licensing agent with responsibility for licensing and the distribution of royalties among Founders. As a result of the amended model for sharing revenue, we will be entitled to a reduced share of adopter fees paid by parties adopting the HDMI standard. We determined that this modification constituted an impairment indicator related to the intangible assets acquired in the Silicon Image acquisition associated with future HDMI adopter fees. Our assessment of the fair value of these intangible assets concluded that they had been impaired as of the end of the third quarter of fiscal 2016, and we recorded a $7.9 million impairment charge in the Consolidated Statements of Operations.

During the first quarter of fiscal 2017, we sold a portfolio of patents that had been acquired in our acquisition of Silicon Image for $18.0 million. This amount was received in two installments over the first and second quarters of fiscal 2017, and was recognized as licensing and services revenue in our Consolidated Statements of Operations during the respective periods in which the installment payments were received. As a result of this transaction, Intangible assets, net was reduced by approximately $3.5 million on our Consolidated Balance Sheets.

On our Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, Intangible assets, net are shown net of accumulated amortization of $94.6 million and $70.7 million, respectively, and net of accumulated impairment of $44.1 million and $7.9 million, respectively.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Research and development	$128	$186	$442	$559
Amortization of acquired intangible assets	8,526	8,260	25,777	25,292
	$8,654	$8,446	$26,219	$25,851

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

In each of the second and third quarters of fiscal 2017, we advanced the investee $1.0 million through a short-term instrument, bringing our total short-term advances to the investee to $2.0 million. As these investments are due and payable in the fourth quarter of fiscal 2017, they are included in Prepaid expenses and other current assets in our Consolidated Balance Sheets as of September 30, 2017. The investee repaid the total advances in October 2017.

Applying the equity method, the proportionate share of the investee's net loss that we have recognized in the Consolidated Statements of Operations is presented in the following table:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Equity in net loss of an unconsolidated affiliate, net of tax	$(199)	$(407)	$(692)	$(1,085)

Through September 30, 2017, we have reduced the value of our investment by approximately $2.6 million, representing our cumulative proportionate share of the privately-held company’s net loss accumulated to that date. The net balance of our investment included in Other long-term assets in the Consolidated Balance Sheets is detailed in the following table:

(In thousands)	Total
Balance at December 31, 2016	$4,049
Equity in net loss of an unconsolidated affiliate, net of tax	(692)
Balance at September 30, 2017	$3,357

Note 9 - Accounts Payable and Accrued Expenses

Included in Accounts payable and accrued expenses are the following balances:

(In thousands)	September 30, 2017	December 31, 2016
Trade accounts payable	$42,485	$37,800
Liability for non-cancelable contracts	5,201	5,744
Payable to members of the MHL and HDMI consortia*	85	9,698
Other accrued expenses	15,083	27,691
Total accounts payable and accrued expenses	$62,854	$80,933

* As an agent of the MHL consortium, we administer royalty reporting and distributions to the members of this consortium.
This excludes amounts payable to us, and is payable quarterly based on collections from MHL customers. Our role as the agent of the HDMI consortium terminated on January 1, 2017 and, therefore, the balance as of September 30, 2017 is due to MHL consortium members only.

Note 10 - Changes in Stockholders' Equity and Accumulated Other Comprehensive Loss

(In thousands)	Common stock	Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balances, December 31, 2016	$1,216	$680,315	$(406,945)	$(4,156)	$270,430
Net loss for the nine months ended September 30, 2017	—	—	(63,349)	—	(63,349)
Unrealized loss related to marketable securities, net of tax	—	—	—	(72)	(72)
Recognized loss on redemption of marketable securities, previously unrealized	—	—	—	237	237
Translation adjustments, net of tax	—	—	—	1,381	1,381
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of tax	15	650	—	—	665
Stock-based compensation related to stock options, ESPP and RSUs (1)	—	9,402	—	—	9,402
Defined benefit pension, net of actuarial losses	—	—	—	(47)	(47)
Accounting method transition adjustment (2)	—	—	(355)	—	(355)
Balances, September 30, 2017	$1,231	$690,367	$(470,649)	$(2,657)	$218,292
(1)    In the third quarter of fiscal 2017, in relation to our sale of 100% of the equity of our Hyderabad, India subsidiary and certain assets related to our Simplay Labs testing and certification business, certain stock compensation was accelerated due to a change of control agreement. As a result of this acceleration, the equity effect of stock compensation shown above includes approximately $0.1 million that was accrued in the restructuring balance as part of the June 2017 Plan (see Note 12).
(2)    In the first quarter of fiscal 2017, we early adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets
Other Than Inventory. This guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As a result of this adoption, we recorded a nominal amount to Accumulated deficit, as detailed in the table above.

Note 11 - Income Taxes

For the three months ended September 30, 2017 and October 1, 2016, we recorded an income tax benefit of approximately $0.3 million and a provision of approximately $1.0 million, respectively. For the nine months ended September 30, 2017 and October 1, 2016, we recorded an income tax provision of approximately $0.2 million and $7.4 million, respectively. The income tax benefit for the three months ended September 30, 2017 and the provision for the nine months ended September 30, 2017 represent tax at the federal, state, and foreign statutory tax rates adjusted for withholding taxes, changes in uncertain tax positions, changes in the U.S. valuation allowance, as well as other non-deductible items in the United States and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate for the three months ended September 30, 2017, as well as the difference between the U.S. federal statutory tax rate of 35% and our negative effective tax rate for the nine months ended September 30, 2017, results from valuation allowance increase that offsets the otherwise expected tax benefit from the pretax loss in the United States, zero tax rate in Bermuda which results in no tax benefit for the pretax loss in Bermuda, foreign rate differential, and discrete benefit from the release of uncertain tax positions.

Through September 30, 2017, we evaluated the existing valuation allowance position in the United States and concluded that we should continue to maintain a valuation allowance against our federal and state deferred tax assets. We will continue to evaluate both positive and negative evidence in future periods to determine if we should recognize more deferred tax assets. We don't have a valuation allowance in any foreign jurisdictions as it has been concluded it is more-likely-than-not that we will realize the net deferred tax assets in future periods.

We are subject to federal and state income tax as well as income tax in the various foreign jurisdictions in which we operate. Additionally, the years that remain subject to examination are 2014 for federal income taxes, 2013 for state income taxes, and 2010 for foreign income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward amount.

Our income tax return for China is currently under examination for 2016. We are not under examination in any other jurisdiction.

We believe that it is reasonably possible that $1.4 million of unrecognized tax benefits and $0.1 million of associated interest and penalties could be recognized during the next twelve months. The $1.5 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

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

Our liability for uncertain tax positions (including penalties and interest) was $27.1 million and $29.6 million at September 30, 2017 and December 31, 2016, respectively, and is recorded as a component of Other long-term liabilities on our Consolidated Balance Sheets. The remainder of our uncertain tax position exposure of $24.2 million is netted against deferred tax assets.

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

Note 12 - Restructuring

In March 2015, our Board of Directors approved an internal restructuring plan (the "March 2015 Plan"), in connection with our acquisition of Silicon Image. The March 2015 Plan was designed to realize synergies from the acquisition by eliminating redundancies created as a result of combining the two companies. This included reductions in our worldwide workforce, consolidation of facilities, and cancellation of software contracts and engineering tools. The March 2015 Plan is substantially complete subject to certain remaining expected costs that we do not expect to be material and any changes in sublease assumptions should they occur, which will be expensed as incurred. Under this plan, no expense and approximately $0.3 million of expense was incurred during the three months ended September 30, 2017 and October 1, 2016, respectively, and approximately $0.1 million of credit and $6.3 million of expense was incurred during the nine months ended September 30, 2017 and October 1, 2016, respectively. Approximately $20.5 million of total expense has been incurred through September 30, 2017 under the March 2015 Plan, and we believe this amount approximates the total costs expected.

In September 2015, we implemented a further reduction of our worldwide workforce (the "September 2015 Reduction") separate from the March 2015 Plan. The September 2015 Reduction was designed to resize the company in line with the market environment and to better balance our workforce with the long-term strategic needs of our business. The September 2015 Reduction is substantially complete subject to certain remaining expected costs, which we do not expect to be material but which will be expensed as incurred. Under this reduction, no expenses were incurred during either of the three months ended September 30, 2017 and October 1, 2016, and approximately $0.7 million of credit and $2.0 million of expense was incurred during the nine months ended September 30, 2017 and October 1, 2016, respectively. Approximately $7.2 million of total expense has been incurred through September 30, 2017 under the September 2015 Reduction, and we believe this amount approximates the total costs expected.

In June 2017, our Board of Directors approved an additional internal restructuring plan (the "June 2017 Plan"), which included the sale of 100% of the equity of our Hyderabad, India subsidiary and certain assets related to our Simplay Labs testing and certification business, a worldwide workforce reduction, and an initiative to reduce our infrastructure costs. These actions are part of an overall plan to achieve financial targets and to enhance our financial and competitive position by better aligning our revenue and operating expenses. Under this plan, approximately $3.1 million of expense was incurred during the three months ended September 30, 2017. Approximately $5.5 million of total expense has been incurred through September 30, 2017 under the June 2017 Plan, and we expect the total cost to be approximately $8.0 million to $19.0 million.

The approximately $5.5 million of expense related to the June 2017 Plan has been offset by credits from the March 2015 Plan and the September 2015 Reduction discussed above totaling approximately $0.8 million for the first nine months of fiscal 2017, resulting in the net charge of approximately $4.7 million recorded to restructuring charges on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accounts payable and accrued expenses (includes restructuring) on our Consolidated Balance Sheets.

The following table displays the combined activity related to the restructuring actions described above:

(In thousands)	Severance & related *	Lease Termination	Software Contracts & Engineering Tools **	Other	Total
Balance at January 2, 2016	$3,696	$1,005	$377	$—	$5,078
Restructuring charges	1,863	2,343	1,917	2,193	8,316
Costs paid or otherwise settled	(4,688)	(2,315)	(2,211)	(2,066)	(11,280)
Balance at October 1, 2016	$871	$1,033	$83	$127	$2,114

Balance at December 31, 2016	$801	$1,036	$25	$12	$1,874
Restructuring charges	2,433	816	686	778	4,713
Costs paid or otherwise settled	(1,707)	(897)	(711)	(771)	(4,086)
Balance at September 30, 2017	$1,527	$955	$—	$19	$2,501
* Includes employee relocation costs and accelerated stock compensation
**Includes cancellation of contracts, asset impairments, and accelerated depreciation on certain enterprise resource planning and customer relationship management systems

Note 13 - Long-Term Debt

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million net of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the one-month LIBOR as of September 30, 2017, subject to a 1.00% floor if necessary, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 6.15%.

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

While the Credit Agreement does not contain financial covenants, it does contain informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. We were in compliance with all such covenants at September 30, 2017.

The original issue discount and the debt issuance costs have been accounted for as a reduction to the carrying value of the Term Loan on our Consolidated Balance Sheets and are being amortized to Interest expense in our Consolidated Statements of Operations over the contractual term, using the effective interest method.

The fair value of the Term Loan approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

(In thousands)	September 30, 2017	December 31, 2016
Principal amount	$308,542	$342,221
Unamortized original issue discount and debt costs	(5,918)	(7,599)
Less: Current portion of long-term debt	(22,243)	(33,767)
Long-term debt	$280,381	$300,855

Interest expense related to the Term Loan was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Contractual interest	$3,492	$4,563	$12,202	$13,798
Amortization of debt issuance costs and discount	326	553	1,680	1,212
Total Interest expense related to the Term Loan	$3,818	$5,116	$13,882	$15,010

As of September 30, 2017, expected future principal payments on the Term Loan were as follows:

Fiscal year	(in thousands)

2017 (remaining 3 months)	$1,750
2018	22,822
2019	32,536
2020	65,202
2021	186,232
$308,542

Note 14 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Cost of products sold	$154	$231	$562	$656
Research and development	980	2,024	4,129	5,951
Selling, general and administrative	1,380	2,054	4,595	5,500
Total stock-based compensation	$2,514	$4,309	$9,286	$12,107

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

Of these grants with a market condition, approximately 596,600 were outstanding and unvested at December 31, 2016. In the first quarter of fiscal 2017, approximately 91,500 grants vested, and approximately 183,200 were canceled due to the expiration of the vesting period for the 2015 tranche. During the second quarter of fiscal 2017, approximately 9,200 vested options were exercised, while 28,000 unvested options were canceled due to termination. There were no vestings or cancellations in the third quarter of fiscal 2017. A total of approximately 376,200 stock options were outstanding as of September 30, 2017, which includes the approximately 82,300 that vested but were not exercised. We incurred stock compensation expense related to these market condition awards of approximately $0.1 million and approximately $0.4 million in the third quarter and first nine months, respectively, of fiscal 2017 and approximately $0.2 million and approximately $0.4 million in the third quarter and first nine months, respectively, of fiscal 2016.

Note 15 - Contingencies

Legal Matters

In February 2016, we filed a complaint against Technicolor SA and its affiliates in the United States District Court for the Northern District of California alleging that Technicolor had infringed on certain patents relating to the HDMI specification. In August 2017, we entered into a Settlement and License Agreement pursuant to which we granted to Technicolor a fully-paid license with respect to the subject patents and resolved claims of prior infringement.

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

Note 16 - Segment and Geographic Information

Segment Information

As of September 30, 2017, Lattice had one operating segment: the core Lattice business, which includes IP and semiconductor devices. Qterics, a discrete software-as-a-service business unit, was previously an immaterial operating segment in the Lattice legal entity structure prior to the sale of Qterics in April 2016.

Geographic Information

Our revenue by major geographic area, based on ship-to location, is presented in the following table:

	Three Months Ended				Nine Months Ended
(In thousands)	September 30, 2017		October 1, 2016		September 30, 2017		October 1, 2016
Asia	$68,677	75%	$83,797	74%	$207,081	71%	$216,964	70%
Europe	10,972	12	13,111	12	32,631	11	43,849	14
Americas	12,322	13	16,317	14	50,983	18	48,133	16
Total revenue	$91,971	100%	$113,225	100%	$290,695	100%	$308,946	100%

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

Our Property and equipment, net by country at the end of each period was as follows:

(In thousands)	September 30, 2017	December 31, 2016
United States	$31,641	$30,532

China	5,311	10,617
Philippines	4,204	4,928
Taiwan	1,285	2,310
India	—	215
Japan	397	637
Other	398	242
Total foreign property and equipment, net	11,595	18,949
Total property and equipment, net	$43,236	$49,481

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

Plan of Merger and Reorganization Terminated

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

The closing of the Merger was subject to certain closing conditions. These closing conditions included clearance by the Committee on Foreign Investment in the United States (“CFIUS”) under the Defense Production Act of 1950, as amended. On September 13, 2017, the President of the United States issued an order (the “Order”) prohibiting the Merger. As a result of the issuance of the Order, clearance by CFIUS has not been obtained, the Merger cannot be consummated, and we have terminated the Merger Agreement in accordance with its terms. Neither the Company nor Parent will incur any termination fees in connection with the termination of the Merger Agreement.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, inventory, goodwill (including the assessment of reporting unit), intangible assets, current and deferred income taxes, accrued liabilities (including restructuring charges and bonus arrangements), deferred income and allowances on sales to sell-through distributors, disclosure of contingent assets and liabilities at the date of the financial statements, amounts used in acquisition valuations and purchase accounting, impairment assessments, and the reported amounts of product revenue, licensing and services revenue, and expenses during the fiscal periods presented. Actual results could differ from those estimates.

Results of Operations

Key elements of our Consolidated Statements of Operations are presented in the following table:

	Three Months Ended				Nine Months Ended
(In thousands)	September 30, 2017		October 1, 2016		September 30, 2017		October 1, 2016
Revenue	$91,971	100.0%	$113,225	100.0%	$290,695	100.0%	$308,946	100.0%

Gross margin	53,322	58.0	67,424	59.5	165,363	56.9	182,954	59.2
Research and development	25,648	27.9	27,747	24.5	79,857	27.5	91,270	29.5
Selling, general and administrative	21,290	23.1	29,244	25.8	67,133	23.1	75,857	24.6
Amortization of acquired intangible assets	8,526	9.3	8,260	7.3	25,777	8.8	25,292	8.2
Restructuring charges	3,071	3.3	317	0.3	4,713	1.6	8,316	2.7
Acquisition related charges	681	0.7	—	—	3,208	1.1	94	—
Impairment of intangible assets	36,198	39.4	7,866	6.9	36,198	12.5	7,866	2.5
Gain on sale of building	(4,624)	(5.0)	—	—	(4,624)	(1.6)	—	—
Loss from operations	$(37,468)	(40.7)%	$(6,010)	(5.3)%	$(46,899)	(16.1)%	$(25,741)	(8.3)%

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

The following are examples of end market applications:

Communications and Computing	Mobile and Consumer	Industrial and Automotive	Licensing and Services
Wireless	Smartphones	Security and Surveillance	IP Royalties
Wireline	Cameras	Machine Vision	Adopter Fees
Data Backhaul	Displays	Industrial Automation	IP Licenses
Computing	Tablets	Human Computer Interaction	Patent Sales
Servers	Wearables	Automotive	Testing Services
Data Storage	Televisions and Home Theater	Drones

The composition of our revenue by end market is presented in the following table:

	Three Months Ended				Nine Months Ended
(In thousands)	September 30, 2017		October 1, 2016		September 30, 2017		October 1, 2016
Communications and Computing	$27,545	30%	$30,260	27%	$84,594	29%	$91,809	30%
Mobile and Consumer	25,901	28	35,641	31	82,819	29	84,817	27
Industrial and Automotive	33,923	37	36,915	33	95,793	33	103,748	34
Licensing and Services	4,602	5	10,409	9	27,489	9	28,572	9
Total revenue	$91,971	100%	$113,225	100%	$290,695	100%	$308,946	100%

Revenue from the Communications and Computing end market decreased by 9% for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, and decreased 8% for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 as additional purchases by a certain large customer in Asia in the prior year periods did not recur in the current year periods.

Revenue from the Mobile and Consumer end market decreased 27% for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, and decreased 2% for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. For both periods, the decrease compared to respective prior year periods was predominately due to a significant decrease in volume for a major mobile handset provider. The production volume for this mobile handset peaked in the fourth quarter of fiscal 2016, and the associated revenue stream has declined in subsequent quarters as the end product completes its lifecycle. These decreases were coupled with declines in revenue from HDMI devices used in Digital Television ("DTV') and Home Theater related products and from MHL devices used in Mobile handsets.

Revenue from the Industrial and Automotive end market decreased approximately 8% for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, and decreased 8% for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. For both periods, this revenue decrease is primarily a reversing effect of the line item reduction and complex programmable logic device ("CPLD") conversion program, for which shipments predominately occurred in fiscal 2016 but did not recur in fiscal 2017.

Revenue from the Licensing and Services end market decreased 56% for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, and decreased 4% for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. For both periods, decreases were predominantly due to lower revenue from HDMI licensing and adopter fees as a new royalty sharing agreement had not been finalized, and by the termination of our role as agent for the HDMI consortium. For the first nine months of fiscal 2017, the decrease related to HDMI was substantially offset by a patent sale transaction recognized in two installments of $10.0 million and $8.0 million in the first and second quarters, respectively, of fiscal 2017. While a new royalty sharing agreement is being negotiated, the HDMI agent is collecting royalties but is unable to distribute a majority of the royalties to the Founders. Given that the fixed and determinable revenue recognition criteria has not been met, we are unable to recognize all of the HDMI royalty revenue until a new royalty sharing agreement is fully executed. As a result, revenue attributable to HDMI royalties is down approximately $3 million and $6 million, respectively, for the third quarter and first nine months of fiscal 2017 relative to the comparable periods of fiscal 2016. The termination of our role as agent for the HDMI consortium resulted in a decrease of approximately $3 million and $10 million, respectively, for the third quarter and first nine months of fiscal 2017 relative to the comparable periods of fiscal 2016.

Based on our current assessment of the implementation of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, we anticipate that the new standard will require us to recognize certain licensing revenues which are not recognizable under current GAAP due to the fixed and determinable revenue recognition criteria not being met. Unless we are able to meet the recognition criteria in the fourth quarter of 2017, we anticipate that the cumulative adjustment to 2018 opening accumulated deficit, as well as the increase in 2018 licensing revenues under the new standard, could be material.

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

The composition of our revenue by geography, based on ship-to location, is presented in the following table:

	Three Months Ended				Nine Months Ended
(In thousands)	September 30, 2017		October 1, 2016		September 30, 2017		October 1, 2016
Asia	$68,677	75%	$83,797	74%	$207,081	71%	$216,964	70%
Europe	10,972	12	13,111	12	32,631	11	43,849	14
Americas	12,322	13	16,317	14	50,983	18	48,133	16
Total revenue	$91,971	100%	$113,225	100%	$290,695	100%	$308,946	100%

Revenue in Asia decreased 18% for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, and decreased 5% for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. For both the third quarter and first nine months of fiscal 2017 relative to the respective periods in fiscal 2016, Asia revenue was heavily affected by revenue from both the Mobile and Consumer and the Communications and Computing end markets.

For the third quarter of fiscal 2017 relative to the third quarter of fiscal 2016, the Mobile and Consumer end market saw decreased revenue from DTV and Home Theater related devices in Japan, Korea, and, to a lesser extent, in China, which was substantially offset by increased handset content revenues in China and Taiwan. In the Communications and Computing end market, Asia revenue decreased due to reductions from a single large telecommunications customer in the region. For the first nine months of fiscal 2017 relative to the first nine months of fiscal 2016, the decrease was predominantly due to a significant decrease in volume for a major mobile handset provider. The production volume for this mobile handset peaked in the fourth quarter of fiscal 2016, and the associated revenue stream has declined in subsequent quarters as the end product completes its lifecycle. This was coupled with a significant decrease in Communications and Computing end market revenue from major telecommunications customers whose business was affected by government regulations and by conversion of materials from 200mm to 300mm wafers.

Revenue in Europe decreased 16% for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, and decreased 26% for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. For both periods, this revenue decrease is primarily a reversing effect of the line item reduction and CPLD conversion program, for which shipments predominately occurred in fiscal 2016 but did not recur in fiscal 2017.

Revenue from the Americas decreased 24% for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 due to a reversing effect of the line item reduction and CPLD conversion program, for which shipments predominately occurred in fiscal 2016 but did not recur in fiscal 2017. Revenue from the Americas increased 6% for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. This increase was predominantly due to a patent sale transaction for $18.0 million recognized in two installments over the first and second quarters of fiscal 2017, partially offset by a reversing effect of the line item reduction and CPLD conversion program, for which shipments predominately occurred in fiscal 2016 but did not recur in fiscal 2017.

Revenue from End Customers

Our top five end customers constituted approximately 23% of our revenue for the third quarter of fiscal 2017, compared to approximately 32% for the third quarter of fiscal 2016. Our top five end customers constituted approximately 28% of our revenue for the first nine months of fiscal 2017, compared to approximately 25% for the first nine months of fiscal 2016.

Our largest end customer accounted for approximately 5% of total revenue in the third quarter of fiscal 2017 and 9% of total revenue in the first nine months of fiscal 2017. Our largest end customer accounted for approximately 14% of total revenue in the third quarter of fiscal 2016 and approximately 7% of total revenue first nine months of fiscal 2016. No other customers accounted for more than 10% of total revenue during these periods.

Revenue from Sell-Through Distributors

Sales through distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to resale of products by our primary sell-through distributors is presented in the following table:

	% of Total Revenue		% of Total Revenue
	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Arrow Electronics Inc.	27%	20%	24%	25%
Weikeng Group	26	26	27	18
All others	15	16	14	15
All sell-through distributors	68%	62%	65%	58%

Revenue attributable to revenue streams other than sell-through distributors decreased in both the third quarter and first nine months of fiscal 2017 compared to the respective periods in fiscal 2016, resulting in increases in sell-through distribution revenue as a percentage of total revenue.

Based on our current assessment of the implementation of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, we believe the most significant impact of the new standard will be to accelerate the timing of revenue recognition on product shipments to our sell-through distributors. Assuming all other revenue recognition criteria have been met, the new guidance would require us to recognize revenue and costs relating to such sales upon shipment to the distributor - subject to reductions for estimated reserves for price adjustments and returns - rather than upon the ultimate sale by the distributor to its end customer, as is our current practice. The impact of this change will depend primarily on the level of inventory held by sell-through distributors at the beginning and end of each period. To the extent these inventory levels fluctuate significantly, revenue under the new standard could be materially different than that under the current standard.

Gross Margin

The composition of our gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Gross margin	$53,322	$67,424	$165,363	$182,954
Percentage of net revenue	58.0%	59.5%	56.9%	59.2%
Product gross margin %	56.5%	55.6%	54.3%	55.3%
Licensing and services gross margin %	86.6%	99.0%	82.0%	98.0%

For the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, gross margin decreased by 1.5 percentage points due to decreases in licensing and services gross margin, partially offset by increases in product gross margin, between the two periods. For the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016, gross margin decreased by 2.3 percentage points due to decreases in both licensing and services gross margin and product gross margin between the two periods.

The primary contributor to the 0.9 percentage point increase in product gross margin in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, was a change in overall sales mix, with decreased revenue from the lower margin consumer end market. The primary contributor to the 1.0 percentage point decrease in product gross margin in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 is driven by a reduction in sales of certain higher margin legacy and consumer electronics product lines.

The primary contributor to the 12.4 percentage point decrease in licensing and services gross margin in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was due to an increase in the mix of lower margin licensing and services revenue period over period. The 16.0 percentage point decrease in licensing and services gross margin in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was due primarily to the $18.0 million patent sale that was recognized in two installments during the first and second quarters of fiscal 2017. The costs associated with the patent sale of $3.6 million, primarily the net book value of the patents acquired in our acquisition of Silicon Image, were greater than usual for this category and had a substantial impact on licensing and services gross margin.

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

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016	% change	September 30, 2017	October 1, 2016	% change
Research and development	$25,648	$27,747	(8)	$79,857	$91,270	(13)
Percentage of revenue	27.9%	24.5%		27.5%	29.5%
Mask costs included in Research and development	$(82)	$388	(+100)	$978	$2,932	(67)

Research and development expense includes costs for compensation and benefits, stock compensation, development masks, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software to support new products.

The decrease in Research and development expense for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 is due mainly to the cost reductions realized from the restructuring actions and integration of operations undertaken since the acquisition of Silicon Image. These savings were predominantly from headcount reductions and site consolidations, along with lower bonus and stock compensation expense and reductions in mask costs, partially offset by higher IP insourcing expenses. The decrease in Research and development expense for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 is due mainly to the cost reductions realized from the restructuring actions and integration of operations undertaken since the acquisition of Silicon Image. These savings were predominantly from headcount reductions and site consolidations, along with reductions in mask costs and outside services.

We believe that a continued commitment to Research and development is essential to maintaining product leadership and providing innovative new product offerings and, therefore, we expect to continue to make significant future investments in Research and development at a budget of approximately $25 million per fiscal quarter.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016	% change	September 30, 2017	October 1, 2016	% change
Selling, general, and administrative	$21,290	$29,244	(27)	$67,133	$75,857	(12)
Percentage of revenue	23.1%	25.8%		23.1%	24.6%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses.

The decrease in Selling, general, and administrative expense for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 is due mainly to the one-time bad debt expense of $7.5 million incurred in the third quarter of fiscal 2016, that did not recur, and to decreases in bonus expense and legal fees, partially offset by increases in outside services and rent. The decrease in Selling, general, and administrative for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 is due mainly to the one-time bad debt expense incurred in the third quarter of fiscal 2016, which did not recur, and decreases in legal and accounting fees.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016	% change	September 30, 2017	October 1, 2016	% change
Amortization of acquired intangible assets	$8,526	$8,260	3	$25,777	$25,292	2
Percentage of revenue	9.3%	7.3%		8.8%	8.2%

For the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, Amortization of acquired intangible assets increased approximately $0.3 million. This is comprised of approximately $1.3 million of additional amortization due to the completion of certain in-process research and development projects acquired from Silicon Image, partially offset by $1.0 million less expense due to the reduction of certain intangibles as a result of patent sales and impairment charges. For the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016, Amortization of acquired intangible assets increased approximately $0.5 million. This is comprised of approximately $3.2 million of additional amortization due to the completion of certain in-process research and development projects acquired from Silicon Image, partially offset by $2.7 million less expense due to the reduction of certain intangibles as a result of patent sales, impairment charges, and sale of the Qterics business unit.

Restructuring Charges

The composition of our Restructuring charges, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016	% change	September 30, 2017	October 1, 2016	% change
Restructuring charges	$3,071	$317	+100	$4,713	$8,316	(43)
Percentage of revenue	3.3%	0.3%		1.6%	2.7%

Restructuring charges include expenses resulting from reductions in our worldwide workforce, consolidation of our facilities, and cancellation of software contracts and engineering tools.

In March 2015, our Board of Directors approved an internal restructuring plan (the "March 2015 Plan"), in connection with our acquisition of Silicon Image. The March 2015 Plan was designed to realize synergies from the acquisition by eliminating redundancies created as a result of combining the two companies. The March 2015 Plan is substantially complete subject to certain remaining expected costs that we do not expect to be material and any changes in sublease assumptions should they occur, which will be expensed as incurred. Approximately $20.5 million of total expense has been incurred through September 30, 2017 under the March 2015 Plan, and we believe this amount approximates the total costs expected.

In September 2015, we implemented a further reduction of our worldwide workforce (the "September 2015 Reduction") separate from the March 2015 Plan. The September 2015 Reduction was designed to resize the company in line with the market environment and to better balance our workforce with the long-term strategic needs of our business. The September 2015 Reduction is substantially complete, subject to certain remaining expected costs that we do not expect to be material, which will be expensed as incurred. Approximately $7.2 million of total expense has been incurred through September 30, 2017 under the September 2015 Reduction, and we believe this amount approximates the total costs expected.

In June 2017, our Board of Directors approved an additional internal restructuring plan (the "June 2017 Plan"), which included the sale of 100% of the equity of our Hyderabad, India subsidiary and certain assets related to our Simplay Labs testing and certification business, a worldwide workforce reduction, and an initiative to reduce our infrastructure costs. These actions are part of an overall plan to achieve financial targets and to enhance our financial and competitive position by better aligning our revenue and operating expenses. Approximately $5.5 million of total expense has been incurred through September 30, 2017 under the June 2017 Plan, and we expect the total cost to be approximately $8.0 million to $19.0 million.

The $2.8 million increase in restructuring expense in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 is driven by significant headcount-related, lease and systems restructuring charges in the current year related to the June 2017 Plan versus substantially smaller charges in the previous year under the March 2015 Plan and September 2015 Reduction. The $3.6 million decrease in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 is driven by significant lease and systems restructuring charges in the prior year related to the March 2015 Plan versus a smaller charge in the current year primarily driven by the workforce reduction under the June 2017 Plan.

Acquisition Related Charges

The composition of our Acquisition related charges, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016	% change	September 30, 2017	October 1, 2016	% change
Acquisition related charges	$681	$—	+100	$3,208	$94	+100
Percentage of revenue	0.7%	—%		1.1%	—%

Acquisition related charges include legal and professional fees directly related to acquisitions. For the third quarter and first nine months of fiscal 2017, Acquisition related charges were entirely attributable to legal fees and outside services in connection with our proposed acquisition by Canyon Bridge Acquisition Company, Inc. For the third quarter of fiscal 2016, there were no Acquisition related charges, while for the first nine months of fiscal 2016 there were only residual expenses related to consolidation of legal entities due to our acquisition of Silicon Image in March 2015.

Impairment of Intangible Assets

The composition of our Impairment of intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016	% change	September 30, 2017	October 1, 2016	% change
Impairment of intangible assets	$36,198	$7,866	+100	$36,198	$7,866	+100
Percentage of revenue	39.4%	6.9%		12.5%	2.5%

In the third quarter of 2017, we updated our annual strategic long-range plan, which resulted in revised forecasts, and we also sold 100% of the equity of our Hyderabad, India subsidiary and certain assets related to our Simplay Labs testing and certification business to an unrelated third party. We determined that these activities constituted impairment indicators related to the developed technology intangible assets acquired in our acquisition of Silicon Image. Our assessment of the fair value of these intangible assets concluded that they had been impaired as of September 30, 2017, and we recorded a $36.2 million impairment charge in the Consolidated Statements of Operations. We are currently completing our evaluation of the information and assumptions used in the determination of the impairment charge. This includes reviewing information, inputs, assumptions, and valuation methodologies used to estimate the fair value of these intangible assets. The impairment charge is based on the preliminary valuation and is our best estimate as of the filing date of this 10-Q. The impairment charge will be subject to revision as more detailed analysis is performed and completed.

In September 2016, the founders of the HDMI consortium ("Founders"), of which we are a member, updated the Founders Agreement as part of a regular amendment process resulting in changes to our role as agent for the HDMI consortium and to the model for sharing adopter fee revenues. Under the terms of the amendment agreement, our role as the agent was terminated effective January 1, 2017 and a new independent entity was appointed to act as the new HDMI licensing agent with responsibility for licensing and the distribution of royalties among Founders. As a result of the amended model for sharing revenue, we will be entitled to a reduced share of adopter fees paid by parties adopting the HDMI standard. We determined that this modification constituted an impairment indicator related to the intangible assets acquired in the Silicon Image acquisition associated with future HDMI adopter fees. Our assessment of the fair value of these intangible assets concluded that they had been impaired as of October 1, 2016, and we recorded a $7.9 million impairment charge in the Consolidated Statements of Operations.

Gain on sale of building

In August 2017, we sold building space which we owned in Shanghai, China. The building space was vacated in fiscal 2015, upon consolidation of facilities to a single, alternate site in Shanghai following our acquisition of Silicon Image, and was sold for gross proceeds of approximately $7.9 million. As of the sale date, the asset had a historical cost of $3.6 million, accumulated depreciation of $1.4 million and we incurred $1.1 million of direct selling costs, resulting in a net gain on sale of $4.6 million, which is presented as Gain on sale of building in our Consolidated Statements of Operations.

Interest Expense

Interest expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016	% change	September 30, 2017	October 1, 2016	% change
Interest expense	$(3,888)	$(5,235)	(26)	$(14,112)	$(15,257)	(8)
Percentage of revenue	(4.2)%	(4.6)%		(4.9)%	(4.9)%

The decrease in Interest expense for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was largely driven by the reduction in the principal balance of our long-term debt as a result of the additional principal payments made in the first six months of fiscal 2017.

The decrease in Interest expense for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was largely the result of the reduction in the principal balance of our long-term debt as a result of the additional principal payments made in the first six months of fiscal 2017 combined with decreased amortization of the original issue discount and debt issuance costs related to the debt. This amortization is based on the effective interest method and the increase was the result of the relative timing of principal payments during the periods. See the Credit Arrangements section under Liquidity and Capital Resources for further discussion of the debt.

Other (expense) income, net

The composition of our Other (expense) income, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016	% change	September 30, 2017	October 1, 2016	% change
Other (expense) income, net	$(1,828)	$209	(+100)	$(1,412)	$3,558	(+100)
Percentage of revenue	(2.0)%	0.2%		(0.5)%	1.2%

For the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, the change in Other (expense) income, net is primarily driven by the $1.8 million loss on the sale of 100% of the equity of our Hyderabad, India subsidiary and certain assets related to our Simplay Labs testing and certification business to an unrelated third party in the third quarter of fiscal 2017.

For the first nine months of fiscal 2017, Other (expense) income, net is comprised primarily of a $1.8 million loss on the sale of 100% of the equity of our Hyderabad, India subsidiary and certain assets related to our Simplay Labs testing and certification business to an unrelated third party in the third quarter of fiscal 2017, partially offset by a $0.3 million gain related to the sale of Qterics on an escrow payment received in the second quarter of fiscal 2017. For the first nine months of fiscal 2016, Other (expense) income, net is primarily comprised of the $2.6 million gain on sale of Qterics to an unrelated third party in the second quarter of fiscal 2016, and the $0.8 million gain recorded on proceeds received from the bankruptcy settlement distribution of a prior customer in the first quarter of fiscal 2016.

Income Taxes

The composition of our Income tax (benefit) expense is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016	% change	September 30, 2017	October 1, 2016	% change
Income tax (benefit) expense	$(331)	$971	(+100)	$234	$7,410	(97)

Our Income taxes for the third quarter and first nine months of fiscal 2017 are composed of foreign income tax expenses offset by benefits resulting from the release of uncertain tax positions due to statute of limitation expirations that occurred primarily in the third quarter of fiscal 2017. The decrease in expense in the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016 is primarily due to the decrease in foreign withholding taxes as a result of the termination of our role as the HDMI agent.

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

Equity in net loss of an unconsolidated affiliate

The composition of our Equity in net loss of an unconsolidated affiliate, net of tax is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016	% change	September 30, 2017	October 1, 2016	% change
Equity in net loss of an unconsolidated affiliate, net of tax	$(199)	$(407)	(51)	$(692)	$(1,085)	(36)

As of September 30, 2017, we held a 22.7% preferred stock ownership interest in a privately-held company that designs human-computer interaction technology for a total investment of $6.0 million. Due to the level of our ownership interest and after considering the nature of our participation in the management and interaction with the investee, we have determined that we have the ability to exert significant influence on the investee. Accordingly, we have accounted for the investment using the equity method and have recognized our proportionate share of the investee's net loss in the Consolidated Statements of Operations. Through September 30, 2017, we have reduced the value of our investment by approximately $2.6 million, representing our proportionate share of the privately-held company’s net loss accumulated to that date.

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

We believe that our financial resources will be sufficient to meet our working capital needs through at least the next 12 months. As of September 30, 2017, we did not have significant long-term commitments for capital expenditures. In the future, and to the extent our Credit Agreement permits, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, completing other acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain equity or additional debt financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain equity or additional debt financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs, which financing may now be more difficult to obtain in light of our indebtedness related to the Credit Agreement.

Cash and cash equivalents and Short-term marketable securities

(In thousands)	September 30, 2017	December 31, 2016	$ Change
Cash and cash equivalents	$99,995	$106,552	$(6,557)
Short-term marketable securities	7,982	10,308	(2,326)
Total Cash and cash equivalents and Short-term marketable securities	$107,977	$116,860	$(8,883)

As of September 30, 2017, we had total Cash and cash equivalents and Short-term marketable securities of $108.0 million, of which approximately $90.4 million in Cash and cash equivalents was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of September 30, 2017, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in Cash and cash equivalents and Short-term marketable securities of $8.9 million between December 31, 2016 and September 30, 2017 was primarily driven by $33.7 million cash used in the repayment of debt and $18.8 million of cash used in capital expenditures and payment for software licenses, offset by $7.9 million of proceeds from the sale of a building, and by $35.7 million in cash provided by operations, which includes a total $18.0 million received in the nine months ended September 30, 2017 from a patent sale transaction.

Accounts receivable, net

(In thousands)	September 30, 2017	December 31, 2016	Change
Accounts receivable, net	$79,030	$99,637	$(20,607)
Days sales outstanding - Overall	78	77	1
Days sales outstanding - Product	81	75	6
Days sales outstanding - Licensing and services	20	106	(86)

Accounts receivable, net as of September 30, 2017 decreased by $20.6 million, or 21%, compared to December 31, 2016. A majority of the decrease resulted from a reduction of receivables related to licensing and services. The termination of our role as agent for the HDMI consortium accounted for $6.3 million of the decrease, and collections of other licensing and services receivables outstanding at December 31, 2016 contributed another $1.1 million to the reduction in receivables during the nine months ended September 30, 2017. The remaining decrease in receivables was due to a decrease in product billings, net of credits, during the period mainly to our sell-through customers.

Overall days sales outstanding at September 30, 2017 was 78 days, an increase of 1 day from 77 days at December 31, 2016. Days sales outstanding at September 30, 2017 related to Product revenue was 81 days, an increase of 6 days from 75 days at December 31, 2016, as product revenue for the quarter ending September 30, 2017 relative to the quarter ending December 31, 2016 decreased while product accounts receivable increased between these two dates due to increases in Distributor shipments that resulted in increases in Distributor Deferred Revenues. Days sales outstanding at September 30, 2017 related to Licensing and services revenue was 20 days, a decrease of 86 days from 106 days at December 31, 2016, due to an increase in cash sales, mainly related to the patent sale transaction and a decrease in HDMI related receivables during the nine months ended September 30, 2017 due to the termination of our role as agent for the HDMI consortium.

Inventories

(In thousands)	September 30, 2017	December 31, 2016	Change
Inventories	$77,482	$79,168	$(1,686)
Months of inventory on hand	6.0	4.3	1.7

Inventories as of September 30, 2017 decreased $1.7 million, or 2%, compared to December 31, 2016, primarily as inventory related to a major consumer product declined in response to the ramp down of this product's sales program. This decrease was substantially offset by increases in inventory for other product lines to support forecasted sales and new product demand, and as a major customer pushed out its demand.

The months of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of sales in that quarter. Our months of inventory on hand increased to 6.0 months at September 30, 2017 from 4.3 months at December 31, 2016, as the cost of sales decreased between these periods, while the sales-driven decreases to inventory were offset by increases in inventory to support forecasted sales and new product demand.

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

While the Credit Agreement does not contain financial covenants, it does contain informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. We were in compliance with all such covenants at September 30, 2017.

As of September 30, 2017, we had no significant long-term purchase commitments for capital expenditures or existing used or unused credit arrangements.

Contractual Cash Obligations

There have been no significant changes to our contractual obligations outside of the ordinary course of business in the first nine months of fiscal 2017 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Non-GAAP Financial Measures

To supplement our consolidated financial results presented in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), we also present non-GAAP financial measures which are adjusted from the most directly comparable U.S. GAAP financial measures. The non-GAAP measures set forth below exclude charges and adjustments primarily related to stock-based compensation, restructuring charges, acquisition-related charges, amortization of acquired intangible assets, impairment of intangible assets, purchase accounting adjustments, gain on sale of building, gain or loss on sale of business unit, and the estimated tax effect of these items. These charges and adjustments may be nonrecurring in nature but are a result of periodic or non-core operating activities of the company.

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

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
(unaudited)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Gross Margin Reconciliation
GAAP Gross margin	$53,322	$67,424	$165,363	$182,954
Acquisition related inventory fair value effect (1)	—	—	—	523
Stock-based compensation expense - gross margin	154	231	562	656
Non-GAAP Gross margin	$53,476	$67,655	$165,925	$184,133

Gross Margin % Reconciliation
GAAP Gross margin %	58.0%	59.5%	56.9%	59.2%
Cumulative effect of non-GAAP Gross Margin adjustments	0.1%	0.3%	0.2%	0.4%
Non-GAAP Gross margin %	58.1%	59.8%	57.1%	59.6%

Operating Expenses Reconciliation
GAAP Operating expenses	$90,790	$73,434	$212,262	$208,695
Amortization of acquired intangible assets	(8,526)	(8,260)	(25,777)	(25,292)
Restructuring charges	(3,071)	(317)	(4,713)	(8,316)
Acquisition related charges (2)	(681)	—	(3,208)	(94)
Impairment of acquired intangible assets	(36,198)	(7,866)	(36,198)	(7,866)
Stock-based compensation expense - operations	(2,360)	(4,078)	(8,724)	(11,451)
Gain on sale of building	4,624	—	4,624	—
Non-GAAP Operating expenses	$44,578	$52,913	$138,266	$155,676

Income (Loss) from Operations Reconciliation
GAAP Loss from operations	$(37,468)	$(6,010)	$(46,899)	$(25,741)
Acquisition related inventory fair value effect (1)	—	—	—	523
Stock-based compensation expense - gross margin	154	231	562	656
Amortization of acquired intangible assets	8,526	8,260	25,777	25,292
Restructuring charges	3,071	317	4,713	8,316
Acquisition related charges (2)	681	—	3,208	94
Impairment of acquired intangible assets	36,198	7,866	36,198	7,866
Stock-based compensation expense - operations	2,360	4,078	8,724	11,451
Gain on sale of building	(4,624)	—	(4,624)	—
Non-GAAP Income from operations	$8,898	$14,742	$27,659	$28,457

Income (Loss) from Operations % Reconciliation
GAAP Loss from operations %	(40.7)%	(5.3)%	(16.1)%	(8.3)%
Cumulative effect of non-GAAP Gross Margin and Operating adjustments	50.4%	18.3%	25.6%	17.5%
Non-GAAP Income from operations %	9.7%	13.0%	9.5%	9.2%

(1) Fair value adjustment for inventory step-up from purchase accounting
(2) Legal fees and outside services that were related to our proposed acquisition by Canyon Bridge Acquisition Company, Inc.

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
(unaudited)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Other (Expense) Income, Net Reconciliation
GAAP Other (expense) income, net	$(1,828)	$209	$(1,412)	$3,558
Loss (gain) on sale of assets and business units	1,796	—	1,496	(2,646)
Non-GAAP Other (expense) income, net	$(32)	$209	$84	$912

Income Tax (Benefit) Expense Reconciliation
GAAP Income tax (benefit) expense	$(331)	$971	$234	$7,410
Estimated tax effect of non-GAAP Adjustments (3)	(218)	2,389	142	438
Non-GAAP Income tax (benefit) expense	$(549)	$3,360	$376	$7,848

Net Income (Loss) Reconciliation
GAAP Net loss	$(43,052)	$(12,414)	$(63,349)	$(45,935)
Acquisition related inventory fair value effect (1)	—	—	—	523
Stock-based compensation expense - gross margin	154	231	562	656
Amortization of acquired intangible assets	8,526	8,260	25,777	25,292
Restructuring charges	3,071	317	4,713	8,316
Acquisition related charges (2)	681	—	3,208	94
Impairment of acquired intangible assets	36,198	7,866	36,198	7,866
Stock-based compensation expense - operations	2,360	4,078	8,724	11,451
Gain on sale of building	(4,624)	—	(4,624)	—
Loss (gain) on sale of assets and business units	1,796	—	1,496	(2,646)
Estimated tax effect of non-GAAP Adjustments (3)	218	(2,389)	(142)	(438)
Non-GAAP Net income	$5,328	$5,949	$12,563	$5,179

Net Income (Loss) Per Share Reconciliation
GAAP Net loss per share - basic and diluted	$(0.35)	$(0.10)	$(0.52)	$(0.38)
Cumulative effect of Non-GAAP adjustments	0.39	0.15	0.62	0.42
Non-GAAP Net income per share - basic and diluted	$0.04	$0.05	$0.10	$0.04

Shares used in per share calculations:
Basic	122,990	120,584	122,393	119,596
Diluted - GAAP	122,990	120,584	122,393	119,596
Diluted - non-GAAP (4)	124,225	122,236	124,454	121,232

(1) Fair value adjustment for inventory step-up from purchase accounting
(2) Legal fees and outside services that were related to our proposed acquisition by Canyon Bridge Acquisition Company, Inc.
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

We mitigate the resulting foreign currency exchange rate exposure by entering into foreign currency forward exchange contracts, details of which are presented in the following table:

	September 30, 2017	December 31, 2016
Total cost of contracts for Japanese yen (in thousands)	$2,204	$2,323
Number of contracts	2	2
Settlement month	June 2018	June 2017

Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges under U.S. GAAP and as such are adjusted to fair value through Other (expense) income, net. We do not engage in speculative trading in any financial or capital market.

The net fair value of these contracts was favorable by less than $0.1 million at September 30, 2017 and favorable by approximately $0.2 million at December 31, 2016. A hypothetical 10% unfavorable exchange rate change in the yen against the U.S. dollar would have resulted in an unfavorable change in net fair value of approximately $0.2 million at September 30, 2017 and approximately $0.2 million at December 31, 2016. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

Interest Rate Risk

At September 30, 2017, we had $308.5 million outstanding on the original $350 million term loan outstanding under our Credit Agreement, with a variable contractual interest rate based on the one-month LIBOR as of September 30, 2017, subject to a 1.00% floor if necessary, plus a spread of 4.25%. A hypothetical 10% increase in the one-month LIBOR would not have had a material impact on Interest expense for the nine month period ended September 30, 2017.

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

We depend on our distributors to sell our products to end customers, complete order fulfillment, and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. Resales through sell-through distributors accounted for 65% of our total revenue in the first nine months of fiscal 2017, with two distributors accounting for 51% of our total revenue in the first nine months of fiscal 2017.

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

A significant portion of our revenue depends on sales to a limited number of customers. In the third quarter and first nine months of fiscal 2017, our largest end customer accounted for approximately 5% and 9%, respectively, of our total revenue, and our top five end customers accounted for approximately 23% and 28%, respectively, of our total revenue. If any of these relationships were to diminish, if these customers were to develop their own solutions or adopt alternative solutions or competitors' solutions, or if our relationship with any future customer which accounts for a significant portion of our revenue were to diminish due to these factors, our results could be adversely affected.

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

With the acquisition of Silicon Image, the Mobile and Consumer end market has increased in importance to us. Revenue from the Mobile and Consumer end market accounted for 29% of our revenue in the first nine months of fiscal 2017. Revenue from the Mobile and Consumer end market consists primarily of revenue from our products designed and used in a broad range of consumer electronics products including smartphones, tablets and e-readers, wearables, accessories such as chargers and docks, Ultra High-Definition (UHD) TVs, Digital SLR cameras, drones, and other connected devices. This market is characterized by rapidly changing requirements and product features and volatility in consumer demand. Our success in this market will depend principally on our ability to:

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

Revenue from the Communications and Computing end market accounted for 29% of our revenue in the first nine months of fiscal 2017. Three of our top five programmable logic customers participate primarily in the Communications and Computing end market. In the past, cyclical weakening in demand for programmable logic products from customers in the Communications and Computing end market has adversely affected our revenue and operating results. In addition, telecommunication equipment providers are building network infrastructure for which we compete for product sales. Any deterioration in the Communications and Computing end market, our end customers' reduction in spending, or a reduction in spending by their customers to support this end market or use of our competitors’ products could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations. This type of decline impacted our results in the past and could do so again in the future.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and to test goodwill and long-lived assets, including amortizable intangible assets, for impairment at any other time that circumstances arise indicating the carrying value may not be recoverable. For purposes of testing for impairment, the Company currently operates as one reporting unit: the core Lattice ("Core") business, which includes intellectual property and semiconductor devices. No impairment charges were recorded in the third quarter of fiscal 2017, no impairment charges related to goodwill were recorded in fiscal 2016, and no impairment charges were recorded for the Core segment in fiscal 2015. There is no assurance that future impairment tests will indicate that goodwill will be deemed recoverable. As we continue to review our business operations and test for impairment or in connection with possible sales of assets, we may have impairment charges in the future, which may be material.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description

2.1	Notice of Termination of the Agreement and Plan of Merger between Lattice Semiconductor Corporation and Canyon Bridge Acquisition Company, Inc. dated September 13, 2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)

/s/ Max Downing
MAX DOWNING
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: November 8, 2017