Form 10-Q
period 2018-06-30
LATTICE SEMICONDUCTOR CORP
filed 2018-08-03
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period as the registrant was required to submit and post such files).   Yes [X] No  [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of July 31, 2018                      126,759,313

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

Examples of forward-looking statements include, but are not limited to, statements about: our transitions to newly adopted accounting standards; the effect of new accounting standards on our consolidated financial statements and financial results; the effects of sales mix on our gross margin in the future; our strategies and beliefs regarding the markets in which we compete or may compete; our future investments in research and development; our expectations regarding cash provided by or used in operating activities; our expectations regarding our ability to service our debt obligations; our expectations regarding restructuring charges under and timing of restructuring plans; our expectation regarding payment of U.S. federal income taxes; the sufficiency of our financial resources to meet our operating and working capital needs through at least the next 12 months; our intention to continually introduce new products and enhancements and reduce manufacturing costs; our expectation of production volumes and the associated revenue streams for certain mobile handset providers; our continued participation in or sources of revenue from standard setting initiatives or consortia that develop and promote the High-Definition Multimedia Interface ("HDMI") and Mobile High-Definition Link ("MHL") specifications including our expectations regarding sharing of HDMI royalty revenues; our plans to continue to monetize our patent portfolio through sales of non-core patents; our ability to adequately remediate our material weakness; the adequacy of assembly and test capacity commitments; our expectations regarding taxes and tax adjustments, particularly with respect to the 2017 Tax Act; our valuation allowance and uncertain tax positions; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; our expectations regarding our implementation of a company-wide enterprise resource planning system; and our expectations regarding the impact of sanctions imposed by the United States Department of Commerce.

Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements included global economic conditions and uncertainty, including as a result of trade related restrictions or tariffs, the concentration of our sales in certain end markets, particularly as it relates to the concentration of our sales in the Asia Pacific region, market acceptance and demand for our existing and new products, our ability to license our intellectual property, any disruption of our distribution channels, the impact of competitive products and pricing, unexpected charges, delays or results relating to our restructuring plans, unexpected complications with our implementation of a company-wide enterprise resource planning system, the effect of any downturn in the economy on capital markets and credit markets, unanticipated taxation requirements or positions of the U.S. Internal Revenue Service or other taxing authority, unanticipated effects of tax reform, or unexpected impacts of accounting guidance. In addition, actual results are subject to other risks and uncertainties that relate more broadly to our overall business, including those more fully described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, the items discussed in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue:
Product	$98,294	$83,168	$193,403	$175,837
Licensing and services	4,421	10,969	7,935	22,887
Total revenue	102,715	94,137	201,338	198,724
Costs and expenses:
Cost of product revenue	52,208	40,749	94,310	82,363
Cost of licensing and services revenue	259	2,179	259	4,320
Research and development	21,081	26,820	44,022	54,209
Selling, general, and administrative	21,068	21,938	48,111	45,843
Amortization of acquired intangible assets	4,523	8,737	10,159	17,251
Restructuring charges	4,376	1,576	5,405	1,642
Acquisition related charges	864	867	1,531	2,527
Impairment of acquired intangible assets	11,900	—	11,900	—
Total costs and expenses	116,279	102,866	215,697	208,155
Loss from operations	(13,564)	(8,729)	(14,359)	(9,431)
Interest expense	(4,968)	(4,656)	(10,082)	(10,224)
Other (expense) income, net	(348)	410	206	(77)
Loss before income taxes	(18,880)	(12,975)	(24,235)	(19,732)
Income tax expense	1,343	47	1,940	565
Net loss	$(20,223)	$(13,022)	$(26,175)	$(20,297)

Net loss per share, basic and diluted	$(0.16)	$(0.11)	$(0.21)	$(0.17)

Shares used in per share calculations, basic and diluted	124,843	122,390	124,460	122,095

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net loss	$(20,223)	$(13,022)	$(26,175)	$(20,297)
Other comprehensive loss:
Unrealized gain (loss) related to marketable securities, net of tax	9	(28)	2	(71)
Reclassification adjustment for losses (gains) related to marketable securities included in other (expense) income, net of tax	—	30	(1)	200
Translation adjustment, net of tax	(1,129)	676	(540)	950
Change in actuarial valuation of defined benefit pension	—	(47)	—	(47)
Comprehensive loss	$(21,343)	$(12,391)	$(26,714)	$(19,265)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share and par value data)	June 30, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$93,699	$106,815
Short-term marketable securities	12,086	4,982
Accounts receivable, net of allowance for doubtful accounts	76,566	55,104
Inventories	65,586	79,903
Prepaid expenses and other current assets	21,729	16,567
Total current assets	269,666	263,371
Property and equipment, less accumulated depreciation of $137,883 at June 30, 2018 and $131,260 at December 30, 2017	36,418	40,423
Intangible assets, net	29,189	51,308
Goodwill	267,514	267,514
Deferred income taxes	192	198
Other long-term assets	20,225	13,147
Total assets	$623,204	$635,961

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses (includes restructuring)	$53,500	$54,405
Accrued payroll obligations	8,700	10,416
Current portion of long-term debt	24,526	1,508
Deferred income and allowances on sales to distributors	—	17,250
Deferred licensing and services revenue	—	68
Total current liabilities	86,726	83,647
Long-term debt	265,699	299,667
Other long-term liabilities	40,159	34,954
Total liabilities	392,584	418,268
Contingencies (Note 16)	—	—
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 125,613,000 shares issued and outstanding as of June 30, 2018 and 123,895,000 shares issued and outstanding as of December 30, 2017	1,256	1,239
Additional paid-in capital	707,991	695,768
Accumulated deficit	(476,636)	(477,862)
Accumulated other comprehensive loss	(1,991)	(1,452)
Total stockholders' equity	230,620	217,693
Total liabilities and stockholders' equity	$623,204	$635,961
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net loss	$(26,175)	$(20,297)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,425	30,497
Impairment of acquired intangible assets	11,900	—
Amortization of debt issuance costs and discount	1,058	1,354
(Gain) loss on sale or maturity of marketable securities	(1)	200
Gain on forward contracts	(36)	(26)
Stock-based compensation expense	7,200	6,772
Gain on disposal of fixed assets	(93)	(61)
Gain on sale of assets and business units	—	(300)
Impairment of cost-method investment	—	493
Changes in assets and liabilities:
Accounts receivable, net	(19,654)	12,846
Inventories	14,687	689
Prepaid expenses and other assets	(7,891)	2,822
Accounts payable and accrued expenses (includes restructuring)	7,095	(13,554)
Accrued payroll obligations	(1,716)	(1,894)
Income taxes payable	851	(355)
Deferred income and allowances on sales to distributors	—	(7,342)
Deferred licensing and services revenue	(68)	(330)
Net cash provided by operating activities	9,582	11,514
Cash flows from investing activities:
Proceeds from sales of and maturities of short-term marketable securities	2,500	7,200
Purchases of marketable securities	(9,603)	(7,420)
Capital expenditures	(4,105)	(7,035)
Proceeds from sale of assets and business units	—	300
Short-term loan to cost-method investee	—	(1,000)
Cash paid for software licenses	(3,981)	(4,149)
Net cash used in investing activities	(15,189)	(12,104)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(1,369)	(1,748)
Proceeds from issuance of common stock	6,409	2,931
Repayment of debt	(12,009)	(33,679)
Net cash used in financing activities	(6,969)	(32,496)
Effect of exchange rate change on cash	(540)	950
Net decrease in cash and cash equivalents	(13,116)	(32,136)
Beginning cash and cash equivalents	106,815	106,552
Ending cash and cash equivalents	$93,699	$74,416

Supplemental cash flow information:
Change in unrealized (gain) loss related to marketable securities, net of tax, included in Accumulated other comprehensive loss	$(2)	$71
Income taxes paid, net of refunds	$2,057	$976
Interest paid	$9,177	$12,094
Accrued purchases of plant and equipment	$354	$2,216
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying Consolidated Financial Statements are unaudited and have been prepared by Lattice Semiconductor Corporation (“Lattice,” the “Company,” “we,” “us,” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in our opinion include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted as permitted by the SEC's rules and regulations. These Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

Fiscal Reporting Period

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our second quarter of fiscal 2018 and second quarter of fiscal 2017 ended on June 30, 2018 and July 1, 2017, respectively. All references to quarterly or six months ended financial results are references to the results for the relevant 13-week or 26-week fiscal period.

Principles of Consolidation and Presentation

The accompanying Consolidated Financial Statements include the accounts of Lattice and its subsidiaries after the elimination of all intercompany balances and transactions.

Reclassifications

Certain amounts in the prior fiscal year in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the presentation adopted in the current fiscal year. These reclassifications had no material effect on the results of operations or financial position for any period presented. We had previously treated an investment as an equity-method investment and reported equity in net loss of an unconsolidated affiliate separately, amounting to approximately $0.2 million and $0.5 million for the second quarter and first six months, respectively, of fiscal 2017. We have reclassified the prior year loss to Other (expense) income, net on our Consolidated Statements of Operations to be consistent with the current year treatment of the investment as a cost-method investment.

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

We translate accounts denominated in foreign currencies in accordance with ASC 830, “Foreign Currency Matters,” using the current rate method under which asset and liability accounts are translated at the current rate, while stockholders' equity accounts are translated at the appropriate historical rates, and revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments related to the consolidation of foreign subsidiary financial statements are reflected in Accumulated other comprehensive loss in Stockholders' equity (see "Note 11 - Changes in Stockholders' Equity and Accumulated Other Comprehensive Loss").

Derivative Financial Instruments

We mitigate foreign currency exchange rate risk by entering into foreign currency forward exchange contracts, details of which are presented in the following table:

	June 30, 2018	December 30, 2017
Total cost of contracts for Japanese yen (in thousands)	$1,031	$2,204
Number of contracts	1	2
Settlement month	June 2019	June 2018

Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges for accounting purposes and as such are adjusted to fair value through Other (expense) income, net, with a gain of less than $0.1 million for the fiscal quarter ended June 30, 2018 and a gain of approximately $0.1 million for the fiscal quarter ended December 30, 2017. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Concentration Risk

Potential exposure to concentration risk may impact revenue, trade receivables, marketable securities, and supply of wafers for our products.

Customer concentration risk may impact revenue. The percentage of total revenue, with end customers known, attributable to our top five end customers and largest end customer is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue attributable to top five end customers	17%	27%	17%	32%
Revenue attributable to largest end customer	5%	9%	5%	10%

No other end customer accounted for more than 10% of total revenue during these periods. We did not have enough information to assign end customers to approximately $4.1 million and $12.3 million of revenue recognized for the second quarter and first six months, respectively, of fiscal 2018 on shipments to distributors that have not sold through to end customers.

Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue attributable to distributors*	86%	76%	87%	73%

*
During the first quarter of 2018, we updated our channel categories to group all forms of distribution into a single channel. Prior periods have been reclassified to match the current period presentation.

Our two largest distributor groups, Arrow Electronics, Inc. ("Arrow") and the Weikeng Group ("Weikeng"), also account for a substantial portion of our net trade receivables. At June 30, 2018 and December 30, 2017, Arrow accounted for 73% and 66%, respectively, and Weikeng accounted for 13% and 0%, respectively, of net trade receivables. No other distributor group or end customer accounted for more than 10% of net trade receivables at these dates.

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

Accounts receivable do not bear interest and are shown net of allowances for doubtful accounts of $9.4 million at both June 30, 2018 and December 30, 2017. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on assessment of known troubled accounts, analysis of the aging of our accounts receivable, historical experience, management judgment, and other currently available evidence. We write off accounts receivable against the allowance when we determine a balance is uncollectible and no longer actively pursue collection of the receivable. The amounts of accounts receivable written off were insignificant for all periods presented, and bad debt expense was negligible for all periods presented.

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

Our equity investments in privately held companies, considered VIE's, that we are not required to consolidate are accounted for under the cost method, as assessed under ASC 325-20, "Cost Method Investments." These investments are reviewed on a quarterly basis to determine if their values have been impaired and adjustments are recorded as necessary. We assess the potential impairment of these investments by applying a fair value analysis using a revenue multiple approach. Declines in value that are judged to be other-than-temporary are reported in Other (expense) income, net in the accompanying Consolidated Statements of Operations with a commensurate decrease in the carrying value of the investment (see "Note 9 - Cost Method Investment and Collaborative Arrangement"). Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. Goodwill is not amortized, but instead is tested for impairment annually or more frequently if certain indicators of impairment are present. We do not expect goodwill impairment to be tax deductible for income tax purposes.

In the second quarter of 2018, we made the strategic decision to discontinue our millimeter wave business. We determined that this action constituted a triggering event related to goodwill, and we evaluated our goodwill balance as of June 30, 2018. We concluded that goodwill was not impaired, and no impairment charges relating to goodwill were recorded for the first six months of fiscal 2018. See Notes 6, 7, 8 and 13 regarding charges and costs related to the discontinuation of our millimeter wave business. No impairment charges relating to goodwill were recorded for the first six months of fiscal 2017 as no indicators of impairment were present.

During the second quarter and first six months of fiscal 2018, there have been no changes to the Goodwill balance of $267.5 million presented in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

New Accounting Pronouncements

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and will also require significant additional disclosures about the amount, timing, and uncertainty of cash flows from leases. Substantially all leases, including current operating leases, will be recognized by lessees on their balance sheet as a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 initially required entities to adopt the standard using a modified retrospective transition method. In July 2018, the FASB issued certain updates including ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provide transition practical expedients allowing companies to adopt the new standard with a cumulative effect adjustment as of the beginning of the year of adoption with prior year comparative financial information and disclosures remaining as previously reported. We are currently evaluating the optional transition practical expedients, as well as the impact of the new guidance on our consolidated financial statements and related disclosures, including the increase in the assets and liabilities on our balance sheet, and the impact on our current lease portfolio from both a lessor and lessee perspective. To facilitate this, we are utilizing a comprehensive approach to review our lease portfolio, as well as assessing system requirements and control implications. We believe that we have sufficient time and resources to complete our implementation efforts no later than the first quarter of fiscal 2019.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which largely aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. The ASU also clarifies that any share-based payment issued to a customer should be evaluated under ASC 606, Revenue from Contracts with Customers. The ASU requires a modified retrospective transition approach. This new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We do not expect the adoption of this accounting standard update to have a material impact on our consolidated financial statements.

Note 2 - Revenue from Contracts with Customers

We adopted ASC 606 effective on December 31, 2017, the first day of our 2018 fiscal year, using the modified retrospective method. Under the guidance in effect prior to the adoption of ASC 606, we deferred the recognition of revenue and the cost of revenue from certain sales until the distributors of our products reported that they had sold the products to their customers (known as “sell-through” revenue recognition). Under ASC 606, we recognize revenue on sales to all distributors upon shipment and transfer of control. Under ASC 606, we will also recognize certain licensing revenues that were not recognizable under previous GAAP due to the fixed and determinable revenue recognition criteria not being met. As a result of this adoption, we revised our accounting policy for revenue recognition as detailed below.

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

Product Revenue

Identify the contract with a customer - Our product revenues consist of sales to original equipment manufacturers, or OEMs, and distributors. We consider customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. In certain cases we consider firm forecasts that are agreed to by both us and the customer to be contracts. For sales to distributors, we have concluded that our contracts are with the distributor, rather than with the distributor’s end customer, as we hold a contract bearing enforceable rights and obligations only with the distributor. As part of our consideration of the contract, we evaluate certain factors including the customer’s ability to pay (or credit risk).

Identify the performance obligations in the contract - For each contract, we consider our promise to transfer each distinct product to be the identified performance obligations.

Determine the transaction price - In determining the transaction price, we evaluate whether the set contract price is subject to refund or adjustment to determine the net consideration to which we expect to be entitled. As our standard payment terms are less than one year, we have elected to apply the practical expedient to not assess whether a contract has a significant financing component.

Sales to most distributors are made under terms allowing certain price adjustments and limited rights of return of our products held in their inventory or upon sale to their end customers. Revenue from sales to distributors is recognized upon the transfer of control to the distributor, which generally occurs upon shipment of product to the distributor. Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At the time the distributor invoices its customer or soon thereafter, the distributor submits a “ship and debit” price adjustment claim to us to adjust the distributor’s cost from the standard price to the pre-approved lower price. After we verify that the claim was pre-approved, a credit memo is issued to the distributor for the ship and debit claim. In determining the transaction price, we consider ship and debit price adjustments to be variable consideration. Such price adjustments are estimated using the expected value method based on an analysis of historical ship and debit claims, at the distributor and product level, over a period of time considered adequate to account for current pricing and business trends. Any differences between the estimated consideration and the actual amount received from the customer is recorded in the period that the actual consideration becomes known. Most of our distributors are entitled to limited rights of return, referred to as stock rotation, not to exceed 5% of billings, net of returns and ship and debit price adjustments. Stock rotation reserves are based on historical return rates and recorded as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned.

Sales to OEMs and certain distributors are made under terms that do not include rights of return or price concessions after we ship the product. Accordingly, the transaction price equals the invoice price and there is no variable consideration.

Allocate the transaction price to each performance obligation in the contract - Because our product revenue contracts generally include the delivery of a certain quantity of semiconductors as the single performance obligation, we do not need to allocate revenue across distinct performance obligations. However, we frequently receive orders for products to be delivered over multiple dates that may extend across several reporting periods. We invoice for each delivery upon shipment and recognize revenues for each distinct product delivered, assuming transfer of control has occurred. Payment term for invoices are generally 30 to 60 days.

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

Determine the transaction price - Our HDMI and MHL standards revenue, as well as certain IP licenses, include variable consideration in the form of usage-based royalties. We apply the provisions of ASC 606 in accounting for these types of arrangements, whereby we do not include estimated royalties in the transaction price at the origination of the contract but rather recognize royalty revenue as usage occurs.

HDMI royalty revenue is determined by a contractual allocation formula agreed to by the Founders of the HDMI consortium. The contractual allocation formula is subject to periodic adjustment, generally every three years. The most recent royalty sharing formula covered the period from January 1, 2014 through December 31, 2016, and an interim agreement covering the period from January 1, 2017 through December 31, 2017 was signed in the second quarter of fiscal 2018. However, a new agreement covering the period beginning January 1, 2018 is yet to be signed. While a new royalty sharing agreement is being negotiated with the other Founders of the HDMI consortium, the HDMI agent is unable to distribute the majority of the royalties collected to the Founders. We are recording revenue based on our estimated share of the royalties. This estimate will be adjusted once the Founders finalize the agreement.

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

Impact on Financial Statements

We adopted ASC 606 on December 31, 2017 using the modified retrospective method. Under this transition method, we applied the provisions of the new standard to all open customer contracts as of the date of adoption and recorded the cumulative effect of adoption to Accumulated Deficit on December 31, 2017. We have not restated any prior financial statements presented. ASC 606 requires us to disclose the effect of adoption on each financial statement line item in the current reporting period during 2018 as compared to the guidance that was in effect in 2017, and an explanation of the reasons for significant changes. Such information is as follows:

Condensed Consolidated Statement of Operations
	Three months ended June 30, 2018			Six months ended June 30, 2018
(In thousands, except per share data)	As reported under new standard	Adjustments	Pro forma as if previous standard was in effect	As reported under new standard	Adjustments	Pro forma as if previous standard was in effect
Product revenue	98,294	(4,084)	94,210	193,403	(12,349)	181,054
Licensing and services revenue	4,421	4,399	8,820	7,935	3,187	11,122
Cost of product revenue	52,208	(1,725)	50,483	94,310	(5,544)	88,766
Net (loss) income	(20,223)	2,040	(18,183)	(26,175)	(3,618)	(29,793)

Net (loss) income per share, basic and diluted	(0.16)	0.01	(0.15)	(0.21)	(0.03)	(0.24)

Condensed Consolidated Balance Sheets
	As of June 30, 2018
(In thousands)	As reported under new standard	Adjustments	Pro forma as if previous standard was in effect
Accounts receivable, net of allowance for doubtful accounts	76,566	9,561	86,127
Inventories	65,586	(615)	64,971
Prepaid expenses and other current assets	21,729	(4,472)	17,257
Total assets	623,204	4,474	627,678

Accounts payable and accrued expenses (includes restructuring)	53,500	(28)	53,472
Deferred income and allowances on sales to distributors	—	35,521	35,521
Accumulated deficit	(476,636)	(31,019)	(507,655)
Total liabilities and stockholders' equity	623,204	4,474	627,678

Condensed Consolidated Statement of Cash Flows
	Six months ended June 30, 2018
(In thousands)	As reported under new standard	Adjustments	Pro forma as if previous standard was in effect
Cash flows from operating activities:
Net loss	(26,175)	(3,618)	(29,793)
Accounts receivable, net	(19,654)	(11,369)	(31,023)
Inventories	14,687	245	14,932
Prepaid expenses and other assets	(7,891)	(3,043)	(10,934)
Accounts payable and accrued expenses (includes restructuring)	7,095	(486)	6,609
Deferred income and allowances on sales to distributors	—	18,271	18,271

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

Other matters

We generally provide an assurance warranty that our products will substantially conform to the published specifications for twelve months from the date of shipment. In some case the warranty period may be longer than twelve months. We do not separately price or sell the assurance warranty. Our liability is limited to either a credit equal to the purchase price or replacement of the defective part. Returns under warranty have historically been immaterial. As such, we do not record a specific warranty reserve or consider activities related to such warranty, if any, to be a separate performance obligation.

Under the practical expedient provided by ASC 340, we generally expense sales commissions when incurred because the amortization period would have been less than one year. We record these costs within selling, general and administrative expenses.

Substantially all of our performance obligations are satisfied within twelve months. Accordingly, under the optional exemption provided by ASC 606, we do not disclose revenues allocated to future performance obligations of partially completed contracts.

We do not have any material contract liabilities recorded as of June 30, 2018.

Contract assets relate to our rights to consideration for licenses and royalties due to us as a member of the HDMI consortium, with collection dependent on events other than the passage of time, such as collection of licenses and royalties from customers by the HDMI licensing agent and the finalization of a new royalty sharing agreement. The contract assets are recorded in Prepaid expenses and other current assets in our Consolidated Balance Sheets, and they are transferred to Accounts receivable when the rights become unconditional. As a result of the signing of the HDMI Founders royalty sharing agreement for 2017, we received $6.4 million in cash during the second quarter of fiscal 2018 for fiscal 2017 HDMI royalties. Collection of this amount had no impact on our reported revenues and was recorded as a reduction to the contract asset.

The following table summarizes the activity for our contract assets during the first six months of fiscal 2018:

(In thousands)
Balance as of December 31, 2017	$7,515
Revenues recorded during the period	4,711
Transferred to accounts receivable or collected	(7,754)
Balance as of June 30, 2018	$4,472

Disaggregation of revenue

The following tables provide information about revenue from contracts with customers disaggregated by major class of revenue and by geographical market, based on ship-to location of the end customer, where available, and ship-to location of distributor otherwise:

	Major Class of Revenue	Three Months Ended		Six Months Ended
	(In thousands)	June 30, 2018	July 1, 2017 *	June 30, 2018	July 1, 2017 *
	Product revenue - Distributors	88,790	71,570	174,747	145,650
	Product revenue - Direct	9,504	11,598	18,656	30,187
	Licensing and services revenue	4,421	10,969	7,935	22,887
	Total revenue	102,715	94,137	201,338	198,724

	Revenue by Geographical Market	Three Months Ended		Six Months Ended
	(In thousands)	June 30, 2018	July 1, 2017 *	June 30, 2018	July 1, 2017 *
	Asia	77,899	64,946	149,820	138,404
	Europe	12,162	10,579	24,304	21,659
	Americas	12,654	18,612	27,214	38,661
	Total revenue	102,715	94,137	201,338	198,724

*	As noted above, prior period amounts have not been adjusted under the modified retrospective method of adopting ASC 606 and, therefore, are presented under GAAP in effect during that period.

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

A summary of basic and diluted net loss per share is presented in the following table:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net loss	$(20,223)	$(13,022)	$(26,175)	$(20,297)
Shares used in basic and diluted net loss per share	124,843	122,390	124,460	122,095
Basic and diluted net loss per share	$(0.16)	$(0.11)	$(0.21)	$(0.17)

The computation of diluted net loss per share excludes the effects of stock options, RSUs, and ESPP shares that are antidilutive, aggregating approximately the following number of shares:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Stock options, RSUs, and ESPP shares excluded as they are antidilutive	9,169	6,000	9,376	5,946

Stock options, RSUs, and ESPP shares are considered antidilutive when the aggregate of exercise price and unrecognized stock-based compensation expense are greater than the average market price for our common stock during the period or when the Company is in a net loss position, as the effects would reduce the loss per share. Stock options, RSUs, and ESPP shares that are antidilutive at June 30, 2018 could become dilutive in the future.

Note 4 - Marketable Securities

We classify our marketable securities as short-term based on their nature and availability for use in current operations. In the periods presented, our Short-term marketable securities consisted of government bonds with contractual maturities of up to two years. The following table summarizes the remaining maturities of our Short-term marketable securities at fair value:

(In thousands)	June 30, 2018	December 30, 2017
Short-term marketable securities:
Maturing within one year	$4,990	$4,982
Maturing between one and two years	7,096	—
Total marketable securities	$12,086	$4,982

Note 5 - Fair Value of Financial Instruments

	Fair value measurements as of				Fair value measurements as of
	June 30, 2018				December 30, 2017
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$12,086	$12,086	$—	$—	$4,982	$4,982	$—	$—
Foreign currency forward exchange contracts, net	36	—	36	—	77	—	77	—
Total fair value of financial instruments	$12,122	$12,086	$36	$—	$5,059	$4,982	$77	$—

We invest in various financial instruments that may include corporate and government bonds and notes, commercial paper, and certificates of deposit. In addition, we enter into foreign currency forward exchange contracts to mitigate our foreign currency exchange rate exposure. We carry these instruments at their fair value in accordance with ASC 820, "Fair Value Measurements." The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value, as summarized in "Note 1 - Basis of Presentation and Significant Accounting Policies." There were no transfers between any of the levels during the first six months of fiscal 2018 or 2017.

In accordance with ASC 320, “Investments-Debt and Equity Securities,” we recorded an unrealized gain of less than $0.1 million during the six months ended June 30, 2018 and an unrealized loss of approximately $0.1 million during the six months ended July 1, 2017 on certain Short-term marketable securities (Level 1 instruments), which have been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If we were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a material adverse effect on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive loss.

Note 6 - Discontinuation of Business Unit

In the second quarter of 2018, we made the strategic decision to discontinue our millimeter wave business, which included certain assets related to our Wireless products, and our Board of Directors approved a related internal restructuring plan. This action is designed to improve profitability, reduce our infrastructure costs, and refocus on our core business activities. Approximately $24.3 million of total expense has been recorded in our Consolidated Statements of Operations through June 30, 2018, including $11.9 million charged to Impairment of acquired intangible assets, $8.3 million charged to Cost of product revenue for inventory reserves, and $4.1 million charged to Restructuring charges for severance and other personnel costs, and for other asset restructuring. Notes 7, 8 and 13 provide further details on these charges and costs, all of which are summarized above.

Note 7 - Inventories

(In thousands)	June 30, 2018	December 30, 2017
Work in progress	$44,387	$49,642
Finished goods	21,199	30,261
Total inventories	$65,586	$79,903

In the second quarter of 2018, we made the strategic decision to discontinue our millimeter wave business, which included certain wireless technology inventory items. As such, specific inventory reserves of $8.3 million were taken on product lines that are being eliminated with the discontinuation of our millimeter wave business and were charged to Cost of product revenue in the Consolidated Statements of Operations.

Note 8 - Intangible Assets

In connection with our acquisitions of Silicon Image, Inc. in March 2015 and SiliconBlue Technologies, Inc. in December 2011, we recorded identifiable intangible assets related to developed technology, customer relationships, licensed technology, patents, and in-process research and development based on guidance for determining fair value under the provisions of ASC 820, "Fair Value Measurements." Additionally, during fiscal 2015, we licensed additional third-party technology.

We monitor the carrying value of our intangible assets for potential impairment and test the recoverability of such assets whenever triggering events or changes in circumstances indicate that their carrying amounts may not be recoverable. When we are required to determine the fair value of intangible assets other than goodwill, we use the income approach. We start with a forecast of all expected net cash flows associated with the asset and then apply a discount rate to arrive at fair value.

In the second quarter of 2018, we made the strategic decision to discontinue our millimeter wave business, which included certain wireless technology intangible assets. We determined that this action constituted an impairment indicator related to certain of the developed technology intangible assets acquired in our acquisition of Silicon Image. Our assessment of the fair value of these intangible assets concluded that they had been fully impaired as of June 30, 2018, and we recorded an impairment charge of $11.9 million in the Consolidated Statements of Operations. No impairment charges related to intangible assets were recorded for the first six months of fiscal 2017 as no indicators of impairment were present.

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

On our Consolidated Balance Sheets at June 30, 2018 and December 30, 2017, Intangible assets, net are shown net of accumulated amortization of $110.7 million and $100.3 million, respectively.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Research and development	$123	$141	$250	$314
Amortization of acquired intangible assets	4,523	8,737	10,159	17,251
	$4,646	$8,878	$10,409	$17,565

Note 9 - Cost Method Investment and Collaborative Arrangement

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

Through June 30, 2018, we have reduced the value of our investment by approximately $3.7 million. The net balance of our investment included in Other long-term assets in the Consolidated Balance Sheets is approximately $2.3 million.

At June 30, 2018, our maximum exposure to loss as a result of involvement with this VIE totals $4.7 million, which is comprised of the $2.3 million carrying value of our investment plus $2.4 million of prepaid royalties further described in the section below on the related collaborative arrangement.

We assessed this investment for impairment as of June 30, 2018 by applying a fair value analysis using a revenue multiple approach and concluded that no impairment adjustment was necessary during the second quarter of fiscal 2018. For the second quarter and first six months of fiscal 2017, approximately $0.2 million and $0.5 million, respectively, of impairment of a cost method investment is included in Other (expense) income, net on our Consolidated Statements of Operations.

Collaborative Arrangement

Concurrent with the initiation of the investment discussed above, we entered into a collaborative arrangement with the investee during fiscal 2015. Under this arrangement, the parties undertook the development of certain fast, multi-touch sensing devices for touch screen controller applications. The new development and licensing agreements we entered into in 2017 specified the transfer of certain Intellectual Property ("IP") from the investee to us, payment of royalties from us to the investee and from investee to us for future sales of co-developed products, as well as an agreement to perform certain services for each other at no charge. We will also make quarterly payments to the investee. These will be automatically credited against any future revenue share amount owed to investee and will be accounted for as prepaid royalties under ASC 340. In both the first and second quarters of fiscal 2018, we made quarterly payments of $0.9 million. As of June 30, 2018, expected future royalty prepayments are as follows:

Fiscal year	(in thousands)

2018 (remaining 6 months)	$1,750
2019	$5,000

At June 30, 2018, royalties prepaid to the investee total $2.4 million. Of this amount, approximately $0.4 million is included in Prepaid expenses and other current assets, and approximately $2.0 million is included in Other long-term assets in our Consolidated Balance Sheets. We have not recorded a liability related to the future payments, as the agreement is cancelable.

Note 10 - Accounts Payable and Accrued Expenses

Included in Accounts payable and accrued expenses are the following balances:

(In thousands)	June 30, 2018	December 30, 2017
Trade accounts payable	$30,407	$35,350
Liability for non-cancelable contracts	7,926	7,232
Restructuring	4,778	2,447
Deferred rent	3,832	3,834
Other accrued expenses	6,557	5,542
Total accounts payable and accrued expenses	$53,500	$54,405

Note 11 - Changes in Stockholders' Equity and Accumulated Other Comprehensive Loss

(In thousands)	Common stock	Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balances, December 30, 2017	$1,239	$695,768	$(477,862)	$(1,452)	$217,693
Net loss for the six months ended June 30, 2018	—	—	(26,175)	—	(26,175)
Unrealized gain related to marketable securities, net of tax	—	—	—	2	2
Recognized loss on redemption of marketable securities, previously unrealized	—	—	—	(1)	(1)
Translation adjustments, net of tax	—	—	—	(540)	(540)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of tax	17	5,023	—	—	5,040
Stock-based compensation related to stock options, ESPP and RSUs	—	7,200	—	—	7,200
Accounting method transition adjustment (1)	—	—	27,401	—	27,401
Balances, June 30, 2018	$1,256	$707,991	$(476,636)	$(1,991)	$230,620

(1)
As of the beginning of fiscal 2018, we adopted ASC 606, Revenue from Contracts With Customers, using the modified retrospective transition method. As a result of this adoption, we recorded a cumulative-effect adjustment to Accumulated Deficit, as shown in the table above.

Note 12 - Income Taxes

For the three months ended June 30, 2018 and July 1, 2017, we recorded an income tax expense of approximately $1.3 million and less than $0.1 million, respectively. For the six months ended June 30, 2018 and July 1, 2017, we recorded an income tax expense of approximately $1.9 million and $0.6 million, respectively. The income tax expenses for the three and six month periods ended June 30, 2018 and July 1, 2017 represent tax at the federal, state, and foreign statutory tax rates adjusted for withholding taxes, changes in uncertain tax positions, changes in the U.S. valuation allowance, as well as other non-deductible items in the United States and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three and six months ended June 30, 2018 results from an increase in the valuation allowance that offsets expected tax benefit in the United States, foreign rate differential and withholding taxes, zero tax rate in Bermuda which results in no tax benefit for the pretax loss in Bermuda, and discrete benefit from the release of uncertain tax positions.

Through June 30, 2018, we continued to evaluate the valuation allowance position in the United States and concluded we should maintain a valuation allowance against the net federal and state deferred tax assets. We will continue to evaluate both positive and negative evidence in future periods to determine if more deferred tax assets should be recognized. We don't have a valuation allowance in any foreign jurisdictions as it has been concluded it is more likely than not that we will realize the net deferred tax assets in future periods.

We are subject to federal and state income tax as well as income tax in the various foreign jurisdictions in which we operate. Additionally, the years that remain subject to examination are 2014 for federal income taxes, 2013 for state income taxes, and 2011 for foreign income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward amount. Our income tax returns are not under examination in any jurisdiction.

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

Our liability for uncertain tax positions (including penalties and interest) was $26.6 million and $26.9 million at June 30, 2018 and December 30, 2017, respectively, and is recorded as a component of Other long-term liabilities on our Consolidated Balance Sheets. The remainder of our uncertain tax position exposure of $24.5 million is netted against deferred tax assets.

The Tax Cuts and Jobs Act (the "2017 Tax Act"), enacted December 22, 2017, contains provisions that affect us, but the impact will be absorbed by utilizing NOL carryforwards. Reduction of the corporate tax rate from 35% to 21% reduced the value of our domestic deferred tax assets and reduced our associated full valuation allowance on those assets, resulting in no net impact on our Consolidated Statements of Operation.

U.S. tax reform required a deemed repatriation of deferred foreign earnings as of December 30, 2017 and no future U.S. taxes should be due on these earnings because of enactment of a 100% dividends received deduction. At December 30, 2017, we had no impact from this transition tax due to utilization of NOL carryforwards. Foreign earnings may be subject to withholding taxes if they are distributed and repatriated in the United States.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118"). The SEC issued SAB 118 on December 22, 2017 to address the situation where an SEC reporting company did not have all the necessary information available or analyzed to complete their accounting for the income tax effects of the 2017 Tax Act in the period of enactment. Due to the lack of authoritative guidance issued, complexity, and enactment timing of the 2017 Tax Act, we made a reasonable estimate of the income tax effect of the deemed repatriation of deferred foreign earnings. We may refine this as additional guidance, clarification, and analysis is available. Any changes to our estimate will be reflected in continuing operations in the period the amounts are determined and within the “measurement period” not-to-exceed one year allowed under SAB 118. As of June 30, 2018, we have not completed our accounting for the tax effect of the 2017 Tax Act, and we have made no change to the provisional amounts recorded at December 30, 2017.

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

Note 13 - Restructuring

In June 2018, our Board of Directors approved an internal restructuring plan (the "June 2018 Plan"), which included the discontinuation of our millimeter wave business and the use of certain assets related to our Wireless products, and a workforce reduction. The June 2018 Plan is designed to reduce our infrastructure costs and refocus on our core business activities. Approximately $4.1 million of restructuring expense has been incurred through June 30, 2018 under the June 2018 Plan, and we believe this amount approximates the total costs under the plan and that this plan is substantially complete.

In June 2017, our Board of Directors approved an internal restructuring plan (the "June 2017 Plan"), which included the sale of 100% of the equity of our Hyderabad, India subsidiary and certain assets related to our Simplay Labs testing and certification business, a worldwide workforce reduction, and an initiative to reduce our infrastructure costs. These actions are part of an overall plan to achieve financial targets and to enhance our financial and competitive position by better aligning our revenue and operating expenses. Under this plan, approximately $0.3 million and $2.4 million of expense was incurred during the three months ended June 30, 2018 and July 1, 2017, respectively, and approximately $1.3 million and $2.4 million of expense was incurred during the six months ended June 30, 2018 and July 1, 2017, respectively. Approximately $9.3 million of total expense has been incurred through June 30, 2018 under the June 2017 Plan. We expect the total cost to be approximately $8.0 million to $12.0 million and that it will be substantially completed by the end of the fourth quarter of fiscal 2018.

In September 2015, we implemented a reduction of our worldwide workforce (the "September 2015 Reduction") separate from the March 2015 Plan described below. The September 2015 Reduction was designed to resize the company in line with the market environment and to better balance our workforce with the long-term strategic needs of our business. The September 2015 Reduction is substantially complete subject to certain remaining expected costs that we do not expect to be material, which we will expense as incurred. Under this reduction, no expense and approximately $0.5 million of credit was incurred during the three months ended June 30, 2018 and July 1, 2017, respectively, and no expense and approximately $0.7 million of credit was incurred during the six months ended June 30, 2018 and July 1, 2017, respectively. Approximately $7.2 million of total expense has been incurred through June 30, 2018 under the September 2015 Reduction, and we believe this amount approximates the total costs under the plan.

In March 2015, our Board of Directors approved an internal restructuring plan (the "March 2015 Plan"), in connection with our acquisition of Silicon Image. The March 2015 Plan was designed to realize synergies from the acquisition by eliminating redundancies created as a result of combining the two companies. This included reductions in our worldwide workforce, consolidation of facilities, and cancellation of software contracts and engineering tools. The March 2015 Plan is substantially complete subject to certain remaining expected costs that we do not expect to be material and any changes in sublease assumptions should they occur, which we will expense as incurred. Under this plan, no expense and approximately $0.4 million of credit was incurred during the three months ended June 30, 2018 and July 1, 2017, respectively, and no expense and approximately $0.1 million of credit was incurred during the six months ended June 30, 2018 and July 1, 2017, respectively. Approximately $20.5 million of total expense has been incurred through June 30, 2018 under the March 2015 Plan, and we believe this amount approximates the total costs under the plan.

Substantially all of the expenses recorded in the first quarter of fiscal 2018, and in the second quarter and first six months of fiscal 2017 were under the June 2017 Plan. Substantially all of the expenses in the second quarter of fiscal 2018 were under the June 2018 Plan. These expenses were recorded to Restructuring charges on our Consolidated Statements of Operations.

The restructuring accrual balance is presented in Accounts payable and accrued expenses (includes restructuring) on our Consolidated Balance Sheets. The following table displays the combined activity related to the restructuring actions described above:

(In thousands)	Severance & related *	Lease Termination & Fixed Assets	Software Contracts & Engineering Tools **	Other	Total
Balance at December 31, 2016	$801	$1,036	$25	$12	$1,874
Restructuring charges	1,276	57	—	309	1,642
Costs paid or otherwise settled	(52)	(616)	(25)	(301)	(994)
Balance at July 1, 2017	$2,025	$477	$—	$20	$2,522

Balance at December 30, 2017	$1,192	$870	$360	$25	$2,447
Restructuring charges	3,964	440	913	88	5,405
Costs paid or otherwise settled	(1,443)	(593)	(968)	(70)	(3,074)
Balance at June 30, 2018	$3,713	$717	$305	$43	$4,778

*	Includes employee relocation costs and retention bonuses
**	Includes cancellation of contracts

Note 14 - Long-Term Debt

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million net of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the one-month LIBOR, subject to a 1.00% floor, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 6.92%.

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

In the first quarter of fiscal 2018, we made a required quarterly installment payment of $0.9 million. In the second quarter of fiscal 2018, we made a required excess cash flow payment of $0.2 million, a required quarterly installment payment of $0.9 million, and an additional $10.0 million principal payment. Over the next twelve months, our principal payments will be comprised mainly of regular quarterly installments and a required annual excess cash flow payment.

While the Credit Agreement does not contain financial covenants, it does contain informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. We were in compliance with all such covenants in all material respects at June 30, 2018.

The original issue discount and the debt issuance costs have been accounted for as a reduction to the carrying value of the Term Loan on our Consolidated Balance Sheets and are being amortized to Interest expense in our Consolidated Statements of Operations over the contractual term, using the effective interest method.

The fair value of the Term Loan approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

(In thousands)	June 30, 2018	December 30, 2017
Principal amount	$294,783	$306,791
Unamortized original issue discount and debt costs	(4,558)	(5,616)
Less: Current portion of long-term debt	(24,526)	(1,508)
Long-term debt	$265,699	$299,667

Interest expense related to the Term Loan was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Contractual interest	$4,762	$4,167	$9,290	$8,710
Amortization of debt issuance costs and discount	551	421	1,058	1,354
Total interest expense related to the Term Loan	$5,313	$4,588	$10,348	$10,064

As of June 30, 2018, expected future principal payments on the Term Loan were as follows:

Fiscal year	(in thousands)

2018 (remaining 6 months)	$1,750
2019	26,415
2020	44,204
2021	222,414
$294,783

Note 15 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of products sold	$196	$180	$433	$408
Research and development	837	1,299	2,044	3,149
Selling, general, and administrative	1,367	1,450	4,723	3,215
Total stock-based compensation	$2,400	$2,929	$7,200	$6,772

The stock-based compensation expense included in Selling, general, and administrative expense for the first six months of fiscal 2018 includes approximately $1.4 million of additional one-time expense for acceleration of stock compensation under the CEO separation agreement executed with our former CEO during the first quarter of fiscal 2018.

In fiscal years 2015 through 2017, we granted stock options and RSUs with a market condition to certain executives. The options have a two year vesting period and can vest between 0% and 200% of the target amount, based on the Company's relative Total Shareholder Return ("TSR") when compared to the TSR of a component of companies in the PHLX Semiconductor Sector Index over a two year period. Under the terms of the grants, executives will receive the target amount if the Company’s TSR relative to that of the Index achieves or exceeds the 50th percentile. Executives may receive 200% if the Company’s TSR exceeds the 75th percentile. No vesting occurs if the Company’s TSR does not exceed the 25th percentile. TSR is a measure of stock price appreciation plus dividends paid, if any, in the performance period. The fair values of the options and RSUs were determined and fixed on the date of grant using a lattice-based option-pricing valuation model incorporating a Monte-Carlo simulation and a consideration of the likelihood that we would achieve the market condition.

The following table summarizes the activity for our stock options with a market condition during the first six months of fiscal 2018:

(Shares in thousands)	Unvested	Vested	Total
Balance, December 30, 2017	707	83	790
Vested	(31)	31	—
Exercised	—	(9)	(9)
Canceled	(428)	(10)	(438)
Balance, June 30, 2018	248	95	343

We incurred stock compensation expense related to these market condition awards of $0.2 million and $0.5 million in the second quarter and first six months, respectively, of fiscal 2018 and less than $0.1 million and $0.3 million in the second quarter and first six months, respectively, of fiscal 2017, which is recorded as a component of total stock-based compensation expense.

Note 16 - Contingencies

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

Other Matters

We maintain certain Value-Added Tax ("VAT") benefits derived from our research and development operations that require filing tax exempt status documentation with local taxing authorities. In relation to one of our Chinese legal entities, we are undergoing an audit of this documentation as of June 30, 2018. Due to the uncertainty in both the outcome and the estimated range of any findings, no liability has been accrued as of June 30, 2018. We believe the findings would not have a material impact on our Consolidated Financial Statements and could be in a range from $0 to less than $2 million.

Note 17 - Segment and Geographic Information

Segment Information

In the three and six month periods ended June 30, 2018 and July 1, 2017, respectively, Lattice had one operating segment: the core Lattice business, which includes semiconductor devices, evaluation boards, development hardware, and related intellectual property licensing and sales.

Geographic Information

Our revenue by major geographic area is presented in "Note 2 - Revenue from Contracts with Customers".

Our Property and equipment, net by country at the end of each period was as follows:

(In thousands)	June 30, 2018	December 30, 2017
United States	$27,975	$30,338

China	2,714	4,632
Philippines	3,664	3,883
Taiwan	1,004	958
Japan	361	313
Other	700	299
Total foreign property and equipment, net	8,443	10,085
Total property and equipment, net	$36,418	$40,423

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

Discontinuation of millimeter wave business

In the second quarter of 2018, we made the strategic decision to discontinue our millimeter wave business, which included certain assets related to our Wireless products, and our Board of Directors approved a related internal restructuring plan. This action is designed to improve profitability, reduce our infrastructure costs, and refocus on our core business activities. Approximately $24.3 million of total expense has been recorded in our Consolidated Statements of Operations through June 30, 2018, including $11.9 million charged to Impairment of acquired intangible assets, $8.3 million charged to Cost of product revenue for inventory reserves, and $4.1 million charged to Restructuring charges for severance and other personnel costs, and for other asset restructuring. See Notes 6, 7, 8 and 13 to our consolidated financial statements presented in Part 1, Item 1 of this Report for additional details.

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

Results of Operations

Key elements of our Consolidated Statements of Operations are presented in the following table:

	Three Months Ended				Six Months Ended
(In thousands)	June 30, 2018		July 1, 2017 *		June 30, 2018		July 1, 2017 *
Revenue	$102,715	100.0%	$94,137	100.0%	$201,338	100.0%	$198,724	100.0%

Gross margin	50,248	48.9	51,209	54.4	106,769	53.0	112,041	56.4

Research and development	21,081	20.5	26,820	28.5	44,022	21.9	54,209	27.3
Selling, general and administrative	21,068	20.5	21,938	23.3	48,111	23.9	45,843	23.1
Amortization of acquired intangible assets	4,523	4.4	8,737	9.3	10,159	5.0	17,251	8.7
Restructuring charges	4,376	4.3	1,576	1.7	5,405	2.7	1,642	0.8
Acquisition related charges	864	0.8	867	0.9	1,531	0.8	2,527	1.3
Impairment of intangible assets	11,900	11.6	—	—	11,900	5.9	—	—
Loss from operations	$(13,564)	(13.2)%	$(8,729)	(9.3)%	$(14,359)	(7.1)%	$(9,431)	(4.7)%

* Results for periods in 2017 presented in accordance with ASC 605, which was in effect during that fiscal year.

We adopted ASC 606, Revenue from Contracts with Customers, on December 31, 2017 using the modified retrospective method. We have not restated any prior financial statements presented. See "Note 2 - Revenue from Contracts with Customers" to our consolidated financial statements and the Revenue discussions, below, for the impact of the adoption of ASC 606.

Effective April 17, 2018, we were restricted from selling to ZTE Kangzun Telecom Co. Ltd. (“ZTE”) due to sanctions imposed by the United States Department of Commerce. We believe that this will not have a material effect on either our total revenue or our revenue in Asia, as revenue from ZTE accounted for less than 3% of our total revenue in the first quarter of fiscal 2018. In July 2018, the Department of Commerce lifted the sanctions, subject to ZTE meeting certain requirements. We anticipate that we will continue sales to ZTE after it has done so.

Revenue by End Market

The end market data below is derived from data provided to us by our distributors and end customers. With a diverse base of customers who may manufacture end products spanning multiple end markets, the assignment of revenue to a specific end market requires the use of estimates and judgment. Therefore, actual results may differ from those reported.

Under ASC 606, we recognize certain revenue for which end customers and end markets are not yet known. We assign this revenue first to a specific end market using historical and anticipated usage of the specific products, if possible, and allocate proportionally to the end markets if we cannot identify a specific end market.

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

The following are examples of end market applications:

Communications and Computing	Mobile and Consumer	Industrial and Automotive	Licensing and Services
Wireless	Smartphones	Security and Surveillance	IP Royalties
Wireline	Cameras	Machine Vision	Adopter Fees
Data Backhaul	Displays	Industrial Automation	IP Licenses
Computing	Tablets	Human Computer Interaction	Patent Sales
Servers	Wearables	Automotive	Testing Services
Data Storage	Televisions and Home Theater	Drones

The composition of our revenue by end market is presented in the following table:

	Three Months Ended				Six Months Ended
(In thousands)	June 30, 2018		July 1, 2017 *		June 30, 2018		July 1, 2017 *
Communications and Computing	$29,514	29%	$27,039	29%	$57,653	29%	$57,049	29%
Mobile and Consumer	24,300	24	25,119	27	51,006	25	56,918	29
Industrial and Automotive	44,480	43	31,010	32	84,744	42	61,870	30
Licensing and Services	4,421	4	10,969	12	7,935	4	22,887	12
Total revenue	$102,715	100%	$94,137	100%	$201,338	100%	$198,724	100%

* Results for periods in 2017 presented in accordance with ASC 605, which was in effect during that fiscal year.

Revenue from the Communications and Computing end market increased by 9% for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 due to continued demand increases for server reference design products. Revenue increased 1% for the first six months of fiscal 2018 compared to the first six months of fiscal 2017 as gains in the Computing end market, again due to demand for server reference design devices, and strength at a major telecommunications customer were partially offset by the effects of the U.S. Commerce Department sanctions against ZTE.

Revenue from the Mobile and Consumer end market decreased by 3% for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 and by 10% for the first six months of fiscal 2018 compared to the first six months of fiscal 2017 due to a decline in demand for products supporting a major handset manufacturer, partially offset by home automation and handset screen replacement product increased demand.

Revenue from the Industrial and Automotive end market increased by 43% for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 due to broad market increases in the Industrial end market. Revenue increased by 37% for the first six months of fiscal 2018 compared to the first six months of fiscal 2017 again due to broad market increases in the Industrial end market as well as growth from the products supporting industrial video applications and factory automation robotics applications.

Revenue from the Licensing and Services end market decreased 60% for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 and decreased 65% for the first six months of fiscal 2018 compared to the first six months of fiscal 2017. For both periods, this decrease was predominantly due to revenue from a patent sale in the first half of fiscal 2017 that did not recur in the current period, and by the absence of revenue from Simplay Labs testing activities after the sale of that business unit at the end of the third quarter of fiscal 2017. These decreases are partially offset by HDMI royalties that we recognized as revenue in the second quarter and first six months of fiscal 2018 under ASC 606 but were not able to recognize in the comparable periods of fiscal 2017 under the previous guidance.

We share HDMI royalties with the other HDMI Founders based on an allocation formula, which is reviewed every three years. The most recent royalty sharing formula covered the period from January 1, 2014 through December 31, 2016, and an interim agreement covering the period from January 1, 2017 through December 31, 2017 was signed in the second quarter of fiscal 2018. However, a new agreement covering the period beginning January 1, 2018 is yet to be signed. As a result of the signing of the HDMI Founders royalty sharing agreement for 2017, we received $6.4 million in cash during the second quarter of fiscal 2018 for fiscal 2017 HDMI royalties. Collection of this amount had no impact on our reported revenues and was recorded as a reduction to the contract asset recorded in Prepaid expenses and other current assets in our Consolidated Balance Sheets. This contract asset was recorded in the first quarter of fiscal 2018 with an offset to Accumulated deficit as a cumulative effect adjustment for the adoption of ASC 606.

HDMI royalties are considered variable consideration under the new revenue standard and recognized as royalty revenue as usage occurs. While a new royalty sharing agreement is being negotiated with the other Founders of the HDMI consortium for fiscal 2018, we are estimating our share of royalty revenues under an anticipated new agreement. Before the HDMI royalty sharing agreement is signed, we estimate that we will recognize $1 million to $2 million of additional licensing and services revenue every quarter under ASC 606 that we would not have recognized under previous guidance. Once the HDMI royalty sharing agreement is signed, ongoing fiscal 2018 HDMI royalty revenue recognition under both ASC 606 and previous guidance will be consistent.

For the second quarter of fiscal 2018, adoption of ASC 606 decreased our revenues by $0.3 million compared to revenue that would have been recognized under previous guidance. This was comprised of a $4.1 million increase due to the acceleration of revenue recognition on sales to certain distributors, with $1.8 million attributed to Communications and Computing, $0.3 million attributed to Mobile and Consumer, and $2.0 million attributed to Industrial and Automotive. This was offset by a $4.4 million decrease in licensing and services revenue comprised of $6.4 million in 2017 HDMI royalties collected that are not recorded as revenue in fiscal 2018 under ASC 606, and an increase of $2.0 million, mainly in HDMI royalties and audit settlements for the second quarter of fiscal 2018.

For the first six months of fiscal 2018, adoption of ASC 606 increased our revenues by $9.1 million compared to revenue that would have been recognized under previous guidance. Of this amount, $12.3 million was due to the acceleration of revenue recognition on sales to certain distributors, with $3.3 million attributed to Communications and Computing, $5.1 million attributed to Mobile and Consumer, and $3.9 million attributed to Industrial and Automotive. This was offset by a $3.2 million decrease in licensing and services revenue comprised of $6.4 million in 2017 HDMI royalties collected that are not recorded as revenue in fiscal 2018 under ASC 606, and an increase of $3.2 million, mainly in HDMI royalties and audit settlements for the first six months of fiscal 2018.

Revenue by Geography

We assign revenue to geographies based on ship-to location of the end customer, where available, and based upon the location of the distributor to which the product was shipped otherwise.

The composition of our revenue by geography is presented in the following table:

	Three Months Ended				Six Months Ended
(In thousands)	June 30, 2018		July 1, 2017 *		June 30, 2018		July 1, 2017 *
Asia	$77,899	76%	$64,946	69%	$149,820	74%	$138,404	70%
Europe	12,162	12	10,579	11	24,304	12	21,659	11
Americas	12,654	12	18,612	20	27,214	14	38,661	19
Total revenue	$102,715	100%	$94,137	100%	$201,338	100%	$198,724	100%

* Results for periods in 2017 presented in accordance with ASC 605, which was in effect during that fiscal year.

Revenue in Asia increased 20% for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 and increased 8% for the first six months of fiscal 2018 compared to the first six months of fiscal 2017. Asia revenue is heavily affected by revenue from all of the end markets we serve. The increase in the second quarter of fiscal 2018 was predominately due to strength at a major telecommunications customer, even as we were affected by the U.S. Commerce Department sanctions against ZTE. We also saw increasing demand for our products performing control applications in servers, significant growth in the Consumer space from several handset screen replacement customers, and increased demand from Industrial broad market customers. These increases were partially offset by decline in Asia, primarily due to a major handset manufacturer’s demand decline.

Revenue in Europe increased 15% for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 and increased 12% for the first six months of fiscal 2018 compared to the first six months of fiscal 2017 as the region is showing renewed growth in the broad market, especially in the Industrial end market.

Revenue from the Americas decreased 32% for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 and decreased 30% for the first six months of fiscal 2018 compared to the first six months of fiscal 2017 due to a patent sale that was recognized in the first and second quarters of fiscal 2017 but did not recur in the first and second quarters of fiscal 2018. This was partially offset by other royalty revenue and broad market growth in the region.

For the second quarter of fiscal 2018, adoption of ASC 606 decreased our revenues by $0.3 million compared to revenue that would have been recognized under previous guidance. This was comprised of a $4.1 million increase due to the acceleration of revenue recognition on sales to certain distributors, with $3.4 million attributed to Asia, $0.3 million attributed to Europe, and $0.4 million attributed to the Americas. This was offset by the $4.4 million decrease in licensing and services revenue, attributed to the Americas, described above.

For the first six months of fiscal 2018, adoption of ASC 606 increased our revenues by $9.1 million compared to revenue that would have been recognized under previous guidance. Of this amount, $12.3 million was due to the acceleration of revenue recognition on sales to certain distributors, with $11.0 million of this amount attributed to Asia, and $1.3 million attributed to the Americas. This was offset by the $3.2 million decrease in licensing and services revenue, attributed to the Americas, described above.

Revenue from End Customers

Our top five end customers constituted approximately 17% of our revenue for the second quarter of fiscal 2018, compared to approximately 27% for the second quarter of fiscal 2017. Our top five end customers constituted approximately 17% of our revenue for the first six months of fiscal 2018, compared to approximately 32% for the first six months of fiscal 2017.

Our largest end customer accounted for approximately 5% of total revenue in the second quarter of fiscal 2018 and 9% of total revenue in the first six months of fiscal 2018. Our largest end customer accounted for approximately 9% of total revenue in the second quarter of fiscal 2017 and approximately 10% of total revenue first six months of fiscal 2017. No other customers accounted for more than 10% of total revenue during these periods.

Under ASC 606, we did not have enough information to assign end customers to approximately $4.1 million and $12.3 million of revenue recognized for the three and six months ended June 30, 2018, respectively, on shipments to distributors that have not sold through to end customers.

Revenue from Distributors

Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to our primary distributors is presented in the following table:

	% of Total Revenue		% of Total Revenue
	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017 *	June 30, 2018	July 1, 2017 *
Arrow Electronics Inc.	35%	23%	33%	22%
Weikeng Group	25	26	26	27
All others	26	27	28	24
All distributors **	86%	76%	87%	73%

*	Results for periods in 2017 presented in accordance with ASC 605, which was in effect during that fiscal year.
**	During the first quarter of 2018, we updated our channel categories to group all forms of distribution into a single channel. Prior periods have been reclassified to match current period presentation.

Revenue attributable to revenue streams other than distributors decreased in the second quarter and first six months of fiscal 2018 compared to the second quarter and first six months of fiscal 2017, resulting in increases in distribution revenue as a percentage of total revenue.

The most significant impact of the adoption of ASC 606 was to accelerate the timing of revenue recognition on product shipments to most of our distributors, resulting in an additional $4.1 million and $12.3 million of revenue, respectively in the second quarter and first six months of fiscal 2018. Assuming all other revenue recognition criteria have been met, the new guidance requires us to recognize revenue and costs relating to such sales upon shipment to the distributor - subject to reductions for estimated reserves for price adjustments and returns - rather than upon the ultimate sale by the distributor to its end customer, as was our previous practice. The impact of this change will depend primarily on the level of inventory held by distributors at the beginning and end of each period. To the extent these inventory levels fluctuate significantly, revenue under the new standard could be materially different than that under the previous standard. We anticipate that the benefit to product revenue resulting from distributor inventory inclines will be reduced in the third and, potentially, the fourth quarter of fiscal 2018. We currently expect the adoption of the new standard to increase revenue recognized from distributors in the $3 million to $6 million range in 2018 compared to revenue recognized from distributors under the previous standard in 2017.

Gross Margin

The composition of our gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Gross margin	$50,248	$51,209	$106,769	$112,041
Percentage of net revenue	48.9%	54.4%	53.0%	56.4%
Product gross margin %	46.9%	51.0%	51.2%	53.2%
Licensing and services gross margin %	94.1%	80.1%	96.7%	81.1%

For the second quarter and first six months of fiscal 2018 compared to the second quarter and first six months of fiscal 2017, gross margin decreased by 5.5 and 3.4 percentage points, respectively. This decline was primarily due to the effect of $8.3 million in specific inventory reserves taken on products that are being eliminated with the discontinuation of our millimeter wave business. This was partially offset by decreased volume and costs from the consumer end market. The overall gross margin was also influenced by the relative mix between product revenue and licensing and services revenue. Licensing and services accounted for approximately 4% of total revenue in the second quarter and first six months of fiscal 2018 compared to approximately 12% in the second quarter and first six months of fiscal 2017.

The primary contributor to the 4.1 and 2.0 percentage point decrease in product gross margin in the second quarter and the first six months of fiscal 2018 was the one-time charge of $8.3 million for specific inventory reserves taken on products that are being eliminated with the discontinuation of our millimeter wave business. This was partially offset by decreased volume and costs from the consumer end market.

The 14.0 and 15.6 percentage point increase in licensing and services gross margin in the second quarter and for first six months of fiscal 2018 compared to the respective periods in fiscal 2017, was due primarily to the $18.0 million patent sale that was recognized in two installments during the first six months of fiscal 2017. The costs associated with the patent sale of $3.6 million, primarily the net book value of the patents acquired in our acquisition of Silicon Image, were greater than usual for this category and had a substantial impact on licensing and services gross margin.

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

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	% change	June 30, 2018	July 1, 2017	% change
Research and development	$21,081	$26,820	(21)	$44,022	$54,209	(19)
Percentage of revenue	20.5%	28.5%		21.9%	27.3%
Mask costs included in Research and development	$35	$897	(96)	$521	$1,060	(51)

Research and development expense includes costs for compensation and benefits, stock compensation, development masks, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software to support new products.

The decrease in Research and development expense for the second quarter and first six months of fiscal 2018 compared to the second quarter and first six months of fiscal 2017 is due mainly to the cost reductions realized from restructuring actions and from the sale of assets and a business unit. These savings were predominantly from headcount related expenses, including lower stock compensation expense, and from reductions in time-based licenses. There was also a decrease year-over-year in mask expenses due to the timing of projects.

We believe that a continued commitment to Research and development is essential to maintaining product leadership and providing innovative new product offerings and, therefore, we expect to continue to make significant future investments in Research and development.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	% change	June 30, 2018	July 1, 2017	% change
Selling, general, and administrative	$21,068	$21,938	(4)	$48,111	$45,843	5
Percentage of revenue	20.5%	23.3%		23.9%	23.1%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses.

The decrease in Selling, general, and administrative expense for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 is due mainly to the decrease in royalty expenses, as well as legal fees. The increase in Selling, general, and administrative for the first six months of fiscal 2018 compared to the first six months of fiscal 2017 is due mainly to $2.7 million in one-time costs resulting from our CEO retirement and transition, including accelerated stock compensation, severance expense, and CEO search fees in the first quarter of fiscal 2018, partially offset by decreases in royalty expenses.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	% change	June 30, 2018	July 1, 2017	% change
Amortization of acquired intangible assets	$4,523	$8,737	(48)	$10,159	$17,251	(41)
Percentage of revenue	4.4%	9.3%		5.0%	8.7%

The decrease in Amortization of acquired intangible assets for the second quarter and first six months of fiscal 2018 compared to the second quarter and first six months of fiscal 2017 is primarily due to the reduction of certain intangibles as a result of patent sales and impairment charges in previous periods.

Restructuring Charges

The composition of our Restructuring charges, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	% change	June 30, 2018	July 1, 2017	% change
Restructuring charges	$4,376	$1,576	+100	$5,405	$1,642	+100
Percentage of revenue	4.3%	1.7%		2.7%	0.8%

Restructuring charges include expenses resulting from reductions in our worldwide workforce, consolidation of our facilities, removal of fixed assets from service, and cancellation of software contracts and engineering tools.

In June 2018, our Board of Directors approved an internal restructuring plan (the "June 2018 Plan"), which included the discontinuation of our millimeter wave business and the use of certain assets related to our Wireless products, and a workforce reduction. The June 2018 Plan is designed to reduce our infrastructure costs and refocus on our core business activities. Approximately $4.1 million of restructuring expense has been incurred through June 30, 2018 under the June 2018 Plan, and we believe this amount approximates the total costs under the plan and that this plan is substantially complete.

In June 2017, our Board of Directors approved an internal restructuring plan (the "June 2017 Plan"), which included the sale of 100% of the equity of our Hyderabad, India subsidiary and certain assets related to our Simplay Labs testing and certification business, a worldwide workforce reduction, and an initiative to reduce our infrastructure costs. These actions are part of an overall plan to achieve financial targets and to enhance our financial and competitive position by better aligning our revenue and operating expenses. Under this plan, approximately $0.3 million and $2.4 million of expense was incurred during the three months ended June 30, 2018 and July 1, 2017, respectively, and approximately $1.3 million and $2.4 million of expense was incurred during the six months ended June 30, 2018 and July 1, 2017, respectively. Approximately $9.3 million of total expense has been incurred through June 30, 2018 under the June 2017 Plan. We expect the total cost to be approximately $8.0 million to $12.0 million and that it will be substantially completed by the end of the fourth quarter of fiscal 2018.

The $2.8 million increase in restructuring expense in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017, and the $3.8 million increase in restructuring expense in the first six months of fiscal 2018 compared to the first six months of fiscal 2017, are both driven by significant headcount-related, lease and systems restructuring charges in the current year related to the June 2018 Plan and June 2017 Plan versus substantially smaller charges in the previous year under the June 2017 Plan.

Acquisition Related Charges

The composition of our Acquisition related charges, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	% change	June 30, 2018	July 1, 2017	% change
Acquisition related charges	$864	$867	—	$1,531	$2,527	(39)
Percentage of revenue	0.8%	0.9%		0.8%	1.3%

Acquisition related charges include legal and professional fees directly related to acquisitions. For both the second quarters and first six months of fiscal 2018 and 2017, Acquisition related charges were entirely attributable to legal fees and outside services in connection with our proposed acquisition by Canyon Bridge Acquisition Company, Inc. Although the acquisition was terminated, we continue to incur certain residual legal charges directly related to this transaction. We do not expect significant future residual costs.

Impairment of Intangible Assets

The composition of our Impairment of intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	% change	June 30, 2018	July 1, 2017	% change
Impairment of intangible assets	$11,900	$—	+100	$11,900	$—	+100
Percentage of revenue	11.6%	—%		5.9%	—%

In the second quarter of 2018, we made the strategic decision to discontinue our millimeter wave business, which included certain wireless technology intangible assets. We determined that this action constituted an impairment indicator related to certain of the developed technology intangible assets acquired in our acquisition of Silicon Image. Our assessment of the fair value of these intangible assets concluded that they had been fully impaired as of June 30, 2018, and we recorded an impairment charge of $11.9 million in the Consolidated Statements of Operations.

Interest expense

Interest expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	% change	June 30, 2018	July 1, 2017	% change
Interest expense	$(4,968)	$(4,656)	7	$(10,082)	$(10,224)	(1)
Percentage of revenue	(4.8)%	(4.9)%		(5.0)%	(5.1)%

The increase in Interest expense for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 was largely driven by the increase in the effective interest rate on our long-term debt. The decrease in Interest expense for the first six months of fiscal 2018 compared to the first six months of fiscal 2017 was largely the result of the reduction in the principal balance of our long-term debt as a result of the additional principal payments made in the first six months of fiscal 2018 offset by the increase in the effective interest rate on our long-term debt. See the Credit Arrangements section under Liquidity and Capital Resources for further discussion of the debt.

Other (expense) income, net

The composition of our Other (expense) income, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	% change	June 30, 2018	July 1, 2017	% change
Other (expense) income, net	$(348)	$410	(+100)	$206	$(77)	+100
Percentage of revenue	(0.3)%	0.4%		0.1%	—%

For the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017, the change in Other (expense) income, net is primarily driven by foreign exchange losses in the current quarter versus foreign exchange gains in the second quarter of fiscal 2017. For the first six months of fiscal 2018 compared to the first six months of fiscal 2017, the change in Other (expense) income, net is primarily driven by foreign exchange gains for the first six months of fiscal 2018 compared to exchange losses in the first six months of fiscal 2017.

Income Taxes

The composition of our Income tax expense is presented in the following table:

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	% change	June 30, 2018	July 1, 2017	% change
Income tax expense	$1,343	$47	+100	$1,940	$565	+100

Our Income tax expense for the second quarters of fiscal 2018 and fiscal 2017 is composed primarily of foreign income and withholding taxes, partially offset by benefits resulting from the release of uncertain tax positions due to statute of limitation expirations that occurred in the respective periods. The increase in expense in the second quarter and the first six months of fiscal 2018 as compared to the second quarter and first six months of fiscal 2017 is primarily due to increased foreign withholding taxes related to HDMI royalty distributions received in the second quarter of fiscal 2018.

We are not currently paying U.S. federal income taxes and do not expect to pay such taxes until we fully utilize our tax net operating loss and credit carryforwards. We expect to pay a nominal amount of state income tax. We are paying foreign income taxes, which are primarily related to withholding taxes on income from foreign royalties, foreign sales, and the cost of operating offshore research and development, marketing, and sales subsidiaries. We accrue interest and penalties related to uncertain tax positions in income tax expense on our Consolidated Statements of Operations. The inherent uncertainties related to the geographical distribution and relative level of profitability among various high and low tax jurisdictions make it difficult to estimate the impact of the global tax structure on our future effective tax rate.

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

We believe that our financial resources will be sufficient to meet our working capital needs through at least the next 12 months. As of June 30, 2018, we did not have significant long-term commitments for capital expenditures. In the future, and to the extent our Credit Agreement permits, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, completing other acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain equity or additional debt financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain equity or additional debt financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs, which financing may now be more difficult to obtain in light of our indebtedness related to the Credit Agreement.

Cash, cash equivalents, and short-term marketable securities

(In thousands)	June 30, 2018	December 30, 2017	$ Change
Cash and cash equivalents	$93,699	$106,815	$(13,116)
Short-term marketable securities	12,086	4,982	7,104
Total Cash and cash equivalents and Short-term marketable securities	$105,785	$111,797	$(6,012)

As of June 30, 2018, we had total Cash, cash equivalents, and short-term marketable securities of $105.8 million, of which approximately $74.3 million in Cash and cash equivalents was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of June 30, 2018, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in Cash, cash equivalents, and short-term marketable securities of $6.0 million between December 30, 2017 and June 30, 2018 was primarily driven by $12.0 million cash used in the repayment of debt and $8.1 million of cash used in capital expenditures and payment for software licenses, partially offset by $9.6 million in cash provided by operations, and $5.0 million cash provided by the issuance of common stock upon the exercise of stock options, net of withholding taxes on the vesting of RSUs.

Accounts receivable, net

(In thousands)	June 30, 2018	December 30, 2017	Change
Accounts receivable, net	$76,566	$55,104	$21,462
Days sales outstanding - Overall	68	53	15

Accounts receivable, net as of June 30, 2018 increased by $21.5 million, or 39%, compared to December 30, 2017. A majority of the increase resulted from a $35.0 million increase in distributor inventory and billings to support the near-term demand from increasing server deployments and consumer applications, partially offset by $9.6 million in additional ship and debit and return accruals recorded in the first six months of fiscal 2018 due to adoption of ASC 606 that were not recorded as of the end of fiscal 2017.

The increase in overall days sales outstanding of 15 days to 68 days at June 30, 2018 from 53 days at December 30, 2017 is mainly due the changes in distributor accounts receivable as a result of increased distributor inventory and adoption of ASC 606 discussed above.

Inventories

(In thousands)	June 30, 2018	December 30, 2017	Change
Inventories	$65,586	$79,903	$(14,317)
Months of inventory on hand	3.8	5.4	(1.6)

Inventories as of June 30, 2018 decreased $14.3 million, or 18%, compared to December 30, 2017 due to $8.3 million as a result of specific inventory reserves taken on products that are being eliminated with the discontinuation of our millimeter wave business, and through a concentrated effort to improve inventory turnover and cash flows. The reduction was a result of having better systems visibility to actively manage inventory levels based on the demand associated with specific products.

The months of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of sales in that quarter. Our months of inventory on hand decreased to 3.8 months at June 30, 2018 from 5.4 months at December 30, 2017. Major factors resulting in the decrease are consistent with those noted above in the change in inventories.

Credit Arrangements

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million, net of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the one-month LIBOR, subject to a 1.00% floor, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 6.92%.

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

In the first quarter of fiscal 2018, we made a required quarterly installment payment of $0.9 million. In the second quarter of fiscal 2018, we made a required excess cash flow payment of $0.2 million, a required quarterly installment payment of $0.9 million, and an additional $10.0 million principal payment. Over the next twelve months, our principal payments will be comprised mainly of regular quarterly installments and a required annual excess cash flow payment.

While the Credit Agreement does not contain financial covenants, it does contain informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. We were in compliance with all such covenants in all material respects at June 30, 2018.

As of June 30, 2018, we had no significant long-term purchase commitments for capital expenditures or existing used or unused credit arrangements.

Contractual Cash Obligations

There have been no material changes to our contractual obligations outside of the ordinary course of business in the first six months of fiscal 2018, as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 30, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements of the type described by Item 303(a)(4) of SEC Regulation S-K.

Non-GAAP Financial Measures

To supplement our consolidated financial results presented in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), we also present non-GAAP financial measures which are adjusted from the most directly comparable U.S. GAAP financial measures. The non-GAAP measures set forth below exclude charges and adjustments primarily related to stock-based compensation, restructuring plans and related charges, acquisition-related charges, amortization of acquired intangible assets, impairment of intangible assets, and the estimated tax effect of these items. These charges and adjustments may be recurring in nature but are a result of periodic or non-core operating activities of the Company.

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

These non-GAAP measures are included solely for informational and comparative purposes and are not meant as a substitute for GAAP and should be considered together with the consolidated financial information located in this report. Pursuant to the requirements of Regulation S-K and to make clear to our investors the adjustments we make to U.S. GAAP measures, we have provided the following reconciliations of non-GAAP measures to the most directly comparable U.S. GAAP financial measures.

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share data)	Three Months Ended		Six Months Ended
(unaudited)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Gross Margin Reconciliation
GAAP Gross margin	$50,248	$51,209	$106,769	$112,041
Inventory write-off related to restructured operations	8,277	—	8,277	—
Stock-based compensation expense - gross margin	196	180	433	408
Non-GAAP Gross margin	$58,721	$51,389	$115,479	$112,449

Gross Margin % Reconciliation
GAAP Gross margin %	48.9%	54.4%	53.0%	56.4%
Cumulative effect of non-GAAP Gross Margin adjustments	8.3%	0.2%	4.4%	0.2%
Non-GAAP Gross margin %	57.2%	54.6%	57.4%	56.6%

Operating Expenses Reconciliation
GAAP Operating expenses	$63,812	$59,938	$121,128	$121,472
Amortization of acquired intangible assets	(4,523)	(8,737)	(10,159)	(17,251)
Restructuring charges	(4,376)	(1,576)	(5,405)	(1,642)
Acquisition related charges (1)	(864)	(867)	(1,531)	(2,527)
Impairment of acquired intangible assets	(11,900)	—	(11,900)	—
Stock-based compensation expense - operations	(2,204)	(2,749)	(6,767)	(6,364)
Non-GAAP Operating expenses	$39,945	$46,009	$85,366	$93,688

(Loss) Income from Operations Reconciliation
GAAP Loss from operations	$(13,564)	$(8,729)	$(14,359)	$(9,431)
Inventory write-off related to restructured operations	8,277	—	8,277	—
Stock-based compensation expense - gross margin	196	180	433	408
Amortization of acquired intangible assets	4,523	8,737	10,159	17,251
Restructuring charges	4,376	1,576	5,405	1,642
Acquisition related charges (1)	864	867	1,531	2,527
Impairment of acquired intangible assets	11,900	—	11,900	—
Stock-based compensation expense - operations	2,204	2,749	6,767	6,364
Non-GAAP Income from operations	$18,776	$5,380	$30,113	$18,761

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures (continued)

(In thousands, except per share data)	Three Months Ended		Six Months Ended
(unaudited)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
(Loss) Income from Operations % Reconciliation
GAAP Loss from operations %	(13.2)%	(9.3)%	(7.1)%	(4.7)%
Cumulative effect of non-GAAP Gross Margin and Operating adjustments	31.5%	15.0%	22.1%	14.1%
Non-GAAP Income from operations %	18.3%	5.7%	15.0%	9.4%

Income Tax Expense Reconciliation
GAAP Income tax expense	$1,343	$47	$1,940	$565
Estimated tax effect of non-GAAP Adjustments (2)	(258)	663	(196)	360
Non-GAAP Income tax expense	$1,085	$710	$1,744	$925

Net (Loss) Income Reconciliation
GAAP Net loss	$(20,223)	$(13,022)	$(26,175)	$(20,297)
Inventory write-off related to restructured operations	8,277	—	8,277	—
Stock-based compensation expense - gross margin	196	180	433	408
Amortization of acquired intangible assets	4,523	8,737	10,159	17,251
Restructuring charges	4,376	1,576	5,405	1,642
Acquisition related charges (1)	864	867	1,531	2,527
Impairment of acquired intangible assets	11,900	—	11,900	—
Stock-based compensation expense - operations	2,204	2,749	6,767	6,364
Gain on sale of assets and business unit	—	(300)	—	(300)
Estimated tax effect of non-GAAP Adjustments (2)	258	(663)	196	(360)
Non-GAAP Net income	$12,375	$124	$18,493	$7,235

Net Income (Loss) Per Share Reconciliation
GAAP Net loss per share - basic and diluted	$(0.16)	$(0.11)	$(0.21)	$(0.17)
Cumulative effect of Non-GAAP adjustments	0.26	0.11	0.36	0.23
Non-GAAP Net income per share - basic and diluted	$0.10	$—	$0.15	$0.06

Shares used in per share calculations:
Basic	124,843	122,390	124,460	122,095
Diluted - GAAP	124,843	122,390	124,460	122,095
Diluted - non-GAAP (3)	125,620	124,527	125,432	124,276

(1)	Legal fees and outside services that were related to our proposed acquisition by Canyon Bridge Acquisition Company, Inc.
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

While our revenues and the majority of our expenses are denominated in U.S. dollars, we collect an annual Japanese consumption tax refund in yen, and as a result of having various international subsidiary and branch operations, our financial position and results of operations are subject to foreign currency exchange rate risk.

We mitigate the resulting foreign currency exchange rate exposure by entering into foreign currency forward exchange contracts, details of which are presented in the following table:

	June 30, 2018	December 30, 2017
Total cost of contracts for Japanese yen (in thousands)	$1,031	$2,204
Number of contracts	1	2
Settlement month	June 2019	June 2018

Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges under U.S. GAAP and as such are adjusted to fair value through Other (expense) income, net. We do not engage in speculative trading in any financial or capital market.

The net fair value of these contracts was favorable by less than $0.1 million at June 30, 2018 and favorable by approximately $0.1 million at December 30, 2017. A hypothetical 10% unfavorable exchange rate change in the yen against the U.S. dollar would have resulted in an unfavorable change in net fair value of approximately $0.1 million at June 30, 2018 and approximately $0.2 million at December 30, 2017. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

Interest Rate Risk

At June 30, 2018, we had $294.8 million outstanding on the original $350 million term loan outstanding under our Credit Agreement, with a variable contractual interest rate based on the one-month LIBOR as of June 30, 2018, subject to a 1.00% floor, plus a spread of 4.25%. A hypothetical increase in the one-month LIBOR by 1% (100 basis points) would increase our interest expense by approximately $0.7 million per quarter during fiscal 2018.

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

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2018 because we continue to implement the steps to remediate the material weakness described in Item 9A of our Annual Report on Form 10-K for the year ended December 30, 2017 and summarized below. Notwithstanding such material weakness in internal control over financial reporting, our management concluded that the consolidated financial statements in this quarterly report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

The material weakness in our internal control over financial reporting that led management to conclude that disclosure controls and procedures were not effective is more fully described in "Management’s Report on Internal Control over Financial Reporting" in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 30, 2017. During fiscal 2017, we did not conduct an effective risk assessment over significant unusual transactions and as a result, did not design and implement control activities over the accounting for those significant unusual transactions. These deficiencies could impact any of the amounts reported in our financial statements. The control deficiencies resulted in certain immaterial misstatements, which were corrected in the consolidated financial statements as of and for the year ended December 30, 2017 prior to issuance as well as other immaterial misstatements that were not corrected. Because the control deficiencies created a reasonable possibility that a material misstatement in the annual or interim consolidated financial statements would not be prevented or detected on a timely basis, they represented a material weakness and, accordingly, management concluded its internal control over financial reporting was ineffective as of December 30, 2017.

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

In Item 9A of our Annual report on Form 10-K for the year ended December 30, 2017, we disclosed a material weakness in internal control over financial reporting as a result of not conducting an effective risk assessment over significant unusual transactions and as a result, not designing and implementing control activities over the accounting for those significant unusual transactions. In response to the material weakness, management identified remediation steps to address such material weakness and has begun to take specific actions to address these issues. These actions are currently underway and include:

•
Timely reviews with the Controller and/or CFO regarding technical accounting conclusions to ensure an effective risk assessment is performed to identify and assess changes within the business and external environment that may impact financial reporting;

•	Routine Disclosure Committee meetings to highlight and identify unique or non-recurring transactions or events, the accounting for these matters and the associated relevant risk assessments;

•	Expanded and augmented the members of the Disclosure Committee to include representatives from the Executive Leadership Team; and

•	Continue the risk assessment reviews, as warranted, with the Audit Committee

These improvements are targeted at strengthening our internal control over financial reporting and remediating the material weakness disclosed above. We remain committed to effective disclosure controls and procedures and an effective internal control environment and management believes that these actions, and the improvements management expects to achieve as a result, will remediate the material weakness. However, the process of improvement and remediation is ongoing as of June 30, 2018, and the material weaknesses in our internal control over financial reporting and our disclosure controls and procedures will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively.

Other than the material weakness remediation plan described above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15(d) - 15(f) under the Exchange Act) that occurred during the second quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The information set forth above under "Note 16 - Contingencies - Legal Matters" contained in the Notes to Consolidated Financial Statements is incorporated herein by reference.

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

If for any reason the foundries are unable to, or do not manufacture sufficient quantities of our products or continue to manufacture a product for the full life of the product, we may be required to prematurely limit or discontinue the sales of certain products or incur significant costs to transfer products to other foundries, and our customer relationships and operating results could be adversely affected. In addition, weak economic conditions or political instability may adversely impact the financial health and viability of the foundries and cause them to limit or discontinue their business operations, resulting in shortages of supply and an inability to meet their commitments to us, which could adversely affect our financial condition and operating results.

A disruption of one or more of our foundry partners' operations as a result of a fire, earthquake, act of terrorism, political or labor unrest, governmental uncertainty, war, disease, or other natural disaster or catastrophic event, or any other reason, could disrupt our wafer supply and could adversely affect our operating results.

Establishing, maintaining and managing multiple foundry relationships requires the investment of management resources as well as additional costs. If we fail to maintain our foundry relationships, or elect or are required to change foundries, we may incur significant costs and manufacturing delays. The success of certain of our next generation products is dependent upon our ability to successfully partner with Fujitsu, Taiwan Semiconductor, Seiko Epson, and other foundry partners. If for any reason one or more of our foundry partners does not provide its facilities and support for our development efforts, we may be unable to effectively develop new products in a timely manner.

Should a change in foundry relationships be required, we may be unsuccessful in establishing new foundry relationships for our current or next generation products, or we may incur substantial cost or manufacturing delays until we form and ramp relationships and migrate products, all of which could adversely affect our operating results.

We depend on distributors to generate a significant portion of our revenue and complete order fulfillment and any adverse change in our relationship or our distributors' financial health, reduction of selling efforts, or inaccuracy in resale reports could harm our sales or result in misreporting our results. Also, new revenue recognition standards may require us to book revenue from distributors that is in excess of actual end customer demand.

We depend on our distributors to sell our products to end customers, complete order fulfillment, and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. Revenue attributable to distributors accounted for 87% of our total revenue in the first six months of fiscal 2018, with two distributors accounting for 59% of our total revenue in the first six months of fiscal 2018.

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

The financial health of our distributors is important to our success. Economic conditions may adversely impact the financial health of one or more of our distributors. This could result in the inability of distributors to finance or pay for the purchase of our products or cause the distributors to delay payment of their obligation to us and increase our credit risk. We have significant outstanding receivables with our top distributors. If the financial health of our distributors impairs their performance and we are unable to secure alternate distributors, or if one or more of our distributors fails to pay its receivables, our financial condition and results of operations may be negatively impacted.

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

The most significant impact of our adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) is to accelerate the timing of revenue recognition on product shipments to most of our distributors. Assuming all other revenue recognition criteria have been met, the new guidance requires us to recognize revenue and costs relating to such sales upon shipment to the distributor - subject to reductions for estimated reserves for price adjustments and returns - rather than upon the ultimate sale by the distributor to its end customer, as was our previous practice. The impact of this change will depend primarily on the level of inventory held by distributors at the beginning and end of each period. To the extent these inventory levels fluctuate significantly, including as a result of a distributor building inventory in advance of clear and actual demand, revenue under the new standard could be materially different than that under the previous standard. For example, for the three and six months ended June 30, 2018, adoption of ASC 606 accelerated our revenue recognition of $4.1 million and $12.3 million, respectively, on sales to certain distributors that have not sold through to end customers. The new standard requires recognition of revenue based on significant estimates that could differ materially from actual results.

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

Our future growth and the success of new product introductions depend upon numerous factors, including:

•	timely completion and introduction of new product designs;

•	ability to generate new design opportunities and design wins, including those which result in sales of significant volume;

•	availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;

•	ability to utilize advanced manufacturing process technologies;

•	achieving acceptable yields and obtaining adequate production capacity from our wafer foundries and assembly and test subcontractors;

•	ability to obtain advanced packaging;

•	availability of supporting software design tools;

•	utilization of predefined IP logic;

•	market acceptance of our MHL-enabled and mobile products;

•	customer acceptance of advanced features in our new products;

•	availability of competing alternative technologies; and

•	market acceptance of our customers' products.

Our product innovation and development efforts may not be successful; our new products and MHL-enabled products may not achieve market or customer acceptance; and we may not achieve the necessary volume of production to achieve acceptable cost. Revenue relating to our mature products is expected to decline in the future, which is normal for our product life cycles. As a result, we may be increasingly dependent on revenue derived from our newer products as well as anticipated cost reductions in the manufacture of our current products. We rely on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining acceptable margins. To the extent such cost reductions and new product introductions do not occur in a timely manner, or that our products do not achieve market acceptance or market acceptance at acceptable pricing, our forecasts of future revenue, financial condition, and operating results could be materially adversely affected.

We depend on a concentrated group of customers for a significant portion of our revenues. If any of these customers reduce their use of our products, our revenue could decrease significantly.

A significant portion of our revenue depends on sales to a limited number of customers. In the second quarter of fiscal 2018, our largest end customer accounted for approximately 5% of our total revenue, and our top five end customers accounted for approximately 17% of our total revenue. During the first quarter of fiscal 2018, approximately 3% of our total revenue came from ZTE Kangzun Telecom Co. Ltd. (“ZTE”) before we were restricted from selling to ZTE due to sanctions imposed by the United States Department of Commerce. Although sanctions against ZTE are being lifted, if ZTE again becomes subject, or if other customers become subject, to sanctions by the United States Department of Commerce or if our customers are affected by tariffs or other government trade restrictions, our business and financial condition could be adversely affected. If our relationships with any material customers were to diminish, if these customers were to develop their own solutions or adopt alternative solutions or competitors' solutions, or if our relationship with any future customer which accounts for a significant portion of our revenue were to diminish due to these or other factors, our results could be adversely affected.

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

In connection with our acquisition of Silicon Image, we entered into a secured Credit Agreement providing for a $350 million term loan that matures on March 10, 2021. Our obligations under the Credit Agreement are guaranteed by our U.S. subsidiaries. Our obligations include a requirement to pay quarterly installments of approximately $0.9 million and up to 75% of our annual excess cash flow toward repayment of the facility, with the remaining balance due upon maturity. Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot provide assurance that our business operations will generate sufficient cash flow from operations to fund these debt service obligations. If we are unable to service our debt, we may need to sell material assets, restructure or refinance our debt, or seek additional equity capital. Prevailing economic conditions and global credit markets could adversely impact the availability of debt or equity financing on terms acceptable to us.

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

If we breach a loan covenant, the lenders could accelerate the repayment of the term loan. We might not have sufficient assets to repay such indebtedness upon acceleration. If we are unable to repay or refinance the indebtedness upon acceleration or at maturity, the lenders could initiate a bankruptcy proceeding against us or collection proceedings with respect to our assets and subsidiaries securing the facility, which could materially decrease the value of our common stock.

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

We derive the majority of our revenue from sales outside of the United States. Accordingly, if we experience a decline in foreign sales, our operating results could be adversely affected. Our foreign sales are subject to numerous risks, including:

•	changes in local economic conditions;

•	currency exchange rate volatility;

•	governmental stimulus packages, controls, tariffs and trade disputes or restrictions;

•	governmental policies that promote development and consumption of domestic products;

•	export license requirements, foreign trade compliance matters, and restrictions on the use of technology;

•	political instability, war, terrorism, or pandemic disease;

•	changes in tax rates, tariffs, or freight rates;

•	reduced protection for intellectual property rights;

•	longer receivable collection periods;

•	natural or man-made disasters in the countries where we sell our products;

•	interruptions in transportation;

•	interruptions in the global communication infrastructure; and

•	labor regulations.

Any of these factors could adversely affect our financial condition and results of operations in the future. For instance, in the past we sold products to ZTE and had anticipated doing so throughout fiscal 2018. However, during the second quarter of fiscal 2018 we were restricted from selling to ZTE due to sanctions imposed by the United States Department of Commerce. While the sanctions against ZTE are being lifted by the Department of Commerce, any additional sanctions or other government actions in response to such sanctions that affect our distributors or customers could adversely affect our financial condition and results of operations.

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

General economic conditions and deterioration in the global business environment, including as a result of trade disputes, could have a material adverse effect on our business, operating results, and financial condition.

Adverse economic conditions or our customers’ perceptions of the economic environment may negatively affect customer demand for our products and services and result in delayed or decreased spending. Several factors contribute to these weak economic conditions, including volatility in the financial markets, lower levels of consumer liquidity, higher interest rates, price increases for materials and components, and political uncertainty, such as the trade and tariff actions recently announced by the United States, China and other countries. Weak global economic conditions in the past have resulted in weak demand for our products in certain geographies and had an adverse impact on our results of operations. If global economic conditions weaken, our business could be harmed due to customers or potential customers reducing or delaying orders. In addition, the inability of customers to obtain credit, the insolvency of one or more customers, tariffs applicable to our customers’ products, or the insolvency of key suppliers could result in sales or production delays. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, require additional restructuring actions, and decrease our revenue and profitability. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

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

We have also generated revenue from the sale of certain patents from our portfolio, generally for technology that we are no longer actively developing. While we plan to continue to monetize our patent portfolio through sales of non-core patents, we may not be able to realize adequate interest or prices for those patents. Accordingly, we cannot provide assurance that we will continue to generate revenue from these sales. In addition, although we seek to be strategic in our decisions to sell patents, we might incur reputational harm if a purchaser of our patents sues one of our customers for infringement of the purchased patent, and we might later decide to enter a space that requires the use of one or more of the patents we sold. In addition, as we sell groups of patents, we no longer have the opportunity to further sell or to license those patents and receive a continuing royalty stream.

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

These and other integral business activities outside of the United States are subject to the operational challenges, risks and uncertainties associated with conducting business in foreign economic and regulatory environments including trade barriers; economic sanctions; environmental regulations; import and export regulations; duties and tariffs and other trade restrictions; changes in trade policies; anti-corruption laws; domestic and foreign governmental regulations; potential vulnerability of and reduced protection for intellectual property; disruptions or delays in production or shipments; and instability or fluctuations in currency exchange rates, any of which could have a material adverse effect on our business, financial condition, and operating results. The imposition by the United States of tariffs on goods imported from outside of the United States or countermeasures imposed in response to such government actions could adversely affect our operations or our ability to sell our products globally, which could adversely affect our operating results and financial condition.

If we fail to comply with the many laws and regulations to which we are subject, we may be subject to significant fines, penalties or liabilities for noncompliance, which could harm our business and financial results. For example, the European Union adopted the General Data Protection Regulation (“GDPR”) in 2016, which establishes new requirements regarding the handling of personal data and which became effective in May 2018. Although generally we are not in the business of collecting personal data, non-compliance with the GDPR could result in monetary penalties of up to the higher of 20 million Euros or 4% of worldwide revenue.

Moreover, our financial condition and results of operations could be affected in the event of political instability, including as a result of the tariffs and trade actions taken by the United States, China, and other countries, or the United Kingdom referendum in June 2016, in which voters approved an exit from the European Union (commonly referred to as "Brexit"), terrorist activity, U.S. or other military actions, or economic crises in countries where our main wafer suppliers, end customers, contract manufacturers, and logistics providers are located.

The Industrial and Automotive end market has increased in significance for us, and a downturn in this end market could cause a meaningful reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

Revenue from the Industrial and Automotive end market accounted for 42% of our revenue in the first six months of fiscal 2018. We have experienced recent concentrations of revenue at specific customers. Reductions in the magnitude of their individual revenue streams or the duration of their use of our products could adversely affect our revenue and operating results.  Further, we compete for design opportunities at these customers and an inability to meet their design and pricing requirements could lead to a reduction in our revenue adversely affecting our operating results.

A downturn in the Communications and Computing end market could cause a meaningful reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

Revenue from the Communications and Computing end market accounted for 29% of our revenue in the first six months of fiscal 2018. Three of our top five programmable logic customers participate primarily in the Communications and Computing end market. In the past, cyclical weakening in demand for programmable logic products from customers in the Communications and Computing end market has adversely affected our revenue and operating results. In addition, telecommunication equipment providers are building network infrastructure for which we compete for product sales. Any deterioration in the Communications and Computing end market, our end customers' reduction in spending, or a reduction in spending by their customers to support this end market or use of our competitors’ products could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations. This type of decline impacted our results in the past and could do so again in the future.

The Mobile and Consumer end market is rapidly changing and cyclical, and a downturn in this end market or our failure to accurately predict the frequency, duration, timing, and severity of these cycles could adversely affect our financial condition and results.

Revenue from the Mobile and Consumer end market accounted for 25% of our revenue in the first six months of fiscal 2018. Revenue from the Mobile and Consumer end market consists primarily of revenue from our products designed and used in a broad range of consumer electronics products including smartphones, tablets and e-readers, wearables, accessories such as chargers and docks, Ultra High-Definition TVs, Digital SLR cameras, drones, and other connected devices. This market is characterized by rapidly changing requirements and product features and volatility in consumer demand. Our success in this market will depend principally on our ability to:

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

In the second quarter of fiscal 2017, we implemented a new enterprise resource planning ("ERP") system to standardize our processes worldwide and adopt best-in-class capabilities. We committed significant resources to this new ERP system, which replaced multiple legacy systems, and are now focused on realizing the full analytical functionality of this conversion, which is extremely complex, in part, because of the wide range of processes that must be integrated.

As a result of the conversion process and during our use of the new ERP system, we may experience delays or disruptions in the integration of our new or enhanced systems, procedures, or controls. We may also encounter errors in data, an inability to accurately process or record transactions, and security or technical reliability issues. All of these could harm our ability to conduct core operating functions such as processing invoices, shipping and receiving, recording and reporting financial and management information on a timely and accurate basis, and could impact our internal control compliance efforts. If the technical solution or end user training are inadequate, it could limit our ability to manufacture and ship products as planned.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and to test goodwill and long-lived assets, including amortizable intangible assets, for impairment at any other time that circumstances arise indicating the carrying value may not be recoverable. For purposes of testing goodwill for impairment, the Company currently operates as one reporting unit: the core Lattice ("Core") business, which includes intellectual property and semiconductor devices. No impairment charges related to goodwill were recorded in the first two quarters of fiscal 2018, nor in either fiscal year 2017 or 2016. In relation to amortizable intangible assets, we recorded an $11.9 million impairment charge in the second quarter of fiscal 2018 in connection with our strategic decision to discontinue our millimeter wave business. Impairment charges related to amortizable intangible assets from the Silicon Image acquisition totaled approximately $11.9 million, $32.4 million, and $7.9 million in fiscal years 2018, 2017, and 2016, respectively. There is no assurance that future impairment tests will indicate that goodwill or amortizable intangible assets will be deemed recoverable. As we continue to review our business operations and test for impairment or in connection with possible sales of assets, we may have impairment charges in the future, which may be material.

Our gross margins can fluctuate significantly due to a number of factors, including our sales cycle, inventory strategy and product mix.

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

During our sales cycle, our customers typically test and evaluate our products prior to deciding to include our products into the design of their own products, and then require additional time to begin volume production of their products. This lengthy sales cycle may cause us to incur significant expenses, experience significant production delays and to incur additional inventory costs before we receive a customer order that may be delayed or never get placed. We may incur these expenses without generating revenue from our products to offset such expenses.

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

Further, many of our products depend on the availability of certain functionality in the device operating system, typically Android, Linux, Windows, or iOS. Certain operating system interfaces are needed to support video output. We have no control over these operating systems or the companies that produce them, and it is unlikely that we could influence any internal decision these companies make that may have a negative impact on our integrated circuits and their function. Updates to these operating systems that, for example, change the way video is output or remove the ability to output video could materially affect sales of MHL and HDMI integrated circuits.

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

Worldwide manufacturing capacity for silicon wafers is relatively inelastic. If the demand for silicon wafers or assembly material materially exceeds market supply, our supply of silicon wafers or assembly material could quickly become limited or prohibitively expensive. A shortage in manufacturing capacity could hinder our ability to meet product demand and therefore reduce our revenue. In addition, silicon wafers constitute a material portion of our product cost. If we are unable to purchase wafers at favorable prices, our gross margins will be adversely affected.

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

In addition, another member of the HDMI consortium asserts that we owe the other HDMI consortium Founders their respective shares of any HDMI adopter fees not used by us in the marketing and other activities in furtherance of the HDMI standard from our time as agent. The consortium member has previously indicated its belief that the HDMI Founders enjoy a right to these funds but has never pursued such claim. The Company disputes this claim. If a claim is asserted and a determination is made that there were excess adopter fees or if it is determined that we were obligated to share such fees with other consortium members, it could negatively impact our financial position.

We share HDMI royalties with the other HDMI Founders based on an allocation formula, which is reviewed every three years. The most recent royalty sharing formula covered the period from January 1, 2014 through December 31, 2016, and an interim agreement covering the period from January 1, 2017 through December 31, 2017 was signed in the second quarter of fiscal 2018. However, a new agreement covering the period beginning January 1, 2018 is yet to be signed. Our portion of the royalty allocation has declined for the last several years. In 2015, we received between 24% and 25% of the royalty allocation, while for 2016 and 2017, we received 20% of the royalty allocation. The royalty allocation for 2018 and future years is not yet known but may decline. If the level continues to decline, our financial performance could be adversely affected. In addition, delays in the signing of new royalty sharing agreements impacted our timing of revenue recognition and ability to recognize revenue related to the royalties in fiscal 2017. With our adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as of the beginning of fiscal 2018, we will recognize revenue related to royalties based on estimates of the amounts we will be entitled to receive, and these estimates could differ materiality from actual royalty sharing amounts.

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

We may be subject to unauthorized access to our IT systems through a security breach or cyber-attack. In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks, and other attempts to gain unauthorized access. Cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance, or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and to assess the damage caused by them. In the past, third parties have attempted to penetrate and/or infect our network and systems with malicious software and phishing attacks in an effort to gain access to our network and systems.

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims are not yet resolved, including those that are discussed under "Note 16 - Contingencies" contained in the Notes to Consolidated Financial Statements, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, we may be faced with significant monetary damages or injunctive relief against us that could materially and adversely affect our financial condition and operating results and certain portions of our business.

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

We carry insurance customary for companies in our industry, including, but not limited to, liability, property, and casualty; workers' compensation; and business interruption insurance. We also insure our employees for basic medical expenses. In addition, we have insurance contracts that provide director and officer liability coverage for our directors and officers. Other than the specific areas mentioned above, we are self-insured with respect to most other risks and exposures, and the insurance we carry in many cases is subject to a significant policy deductible or other limitation before coverage applies. Based on management's assessment and judgment, we have determined that it is more cost effective to self-insure against certain risks than to incur the insurance premium costs. The risks and exposures for which we self-insure include, but are not limited to, certain natural disasters, certain product defects, certain matters for which we indemnify third parties, political risk, certain theft, patent infringement, and employment practice matters. Should there be a catastrophic loss due to an uninsured event (such as an earthquake) or a loss due to adverse occurrences in any area in which we are self-insured, our financial condition or operating results could be adversely affected.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description

10.1	Lattice Semiconductor Corporation 2013 Incentive Plan, as amended (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2018).

10.2
Lattice Semiconductor Corporation 2011 Non-Employee Director Equity Incentive Plan, as amended (incorporated by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2018).

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

Date: August 3, 2018