Form 10-Q
period 2018-09-29
LATTICE SEMICONDUCTOR CORP
filed 2018-10-29
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2018
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period as the registrant was required to submit such files).   Yes [X] No  [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No [X]
Number of shares of common stock outstanding as of October 22, 2018                     129,525,043

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

Examples of forward-looking statements include, but are not limited to, statements about: our transitions to newly adopted accounting standards; the effect of new accounting standards on our consolidated financial statements and financial results; the effects of sales mix on our gross margin in the future; our judgments involved in revenue recognition; our strategies and beliefs regarding the markets in which we compete or may compete; our future investments in research and development; our expectations regarding cash provided by or used in operating activities; our expectations regarding royalties under collaborative agreements; our expectations regarding our ability to service our debt obligations; our expectations regarding restructuring charges under and timing of restructuring plans; our expectation regarding payment of foreign and U.S. federal income taxes; the sufficiency of our financial resources to meet our operating and working capital needs through at least the next 12 months; our intention to continually introduce new products and enhancements and reduce manufacturing costs; our expectation of production volumes and the associated revenue streams for certain mobile handset providers; our continued participation in or sources of revenue from standard setting initiatives or consortia that develop and promote the High-Definition Multimedia Interface ("HDMI") and Mobile High-Definition Link ("MHL") specifications including our expectations regarding sharing of HDMI royalty revenues; our plans to continue to monetize our patent portfolio through sales of non-core patents; our ability to adequately remediate our material weakness; the adequacy of assembly and test capacity commitments; our expectations regarding taxes and tax adjustments, particularly with respect to the 2017 Tax Act; our expectations regarding the outcome of tax and other audits; our valuation allowance and uncertain tax positions; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; our expectations regarding our implementation of a company-wide enterprise resource planning system; and our expectations regarding the impact of sanctions imposed by the United States Department of Commerce.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue:
Product	$97,932	$87,369	$291,335	$263,206
Licensing and services	3,552	4,602	11,487	27,489
Total revenue	101,484	91,971	302,822	290,695
Costs and expenses:
Cost of product revenue	43,120	38,032	137,430	120,395
Cost of licensing and services revenue	—	617	259	4,937
Research and development	19,131	25,648	63,153	79,857
Selling, general, and administrative	21,775	21,290	69,886	67,133
Amortization of acquired intangible assets	3,823	8,526	13,982	25,777
Restructuring charges	90	3,071	5,495	4,713
Acquisition related charges	—	681	1,531	3,208
Impairment of acquired intangible assets	586	36,198	12,486	36,198
Gain on sale of building	—	(4,624)	—	(4,624)
Total costs and expenses	88,525	129,439	304,222	337,594
Income (loss) from operations	12,959	(37,468)	(1,400)	(46,899)
Interest expense	(5,500)	(3,888)	(15,582)	(14,112)
Other expense, net	(452)	(2,027)	(246)	(2,104)
Income (loss) before income taxes	7,007	(43,383)	(17,228)	(63,115)
Income tax expense (benefit)	33	(331)	1,973	234
Net income (loss)	$6,974	$(43,052)	$(19,201)	$(63,349)

Net income (loss) per share:
Basic	$0.05	$(0.35)	$(0.15)	$(0.52)
Diluted	$0.05	$(0.35)	$(0.15)	$(0.52)

Shares used in per share calculations:
Basic	127,816	122,990	125,578	122,393
Diluted	129,474	122,990	125,578	122,393

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income (loss)	$6,974	$(43,052)	$(19,201)	$(63,349)
Other comprehensive income (loss:)
Unrealized gain (loss) related to marketable securities, net of tax	14	(1)	16	(72)
Reclassification adjustment for (gains) losses related to marketable securities included in other expense, net of tax	(17)	37	(18)	237
Translation adjustment, net of tax	(584)	431	(1,124)	1,381
Change in actuarial valuation of defined benefit pension	—	—	—	(47)
Comprehensive income (loss)	$6,387	$(42,585)	$(20,327)	$(61,850)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share and par value data)	September 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$107,893	$106,815
Short-term marketable securities	9,600	4,982
Accounts receivable, net of allowance for doubtful accounts	75,648	55,104
Inventories	66,381	79,903
Prepaid expenses and other current assets	24,143	16,567
Total current assets	283,665	263,371
Property and equipment, less accumulated depreciation of $139,310 at September 29, 2018 and $131,260 at December 30, 2017	35,724	40,423
Intangible assets, net	24,977	51,308
Goodwill	267,514	267,514
Deferred income taxes	188	198
Other long-term assets	20,259	13,147
Total assets	$632,327	$635,961

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses (includes restructuring)	$46,929	$54,405
Accrued payroll obligations	9,859	10,416
Current portion of long-term debt	14,104	1,508
Deferred income and allowances on sales to distributors	—	17,250
Deferred licensing and services revenue	—	68
Total current liabilities	70,892	83,647
Long-term debt	261,035	299,667
Other long-term liabilities	39,274	34,954
Total liabilities	371,201	418,268
Contingencies (Note 16)	—	—
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 129,275,000 shares issued and outstanding as of September 29, 2018 and 123,895,000 shares issued and outstanding as of December 30, 2017	1,293	1,239
Additional paid-in capital	732,073	695,768
Accumulated deficit	(469,662)	(477,862)
Accumulated other comprehensive loss	(2,578)	(1,452)
Total stockholders' equity	261,126	217,693
Total liabilities and stockholders' equity	$632,327	$635,961
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(19,201)	$(63,349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,740	45,591
Impairment of acquired intangible assets	12,486	36,198
Amortization of debt issuance costs and discount	1,847	1,680
(Gain) loss on sale or maturity of marketable securities	(18)	237
Gain on forward contracts	(105)	(72)
Stock-based compensation expense	9,908	9,286
Gain on disposal of fixed assets	(135)	(197)
Gain on sale of building	—	(4,624)
Loss on sale of assets and business units	—	1,496
Impairment of cost-method investment	266	692
Changes in assets and liabilities:
Accounts receivable, net	(18,736)	20,687
Inventories	13,892	1,519
Prepaid expenses and other assets	(11,729)	3,839
Accounts payable and accrued expenses (includes restructuring)	1,661	(17,901)
Accrued payroll obligations	(557)	(2,002)
Income taxes payable	309	(711)
Deferred income and allowances on sales to distributors	—	3,862
Deferred licensing and services revenue	(68)	(485)
Net cash provided by operating activities	20,560	35,746
Cash flows from investing activities:
Proceeds from sales of and maturities of short-term marketable securities	5,000	9,689
Purchases of marketable securities	(9,603)	(7,420)
Proceeds from sale of building	—	7,895
Cash paid for costs of sale of building	—	(1,004)
Capital expenditures	(6,178)	(12,325)
Proceeds from sale of assets and business units	—	967
Short-term loan to cost-method investee	—	(2,000)
Cash paid for software licenses	(6,144)	(6,472)
Net cash used in investing activities	(16,925)	(10,670)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(1,600)	(2,787)
Proceeds from issuance of common stock	28,051	3,452
Repayment of debt	(27,884)	(33,679)
Net cash used in financing activities	(1,433)	(33,014)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017
Effect of exchange rate change on cash	(1,124)	1,381
Net increase (decrease) in cash and cash equivalents	1,078	(6,557)
Beginning cash and cash equivalents	106,815	106,552
Ending cash and cash equivalents	$107,893	$99,995

Supplemental cash flow information:
Change in unrealized (gain) loss related to marketable securities, net of tax, included in Accumulated other comprehensive loss	$(16)	$72
Income taxes paid, net of refunds	$2,716	$2,308
Interest paid	$13,976	$16,379
Accrued purchases of plant and equipment	$332	$51
Note receivable resulting from sale of assets and business units	$—	$3,050
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

Fiscal Reporting Period

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our third quarter of fiscal 2018 and third quarter of fiscal 2017 ended on September 29, 2018 and September 30, 2017, respectively. All references to quarterly or nine months ended financial results are references to the results for the relevant 13-week or 39-week fiscal period, respectively.

Principles of Consolidation and Presentation

The accompanying Consolidated Financial Statements include the accounts of Lattice and its subsidiaries after the elimination of all intercompany balances and transactions.

Reclassifications

Certain amounts in the prior fiscal year in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the presentation adopted in the current fiscal year. These reclassifications had no material effect on the results of operations or financial position for any period presented. We had previously treated an investment as an equity-method investment and reported equity in net loss of an unconsolidated affiliate separately, amounting to approximately $0.2 million and $0.7 million for the third quarter and first nine months, respectively, of fiscal 2017. We have reclassified the prior year loss to Other expense, net on our Consolidated Statements of Operations to be consistent with the current year treatment of the investment as a cost-method investment.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, contract assets (included in prepaid expenses and other current assets), inventory, goodwill (including the assessment of reporting units), intangible assets, current and deferred income taxes, accrued liabilities (including restructuring charges and bonus arrangements), disclosure of contingent assets and liabilities at the date of the financial statements, amounts used in acquisition valuations and purchase accounting, impairment assessments, the fair value of equity awards, and the reported amounts of product revenue, licensing and services revenue, and expenses during the fiscal periods presented. Actual results could differ from those estimates.

Cash Equivalents and Marketable Securities

We consider all investments that are readily convertible into cash and that have original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of highly liquid investments in time deposits or money market accounts and are carried at cost. We account for marketable securities as available-for-sale investments, as defined by U.S. GAAP, and record unrealized gains or losses to Accumulated other comprehensive loss on our Consolidated Balance Sheets, unless losses are considered other than temporary, in which case, those are recorded directly to the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss). Deposits with financial institutions at times exceed Federal Deposit Insurance Corporation insurance limits.

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

Foreign Exchange and Translation of Foreign Currencies

While our revenues and the majority of our expenses are denominated in U.S. dollars, we have international subsidiaries and branch operations that conduct some transactions in foreign currencies, and we collect an annual Japanese consumption tax refund in yen. Gains or losses from foreign exchange rate fluctuations on balances denominated in foreign currencies are reflected in Other expense, net. Realized gains or losses on foreign currency transactions were not significant for the periods presented.

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

Derivative Financial Instruments

We mitigate foreign currency exchange rate risk by entering into foreign currency forward exchange contracts, details of which are presented in the following table:

	September 29, 2018	December 30, 2017
Total cost of contracts for Japanese yen (in thousands)	$1,955	$2,204
Number of contracts	2	2
Settlement month	June 2019	June 2018

Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges for accounting purposes and as such are adjusted to fair value through Other expense, net, with a gain of approximately $0.1 million for the fiscal quarter ended September 29, 2018 and a gain of approximately $0.1 million for the fiscal quarter ended December 30, 2017. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Concentration Risk

Potential exposure to concentration risk may impact revenue, trade receivables, marketable securities, and supply of wafers for our products.

Customer concentration risk may impact revenue. The percentage of total revenue attributable to our top five identified end customers and largest identified end customer is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue attributable to top five end customers	20%	23%	17%	28%
Revenue attributable to largest end customer	6%	5%	5%	9%

No end customer accounted for more than 10% of total revenue during these periods. We did not have enough information to assign end customers to approximately $1.3 million and $13.7 million of revenue recognized for the third quarter and first nine months, respectively, of fiscal 2018 on shipments to distributors that have not sold through to end customers.

Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue attributable to distributors*	82%	80%	85%	75%

*
During the first quarter of 2018, we updated our channel categories to group all forms of distribution into a single channel. Prior periods have been reclassified to match the current period presentation.

Our two largest distributor groups, Arrow Electronics, Inc. ("Arrow") and the Weikeng Group ("Weikeng"), also account for a substantial portion of our net trade receivables. At September 29, 2018 and December 30, 2017, Arrow accounted for 46% and 66%, respectively, and Weikeng accounted for 31% and 0%, respectively, of net trade receivables. No other distributor group or end customer accounted for more than 10% of net trade receivables at these dates.

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

Accounts receivable do not bear interest and are shown net of allowances for doubtful accounts of $0.4 million and $9.4 million at September 29, 2018 and December 30, 2017, respectively. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on assessment of known troubled accounts, analysis of the aging of our accounts receivable, historical experience, management judgment, and other currently available evidence. We write off accounts receivable against the allowance when we determine a balance is uncollectible and no longer actively pursue collection of the receivable. During the third quarter of fiscal 2018, we wrote off $9.0 million of accounts receivable from a bankrupt distributor group. We had recorded a full allowance on this amount in the third quarter of fiscal 2016, so there was no impact on Accounts Receivable, net in the current period. Bad debt expense was negligible for all periods presented.

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

In August 2017, we sold building space which we owned in Shanghai, China for gross proceeds of approximately $7.9 million. The building space was vacated in fiscal 2015, upon consolidation of facilities to a single site in Shanghai following our acquisition of Silicon Image. As of the sale date, the building had a historical cost of $3.6 million, accumulated depreciation of $1.4 million and we incurred $1.1 million of direct selling costs, resulting in a net gain on sale of $4.6 million in the third quarter of fiscal 2017, which is presented as Gain on sale of building in our Consolidated Statements of Operations.

Sales of Assets and Business Units

On September 30, 2017, in conjunction with our June 2017 restructuring plan (see "Note 13 - Restructuring"), we sold 100% of the equity of our Hyderabad, India subsidiary and certain assets related to our Simplay Labs testing and certification business to an unrelated third party. The fair value of purchase price consideration was $5.3 million, which was comprised of $2.3 million of cash and a $3.0 million note receivable. In the third quarter of fiscal 2017, we recorded a $1.8 million loss on the sale, including a $2.2 million disposal of a relative fair value share of our goodwill, which is included in Other expense, net in the Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. Goodwill is not amortized, but instead is tested for impairment annually or more frequently if certain indicators of impairment are present. We do not expect goodwill impairment to be tax deductible for income tax purposes.

In the second quarter of 2018, we made the strategic decision to discontinue our millimeter wave business. We determined that this action constituted a triggering event related to goodwill, and we evaluated our goodwill balance as of June 30, 2018. We concluded that goodwill was not impaired, and no impairment charges relating to goodwill were recorded for the first nine months of fiscal 2018. See Notes 6, 7, 8 and 13 regarding charges and costs related to the discontinuation of our millimeter wave business. No impairment charges relating to goodwill were recorded for the first nine months of fiscal 2017.

During the third quarter and first nine months of fiscal 2018, there have been no changes to the Goodwill balance of $267.5 million presented in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

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

Our equity investments in privately held companies, considered VIE's, that we are not required to consolidate are accounted for under the cost method, as assessed under ASC 325-20, "Cost Method Investments." These investments are reviewed on a quarterly basis to determine if their values have been impaired and adjustments are recorded as necessary. We assess the potential impairment of these investments by applying a fair value analysis using a revenue multiple approach. Declines in value that are judged to be other-than-temporary are reported in Other expense, net in the accompanying Consolidated Statements of Operations with a commensurate decrease in the carrying value of the investment (see "Note 9 - Cost Method Investment and Collaborative Arrangement"). Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which largely aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. The ASU also clarifies that any share-based payment issued to a customer should be evaluated under ASC 606, Revenue from Contracts with Customers. The ASU requires a modified retrospective transition approach. This new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We do not expect the adoption of this accounting standard update to have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which clarifies the accounting for implementation costs in cloud computing arrangements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We are currently assessing the impact of ASU 2018-15 on our consolidated financial statements and related disclosures.

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

Sales to most distributors are made under terms allowing certain price adjustments and limited rights of return of our products held in their inventory or upon sale to their end customers. Revenue from sales to distributors is recognized upon the transfer of control to the distributor, which generally occurs upon shipment of product to the distributor. Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At the time the distributor invoices its customer or soon thereafter, the distributor submits a “ship and debit” price adjustment claim to us to adjust the distributor’s cost from the standard price to the pre-approved lower price. After we verify that the claim was pre-approved, we issue a credit memo to the distributor for the ship and debit claim. In determining the transaction price, we consider ship and debit price adjustments to be variable consideration. Such price adjustments are estimated using the expected value method based on an analysis of historical ship and debit claims, at the distributor and product level, over a period of time considered adequate to account for current pricing and business trends. Any differences between the estimated consideration and the actual amount received from the customer is recorded in the period that the actual consideration becomes known. Most of our distributors are entitled to limited rights of return, referred to as stock rotation, not to exceed 5% of billings, net of returns and ship and debit price adjustments. Stock rotation reserves are based on historical return rates and recorded as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that we expect to be returned.

Sales to OEMs and certain distributors are made under terms that do not include rights of return or price concessions after we ship the product. Accordingly, the transaction price equals the invoice price and there is no variable consideration.

Allocate the transaction price to each performance obligation in the contract - Because our product revenue contracts generally include the delivery of a certain quantity of semiconductors as the single performance obligation, we do not allocate revenue across distinct performance obligations. However, we frequently receive orders for products to be delivered over multiple dates that may extend across several reporting periods. We invoice for each delivery upon shipment and recognize revenues for each distinct product delivered, assuming transfer of control has occurred. Payment term for invoices are generally 30 to 60 days.

Recognize revenue when applicable performance obligations are satisfied - Revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at shipment. In determining whether control has transferred, we also consider if there is a present right to payment and legal title, along with whether the risks and rewards of ownership have transferred to the customer. We have certain vendor-managed inventory arrangements with certain OEM customers whereby we ship product into an inventory hub location but for which control does not transfer until the customer consumes the inventory. In such cases, we recognize revenue upon customer consumption.

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

Identify the performance obligations in the contract - For each contract, we consider the promise to deliver a license that grants the customer the right to use the IP, as well as any professional services provided under the contract, as distinct performance obligations.

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

HDMI royalty revenue is determined by a contractual allocation formula agreed to by the Founders of the HDMI consortium. The contractual allocation formula is subject to periodic adjustment, generally every three years. The most recent royalty sharing formula covered the period from January 1, 2014 through December 31, 2016, and an interim agreement covering the period from January 1, 2017 through December 31, 2017 was signed in the second quarter of fiscal 2018. However, a new agreement covering the period beginning January 1, 2018 is yet to be signed. While a new royalty sharing agreement is being negotiated with the other Founders of the HDMI consortium, the HDMI agent is unable to distribute the majority of the royalties collected to the Founders. We are recording revenue based on our estimated share of the royalties, which we determine using an analytical model that combines historical and forecasted collection trends with our expected share of those collections. This estimate will be adjusted once the Founders finalize the agreement for the period beginning January 1, 2018.

Allocate the transaction price to each performance obligation in the contract - For contracts that include multiple performance obligations (most commonly those that include licenses and professional services), we allocate revenue to each performance obligation based on the best estimate of the standalone selling price of each obligation. We do not believe that the judgments regarding the allocation of revenue on licensing arrangements are material to our financial statements.

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

Condensed Consolidated Statement of Operations
	Three months ended September 29, 2018			Nine months ended September 29, 2018
(In thousands, except per share data)	As reported under new standard	Adjustments	Pro forma as if previous standard was in effect	As reported under new standard	Adjustments	Pro forma as if previous standard was in effect
Product revenue	97,932	(1,302)	96,630	291,335	(13,651)	277,684
Licensing and services revenue	3,552	(1,525)	2,027	11,487	1,662	13,149
Cost of product revenue	43,120	144	43,264	137,430	(5,400)	132,030
Net income (loss)	6,974	(2,971)	4,003	(19,201)	(6,589)	(25,790)

Net income (loss) per share, basic and diluted	0.05	(0.02)	0.03	(0.15)	(0.06)	(0.21)

Condensed Consolidated Balance Sheets
	As of September 29, 2018
(In thousands)	As reported under new standard	Adjustments	Pro forma as if previous standard was in effect
Accounts receivable, net of allowance for doubtful accounts	75,648	7,091	82,739
Inventories	66,381	25	66,406
Prepaid expenses and other current assets	24,143	(6,568)	17,575
Total assets	632,327	548	632,875

Accounts payable and accrued expenses (includes restructuring)	46,929	(887)	46,042
Deferred income and allowances on sales to distributors	—	35,425	35,425
Accumulated deficit	(469,662)	(33,990)	(503,652)
Total liabilities and stockholders' equity	632,327	548	632,875

Condensed Consolidated Statement of Cash Flows
	Nine months ended September 29, 2018
(In thousands)	As reported under new standard	Adjustments	Pro forma as if previous standard was in effect
Cash flows from operating activities:
Net loss	(19,201)	(6,589)	(25,790)
Accounts receivable, net	(18,736)	(8,899)	(27,635)
Inventories	13,892	(395)	13,497
Prepaid expenses and other assets	(11,729)	(947)	(12,676)
Accounts payable and accrued expenses (includes restructuring)	1,661	(1,345)	316
Deferred income and allowances on sales to distributors	—	18,175	18,175

The significant impacts of the new standard were to accelerate the recognition of revenues on both sales to certain distributors and certain licensing activities. As a result of adopting this standard, we recorded a cumulative effect adjustment of $27.4 million as a reduction to Accumulated deficit on December 31, 2017, resulting primarily from a net $20.2 million of previously deferred distributor revenues and costs and $6.6 million of previously unrecognized licensing revenues.

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

We do not have any material contract liabilities recorded as of September 29, 2018.

Contract assets relate to our rights to consideration for licenses and royalties due to us as a member of the HDMI consortium, with collection dependent on events other than the passage of time, such as collection of licenses and royalties from customers by the HDMI licensing agent and the finalization of a new royalty sharing agreement. The contract assets are recorded in Prepaid expenses and other current assets in our Consolidated Balance Sheets, and they are transferred to Accounts receivable when the rights become unconditional. In addition to collections related to current year revenue, we received $6.4 million in cash during the second quarter of fiscal 2018 for fiscal 2017 HDMI royalties as a result of the signing of the HDMI Founders royalty sharing agreement for 2017. Collection of this amount had no impact on our reported revenues as it had been accrued to our cumulative effect adjustment, and it was recorded as a reduction to the contract asset during the quarter received.

The following table summarizes the activity for our contract assets during the first nine months of fiscal 2018:

(In thousands)
Balance as of December 31, 2017	$7,515
Revenues recorded during the period	7,338
Transferred to accounts receivable or collected	(8,848)
Balance as of September 29, 2018	$6,005

Disaggregation of revenue

The following tables provide information about revenue from contracts with customers disaggregated by major class of revenue and by geographical market, based on ship-to location of the end customer, where available, and ship-to location of distributor otherwise:

	Major Class of Revenue	Three Months Ended		Nine Months Ended
	(In thousands)	September 29, 2018	September 30, 2017 *	September 29, 2018	September 30, 2017 *
	Product revenue - Distributors	82,969	73,273	257,716	218,923
	Product revenue - Direct	14,963	14,096	33,619	44,283
	Licensing and services revenue	3,552	4,602	11,487	27,489
	Total revenue	101,484	91,971	302,822	290,695

	Revenue by Geographical Market	Three Months Ended		Nine Months Ended
	(In thousands)	September 29, 2018	September 30, 2017 *	September 29, 2018	September 30, 2017 *
	Asia	76,927	68,677	226,747	207,081
	Europe	11,873	10,972	36,177	32,631
	Americas	12,684	12,322	39,898	50,983
	Total revenue	101,484	91,971	302,822	290,695

*	As noted above, prior period amounts have not been adjusted under the modified retrospective method of adopting ASC 606 and, therefore, are presented under GAAP in effect during that period.

Note 3 - Net Income (Loss) per Share

We compute basic Net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units ("RSUs"), and Employee Stock Purchase Plan ("ESPP") shares. Our application of the treasury stock method includes, as assumed proceeds, the average unamortized stock-based compensation expense for the period. When we are in a net loss position, we do not include dilutive securities as their inclusion would reduce the net loss per share.

A summary of basic and diluted Net income (loss) per share is presented in the following table:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income (loss)	$6,974	$(43,052)	$(19,201)	$(63,349)

Shares used in basic Net income (loss) per share	127,816	122,990	125,578	122,393
Dilutive effect of stock options, RSUs and ESPP shares	1,658	—	—	—
Shares used in diluted Net income (loss) per share	129,474	122,990	125,578	122,393

Basic Net income (loss) per share	$0.05	$(0.35)	$(0.15)	$(0.52)
Diluted Net income (loss) per share	$0.05	$(0.35)	$(0.15)	$(0.52)

The computation of diluted Net income (loss) per share excludes the effects of stock options, RSUs, and ESPP shares that are antidilutive, aggregating approximately the following number of shares:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Stock options, RSUs, and ESPP shares excluded as they are antidilutive	2,299	7,221	8,284	6,018

Stock options, RSUs, and ESPP shares are considered antidilutive when the aggregate of exercise price and unrecognized stock-based compensation expense are greater than the average market price for our common stock during the period or when we are in a net loss position, as the effects would reduce the loss per share. Stock options, RSUs, and ESPP shares that are antidilutive at September 29, 2018 could become dilutive in the future.

Note 4 - Marketable Securities

We classify our marketable securities as short-term based on their nature and availability for use in current operations. In the periods presented, our Short-term marketable securities consisted of government bonds with contractual maturities of up to two years. The following table summarizes the remaining maturities of our Short-term marketable securities at fair value:

(In thousands)	September 29, 2018	December 30, 2017
Short-term marketable securities:
Maturing within one year	$7,435	$4,982
Maturing between one and two years	2,165	—
Total marketable securities	$9,600	$4,982

Note 5 - Fair Value of Financial Instruments

	Fair value measurements as of				Fair value measurements as of
	September 29, 2018				December 30, 2017
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term marketable securities	$9,600	$9,600	$—	$—	$4,982	$4,982	$—	$—
Foreign currency forward exchange contracts, net	105	—	105	—	77	—	77	—
Total fair value of financial instruments	$9,705	$9,600	$105	$—	$5,059	$4,982	$77	$—

We invest in various financial instruments that may include corporate and government bonds and notes, commercial paper, and certificates of deposit. In addition, we enter into foreign currency forward exchange contracts to mitigate our foreign currency exchange rate exposure. We carry these instruments at their fair value in accordance with ASC 820, "Fair Value Measurements." The framework under the provisions of ASC 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value, as summarized in "Note 1 - Basis of Presentation and Significant Accounting Policies." There were no transfers between any of the levels during the first nine months of fiscal 2018 or 2017.

In accordance with ASC 320, “Investments-Debt and Equity Securities,” we recorded an unrealized gain of less than $0.1 million during the nine months ended September 29, 2018 and an unrealized loss of approximately $0.1 million during the nine months ended September 30, 2017 on certain Short-term marketable securities (Level 1 instruments), which have been recorded in Accumulated other comprehensive loss. Future fluctuations in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If we were to determine in the future that any further decline in fair value is other-than-temporary, we would record an impairment charge, which could have a material adverse effect on our operating results. If we were to liquidate our position in these securities, it is likely that the amount of any future realized gain or loss would be different from the unrealized gain or loss reported in Accumulated other comprehensive loss.

Note 6 - Discontinuation of Business Unit

In the second quarter of 2018, we made the strategic decision to discontinue our millimeter wave business, which included certain assets related to our Wireless products, and our Board of Directors approved a related internal restructuring plan. This action was designed to improve profitability, reduce our infrastructure costs, and refocus on our core business activities. Approximately $24.0 million of total expense was recorded in our Consolidated Statements of Operations through the first nine months of fiscal 2018, including $11.9 million charged to Impairment of acquired intangible assets, $8.0 million charged to Cost of product revenue for inventory reserves, and $4.1 million charged to Restructuring charges for severance and other personnel costs, and for other asset restructuring. Notes 7, 8 and 13 provide further details on these charges and costs.

Note 7 - Inventories

(In thousands)	September 29, 2018	December 30, 2017
Work in progress	$47,122	$49,642
Finished goods	19,259	30,261
Total inventories	$66,381	$79,903

In the second quarter of 2018, we made the strategic decision to discontinue our millimeter wave business, which included certain wireless technology inventory items. As such, specific inventory reserves of $8.3 million were taken in that quarter on product lines that were eliminated with the discontinuation of our millimeter wave business and were charged to Cost of product revenue in the Consolidated Statements of Operations. In the third quarter of 2018, an adjustment of approximately $0.3 million was credited to Cost of product revenue, for a net charge of $8.0 million in the first nine months of fiscal 2018.

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

During our review of our strategic long-range plan completed at the end of the third quarter of fiscal 2018, we concluded that a certain product line had limited future revenue potential due to a decline in customer demand for that product. We determined that this conclusion constituted an impairment indicator to the related specific developed technology intangible asset acquired in our acquisition of Silicon Image. Our assessment of the fair value of this intangible asset concluded that it had been fully impaired as of September 29, 2018, and we recorded an impairment charge of $0.6 million in the Consolidated Statements of Operations.

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

In the third quarter of 2017, we updated our annual strategic long-range plan, which resulted in revised forecasts, and we also sold 100% of the equity of our Hyderabad, India subsidiary and certain assets related to our Simplay Labs testing and certification business to an unrelated third party. We determined that these activities constituted impairment indicators related to the developed technology intangible assets acquired in our acquisition of Silicon Image. Our assessment of the fair value of these intangible assets concluded that they had been impaired as of September 30, 2017, and we recorded a preliminary impairment charge of $36.2 million in the Consolidated Statements of Operations. The impairment charge recorded in the third quarter of 2017 was based on our best valuation estimate as of that period, and was revised during the fourth quarter of 2017 upon completion of a more detailed analysis of the fair value of these intangible assets.

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

On our Consolidated Balance Sheets at September 29, 2018 and December 30, 2017, Intangible assets, net are shown net of accumulated amortization of $98.9 million and $100.3 million, respectively.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Research and development	$14	$128	$264	$442
Amortization of acquired intangible assets	3,823	8,526	13,982	25,777
	$3,837	$8,654	$14,246	$26,219

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

We assessed this investment for impairment as of September 29, 2018 by applying a fair value analysis using a revenue multiple approach and concluded that a $0.3 million impairment adjustment was necessary during the third quarter of fiscal 2018, which is the only impairment adjustment in the first nine months of fiscal 2018. For the third quarter and first nine months of fiscal 2017, we recorded impairment adjustments of approximately $0.2 million and $0.7 million, respectively. These impairment adjustments of a cost method investment are included in Other expense, net on our Consolidated Statements of Operations.

Through September 29, 2018, we have reduced the value of our investment by approximately $4.0 million. The net balance of our investment included in Other long-term assets in the Consolidated Balance Sheets is approximately $2.0 million.

At September 29, 2018, our maximum exposure to loss as a result of involvement with this VIE totals $5.3 million, which is comprised of the $2.0 million carrying value of our investment plus $3.3 million of prepaid royalties further described in the section below on the related collaborative arrangement.

Collaborative Arrangement

Concurrent with the initiation of the investment discussed above, we entered into a collaborative arrangement with the investee during fiscal 2015. Under this arrangement, the parties undertook the development of certain fast, multi-touch sensing devices for touch screen controller applications. This arrangement was modified in 2017, and we entered into new service and licensing agreements that provided for: (i) the assignment of certain Intellectual Property ("IP") from the investee to us, (ii) a license of certain IP from the investee to us, (iii) payment of royalties between the parties for future sales of co-developed products, (iv) the performance of certain services for each other at no additional charge. We have agreed to make quarterly minimum payments to the investee, which will be automatically credited against any future revenue share amount owed to investee under the agreements and will be accounted for as prepaid royalties under ASC 340. In each of the first three quarters of fiscal 2018, we made quarterly payments of $0.9 million. As of September 29, 2018, expected future royalty prepayments are as follows:

Fiscal year	(in thousands)

2018 (remaining 3 months)	$875
2019	$5,000

At September, 2018, royalties prepaid to the investee total $3.3 million, which is included in Other long-term assets in our Consolidated Balance Sheets. We have not recorded a liability related to the future payments, as the agreement is cancelable.

Note 10 - Accounts Payable and Accrued Expenses

Included in Accounts payable and accrued expenses are the following balances:

(In thousands)	September 29, 2018	December 30, 2017
Trade accounts payable	$26,150	$35,350
Liability for non-cancelable contracts	7,471	7,232
Deferred rent	3,809	3,834
Other accrued expenses (includes restructuring)	9,499	7,989
Total accounts payable and accrued expenses	$46,929	$54,405

Note 11 - Changes in Stockholders' Equity and Accumulated Other Comprehensive Loss

	Common Stock ($.01 par value)		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(In thousands, except par value data)	Shares	Amount
Balances, December 30, 2017	123,895	$1,239	$695,768	$(477,862)	$(1,452)	$217,693
Net loss for the nine months ended September 29, 2018	—	—	—	(19,201)	—	(19,201)
Unrealized gain related to marketable securities, net of tax	—	—	—	—	16	16
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	(18)	(18)
Translation adjustments, net of tax	—	—	—	—	(1,124)	(1,124)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of tax	5,380	54	26,397	—	—	26,451
Stock-based compensation related to stock options, ESPP and RSUs	—	—	9,908	—	—	9,908
Accounting method transition adjustment (1)	—	—	—	27,401	—	27,401
Balances, September 29, 2018	129,275	$1,293	$732,073	$(469,662)	$(2,578)	$261,126

(1)
As of the beginning of fiscal 2018, we adopted ASC 606, Revenue from Contracts With Customers, using the modified retrospective transition method. As a result of this adoption, we recorded a cumulative-effect adjustment to Accumulated Deficit, as shown in the table above.

Note 12 - Income Taxes

For the three months ended September 29, 2018, we recorded an income tax expense of less than $0.1 million, and for the three months ended September 30, 2017, we recorded an income tax benefit of approximately $0.3 million. For the nine months ended September 29, 2018 and September 30, 2017, we recorded an income tax expense of approximately $2.0 million and $0.2 million, respectively. Income taxes for the three and nine month periods ended September 29, 2018 and September 30, 2017 represent tax at the federal, state, and foreign statutory tax rates adjusted for withholding taxes, changes in uncertain tax positions, changes in the U.S. valuation allowance, as well as other non-deductible items in the United States and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three and nine months ended September 29, 2018 results from (a) an increase in the valuation allowance that offsets expected tax benefit in the United States, (b) foreign rate differential and withholding taxes, (c) zero tax rate in Bermuda (which results in no tax benefit for the pretax loss in Bermuda), and (d) a discrete benefit from the release of uncertain tax positions.

Through September 29, 2018, we continued to evaluate the valuation allowance position in the United States and concluded we should maintain a valuation allowance against the net federal and state deferred tax assets. We will continue to evaluate both positive and negative evidence in future periods to determine if we should recognize more deferred tax assets. We don't have a valuation allowance in any foreign jurisdictions as we have concluded it is more likely than not that we will realize the net deferred tax assets in future periods.

We are subject to federal and state income tax as well as income tax in the various foreign jurisdictions in which we operate. Additionally, the years that remain subject to examination are 2015 for federal income taxes, 2013 for state income taxes, and 2011 for foreign income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward amount. Our income tax returns are under examination in China for 2016 through 2018, and in the Philippines for 2016.

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

Our liability for uncertain tax positions (including penalties and interest) was $26.4 million and $26.9 million at September 29, 2018 and December 30, 2017, respectively, and is recorded as a component of Other long-term liabilities on our Consolidated Balance Sheets. The remainder of our uncertain tax position exposure of $25.9 million is netted against deferred tax assets.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118"). The SEC issued SAB 118 on December 22, 2017 to address the situation where an SEC reporting company did not have all the necessary information available or analyzed to complete their accounting for the income tax effects of the 2017 Tax Act in the period of enactment. Due to the lack of authoritative guidance issued, complexity, and enactment timing of the 2017 Tax Act, we made a reasonable estimate of the income tax effect of the deemed repatriation of deferred foreign earnings. We may refine this as additional guidance, clarification, and analysis is available. Any changes to our estimate will be reflected in continuing operations in the period the amounts are determined and within the “measurement period” not-to-exceed one year allowed under SAB 118. As of September 29, 2018, we have not completed our accounting for the tax effect of the 2017 Tax Act, and we have made no change to the provisional amounts recorded at December 30, 2017.

We are not currently paying U.S. federal income taxes and do not expect to pay such taxes until we fully utilize our tax NOL and credit carryforwards. We expect to pay a nominal amount of state income tax. We are paying foreign income and withholding taxes, which are reflected in Income tax expense (benefit) in our Consolidated Statements of Operations and are primarily related to the cost of operating offshore activities and subsidiaries. We accrue interest and penalties related to uncertain tax positions in Income tax expense (benefit).

Note 13 - Restructuring

In June 2018, our Board of Directors approved an internal restructuring plan (the "June 2018 Plan"), which included the discontinuation of our millimeter wave business and the use of certain assets related to our Wireless products, and a workforce reduction. The June 2018 Plan is designed to reduce our infrastructure costs and refocus on our core business activities. Approximately $4.1 million of restructuring expense has been incurred through September 29, 2018 under the June 2018 Plan, and we believe this amount approximates the total costs under the plan and that this plan is substantially complete.

In June 2017, our Board of Directors approved an internal restructuring plan (the "June 2017 Plan"), which included the sale of 100% of the equity of our Hyderabad, India subsidiary and certain assets related to our Simplay Labs testing and certification business, a worldwide workforce reduction, and an initiative to reduce our infrastructure costs. These actions are part of an overall plan to achieve financial targets and to enhance our financial and competitive position by better aligning our revenue and operating expenses. Under this plan, approximately $0.1 million and $3.1 million of expense was incurred during the three months ended September 29, 2018 and September 30, 2017, respectively, and approximately $1.4 million and $5.5 million of expense was incurred during the nine months ended September 29, 2018 and September 30, 2017, respectively. Approximately $9.4 million of total expense has been incurred through September 29, 2018 under the June 2017 Plan. We expect the total cost to be approximately $21.5 million to $23.0 million and that it will be substantially completed by the end of the first quarter of fiscal 2019.

In September 2015, we implemented a reduction of our worldwide workforce (the "September 2015 Reduction") separate from the March 2015 Plan described below. The September 2015 Reduction was designed to resize the company in line with the market environment and to better balance our workforce with the long-term strategic needs of our business. The September 2015 Reduction is substantially complete subject to certain remaining expected costs that we do not expect to be material, which we will expense as incurred. Under this reduction, no expense was incurred during either of the three month periods ended September 29, 2018 and September 30, 2017, and no expense and approximately $0.7 million of credit was incurred during the nine months ended September 29, 2018 and September 30, 2017, respectively. Approximately $7.2 million of total expense has been incurred through September 29, 2018 under the September 2015 Reduction, and we believe this amount approximates the total costs under the plan.

In March 2015, our Board of Directors approved an internal restructuring plan (the "March 2015 Plan"), in connection with our acquisition of Silicon Image. The March 2015 Plan was designed to realize synergies from the acquisition by eliminating redundancies created as a result of combining the two companies. This included reductions in our worldwide workforce, consolidation of facilities, and cancellation of software contracts and engineering tools. The March 2015 Plan is substantially complete subject to certain remaining expected costs that we do not expect to be material and any changes in sublease assumptions should they occur, which we will expense as incurred. Under this plan, no expense was incurred during either of the three month periods ended September 29, 2018 and September 30, 2017, respectively, and no expense and approximately $0.1 million of credit was incurred during the nine months ended September 29, 2018 and September 30, 2017, respectively. Approximately $20.5 million of total expense has been incurred through September 29, 2018 under the March 2015 Plan, and we believe this amount approximates the total costs under the plan.

Substantially all of the expenses recorded in the periods presented were under the June 2017 and June 2018 Plans. These expenses were recorded to Restructuring charges on our Consolidated Statements of Operations.

The restructuring accrual balance is presented in Accounts payable and accrued expenses (includes restructuring) on our Consolidated Balance Sheets. The following table displays the combined activity related to the restructuring actions described above:

(In thousands)	Severance & related *	Lease Termination & Fixed Assets	Software Contracts & Engineering Tools **	Other	Total
Balance at December 31, 2016	$801	$1,036	$25	$12	$1,874
Restructuring charges	2,433	816	686	778	4,713
Costs paid or otherwise settled	(1,707)	(897)	(711)	(771)	(4,086)
Balance at September 30, 2017	$1,527	$955	$—	$19	$2,501

Balance at December 30, 2017	$1,192	$870	$360	$25	$2,447
Restructuring charges	4,034	437	913	111	5,495
Costs paid or otherwise settled	(4,662)	(667)	(1,055)	(113)	(6,497)
Balance at September 29, 2018	$564	$640	$218	$23	$1,445

*	Includes employee relocation costs and retention bonuses
**	Includes cancellation of contracts

Note 14 - Long-Term Debt

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million net of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the one-month LIBOR, subject to a 1.00% floor, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 7.03%.

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

In the first quarter of fiscal 2018, we made a required quarterly installment payment of $0.9 million. In the second quarter of fiscal 2018, we made a required excess cash flow payment of $0.2 million, a required quarterly installment payment of $0.9 million, and an additional $10.0 million principal payment. In the third quarter of fiscal 2018, we made a required quarterly installment payment of $0.9 million, and an additional $15.0 million principal payment. Over the next twelve months, our principal payments will be comprised mainly of regular quarterly installments, a required annual excess cash flow payment, and we could make any discretionary payments we deem appropriate.

While the Credit Agreement does not contain financial covenants, it does contain informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. We were in compliance with all such covenants in all material respects at September 29, 2018.

The original issue discount and the debt issuance costs have been accounted for as a reduction to the carrying value of the Term Loan on our Consolidated Balance Sheets and are being amortized to Interest expense in our Consolidated Statements of Operations over the contractual term, using the effective interest method.

The fair value of the Term Loan approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

(In thousands)	September 29, 2018	December 30, 2017
Principal amount	$278,908	$306,791
Unamortized original issue discount and debt costs	(3,769)	(5,616)
Less: Current portion of long-term debt	(14,104)	(1,508)
Long-term debt	$261,035	$299,667

Interest expense related to the Term Loan was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Contractual interest	$4,711	$3,492	$14,001	$12,202
Amortization of debt issuance costs and discount	789	326	1,847	1,680
Total interest expense related to the Term Loan	$5,500	$3,818	$15,848	$13,882

As of September 29, 2018, expected future principal payments on the Term Loan were as follows:

Fiscal year	(in thousands)

2018 (remaining 3 months)	$875
2019	15,914
2020	56,175
2021	205,944
$278,908

Note 15 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Cost of products sold	$219	$154	$652	$562
Research and development	926	980	2,970	4,129
Selling, general, and administrative	1,563	1,380	6,286	4,595
Total stock-based compensation	$2,708	$2,514	$9,908	$9,286

The stock-based compensation expense included in Selling, general, and administrative expense for the first nine months of fiscal 2018 includes approximately $1.4 million of additional one-time expense for acceleration of stock compensation under the CEO separation agreement executed with our former CEO during the first quarter of fiscal 2018.

Performance-Based Stock Compensation

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

In September 2018, we granted inducement awards outside of, but subject to the terms and conditions of the Company’s stockholder approved equity compensation plan to our incoming President and Chief Executive Officer. The inducement awards included market and performance based restricted stock that vest and become payable upon satisfaction of certain market and performance conditions. The market and performance conditions include TSR and Adjusted EBITDA targets, respectively. The TSR based awards vest and become payable over a three-year period based on the Company’s TSR relative to the PHLX Semiconductor Sector Index, with 100% of the units vesting at the 50th percentile and a multiplier to 250% of the units vesting at the 75th percentile achievement, zero vesting if relative TSR is below the 25th percentile, and vesting scaling linearly for achievement between the 25th and 75th percentile. The Adjusted EBITDA based awards will vest and become payable based upon the Company’s generating specified “adjusted” EBITDA levels on a trailing four quarter basis in any two consecutive trailing four-quarter periods.

In September 2018, we granted inducement awards outside of, but subject to the terms and conditions of the Company’s stockholder approved equity compensation plan to our incoming Corporate Vice President of Research and Development. The inducement awards included performance based restricted stock that would vest and become payable upon achievement of a target TSR. The awards vest and become payable over a three-year period based on the Company’s TSR relative to the PHLX Semiconductor Sector Index, with 100% of the units vesting at the 50th percentile and a multiplier to 200% of the units vesting at the 75th percentile achievement, zero vesting if relative TSR is below the 25th percentile, and vesting scaling linearly for achievement between the 25th and 75th percentile.

The following table summarizes the activity for our stock options and RSUs with a performance condition during the first nine months of fiscal 2018:

(Shares in thousands)	Unvested	Vested	Total
Balance, December 30, 2017	707	83	790
Granted	573	—	573
Vested	(31)	31	—
Exercised	—	(78)	(78)
Canceled	(429)	(10)	(439)
Balance, September 29, 2018	820	26	846

We incurred stock compensation expense related to these market condition awards of approximately $0.1 million and $0.6 million in the third quarter and first nine months, respectively, of fiscal 2018 and of approximately $0.1 million and $0.4 million in the third quarter and first nine months, respectively, of fiscal 2017, which is recorded as a component of total stock-based compensation expense.

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

Other Matters

We maintain certain Value-Added Tax ("VAT") benefits derived from our research and development operations that require filing tax exempt status documentation with local taxing authorities. In relation to one of our Chinese legal entities, we are undergoing an audit of this documentation as of September 29, 2018. Due to the uncertainty in both the outcome and the estimated range of any findings, no liability has been accrued as of September 29, 2018. We believe the findings would not have a material impact on our Consolidated Financial Statements and could be in a range from $0 to less than $2 million.

Note 17 - Segment and Geographic Information

Segment Information

In the three and nine month periods ended September 29, 2018 and September 30, 2017, respectively, Lattice had one operating segment: the core Lattice business, which includes semiconductor devices, evaluation boards, development hardware, and related intellectual property licensing and sales.

Geographic Information

Our revenue by major geographic area is presented in "Note 2 - Revenue from Contracts with Customers".

Our Property and equipment, net by country at the end of each period was as follows:

(In thousands)	September 29, 2018	December 30, 2017
United States	$27,893	$30,338

China	2,357	4,632
Philippines	3,472	3,883
Taiwan	1,062	958
Japan	319	313
Other	621	299
Total foreign property and equipment, net	7,831	10,085
Total property and equipment, net	$35,724	$40,423

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

Discontinuation of millimeter wave business

In the second quarter of 2018, we made the strategic decision to discontinue our millimeter wave business, which included certain assets related to our Wireless products, and our Board of Directors approved a related internal restructuring plan. This action was designed to improve profitability, reduce our infrastructure costs, and refocus on our core business activities. Approximately $24.0 million of total expense was recorded in our Consolidated Statements of Operations through the first nine months of fiscal 2018, including $11.9 million charged to Impairment of acquired intangible assets, $8.0 million charged to Cost of product revenue for inventory reserves, and $4.1 million charged to Restructuring charges for severance and other personnel costs, and for other asset restructuring. See Notes 6, 7, 8 and 13 to our consolidated financial statements presented in Part 1, Item 1 of this Report for additional details.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts and classification of assets, such as marketable securities, accounts receivable, contract assets included in prepaid expenses and other current assets, inventory, goodwill (including the assessment of reporting unit), intangible assets, current and deferred income taxes, accrued liabilities (including restructuring charges and bonus arrangements), disclosure of contingent assets and liabilities at the date of the financial statements, amounts used in acquisition valuations and purchase accounting, impairment assessments, the fair value of equity awards, and the reported amounts of product revenue, licensing and services revenue, and expenses during the fiscal periods presented. Actual results could differ from those estimates.

Results of Operations

Key elements of our Consolidated Statements of Operations are presented in the following table:

	Three Months Ended				Nine Months Ended
(In thousands)	September 29, 2018		September 30, 2017 *		September 29, 2018		September 30, 2017 *
Revenue	$101,484	100.0%	$91,971	100.0%	$302,822	100.0%	$290,695	100.0%

Gross margin	58,364	57.5	53,322	58.0	165,133	54.5	165,363	56.9

Research and development	19,131	18.9	25,648	27.9	63,153	20.9	79,857	27.5
Selling, general and administrative	21,775	21.5	21,290	23.1	69,886	23.1	67,133	23.1
Amortization of acquired intangible assets	3,823	3.8	8,526	9.3	13,982	4.6	25,777	8.8
Restructuring charges	90	0.1	3,071	3.3	5,495	1.8	4,713	1.6
Acquisition related charges	—	—	681	0.7	1,531	0.5	3,208	1.1
Impairment of intangible assets	586	0.6	36,198	39.4	12,486	4.1	36,198	12.5
Gain on sale of building	—	—	(4,624)	(5.0)	—	—	(4,624)	(1.6)
Income (loss) from operations	$12,959	12.8%	$(37,468)	(40.7)%	$(1,400)	(0.5)%	$(46,899)	(16.1)%

* Results for periods in 2017 are presented in accordance with ASC 605, which was in effect during that fiscal year.

We adopted ASC 606, Revenue from Contracts with Customers, on December 31, 2017 using the modified retrospective method. We have not restated any prior financial statements presented. See "Note 2 - Revenue from Contracts with Customers" to our consolidated financial statements and the Revenue discussions, below, for the impact of the adoption of ASC 606.

Effective April 17, 2018, we were restricted from selling to ZTE Kangzun Telecom Co. Ltd. (“ZTE”) due to sanctions imposed by the United States Department of Commerce. We believe that this will not have a material effect on either our total revenue or our revenue in Asia, as revenue from ZTE accounted for less than 3% of our total revenue in the first quarter of fiscal 2018. In July 2018, the Department of Commerce lifted the sanctions, subject to ZTE meeting certain requirements. We anticipate that we will continue sales to ZTE after it has done so, though we cannot predict whether the financial and other penalties imposed on ZTE will have a negative impact on future orders.

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

The following are examples of end market applications:

Communications and Computing	Mobile and Consumer	Industrial and Automotive	Licensing and Services
Wireless	Smartphones	Security and Surveillance	IP Royalties
Wireline	Cameras	Machine Vision	Adopter Fees
Data Backhaul	Displays	Industrial Automation	IP Licenses
Computing	Tablets	Human Computer Interaction	Patent Sales
Servers	Wearables	Automotive	Testing Services
Data Storage	Televisions and Home Theater	Drones

The composition of our revenue by end market is presented in the following table:

	Three Months Ended				Nine Months Ended
(In thousands)	September 29, 2018		September 30, 2017 *		September 29, 2018		September 30, 2017 *
Communications and Computing	$32,883	32%	$27,545	30%	$90,536	30%	$84,594	29%
Mobile and Consumer	26,974	27	25,901	28	77,980	26	82,819	29
Industrial and Automotive	38,075	37	33,923	37	122,819	40	95,793	33
Licensing and Services	3,552	4	4,602	5	11,487	4	27,489	9
Total revenue	$101,484	100%	$91,971	100%	$302,822	100%	$290,695	100%

* Results for periods in 2017 are presented in accordance with ASC 605, which was in effect during that fiscal year.

Revenue from the Communications and Computing end market increased by 19% for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 and by 7% for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 due to continued demand increases for server reference design products, partially offset by the discontinuation of our millimeter wave business.

Revenue from the Mobile and Consumer end market increased by 4% for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 due to increased demand for home automation and handset screen replacement products. Revenue from the Mobile and Consumer end market decreased by 6% for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 due to a decline in demand for products supporting a major handset manufacturer, partially offset by increased demand for home automation and handset screen replacement products.

Revenue from the Industrial and Automotive end market increased by 12% for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 and by 28% for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 due to broad market increases in the Industrial end market as well as growth from the products supporting industrial video applications and factory automation robotics applications.

Revenue from the Licensing and Services end market decreased by 23% for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 primarily due to the absence of revenue from Simplay Labs testing activities after the sale of certain assets related to that business unit at the end of the third quarter of fiscal 2017. Revenue from the Licensing and Services end market decreased by 58% for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 predominantly due to revenue from a patent sale in the first half of fiscal 2017 that did not recur in the current period, and by the absence of revenue from Simplay Labs testing activities after the sale of certain assets related to that business unit at the end of the third quarter of fiscal 2017. These decreases are partially offset by HDMI royalties that we recognized as revenue in the third quarter and first nine months of fiscal 2018 under ASC 606 but were not able to recognize in the comparable periods of fiscal 2017 under the previous guidance.

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

For the third quarter of fiscal 2018, adoption of ASC 606 increased our revenues by $2.8 million compared to revenue that would have been recognized under previous guidance. This was comprised of a $1.3 million increase due to the acceleration of revenue recognition on sales to certain distributors, with $0.2 million attributed to Communications and Computing, $0.7 million attributed to Mobile and Consumer, and $0.4 million attributed to Industrial and Automotive. An additional $1.5 million was due to increases in licensing and services revenue, mainly in HDMI royalties and audit settlements for the third quarter of fiscal 2018.

For the first nine months of fiscal 2018, adoption of ASC 606 increased our revenues by $12.0 million compared to revenue that would have been recognized under previous guidance. Of this amount, $13.7 million was due to the acceleration of revenue recognition on sales to certain distributors, with $3.5 million attributed to Communications and Computing, $5.9 million attributed to Mobile and Consumer, and $4.3 million attributed to Industrial and Automotive. This was offset by a $1.7 million decrease in licensing and services revenue comprised of $6.4 million in 2017 HDMI royalties collected that are not recorded as revenue in fiscal 2018 under ASC 606, and an increase of $4.7 million, mainly in HDMI royalties and audit settlements for the first nine months of fiscal 2018.

Revenue by Geography

We assign revenue to geographies based on ship-to location of the end customer, where available, and based upon the location of the distributor to which the product was shipped otherwise.

The composition of our revenue by geography is presented in the following table:

	Three Months Ended				Nine Months Ended
(In thousands)	September 29, 2018		September 30, 2017 *		September 29, 2018		September 30, 2017 *
Asia	$76,927	76%	$68,677	75%	$226,747	75%	$207,081	71%
Europe	11,873	12	10,972	12	36,177	12	32,631	11
Americas	12,684	12	12,322	13	39,898	13	50,983	18
Total revenue	$101,484	100%	$91,971	100%	$302,822	100%	$290,695	100%

* Results for periods in 2017 are presented in accordance with ASC 605, which was in effect during that fiscal year.

Revenue in Asia increased 12% for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 and increased 9% for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. Asia revenue is heavily affected by revenue from all of the end markets we serve. The increase in the third quarter of fiscal 2018 was predominately due to increasing demand for our products performing control applications in servers, significant growth in the Consumer space from several handset screen replacement customers, increased demand from Industrial broad market customers, and strength at a major telecommunications customer. These increases were partially offset by decline in demand from a major handset manufacturer.

Revenue in Europe increased 8% for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 and increased 11% for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 as the region is showing renewed growth in the broad market, especially in the Industrial end market.

Revenue from the Americas increased 3% for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, primarily due to increased royalty revenue. Revenue from the Americas decreased 22% for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 due to a patent sale that was recognized in the first nine months of fiscal 2017 but did not recur in the first nine months of fiscal 2018. This was partially offset by other royalty revenue and broad market growth in the region.

For the third quarter of fiscal 2018, adoption of ASC 606 increased our revenues by $2.8 million compared to revenue that would have been recognized under previous guidance. This was comprised of a $1.3 million increase due to the acceleration of revenue recognition on sales to certain distributors, with $1.2 million attributed to Europe, and $0.6 million attributed to the Americas, partially offset by a $0.5 million decrease attributed to Asia. An additional $1.5 million was due to increases in licensing and services revenue, attributed to the Americas, described above.

For the first nine months of fiscal 2018, adoption of ASC 606 increased our revenues by $12.0 million compared to revenue that would have been recognized under previous guidance. Of this amount, $13.7 million was due to the acceleration of revenue recognition on sales to certain distributors, with $10.6 million of this amount attributed to Asia, $1.2 million attributed to Europe, and $1.9 million attributed to the Americas. This was offset by the $1.7 million decrease in licensing and services revenue, attributed to the Americas, described above.

Revenue from End Customers

Our top five end customers constituted approximately 20% of our revenue for the third quarter of fiscal 2018, compared to approximately 23% for the third quarter of fiscal 2017. Our top five end customers constituted approximately 17% of our revenue for the first nine months of fiscal 2018, compared to approximately 28% for the first nine months of fiscal 2017.

Our largest end customer accounted for approximately 6% of total revenue in the third quarter of fiscal 2018 and 5% of total revenue in the first nine months of fiscal 2018. Our largest end customer accounted for approximately 5% of total revenue in the third quarter of fiscal 2017 and approximately 9% of total revenue first nine months of fiscal 2017. No customers accounted for more than 10% of total revenue during these periods.

Under ASC 606, we did not have enough information to assign end customers to approximately $1.3 million and $13.7 million of revenue recognized for the three and nine months ended September 29, 2018, respectively, on shipments to distributors that have not sold through to end customers.

Revenue from Distributors

Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to our primary distributors is presented in the following table:

	% of Total Revenue		% of Total Revenue
	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017 *	September 29, 2018	September 30, 2017 *
Arrow Electronics Inc.	24%	27%	30%	24%
Weikeng Group	27	26	26	27
All others	31	27	29	24
All distributors **	82%	80%	85%	75%

*	Results for periods in 2017 are presented in accordance with ASC 605, which was in effect during that fiscal year.
**	During the first quarter of 2018, we updated our channel categories to group all forms of distribution into a single channel. Prior periods have been reclassified to match current period presentation.

Revenue attributable to revenue streams other than distributors decreased in the third quarter and first nine months of fiscal 2018 compared to the third quarter and first nine months of fiscal 2017, resulting in increases in distribution revenue as a percentage of total revenue.

The most significant impact of the adoption of ASC 606 was to accelerate the timing of revenue recognition on product shipments to most of our distributors, resulting in an additional $1.3 million and $13.7 million of revenue, respectively in the third quarter and first nine months of fiscal 2018. Assuming all other revenue recognition criteria have been met, the new guidance requires us to recognize revenue and costs relating to such sales upon shipment to the distributor - subject to reductions for estimated reserves for price adjustments and returns - rather than upon the ultimate sale by the distributor to its end customer, as was our previous practice. The impact of this change will depend primarily on the level of inventory held by distributors at the beginning and end of each period. To the extent these inventory levels fluctuate significantly, revenue under the new standard could be materially different than that under the previous standard. We anticipate that the benefit to product revenue resulting from distributor inventory will be minimal in the fourth quarter of 2018. We currently expect the adoption of the new standard to increase revenue recognized from distributors in the 3% range in 2018 compared to revenue recognized from distributors under the previous standard in 2017

Gross Margin

The composition of our gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Gross margin	$58,364	$53,322	$165,133	$165,363
Percentage of net revenue	57.5%	58.0%	54.5%	56.9%
Product gross margin %	56.0%	56.5%	52.8%	54.3%
Licensing and services gross margin %	100.0%	86.6%	97.7%	82.0%

For the third quarter and first nine months of fiscal 2018 compared to the third quarter and first nine months of fiscal 2017, gross margin decreased by 0.5 and 2.4 percentage points, respectively. The overall gross margin was influenced by the relative mix between product revenue and licensing and services revenue, and this decline resulted primarily from lower licensing and services revenue, partially offset by a decrease in revenue and costs from the Mobile and Consumer end market. Licensing and services accounted for approximately 4% of total revenue in the third quarter and first nine months of fiscal 2018 compared to approximately 5% and 9%, respectively, in the third quarter and first nine months of fiscal 2017.

The primary contributor to the 0.5 percentage point decrease in the third quarter of fiscal 2018 compared to the respective period in fiscal 2017 is an increase in Communications and Computing end market volume, partially offset by lower revenues and costs from the Mobile and Consumer end market. The primary driver of the 1.5 percentage point decrease in product gross margin in the first nine months of fiscal 2018 was the one-time charge of $8.3 million for specific inventory reserves taken on products that were eliminated with the discontinuation of our millimeter wave business. This was partially offset by decreased volume and costs from the Mobile and Consumer end market.

The primary contributor to the 13.4 percentage point increase in licensing and services gross margin in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was an increase in the mix of higher margin licensing and services revenue period over period. The 15.7 percentage point increase in licensing and services gross margin in the first nine months of fiscal 2018 compared to the respective period in fiscal 2017 was due primarily to the $18.0 million patent sale that was recognized in two installments during the first six months of fiscal 2017. The costs associated with the patent sale of $3.6 million, primarily the net book value of the patents acquired in our acquisition of Silicon Image, were greater than usual for this category and had a substantial impact on licensing and services gross margin.

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

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	% change	September 29, 2018	September 30, 2017	% change
Research and development	$19,131	$25,648	(25)	$63,153	$79,857	(21)
Percentage of revenue	18.9%	27.9%		20.9%	27.5%
Mask costs included in Research and development	$—	$(82)	(100)	$521	$978	(47)

Research and development expense includes costs for compensation and benefits, stock compensation, development masks, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software to support new products.

The decrease in Research and development expense for the third quarter and first nine months of fiscal 2018 compared to the third quarter and first nine months of fiscal 2017 is due mainly to the cost reductions realized from restructuring actions and from the sale of assets and a business unit. These savings were predominantly from headcount related expenses, including lower stock compensation expense, and from reductions in time-based licenses. There was also a decrease year-over-year in mask expenses due to the timing of projects.

We believe that a continued commitment to Research and development is essential to maintaining product leadership and providing innovative new product offerings and, therefore, we expect to continue to make significant future investments in Research and development.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	% change	September 29, 2018	September 30, 2017	% change
Selling, general, and administrative	$21,775	$21,290	2	$69,886	$67,133	4
Percentage of revenue	21.5%	23.1%		23.1%	23.1%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses.

The increase in Selling, general, and administrative expense for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 is due mainly to an increase in payroll costs related to executive transitions and professional fees. The increase in Selling, general, and administrative for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 is due mainly to $2.7 million in one-time costs resulting from our CEO retirement and transition, including accelerated stock compensation and severance expense in the first quarter of fiscal 2018, and by CEO search fees in the first half of fiscal 2018.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	% change	September 29, 2018	September 30, 2017	% change
Amortization of acquired intangible assets	$3,823	$8,526	(55)	$13,982	$25,777	(46)
Percentage of revenue	3.8%	9.3%		4.6%	8.8%

The decrease in Amortization of acquired intangible assets for the third quarter and first nine months of fiscal 2018 compared to the third quarter and first nine months of fiscal 2017 is primarily due to the reduction of certain intangibles as a result of patent sales and impairment charges in previous periods.

Restructuring Charges

The composition of our Restructuring charges, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	% change	September 29, 2018	September 30, 2017	% change
Restructuring charges	$90	$3,071	(97)	$5,495	$4,713	17
Percentage of revenue	0.1%	3.3%		1.8%	1.6%

Restructuring charges include expenses resulting from reductions in our worldwide workforce, consolidation of our facilities, removal of fixed assets from service, and cancellation of software contracts and engineering tools.

In June 2018, our Board of Directors approved an internal restructuring plan (the "June 2018 Plan"), which included the discontinuation of our millimeter wave business and the use of certain assets related to our Wireless products, and a workforce reduction. The June 2018 Plan is designed to reduce our infrastructure costs and refocus on our core business activities. Approximately $4.1 million of restructuring expense has been incurred through September 29, 2018 under the June 2018 Plan, and we believe this amount approximates the total costs under the plan and that this plan is substantially complete.

In June 2017, our Board of Directors approved an internal restructuring plan (the "June 2017 Plan"), which included the sale of 100% of the equity of our Hyderabad, India subsidiary and certain assets related to our Simplay Labs testing and certification business, a worldwide workforce reduction, and an initiative to reduce our infrastructure costs. These actions are part of an overall plan to achieve financial targets and to enhance our financial and competitive position by better aligning our revenue and operating expenses. Under this plan, approximately $0.1 million and $3.1 million of expense was incurred during the three months ended September 29, 2018 and September 30, 2017, respectively, and approximately $1.4 million and $5.5 million of expense was incurred during the nine months ended September 29, 2018 and September 30, 2017, respectively. Approximately $9.4 million of total expense has been incurred through September 29, 2018 under the June 2017 Plan. We expect the total cost to be approximately $21.5 million to $23.0 million and that it will be substantially completed by the end of the first quarter of fiscal 2019.

The $3.0 million decrease in restructuring expense in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was the result of the Plans nearing completion. The $0.8 million increase in restructuring expense in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 was driven by significant headcount-related, lease and systems restructuring charges in the current year related to the June 2018 Plan and June 2017 Plan versus smaller charges in the previous year under the June 2017 Plan.

Acquisition Related Charges

The composition of our Acquisition related charges, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	% change	September 29, 2018	September 30, 2017	% change
Acquisition related charges	$—	$681	(100)	$1,531	$3,208	(52)
Percentage of revenue	—%	0.7%		0.5%	1.1%

Acquisition related charges include legal and professional fees directly related to acquisitions. For the third quarter of fiscal 2017 and the first nine months of both fiscal 2018 and 2017, Acquisition related charges were entirely attributable to legal fees and outside services in connection with our proposed acquisition by Canyon Bridge Acquisition Company, Inc. Although the acquisition was terminated, we had continued to incur certain residual legal charges directly related to this transaction. We do not expect any future residual costs.

Impairment of Intangible Assets

The composition of our Impairment of intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	% change	September 29, 2018	September 30, 2017	% change
Impairment of intangible assets	$586	$36,198	(98)	$12,486	$36,198	(66)
Percentage of revenue	0.6%	39.4%		4.1%	12.5%

During our review of our strategic long-range plan completed at the end of the third quarter of fiscal 2018, we concluded that a certain product line had limited future revenue potential due to a decline in customer demand for that product. We determined that this conclusion constituted an impairment indicator to the related specific developed technology intangible asset acquired in our acquisition of Silicon Image. Our assessment of the fair value of this intangible asset concluded that it had been fully impaired as of September 29, 2018, and we recorded an impairment charge of $0.6 million in the Consolidated Statements of Operations.

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

Gain on sale of building

In August 2017, we sold building space which we owned in Shanghai, China for gross proceeds of approximately $7.9 million. The building space was vacated in fiscal 2015 upon consolidation of facilities to a single site in Shanghai following our acquisition of Silicon Image. As of the sale date, the building had a historical cost of $3.6 million, accumulated depreciation of $1.4 million, and we incurred $1.1 million of direct selling costs, resulting in a net gain on sale of $4.6 million, which is presented as Gain on sale of building in our Consolidated Statements of Operations.

Interest expense

Interest expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	% change	September 29, 2018	September 30, 2017	% change
Interest expense	$(5,500)	$(3,888)	41	$(15,582)	$(14,112)	10
Percentage of revenue	(5.4)%	(4.2)%		(5.1)%	(4.9)%

The increase in Interest expense for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, and for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017, was largely driven by the increase in the effective interest rate on our long-term debt offset by the reduction in the principal balance of our long-term debt as a result of the additional principal payments made in the first nine months of fiscal 2018. See the Credit Arrangements section under Liquidity and Capital Resources for further discussion of the debt.

Other expense, net

The composition of our Other expense, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	% change	September 29, 2018	September 30, 2017	% change
Other expense, net	$(452)	$(2,027)	(78)	$(246)	$(2,104)	(88)
Percentage of revenue	(0.4)%	(2.2)%		(0.1)%	(0.7)%

For the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, and for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017, the decrease in Other expense, net is primarily driven by the $1.8 million loss on the sale of 100% of the equity of our Hyderabad, India subsidiary and certain assets related to our Simplay Labs testing and certification business to an unrelated third party in the third quarter of fiscal 2017.

Income Taxes

The composition of our Income tax expense (benefit) is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	% change	September 29, 2018	September 30, 2017	% change
Income tax expense (benefit)	$33	$(331)	(+100)	$1,973	$234	+100

Our Income tax expense (benefit) for the third quarters of fiscal 2018 and fiscal 2017 is composed primarily of foreign income and withholding taxes, partially offset by benefits resulting from the release of uncertain tax positions due to statute of limitation expirations that occurred in the respective periods. The increase in expense in the third quarter and the first nine months of fiscal 2018 as compared to the third quarter and first nine months of fiscal 2017 is primarily due to increased foreign withholding taxes related to HDMI royalty distributions received in the current year periods.

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

We believe that our financial resources will be sufficient to meet our working capital needs through at least the next 12 months. As of September 29, 2018, we did not have significant long-term commitments for capital expenditures. In the future, and to the extent our Credit Agreement permits, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, completing other acquisitions, securing additional wafer supply, or increasing our working capital, we may seek to obtain equity or additional debt financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also need to obtain equity or additional debt financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs, which financing may now be more difficult to obtain in light of our indebtedness related to the Credit Agreement.

Cash, cash equivalents, and short-term marketable securities

(In thousands)	September 29, 2018	December 30, 2017	$ Change
Cash and cash equivalents	$107,893	$106,815	$1,078
Short-term marketable securities	9,600	4,982	4,618
Total Cash and cash equivalents and Short-term marketable securities	$117,493	$111,797	$5,696

As of September 29, 2018, we had total Cash, cash equivalents, and short-term marketable securities of $117.5 million, of which approximately $74.7 million in Cash and cash equivalents was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. earnings may have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested. As of September 29, 2018, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net increase in Cash, cash equivalents, and short-term marketable securities of $5.7 million between December 30, 2017 and September 29, 2018 was primarily driven by $20.6 million in cash provided by operations, and $26.5 million cash provided by the issuance of common stock upon the exercise of stock options, net of withholding taxes on the vesting of RSUs, partially offset by $27.9 million cash used in the repayment of debt and $12.3 million of cash used in capital expenditures and payment for software licenses.

Accounts receivable, net

(In thousands)	September 29, 2018	December 30, 2017	Change
Accounts receivable, net	$75,648	$55,104	$20,544
Days sales outstanding - Overall	68	53	15

Accounts receivable, net as of September 29, 2018 increased by $20.5 million, or 37%, compared to December 30, 2017. A majority of the increase resulted from increased distributor revenue and billings to support the near-term demand from increasing server deployments and consumer applications, partially offset by the timing of collections and by additional ship and debit and return accruals recorded in the first nine months of fiscal 2018 due to adoption of ASC 606 that were not recorded as of the end of fiscal 2017.

The increase in overall days sales outstanding to 68 days at September 29, 2018 from 53 days at December 30, 2017 is mainly due the changes in distributor accounts receivable as a result of increased distributor inventory and adoption of ASC 606 discussed above.

Inventories

(In thousands)	September 29, 2018	December 30, 2017	Change
Inventories	$66,381	$79,903	$(13,522)
Months of inventory on hand	4.6	5.4	(0.8)

Inventories as of September 29, 2018 decreased $13.5 million, or 17%, compared to December 30, 2017 primarily due to $8.0 million of specific inventory reserves taken on products that were eliminated with the discontinuation of our millimeter wave business. Additional reductions were made as a result of managing inventory levels based on improved system visibility of product demand.

The months of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of sales in that quarter. Our months of inventory on hand decreased to 4.6 months at September 29, 2018 from 5.4 months at December 30, 2017. Major factors resulting in the decrease are consistent with those noted above in the change in inventories.

Credit Arrangements

On March 10, 2015, we entered into a secured credit agreement (the "Credit Agreement") with Jefferies Finance, LLC and certain other lenders for purposes of funding, in part, our acquisition of Silicon Image. The Credit Agreement provided for a $350 million term loan (the "Term Loan") maturing on March 10, 2021 (the "Term Loan Maturity Date"). We received $346.5 million, net of an original issue discount of $3.5 million and we paid debt issuance costs of $8.3 million. The Term Loan bears variable interest equal to the one-month LIBOR, subject to a 1.00% floor, plus a spread of 4.25%. The current effective interest rate on the Term Loan is 7.03%.

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

In the first quarter of fiscal 2018, we made a required quarterly installment payment of $0.9 million. In the second quarter of fiscal 2018, we made a required excess cash flow payment of $0.2 million, a required quarterly installment payment of $0.9 million, and an additional $10.0 million principal payment. In the third quarter of fiscal 2018, we made a required quarterly installment payment of $0.9 million, and an additional $15.0 million principal payment. Over the next twelve months, our principal payments will be comprised mainly of regular quarterly installments, a required annual excess cash flow payment, and we could make any discretionary payments we deem appropriate.

While the Credit Agreement does not contain financial covenants, it does contain informational covenants and certain restrictive covenants, including limitations on liens, mergers and consolidations, sales of assets, payment of dividends, and indebtedness. We were in compliance with all such covenants in all material respects at September 29, 2018.

As of September 29, 2018, we had no significant long-term purchase commitments for capital expenditures or existing used or unused credit arrangements.

Contractual Cash Obligations

There have been no material changes to our contractual obligations outside of the ordinary course of business in the first nine months of fiscal 2018, as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 30, 2017.

Off-Balance Sheet Arrangements

As of September 29, 2018, we did not have any off-balance sheet arrangements of the type described by Item 303(a)(4) of SEC Regulation S-K.

Non-GAAP Financial Measures

To supplement our consolidated financial results presented in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), we also present non-GAAP financial measures which are adjusted from the most directly comparable U.S. GAAP financial measures. The non-GAAP measures set forth below exclude charges and adjustments primarily related to stock-based compensation, restructuring plans and related charges, acquisition-related charges, amortization of acquired intangible assets, impairment of intangible assets, gain on sale of building, loss on sale of business unit, and the estimated tax effect of these items. These charges and adjustments may be recurring in nature but are a result of periodic or non-core operating activities of the Company.

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

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
(unaudited)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Gross Margin Reconciliation
GAAP Gross margin	$58,364	$53,322	$165,133	$165,363
Inventory adjustment related to restructured operations	(288)	—	7,989	—
Stock-based compensation expense - gross margin	219	154	652	562
Non-GAAP Gross margin	$58,295	$53,476	$173,774	$165,925

Gross Margin % Reconciliation
GAAP Gross margin %	57.5%	58.0%	54.5%	56.9%
Cumulative effect of non-GAAP Gross Margin adjustments	(0.1)%	0.1%	2.9%	0.2%
Non-GAAP Gross margin %	57.4%	58.1%	57.4%	57.1%

Operating Expenses Reconciliation
GAAP Operating expenses	$45,405	$90,790	$166,533	$212,262
Amortization of acquired intangible assets	(3,823)	(8,526)	(13,982)	(25,777)
Restructuring charges	(90)	(3,071)	(5,495)	(4,713)
Acquisition related charges (1)	—	(681)	(1,531)	(3,208)
Impairment of acquired intangible assets	(586)	(36,198)	(12,486)	(36,198)
Stock-based compensation expense - operations	(2,489)	(2,360)	(9,256)	(8,724)
Gain on sale of building	—	4,624	—	4,624
Non-GAAP Operating expenses	$38,417	$44,578	$123,783	$138,266

(1) Legal fees and outside services that were related to our proposed acquisition by Canyon Bridge Acquisition Company, Inc.

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures (continued)

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
(unaudited)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Income (Loss) from Operations Reconciliation
GAAP Income (loss) from operations	$12,959	$(37,468)	$(1,400)	$(46,899)
Inventory adjustment related to restructured operations	(288)	—	7,989	—
Stock-based compensation expense - gross margin	219	154	652	562
Amortization of acquired intangible assets	3,823	8,526	13,982	25,777
Restructuring charges	90	3,071	5,495	4,713
Acquisition related charges (1)	—	681	1,531	3,208
Impairment of acquired intangible assets	586	36,198	12,486	36,198
Stock-based compensation expense - operations	2,489	2,360	9,256	8,724
Gain on sale of building	—	(4,624)	—	(4,624)
Non-GAAP Income from operations	$19,878	$8,898	$49,991	$27,659

Income (Loss) from Operations % Reconciliation
GAAP Income (loss) from operations %	12.8%	(40.7)%	(0.5)%	(16.1)%
Cumulative effect of non-GAAP Gross Margin and Operating adjustments	6.8%	50.4%	17.0%	25.6%
Non-GAAP Income from operations %	19.6%	9.7%	16.5%	9.5%

Other Expense, Net Reconciliation
GAAP Other expense, net	$(452)	$(2,027)	$(246)	$(2,104)
Loss on sale of assets and business units	—	1,796	—	1,496
Non-GAAP Other expense, net	$(452)	$(231)	$(246)	$(608)

Income Tax Expense (Benefit) Reconciliation
GAAP Income tax expense (benefit)	$33	$(331)	$1,973	$234
Estimated tax effect of non-GAAP Adjustments (2)	108	(218)	(88)	142
Non-GAAP Income tax expense (benefit)	$141	$(549)	$1,885	$376

Net Income (Loss) Reconciliation
GAAP Net income (loss)	$6,974	$(43,052)	$(19,201)	$(63,349)
Inventory adjustment related to restructured operations	(288)	—	7,989	—
Stock-based compensation expense - gross margin	219	154	652	562
Amortization of acquired intangible assets	3,823	8,526	13,982	25,777
Restructuring charges	90	3,071	5,495	4,713
Acquisition related charges (1)	—	681	1,531	3,208
Impairment of acquired intangible assets	586	36,198	12,486	36,198
Stock-based compensation expense - operations	2,489	2,360	9,256	8,724
Gain on sale of building	—	(4,624)	—	(4,624)
Gain on sale of assets and business unit	—	1,796	—	1,496
Estimated tax effect of non-GAAP Adjustments (2)	(108)	218	88	(142)
Non-GAAP Net income	$13,785	$5,328	$32,278	$12,563

(1) Legal fees and outside services that were related to our proposed acquisition by Canyon Bridge Acquisition Company, Inc.
(2) We calculate non-GAAP tax expense by applying our tax provision model to year-to-date and projected income after adjusting for non-GAAP items. The difference between calculated values for GAAP and non-GAAP tax expense has been included as the “Estimated tax effect of non-GAAP adjustments.”

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures (continued)

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
(unaudited)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Net Income (Loss) Per Share Reconciliation
GAAP Net income (loss) per share - basic and diluted	$0.05	$(0.35)	$(0.15)	$(0.52)
Cumulative effect of Non-GAAP adjustments	0.06	0.39	0.41	0.62
Non-GAAP Net income per share - basic and diluted	$0.11	$0.04	$0.26	$0.10

Shares used in per share calculations:
Basic	127,816	122,990	125,578	122,393
Diluted - GAAP	129,474	122,990	125,578	122,393
Diluted - non-GAAP (3)	129,474	124,225	126,862	124,454

(3)	Diluted shares are calculated using the GAAP treasury stock method. In a loss position, diluted shares equal basic shares.

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

We mitigate the resulting foreign currency exchange rate exposure by entering into foreign currency forward exchange contracts, details of which are presented in the following table:

	September 29, 2018	December 30, 2017
Total cost of contracts for Japanese yen (in thousands)	$1,955	$2,204
Number of contracts	2	2
Settlement month	June 2019	June 2018

Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges under U.S. GAAP and as such are adjusted to fair value through Other expense, net. We do not engage in speculative trading in any financial or capital market.

The net fair value of these contracts was favorable by approximately $0.1 million at both September 29, 2018 and December 30, 2017. A hypothetical 10% unfavorable exchange rate change in the yen against the U.S. dollar would have resulted in an unfavorable change in net fair value of approximately $0.1 million at September 29, 2018 and approximately $0.2 million at December 30, 2017. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

Interest Rate Risk

At September 29, 2018, we had $278.9 million outstanding on the original $350 million term loan outstanding under our Credit Agreement, with a variable contractual interest rate based on the one-month LIBOR as of September 29, 2018, subject to a 1.00% floor, plus a spread of 4.25%. A hypothetical increase in the one-month LIBOR by 1% (100 basis points) would increase our future interest expense by approximately $0.7 million per quarter.

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

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 29, 2018 because we continue to implement the steps to remediate the material weakness described in Item 9A of our Annual Report on Form 10-K for the year ended December 30, 2017 and summarized below. Notwithstanding such material weakness in internal control over financial reporting, our management concluded that the consolidated financial statements in this quarterly report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

In Item 9A of our Annual report on Form 10-K for the year ended December 30, 2017, we disclosed a material weakness in internal control over financial reporting as a result of not conducting an effective risk assessment over significant unusual transactions and as a result, not designing and implementing control activities over the accounting for those significant unusual transactions. In response to the material weakness, management identified remediation steps to address such material weakness and has taken specific actions to address these issues, which are ongoing and include:

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

These ongoing improvements are targeted at strengthening our internal control over financial reporting and remediating the material weakness referenced above. We remain committed to effective disclosure controls and procedures and an effective internal control environment and management believes that these actions, and the improvements management expects to achieve as a result, will remediate the material weakness. However, the process of improvement and remediation is ongoing as of September 29, 2018, and the material weaknesses in our internal control over financial reporting and our disclosure controls and procedures will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively.

Other than the ongoing material weakness remediation plan described above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15(d) - 15(f) under the Exchange Act) that occurred during the third quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on distributors to generate a significant portion of our revenue and complete order fulfillment, and any adverse change in our relationship or our distributors' financial health, reduction of selling efforts, or inaccuracy in resale reports could harm our sales or result in misreporting our results. Also, new revenue standards require recognition of revenue based on significant estimates, and may require us to book revenue from distributors that is in excess of actual end customer demand. If our distributor does not ultimately sell the inventory and our estimates change, we could be required to materially correct our recognized revenue in a future period, depending on actual results, which could adversely affect our revenues and profits. Any failure to manage these challenges could disrupt or reduce sales of our products and unfavorably impact our financial results.

We depend on our distributors to sell our products to end customers, complete order fulfillment, and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. Revenue attributable to distributors accounted for 85% of our total revenue in the first nine months of fiscal 2018, with two distributors accounting for 56% of our total revenue in the first nine months of fiscal 2018.

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

Since we have limited ability to forecast inventory levels of our end customers, it is possible that there may be significant build-up of inventories in the distributor channel, with the OEM or the OEM’s contract manufacturer. Such a buildup could result in a slowdown in orders, requests for returns from customers, or requests to move out planned shipments. Additionally, with our adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), the timing of revenue recognition of product shipments to most of our distributors is accelerated. Assuming all other revenue recognition criteria have been met, we recognize revenue and costs relating to such sales upon shipment to the distributor, which could result in our recognizing revenue on inventory that is a result of a distributor building inventory in advance of a clear and actual demand. The new standard requires recognition of revenue based on significant estimates, and if our distributor does not ultimately sell the inventory and our estimates change, we could be required to materially correct our recognized revenue in a future period, depending on actual results. This could adversely affect our revenues and profits. Any failure to manage these challenges could disrupt or reduce sales of our products and unfavorably impact our financial results.

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

We derive the majority of our revenue from sales outside of the United States. Accordingly, if we experience a decline in foreign sales, our operating results could be adversely affected. Our foreign sales are subject to numerous risks, including:

•	changes in local economic conditions;

•	currency exchange rate volatility;

•	governmental stimulus packages, controls, tariffs and trade disputes or restrictions;

•	governmental policies that promote development and consumption of domestic products;

•	export license requirements, foreign trade compliance matters, and restrictions on the use of technology;

•	political instability, war, terrorism, or pandemic disease;

•	changes in tax rates, tariffs, or freight rates;

•	reduced protection for intellectual property rights;

•	longer receivable collection periods;

•	natural or man-made disasters in the countries where we sell our products;

•	interruptions in transportation;

•	interruptions in the global communication infrastructure;

•	labor regulations; and

•	the impact of trade policy decisions on the economy.

Any of these factors could adversely affect our financial condition and results of operations in the future. For instance, in the past we sold products to ZTE and had anticipated doing so throughout fiscal 2018. However, during the second quarter of fiscal 2018 we were restricted from selling to ZTE due to sanctions imposed by the United States Department of Commerce. While the sanctions against ZTE have been lifted by the Department of Commerce, any additional sanctions or other government actions in response to such sanctions that affect our distributors or customers could adversely affect our financial condition and results of operations.

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

General economic conditions and deterioration in the global business environment, including as a result of trade disputes such as the one developing between China and the United States, could have a material adverse effect on our business, operating results, and financial condition.

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

In connection with our acquisition of Silicon Image, we entered into a secured Credit Agreement providing for a $350 million term loan that matures on March 10, 2021. As of September 29, 2018, our outstanding balance was $278.9 million. Our obligations under the Credit Agreement are guaranteed by our U.S. subsidiaries. Our obligations include a requirement to pay quarterly installments of approximately $0.9 million and up to 75% of our annual excess cash flow toward repayment of the facility, with the remaining balance due upon maturity. Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot provide assurance that our business operations will generate sufficient cash flow from operations to fund these debt service obligations. If we are unable to service our debt, we may need to sell material assets, restructure or refinance our debt, or seek additional equity capital. Prevailing economic conditions and global credit markets could adversely impact the availability of debt or equity financing on terms acceptable to us, or we may not be able to refinance or restructure our debt without incurring significant additional fees and expenses.

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

A significant portion of our revenue depends on sales to a limited number of customers. In the third quarter of fiscal 2018, our largest end customer accounted for approximately 6% of our total revenue, and our top five end customers accounted for approximately 20% of our total revenue. During the first quarter of fiscal 2018, approximately 3% of our total revenue came from ZTE Kangzun Telecom Co. Ltd. (“ZTE”) before we were restricted from selling to ZTE due to sanctions imposed by the United States Department of Commerce. Although sanctions against ZTE have been lifted subject to ZTE satisfying certain conditions established by the United States Department of Commerce, we cannot predict whether the financial and other penalties imposed on ZTE will have a negative impact on future orders. If ZTE again becomes subject, or if other customers become subject, to sanctions by the United States Department of Commerce or if our customers are affected by tariffs or other government trade restrictions, our business and financial condition could be adversely affected. If our relationships with any material customers were to diminish, if these customers were to develop their own solutions or adopt alternative solutions or competitors' solutions, or if our relationship with any future customer which accounts for a significant portion of our revenue were to diminish due to these or other factors, our results could be adversely affected.

While we strive to maintain strong relationships with our customers, their continued use of our products is frequently reevaluated, as certain of our customers' product life cycles are relatively short and they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by these customers. For example, one of our largest customers from the second half of 2016 through the first half of 2017 was a major mobile handset provider. The production volume for this mobile handset peaked in the fourth quarter of fiscal 2016, and the associated revenue stream has declined in subsequent quarters as the end product completes its lifecycle. Our product was not included in this provider's next generation handset, and there is no guarantee that our products will be included in its future handsets, nor in any of its other devices. Any significant loss of, or a significant reduction in purchases by, one or more of these customers or their failure to meet their commitments to us, could have an adverse effect on our financial condition and results of operations. If any one or more of our concentrated groups of customers were to experience significantly adverse financial conditions, our financial condition and business could be adversely affected as well.

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

Revenue from the Industrial and Automotive end market accounted for 40% of our revenue in the first nine months of fiscal 2018. We have experienced recent concentrations of revenue at specific customers. Reductions in the magnitude of their individual revenue streams or the duration of their use of our products could adversely affect our revenue and operating results. Further, we compete for design opportunities at these customers and an inability to meet their design and pricing requirements could lead to a reduction in our revenue adversely affecting our operating results.

A downturn in the Communications and Computing end market could cause a meaningful reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

Revenue from the Communications and Computing end market accounted for 30% of our revenue in the first nine months of fiscal 2018. Three of our top five programmable logic customers participate primarily in the Communications and Computing end market. In the past, cyclical weakening in demand for programmable logic products from customers in the Communications and Computing end market has adversely affected our revenue and operating results. In addition, telecommunication equipment providers are building network infrastructure for which we compete for product sales. Any deterioration in the Communications and Computing end market, our end customers' reduction in spending, or a reduction in spending by their customers to support this end market or use of our competitors’ products could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations. This type of decline impacted our results in the past and could do so again in the future.

The Mobile and Consumer end market is rapidly changing and cyclical, and a downturn in this end market or our failure to accurately predict the frequency, duration, timing, and severity of these cycles could adversely affect our financial condition and results.

Revenue from the Mobile and Consumer end market accounted for 26% of our revenue in the first nine months of fiscal 2018. Revenue from the Mobile and Consumer end market consists primarily of revenue from our products designed and used in a broad range of consumer electronics products including smartphones, tablets and e-readers, wearables, accessories such as chargers and docks, Ultra High-Definition TVs, Digital SLR cameras, drones, and other connected devices. This market is characterized by rapidly changing requirements and product features and volatility in consumer demand. Our success in this market will depend principally on our ability to:

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

We rely in part on various information technology ("IT") systems to manage our operations, including financial reporting, and we regularly make changes to improve them as necessary by periodically implementing new, or upgrading or enhancing existing, operational and IT systems, procedures, and controls. We have undergone a significant integration and systems implementation following the acquisition of Silicon Image. However, various systems remain that may be nearing the end of their useful life or vendor support, and which will ultimately need to be replaced.

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

These systems are supported by subcontractors, and they may also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties or delays in maintaining, managing, and integrating them could impact the company's ability to perform necessary operations, which could materially adversely affect our business.

Failure of our internal control over financial reporting could adversely affect our business and financial results.

In our Annual Report on Form 10-K for the year ended December 30, 2017, we disclosed a material weakness in our internal control over financial reporting related to our risk assessment involving significant unusual transactions. If our remediation steps to address such material weakness are not effective, we may continue to have ineffective internal controls over financial reporting. We provide no assurance that we will be able to timely remediate the material weakness we have identified, or any weakness in our or significant deficiency that may be identified in future periods. Any failure to maintain an effective system of internal controls over financial reporting could limit our ability to report our financial results accurately and timely, which could adversely affect our business, financial results and stock price.

We may experience a disruption of our business activities due to changes in our executive leadership team and the resulting management transitions.

We have recently experienced significant changes to our executive leadership team. On August 27, 2018, the Company's Board of Directors announced the appointment of Jim Anderson as the Company's President and Chief Executive Officer, whose employment commenced September 4, 2018. The Company also announced a transition involving the Chief Financial Officer and new appointments to management roles in research and development and marketing. This executive leadership transition may result in loss of personnel with deep institutional knowledge and has the potential to disrupt our operations and relationships with employees, customers and suppliers. We must successfully integrate our new management team members within our organization in order to achieve our operating objectives, and these management transitions may temporarily affect our financial performance and results of operations as our new executive leadership team becomes familiar with our business. In addition, our competitors may seek to use this transition and the related potential disruptions to gain a competitive advantage over us. Our future operating results depend substantially upon the continued service of our key personnel and in significant part upon our ability to attract and retain qualified management personnel. If we are unable to mitigate these or other similar risks, our business activity could be disrupted, and our financial condition and results of operations could be materially adversely affected.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and to test goodwill and long-lived assets, including amortizable intangible assets, for impairment at any other time that circumstances arise indicating the carrying value may not be recoverable. For purposes of testing goodwill for impairment, the Company currently operates as one reporting unit: the core Lattice ("Core") business, which includes intellectual property and semiconductor devices. No impairment charges related to goodwill were recorded in the first three quarters of fiscal 2018, nor in either fiscal year 2017 or 2016. Impairment charges related to amortizable intangible assets from the Silicon Image acquisition totaled approximately $12.5 million, $32.4 million, and $7.9 million in fiscal years 2018, 2017, and 2016, respectively. There is no assurance that future impairment tests will indicate that goodwill or amortizable intangible assets will be deemed recoverable. As we continue to review our business operations and test for impairment or in connection with possible sales of assets, we may have impairment charges in the future, which may be material.

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

We share HDMI royalties with the other HDMI Founders based on an allocation formula, which is reviewed every three years. The most recent royalty sharing formula covered the period from January 1, 2014 through December 31, 2016, and an interim agreement covering the period from January 1, 2017 through December 31, 2017 was signed in the second quarter of fiscal 2018. However, a new agreement covering the period beginning January 1, 2018 is yet to be signed. Our portion of the royalty allocation has declined for the last several years. In 2015, we received between 24% and 25% of the royalty allocation, while for 2016 and 2017, we received 20% of the royalty allocation. The royalty allocation for 2018 and future years is not yet known but may decline. If the royalty allocation continues to decline, our financial performance could be adversely affected. In addition, delays in the signing of new royalty sharing agreements impacted our timing of revenue recognition and ability to recognize revenue related to the royalties in fiscal 2017. With our adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as of the beginning of fiscal 2018, we will recognize revenue related to royalties based on estimates of the amounts we will be entitled to receive, and these estimates could differ materiality from actual royalty sharing amounts.

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

We currently continue to be involved in other standard setting initiatives. For example, through Silicon Image’s acquisition of SiBEAM, Inc. in May 2011, it achieved SiBEAM’s prior position as founder and chair of the WirelessHD Consortium. We may decide to license additional elements of our intellectual property to others for use in implementing, developing, promoting, or adopting standards in our target markets, in certain circumstances at little or no cost. This may make it easier for others to compete with us in such markets. In addition, even if we receive license fees or royalties in connection with the licensing of our intellectual property, we make no assurance that such license fees or royalties will compensate us adequately.

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

Our revenue depends, in part, on the continued adoption and widespread implementation of the HDMI and MHL specifications.

Our future revenue depends, in part, upon the continued adoption and widespread implementation of the HDMI and MHL specifications. From time to time, competing standards have been established which negatively affect the success of existing standards or jeopardize the creation of new standards. Our failure to continue to drive innovation in the MHL specifications could have an adverse effect on our business going forward.

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims may not yet be resolved, including any that are discussed under "Note 16 - Contingencies" contained in the Notes to Consolidated Financial Statements, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, we may be faced with significant monetary damages or injunctive relief against us that could materially and adversely affect our financial condition and operating results and certain portions of our business.

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

We depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain such personnel and attract and retain other highly qualified personnel, particularly product engineers who can respond to market demands and required product innovation. In August, the Company announced plans to undertake a search for a new Chief Financial Officer. Competition for such engineering personnel and finance executives is intense and we may not be successful in hiring or retaining new or existing qualified personnel. Additionally, from time to time we have effected restructurings which have eliminated a number of positions. Even if such personnel are not directly affected by the restructuring effort, such terminations can have a negative impact on morale and our ability to attract and hire new qualified personnel in the future. If we lose existing qualified personnel or are unable to hire new qualified personnel, as needed, we could have difficulty competing in our highly-competitive and innovative environment.

ITEM 6.     EXHIBITS

Exhibit Number	Description

10.1
Employment Agreement, by and between Lattice Semiconductor Corporation and James R. Anderson, effective September 4, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 27, 2018)

10.2	Employment Agreement, by and between Lattice Semiconductor Corporation and Stephen Douglass, effective September 4, 2018.

10.3	CFO Notice and Supplemental Separation Benefit Letter dated September 28, 2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)

/s/ Max Downing
MAX DOWNING
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: October 29, 2018