Form 10-K
period 2019-12-28
LATTICE SEMICONDUCTOR CORP
filed 2020-02-24
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2019
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
________________________________________

Securities registered pursuant to Section 12(b) of the Act:
________________________________________

(Title of Class)	(Trading Symbol)	(Name of each exchange on which registered)
Common Stock, $.01 par value	LSCC	Nasdaq Global Select Market
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2019	$1,242,396,539
Number of shares of common stock outstanding as of February 20, 2020	134,318,226

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the 2020 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

LATTICE SEMICONDUCTOR CORPORATION
ANNUAL REPORT ON FORM 10-K

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These involve estimates, assumptions, risks and uncertainties. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” "possible," “predict,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential” and similar words or phrases to identify forward-looking statements.

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; future financial results or accounting treatments; our use of cash; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our opportunities to increase our addressable market; our expectations and strategies regarding market trends and opportunities, including market segment drivers such as 5G infrastructure deployments, cloud and enterprise servers, client computing platforms, industrial Internet of Things, factory automation, automotive electronics, smart homes and prosumers; our judgments involved in accounting matters; our expectations regarding product offerings; our expectations regarding our customer base; our future investments in research and development and our research and development expense efficiency; our anticipated reductions in expenses; our expectations regarding our restructuring plans; our sharing of anticipated HDMI royalty revenues; our expectations regarding taxes, including unrecognized tax benefits, and tax adjustments and allowances; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; and our beliefs regarding legal proceedings.

These forward-looking statements are based on estimates and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those statements expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements included global economic conditions and uncertainty, including as a result of trade related restrictions or tariffs, the concentration of our sales in certain end markets, particularly as it relates to the concentration of our sales in the Asia Pacific region, market acceptance and demand for our existing and new products, market and technology trends, our ability to license or sell our intellectual property, any disruption of our distribution channels, the impact of competitive products and pricing, the effect of any downturn in the economy on capital markets and credit markets, unanticipated taxation requirements or positions of the U.S. Internal Revenue Service or other taxing authority, unanticipated effects of tax reform, or unexpected impacts of accounting guidance. In addition, actual results are subject to other risks and uncertainties that relate more broadly to our overall business, including those more fully described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

Lattice Semiconductor Corporation and its subsidiaries (“Lattice,” the “Company,” “we,” “us,” or “our”) develop technologies that we monetize through differentiated programmable logic semiconductor products, system solutions, design services, and licenses. Lattice is the low power programmable leader. We solve customer problems across the network, from the Edge to the Cloud, in growing communications, computing, industrial, automotive, and consumer markets. Our technology, long-standing relationships, and commitment to world-class support enable our customers to create a smart, secure, and connected world.

Our field programmable gate array ("FPGA") devices provide us with a strong, growing base of control, connect, and compute technologies. We believe there are multiple growth areas that will allow us to increase our addressable market. In particular, we believe there are several emerging trends in servers, infrastructure, and smart devices that are opportunities for Lattice:

•	With the growth of hyperscale data centers, our “processor agnostic” solutions are ideal for control and connect functions in enterprise and data center server applications.

•	With the expected continued communications infrastructure build-out from 5G deployment, Lattice solutions are being adopted to control and connect a variety of functions in critical systems.

•
With the increase in electrification and the proliferation of sensors in smart factories, smart homes, and automobiles, our low power, small form factor solutions are ideal for everything from battery powered systems and sensor applications to embedded video.

•
With the increase in artificial intelligence, machine learning, and a multitude of applications at the network edge, Lattice has the capabilities to provide solutions. These applications often act independently and need to make instantaneous decisions. As such, they need their own computing and learning capabilities to perform functions like face detection, image recognition, and video analytics.

•
With the demand for more hardware security in the communications, computing, industrial, automotive, and consumer markets, our hardware root of trust devices provide platform firmware resilience. This provides a secure boot for systems that are dependent on processors.

To serve these emerging needs, customer systems require low power, memory bandwidth, processing power, and the ability to integrate complex functionality into a highly compact footprint. These requirements align to the capabilities of our FPGA devices. Our flexible, low power, small form factor, easy to use FPGAs put us in a unique position to meet these growing market needs.

Our Markets and Customers

We sell our products globally in three end market groups: Communications and Computing, Industrial and Automotive, and Consumer. We also provide Intellectual Property ("IP") licensing and services to these end markets, although licensing and services revenue is reported as a separate end market as it has characteristics that differ from other categories.

In the Communications and Computing Market, our solutions play key roles in computing systems such as servers and clients, 5G wireless infrastructure, switches / routers, and other related applications.

Our Communications and Computing customers need to manage control functions in their systems.

•	As compute devices become smaller and power costs become more dominant, there is a need for small form factor devices with power efficiency.

•	Additionally, these customers need simplified control logic, enhanced hardware platform security, system status monitoring, and rigorous power and thermal management.

•
Networks typically require progressively higher bandwidth and increased reliability as more data is demanded by consumer and other connected devices. Bandwidth demands are also driven by the rapid transition to cloud-based infrastructure.

•	As wireless cells become more compact without fans, there is a growing requirement for smaller form factors optimized for low power consumption.

Lattice FPGAs solve these customer problems. Our FPGAs are optimized for I/O expansion, low cost per look-up table, hardware acceleration, and hardware management. Our FPGAs consume power at very low rates, which reduces operating costs. Their small form factor enables higher functional density in less space. Finally, our FPGAs are I/O rich, which allows for more connections with system application specific integrated circuits ("ASICs") and application specific standard products ("ASSPs").

Examples of our products enabling intelligent automation in the Industrial and Automotive Market include industrial IoT, machine vision, robotics, factory automation, driver assistance, and automotive infotainment.

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

Our product portfolio helps solve these challenges. Our small-sized, low-power FPGAs not only provide the I/O expansion, bridging, connectivity, and processing inherent in FPGAs, but they also form the backbone of several integrated solutions, including complete HD camera and DVR solutions on a single FPGA device and Human-Machine Interfaces ("HMI") on a chip.

In the Consumer Market, you can find our solutions making products smarter and thinner, including: smart home devices, prosumer devices, sound bars, high end projectors, Augmented Reality ("AR") / Virtual Reality ("VR"), and wearables.

Our Consumer customers are driven by the need to deliver richer and more responsive experiences. They typically require:

•	More intelligence and computing power. Products need to be "always-on" and "always-aware."

•	Longer battery lives for handheld devices and reduced energy consumption for plugged-in devices.

•	Real-time transmission of higher resolution video content on larger screen sizes.

•	Fast design cycles. Products must be quickly and easily differentiated.

•	Smaller form factors. Products need to lay flatter on the wall or fit more easily in people’s pockets.

•	Various levels of video processing and analytics.

Lattice FPGAs bring multiple benefits to these customers. An FPGA’s parallel architecture enables faster processing than competing devices, such as microcontrollers, allowing for a user experience with shorter pauses and fewer delays. Our FPGAs are among the lowest power consumption in the industry, enabling the application processor and other high-power components to remain dormant longer, resulting in longer battery life. Finally, with some of the industry’s smallest packages, we enable thinner end products.

Our proprietary solutions help our customers get their products to market faster than typical development cycles. With re-programmability and flexibility, our FPGAs inherently allow our customers to have quicker product development. The time-to-market advantages of Lattice's solutions are critical given the shorter product life cycles and higher competition in our customers’ end markets.

Our Products, Services, and Competition

We are focused on delivering FPGAs and related solutions to help solve our customers' problems. We also serve our customers with IP licensing and various other services.

Field Programmable Gate Arrays (“FPGAs”)

FPGAs are regular arrays of logic that can be custom-configured by the user through software. This programmability allows our customers flexibility and reduced time to market while allowing us to offer the chips to many different customers in many different markets. Five product families anchor our FPGA offerings:

•
The ECP families are our “General Purpose FPGAs” and address a broad range of applications across multiple markets. They offer customers the optimal cost per gate, Digital Signal Processing ("DSP") capability, and Serialize-Deserialize ("SerDes") connectivity. ECP devices are optimized for the Communications and Computing market but also find significant use in the Industrial, Automotive, and Consumer markets.

•
The MachXO families are known as “Control & Security FPGAs” and are optimized for platform management and security applications. They are control oriented and offer the most optimized cost per I/O, along with the lowest cost per look-up table. MachXO families are widely used across our three primary target markets: Communications and Computing, Industrial and Automotive, and Consumer. Our latest generation enables users with hardware system security. The MachX03D provides systems with the platform firmware resilience they need to protect their processors during boot-up.

•
iCE40 families are known as “Ultra Low Power FPGAs.” Their small size and ultra-low power make them the optimal products for each of our core segments where small form factor and customizing is required. The latest member of the family, iCE40 UltraPlus, is focused on Internet of Things ("IoT") edge devices with its Artificial Intelligence ("AI") capabilities, low power, and small form factor.

•
Our CrossLink families are "Video Connectivity FPGAs" and are optimized for high speed video and sensor applications. CrossLink combines the power and speed benefits of hardened video camera and display bridging cores with the flexibility of FPGA fabric. CrossLinkPlus provides users with instant-on capabilities for video display. CrossLink-NX, built on the new Lattice Nexus platform, provides the lowest power in the smallest packages in its class, higher performance, and high reliability. These products are designed for computing, industrial, automotive, and consumer markets, but also find use in communications.

To enable our customers to get to market faster we support the FPGAs with intellectual property cores, reference designs, development kits, and design software. We are investing in our design software to deliver best-in-class tools that enable predictable design convergence and unparalleled ease of use. Further, we have developed integrated system-level solution stacks, such as Lattice sensAI. We combine all of these elements to solve specific customer problems such as the need to quickly implement low power AI inferencing in Edge applications.

Depending on the application, we may compete with other FPGAs vendors, as well as producers of ASICs, ASSPs, and microcontrollers. We believe that Lattice has developed products and solutions with differentiated advantages.

Legacy Semiconductor Products

We also sell Video Connectivity ASSPs, although we are not developing new products in this area and their support requirements are minimal.

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

•
IP Core Licensing - some customers need Lattice’s technology for specific functions or features, but for various reasons are not able to use our silicon solutions. In those cases, we may license our IP cores, which they can integrate into their own ASICs. In contrast to the use of consortia, these licensing activities are generally performed internally.

•
Patent Monetization - we sell certain patents from our portfolio generally for technology that we are no longer actively developing. The revenue from these sales generally consists of upfront payments and potential future royalties.

•	IP Services - projects and design services for customers who wish to develop specific solutions that harness our proven technology and expertise.

Research and Development

We place a substantial emphasis on new product development, where return on investment is the key driver, and believe that continued investment in research and development is required to maintain and improve our competitive position. Our product development activities are focused on new proprietary products, advanced packaging, existing product enhancements, software development tools, soft IP and application focused solutions. Research and development activities occur primarily in Hillsboro, Oregon; San Jose, California; Shanghai, China; and Muntinlupa City, Philippines.

We believe that a continued commitment to research and development is essential to maintaining product leadership and providing an increased cadence of innovative new product offerings and, therefore, we expect to continue to make significant future investments in research and development.

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

Lattice partners with Samsung Semiconductor ("Samsung") to manufacture the first low-power FPGA on 28nm FDS technology, which is used in our latest Nexus FPGA platform of products. We partner with United Microelectronics Corporation ("UMC") and its subsidiary United Semiconductor Japan Corporation ("USJC") to manufacture our products on its 130nm, 90nm, 65nm & 40nm CMOS process technologies, as well as embedded flash memory in these technical nodes. Taiwan Semiconductor Manufacturing Company Ltd. (“TSMC”) manufactures our acquired SiliconBlue and Silicon Image products. Seiko Epson ("Epson") manufactures our 500nm, 350nm, 250nm and 180nm products.

All of our assembly and volume test operations are performed by outside suppliers. We perform certain test operations as well as reliability and quality assurance processes internally. We have achieved and maintained ISO9001:2015 Quality Management Systems Certification and released a line of products qualified to the AEC-Q100 Reliability Standard in support of Automotive product offerings.

We rely on third party vendors to provide cost-effective and efficient supply chain services. Among other activities, these outsourced services relate to direct sales logistics, including order fulfillment, inventory management and warehousing, and shipment of inventory to third party distributors.

Wafer Fabrication

We source silicon wafers from our foundry partners, Samsung, UMC, USJC, Epson, TSMC, pursuant to agreements with each company and their respective affiliates. We negotiate wafer volumes, prices and other terms with our foundry partners and their respective affiliates on a periodic basis.

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

Sales and Revenue

We generate revenue by monetizing our technology and patents through product and technology sales. This involves the direct and channel sales of silicon-based products, as well as the licensing or sale of intellectual property that we have developed or acquired, some of which we use in our products, and certain design services that we may provide.

Sales and Customers

We primarily sell our products to end customers from Lattice Semiconductor Corporation or our wholly-owned subsidiary, Lattice SG Pte. Ltd. We sell both directly and through a network of independent manufacturers' representatives. Additionally, a substantial portion of our sales are made through independent distributors. We also employ a direct sales management and field applications engineering organization to support our end customers and indirect sales resources. Our end customers are primarily OEMs in the Communications and Computing, Industrial and

Automotive, and Consumer end markets. Our sales team uses our position in OEMs to drive multi-generation design wins and leverages distribution to grow our broad customer base.

We provide global technical support to our end customers with engineering staff based at our headquarters, product development centers and selected field sales offices. We maintain numerous domestic and international field sales offices in major metropolitan areas.

In fiscal years 2019, 2018, and 2017, resale of product by distributors accounted for approximately 82%, 83%, and 77%, respectively, of our net revenue. We depend on our distributors to sell our products to end customers, complete order fulfillment, and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. We have two global distributors. We also have regional distribution in Asia, Japan, Israel, and North America, and we sell through three major on-line distributors. In fiscal years 2019, 2018, and 2017, no individual end customer accounted for more than 10% of our total revenue.

Revenue from foreign sales as a percentage of total revenue was 89%, 90%, and 87%, for fiscal 2019, 2018, and 2017, respectively. We assign revenue to geographies based on ship-to location of the end customer, where available, and based upon the location of the distributor to which the product was shipped otherwise. Both foreign and domestic sales are denominated in U.S. dollars.

Backlog

Our backlog consists of orders from distributors and certain Original Equipment Manufacturers ("OEMs") that require delivery within the next year. Historically, our backlog has not been a predictor of future sales or customer demand for the following reasons:

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

Seasonality

We may periodically experience variability in our sales volumes and financial results due to seasonal trends in the end markets we serve, the cyclical nature of the semiconductor industry, and general economic conditions.

Intellectual Property, Patents, and Licensing

We seek to protect our products, technologies, and intellectual property primarily through patents, trade secrets, copyrights, trademark registrations, licensing restrictions, confidentiality agreements, and other approaches designed to protect proprietary information. We hold numerous United States and international patents and have patent applications pending in the United States and internationally. In addition to protecting innovations designed into our products, our ownership and maintenance of patents is an important factor in the determination of our share of the royalties for the HDMI standard. Our current patents will expire at various times between 2020 and 2038, subject to our payment of periodic maintenance fees. We believe that our patents have value, and we expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We have acquired various licenses from third parties to certain technologies that are implemented in IP cores or embedded in our products. These licenses support our continuing ability to make and sell these products to our customers. While our various IP rights are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses.

Our Team

As of December 28, 2019, we had 747 employees worldwide. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical, sales, and management personnel. None of our employees are represented by a collective bargaining agreement. We have never experienced any work stoppages and consider our employee relations to be good.

Corporate Background

Lattice was incorporated in Oregon in 1983 and reincorporated in Delaware in 1985. Our corporate headquarters are located at 5555 NE Moore Court, Hillsboro, Oregon 97124, and our website is www.latticesemi.com. Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K. Our common stock trades on the NASDAQ Global Select Market under the symbol LSCC.

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

We rely on a concentrated number of independent foundries in Asia to supply and fabricate silicon wafers for our semiconductor products, including Samsung Semiconductor, United Microelectronics Corporation, Taiwan Semiconductor Manufacturing, and Seiko Epson. Our success is dependent upon our ability to successfully partner with our foundry partners and their ability to produce wafers with competitive performance attributes and prices, including smaller process geometries. Establishing, maintaining and managing multiple foundry relationships requires the investment of management resources and costs. If we fail to maintain our foundry relationships, if our foundry partners do not provide facilities and support for our development efforts, if our foundry partners are insolvent or experience financial difficulty, or if we elect or are required to change foundries, we may incur significant costs and delays. If our foundry partners are unable to, or do not, manufacture sufficient quantities of our products at acceptable yields, we may be required to allocate the affected products among our customers, prematurely limit or discontinue the sales of certain products, or incur significant costs to transfer products to other foundries, which could adversely affect our customer relationships and operating results.

Our revenues depend on our relationships with our distributors and on a concentrated group of end customers. An adverse change in the relationships with, or performance of, our distributors, or any reduction in the use of our products by our end customers, could harm our sales and significantly decrease our revenue.

We depend on a concentrated group of distributors to sell our products to end customers, complete order fulfillment, maintain sufficient inventory of our products and provide services to our end customers. In fiscal 2019, revenue attributable to distributors accounted for 82% of our total revenue, with two distributors accounting for 55% of total revenue. In fiscal 2018, distributors accounted for 83% of our total revenue with two distributors accounting for 54% of total revenue. We have significant outstanding receivables with our top distributors, and expect our distributors to generate a significant portion of our revenue in the future. Any adverse change to our relationships or agreements with our distributors or a failure by one or more of our distributors to perform its obligations to us could have a material impact on our business, including a reduction in our access to certain end customers or our ability to sell our products.

While a significant portion of our revenue depends on sales to a concentrated number of customers, no individual end customer accounted for more than 10% of our total revenue in either fiscal 2019 or 2018. If our relationships with any material customers were to diminish, if these customers were to develop their own solutions or adopt alternative solutions or competitors' solutions, if any one or more of our concentrated groups of customers were to experience significantly adverse financial conditions, or if as a result of trade disputes or sanctions these customers were restricted from purchasing our products, our results could be adversely affected.

In addition, the inability of customers to obtain credit, the insolvency of one or more customers, or tariffs applicable to our customers’ products, could impact our sales. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, require additional restructuring actions, and decrease our revenue and profitability.

Our global business operations expose us to various economic, legal, regulatory, political, and business risks, which could impact our business, operating results and financial condition.

We have significant domestic and international operations. Our international operations include foreign sales offices to support our international customers and distributors, which account for the majority of our revenue, and operational and research and development sites in China, the Philippines, and other Asian locations. In addition, we purchase our wafers from foreign foundries; have our commercial products assembled, packaged, and tested by subcontractors located outside of the United States; and rely on an international service provider for inventory management, order fulfillment, and direct sales logistics.

Our domestic and international business activities are subject to economic, political and regulatory risks, including volatility in the financial markets; fluctuations in consumer liquidity; changes in interest rates; price increases for materials and components; trade barriers or changes in trade policies; political instability; acts of war or terrorism; natural disasters; economic sanctions; weak economic conditions, environmental regulations; labor regulations; import and export regulations; tax or freight rates; duties; trade restrictions; interruptions in transportation or infrastructure; anti-corruption laws; domestic and foreign governmental regulations; potential vulnerability of and reduced protection for intellectual property; disruptions or delays in production or shipments; and instability or fluctuations in currency exchange rates, any of which could lead to decreased demand for our products or a change in our results of operation. Uncertainty about future political and economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

If we fail to comply with the many laws and regulations to which we are subject, both within the United States and internationally, we may be subject to significant fines, penalties or liabilities for noncompliance, which could harm our business and financial results. For example, effective May 2018, the European Union adopted the General Data Protection Regulation (“GDPR”), which established new requirements regarding the handling of personal data and non-compliance monetary penalties of up to the higher of 20 million Euros or 4% of worldwide revenue. California also recently adopted the California Consumer Privacy Act (“CCPA”), which imposes significant fines and penalties for violations. Any inability or perceived inability to adequately comply with applicable laws or regulations, including GDPR or CCPA, could result in additional cost and liability to our business and could adversely affect our financial condition and results of operations.

Beginning in late 2019, the media has reported a public health epidemic originating in China, prompting precautionary government-imposed closures of certain travel and business. The operations of customers and the Company in China and elsewhere may be affected by this and similar public health matters. Although our supply chain does not appear to be affected by this epidemic, it may lead to events outside of our control which could have a material adverse impact on our business, operating results and financial condition.

The semiconductor industry routinely experiences cyclical market patterns and our products are used across different end markets. A significant downturn in the industry or in any of these end markets could cause a meaningful reduction in demand for our products and adversely affect our operating results.

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

Additionally, our products are used across different end markets, and demand for our products is difficult to predict and may vary within or among our Industrial and Automotive, Communications and Computing, and Consumer end markets. Our target markets may not grow or develop as we currently expect, and demand may increase or change in one or more of our end markets, and changes in demand may reduce our revenue, lower our gross margin and effect our operating results. We have experienced concentrations of revenue at certain customers and within certain end markets, and we regularly compete for design opportunities at these customers and within these markets. Any deterioration in these end markets, reductions in the magnitude of revenue streams, our inability to meet design and pricing requirements, or volatility in demand for our products could lead to a reduction in our revenue and adversely affect our operating results. Our success in our end markets depends on many factors, including the strength or financial performance of the customers in our end markets, our ability to timely meet rapidly changing product requirements, market needs, and our ability to maintain design wins across different markets and customers to dampen the effects of market volatility. The dynamics of the markets in which we operate make prediction of and timely reaction to such events difficult.

Due to these and other factors, our past results may not be reliable predictors of our future results. If we are unable to accomplish any of the foregoing, or to offset the volatility of cyclical changes in the semiconductor industry or our end markets through diversification into other markets, could materially and adversely affect our business, financial condition, and operating results.

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

Our customers or suppliers could also become subject to U.S. regulatory scrutiny or export restrictions. For example, the United States Department of Commerce imposed sanctions on one of our customers in China in 2018, which prevented us from doing business with them until the sanctions were lifted. The U.S. Justice Department filed criminal charges against another of our customers in China and imposed sanctions on this customer in May 2019, which has limited our ability to do business with this customer. Revenue from distributors and end customers in China represented approximately 51% of our total revenue in 2019. Future sanctions similar to those imposed in the past could adversely affect our ability to earn revenue from these and similar customers. In addition, the imposition of sanctions on customers in China may cause those customers to seek domestic alternatives to our products and those of other United States semiconductor companies. We cannot predict what impact these and future actions, sanctions or criminal charges could have on our customers or suppliers, and therefore our business. If any of our other customers or suppliers become subject to sanctions or other regulatory scrutiny, or if our customers are affected by tariffs or other government trade restrictions, our business and financial condition could be adversely affected.

Our success and future revenue depends on our ability to develop and introduce new products that achieve customer and market acceptance.

We compete in a dynamic environment characterized by rapid technology and product evolution, generally followed by a relatively longer process of ramping up to volume production on advanced technologies. Our end customers’ continued use of our products is frequently reevaluated, as certain of our customers' product life cycles are relatively short and they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by these. Additionally, our markets are also characterized by evolving industry standards and increased demand for higher levels of integration and smaller process geometry. Our competitive position and success depend on our ability to innovate, develop, and introduce new products that compete effectively on the basis of price, density, functionality, power consumption, form factor, and performance, and our addressing the evolving needs of the markets we serve, among other things. With increased introduction of new products, we expect revenue related to mature products to decline over time in a normal product life cycle. As a result, we may be increasingly dependent on revenue derived from our newer products.

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

Our business depends on the proper functioning of internal processes and information technology systems. A failure of these processes and systems, data breaches, cyber-attacks, or cyber-fraud may cause business disruptions, compromise our intellectual property or other sensitive information, or result in losses.

We rely on various information technology ("IT") networks and systems to manage our operations, including financial reporting, and we regularly make changes to improve them as necessary by periodically implementing new, or upgrading or enhancing existing, operational and IT systems, procedures, and controls. These systems are supported by subcontractors, and they may also be subject to power and telecommunication outages or other general system failures. The legal, regulatory and contractual environment surrounding information security and data privacy is complex and evolving. We continue to commit significant resources to implementing new systems to standardize our processes worldwide and adopt best-in-class capabilities. We are focused on realizing the full analytical functionality of these conversions, which can be extremely complex, in part, because of the wide range of legacy systems and processes that must be integrated.

In the normal course of business, we may implement new or updated IT systems and, as a result, we may experience delays or disruptions in the integration of these systems, or the related procedures or controls. The policies and security measures established with our IT systems may be vulnerable to data breaches, cyber-attacks or fraud. We may also encounter errors in data, an inability to accurately process or record transactions, and security or technical reliability issues. All of these could harm our ability to conduct core operating functions such as processing invoices, shipping and receiving, recording and reporting financial and management information on a timely and accurate basis, and could impact our internal control compliance efforts. If the technical solution or end user training are inadequate, it could limit our ability to manufacture and ship products as planned. We have various systems that remain that may be nearing the end of their useful life or vendor support, which will ultimately need to be replaced.

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

Failure of our IT systems or difficulties or delays in maintaining, managing, and integrating them could adversely affect the Company’s controls and procedures and could impact the Company's ability to perform necessary operations, which could materially adversely affect our business. Furthermore, our reputation, brand, and business could be significantly harmed, and we could be subject to third-party claims or governmental penalties in the event of a security breach.

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

Our Licensing and services revenue fluctuates, sometimes significantly, from period to period because it is heavily dependent on a few key transactions being completed in a given period, the timing of which is difficult to predict and may not match our expectations. Licensing and services revenue may include revenue from the sales of patents, which sales may be difficult to complete and which may have complex terms for the payment which affect revenue recognition. Because of its high margin, the Licensing and services revenue portion of our overall revenue can have a disproportionate impact on gross profit and profitability. In addition, generating revenue from patent sales and intellectual property licenses is a lengthy and complex process that may last beyond the period in which our efforts begin, and the accounting rules governing the recognition of revenue from patent sales and intellectual property licensing transactions are increasingly complex and require significant judgment. As a result, the amount of license revenue recognized in any period may differ significantly from our expectations.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and to test goodwill and long-lived assets, including amortizable intangible assets, for impairment at any other time that circumstances arise indicating the carrying value may not be recoverable. For purposes of testing goodwill for impairment, the Company currently operates as one reporting unit: the core Lattice ("Core") business, which includes intellectual property and semiconductor devices. We had no impairment charges in fiscal 2019. Impairment charges related to amortizable intangible assets from the Silicon Image acquisition totaled approximately $12.5 million and $32.4 million in fiscal years 2018 and 2017, respectively. There is no assurance that future impairment tests will indicate that goodwill or amortizable intangible assets will be deemed recoverable. As we continue to review our business operations and test for impairment or in connection with possible sales of assets, we may have impairment charges in the future, which may be material.

We depend on independent contractors and third parties to provide key services in our product development and operations, and any disruption of their services, or an increase in cost of these services, could negatively impact our financial condition and results of operations.

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims may not yet be resolved, including but not limited to any that are discussed under Item 3. Legal Proceedings and "Note 13 - Contingencies" contained in the Notes to Consolidated Financial Statements, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit or outcome, claims or litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters or enter into a material settlement, we may be faced with significant monetary damages or injunctive relief against us that could materially and adversely affect our financial condition and operating results and certain portions of our business.

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

Revenue recognition standards require recognition of revenue based on estimates and may require us to book revenue from distributors that is in excess of actual end customer demand. Since we have limited ability to forecast inventory levels of our end customers, we depend on the timeliness and accuracy of resale reports from our distributors. Late or inaccurate resale reports could mask significant build-up of inventories in our distribution channel, have a detrimental effect on our ability to properly recognize revenue, and impact our ability to forecast future sales. An inventory build-up in our distribution channel could result in a slowdown in orders, requests for returns from customers, or requests to move out planned shipments. If our distributors do not ultimately sell the inventory and our estimates change, we could be required to materially correct our recognized revenue in a future period, depending on actual results. Any failure to manage these challenges could disrupt or reduce sales of our products and unfavorably impact our financial results.

Our participation in the HDMI standard is evolving. We no longer act as agent for the HDMI standard, and our share of adopter fees and royalties for the HDMI standard is subject to variability.

We acted as agent of the HDMI consortium until December 31, 2016 and were responsible for promoting and administering the specification. We received all of the adopter fees paid by adopters of the HDMI specification in connection with our role as agent. In September 2016, the Founders of the HDMI consortium, of which we are a member, amended the Founders Agreement resulting in changes to our role as agent for the HDMI consortium and to the model for sharing adopter fee revenues. Under the terms of the agreement, our role as the agent was terminated effective January 1, 2017 and a new independent entity was appointed to act as the new HDMI licensing agent with responsibility for licensing and the distribution of royalties among Founders. As a result of the amended model for sharing adopter fee revenue, we are entitled to a share of the adopter fees paid by parties adopting the HDMI standard.

We share HDMI royalties with the other HDMI Founders based on an allocation formula, which is reviewed generally every three years. In the fourth quarter of fiscal 2019, the HDMI Founders adopted a new agreement covering the five-year period beginning January 1, 2018. The amount of our portion of the royalty allocation is dependent on the royalties generated by adopter sales of royalty-bearing HDMI technology.

Changes in effective tax rates, tax laws and our global organizational structure and operations could expose us to unanticipated tax consequences.

We are subject to taxation in the United States and other countries. We have a global tax structure that aligns our corporate structure with our global business operations, and we currently operate legal entities in multiple countries. In some countries, we maintain multiple entities for tax or other purposes. We may choose to consolidate or integrate certain of these entities, and these integration activities, changes in tax laws, rates, regulations, future jurisdictional profitability of the Company, and related regulatory interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, which could adversely affect our results of operations. In addition, future effective tax rates could be affected by changes in the composition of our earnings in countries with differing tax rates, and by changes in the valuation of deferred tax assets and liabilities. We make no assurance as to what taxes we pay or the ability to estimate our future effective tax rate because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate, or the potential impact of releasing our valuation allowance.

We may be subject to warranty claims and other costs related to our products.

In general, we warrant our products for varying lengths of time against non-conformance to our specifications and certain other defects. Because our products, including hardware, software, and intellectual property cores, are highly complex and increasingly incorporate advanced technology, our quality assurance programs may not detect all defects, whether these are specific manufacturing defects affecting individual products or these are systematic defects that could affect numerous shipments. Inability to detect a defect could result in a diversion of our engineering resources from product development efforts, increased engineering expenses to remediate the defect, and increased costs due to customer accommodation or inventory impairment charges. On occasion, we have also repaired or replaced certain components, made software fixes, or refunded the purchase price or license fee paid by our customers due to product or software defects. Our insurance may be unavailable or inadequate to protect against these issues. If there are significant product defects, the costs to remediate such defects, net of reimbursed amounts from our vendors, if any, or to resolve warranty claims may adversely affect our financial condition and results of operations and may harm our reputation.

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

We are required to maintain internal controls over financial reporting. We review these controls regularly and deficiencies may be identified from time to time. During the quarter ended December 28, 2019, we evaluated and remediated certain deficiencies in our information technology controls over system access and no material weakness existed at the end of the period. We previously disclosed a material weakness in 2017 related to our risk assessment involving significant unusual transactions that was remediated in 2018.  In the future, we may identify material weaknesses in our internal controls over financial reporting. Any failure to maintain an effective system of internal controls over financial reporting could limit our ability to report our financial results accurately and timely, which could adversely affect our business, financial results, and stock price.

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

As of December 28, 2019, we had approximately $148.1 million outstanding under a Credit Agreement, dated May 17, 2019 (the “Current Credit Agreement”). Our obligations under the Current Credit Agreement are guaranteed by our U.S. subsidiaries, and include a requirement to pay quarterly installments of approximately $4.4 million with the remaining balance due upon maturity in May 2024. Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may need to sell material assets, restructure or refinance our debt, or seek additional equity capital. Prevailing economic conditions and global credit markets could adversely impact our ability to sell material assets, restructure or refinance our debt on terms acceptable to us, or at all, or we may not be able to restructure or refinance our debt without incurring significant additional fees and expenses.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a 47,800 square foot of space in Hillsboro, Oregon as our corporate headquarters and a research and development facility through November 2022. In San Jose, California, we have 98,874 square feet under lease through September 2026, of which we use 49,579 square feet as a research and development facility, while we vacated 49,295 square feet during the fourth quarter of 2018 and intend to sublease the vacated space. During 2019, we vacated a 23,680 square foot office space in Portland, Oregon, which we have subleased through the end of the lease in March 2025.

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

Holders

As of February 20, 2020, we had approximately 216 stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. We intend to retain earnings to finance our business. We have never paid cash dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Comparison of Total Cumulative Stockholder Return

The following graph shows the five-year comparison of cumulative stockholder return on our common stock, the Standard and Poor's (“S&P”) 500 Index and the Philadelphia Semiconductor Index (“PHLX”) from December 2014 through December 2019. Cumulative stockholder return assumes $100 invested at the beginning of the period in our common stock, the S&P and PHLX. Historical stock price performance is not necessarily indicative of future stock price performance.

Lattice Cumulative Stockholder Return

Item 6. Selected Financial Data

	Year Ended (1)
STATEMENT OF OPERATIONS:	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016	January 2, 2016 (2)
(In thousands, except per share data)
Revenue	$404,093	$398,799	$385,961	$427,054	$405,966
Cost of revenue	165,671	179,360	169,382	180,620	186,057
Gross margin	238,422	219,439	216,579	246,434	219,909
Operating expenses:
Research and development	78,617	82,449	103,357	117,518	136,868
Selling, general, and administrative	82,542	91,054	90,718	98,602	97,349
Amortization of acquired intangible assets	13,558	17,690	31,340	33,575	29,580
Restructuring charges	4,664	17,349	7,196	9,267	19,239
Impairment of acquired intangible assets and goodwill	—	12,486	32,431	7,866	21,655
Acquisition related charges	—	1,531	3,781	6,305	22,450
Gain on sale of building	—	—	(4,624)	—	—
Total operating expenses	179,381	222,559	264,199	273,133	327,141
Income (loss) from operations	59,041	(3,120)	(47,620)	(26,699)	(107,232)
Interest expense	(11,731)	(20,600)	(18,807)	(20,327)	(18,389)
Other (expense) income, net	(2,245)	(249)	(3,286)	2,844	(1,072)
Income (loss) before income taxes	45,065	(23,969)	(69,713)	(44,182)	(126,693)
Income tax expense	1,572	2,353	849	9,917	32,540
Net income (loss)	$43,493	$(26,322)	$(70,562)	$(54,099)	$(159,233)

Net income (loss) per share:
Basic	$0.33	$(0.21)	$(0.58)	$(0.45)	$(1.36)
Diluted	$0.32	$(0.21)	$(0.58)	$(0.45)	$(1.36)

Shares used in per share calculations:
Basic	132,471	126,564	122,677	119,994	117,387
Diluted	137,274	126,564	122,677	119,994	117,387

BALANCE SHEET:	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016	January 2, 2016
(In thousands)
Cash, cash equivalents, and short-term marketable securities	$118,081	$128,675	$111,797	$116,860	$102,574
Total assets	$612,016	$623,687	$635,961	$766,883	$785,920
Long term liabilities	$184,538	$295,812	$334,621	$338,903	$369,223
Total liabilities	$284,357	$365,230	$418,268	$496,453	$480,400
Total stockholders' equity	$327,659	$258,457	$217,693	$270,430	$305,520

(1)	Results for periods prior to 2018 are presented in accordance with ASC 605, which was in effect during those fiscal years.
(2)	Our results for the year ended January 2, 2016 include the results associated with the acquisition of Silicon Image for the approximately 10-month period from March 11, 2015 through January 2, 2016.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lattice Semiconductor Corporation and its subsidiaries (“Lattice,” the “Company,” “we,” “us,” or “our”) develop technologies that we monetize through differentiated programmable logic semiconductor products, system solutions, design services, and licenses.

This discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes included in Item 8. "Financial Statements and Supplementary Data" of this report. Discussions of results for prior periods (fiscal 2018 compared to fiscal 2017) are incorporated by reference from our Annual Report on Form 10-K for the year ended December 29, 2018.

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

Revenue from Contracts with Customers

We adopted ASC 606, Revenue from Contracts with Customers, effective on December 31, 2017, the first day of our 2018 fiscal year, using the modified retrospective method. We recognize revenue upon satisfaction of performance obligations when control of promised goods or services has been transferred to our customers. We measure revenue based on the amount of consideration we expect to be entitled to in exchange for products or services. For revenue recognized on both sales to distributors and related to HDMI royalties, the amount of consideration we expect to be entitled to receive is based on estimates that require assumptions and judgments relating to trends in recent and historical activity. See "Note 1 - Basis of Presentation and Significant Accounting Policies" under Part II, Item 8 of this report for further information on our recognition of revenue. Sales to most distributors are made under terms allowing certain price adjustments upon sale to their end customers and limited rights of return of our products held in their inventory. The revenue recognized based on estimated price adjustments and stock rotation reserves may be materially different from the actual consideration received if the actual distributor price adjustments and stock rotation returns differ significantly from the historical trends used in the estimates.

Inventories and Cost of Revenue

Inventories are recorded at the lower of average cost determined on a first-in-first-out basis or market. We establish provisions for inventory if it is obsolete or we hold quantities which are in excess of projected customer demand. The creation of such provisions results in a write-down of inventory to net realizable value and a charge to Cost of revenue.

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

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Year Ended *
(In thousands)	December 28, 2019		December 29, 2018		December 30, 2017
Revenue	$404,093	100.0%	$398,799	100.0%	$385,961	100.0%

Gross margin	238,422	59.0	219,439	55.0	216,579	56.1

Research and development	78,617	19.5	82,449	20.7	103,357	26.8
Selling, general, and administrative	82,542	20.4	91,054	22.8	90,718	23.5
Amortization of acquired intangible assets	13,558	3.4	17,690	4.4	31,340	8.1
Restructuring charges	4,664	1.2	17,349	4.4	7,196	1.9
Impairment of acquired intangible assets	—	—	12,486	3.1	32,431	8.4
Acquisition related charges	—	—	1,531	0.4	3,781	1.0
Gain on sale of building	—	—	—	—	(4,624)	(1.2)
Income (loss) from operations	$59,041	14.6%	$(3,120)	(0.8)%	$(47,620)	(12.3)%

* Results for 2017 are presented in accordance with ASC 605, which was in effect during that fiscal year.

Revenue

	Year Ended *			% Change in
(In thousands)	December 28, 2019	December 29, 2018	December 30, 2017	2019	2018
Revenue	$404,093	$398,799	$385,961	1.3%	3.3%

* Results for 2017 are presented in accordance with ASC 605, which was in effect during that fiscal year.

Revenue increased $5.3 million, or 1%, in fiscal 2019 compared to fiscal 2018, primarily driven by increased demand for products used in computing solutions and in 5G wireless infrastructure, along with increases in IP revenue, offset by broad market weakness.

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

We also generate revenue from the licensing of our Intellectual Property ("IP"), the collection of certain royalties, patent sales, the revenue related to our participation in consortia and standard-setting activities, and services. While these activities may be associated with multiple markets, Licensing and services revenue is reported as a separate end market as it has characteristics that differ from other categories, most notably a higher gross margin.

The end market data below is derived from data provided to us by our distributors and end customers. With a diverse base of customers who may manufacture end products spanning multiple end markets, the assignment of revenue to a specific end market requires the use of judgment. We also recognize certain revenue for which end customers and end markets are not yet known. We assign this revenue first to a specific end market using historical and anticipated usage of the specific products, if possible, and allocate to the end markets by product family based upon historical usage for each family if we cannot identify a specific end market.

The following are examples of end market applications for the fiscal years presented:

Communications and Computing	Industrial and Automotive	Consumer	Licensing and Services
Wireless	Security and Surveillance	Cameras	IP Royalties
Wireline	Machine Vision	Displays	Adopter Fees
Data Backhaul	Industrial Automation	Wearables	IP Licenses
Server Computing	Robotics	Televisions	Patent Sales
Client Computing	Automotive	Home Theater
Data Storage	Drones

The composition of our revenue by end market is presented in the following table:

	Year Ended *						% Change in
(In thousands)	December 28, 2019		December 29, 2018		December 30, 2017		2019	2018
Communications and Computing	$155,821	38.6%	$123,195	30.9%	$113,019	29.3%	26.4%	9.0%
Industrial and Automotive	151,607	37.5	157,979	39.6	134,639	34.9	(4.0)	17.3
Consumer	75,120	18.6	99,294	24.9	108,844	28.2	(24.3)	(8.8)
Licensing and Services	21,545	5.3	18,331	4.6	29,459	7.6	17.5	(37.8)
Total revenue	$404,093	100.0%	$398,799	100.0%	$385,961	100.0%	1.3%	3.3%

* Results for 2017 are presented in accordance with ASC 605, which was in effect during that fiscal year.

Our revenue in the Communications and Computing end market increased 26% in fiscal 2019 compared to fiscal 2018 primarily due to demand increases for server and client computing products, as well as for products used in 5G wireless infrastructure.

For fiscal 2019 compared to fiscal 2018, Industrial and Automotive end market revenue decreased 4% primarily due to broad market weakness, primarily in Asia and Europe.

Consumer end market revenue decreased 24% in fiscal 2019 compared to fiscal 2018 primarily due to a greater focus on the Industrial and Automotive and the Communications and Computing end markets, and due to Asia market softness and broad market weakness.

Revenue from the Licensing and Services end market is subject to variability between periods. Revenue from the Licensing and Services end market increased by 18% in fiscal 2019 compared to fiscal 2018 predominantly due to increases in HDMI royalty revenue and certain patent and asset sales recognized in 2019.

We share HDMI royalties with the other HDMI Founders based on an allocation formula, which is reviewed periodically, generally every three years. In the fourth quarter of fiscal 2019, the Founders adopted a new agreement covering the five-year period beginning January 1, 2018. Revenues recorded during fiscal 2019 and 2018 based on our estimated share of the royalties were consistent with the amounts recognized under the new agreement.

Revenue by Geography

We assign revenue to geographies based on ship-to location of the end customer, where available, and based upon the location of the distributor to which the product was shipped otherwise.

The composition of our revenue by geography is presented in the following table:

	Year Ended *						% Change in
(In thousands)	December 28, 2019		December 29, 2018		December 30, 2017		2019	2018
Asia	$298,765	73.9%	$298,119	74.8%	$277,638	71.9%	0.2%	7.4%
Europe	47,392	11.7	45,546	11.4	44,547	11.5	4.1	2.2
Americas	57,936	14.4	55,134	13.8	63,776	16.6	5.1	(13.6)
Total revenue	$404,093	100.0%	$398,799	100.0%	$385,961	100.0%	1.3%	3.3%

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

Revenue from Distributors

Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to our primary distributors is presented in the following table:

	Year Ended *
	December 28, 2019	December 29, 2018	December 30, 2017
Weikeng Group	29.8%	25.4%	26.7%
Arrow Electronics Inc.	25.4	28.7	23.9
All others	26.9	28.8	26.4
All distributors **	82.1%	82.9%	77.1%

*	Results for 2017 are presented in accordance with ASC 605, which was in effect during that fiscal year.
**	During the first quarter of 2018, we updated our channel categories to group all forms of distribution into a single channel. Prior periods have been reclassified to match current period presentation.

Gross margin

The composition of our gross margin, including as a percentage of revenue, is presented in the following table:

	Year Ended *
(In thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Gross margin	$238,422	$219,439	$216,579
Percentage of revenue	59.0%	55.0%	56.1%
Product gross margin %	56.7%	52.9%	53.8%
Licensing and services gross margin %	100.0%	98.6%	84.0%

* Results for 2017 are presented in accordance with ASC 605, which was in effect during that fiscal year.

Gross margin, as a percentage of revenue, increased 400 basis points from fiscal 2018 to fiscal 2019 due to product cost reductions, benefits from pricing optimization, as well as overall mix. The increase in gross margin was also attributable to the non-recurrence in 2019 of the $8.0 million in specific inventory charges taken in the second quarter of fiscal 2018 as a result of the discontinuation of our millimeter wave business.

Additionally, Gross margin was favorably impacted by the relative mix between product revenue and licensing and services revenue. Licensing and services accounted for 5.3% of total revenue in fiscal 2019 compared to 4.6% of total revenue in fiscal 2018. Because of its higher margin, the licensing and services portion of our overall revenue can have a disproportionate impact on Gross Margin.

Operating Expenses

Research and development expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Year Ended			% Change in
(In thousands)	December 28, 2019	December 29, 2018	December 30, 2017	2019	2018
Research and development	$78,617	$82,449	$103,357	(4.6)%	(20.2)%
Percentage of revenue	19.5%	20.7%	26.8%

Research and development expense includes costs for compensation and benefits, stock compensation, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions.

The decrease in Research and development expense for fiscal 2019 compared to fiscal 2018 was due mainly to the cost reductions realized from the discontinuation of our millimeter wave business and other restructuring actions including the consolidation of leased facilities. These savings were predominantly from headcount related expenses and from reductions in both depreciation and rent expense, partially offset by increased stock compensation expense.

We believe that a continued commitment to Research and development is essential to maintaining product leadership and providing innovative new product offerings and, therefore, we expect to continue to make significant future investments in Research and development, particularly with expanded investment in software and solutions.

Selling, general, and administrative expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Year Ended			% Change in
(In thousands)	December 28, 2019	December 29, 2018	December 30, 2017	2019	2018
Selling, general, and administrative	$82,542	$91,054	$90,718	(9.3)%	0.4%
Percentage of revenue	20.4%	22.8%	23.5%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses.

The decrease in Selling, general, and administrative expense for fiscal 2019 compared to fiscal 2018 was due mainly to the cost reductions realized from restructuring actions including the consolidation of leased facilities. These savings were predominantly from headcount related expenses and from reductions in both depreciation and rent expense, partially offset by increased stock compensation expense. Additional savings in the current year period resulted from the non-recurrence of certain one-time costs related to our CEO transition in the prior year, including accelerated stock compensation, severance expense, and CEO search fees

Amortization of acquired intangible assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Year Ended			% Change in
(In thousands)	December 28, 2019	December 29, 2018	December 30, 2017	2019	2018
Amortization of acquired intangible assets	$13,558	$17,690	$31,340	(23.4)%	(43.6)%
Percentage of revenue	3.4%	4.4%	8.1%

The decrease in Amortization of acquired intangible assets for fiscal 2019 compared to fiscal 2018 was due to the end of the amortization period for certain intangibles and to the reduction of certain intangibles as a result of impairment charges in previous periods. The amortization period for most of our acquired intangible assets will end in the first quarter of fiscal 2020.

Restructuring charges

The composition of our Restructuring charges, including as a percentage of revenue, is presented in the following table:

	Year Ended			% Change in
(In thousands)	December 28, 2019	December 29, 2018	December 30, 2017	2019	2018
Restructuring charges	$4,664	$17,349	$7,196	(73.1)%	100+%
Percentage of revenue	1.2%	4.4%	1.9%

Restructuring charges are comprised of expenses resulting from reductions in our worldwide workforce, consolidation of our facilities, removal of fixed assets from service, and cancellation of software contracts and engineering tools. Details of our restructuring plans and expenses incurred under them are more fully discussed in "Note 7 - Restructuring" to our Consolidated Financial Statements in Part II, Item 8 of this report.

The $12.7 million decrease in Restructuring charges in fiscal 2019 compared to fiscal 2018 was driven primarily by the higher headcount-related restructuring charges in the prior year periods, as compared to lower charges in the current period from ceasing use of certain leased facilities and from termination fees on the cancellation of certain contracts.

Impairment of acquired intangible assets

The composition of our Impairment of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Year Ended			% Change in
(In thousands)	December 28, 2019	December 29, 2018	December 30, 2017	2019	2018
Impairment of acquired intangible assets	$—	$12,486	$32,431	(100.0)%	(61.5)%
Percentage of revenue	—%	3.1%	8.4%

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

Acquisition related charges

The composition of our Acquisition related charges, including as a percentage of revenue, is presented in the following table:

	Year Ended			% Change in
(In thousands)	December 28, 2019	December 29, 2018	December 30, 2017	2019	2018
Acquisition related charges	$—	$1,531	$3,781	(100.0)%	(59.5)%
Percentage of revenue	—%	0.4%	1.0%

Acquisition related charges include legal and professional fees directly related to acquisitions. We incurred no Acquisition related charges in fiscal 2019. For fiscal years 2018, and 2017, Acquisition related charges were entirely attributable to legal fees and outside services in connection with our proposed acquisition by Canyon Bridge Acquisition Company, Inc. Although the acquisition was terminated, we continued to incur certain residual legal fees directly related to this transaction.

Interest Expense

The composition of our Interest expense, including as a percentage of revenue, is presented in the following table:

	Year Ended			% Change in
(In thousands)	December 28, 2019	December 29, 2018	December 30, 2017	2019	2018
Interest expense	$(11,731)	$(20,600)	$(18,807)	(43.1)%	9.5%
Percentage of revenue	(2.9)%	(5.2)%	(4.9)%

Interest expense is primarily related to our long-term debt, which is further discussed under the Credit Arrangements heading in the Liquidity and Capital Resources section, below. This interest expense is comprised of contractual interest and amortization of original issue discount and debt issuance costs based on the effective interest method.

The decrease in Interest expense for fiscal 2019 compared to fiscal 2018 was largely driven by the significant reduction in the effective interest rate on our long-term debt under the terms of the new Credit Agreement, coupled with the reduction in the principal balance of our long-term debt as a result of the additional principal payments made in the current and previous periods.

Other expense, net

The composition of our Other expense, net, including as a percentage of revenue, is presented in the following table:

	Year Ended			% Change in
(In thousands)	December 28, 2019	December 29, 2018	December 30, 2017	2019	2018
Other expense, net	$(2,245)	$(249)	$(3,286)	100+%	(92)%
Percentage of revenue	(0.6)%	(0.1)%	(0.9)%

For fiscal 2019 compared to fiscal 2018, Other expense, net increased primarily due to the $2.2 million loss on re-financing charge taken in the second quarter of fiscal 2019 to write off the remaining unamortized balance of debt costs and original issue discount related to our refinanced long-term debt, partially offset by reduced miscellaneous expenses during the period.

Income taxes

The composition of our Income tax expense is presented in the following table:

	Year Ended			% Change in
(In thousands)	December 28, 2019	December 29, 2018	December 30, 2017	2019	2018
Income tax expense	$1,572	$2,353	$849	(33.2)%	177.1%

Our Income tax expense is composed primarily of foreign income and withholding taxes, partially offset by benefits resulting from the release of uncertain tax positions due to statute of limitation expirations that occurred in the respective periods. The decrease in expense in fiscal 2019 as compared to fiscal 2018 primarily results from the release of uncertain tax positions due to statute of limitations expiration.

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

We believe that our financial resources will be sufficient to meet our working capital needs through at least the next 12 months. As of December 28, 2019, we did not have significant long-term commitments for capital expenditures. In the future, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, acquisitions, securing additional wafer supply, increasing our working capital, or other operations, we may seek to obtain equity or additional debt financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also seek to obtain equity or additional debt financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs. On May 17, 2019, we entered into our Current Credit Agreement that is more fully discussed under the "Credit Arrangements" heading, below.

Liquidity

Cash and cash equivalents and Short-term marketable securities

(In thousands)	December 28, 2019	December 29, 2018	$ Change	%Change
Cash and cash equivalents	$118,081	$119,051	$(970)	(0.8)%
Short-term marketable securities	—	9,624	(9,624)	(100.0)%
Total Cash and cash equivalents and Short-term marketable securities	$118,081	$128,675	$(10,594)	(8.2)%

As of December 28, 2019, we had total Cash, cash equivalents, and short-term marketable securities of $118.1 million, of which approximately $57.4 million in Cash and cash equivalents was held by our foreign subsidiaries. During the first quarter of fiscal 2019, we liquidated our Short-term marketable securities. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of December 28, 2019, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in Cash, cash equivalents, and short-term marketable securities of $10.6 million between December 29, 2018 and December 28, 2019 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities in fiscal 2019 was $124.1 million, an increase of $72.6 million from the $51.5 million of cash provided by operating activities in fiscal 2018. This increase was driven by both improved operating performance, which contributed $64.5 million to the increase, and by changes in working capital, which contributed $8.1 million to the increase, primarily due to the receipt of royalties distributed by the HDMI agent with the adoption of the new sharing agreement, partially offset by changes in Operating lease liabilities. We are using this increased cash provided by operating activities to invest in our operations.

Investing activities — Investing cash flows consist primarily of transactions related to short-term marketable securities, capital expenditures, and payments for software licenses. The $15.5 million of cash used by investing activities in fiscal 2019 was $5.6 million less than the $21.1 million used by investing activities in fiscal 2018 primarily due to a $14.3 million change in the net cash flows for short-term marketable securities offset by $8.7 million more cash used for capital expenditures and software licenses. In fiscal 2018, we made $4.6 million in net purchases of short-term marketable securities, whereas we liquidated all short-term investments in 2019 for $9.7 million. The total $25.2 million of cash used in fiscal 2019 for capital expenditures and payments for software licenses was $8.7 million greater than the $16.5 million used in fiscal 2018 due primarily to increased investments in test equipment and software enhancements.

Financing activities — Financing cash flows consist primarily of payments on and refinancing of our long-term debt, proceeds from the exercise of options to acquire common stock, and tax payments related to the net share settlement of restricted stock units. In May 2019, we entered into our Current Credit Agreement and received $206.5 million, which we used to pay off the $204.4 million outstanding balance on our previous loan. In connection with the Current Credit Agreement, we paid $2.1 million in debt issuance costs. During fiscal 2019, we made a total of $117.0 million in voluntary and required principal payments on our long-term debt. Employee exercises of stock options partially offset by tax withholdings on vesting of RSUs provided net cash flows of $7.1 million in fiscal 2019, which is a decrease of approximately $19.8 million from the $26.9 million provided in fiscal 2018.

Accounts receivable, net

(In thousands)	December 28, 2019	December 29, 2018	$Change	%Change
Accounts receivable, net	$64,917	$60,890	$4,027	6.6%
Days sales outstanding - Overall	59	58	1

Accounts receivable, net as of December 28, 2019 increased by approximately $4.0 million, or 7%, compared to December 29, 2018. This resulted primarily from the timing of shipments in December 2019 compared to December 2018.

Inventories

(In thousands)	December 28, 2019	December 29, 2018	$Change	%Change
Inventories	$54,980	$67,096	$(12,116)	(18.1)%
Days of inventory on hand	123	147	(24)

Inventories as of December 28, 2019 decreased $12.1 million, or approximately 18%, compared to December 29, 2018 primarily due to our improved management of inventory levels, as well as the ramp down of mature and aging products.

The Days of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of sales in that quarter. Our Days of inventory on hand decreased to 123 days at December 28, 2019 from 147 days at December 29, 2018. This decrease resulted from improved inventory management.

Credit Arrangements

On May 17, 2019, we entered into our new Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and other lenders. The details of this new arrangement are more fully described in "Note 6 - Long-Term Debt" in the accompanying Notes to Consolidated Financial Statements.

As of December 28, 2019, we had no significant long-term purchase commitments for capital expenditures or existing used or unused credit arrangements beyond the secured revolving loan facility described above.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at December 28, 2019:

Fiscal year (In thousands)	Operating leases (1)	Long-term Debt (2)
2020	$6,445	$26,335
2021	5,485	21,337
2022	4,468	20,799
2023	4,596	20,261
2024	4,716	74,658
Thereafter	6,705	—
	$32,415	$163,390

(1) Certain of our facilities and equipment are leased under operating leases, which expire at various times through 2027.

(2) Cash payments due for long-term debt include estimated interest payments, which are based on outstanding principal amounts, currently effective interest rates as of December 28, 2019, timing of scheduled payments and the debt term. Our 53-week fiscal 2020 will result in five quarterly installments being paid during that fiscal year. See Liquidity section of Item 7 for further discussion pertaining to our Credit Arrangements.

The table above does not include amounts related to uncertain tax positions because we cannot reliably estimate the timing of the settlement of such liabilities.

Our significant operating leases are for our facilities in Hillsboro and Portland, Oregon; San Jose, California; Muntinlupa City, Philippines; and Shanghai, China.

In the first quarter of 2019, we relocated our corporate headquarters to our facility in Hillsboro, Oregon, which is leased until November 2022. Annual rental costs are estimated at $0.6 million with 3% annual increases.

The lease for our former office space in Portland, Oregon expires in March 2025. Annual rental costs are estimated at $0.7 million with average annual increases of approximately 5%. Under a previously approved restructuring plan, we fully vacated the space in Portland, Oregon in early 2019 and subleased the vacated space.

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

Off-Balance Sheet Arrangements

As of December 28, 2019, we did not have any off-balance sheet arrangements of the type described by Item 303(a)(4) of SEC Regulation S-K.

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

We mitigate the resulting foreign currency exchange rate exposure by entering into foreign currency forward exchange contracts, details of which are presented in the following table:

	December 28, 2019	December 29, 2018
Total cost of contracts for Japanese yen (thousands)	$1,894	$1,955
Number of contracts	2	2
Settlement month	June 2020	June 2019

Although these hedges mitigate our foreign currency exchange rate exposure from an economic perspective, they were not designated as "effective" hedges under U.S. GAAP and as such are adjusted to fair value through Other expense, net. We do not engage in speculative trading in any financial or capital market.

The net fair value of these contracts was favorable by approximately $0.1 million at both December 28, 2019 and December 29, 2018. A hypothetical 10% unfavorable exchange rate change in the yen against the U.S. dollar would have resulted in an unfavorable change in net fair value of approximately $0.2 million at both December 28, 2019 and December 29, 2018. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness. At December 28, 2019, we had $148.1 million outstanding under our Credit Agreement. A hypothetical increase in the one-month LIBOR by 1% (100 basis points) would increase our future interest expense by approximately $0.4 million per quarter.

Item 8. Financial Statements and Supplementary Data

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands, except per share data)	December 28, 2019	December 29, 2018	December 30, 2017
Revenue	$404,093	$398,799	$385,961
Cost of revenue	165,671	179,360	169,382
Gross margin	238,422	219,439	216,579
Operating expenses:
Research and development	78,617	82,449	103,357
Selling, general, and administrative	82,542	91,054	90,718
Amortization of acquired intangible assets	13,558	17,690	31,340
Restructuring charges	4,664	17,349	7,196
Impairment of acquired intangible assets	—	12,486	32,431
Acquisition related charges	—	1,531	3,781
Gain on sale of building	—	—	(4,624)
Total operating expenses	179,381	222,559	264,199
Income (loss) from operations	59,041	(3,120)	(47,620)
Interest expense	(11,731)	(20,600)	(18,807)
Other expense, net	(2,245)	(249)	(3,286)
Income (loss) before income taxes	45,065	(23,969)	(69,713)
Income tax expense	1,572	2,353	849
Net income (loss)	$43,493	$(26,322)	$(70,562)

Net income (loss) per share:
Basic	$0.33	$(0.21)	$(0.58)
Diluted	$0.32	$(0.21)	$(0.58)

Shares used in per share calculations:
Basic	132,471	126,564	122,677
Diluted	137,274	126,564	122,677

The accompanying notes are an integral part of these Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
(In thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Net income (loss)	$43,493	$(26,322)	$(70,562)
Other comprehensive income (loss):
Unrealized gain (loss) related to marketable securities, net of tax	42	41	(73)
Reclassification adjustment for (gains) losses related to marketable securities included in Other expense, net of tax	(53)	(18)	252
Translation adjustment, net of tax	341	(1,271)	2,620
Change in actuarial valuation of defined benefit pension	(602)	369	(95)
Comprehensive income (loss)	$43,221	$(27,201)	$(67,858)

The accompanying notes are an integral part of these Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	December 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$118,081	$119,051
Short-term marketable securities	—	9,624
Accounts receivable, net of allowance for doubtful accounts	64,917	60,890
Inventories	54,980	67,096
Prepaid expenses and other current assets	24,452	27,762
Total current assets	262,430	284,423
Property and equipment, net	39,230	34,883
Operating lease right-of-use assets	23,591	—
Intangible assets, net	6,977	21,325
Goodwill	267,514	267,514
Deferred income taxes	478	215
Other long-term assets	11,796	15,327
Total assets	$612,016	$623,687

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses (includes restructuring)	$60,255	$51,763
Accrued payroll obligations	13,404	9,365
Current portion of long-term debt	21,474	8,290
Current portion of operating lease liabilities	4,686	—
Total current liabilities	99,819	69,418
Long-term debt, net of current portion	125,072	251,357
Long-term operating lease liabilities, net of current portion	21,438	—
Other long-term liabilities	38,028	44,455
Total liabilities	284,357	365,230
Commitments and contingencies (Notes 8 and 13)	—	—
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 133,883,000 shares issued and outstanding as of December 28, 2019 and 129,728,000 shares issued and outstanding as of December 29, 2018	1,339	1,297
Additional paid-in capital	762,213	736,274
Accumulated deficit	(433,290)	(476,783)
Accumulated other comprehensive loss	(2,603)	(2,331)
Total stockholders' equity	327,659	258,457
Total liabilities and stockholders' equity	$612,016	$623,687

The accompanying notes are an integral part of these Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Cash flows from operating activities:
Net income (loss)	$43,493	$(26,322)	$(70,562)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,056	39,261	57,861
Impairment of acquired intangible assets	—	12,486	32,431
Stock-based compensation expense	18,899	13,646	12,543
Reduction in the carrying amount of right-of-use assets	5,797	—	—
Loss on re-financing of long-term debt	2,235	—	—
Amortization of debt issuance costs and discount	1,659	2,230	1,982
Impairment of operating lease right-of-use asset (recorded in Restructuring charges)	977	—	—
Gain on sale of building	—	—	(4,624)
Loss on sale of assets and business units	—	—	1,496
Other non-cash adjustments	(374)	(79)	1,707
Changes in assets and liabilities:
Accounts receivable, net	(4,027)	(3,978)	44,613
Inventories	12,116	13,177	(902)
Prepaid expenses and other assets	3,740	(11,667)	889
Accounts payable and accrued expenses (includes restructuring)	9,261	13,325	(23,588)
Accrued payroll obligations	4,039	(1,051)	726
Operating lease liabilities, current and long-term portions	(6,896)	—	—
Income taxes payable	162	498	(556)
Deferred income and allowances on sales to distributors	—	—	(15,007)
Deferred licensing and services revenue	—	(68)	(495)
Net cash provided by operating activities	124,137	51,458	38,514
Cash flows from investing activities:
Proceeds from sales of and maturities of short-term marketable securities	9,655	5,000	12,689
Purchases of marketable securities	—	(9,603)	(7,420)
Proceeds from sale of building	—	—	7,895
Cash paid for costs of sale of building	—	—	(1,004)
Capital expenditures	(15,590)	(8,384)	(12,855)
Proceeds from sale of assets and business units, net of cash sold	—	—	967
Repayment received on short-term loan to cost-method investee	—	—	2,000
Short-term loan to cost-method investee	—	—	(2,000)
Cash paid for software licenses	(9,601)	(8,123)	(8,532)
Net cash used in investing activities	$(15,536)	$(21,110)	$(8,260)

The accompanying notes are an integral part of these Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended
(In thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Cash flows from financing activities:
Restricted stock unit tax withholdings	$(10,084)	$(2,370)	$(3,267)
Proceeds from issuance of common stock	17,166	29,288	6,085
Proceeds from issuance of long-term debt	206,500	—	—
Original issue discount and debt issuance costs	(2,086)	—	—
Repayment of debt	(321,408)	(43,759)	(35,429)
Net cash used in financing activities	(109,912)	(16,841)	(32,611)
Effect of exchange rate change on cash	341	(1,271)	2,620
Net (decrease) increase in cash and cash equivalents	(970)	12,236	263
Beginning cash and cash equivalents	119,051	106,815	106,552
Ending cash and cash equivalents	$118,081	$119,051	$106,815

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$10,995	$18,607	$20,649
Operating lease payments	$8,425	$—	$—
Income taxes paid, net of refunds	$3,393	$3,054	$2,387
Accrued purchases of property and equipment	$826	$110	$588
Operating lease right-of-use assets obtained in exchange for lease obligations	$747	$—	$—
Note receivable resulting from sale of assets and business units	$—	$—	$3,050

The accompanying notes are an integral part of these Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock ($.01 par value)		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss
(In thousands, except par value data)	Shares	Amount				Total
Balances, December 31, 2016	121,645	$1,216	$680,315	$(406,945)	$(4,156)	$270,430
Net loss for 2017	—	—	—	(70,562)	—	(70,562)
Unrealized loss related to marketable securities, net of tax	—	—	—	—	(73)	(73)
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	252	252
Translation adjustments, net of tax	—	—	—	—	2,620	2,620
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of shares withheld for employee taxes	2,250	23	2,795	—	—	2,818
Stock-based compensation expense related to stock options, ESPP and RSUs (1)	—	—	12,658	—	—	12,658
Defined benefit pension, net of actuarial valuation adjustments	—	—	—	—	(95)	(95)
Accounting method transition adjustment (2)	—	—	—	(355)	—	(355)
Balances, December 30, 2017	123,895	$1,239	$695,768	$(477,862)	$(1,452)	$217,693
Net loss for 2018	—	—	—	(26,322)	—	(26,322)
Unrealized gain related to marketable securities, net of tax	—	—	—	—	41	41
Recognized loss on redemption of marketable securities, previously unrealized	—	—	—	—	(18)	(18)
Translation adjustments, net of tax	—	—	—	—	(1,271)	(1,271)
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of shares withheld for employee taxes	5,833	58	26,860	—	—	26,918
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	13,646	—	—	13,646
Defined benefit pension, net of actuarial valuation adjustments	—	—	—	—	369	369
Accounting method transition adjustment (3)	—	—	—	27,401	—	27,401
Balances, December 29, 2018	129,728	$1,297	$736,274	$(476,783)	$(2,331)	$258,457
Net income for 2019	—	—	—	43,493	—	43,493
Unrealized gain related to marketable securities, net of tax	—	—	—	—	42	42
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	(53)	(53)
Translation adjustments, net of tax	—	—	—	—	341	341
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of shares withheld for employee taxes	4,155	42	7,040	—	—	7,082
Stock-based compensation expense related to stock options, ESPP and RSUs	—	—	18,899	—	—	18,899
Defined benefit pension, net of actuarial valuation adjustments	—	—	—	—	(602)	(602)
Balances, December 28, 2019	133,883	$1,339	$762,213	$(433,290)	$(2,603)	$327,659

(1)    In the third quarter of fiscal 2017, in relation to the sale of 100% of the equity of our Hyderabad, India subsidiary and certain assets related to our Simplay
Labs testing and certification business, certain stock compensation was accelerated due to a change of control agreement. As a result of this acceleration, the equity effect of stock compensation shown above includes approximately $0.1 million that was charged to restructuring expense as part of the June
2017 Plan (see "Note 7 - Restructuring").
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

The accompanying notes are an integral part of these Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). They include the accounts of Lattice and its subsidiaries after the elimination of all intercompany balances and transactions.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates.

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2019, 2018, and 2017 were 52-week years that ended December 28, 2019, December 29, 2018, and December 30, 2017 respectively. Our fiscal 2020 will be a 53-week year and will end on January 2, 2021. All references to quarterly or annual financial results are references to the results for the relevant fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue, accounts receivable, and supply of wafers for our new products.

In the periods covered by this report, no end customer accounted for more than 10% of total revenue.

Distributors have historically accounted for a significant portion of our total revenue. Our two largest distributor groups, the Weikeng Group ("Weikeng") and Arrow Electronics, Inc. ("Arrow"), each account for substantial portions of our total revenue and our net accounts receivable. Revenue attributable to distributors as a percentage of total revenue is presented in the following table:

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Weikeng Group	30%	25%	27%
Arrow Electronics Inc.	25	29	24
All others	27	29	26
Revenue attributable to distributors*	82%	83%	77%

*
During the first quarter of 2018, we updated our channel categories to group all forms of distribution into a single channel. Prior periods have been reclassified to match the current period presentation.

At December 28, 2019 and December 29, 2018, Arrow accounted for 40% and 41%, respectively, and Weikeng accounted for 38% and 23%, respectively, of net accounts receivable. No other distributor group or end customer accounted for more than 10% of net accounts receivable at these dates.

Concentration of credit risk with respect to accounts receivable is mitigated by our credit and collection process including active management of collections, credit limits, routine credit evaluations for essentially all customers, and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable.

We rely on a limited number of foundries for our wafer purchases. We seek to mitigate the concentration of supply risk by establishing, maintaining and managing multiple foundry relationships; however, certain of our products are sourced from a single foundry and changing from one foundry to another can have a significant cost, or create delays in production or shipments, among other factors.

Cash and Cash Equivalents

We consider all investments that are readily convertible into cash and that have original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of highly liquid investments in time deposits or money market accounts and are carried at cost, which approximates fair value. Deposits with financial institutions at times exceed Federal Deposit Insurance Corporation insurance limits.

Foreign Exchange and Translation of Foreign Currencies

While our revenues and the majority of our expenses are denominated in U.S. dollars, we also have international subsidiaries and branch operations that conduct some transactions in foreign currencies. Gains or losses from foreign exchange rate fluctuations on balances denominated in foreign currencies are reflected in Other expense, net.

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

Revenue Recognition

We adopted ASC 606 effective on December 31, 2017, the first day of our 2018 fiscal year, using the modified retrospective method. Under this transition method, we applied the provisions of the new standard to all open customer contracts as of the date of adoption and recorded the cumulative effect of adoption to Accumulated deficit on December 31, 2017. We have not restated any prior financial statements presented. Under the guidance in effect prior to the adoption of ASC 606, we deferred the recognition of revenue and the cost of revenue from certain sales until the distributors of our products reported that they had sold the products to their customers, at which point the selling price of these products became fixed and determinable, and certain licensing revenues were not recognizable under previous GAAP due to the fixed and determinable revenue recognition criteria not being met.

Under ASC 606, we recognize revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. We consider customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. For sales to distributors, we have concluded that our contracts are with the distributor, rather than with the distributor’s end customer, as we hold a contract bearing enforceable rights and obligations only with the distributor. The majority of our revenue is derived from product sales. For each contract, we consider our promise to transfer each distinct product to be the identified performance obligations. Revenue for product sales is recognized at the time of product shipment, as determined by the agreed upon contract shipping terms.

Our Licensing and services revenue is comprised of revenue from our intellectual property ("IP") core licensing activity, patent monetization activities, design services, and royalty and adopter fee revenue from our standards activities. These activities are complementary to our product sales and help us to monetize our IP associated with our technology and standards. We consider licensing arrangements with our customers and agreements with the standards consortia of which we are a member to be the contract. For each contract, we consider the promise to deliver a license that grants the customer the right to use the IP, as well as any professional services provided under the contract, as distinct performance obligations. We recognize license revenue at the point in time that control of the license transfers to the customer, which is generally upon delivery, or as usage occurs.

We measure revenue based on the amount of consideration we expect to be entitled to in exchange for products or services. Variable consideration is estimated and reflected as an adjustment to the transaction price. We determine variable consideration, which consists primarily of various sales price concessions, by estimating the most likely amount of consideration we expect to receive from the customer based on an analysis of historical ship and debit claims, at the distributor and product level, over a period of time considered adequate to account for current pricing and business trends. Sales rebates earned by customers are offset against their receivable balances. Rebates earned by customers when they do not have outstanding receivable balances are recorded within other accrued liabilities. The impacts of distributor sales price reductions resulting from price protection agreements are also estimated based on historical analysis of such activity and are reflected as a reduction in net revenue. Our HDMI and MHL standards revenue, as well as certain IP licenses, include variable consideration in the form of usage-based royalties.

We generally provide an assurance warranty that our products will substantially conform to the published specifications for twelve months from the date of shipment. In some cases, the warranty period may be longer than twelve months. We do not separately price or sell the assurance warranty. Our liability is limited to either a credit equal to the purchase price or replacement of the defective part. Under the practical expedient provided by ASC 340, we generally expense sales commissions when incurred because the amortization period would be less than one year. We record these costs within Selling, general, and administrative expenses. Substantially all of our performance obligations are satisfied within twelve months. Accordingly, under the optional exemption provided by ASC 606, we do not disclose revenues allocated to future performance obligations of partially completed contracts.

Inventories and Cost of Revenue

Inventories are recorded at the lower of average cost determined on a first-in-first-out basis or market. We establish provisions for inventory if it is obsolete or we hold quantities which are in excess of projected customer demand. The creation of such provisions results in a write-down of inventory to net realizable value and a charge to Cost of revenue. Shipping and handling costs are included in Cost of revenue in our Consolidated Statements of Operations.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software, one to three years for tooling, and thirty years for buildings and building space. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful life of the assets. We capitalize costs for the fabrication of masks used by our foundry partners to manufacture our products. The capitalized mask costs begin depreciating to Cost of revenue once the products go into production, and depreciation is straight-lined over a three-year period, which is the expected useful life of the mask. Upon disposal of property and equipment, the accounts are relieved of the costs and related accumulated depreciation and amortization, and resulting gains or losses are reflected in the Consolidated Statements of Operations for recognized gains and losses, or in the Consolidated Balance Sheets for deferred gains and losses. Repair and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets, which consist primarily of property and equipment and amortizable intangible assets, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We monitor the carrying value of our long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset group; (ii) actual third-party valuations; and/or (iii) information available regarding the current market for similar asset groups. If the fair value of the asset group is determined to be less than the carrying amount of the asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in our Consolidated Statements of Operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired. There has been no occurrence of events to date that would trigger an impairment analysis of property and equipment. The results of our assessments of amortizable intangible assets are detailed in "Note 9 - Intangible Assets."

Valuation of Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is not amortized, but is instead tested for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating whether goodwill is impaired, we make a qualitative assessment to determine if it is more likely than not that the reporting unit's fair value is less than the carrying amount. If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, then goodwill impairment exists for the reporting unit. The impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value. If the fair value of the reporting unit exceeds its carrying value, no further impairment analysis is needed. For purposes of testing goodwill for impairment, we currently operate as a single reporting unit: the core Lattice ("Core") business, which includes intellectual property and semiconductor devices. We do not expect goodwill impairment to be tax deductible for income tax purposes.

We determined that the strategic decision to discontinue our millimeter wave business in the second quarter of 2018 constituted a triggering event related to goodwill, and we evaluated our goodwill balance as of June 30, 2018. We concluded that goodwill was not impaired, and no impairment charges relating to goodwill were recorded for fiscal 2018. No impairment charges relating to goodwill were recorded for either fiscal 2019 or 2017 as no indicators of impairment were present.

Leases

We adopted ASC 842, "Leases," effective on December 30, 2018, the first day of our 2019 fiscal year, using the modified retrospective transition method. The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. We elected the "package of practical expedients" that would allow us to carryforward our historical lease classifications, not reassess historical contracts to determine if they contain leases, and not reassess the initial direct costs for any existing leases. We also elected the practical expedient to not separate lease and non-lease components, which we have applied to all asset classes. Concurrent with our adoption of Topic 842, we have early adopted ASU 2019-01, Leases (Topic 842): Codification Improvements, which grants disclosure relief for interim periods during the year in which a company adopted Topic 842.

Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized on the commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we determine the present value of lease payments using an incremental borrowing rate based on information from our commercial bank for an equivalent borrowing and term in the respective region as of the lease commencement date. At inception, we determine if an arrangement is a lease, if it includes options to extend or terminate the lease, and if it is reasonably certain that we will exercise the options. Lease cost, representing lease payments over the term of the lease and any capitalizable direct costs less any incentives received, is recognized on a straight-line basis over the lease term as lease expense. We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center.

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

Research and Development

Research and development expenses include costs for compensation and benefits, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, intellectual property cores, processes, packaging, and software solutions. Research and development costs are expensed as incurred.

Restructuring Charges

Expenses associated with exit or disposal activities are recognized when incurred under ASC 420, “Exit or Disposal Cost Obligations,” for everything except severance expenses and vacated leased facilities. Because we have a history of paying severance benefits, the cost of severance benefits associated with a restructuring plan is recorded when such costs are probable and the amount can be reasonably estimated in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits.” When leased facilities are vacated, the amount of any ROU asset impairment is calculated in accordance with ASC 360, "Property, Plant, and Equipment" and recorded as a part of restructuring charges. Expenses from other exit or disposal activities, including the cancellation of software contracts and engineering tools or the abandonment of long-lived assets, is recorded as a part of restructuring charges.

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

Stock-Based Compensation

We use the Black-Scholes option pricing model to estimate the fair value of substantially all share-based awards consistent with the provisions of ASC 718, “Compensation - Stock Compensation.” We have also granted stock options and RSUs with a market condition to certain executives. We determined and fixed the fair value of the awards with a market condition using a lattice-based option-pricing model. The valuation of these awards incorporated a Monte-Carlo simulation, and considered the likelihood that we would achieve the market condition. The awards with a market condition generally have a two- or three-year vesting period and vest between 0% and 250% of the target amount, based on the Company's relative Total Shareholder Return ("TSR") when compared to the TSR of a component of companies of the PHLX Semiconductor Sector Index over the measurement period. TSR is a measure of stock price appreciation plus dividends paid, if any, in the performance period. We have also granted RSUs with a performance condition to our President and Chief Executive Officer, which will vest and become payable based upon the Company’s generating specified “adjusted” EBITDA levels on a trailing four-quarter basis in any two consecutive trailing four-quarter periods. We assess the probability of achieving the performance condition on a quarterly basis. We valued the RSUs with a performance condition using the market price on the day of grant.

Segment Information

As of December 28, 2019, we had one operating segment: the core Lattice business, which includes semiconductor devices, evaluation boards, development hardware, and related intellectual property licensing, services, and sales. Our chief operating decision maker is the Chief Executive Officer, who reviews operating results and financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires entities to use a current expected credit loss (“CECL”) methodology to measure impairments of certain financial assets and to recognize an allowance for its estimate of lifetime expected credit losses. The new standard will become effective for our fiscal year 2020, which begins on December 29, 2019. We are evaluating the implementation of ASC 326 and expect it will not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which adds new guidance for accounting for tax law changes, year-to-date losses in interim periods, and determining how to apply the income tax guidance to franchise taxes that are partially based on income, as well as other changes to simplify accounting for income taxes. The ASU is effective for calendar year-end public business entities on January 1, 2021. Entities may early adopt the ASU in any interim period for which financial statements have not yet been issued (or made available for issuance). We are currently assessing the impact of ASU 2019-12 on our consolidated financial statements and related disclosures.

Note 2 - Net Income (Loss) Per Share

Our calculation of the diluted share count includes the number of shares from our equity awards with market conditions or performance conditions that would be issuable under the terms of such awards at the end of the reporting period. For equity awards with a market condition, the maximum number of shares issuable are included in the diluted share count as of December 28, 2019, as the market condition would have been achieved at the highest level of vesting if measured as of the end of the reporting period. For equity awards with a performance condition, no shares are included in the diluted share count as of December 28, 2019, as vesting of these awards is contingent upon achievement of the performance condition over two consecutive trailing four-quarter periods, which has not yet been achieved. See "Note 10 - Stock-Based Compensation Plans" to our consolidated financial statements for further discussion of our equity awards with market or performance conditions.

A summary of basic and diluted Net income (loss) per share is presented in the following table:

	Year Ended
(in thousands, except per share data)	December 28, 2019	December 29, 2018	December 30, 2017
Net income (loss)	$43,493	$(26,322)	$(70,562)

Shares used in basic Net income (loss) per share	132,471	126,564	122,677
Dilutive effect of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition	4,803	—	—
Shares used in diluted Net (loss) income per share	137,274	126,564	122,677

Basic Net income (loss) per share	$0.33	$(0.21)	$(0.58)
Diluted Net income (loss) per share	$0.32	$(0.21)	$(0.58)

The computation of diluted Net income (loss) per share excludes the effects of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition that are antidilutive, aggregating approximately the following number of shares:

	Year Ended
(in thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition excluded as they are antidilutive	890	7,567	6,622

Note 3 - Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables provide disaggregation of revenue from contracts with customers by major class of revenue, revenue by channel, and by geographical market, based on ship-to location of the end customer, where available, and ship-to location of distributor otherwise:

	Major Class of Revenue	Year Ended *
	(In thousands)	December 28, 2019		December 29, 2018		December 30, 2017
	Product	$382,548	95%	$380,468	95%	$356,502	92%
	Licensing and services	21,545	5%	18,331	5%	29,459	8%
	Total revenue	$404,093	100%	$398,799	100%	$385,961	100%

	Revenue by Channel	Year Ended *
	(In thousands)	December 28, 2019		December 29, 2018		December 30, 2017
	Product revenue - Distributors	$331,941	82%	$330,719	83%	$297,736	77%
	Product revenue - Direct	50,607	13%	49,749	12%	58,766	15%
	Licensing and services revenue	21,545	5%	18,331	5%	29,459	8%
	Total revenue	$404,093	100%	$398,799	100%	$385,961	100%

	Revenue by Geographical Market	Year Ended *
	(In thousands)	December 28, 2019		December 29, 2018		December 30, 2017
	Asia	$298,765	74%	$298,119	75%	$277,638	72%
	Europe	47,392	12%	45,546	11%	44,547	12%
	Americas	57,936	14%	55,134	14%	63,776	16%
	Total revenue	$404,093	100%	$398,799	100%	$385,961	100%

*	Amounts in periods prior to fiscal 2018 have not been adjusted under the modified retrospective method of adopting ASC 606 and, therefore, are presented under GAAP in effect during that period.

Contract balances

Our contract assets relate to our rights to consideration for licenses and royalties due to us as a member of the HDMI consortium, with collection dependent on events other than the passage of time, such as collection of licenses and royalties from customers by the HDMI licensing agent. The balance results primarily from the amount of estimated revenue related to HDMI that we have recognized to date, but which has not yet been collected by the agent. Contract assets are recorded in Prepaid expenses and other current assets in our Consolidated Balance Sheets. The following table summarizes activity during the periods presented:

(In thousands)
Balance as of December 31, 2017	$7,515
Revenues recorded during the period	11,618
Transferred to accounts receivable or collected	(9,990)
Contract assets as of December 29, 2018	9,143
Revenues recorded during the period	17,356
Transferred to Accounts receivable or collected	(20,930)
Contract assets as of December 28, 2019	$5,569

Contract liabilities are included in Accounts payable and accrued expenses on our Consolidated Balance Sheets. The following table summarizes activity during the periods presented:

(In thousands)
Contract liabilities as of December 31, 2017	$—
Accruals for estimated future stock rotation and scrap returns	4,281
Less: Release of accruals for recognized stock rotation and scrap returns	(2,667)
Contract liabilities as of December 29, 2018	1,614
Accruals for estimated future stock rotation and scrap returns	5,763
Less: Release of accruals for recognized stock rotation and scrap returns	(5,064)
Contract liabilities as of December 28, 2019	$2,313

The impact to revenue in fiscal years 2019 and 2018 from the release of accruals for recognized stock rotation and scrap returns was offset by the processing of return merchandise authorizations totaling $5.0 million and $3.7 million, respectively, yielding a net revenue increase of approximately $0.1 million and a net revenue decrease of approximately $1.0 million, respectively.

Impact of Adoption of ASC 606

We adopted ASC 606 effective on December 31, 2017, the first day of our 2018 fiscal year, using the modified retrospective method. ASC 606 requires us to disclose the effect of adoption on each financial statement line item in the year of adoption as compared to the revenue recognition accounting standard that was in effect previously, and an explanation of the reasons for significant changes. The significant impacts of the new standard were to accelerate the recognition of revenues on both sales to certain distributors and certain licensing activities. As a result of adopting this standard, we recorded a cumulative effect adjustment of $27.4 million as a reduction to Accumulated deficit on December 31, 2017, resulting primarily from a net $20.2 million of previously deferred distributor revenues and costs and $6.6 million of previously unrecognized licensing revenues. The effect of adoption on each financial statement line item is detailed in the tables below:

Condensed Consolidated Statement of Operations
	Year ended December 29, 2018
(In thousands, except per share data)	As reported under new standard	Adjustments	Pro forma as if previous standard was in effect
Product revenue	$380,468	$(14,098)	$366,370
Licensing and services revenue	18,331	(1,478)	16,853
Cost of product revenue	179,101	(6,399)	172,702
Net loss	$(26,322)	$(9,177)	$(35,499)

Net loss per share, basic and diluted	$(0.21)	$(0.07)	$(0.28)

Condensed Consolidated Balance Sheets
	As of December 29, 2018
(In thousands)	As reported under new standard	Adjustments	Pro forma as if previous standard was in effect
Accounts receivable, net of allowance for doubtful accounts	$60,890	$6,600	$67,490
Inventories	67,096	78	67,174
Prepaid expenses and other current assets	27,762	(9,775)	17,987
Total assets	$623,687	$(3,097)	$620,590

Accounts payable and accrued expenses (includes restructuring)	$51,763	$(1,156)	$50,607
Deferred income and allowances on sales to distributors	—	34,637	34,637
Accumulated deficit	(476,783)	(36,578)	(513,361)
Total liabilities and stockholders' equity	$623,687	$(3,097)	$620,590

Condensed Consolidated Statement of Cash Flows
	Year ended December 29, 2018
(In thousands)	As reported under new standard	Adjustments	Pro forma as if previous standard was in effect
Cash flows from operating activities:
Net loss	$(26,322)	$(9,177)	$(35,499)
Accounts receivable, net	(3,978)	(8,408)	(12,386)
Inventories	13,177	(448)	12,729
Prepaid expenses and other assets	(11,667)	2,260	(9,407)
Accounts payable and accrued expenses (includes restructuring)	13,325	(1,614)	11,711
Deferred income and allowances on sales to distributors	$—	$17,387	$17,387

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

(In thousands)	December 28, 2019	December 29, 2018
Short-term marketable securities:
Maturing within one year	$—	$7,454
Maturing between one and two years	—	2,170
Total marketable securities	$—	$9,624

Accounts Receivable

Accounts receivable do not bear interest and are shown net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on assessment of known troubled accounts, analysis of the aging of our accounts receivable, historical experience, management judgment, and other currently available evidence.

(In thousands)	December 28, 2019	December 29, 2018
Accounts receivable	$65,023	$61,087
Less: Allowance for doubtful accounts	(106)	(197)
Accounts receivable, net of allowance for doubtful accounts	$64,917	$60,890

The following table displays the activity related to changes in our allowance for doubtful accounts:

Fiscal Years Ended (In thousands)	Balance at beginning of period	Charged (Credit) to costs and expenses	Charged (credit) to other accounts	Settlements & write-offs net of recoveries	Balance at end of period
Allowance for doubtful accounts
December 28, 2019	$197	$(30)	$(12)	$(49)	$106
December 29, 2018	$9,371	$1	$73	$(9,248)	$197
December 30, 2017	$9,299	$3	$38	$31	$9,371

During fiscal 2018, we wrote off $9.0 million of accounts receivable from a bankrupt distributor group. This write off had no impact on Accounts Receivable in fiscal 2018, as we had recorded a full allowance against our accounts receivable, net of deferred revenue, from the bankrupt distributor group in fiscal 2016.

Inventories

(In thousands)	December 28, 2019	December 29, 2018
Work in progress	$39,855	$47,224
Finished goods	15,125	19,872
Total inventories	$54,980	$67,096

In the second quarter of 2018, we made the strategic decision to discontinue our millimeter wave business, which included certain wireless technology inventory items. As such, specific inventory charges of $8.0 million were taken during fiscal 2018 on product lines eliminated with the discontinuation of our millimeter wave business and were charged to Cost of revenue in the Consolidated Statements of Operations.

Accounts Payable and Accrued Expenses

Included in Accounts payable and accrued expenses in the Consolidated Balance Sheets are the following balances:

(In thousands)	December 28, 2019	December 29, 2018
Trade accounts payable	$44,350	$31,880
Liability for non-cancelable contracts	6,964	6,078
Restructuring	3,060	4,220
Other accrued expenses	5,881	9,585
Total accounts payable and accrued expenses	$60,255	$51,763

Cloud Based Computing Implementation Costs

During the fourth quarter of fiscal 2019, we early adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which clarifies the accounting for implementation costs in cloud computing arrangements. We adopted this guidance using the retrospective method, but did not restate any prior financial statements presented. As of December 28, 2019, we had capitalized approximately $2.5 million of implementation costs mainly for our new and interrelated distributor accounting management systems. These cloud based computing implementation costs are recorded in Prepaid expenses and other current assets and Other long-term assets on our Consolidated Balance Sheets.

Note 5 - Property and Equipment

(In thousands)	December 28, 2019	December 29, 2018
Production equipment and software	$150,591	$160,979
Leasehold improvements	12,517	12,648
Office furniture and equipment	2,112	2,623
	165,220	176,250
Accumulated depreciation and amortization	(125,990)	(141,367)
	$39,230	$34,883

For fiscal year 2019, depreciation and amortization expense for property and equipment was $11.6 million, including $0.4 million of restructuring expense. For fiscal year 2018, depreciation and amortization expense for property and equipment was $13.4 million, including $0.6 million of restructuring expense. For fiscal year 2017, depreciation and amortization expense for property and equipment was $16.3 million.

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

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

(In thousands)	December 28, 2019	December 29, 2018
United States	$32,313	$27,353
China	1,683	2,360
Philippines	2,683	3,319
Taiwan	1,885	949
Japan	283	324
Other	383	578
Total foreign property and equipment, net	6,917	7,530
Total property and equipment, net	$39,230	$34,883

Note 6 - Long-Term Debt

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

At our option, the term loan and the revolving loan (collectively, "long-term debt") accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.25% to 1.00%, determined based on our total leverage ratio or (ii) the London Interbank Offered Rate ("LIBOR") for interest periods of 1, 2, 3 or 6 months plus a margin ranging from 1.25% to 2.00%, determined based on our total leverage ratio. The base rate is defined as the highest of (i) the federal funds rate, plus 0.50%, (ii) Wells Fargo Bank, National Association’s prime rate or (iii) the LIBOR rate for a 1-month interest period plus 1.00%. As of December 28, 2019, the effective interest rate on the term loan was 3.16%, and the revolving loan did not have an outstanding balance. We pay a commitment fee of 0.20% on the unused portion of the revolving loan.

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

The fair value of our long-term debt approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

(In thousands)	December 28, 2019	December 29, 2018
Principal amount	$148,125	$263,033
Unamortized original issue discount and debt costs	(1,579)	(3,386)
Less: Current portion of long-term debt	(21,474)	(8,290)
Long-term debt, net of current portion and unamortized debt issue costs	$125,072	$251,357

Interest expense related to our long-term debt was included in Interest expense on our Consolidated Statements of Operations as follows:

		Year Ended
(in thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Contractual interest	$10,278	$18,600	$16,503
Amortization of debt issuance costs and discount	1,659	2,230	1,982
Total Interest expense related to the long-term debt	$11,937	$20,830	$18,485

Expected future principal payments are based on the schedule of required quarterly installments, adjusted for known voluntary payments. Our 53-week fiscal 2020 will result in five quarterly installments being paid during that fiscal year. As of December 28, 2019, expected future principal payments on our long-term debt were as follows:

Fiscal year	(in thousands)

2020	$21,875
2021	17,500
2022	17,500
2023	17,500
2024	73,750
$148,125

Note 7 - Restructuring

In April 2019, our management approved and executed an internal restructuring plan (the “Q2 2019 Sales Plan”) which focused on a restructuring of the global sales organization through cancellation of certain contracts and a workforce reduction. Under this plan, we have incurred $2.0 million of restructuring expense during fiscal 2019. All actions planned under the Q2 2019 Sales Plan have been implemented.

In December 2018, our management approved and executed an internal restructuring plan (the “December 2018 Plan”), which included a global workforce reduction. This plan also included the abandonment of long lived assets related to the restructuring of our agreements with a privately-held investee. Under this plan, no restructuring expense was incurred during fiscal year 2019, and approximately $4.8 million of restructuring expense was incurred during fiscal year 2018. All actions planned under the December 2018 Plan have been implemented.

In June 2018, our Board of Directors approved an internal restructuring plan (the "June 2018 Plan"), which included the discontinuation of our millimeter wave business and the use of certain assets related to our Wireless products, and a workforce reduction. Under this plan, we recorded a total credit adjustment of approximately $0.1 million during fiscal 2019 due to the final reconciliation of expenses incurred, and we incurred approximately $4.2 million of restructuring expense during fiscal 2018. Approximately $4.1 million of total expense has been incurred through December 28, 2019 under the June 2018 Plan. All actions planned under the June 2018 Plan have been implemented.

In June 2017, our Board of Directors approved an internal restructuring plan (the "June 2017 Plan"), which included the sale of 100% of the equity of our Hyderabad, India subsidiary and the transfer of certain assets related to our Simplay Labs testing and certification business, a worldwide workforce reduction, and an initiative to reduce our infrastructure costs, including reconfiguring our use of certain leased properties. Under this initiative approved by the Board in 2017, we vacated 100% or our facility in Portland, Oregon in the first quarter of fiscal 2019, and recorded approximately $2.7 million of Restructuring charges from ceasing use of this space, which includes approximately $1.0 million of impairment of the operating lease right-of-use asset for this property. During fiscal 2019, we entered into a sublease agreement for this facility and bought out the lease on the portion of the space that was not sublet. Under this plan, approximately $2.7 million, $8.4 million, and $8.0 million of expense was incurred during the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively. Approximately $19.1 million of total expense has been incurred through December 28, 2019 under the June 2017 Plan, and all planned actions have been implemented. We expect the total cost of the June 2017 Plan to be approximately $20.0 million to $21.5 million as accretion expenses related to our partially vacated facility in San Jose, California will be incurred over the remaining lease term.

These expenses and credits were recorded to Restructuring charges on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accounts payable and accrued expenses and Other long-term liabilities on our Consolidated Balance Sheets.

The following table displays the activity related to the restructuring plans described above:

(In thousands)	Severance & Related (1)	Lease Termination & Fixed Assets	Software Contracts & Engineering Tools (2)	Other (3)	Total
Balance at December 31, 2016	$801	$1,036	$25	$12	$1,874
Restructuring charges	2,484	811	3,066	835	7,196
Costs paid or otherwise settled	(2,093)	(977)	(2,731)	(822)	(6,623)
Balance at December 30, 2017	$1,192	$870	$360	$25	$2,447
Restructuring charges	5,696	7,379	913	3,361	17,349
Costs paid or otherwise settled	(5,074)	381	(1,055)	(3,368)	(9,116)
Balance at December 29, 2018	$1,814	$8,630	$218	$18	$10,680
Restructuring charges	625	2,716	—	1,323	4,664
Costs paid or otherwise settled	(2,279)	(4,761)	(218)	(476)	(7,734)
Balance at December 28, 2019	$160	$6,585	$—	$865	$7,610

(1)	Includes employee relocation costs and accelerated stock compensation
(2)	Includes cancellation of contracts, asset impairments, and accelerated depreciation on certain enterprise resource planning and customer relationship management systems
(3)
In fiscal 2018, "Other" activity included the abandonment of long lived assets related to the restructuring of our agreements with a privately-held investee. In fiscal 2019, "Other" activity included termination fees on the cancellation of certain contracts under the Q2 2019 Sales Plan

Note 8 - Leases

All of our facilities are leased under operating leases, which expire at various times through 2027. We recorded fixed operating lease cost of $7.7 million for fiscal 2019. Rental expense under the previous guidance for operating leases was $8.3 million and $8.9 million for fiscal years 2018 and 2017, respectively.

Our leases have remaining lease terms of 1 to 8 years, some of which include options to extend for up to 5 years, and some of which include options to terminate within 1 year. For our operating leases, the weighted-average remaining lease term was 5.7 years and the weighted-average discount rate is 7.0% as of December 28, 2019.

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

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during fiscal 2019:

Operating lease right-of-use assets	(in thousands)
Balance as of December 29, 2018	$—
Right-of-use assets recorded from adoption of ASC 842	29,893
Right-of-use assets obtained in exchange for new lease obligations during the period	747
Reduction in the carrying amount of right-of-use assets during the period	(5,797)
Impairment of right-of-use asset on Portland, Oregon office (recorded in Restructuring charges)	(977)
Adjustments for present value and foreign currency effects	(275)
Balance as of December 28, 2019	$23,591

Operating lease liabilities	(in thousands)
Balance as of December 29, 2018	$—
Lease liabilities recorded from adoption of ASC 842	32,273
Lease liabilities incurred for new lease obligations during the period	747
Accretion of lease liabilities	1,918
Operating cash used by payments on lease liabilities	(8,425)
Adjustments for present value, foreign currency, and restructuring liability effects	(389)
Balance as of December 28, 2019	26,124
Less: Current portion of operating lease liabilities	(4,686)
Long-term operating lease liabilities, net of current portion	$21,438

Maturities of operating lease liabilities as of December 28, 2019 are as follows:

Fiscal year	(in thousands)

2020	$6,445
2021	5,485
2022	4,468
2023	4,596
2024	4,716
Thereafter	6,705
Total lease payments	32,415
Less: amount representing interest	(6,156)
Less: amount representing restructuring liability adjustments	(135)
Total lease liabilities	$26,124

Under the previous lease guidance, ASC 840, future minimum lease commitments at December 29, 2018 were as follows:

Fiscal year	(In thousands)

2019	$7,090
2020	6,893
2021	5,452
2022	4,658
2023	4,229
Thereafter	9,930
$38,252

Prior to 2019, the reporting of future minimum lease commitments included the lease obligations associated with previously restructured facilities. Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $6.6 million at December 28, 2019 and continued to be recorded in Other long-term liabilities on our Consolidated Balance Sheets.

Note 9 - Intangible Assets

In connection with our acquisitions of Silicon Image, Inc. in March 2015 and SiliconBlue Technologies, Inc. in December 2011, we recorded identifiable intangible assets related to developed technology, customer relationships, licensed technology, patents, and in-process research and development based on guidance for determining fair value under the provisions of ASC 820, "Fair Value Measurements." Additionally, during the fiscal years presented, we licensed additional third-party technology. We do not believe there is any significant residual value associated with these intangible assets. We are amortizing the intangible assets using the straight-line method over their estimated useful lives.

The following tables summarize the details of our Intangible assets, net as of December 28, 2019 and December 29, 2018:

	December 28, 2019
(In thousands)	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net
Developed technology	5.0	$110,987	$(105,594)	$5,393
Customer relationships	5.8	22,934	(21,400)	1,534
Licensed technology	5.0	459	(409)	50
Total identified intangible assets		$134,380	$(127,403)	$6,977

	December 29, 2018
(In thousands)	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net
Developed technology	5.0	$110,987	$(94,389)	$16,598
Customer relationships	5.8	22,934	(19,048)	3,886
Licensed technology	5.0	1,194	(353)	841
Total identified intangible assets		$135,115	$(113,790)	$21,325

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Year Ended
(In thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Research and development	$55	$277	$569
Amortization of acquired intangible assets	13,558	17,690	31,340
	$13,613	$17,967	$31,909

The annual expected amortization expense of acquired intangible assets is as follows:

(In thousands)	Amount
2020	$4,500
2021	2,239
2022	238
Total	$6,977

No impairment charges relating to acquired intangible assets were recorded for fiscal 2019 as no indicators of impairment were present. During the third quarter of fiscal 2018, we concluded that a certain product line had limited future revenue potential due to a decline in customer demand for that product, and we recorded an impairment charge of $0.6 million to the intangible asset associated with that product. During the second quarter of 2018, we recorded an impairment charge relating to intangible assets of $11.9 million as a result of the strategic decision to discontinue our millimeter wave business. During fiscal 2017, we recorded a net impairment charge of $32.4 million related to certain of the developed technology intangible assets acquired in our acquisition of Silicon Image. These charges were recorded to Impairment of acquired intangible assets in the Consolidated Statements of Operations.

Note 10 - Stock-Based Compensation Plans

Employee and Director Stock Options, Restricted Stock and ESPP

We have two active equity incentive plans, the "2013 Incentive Plan and the "2011 Non-Employee Director Equity Incentive Plan", under which shares remain available for grants to employees and non-employee directors, respectively. In addition, we have made grants of inducement awards to certain of our newly hired executives and employees that are granted outside of, but governed by, the 2013 Incentive Plan. "Incentive stock options" under Section 422 of the U.S. Internal Revenue Code and restricted stock unit ("RSU") grants are part of our equity compensation practices for employees who receive equity grants. Options and RSUs generally vest quarterly over a four-year period beginning on the grant date. The contractual terms of options granted do not exceed ten years.

In May 2012, the Company's stockholders approved the 2012 Employee Stock Purchase Plan ("2012 ESPP"), which authorizes the issuance of 3.0 million shares of common stock to eligible employees to purchase shares of common stock through payroll deductions, which cannot exceed 10% of an employee's compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period. We have treated the 2012 ESPP as a compensatory plan. We recorded $0.5 million and $0.6 million related compensation expense in fiscal 2019 and 2018, respectively. During fiscal 2017 only, the ESPP was suspended and we recorded no related compensation expense.

At December 28, 2019, a total of 9.0 million shares of our common stock were available for future grants under the 2013 Incentive Plan, and the 2011 Non-Employee Director Equity Incentive Plan. Following our 2018 Shareholder meeting, a share ratio of 2.2:1 was applied to the 2013 Incentive Plan. This ratio takes two and two tenths shares out of the 2013 Plan for every one full value share granted. During fiscal 2019, a total of 2.9 million shares were adjusted out of the 2013 Plan. Shares subject to stock option grants that expire or are canceled, without delivery of such shares, generally become available for re-issuance under equity incentive plans. At December 28, 2019, a total of 1.4 million shares of our common stock were available for future purchases under the 2012 ESPP.

Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Year Ended
(In thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Cost of revenue	$1,422	$940	$795
Research and development	5,640	4,357	5,245
Selling, general, and administrative	11,837	8,349	6,503
Total stock-based compensation	$18,899	$13,646	$12,543

The stock-based compensation expense included in Selling, general, and administrative expense for fiscal 2018 includes approximately $1.4 million of additional one-time expense for acceleration of stock compensation under the CEO separation agreement executed with our former CEO during the first quarter of fiscal 2018.

The fair values of each option award on the date of grant and of the shares expected to be issued under the employee stock purchase plan were estimated using the Black-Scholes valuation model and the assumptions noted in the following table. The expected term is based on historical vested option exercises and includes an estimate of the expected term for options that are fully vested and outstanding. The expected volatility of both stock options and ESPP shares is based on the daily historical volatility of our stock price, measured over the expected term of the option or the ESPP purchase period. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option. The dividend yield reflects that we have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future.

The following table summarizes the assumptions used in the valuation of stock option and ESPP compensation:

Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Employee and Director Stock Options *
Expected volatility	n/a	39.87% to 41.11%	40.96% to 48.01%
Risk-free interest rate	n/a	2.29% to 2.78%	1.99% to 2.09%
Expected term (years)	n/a	4.08 to 4.25	4.08 to 4.25
Employee Stock Purchase Plan **
Weighted average expected volatility	31.6%	36.4%	n/a
Weighted average risk-free interest rate	2.51%	1.61%	n/a
Expected term	6 months	6 months	n/a

* No stock options granted during fiscal 2019
** ESPP suspended during fiscal 2017 only

At December 28, 2019, there was $3.2 million of total unrecognized compensation cost related to unvested employee and director stock options, which is expected to be recognized over a weighted average period of 1.5 years. Our current practice is to issue new shares to satisfy option exercises. Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

The following table summarizes our stock option activity and related information for the year ended December 28, 2019:

(Shares and aggregate intrinsic value in thousands)	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Balance, December 29, 2018	6,616	$5.94
Granted	—	—
Effect of vesting multiplier	36
Exercised	(2,715)	5.73
Forfeited or expired	(605)	5.72
Balance, December 28, 2019	3,332	$6.16
Vested and expected to vest at December 28, 2019	3,332	$6.16	4.50	$43,553
Exercisable, December 28, 2019	1,721	$6.00	3.95	$22,758

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that day. This amount changes based on the fair market value of the Company's stock. Total intrinsic value of options exercised for fiscal 2019, 2018, and 2017 was $17.8 million, $6.5 million, and $2.2 million, respectively. The total fair value of options and RSUs vested and expensed in fiscal 2019, 2018, and 2017 was $18.4 million, $13.0 million, and $12.5 million, respectively.

The resultant grant date weighted-average fair values for stock options granted, calculated using the Black-Scholes option pricing model with the noted assumptions for stock options, were $2.73 and $2.02 for fiscal years 2018 and 2017, respectively. No stock options were granted during fiscal 2019. The weighted average fair values for the ESPP, calculated using the Black-Scholes option pricing model with the noted assumptions for the ESPP, were $1.69 and $1.50 for fiscal years 2019 and 2018, respectively.

The following table summarizes our RSU activity for the year ended December 28, 2019:

(Shares in thousands)	Shares	Weighted average grant date fair value
Balance, December 29, 2018	4,412	$7.53
Granted	2,445	16.23
Effect of vesting multiplier	216	—
Vested	(1,734)	8.10
Forfeited or expired	(564)	7.27
Balance, December 28, 2019	4,775	$12.23

At December 28, 2019 there was $51.9 million of total unrecognized compensation cost related to unvested RSUs. Our current practice is to issue new shares when RSUs vest. Compensation expense for RSUs is recognized using the straight-line method over the related vesting period.

Market-Based and Performance-Based Stock Compensation

In fiscal years 2017 through 2019, we granted stock options and RSUs with either a market condition (TSR) or a performance condition (Adjusted EBITDA) to certain executives.

The options with a market condition granted in fiscal year 2017 have a two year vesting period and vest between 0% and 200% of the target amount, based on the Company's relative TSR when compared to the TSR of a component of companies of the PHLX Semiconductor Sector Index over a two year period. Under the terms of the grants, executives will receive the target amount if the Company’s TSR relative to that of the Index achieves or exceeds the 50th percentile. Executives may receive 200% if the Company’s TSR exceeds the 75th percentile. No vesting occurs if the Company’s TSR does not exceed the 25th percentile.

In fiscal years 2018 and 2019, we granted inducement awards outside of, but subject to the terms and conditions of the 2013 Incentive Plan to certain executives. These awards consisted of RSUs with either a market condition or a performance condition that vest and become payable upon achievement of TSR or Adjusted EBITDA targets, respectively. The TSR-based awards vest and become payable over a three-year period based on the Company’s TSR relative to the PHLX Semiconductor Sector Index, with 100% of the units vesting at the 50th percentile and either 200% or 250% of the units vesting at the 75th percentile, depending upon the executive, zero vesting if relative TSR is below the 25th percentile, and vesting scaling linearly for achievement between the 25th and 75th percentile. The Adjusted EBITDA-based awards will vest and become payable based upon the Company’s generating specified “adjusted” EBITDA levels on a trailing four quarter basis in any two consecutive trailing four-quarter periods. During the third quarter of fiscal 2019, the market condition for awards granted in the previous year achieved the 75th percentile of the condition, and the first tranche of these awards vested at 200% or 250% of the RSUs, as applicable for the respective executive.

The following table summarizes the assumptions used in the valuation of stock options and RSUs with a market or performance condition:

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Executive stock options with a market condition
Expected volatility	n/a	n/a	41%
Risk-free interest rate	n/a	n/a	1.9%
Expected term (years)	n/a	n/a	4.5
Executive RSUs with a market or performance condition
Expected volatility	40.15% to 41.10%	41.06% to 41.74%	n/a
Risk-free interest rate	1.66% to 2.55%	2.71% to 2.87%	n/a
Expected term (years)	3.00	3.00 to 3.16	n/a

The following table summarizes the activity for our stock options and RSUs with a market condition or performance condition:

(Shares in thousands)	Unvested	Vested	Total
Balance, December 29, 2018	909	—	909
Granted	584	—	584
Effect of vesting multiplier	260	—	260
Vested	(484)	71	(413)
Exercised	—	(71)	(71)
Canceled	(106)	—	(106)
Balance, December 28, 2019	1,163	—	1,163

We incurred stock compensation expense related to these stock option and RSU awards with a market or performance condition of approximately $5.7 million, $0.9 million, and $0.5 million in fiscal years 2019, 2018, and 2017, respectively, which is recorded as a component of total stock-based compensation expense.

Note 11 - Income Taxes

We are subject to federal and state income tax as well as income tax in the various foreign jurisdictions in which we operate. The domestic and foreign components of Income (loss) before income taxes were as follows:

	Year Ended
(In thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Domestic	$33,417	$(8,274)	$(17,341)
Foreign	11,648	(15,695)	(52,372)
Income (loss) before taxes	$45,065	$(23,969)	$(69,713)

The components of the Income tax expense are as follows:

	Year Ended
(In thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Current:
Federal	$499	$536	$508
State	45	38	30
Foreign	1,345	1,869	304
	1,889	2,443	842
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(317)	(90)	7
	(317)	(90)	7
Income tax expense	$1,572	$2,353	$849

Income tax expense differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
	%	%	%
Statutory federal rate	21	(21)	(35)
Adjustments for tax effects of:
State taxes, net	3	(6)	(7)
Research and development credits	3	(5)	(1)
Stock compensation	(11)	8	3
Foreign rate differential	(2)	20	28
Foreign dividends	—	—	1
Foreign withholding taxes	3	5	—
Other permanent	6	2	—
Other deferred tax asset adjustment	—	13	—
Valuation allowance	(19)	(11)	(73)
Change in uncertain tax benefit accrual	—	2	1
Stock compensation (ASU 2016-09) adoption	—	—	(8)
Tax rate change	—	—	93
Other	—	3	(1)
Effective income tax rate	4	10	1

ASC 740, “Income Taxes”, provides for the recognition of deferred tax assets if realization of these assets is more-likely-than-not. We evaluate both positive and negative evidence to determine if some or all of our deferred tax assets should be recognized on a quarterly basis.

Through December 28, 2019, we continued to evaluate the valuation allowance position in the United States and concluded that we should maintain a full valuation allowance against the net federal and state deferred tax assets. In making this evaluation, we exercised significant judgment and considered estimates about our ability to generate revenue and taxable profits sufficient to offset expenditures in future periods within the United States. It is reasonably possible that during the next twelve months, we will establish a sustained level of profitability in the U.S. As a result, we may reverse a significant portion of the valuation allowance recorded against our U.S. deferred tax assets. The reversal would result in an income tax benefit for the quarterly and annual fiscal period in which we release the valuation allowance.

We will continue to evaluate both positive and negative evidence in future periods to determine if we will realize the net deferred tax assets. We don't have a valuation allowance in any foreign jurisdictions as we have concluded it is more likely than not that we will realize the net deferred tax assets in future periods. The net decrease in the total valuation allowance affecting the effective tax rate for the year ended December 28, 2019 was approximately $8.6 million, mainly attributable to the write down of intangible assets which had no tax basis.

The components of our net deferred tax assets are as follows:

(In thousands)	December 28, 2019	December 29, 2018
Deferred tax assets:
Accrued expenses and reserves	$4,137	$3,714
Inventory	—	2
Deferred Revenue	—	—
Stock-based and deferred compensation	2,812	2,660
Interest expense disallowance	—	1,283
Intangible assets	12,294	14,649
Fixed assets	256	281
Net operating loss carry forwards	86,899	88,333
Tax credit carry forwards	90,339	92,208
Capital loss carry forwards	4,235	5,007
Other	1,059	1,130
Total deferred tax assets	202,031	209,267
Less: valuation allowance	(198,499)	(207,108)
Net deferred tax assets	3,532	2,159
Deferred tax liabilities:
Fixed assets	2,620	1,536
Deferred revenue	434	525
Other	—	(57)
Total deferred tax liabilities	3,054	2,004
Net deferred tax assets	$478	$155

The following table displays the activity related to changes in our valuation allowance for deferred tax assets:

Fiscal Years Ended (In thousands)	Balance at beginning of period	Charged (Credit) to costs and expenses	Charged (credit) to other accounts	Balance at end of period
Valuation allowance for deferred tax assets
December 28, 2019	$207,108	$(8,609)	$—	$198,499
December 29, 2018	$209,691	$(2,583)	$—	$207,108
December 30, 2017	$260,687	$(50,960)	$(36)	$209,691

At December 28, 2019, we had U.S. federal net operating loss ("NOL") carryforwards (pretax) of approximately $360.5 million that expire at various dates between 2020 and 2037. We had state NOL carryforwards (pretax) of approximately $141.3 million that expire at various dates from 2020 through 2039. We also had federal and state credit carryforwards of $50.1 million and $62.6 million, respectively. Of the $62.6 million state credit carryforwards, $61.9 million do not expire. The federal and remaining state credits expire at various dates from 2020 through 2039.

Future utilization of federal and state net operating losses and tax credit carry forwards may be limited if cumulative changes to ownership exceed 50% within any three-year period. If there is a significant change in ownership, future tax attribute utilization may be restricted and NOL carryforwards and/or R&D credits will be reduced to reflect the limitation.

Foreign earnings may be subject to withholding taxes in local jurisdictions if they are distributed and repatriated in the United States. At December 28, 2019, U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $2.9 million of the undistributed earnings of our Chinese subsidiary. We intend to reinvest these earnings indefinitely.

At December 28, 2019, our unrecognized tax benefits associated with uncertain tax positions were $41.9 million, of which $39.9 million, if recognized, would affect the effective tax rate, subject to valuation allowance. As of December 28, 2019, interest and penalties associated with unrecognized tax benefits were $9.0 million, which are not reflected in the table below.

The following table summarizes the changes to unrecognized tax benefits for the fiscal years presented:

(In thousands)	Amount
Balance at December 31, 2016	$47,623
Additions based on tax positions related to the current year	471
Additions based on tax positions of prior years	11
Reduction for tax positions of prior years	(1,226)
Reduction as a result of lapse of applicable statute of limitations	(2,047)
Balance at December 30, 2017	44,832
Additions based on tax positions related to the current year	389
Additions based on tax positions of prior years	19
Reductions for tax positions of prior years	(5)
Reduction as a result of lapse of applicable statute of limitations	(1,235)
Balance at December 29, 2018	44,000
Additions based on tax positions related to the current year	238
Additions based on tax positions of prior years	334
Reductions for tax positions of prior years	(213)
Reduction as a result of lapse of applicable statute of limitations	(2,432)
Balance at December 28, 2019	$41,927

Our liability for uncertain tax positions (including penalties and interest) was $24.6 million and $26.3 million at December 28, 2019 and December 29, 2018, respectively, and is recorded as a component of Other long-term liabilities on our Consolidated Balance Sheets. The remainder of our uncertain tax position exposure of $24.8 million is netted against deferred tax assets.

At December 28, 2019, it is reasonably possible that $2.4 million of unrecognized tax benefits and $0.5 million of associated interest and penalties could be recognized during the next twelve months. The $2.9 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

The years that remain subject to examination are 2016 for federal income taxes, 2015 for state income taxes, and 2012 for foreign income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward amount.

Our Philippines 2016 and 2017 and Israeli 2013 through 2017 income tax returns are currently under examination. We are not under examination in any other jurisdiction.

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

Note 12 - Employee Benefit Plans

Qualified Investment Plan

In 1990, we adopted a 401(k) tax-deferred savings plan, which provides all employees in the United States who meet certain eligibility requirements with an opportunity to accumulate funds for retirement. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The plan does not allow investments in the Company's common stock. The plan allows for the Company to make discretionary matching contributions in cash. We recorded matching contributions of approximately $0.8 million, $0.6 million, and $0.8 million in fiscal years 2019, 2018, and 2017, respectively.

Cash Incentive Plans

For 2019, 2018, and 2017, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, approved the Cash Incentive Plan (the “Cash Plans”) for the respective fiscal year. The chief executive officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, together with all other employees of the Company not on the Company's sales incentive plan are eligible to participate in the Cash Plans. Under the Cash Plans, individual cash incentive payments for the eligible employees will be based both on Company financial performance, as measured by achievement of operating income (before incentive plan accruals) and revenue goals within specified ranges established by the Compensation Committee, and Company performance, as measured by the achievement of personal management objectives. The Compensation Committee determines the performance of the chief executive officer, the chief financial officer and other participants based on the achievement of the management objectives established by the Compensation Committee during the first quarter of the respective fiscal year. We recorded approximately $5.8 million, $5.9 million, and $7.2 million of expense under the Cash Plans in fiscal 2019, 2018, and 2017, respectively.

Note 13 - Contingencies

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

Note 14 - Quarterly Financial Data (Unaudited)

A summary of the Company's consolidated quarterly results of operations is as follows:

	2019				2018
(In thousands, except per share data)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenue	$100,237	$103,469	$102,296	$98,091	$95,977	$101,484	$102,715	$98,623
Gross margin	59,293	61,439	60,038	57,652	54,306	58,364	50,248	56,521
Restructuring charges	(55)	252	3,126	1,341	11,854	90	4,376	1,029
Net income (loss)	$13,987	$13,539	$8,559	$7,408	$(7,121)	$6,974	$(20,223)	$(5,952)

Net income (loss) per share - basic	$0.10	$0.10	$0.06	$0.06	$(0.05)	$0.05	$(0.16)	$(0.05)
Net income (loss) per share - diluted	$0.10	$0.10	$0.06	$0.05	$(0.05)	$0.05	$(0.16)	$(0.05)

Note 15 - Subsequent Event

Subsequent to December 28, 2019, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $40.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. All repurchases will be open market transactions and funded from available working capital.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lattice Semiconductor Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lattice Semiconductor Corporation and subsidiaries (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 28, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 30, 2018, due to the adoption of ASC 842, Leases, and related amendment ASU 2019-01, Leases (Topic 842): Codification Improvements.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition as of December 31, 2017, due to the adoption of ASC 606, Revenue from Contracts with Customers.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the net realizable value of inventory

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s inventories were $54,980 thousand as of December 28, 2019. The Company records its inventories at the lower of average cost or market. The Company records an adjustment to the cost basis of inventory when it is obsolete or the Company holds quantities in excess of projected customer demand. These adjustments result in a write-down of inventory to net realizable value. The Company’s estimate of the obsolete and/or excess inventory includes comparing projected customer demand to inventory units-on-hand.

We identified the assessment of the net realizable value of inventory as a critical audit matter. This is due to a higher degree of auditor judgment that was required to evaluate projected customer demand, due to the dynamic business environment the Company competes in, which is characterized by rapid technology and product evolution.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s inventory process, including controls related to the Company’s projected customer demand. We evaluated the assumption that historical sales was a relevant predictor of projected customer demand by:

–	inquiring of relevant Company personnel in order to identify and analyze changes to the overall business environment, including customers, key products or product lines, and industry factors,

–	selecting a sample of inventory items and testing historical sales of those samples by agreeing them to underlying sales documents and comparing it to inventory units-on-hand, and

–	obtaining the historical sales for each product line associated with each sample selection and performing a historical sales trend analysis.

/s/ KPMG LLP

We have served as the Company's auditor since 2007.

Portland, Oregon
February 24, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lattice Semiconductor Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Lattice Semiconductor Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 24, 2020

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the filing of this Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 28, 2019. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that we accumulate and communicate correct information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls are effective as of December 28, 2019.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 28, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that, as of December 28, 2019, the Company's internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has audited the Company's internal control over financial reporting and has issued its opinion on the effectiveness of the Company's internal control over financial reporting, which appears on page 55 in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the quarter ended December 28, 2019, the Company’s management identified deficiencies in the design and operation of  general information technology controls over system access. We evaluated the controls over system access and designed a remediation plan which included implementing additional controls and improving the design of existing controls over system access. During the quarter ended December 28, 2019, management implemented the remediation plan, tested the controls over system access, and concluded the deficiencies had been remediated.

Except with respect to the changes in connection with our implementation of the remediation plan discussed above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement (the “Proxy Statement”) for the 2020 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we will file not later than 120 days after the end of the fiscal year covered by this report. With the exception of the information expressly incorporated by reference from the Proxy Statement, the Proxy Statement is not to be deemed filed as a part of this report.

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

We have adopted a Code of Conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. The Code of Conduct is posted on our website at www.latticesemi.com. There were no changes to our Code of Conduct during fiscal 2019. Amendments to the Code of Conduct or any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules, if any, will be disclosed on our website at www.latticesemi.com.

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

(2) Exhibits

Exhibit Number	Description

3.1	The Company’s Restated Certificate of Incorporation filed, as amended on June 4, 2009 (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed June 4, 2009).

3.2	The Company’s Bylaws, as amended as of November 3, 2016 (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

4.1	Description of Securities

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

10.10*	Lattice Semiconductor Corporation 2013 Incentive Plan. (Incorporated by reference to Exhibit 99.1 filed with the Company’s Registration Statement on Form S-8 filed June 25, 2019).

Exhibit Number	Description

10.11
Office Lease, effective as of October 21, 2014, between 555 SW Oak, LLC and Lattice Semiconductor Corporation (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed October 27, 2014).

10.12*	Lattice Semiconductor Corporation 2017 Cash Incentive Plan (Incorporated by reference to Exhibit 10.12 filed with the Company's Annual Report on Form 10-K filed on March 14, 2018).

10.13*	Lattice Semiconductor Corporation 2018 Cash Incentive Plan (Incorporated by reference to Exhibit 10.13 filed with the Company’s Annual Report on Form 10-K filed on February 26, 2019).

10.14*	Lattice Semiconductor Corporation 2019 Cash Incentive Plan

10.15*
Separation Agreement, dated as of March 12, 2018, between Lattice Semiconductor Corporation and Darin G. Billerbeck (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on March 12, 2018).

10.16
Letter Agreement, dated as of March 7, 2018, among Lattice Semiconductor Corporation, Lion Point Capital, LP, Lion Point Master, LP, Lion Point Capital GP, LLC, Lion Point Holdings GP, LLC, Didric Cederholm and Jim Freeman (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on March 13, 2018).

10.17*
Employment Agreement, by and between Lattice Semiconductor Corporation and James R. Anderson, effective September 4, 2018 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on August 27, 2018).

10.18*
Employment Agreement, by and between Lattice Semiconductor Corporation and Stephen Douglass, effective September 4, 2018 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed on October 29, 2018).

10.19*
Employment Agreement, by and between Lattice Semiconductor Corporation and Sherri Luther, effective January 2, 2019 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on January 2, 2019).

10.20*
CFO Notice and Supplemental Separation Benefit Letter, by and between Lattice Semiconductor Corporation and Max Downing, dated September 28, 2018 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q filed on October 29, 2018).

10.21*
Employment Agreement, by and between Lattice Semiconductor Corporation and Esam Elashmawi, dated September 24, 2018 (Incorporated by reference to Exhibit 10.20 filed with the Company’s Annual Report on Form 10-K filed on February 26, 2019.).

10.22
Credit Agreement by and among Lattice Semiconductor Corporation, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed May 20, 2019).

10.23*	Amended Employment Agreement, by and between Lattice Semiconductor Corporation and James R. Anderson, effective February 21, 2020.

10.24*	Form of Amended Employment Agreement

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)
By:	/s/ Sherri Luther
Sherri Luther Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Date:	February 24, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date

Principal Executive Officer
/s/ James Anderson		February 24, 2020
James Anderson	President, Chief Executive Officer, and Director

Principal Financial and Accounting Officer
/s/ Sherri Luther		February 24, 2020
Sherri Luther	Chief Financial Officer

Directors
/s/ Robin Abrams		February 24, 2020
Robin Abrams	Director
/s/ John Bourgoin		February 24, 2020
John Bourgoin	Director
/s/ Mark Jensen		February 24, 2020
Mark Jensen	Director
/s/ Anjali Joshi		February 24, 2020
Anjali Joshi	Director
/s/ James Lederer		February 24, 2020
James Lederer	Director
/s/ John Major		February 24, 2020
John Major	Director
February 24, 2020
Krishna Rangasayee	Director
/s/ Jeff Richardson		February 24, 2020
Jeff Richardson	Director