Form 10-Q
period 2020-03-28
LATTICE SEMICONDUCTOR CORP
filed 2020-04-30
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 28, 2020

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of common stock outstanding as of April 27, 2020	134,623,022

LATTICE SEMICONDUCTOR CORPORATION

QUARTERLY REPORT ON FORM 10-Q

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve estimates, assumptions, risks, and uncertainties. Any statements about our expectations, beliefs, plans, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” "possible," “predict,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential,” and similar words or phrases to identify forward-looking statements.

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; future financial results or accounting treatments; the impact of the COVID-19 pandemic on our business operations, financial performance, results of operations, financial position, and the achievement of our strategic objectives; our use of cash; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our opportunities to increase our addressable market; our expectations and strategies regarding market trends and opportunities, including market segment drivers such as 5G infrastructure deployments, cloud and enterprise servers, client computing platforms, industrial Internet of Things, factory automation, automotive electronics, smart homes and prosumers; our judgments involved in accounting matters; our expectations regarding product offerings; our expectations regarding our customer base; our future investments in research and development and our research and development expense efficiency; our anticipated reductions in expenses; our expectations regarding our restructuring plans; our sharing of anticipated HDMI royalty revenues; our expectations regarding taxes, including unrecognized tax benefits, and tax adjustments and allowances; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; and our beliefs regarding legal proceedings.

These forward-looking statements are based on estimates and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those statements expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, and other factors more fully described herein or that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and any additional or updated risk factors discussed in any subsequent Quarterly Report on Form 10-Q filed since that date.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 28,	March 30,
(In thousands, except per share data)	2020	2019
Revenue	$97,316	$98,091
Cost of revenue	39,754	40,439
Gross margin	57,562	57,652
Operating expenses:
Research and development	21,693	19,665
Selling, general, and administrative	22,551	20,781
Amortization of acquired intangible assets	2,640	3,389
Restructuring charges	940	1,341
Total operating expenses	47,824	45,176
Income from operations	9,738	12,476
Interest expense	(1,077)	(4,987)
Other (expense) income, net	(50)	153
Income before income taxes	8,611	7,642
Income tax expense	444	234
Net income	$8,167	$7,408

Net income per share:
Basic	$0.06	$0.06
Diluted	$0.06	$0.05

Shares used in per share calculations:
Basic	134,253	130,992
Diluted	138,044	134,810

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 28,	March 30,
(In thousands)	2020	2019
Net income	$8,167	$7,408
Other comprehensive (loss) income:
Translation adjustment, net of tax	(111)	47
Unrealized gain related to marketable securities, net of tax	—	42
Reclassification adjustment for gains related to marketable securities included in Other (expense) income, net of tax	—	(53)
Comprehensive income	$8,056	$7,444

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 28,	December 28,
(In thousands, except share and par value data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$176,572	$118,081
Accounts receivable, net of allowance for credit losses	68,643	64,917
Inventories	48,932	54,980
Prepaid expenses and other current assets	24,531	24,452
Total current assets	318,678	262,430
Property and equipment, less accumulated depreciation of $128,890 at March 28, 2020 and $125,990 at December 28, 2019	39,933	39,230
Operating lease right-of-use assets	22,212	23,591
Intangible assets, net	4,323	6,977
Goodwill	267,514	267,514
Deferred income taxes	476	478
Other long-term assets	11,069	11,796
Total assets	$664,205	$612,016

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$59,964	$60,255
Accrued payroll obligations	7,715	13,404
Current portion of long-term debt	21,484	21,474
Current portion of operating lease liabilities	4,564	4,686
Total current liabilities	93,727	99,819
Long-term debt, net of current portion	170,791	125,072
Long-term operating lease liabilities, net of current portion	20,172	21,438
Other long-term liabilities	36,556	38,028
Total liabilities	321,246	284,357
Contingencies (Note 11)	—	—
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 134,513,000 shares issued and outstanding as of March 28, 2020 and 133,883,000 shares issued and outstanding as of December 28, 2019	1,345	1,339
Additional paid-in capital	769,451	762,213
Accumulated deficit	(425,123)	(433,290)
Accumulated other comprehensive loss	(2,714)	(2,603)
Total stockholders' equity	342,959	327,659
Total liabilities and stockholders' equity	$664,205	$612,016

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 28,	March 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$8,167	$7,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,793	8,403
Stock-based compensation expense	8,728	3,686
Reduction in the carrying amount of right-of-use assets	1,494	1,487
Amortization of debt issuance costs and discount	103	686
Impairment of operating lease right-of-use asset (recorded in Restructuring charges)	—	757
Other non-cash adjustments	(88)	(129)
Changes in assets and liabilities:
Accounts receivable, net	(3,726)	5,284
Inventories	6,048	323
Prepaid expenses and other assets	(129)	(1,965)
Accounts payable and accrued expenses	130	330
Accrued payroll obligations	(5,689)	(2,788)
Operating lease liabilities, current and long-term portions	(1,437)	(2,089)
Income taxes payable	(291)	365
Net cash provided by operating activities	21,103	21,758
Cash flows from investing activities:
Proceeds from sales of and maturities of short-term marketable securities	—	9,655
Capital expenditures	(3,867)	(3,074)
Cash paid for software licenses	(2,775)	(1,739)
Net cash (used in) provided by investing activities	(6,642)	4,842
Cash flows from financing activities:
Restricted stock unit tax withholdings	(3,854)	(418)
Proceeds from issuance of common stock	2,370	11,986
Proceeds from issuance of long-term debt	50,000	—
Repayment of debt	(4,375)	(26,875)
Net cash provided by (used in) financing activities	44,141	(15,307)
Effect of exchange rate change on cash	(111)	47
Net increase in cash and cash equivalents	58,491	11,340
Beginning cash and cash equivalents	118,081	119,051
Ending cash and cash equivalents	$176,572	$130,391

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$1,113	$4,383
Operating lease payments	$1,934	$2,597
Income taxes paid, net of refunds	$852	$280
Accrued purchases of plant and equipment	$753	$1,417
Operating lease right-of-use assets obtained in exchange for lease obligations	$49	$219

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

The following summarizes the changes in total equity for the three month period ended March 28, 2020:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated other comprehensive
(In thousands, except par value data)	Shares	Amount	capital	deficit	loss	Total
Balances, December 28, 2019	133,883	$1,339	$762,213	$(433,290)	$(2,603)	$327,659
Net income for the three months ended March 28, 2020	—	—	—	8,167	—	8,167
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of shares withheld for employee taxes	630	6	(1,490)	—	—	(1,484)
Stock-based compensation related to stock options, ESPP and RSUs	—	—	8,728	—	—	8,728
Translation adjustments, net of tax	—	—	—	—	(111)	(111)
Balances, March 28, 2020	134,513	$1,345	$769,451	$(425,123)	$(2,714)	$342,959

The following summarizes the changes in total equity for the three month period ended March 30, 2019:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated other comprehensive
(In thousands, except par value data)	Shares	Amount	capital	deficit	loss	Total
Balances, December 29, 2018	129,728	$1,297	$736,274	$(476,783)	$(2,331)	$258,457
Net income for the three months ended March 30, 2019	—	—	—	7,408	—	7,408
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of shares withheld for employee taxes	2,177	22	11,546	—	—	11,568
Stock-based compensation related to stock options, ESPP and RSUs	—	—	3,686	—	—	3,686
Translation adjustments, net of tax	—	—	—	—	47	47
Unrealized loss related to marketable securities, net of tax	—	—	—	—	42	42
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	(53)	(53)
Balances, March 30, 2019	131,905	$1,319	$751,506	$(469,375)	$(2,295)	$281,155

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation

Lattice Semiconductor Corporation, a Delaware corporation, and its subsidiaries (“Lattice,” the “Company,” “we,” “us,” or “our”) develop technologies that we monetize through differentiated programmable logic semiconductor products, system solutions, design services, and licenses. Lattice was founded in 1983 and is headquartered in Hillsboro, Oregon.

Basis of Presentation and Use of Estimates

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the rules and regulations of the SEC. In our opinion, they include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the SEC's rules and regulations for interim reporting. These Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended  December 28, 2019 ("2019 10-K").

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates.

We describe our accounting methods and practices in more detail in our 2019 10-K. There have been no changes to the significant accounting policies, procedures, or general information described in our 2019 10-K that have had a material impact on our consolidated financial statements and related notes.

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2020 will be a 53-week year and will end on January 2, 2021, and our fiscal 2019 was a 52-week year that ended December 28, 2019. Our first quarter of fiscal 2020 and first quarter of fiscal 2019 ended on March 28, 2020 and March 30, 2019, respectively. All references to quarterly financial results are references to the results for the relevant 13-week fiscal period.

Concentrations of Risk

Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 78% and 79% for the first quarter of fiscal 2020 and 2019, respectively. In the periods covered by this report, no end customer accounted for more than 10% of total revenue.

Distributors also account for a substantial portion of our net accounts receivable. Our two largest distributors accounted for 38% and 36% of net accounts receivable at March 28, 2020 and 40% and 38% of net accounts receivable at December 28, 2019. No other distributor or end customer accounted for more than 10% of net accounts receivable at these dates.

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

Note 2 - Net Income per Share

Our calculation of the diluted share count includes the number of shares from our equity awards with market conditions or performance conditions that would be issuable under the terms of such awards at the end of the reporting period. For equity awards with a market condition, the number of shares included in the diluted share count as of March 28, 2020 is determined by measuring the achievement of the market condition as of the end of the reporting period. For equity awards with a performance condition, the number of shares that qualified for vesting as of March 28, 2020 are included in the diluted share count, as the condition for their issuance was satisfied by the end of the reporting period. See "Note 9 - Stock-Based Compensation" to our consolidated financial statements for further discussion of our equity awards with market conditions or performance conditions.

A summary of basic and diluted Net income (loss) per share is presented in the following table:

	Three Months Ended
	March 28,	March 30,
(in thousands, except per share data)	2020	2019
Net income	$8,167	$7,408

Shares used in basic Net income per share	134,253	130,992
Dilutive effect of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition	3,791	3,818
Shares used in diluted Net income per share	138,044	134,810

Basic Net income per share	$0.06	$0.06
Diluted Net income per share	$0.06	$0.05

The computation of diluted Net income per share excludes the effects of stock options, restricted stock units ("RSUs"), Employee Stock Purchase Plan ("ESPP") shares, and equity awards with a market condition or performance condition that are antidilutive, aggregating approximately the following number of shares:

	Three Months Ended
	March 28,	March 30,
(in thousands)	2020	2019
Stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition excluded as they are antidilutive	1,056	812

Note 3 - Revenue from Contracts with Customers

Disaggregation of revenue

The following tables provide information about revenue from contracts with customers disaggregated by major class of revenue, revenue by channel, and by geographical market, based on ship-to location of the end customer, where available, and ship-to location of distributor otherwise:

Major Class of Revenue	Three Months Ended
	March 28,		March 30,
(In thousands)	2020		2019
Product	$93,225	96%	$91,612	93%
Licensing and services	4,091	4%	6,479	7%
Total revenue	$97,316	100%	$98,091	100%

Revenue by Channel	Three Months Ended
	March 28,		March 30,
(In thousands)	2020		2019
Product revenue - Distributors	$75,455	78%	$77,472	79%
Product revenue - Direct	17,770	18%	14,140	14%
Licensing and services revenue	4,091	4%	6,479	7%
Total revenue	$97,316	100%	$98,091	100%

Revenue by Geographical Market	Three Months Ended
	March 28,		March 30,
(In thousands)	2020		2019
United States	$13,319	14%	$12,895	13%
Other Americas	3,268	3%	3,975	4%
Americas	16,587	17%	16,870	17%
China	43,499	45%	48,305	49%
Taiwan	9,859	10%	2,678	3%
Japan	7,999	8%	11,857	12%
Other Asia	7,336	8%	6,171	7%
Asia	68,693	71%	69,011	71%
Europe	12,036	12%	12,210	12%
Total revenue	$97,316	100%	$98,091	100%

Contract balances

Our contract assets relate to our rights to consideration for licenses and royalties due to us as a member of the HDMI consortium, with collection dependent on events other than the passage of time, such as collection of licenses and royalties from customers by the HDMI licensing agent. The balance results primarily from the amount of estimated revenue related to HDMI that we have recognized to date, but which has not yet been collected by the agent. Contract assets are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The following table summarizes activity during the first three months of fiscal 2020:

(In thousands)
Contract assets as of December 28, 2019	$5,569
Revenues recorded during the period	3,103
Transferred to Accounts receivable or collected	(3,238)
Contract assets as of March 28, 2020	$5,434

Contract liabilities are included in Accounts payable and accrued expenses on our Consolidated Balance Sheets. The following table summarizes activity during the first three months of fiscal 2020:

(In thousands)
Contract liabilities as of December 28, 2019	$2,313
Accruals for estimated future stock rotation and scrap returns	990
Less: Release of accruals for recognized stock rotation and scrap returns	(376)
Contract liabilities as of March 28, 2020	$2,927

The impact to revenue from the release of accruals for recognized stock rotation and scrap returns was offset by the processing of return merchandise authorizations totaling approximately $0.5 million, yielding a net revenue reduction of approximately $0.1 million for the first three months of 2020.

Note 4 - Balance Sheet Components

Accounts Receivable

Accounts receivable do not bear interest and are shown net of an allowance for expected lifetime credit losses, which reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine this allowance through an assessment of known troubled accounts, analysis of our accounts receivable aging, historical experience, expectations for future economic conditions, management judgment, and other available evidence.

	March 28,	December 28,
(In thousands)	2020	2019
Accounts receivable	$68,749	$65,023
Less: Allowance for credit losses	(106)	(106)
Accounts receivable, net of allowance for credit losses	$68,643	$64,917

Inventories

	March 28,	December 28,
(In thousands)	2020	2019
Work in progress	$39,744	$39,855
Finished goods	9,188	15,125
Total inventories	$48,932	$54,980

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	March 28,	December 28,
(In thousands)	2020	2019
United States	$31,593	$32,313

China	1,528	1,683
Philippines	2,705	2,683
Taiwan	3,556	1,885
Japan	234	283
Other	317	383
Total foreign property and equipment, net	8,340	6,917
Total property and equipment, net	$39,933	$39,230

Accounts Payable and Accrued Expenses

Included in Accounts payable and accrued expenses in the Consolidated Balance Sheets are the following balances:

	March 28,	December 28,
(In thousands)	2020	2019
Trade accounts payable	$44,440	$44,350
Liability for non-cancelable contracts	6,359	6,964
Other accrued expenses	9,165	8,941
Total accounts payable and accrued expenses	$59,964	$60,255

Cloud Based Computing Implementation Costs

Under the guidance in ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), we are capitalizing the implementation costs for cloud computing arrangements, mainly for our new and integrated distributor accounting management systems. These cloud-based computing implementation costs are recorded in Prepaid expenses and other current assets and Other long-term assets on our Consolidated Balance Sheets. The following table summarizes activity during the first three months of fiscal 2020:

(In thousands)
Cloud based computing implementation costs as of December 28, 2019	$2,543
Costs capitalized during the period	523
Capitalized costs amortized during the period	(73)
Cloud based computing implementation costs as of March 28, 2020	$2,993

Note 5 - Long-Term Debt

On May 17, 2019, we entered into a credit agreement (the “Current Credit Agreement”), which provides for a five-year secured term loan facility in an aggregate principal amount of $175.0 million and a five-year secured revolving loan facility in an aggregate principal amount of up to $75.0 million. Details of the term loan and the revolving loan (collectively, "long-term debt"), including the basis for interest, payment terms, and covenant compliance are more fully described in the Current Credit Agreement and our 2019 10-K.

During the first three months of fiscal 2020, we drew $50.0 million on our revolving loan facility and paid a required quarterly installment of $4.4 million on our long-term debt. The fair value of our long-term debt approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

	March 28,	December 28,
(In thousands)	2020	2019
Principal amount	$193,750	$148,125
Unamortized original issue discount and debt costs	(1,475)	(1,579)
Less: Current portion of long-term debt	(21,484)	(21,474)
Long-term debt, net of current portion and unamortized debt issue costs	$170,791	$125,072

As of March 28, 2020, the effective interest rate on the term loan was 3.07%, and the effective interest rate on the revolving loan was 2.17%. We pay a commitment fee of 0.20% on the unused portion of the revolving loan. Interest expense related to our long-term debt was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended
	March 28,	March 30,
(In thousands)	2020	2019
Contractual interest	$1,086	$4,316
Amortization of debt issuance costs and discount	103	687
Total interest expense related to long-term debt	$1,189	$5,003

Expected future principal payments are based on the schedule of required quarterly installments, adjusted for known voluntary payments. Our 53-week fiscal 2020 will result in five quarterly installments being paid during this fiscal year. As of March 28, 2020, expected future principal payments on our long-term debt were as follows:

Fiscal year	(in thousands)

2020 (remaining 9 months)	$17,500
2021	17,500
2022	17,500
2023	13,125
2024	128,125
$193,750

Note 6 - Restructuring

In March 2020, our management approved and executed an internal restructuring plan (the “Q1 2020 Plan”), which included a workforce reduction in order to reduce our operating cost structure by leveraging our low-cost regions as well as enhancing efficiency. Approximately $1.1 million of restructuring expense has been incurred through March 28, 2020 under the Q1 2020 Plan, and we believe this amount approximates the total costs under the plan.

Under the Q2 2019 Sales Plan, which is more fully described in the 2019 10-K, we recorded a credit adjustment of approximately $0.2 million during the first quarter of fiscal 2020 due to the final reconciliation of expenses incurred, and we incurred approximately $2.0 million of restructuring expense during fiscal 2019. Approximately $1.8 million of net expense has been incurred through  March 28, 2020 under the Q2 2019 Sales Plan. All actions planned under the Q2 2019 Sales Plan have been implemented.

Under the June 2017 Plan, which is more fully described in the 2019 10-K, we incurred less than $0.1 million and approximately $1.3 million of expense during the first quarter of fiscal 2020 and fiscal 2019, respectively. We have incurred approximately $19.1 million of total expense through March 28, 2020 under the June 2017 Plan, and all planned actions have been implemented. We expect the total cost of the June 2017 Plan to be approximately $20.0 million to $21.5 million as expenses related to our partially vacated facility in San Jose, California will be incurred over the remaining lease term.

These expenses were recorded to Restructuring charges on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accounts payable and accrued expenses and in Other long-term liabilities on our Consolidated Balance Sheets. The following table displays the activity related to our restructuring plans:

(In thousands)	Severance & Related (1)	Lease Termination & Fixed Assets	Software Contracts & Engineering Tools (2)	Other (3)	Total
Accrued Restructuring at December 28, 2019	$160	$6,585	$—	$865	$7,610
Restructuring charges	949	47	—	(56)	940
Costs paid or otherwise settled	(135)	(405)	—	(201)	(741)
Accrued Restructuring at March 28, 2020	$974	$6,227	$—	$608	$7,809

Accrued Restructuring at December 29, 2018	$1,814	$8,630	$218	$18	$10,680
Restructuring charges	(60)	1,409	—	(8)	1,341
Costs paid or otherwise settled	(1,540)	(1,875)	(83)	(10)	(3,508)
Accrued Restructuring at March 30, 2019	$214	$8,164	$135	$—	$8,513

(1)	Includes employee relocation and outplacement costs
(2)	Includes cancellation of contracts, asset impairments, and accelerated depreciation on certain enterprise resource planning and customer relationship management systems
(3)	Beginning in the second quarter of fiscal 2019, "Other" included termination fees on the cancellation of certain contracts under the Q2 2019 Sales Plan

Note 7 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center, the terms of which are more fully described in our 2019 10-K. All of our facilities are leased under operating leases, which expire at various times through 2027, with a weighted-average remaining lease term of 5.6 years and a weighted-average discount rate of 7.0% as of March 28, 2020. We recorded fixed operating lease expenses of $1.9 million and $2.0 million for the first quarter of fiscal 2020 and 2019, respectively.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during the first three months of fiscal 2020:

Operating lease right-of-use assets	(in thousands)
Balance as of December 28, 2019	$23,591
Right-of-use assets obtained in exchange for new lease obligations during the period	49
Reduction in the carrying amount of right-of-use assets during the period	(1,494)
Adjustments for present value and foreign currency effects	66
Balance as of March 28, 2020	$22,212

Operating lease liabilities	(in thousands)
Balance as of December 28, 2019	$26,124
Lease liabilities incurred for new lease obligations during the period	49
Accretion of lease liabilities	431
Operating cash used by payments on lease liabilities	(1,934)
Adjustments for present value, foreign currency, and restructuring liability effects	66
Balance as of March 28, 2020	24,736
Less: Current portion of operating lease liabilities	(4,564)
Long-term operating lease liabilities, net of current portion	$20,172

Maturities of operating lease liabilities as of March 28, 2020 are as follows:

Fiscal year	(in thousands)

2020 (remaining 9 months)	$4,531
2021	5,480
2022	4,464
2023	4,592
2024	4,711
Thereafter	6,703
Total lease payments	30,481
Less: amount representing interest	(5,610)
Less: amount representing restructuring liability adjustments	(135)
Total lease liabilities	$24,736

Prior to 2020, the reporting of future minimum lease commitments included the lease obligations associated with previously restructured facilities. Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $6.2 million at March 28, 2020 and continued to be recorded in Other long-term liabilities on our Consolidated Balance Sheets.

Note 8 - Intangible Assets

On our Consolidated Balance Sheets at March 28, 2020 and December 28, 2019, Intangible assets, net are shown net of accumulated amortization of $130.1 million and $127.4 million, respectively.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended
	March 28,	March 30,
(In thousands)	2020	2019
Research and development	$14	$14
Amortization of acquired intangible assets	2,640	3,389
	$2,654	$3,403

Note 9 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended
	March 28,	March 30,
(In thousands)	2020	2019
Cost of revenue	$591	$202
Research and development	2,594	1,125
Selling, general, and administrative	5,543	2,359
Total stock-based compensation	$8,728	$3,686

Market-Based and Performance-Based Stock Compensation

In 2018 and 2019, we granted awards of RSUs with either a market condition or a performance condition to certain executives, as more fully described in our 2019 10-K. During the first quarter of fiscal 2020, the Board of Directors approved a modification to the market condition measurement periods associated with the unvested portions of certain of the Company’s awards with a market condition that were granted prior to fiscal 2020. The modification extended the duration of the measurement period by adjusting the beginning date of each measurement period to the original grant date, resulting in approximately $1.8 million additional stock compensation expense during the first quarter of fiscal 2020.

In the first quarter of fiscal 2020, we granted awards of RSUs with a market condition to certain executives. Under the terms of these grants, the RSUs with a market condition vest and become payable over a three-year period based on the Company’s total shareholder return ("TSR") relative to the Russell 2000 index, which condition is tested for one-half of the grants on the second and third anniversary of the grant date. If the 75th percentile of the market condition is achieved, the awards may vest at 250% or 200%, depending upon the executive, with 100% of the units vesting at the 55th percentile, zero vesting if relative TSR is below the 25th percentile, and vesting scaling for achievement between the 25th and 75th percentile.

During the first quarter of fiscal 2020, the market condition for awards granted to certain executives in the previous year exceeded the 75th percentile of the condition, and the first tranche of these awards vested at 200%. As of March 28, 2020, the Company had generated the specified "adjusted" EBITDA levels on a trailing four quarter basis for two consecutive trailing four-quarter periods, and the first tranche of 33.3% of the base number of the awards with an EBITDA performance condition qualified for vesting. For our awards with a market condition or a performance condition, we incurred stock compensation expense, including the effect of the modification in the current quarter, of approximately $4.2 million and $0.9 million in the first quarter of fiscal 2020 and fiscal 2019, respectively, which is recorded as a component of total stock-based compensation expense.

The following table summarizes the activity for our awards with a market condition or performance condition during the first three months of fiscal 2020:

(Shares in thousands)	Total
Balance, December 28, 2019	1,163
Granted	349
Effect of vesting multiplier	91
Vested	(182)
Balance, March 28, 2020	1,421

Note 10 - Income Taxes

We are subject to federal and state income tax as well as income tax in the foreign jurisdictions in which we operate. For the first quarter of fiscal 2020 and fiscal 2019, we recorded income tax expense of approximately $0.4 million and $0.2 million, respectively. Income taxes for the three month period ended March 28, 2020 and March 30, 2019 represent tax at the federal, state, and foreign statutory tax rates adjusted for withholding taxes, changes in uncertain tax positions, changes in the U.S. valuation allowance, as well as other non-deductible items in the United States and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three months ended March 28, 2020 resulted primarily from a decrease in the valuation allowance that offset expected tax expense in the United States, foreign withholding tax expense, discrete impact from uncertain tax positions, and foreign rate differential primarily due to zero tax rate in Bermuda. For the three months ended March 30, 2019, the difference resulted from an increase in the valuation allowance that offset expected tax benefit in the United States, foreign rate differential and withholding taxes, zero tax rate in Bermuda which resulted in no tax benefit for the pretax loss in Bermuda, and a benefit from the release of uncertain tax positions.

Through March 28, 2020, we continued to evaluate the valuation allowance position in the United States and concluded that we should maintain a full valuation allowance against the net federal and state deferred tax assets. In making this evaluation, we exercised significant judgment and considered estimates about our ability to generate revenue and taxable profits sufficient to offset expenditures in future periods within the U.S. It is reasonably possible that during the next twelve months, we will establish a sustained level of profitability in the U.S. As a result, we may reverse a significant portion of the valuation allowance recorded against our U.S. deferred tax assets. The reversal would result in an income tax benefit for the quarterly and annual fiscal period in which we release the valuation allowance. We will continue to evaluate both positive and negative evidence in future periods to determine if we will realize the deferred tax assets. We do not have a valuation allowance in any foreign jurisdictions as we have concluded it is more likely than not that we will realize the net deferred tax assets in future periods.

At March 28, 2020, it is reasonably possible that $2.3 million of unrecognized tax benefits and $0.5 million of associated interest and penalties could be recognized during the next twelve months. The $2.8 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

Our liability for uncertain tax positions (including penalties and interest) was $24.3 million and $24.6 million at March 28, 2020 and December 28, 2019, respectively, and is recorded as a component of Other long-term liabilities on our Consolidated Balance Sheets. The remainder of our uncertain tax position exposure of $24.8 million isnetted against deferred tax assets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 10-K.

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

Lattice has focused its strategy on delivering programmable logic products and related solutions based on low power, small size, and ease of use. We also serve our customers with IP licensing and various other services. Our product development activities include new proprietary products, advanced packaging, existing product enhancements, software development tools, soft IP, and system solutions for high-growth applications such as Edge Artificial Intelligence, 5G infrastructure, platform security, and factory automation.

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates.

Impact of COVID-19 on our Business

The COVID-19 pandemic has caused, and is expected to continue to cause, the global slowdown of economic activity (including the decrease in demand for goods and services), and significant volatility in and disruption to financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. We took action quickly during the quarter to safeguard the health and well-being of our employees and our business. We implemented social distancing policies at our locations around the world including working from home and eliminating virtually all travel. Furthermore, we assessed our liquidity in light of the rapidly changing environment and preemptively drew down $50 million on our revolving credit facility to further solidify our cash position, and we have additional resources available under our Credit Agreement, if needed. As COVID-19 has spread to other jurisdictions and been declared a global pandemic, the full extent of this outbreak, the related governmental, business and travel restrictions in order to contain this virus are continuing to evolve globally.

We anticipate that these actions and the global health crisis caused by COVID-19 will negatively impact business activity across the globe. We expect our demand to be impacted in Q2 and potentially beyond Q2 given the global reach and economic impact of the virus. For example, governmental actions or policies or other initiatives to contain the virus, could lead to reductions in our end customers’ demand under which we would expect to lose revenue. We have also recently seen some disruptions in our supply chain due to governmental restrictions. If our suppliers experience similar impacts, we may have difficulty sourcing materials necessary to fulfill customer production requirements and transporting completed products to our end customers.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects of any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal 2020 or future periods.

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Three Months Ended
(In thousands)	March 28,		March 30,
	2020		2019
Revenue	$97,316	100.0%	$98,091	100.0%

Gross margin	57,562	59.1	57,652	58.8

Research and development	21,693	22.3	19,665	20.0
Selling, general and, administrative	22,551	23.2	20,781	21.2
Amortization of acquired intangible assets	2,640	2.7	3,389	3.5
Restructuring charges	940	1.0	1,341	1.4
Income from operations	$9,738	10.0%	$12,476	12.7%

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

The end market data below is derived from data provided to us by our distributors and end customers. With a diverse base of customers who may manufacture end products spanning multiple end markets, the assignment of revenue to a specific end market requires the use of judgment. We also recognize certain revenue for which end customers and end markets are not yet known. We assign this revenue first to a specific end market using historical and anticipated usage of the specific products, if possible, and allocate the remainder to the end markets based on either historical usage for each product family or industry application data for certain product types.

The following are examples of end market applications for the periods presented:

Communications and Computing	Industrial and Automotive	Consumer	Licensing and Services
Wireless	Security and Surveillance	Cameras	IP Royalties
Wireline	Machine Vision	Displays	Adopter Fees
Data Backhaul	Industrial Automation	Wearables	IP Licenses
Server Computing	Robotics	Televisions	Patent Sales
Client Computing	Automotive	Home Theater
Data Storage	Drones

The composition of our revenue by end market is presented in the following table:

	Three Months Ended
	March 28,		March 30,
(In thousands)	2020		2019
Industrial and Automotive	$41,440	42.6%	$36,313	37.0%
Communications and Computing	38,452	39.5	35,553	36.2
Consumer	13,333	13.7	19,746	20.2
Licensing and Services	4,091	4.2	6,479	6.6
Total revenue	$97,316	100.0%	$98,091	100.0%

Revenue from the Industrial and Automotive end market increased by 14% for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 due primarily to increased demand for our products used in a broad range of industrial applications including factory automation and robotics.

Revenue from the Communications and Computing end market increased by 8% for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 due to strength in the Computing end market due to the continued adoption of our products used in servers and client computing platforms.

Revenue from the Consumer end market decreased by 32% for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 due primarily to the expected shift of revenue towards our other market segments coupled with overall broad market macroeconomic weakness.

Revenue from the Licensing and Services end market is subject to variability between periods. Revenue from the Licensing and services end market decreased by 37% for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 primarily due to variability in HDMI royalty revenue and reduced patent and asset sales recognized in the first quarter of fiscal 2020.

Revenue by Geography

We assign revenue to geographies based on ship-to location of the end customer, where available, and based upon the location of the distributor to which the product was shipped otherwise.

The composition of our revenue by geography is presented in the following table:

	Three Months Ended
	March 28,		March 30,
(In thousands)	2020		2019
Asia	$68,693	70.6%	$69,011	70.4%
Europe	12,036	12.4	12,210	12.4
Americas	16,587	17.0	16,870	17.2
Total revenue	$97,316	100.0%	$98,091	100.0%

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

Revenue from Distributors

Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to our primary distributors is presented in the following table:

	% of Total Revenue
	Three Months Ended
	March 28,	March 30,
	2020	2019
Arrow Electronics Inc.	25.1%	21.9%
Weikeng Group	23.1	28.8
All others	29.3	28.3
All distributors	77.5%	79.0%

Gross Margin

The composition of our Gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 28,	March 30,
(In thousands)	2020	2019
Gross margin	$57,562	$57,652
Percentage of net revenue	59.1%	58.8%
Product gross margin %	57.4%	55.9%
Licensing and services gross margin %	100.0%	100.0%

Gross margin, as a percentage of revenue, increased 30 basis points in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. Improved margins were driven by product cost reductions and benefits derived from pricing optimization actions, offset somewhat by product mix.

Because of its higher margin, the licensing and services portion of our overall revenue can have a disproportionate impact on Gross margin depending on the relative mix between product revenue and licensing and services revenue.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 28,	March 30,
(In thousands)	2020	2019	% change
Research and development	$21,693	$19,665	10.3%
Percentage of revenue	22.3%	20.0%

Research and development expense includes costs for compensation and benefits, stock compensation, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions. The increase in Research and development expense for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 was due primarily to increased headcount to support the expansion of our programmable logic product portfolio and acceleration of our product cadence. We believe that a continued commitment to Research and development is essential to maintaining product leadership and providing innovative new product offerings and, therefore, we expect to continue to make significant future investments in Research and development, particularly with expanded investment in the development of software solutions.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 28,	March 30,
(In thousands)	2020	2019	% change
Selling, general, and administrative	$22,551	$20,781	8.5%
Percentage of revenue	23.2%	21.2%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses. The increase in Selling, general, and administrative expense for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 was due primarily to increased expenses for stock compensation and salaries, partially offset by reduced commissions resulting from our restructuring of the global sales organization in fiscal 2019.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 28,	March 30,
(In thousands)	2020	2019	% change
Amortization of acquired intangible assets	$2,640	$3,389	(22.1)%
Percentage of revenue	2.7%	3.5%

The decrease in Amortization of acquired intangible assets for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 is due to the end of the amortization period for the majority of our acquired intangible assets during the first quarter of fiscal 2020.

Restructuring Charges

The composition of our Restructuring charges, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 28,	March 30,
(In thousands)	2020	2019	% change
Restructuring charges	$940	$1,341	(29.9)%
Percentage of revenue	1.0%	1.4%

Restructuring charges are comprised of expenses resulting from reductions in our worldwide workforce, consolidation of our facilities, removal of fixed assets from service, and cancellation of software contracts and engineering tools. Details of our restructuring plans and expenses incurred under them are more fully discussed in "Note 6 - Restructuring" to our Consolidated Financial Statements in Part I, Item 1 of this report.

The decrease in restructuring expense in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 was driven by lower charges in the current year period, primarily for severance, compared to higher charges in the prior year period resulting from facility closure.

Interest Expense

The composition of our Interest expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 28,	March 30,
(In thousands)	2020	2019	% change
Interest expense	$(1,077)	$(4,987)	(78.4)%
Percentage of revenue	(1.1)%	(5.1)%

Interest expense is primarily related to our long-term debt, which is further discussed under the Credit Arrangements heading in the Liquidity and Capital Resources section, below. This interest expense is comprised of contractual interest and amortization of original issue discount and debt issuance costs based on the effective interest method.

The decrease in Interest expense for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 was largely driven by the significant reduction in the effective interest rate on our long-term debt under the terms of the new Credit Agreement, coupled with the additional principal payments made in the current and previous periods. With the draw from our revolving loan facility during the first quarter of fiscal 2020, Interest expense will increase for the period that those funds remain outstanding.

Other (Expense) Income, net

The composition of our Other (expense) income, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 28,	March 30,
(In thousands)	2020	2019	% change
Other (expense) income, net	$(50)	$153	(132.7)%
Percentage of revenue	(0.1)%	0.2%

For the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, Other (expense) income, net changed primarily due to reductions in miscellaneous income and the non-recurrence of realized gains on investments with the liquidation of all of our short-term marketable securities in the first quarter of fiscal 2019.

Income Taxes

The composition of our Income tax expense is presented in the following table:

	Three Months Ended
	March 28,	March 30,
(In thousands)	2020	2019	% change
Income tax expense	$444	$234	89.7%

Our Income tax expense is composed primarily of foreign income and withholding taxes, partially offset by benefits resulting from the release of uncertain tax positions ("UTP") due to statute of limitation expirations that occurred in the respective periods. The increase in expense in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019 results primarily from an increase in foreign withholding taxes and UTP expense partially offset by release of uncertain tax positions due to statute of limitations expirations.

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

Liquidity and Capital Resources

The following sections discuss material changes in our financial condition from the end of fiscal 2019, including the effects of changes in our Consolidated Balance Sheets, and the effects of our credit arrangements and contractual obligations on our liquidity and capital resources.

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

We believe that our financial resources will be sufficient to meet our working capital needs through at least the next 12 months. As of March 28, 2020, we did not have significant long-term commitments for capital expenditures. In the future, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, acquisitions, securing additional wafer supply, increasing our working capital, or other operations, we may seek to obtain equity or additional debt financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also seek to obtain equity or additional debt financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs. On May 17, 2019, we entered into our Current Credit Agreement that is more fully discussed under the "Credit Arrangements" heading, below.

Cash and cash equivalents

(In thousands)	March 28, 2020	December 28, 2019	$ Change	% Change
Cash and cash equivalents	$176,572	$118,081	$58,491	49.5%

As of March 28, 2020, we had Cash and cash equivalents of $176.6 million, of which approximately $83.5 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of March 28, 2020, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net increase in Cash and cash equivalents of $58.5 million between December 28, 2019 and March 28, 2020 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first three months of fiscal 2020 was $21.1 million, a decrease of $0.7 million from the $21.8 million of cash provided by operating activities for the first three months of fiscal 2019. This decrease was driven by $4.6 million of changes in working capital, primarily due to the increase in accounts receivable partially offset by the reduction of inventory. This was substantially offset by an increase of $3.9 million provided by improved operating performance. We are using cash provided by operating activities to invest in our operations.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software licenses, and, in the prior year, short-term marketable securities. The $6.6 million of cash used by investing activities in the first three months of fiscal 2020 was an $11.4 million change from the $4.8 million provided by investing activities in the first three months of fiscal 2019 primarily due to the non-recurrence of the $9.7 million provided by our liquidation of all short-term investments in the first quarter of fiscal 2019. The total $6.6 million of cash used in the first three months of fiscal 2020 for capital expenditures and payments for software licenses was $1.8 million greater than the $4.8 million used in the first three months of fiscal 2019 due primarily to increased investments in test equipment and software enhancements.

Financing activities — Financing cash flows consist primarily of activity on our long-term debt, proceeds from the exercise of options to acquire common stock, and tax payments related to the net share settlement of restricted stock units. During the first three months of fiscal 2020, we drew $50.0 million on our revolving loan facility and paid a required quarterly installment of $4.4 million on our long-term debt. Payments for tax withholdings on vesting of RSUs partially offset by employee exercises of stock options used net cash flows of $1.5 million in the first three months of fiscal 2020, which is a change of approximately $13.1 million from the $11.6 million provided in the first three months of fiscal 2019.

Accounts receivable, net

(In thousands)	March 28, 2020	December 28, 2019	$ Change	% Change
Accounts receivable, net	$68,643	$64,917	$3,726	5.7%
Days sales outstanding - Overall	64	59	5

Accounts receivable, net as of March 28, 2020 increased by approximately $3.7 million, or 6%, compared to December 28, 2019. This increase resulted primarily from the timing of shipments to certain customers in March 2020 compared to December 2019.

Inventories

(In thousands)	March 28, 2020	December 28, 2019	$ Change	% Change
Inventories	$48,932	$54,980	$(6,048)	(11.0)%
Days of inventory on hand	112	123	(11)

Inventories as of March 28, 2020 decreased $6.0 million, or approximately 11%, compared to December 28, 2019 primarily due to our improved management of inventory levels, as well as the ramp down of mature and aging products.

The Days of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of sales in that quarter. Our Days of inventory on hand decreased to 112 days at March 28, 2020 from 123 days at December 28, 2019. This decrease resulted from improved inventory management.

Credit Arrangements

On May 17, 2019, we entered into our Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and other lenders. The details of this new arrangement are more fully described in "Note 5 - Long-Term Debt" in the accompanying Notes to Consolidated Financial Statements.

As of March 28, 2020, we had no significant long-term purchase commitments for capital expenditures or existing used or unused credit arrangements beyond the secured revolving loan facility described above.

Share Repurchase Program

On March 24, 2020, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $40.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. No shares have been repurchased under this program during the quarter ended March 28, 2020. We expect that all future repurchases will be open market transactions funded from available working capital. In the current environment, we expect to be more conservative on potential buyback activity as we focus on preserving capital and continue to invest in our business.

Contractual Cash Obligations

There have been no material changes to our contractual cash obligations outside of the ordinary course of business in the first three months of fiscal 2020, as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 28, 2019.

Off-Balance Sheet Arrangements

As of March 28, 2020, we did not have any off-balance sheet arrangements of the type described by Item 303(a)(4) of SEC Regulation S-K.

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

Foreign Currency Exchange Rate Risk

There have been no material changes to the foreign currency exchange rate risk previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness. At March 28, 2020, we had $193.8 million outstanding under our Credit Agreement. A hypothetical increase in the one-month LIBOR by 1% (100 basis points) would increase our future interest expense by approximately $0.5 million per quarter.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

The risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 ("2019 10-K") could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. The additional risk factor described below supplements the risk factors described in our 2019 10-K based on information currently known to us and recent developments since the filing date of that report. The matters discussed below should be read in conjunction with the risk factors set forth in the 2019 10-K.

The risks described in this report and in our 2019 10-K are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results, particularly in light of the rapidly changing nature of the COVID-19 pandemic, containment measures, and the related impacts to economic and operating conditions. These factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, should be carefully considered before making an investment decision relating to our common stock.

The COVID-19 pandemic could adversely affect our business in a material way.

COVID-19 has spread internationally and been declared a pandemic, affecting the populations of the United States as well as many countries around the world. The outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on travel, manufacturing and the movement of employees in many regions of the world, and the imposition of remote or work-from-home mandates in many of our offices, including in the United States, the Philippines and, for a time, China. The majority of our products are manufactured, assembled, and tested by third parties in Asia. In addition, we rely on third party vendors for certain logistics and shipping operations throughout the world, including in Malaysia, Singapore, South Korea, Japan, and Taiwan. We also have other operations in China, the Philippines, and the United States. If the remote or work-from-home conditions in any of our offices continues for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. Pandemics and epidemics such as the current COVID-19 outbreak or other widespread public health problems could negatively impact our business. If, for example, COVID-19 continues to progress in ways that significantly disrupt the manufacture, shipment and buying patterns of our products or the products of our customers, this may materially negatively impact our operating results for the current period and subsequent periods, including revenue, gross margins, operating margins, cash flows and other operating results and our overall business. Our customers may also experience closures of their manufacturing facilities or inability to obtain other components, either of which could negatively impact demand for our solutions. COVID-19 has negatively impacted the overall economy and, as a result of the foregoing, will likely negatively impact our operating results for the current fiscal year and may do so in a material way. In particular, COVID-19 may increase or change the severity of our other risks reported in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, including that:

●	Our subcontractor suppliers who manufacture silicon wafers, packaging and testing to deliver our semiconductor products may be unable to meet delivery expectations to meet customer demand;
●	Our distributors and customers may experience adverse performance and any reduction in the use of our products by our end customers could harm our sales and significantly decrease our revenue;
●	The semiconductor industry could experience a cyclical downturn, which could cause a meaningful reduction in demand for our products and adversely affect our operating results;
●	Countries may adopt tariffs and trade sanctions or similar actions;
●	We may be delayed in our development and introduction of new products that achieve customer and market acceptance;
●	Our operations may be disrupted if employees are unavailable due to illness, risk of illness, travel restrictions, or other factors that may limit our access to key personnel or critical skills;
●	Shortages in or increased costs for silicon wafers, packaging materials, testing and shipping could adversely impact our gross margin and lead to reduced revenue;
●	We may experience difficulty in maintaining the uninterrupted operation of our information technology systems, or be exposed to increased risk of a cyber-security incident or fraud, due to an increased reliance on remote work;
●	We may incur impairments of goodwill and otherwise as required under U.S. GAAP;
●	Our outstanding indebtedness could reduce our strategic flexibility and liquidity and may have other adverse effects on our results of operations.

The impact of COVID-19 may exacerbate the risk factors listed above and in our Annual Report on Form 10-K, or cause them to change in importance. Developments related to the pandemic have been rapidly changing, and additional impacts and risks may arise that we are not aware of or able to appropriately respond to currently. As of the filing of this Quarterly Report, the extent to which the coronavirus will affect our business is highly uncertain and dependent on future developments that are inherently unpredictable, which makes forecasting demand and providing guidance especially difficult. Accordingly, our expectations are subject to change without warning and investors are cautioned not to place undue reliance on them.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)

/s/ Sherri Luther
Sherri Luther
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: April 30, 2020