Form 10-Q
period 2020-06-27
LATTICE SEMICONDUCTOR CORP
filed 2020-07-30
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 27, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of common stock outstanding as of July 27, 2020	135,309,247

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

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; future financial results or accounting treatments; the potential impact of the COVID-19 pandemic, including actions by governments, businesses, and individuals in response to the situation, on consumer, industrial, and financial markets, our business operations, supply chain and partners, financial performance, results of operations, financial position, and the achievement of our strategic objectives; our use of cash; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our opportunities to increase our addressable market; our expectations and strategies regarding market trends and opportunities, including market segment drivers such as 5G infrastructure deployments, cloud and enterprise servers, client computing platforms, industrial Internet of Things, factory automation, automotive electronics, smart homes and prosumers; our judgments involved in accounting matters; actions we may take regarding the design of our internal control over financial reporting; our expectations regarding product offerings; our expectations regarding our customer base; our future investments in research and development and our research and development expense efficiency; the expected costs of our restructuring plans; our expectations regarding taxes, including unrecognized tax benefits, and tax adjustments and allowances; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; whether we will offer and how we may fund share repurchases; and our beliefs regarding legal proceedings.

These forward-looking statements are based on estimates and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those statements expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include the effects of the COVID-19 pandemic and the actions by governments, businesses, and individuals in response to the situation, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; global economic conditions and uncertainty; and other factors more fully described herein or that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and any additional or updated risk factors discussed in any subsequent Quarterly Report on Form 10-Q filed since that date.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands, except per share data)	2020	2019	2020	2019
Revenue	$100,589	$102,296	$197,905	$200,387
Cost of revenue	40,012	42,258	79,766	82,697
Gross margin	60,577	60,038	118,139	117,690
Operating expenses:
Research and development	22,458	19,377	44,151	39,042
Selling, general, and administrative	24,488	19,759	47,039	40,540
Amortization of acquired intangible assets	603	3,390	3,243	6,779
Restructuring charges	546	3,126	1,486	4,467
Total operating expenses	48,095	45,652	95,919	90,828
Income from operations	12,482	14,386	22,220	26,862
Interest expense	(1,045)	(3,538)	(2,122)	(8,525)
Other income (expense), net	37	(2,109)	(13)	(1,956)
Income before income taxes	11,474	8,739	20,085	16,381
Income tax expense	845	180	1,289	414
Net income	$10,629	$8,559	$18,796	$15,967

Net income per share:
Basic	$0.08	$0.06	$0.14	$0.12
Diluted	$0.08	$0.06	$0.14	$0.12

Shares used in per share calculations:
Basic	134,857	132,206	134,555	131,599
Diluted	139,202	137,221	138,751	136,133

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2020	2019	2020	2019
Net income	$10,629	$8,559	$18,796	$15,967
Other comprehensive income:
Translation adjustment, net of tax	151	39	40	86
Unrealized gain related to marketable securities, net of tax	—	—	—	42
Reclassification adjustment for gains related to marketable securities included in Other income (expense), net of tax	—	—	—	(53)
Comprehensive income	$10,780	$8,598	$18,836	$16,042

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 27,	December 28,
(In thousands, except share and par value data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$165,175	$118,081
Accounts receivable, net of allowance for credit losses	87,408	64,917
Inventories	54,061	54,980
Prepaid expenses and other current assets	24,354	24,452
Total current assets	330,998	262,430
Property and equipment, less accumulated depreciation of $106,232 at June 27, 2020 and $125,990 at December 28, 2019	40,268	39,230
Operating lease right-of-use assets	22,304	23,591
Intangible assets, net	3,707	6,977
Goodwill	267,514	267,514
Deferred income taxes	480	478
Other long-term assets	10,759	11,796
Total assets	$676,030	$612,016

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$66,266	$60,255
Accrued payroll obligations	15,273	13,404
Current portion of long-term debt	4,004	21,474
Current portion of operating lease liabilities	4,979	4,686
Total current liabilities	90,522	99,819
Long-term debt, net of current portion	166,501	125,072
Long-term operating lease liabilities, net of current portion	19,823	21,438
Other long-term liabilities	35,054	38,028
Total liabilities	311,900	284,357
Contingencies (Note 11)	—	—
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 135,147,000 shares issued and outstanding as of June 27, 2020 and 133,883,000 shares issued and outstanding as of December 28, 2019	1,351	1,339
Additional paid-in capital	779,836	762,213
Accumulated deficit	(414,494)	(433,290)
Accumulated other comprehensive loss	(2,563)	(2,603)
Total stockholders' equity	364,130	327,659
Total liabilities and stockholders' equity	$676,030	$612,016

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 27,	June 29,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$18,796	$15,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,456	16,450
Stock-based compensation expense	19,740	7,655
Reduction in the carrying amount of right-of-use assets	2,976	2,907
Amortization of debt issuance costs and discount	208	1,215
Impairment of operating lease right-of-use asset (recorded in Restructuring charges)	—	977
Loss on refinancing of long-term debt	—	2,235
Other non-cash adjustments	(60)	(39)
Changes in assets and liabilities:
Accounts receivable, net	(22,491)	22,997
Inventories	919	2,132
Prepaid expenses and other assets	(1,169)	(5,097)
Accounts payable and accrued expenses	5,207	3,974
Accrued payroll obligations	1,869	(309)
Operating lease liabilities, current and long-term portions	(2,957)	(3,975)
Income taxes payable	370	(593)
Net cash provided by operating activities	36,864	66,496
Cash flows from investing activities:
Proceeds from sales of and maturities of short-term marketable securities	—	9,655
Capital expenditures	(6,829)	(8,459)
Cash paid for software licenses	(4,626)	(3,597)
Net cash used in investing activities	(11,455)	(2,401)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(6,642)	(1,014)
Proceeds from issuance of common stock	4,537	14,037
Proceeds from issuance of long-term debt	50,000	206,500
Original issue discount and debt issuance costs	—	(2,086)
Repayment of debt	(26,250)	(278,033)
Net cash provided by (used in) financing activities	21,645	(60,596)
Effect of exchange rate change on cash	40	86
Net increase in cash and cash equivalents	47,094	3,585
Beginning cash and cash equivalents	118,081	119,051
Ending cash and cash equivalents	$165,175	$122,636

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$2,193	$8,103
Operating lease payments	$3,812	$4,613
Income taxes paid, net of refunds	$1,579	$1,500
Accrued purchases of plant and equipment	$1,067	$1,627
Operating lease right-of-use assets obtained in exchange for lease obligations	$1,635	$298

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

The following summarizes the changes in total equity for the six month period ended June 27, 2020:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated other comprehensive
(In thousands, except par value data)	Shares	Amount	capital	deficit	loss	Total
Balances, December 28, 2019	133,883	$1,339	$762,213	$(433,290)	$(2,603)	$327,659
Net income for the six months ended June 27, 2020	—	—	—	18,796	—	18,796
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of shares withheld for employee taxes	1,264	12	(2,117)	—	—	(2,105)
Stock-based compensation related to stock options, ESPP and RSUs	—	—	19,740	—	—	19,740
Translation adjustments, net of tax	—	—	—	—	40	40
Balances, June 27, 2020	135,147	$1,351	$779,836	$(414,494)	$(2,563)	$364,130

The following summarizes the changes in total equity for the six month period ended June 29, 2019:

	Common Stock($.01 par value)		Additional Paid-in	Accumulated	Accumulated other comprehensive
(In thousands, except par value data)	Shares	Amount	capital	deficit	loss	Total
Balances, December 29, 2018	129,728	$1,297	$736,274	$(476,783)	$(2,331)	$258,457
Net income for the six months ended June 29, 2019	—	—	—	15,967	—	15,967
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of shares withheld for employee taxes	2,808	28	12,995	—	—	13,023
Stock-based compensation related to stock options, ESPP and RSUs	—	—	7,655	—	—	7,655
Translation adjustments, net of tax	—	—	—	—	86	86
Unrealized loss related to marketable securities, net of tax	—	—	—	—	42	42
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	(53)	(53)
Balances, June 29, 2019	132,536	$1,325	$756,924	$(460,816)	$(2,256)	$295,177

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

(unaudited)

The following summarizes the changes in total equity for the three month period ended June 27, 2020:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated other comprehensive
(In thousands, except par value data)	Shares	Amount	capital	deficit	loss	Total
Balances, March 28, 2020	134,513	$1,345	$769,451	$(425,123)	$(2,714)	$342,959
Net income for the three months ended June 27, 2020	—	—	—	10,629	—	10,629
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of shares withheld for employee taxes	634	6	(627)	—	—	(621)
Stock-based compensation related to stock options, ESPP and RSUs	—	—	11,012	—	—	11,012
Translation adjustments, net of tax	—	—	—	—	151	151
Balances, June 27, 2020	135,147	$1,351	$779,836	$(414,494)	$(2,563)	$364,130

The following summarizes the changes in total equity for the three month period ended June 29, 2019:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated other comprehensive
(In thousands, except par value data)	Shares	Amount	capital	deficit	loss	Total
Balances, March 30, 2019	131,905	$1,319	$751,506	$(469,375)	$(2,295)	$281,155
Net income for the three months ended June 29, 2019	—	—	—	8,559	—	8,559
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of shares withheld for employee taxes	631	6	1,449	—	—	1,455
Stock-based compensation related to stock options, ESPP and RSUs	—	—	3,969	—	—	3,969
Translation adjustments, net of tax	—	—	—	—	39	39
Balances, June 29, 2019	132,536	$1,325	$756,924	$(460,816)	$(2,256)	$295,177

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. As of June 27, 2020, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, some of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

We describe our accounting methods and practices in more detail in our 2019 10-K. There have been no changes to the significant accounting policies, procedures, or general information described in our 2019 10-K that have had a material impact on our consolidated financial statements and related notes.

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2020 will be a 53-week year and will end on January 2, 2021, and our fiscal 2019 was a 52-week year that ended December 28, 2019. Our second quarter of fiscal 2020 and second quarter of fiscal 2019 ended on June 27, 2020 and June 29, 2019, respectively. All references to quarterly or six months ended financial results are references to the results for the relevant 13-week or 26-week fiscal period.

Concentrations of Risk

Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 85% for the second quarter of both fiscal 2020 and 2019, respectively, and 81% and 82% for the six months ended June 27, 2020 and June 29, 2019, respectively. In the periods covered by this report, no end customer accounted for more than 10% of total revenue.

Distributors also account for a substantial portion of our net accounts receivable. Our two largest distributors accounted for 63% and 26% of net accounts receivable at June 27, 2020 and 40% and 38% of net accounts receivable at December 28, 2019. No other distributor or end customer accounted for more than 10% of net accounts receivable at these dates.

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which adds new guidance for accounting for tax law changes, year-to-date losses in interim periods, and determining how to apply the income tax guidance to franchise taxes that are partially based on income, as well as other changes to simplify accounting for income taxes. The ASU is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Entities may early adopt the ASU in any interim period for which financial statements have not yet been issued (or made available for issuance). We are currently assessing the impact of ASU 2019-12 on our consolidated financial statements and related disclosures.

Note 2 - Net Income per Share

Our calculation of the diluted share count includes the number of shares from our equity awards with market conditions or performance conditions that would be issuable under the terms of such awards at the end of the reporting period. For equity awards with a market condition, the number of shares included in the diluted share count as of June 27, 2020 is determined by measuring the achievement of the market condition as of the end of the reporting period. For equity awards with a performance condition, no shares are included in the diluted share count as of June 27, 2020, as vesting of future tranches of these awards is contingent upon achievement of the performance condition over two consecutive trailing four-quarter periods, which has not yet been achieved. See "Note 9 - Stock-Based Compensation" to our consolidated financial statements for further discussion of our equity awards with market conditions or performance conditions.

A summary of basic and diluted Net income per share is presented in the following table:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(in thousands, except per share data)	2020	2019	2020	2019
Net income	$10,629	$8,559	$18,796	$15,967

Shares used in basic Net income per share	134,857	132,206	134,555	131,599
Dilutive effect of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition	4,345	5,015	4,196	4,534
Shares used in diluted Net income per share	139,202	137,221	138,751	136,133

Basic Net income per share	$0.08	$0.06	$0.14	$0.12
Diluted Net income per share	$0.08	$0.06	$0.14	$0.12

The computation of diluted Net income per share excludes the effects of stock options, restricted stock units ("RSUs"), Employee Stock Purchase Plan ("ESPP") shares, and equity awards with a market condition or performance condition that are antidilutive, aggregating approximately the following number of shares:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(in thousands)	2020	2019	2020	2019
Stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition excluded as they are antidilutive	579	73	658	210

Note 3 - Revenue from Contracts with Customers

Disaggregation of revenue

The following tables provide information about revenue from contracts with customers disaggregated by major class of revenue, revenue by channel, and by geographical market, based on ship-to location of the end customer, where available, and ship-to location of distributor otherwise:

Major Class of Revenue	Three Months Ended				Six Months Ended
	June 27,		June 29,		June 27,		June 29,
(In thousands)	2020		2019		2020		2019
Product	$95,996	96%	$98,096	96%	$189,221	96%	$189,708	95%
Licensing and services	4,593	4%	4,200	4%	8,684	4%	10,679	5%
Total revenue	$100,589	100%	$102,296	100%	$197,905	100%	$200,387	100%

Revenue by Channel	Three Months Ended				Six Months Ended
	June 27,		June 29,		June 27,		June 29,
(In thousands)	2020		2019		2020		2019
Product revenue - Distributors	$85,152	85%	$86,627	85%	$160,607	81%	$164,099	82%
Product revenue - Direct	10,844	11%	11,469	11%	28,614	15%	25,609	13%
Licensing and services revenue	4,593	4%	4,200	4%	8,684	4%	10,679	5%
Total revenue	$100,589	100%	$102,296	100%	$197,905	100%	$200,387	100%

Revenue by Geographical Market	Three Months Ended				Six Months Ended
	June 27,		June 29,		June 27,		June 29,
(In thousands)	2020		2019		2020		2019
United States	$9,860	10%	$10,161	10%	$23,179	12%	$23,056	12%
Other Americas	4,647	4%	2,705	2%	7,915	4%	6,680	3%
Americas	14,507	14%	12,866	12%	31,094	16%	29,736	15%
China	52,465	52%	52,042	51%	95,964	48%	100,347	50%
Taiwan	7,593	8%	4,672	5%	17,452	9%	7,351	4%
Japan	6,435	6%	9,415	9%	14,434	7%	21,272	11%
Other Asia	8,067	8%	10,716	11%	15,403	8%	16,886	8%
Asia	74,560	74%	76,845	76%	143,253	72%	145,856	73%
Europe	11,522	12%	12,585	12%	23,558	12%	24,795	12%
Total revenue	$100,589	100%	$102,296	100%	$197,905	100%	$200,387	100%

Contract balances

Our contract assets relate to our rights to consideration for licenses and royalties due to us as a member of the HDMI consortium, with collection dependent on events other than the passage of time, such as collection of licenses and royalties from customers by the HDMI licensing agent. The balance results primarily from the amount of estimated revenue related to HDMI that we have recognized to date, but which has not yet been collected by the agent. Contract assets are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The following table summarizes activity during the first six months of fiscal 2020:

(In thousands)
Contract assets as of December 28, 2019	$5,569
Revenues recorded during the period	7,530
Transferred to Accounts receivable or collected	(7,313)
Contract assets as of June 27, 2020	$5,786

Contract liabilities are included in Accounts payable and accrued expenses on our Consolidated Balance Sheets. The following table summarizes activity during the first six months of fiscal 2020:

(In thousands)
Contract liabilities as of December 28, 2019	$2,313
Accruals for estimated future stock rotation and scrap returns	2,790
Less: Release of accruals for recognized stock rotation and scrap returns	(2,318)
Prepayment for performance obligations expected to be satisfied within three months	199
Contract liabilities as of June 27, 2020	$2,984

The impact to revenue from the release of accruals for recognized stock rotation and scrap returns was offset by the processing of return merchandise authorizations totaling approximately $2.7 million, yielding a net revenue reduction of approximately $0.4 million for the first six months of 2020.

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

	June 27,	December 28,
(In thousands)	2020	2019
Accounts receivable	$87,514	$65,023
Less: Allowance for credit losses	(106)	(106)
Accounts receivable, net of allowance for credit losses	$87,408	$64,917

Inventories

	June 27,	December 28,
(In thousands)	2020	2019
Work in progress	$40,020	$39,855
Finished goods	14,041	15,125
Total inventories	$54,061	$54,980

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	June 27,	December 28,
(In thousands)	2020	2019
United States	$29,884	$32,313

China	1,459	1,683
Philippines	2,468	2,683
Taiwan	5,576	1,885
Japan	635	283
Other	246	383
Total foreign property and equipment, net	10,384	6,917
Total property and equipment, net	$40,268	$39,230

Accounts Payable and Accrued Expenses

Included in Accounts payable and accrued expenses in the Consolidated Balance Sheets are the following balances:

	June 27,	December 28,
(In thousands)	2020	2019
Trade accounts payable	$48,759	$44,350
Liability for non-cancelable contracts	8,089	6,964
Other accrued expenses	9,418	8,941
Total accounts payable and accrued expenses	$66,266	$60,255

Cloud Based Computing Implementation Costs

Under the guidance in ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), we are capitalizing the implementation costs for cloud computing arrangements, mainly for our new and integrated distributor accounting management systems. These cloud-based computing implementation costs are recorded in Prepaid expenses and other current assets and Other long-term assets on our Consolidated Balance Sheets. The following table summarizes activity during the first six months of fiscal 2020:

(In thousands)
Cloud based computing implementation costs as of December 28, 2019	$2,543
Costs capitalized during the period	625
Capitalized costs amortized during the period	(230)
Cloud based computing implementation costs as of June 27, 2020	$2,938

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

During the second quarter of fiscal 2020, we made principal payments totaling $21.9 million, including $13.1 million in accelerated principal payments that fulfilled the required quarterly installments through the first quarter of fiscal 2021. We have made principal payments totaling $26.3 million in the first six months of fiscal 2020, and we drew $50.0 million on our revolving loan facility during the first quarter of fiscal 2020. The fair value of our long-term debt approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

	June 27,	December 28,
(In thousands)	2020	2019
Principal amount	$171,875	$148,125
Unamortized original issue discount and debt costs	(1,370)	(1,579)
Less: Current portion of long-term debt	(4,004)	(21,474)
Long-term debt, net of current portion and unamortized debt issue costs	$166,501	$125,072

As of June 27, 2020, the effective interest rate on the term loan was 1.89%, and the effective interest rate on the revolving loan was 1.67%. We pay a commitment fee of 0.20% on the unused portion of the revolving loan. Interest expense related to our long-term debt was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2020	2019	2020	2019
Contractual interest	$918	$2,989	$2,004	$7,305
Amortization of debt issuance costs and discount	105	528	208	1,215
Total interest expense related to long-term debt	$1,023	$3,517	$2,212	$8,520

Expected future principal payments are based on the schedule of required quarterly installments, adjusted for known voluntary payments. With the accelerated principal payments we made during the first six months of fiscal 2020, our next required quarterly installment is due in the second quarter of fiscal 2021. As of June 27, 2020, expected future principal payments on our long-term debt were as follows:

Fiscal year	(in thousands)

2020 (remaining 6 months)	$-
2021	13,125
2022	17,500
2023	13,125
2024	128,125
$171,875

Note 6 - Restructuring

In March 2020, our management approved and executed an internal restructuring plan (the “Q1 2020 Plan”), which included a workforce reduction in order to reduce our operating cost structure by leveraging our low-cost regions as well as enhancing efficiency. Under the Q1 2020 Plan, we incurred restructuring expense of approximately $0.3 million during the second quarter of fiscal 2020 associated with additional headcount related costs, and a total $1.4 million has been incurred through June 27, 2020. We believe this amount approximates the total costs under the Q1 2020 Plan.

Under the Q2 2019 Sales Plan, which is more fully described in the 2019 10-K, we recorded additional contract termination costs of approximately $0.2 million during the second quarter of fiscal 2020, and have recorded a net credit adjustment of less than $0.1 million during the first six months of fiscal 2020 due to the final reconciliation of expenses incurred. We incurred approximately $2.4 million of restructuring expense during the second quarter of fiscal 2019. Approximately $2.0 million of net expense has been incurred through June 27, 2020 under the Q2 2019 Sales Plan. Substantially all actions planned under the Q2 2019 Sales Plan have been implemented.

Under the June 2017 Plan, which is more fully described in the 2019 10-K, we incurred approximately $0.1 million and approximately $0.7 million of expense during the second quarter of fiscal 2020 and fiscal 2019, respectively, and approximately $0.1 million and $2.0 million of expense during the six months ended June 27, 2020 and June 29, 2019, respectively. We have incurred approximately $19.2 million of total expense through June 27, 2020 under the June 2017 Plan, and all planned actions have been implemented. We expect the total cost of the June 2017 Plan to be approximately $20.0 million to $21.5 million as expenses related to our partially vacated facility in San Jose, California will be incurred over the remaining lease term.

These expenses were recorded to Restructuring charges on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accounts payable and accrued expenses and in Other long-term liabilities on our Consolidated Balance Sheets. The following table displays the activity related to our restructuring plans:

(In thousands)	Severance & Related (1)	Lease Termination & Fixed Assets	Software Contracts & Engineering Tools (2)	Other (3)	Total
Accrued Restructuring at December 28, 2019	$160	$6,585	$—	$865	$7,610
Restructuring charges	1,277	114	—	95	1,486
Costs paid or otherwise settled	(508)	(833)	—	(201)	(1,542)
Accrued Restructuring at June 27, 2020	$929	$5,866	$—	$759	$7,554

Accrued Restructuring at December 29, 2018	$1,814	$8,630	$218	$18	$10,680
Restructuring charges	615	2,140	—	1,712	4,467
Costs paid or otherwise settled	(2,178)	(3,042)	(218)	(56)	(5,494)
Accrued Restructuring at June 29, 2019	$251	$7,728	$-	$1,674	$9,653

(1)	Includes employee relocation and outplacement costs
(2)	Includes cancellation of contracts, asset impairments, and accelerated depreciation on certain enterprise resource planning and customer relationship management systems
(3)	Beginning in the second quarter of fiscal 2019, "Other" included termination fees on the cancellation of certain contracts under the Q2 2019 Sales Plan

Note 7 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center, the terms of which are more fully described in our 2019 10-K. All of our facilities are leased under operating leases, which expire at various times through 2027, with a weighted-average remaining lease term of 5.3 years and a weighted-average discount rate of 7.0% as of June 27, 2020. We recorded fixed operating lease expenses of $1.9 million for the second quarter of both fiscal 2019 and fiscal 2020, and $3.8 million and $3.9 million for the first six months of fiscal 2020 and 2019, respectively.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during the first six months of fiscal 2020:

Operating lease right-of-use assets	(in thousands)
Balance as of December 28, 2019	$23,591
Right-of-use assets obtained in exchange for new lease obligations during the period	1,635
Reduction in the carrying amount of right-of-use assets during the period	(2,976)
Adjustments for present value and foreign currency effects	54
Balance as of June 27, 2020	$22,304

Operating lease liabilities	(in thousands)
Balance as of December 28, 2019	$26,124
Lease liabilities incurred for new lease obligations during the period	1,635
Accretion of lease liabilities	800
Operating cash used by payments on lease liabilities	(3,812)
Adjustments for present value, foreign currency, and restructuring liability effects	55
Balance as of June 27, 2020	24,802
Less: Current portion of operating lease liabilities	(4,979)
Long-term operating lease liabilities, net of current portion	$19,823

Maturities of operating lease liabilities as of June 27, 2020 are as follows:

Fiscal year	(in thousands)

2020 (remaining 6 months)	$3,019
2021	6,166
2022	4,779
2023	4,717
2024	4,816
Thereafter	6,761
Total lease payments	30,258
Less: amount representing interest	(5,316)
Less: amount representing restructuring liability adjustments	(140)
Total lease liabilities	$24,802

Prior to 2020, the reporting of future minimum lease commitments included the lease obligations associated with previously restructured facilities. Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $5.9 million at June 27, 2020 and continued to be recorded in Other long-term liabilities on our Consolidated Balance Sheets.

Note 8 - Intangible Assets

On our Consolidated Balance Sheets at June 27, 2020 and December 28, 2019, Intangible assets, net are shown net of accumulated amortization of $130.7 million and $127.4 million, respectively.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2020	2019	2020	2019
Research and development	$14	$13	$28	$27
Amortization of acquired intangible assets	603	3,390	3,243	6,779
	$617	$3,403	$3,271	$6,806

Note 9 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2020	2019	2020	2019
Cost of revenue	$897	$327	$1,488	$529
Research and development	2,234	1,246	4,828	2,371
Selling, general, and administrative	7,881	2,396	13,424	4,755
Total stock-based compensation	$11,012	$3,969	$19,740	$7,655

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

During the second quarter of fiscal 2020, the first tranche of 33.3% of the base number of the awards with an EBITDA performance condition vested, as the Company had generated the specified "adjusted" EBITDA levels on a trailing four quarter basis for two consecutive trailing four-quarter periods as of the end of the previous quarter. During the first quarter of fiscal 2020, the market condition for awards granted to certain executives in the first quarter of the previous year exceeded the 75th percentile of the condition, and the first tranche of these awards vested at 200%. For our awards with a market condition or a performance condition, we incurred stock compensation expense, including the effect of the modification in the first quarter of fiscal 2020, of approximately $6.7 million and $1.1 million in the second quarter of fiscal 2020 and fiscal 2019, respectively, and of approximately $10.9 million and $2.0 million in the first six months of fiscal 2020 and fiscal 2019, respectively, which is recorded as a component of total stock-based compensation expense.

The following table summarizes the activity for our awards with a market condition or performance condition during the first six months of fiscal 2020:

(Shares in thousands)	Total
Balance, December 28, 2019	1,163
Granted	349
Effect of vesting multiplier	128
Vested	(246)
Balance, June 27, 2020	1,394

Note 10 - Income Taxes

We are subject to federal and state income tax as well as income tax in the foreign jurisdictions in which we operate. For the second quarter of fiscal 2020 and fiscal 2019, we recorded income tax expense of approximately $0.8 million and $0.2 million, respectively, and for the first six months of fiscal 2020 and fiscal 2019, we recorded income tax expense of approximately $1.3 million and $0.4 million, respectively. Income taxes for the three and six month periods ended June 27, 2020 and June 29, 2019 represent tax at the federal, state, and foreign statutory tax rates in addition to withholding taxes, changes in uncertain tax positions, changes in the U.S. valuation allowance, as well as other non-deductible items in foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rates for the three and six months ended June 27, 2020 and for the three and six months ended June 29, 2019 resulted from foreign income and withholding taxes offset with release of uncertain tax positions due to lapsing of the statute of limitations.

Through June 27, 2020, we continued to evaluate the valuation allowance position in the United States and concluded that we should maintain a full valuation allowance against the net federal and state deferred tax assets. In making this evaluation, we exercised significant judgment and considered estimates about our ability to generate revenue and taxable profits sufficient to offset expenditures in future periods within the U.S. There have been no material changes to our valuation allowance conclusions from those previously disclosed in our 2019 10-K, and we will continue to evaluate both positive and negative evidence in future periods to determine if we will realize the deferred tax assets. We do not have a valuation allowance in any foreign jurisdictions as we have concluded it is more likely than not that we will realize the net deferred tax assets in future periods.

Our liability for uncertain tax positions (including penalties and interest) was $24.0 million and $24.6 million at June 27, 2020 and December 28, 2019, respectively, and is recorded as a component of Other long-term liabilities on our Consolidated Balance Sheets. The remainder of our uncertain tax position exposure of $24.8 million isnetted against deferred tax assets.

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

From time to time, we are exposed to certain additional asserted and unasserted potential claims. Periodically, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we then accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise estimates.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. As of June 27, 2020, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, some of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

Impact of COVID-19 on our Business

The COVID-19 pandemic has caused, and is expected to continue to cause, the global slowdown of economic activity (including the decrease in demand for goods and services), and significant volatility in and disruption to financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. We continue to take actions to safeguard the health and well-being of our employees and our business. We implemented social distancing policies at our locations around the world including working from home and eliminating virtually all travel. Furthermore, we continue to manage our cash position and liquidity needs in light of the rapidly changing environment, and we have additional resources available under our Credit Agreement, if needed. During Q2, we made $13.1 million in accelerated debt payments to reduce our future interest rate expense. We do not have any required debt payments until June 30, 2021.

As COVID-19 has spread to other jurisdictions and been declared a global pandemic, the full extent of this outbreak, the related governmental, business and travel restrictions in order to contain this virus are continuing to evolve globally. We anticipate that these actions and the global health crisis caused by COVID-19 will negatively impact business activity across the globe. We expect our demand to be impacted in Q3 and potentially beyond Q3 given the global reach and economic impact of the virus. For example, governmental actions or policies or other initiatives to contain the virus, could lead to reductions in our end customers’ demand under which we would expect to lose revenue. We have previously seen and could again see delays or disruptions in our supply chain due to governmental restrictions. If our suppliers experience similar impacts, we may have difficulty sourcing materials necessary to fulfill customer production requirements and transporting completed products to our end customers.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects of any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal 2020 or future periods. The full extent of the impact of the COVID-19 pandemic on our business, results of operations and financial position is currently uncertain and will depend on many factors that are not within our control, including, but not limited to: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. See the section entitled “Risk Factors” in Item 1A of Part II of this report for further information about related risks and uncertainties.

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Three Months Ended				Six Months Ended
	June 27,		June 29,		June 27,		June 29,
(In thousands)	2020		2019		2020		2019
Revenue	$100,589	100.0%	$102,296	100.0%	$197,905	100.0%	$200,387	100.0%

Gross margin	60,577	60.2	60,038	58.7	118,139	59.7	117,690	58.7

Research and development	22,458	22.3	19,377	18.9	44,151	22.3	39,042	19.5
Selling, general and, administrative	24,488	24.3	19,759	19.3	47,039	23.8	40,540	20.2
Amortization of acquired intangible assets	603	0.6	3,390	3.3	3,243	1.6	6,779	3.4
Restructuring charges	546	0.5	3,126	3.1	1486	0.8	4,467	2.2
Income from operations	$12,482	12.4%	$14,386	14.1%	$22,220	11.2%	$26,862	13.4%

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

The following are examples of end market applications for the periods presented:

Communications and Computing	Industrial and Automotive	Consumer	Licensing and Services
Wireless	Security and Surveillance	Cameras	IP Royalties
Wireline	Machine Vision	Displays	Adopter Fees
Data Backhaul	Industrial Automation	Wearables	IP Licenses
Server Computing	Robotics	Televisions	Patent Sales
Client Computing	Automotive	Home Theater
Data Storage	Drones

The composition of our revenue by end market is presented in the following table:

	Three Months Ended				Six Months Ended
	June 27,		June 29,		June 27,		June 29,
(In thousands)	2020		2019		2020		2019
Communications and Computing	$45,883	45.6%	$39,876	39.0%	$84,335	42.6%	$75,429	37.7%
Industrial and Automotive	39,078	38.8	38,861	38.0	80,518	40.7	75,174	37.5
Consumer	11,035	11.0	19,359	18.9	24,368	12.3	39,105	19.5
Licensing and Services	4,593	4.6	4,200	4.1	8,684	4.4	10,679	5.3
Total revenue	$100,589	100.0%	$102,296	100.0%	$197,905	100.0%	$200,387	100.0%

Revenue from the Communications and Computing end market increased by 15% for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 and increased by 12% for the first six months of fiscal 2020 compared to the first six months of fiscal 2019 due to the continued adoption of our products used in servers and client computing platforms, as well as ongoing 5G infrastructure deployments.

Revenue from the Industrial and Automotive end market increased by 1% for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 and increased by 7% for the first six months of fiscal 2020 compared to the first six months of fiscal 2019 due primarily to increased demand for our products used in a broad range of applications including industrial automation and safety, robotics, embedded vision, and automotive electronics.

Revenue from the Consumer end market decreased by 43% for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 and decreased by 38% for the first six months of fiscal 2020 compared to the first six months of fiscal 2019. The decline is due to the macroeconomic impact of the COVID-19 pandemic, as well as the expected shift in the mix of revenue towards our other market segments.

Revenue from the Licensing and services end market increased by 9% for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 primarily due to higher audit settlements by the HDMI agent in the current year period, and decreased by 19% for the first six months of fiscal 2020 compared to the first six months of fiscal 2019 primarily due to lower HDMI royalty revenue and reduced patent and asset sales recognized in fiscal 2020.

Revenue by Geography

We assign revenue to geographies based on ship-to location of the end customer, where available, and based upon the location of the distributor to which the product was shipped otherwise.

The composition of our revenue by geography is presented in the following table:

	Three Months Ended				Six Months Ended
	June 27,		June 29,		June 27,		June 29,
(In thousands)	2020		2019		2020		2019
Asia	$74,560	74.1%	$76,845	75.1%	$143,253	72.4%	$145,856	72.8%
Americas	14,507	14.4	12,866	12.6	31,094	15.7	29,736	14.8
Europe	11,522	11.5	12,585	12.3	23,558	11.9	24,795	12.4
Total revenue	$100,589	100.0%	$102,296	100.0%	$197,905	100.0%	$200,387	100.0%

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

Revenue from Distributors

Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to our primary distributors is presented in the following table:

	% of Total Revenue		% of Total Revenue
	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Weikeng Group	37.1%	29.6%	30.2%	29.2%
Arrow Electronics Inc.	25.0	29.0	25.1	25.5
All others	22.6	26.1	25.9	27.2
All distributors	84.7%	84.7%	81.2%	81.9%

Gross Margin

The composition of our Gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2020	2019	2020	2019
Gross margin	$60,577	$60,038	$118,139	$117,690
Percentage of net revenue	60.2%	58.7%	59.7%	58.7%
Product gross margin %	58.3%	56.9%	57.8%	56.4%
Licensing and services gross margin %	100.0%	100.0%	100.0%	100.0%

Gross margin, as a percentage of revenue, increased 150 basis points in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 and increased by 100 basis for the first six months of fiscal 2020 compared to the first six months of fiscal 2019. Improved margins were driven by benefits from pricing optimization programs, product cost reductions, and product mix.

Because of its higher margin, the licensing and services portion of our overall revenue can have a disproportionate impact on Gross margin depending on the relative mix between product revenue and licensing and services revenue.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	June 27,	June 29,		June 27,	June 29,
(In thousands)	2020	2019	% change	2020	2019	% change
Research and development	$22,458	$19,377	15.9%	$44,151	$39,042	13.1%
Percentage of revenue	22.3%	18.9%		22.3%	19.5%

Research and development expense includes costs for compensation and benefits, stock compensation, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions. The increase in Research and development expense for the second quarter and first six months of fiscal 2020 compared to the second quarter and first six months of fiscal 2019 was due primarily to increased headcount to support the expansion of our programmable logic product portfolio and acceleration of our product cadence. We believe that a continued commitment to Research and development is essential to maintaining product leadership and providing innovative new product offerings and, therefore, we expect to continue to increase our investment in Research and development, particularly with expanded investment in the development of software solutions.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	June 27,	June 29,		June 27,	June 29,
(In thousands)	2020	2019	% change	2020	2019	% change
Selling, general, and administrative	$24,488	$19,759	23.9%	$47,039	$40,540	16.0%
Percentage of revenue	24.3%	19.3%		23.8%	20.2%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses. The increase in Selling, general, and administrative expense for the second quarter and first six months of fiscal 2020 compared to the second quarter and first six months of fiscal 2019 was due primarily to increased expenses for stock compensation and salaries, partially offset by reduced commissions resulting from our restructuring of the global sales organization in fiscal 2019.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	June 27,	June 29,		June 27,	June 29,
(In thousands)	2020	2019	% change	2020	2019	% change
Amortization of acquired intangible assets	$603	$3,390	(82.2)%	$3,243	$6,779	(52.2)%
Percentage of revenue	0.6%	3.3%		1.6%	3.4%

The decrease in Amortization of acquired intangible assets for the second quarter and first six months of fiscal 2020 compared to the second quarter and first six months of fiscal 2019 is due to the end of the amortization period for the majority of our acquired intangible assets during the first quarter of fiscal 2020.

Restructuring Charges

The composition of our Restructuring charges, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	June 27,	June 29,		June 27,	June 29,
(In thousands)	2020	2019	% change	2020	2019	% change
Restructuring charges	$546	$3,126	(82.5)%	$1,486	$4,467	(66.7)%
Percentage of revenue	0.5%	3.1%		0.8%	2.2%

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

The decrease in restructuring expense in the second quarter and first six months of fiscal 2020 compared to the second quarter and first six months of fiscal 2019 was driven by lower charges in the current year period, primarily for severance, compared to higher charges in the prior year period resulting from facility closure and from contract cancellation under the Q2 2019 Sales Plan.

Interest Expense

The composition of our Interest expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	June 27,	June 29,		June 27,	June 29,
(In thousands)	2020	2019	% change	2020	2019	% change
Interest expense	$(1,045)	$(3,538)	(70.5)%	$(2,122)	$(8,525)	(75.1)%
Percentage of revenue	(1.0)%	(3.5)%		(1.1)%	(4.3)%

Interest expense is primarily related to our long-term debt, which is further discussed under the Credit Arrangements heading in the Liquidity and Capital Resources section, below. This interest expense is comprised of contractual interest and amortization of original issue discount and debt issuance costs based on the effective interest method.

The decrease in Interest expense for the second quarter and first six months of fiscal 2020 compared to the second quarter and first six months of fiscal 2019 was largely driven by the significant reduction in the effective interest rate on our long-term debt under the terms of the new Credit Agreement, coupled with the additional principal payments made in the current and previous periods.

Other Income (Expense), net

The composition of our Other income (expense), net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	June 27,	June 29,		June 27,	June 29,
(In thousands)	2020	2019	% change	2020	2019	% change
Other income (expense), net	$37	$(2,109)	(101.8)%	$(13)	$(1,956)	(99.3)%
Percentage of revenue	0.0%	(2.1)%		(0.0)%	(1.0)%

For the second quarter and first six months of fiscal 2020 compared to the second quarter and first six months of fiscal 2019, Other income (expense), net changed primarily due to the non-recurrence of the $2.2 million loss on refinancing charge taken to write off the remaining unamortized balance of debt costs and original issue discount related to the long-term debt refinanced during the prior year period.

Income Taxes

The composition of our Income tax expense is presented in the following table:

	Three Months Ended			Six Months Ended
	June 27,	June 29,		June 27,	June 29,
(In thousands)	2020	2019	% change	2020	2019	% change
Income tax expense	$845	$180	369.4%	$1,289	$414	211.4%

Our Income tax expense is composed primarily of foreign income and withholding taxes, partially offset by benefits resulting from the release of uncertain tax positions ("UTP") due to statute of limitation expirations that occurred in the respective periods. The increase in expense in the second quarter and first six months of fiscal 2020 as compared to the second quarter and first six months of fiscal 2019 is primarily due to increase in foreign withholding taxes and UTP expense partially offset by release of uncertain tax positions due to statute of limitations expirations.

We are not currently paying U.S. federal income taxes and do not expect to pay such taxes until we fully utilize our tax net operating loss and credit carryforwards. We expect to pay a nominal amount of state income tax. We are paying foreign income taxes, which are primarily related to withholding taxes on income from foreign royalties, foreign sales, and the cost of operating offshore research and development, marketing, and sales subsidiaries. There have been no material changes to our valuation allowance conclusions from those previously disclosed in our 2019 10-K, and we will continue to evaluate both positive and negative evidence in future periods to determine if we will realize the deferred tax assets. We accrue interest and penalties related to uncertain tax positions in income tax expense on our Consolidated Statements of Operations. The inherent uncertainties related to the geographical distribution and relative level of profitability among various high and low tax jurisdictions make it difficult to estimate the impact of the global tax structure on our future effective tax rate.

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

There is significant uncertainty around the extent and duration of the disruption to our business from the COVID-19 pandemic, and our liquidity and working capital needs may be impacted in the future periods.

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. As of June 27, 2020, we did not have significant long-term commitments for capital expenditures. In the future, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, acquisitions, securing additional wafer supply, increasing our working capital, or other operations, we may seek to obtain equity or additional debt financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also seek to obtain equity or additional debt financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs. On May 17, 2019, we entered into our Current Credit Agreement that is more fully discussed under the "Credit Arrangements" heading, below.

Cash and cash equivalents

(In thousands)	June 27, 2020	December 28, 2019	$ Change	% Change
Cash and cash equivalents	$165,175	$118,081	$47,094	39.9%

As of June 27, 2020, we had Cash and cash equivalents of $165.2 million, of which approximately $86.4 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of June 27, 2020, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net increase in Cash and cash equivalents of $47.1 million between December 28, 2019 and June 27, 2020 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first six months of fiscal 2020 was $36.9 million compared to $66.5 million for the first six months of fiscal 2019. This decrease of $29.6 million was driven by changes in working capital, primarily the increase in accounts receivable partially offset by the reduction in prepaid expenses and other current assets, netting to $37.3 million, which was partially offset by an increase of $7.7 million provided by improved operating performance. We are using cash provided by operating activities to invest in our operations.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software licenses, and, in the prior year, short-term marketable securities. Net cash used by investing activities in the first six months of fiscal 2020 was $11.5 million compared to $2.4 million in the first six months of fiscal 2019. This $9.1 million change was primarily due to the non-recurrence of the $9.7 million provided by our liquidation of all short-term investments in the first quarter of fiscal 2019. Total cash used for capital expenditures and payments for software licenses decreased $0.6 million to $11.5 million in the first six months of fiscal 2020 from $12.1 million in the first six months of fiscal 2019 primarily due to lower expenditures for test equipment and software enhancements.

Financing activities — Financing cash flows consist primarily of activity on our long-term debt, proceeds from the exercise of options to acquire common stock, and tax payments related to the net share settlement of restricted stock units. During the first six months of fiscal 2020, we drew $50.0 million on our revolving loan facility to further strengthen our liquidity position, and we paid quarterly installments totaling $26.3 million on our long-term debt, which fulfilled the required quarterly installments through the first quarter of fiscal 2021. During the first six months of fiscal 2019, we made a total of $73.6 million in principal payments in addition to the cash flows related to refinancing our long-term debt. Payments for tax withholdings on vesting of RSUs partially offset by employee exercises of stock options used net cash flows of $2.1 million in the first six months of fiscal 2020, which is a change of approximately $15.1 million from the $13.0 million provided in the first six months of fiscal 2019.

Accounts receivable, net

(In thousands)	June 27, 2020	December 28, 2019	$ Change	% Change
Accounts receivable, net	$87,408	$64,917	$22,491	34.6%
Days sales outstanding - Overall	79	59	20

Accounts receivable, net as of June 27, 2020 increased by approximately $22.5 million, or 35%, compared to December 28, 2019. This increase resulted primarily from the timing of shipments to certain customers in June 2020 compared to December 2019.

Inventories

(In thousands)	June 27, 2020	December 28, 2019	$ Change	% Change
Inventories	$54,061	$54,980	$(919)	(1.7)%
Days of inventory on hand	123	123	0

Inventories as of June 27, 2020 decreased $0.9 million, or approximately 2%, compared to December 28, 2019 primarily due to shipments of mature and aging products.

The Days of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of sales in that quarter. Our Days of inventory on hand remained unchanged at 123 days at both June 27, 2020 and December 28, 2019.

Credit Arrangements

On May 17, 2019, we entered into our Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and other lenders. The details of this new arrangement are more fully described in "Note 5 - Long-Term Debt" in the accompanying Notes to Consolidated Financial Statements.

As of June 27, 2020, we had no significant long-term purchase commitments for capital expenditures or existing used or unused credit arrangements beyond the secured revolving loan facility described above.

Share Repurchase Program

On March 24, 2020, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $40.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. No shares have been repurchased under this program during the quarter ended June 27, 2020. We expect that all future repurchases will be open market transactions funded from available working capital. In the current COVID-19 pandemic environment, we expect to be more conservative on potential buyback activity as we focus on preserving capital and continue to invest in our business.

Contractual Cash Obligations

There have been no material changes to our contractual cash obligations outside of the ordinary course of business in the first six months of fiscal 2020, as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 28, 2019.

Off-Balance Sheet Arrangements

As of June 27, 2020, we did not have any off-balance sheet arrangements of the type described by Item 303(a)(4) of SEC Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. There have been no material changes to either the foreign currency exchange rate risk or interest rate risk previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We do not believe there has been any material impact to our internal controls over financial reporting notwithstanding that most of our employees are working remotely due to the COVID-19 pandemic. We continue to monitor and assess the COVID-19 situation on our internal controls to address any potential impact on their design and operating effectiveness.

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

ITEM 1A. Risk Factors

The risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 ("2019 10-K") could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. The additional risk factors described below supplements the risk factors described in our 2019 10-K based on information currently known to us and recent developments since the filing date of that report. The matters discussed below should be read in conjunction with the risk factors set forth in the 2019 10-K.

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

The COVID-19 pandemic could adversely affect our business, results of operations, and financial condition in a material way.

COVID-19 has spread internationally and been declared a pandemic, affecting the populations of the United States as well as many countries around the world. The outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on travel, manufacturing and the movement of employees in many regions of the world, and the imposition of remote or work-from-home mandates in many of our offices, including in the United States, the Philippines and, for a time, China. The majority of our products are manufactured, assembled, and tested by third parties in Asia. In addition, we rely on third party vendors for certain logistics and shipping operations throughout the world, including in Malaysia, Singapore, South Korea, Japan, and Taiwan. We also have other operations in China, the Philippines, and the United States. If the remote or work-from-home conditions in any of our offices continue for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity.

Pandemics and epidemics such as the current COVID-19 outbreak or other widespread public health problems could negatively impact our business. If, for example, COVID-19 continues to progress in ways that significantly disrupt the manufacture, shipment, and buying patterns of our products or the products of our customers, this may materially negatively impact our operating results for the current period and subsequent periods, including revenue, gross margins, operating margins, cash flows and other operating results, and our overall business. Our customers may also experience closures of their manufacturing facilities or inability to obtain other components, either of which could negatively impact demand for our solutions. COVID-19 has negatively impacted the overall economy and, as a result of the foregoing, will likely negatively impact our operating results for the current fiscal year and may do so in a material way. In particular, COVID-19 may increase or change the severity of our other risks reported in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, including that:

●	Our subcontractor suppliers who manufacture silicon wafers, packaging and testing to deliver our semiconductor products may be unable to meet delivery expectations to meet customer demand;
●	Our distributors and customers may experience adverse performance and any reduction in the use of our products by our end customers could harm our sales and significantly decrease our revenue;
●	The semiconductor industry could experience a cyclical downturn, which could cause a meaningful reduction in demand for our products and adversely affect our operating results;
●	Countries may adopt tariffs and trade sanctions or similar actions;
●	We may be delayed in our development and introduction of new products that achieve customer and market acceptance;
●	Our operations may be disrupted if employees are unavailable due to illness, risk of illness, travel restrictions, work from home requirements, or other factors that may limit our access to key personnel or critical skills, or reduce productivity;
●	Shortages in or increased costs for silicon wafers, packaging materials, testing and shipping could adversely impact our gross margin and lead to reduced revenue;

●	We may experience difficulty in maintaining the uninterrupted operation of our information technology systems, or be exposed to increased risk of a cyber-security incident or fraud, due to an increased reliance on remote work;
●	We may incur impairments of goodwill and otherwise as required under U.S. GAAP;
●	Our outstanding indebtedness could reduce our strategic flexibility and liquidity and may have other adverse effects on our results of operations.

The impact of COVID-19 may exacerbate the risk factors listed above and in our Annual Report on Form 10-K, or cause them to change in importance. Developments related to the pandemic have been rapidly changing, and additional impacts and risks may arise that we are not aware of or able to appropriately respond to currently. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. As of the filing of this Quarterly Report, the extent to which the COVID-19 pandemic will affect our business is highly uncertain and dependent on future developments that are inherently unpredictable, which makes forecasting demand and providing guidance especially difficult. Accordingly, our expectations are subject to change without warning and investors are cautioned not to place undue reliance on them.

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

Our customers or suppliers could also become subject to U.S. regulatory scrutiny or export restrictions. For example, the United States Department of Commerce imposed sanctions on one of our customers in China in 2018, which prevented us from doing business with them until the sanctions were lifted. The U.S. Justice Department filed criminal charges against another of our customers in China and imposed sanctions on this customer in May 2019, which has limited our ability to do business with this customer. In 2020, the U.S, has imposed additional regulatory restrictions on the sale of U.S. controlled technology to customers in China, including establishing additional licensing requirements for the sale of U.S.-originated technology for certain applications or to companies that participate in the Chinese national security supply chain and limiting the fabrication of devices for certain Chinese companies where U.S. technology is involved in the fabrication process.  Future sanctions similar to those imposed in the past and to those recently imposed could adversely affect our ability to earn revenue from these and similar customers. In addition, the imposition of sanctions on customers in China may cause those customers to seek domestic alternatives to our products and those of other United States semiconductor companies. We cannot predict what impact these and future actions, sanctions or criminal charges could have on our customers or suppliers, and therefore our business. If any of our other customers or suppliers become subject to sanctions or other regulatory scrutiny, or if our customers are affected by tariffs or other government trade restrictions, our business and financial condition could be adversely affected.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Lattice Semiconductor Corporation 2013 Incentive Plan, as amended and restated (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 23, 2020).

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)

/s/ Sherri Luther
Sherri Luther
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: July 30, 2020