Form 10-Q
period 2020-09-26
LATTICE SEMICONDUCTOR CORP
filed 2020-10-29
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 26, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of common stock outstanding as of October 26, 2020	136,155,870

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

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; future financial results or accounting treatments; the potential impact of the COVID-19 pandemic, including actions by governments, businesses, and individuals in response to the situation, on consumer, industrial, and financial markets, our business operations, supply chain and partners, financial performance, results of operations, financial position, and the achievement of our strategic objectives; our use of cash; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our opportunities to increase our addressable market; our expectations and strategies regarding market trends and opportunities, including market segment drivers such as 5G infrastructure deployments, cloud and enterprise servers, client computing platforms, industrial Internet of Things, factory automation, automotive electronics, smart homes and prosumers; our judgments involved in accounting matters; actions we may take regarding the design of our internal control over financial reporting; our expectations regarding product offerings; our expectations regarding our customer base; our future investments in research and development and our research and development expense efficiency; the expected costs of our restructuring plans; our expectations regarding taxes, including unrecognized tax benefits, and tax adjustments and allowances; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; whether we will pursue future stock repurchases and how any future repurchases will be funded; and our beliefs regarding legal proceedings.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In thousands, except per share data)	2020	2019	2020	2019
Revenue	$103,042	$103,469	$300,947	$303,856
Cost of revenue	40,736	42,030	120,502	124,727
Gross margin	62,306	61,439	180,445	179,129
Operating expenses:
Research and development	22,439	20,032	66,590	59,074
Selling, general, and administrative	23,758	21,078	70,797	61,618
Amortization of acquired intangible assets	603	3,389	3,846	10,168
Restructuring charges	2,692	252	4,178	4,719
Total operating expenses	49,492	44,751	145,411	135,579
Income from operations	12,814	16,688	35,034	43,550
Interest expense	(792)	(2,022)	(2,914)	(10,547)
Other expense, net	(70)	(61)	(83)	(2,017)
Income before income taxes	11,952	14,605	32,037	30,986
Income tax (benefit) expense	(655)	1,066	634	1,480
Net income	$12,607	$13,539	$31,403	$29,506

Net income per share:
Basic	$0.09	$0.10	$0.23	$0.22
Diluted	$0.09	$0.10	$0.22	$0.21

Shares used in per share calculations:
Basic	135,598	132,997	134,903	132,065
Diluted	141,524	138,894	140,763	137,679

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In thousands)	2020	2019	2020	2019
Net income	$12,607	$13,539	$31,403	$29,506
Other comprehensive income:
Translation adjustment, net of tax	859	(93)	899	(7)
Change in actuarial valuation of defined benefit pension	(507)	—	(507)	—
Unrealized gain related to marketable securities, net of tax	—	—	—	42
Reclassification adjustment for gains related to marketable securities included in Other income (expense), net of tax	—	—	—	(53)
Comprehensive income	$12,959	$13,446	$31,795	$29,488

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 26,	December 28,
(In thousands, except share and par value data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$182,268	$118,081
Accounts receivable, net of allowance for credit losses	72,989	64,917
Inventories	59,488	54,980
Prepaid expenses and other current assets	24,205	24,452
Total current assets	338,950	262,430
Property and equipment, less accumulated depreciation of $108,604 at September 26, 2020 and $125,990 at December 28, 2019	39,782	39,230
Operating lease right-of-use assets	21,614	23,591
Intangible assets, net	3,496	6,977
Goodwill	267,514	267,514
Deferred income taxes	483	478
Other long-term assets	10,592	11,796
Total assets	$682,431	$612,016

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$59,742	$60,255
Accrued payroll obligations	15,148	13,404
Current portion of long-term debt	8,382	21,474
Current portion of operating lease liabilities	4,562	4,686
Total current liabilities	87,834	99,819
Long-term debt, net of current portion	162,215	125,072
Long-term operating lease liabilities, net of current portion	19,505	21,438
Other long-term liabilities	35,984	38,028
Total liabilities	305,538	284,357
Contingencies (Note 11)	—	—
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 136,078,000 shares issued and outstanding as of September 26, 2020 and 133,883,000 shares issued and outstanding as of December 28, 2019	1,361	1,339
Additional paid-in capital	779,630	762,213
Accumulated deficit	(401,887)	(433,290)
Accumulated other comprehensive loss	(2,211)	(2,603)
Total stockholders' equity	376,893	327,659
Total liabilities and stockholders' equity	$682,431	$612,016

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 26,	September 28,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$31,403	$29,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,263	24,682
Stock-based compensation expense	30,228	13,335
Reduction in the carrying amount of right-of-use assets	4,464	4,372
Amortization of debt issuance costs and discount	300	1,539
Impairment of operating lease right-of-use asset (recorded in Restructuring charges)	—	977
Loss on refinancing of long-term debt	—	2,235
Other non-cash adjustments	(101)	(63)
Changes in assets and liabilities:
Accounts receivable, net	(8,072)	13,457
Inventories	(4,508)	7,424
Prepaid expenses and other assets	(3,516)	(8,741)
Accounts payable and accrued expenses	1,861	(196)
Accrued payroll obligations	1,744	2,063
Operating lease liabilities, current and long-term portions	(4,331)	(5,571)
Income taxes payable	223	(202)
Net cash provided by operating activities	68,958	84,817
Cash flows from investing activities:
Capital expenditures	(9,781)	(11,729)
Cash paid for software licenses	(6,850)	(5,745)
Proceeds from sales of and maturities of short-term marketable securities	—	9,655
Net cash used in investing activities	(16,631)	(7,819)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(19,934)	(7,813)
Proceeds from issuance of common stock	7,145	16,178
Proceeds from issuance of long-term debt	50,000	206,500
Original issue discount and debt issuance costs	—	(2,086)
Repayment of debt	(26,250)	(311,408)
Net cash provided by (used in) financing activities	10,961	(98,629)
Effect of exchange rate change on cash	899	(7)
Net increase in cash and cash equivalents	64,187	(21,638)
Beginning cash and cash equivalents	118,081	119,051
Ending cash and cash equivalents	$182,268	$97,413

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$2,849	$9,932
Operating lease payments	$5,786	$6,540
Income taxes paid, net of refunds	$2,317	$1,922
Accrued purchases of plant and equipment	$549	$1,841
Operating lease right-of-use assets obtained in exchange for lease obligations	$2,274	$404

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

The following summarizes the changes in total equity for the nine month period ended September 26, 2020:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated other comprehensive
(In thousands, except par value data)	Shares	Amount	capital	deficit	loss	Total
Balances, December 28, 2019	133,883	$1,339	$762,213	$(433,290)	$(2,603)	$327,659
Net income for the nine months ended September 26, 2020	—	—	—	31,403	—	31,403
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of shares withheld for employee taxes	2,195	22	(12,811)	—	—	(12,789)
Stock-based compensation related to stock options, ESPP and RSUs	—	—	30,228	—	—	30,228
Translation adjustments, net of tax	—	—	—	—	899	899
Change in actuarial valuation of defined benefit pension	—	—	—	—	(507)	(507)
Balances, September 26, 2020	136,078	$1,361	$779,630	$(401,887)	$(2,211)	$376,893

The following summarizes the changes in total equity for the nine month period ended September 28, 2019:

	Common Stock($.01 par value)		Additional Paid-in	Accumulated	Accumulated other comprehensive
(In thousands, except par value data)	Shares	Amount	capital	deficit	loss	Total
Balances, December 29, 2018	129,728	$1,297	$736,274	$(476,783)	$(2,331)	$258,457
Net income for the nine months ended September 28, 2019	—	—	—	29,506	—	29,506
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of shares withheld for employee taxes	3,774	38	8,327	—	—	8,365
Stock-based compensation related to stock options, ESPP and RSUs	—	—	13,335	—	—	13,335
Translation adjustments, net of tax	—	—	—	—	(7)	(7)
Unrealized loss related to marketable securities, net of tax	—	—	—	—	42	42
Recognized gain on redemption of marketable securities, previously unrealized	—	—	—	—	(53)	(53)
Balances, September 28, 2019	133,502	$1,335	$757,936	$(447,277)	$(2,349)	$309,645

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

(unaudited)

The following summarizes the changes in total equity for the three month period ended September 26, 2020:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated other comprehensive
(In thousands, except par value data)	Shares	Amount	capital	deficit	loss	Total
Balances, June 27, 2020	135,147	$1,351	$779,836	$(414,494)	$(2,563)	$364,130
Net income for the three months ended September 26, 2020	—	—	—	12,607	—	12,607
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of shares withheld for employee taxes	931	10	(10,694)	—	—	(10,684)
Stock-based compensation related to stock options, ESPP and RSUs	—	—	10,488	—	—	10,488
Translation adjustments, net of tax	—	—	—	—	859	859
Change in actuarial valuation of defined benefit pension	—	—	—	—	(507)	(507)
Balances, September 26, 2020	136,078	$1,361	$779,630	$(401,887)	$(2,211)	$376,893

The following summarizes the changes in total equity for the three month period ended September 28, 2019:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated other comprehensive
(In thousands, except par value data)	Shares	Amount	capital	deficit	loss	Total
Balances, June 29, 2019	132,536	$1,325	$756,924	$(460,816)	$(2,256)	$295,177
Net income for the three months ended September 28, 2019	—	—	—	13,539	—	13,539
Common stock issued in connection with the exercise of stock options, ESPP and vested RSUs, net of shares withheld for employee taxes	966	10	(4,668)	—	—	(4,658)
Stock-based compensation related to stock options, ESPP and RSUs	—	—	5,680	—	—	5,680
Translation adjustments, net of tax	—	—	—	—	(93)	(93)
Balances, September 28, 2019	133,502	$1,335	$757,936	$(447,277)	$(2,349)	$309,645

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

Basis of Presentation and Use of Estimates

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In our opinion, they include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the SEC's rules and regulations for interim reporting. These Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended  December 28, 2019 ("2019 10-K").

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. As of September 26, 2020, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, some of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

We describe our accounting methods and practices in more detail in our 2019 10-K. There have been no changes to the significant accounting policies, procedures, or general information described in our 2019 10-K that have had a material impact on our consolidated financial statements and related notes.

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2020 will be a 53-week year and will end on January 2, 2021, and our fiscal 2019 was a 52-week year that ended December 28, 2019. Our third quarter of fiscal 2020 and third quarter of fiscal 2019 ended on September 26, 2020 and September 28, 2019, respectively. All references to quarterly or nine months ended financial results are references to the results for the relevant 13-week or 39-week fiscal period.

Concentrations of Risk

Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 82% and 81% for the third quarter of fiscal 2020 and 2019, respectively, and 81% and 82% for the nine months ended September 26, 2020 and September 28, 2019, respectively.

Distributors also account for a substantial portion of our net accounts receivable. Our two largest distributors accounted for 53% and 31% of net accounts receivable at September 26, 2020 and 40% and 38% of net accounts receivable at December 28, 2019. No other distributor or end customer accounted for more than 10% of net accounts receivable at these dates.

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

Note 2 - Net Income per Share

Our calculation of the diluted share count includes the number of shares from our equity awards with market conditions or performance conditions that would be issuable under the terms of such awards at the end of the reporting period. For equity awards with a market condition, the number of shares included in the diluted share count as of September 26, 2020 is determined by measuring the achievement of the market condition as of the end of the reporting period. For equity awards with a performance condition, no shares are included in the diluted share count as of September 26, 2020, as vesting of future tranches of these awards is contingent upon achievement of the performance condition over two consecutive trailing four-quarter periods, which has not yet been achieved. See "Note 9 - Stock-Based Compensation" to our consolidated financial statements for further discussion of our equity awards with market conditions or performance conditions.

A summary of basic and diluted Net income per share is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(in thousands, except per share data)	2020	2019	2020	2019
Net income	$12,607	$13,539	$31,403	$29,506

Shares used in basic Net income per share	135,598	132,997	134,903	132,065
Dilutive effect of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition	5,926	5,897	5,860	5,614
Shares used in diluted Net income per share	141,524	138,894	140,763	137,679

Basic Net income per share	$0.09	$0.10	$0.23	$0.22
Diluted Net income per share	$0.09	$0.10	$0.22	$0.21

The computation of diluted Net income per share excludes the effects of stock options, restricted stock units ("RSUs"), Employee Stock Purchase Plan ("ESPP") shares, and equity awards with a market condition or performance condition that are antidilutive, aggregating approximately the following number of shares:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(in thousands)	2020	2019	2020	2019
Stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition excluded as they are antidilutive	370	909	514	328

Note 3 - Revenue from Contracts with Customers

Disaggregation of revenue

The following tables provide information about revenue from contracts with customers disaggregated by major class of revenue, revenue by channel, and by geographical market, based on ship-to location of the end customer, where available, and ship-to location of distributor otherwise:

Major Class of Revenue	Three Months Ended				Nine Months Ended
	September 26,		September 28,		September 26,		September 28,
(In thousands)	2020		2019		2020		2019
Product	$96,650	94%	$97,477	94%	$285,871	95%	$287,185	95%
Licensing and services	6,392	6%	5,992	6%	15,076	5%	16,671	5%
Total revenue	$103,042	100%	$103,469	100%	$300,947	100%	$303,856	100%

Revenue by Channel	Three Months Ended				Nine Months Ended
	September 26,		September 28,		September 26,		September 28,
(In thousands)	2020		2019		2020		2019
Product revenue - Distributors	$84,409	82%	$84,135	81%	$245,016	81%	$248,234	82%
Product revenue - Direct	12,241	12%	13,342	13%	40,855	14%	38,951	13%
Licensing and services revenue	6,392	6%	5,992	6%	15,076	5%	16,671	5%
Total revenue	$103,042	100%	$103,469	100%	$300,947	100%	$303,856	100%

Revenue by Geographical Market	Three Months Ended				Nine Months Ended
	September 26,		September 28,		September 26,		September 28,
(In thousands)	2020		2019		2020		2019
United States	$10,455	10%	$9,296	9%	$33,634	11%	$32,352	11%
Other Americas	4,857	5%	2,838	3%	12,772	4%	9,518	3%
Americas	15,312	15%	12,134	12%	46,406	15%	41,870	14%
China	58,122	56%	57,301	55%	154,086	51%	157,648	52%
Taiwan	7,505	7%	6,796	7%	24,957	8%	14,147	5%
Japan	4,346	4%	10,262	10%	18,780	6%	31,534	10%
Other Asia	9,766	10%	5,285	5%	25,169	9%	22,171	7%
Asia	79,739	77%	79,644	77%	222,992	74%	225,500	74%
Europe	7,991	8%	11,691	11%	31,549	11%	36,486	12%
Total revenue	$103,042	100%	$103,469	100%	$300,947	100%	$303,856	100%

Contract balances

Our contract assets relate to our rights to consideration for licenses and royalties due to us as a member of the HDMI consortium, with collection dependent on events other than the passage of time, such as collection of licenses and royalties from customers by the HDMI licensing agent. The balance results primarily from the amount of estimated revenue related to HDMI that we have recognized to date, but which has not yet been collected by the agent. Contract assets are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The following table summarizes activity during the first nine months of fiscal 2020:

(In thousands)
Contract assets as of December 28, 2019	$5,569
Revenues recorded during the period	11,660
Transferred to Accounts receivable or collected	(12,091)
Contract assets as of September 26, 2020	$5,138

Contract liabilities are included in Accounts payable and accrued expenses on our Consolidated Balance Sheets. The following table summarizes activity during the first nine months of fiscal 2020:

(In thousands)
Contract liabilities as of December 28, 2019	$2,313
Accruals for estimated future stock rotation and scrap returns	4,474
Less: Release of accruals for recognized stock rotation and scrap returns	(2,571)
Prepayment for performance obligations expected to be satisfied within three months	336
Less: Revenue recognized on satisfaction of performance obligations	(179)
Contract liabilities as of September 26, 2020	$4,373

The impact to revenue from the release of accruals for recognized stock rotation and scrap returns was offset by the processing of return merchandise authorizations totaling approximately $3.0 million, yielding a net revenue reduction of approximately $0.4 million for the first nine months of 2020.

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

	September 26,	December 28,
(In thousands)	2020	2019
Accounts receivable	$73,043	$65,023
Less: Allowance for credit losses	(54)	(106)
Accounts receivable, net of allowance for credit losses	$72,989	$64,917

Inventories

	September 26,	December 28,
(In thousands)	2020	2019
Work in progress	$38,691	$39,855
Finished goods	20,797	15,125
Total inventories	$59,488	$54,980

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	September 26,	December 28,
(In thousands)	2020	2019
United States	$29,830	$32,313

China	1,390	1,683
Philippines	2,589	2,683
Taiwan	5,224	1,885
Japan	555	283
Other	194	383
Total foreign property and equipment, net	9,952	6,917
Total property and equipment, net	$39,782	$39,230

Accounts Payable and Accrued Expenses

Included in Accounts payable and accrued expenses in the Consolidated Balance Sheets are the following balances:

	September 26,	December 28,
(In thousands)	2020	2019
Trade accounts payable	$40,113	$44,350
Liability for non-cancelable contracts	7,769	6,964
Other accrued expenses	11,860	8,941
Total accounts payable and accrued expenses	$59,742	$60,255

Cloud Based Computing Implementation Costs

Under the guidance in ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), we are capitalizing the implementation costs for cloud computing arrangements, mainly for our integrated distributor accounting management systems. These cloud-based computing implementation costs are recorded in Prepaid expenses and other current assets and Other long-term assets on our Consolidated Balance Sheets. The following table summarizes activity during the first nine months of fiscal 2020:

(In thousands)
Cloud based computing implementation costs as of December 28, 2019	$2,543
Costs capitalized	646
Amortization	(388)
Cloud based computing implementation costs as of September 26, 2020	$2,801

Note 5 - Long-Term Debt

On May 17, 2019, we entered into a credit agreement (the “Current Credit Agreement”), which provides for a five-year secured term loan facility in an aggregate principal amount of $175.0 million and a five-year secured revolving loan facility in an aggregate principal amount of up to $75.0 million. Details of the term loan and the revolving loan (collectively, "long-term debt"), including the basis for interest, payment terms, and covenant compliance are described in the Current Credit Agreement and in the Notes to Consolidated Financial Statements in our 2019 10-K.

During the first nine months of fiscal 2020, we have made principal payments totaling $26.3 million, including $13.1 million in accelerated principal payments made during the second quarter of fiscal 2020 that fulfilled the required quarterly installments through the first quarter of fiscal 2021. We drew $50.0 million on our revolving loan facility during the first quarter of fiscal 2020. The fair value of our long-term debt approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

	September 26,	December 28,
(In thousands)	2020	2019
Principal amount	$171,875	$148,125
Unamortized original issuance discount and debt costs	(1,278)	(1,579)
Less: Current portion of long-term debt	(8,382)	(21,474)
Long-term debt, net of current portion and unamortized debt issue costs	$162,215	$125,072

As of September 26, 2020, the effective interest rate on the term loan was 1.62%, and the effective interest rate on the revolving loan was 1.42%. We pay a commitment fee of 0.20% on the unused portion of the revolving loan. Interest expense related to our long-term debt was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In thousands)	2020	2019	2020	2019
Contractual interest	$663	$1,686	$2,667	$8,991
Amortization of original issuance discount and debt costs	92	324	300	1,539
Total interest expense related to long-term debt	$755	$2,010	$2,967	$10,530

Expected future principal payments are based on the schedule of required quarterly installments. With the accelerated principal payments we made during the second quarter of fiscal 2020, our next required quarterly installment is due in the second quarter of fiscal 2021. As of September 26, 2020, expected future principal payments on our long-term debt were as follows:

Fiscal year	(in thousands)

2020 (remaining 3 months)	$-
2021	13,125
2022	17,500
2023	13,125
2024	128,125
$171,875

Note 6 - Restructuring

In March 2020, our management approved and executed an internal restructuring plan (the “Q1 2020 Plan”), which included a workforce reduction in order to reduce our operating cost structure by leveraging our low-cost regions as well as enhancing efficiency. Under the Q1 2020 Plan, we incurred restructuring expense of approximately $0.6 million during the third quarter of fiscal 2020 associated with additional headcount related costs. A total of $2.0 million has been incurred through September 26, 2020, and we believe this amount substantially approximates the total costs under the Q1 2020 Plan.

Under the Q2 2019 Sales Plan, which is described in the 2019 10-K, we incurred charges of less than $0.1 million during both the third quarter of fiscal 2020 and the nine months ended September 26, 2020. We recorded a net credit adjustment of approximately $0.1 million during the third quarter of fiscal 2019 and expenses of approximately $2.3 million during the nine months ended September 28, 2019. Approximately $2.0 million of net expense has been incurred through September 26, 2020 under the Q2 2019 Sales Plan. Substantially all actions planned under the Q2 2019 Sales Plan have been implemented.

Under the June 2017 Plan, which is described in the 2019 10-K, we incurred approximately $1.9 million of incremental restructuring costs in the third quarter of fiscal 2020 related to our partially vacated facility in San Jose, California due to changes in the estimated timing of subleasing the vacated space. Including these charges, we incurred expenses of approximately $2.0 million during the third quarter of fiscal 2020 and approximately $2.1 million during the nine months ended September 26, 2020. We incurred expenses of approximately $0.4 million and $2.4 million, respectively, during the third quarter of fiscal 2019 and during the nine months ended September 28, 2019. We have incurred approximately $21.2 million of total expense through September 26, 2020 under the June 2017 Plan, and all planned actions have been implemented. We expect the total cost of the June 2017 Plan to be approximately $22.0 million to $23.5 million as expenses related to our partially vacated facility in San Jose, California will be incurred over the remaining lease term.

These expenses were recorded to Restructuring charges on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accounts payable and accrued expenses and in Other long-term liabilities on our Consolidated Balance Sheets. The following table displays the activity related to our restructuring plans:

(In thousands)	Severance & Related (1)	Lease Termination & Fixed Assets	Software Contracts & Engineering Tools (2)	Other (3)	Total
Accrued Restructuring at December 28, 2019	$160	$6,585	$—	$865	$7,610
Restructuring charges	1,733	2,132	—	313	4,178
Costs paid or otherwise settled	(1,254)	(1,275)	—	(526)	(3,055)
Accrued Restructuring at September 26, 2020	$639	$7,442	$—	$652	$8,733

Accrued Restructuring at December 29, 2018	$1,814	$8,630	$218	$18	$10,680
Restructuring charges	625	2,482	—	1,612	4,719
Costs paid or otherwise settled	(2,279)	(3,714)	(218)	(96)	(6,307)
Accrued Restructuring at September 28, 2019	$160	$7,398	$-	$1,534	$9,092

(1)	Includes employee relocation and outplacement costs
(2)	Includes cancellation of contracts, asset impairments, and accelerated depreciation on certain enterprise resource planning and customer relationship management systems
(3)	Beginning in the second quarter of fiscal 2019, "Other" included termination fees on the cancellation of certain contracts under the Q2 2019 Sales Plan

Note 7 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center, the terms of which are described in our 2019 10-K. All of our facilities are leased under operating leases, which expire at various times through 2027, with a weighted-average remaining lease term of 5.1 years and a weighted-average discount rate of 7.0% as of September 26, 2020. We recorded fixed operating lease expenses of $1.9 million for the third quarter of both fiscal 2020 and fiscal 2019, and $5.7 million and $5.8 million for the first nine months of fiscal 2020 and 2019, respectively.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during the first nine months of fiscal 2020:

Operating lease right-of-use assets	(in thousands)
Balance as of December 28, 2019	$23,591
Right-of-use assets obtained for new lease contracts during the period	2,274
Reduction in the carrying amount of right-of-use assets during the period	(4,464)
Adjustments for present value and foreign currency effects	213
Balance as of September 26, 2020	$21,614

Operating lease liabilities	(in thousands)
Balance as of December 28, 2019	$26,124
Lease liabilities incurred for new lease contracts during the period	2,274
Accretion of lease liabilities	1,247
Operating cash used by payments on lease liabilities	(5,786)
Adjustments for present value, foreign currency, and restructuring liability effects	208
Balance as of September 26, 2020	24,067
Less: Current portion of operating lease liabilities	(4,562)
Long-term operating lease liabilities, net of current portion	$19,505

Maturities of operating lease liabilities as of September 26, 2020 are as follows:

Fiscal year	(in thousands)

2020 (remaining 3 months)	$1,086
2021	6,313
2022	5,121
2023	5,030
2024	4,848
Thereafter	6,774
Total lease payments	29,172
Less: amount representing interest	(4,966)
Less: amount representing restructuring liability adjustments	(139)
Total lease liabilities	$24,067

Prior to 2020, the reporting of future minimum lease commitments included the lease obligations associated with previously restructured facilities. Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $7.4 million at September 26, 2020 and continued to be recorded in Other long-term liabilities on our Consolidated Balance Sheets.

Note 8 - Intangible Assets

On our Consolidated Balance Sheets at September 26, 2020 and December 28, 2019, Intangible assets, net are shown net of accumulated amortization of $131.3 million and $127.4 million, respectively. During the third quarter of fiscal 2020, we entered into license agreements for third-party technology totaling approximately $0.4 million and have recorded them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In thousands)	2020	2019	2020	2019
Research and development	$17	$14	$45	$41
Amortization of acquired intangible assets	603	3,389	3,846	10,168
	$620	$3,403	$3,891	$10,209

Note 9 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In thousands)	2020	2019	2020	2019
Cost of revenue	$834	$453	$2,322	$982
Research and development	2,633	1,658	7,461	4,029
Selling, general, and administrative	7,021	3,569	20,445	8,324
Total stock-based compensation	$10,488	$5,680	$30,228	$13,335

Market-Based and Performance-Based Stock Compensation

In 2018 and 2019, we granted awards of RSUs with either a market condition or a performance condition to certain executives, as described in our 2019 10-K. During the first quarter of fiscal 2020, the Board of Directors approved a modification to the market condition measurement periods associated with the unvested portions of certain of the Company’s awards with a market condition that were granted prior to fiscal 2020. The modification extended the duration of the measurement period by adjusting the beginning date of each measurement period to the original grant date, resulting in approximately $1.8 million additional stock compensation expense during the first quarter of fiscal 2020.

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

During the third quarter of fiscal 2020, the market condition for awards granted in previous years exceeded the 75th percentile of the condition, and one-third of these awards vested at 250% or 200%, as applicable for the respective executive. During the second quarter of fiscal 2020, the first tranche of 33.3% of the base number of the awards with an EBITDA performance condition vested, as the Company had generated the specified "adjusted" EBITDA levels on a trailing four quarter basis for two consecutive trailing four-quarter periods as of the end of the previous quarter. During the first quarter of fiscal 2020, the market condition for awards granted to certain executives in the first quarter of fiscal 2019 exceeded the 75th percentile of the condition, and the first tranche of these awards vested at 200%. For our awards with a market condition or a performance condition, we incurred stock compensation expense, including the effect of the modification in the first quarter of fiscal 2020, of approximately $5.6 million and $0.9 million in the third quarter of fiscal 2020 and 2019, respectively, and of approximately $16.5 million and $2.9 million in the first nine months of fiscal 2020 and 2019, respectively, which is recorded as a component of total stock-based compensation expense.

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Total
Balance, December 28, 2019	1,163
Granted	349
Effect of vesting multiplier	440
Vested	(816)
Cancelled	(14)
Balance, September 26, 2020	1,122

Note 10 - Income Taxes

We are subject to federal and state income tax as well as income tax in the foreign jurisdictions in which we operate. For the third quarter of fiscal 2020, we recorded an income tax benefit of approximately $0.7 million, and for fiscal 2019, we recorded income tax expense of approximately $1.1 million. For the first nine months of fiscal 2020 and fiscal 2019, we recorded income tax expense of approximately $0.6 million and $1.5 million, respectively. Income taxes for the three and nine month periods ended September 26, 2020 and September 28, 2019 represent tax at the federal, state, and foreign statutory tax rates in addition to withholding taxes, changes in uncertain tax positions, changes in the U.S. valuation allowance, as well as other non-deductible items in foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rates for the three and nine months ended September 26, 2020 and for the three and nine months ended September 28, 2019 resulted primarily from the U.S. valuation allowance, foreign withholding taxes, foreign rate differentials, and the discrete impacts of uncertain tax positions due to lapsing of the statute of limitations.

We updated our evaluation of the valuation allowance position in the United States through September 26, 2020 and concluded that we should continue to maintain a full valuation allowance against the net federal and state deferred tax assets. In making this evaluation, we exercised significant judgment and considered estimates about our ability to generate revenue and taxable profits sufficient to offset expenditures in future periods within the U.S. We will continue to evaluate both positive and negative evidence in future periods to determine if we will realize the deferred tax assets. We do not have a valuation allowance in any foreign jurisdictions as we have concluded it is more likely than not that we will realize the net deferred tax assets in future periods.

Our liability recorded for uncertain tax positions (including penalties and interest) was $23.0 million and $24.6 million at September 26, 2020 and December 28, 2019, respectively, and is included as a component of Other long-term liabilities on our Consolidated Balance Sheets.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. As of September 26, 2020, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, some of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

Impact of COVID-19 on our Business

The COVID-19 pandemic has caused, and is expected to continue to cause, the global slowdown of economic activity (including the decrease in demand for goods and services), and significant volatility in and disruption to financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. We continue to take actions to safeguard the health and well-being of our employees and our business. We implemented social distancing policies at our locations around the world including working from home and eliminating virtually all travel. Furthermore, we continue to manage our cash position and liquidity needs in light of the rapidly changing environment, and we have additional resources available under our Credit Agreement, if needed. As a result of the accelerated debt payments we made during the second quarter of fiscal 2020 to reduce our future interest rate expense, we do not have any required debt payments until June 30, 2021.

As COVID-19 has spread globally and been declared a pandemic, the full extent of this outbreak, the related governmental, business and travel restrictions in order to contain this virus are continuing to evolve globally. We anticipate that these actions and the global health crisis caused by COVID-19 will negatively impact business activity across the globe. We expect our demand to be impacted in Q4 and potentially beyond Q4 given the global reach and economic impact of the virus. For example, governmental actions or policies or other initiatives to contain the virus, could lead to reductions in our end customers’ demand under which we would expect to lose revenue. We have previously seen and could again see delays or disruptions in our supply chain due to governmental restrictions. If our suppliers experience similar impacts, we may have difficulty sourcing materials necessary to fulfill customer production requirements and transporting completed products to our end customers.

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

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Three Months Ended				Nine Months Ended
	September 26,		September 28,		September 26,		September 28,
(In thousands)	2020		2019		2020		2019
Revenue	$103,042	100.0%	$103,469	100.0%	$300,947	100.0%	$303,856	100.0%

Gross margin	62,306	60.5	61,439	59.4	180,445	60.0	179,129	59.0

Research and development	22,439	21.8	20,032	19.4	66,590	22.1	59,074	19.4
Selling, general and, administrative	23,758	23.1	21,078	20.4	70,797	23.5	61,618	20.3
Amortization of acquired intangible assets	603	0.6	3,389	3.3	3,846	1.3	10,168	3.3
Restructuring charges	2,692	2.6	252	0.2	4,178	1.4	4,719	1.6
Income from operations	$12,814	12.4%	$16,688	16.1%	$35,034	11.6%	$43,550	14.3%

Revenue by End Market

We sell our products globally to a broad base of customers in three primary end market groups: Communications and Computing, Industrial and Automotive, and Consumer. We also provide Intellectual Property licensing and services to these end markets.

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

The following are examples of end market applications for the periods presented:

Communications and Computing	Industrial and Automotive	Consumer	Licensing and Services
Wireless	Security and Surveillance	Cameras	IP Royalties
Wireline	Machine Vision	Displays	Adopter Fees
Data Backhaul	Industrial Automation	Wearables	IP Licenses
Server Computing	Robotics	Televisions	Patent Sales
Client Computing	Automotive	Home Theater
Data Storage	Drones

The composition of our revenue by end market is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 26,		September 28,		September 26,		September 28,
(In thousands)	2020		2019		2020		2019
Communications and Computing	$44,257	43.0%	$41,891	40.4%	$128,592	42.7%	$117,320	38.5%
Industrial and Automotive	42,249	41.0	37,102	35.9	122,767	40.8	112,276	37.0
Consumer	10,144	9.8	18,484	17.9	34,512	11.5	57,589	19.0
Licensing and Services	6,392	6.2	5,992	5.8	15,076	5.0	16,671	5.5
Total revenue	$103,042	100.0%	$103,469	100.0%	$300,947	100.0%	$303,856	100.0%

Revenue from the Communications and Computing end market increased by 6% for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 and increased by 10% for the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 due to the continued adoption of our products used in servers and client computing platforms, as well as ongoing 5G infrastructure deployments.

Revenue from the Industrial and Automotive end market increased by 14% for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 and increased by 9% for the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 due primarily to increased demand for our products used in a broad range of applications including industrial automation and safety, robotics, embedded vision, and automotive electronics.

Revenue from the Consumer end market decreased by 45% for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 and decreased by 40% for the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. This segment has been impacted by lower end market demand due to the COVID-19 pandemic, as well as the expected shift in the mix of revenue towards our other market segments.

Revenue from the Licensing and services end market increased by 7% for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 primarily due to increased licensing revenue, and decreased by 10% for the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 primarily due to decreased HDMI revenue.

Revenue by Geography

We assign revenue to geographies based on ship-to location of the end customer, where available, and based upon the location of the distributor to which the product was shipped otherwise.

The composition of our revenue by geography is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 26,		September 28,		September 26,		September 28,
(In thousands)	2020		2019		2020		2019
Asia	$79,739	77.4%	$79,644	77.0%	$222,992	74.1%	$225,500	74.2%
Americas	15,312	14.9	11,691	11.3	46,406	15.4	36,486	12.0
Europe	7,991	7.7	12,134	11.7	31,549	10.5	41,870	13.8
Total revenue	$103,042	100.0%	$103,469	100.0%	$300,947	100.0%	$303,856	100.0%

Revenue from Distributors

Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to our primary distributors is presented in the following table:

	% of Total Revenue		% of Total Revenue
	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Weikeng Group	37.9%	30.6%	32.9%	29.7%
Arrow Electronics Inc.	24.7	24.3	24.9	25.1
All others	19.3	26.4	23.6	26.9
All distributors	81.9%	81.3%	81.4%	81.7%

Gross Margin

The composition of our Gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In thousands)	2020	2019	2020	2019
Gross margin	$62,306	$61,439	$180,445	$179,129
Percentage of net revenue	60.5%	59.4%	60.0%	59.0%
Product gross margin %	57.9%	56.9%	57.8%	56.6%
Licensing and services gross margin %	100.0%	100.0%	100.0%	100.0%

Gross margin, as a percentage of revenue, increased 110 basis points in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 and increased by 100 basis points for the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. Improved margins were driven by benefits from pricing optimization programs, product cost reductions, and product mix.

Because of its higher margin, the licensing and services portion of our overall revenue can have a disproportionate impact on Gross margin depending on the relative mix between product revenue and licensing and services revenue.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 26,	September 28,		September 26,	September 28,
(In thousands)	2020	2019	% change	2020	2019	% change
Research and development	$22,439	$20,032	12.0%	$66,590	$59,074	12.7%
Percentage of revenue	21.8%	19.4%		22.1%	19.4%

Research and development expense includes costs for compensation and benefits, stock compensation, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions. The increase in Research and development expense for the third quarter and first nine months of fiscal 2020 compared to the third quarter and first nine months of fiscal 2019 was due primarily to increased headcount to support the expansion of our programmable logic product portfolio and acceleration of our new product introduction cadence. We believe that a continued commitment to Research and development is essential to maintaining product leadership and providing innovative new product offerings and, therefore, we expect to continue to increase our investment in Research and development, particularly with expanded investment in the development of software solutions.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 26,	September 28,		September 26,	September 28,
(In thousands)	2020	2019	% change	2020	2019	% change
Selling, general, and administrative	$23,758	$21,078	12.7%	$70,797	$61,618	14.9%
Percentage of revenue	23.1%	20.4%		23.5%	20.3%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses. The increase in Selling, general, and administrative expense for the third quarter and first nine months of fiscal 2020 compared to the third quarter and first nine months of fiscal 2019 was due primarily to increased expenses for stock compensation and salaries, partially offset by reduced commissions resulting from our restructuring under the Q2 2019 Sales Plan.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 26,	September 28,		September 26,	September 28,
(In thousands)	2020	2019	% change	2020	2019	% change
Amortization of acquired intangible assets	$603	$3,389	(82.2)%	$3,846	$10,168	(62.2)%
Percentage of revenue	0.6%	3.3%		1.3%	3.3%

The decrease in Amortization of acquired intangible assets for the third quarter and first nine months of fiscal 2020 compared to the third quarter and first nine months of fiscal 2019 is due to the end of the amortization period for the majority of our acquired intangible assets during the first quarter of fiscal 2020.

Restructuring Charges

The composition of our Restructuring charges, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 26,	September 28,		September 26,	September 28,
(In thousands)	2020	2019	% change	2020	2019	% change
Restructuring charges	$2,692	$252	968.3%	$4,178	$4,719	(11.5)%
Percentage of revenue	2.6%	0.2%		1.4%	1.6%

Restructuring charges are comprised of expenses resulting from reductions in our worldwide workforce, consolidation of our facilities, removal of fixed assets from service, and cancellation of software contracts and engineering tools. Details of our restructuring plans and expenses incurred under them are discussed in "Note 6 - Restructuring" to our Consolidated Financial Statements in Part I, Item 1 of this report.

The increase in restructuring expense in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 was due primarily to the incremental costs related to our partially vacated facility in San Jose, California under the June 2017 Plan and the additional headcount related costs under the Q1 2020 Plan. The decrease in restructuring expense in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 was driven by lower charges in the current year period for facility closures under the June 2017 Plan, and by lower charges in the current year period for severance under the Q1 2020 Plan compared to charges in the prior year period resulting from contract cancellation under the Q2 2019 Sales Plan.

Interest Expense

The composition of our Interest expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 26,	September 28,		September 26,	September 28,
(In thousands)	2020	2019	% change	2020	2019	% change
Interest expense	$(792)	$(2,022)	(60.8)%	$(2,914)	$(10,547)	(72.4)%
Percentage of revenue	(0.8)%	(2.0)%		(1.0)%	(3.5)%

Interest expense is primarily related to our long-term debt, which is further discussed under the Credit Arrangements heading in the Liquidity and Capital Resources section, below. This interest expense is comprised of contractual interest and amortization of original issue discount and debt issuance costs based on the effective interest method.

The decrease in Interest expense for the third quarter and first nine months of fiscal 2020 compared to the third quarter and first nine months of fiscal 2019 was largely driven by the significant reduction in the effective interest rate on our long-term debt, coupled with the additional principal payments made in previous periods.

Other Expense, net

The composition of our Other expense, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 26,	September 28,		September 26,	September 28,
(In thousands)	2020	2019	% change	2020	2019	% change
Other expense, net	$(70)	$(61)	14.8%	$(83)	$(2,017)	(95.9)%
Percentage of revenue	(0.1)%	(0.1)%		(0.0)%	(0.7)%

For the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019, Other expense, net changed primarily due to the non-recurrence of the $2.2 million loss on refinancing charge taken to write off the remaining unamortized balance of debt costs and original issue discount related to the long-term debt refinanced during the prior year period.

Income Taxes

The composition of our Income tax expense is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 26,	September 28,		September 26,	September 28,
(In thousands)	2020	2019	% change	2020	2019	% change
Income tax (benefit) expense	$(655)	$1,066	(161.4)%	$634	$1,480	(57.2)%

Our Income tax expense is composed primarily of foreign income and withholding taxes, partially offset by benefits resulting from the release of uncertain tax positions ("UTP") due to statute of limitation expirations that occurred in the respective periods. The decrease in expense in the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019 is primarily due to release of uncertain tax positions due to statute of limitations expirations.  The increase in expense in the first nine months of fiscal 2020 as compared to the first nine months of fiscal 2019 is primarily due to increase in foreign withholding taxes and UTP expense partially offset by release of uncertain tax positions due to statute of limitations expirations.

We are not currently paying U.S. federal income taxes and do not expect to pay such taxes until we fully utilize our tax net operating loss and credit carryforwards. We expect to pay a nominal amount of state income tax. We are paying foreign income taxes, which are primarily related to withholding taxes on income from foreign royalties, foreign sales, and the cost of operating offshore research and development, marketing, and sales subsidiaries. We updated our evaluation of the valuation allowance position in the United States through September 26, 2020 and concluded that we should continue to maintain a full valuation allowance against the net federal and state deferred tax assets. We will continue to evaluate both positive and negative evidence in future periods to determine if we will realize the deferred tax assets. We accrue interest and penalties related to uncertain tax positions in income tax expense on our Consolidated Statements of Operations. The inherent uncertainties related to the geographical distribution and relative level of profitability among various high and low tax jurisdictions make it difficult to estimate the impact of the global tax structure on our future effective tax rate.

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

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. As of September 26, 2020, we did not have significant long-term commitments for capital expenditures. In the future, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, acquisitions, securing additional wafer supply, increasing our working capital, or other operations, we may seek to obtain equity or additional debt financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also seek to obtain equity or additional debt financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs. On May 17, 2019, we entered into our Current Credit Agreement that is discussed under the "Credit Arrangements" heading, below.

Cash and cash equivalents

(In thousands)	September 26, 2020	December 28, 2019	$ Change	% Change
Cash and cash equivalents	$182,268	$118,081	$64,187	54.4%

As of September 26, 2020, we had Cash and cash equivalents of $182.3 million, of which approximately $103.6 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of September 26, 2020, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net increase in Cash and cash equivalents of $64.2 million between December 28, 2019 and September 26, 2020 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first nine months of fiscal 2020 was $69.0 million compared to $84.8 million for the first nine months of fiscal 2019. This decrease of $15.8 million was driven by changes in working capital, primarily the increase in accounts receivable and inventory partially offset by the reduction in prepaid expenses and other current assets, netting to $24.8 million, which was partially offset by an increase of $9.0 million provided by improved operating performance. We are using cash provided by operating activities to invest in our operations.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software licenses, and, in the prior year, short-term marketable securities. Net cash used by investing activities in the first nine months of fiscal 2020 was $16.6 million compared to $7.8 million in the first nine months of fiscal 2019. This $8.8 million change was primarily due to the non-recurrence of the $9.7 million provided by our liquidation of all short-term investments in the first quarter of fiscal 2019. Total cash used for capital expenditures and payments for software licenses decreased $0.9 million to $16.6 million in the first nine months of fiscal 2020 from $17.5 million in the first nine months of fiscal 2019 primarily due to lower expenditures for test equipment and software enhancements.

Financing activities — Financing cash flows consist primarily of activity on our long-term debt, proceeds from the exercise of options to acquire common stock, and tax payments related to the net share settlement of restricted stock units. During the first nine months of fiscal 2020, we drew $50.0 million on our revolving loan facility to further strengthen our liquidity position, and we paid quarterly installments totaling $26.3 million on our long-term debt, which fulfilled the required quarterly installments through the first quarter of fiscal 2021. During the first nine months of fiscal 2019, we made a total of $107.0 million in principal payments in addition to the cash flows related to refinancing our long-term debt. Payments for tax withholdings on vesting of RSUs partially offset by employee exercises of stock options used net cash flows of $12.8 million in the first nine months of fiscal 2020, which is a change of approximately $21.2 million from the $8.4 million provided in the first nine months of fiscal 2019.

Accounts receivable, net

(In thousands)	September 26, 2020	December 28, 2019	$ Change	% Change
Accounts receivable, net	$72,989	$64,917	$8,072	12.4%
Days sales outstanding - Overall	65	59	6

Accounts receivable, net as of September 26, 2020 increased by approximately $8.1 million, or 12%, compared to December 28, 2019. This increase resulted primarily from the timing of shipments to certain customers in September 2020 compared to December 2019. We calculate Days sales outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	September 26, 2020	December 28, 2019	$ Change	% Change
Inventories	$59,488	$54,980	$4,508	8.2%
Days of inventory on hand	133	123	10

Inventories as of September 26, 2020 increased $4.5 million, or approximately 8%, compared to December 28, 2019 primarily to meet the increased demands of our customers.

The Days of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of sales in that quarter. We calculate Days of inventory on hand on the basis of a 365-day year as Inventories at the end of the quarter divided by Cost of sales during the quarter annualized and then multiplied by 365. Our Days of inventory on hand increased to 133 days at September 26, 2020 from 123 days at December 28, 2019. This increase resulted from inventory increases to meet the increased demands of our customers.

Credit Arrangements

On May 17, 2019, we entered into our Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and other lenders. The details of this arrangement are described in "Note 6 - Long-Term Debt" in the Notes to Consolidated Financial Statements of our 2019 10-K.

As of September 26, 2020, we had no significant long-term purchase commitments for capital expenditures or existing used or unused credit arrangements beyond the secured revolving loan facility described above.

Share Repurchase Program

On March 24, 2020, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $40.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. No shares have been repurchased under this program during the quarter ended September 26, 2020. We expect that all future repurchases will be open market transactions funded from available working capital.

Contractual Cash Obligations

There have been no material changes to our contractual cash obligations outside of the ordinary course of business in the first nine months of fiscal 2020, as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 28, 2019.

Off-Balance Sheet Arrangements

As of September 26, 2020, we did not have any off-balance sheet arrangements of the type described by Item 303(a)(4) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We do not believe there has been any material impact to our internal controls over financial reporting notwithstanding that most of our employees are working remotely due to the COVID-19 pandemic. We continue to monitor and assess the COVID-19 situation on our internal controls to address any potential impact on their design and operating effectiveness.

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

Our customers or suppliers could also become subject to U.S. regulatory scrutiny or export restrictions. For example, the U.S. Justice Department filed criminal charges against one of our customers in China and imposed a licensing requirement on this customer in May 2019, which has limited our ability to do business with this customer. In 2020, the U.S. imposed additional regulatory restrictions on the sale of U.S. controlled technology to customers in China, including establishing additional licensing requirements for the sale of U.S.-originated technology for certain applications or to companies that participate in the Chinese national security supply chain and limiting the fabrication of devices for certain Chinese companies where U.S. technology is involved in the fabrication process. Furthermore, in August 2020 the U.S. established additional licensing requirements for one of our China customers and its affiliates that limit any sales of products to that customer or for that customer’s products absent a license. The U.S. government may add additional Chinese companies to its restricted entity list or impose additional licensing requirements that we may be unable to meet in a timely manner or at all. Where license requirements are imposed, there can be no assurance that the U.S. government will grant licenses to permit the continuation of business with these customers. Future sanctions similar to those imposed in the past and to those recently imposed could adversely affect our ability to earn revenue from these and similar customers. In addition, the imposition of sanctions on customers in China may cause those customers to seek domestic alternatives to our products and those of other United States semiconductor companies. Further, the Chinese government has indicated its intention to develop an unreliable entity list, which may limit the ability of companies on the list to engage in business with Chinese customers. We cannot predict what impact these and future actions, sanctions or criminal charges could have on our customers or suppliers, and therefore our business. If any of our other customers or suppliers become subject to sanctions or other regulatory scrutiny, if our customers are affected by tariffs or other government trade restrictions, or if we become subject to retaliatory regulatory measures, our business and financial condition could be adversely affected.

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

Date: October 29, 2020