Form 10-K
period 2021-01-02
LATTICE SEMICONDUCTOR CORP
filed 2021-02-26
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED January 2, 2021
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

________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

________________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 27, 2020	$3,252,740,803
Number of shares of common stock outstanding as of February 19, 2021	136,532,920

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

Forward-looking statements include, but are not limited to, statements about: our opportunities to increase our addressable market; our expectations and strategies regarding market trends and opportunities, including market segment drivers such as 5G infrastructure deployments, cloud and enterprise servers, client computing platforms, industrial Internet of Things, factory automation, automotive electronics, smart homes and prosumers; our beliefs about who we may compete with and how we are differentiated from those competitors; our future investments in research and development and our research and development expense efficiency; whether we will experience seasonality or cyclicality; our expectations about our patent portfolio, including the expiration of patents, whether, when and where we will make future filings, and the value of the patents generally and to our business; our ability to attract and retain personnel and their importance to our performance; our target or expected financial performance and our ability to achieve those results; future financial results or accounting treatments; future impacts of the COVID-19 pandemic, including as a result of actions by governments, businesses, and individuals in response to the situation, on consumer, industrial, and financial markets, our business operations, supply chain and partners, financial performance, results of operations, financial position, and the achievement of our strategic objectives; our use of cash; our judgments involved in accounting matters, including revenue recognition, inventories and cost of revenue and income taxes; our investments in research and development; the continued effectiveness of our internal controls over financial reporting; our expectations regarding product offerings; whether we will consider and act upon acquisition opportunities to extend our product, technology and product offerings; our expectations regarding our customer base; the expected costs of our restructuring plans; our expectations regarding taxes, including unrecognized tax benefits, and tax adjustments and allowances; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; and our beliefs regarding legal proceedings.

These forward-looking statements are based on estimates and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those statements expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include the effects of the COVID-19 pandemic and the actions by governments, businesses, and individuals in response to the situation, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; global economic conditions and uncertainty, including as a result of trade-related restrictions or tariffs, the concentration of our sales in certain end markets, particularly as it relates to the concentration of our sales in the Asia Pacific region, market acceptance and demand for our existing and new products, market and technology trends, our ability to license or sell our intellectual property, any disruption of our distribution channels, the impact of competitive products and pricing, the effect of any downturn in the economy on capital markets and credit markets, unanticipated taxation requirements or positions of the U.S. Internal Revenue Service or other taxing authority, unanticipated effects of tax reform, or unexpected impacts of accounting guidance. In addition, actual results are subject to other risks and uncertainties that relate more broadly to our overall business, including those more fully described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission ("SEC"), including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

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

Our field programmable gate array ("FPGA") devices enable us to provide our customers with a strong, growing base of control, connect, and compute technologies. We believe there are multiple growth areas that will allow us to increase our addressable market. In particular, we believe there are several emerging trends in servers, infrastructure, and smart devices that are opportunities for Lattice:

●	With the growth of hyperscale data centers, our “processor agnostic” solutions are ideal for control and connect functions in enterprise and data center server applications.
●	With the expected continued communications infrastructure build-out from 5G deployment, Lattice solutions are being adopted to control and connect a variety of functions in critical systems.
●

With the increase in electrification and the proliferation of sensors in smart factories, smart homes, and automobiles, our low power, small form factor solutions are ideal for everything from battery powered systems and sensor applications to embedded vision.

●

With the increase in artificial intelligence, machine learning, and a multitude of applications at the network edge, Lattice devices support applications that often act independently and need to make instantaneous decisions. Our solutions provide the computing and learning capabilities to perform functions like face detection, image recognition, and video analytics.

●

With the demand for more hardware security in the communications, computing, industrial, automotive, and consumer markets, our hardware root of trust devices provide platform firmware resilience. This provides a secure boot for systems that are dependent on processors.

To serve these emerging needs, customer solutions require low power, memory bandwidth, processing power, and the ability to integrate complex functionality into a highly compact footprint. These requirements align to the capabilities of our FPGA devices. Our flexible, low power, small form factor, easy to use FPGAs put us in a unique position to meet these growing market needs.

Our Markets and Customers

We sell our products globally in three end market groups: Communications and Computing, Industrial and Automotive, and Consumer. We also provide Intellectual Property ("IP") licensing and services to these end markets.

In the Communications and Computing Market, our solutions play key roles in computing systems such as servers and clients, 5G wireless infrastructure, switches / routers, and other related applications.

Our Communications and Computing customers need to address a variety of challenges.

●	As client compute devices become smaller and smarter, there is a need for small form factor devices with power efficiency to interface with a variety of sensors and add intelligence.
●	As server architectures become increasingly complex, customers need simplified control logic, enhanced hardware platform security, system status monitoring, and rigorous power and thermal management.
●

Networks typically require progressively higher bandwidth and increased reliability as more data is demanded by consumer and other connected devices. Bandwidth demands are also driven by the rapid transition to cloud-based infrastructure.

●	As wireless cell sites become more compact without fans, there is a growing requirement for smaller form factors optimized for low power consumption.

Lattice FPGAs solve these customer problems. Our FPGAs are optimized for input/output ("I/O") expansion, low cost per look-up table, hardware acceleration, and hardware management. Our FPGAs consume power at very low rates, which reduces operating costs and supports the continued miniaturization of consumer devices. Their small form factor enables higher functional density in less space. Finally, our FPGAs are I/O rich, which allows for more connections with system application specific integrated circuits ("ASICs") and application specific standard products ("ASSPs").

Examples of where our products enable intelligent automation in the Industrial and Automotive Market include industrial Internet of Things ("IoT"), machine vision, robotics, factory automation, driver assistance, and automotive infotainment.

Our Industrial and Automotive customers face numerous challenges:

●	As smart factories develop, sensors are proliferating and machine vision is becoming higher definition, in turn requiring increasing amounts of data to be gathered, connected, and processed.
●

Cars, trucks, and trains are also becoming smarter and more connected. Drivers and passengers are demanding better in-cabin experiences including entertainment, diagnostics, and enhanced safety — often involving multiple displays, cameras, and sensors.

●	As factories and automotive manufacturers continue their evolution of computerization, power reduction, faster time to design-in and market, lower costs are becoming increasingly normal.
●	Mission-critical defense applications demand increasing reliability, while being optimized for size, weight, power, and cost ("SWaP-C").

Our product portfolio helps solve these challenges. Our small-sized, low-power FPGAs not only provide the I/O expansion, bridging, connectivity, and processing inherent in FPGAs, but they also form the backbone of several integrated solutions, including motor control, complete High Definition ("HD") camera and DVR solutions on a single FPGA device, and Human-Machine Interfaces ("HMI") on a chip.

In the Consumer Market, you can find our solutions making products smarter and thinner, including: smart home devices, prosumer devices, sound bars, high end projectors, Augmented Reality ("AR") / Virtual Reality ("VR"), and wearables.

Our Consumer customers are driven by the need to deliver richer and more responsive experiences. They typically require:

●	More intelligence and computing power. Products need to be "always-on" and "always-aware."
●	Longer battery lives for handheld devices and reduced energy consumption for plugged-in devices.
●	Real-time transmission of higher resolution video content on larger screen sizes.
●	Fast design cycles. Products must be quickly and easily differentiated.
●	Smaller form factors. Products need to lay flatter on the wall or fit more easily in people’s pockets.
●	Various levels of video processing and analytics.

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

Field Programmable Gate Arrays (“FPGAs”)

FPGAs are regular arrays of logic that can be custom-configured by the user through software. This programmability allows our customers flexibility and reduced time to market while allowing us to offer the chips to many different customers in many different markets. Four product families anchor our FPGA offerings:

●

The Certus-NX and ECP families are our “General Purpose FPGAs” and address a broad range of applications across multiple markets. They offer customers the optimal cost per gate, Digital Signal Processing ("DSP") capability, and Serialize-Deserialize ("SerDes") connectivity. ECP devices are optimized for the Communications and Computing market but also find significant use in the Industrial, Automotive, and Consumer markets.

●

The MachXO families are known as “Control & Security FPGAs” and are optimized for platform management and security applications. They are control oriented and offer the most optimized cost per I/O, along with the lowest cost per look-up table. MachXO families are widely used across our three end market groups: Communications and Computing, Industrial and Automotive, and Consumer. Our latest generation MachXO3D and Mach-NX FPGAs come with pre-verified cryptographic functions to enable Hardware Root-of-Trust functionality, which is needed for systems to have platform firmware resiliency, i.e. the ability to protect, detect, and recover from unauthorized firmware attacks.

●	iCE40 families are known as “Ultra Low Power FPGAs.” Their small size and ultra-low power make them the optimal products for each of our core segments where small form factor and customizing is required. The latest member of the family, iCE40 UltraPlus, is focused on IoT edge devices with its Artificial Intelligence ("AI") capabilities, low power, and small form factor.
●

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

To enable our customers to get to market faster we support our FPGAs with intellectual property cores, reference designs, development kits, and design software. We are investing in our design software, such as Lattice Radiant, to deliver best-in-class tools that enable predictable design convergence, and Lattice Propel for unparalleled ease in creating embedded processor-based designs. Further, we have developed integrated system-level solution stacks, such as Lattice sensAI, as well as Lattice mVision for low power embedded vision, and Lattice Sentry for implementing hardware security. We combine all of these elements to solve specific customer problems such as the need to quickly implement low power AI inferencing in Edge applications.

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

Intellectual Property (IP) Licensing and Services

Lattice has a broad set of technological capabilities and many U.S. and international patents. We generate revenue from our technology portfolio via upfront fees and on-going royalty payments through the following activities:

●

Standard IP Licensing - these activities include our participation in two consortia for the licensing of High-Definition Multimedia Interface ("HDMI") and Mobile High-Definition Link ("MHL") technologies to customers who adopt the technology into their products and voluntarily report their usage and royalties. The royalties are split among consortium members, including us.

●

IP Core Licensing - some customers need Lattice’s technology for specific functions or features, but for various reasons are not able to use our silicon solutions. In those cases, we may license our IP cores, which they can integrate into their own ASICs. In contrast to the use of consortia, these licensing activities are generally performed internally.

●

Patent Monetization - we sell certain patents from our portfolio generally for technology that we are no longer actively developing. The revenue from these sales generally consists of upfront payments and potential future royalties.

●	IP Services - projects and design services for customers who wish to develop specific solutions that harness our proven technology and expertise.

Research and Development

We place a substantial emphasis on new product development, where return on investment is the key driver. We believe that continued investment in research and development is required to maintain and improve our competitive position. Our research and development activities are focused on new proprietary products, advanced packaging, existing product enhancements, software development tools, soft IP cores and application focused solutions. These research and development activities occur primarily at our sites in Hillsboro, Oregon; San Jose, California; Shanghai, China; and Muntinlupa City, Philippines.

We believe that a continued commitment to research and development is essential to maintaining product leadership and providing an increased cadence of innovative new product offerings and, therefore, we expect to continue to make significant future investments in research and development.

Operations

We do not manufacture our own silicon products. We maintain strategic relationships with large, established semiconductor foundries to source our finished silicon wafers. This strategy allows us to focus our internal resources on product and market development and eliminate the fixed cost of owning and operating semiconductor manufacturing facilities. We are able to take advantage of the ongoing advanced process technology development efforts of semiconductor foundries and apply those technologies when they become most economically beneficial to us and to our customers.

We rely on third party vendors to provide cost-effective and efficient supply chain services. Among other activities, these outsourced services relate to direct sales logistics, which include order fulfillment, inventory management and warehousing, and the shipment of inventory to third party distributors.

Wafer Fabrication

Lattice partners with Samsung Semiconductor ("Samsung") to develop and manufacture the first low-power FPGA on 28nm FDS technology, which is used in our latest Nexus FPGA platform of products. We partner with United Microelectronics Corporation ("UMC") and its subsidiary United Semiconductor Japan Corporation ("USJC") to manufacture our products on its 130nm, 90nm, 65nm & 40nm CMOS process technologies, as well as embedded flash memory in these process nodes. Taiwan Semiconductor Manufacturing Company Ltd. (“TSMC”) manufactures our 350nm, 130nm, 55nm and 40nm products. Seiko Epson ("Epson") manufactures our 500nm, 350nm, 250nm and 180nm products.

We source silicon wafers from our foundry partners, Samsung, UMC, USJC, TSMC, and Epson, pursuant to agreements with each company and their respective affiliates. We negotiate wafer volumes, prices and other terms with our foundry partners and their respective affiliates on a periodic basis.

Assembly

All of our assembly and test operations are performed by industry-leading outsourced assembly & test suppliers ("OSAT's") with our primary supplier being Advanced Semiconductor Engineering, Inc. ("ASE"). We perform certain test operations as well as reliability and quality assurance processes internally during the development process. We have achieved and maintained ISO9001:2015 Quality Management Systems Certification and released a line of products qualified to the AEC-Q100 Reliability Standard in support of Automotive product offerings in addition to ISO26262 certification on both automotive products and software.

After wafer fabrication and initial testing, we ship wafers to independent subcontractors for assembly. During assembly, wafers are separated into individual die and encapsulated in plastic packages. We have qualified two major assembly partners, ASE and Amkor Technology ("Amkor") and are second sourced where volume and customer requirements are necessary. All ASE and Amkor manufacturing of our products is in Asia. We negotiate assembly prices, volumes and other terms with our assembly partners and their respective affiliates on a periodic basis.

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

Following assembly, but prior to customer shipment, each product undergoes final testing and quality assurance procedures. Final testing is performed by ASE and Amkor.

Sales and Revenue

We generate revenue by monetizing our technology and patents through product and technology sales. This involves the channel and direct sales of silicon-based products, as well as the licensing or sale of intellectual property that we have developed or acquired, some of which we use in our products, and certain design services that we may provide.

Sales and Customers

We primarily sell our products to customers from Lattice Semiconductor Corporation or our wholly-owned subsidiary, Lattice SG Pte. Ltd. Independent distributors are significant customers, and a substantial portion of our sales are made to this channel. Additionally, we sell both directly and through a network of independent manufacturers' representatives. We also employ a direct sales management and field applications engineering organization to support our end customers and indirect sales resources. End customers for our products are primarily OEMs in the Communications and Computing, Industrial and Automotive, and Consumer end markets. Our sales team uses our position within these OEMs to drive multi-generation design wins and leverages our distribution partners to grow our broad customer base.

We provide global technical support to our end customers with engineering staff based at our headquarters, product development centers and selected field sales offices. We maintain numerous domestic and international field sales offices in major metropolitan areas.

In fiscal years 2020, 2019, and 2018, sales to distributors accounted for approximately 83%, 82%, and 83%, respectively, of our net revenue. We depend on our distributors to sell our products to end customers, complete order fulfillment, and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. We have two global distributors. We also have regional distribution in Asia, Japan, and Israel, and we sell through three major on-line distributors. Revenue from foreign sales as a percentage of total revenue was 89%, 89%, and 90% for fiscal 2020, 2019, and 2018, respectively. We assign revenue to geographies based on ship-to location of our customers. Both foreign and domestic sales are denominated in U.S. dollars.

Backlog

Our backlog consists of orders from distributors and certain Original Equipment Manufacturers ("OEMs") that require delivery within the next year. Historically, our backlog has not been a predictor of future sales or customer demand for the following reasons:

●	Purchase orders, consistent with common industry practices, can generally be revised or canceled up to 30 days before the scheduled delivery date without significant penalty.
●	A sizable portion of our revenue comes from our "turns business," where the product is ordered and delivered within the same quarter.

Seasonality

We may periodically experience variability in our sales volumes and financial results due to seasonal trends in the end markets we serve, the cyclical nature of the semiconductor industry, and general economic conditions.

Intellectual Property, Patents, and Licensing

We seek to protect our products, technologies, and intellectual property primarily through patents, trade secrets, copyrights, trademark registrations, licensing restrictions, confidentiality agreements, and other approaches designed to protect proprietary information. We hold numerous United States and international patents and have patent applications pending in the United States and internationally. In addition to protecting innovations designed into our products, our ownership and maintenance of patents is an important factor in the determination of our share of the royalties for the HDMI standard. Our current patents will expire at various times between 2021 and 2039, subject to our payment of periodic maintenance fees. We believe that our patents have value, and we expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We have acquired various licenses from third parties to certain technologies that are implemented in IP cores or embedded in our products. These licenses support our continuing ability to make and sell these products to our customers. While our various IP rights are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses.

Human Capital Management

We provide a safe and positive work environment for our employees that emphasizes respect for individuals and ethical conduct, learning and development, facilitated by a direct employee engagement model. The health and safety of our employees is of utmost important to us. During the COVID-19 pandemic, we have taken actions to safeguard the health and well-being of our employees and our business. We implemented social distancing policies at our locations around the world including working from home and eliminating substantially all travel. Recognizing and respecting our global presence, we strive to maintain a diverse and inclusive workforce everywhere we operate. As of January 2, 2021, we had 746 employees worldwide.

We believe our employees are the foundation of our success and that our future growth depends, in part, on our ability to continue to attract and retain key technical, sales, and management personnel, particularly highly-skilled engineers involved in the design, development, and support of new and existing products and processes. In order for us to attract the best talent, we provide a collaborative, diverse, inclusive and innovative work environment, competitive compensation, and recognition to give our employees the opportunity to grow. We are focused on developing diverse teams and continuing to build an inclusive culture that inspires leadership, encourages innovative thinking, and supports the development and advancement of all.

Our human capital management objectives include identifying, recruiting, incentivizing, and integrating our existing and future employees. We strive to attract and retain talented employees by offering competitive compensation and benefits that support their health, financial and emotional well-being. Our compensation philosophy is based on rewarding each employee’s individual contributions and striving to achieve equal pay for equal work. We use a combination of fixed and variable pay including base salary, bonuses, performance awards and stock-based compensation. The principal purposes of our equity incentive plans are to attract, retain and motivate employees through the granting of stock-based compensation awards. We offer employees benefits that vary by country and are designed to address local laws and cultures and to be competitive in the marketplace.

Corporate Information and Public Information Availability

Our corporate headquarters are located at 5555 NE Moore Court, Hillsboro, Oregon 97124, and our website is www.latticesemi.com. Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K. Our common stock trades on the NASDAQ Global Select Market under the symbol LSCC.

We make available, free of charge through the Investor Relations section of our website at ir.latticesemi.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports and statements as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. You may also obtain free copies of these materials by contacting our Investor Relations Department at 5555 NE Moore Court, Hillsboro, Oregon 97124, telephone (503) 268-8000. Our SEC filings are also available at the SEC's website at www.sec.gov.

Our investor relations website also provides notifications of news or announcements regarding our financial performance and other items that may be material or of interest to our investors, including SEC filings, press releases, earnings releases, and webcasts of our earnings calls. Further, corporate governance information, including our corporate governance policies, director code of ethics, code of conduct, board committee charters, conflict minerals report and conflict minerals policy, is also available on the investor relations section of our website.

The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

ITEM 1A. Risk Factors

The following risk factors and other information included in this Annual Report should be carefully considered in their entirety before making an investment decision relating to our common stock. If any of the risks described below occur, our business, financial condition, operating results, and cash flows could be materially adversely affected, and the trading price of our common stock could decline. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and operating results, particularly in light of the rapidly changing nature of the COVID-19 pandemic containment measures and the related impacts to economic and operating conditions.

Risk Factor Summary

Factors Related to Economic, Legal, Regulatory & Political Business Conditions

●	The impact of the COVID-19 pandemic on our business.
●	Economic, legal, regulatory, political, and business conditions related to our global business.
●	The impact of tariffs, trade sanctions or similar actions on our business.

Factors Related to Manufacturing our Products

●	The concentration of subcontractors that we rely on to supply and fabricate silicon wafers for our semiconductor products.
●	Our achievement of continued yield improvement.
●	The impacts of shortages in, or increased costs of, wafers and other materials.
●	Potential warranty claims and other costs related to our products.
●	Material change in the agreements governing encryption keys that could restrict product shipment or significantly increase the cost to track products throughout the distribution chain.

Factors Related to Intellectual Property and Litigation

●	Fluctuations in our revenue and margins caused by the intellectual property licensing component of our business strategy.
●	Material fluctuations in our revenue and gross margins caused by our sale of patents and intermittent significant licensing transactions.
●	The impact of actual and potential litigation and unfavorable results of legal proceedings on our business.
●	Variability in our share of adopter fees and royalties for the HDMI standard as a result of our evolving participation in the HDMI standard.
●	Our ability to protect our new and existing intellectual property rights.

Factors Related to Overall General Business & Operations

●	Proper functioning of our internal processes and information technology systems, including in response to data breaches, cyber-attacks, or cyber-fraud.
●	Goodwill impairments and other impairments under U.S. GAAP that may impact our business.
●	Changes to financial accounting standards applicable to us and any related changes to our business practices.
●	Exposure to unanticipated tax consequences as a result of changes in effective tax rates, tax laws and our global organizational structure and operations.
●	Weakness in our internal control over financial reporting.
●	Our ability to compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel.
●	Limitations to our flexibility caused by our outstanding indebtedness.
●	Our failure to adequately foresee and insure against risks related to our business.

Factors Related to Our Markets and Product Development

●	Cyclical market patterns and potential downturns in our industry or our end markets.
●	Our ability to develop and introduce new products that achieve customer and market acceptance.
●	Competition with companies that have significantly greater resources than us and numerous other product solutions.
●	Our reliance on independent contractors and third parties to provide key services in our product development and operations.

Factors Related to Our Sales and Revenue

●	Our dependence on our distributors and a concentrated group of end customers.
●	Fluctuations in and the unpredictability of our business and our sales cycles.
●	Accounting requirements related to sales through our distribution channel.

Factors Related to Strategic Transactions

●	Disruption in and impacts of acquisitions, divestitures, strategic investments and strategic partnerships on our business.

Factors Related to Economic, Legal, Regulatory & Political Business Conditions

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

Pandemics and epidemics such as the current COVID-19 outbreak or other widespread public health problems could negatively impact our business. If, for example, the COVID-19 pandemic continues to progress in ways that significantly disrupt the manufacture, shipment, and buying patterns of our products or the products of our customers, this may materially negatively impact our operating results, including revenue, gross margins, operating margins, cash flows and other operating results, and our overall business. Our customers may also experience closures of their manufacturing facilities or inability to obtain other components, either of which could negatively impact demand for our solutions. The COVID-19 pandemic has negatively impacted the overall economy and, as a result of the foregoing, could negatively impact our operating results and may do so in a material way. In particular, the COVID-19 pandemic may increase or change the severity of our other risks reported in this Annual Report on Form 10-K, including that:

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

The impact of COVID-19 may exacerbate the risk factors listed in this Annual Report on Form 10-K, or cause them to change in importance. Developments related to the pandemic and to vaccine rollout have been rapidly changing, and additional impacts and risks may arise that we are not aware of or able to appropriately respond to currently. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. As of the filing of this Annual Report, the extent to which the COVID-19 pandemic will affect our business is highly uncertain and dependent on future developments that are inherently unpredictable, which makes forecasting demand and providing guidance especially difficult. Accordingly, our expectations are subject to change without warning and investors are cautioned not to place undue reliance on them.

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

Since late 2019, COVID-19 has become a global pandemic, prompting precautionary government-imposed closures of certain travel and business. The operations of customers and the Company may be affected by this and similar public health matters. Although our supply chain does not appear to be affected by this epidemic, it may lead to events outside of our control which could have a material adverse impact on our business, operating results and financial condition.

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

Our customers or suppliers could also become subject to U.S. regulatory scrutiny or export restrictions. For example, in 2019 the U.S. Justice Department filed criminal charges against one of our customers in China and imposed a licensing requirement on this customer with a policy of denial for some items, which has limited our ability to do business with this customer. In 2020, the U.S. imposed additional regulatory restrictions on the sale of U.S. controlled technology to customers in China, including establishing additional licensing requirements for the sale of U.S.-originated technology for certain applications or to companies that participate in the Chinese national security supply chain and limiting the fabrication of devices for certain Chinese companies where U.S. technology is involved in the fabrication process. Furthermore, in August 2020 the U.S. established additional licensing requirements for one of our China customers and its affiliates that limit any sales of products to that customer or for that customer’s products absent a license. The U.S. government may add additional Chinese companies to its restricted entity list or impose additional licensing requirements that we may be unable to meet in a timely manner or at all. Where license requirements are imposed, there can be no assurance that the U.S. government will grant licenses to permit the continuation of business with these customers. Future sanctions similar to those imposed in the past and to those recently imposed could adversely affect our ability to earn revenue from these and similar customers. In addition, the imposition of sanctions on customers in China may cause those customers to seek domestic alternatives to our products and those of other United States semiconductor companies. Further, the Chinese government has indicated its intention to develop an unreliable entity list, which may limit the ability of companies on the list to engage in business with Chinese customers. We cannot predict what impact these and future actions, sanctions or criminal charges could have on our customers or suppliers, and therefore our business. If any of our other customers or suppliers become subject to sanctions or other regulatory scrutiny, if our customers are affected by tariffs or other government trade restrictions, or if we become subject to retaliatory regulatory measures, our business and financial condition could be adversely affected.

Factors Related to Manufacturing our Products

We rely on a concentrated number of subcontractors to supply and fabricate silicon wafers and to perform assembly and test operations for our semiconductor products. If they are unable to do so on a timely and cost-effective basis in sufficient quantities and using competitive technologies, we may incur significant costs or delays.

We rely on a concentrated number of independent foundries in Asia to supply and fabricate silicon wafers for our semiconductor products, including Samsung Semiconductor, United Microelectronics Corporation, Taiwan Semiconductor Manufacturing, and Seiko Epson. Our success is dependent upon our ability to successfully partner with our foundry and OSAT partners and their ability to produce wafers and finished semiconductor products with competitive prices and performance attributes, including smaller process geometries. Establishing, maintaining and managing multiple foundry and OSAT relationships requires the investment of management resources and costs.

If we fail to maintain our foundry and OSAT relationships, if these partners do not provide facilities and support for our development efforts, if they are insolvent or experience financial difficulty, or if we elect or are required to change foundries or OSATs, we may incur significant costs and delays. If our foundry or OSAT partners are unable to, or do not, manufacture sufficient quantities of our products at acceptable yields, we may be required to allocate the affected products among our customers, prematurely limit or discontinue the sales of certain products, or incur significant costs to transfer products to other foundries or OSATs, which could adversely affect our customer relationships and operating results.

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

Certain components in our products contain encryption keys used in connection with High Definition Content Protection ("HDCP"). The regulation and distribution of these encryption keys are controlled through license agreements with Digital Content Protection ("DCP"), a wholly owned subsidiary of Intel Corporation. These license agreements have been modified by DCP from time to time, and such changes could impact us, our distributors, and our customers. An important element of HDMI is the ability to implement link protection for HD, and more recently, 4K UltraHD, content. We implement various aspects of the HDCP link protection within certain parts we sell. We also, for the benefit of our customers, include the necessary HDCP encryption keys in parts we ship to customers. These encryption keys are provided to us from DCP. We have a specific process for tracking and handling these encryption keys. If DCP changes any of the tracking or handling requirements associated with HDCP encryption keys, we may be required to change our manufacturing and distribution processes, which could adversely affect our manufacturing and distribution costs associated with these products. If we cannot satisfy new requirements for the handling and tracking of encryption keys, we may have to cease shipping or manufacturing certain products.

Factors Related to Intellectual Property and Litigation

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

We have generated revenue from the sale of certain patents from our portfolio in the past, generally for non-core technology that we are no longer actively developing. While we plan to continue to monetize our patent portfolio through sales of non-core patents, we may not be able to realize adequate interest or prices for those patents. Accordingly, we cannot provide assurance that we will continue to generate revenue from these sales. In addition, although we seek to be strategic in our decisions to sell patents, we might incur reputational harm if a purchaser of our patents sues one of our customers for infringement of the purchased patent, and we might later decide to enter a space that requires the use of one or more of the patents we sold. In addition, as we sell groups of patents, we no longer have the opportunity to further sell or to license those patents and receive a continuing royalty stream.

Our Licensing and services revenue fluctuates, sometimes significantly, from period to period because it is heavily dependent on a few key transactions being completed in a given period, the timing of which is difficult to predict and may not match our expectations. Licensing and services revenue may include revenue from the sales of patents, which sales may be difficult to complete and which may have complex terms for the payment which affects revenue recognition. Because of its high margin, the Licensing and services revenue portion of our overall revenue can have a disproportionate impact on gross profit and profitability. In addition, generating revenue from patent sales and intellectual property licenses is a lengthy and complex process that may last beyond the period in which our efforts begin, and the accounting rules governing the recognition of revenue from patent sales and intellectual property licensing transactions are increasingly complex and require significant judgment. As a result, the amount of license revenue recognized in any period may differ significantly from our expectations.

Litigation and unfavorable results of legal proceedings could adversely affect our financial condition and operating results.

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims may not yet be resolved, including but not limited to any that are discussed under "Note 14 - Contingencies" contained in the Notes to Consolidated Financial Statements, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit or outcome, claims or litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters or enter into a material settlement, we may be faced with significant monetary damages or injunctive relief against us that could materially and adversely affect our financial condition and operating results and certain portions of our business.

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

We share HDMI royalties with the other HDMI Founders based on an allocation formula, which is reviewed generally every three years. In the fourth quarter of fiscal 2019, the HDMI Founders adopted a new agreement covering the five-year period beginning January 1, 2018. The amount of our portion of the royalty allocation is dependent on the royalties generated by adopter sales of royalty-bearing HDMI technology, which are subject to variability in economic trends particularly in the market for consumer electronics.

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

Factors Related to Overall General Business & Operations

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and to test goodwill and long-lived assets, including amortizable intangible assets, for impairment at any other time that circumstances arise indicating the carrying value may not be recoverable. For purposes of testing goodwill for impairment, the Company currently operates as one reporting unit: the core Lattice ("Core") business, which includes intellectual property and semiconductor devices. We had no impairment charges in either fiscal 2020 or 2019. Impairment charges related to amortizable intangible assets from the Silicon Image acquisition totaled approximately $12.5 million in fiscal 2018. There is no certainty that future impairment tests will indicate that goodwill or amortizable intangible assets will be deemed recoverable. As we continue to review our business operations and test for impairment or in connection with possible sales of assets, we may have impairment charges in the future, which may be material.

Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices.

We prepare our consolidated financial statements to conform to generally accepted accounting principles in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create accounting rules and regulations. Changes in these rules, such as the adoption of ASC 606 - Revenue from Contracts with Customers in fiscal 2018 or ASC 842 - Leases in fiscal 2019, has had a material effect on our financial results and affected portions of our business differently. Future changes to these rules, or in the guidance relating to interpretation and adoption of the rules, could have a significant effect on our financial results and could affect portions of our business differently.

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

We depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain such personnel and attract and retain other highly qualified personnel, particularly product engineers who can respond to market demands and required product innovation. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel. If we lose existing qualified personnel or are unable to hire new qualified personnel, as needed, we could have difficulty competing in our highly competitive and innovative environment.

Our outstanding indebtedness could reduce our strategic flexibility and liquidity and may have other adverse effects on our results of operations.

As of January 2, 2021, we had approximately $171.9 million outstanding under a credit agreement, dated May 17, 2019 (the “Current Credit Agreement”). Our obligations under the Current Credit Agreement are guaranteed by our U.S. subsidiaries, and include a requirement to pay quarterly installments of approximately $4.4 million with the remaining balance due upon maturity in May 2024. Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may need to sell material assets, restructure or refinance our debt, or seek additional equity capital. Prevailing economic conditions and global credit markets could adversely impact our ability to sell material assets, restructure or refinance our debt on terms acceptable to us, or at all, or we may not be able to restructure or refinance our debt without incurring significant additional fees and expenses.

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

The amount and terms of our indebtedness, as well as our credit rating, could have important consequences, including the following:

●	we may be more vulnerable to economic downturns, less able to withstand competitive pressures, and less flexible in responding to changing business and economic conditions;
●	our cash flow from operations may be allocated to the payment of outstanding indebtedness, and not to research and development, operations or business growth;
●	we might not generate sufficient cash flow from operations or other sources to enable us to meet our payment obligations under the facility and to fund other liquidity needs;
●	our ability to make distributions to our stockholders in a sale or liquidation may be limited until any balance on the facility is repaid in full; and
●	our ability to incur additional debt, including for working capital, acquisitions, or other needs, is more limited.

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

Factors Related to Our Markets and Product Development

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

Our success and future revenue depend on our ability to develop and introduce new products that achieve customer and market acceptance.

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

Our future growth and the success of new product introductions depend upon numerous factors, including:

●	timely completion and introduction of new product designs;
●	ability to generate new design opportunities and design wins, including those which result in sales of significant volume;
●	achievement of necessary volume of production to achieve acceptable cost;
●	availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;
●	ability to utilize advanced manufacturing process technologies;
●	achieving acceptable yields and obtaining adequate production capacity from our wafer foundries and assembly and test subcontractors;
●	ability to obtain advanced packaging;
●	availability of supporting software design tools;
●	utilization of predefined IP logic;
●	customer acceptance of advanced features in our new products; and
●	market acceptance of our customers' products.

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

Factors Related to Our Sales and Revenue

Our revenues depend on our relationships with our distributors and on a concentrated group of end customers. An adverse change in the relationships with, or performance of, our distributors, or any reduction in the use of our products by our end customers, could harm our sales and significantly decrease our revenue.

We depend on a concentrated group of distributors to sell our products to end customers, complete order fulfillment, maintain sufficient inventory of our products and provide services to our end customers. In fiscal 2020, revenue attributable to sales to distributors accounted for 83% of our total revenue, with two distributors accounting for 60% of total revenue. We have significant outstanding receivables with our top distributors, and expect our distributors to generate a significant portion of our revenue in the future. Any adverse change to our relationships or agreements with our distributors or a failure by one or more of our distributors to perform its obligations to us could have a material impact on our business, including a reduction in our access to certain end customers or our ability to sell our products.

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

Revenue recognition standards require recognition of revenue based on estimates and may require us to record revenue from distributors that is in excess of actual end customer demand. Since we have limited ability to forecast inventory levels of our end customers, we depend on the timeliness and accuracy of resale reports from our distributors. Late or inaccurate resale reports could mask significant build-up of inventories in our distribution channel, have a detrimental effect on our ability to properly recognize revenue, and impact our ability to forecast future sales. An inventory build-up in our distribution channel could result in a slowdown in orders, requests for returns from customers, or requests to move out planned shipments. If our distributors do not ultimately sell the inventory and our estimates change, we could be required to materially correct our recognized revenue in a future period, depending on actual results. Any failure to manage these challenges could disrupt or reduce sales of our products and unfavorably impact our financial results.

Factors Related to Strategic Transactions

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

Item 3. Legal Proceedings

The information contained under the heading "Legal Matters" in Note 14 - Contingencies to our Consolidated Financial Statements in Part II, Item 8 is incorporated by reference into this Part I, Item 3. Also, see “Litigation and unfavorable results of legal proceedings could adversely affect our financial condition and operating results” in “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol "LSCC".

Holders

As of February 19, 2021, we had approximately 203 stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. We intend to retain earnings to finance our business. We have never paid cash dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On February 24, 2020, we announced that our Board of Directors had approved a stock repurchase program with a duration of twelve months. Under this program during the fourth quarter of fiscal 2020, we made open market purchases funded from available working capital totaling approximately $15.0 million. All repurchased shares were retired by the end of the 2020 fiscal year.

The following table contains information regarding our purchases of our common stock during the fourth quarter of fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs as of Report Filing Date (b)
November 1, 2020 through November 30, 2020	384,538	$38.98	384,538	$—
Total	384,538	$38.98	384,538	$—

(a)	All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $40.0 million of LSCC common stock announced February 24, 2020.
(b)	The twelve-month 2020 program expired during the first quarter of fiscal 2021, during which no additional shares were repurchased.

Comparison of Total Cumulative Stockholder Return

The following graph shows the five-year comparison of cumulative stockholder return on our common stock, the Standard and Poor's (“S&P”) 500 Index and the Philadelphia Semiconductor Index (“PHLX”) from December 2015 through December 2020. Cumulative stockholder return assumes $100 invested at the beginning of the period in our common stock, the S&P and PHLX. Historical stock price performance is not necessarily indicative of future stock price performance.

Lattice Cumulative Stockholder Return

Item 6. Selected Financial Data

	Year Ended *
STATEMENT OF OPERATIONS:	January 2,	December 28,	December 29,	December 30,	December 31,
(In thousands, except per share data)	2021 **	2019	2018	2017	2016
Revenue	$408,120	$404,093	$398,799	$385,961	$427,054
Cost of revenue	162,814	165,671	179,360	169,382	180,620
Gross margin	245,306	238,422	219,439	216,579	246,434
Operating expenses:
Research and development	89,223	78,617	82,449	103,357	117,518
Selling, general, and administrative	95,331	82,542	91,054	90,718	98,602
Amortization of acquired intangible assets	4,449	13,558	17,690	31,340	33,575
Restructuring charges	3,937	4,664	17,349	7,196	9,267
Impairment of acquired intangible assets and goodwill	—	—	12,486	32,431	7,866
Acquisition related charges	—	—	1,531	3,781	6,305
Gain on sale of building	—	—	—	(4,624)	—
Total operating expenses	192,940	179,381	222,559	264,199	273,133
Income (loss) from operations	52,366	59,041	(3,120)	(47,620)	(26,699)
Interest expense	(3,702)	(11,731)	(20,600)	(18,807)	(20,327)
Other (expense) income, net	(208)	(2,245)	(249)	(3,286)	2,844
Income (loss) before income taxes	48,456	45,065	(23,969)	(69,713)	(44,182)
Income tax expense	1,064	1,572	2,353	849	9,917
Net income (loss)	$47,392	$43,493	$(26,322)	$(70,562)	$(54,099)

Net income (loss) per share:
Basic	$0.35	$0.33	$(0.21)	$(0.58)	$(0.45)
Diluted	$0.34	$0.32	$(0.21)	$(0.58)	$(0.45)

Shares used in per share calculations:
Basic	135,220	132,471	126,564	122,677	119,994
Diluted	141,276	137,274	126,564	122,677	119,994

BALANCE SHEET:	January 2,	December 28,	December 29,	December 30,	December 31,
(In thousands)	2021	2019	2018	2017	2016
Cash, cash equivalents, and short-term marketable securities	$182,332	$118,081	$128,675	$111,797	$116,860
Total assets	$680,067	$612,016	$623,687	$635,961	$766,883
Long term liabilities	$215,909	$184,538	$295,812	$334,621	$338,903
Total liabilities	$295,640	$284,357	$365,230	$418,268	$496,453
Total stockholders' equity	$384,427	$327,659	$258,457	$217,693	$270,430

*	Results for periods prior to 2018 are presented in accordance with ASC 605, which was in effect during those fiscal years.
**	The year ended January 2, 2021 was a 53-week year as compared to the other years presented, which were based on our standard 52-week year

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lattice Semiconductor Corporation and its subsidiaries (“Lattice,” the “Company,” “we,” “us,” or “our”) develop technologies that we monetize through differentiated programmable logic semiconductor products, system solutions, design services, and licenses. Lattice is the low power programmable leader. We solve customer problems across the network, from the Edge to the Cloud, in the growing communications, computing, industrial, automotive, and consumer markets. Our technology, long-standing relationships, and commitment to world-class support lets our customers quickly and easily unleash their innovation to create a smart, secure, and connected world.

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

This discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes included in Item 8. "Financial Statements and Supplementary Data" of this report. Discussions of results for prior periods (fiscal 2019 compared to fiscal 2018) are incorporated by reference from our Annual Report on Form 10-K for the year ended December 28, 2019.

Impact of the COVID-19 pandemic on our Business

The COVID-19 pandemic has caused, and is expected to continue to cause, the global slowdown of economic activity (including the decrease in demand for goods and services), and significant volatility in and disruption to financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing, and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. We continue to take actions to safeguard the health and well-being of our employees and our business. We implemented social distancing policies at our locations around the world including working from home and eliminating virtually all travel. Furthermore, we continue to manage our cash position and liquidity needs in light of the rapidly changing environment, and we have additional resources available under our Current Credit Agreement, if needed. As a result of the accelerated debt payments we made during the second quarter of fiscal 2020 to reduce our future interest rate expense, we do not have any required debt payments until June 30, 2021.

As COVID-19 has spread globally and been declared a pandemic, the full extent of this outbreak, the related governmental, business and travel restrictions in order to contain this virus are continuing to evolve globally. We anticipate that these actions and the global health crisis caused by the COVID-19 pandemic will negatively impact business activity across the globe. We expect our demand to be impacted in Q1 and potentially beyond Q1 given the global reach and economic impact of the virus. For example, governmental actions or policies or other initiatives to contain the virus, could lead to reductions in our end customers’ demand under which we would expect to lose revenue. We have previously seen and could again see delays or disruptions in our supply chain due to governmental restrictions. If our suppliers experience similar impacts, we may have difficulty sourcing materials necessary to fulfill customer production requirements and transporting completed products to our end customers.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects of any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results. The full extent of the impact of the COVID-19 pandemic on our business, results of operations and financial position is currently uncertain and will depend on many factors that are not within our control, including, but not limited to: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. See the section entitled “Risk Factors” in Item 1A of Part I of this report for further information about related risks and uncertainties.

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

Inventories and Cost of Revenue

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method) or net realizable value. We review and set standard costs quarterly to approximate current actual manufacturing costs. Our manufacturing overhead standards for product costs are calculated assuming full absorption of actual spending over actual costs. The valuation of inventory requires us to estimate excess or obsolete inventory. Material assumptions we use to estimate necessary inventory carrying value adjustments can be unique to each product and are based on specific facts and circumstances. In determining provisions for excess or obsolete products, we consider assumptions such as changes in business and economic conditions, projected customer demand for our products, and changes in technology or customer requirements. The creation of such provisions results in a write-down of inventory to net realizable value and a charge to Cost of revenue. If in any period we anticipate a change in assumptions such as future market or economic conditions to be less favorable than our previous estimates, additional inventory write-downs may be required and would be reflected in Cost of revenue, resulting in a negative impact to our gross margin in that period. If in any period we are able to sell inventories that had been written down to a level below the ultimate realized selling price in a previous period, related revenue would be recorded with a lower or no offsetting charge to Cost of revenue resulting in a net benefit to our gross margin in that period.

Accounting for Income Taxes

Our provision for income tax is comprised of our current tax liability and changes in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more-likely-than-not to be recoverable against future taxable income. The determination of a valuation allowance and when it should be released requires complex judgment. In assessing the ability to realize deferred tax assets, we regularly evaluate both positive and negative evidence that may exist and consider whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As part of our regular financial review process, we also assess the likelihood that our tax reporting positions will ultimately be sustained. To the extent it is determined it is more likely than not (a likelihood of more than 50 percent) that some portion or all of a tax reporting position will ultimately not be recognized and sustained, a provision for unrecognized tax benefit is provided by either reducing the applicable deferred tax asset or accruing an income tax liability. Our judgment regarding the sustainability of our tax reporting positions may change in the future due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the related deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in income tax expense which may result in a corresponding increase or decrease in net income in the period when such determinations are made.

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Year Ended *
(In thousands)	January 2, 2021		December 28, 2019		December 29, 2018
Revenue	$408,120	100.0%	$404,093	100.0%	$398,799	100.0%

Gross margin	245,306	60.1	238,422	59.0	219,439	55.0

Research and development	89,223	21.9	78,617	19.5	82,449	20.7
Selling, general and, administrative	95,331	23.4	82,542	20.4	91,054	22.8
Amortization of acquired intangible assets	4,449	1.1	13,558	3.4	17,690	4.4
Restructuring charges	3,937	1.0	4,664	1.2	17,349	4.4
Impairment of acquired intangible assets	—	—	—	—	12,486	3.1
Acquisition related charges	—	—	—	—	1,531	0.4
Income from operations	$52,366	12.8%	$59,041	14.6%	$(3,120)	(0.8)%

* The year ended January 2, 2021 was a 53-week year as compared to the other years presented, which were based on our standard 52-week year

Revenue

	Year Ended			% Change in
(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018	2020	2019
Revenue	$408,120	$404,093	$398,799	1.0%	1.3%

Revenue increased $4.0 million, or 1%, in fiscal 2020 compared to fiscal 2019, primarily driven by increased demand for products used in computing solutions, 5G wireless infrastructure, and industrial applications, offset by broad market weakness and decreases in IP revenue.

Revenue by End Market

We sell our products globally to a broad base of customers in three primary end markets groups: Communications and Computing, Industrial and Automotive, and Consumer. We also provide Intellectual Property licensing and services to these end markets.

Within these end markets, there are multiple segment drivers, including:

•	Communications and computing: 5G infrastructure deployments, client computing platforms, and cloud and enterprise servers,
•	Industrial and automotive: industrial IoT, factory automation, and automotive electronics,
•	Consumer: smart home, and prosumer.

We also generate revenue from the licensing of our IP, the collection of certain royalties, patent sales, the revenue related to our participation in consortia and standard-setting activities, and services. While these activities may be associated with multiple markets, Licensing and services revenue is reported as a separate end market as it has characteristics that differ from other categories, most notably a higher gross margin.

The end market data below is derived from data provided to us by our customers. With a diverse base of customers who may manufacture end products spanning multiple end markets, the assignment of revenue to a specific end market requires the use of judgment. We also recognize certain revenue for which end customers and end markets are not yet known. We assign this revenue first to a specific end market using historical and anticipated usage of the specific products, if possible, and allocate the remainder to the end markets based on either historical usage for each product family or industry application data for certain product types.

The following are examples of end market applications for the fiscal years presented:

Communications and Computing	Industrial and Automotive	Consumer	Licensing and Services
Wireless	Security and Surveillance	Cameras	IP Royalties
Wireline	Machine Vision	Displays	Adopter Fees
Data Backhaul	Industrial Automation	Wearables	IP Licenses
Server Computing	Robotics	Televisions	Patent Sales
Client Computing	Automotive	Home Theater
Data Storage	Drones

The composition of our revenue by end market is presented in the following table:

	Year Ended						% Change in
(In thousands)	January 2, 2021		December 28, 2019		December 29, 2018		2020	2019
Communications and Computing	$174,656	42.8%	$155,821	38.6%	$123,195	30.9%	12.1%	26.4%
Industrial and Automotive	168,323	41.2	151,607	37.5	157,979	39.6	11.0	(4.0)
Consumer	45,523	11.2	75,120	18.6	99,294	24.9	(39.4)	(24.3)
Licensing and Services	19,618	4.8	21,545	5.3	18,331	4.6	(8.9)	17.5
Total revenue	$408,120	100.0%	$404,093	100.0%	$398,799	100.0%	1.0%	1.3%

Revenue from the Communications and Computing end market increased by 12% in fiscal 2020 compared to fiscal 2019 primarily due to the continued adoption of our products used in servers and client computing platforms, as well as ongoing 5G infrastructure deployments.

Revenue from the Industrial and Automotive end market increased by 11% in fiscal 2020 compared to fiscal 2019, primarily to increased demand for our products used in a broad range of applications including industrial automation and safety, robotics, embedded vision, and automotive electronics.

Revenue from the Consumer end market decreased by 39% in fiscal 2020 compared to fiscal 2019. This segment has been impacted by lower end market demand due to the COVID-19 pandemic, as well as the expected shift in the mix of revenue towards our other market segments.

Revenue from the Licensing and Services end market decreased by 9% in fiscal 2020 compared to fiscal 2019 primarily due to lower HDMI revenue.

Revenue by Geography

We assign revenue to geographies based on ship-to location of the customer.

The composition of our revenue by geography is presented in the following table:

	Year Ended						% Change in
(In thousands)	January 2, 2021		December 28, 2019		December 29, 2018		2020	2019
Asia	$305,183	74.8%	$298,765	73.9%	$298,119	74.8%	2.1%	0.2%
Americas	62,137	15.2	57,936	14.4	55,134	13.8	7.3	5.1
Europe	40,800	10.0	47,392	11.7	45,546	11.4	(13.9)	4.1
Total revenue	$408,120	100.0%	$404,093	100.0%	$398,799	100.0%	1.0%	1.3%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue, and the two distributors groups noted below accounted for more than 10% of our total revenue in the periods covered by this report.

The composition of our revenue by customer is presented in the following table:

	% of Total Revenue
	Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Weikeng Group	34.8%	29.8%	25.4%
Arrow Electronics Inc.	25.1	25.4	28.7
Other distributors	23.2	26.9	28.8
All distributors	83.1%	82.1%	82.9%
Direct customers	12.1	12.6	12.5
Licensing and services revenue	4.8	5.3	4.6
Total revenue	100.0%	100.0%	100.0%

Gross margin

The composition of our gross margin, including as a percentage of revenue, is presented in the following table:

	Year Ended
(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Gross margin	$245,306	$238,422	$219,439
Gross margin percentage	60.1%	59.0%	55.0%
Product gross margin %	58.1%	56.7%	52.9%
Licensing and services gross margin %	100.0%	100.0%	98.6%

Gross margin percentage increased 110 basis points from fiscal 2019 to fiscal 2020. Improved margins were driven by benefits from pricing optimization programs, product cost reductions, and product mix.

Because of its higher margin, the licensing and services portion of our overall revenue can have a disproportionate impact on Gross Margin.

Operating Expenses

Research and development expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Year Ended			% Change in
(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018	2020	2019
Research and development	$89,223	$78,617	$82,449	13.5%	(4.6)%
Percentage of revenue	21.9%	19.5%	20.7%

Research and development expense includes costs for compensation and benefits, stock compensation, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions.

The increase in Research and development expense for fiscal 2020 compared to fiscal 2019 was due primarily to increased expenses for stock compensation and increased headcount to support the expansion of our programmable logic product portfolio and acceleration of our new product introduction cadence.

We believe that a continued commitment to Research and development is essential to maintaining product leadership and providing innovative new product offerings and, therefore, we expect to continue to increase our investment in Research and development, particularly with expanded investment in the development of software solutions.

Selling, general, and administrative expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Year Ended			% Change in
(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018	2020	2019
Selling, general, and administrative	$95,331	$82,542	$91,054	15.5%	(9.3)%
Percentage of revenue	23.4%	20.4%	22.8%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses.

The increase in Selling, general, and administrative expense for fiscal 2020 compared to fiscal 2019 was due primarily to increased expenses for stock compensation and salaries, partially offset by reduced commissions resulting from our restructuring under the Q2 2019 Sales Plan, as discussed in "Note 7 - Restructuring" to our Consolidated Financial Statements in Part II, Item 8 of this report.

Amortization of acquired intangible assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Year Ended			% Change in
(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018	2020	2019
Amortization of acquired intangible assets	$4,449	$13,558	$17,690	(67.2)%	(23.4)%
Percentage of revenue	1.1%	3.4%	4.4%

The decrease in Amortization of acquired intangible assets for fiscal 2020 compared to fiscal 2019 was due to the end of the amortization period for the majority of our acquired intangible assets during the first quarter of fiscal 2020.

Restructuring charges

The composition of our Restructuring charges, including as a percentage of revenue, is presented in the following table:

	Year Ended			% Change in
(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018	2020	2019
Restructuring charges	$3,937	$4,664	$17,349	(15.6)%	(73.1)%
Percentage of revenue	1.0%	1.2%	4.4%

Restructuring charges are comprised of expenses resulting from reductions in our worldwide workforce, consolidation of our facilities, removal of fixed assets from service, and cancellation of software contracts and engineering tools. Details of our restructuring plans and expenses incurred under them are discussed in "Note 7 - Restructuring" to our Consolidated Financial Statements in Part II, Item 8 of this report.

The decrease in Restructuring charges in fiscal 2020 compared to fiscal 2019 was driven was driven by lower charges in the current year for facility closures implemented under an earlier restructuring plan adopted in June 2017, and by lower charges in the current year for severance under the Q1 2020 Plan compared to charges in the prior year period resulting from contract cancellations under the Q2 2019 Sales Plan.

Impairment of acquired intangible assets

The composition of our Impairment of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Year Ended			% Change in
(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018	2020	2019
Impairment of acquired intangible assets	$—	$—	$12,486	—%	(100.0)%
Percentage of revenue	—%	—%	3.1%

We had no Impairments of acquired intangible assets in fiscal 2020 or 2019.

Acquisition related charges

The composition of our Acquisition related charges, including as a percentage of revenue, is presented in the following table:

	Year Ended			% Change in
(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018	2020	2019
Acquisition related charges	$—	$—	$1,531	—%	(100.0)%
Percentage of revenue	—%	—%	0.4%

Acquisition related charges include legal and professional fees directly related to acquisitions. We incurred no Acquisition related charges in fiscal 2020 or 2019.

Interest Expense

The composition of our Interest expense, including as a percentage of revenue, is presented in the following table:

	Year Ended			% Change in
(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018	2020	2019
Interest expense	$(3,702)	$(11,731)	$(20,600)	(68.4)%	(43.1)%
Percentage of revenue	(0.9)%	(2.9)%	(5.2)%

Interest expense is primarily related to our long-term debt, which is further discussed under the Credit Arrangements heading in the Liquidity and Capital Resources section, below. This interest expense is comprised of contractual interest and amortization of original issue discount and debt issuance costs based on the effective interest method.

The decrease in Interest expense for fiscal 2020 compared to fiscal 2019 was largely driven by the significant reduction in the effective interest rate on our long-term debt, coupled with the reduction in the principal balance of our long-term debt due to the additional principal payments made in the current and previous periods.

Other expense, net

The composition of our Other expense, net, including as a percentage of revenue, is presented in the following table:

	Year Ended			% Change in
(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018	2020	2019
Other expense, net	$(208)	$(2,245)	$(249)	(90.7)%	100+%
Percentage of revenue	(0.1)%	(0.6)%	(0.1)%

For fiscal 2020 compared to fiscal 2019, Other expense, net decreased primarily due to the non-recurrence of the $2.2 million loss on refinancing charge taken to write off the remaining unamortized balance of debt costs and original issue discount related to the long-term debt refinanced during the prior year.

Income taxes

The composition of our Income tax expense is presented in the following table:

	Year Ended			% Change in
(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018	2020	2019
Income tax expense	$1,064	$1,572	$2,353	(32.3)%	(33.2)%

Our Income tax expense is composed primarily of foreign income and withholding taxes, partially offset by benefits resulting from the release of uncertain tax positions ("UTP") due to statute of limitation expirations that occurred in the respective periods. The decrease in expense in fiscal 2020 as compared to fiscal 2019 is primarily due to the release of uncertain tax positions due to statute of limitations expirations.

We are not currently paying U.S. federal income taxes and do not expect to pay such taxes until we fully utilize our tax net operating loss and credit carryforwards. We expect to pay a nominal amount of state income tax. We are paying foreign income taxes, which are primarily related to withholding taxes on income from foreign royalties, foreign sales, and the cost of operating offshore research and development, marketing, and sales subsidiaries. We updated our evaluation of the valuation allowance position in the United States through January 2, 2021 and concluded that we should continue to maintain a full valuation allowance against the net federal and state deferred tax assets. We will continue to evaluate both positive and negative evidence in future periods to determine if we will realize the deferred tax assets. We accrue interest and penalties related to uncertain tax positions in income tax expense on our Consolidated Statements of Operations. The inherent uncertainties related to the geographical distribution and relative level of profitability among various high and low tax jurisdictions make it difficult to estimate the impact of the global tax structure on our future effective tax rate.

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

There is significant uncertaintyaround the extent and duration of the disruption to our business from the COVID-19 pandemic, and our liquidity and working capital needs may be impacted in future periods.

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. As of January 2, 2021, we did not have significant long-term commitments for capital expenditures. In the future, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, acquisitions, securing additional wafer supply, increasing our working capital, or other operations, we may seek to obtain equity or additional debt financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also seek to obtain equity or additional debt financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs. On May 17, 2019, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and other lenders (our “Current Credit Agreement”) that is discussed under the "Credit Arrangements" heading, below.

Liquidity

Cash and cash equivalents

(In thousands)	January 2, 2021	December 28, 2019	$ Change	% Change
Cash and cash equivalents	$182,332	$118,081	$64,251	54.4%

As of January 2, 2021, we had Cash and cash equivalents of $182.3 million, of which approximately $121.8 million in Cash and cash equivalents was held by our foreign subsidiaries.

We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of January 2, 2021, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net increase in Cash and cash equivalents of $64.3 million between December 28, 2019 and January 2, 2021 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $91.7 million in fiscal 2020 compared to $124.1 million in fiscal 2019. This $32.4 million decrease was driven by $45.7 million in changes in working capital, primarily the increase in cash used for inventories, prepaid expenses and other current assets, and accounts payable, partially offset by the cash provided by accrued expenses and accounts receivable. This was partially offset by an increase of $13.3 million provided by improved operating performance. We are using cash provided by operating activities to fund our operations.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software licenses, and, in the prior year, short-term marketable securities. Net cash used by investing activities in fiscal 2020 was $20.9 million compared to $15.5 million in fiscal 2019. This $5.4 million increase was primarily due to the non-recurrence of the $9.7 million provided by our liquidation of all short-term investments in the first quarter of fiscal 2019. Total cash used for capital expenditures and payments for software licenses decreased $4.3 million to $20.9 million in fiscal 2020 from $25.2 million in fiscal 2019 primarily due to lower expenditures for software enhancements, office consolidation, and test equipment.

Financing activities — Financing cash flows consist primarily of activity on our long-term debt, proceeds from the exercise of options to acquire common stock, tax payments related to the net share settlement of restricted stock units, and purchases of treasury stock. During fiscal 2020, we drew $50.0 million on our revolving loan facility to further strengthen our liquidity position, and we paid quarterly installments totaling $26.3 million on our long-term debt, which fulfilled the required quarterly installments through the first quarter of fiscal 2021. During fiscal 2019, we made a total of $117.0 million in principal payments in addition to the cash flows related to refinancing our long-term debt. Payments for tax withholdings on vesting of RSUs partially offset by employee exercises of stock options used net cash flows of $16.9 million in fiscal 2020, which is a change of approximately $24.0 million from the $7.1 million provided in fiscal 2019. During fiscal 2020, we also purchased $15.0 million of treasury stock, as further discussed below under "Share Repurchase Program."

Accounts receivable, net

(In thousands)	January 2, 2021	December 28, 2019	$ Change	% Change
Accounts receivable, net	$64,581	$64,917	$(336)	(0.5)%
Days sales outstanding - Overall	55	59	(4)

Accounts receivable, net as of January 2, 2021 decreased by approximately $0.3 million, or approximately 1%, compared to December 28, 2019. This resulted primarily from the timing of shipments in December 2020 compared to December 2019. We calculate Days sales outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	January 2, 2021	December 28, 2019	$ Change	% Change
Inventories	$64,599	$54,980	$9,619	17.5%
Days of inventory on hand	139	123	16

Inventories as of January 2, 2021 increased $9.6 million, or approximately 18%, compared to December 28, 2019 primarily to meet the increased demands of our customers.

The Days of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of sales in that quarter. We calculate Days of inventory on hand on the basis of a 365-day year as Inventories at the end of the quarter divided by Cost of sales during the quarter annualized and then multiplied by 365. Our Days of inventory on hand increased to 139 days at January 2, 2021 from 123 days at December 28, 2019. This increase resulted from inventory increases to meet the increased demands of our customers.

Credit Arrangements

On May 17, 2019, we entered into our Current Credit Agreement. The details of this arrangement are described in "Note 6 - Long-Term Debt" in the accompanying Notes to Consolidated Financial Statements.

As of January 2, 2021, we had no significant long-term purchase commitments for capital expenditures or existing used or unused credit arrangements beyond the secured revolving loan facility described above.

Share Repurchase Program

On February 14, 2020, our Board of Directors approved a stock repurchase program pursuant to which up to $40.0 million of outstanding common stock could be repurchased from time to time. The duration of the repurchase program was twelve months. Under this program during the fourth quarter of fiscal 2020, approximately 0.4 million shares were repurchased for $15.0 million, or an average price paid per share of $38.98. All repurchased shares were retired by the end of the 2020 fiscal year. All repurchases were open market transactions funded from available working capital. The twelve-month 2020 program expired during the first quarter of fiscal 2021, during which no additional shares were repurchased.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at January 2, 2021:

Fiscal year
(In thousands)	Operating leases (1)	Long-term Debt (2)
2021	$5,615	$15,512
2022	5,378	19,648
2023	5,057	19,402
2024	4,861	124,414
2025	3,552	—
Thereafter	3,229	—
	$27,692	$178,976

(1)	Certain of our facilities and equipment are leased under operating leases, which expire at various times through 2027.
(2)	Cash payments due for long-term debt include estimated interest payments, which are based on outstanding principal amounts, currently effective interest rates as of January 2, 2021, timing of scheduled payments, and the debt term. See Liquidity section of Item 7 for further discussion pertaining to our Credit Arrangements.

The table above does not include amounts related to uncertain tax positions because we cannot reliably estimate the timing of the settlement of such liabilities.

Our significant operating leases are for our facilities in Hillsboro and Portland, Oregon; San Jose, California; Muntinlupa City, Philippines; and Shanghai, China.

Our corporate headquarters is located in our facility in Hillsboro, Oregon, which is leased until November 2022. Annual rental costs are estimated at $0.6 million with 3% annual increases.

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

Off-Balance Sheet Arrangements

As of January 2, 2021, we did not have any off-balance sheet arrangements of the type described by Item 303(a)(4) of SEC Regulation S-K.

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

Foreign Currency Exchange Rate Risk

While our revenues and the majority of our expenses are denominated in U.S. dollars, our financial position and results of operations are subject to foreign currency exchange rate risk as a result of having various international subsidiary and branch operations. Historically, exposure to foreign currency exchange rate risk has not had a material impact on our results from operations. At times in the past we have entered into foreign currency forward exchange contracts in relation to certain activities, which mitigated the foreign currency exchange rate exposure from an economic perspective, but these were not designated as "effective" hedges under U.S. GAAP. The two foreign currency forward exchange contracts that we held at December 28, 2019 matured in June 2020, and we did not enter into any new contracts during fiscal 2020. As of January 2, 2021, we had no foreign currency foreign exchange contracts.

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness. At January 2, 2021, we had $171.9 million outstanding under our Current Credit Agreement. A hypothetical increase in the one-month LIBOR by 1% (100 basis points) would increase our future interest expense by approximately $0.4 million per quarter.

Item 8. Financial Statements and Supplementary Data

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 2,	December 28,	December 29,
(In thousands, except per share data)	2021	2019	2018
Revenue	$408,120	$404,093	$398,799
Cost of revenue	162,814	165,671	179,360
Gross margin	245,306	238,422	219,439
Operating expenses:
Research and development	89,223	78,617	82,449
Selling, general, and administrative	95,331	82,542	91,054
Amortization of acquired intangible assets	4,449	13,558	17,690
Restructuring charges	3,937	4,664	17,349
Impairment of acquired intangible assets	—	—	12,486
Acquisition related charges	—	—	1,531
Total operating expenses	192,940	179,381	222,559
Income (loss) from operations	52,366	59,041	(3,120)
Interest expense	(3,702)	(11,731)	(20,600)
Other expense, net	(208)	(2,245)	(249)
Income (loss) before income taxes	48,456	45,065	(23,969)
Income tax expense	1,064	1,572	2,353
Net income (loss)	$47,392	$43,493	$(26,322)

Net income (loss) per share:
Basic	$0.35	$0.33	$(0.21)
Diluted	$0.34	$0.32	$(0.21)

Shares used in per share calculations:
Basic	135,220	132,471	126,564
Diluted	141,276	137,274	126,564

The accompanying notes are an integral part of these Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	January 2,	December 28,	December 29,
(In thousands)	2021	2019	2018
Net income (loss)	$47,392	$43,493	$(26,322)
Other comprehensive income (loss):
Translation adjustment, net of tax	1,533	341	(1,271)
Change in actuarial valuation of defined benefit pension	(678)	(602)	369
Unrealized gain related to marketable securities, net of tax	—	42	41
Reclassification adjustment for gains related to marketable securities included in Other expense, net of tax	—	(53)	(18)
Comprehensive income (loss)	$48,247	$43,221	$(27,201)

The accompanying notes are an integral part of these Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 2,	December 28,
(In thousands, except share and par value data)	2021	2019
ASSETS
Current assets:
Cash and cash equivalents	$182,332	$118,081
Accounts receivable, net of allowance for credit losses	64,581	64,917
Inventories, net	64,599	54,980
Prepaid expenses and other current assets	22,331	24,452
Total current assets	333,843	262,430
Property and equipment, net	39,666	39,230
Operating lease right-of-use assets	22,178	23,591
Intangible assets, net	6,321	6,977
Goodwill	267,514	267,514
Deferred income taxes	577	478
Other long-term assets	9,968	11,796
Total assets	$680,067	$612,016

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,530	$44,350
Accrued expenses	21,411	20,591
Accrued payroll obligations	18,028	13,404
Current portion of long-term debt	12,762	21,474
Total current liabilities	79,731	99,819
Long-term debt, net of current portion	157,934	125,072
Long-term operating lease liabilities, net of current portion	18,906	21,438
Other long-term liabilities	39,069	38,028
Total liabilities	295,640	284,357
Contingencies (Note 14)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 136,236,000 shares issued and outstanding as of January 2, 2021 and 133,883,000 shares issued and outstanding as of December 28, 2019	1,362	1,339
Additional paid-in capital	770,711	762,213
Accumulated deficit	(385,898)	(433,290)
Accumulated other comprehensive loss	(1,748)	(2,603)
Total stockholders' equity	384,427	327,659
Total liabilities and stockholders' equity	$680,067	$612,016

The accompanying notes are an integral part of these Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 2,	December 28,	December 29,
(In thousands)	2021	2019	2018
Cash flows from operating activities:
Net income (loss)	$47,392	$43,493	$(26,322)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,140	33,056	39,261
Stock-based compensation expense	40,372	18,899	13,646
Amortization of right-of-use assets	5,960	5,797	—
Amortization of debt issuance costs and discount	400	1,659	2,230
Loss on refinancing of long-term debt	—	2,235	—
Impairment of operating lease right-of-use asset	—	977	—
Impairment of acquired intangible assets	—	—	12,486
Other non-cash adjustments	(256)	(374)	(79)
Changes in assets and liabilities:
Accounts receivable, net	336	(4,027)	(3,978)
Inventories, net	(9,619)	12,116	13,177
Prepaid expenses and other assets	(6,441)	3,740	(11,667)
Accounts payable	(16,820)	12,470	(3,470)
Accrued expenses	5,715	(3,209)	16,795
Accrued payroll obligations	4,624	4,039	(1,051)
Operating lease liabilities, current and long-term portions	(5,715)	(6,896)	—
Income taxes payable	599	162	498
Deferred licensing and services revenue	—	—	(68)
Net cash provided by operating activities	91,687	124,137	51,458
Cash flows from investing activities:
Capital expenditures	(12,121)	(15,590)	(8,384)
Cash paid for software licenses	(8,747)	(9,601)	(8,123)
Proceeds from sales of and maturities of short-term marketable securities	—	9,655	5,000
Purchases of marketable securities	—	—	(9,603)
Net cash used in investing activities	(20,868)	(15,536)	(21,110)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(26,965)	(10,084)	(2,370)
Proceeds from issuance of common stock	10,103	17,166	29,288
Purchases of treasury stock	(14,989)	—	—
Proceeds from long-term debt	50,000	206,500	—
Original issue discount and debt issuance costs	—	(2,086)	—
Repayment of long-term debt	(26,250)	(321,408)	(43,759)
Net cash used in financing activities	(8,101)	(109,912)	(16,841)
Effect of exchange rate change on cash	1,533	341	(1,271)
Net increase (decrease) in cash and cash equivalents	64,251	(970)	12,236
Beginning cash and cash equivalents	118,081	119,051	106,815
Ending cash and cash equivalents	$182,332	$118,081	$119,051

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$3,700	$10,995	$18,607
Operating lease payments	$7,713	$8,425	$—
Income taxes paid, net of refunds	$1,868	$3,393	$3,054
Accrued purchases of plant and equipment	$975	$826	$110
Operating lease right-of-use assets obtained in exchange for lease obligations	$2,645	$747	$—

The accompanying notes are an integral part of these Consolidated Financial Statements

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
	Common Stock		Additional			Other
	($.01 par value)		Paid-in	Treasury	Accumulated	Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Total
Balances, December 30, 2017 (1)	123,895	$1,239	$695,768	$—	$(450,461)	$(1,452)	$245,094
Components of comprehensive income, net of tax:
Net loss	—	—	—	—	(26,322)	—	(26,322)
Other comprehensive income (loss)	—	—	—	—	—	(879)	(879)
Total comprehensive loss							(27,201)
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	5,833	58	26,860	—	—	—	26,918
Stock-based compensation expense	—	—	13,646	—	—	—	13,646
Balances, December 29, 2018	129,728	$1,297	$736,274	$—	$(476,783)	$(2,331)	$258,457
Components of comprehensive income, net of tax:
Net income	—	—	—	—	43,493	—	43,493
Other comprehensive income (loss)	—	—	—	—	—	(272)	(272)
Total comprehensive income							43,221
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	4,155	42	7,040	—	—	—	7,082
Stock-based compensation expense	—	—	18,899	—	—	—	18,899
Balances, December 28, 2019	133,883	$1,339	$762,213	$—	$(433,290)	$(2,603)	$327,659
Components of comprehensive income, net of tax:
Net income	—	—	—	—	47,392	—	47,392
Other comprehensive income (loss)	—	—	—	—	—	855	855
Total comprehensive income							48,247
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	2,738	27	(16,889)	—	—	—	(16,862)
Stock-based compensation expense	—	—	40,372	—	—	—	40,372
Stock repurchase	—	—	—	(14,989)	—	—	(14,989)
Retirement of treasury stock	(385)	(4)	(14,985)	14,989	—	—	—
Balances, January 2, 2021	136,236	$1,362	$770,711	$—	$(385,898)	$(1,748)	$384,427

(1)	Balances as of December 30, 2017 include opening balance adjustments to Accumulated deficit made as a result of changes in accounting principle due to the adoption of ASC 606, Revenue from Contracts With Customers, which we adopted as of the beginning of fiscal 2018 using the modified retrospective transition method.

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

Certain prior year balances have been reclassified to conform to the current year’s presentation.

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2020 was a 53-week year that ended on January 2, 2021. Our fiscal 2019, and 2018 were 52-week years that ended on December 28, 2019 and  December 29, 2018, respectively. All references to quarterly or annual financial results are references to the results for the relevant fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue, accounts receivable, and supply of wafers for our new products.

Distributors have historically accounted for a significant portion of our total revenue. Our two largest distributor groups, the Weikeng Group ("Weikeng") and Arrow Electronics, Inc. ("Arrow"), each account for more than 10% of our total revenue and our net accounts receivable. Revenue attributable to distributors as a percentage of total revenue is presented in the following table:

	Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Weikeng Group	35%	30%	25%
Arrow Electronics Inc.	25	25	29
Other distributors	23	27	29
Revenue attributable to distributors	83%	82%	83%

At January 2, 2021 and December 28, 2019, Weikeng accounted for 47% and 38%, respectively, and Arrow accounted for 45% and 40%, respectively, of net accounts receivable.

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

Foreign Exchange and Translation of Foreign Currencies

While our revenues and the majority of our expenses are denominated in U.S. dollars, we also have international subsidiaries and branch operations that conduct some transactions in currencies that differ from the functional currency of that entity. Gains or losses from foreign exchange rate fluctuations on balances denominated in currencies that differ from the functional currencies are reflected in Other expense, net.

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

Revenue Recognition

Under the terms of ASC 606, "Revenue from Contracts with Customers", we recognize revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. For sales to distributors, we have concluded that our contracts are with the distributor, rather than with the distributor’s end customer, as we hold a contract bearing enforceable rights and obligations only with the distributor. The majority of our revenue is derived from product sales. We consider customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. For each contract, we consider our promise to transfer each distinct product to be the identified performance obligations. Revenue for product sales is recognized at the time of product shipment, as determined by the agreed upon contract shipping terms.

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

We measure revenue based on the amount of consideration we expect to be entitled to in exchange for products or services. Variable consideration is estimated and reflected as an adjustment to the transaction price. We determine variable consideration, which consists primarily of various sales price concessions, by estimating the most likely amount of consideration we expect to receive from the customer based on an analysis of historical rebate claims over a period of time considered adequate to account for current pricing and business trends. Sales rebates earned by customers are offset against their receivable balances. Rebates earned by customers when they do not have outstanding receivable balances are recorded within Accrued expenses. Licensing and services revenue includes HDMI and MHL standards revenue, as well as certain IP licenses, include variable consideration in the form of usage-based royalties.

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

Inventories and Cost of Revenue

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method) or net realizable value. We review and set standard costs quarterly to approximate current actual manufacturing costs. Our manufacturing overhead standards for product costs are calculated assuming full absorption of actual spending over actual costs. The valuation of inventory requires us to estimate excess or obsolete inventory. Material assumptions we use to estimate necessary inventory carrying value adjustments can be unique to each product and are based on specific facts and circumstances. In determining provisions for excess or obsolete products, we consider assumptions such as changes in business and economic conditions, projected customer demand for our products, and changes in technology or customer requirements. The creation of such provisions results in a write-down of inventory to net realizable value and a charge to Cost of revenue. Lower of cost or net realizable value is based on assumptions such as recent historical sales activity and selling prices, as well as estimates of future selling prices. Shipping and handling costs are included in Cost of revenue in our Consolidated Statements of Operations.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software, and one to three years for tooling. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful life of the assets. We capitalize costs for the fabrication of masks used by our foundry partners to manufacture our products. The capitalized mask costs begin depreciating to Cost of revenue once the products go into production, and depreciation is straight-lined over a three-year period, which is the expected useful life of the mask. Upon disposal of property and equipment, the accounts are relieved of the costs and related accumulated depreciation and amortization, and resulting gains or losses are reflected in the Consolidated Statements of Operations for recognized gains and losses. Repair and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets, which consist primarily of property and equipment, amortizable intangible assets, and right-of-use assets, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We monitor the carrying value of our long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset group; (ii) actual third-party valuations; and/or (iii) information available regarding the current market for similar asset groups. If the fair value of the asset group is determined to be less than the carrying amount of the asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in our Consolidated Statements of Operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired. There has been no occurrence of events to date that would trigger an impairment analysis of property and equipment. The results of our assessments of amortizable intangible assets are detailed in "Note 9 - Intangible Assets."

Valuation of Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is not amortized, but is instead tested for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating whether goodwill is impaired, we make a qualitative assessment to determine if it is more likely than not that the reporting unit's fair value is less than the carrying amount. If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, then goodwill impairment exists for the reporting unit. The impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value. If the fair value of the reporting unit exceeds its carrying value, no further impairment analysis is needed. For purposes of testing goodwill for impairment, we currently operate as a single reporting unit.

No impairment charges relating to goodwill were recorded for either fiscal 2020 or 2019, as no indicators of impairment were present. We determined that the strategic decision to discontinue our millimeter wave business in the second quarter of 2018 constituted a triggering event related to goodwill, and we evaluated our goodwill balance as of June 30, 2018. We concluded that goodwill was not impaired, and no impairment charges relating to goodwill were recorded for fiscal 2018.

Leases

We account for leases under the terms of ASC 842, "Leases," which requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Upon adoption, we elected the "package of practical expedients" that would allow us to carryforward our historical lease classifications, not reassess historical contracts to determine if they contain leases, and not reassess the initial direct costs for any existing leases. We also elected the practical expedient to not separate lease and non-lease components, which we applied to all asset classes. Concurrent with our adoption of Topic 842, we early adopted ASU 2019-01, Leases (Topic 842): Codification Improvements, which granted disclosure relief for interim periods during the year in which a company adopted Topic 842.

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

Research and Development

Research and development expenses include costs for compensation and benefits, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, intellectual property cores, processes, packaging, and software solutions. Research and development costs are generally expensed as incurred, with certain licensed technology agreements capitalized as intangible assets and amortized to Research and development expense over their estimated useful lives.

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

Stock-Based Compensation

We estimate the fair value of share-based awards consistent with the provisions of ASC 718, “Compensation - Stock Compensation.” We value RSUs using the closing market price on the date of grant, and we value stock options using the Black-Scholes option pricing model. We have also granted RSUs with a market condition to certain executives. The awards with a market condition have a three-year vesting period and vest between 0% and 250% of the target amount, based on the Company's relative Total Shareholder Return ("TSR") over the measurement period compared to the TSR of a component of companies of the PHLX Semiconductor Sector Index for awards granted in fiscal 2018 and 2019 or the Russell 2000 index for awards granted in 2020. TSR is measured as stock price appreciation in the performance period. We have also granted RSUs with a performance condition to our President and Chief Executive Officer, which will vest and become payable based upon the Company’s generating specified “adjusted” EBITDA levels on a trailing four-quarter basis in any two consecutive trailing four-quarter periods. We assess the probability of achieving the performance condition on a quarterly basis. We valued the RSUs with a performance condition using the market price on the date of grant.

Segment Information

As of January 2, 2021, we had one operating segment: the core Lattice business, which includes semiconductor devices, evaluation boards, development hardware, and related intellectual property licensing, services, and sales. Our chief operating decision maker is the Chief Executive Officer, who reviews operating results and financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

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

Note 2 - Net Income (Loss) Per Share

Our calculation of the diluted share count includes the number of shares from our equity awards with market conditions or performance conditions that would be issuable under the terms of such awards at the end of the reporting period. For equity awards with a market condition, the maximum number of shares issuable are included in the diluted share count as of January 2, 2021, as the market condition would have been achieved at the highest level of vesting if measured as of the end of the reporting period. For equity awards with a performance condition, no shares are included in the diluted share count as of January 2, 2021, as vesting of future tranches of these awards is contingent upon achievement of the performance condition over two consecutive trailing four-quarter periods, which has not yet been achieved. See "Note 10 - Stock-Based Compensation Plans" to our consolidated financial statements for further discussion of our equity awards with market or performance conditions.

A summary of basic and diluted Net income (loss) per share is presented in the following table:

	Year Ended
	January 2,	December 28,	December 29,
(in thousands, except per share data)	2021	2019	2018
Net income (loss)	$47,392	$43,493	$(26,322)

Shares used in basic Net income (loss) per share	135,220	132,471	126,564
Dilutive effect of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition	6,056	4,803	—
Shares used in diluted Net income (loss) per share	141,276	137,274	126,564

Basic Net income (loss) per share	$0.35	$0.33	$(0.21)
Diluted Net income (loss) per share	$0.34	$0.32	$(0.21)

The computation of diluted Net income (loss) per share excludes the effects of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition that are antidilutive, aggregating approximately the following number of shares:

	Year Ended
	January 2,	December 28,	December 29,
(in thousands)	2021	2019	2018
Stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition excluded as they are antidilutive	316	890	7,567

Note 3 - Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables provide information about revenue from contracts with customers disaggregated by major class of revenue, revenue by channel, and by geographical market, based on ship-to location of the customer:

Major Class of Revenue	Year Ended
	January 2,		December 28,		December 29,
(In thousands)	2021		2019		2018
Product	$388,502	95%	$382,548	95%	$380,468	95%
Licensing and services	19,618	5%	21,545	5%	18,331	5%
Total revenue	$408,120	100%	$404,093	100%	$398,799	100%

Revenue by Channel	Year Ended
	January 2,		December 28,		December 29,
(In thousands)	2021		2019		2018
Product revenue - Distributors	$339,100	83%	$331,941	82%	$330,719	83%
Product revenue - Direct	49,402	12%	50,607	13%	49,749	12%
Licensing and services revenue	19,618	5%	21,545	5%	18,331	5%
Total revenue	$408,120	100%	$404,093	100%	$398,799	100%

Revenue by Geographical Market	Year Ended
	January 2,		December 28,		December 29,
(In thousands)	2021		2019		2018
United States	$43,945	11%	$44,330	11%	$38,585	10%
Other Americas	18,192	4%	13,606	3%	16,549	4%
Americas	62,137	15%	57,936	14%	55,134	14%
China	213,714	52%	206,107	51%	202,983	51%
Taiwan	30,972	8%	19,746	5%	16,124	4%
Japan	25,435	6%	42,658	11%	44,033	11%
Other Asia	35,062	9%	30,254	7%	34,979	9%
Asia	305,183	75%	298,765	74%	298,119	75%
Europe	40,800	10%	47,392	12%	45,546	11%
Total revenue	$408,120	100%	$404,093	100%	$398,799	100%

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

The following table summarizes activity during the periods presented:

(In thousands)
Contract assets as of December 29, 2018	$9,143
Revenues recorded during the period	17,356
Transferred to Accounts receivable or collected	(20,930)
Contract assets as of December 28, 2019	$5,569
Revenues recorded during the period	15,860
Transferred to Accounts receivable or collected	(15,818)
Contract assets as of January 2, 2021	$5,611

Contract liabilities are included in Accrued expenses on our Consolidated Balance Sheets. The following table summarizes activity during the periods presented:

(In thousands)
Contract liabilities as of December 29, 2018	$1,614
Accruals for estimated future stock rotation and scrap returns	5,763
Less: Release of accruals for recognized stock rotation and scrap returns	(5,064)
Contract liabilities as of December 28, 2019	$2,313
Accruals for estimated future stock rotation and scrap returns	5,976
Less: Release of accruals for recognized stock rotation and scrap returns	(5,221)
Contract liabilities as of January 2, 2021	$3,068

The impact to revenue in fiscal years 2020 and 2019 from the release of accruals for recognized stock rotation and scrap returns was offset by the processing of return merchandise authorizations totaling $6.1 million and $5.0 million, respectively, yielding a net revenue decrease of approximately $0.9 million and a net revenue increase of approximately $0.1 million, respectively.

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

	January 2,	December 28,
(In thousands)	2021	2019
Accounts receivable	$64,635	$65,023
Less: Allowance for credit losses	(54)	(106)
Accounts receivable, net of allowance for credit losses	$64,581	$64,917

We had no material bad debt expense in fiscal 2020, 2019, or 2018.

Inventories

	January 2,	December 28,
(In thousands)	2021	2019
Work in progress	$34,724	$39,855
Finished goods	29,875	15,125
Total inventories, net	$64,599	$54,980

Accrued Expenses

Included in Accrued expenses in the Consolidated Balance Sheets are the following balances:

	January 2,	December 28,
(In thousands)	2021	2019
Liability for non-cancelable contracts	$8,492	$6,964
Current portion of operating lease liabilities	4,149	4,686
Other accrued expenses	8,770	8,941
Total accrued expenses	$21,411	$20,591

Cloud Based Computing Implementation Costs

Under the guidance in ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), we are capitalizing the implementation costs for cloud computing arrangements, mainly for our integrated distributor accounting management systems. These cloud-based computing implementation costs are recorded in Prepaid expenses and other current assets and Other long-term assets on our Consolidated Balance Sheets. The following table summarizes activity during fiscal 2020:

(In thousands)
Cloud based computing implementation costs as of December 28, 2019	$2,543
Costs capitalized	983
Amortization	(695)
Cloud based computing implementation costs as of January 2, 2021	$2,831

Note 5 - Property and Equipment

	January 2,	December 28,
(In thousands)	2021	2019
Production equipment and software	$135,774	$150,591
Leasehold improvements	12,913	12,517
Office furniture and equipment	2,161	2,112
	150,848	165,220
Accumulated depreciation and amortization	(111,182)	(125,990)
	$39,666	$39,230

For fiscal year 2020, depreciation and amortization expense for property and equipment was $11.8 million. For fiscal year 2019, depreciation and amortization expense for property and equipment was $11.6 million, including $0.4 million of restructuring expense. For fiscal year 2018, depreciation and amortization expense for property and equipment was $13.4 million, including $0.6 million of restructuring expense.

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	January 2,	December 28,
(In thousands)	2021	2019
United States	$29,440	$32,313
China	1,537	1,683
Philippines	2,912	2,683
Taiwan	5,171	1,885
Japan	476	283
Other	130	383
Total foreign property and equipment, net	10,226	6,917
Total property and equipment, net	$39,666	$39,230

Note 6 - Long-Term Debt

On May 17, 2019, we entered into a credit agreement (the “Current Credit Agreement”), which provides for a five-year secured term loan facility in an aggregate principal amount of $175.0 million and a five-year secured revolving loan facility in an aggregate principal amount of up to $75.0 million, along with other components and options, such as a letter of credit, swing line, or expansion of the revolver, currently not in use, which are described in the Current Credit Agreement.

We used the $175.0 million term loan proceeds and an initial $31.5 million revolving loan draw at closing to (i) repay the $204.4 million obligation outstanding under our previous credit agreement (the “Previous Credit Agreement”), and (ii) pay fees and expenses totaling $2.1 million incurred in connection with the Current Credit Agreement. The revolving loan may be used for working capital and general corporate purposes. With the repayment of our obligations under the Previous Credit Agreement, we wrote off the remaining unamortized balance of the related original issue discount and debt costs, which we recorded as a $2.2 million loss on refinancing in Other expense, net on our Consolidated Statements of Operations in fiscal 2019.

At our option, the term loan and the revolving loan (collectively, "long-term debt") accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.25% to 1.00%, determined based on our total leverage ratio or (ii) the London Interbank Offered Rate ("LIBOR") for interest periods of 1, 2, 3 or 6 months plus a margin ranging from 1.25% to 2.00%, determined based on our total leverage ratio. The base rate is defined as the highest of (i) the federal funds rate, plus 0.50%, (ii) Wells Fargo Bank, National Association’s prime rate or (iii) the LIBOR rate for a 1-month interest period plus 1.00%. As of January 2, 2021, the effective interest rate on the term loan was 1.61%, and the effective interest rate on the revolving loan was 1.40%. We pay a commitment fee of 0.20% on the unused portion of the revolving loan.

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

During fiscal 2020, we made principal payments totaling $26.3 million, including $13.1 million in accelerated principal payments made during the second quarter of fiscal 2020 that fulfilled the required quarterly installments through the first quarter of fiscal 2021. We drew $50.0 million on our revolving loan facility during the first quarter of fiscal 2020. The fair value of our long-term debt approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

	January 2,	December 28,
(In thousands)	2021	2019
Principal amount	$171,875	$148,125
Unamortized original issuance discount and debt costs	(1,179)	(1,579)
Less: Current portion of long-term debt	(12,762)	(21,474)
Long-term debt, net of current portion and unamortized debt issue costs	$157,934	$125,072

Interest expense related to our long-term debt is included in Interest expense on our Consolidated Statements of Operations as follows:

	Year Ended
	January 2,	December 28,	December 29,
(In thousands)	2021	2019	2018
Contractual interest	$3,319	$10,278	$18,600
Amortization of original issuance discount and debt costs	400	1,659	2,230
Total interest expense related to long-term debt	$3,719	$11,937	$20,830

Expected future principal payments are based on the schedule of required quarterly installments. With the accelerated principal payments we made during the second quarter of fiscal 2020, our next required quarterly installment is due in the second quarter of fiscal 2021. As of January 2, 2021, expected future principal payments on our long-term debt were as follows:

Fiscal year	(in thousands)
2021	$13,125
2022	17,500
2023	17,500
2024	123,750
$171,875

Note 7 - Restructuring

In March 2020, our management approved and executed an internal restructuring plan (the “Q1 2020 Plan”), which included a workforce reduction in order to reduce our operating cost structure by leveraging our low-cost regions as well as enhancing efficiency. Under this plan, we incurred restructuring expense of approximately $2.0 million during fiscal 2020. Substantially all actions planned under this plan have been implemented.

In April 2019, our management approved and executed an internal restructuring plan (the “Q2 2019 Sales Plan”), which focused on a restructuring of the global sales organization through cancellation of certain contracts and a workforce reduction. Under this plan, we incurred restructuring expense of approximately $0.1 million and $2.0 million, respectively, during fiscal 2020 and 2019. Approximately $2.1 million of total expense has been incurred through January 2, 2021 under the Q2 2019 Sales Plan. All actions planned under this plan have been implemented.

In December 2018, our management approved and executed an internal restructuring plan (the “December 2018 Plan”), which included a global workforce reduction. This plan also included the abandonment of long-lived assets related to the restructuring of our agreements with a privately-held investee. Under this plan, no restructuring expense was incurred during either fiscal 2020 or 2019, and approximately $4.8 million of restructuring expense was incurred during fiscal 2018. Approximately $4.8 million of total expense has been incurred through January 2, 2021 under the December 2018 Plan. All actions planned under this plan have been implemented.

In June 2018, our Board of Directors approved an internal restructuring plan (the "June 2018 Plan"), which included the discontinuation of our millimeter wave business and the use of certain assets related to our Wireless products, and a workforce reduction. Under this plan, no restructuring expense was incurred during fiscal 2020. We recorded a total credit adjustment of approximately $0.1 million during fiscal 2019 due to the final reconciliation of expenses incurred, and we incurred approximately $4.2 million of restructuring expense during fiscal 2018. Approximately $4.1 million of total expense has been incurred through January 2, 2021 under the June 2018 Plan. All actions planned under this plan have been implemented.

In June 2017, our Board of Directors approved an internal restructuring plan (the "June 2017 Plan"), which included the sale of 100% of the equity of our Hyderabad, India subsidiary and the transfer of certain assets related to our Simplay Labs testing and certification business, a worldwide workforce reduction, and an initiative to reduce our infrastructure costs, including reconfiguring our use of certain leased properties. Under this plan, we incurred restructuring expense of approximately $1.9 million, $2.7 million, and $8.4 million, respectively, during fiscal 2020, 2019, and 2018. Approximately $21.0 million of total expense has been incurred through January 2, 2021 under the June 2017 Plan, and all planned actions have been implemented. We expect the total cost of the June 2017 Plan to be approximately $21.5 million to $23.5 million as ROU asset amortization expenses related to our partially vacated facility in San Jose, California will be incurred over the remaining lease term.

These expenses and credits were recorded to Restructuring charges on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accrued expenses and Other long-term liabilities on our Consolidated Balance Sheets.

The following table displays the activity related to the restructuring plans described above:

(In thousands)	Severance & Related (1)	Lease Termination & Fixed Assets	Software Contracts & Engineering Tools (2)	Other (3)	Total
Accrued Restructuring at December 30, 2017	$1,192	$870	$360	$25	$2,447
Restructuring charges	5,696	7,379	913	3,361	17,349
Costs paid or otherwise settled	(5,074)	381	(1,055)	(3,368)	(9,116)
Accrued Restructuring at December 29, 2018	$1,814	$8,630	$218	$18	$10,680
Restructuring charges	625	2,716	—	1,323	4,664
Costs paid or otherwise settled	(2,279)	(4,761)	(218)	(476)	(7,734)
Accrued Restructuring at December 28, 2019	$160	$6,585	$-	$865	$7,610
Restructuring charges	1,669	1,896	—	372	3,937
Costs paid or otherwise settled	(1,583)	(248)	—	(573)	(2,404)
Accrued Restructuring at January 2, 2021	$246	$8,233	$-	$664	$9,143

(1)	Includes employee relocation costs and outplacement costs, and accelerated stock compensation
(2)	Includes cancellation of contracts, asset impairments, and accelerated depreciation on certain enterprise resource planning and customer relationship management systems
(3)

In fiscal 2018, "Other" includes the abandonment of long-lived assets related to the restructuring of our agreements with a privately-held investee. In fiscal and 2019 and 2020, "Other" included termination fees on the cancellation of certain contracts under the Q2 2019 Sales Plan

Note 8 - Leases

Our facilities for corporate offices, sales offices, research and development facilities, storage facilities, and a data center, are all leased under operating leases, which expire at various times through 2027. Our leases have remaining lease terms of 1 to 8 years, some of which include options to extend for up to 5 years, and some of which include options to terminate within 1 year. The weighted-average remaining lease term was 4.6 years and the weighted-average discount rate is 6.5% as of January 2, 2021. We recorded fixed operating lease expense of $7.6 million and $7.7 million, respectively, for fiscal 2020 and 2019. Rental expense under the previous guidance for operating leases was $8.3 million for fiscal 2018.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during fiscal 2020:

Operating lease right-of-use assets	(in thousands)
Balance as of December 28, 2019	$23,591
Right-of-use assets obtained for new and modified lease contracts during the period	4,297
Amortization of right-of-use assets during the period	(5,960)
Adjustments for present value and foreign currency effects	250
Balance as of January 2, 2021	$22,178

Operating lease liabilities	(in thousands)
Balance as of December 28, 2019	$26,124
Lease liabilities incurred for new lease contracts during the period	2,646
Accretion of lease liabilities	1,629
Operating cash used by payments on lease liabilities	(7,713)
Adjustments for present value and foreign currency effects	369
Balance as of January 2, 2021	23,055
Less: Current portion of operating lease liabilities (included in Accrued expenses)	(4,149)
Long-term operating lease liabilities, net of current portion	$18,906

Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $8.2 million at January 2, 2021 and continued to be recorded in Other long-term liabilities on our Consolidated Balance Sheets.

Maturities of operating lease liabilities as of January 2, 2021 are as follows:

Fiscal year	(in thousands)
2021	$5,615
2022	5,378
2023	5,057
2024	4,861
2025	3,552
Thereafter	3,229
Total lease payments	27,692
Less: amount representing interest	(4,637)
Total lease liabilities	$23,055

Note 9 - Intangible Assets

In connection with our acquisitions of Silicon Image, Inc. in March 2015 and SiliconBlue Technologies, Inc. in December 2011, we recorded identifiable intangible assets related to developed technology, customer relationships, licensed technology, patents, and in-process research and development based on guidance for determining fair value under the provisions of ASC 820, "Fair Value Measurements." We are amortizing the intangible assets using the straight-line method over their estimated useful lives. Additionally, we have entered into license agreements for third-party technology and recorded them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives.

The following tables summarize the details of our Intangible assets, net as of January 2, 2021 and December 28, 2019:

	January 2, 2021
(In thousands)	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net
Developed technology	5.0	$110,987	$(109,162)	$1,825
Customer relationships	5.8	22,934	(22,281)	653
Licensed technology	6.6	4,376	(533)	3,843
Total identified intangible assets		$138,297	$(131,976)	$6,321

	December 28, 2019
(In thousands)	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net
Developed technology	5.0	$110,987	$(105,594)	$5,393
Customer relationships	5.8	22,934	(21,400)	1,534
Licensed technology	5.0	459	(409)	50
Total identified intangible assets		$134,380	$(127,403)	$6,977

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Year Ended
	January 2,	December 28,	December 29,
(In thousands)	2021	2019	2018
Research and development	$124	$55	$277
Amortization of acquired intangible assets	4,449	13,558	17,690
	$4,573	$13,613	$17,967

The annual expected amortization expense of acquired intangible assets is as follows:

Fiscal year	(in thousands)
2021	$2,877
2022	876
2023	600
2024	501
2025	501
Thereafter	966
Total	$6,321

No impairment charges relating to acquired intangible assets were recorded for either fiscal 2020 or 2019, as no indicators of impairment were present. During fiscal 2018, we recorded an impairment charge of $11.9 million relating to intangible assets as a result of the strategic decision to discontinue our millimeter wave business, and we recorded an impairment charge of $0.6 million to an intangible asset associated with a certain product line that we concluded had limited future revenue potential due to a decline in customer demand for that product. These charges were recorded to Impairment of acquired intangible assets in the Consolidated Statements of Operations.

Note 10 - Stock-Based Compensation Plans

Employee and Director Stock Options, Restricted Stock, and ESPP Plans

We have two active equity incentive plans, the "2013 Incentive Plan and the "2011 Non-Employee Director Equity Incentive Plan", under which shares remain available for grants to employees and non-employee directors, respectively. In addition, we have made grants of inducement awards to certain executives and employees that are granted outside of, but governed by, the 2013 Incentive Plan. "Incentive stock options" under Section 422 of the U.S. Internal Revenue Code and restricted stock unit ("RSU") grants are part of our equity compensation practices for employees who receive equity grants. Options and RSUs generally vest quarterly over a four-year period beginning on the grant date. The contractual terms of options granted do not exceed ten years.

In May 2012, the Company's stockholders approved the 2012 Employee Stock Purchase Plan ("2012 ESPP"), which authorizes the issuance of 3.0 million shares of common stock to eligible employees to purchase shares of common stock through payroll deductions, which cannot exceed 10% of an employee's compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period. We have treated the 2012 ESPP as a compensatory plan. At January 2, 2021, a total of 1.2 million shares of our common stock were available for future purchases under the 2012 ESPP.

At January 2, 2021, a total of 11.6 million shares of our common stock were available for future grants under the 2013 Incentive Plan, and the 2011 Non-Employee Director Equity Incentive Plan. Following our 2018 Shareholder meeting, a share ratio of 2.2:1 was applied to the 2013 Incentive Plan. This ratio takes two and two-tenths shares out of the 2013 Plan for every one full value share granted. During fiscal 2020, a total of 2.0 million shares were adjusted out of the 2013 Plan. Shares subject to stock option grants that expire or are canceled, without delivery of such shares, generally become available for re-issuance under equity incentive plans.

Stock-Based Compensation Expense

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Year Ended
	January 2,	December 28,	December 29,
(In thousands)	2021	2019	2018
Cost of revenue	$3,179	$1,422	$940
Research and development	10,124	5,640	4,357
Selling, general, and administrative	27,069	11,837	8,349
Total stock-based compensation	$40,372	$18,899	$13,646

The stock-based compensation expense included in Selling, general, and administrative expense for fiscal 2018 includes approximately $1.4 million of additional one-time expense for acceleration of stock compensation under the CEO separation agreement executed with our former CEO during the first quarter of fiscal 2018.

Stock Options and ESPP

The fair values of each option award on the date of grant and of the shares expected to be issued under the employee stock purchase plan were estimated using the Black-Scholes valuation model and the assumptions noted in the following table. The expected term is based on historical vested option exercises and includes an estimate of the expected term for options that are fully vested and outstanding. The expected volatility of both stock options and ESPP shares is based on the daily historical volatility of our stock price, measured over the expected term of the option or the ESPP purchase period. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option. Dividend yield has no valuation impact, as we have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future.

The following table summarizes the assumptions used in the valuation of stock option and ESPP compensation:

	Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Employee and Director Stock Options *
Expected volatility	n/a	n/a	39.87% to 41.11%
Risk-free interest rate	n/a	n/a	2.29% to 2.78%
Expected term (years)	n/a	n/a	4.08 to 4.25
Employee Stock Purchase Plan
Weighted average expected volatility	48.2%	31.6%	36.4%
Weighted average risk-free interest rate	0.89%	2.51%	1.61%
Expected term (in months)	6	6	6

* No stock options granted during fiscal 2020 or 2019

At January 2, 2021, there was $1.0 million of total unrecognized compensation cost related to unvested employee and director stock options, which is expected to be recognized over a weighted average period of 0.7 years. Our current practice is to issue new shares to satisfy option exercises. Compensation expense for all stock-based compensation awards is recognized using the straight-line method. In fiscal 2020, 2019, and 2018, we recorded stock compensation expense of approximately $2.0 million, $2.4 million, and $4.1 million, respectively, related to stock options and approximately $1.0 million, $0.5 million, and $0.6 million, respectively, related to the ESPP.

The following table summarizes our stock option activity and related information for the year ended January 2, 2021:

(Shares and aggregate intrinsic value in thousands)	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Balance, December 28, 2019	3,332	$6.16
Granted	—	—
Exercised	(1,057)	5.70
Forfeited or expired	(75)	5.69
Balance, January 2, 2021	2,200	$6.39
Vested and expected to vest at January 2, 2021	2,200	$6.39	3.86	$86,739
Exercisable, January 2, 2021	1,589	$6.40	3.66	$62,661

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that day. This amount changes based on the fair market value of the Company's stock. Total intrinsic value of options exercised for fiscal 2020, 2019, and 2018 was $21.5 million, $17.8 million, and $6.5 million, respectively.

No stock options were granted during fiscal 2020 or 2019. For fiscal 2018, the grant date weighted-average fair value for stock options granted, calculated using the Black-Scholes option pricing model with the noted assumptions for stock options, was $2.73. The weighted average fair values for the ESPP, calculated using the Black-Scholes option pricing model with the noted assumptions for the ESPP, were $6.62, $1.69, and $1.50 for fiscal years 2020, 2019, and 2018, respectively.

Time-Based Restricted Stock Unit Awards

The following table summarizes the activity for our time-based RSUs for the year ended January 2, 2021:

(Shares in thousands)	Shares	Weighted average grant date fair value
Balance, December 28, 2019	3,611	$11.50
Granted	984	26.48
Vested	(1,424)	10.72
Forfeited or expired	(173)	12.03
Balance, January 2, 2021	2,998	$16.76

At January 2, 2021, there was $44.3 million of unrecognized compensation expense related to unvested time-based RSUs. Our current practice is to issue new shares when RSUs vest. Compensation expense for RSUs is recognized using the straight-line method over the related vesting period. In fiscal 2020, 2019, and 2018, we recorded stock compensation expense related to time-based RSUs of approximately $16.6 million, $10.3 million, and $8.0 million, respectively.

Market-Based and Performance-Based Awards

In 2018 through 2020, we granted awards of RSUs with either a market condition or a performance condition to certain executives.

In the first quarter of fiscal 2020, we granted awards of RSUs with a market condition to certain executives. Under the terms of these grants, the RSUs with a market condition vest and become payable over a three-year period based on the Company’s total shareholder return ("TSR") relative to the Russell 2000 index, which condition is tested for one-half of the grants on the second and third anniversary of the grant date. The awards may vest at 250% or 200%, depending upon the executive, if the 75th percentile of the market condition is achieved, with 100% of the units vesting at the 55th percentile, zero vesting if relative TSR is below the 25th percentile, and vesting scaling for achievement between the 25th and 75th percentile.

In fiscal years 2018 and 2019, we granted inducement awards outside of, but subject to the terms and conditions of the 2013 Incentive Plan to certain executives. These awards consisted of RSUs with either a market condition or a performance condition that vest and become payable upon achievement of TSR or Adjusted EBITDA targets, respectively. These TSR-based awards vest and become payable over a three-year period based on the Company’s TSR relative to the PHLX Semiconductor Sector Index, with either 250% or 200% of the units vesting at the 75th percentile, depending upon the executive, 100% of the units vesting at the 50th percentile and zero vesting if relative TSR is below the 25th percentile, and vesting scaling linearly for achievement between the 25th and 75th percentile. The Adjusted EBITDA-based awards will vest and become payable based upon the Company’s generating specified “adjusted” EBITDA levels on a trailing four quarter basis in any two consecutive trailing four-quarter periods. During the first quarter of fiscal 2020, the Board of Directors approved a modification to the market condition measurement periods associated with the unvested portions of certain of the Company’s awards with a market condition that were granted prior to fiscal 2020. The modification extended the duration of the measurement period by adjusting the beginning date of each measurement period to the original grant date, resulting in approximately $1.8 million additional stock compensation expense during the first quarter of fiscal 2020.

During the first quarter of fiscal 2020, the market condition for awards granted to certain executives in the first quarter of fiscal 2019 exceeded the 75th percentile of the condition, and the first tranche of these awards vested at 200%. During the second quarter of fiscal 2020, the first tranche of 33.3% of the base number of the awards with an EBITDA performance condition vested, as the Company had generated the specified "adjusted" EBITDA levels on a trailing four quarter basis for two consecutive trailing four-quarter periods as of the end of the first quarter of fiscal 2020. During the third and fourth quarters of fiscal 2020, the market condition for awards granted in previous years exceeded the 75th percentile of the condition, and one-third of these awards vested at 250% or 200%, as applicable for the respective executive.

For our awards with a market condition or a performance condition, we incurred stock compensation expense, including the effect of the modification in the first quarter of fiscal 2020, of approximately $20.8 million, $5.7 million, and $0.9 million in fiscal years 2020, 2019, and 2018, respectively. At January 2, 2021, there was $14.8 million of unrecognized compensation expense related to unvested RSUs with a market condition or a performance condition.

The following table summarizes the assumptions used at the grant date in the valuation of RSUs with a market or performance condition:

	Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Executive RSUs with a market condition or performance condition
Weighted average expected volatility	42.38%	40.15% to 41.10%	41.06% to 41.74%
Weighted average risk-free interest rate	1.40%	1.66% to 2.55%	2.71% to 2.87%
Expected term (years)	3.00	3.00	3.00 to 3.16

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Shares	Weighted average grant date fair value
Balance, December 28, 2019	1,163	$14.49
Granted	349	32.23
Effect of vesting multiplier	472	—
Vested	(963)	15.63
Canceled	—	—
Balance, January 2, 2021	1,021	$20.42

Note 11 - Common Stock Repurchase Program

On February 14, 2020, our Board of Directors approved a stock repurchase program pursuant to which up to $40.0 million of outstanding common stock could be repurchased from time to time. The duration of the repurchase program was twelve months. Under this program during the fourth quarter of fiscal 2020, approximately 0.4 million shares were repurchased for $15.0 million, or an average price paid per share of $38.98. All repurchased shares were retired by the end of the 2020 fiscal year. All repurchases were open market transactions funded from available working capital. The twelve-month 2020 program expired during the first quarter of fiscal 2021, during which no additional shares were repurchased.

Note 12 - Income Taxes

We are subject to federal and state income tax as well as income tax in the various foreign jurisdictions in which we operate.

The domestic and foreign components of Income (loss) before income taxes were as follows:

	Year Ended
(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Domestic	$11,772	$33,417	$(8,274)
Foreign	36,684	11,648	(15,695)
Income (loss) before taxes	$48,456	$45,065	$(23,969)

The components of Income tax expense are as follows:

	Year Ended
(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Current:
Federal	$54	$499	$536
State	68	45	38
Foreign	1,025	1,345	1,869
	1,147	1,889	2,443
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(83)	(317)	(90)
	(83)	(317)	(90)
Income tax expense	$1,064	$1,572	$2,353

Income tax expense differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
	%	%	%
Statutory federal rate	21	21	(21)
Adjustments for tax effects of:
State taxes, net	(4)	3	(6)
Research and development credits	(3)	3	(5)
Stock compensation	(23)	(11)	8
Foreign rate differential	(12)	(2)	20
Foreign dividends	15	—	—
Foreign withholding taxes	3	3	5
162(m) executive compensation limitation	13	5	2
Other deferred tax asset adjustment	3	—	13
Valuation allowance	(13)	(19)	(11)
Change in uncertain tax benefit accrual	2	—	2
Other	—	1	3
Effective income tax rate	2	4	10

ASC 740, “Income Taxes”, provides for the recognition of deferred tax assets if realization of these assets is more-likely-than-not. We evaluate both positive and negative evidence to determine if some or all of our deferred tax assets should be recognized on a quarterly basis.

Through January 2, 2021, we continued to evaluate the valuation allowance position in the United States and concluded that we should maintain a full valuation allowance against the net federal and state deferred tax assets. In making this evaluation, we exercised significant judgment and considered estimates about our ability to generate revenue and taxable profits sufficient to offset expenditures in future periods within the United States. We will continue to evaluate both positive and negative evidence in future periods to determine if we will realize the net deferred tax assets. We don't have a valuation allowance in any foreign jurisdictions as we have concluded it is more likely than not that we will realize the net deferred tax assets in future periods.

The components of our net deferred tax assets are as follows:

(In thousands)	January 2, 2021	December 28, 2019
Deferred tax assets:
Accrued expenses and reserves	$5,464	$3,527
Stock-based and deferred compensation	3,851	2,812
Lease liability	4,190	4,369
Intangible assets	10,082	12,294
Fixed assets	351	256
Net operating loss carry forwards	87,443	86,899
Tax credit carry forwards	83,534	90,339
Capital loss carry forwards	4,018	4,235
Other	934	1,059
Total deferred tax assets	199,867	205,790
Less: valuation allowance	(192,478)	(198,499)
Net deferred tax assets	7,389	7,291
Deferred tax liabilities:
Fixed assets	2,809	2,620
Unremitted earnings	1,746	—
Deferred revenue	64	434
Right-of-use asset	3,939	3,759
Total deferred tax liabilities	8,558	6,813
Net deferred taxes	(1,169)	478

The following table displays the activity related to changes in our valuation allowance for deferred tax assets:

Fiscal Years Ended	Balance at beginning	Charged (Credit) to costs and	Charged (credit) to other	Balance at end of
(in thousands)	of period	expenses	accounts	period
January 2, 2021	$198,499	$(6,021)	$—	$192,478
December 28, 2019	$207,108	$(8,609)	$—	$198,499
December 29, 2018	$209,691	$(2,583)	$—	$207,108

At January 2, 2021, we had U.S. federal net operating loss ("NOL") carryforwards (pretax) of approximately $359.5 million that expire at various dates between 2021 and 2037. We had state NOL carryforwards (pretax) of approximately $147.6 million that expire at various dates from 2021 through 2037. We also had federal and state credit carryforwards of $51.7 million and $64.9 million, respectively. Of the $64.9 million state credit carryforwards, $64.5 million do not expire. The federal and remaining state credits expire at various dates from 2021 through 2040.

Future utilization of federal and state net operating losses and tax credit carry forwards may be limited if cumulative changes to ownership exceed 50% within any three-year period. If there is a significant change in ownership, future tax attribute utilization may be restricted and an allowance will be recorded against NOL carryforwards and/or R&D credits to reflect the limitation.

Foreign earnings may be subject to withholding taxes in local jurisdictions if they are distributed and repatriated in the United States. At January 2, 2021, U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $3.1 million of the undistributed earnings of our Chinese subsidiary. We intend to reinvest these earnings indefinitely.

At January 2, 2021, our unrecognized tax benefits associated with uncertain tax positions were $55.7 million, of which $53.6 million, if recognized, would affect the effective tax rate, subject to valuation allowance. As of January 2, 2021, interest and penalties associated with unrecognized tax benefits were $9.1 million, which are not reflected in the table below.

The following table summarizes the changes to unrecognized tax benefits for the fiscal years presented:

(in thousands)
Balance at December 30, 2017	$58,377
Additions based on tax positions related to the current year	389
Additions based on tax positions of prior years	759
Reduction for tax positions of prior years	(5)
Reduction as a result of lapse of applicable statute of limitations	(1,235)
Balance at December 29, 2018	58,285
Additions based on tax positions related to the current year	238
Additions based on tax positions of prior years	1,084
Reductions for tax positions of prior years	(213)
Reduction as a result of lapse of applicable statute of limitations	(2,432)
Balance at December 28, 2019	56,962
Additions based on tax positions related to the current year	548
Additions based on tax positions of prior years	628
Reductions for tax positions of prior years	—
Reduction as a result of lapse of applicable statute of limitations	(2,401)
Balance at January 2, 2021	$55,737

The balance of the unrecognized tax benefit at December 30, 2017 included in the table above summarizing the changes to the unrecognized tax benefit has been updated from $44,832 thousand to $58,377 thousand. Additionally, the amounts in this table for Additions based on tax positions of prior years during 2018 and 2019 have been updated from $19 thousand and $334 thousand to $759 thousand and $1,084 thousand, respectively.

Our liability for uncertain tax positions (including penalties and interest) was $22.3 million and $24.6 million at January 2, 2021 and December 28, 2019, respectively, and is recorded as a component of Other long-term liabilities on our Consolidated Balance Sheets. The remainder of our uncertain tax position exposure of $42.5 million is netted against deferred tax assets.

At January 2, 2021, it is reasonably possible that $2.7 million of unrecognized tax benefits and $0.4 million of associated interest and penalties could be recognized during the next twelve months. The $3.1 million potential change would represent a decrease in unrecognized tax benefits, comprised of items related to tax filings for years that will no longer be subject to examination under expiring statutes of limitations.

The years that remain subject to examination are 2017 for federal income taxes, 2016 for state income taxes, and 2013 for foreign income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward amount.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act).  The CARES Act eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020.  The CARES Act makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. In addition, the CARES Act allows companies to defer making certain payroll tax payments until future years. With the enactment of the CARES Act, the Company does not expect a financial statement impact from income taxes.  The Company has not recorded any income tax expense or benefit relate to the Act for the year ended January 2, 2021.

Note 13 - Employee Benefit Plans

Qualified Investment Plan

In 1990, we adopted a 401(k) tax-deferred savings plan, which provides all employees in the United States who meet certain eligibility requirements with an opportunity to accumulate funds for retirement. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The plan does not allow investments in the Company's common stock. The plan allows for the Company to make discretionary matching contributions in cash. We recorded matching contributions of approximately $2.4 million, $0.8 million, and $0.6 million in fiscal years 2020, 2019, and 2018, respectively.

Cash Incentive Plans

For 2020, 2019, and 2018, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, approved the Cash Incentive Plan (the “Cash Plans”) for the respective fiscal year. The chief executive officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, together with all other employees of the Company not on the Company's sales incentive plan are eligible to participate in the Cash Plans. Under the Cash Plans, individual cash incentive payments for the eligible employees will be based both on Company financial performance, as measured by achievement of operating income (before incentive plan accruals) and revenue goals within specified ranges established by the Compensation Committee, and Company performance, as measured by the achievement of personal management objectives. The Compensation Committee determines the performance of the chief executive officer, the chief financial officer and other participants based on the achievement of the management objectives established by the Compensation Committee during the first quarter of the respective fiscal year. We recorded approximately $7.9 million, $5.8 million, and $5.9 million of expense under the Cash Plans in fiscal 2020, 2019, and 2018, respectively.

Note 14 - Contingencies

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

Note 15 - Quarterly Financial Data (Unaudited)

A summary of the Company's consolidated quarterly results of operations is as follows:

	2020				2019
(In thousands, except per share data)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenue	$107,173	$103,042	$100,589	$97,316	$100,237	$103,469	$102,296	$98,091
Gross margin	64,861	62,306	60,577	57,562	59,293	61,439	60,038	57,652
Restructuring charges	(241)	2,692	546	940	(55)	252	3,126	1,341
Net income	$15,989	$12,607	$10,629	$8,167	$13,987	$13,539	$8,559	$7,408

Net income per share - basic	$0.12	$0.09	$0.08	$0.06	$0.10	$0.10	$0.06	$0.06
Net income per share - diluted	$0.11	$0.09	$0.08	$0.06	$0.10	$0.10	$0.06	$0.05

Note 16 - Subsequent Event

Subsequent to January 2, 2021, the Company's Board of Directors approved a stock repurchase program pursuant to which up to $60.0 million of outstanding common stock may be repurchased from time to time. The duration of the repurchase program is twelve months. All repurchases will be open market transactions and funded from available working capital.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lattice Semiconductor Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Lattice Semiconductor Corporation (the Company) as of January 2, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the year ended January 2, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2021, and the results of its operations and its cash flows for the year ended January 2, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation

Description of the Matter

The Company’s net inventory totaled $64.6 million as of January 2, 2021. As explained in “Note 1 - Basis of Presentation and Significant Accounting Policies” within the consolidated financial statements, the Company records inventory at the lower of cost or net realizable value, and writes down inventories to net realizable value if it is obsolete or if quantities are in excess of projected customer demand.

Auditing management’s estimates of excess and obsolete inventory was challenging because the estimate is judgmental and considers a number of factors that are affected by market and economic conditions that are outside of the Company’s control. In particular, excess and obsolete inventory calculations are sensitive to significant assumptions that relate to projected customer demand for the Company’s products.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of the Company’s internal controls over the calculation of excess and obsolete inventory, including the determination of projected customer demand and related application against on-hand inventory.

Our audit procedures included, among others, evaluating the significant assumptions stated above and the underlying data used in management’s excess and obsolete inventory assessment. We evaluated inventory levels compared to projected customer demand, historical sales, and specific product considerations. We also assessed the historical accuracy of management's estimates and performed sensitivity analyses to evaluate the changes in inventory valuation that would result from changes in significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2020.

San Jose, California

February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lattice Semiconductor Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Lattice Semiconductor Corporation’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lattice Semiconductor Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 2, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended January 2, 2021, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

San Jose, California

February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lattice Semiconductor Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Lattice Semiconductor Corporation and subsidiaries (the Company) as of December 28, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 28, 2019 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 30, 2018, due to the adoption of ASC 842, Leases, and related amendment ASU 2019-01, Leases (Topic 842): Codification Improvements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2007 to 2020.

Portland, Oregon
February 24. 2020 except for Note 12, as to which the date is February 26, 2021

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the filing of this Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 2, 2021. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that we accumulate and communicate correct information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls are effective as of January 2, 2021.

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

We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and may not prevent or detect misstatements. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of January 2, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that, as of January 2, 2021, the Company's internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has audited the Company's internal control over financial reporting and has issued its opinion on the effectiveness of the Company's internal control over financial reporting, which appears on page 63 in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We do not believe there has been any material impact to our internal controls over financial reporting notwithstanding that most of our employees are working remotely due to the COVID-19 pandemic. We continue to monitor and assess the COVID-19 situation on our internal controls to address any potential impact on their design and operating effectiveness.

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

We have adopted a Code of Conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. The Code of Conduct is posted on our website at www.latticesemi.com. There were no changes to our Code of Conduct during fiscal 2020. Amendments to the Code of Conduct or any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules, if any, will be disclosed on our website at www.latticesemi.com.

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

(2) Exhibits

Exhibit Number	Description

3.1	The Company’s Restated Certificate of Incorporation, as amended on June 4, 2009 (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed June 4, 2009).

3.2	The Company’s Bylaws, as amended as of November 3, 2016 (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

4.1	Description of Securities (Incorporated by reference to Exhibit 4.1 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019).

10.1*

Form of Indemnification Agreement executed by each director and executive officer of the Company and certain other officers and employees of the Company and its subsidiaries (Incorporated by reference to Exhibit 10.41 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

10.2*	Form of Notice of Grant of Restricted Stock Units to Executive Officer (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.3*	Lattice Semiconductor Corporation 2012 Employee Stock Purchase Plan (incorporated by reference to Annex 1 to the Company's Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Stockholders filed on April 12, 2012).

10.4*	Lattice Semiconductor Corporation 2011 Non-Employee Director Equity Incentive Plan. (Incorporated by reference to Exhibit 99.2 filed with the Company’s Registration Statement on Form S-8 filed June 25, 2019).

10.5*	Lattice Semiconductor Corporation 2013 Incentive Plan, as amended and restated.

10.6	Credit Agreement by and among Lattice Semiconductor Corporation, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed May 20, 2019).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

Exhibit Number	Description

10.7*	Lattice Semiconductor Corporation 2018 Cash Incentive Plan (Incorporated by reference to Exhibit 10.13 filed with the Company’s Annual Report on Form 10-K filed on February 26, 2019).

10.8*	Lattice Semiconductor Corporation 2019 Cash Incentive Plan (incorporated by reference to Exhibit 10.14 filed with the Company’s Annual Report on Form 10-K filed on February 24, 2020).

10.9*	Lattice Semiconductor Corporation 2020 Cash Incentive Plan.

10.10*	Amended Employment Agreement, by and between Lattice Semiconductor Corporation and James R. Anderson, effective February 21, 2020. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on February 24, 2020).

10.11*	Form of Amended Employment Agreement (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on February 24, 2020).

10.12*	Employment Agreement between Lattice Semiconductor Corporation and Byron Milstead effective as of December 30, 2008 (Incorporated by reference to Exhibit 10.66 filed with the Company's Annual Report on Form 10-K filed for the fiscal year ended January 3, 2009).

10.13*

Employment Agreement, by and between Lattice Semiconductor Corporation and Stephen Douglass, effective September 4, 2018 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed on October 29, 2018).

10.14*

Employment Agreement, by and between Lattice Semiconductor Corporation and Sherri Luther, effective January 2, 2019 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on January 2, 2019).

10.15*

Employment Agreement, by and between Lattice Semiconductor Corporation and Esam Elashmawi, dated September 24, 2018 (Incorporated by reference to Exhibit 10.20 filed with the Company’s Annual Report on Form 10-K filed on February 26, 2019.).

10.16	Credit Agreement among Lattice Semiconductor Corporation, the Subsidiary Guarantors from time to time party thereto, the various Lenders from time to time party thereto, Jefferies Finance LLC as Administrative Agent, Jefferies Finance LLC and HSBC Securities (USA) Inc. as lead arrangers and book runners, Jefferies Finance LLC as syndication agent and HSBC Securities (USA) Inc. and ING Capital LLC as co-documentation agents (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed March 11, 2015).

10.17	Office Lease, effective as of October 21, 2014, between 555 SW Oak, LLC and Lattice Semiconductor Corporation (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed October 27, 2014).

16.1	Letter from KPMG LLP dated May 8, 2020 (Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on May 8, 2020).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)
By:	/s/ Sherri Luther
Sherri Luther Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Date:	February 26, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date
Principal Executive
Officer
/s/ James Anderson		February 26, 2021
James Anderson	President, Chief Executive Officer, and Director

Principal Financial and
Accounting Officer
/s/ Sherri Luther		February 26, 2021
Sherri Luther	Chief Financial Officer

Directors

/s/ Robin Abrams		February 26, 2021
Robin Abrams	Director

/s/ John Bourgoin		February 26, 2021
John Bourgoin	Director

/s/ Mark Jensen		February 26, 2021
Mark Jensen	Director

/s/ Anjali Joshi		February 26, 2021
Anjali Joshi	Director

/s/ James Lederer		February 26, 2021
James Lederer	Director

/s/ John Major		February 26, 2021
John Major	Director

/s/ Krishna Rangasavee		February 26, 2021
Krishna Rangasayee	Director

/s/ Jeff Richardson		February 26, 2021
Jeff Richardson	Director