Form 10-Q
period 2021-04-03
LATTICE SEMICONDUCTOR CORP
filed 2021-05-06
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 3, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of common stock outstanding as of May 3, 2021	136,551,684

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

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; future financial results or accounting treatments; future impacts of the COVID-19 pandemic, including as a result of actions by governments, businesses, and individuals in response to the situation, on consumer, industrial, and financial markets, our business operations, supply chain and partners, financial performance, results of operations, financial position, and the achievement of our strategic objectives; our use of cash; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our opportunities to increase our addressable market; our expectations and strategies regarding market trends and opportunities, including market segment drivers such as 5G infrastructure deployments, cloud and enterprise servers, client computing platforms, industrial Internet of Things, factory automation, automotive electronics, smart homes and prosumers; our judgments involved in accounting matters; actions we may take regarding the design and continued effectiveness of our internal control over financial reporting; our expectations regarding product offerings; our expectations regarding our customer base; our future investments in research and development and our research and development expense efficiency; the expected costs of our restructuring plans; our expectations regarding taxes, including unrecognized tax benefits, and tax adjustments and allowances; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; whether we will pursue future stock repurchases and how any future repurchases will be funded; and our beliefs regarding legal proceedings.

These forward-looking statements are based on estimates and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those statements expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include the effects of the COVID-19 pandemic and the actions by governments, businesses, and individuals in response to the situation, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; global economic conditions and uncertainty; and other factors more fully described herein or that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 and any additional or updated risk factors discussed in any subsequent Quarterly Report on Form 10-Q filed since that date.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	April 3,	March 28,
(In thousands, except per share data)	2021	2020
Revenue	$115,716	$97,316
Cost of revenue	45,130	39,754
Gross margin	70,586	57,562
Operating expenses:
Research and development	24,066	21,693
Selling, general, and administrative	25,092	22,551
Amortization of acquired intangible assets	603	2,640
Restructuring charges	176	940
Total operating expenses	49,937	47,824
Income from operations	20,649	9,738
Interest expense	(718)	(1,077)
Other expense, net	(162)	(50)
Income before income taxes	19,769	8,611
Income tax expense	956	444
Net income	$18,813	$8,167

Net income per share:
Basic	$0.14	$0.06
Diluted	$0.13	$0.06

Shares used in per share calculations:
Basic	136,401	134,253
Diluted	141,674	138,044

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	April 3,	March 28,
(In thousands)	2021	2020
Net income	$18,813	$8,167
Other comprehensive loss:
Translation adjustment, net of tax	(237)	(111)
Comprehensive income	$18,576	$8,056

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	April 3,	January 2,
(In thousands, except share and par value data)	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$185,268	$182,332
Accounts receivable, net of allowance for credit losses	71,090	64,581
Inventories, net	59,456	64,599
Prepaid expenses and other current assets	21,066	22,331
Total current assets	336,880	333,843
Property and equipment, less accumulated depreciation of $111,521 at April 3, 2021 and $111,182 at January 2, 2021	38,143	39,666
Operating lease right-of-use assets	28,006	22,178
Intangible assets, net	7,294	6,321
Goodwill	267,514	267,514
Deferred income taxes	566	577
Other long-term assets	9,181	9,968
Total assets	$687,584	$680,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,384	$27,530
Accrued expenses	24,559	21,411
Accrued payroll obligations	11,592	18,028
Current portion of long-term debt	17,144	12,762
Total current liabilities	80,679	79,731
Long-term debt, net of current portion	153,644	157,934
Long-term operating lease liabilities, net of current portion	23,539	18,906
Other long-term liabilities	38,137	39,069
Total liabilities	295,999	295,640
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 136,401,000 shares issued and outstanding as of April 3, 2021 and 136,236,000 shares issued and outstanding as of January 2, 2021	1,364	1,362
Additional paid-in capital	759,291	770,711
Accumulated deficit	(367,085)	(385,898)
Accumulated other comprehensive loss	(1,985)	(1,748)
Total stockholders' equity	391,585	384,427
Total liabilities and stockholders' equity	$687,584	$680,067

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	April 3,	March 28,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$18,813	$8,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,901	7,793
Stock-based compensation expense	10,454	8,728
Amortization of right-of-use assets	1,628	1,494
Amortization of debt issuance costs and discount	92	103
Other non-cash adjustments	(41)	(88)
Changes in assets and liabilities:
Accounts receivable, net	(6,509)	(3,726)
Inventories, net	5,143	6,048
Prepaid expenses and other assets	780	(129)
Accounts payable	(146)	90
Accrued expenses	858	40
Accrued payroll obligations	(6,436)	(5,689)
Operating lease liabilities, current and long-term portions	(1,372)	(1,437)
Income taxes payable	206	(291)
Net cash provided by (used in) operating activities	29,371	21,103
Cash flows from investing activities:
Capital expenditures	(1,270)	(3,867)
Cash paid for software and intellectual property licenses	(3,056)	(2,775)
Net cash provided by (used in) investing activities	(4,326)	(6,642)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(7,981)	(3,854)
Proceeds from issuance of common stock	1,111	2,370
Purchases of treasury stock	(15,002)	—
Proceeds from long-term debt	—	50,000
Repayment of long-term debt	—	(4,375)
Net cash provided by (used in) financing activities	(21,872)	44,141
Effect of exchange rate change on cash	(237)	(111)
Net increase in cash and cash equivalents	2,936	58,491
Beginning cash and cash equivalents	182,332	118,081
Ending cash and cash equivalents	$185,268	$176,572

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$592	$1,113
Operating lease payments	$1,731	$1,934
Income taxes paid, net of refunds	$675	$852
Accrued purchases of plant and equipment	$1,120	$753
Operating lease right-of-use assets obtained in exchange for lease obligations	$7,440	$49

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

The following summarizes the changes in total equity for the three month period ended April 3, 2021:

	Common Stock ($.01 par value)		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balances, January 2, 2021	136,236	$1,362	$770,711	$—	$(385,898)	$(1,748)	$384,427
Components of comprehensive income, net of tax:
Net income for the three months ended April 3, 2021	—	—	—	—	18,813	—	18,813
Other comprehensive loss	—	—	—	—	—	(237)	(237)
Total comprehensive income							18,576
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	472	5	(6,875)	—	—	—	(6,870)
Stock-based compensation expense	—	—	10,454	—	—	—	10,454
Stock repurchase	—	—	—	(15,002)	—	—	(15,002)
Retirement of treasury stock	(307)	(3)	(14,999)	15,002	—	—	—
Balances, April 3, 2021	136,401	$1,364	$759,291	$—	$(367,085)	$(1,985)	$391,585

The following summarizes the changes in total equity for the three month period ended March 28, 2020:

	Common Stock ($.01 par value)		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balances, December 28, 2019	133,883	$1,339	$762,213	$—	$(433,290)	$(2,603)	$327,659
Components of comprehensive income, net of tax:
Net income for the three months ended March 28, 2020	—	—	—	—	8,167	—	8,167
Other comprehensive loss	—	—	—	—	—	(111)	(111)
Total comprehensive income							8,056
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	630	6	(1,490)	—	—	—	(1,484)
Stock-based compensation expense	—	—	8,728	—	—	—	8,728
Balances, March 28, 2020	134,513	$1,345	$769,451	$—	$(425,123)	$(2,714)	$342,959

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

Basis of Presentation and Use of Estimates

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In our opinion, they include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the SEC's rules and regulations for interim reporting. These Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2021 ("2020 10-K").

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. We base our estimates and judgments on historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when made, and because of the uncertainty inherent in these matters, actual results may differ materially from these estimates under different assumptions or conditions. We evaluate our estimates and judgments on an ongoing basis.

We describe our accounting methods and practices in more detail in our 2020 10-K. There have been no changes to the significant accounting policies, procedures, or general information described in our 2020 10-K that have had a material impact on our consolidated financial statements and related notes. Certain prior year balances have been reclassified to conform to the current year’s presentation.

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2021 will be a 52-week year and will end on January 1, 2022, and our fiscal 2020 was a 53-week year that ended January 2, 2021. Our first quarter of fiscal 2021 and first quarter of fiscal 2020 ended on April 3, 2021 and March 28, 2020, respectively. All references to quarterly financial results are references to the results for the relevant 13-week fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue and accounts receivable. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 85% and 78% for the first quarter of fiscal 2021 and 2020, respectively. Distributors also account for a substantial portion of our net accounts receivable. Our two largest distributors accounted for 43% and 37% of net accounts receivable at April 3, 2021 and 47% and 45% of net accounts receivable at January 2, 2020.

Note 2 - Net Income per Share

Our calculation of the diluted share count includes the number of shares from our equity awards with market conditions or performance conditions that would be issuable under the terms of such awards at the end of the reporting period. For equity awards with a market condition, the number of shares included in the diluted share count as of April 3, 2021 is determined by measuring the achievement of the market condition as of the end of the reporting period. For equity awards with performance conditions, no shares are included in the diluted share count as of April 3, 2021, as vesting of future tranches of these awards is contingent upon achievement of the performance conditions over certain periods of time, which has not yet been achieved. See "Note 9 - Stock-Based Compensation" to our consolidated financial statements for further discussion of our equity awards with market conditions or performance conditions.

A summary of basic and diluted Net income per share is presented in the following table:

	Three Months Ended
	April 3,	March 28,
(in thousands, except per share data)	2021	2020
Net income	$18,813	$8,167

Shares used in basic Net income per share	136,401	134,253
Dilutive effect of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition	5,273	3,791
Shares used in diluted Net income per share	141,674	138,044

Basic Net income per share	$0.14	$0.06
Diluted Net income per share	$0.13	$0.06

The computation of diluted Net income per share excludes the effects of stock options, restricted stock units ("RSUs"), Employee Stock Purchase Plan ("ESPP") shares, and equity awards with a market condition or performance condition that are antidilutive, aggregating approximately the following number of shares:

	Three Months Ended
	April 3,	March 28,
(in thousands)	2021	2020
Stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition excluded as they are antidilutive	350	1,056

Note 3 - Revenue from Contracts with Customers

Disaggregation of revenue

The following tables provide information about revenue from contracts with customers disaggregated by major class of revenue, revenue by channel, and by geographical market, based on ship-to location of the customer:

	Three Months Ended
Major Class of Revenue	April 3,		March 28,
(In thousands)	2021		2020
Product	$111,592	96%	$93,225	96%
Licensing and services	4,124	4%	4,091	4%
Total revenue	$115,716	100%	$97,316	100%

Revenue by Channel
(In thousands)
Product revenue - Distributors	$98,779	85%	$75,455	78%
Product revenue - Direct	12,813	11%	17,770	18%
Licensing and services revenue	4,124	4%	4,091	4%
Total revenue	$115,716	100%	$97,316	100%

Revenue by Geographical Market
(In thousands)
United States	$9,110	8%	$13,319	14%
Other Americas	6,733	6%	3,268	3%
Americas	15,843	14%	16,587	17%
China	67,119	58%	43,499	45%
Taiwan	2,814	2%	9,859	10%
Japan	7,777	7%	7,999	8%
Other Asia	10,680	9%	7,336	8%
Asia	88,390	76%	68,693	71%
Europe	11,483	10%	12,036	12%
Total revenue	$115,716	100%	$97,316	100%

Contract balances

Our contract assets relate to our rights to consideration for licenses and royalties due to us as a member of the HDMI consortium, with collection dependent on events other than the passage of time, such as collection of licenses and royalties from customers by the HDMI licensing agent. The balance results primarily from the amount of estimated revenue related to HDMI that we have recognized to date, but which has not yet been collected by the agent. Contract assets are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The following table summarizes activity during the first three months of fiscal 2021:

(In thousands)
Contract assets as of January 2, 2021	$5,611
Revenues recorded during the period	3,855
Transferred to Accounts receivable or collected	(3,586)
Contract assets as of April 3, 2021	$5,880

Contract liabilities are included in Accrued expenses on our Consolidated Balance Sheets. The following table summarizes activity during the first three months of fiscal 2021:

(In thousands)
Contract liabilities as of January 2, 2021	$3,068
Accruals for estimated future stock rotation and scrap returns	1,845
Contract liabilities as of April 3, 2021	$4,913

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

	April 3,	January 2,
(In thousands)	2021	2021
Accounts receivable	$71,144	$64,635
Less: Allowance for credit losses	(54)	(54)
Accounts receivable, net of allowance for credit losses	$71,090	$64,581

Inventories

	April 3,	January 2,
(In thousands)	2021	2021
Work in progress	$30,981	$34,724
Finished goods	28,475	29,875
Total inventories, net	$59,456	$64,599

Accrued Expenses

Included in Accrued expenses in the Consolidated Balance Sheets are the following balances:

	April 3,	January 2,
(In thousands)	2021	2021
Liability for non-cancelable contracts	$8,398	$8,492
Current portion of operating lease liabilities	5,584	4,149
Contract liability under ASC 606	4,913	3,068
Other accrued expenses	5,664	5,702
Total accrued expenses	$24,559	$21,411

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	April 3,	January 2,
(In thousands)	2021	2021
United States	$28,586	$29,440

Taiwan	4,906	5,171
Philippines	2,718	2,912
China	1,441	1,537
Japan	413	476
Other	79	130
Total foreign property and equipment, net	9,557	10,226
Total property and equipment, net	$38,143	$39,666

Cloud Based Computing Implementation Costs

Under the guidance in ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), we are capitalizing the implementation costs for cloud computing arrangements, mainly for our integrated distributor accounting management systems. These cloud-based computing implementation costs are recorded in Prepaid expenses and other current assets and Other long-term assets on our Consolidated Balance Sheets. The following table summarizes activity during the first three months of fiscal 2021:

(In thousands)
Cloud based computing implementation costs as of January 2, 2021	$2,831
Costs capitalized	236
Amortization	(173)
Cloud based computing implementation costs as of April 3, 2021	$2,894

Note 5 - Long-Term Debt

On May 17, 2019, we entered into a credit agreement (the “Current Credit Agreement”), which provides for a five-year secured term loan facility in an aggregate principal amount of $175.0 million and a five-year secured revolving loan facility in an aggregate principal amount of up to $75.0 million. Details of the term loan and the revolving loan (collectively, "long-term debt"), including the basis for interest, payment terms, and covenants are described in the Current Credit Agreement.

During the second quarter of fiscal 2020, we made principal payments totaling $21.9 million, including $13.1 million in accelerated principal payments that fulfilled the required quarterly installments through the first quarter of fiscal 2021. The fair value of our long-term debt approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

	April 3,	January 2,
(In thousands)	2021	2021
Principal amount	$171,875	$171,875
Unamortized original issuance discount and debt costs	(1,087)	(1,179)
Less: Current portion of long-term debt	(17,144)	(12,762)
Long-term debt, net of current portion and unamortized debt issue costs	$153,644	$157,934

As of April 3, 2021, the effective interest rate on the term loan was 1.57%, and the effective interest rate on the revolving loan was 1.36%. We pay a commitment fee of 0.20% on the unused portion of the revolving loan. Interest expense related to our long-term debt was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2021	2020
Contractual interest	$598	$1,086
Amortization of original issuance discount and debt costs	92	103
Total interest expense related to long-term debt	$690	$1,189

Expected future principal payments are based on the schedule of required quarterly installments. With the accelerated principal payments we made during the second quarter of fiscal 2020, our next required quarterly installment is due in the second quarter of fiscal 2021. As of April 3, 2021, expected future principal payments on our long-term debt were as follows:

Fiscal year	(in thousands)
2021 (Remaining 3 quarters)	$13,125
2022	17,500
2023	17,500
2024	123,750
$171,875

Note 6 - Restructuring

Under the Q1 2020 Plan, which is described in the 2020 10-K, we recorded no restructuring charges in the first quarter of fiscal 2021, and we incurred restructuring expense of approximately $1.1 million during the first quarter of fiscal 2020. Approximately $2.0 million of total expense has been incurred through April 3, 2021 under the Q1 2020 Plan. Substantially all actions planned under this plan have been implemented.

Under the Q2 2019 Sales Plan, which is described in the 2020 10-K, we recorded no restructuring charges in the first quarter of fiscal 2021, and we recorded a credit adjustment of approximately $0.2 million during the first quarter of fiscal 2020. Approximately $2.1 million of total expense has been incurred through April 3, 2021 under the Q2 2019 Sales Plan. All actions planned under this plan have been implemented

Under the June 2017 Plan, which is described in the 2020 10-K, we incurred approximately $0.2 million of restructuring expense during the first quarter of fiscal 2021 related to our partially vacated facility in San Jose, California, and we incurred approximately $0.1 million of restructuring expense during the first quarter of fiscal 2020. We have incurred approximately $21.2 million of total expense through April 3, 2021 under the June 2017 Plan, and all planned actions have been implemented. We expect the total cost of the June 2017 Plan to be approximately $21.5 million to $23.5 million as ROU asset amortization expenses related to our partially vacated facility in San Jose, California will be incurred over the remaining lease term.

These expenses were recorded to Restructuring charges on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accrued expenses and in Other long-term liabilities on our Consolidated Balance Sheets. The following table displays the activity related to our restructuring plans:

(In thousands)	Severance & Related (1)	Lease Termination & Fixed Assets	Other (2)	Total
Accrued Restructuring at January 2, 2021	$246	$8,233	$664	$9,143
Restructuring charges	—	176	—	176
Costs paid or otherwise settled	(9)	(439)	(656)	(1,104)
Accrued Restructuring at April 3, 2021	$237	$7,970	$8	$8,215

Accrued Restructuring at December 28, 2019	$160	$6,585	$865	$7,610
Restructuring charges	949	47	(56)	940
Costs paid or otherwise settled	(135)	(405)	(201)	(741)
Accrued Restructuring at March 28, 2020	$974	$6,227	$608	$7,809

(1)	Includes employee relocation and outplacement costs
(2)	Includes termination fees on the cancellation of certain contracts under the Q2 2019 Sales Plan

Note 7 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center, the terms of which are described in our 2020 10-K. In the first quarter of fiscal 2021, we extended the leases for our Hillsboro, Oregon and Shanghai, China facilities, which resulted in approximately $7.2 million of the increase in right-of-use assets and operating lease liabilities. All of our facilities are leased under operating leases, which expire at various times through 2028, with a weighted-average remaining lease term of 4.8 years and a weighted-average discount rate of 5.3% as of April 3, 2021.

We recorded fixed operating lease expenses of $2.0 million and $1.9 million for the first quarter of fiscal 2021 and 2020, respectively.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during the first three months of fiscal 2021:

Operating lease right-of-use assets	(in thousands)
Balance as of January 2, 2021	$22,178
Right-of-use assets obtained for new and modified lease contracts during the period	7,440
Amortization of right-of-use assets during the period	(1,628)
Adjustments for present value and foreign currency effects	16
Balance as of April 3, 2021	$28,006

Operating lease liabilities	(in thousands)
Balance as of January 2, 2021	$23,055
Lease liabilities incurred for new lease contracts during the period	7,440
Accretion of lease liabilities	349
Operating cash used by payments on lease liabilities	(1,731)
Adjustments for present value and foreign currency effects	10
Balance as of April 3, 2021	29,123
Less: Current portion of operating lease liabilities (included in Accrued expenses)	(5,584)
Long-term operating lease liabilities, net of current portion	$23,539

Maturities of operating lease liabilities as of April 3, 2021 are as follows:

Fiscal year	(in thousands)
2021 (remaining 3 quarters)	$4,783
2022	7,104
2023	7,173
2024	5,882
2025	3,669
Thereafter	4,611
Total lease payments	33,222
Less: amount representing interest	(4,099)
Total lease liabilities	$29,123

Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $8.0 million at April 3, 2021 and continued to be recorded in Other long-term liabilities on our Consolidated Balance Sheets.

Note 8 - Intangible Assets

On our Consolidated Balance Sheets at April 3, 2021 and January 2, 2021, Intangible assets, net are shown net of accumulated amortization of $132.8 million and $132.0 million, respectively. During the first quarter of fiscal 2021, we entered into license agreements for third-party technology totaling approximately $1.8 million and have recorded them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2021	2020
Research and development	$198	$14
Amortization of acquired intangible assets	603	2,640
	$801	$2,654

Note 9 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2021	2020
Cost of revenue	$666	$591
Research and development	2,767	2,594
Selling, general, and administrative	7,021	5,543
Total stock-based compensation	$10,454	$8,728

Market-Based and Performance-Based Stock Compensation

In the first quarter of fiscal 2021, we granted awards of RSUs with a market condition to certain executives. Under the terms of these grants, the RSUs with a market condition vest and become payable over a three-year period based on the Company’s total shareholder return ("TSR") relative to the Russell 2000 index, which condition is measured for the grants on the third anniversary of the grant date. The awards may vest at 250% or 200%, depending upon the executive, if the 75th percentile of the market condition is achieved, with 100% of the units vesting at the 55th percentile, zero vesting if relative TSR is below the 25th percentile, and vesting scaling for achievement between the 25th and 75th percentile. We also granted awards of RSUs with a performance condition to certain executives. Under the terms of these grants, the RSUs with a performance condition will vest and become payable based on the Company generating specified levels of year-over-year revenue growth, which will be measured annually for one-fourth of the grants after each fiscal year-end through the end of fiscal 2024, with vesting occurring 13 months after the end of each measurement period. Vesting of these awards scales for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 200%.

During the first quarter of fiscal 2021, the market condition for awards granted to certain executives in the first quarter of fiscal 2019 exceeded the 75th percentile of the TSR condition, and the second tranche of these awards vested at 200%.

Prior to 2020, we granted awards of RSUs with either a market condition or a performance condition to certain executives, as described in our 2020 10-K. During the first quarter of fiscal 2020, the Board of Directors determined that making grants with longer performance periods better aligned the interests of our executives and our stockholders. In connection with adopting longer performance periods for new equity grants with market or performance conditions, the Board approved a modification to the market condition measurement periods associated with the unvested portions of certain of the Company’s awards with a market condition that were granted prior to fiscal 2020. The modification extended the duration of the measurement period by adjusting the beginning date of each measurement period to the original grant date, resulting in approximately $1.8 million additional stock compensation expense during the first quarter of fiscal 2020.

For our awards with a market condition or a performance condition, we incurred stock compensation expense of approximately $4.6 million in the first quarter of fiscal 2021, and of approximately $4.2 million, including the effect of the modification, in the first quarter of fiscal 2020, which is recorded as a component of total stock-based compensation expense.

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Total
Balance, January 2, 2021	1,021
Granted	607
Effect of vesting multiplier	55
Vested	(110)
Balance, April 3, 2021	1,573

Note 10 - Common Stock Repurchase Program

On February 19, 2021, our Board of Directors approved a stock repurchase program pursuant to which up to $60.0 million of outstanding common stock could be repurchased from time to time ("the "2021 Repurchase Program"). The duration of the 2021 Repurchase Program is twelve months. Under the 2021 Repurchase Program during the first quarter of fiscal 2021, approximately 0.3 million shares were repurchased for $15.0 million, or an average price paid per share of $48.86. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2021 Repurchase Program were retired by the end of the first quarter of fiscal 2021.

Note 11 - Income Taxes

We are subject to federal and state income tax as well as income tax in the foreign jurisdictions in which we operate. For the first quarter of fiscal 2021 and fiscal 2020, we recorded income tax expense of approximately $1.0 million and $0.4 million, respectively. Income taxes for the three month period ended April 3, 2021 and March 28, 2020 represent tax at the federal, state, and foreign statutory tax rates in addition to withholding taxes, changes in uncertain tax positions, as well as other non-deductible items in foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rates for the three months ended April 3, 2021 and for the three months ended March 28, 2020 resulted primarily from the U.S. valuation allowance, foreign withholding taxes, foreign rate differentials, and the discrete impacts of uncertain tax positions due to lapsing of the statute of limitations.

We updated our evaluation of the valuation allowance position in the United States through April 3, 2021 and concluded that we should continue to maintain a full valuation allowance against the net federal and state deferred tax assets. In making this evaluation, we exercised significant judgment and considered estimates about our ability to generate revenue and taxable profits sufficient to offset expenditures in future periods within the U.S. We will continue to evaluate both positive and negative evidence in future periods to determine if we will realize the deferred tax assets. We do not have a valuation allowance in any foreign jurisdictions as we have concluded it is more likely than not that we will realize the net deferred tax assets in future periods.

Our liability recorded for uncertain tax positions (including penalties and interest) was $22.3 million at both April 3, 2021 and January 2, 2020, and is included as a component of Other long-term liabilities on our Consolidated Balance Sheets.

Note 12 - Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 10-K.

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

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. We base our estimates and judgments on historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when made, and because of the uncertainty inherent in these matters, actual results may differ materially from these estimates under different assumptions or conditions. We evaluate our estimates and judgments on an ongoing basis.

Impact of COVID-19 on our Business

The COVID-19 pandemic has caused, and may continue to cause, a global slowdown of economic activity (including a decrease in demand for certain goods and services), and volatility in and disruption to financial markets. The severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, and the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. We continue to take actions to safeguard the health and well-being of our employees and our business. We implemented social distancing policies at our locations around the world including working from home and eliminating virtually all travel. Furthermore, we continue to manage our cash position and liquidity needs in light of the rapidly changing environment, and we have additional resources available under our Current Credit Agreement, if needed. As a result of the accelerated debt payments we made during the second quarter of fiscal 2020 to reduce our future interest rate expense, we do not have any required debt payments until June 30, 2021.

The full extent of the COVID-19 pandemic, the related governmental, business and travel restrictions in order to contain this virus are continuing to evolve globally even with the rollout of vaccination programs. We anticipate that these actions and the global health crisis caused by the COVID-19 pandemic will negatively impact business activity across the globe. Demand for our products may be impacted in Q2 and potentially beyond Q2 given the global reach and economic impact of the virus. For example, governmental actions or policies or other initiatives to contain the virus, could lead to reductions in our end customers’ demand under which we would expect to lose revenue. We have previously seen and could again see delays or disruptions in our supply chain due to governmental restrictions. If our suppliers experience similar impacts, we may have difficulty sourcing materials necessary to fulfill customer production requirements and transporting completed products to our end customers.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects of any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results. The potential impact of the COVID-19 pandemic on our business, results of operations and financial position is currently uncertain and will depend on many factors that are not within our control, including, but not limited to: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. See the section entitled “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 for further information about related risks and uncertainties.

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Three Months Ended
(In thousands)	April 3, 2021		March 28, 2020
Revenue	$115,716	100.0%	$97,316	100.0%

Gross margin	70,586	61.0	57,562	59.1

Research and development	24,066	20.8	21,693	22.3
Selling, general and, administrative	25,092	21.7	22,551	23.2
Amortization of acquired intangible assets	603	0.5	2,640	2.7
Restructuring charges	176	0.2	940	1.0
Income from operations	$20,649	17.8%	$9,738	10.0%

Revenue by End Market

We sell our products globally to a broad base of customers in three primary end market groups: Communications and Computing, Industrial and Automotive, and Consumer. We also provide intellectual property ("IP") licensing and services to these end markets.

Within these end markets, there are multiple segment drivers, including:

•	Communications and computing: 5G infrastructure deployments, client computing platforms, and cloud and enterprise servers,
•	Industrial and automotive: industrial Internet of Things ("IoT"), factory automation, robotics, and automotive electronics,
•	Consumer: smart home, and prosumer.

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

The following are examples of end market applications for the periods presented:

Communications and Computing	Industrial and Automotive	Consumer	Licensing and Services
Wireless	Security and Surveillance	Cameras	IP Royalties
Wireline	Machine Vision	Displays	Adopter Fees
Data Backhaul	Industrial Automation	Wearables	IP Licenses
Server Computing	Robotics	Televisions	Patent Sales
Client Computing	Automotive	Home Theater
Data Storage	Drones

The composition of our revenue by end market is presented in the following table:

	Three Months Ended
(In thousands)	April 3, 2021		March 28, 2020
Communications and Computing	$49,328	42.6%	$38,452	39.5%
Industrial and Automotive	49,745	43.0	41,440	42.6
Consumer	12,519	10.8	13,333	13.7
Licensing and Services	4,124	3.6	4,091	4.2
Total revenue	$115,716	100.0%	$97,316	100.0%

Revenue from the Communications and Computing end market increased by 28% for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 primarily due to the accelerated growth in servers and client computing platforms, as well as ongoing 5G infrastructure deployments.

Revenue from the Industrial and Automotive end market increased by 20% for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 primarily due to increased demand for our products used in a broad range of applications including industrial automation and safety, robotics, and embedded vision.

Revenue from the Consumer end market decreased by 6% for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. This segment has been impacted by lower end market demand due to the COVID-19 pandemic, as well as the expected shift in the mix of revenue towards our other market segments.

Revenue from the Licensing and services end market increased by 1% for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 due to a slight increase in royalties.

Revenue by Geography

We assign revenue to geographies based on ship-to location of the customer.

The composition of our revenue by geography is presented in the following table:

	Three Months Ended
(In thousands)	April 3, 2021		March 28, 2020
Asia	$88,390	76.4%	$68,693	70.6%
Americas	15,843	13.7	16,587	17.0
Europe	11,483	9.8	12,036	12.4
Total revenue	$115,716	100.0%	$97,316	100.0%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue, and the two distributor groups noted below accounted for more than 10% of our total revenue in the periods covered by this report.

The composition of our revenue by customer is presented in the following table:

	% of Total Revenue
	Three Months Ended
	April 3, 2021	March 28, 2020
Weikeng Group	38.9%	25.1%
Arrow Electronics Inc.	26.1	23.1
Other distributors	20.4	29.3
All distributors	85.4	77.5
Direct customers	11.0	18.3
Licensing and services revenue	3.6	4.2
Total revenue	100.0%	100.0%

Gross Margin

The composition of our Gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020
Gross margin	$70,586	$57,562
Gross margin percentage	61.0%	59.1%
Product gross margin %	59.6%	57.4%
Licensing and services gross margin %	100.0%	100.0%

Gross margin, as a percentage of revenue, increased 190 basis points in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. Improved margins were driven by benefits from pricing optimization programs, product cost reductions, and product mix.

Because of its higher margin, the licensing and services portion of our overall revenue can have a disproportionate impact on Gross margin.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020	% change
Research and development	$24,066	$21,693	10.9%
Percentage of revenue	20.8%	22.3%

Research and development expense includes costs for compensation and benefits, stock compensation, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions. The increase in Research and development expense for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was due primarily to increased headcount to support the expansion of our programmable logic product portfolio and acceleration of our new product introduction cadence. We believe that a continued commitment to Research and development is essential to maintaining product leadership and providing innovative new product offerings and, therefore, we expect to continue to increase our investment in Research and development, particularly with expanded investment in the development of software solutions.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020	% change
Selling, general, and administrative	$25,092	$22,551	11.3%
Percentage of revenue	21.7%	23.2%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses. The increase in Selling, general, and administrative expense for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was due primarily to increased expenses for stock compensation and commissions.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020	% change
Amortization of acquired intangible assets	$603	$2,640	(77.2)%
Percentage of revenue	0.5%	2.7%

The decrease in Amortization of acquired intangible assets for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 is due to the end of the amortization period for the majority of our acquired intangible assets during the first quarter of fiscal 2020.

Restructuring Charges

The composition of our Restructuring charges, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020	% change
Restructuring charges	$176	$940	(81.3)%
Percentage of revenue	0.2%	1.0%

Restructuring charges are comprised of expenses resulting from reductions in our worldwide workforce, consolidation of our facilities, removal of fixed assets from service, and cancellation of software contracts and engineering tools. Details of our restructuring plans and expenses incurred under them are discussed in "Note 6 - Restructuring" to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The decrease in Restructuring charges in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was driven primarily by the non-recurrence of prior year charges for severance under the Q1 2020 Plan.

Interest Expense

The composition of our Interest expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020	% change
Interest expense	$(718)	$(1,077)	(33.3)%
Percentage of revenue	(0.6)%	(1.1)%

Interest expense is primarily related to our long-term debt, which is further discussed under the "Credit Arrangements" heading in the Liquidity and Capital Resources section, below. This interest expense is comprised of contractual interest and amortization of original issue discount and debt issuance costs based on the effective interest method.

The decrease in Interest expense for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was driven by the reduction in the principal balance of our long-term debt due to the additional principal payments made in previous periods.

Other Expense, net

The composition of our Other expense, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020	% change
Other expense, net	$(162)	$(50)	224.0%
Percentage of revenue	(0.1)%	(0.1)%

The increase in Other expense, net for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was largely driven by higher foreign currency exchange losses.

Income Taxes

The composition of our Income tax expense is presented in the following table:

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020	% change
Income tax expense	$956	$444	115.3%

Our Income tax expense is composed primarily of foreign income and withholding taxes, partially offset by benefits resulting from the release of uncertain tax positions due to statute of limitation expirations that occurred in the respective periods. The increase in expense in the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020 is primarily due to increases in worldwide income and changes in uncertain tax positions.

Liquidity and Capital Resources

The following sections discuss material changes in our financial condition from the end of fiscal 2020, including the effects of changes in our Consolidated Balance Sheets, and the effects of our credit arrangements and contractual obligations on our liquidity and capital resources.

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

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. As of April 3, 2021, we did not have significant long-term commitments for capital expenditures. In the future, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, acquisitions, securing additional wafer supply, increasing our working capital, or other operations, we may seek to obtain equity or additional debt financing, or advance purchase payments or similar arrangements with wafer manufacturers. We may also seek to obtain equity or additional debt financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs. On May 17, 2019, we entered into our Current Credit Agreement that is discussed under the "Credit Arrangements" heading, below.

Cash and cash equivalents

(In thousands)	April 3, 2021	January 2, 2021	$ Change	% Change
Cash and cash equivalents	$185,268	$182,332	$2,936	1.6%

As of April 3, 2021, we had Cash and cash equivalents of $185.3 million, of which approximately $116.1 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of April 3, 2021, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net increase in Cash and cash equivalents of $2.9 million between January 2, 2021 and April 3, 2021 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first three months of fiscal 2021 was $29.4 million compared to $21.1 million for the first three months of fiscal 2020. This increase of $8.3 million was primarily driven by an increase of $10.6 million provided by improved operating performance, which was partially offset by $2.3 million of net changes in working capital, primarily the increase in accounts receivable in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. We are using cash provided by operating activities to fund our operations.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software and intellectual property licenses. Net cash used by investing activities in the first three months of fiscal 2021 was $4.3 million compared to $6.6 million in the first three months of fiscal 2020. This $2.3 million change was primarily due to lower expenditures for test equipment and software enhancements.

Financing activities — Financing cash flows consist primarily of activity on our long-term debt, proceeds from the exercise of options to acquire common stock, tax payments related to the net share settlement of restricted stock units, and purchases of treasury stock. We had no principal activity on our long-term debt in the first quarter of fiscal 2021, as we made accelerated principal payments during the second quarter of fiscal 2020 that fulfilled the required quarterly installments through the first quarter of fiscal 2021. During the first three months of fiscal 2020, we drew $50.0 million on our revolving loan facility to further strengthen our liquidity position, and we paid quarterly installments totaling $4.4 million on our long-term debt. Payments for tax withholdings on vesting of RSUs partially offset by employee exercises of stock options used net cash flows of $6.9 million in the first three months of fiscal 2021, an increase of approximately $5.4 million from the net $1.5 million used in the first three months of fiscal 2020. During the first quarter of fiscal 2021, we also purchased $15.0 million of treasury stock, as further discussed below under "Share Repurchase Program."

Accounts receivable, net

(In thousands)	April 3, 2021	January 2, 2021	Change	% Change
Accounts receivable, net	$71,090	$64,581	$6,509	10.1%
Days sales outstanding - Overall	56	55	1

Accounts receivable, net as of April 3, 2021 increased by approximately $6.5 million, or 10%, compared to January 2, 2020. This increase resulted primarily from higher revenue shipments in the first quarter of fiscal 2021 compared to the prior year period. We calculate Days sales outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	April 3, 2021	January 2, 2021	Change	% Change
Inventories	$59,456	$64,599	$(5,143)	(8.0)%
Days of inventory on hand	120	139	(19)

Inventories as of April 3, 2021 decreased $5.1 million, or approximately 8%, compared to January 2, 2020 primarily as a result of increased product shipments to meet customer demand.

The Days of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of sales in that quarter. We calculate Days of inventory on hand on the basis of a 365-day year as Inventories at the end of the quarter divided by Cost of sales during the quarter annualized and then multiplied by 365. Our Days of inventory on hand decreased to 120 days at April 3, 2021 from 139 days at January 2, 2020. This decrease resulted from increased product shipments to meet customer demand.

Credit Arrangements

On May 17, 2019, we entered into our Current Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and other lenders. The details of this arrangement are described in "Note 6 - Long-Term Debt" in the Notes to Consolidated Financial Statements of our 2020 10-K.

As of April 3, 2021, we had no significant long-term purchase commitments for capital expenditures or existing used or unused credit arrangements beyond the secured revolving loan facility described above.

Share Repurchase Program

See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Quarterly Report on Form 10-Q for more information about the share repurchase program.

Contractual Cash Obligations

There have been no material changes to our contractual cash obligations outside of the ordinary course of business in the first three months of fiscal 2021, as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended January 2, 2021.

Off-Balance Sheet Arrangements

As of April 3, 2021, we did not have any off-balance sheet arrangements of the type described by Item 303(a)(4) of SEC Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. There have been no material changes to either the foreign currency exchange rate risk or interest rate risk previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the filing of this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We do not believe there has been any material impact to our internal controls over financial reporting notwithstanding that most of our employees are working remotely due to the COVID-19 pandemic. We continue to monitor and assess any potential impact of the COVID-19 pandemic on the design and operating effectiveness of our internal controls.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under "Note 12 - Contingencies - Legal Matters" contained in the Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A. Risk Factors

The risk factors associated with our business were previously described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 ("2020 10-K"). There have been no material changes in the risk factors included in our 2020 10-K, and this report should be read in conjunction with the risk factors set forth in our 2020 10-K. If any of these risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected, and the trading price of our common stock could decline. These risk factors are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results, particularly in light of the rapidly changing nature of the COVID-19 pandemic, containment measures, and the related impacts to economic and operating conditions. These factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, should be carefully considered before making an investment decision relating to our common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 19, 2021, our Board of Directors approved a stock repurchase program pursuant to which up to $60.0 million of outstanding common stock could be repurchased from time to time ("the "2021 Repurchase Program"). The duration of the 2021 Repurchase Program is twelve months. Under 2021 Repurchase Program during the first quarter of fiscal 2021, we made open market purchases funded from available working capital totaling approximately $15.0 million. All shares repurchased pursuant to the 2021 Repurchase Program were retired by the end of the first quarter of fiscal 2021.

The following table contains information regarding our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the first quarter of fiscal 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
February 1, 2021 through February 28, 2021	156,714	$47.76	156,714	$52.5
March 1, 2021 through March 31, 2021	150,310	50.01	150,310	45.0
Total	307,024	$48.86	307,024	$45.0

(a)	All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $60.0 million of LSCC common stock announced February 19, 2021.
(b)	As of April 3, 2021, this amount consisted of the remaining portion of the $60.0 million authorized for the twelve-month program announced February 19, 2021.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)

/s/ Sherri Luther
Sherri Luther
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 6, 2021