Form 10-Q
period 2021-10-02
LATTICE SEMICONDUCTOR CORP
filed 2021-11-03
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 2, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of common stock outstanding as of October 28, 2021	136,939,698

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands, except per share data)	2021	2020	2021	2020
Revenue	$131,911	$103,042	$373,532	$300,947
Cost of revenue	49,086	40,736	142,937	120,502
Gross margin	82,825	62,306	230,595	180,445
Operating expenses:
Research and development	28,769	22,439	80,289	66,590
Selling, general, and administrative	26,272	23,758	76,971	70,797
Amortization of acquired intangible assets	603	603	1,809	3,846
Restructuring charges	166	2,692	546	4,178
Total operating expenses	55,810	49,492	159,615	145,411
Income from operations	27,015	12,814	70,980	35,034
Interest expense	(661)	(792)	(2,081)	(2,914)
Other (expense) income, net	(87)	(70)	(384)	(83)
Income before income taxes	26,267	11,952	68,515	32,037
Income tax expense (benefit)	(472)	(655)	1,125	634
Net income	$26,739	$12,607	$67,390	$31,403

Net income per share:
Basic	$0.20	$0.09	$0.49	$0.23
Diluted	$0.19	$0.09	$0.47	$0.22

Shares used in per share calculations:
Basic	136,638	135,598	136,476	134,903
Diluted	141,632	141,524	142,163	140,763

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)	2021	2020	2021	2020
Net income	$26,739	$12,607	$67,390	$31,403
Other comprehensive income (loss):
Translation adjustment, net of tax	(19)	859	(68)	899
Change in actuarial valuation of defined benefit pension	—	(507)	—	(507)
Comprehensive income	$26,720	$12,959	$67,322	$31,795

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	October 2,	January 2,
(In thousands, except share and par value data)	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$181,452	$182,332
Accounts receivable, net of allowance for credit losses	79,606	64,581
Inventories, net	66,105	64,599
Prepaid expenses and other current assets	24,596	22,331
Total current assets	351,759	333,843
Property and equipment, less accumulated depreciation of $114,341 at October 2, 2021 and $111,182 at January 2, 2021	37,261	39,666
Operating lease right-of-use assets	24,822	22,178
Intangible assets, net	5,643	6,321
Goodwill	267,514	267,514
Deferred income taxes	563	577
Other long-term assets	17,277	9,968
Total assets	$704,839	$680,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,323	$27,530
Accrued expenses	24,518	21,411
Accrued payroll obligations	25,365	18,028
Current portion of long-term debt	17,163	12,762
Total current liabilities	103,369	79,731
Long-term debt, net of current portion	145,057	157,934
Long-term operating lease liabilities, net of current portion	20,407	18,906
Other long-term liabilities	43,106	39,069
Total liabilities	311,939	295,640
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 136,901,000 shares issued and outstanding as of October 2, 2021 and 136,236,000 shares issued and outstanding as of January 2, 2021	1,369	1,362
Additional paid-in capital	711,855	770,711
Accumulated deficit	(318,508)	(385,898)
Accumulated other comprehensive loss	(1,816)	(1,748)
Total stockholders' equity	392,900	384,427
Total liabilities and stockholders' equity	$704,839	$680,067

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	October 2,	September 26,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$67,390	$31,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,839	19,263
Stock-based compensation expense	32,624	30,228
Amortization of right-of-use assets	4,926	4,464
Amortization of debt issuance costs and discount	274	300
Other non-cash adjustments	(117)	(101)
Changes in assets and liabilities:
Accounts receivable, net	(15,025)	(8,072)
Inventories, net	(1,506)	(4,508)
Prepaid expenses and other assets	(224)	(3,516)
Accounts payable	8,793	(4,237)
Accrued expenses	(971)	6,098
Accrued payroll obligations	7,337	1,744
Operating lease liabilities, current and long-term portions	(4,784)	(4,331)
Income taxes payable	(493)	223
Net cash provided by (used in) operating activities	116,063	68,958
Cash flows from investing activities:
Capital expenditures	(7,118)	(9,781)
Cash paid for software and intellectual property licenses	(9,534)	(6,850)
Net cash provided by (used in) investing activities	(16,652)	(16,631)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(41,587)	(19,934)
Proceeds from issuance of common stock	5,240	7,145
Repurchase of common stock	(55,126)	—
Proceeds from long-term debt	—	50,000
Repayment of long-term debt	(8,750)	(26,250)
Net cash provided by (used in) financing activities	(100,223)	10,961
Effect of exchange rate change on cash	(68)	899
Net increase in cash and cash equivalents	(880)	64,187
Beginning cash and cash equivalents	182,332	118,081
Ending cash and cash equivalents	$181,452	$182,268

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$1,755	$2,849
Operating lease payments	$5,786	$5,786
Income taxes paid, net of refunds	$2,842	$2,317
Accrued purchases of plant and equipment	$351	$549
Operating lease right-of-use assets obtained in exchange for lease obligations	$7,550	$2,274

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

The following summarizes the changes in total equity for the nine month period ended October 2, 2021:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Loss	Total
Balances, January 2, 2021	136,236	$1,362	$770,711	$(385,898)	$(1,748)	$384,427
Components of comprehensive income, net of tax:
Net income for the nine months ended October 2, 2021	—	—	—	67,390	—	67,390
Other comprehensive loss	—	—	—	—	(68)	(68)
Total comprehensive income						67,322
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	1,746	18	(36,365)	—	—	(36,347)
Stock-based compensation expense	—	—	32,624	—	—	32,624
Repurchase of common stock	(1,081)	(11)	(55,115)	—	—	(55,126)
Balances, October 2, 2021	136,901	$1,369	$711,855	$(318,508)	$(1,816)	$392,900

The following summarizes the changes in total equity for the nine month period ended September 26, 2020:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Loss	Total
Balances, December 28, 2019	133,883	$1,339	$762,213	$(433,290)	$(2,603)	$327,659
Components of comprehensive income, net of tax:
Net income for the nine months ended September 26, 2020	—	—	—	31,403	—	31,403
Other comprehensive income	—	—	—	—	392	392
Total comprehensive income						31,795
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	2,195	22	(12,811)	—	—	(12,789)
Stock-based compensation expense	—	—	30,228	—	—	30,228
Balances, September 26, 2020	136,078	$1,361	$779,630	$(401,887)	$(2,211)	$376,893

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

(unaudited)

The following summarizes the changes in total equity for the three month period ended October 2, 2021:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Loss	Total
Balances, July 3, 2021	136,344	$1,363	$742,996	$(345,247)	$(1,797)	$397,315
Components of comprehensive income, net of tax:
Net income for the three months ended October 2, 2021	—	—	—	26,739	—	26,739
Other comprehensive income	—	—	—	—	(19)	(19)
Total comprehensive income						26,720
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	809	9	(26,381)	—	—	(26,372)
Stock-based compensation expense	—	—	10,250	—	—	10,250
Repurchase of common stock	(252)	(3)	(15,010)	—	—	(15,013)
Balances, October 2, 2021	136,901	$1,369	$711,855	$(318,508)	$(1,816)	$392,900

The following summarizes the changes in total equity for the three month period ended September 26, 2020:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Loss	Total
Balances, June 27, 2020	135,147	$1,351	$779,836	$(414,494)	$(2,563)	$364,130
Components of comprehensive income, net of tax:
Net income for the three months ended September 26, 2020	—	—	—	12,607	—	12,607
Other comprehensive income	—	—	—	—	352	352
Total comprehensive income						12,959
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	931	10	(10,694)	—	—	(10,684)
Stock-based compensation expense	—	—	10,488	—	—	10,488
Balances, September 26, 2020	136,078	$1,361	$779,630	$(401,887)	$(2,211)	$376,893

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

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2021 will be a 52-week year and will end on January 1, 2022, and our fiscal 2020 was a 53-week year that ended January 2, 2021. Our third quarter of fiscal 2021 and third quarter of fiscal 2020 ended on October 2, 2021 and September 26, 2020, respectively. All references to quarterly or nine months ended financial results are references to the results for the relevant 13-week or 39-week fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue and accounts receivable. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 90% and 82% for the third quarter of fiscal 2021 and 2020, respectively, and 88% and 81% for the nine months ended October 2, 2021 and September 26, 2020, respectively. Distributors also account for a substantial portion of our net accounts receivable. Our two largest distributors accounted for 55% and 29% of net accounts receivable at October 2, 2021 and 47% and 45% of net accounts receivable at January 2, 2021.

Note 2 - Net Income per Share

Our calculation of the diluted share count includes the number of shares from our equity awards with market conditions or performance conditions that would be issuable under the terms of such awards at the end of the reporting period. For equity awards with a market condition, the number of shares included in the diluted share count as of the end of each period presented is determined by measuring the achievement of the market condition as of the end of the respective reporting periods. For equity awards with an EBITDA performance condition, the number of shares that qualified for vestingas of the end of each period presented are included in the diluted share count when the condition for their issuance was satisfied by the end of the respective reporting periods. For equity awards granted in fiscal 2021 with a year-over-year revenue growth performance condition, no shares are included in the diluted share count as of October 2, 2021, as vesting of these awards is contingent upon achievement of the performance condition over certain periods of time, which have not yet transpired.See "Note 9 - Stock-Based Compensation" to our consolidated financial statements for further discussion of our equity awards with market conditions or performance conditions.

A summary of basic and diluted Net income per share is presented in the following table:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(in thousands, except per share data)	2021	2020	2021	2020
Net income	$26,739	$12,607	$67,390	$31,403

Shares used in basic Net income per share	136,638	135,598	136,476	134,903
Dilutive effect of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition	4,994	5,926	5,687	5,860
Shares used in diluted Net income per share	141,632	141,524	142,163	140,763

Basic Net income per share	$0.20	$0.09	$0.49	$0.23
Diluted Net income per share	$0.19	$0.09	$0.47	$0.22

The computation of diluted Net income per share excludes the effects of stock options, restricted stock units ("RSUs"), Employee Stock Purchase Plan ("ESPP") shares, and equity awards with a market condition or performance condition that are antidilutive, aggregating approximately the following number of shares:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(in thousands)	2021	2020	2021	2020
Stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition excluded as they are antidilutive	358	370	182	514

Note 3 - Revenue from Contracts with Customers

Disaggregation of revenue

The following tables provide information about revenue from contracts with customers disaggregated by major class of revenue, revenue by channel, and by geographical market, based on ship-to location of the customer:

	Three Months Ended				Nine Months Ended
Major Class of Revenue	October 2,		September 26,		October 2,		September 26,
(In thousands)	2021		2020		2021		2020
Product	$127,417	97%	$96,650	94%	$361,545	97%	$285,871	95%
Licensing and services	4,494	3%	6,392	6%	11,987	3%	15,076	5%
Total revenue	$131,911	100%	$103,042	100%	$373,532	100%	$300,947	100%

Revenue by Channel
(In thousands)
Product revenue - Distributors	$118,227	90%	$84,409	82%	$328,174	88%	$245,016	81%
Product revenue - Direct	9,190	7%	12,241	12%	33,371	9%	40,855	14%
Licensing and services revenue	4,494	3%	6,392	6%	11,987	3%	15,076	5%
Total revenue	$131,911	100%	$103,042	100%	$373,532	100%	$300,947	100%

Revenue by Geographical Market
(In thousands)
United States	$11,022	8%	$10,455	10%	$31,804	8%	$33,634	11%
Other Americas	9,239	7%	4,857	5%	22,126	6%	12,772	4%
Americas	20,261	15%	15,312	15%	53,930	14%	46,406	15%
China	76,692	58%	58,122	56%	208,632	56%	154,086	51%
Taiwan	4,549	4%	7,505	7%	13,940	4%	24,957	8%
Japan	7,877	6%	4,346	4%	24,490	6%	18,780	6%
Other Asia	9,779	7%	9,766	10%	36,680	10%	25,169	9%
Asia	98,897	75%	79,739	77%	283,742	76%	222,992	74%
Europe	12,753	10%	7,991	8%	35,860	10%	31,549	11%
Total revenue	$131,911	100%	$103,042	100%	$373,532	100%	$300,947	100%

Contract balances

Our contract assets relate to our rights to consideration for licenses and royalties due to us as a member of the HDMI Founders consortium, with collection dependent on events other than the passage of time, such as collection of licenses and royalties from customers by the HDMI licensing agent. The balance results primarily from the amount of estimated revenue related to HDMI that we have recognized to date, but which has not yet been collected by the agent. Contract assets are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The following table summarizes activity during the first nine months of fiscal 2021:

(In thousands)
Contract assets as of January 2, 2021	$5,611
Revenues recorded during the period	10,954
Transferred to Accounts receivable or collected	(11,355)
Contract assets as of October 2, 2021	$5,210

Contract liabilities are included in Accrued expenses on our Consolidated Balance Sheets. The following table summarizes activity during the first nine months of fiscal 2021:

(In thousands)
Contract liabilities as of January 2, 2021	$3,068
Accruals for estimated future stock rotation and scrap returns	4,068
Less: Release of accruals for recognized stock rotation and scrap returns	(2,007)
Contract liabilities as of October 2, 2021	$5,129

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

	October 2,	January 2,
(In thousands)	2021	2021
Accounts receivable	$79,606	$64,635
Less: Allowance for credit losses	—	(54)
Accounts receivable, net of allowance for credit losses	$79,606	$64,581

Inventories

	October 2,	January 2,
(In thousands)	2021	2021
Work in progress	$45,791	$34,724
Finished goods	20,314	29,875
Total inventories, net	$66,105	$64,599

Accrued Expenses

Included in Accrued expenses in the Consolidated Balance Sheets are the following balances:

	October 2,	January 2,
(In thousands)	2021	2021
Liability for non-cancelable contracts	$8,941	$8,492
Current portion of operating lease liabilities	5,414	4,149
Contract liability under ASC 606	5,129	3,068
Other accrued expenses	5,034	5,702
Total accrued expenses	$24,518	$21,411

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	October 2,	January 2,
(In thousands)	2021	2021
United States	$26,589	$29,440

Taiwan	5,484	5,171
Philippines	2,928	2,912
China	1,710	1,537
Japan	436	476
Other	114	130
Total foreign property and equipment, net	10,672	10,226
Total property and equipment, net	$37,261	$39,666

Cloud Based Computing Implementation Costs

Under the guidance in ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), we are capitalizing the implementation costs for cloud computing arrangements, mainly for our integrated distributor accounting management systems. These cloud-based computing implementation costs are recorded in Prepaid expenses and other current assets and Other long-term assets on our Consolidated Balance Sheets. The following table summarizes activity during the first nine months of fiscal 2021:

(In thousands)
Cloud based computing implementation costs as of January 2, 2021	$2,831
Costs capitalized	289
Amortization	(544)
Cloud based computing implementation costs as of October 2, 2021	$2,576

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

During the first nine months of fiscal 2021, we paid required quarterly installments totaling $8.8 million on our long-term debt.  The fair value of our long-term debt approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

	October 2,	January 2,
(In thousands)	2021	2021
Principal amount	$163,125	$171,875
Unamortized original issuance discount and debt costs	(905)	(1,179)
Less: Current portion of long-term debt	(17,163)	(12,762)
Long-term debt, net of current portion and unamortized debt issue costs	$145,057	$157,934

As of October 2, 2021, the effective interest rate on the term loan was 1.55%, and the effective interest rate on the revolving loan was 1.33%. We pay a commitment fee of 0.20% on the unused portion of the revolving loan. Interest expense related to our long-term debt was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)	2021	2020	2021	2020
Contractual interest	$568	$663	$1,753	$2,667
Amortization of original issuance discount and debt costs	90	92	274	300
Total interest expense related to long-term debt	$658	$755	$2,027	$2,967

Expected future principal payments are based on the schedule of required quarterly installments. As of October 2, 2021, expected future principal payments on our long-term debt were as follows:

Fiscal year	(in thousands)
2021 (Remaining quarter)	$4,375
2022	17,500
2023	17,500
2024	123,750
$163,125

Note 6 - Restructuring

Under the Q1 2020 Plan, which is described in the 2020 10-K, we recorded no expense and approximately $0.6 million of expense during the third quarter of fiscal 2021 and 2020, respectively; and we recorded less than $0.1 million and approximately $2.0 million of expense in the first nine months of fiscal 2021 and 2020, respectively. Approximately $2.0 million of total expense has been incurred through October 2, 2021 under the Q1 2020 Plan. Substantially all actions planned under the Q1 2020 Plan have been implemented.

Under the Q2 2019 Sales Plan, which is described in the 2020 10-K, we recorded no expense and less than $0.1 million of expense during the third quarter of fiscal 2021 and 2020, respectively; and we recorded no expense and less than $0.1 million of expense during the first nine months of fiscal 2021 and 2020, respectively. Approximately $2.1 million of total expense has been incurred through October 2, 2021 under the Q2 2019 Sales Plan. All actions planned under the Q2 2019 Sales Plan have been implemented.

Under the June 2017 Plan, which is described in the 2020 10-K, we incurred restructuring expense related to our partially vacated facility in San Jose, California of approximately $0.1 million and approximately $2.0 million during the third quarter of fiscal 2021 and 2020, respectively; and approximately $0.5 million and approximately $2.1 million during the first nine months of fiscal 2021 and 2020, respectively. We have incurred approximately $21.5 million of total expense through October 2, 2021 under the June 2017 Plan, and all planned actions have been implemented. We expect the total cost of the June 2017 Plan to be approximately $21.5 million to $23.5 million as ROU asset amortization expenses related to our partially vacated facility in San Jose, California will be incurred over the remaining lease term.

These expenses were recorded to Restructuring charges on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accrued expenses and in Other long-term liabilities on our Consolidated Balance Sheets. The following table displays the activity related to our restructuring plans:

(In thousands)	Severance & Related (1)	Lease Termination & Fixed Assets	Other (2)	Total
Accrued Restructuring at January 2, 2021	$246	$8,233	$664	$9,143
Restructuring charges	15	531	—	546
Costs paid or otherwise settled	(165)	(1,346)	(664)	(2,175)
Accrued Restructuring at October 2, 2021	$96	$7,418	$-	$7,514

Accrued Restructuring at December 28, 2019	$160	$6,585	$865	$7,610
Restructuring charges	1,733	2,132	313	4,178
Costs paid or otherwise settled	(1,254)	(1,275)	(526)	(3,055)
Accrued Restructuring at September 26, 2020	$639	$7,442	$652	$8,733

(1)	Includes employee relocation and outplacement costs
(2)	Includes termination fees on the cancellation of certain contracts under the Q2 2019 Sales Plan

Note 7 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center, the terms of which are described in our 2020 10-K. In the first quarter of fiscal 2021, we extended the leases for our Hillsboro, Oregon and Shanghai, China facilities, which resulted in approximately $7.2 million of the increase in right-of-use assets and operating lease liabilities. All of our facilities are leased under operating leases, which expire at various times through 2028, with a weighted-average remaining lease term of 4.4 years and a weighted-average discount rate of 5.3% as of October 2, 2021.

We recorded fixed operating lease expenses of $2.0 million and $1.9 million for the third quarter of fiscal 2021 and 2020, respectively, and $5.9 and $5.7 million for the first nine months of fiscal 2021 and 2020, respectively.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during the first nine months of fiscal 2021:

Operating lease right-of-use assets	(in thousands)
Balance as of January 2, 2021	$22,178
Right-of-use assets obtained for new and modified lease contracts during the period	7,550
Amortization of right-of-use assets during the period	(4,926)
Adjustments for present value and foreign currency effects	20
Balance as of October 2, 2021	$24,822

Operating lease liabilities	(in thousands)
Balance as of January 2, 2021	$23,055
Lease liabilities incurred for new lease contracts during the period	7,550
Accretion of lease liabilities	988
Operating cash used by payments on lease liabilities	(5,786)
Adjustments for present value and foreign currency effects	14
Balance as of October 2, 2021	25,821
Less: Current portion of operating lease liabilities (included in Accrued expenses)	(5,414)
Long-term operating lease liabilities, net of current portion	$20,407

Maturities of operating lease liabilities as of October 2, 2021 are as follows:

Fiscal year	(in thousands)
2021 (remaining quarter)	$1,299
2022	7,175
2023	7,212
2024	5,296
2025	3,651
Thereafter	4,614
Total lease payments	29,247
Less: amount representing interest	(3,426)
Total lease liabilities	$25,821

Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $7.4 million at October 2, 2021 and continued to be recorded in Other long-term liabilities on our Consolidated Balance Sheets.

Note 8 - Intangible Assets

On our Consolidated Balance Sheets at October 2, 2021 and January 2, 2021, Intangible assets, net are shown net of accumulated amortization of $134.4 million and $132.0 million, respectively. During the first quarter of fiscal 2021, we entered into license agreements for third-party technology totaling approximately $1.8 million and have recorded them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)	2021	2020	2021	2020
Research and development	$223	$17	$644	$45
Amortization of acquired intangible assets	603	603	1,809	3,846
	$826	$620	$2,453	$3,891

Note 9 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)	2021	2020	2021	2020
Cost of revenue	$653	$834	$2,144	$2,322
Research and development	3,463	2,633	10,199	7,461
Selling, general, and administrative	6,134	7,021	20,281	20,445
Total stock-based compensation	$10,250	$10,488	$32,624	$30,228

Market-Based and Performance-Based Stock Compensation

In the first nine months of fiscal 2021, certain awards with a performance condition or market condition granted in prior fiscal years have vested. During the third quarter of fiscal 2021, the market condition for awards granted to certain executives in fiscal years 2019 and 2018 exceeded the 75th percentile of their total shareholder return ("TSR") condition, and the respective second and third tranches of these awards vested at 250% or 200%, as applicable for the respective executive. During the third quarter of fiscal 2021, the second tranche of 33.3% of the base number of the awards with an EBITDA performance condition vested, as the Company had met the adjusted EBITDA performance criteria on a trailing four-quarter basis for two consecutive trailing four-quarter periods as of the end of the previous quarter. As of October 2, 2021, the Company had met the next adjusted EBITDA performance criteria on a trailing four-quarter basis for two consecutive trailing four-quarter periods, and the third tranche of 33.3% of the base number of the awards with an EBITDA performance condition qualified for vesting. During the first quarter of fiscal 2021, the market condition for awards granted to certain executives in the first quarter of fiscal 2019 exceeded the 75th percentile of their TSR condition, and the second tranche of these awards vested at 200%.

In the first quarter of fiscal 2021, we granted awards of RSUs with a market condition to certain executives. Under the terms of these grants, the RSUs with a market condition vest and become payable over a three-year period based on the Company’s TSR relative to the Russell 2000 index, which condition is measured for the grants on the third anniversary of the grant date. The awards may vest at 250% or 200%, depending upon the executive, if the 75th percentile of the market condition is achieved, with 100% of the units vesting at the 55th percentile, zero vesting if relative TSR is below the 25th percentile, and vesting scaling for achievement between the 25th and 75th percentile.

During the first quarter of fiscal 2021, we also granted awards of RSUs with a performance condition to certain executives to specifically drive additional executive attention and focus on the Company’s revenue growth priorities. Under the terms of these grants, the RSUs with a performance condition will vest and become payable based on the Company generating specified levels of year-over-year revenue growth, which will be measured annually for one-fourth of the grants after each fiscal year-end through the end of fiscal 2024. Vesting of these awards occurs 13 months after the end of each measurement period and the entire award cannot be fully earned until five years from grant. Vesting of these awards scales for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 200%.

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

For our awards with a market condition or a performance condition, we incurred stock compensation expense of approximately $4.0 million and $5.6 million in the third quarter of fiscal 2021 and 2020, respectively, and of approximately $15.3 million and $16.5 million in the first nine months of fiscal 2021 and 2020, respectively, which is recorded as a component of total stock-based compensation

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Total
Balance, January 2, 2021	1,021
Granted	607
Effect of vesting multiplier	391
Vested	(744)
Balance, October 2, 2021	1,275

Note 10 - Common Stock Repurchase Program

On February 19, 2021, our Board of Directors approved a stock repurchase program pursuant to which up to $60.0 million of outstanding common stock could be repurchased from time to time ("the "2021 Repurchase Program"). The duration of the 2021 Repurchase Program is twelve months. Under the 2021 Repurchase Program during the third quarter of fiscal 2021, approximately 0.3 million shares were repurchased for $15.0 million, or an average price paid per share of $59.77. As of October 2, 2021, the remaining portion of the amount authorized for the twelve-month program is approximately $4.9 million. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2021 Repurchase Program were retired by the end of the third quarter of fiscal 2021.

Note 11 - Income Taxes

We are subject to federal and state income tax as well as income tax in the foreign jurisdictions in which we operate. For the third quarter of fiscal 2021 and 2020, we recorded income tax benefits of approximately $0.5 million and $0.7 million, respectively. For the first nine months of fiscal 2021 and 2020, we recorded income tax expense of approximately $1.1 million and $0.6 million, respectively. Income taxes for the three and nine month periods ended October 2, 2021 and September 26, 2020 represent tax at the federal, state, and foreign statutory tax rates in addition to withholding taxes, changes in uncertain tax positions, as well as other non-deductible items in foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rates for the three and nine months ended October 2, 2021 and for the three and nine months ended September 26, 2020 resulted primarily from U.S. valuation allowance, foreign withholding taxes, foreign rate differentials, and the discrete impacts of uncertain tax positions due to lapsing of the statute of limitations.

We updated our evaluation of the valuation allowance position in the United States through October 2, 2021 and concluded that we should continue to maintain a full valuation allowance against the net federal and state deferred tax assets. In making this evaluation, we exercised significant judgment and considered estimates about our ability to generate revenue and taxable profits sufficient to offset expenditures in future periods within the U.S. We will continue to evaluate both positive and negative evidence in future periods to determine if we will realize the deferred tax assets. We do not have a valuation allowance in any foreign jurisdictions as we have concluded it is more likely than not that we will realize the net deferred tax assets in future periods.

Our liability recorded for uncertain tax positions (including penalties and interest) was $20.9 million and $22.3 million at October 2, 2021 and January 2, 2021, respectively, and is included as a component of Other long-term liabilities on our Consolidated Balance Sheets.

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

Lattice has focused its strategy on delivering programmable logic products and related solutions based on low power, small size, and ease of use. We also serve our customers with intellectual property ("IP") licensing and various other services. Our product development activities include new proprietary products, advanced packaging, existing product enhancements, software development tools, soft IP, and system solutions for high-growth applications such as Edge Artificial Intelligence, 5G infrastructure, platform security, and factory automation.

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results of operations, and that require management's most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 10-K.

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

Impact of COVID-19 on our Business

The COVID-19 pandemic has caused, and may continue to cause, a global slowdown of economic activity (including a decrease in demand for certain goods and services), and volatility in and disruption to financial markets, labor markets, and supply chains. The severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, evolving and difficult to predict, and the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. We continue to take actions to safeguard the health and well-being of our employees and our business. We implemented social distancing policies at our locations around the world including working from home and eliminating virtually all travel. Furthermore, we continue to manage our cash position and liquidity needs in light of the rapidly changing environment, and we have additional resources available under our Current Credit Agreement, if needed.

The full extent of the effects of the COVID-19 pandemic and the related governmental, business and travel restrictions in order to contain the virus are continuing to evolve globally, including in response to variants of the virus, even with the rollout of vaccination programs. We anticipate that these actions and the global health crisis caused by the COVID-19 pandemic will continue to impact business activity across the globe, even as vaccination rates rise. Demand for our products may be impacted in Q4 and potentially beyond Q4 given the global reach and economic impact of the virus, particularly with respect to its impact on labor markets and supply chains. For example, governmental actions or policies or other initiatives to contain the virus could lead to reductions in our end customers’ demand for our products, which could have a negative impact on our revenue. We have previously seen and are now again seeing delays or disruptions in our supply chain. It is difficult for us to predict the scope, magnitude, and length of supply chain disruptions. Our suppliers are experiencing similar supply chain impacts, which may cause us to have difficulty sourcing materials necessary to fulfill customer production requirements and transporting completed products to our end customers. Supply chain delays and disruptions may also affect the ability of our customers to obtain materials or products from other suppliers which may constrain or delay their demand for our products.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects of any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial condition or results of operations. The potential impact of the COVID-19 pandemic on our business, results of operations and financial position is currently uncertain and will depend on many factors that are not within our control, including, but not limited to: the duration and scope of the pandemic; the level and rate of vaccination; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. See the section entitled “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 for further information about related risks and uncertainties.

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Three Months Ended				Nine Months Ended
	October 2,		September 26,		October 2,		September 26,
(In thousands)	2021		2020		2021		2020
Revenue	$131,911	100.0%	$103,042	100.0%	$373,532	100.0%	$300,947	100.0%

Gross margin	82,825	62.8	62,306	60.5	230,595	61.7	180,445	60.0

Research and development	28,769	21.8	22,439	21.8	80,289	21.5	66,590	22.1
Selling, general and, administrative	26,272	19.9	23,758	23.1	76,971	20.6	70,797	23.5
Amortization of acquired intangible assets	603	0.5	603	0.6	1,809	0.5	3,846	1.3
Restructuring charges	166	0.1	2,692	2.6	546	0.1	4,178	1.4
Income from operations	$27,015	20.5%	$12,814	12.4%	$70,980	19.0%	$35,034	11.6%

Revenue by End Market

We sell our products globally to a broad base of customers in three primary end market groups: Communications and Computing, Industrial and Automotive, and Consumer. We also provide IP licensing and services to these end markets.

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

The following are examples of end market applications for the periods presented:

Communications and Computing	Industrial and Automotive	Consumer	Licensing and Services
Wireless	Security and Surveillance	Cameras	IP Royalties
Wireline	Machine Vision	Displays	Adopter Fees
Data Backhaul	Industrial Automation	Wearables	IP Licenses
Server Computing	Robotics	Televisions	Patent Sales
Client Computing	Automotive	Home Theater
Data Storage	Drones

The composition of our revenue by end market is presented in the following table:

	Three Months Ended				Nine Months Ended
(In thousands)	October 2, 2021		September 26, 2020		October 2, 2021		September 26, 2020
Communications and Computing	$55,827	42.3%	$44,257	43.0%	$157,732	42.2%	$128,592	42.7%
Industrial and Automotive	58,953	44.7	42,249	41.0	166,137	44.5	122,767	40.8
Consumer	12,637	9.6	10,144	9.8	37,676	10.1	34,512	11.5
Licensing and Services	4,494	3.4	6,392	6.2	11,987	3.2	15,076	5.0
Total revenue	$131,911	100.0%	$103,042	100.0%	$373,532	100.0%	$300,947	100.0%

Revenue from the Communications and Computing end market increased by 26% for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 and increased by 23% for the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 primarily due to increased demand for applications in servers, client computing platforms, and 5G infrastructure.

Revenue from the Industrial and Automotive end market increased by 40% for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 and increased by 35% for the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 primarily due to increased demand for our products across a broad range of applications, including industrial automation and robotics.

Revenue from the Consumer end market increased by 25% for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 and increased by 9% for the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 primarily due to increased demand for our products in Consumer end market applications.

Revenue from the Licensing and services end market decreased by 30% for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 and decreased by 20% for the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 primarily due to a decrease in licensing.

Revenue by Geography

We assign revenue to geographies based on ship-to location of the customer.

The composition of our revenue by geography is presented in the following table:

	Three Months Ended				Nine Months Ended
(In thousands)	October 2, 2021		September 26, 2020		October 2, 2021		September 26, 2020
Asia	$98,897	75.0%	$79,739	77.4%	$283,742	76.0%	$222,992	74.1%
Americas	20,261	15.4	15,312	14.9	53,930	14.4	46,406	15.4
Europe	12,753	9.6	7,991	7.7	35,860	9.6	31,549	10.5
Total revenue	$131,911	100.0%	$103,042	100.0%	$373,532	100.0%	$300,947	100.0%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue, and the two distributor groups noted below accounted for more than 10% of our total revenue in the periods covered by this report.

The composition of our revenue by customer is presented in the following table:

	% of Total Revenue		% of Total Revenue
	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Weikeng Group	44.0%	37.9%	39.1%	32.9%
Arrow Electronics Inc.	30.0	24.7	26.9	24.9
Other distributors	15.6	19.3	21.9	23.6
All distributors	89.6	81.9	87.9	81.4
Direct customers	7.0	11.9	8.9	13.6
Licensing and services revenue	3.4	6.2	3.2	5.0
Total revenue	100.0%	100.0%	100.0%	100.0%

Gross Margin

The composition of our Gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Gross margin	$82,825	$62,306	$230,595	$180,445
Gross margin percentage	62.8%	60.5%	61.7%	60.0%
Product gross margin %	61.5%	57.9%	60.5%	57.8%
Licensing and services gross margin %	100.0%	100.0%	100.0%	100.0%

Gross margin, as a percentage of revenue, increased 230 basis points in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 and increased by 170 basis points in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020. Improved margins were driven by benefits from our pricing optimization and product cost reduction strategy.

Because of its higher margin, the licensing and services portion of our overall revenue can have a disproportionate impact on Gross margin.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	October 2, 2021	September 26, 2020	% change	October 2, 2021	September 26, 2020	% change
Research and development	$28,769	$22,439	28.2%	$80,289	$66,590	20.6%
Percentage of revenue	21.8%	21.8%		21.5%	22.1%

Research and development expense includes costs for compensation and benefits, stock compensation, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions. The increase in Research and development expense for the third quarter and first nine months of fiscal 2021 compared to the third quarter and first nine months of fiscal 2020 was due primarily to increased headcount-related costs as we continue to invest in the expansion of our product portfolio and the acceleration of our new product introduction cadence. We believe that a continued commitment to Research and development is essential to maintaining product leadership and providing innovative new product offerings and, therefore, we expect to continue to increase our investment in Research and development, particularly with expanded investment in the development of software solutions.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	October 2, 2021	September 26, 2020	% change	October 2, 2021	September 26, 2020	% change
Selling, general, and administrative	$26,272	$23,758	10.6%	$76,971	$70,797	8.7%
Percentage of revenue	19.9%	23.1%		20.6%	23.5%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses. The increase in Selling, general, and administrative expense for the third quarter and first nine months of fiscal 2021 compared to the third quarter and first nine months of fiscal 2020 was due primarily to increased payroll and variable compensation related expenses.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	October 2, 2021	September 26, 2020	% change	October 2, 2021	September 26, 2020	% change
Amortization of acquired intangible assets	$603	$603	0.0%	$1,809	$3,846	(53.0)%
Percentage of revenue	0.5%	0.6%		0.5%	1.3%

The decrease in Amortization of acquired intangible assets for the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 is due to the end of the amortization period for the majority of our acquired intangible assets during the first quarter of fiscal 2020.

Restructuring Charges

The composition of our Restructuring charges, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	October 2, 2021	September 26, 2020	% change	October 2, 2021	September 26, 2020	% change
Restructuring charges	$166	$2,692	(93.8)%	$546	$4,178	(86.9)%
Percentage of revenue	0.1%	2.6%		0.1%	1.4%

Restructuring charges are comprised of expenses resulting from reductions in our worldwide workforce, consolidation of our facilities, removal of fixed assets from service, and cancellation of software contracts and engineering tools. Details of our restructuring plans and expenses incurred under them are discussed in "Note 6 - Restructuring" to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Restructuring charges decreased in the third quarter and first nine months of fiscal 2021 compared to the third quarter and first nine months of fiscal 2020, as we had no significant restructuring activity in the current year periods.

Interest Expense

The composition of our Interest expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	October 2, 2021	September 26, 2020	% change	October 2, 2021	September 26, 2020	% change
Interest expense	$(661)	$(792)	(16.5)%	$(2,081)	$(2,914)	(28.6)%
Percentage of revenue	-0.5%	(0.8)%		-0.6%	(1.0)%

Interest expense is primarily related to our long-term debt, which is further discussed under the "Credit Arrangements" heading in the Liquidity and Capital Resources section, below. This interest expense is comprised of contractual interest and amortization of original issue discount and debt issuance costs based on the effective interest method. The decrease in Interest expense for the third quarter and first nine months of fiscal 2021 compared to the third quarter and first nine months of fiscal 2020 was driven by the reduction in the principal balance of our long-term debt due to principal payments made in previous periods.

Other (Expense) Income, net

The composition of our Other (expense) income, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	October 2, 2021	September 26, 2020	% change	October 2, 2021	September 26, 2020	% change
Other (expense) income, net	$(87)	$(70)	24.3%	$(384)	$(83)	100+%
Percentage of revenue	-0.1%	(0.1)%		-0.1%	(0.0)%

The increase in Other (expense) income, net for the third quarter and first nine months of fiscal 2021 compared to the third quarter and first nine months of fiscal 2020 was largely driven by higher foreign currency exchange losses.

Income Taxes

The composition of our Income tax expense is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	October 2, 2021	September 26, 2020	% change	October 2, 2021	September 26, 2020	% change
Income tax expense (benefit)	$(472)	$(655)	(27.9)%	$1,125	$634	77.4%

Our Income tax expense is composed primarily of foreign income and withholding taxes, partially offset by benefits resulting from the release of uncertain tax positions due to statute of limitation expirations that occurred in the respective periods. The decrease in benefit in the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020 is primarily due to increases in foreign withholding taxes and changes in uncertain tax positions. The increase in expense in the first nine months of fiscal 2021 as compared to the first nine months of fiscal 2020 is primarily due to increases in worldwide income.

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

There is significant uncertainty around the extent and duration of the disruption to our business from the COVID-19 pandemic, and our liquidity and working capital needs may be impacted in future periods as a result of the effects of the COVID-19 pandemic.

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. As of October 2, 2021, we did not have significant long-term commitments for capital expenditures. In the future, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, acquisitions, securing additional wafer supply, increasing our working capital, or other operations, we may seek to obtain equity or additional debt financing. We may also seek to obtain equity or additional debt financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs. On May 17, 2019, we entered into our Current Credit Agreement that is discussed under the "Credit Arrangements" heading below.

Cash and cash equivalents

(In thousands)	October 2, 2021	January 2, 2021	$ Change	% Change
Cash and cash equivalents	$181,452	$182,332	$(880)	(0.5)%

As of October 2, 2021, we had Cash and cash equivalents of $181.5 million, of which approximately $52.5 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of October 2, 2021, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in Cash and cash equivalents of $0.9 million between January 2, 2021 and October 2, 2021 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first nine months of fiscal 2021 was $116.1 million compared to $69.0 million for the first nine months of fiscal 2020. This increase of $47.1 million was primarily driven by an increase of $37.4 million provided by improved operating performance, coupled with $9.7 million of net changes in working capital, primarily from cash provided by accounts payable activity, partially offset by cash used by changes in accrued payroll obligations. We are using cash provided by operating activities to fund our operations.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software and intellectual property licenses. Net cash used by investing activities in the first nine months of fiscal 2021 was $16.7 million compared to $16.6 million in the first nine months of fiscal 2020.

Financing activities — Financing cash flows consist primarily of activity on our long-term debt, proceeds from the exercise of options to acquire common stock, tax payments related to the net share settlement of restricted stock units, and repurchases of common stock. During the first nine months of fiscal 2021, we paid required quarterly installments on our long-term debt totaling $8.8 million. During the first nine months of fiscal 2020, we drew $50.0 million on our revolving loan facility to further strengthen our liquidity position, and we paid quarterly installments totaling $26.3 million on our long-term debt, which fulfilled the required quarterly installments through the first quarter of fiscal 2021. Payments for tax withholdings on vesting of RSUs partially offset by employee exercises of stock options used net cash flows of $36.3 million in the first nine months of fiscal 2021, an increase of approximately $23.5 million from the net $12.8 million used in the first nine months of fiscal 2020. During the first nine months of fiscal 2021, we also repurchased approximately 1.1 million shares of common stock for $55.1 million, as further discussed below under "Share Repurchase Program."

Accounts receivable, net

(In thousands)	October 2, 2021	January 2, 2021	Change	% Change
Accounts receivable, net	$79,606	$64,581	$15,025	23.3%
Days Sales Outstanding - Overall	55	55	—

Accounts receivable, net as of October 2, 2021 increased by approximately $15.0 million, or 23%, compared to January 2, 2021. This increase resulted primarily from higher revenue shipments in the third quarter of fiscal 2021 compared to the year-end period. We calculate Days Sales Outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	October 2, 2021	January 2, 2021	Change	% Change
Inventories	$66,105	$64,599	$1,506	2.3%
Days of inventory on hand	123	139	(16)

Inventories as of October 2, 2021 increased $1.5 million, or approximately 2%, compared to January 2, 2021 primarily to meet the increased demands of our customers.

The Days of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of sales in that quarter. We calculate Days of inventory on hand on the basis of a 365-day year as Inventories at the end of the quarter divided by Cost of sales during the quarter annualized and then multiplied by 365. Our Days of inventory on hand decreased to 123 days at October 2, 2021 from 139 days at January 2, 2021. This decrease resulted from increased product shipments to meet customer demand.

Credit Arrangements

On May 17, 2019, we entered into our Current Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and other lenders. The details of this arrangement are described in "Note 6 - Long-Term Debt" in the Notes to Consolidated Financial Statements of our 2020 10-K.

As of October 2, 2021, we had no significant long-term purchase commitments for capital expenditures or existing used or unused credit arrangements beyond the secured revolving loan facility described above.

Share Repurchase Program

See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Quarterly Report on Form 10-Q for more information about the share repurchase program.

Contractual Cash Obligations

There have been no material changes to our contractual cash obligations outside of the ordinary course of business in the first nine months of fiscal 2021, as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended January 2, 2021.

Off-Balance Sheet Arrangements

As of October 2, 2021, we did not have any off-balance sheet arrangements of the type described by Item 303(a)(4) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We do not believe there has been any material impact to our internal controls over financial reporting notwithstanding that most of our employees are working remotely due to the COVID-19 pandemic. We continue to monitor and assess any potential impact of the COVID-19 pandemic on the design and operating effectiveness of our internal controls.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 19, 2021, our Board of Directors approved a stock repurchase program pursuant to which up to $60.0 million of outstanding common stock could be repurchased from time to time ("the "2021 Repurchase Program"). The duration of the 2021 Repurchase Program is twelve months. Under 2021 Repurchase Program during the third quarter of fiscal 2021, we made open market purchases funded from available working capital totaling approximately $15.0 million. All shares repurchased pursuant to the 2021 Repurchase Program were retired by the end of the third quarter of fiscal 2021.

The following table contains information regarding our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the third quarter of fiscal 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($M) (b)
July 4, 2021 through July 31, 2021	-	$-	-	$19.9
August 1, 2021 through August 28, 2021	-	$-	-	$19.9
August 29, 2021 through October 2, 2021	251,151	$59.77	251,151	$4.9
Total	251,151	$59.77	251,151	$4.9

(a)	All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $60.0 million of LSCC common stock announced February 19, 2021.
(b)	As of October 2, 2021, this amount consisted of the remaining portion of the $60.0 million authorized for the twelve-month program announced February 19, 2021.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)

/s/ Sherri Luther
Sherri Luther
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 3, 2021