Form 10-Q
period 2022-04-02
LATTICE SEMICONDUCTOR CORP
filed 2022-05-04
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 2, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of common stock outstanding as of April 29, 2022	137,610,858

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

These forward-looking statements are based on estimates and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those statements expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include the effects of the COVID-19 pandemic and the actions by governments, businesses, and individuals in response to the situation, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; global economic conditions and uncertainty; and other factors more fully described herein or that are otherwise described from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 and any additional or updated risk factors discussed in any subsequent Quarterly Report on Form 10-Q filed since that date.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	April 2,	April 3,
(In thousands, except per share data)	2022	2021
Revenue	$150,515	$115,716
Cost of revenue	49,748	45,130
Gross margin	100,767	70,586
Operating expenses:
Research and development	32,555	24,066
Selling, general, and administrative	28,771	25,092
Amortization of acquired intangible assets	1,169	603
Restructuring charges	54	176
Acquisition related charges	455	—
Total operating expenses	63,004	49,937
Income from operations	37,763	20,649
Interest expense	(708)	(718)
Other (expense) income, net	(22)	(162)
Income before income taxes	37,033	19,769
Income tax expense	955	956
Net income	$36,078	$18,813

Net income per share:
Basic	$0.26	$0.14
Diluted	$0.26	$0.13

Shares used in per share calculations:
Basic	137,500	136,401
Diluted	141,281	141,674

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	April 2,	April 3,
(In thousands)	2022	2021
Net income	$36,078	$18,813
Other comprehensive income (loss):
Translation adjustment	(253)	(237)
Comprehensive income	$35,825	$18,576

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	April 2,	January 1,
(In thousands, except share and par value data)	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$122,989	$131,570
Accounts receivable, net of allowance for credit losses	83,055	79,859
Inventories, net	71,773	67,594
Prepaid expenses and other current assets	21,368	22,328
Total current assets	299,185	301,351
Property and equipment, less accumulated depreciation of $112,401 at April 2, 2022 and $109,905 at January 1, 2022	39,626	38,094
Operating lease right-of-use assets	22,378	23,818
Intangible assets, net	28,350	29,782
Goodwill	315,358	315,358
Other long-term assets	16,029	18,091
Total assets	$720,926	$726,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,491	$34,597
Accrued expenses	27,062	26,444
Accrued payroll obligations	16,328	27,967
Current portion of long-term debt	17,182	17,173
Total current liabilities	99,063	106,181
Long-term debt, net of current portion	136,461	140,760
Long-term operating lease liabilities, net of current portion	17,735	19,248
Other long-term liabilities	46,112	48,672
Total liabilities	299,371	314,861
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 137,597,000 shares issued and outstanding as of April 2, 2022 and 137,239,000 shares issued and outstanding as of January 1, 2022	1,376	1,372
Additional paid-in capital	675,781	701,688
Accumulated deficit	(253,898)	(289,976)
Accumulated other comprehensive loss	(1,704)	(1,451)
Total stockholders' equity	421,555	411,633
Total liabilities and stockholders' equity	$720,926	$726,494

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	April 2,	April 3,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$36,078	$18,813
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,179	5,901
Stock-based compensation expense	14,125	10,454
Amortization of right-of-use assets	1,696	1,628
Other non-cash adjustments	44	51
Changes in assets and liabilities:
Accounts receivable, net	(3,196)	(6,509)
Inventories, net	(4,179)	5,143
Prepaid expenses and other assets	1,292	780
Accounts payable	3,894	(146)
Accrued expenses	(444)	1,064
Accrued payroll obligations	(11,639)	(6,436)
Operating lease liabilities, current and long-term portions	(1,645)	(1,372)
Net cash provided by (used in) operating activities	43,205	29,371
Cash flows from investing activities:
Capital expenditures	(4,426)	(1,270)
Cash paid for software and intellectual property licenses	(2,704)	(3,056)
Net cash provided by (used in) investing activities	(7,130)	(4,326)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(25,629)	(7,981)
Proceeds from issuance of common stock	601	1,111
Repurchase of common stock	(15,000)	(15,002)
Repayment of long-term debt	(4,375)	—
Net cash provided by (used in) financing activities	(44,403)	(21,872)
Effect of exchange rate change on cash	(253)	(237)
Net increase (decrease) in cash and cash equivalents	(8,581)	2,936
Beginning cash and cash equivalents	131,570	182,332
Ending cash and cash equivalents	$122,989	$185,268

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$552	$592
Operating lease payments	$1,884	$1,731
Income taxes paid, net of refunds	$761	$675
Accrued purchases of plant and equipment	$963	$1,120
Operating lease right-of-use assets obtained in exchange for lease obligations	$314	$7,440

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

The following summarizes the changes in total equity for the three month period ended April 2, 2022:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Loss	Total
Balances, January 1, 2022	137,239	$1,372	$701,688	$(289,976)	$(1,451)	$411,633
Components of comprehensive income, net of tax:
Net income for the three months ended April 2, 2022	—	—	—	36,078	—	36,078
Other comprehensive income (loss)	—	—	—	—	(253)	(253)
Total comprehensive income						35,825
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	602	6	(25,034)	—	—	(25,028)
Stock-based compensation expense	—	—	14,125	—	—	14,125
Repurchase of common stock	(244)	(2)	(14,998)	—	—	(15,000)
Balances, April 2, 2022	137,597	$1,376	$675,781	$(253,898)	$(1,704)	$421,555

The following summarizes the changes in total equity for the three month period ended April 3, 2021:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Loss	Total
Balances, January 2, 2021	136,236	$1,362	$770,711	$(385,898)	$(1,748)	$384,427
Components of comprehensive income, net of tax:
Net income for the three months ended April 3, 2021	—	—	—	18,813	—	18,813
Other comprehensive income (loss)	—	—	—	—	(237)	(237)
Total comprehensive income						18,576
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	472	5	(6,875)	—	—	(6,870)
Stock-based compensation expense	—	—	10,454	—	—	10,454
Repurchase of common stock	(307)	(3)	(14,999)	—	—	(15,002)
Balances, April 3, 2021	136,401	$1,364	$759,291	$(367,085)	$(1,985)	$391,585

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

Basis of Presentation and Use of Estimates

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In our opinion, they include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the SEC's rules and regulations for interim reporting. These Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 1, 2022 ("2021 10-K").

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

We describe our accounting methods and practices in more detail in our 2021 10-K. There have been no changes to the significant accounting policies, procedures, or general information described in our 2021 10-K that have had a material impact on our consolidated financial statements and related notes. The purchase price allocation for our acquisition of Mirametrix, Inc. in November 2021 has been substantially completed, but may be subject to revision as we perform and complete more detailed analysis of certain tax matters. Certain prior year balances have been reclassified to conform to the current year’s presentation.

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2022 will be a 52-week year and will end on December 31, 2022, and our fiscal 2021 was a 52-week year that ended January 1, 2022. Our first quarter of fiscal 2022 and first quarter of fiscal 2021 ended on April 2, 2022 and April 3, 2021, respectively. All references to quarterly financial results are references to the results for the relevant 13-week fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue and accounts receivable. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 90% and 85% for the first quarter of fiscal 2022 and 2021, respectively. Distributors also account for a substantial portion of our net accounts receivable. Our two largest distributors accounted for 46% and 34% of net accounts receivable at April 2, 2022 and 59% and 28% of net accounts receivable at January 1, 2022.

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

A summary of basic and diluted Net income per share is presented in the following table:

	Three Months Ended
	April 2,	April 3,
(in thousands, except per share data)	2022	2021
Net income	$36,078	$18,813

Shares used in basic Net income per share	137,500	136,401
Dilutive effect of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition	3,781	5,273
Shares used in diluted Net income per share	141,281	141,674

Basic Net income per share	$0.26	$0.14
Diluted Net income per share	$0.26	$0.13

The computation of diluted Net income per share excludes the effects of stock options, restricted stock units ("RSUs"), Employee Stock Purchase Plan ("ESPP") shares, and equity awards with a market condition or performance condition that are antidilutive, aggregating approximately the following number of shares:

	Three Months Ended
	April 2,	April 3,
(in thousands)	2022	2021
Stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition excluded as they are antidilutive	268	350

Note 3 - Revenue from Contracts with Customers

Disaggregation of revenue

The following tables provide information about revenue from contracts with customers disaggregated by major class of revenue, revenue by channel, and by geographical market, based on ship-to location of the customer:

	Three Months Ended
Revenue by Channel	April 2,		April 3,
(In thousands)	2022		2021
Product revenue - Distributors	$135,413	90%	$98,779	85%
Product revenue - Direct	11,565	8%	12,813	11%
Licensing and services	3,537	2%	4,124	4%
Total revenue	$150,515	100%	$115,716	100%

Revenue by Geographical Market
(In thousands)
United States	$17,703	12%	$9,110	8%
Other Americas	3,837	3%	6,733	6%
Americas	21,540	15%	15,843	14%
China	75,431	50%	67,119	58%
Japan	18,903	13%	7,777	7%
Other Asia	14,418	9%	13,494	11%
Asia	108,752	72%	88,390	76%
Europe	20,223	13%	11,483	10%
Total revenue	$150,515	100%	$115,716	100%

Contract balances

Our contract assets relate to our rights to consideration for licenses and royalties due to us as a member of the HDMI Founders consortium. The balance results primarily from the amount of estimated revenue related to HDMI that we have recognized to date, but which has not yet been collected from the customers of the HDMI licensing agent. Contract assets are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The following table summarizes activity during the first three months of fiscal 2022:

(In thousands)
Contract assets as of Year Ended January 1, 2022	$5,672
Revenues recorded during the period	3,061
Transferred to Accounts receivable or collected	(3,942)
Contract assets as of April 3, 2022	$4,791

Contract liabilities are included in Accrued expenses on our Consolidated Balance Sheets. The following table summarizes activity during the first three months of fiscal 2022:

(In thousands)
Contract liabilities as of Year Ended January 1, 2022	$4,768
Accruals for estimated future stock rotation and scrap returns	1,396
Less: Release of accruals for recognized stock rotation and scrap returns	(1,424)
Contract liabilities as of April 3, 2022	$4,740

Note 4 - Balance Sheet Components

Accounts Receivable

Accounts receivable do not bear interest and are shown net of an allowance for expected lifetime credit losses, which reflects our best estimate of probable losses inherent in the accounts receivable balance, as described in our 2021 10-K.

	April 2,	January 1,
(In thousands)	2022	2022
Accounts receivable	$83,055	$79,859
Less: Allowance for credit losses	—	—
Accounts receivable, net of allowance for credit losses	$83,055	$79,859

Inventories

	April 2,	January 1,
(In thousands)	2022	2022
Work in progress	$47,115	$43,546
Finished goods	24,658	24,048
Total inventories, net	$71,773	$67,594

Accrued Expenses

Included in Accrued expenses in the Consolidated Balance Sheets are the following balances:

	April 2,	January 1,
(In thousands)	2022	2022
Liability for non-cancelable contracts	$9,719	$9,930
Current portion of operating lease liabilities	5,878	5,696
Contract liability under ASC 606	4,740	4,768
Other accrued expenses	6,725	6,050
Total accrued expenses	$27,062	$26,444

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	April 2,	January 1,
(In thousands)	2022	2022
United States	$25,240	$26,509

Taiwan	8,727	6,555
Philippines	3,098	2,498
China	1,546	1,643
Other	1,015	889
Total foreign property and equipment, net	14,386	11,585
Total property and equipment, net	$39,626	$38,094

Cloud Based Computing Implementation Costs

We capitalize the implementation costs for cloud computing arrangements, which are recorded in Prepaid expenses and other current assets and Other long-term assets on our Consolidated Balance Sheets. The following table summarizes activity during the first three months of fiscal 2022:

(In thousands)
Cloud based computing implementation costs as of January 1, 2022	$2,380
Costs capitalized	55
Amortization	(206)
Cloud based computing implementation costs as of April 2, 2022	$2,229

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

During the first three months of fiscal 2022, we paid required quarterly installments totaling $4.4 million on our long-term debt. The fair value of our long-term debt approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

	April 2,	January 1,
(In thousands)	2022	2022
Principal amount	$154,375	$158,750
Unamortized original issuance discount and debt costs	(732)	(817)
Less: Current portion of long-term debt	(17,182)	(17,173)
Long-term debt, net of current portion and unamortized debt issue costs	$136,461	$140,760

As of April 2, 2022, the effective interest rate on the term loan was 1.92%, and the effective interest rate on the revolving loan was 1.71%. We pay a commitment fee of 0.20% on the unused portion of the revolving loan. Interest expense related to our long-term debt was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2022	2021
Contractual interest	$562	$598
Amortization of original issuance discount and debt costs	85	92
Total interest expense related to long-term debt	$647	$690

Expected future principal payments are based on the schedule of required quarterly installments. As of April 2, 2022, expected future principal payments on our long-term debt were as follows:

Fiscal year	(in thousands)
2022 (Remaining 3 quarters)	13,125
2023	17,500
2024	123,750
$154,375

Note 6 - Restructuring

Under the Q1 2020 Plan, which is described in the 2021 10-K, we recorded a credit adjustment of approximately $0.1 million during the first quarter of fiscal 2022 and we recorded no expense during the first quarter of fiscal 2021. Approximately $2.1 million of total expense has been incurred through April 2, 2022 under the Q1 2020 Plan. Substantially all actions planned under the Q1 2020 Plan have been implemented.

Under the June 2017 Plan, which is described in the 2021 10-K, we incurred restructuring expense related to our partially vacated facility in San Jose, California of approximately $0.2 million during the first quarter of both fiscal 2022 and 2021. We have incurred approximately $21.8 million of total expense through April 2, 2022 under the June 2017 Plan, and all planned actions have been implemented. We expect the total cost of the June 2017 Plan to be approximately $22.0 million to $23.5 million as ROU asset amortization expenses related to our partially vacated facility in San Jose, California will be incurred over the remaining lease term.

These expenses were recorded to Restructuring charges on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accrued expenses and in Other long-term liabilities on our Consolidated Balance Sheets. The following table displays the activity related to our restructuring plans:

(In thousands)	Severance & Related (1)	Lease Termination & Fixed Assets	Other (2)	Total
Accrued Restructuring at January 1, 2022	$251	$7,130	$—	$7,381
Restructuring charges	(97)	151	—	54
Costs paid or otherwise settled	(138)	(445)	—	(583)
Accrued Restructuring at April 2, 2022	$16	$6,836	$—	$6,852

Accrued Restructuring at January 2, 2021	$246	$8,233	$664	$9,143
Restructuring charges	—	176	—	176
Costs paid or otherwise settled	(9)	(439)	(656)	(1,104)
Accrued Restructuring at April 3, 2021	$237	$7,970	$8	$8,215

(1)	Includes employee relocation and outplacement costs
(2)	Includes termination fees on the cancellation of certain contracts under previous restructuring plans

Note 7 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center, the terms of which are described in our 2021 10-K. All of our facilities are leased under operating leases, which expire at various times through 2028, with a weighted-average remaining lease term of 3.9 years and a weighted-average discount rate of 5.4% as of April 2, 2022.

We recorded fixed operating lease expenses of $2.0 million for the first quarter of both fiscal 2022 and 2021.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during the first three months of fiscal 2022:

Operating lease right-of-use assets	(in thousands)
Balance as of January 1, 2022	$23,818
Right-of-use assets obtained for new lease contracts during the period	314
Amortization of right-of-use assets during the period	(1,696)
Adjustments for present value and foreign currency effects	(58)
Balance as of April 2, 2022	$22,378

Operating lease liabilities	(in thousands)
Balance as of January 1, 2022	$24,944
Lease liabilities incurred for new lease contracts during the period	314
Accretion of lease liabilities	302
Operating cash used by payments on lease liabilities	(1,884)
Adjustments for present value and foreign currency effects	(63)
Balance as of April 2, 2022	23,613
Less: Current portion of operating lease liabilities (included in Accrued expenses)	(5,878)
Long-term operating lease liabilities, net of current portion	$17,735

Maturities of operating lease liabilities as of April 2, 2022 are as follows:

Fiscal year	(in thousands)
2022 (Remaining 3 quarters)	5,168
2023	7,581
2024	5,405
2025	3,645
2026	2,532
Thereafter	2,081
Total lease payments	26,412
Less: amount representing interest	(2,799)
Total lease liabilities	$23,613

Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $6.8 million at April 2, 2022 and continued to be recorded in Other long-term liabilities on our Consolidated Balance Sheets.

Note 8 - Intangible Assets

On our Consolidated Balance Sheets at April 2, 2022 and January 1, 2022, Intangible assets, net are shown net of accumulated amortization of $136.9 million and $135.5 million, respectively. In prior years, we entered into license agreements for third-party technology and have recorded them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2022	2021
Research and development	$263	$198
Amortization of acquired intangible assets	1,169	603
	$1,432	$801

Note 9 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2022	2021
Cost of revenue	$935	$666
Research and development	4,845	2,767
Selling, general, and administrative	8,345	7,021
Total stock-based compensation	$14,125	$10,454

Market-Based and Performance-Based Stock Compensation

In the first quarter of fiscal 2022, we granted awards of RSUs with a market condition to certain executives. Under the terms of these grants, the RSUs with a market condition vest over a three-year period based on the Company’s total shareholder return ("TSR") relative to the Russell 2000 index, which condition is measured for the grants on the third anniversary of the grant date. The awards may vest at 250% or 200%, depending upon the executive, if the 75th percentile of the market condition is achieved, with 100% of the units vesting at the 55th percentile, zero vesting if relative TSR is below the 25th percentile, and vesting scaling for achievement between the 25th and 75th percentile.

In the first three months of fiscal 2022, certain awards with a market condition or performance condition granted in prior fiscal years have vested. During the first quarter of fiscal 2022, the market condition for awards granted to certain executives in the first quarter of fiscal 2019 exceeded the 75th percentile of their TSR condition, and the third tranche of these awards vested at 200%. During the first quarter of fiscal 2022, the market condition for awards granted to certain executives in the first quarter of fiscal 2020 exceeded the 75th percentile of their TSR condition, and the first tranche of these awards vested at 250% or 200%, as applicable for the respective executive. During the first quarter of fiscal 2022, the fourth tranche of 40% of the base number of the awards with an EBITDA performance condition vested, as the Company had met the adjusted EBITDA performance criteria on a trailing four-quarter basis for two consecutive trailing four-quarter periods as of the end of the previous quarter. As of April 2, 2022, the Company had met the final two adjusted EBITDA performance criteria on a trailing four-quarter basis for two consecutive trailing four-quarter periods, and the fifth and sixth tranches of 40% and 70%, respectively, of the base number of the awards with an EBITDA performance condition qualified for vesting.

For our awards with a market condition or a performance condition, we incurred stock compensation expense of approximately $6.9 million and $4.6 million in the first quarter of fiscal 2022 and 2021, respectively, which is recorded as a component of total stock-based compensation.

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Total
Balance, January 1, 2022	1,246
Granted	183
Effect of vesting multiplier	358
Vested	(638)
Balance, April 2, 2022	1,149

Note 10 - Common Stock Repurchase Program

On November 8, 2021, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to an additional $100 million of outstanding common stock could be repurchased from time to time (the "2022 Repurchase Program"). The duration of the 2022 Repurchase Program is through the end of December 2022. Under the 2022 Repurchase Program during the first quarter of fiscal 2022, we repurchased 244,063 shares for $15.0 million, or an average price paid per share of $61.46. As of April 2, 2022, the remaining portion of the amount authorized for the 2022 Repurchase Program is approximately $75 million. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2022 Repurchase Program were retired by the end of the first quarter of 2022.

Note 11 - Income Taxes

We are subject to federal and state income tax as well as income tax in the foreign jurisdictions in which we operate. For the first quarter of both fiscal 2022 and 2021, we recorded income tax expense of approximately $1.0 million. Income taxes for the three month period ended April 2, 2022 and April 3, 2021 represent tax at the federal, state, and foreign statutory tax rates in addition to withholding taxes, changes in uncertain tax positions, as well as other non-deductible items in foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rates for the three months ended April 2, 2022 and for the three months ended April 3, 2021 resulted primarily from U.S. valuation allowance, foreign withholding taxes, foreign rate differentials, and the discrete impacts of uncertain tax positions due to lapsing of the statute of limitations.

We updated our evaluation of the valuation allowance position in the United States through April 2, 2022 and concluded that we should continue to maintain a full valuation allowance against the net federal and state deferred tax assets. In making this evaluation, we exercised significant judgment and considered estimates about our ability to generate revenue and taxable profits sufficient to offset expenditures in future periods within the U.S. We will continue to evaluate both positive and negative evidence in future periods to determine if we will realize the net deferred tax assets. We do not have a valuation allowance in any foreign jurisdictions as we have concluded it is more likely than not that we will realize the net deferred tax assets in future periods.

Our liability recorded for uncertain tax positions (including penalties and interest) was $21.3 million and $21.6 million at April 2, 2022 and January 1, 2022, respectively, and is included as a component of Other long-term liabilities on our Consolidated Balance Sheets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 10-K.

Overview

Lattice Semiconductor Corporation and its subsidiaries (“Lattice,” the “Company,” “we,” “us,” or “our”) develop technologies that we monetize through differentiated programmable logic semiconductor products, silicon-enabling products, system solutions, design services, and licenses. Lattice is the low power programmable leader. We solve customer problems across the network, from the Edge to the Cloud, in the growing communications, computing, industrial, automotive, and consumer markets. Our technology, long-standing relationships, and commitment to world-class support helps our customers quickly and easily unleash their innovation to create a smart, secure, and connected world.

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

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results of operations, and that require management's most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 10-K.

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

Impact of COVID-19 on our Business

The ongoing COVID-19 pandemic has caused, and may continue to cause, a global slowdown of economic activity (including the decrease in demand for certain goods and services), and volatility in and disruption to financial markets, labor markets, and supply chains. The severity, magnitude and duration of the ongoing COVID-19 pandemic and its economic consequences have been and continue to be uncertain, evolving and difficult to predict, and the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. We continue to take actions to safeguard the health and safety of our employees and our business. Furthermore, we continue to manage our cash position and liquidity needs in light of the evolving COVID-19 pandemic, and we have additional resources available under our Current Credit Agreement, if needed.

The full extent of the effects of the COVID-19 pandemic, including recent variants of the virus, continue to be uncertain. We anticipate that these effects caused by the COVID-19 pandemic may continue to negatively impact business activity across the globe. Demand for our products may be impacted, which could have a negative impact on our revenue, given the global reach and continued economic impact of the virus. We have previously seen and could again see delays or disruptions in our supply chain due to governmental restrictions or voluntary precautionary measures adopted by our suppliers. If our suppliers experience similar impacts, or if rising rates of inflation increase, we may have compounded difficulty sourcing materials necessary to fulfill customer production requirements and transporting completed products to our end customers. It is difficult for us to predict the scope, magnitude, and length of supply chain disruptions and the rising rate of inflation. Supply chain delays and disruptions may also affect the ability of our customers to obtain materials or products from other suppliers which may constrain or delay their demand for our products.

We may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects of any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial condition or results of operations. The future impacts of the ongoing COVID-19 pandemic on our business, results of operations and financial position remain uncertain and will depend on many factors that are not within our control, including, but not limited to: the duration and scope of the evolving pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. See the section entitled “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 for further information about related risks and uncertainties.

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Three Months Ended
	April 2,		April 3,
(In thousands)	2022		2021
Revenue	$150,515	100.0%	$115,716	100.0%

Gross margin	100,767	66.9	70,586	61.0

Research and development	32,555	21.6	24,066	20.8
Selling, general and, administrative	28,771	19.1	25,092	21.7
Amortization of acquired intangible assets	1,169	0.8	603	0.5
Restructuring charges	54	0.0	176	0.2
Acquisition related charges	455	0.3	—	—
Income from operations	$37,763	25.1%	$20,649	17.8%

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

The following are examples of end market applications for the periods presented:

Communications and Computing	Industrial and Automotive	Consumer	Licensing and Services
Wireless	Security and Surveillance	Cameras	IP Royalties
Wireline	Machine Vision	Displays	Adopter Fees
Data Backhaul	Industrial Automation	Wearables	IP Licenses
Server Computing	Robotics	Televisions	Patent Sales
Client Computing	Automotive	Home Theater
Data Storage	Drones

The composition of our revenue by end market is presented in the following table:

	Three Months Ended
	April 2,		April 3,
(In thousands)	2022		2021
Communications and Computing	$62,440	41.5%	$49,328	42.6%
Industrial and Automotive	69,635	46.3	49,745	43.0
Consumer	14,903	9.9	12,519	10.8
Licensing and Services	3,537	2.3	4,124	3.6
Total revenue	$150,515	100.0%	$115,716	100.0%

Revenue from the Communications and Computing end market increased by 27% for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 primarily due to our key growth drivers in data center servers, client computing and 5G infrastructure.

Revenue from the Industrial and Automotive end market increased by 40% for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 primarily due to strong customer adoption in a broad range of applications, including industrial automation and robotics. Growth in Automotive was driven by the adoption of new designs in advanced driver assistance ("ADAS") and infotainment applications.

Revenue from the Consumer end market increased by 19% for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 primarily due to increased demand for our products in Consumer end market applications.

Revenue from the Licensing and services end market decreased by 14% for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 primarily due to lower royalties.

Revenue by Geography

We assign revenue to geographies based on ship-to location of the customer.

The composition of our revenue by geography is presented in the following table:

	Three Months Ended
	April 2,		April 3,
(In thousands)	2022		2021
Asia	$108,752	72.3%	$88,390	76.4%
Americas	21,540	14.3	15,843	13.7
Europe	20,223	13.4	11,483	9.9
Total revenue	$150,515	100.0%	$115,716	100.0%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue, and the two distributor groups noted below individually accounted for more than 10% of our total revenue in the periods covered by this report.

The composition of our revenue by customer is presented in the following table:

	% of Total Revenue
	Three Months Ended
	April 2,	April 3,
	2022	2021
Weikeng Group	35.5%	38.9%
Arrow Electronics Inc.	28.5	26.1
Other distributors	26.0	20.4
All distributors	90.0	85.4
Direct customers	7.7	11.0
Licensing and services revenue	2.3	3.6
Total revenue	100.0%	100.0%

Gross Margin

The composition of our Gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2022	2021
Gross margin	$100,767	$70,586
Gross margin percentage	66.9%	61.0%
Product gross margin %	66.2%	59.6%
Licensing and services gross margin %	100.0%	100.0%

Gross margin, as a percentage of revenue, increased 590 basis points in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. Improved margins were driven by benefits from our pricing optimization and gross margin expansion strategy.

Because of its higher margin, the licensing and services portion of our overall revenue can have a disproportionate impact on Gross margin.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2022	2021	% change
Research and development	$32,555	$24,066	35.3%
Percentage of revenue	21.6%	20.8%

Research and development expense includes costs for compensation and benefits, stock compensation, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions. The increase in Research and development expense for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was due primarily to increased headcount-related costs as we continue to invest in the expansion of our product portfolio and the acceleration of our new product introduction cadence. We believe that a continued commitment to Research and development is essential to maintaining product leadership and providing innovative new product offerings and, therefore, we expect to continue to increase our investment in Research and development, particularly with expanded investment in the development of software solutions.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2022	2021	% change
Selling, general, and administrative	$28,771	$25,092	14.7%
Percentage of revenue	19.1%	21.7%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses. The increase in Selling, general, and administrative expense for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was due primarily to increased headcount-related costs to support ongoing customer growth.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2022	2021	% change
Amortization of acquired intangible assets	$1,169	$603	93.9%
Percentage of revenue	0.8%	0.5%

The increase in Amortization of acquired intangible assets for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 is due to the amortization expense for new intangible assets added in the fourth quarter of fiscal 2021 through the acquisition of Mirametrix, Inc., partially offset by end of the amortization period during the first quarter of fiscal 2022 for acquired intangible assets from previous acquisitions.

Restructuring Charges

The composition of our Restructuring charges, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2022	2021	% change
Restructuring charges	$54	$176	(69.3)%
Percentage of revenue	0.0%	0.2%

Restructuring charges are comprised of expenses resulting from reductions in our worldwide workforce, consolidation of our facilities, removal of fixed assets from service, and cancellation of software contracts and engineering tools. Details of our restructuring plans and expenses incurred under them are discussed in "Note 6 - Restructuring" to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Restructuring charges decreased in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, as we had no significant restructuring activity in the current year.

Acquisition Related Charges

The composition of our Acquisition related charges, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2022	2021	% change
Acquisition related charges	$455	$—	100.0%
Percentage of revenue	0.3%	—%

Acquisition related charges include legal and professional fees directly related to acquisitions. For the first quarter of fiscal 2022, Acquisition related charges were attributable to our acquisition of Mirametrix in November 2021 and were comprised primarily of professional services including legal and accounting fees.

Interest Expense

The composition of our Interest expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2022	2021	% change
Interest expense	$(708)	$(718)	(1.4)%
Percentage of revenue	(0.5)%	(0.6)%

Interest expense is primarily related to our long-term debt. This interest expense is comprised of contractual interest and amortization of original issue discount and debt issuance costs based on the effective interest method. The decrease in Interest expense for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was driven by the reduction in the principal balance of our long-term debt.

Other (Expense) Income, net

The composition of our Other (expense) income, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2022	2021	% change
Other (expense) income, net	$(22)	$(162)	(86.4)%
Percentage of revenue	(0.0)%	(0.1)%

The decrease in Other (expense) income, net for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was primarily due to lower foreign currency exchange losses.

Income Taxes

The composition of our Income tax expense is presented in the following table:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2022	2021	% change
Income tax expense	$955	$956	(0.1)%

Our Income tax expense is composed primarily of foreign income and withholding taxes, partially offset by benefits resulting from the release of uncertain tax positions due to statute of limitation expirations that occurred in the respective periods.

Liquidity and Capital Resources

The following sections discuss material changes in our financial condition from the end of fiscal 2021, including the effects of changes in our Consolidated Balance Sheets, and the effects of our credit arrangements and contractual obligations on our liquidity and capital resources. There continues to be uncertainty around the extent and duration of the disruption to our business from the ongoing COVID-19 pandemic, which may impact our liquidity and working capital needs in future periods.

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

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. As of April 2, 2022, we did not have significant long-term commitments for capital expenditures. For further information on our cash commitments for operating lease liabilities and required future principal payments on our long-term debt, see Note 7 - Leases and Note 5 - Long-Term Debt, respectively, under Part I, Item 1 of this report.

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

Cash and cash equivalents

(In thousands)	April 2, 2022	January 1, 2022	$ Change	% Change
Cash and cash equivalents	$122,989	$131,570	$(8,581)	(6.5)%

As of April 2, 2022, we had Cash and cash equivalents of $123.0 million, of which approximately $49.0 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of April 2, 2022, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in Cash and cash equivalents of $8.6 million between January 1, 2022 and April 2, 2022 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first three months of fiscal 2022 was $43.2 million compared to $29.4 million for the first three months of fiscal 2021. This increase of $13.8 million was primarily driven by an increase of $22.3 million provided by improved operating performance, partially offset by $8.5 million of net changes in working capital, primarily from cash used by inventories. We are using cash provided by operating activities to fund our operations.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software and intellectual property licenses. Net cash used by investing activities in the first three months of fiscal 2022 was $7.1 million compared to $4.3 million in the first three months of fiscal 2021.

Financing activities — Financing cash flows consist primarily of activity on our long-term debt, proceeds from the exercise of options to acquire common stock, tax payments related to the net share settlement of restricted stock units, and repurchases of common stock. During the first three months of fiscal 2022, we paid required quarterly installments on our long-term debt totaling $4.4 million. Payments for tax withholdings on vesting of RSUs partially offset by employee exercises of stock options used net cash flows of $25.0 million in the first three months of fiscal 2022, an increase of approximately $18.1 million from the net $6.9 million used in the first three months of fiscal 2021. During the first three months of fiscal 2022, we also repurchased approximately 0.2 million shares of common stock for $15.0 million, as further discussed below under "Share Repurchase Program."

Accounts receivable, net

(In thousands)	April 2, 2022	January 1, 2022	Change	% Change
Accounts receivable, net	$83,055	$79,859	$3,196	4.0%
Days sales outstanding - Overall	50	51	(1)

Accounts receivable, net as of April 2, 2022 increased by approximately $3.2 million, or 4%, compared to January 1, 2022. This increase resulted primarily from higher revenue shipments in the first quarter of fiscal 2022 compared to the year-end period. We calculate Days Sales Outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	April 2, 2022	January 1, 2022	Change	% Change
Inventories	$71,773	$67,594	$4,179	6.2%
Days of inventory on hand	132	122	10

Inventories as of April 2, 2022 increased $4.2 million, or approximately 6%, compared to January 1, 2022 primarily to meet the increased demands of our customers.

The Days of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of sales in that quarter. We calculate Days of inventory on hand on the basis of a 365-day year as Inventories at the end of the quarter divided by Cost of sales during the quarter annualized and then multiplied by 365.

Credit Arrangements

On May 17, 2019, we entered into our Current Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and other lenders. The details of this arrangement are described in "Note 8 - Long-Term Debt" in the Notes to Consolidated Financial Statements of our 2021 10-K.

As of April 2, 2022, we had no used or unused credit arrangements beyond the secured revolving loan facility described in the Current Credit Agreement.

Share Repurchase Program

See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Quarterly Report on Form 10-Q for more information about the share repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. There have been no material changes to either the foreign currency exchange rate risk or interest rate risk previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We do not believe there has been any material impact to our internal controls over financial reporting notwithstanding that most of our employees are working remotely due to the COVID-19 pandemic. We continue to monitor and assess any potential impact of the COVID-19 pandemic on the design and operating effectiveness of our internal controls.

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

ITEM 1A. RISK FACTORS

The risk factors associated with our business were previously described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 ("2021 10-K"). There have been no material changes in the risk factors included in our 2021 10-K, and this report should be read in conjunction with the risk factors set forth in our 2021 10-K. If any of these risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected, and the trading price of our common stock could decline. These risk factors are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we may currently deem to be immaterial could materially adversely affect our business, financial condition, or operating results, including related to the ongoing COVID-19 pandemic or the conflict between Russia and Ukraine, which has also affected surrounding countries. These factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, should be carefully considered before making an investment decision relating to our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On November 8, 2021, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to an additional $100.0 million of outstanding common stock could be repurchased from time to time (the "2022 Repurchase Program"). The duration of the 2022 Repurchase Program is through the end of December 2022. Under the 2022 Repurchase Program during the first quarter of fiscal 2022, we repurchased 244,063 shares for $15.0 million, or an average price paid per share of $61.46. All shares repurchased pursuant to the 2022 Repurchase Program were retired by the end of the first quarter of fiscal 2022.

The following table contains information regarding our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the first quarter of fiscal 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($M) (b)
January 2, 2022 through January 29, 2022	—	$—	—	$89.9
January 30, 2022 through February 26, 2022	81,200	$61.58	81,200	$84.9
February 27, 2022 through April 2, 2022	162,863	$61.40	162,863	$74.9
Total	244,063	$61.46	244,063	$74.9

(a)	All repurchases during the quarter were open-market transactions funded from available working capital made under the authorization from our board of directors to purchase up to $100.0 million of our common stock announced November 8, 2021.
(b)	As of April 2, 2022, this amount consisted of the remaining portion of the $100.0 million program authorized through the end of December 2022 that was announced November 8, 2021.

ITEM 5. OTHER INFORMATION

Bylaws Revisions

On April 29, 2022, our Board of Directors approved our amended and restated bylaws (the “Amended and Restated Bylaws”) to make clear that stockholders may act by written consent subject to certain procedures, clarify our advance notice procedures for bringing business at annual meetings, provide that the federal district courts of the United States of America shall be the exclusive forum for any litigation asserting a claim under the Securities Act, and reflect certain other immaterial updates.

The foregoing description of the Amended and Restated Bylaws does not purport to be complete, and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	The Company's Bylaws, as amended as of April 29, 2022.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)

/s/ Sherri Luther
Sherri Luther
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 4, 2022