Form 10-Q
period 2022-07-02
LATTICE SEMICONDUCTOR CORP
filed 2022-08-02
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 2, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of common stock outstanding as of July 28, 2022	137,316,786

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

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; future impacts of the ongoing COVID-19 pandemic, including as a result of actions by governments, businesses, and individuals in response to the situation, on consumer, industrial, labor, and financial markets, our business operations, supply chain and partners, financial performance, results of operations, financial position, and the achievement of our strategic objectives; future impacts of the military conflict between Ukraine and Russia; our opportunities to increase our addressable market; our expectations and strategies regarding market trends and opportunities, including market segment drivers such as 5G infrastructure deployments, cloud and enterprise servers, client computing platforms, industrial Internet of Things, factory automation, automotive electronics, smart homes and prosumers; our expectations regarding our customer base; our expectations regarding product offerings; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our future investments in research and development, and our research and development expense efficiency; future financial results or accounting treatments; our judgments involved in accounting matters, including revenue recognition, inventories and cost of revenue, and income taxes; actions we may take regarding the design and continued effectiveness of our internal controls over financial reporting; our use of cash; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; whether we will consider and act upon acquisition opportunities to extend our product, technology and product offerings; the expected costs of our restructuring plans; our expectations regarding taxes, including unrecognized tax benefits, and tax adjustments and allowances; whether we will pursue future stock repurchases and how any future repurchases will be funded; our ability to prevent and respond to information technology system failures, security breaches and incidents, cyber-attacks or fraud; the impact of laws and regulations addressing privacy, data protection, and cybersecurity and our ability to comply with the same; and our beliefs regarding legal proceedings.

These forward-looking statements are based on estimates and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those statements expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include the effects of the ongoing COVID-19 pandemic and the actions by governments, businesses, and individuals in response to the situation, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; global economic conditions and uncertainty; and other factors more fully described herein or that are otherwise described from time to time in our filings with the Securities and Exchange Commission ("SEC"), including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 filed with the SEC on February 23, 2022 and any additional or updated risk factors discussed in any subsequent Quarterly Report on Form 10-Q filed since that date.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands, except per share data)	2022	2021	2022	2021
Revenue	$161,372	$125,905	$311,887	$241,621
Cost of revenue	50,887	48,721	100,635	93,851
Gross margin	110,485	77,184	211,252	147,770
Operating expenses:
Research and development	33,613	27,454	66,168	51,520
Selling, general, and administrative	29,024	25,607	57,795	50,699
Amortization of acquired intangible assets	870	603	2,039	1,206
Restructuring charges	136	204	190	380
Acquisition related charges	56	—	511	—
Total operating expenses	63,699	53,868	126,703	103,805
Income from operations	46,786	23,316	84,549	43,965
Interest expense	(891)	(702)	(1,599)	(1,420)
Other (expense) income, net	(243)	(135)	(265)	(297)
Income before income taxes	45,652	22,479	82,685	42,248
Income tax expense	1,120	641	2,075	1,597
Net income	$44,532	$21,838	$80,610	$40,651

Net income per share:
Basic	$0.32	$0.16	$0.59	$0.30
Diluted	$0.32	$0.15	$0.57	$0.29

Shares used in per share calculations:
Basic	137,424	136,388	137,462	136,394
Diluted	140,170	141,491	140,657	141,637

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2022	2021	2022	2021
Net income	$44,532	$21,838	$80,610	$40,651
Other comprehensive income (loss):
Translation adjustment	(975)	188	(1,228)	(49)
Comprehensive income	$43,557	$22,026	$79,382	$40,602

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	July 2,	January 1,
(In thousands, except share and par value data)	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$117,882	$131,570
Accounts receivable, net of allowance for credit losses	93,380	79,859
Inventories, net	77,478	67,594
Prepaid expenses and other current assets	25,720	22,328
Total current assets	314,460	301,351
Property and equipment, less accumulated depreciation of $114,067 at July 2, 2022 and $109,905 at January 1, 2022	42,741	38,094
Operating lease right-of-use assets	20,407	23,818
Intangible assets, net	27,218	29,782
Goodwill	315,358	315,358
Other long-term assets	16,944	18,091
Total assets	$737,128	$726,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,336	$34,597
Accrued expenses	29,082	26,444
Accrued payroll obligations	20,798	27,967
Current portion of long-term debt	17,192	17,173
Total current liabilities	106,408	106,181
Long-term debt, net of current portion	132,159	140,760
Long-term operating lease liabilities, net of current portion	15,917	19,248
Other long-term liabilities	46,723	48,672
Total liabilities	301,207	314,861
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 137,263,000 shares issued and outstanding as of July 2, 2022 and 137,239,000 shares issued and outstanding as of January 1, 2022	1,373	1,372
Additional paid-in capital	646,593	701,688
Accumulated deficit	(209,366)	(289,976)
Accumulated other comprehensive loss	(2,679)	(1,451)
Total stockholders' equity	435,921	411,633
Total liabilities and stockholders' equity	$737,128	$726,494

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	July 2,	July 3,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$80,610	$40,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,272	11,759
Stock-based compensation expense	27,249	22,374
Amortization of right-of-use assets	3,358	3,291
Other non-cash adjustments	87	92
Changes in assets and liabilities:
Accounts receivable, net	(13,521)	(6,638)
Inventories, net	(9,884)	(985)
Prepaid expenses and other assets	(1,781)	(1,063)
Accounts payable	4,739	6,950
Accrued expenses	(1,405)	(31)
Accrued payroll obligations	(7,169)	(2,450)
Operating lease liabilities, current and long-term portions	(3,637)	(3,246)
Net cash provided by (used in) operating activities	92,918	70,704
Cash flows from investing activities:
Capital expenditures	(8,917)	(4,413)
Cash paid for software and intellectual property licenses	(5,368)	(6,377)
Net cash provided by (used in) investing activities	(14,285)	(10,790)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(35,763)	(13,923)
Proceeds from issuance of common stock	3,581	3,948
Repurchase of common stock	(50,161)	(40,113)
Repayment of long-term debt	(8,750)	(4,375)
Net cash provided by (used in) financing activities	(91,093)	(54,463)
Effect of exchange rate change on cash	(1,228)	(49)
Net increase (decrease) in cash and cash equivalents	(13,688)	5,402
Beginning cash and cash equivalents	131,570	182,332
Ending cash and cash equivalents	$117,882	$187,734

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$1,337	$1,180
Operating lease payments	$3,706	$3,984
Income taxes paid, net of refunds	$2,355	$1,805
Accrued purchases of plant and equipment	$3,019	$253
Operating lease right-of-use assets obtained in exchange for lease obligations	$476	$7,459

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

The following summarizes the changes in total equity for the six-month period ended July 2, 2022:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Loss	Total
Balances, January 1, 2022	137,239	$1,372	$701,688	$(289,976)	$(1,451)	$411,633
Components of comprehensive income, net of tax:
Net income for the six months ended July 2, 2022	—	—	—	80,610	—	80,610
Other comprehensive income (loss)	—	—	—	—	(1,228)	(1,228)
Total comprehensive income						79,382
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	1,002	11	(32,193)	—	—	(32,182)
Stock-based compensation expense	—	—	27,249	—	—	27,249
Repurchase of common stock	(978)	(10)	(50,151)	—	—	(50,161)
Balances, July 2, 2022	137,263	$1,373	$646,593	$(209,366)	$(2,679)	$435,921

The following summarizes the changes in total equity for the six-month period ended July 3, 2021:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Loss	Total
Balances, January 2, 2021	136,236	$1,362	$770,711	$(385,898)	$(1,748)	$384,427
Components of comprehensive income, net of tax:
Net income for the six months ended July 3, 2021	—	—	—	40,651	—	40,651
Other comprehensive income (loss)	—	—	—	—	(49)	(49)
Total comprehensive income						40,602
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	937	9	(9,984)	—	—	(9,975)
Stock-based compensation expense	—	—	22,374	—	—	22,374
Repurchase of common stock	(829)	(8)	(40,105)	—	—	(40,113)
Balances, July 3, 2021	136,344	$1,363	$742,996	$(345,247)	$(1,797)	$397,315

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

(unaudited)

The following summarizes the changes in total equity for the three-month period ended July 2, 2022:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Loss	Total
Balances, April 2, 2022	137,597	$1,376	$675,781	$(253,898)	$(1,704)	$421,555
Components of comprehensive income, net of tax:
Net income for the three months ended July 2, 2022	—	—	—	44,532	—	44,532
Other comprehensive income (loss)	—	—	—	—	(975)	(975)
Total comprehensive income						43,557
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	400	5	(7,159)	—	—	(7,154)
Stock-based compensation expense	—	—	13,124	—	—	13,124
Repurchase of common stock	(734)	(8)	(35,153)	—	—	(35,161)
Balances, July 2, 2022	137,263	$1,373	$646,593	$(209,366)	$(2,679)	$435,921

The following summarizes the changes in total equity for the three-month period ended July 3, 2021:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Loss	Total
Balances, April 3, 2021	136,401	$1,364	$759,291	$(367,085)	$(1,985)	$391,585
Components of comprehensive income, net of tax:
Net income for the three months ended July 3, 2021	—	—	—	21,838	—	21,838
Other comprehensive income (loss)	—	—	—	—	188	188
Total comprehensive income						22,026
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	465	4	(3,109)	—	—	(3,105)
Stock-based compensation expense	—	—	11,920	—	—	11,920
Repurchase of common stock	(522)	(5)	(25,106)	—	—	(25,111)
Balances, July 3, 2021	136,344	$1,363	$742,996	$(345,247)	$(1,797)	$397,315

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

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2022 will be a 52-week year and will end on December 31, 2022, and our fiscal 2021 was a 52-week year that ended January 1, 2022. Our second quarter of fiscal 2022 and second quarter of fiscal 2021 ended on July 2, 2022 and July 3, 2021, respectively. All references to quarterly financial results are references to the results for the relevant 13-week or 26-week fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue and accounts receivable. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 89% and 88% for the second quarter of fiscal 2022 and 2021, respectively, and 90% and 87% for the six months ended July 2, 2022 and July 3, 2021, respectively. Distributors also account for a substantial portion of our net accounts receivable. Our two largest distributors accounted for 42% and 40% of net accounts receivable at July 2, 2022 and 59% and 28% of net accounts receivable at January 1, 2022.

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

A summary of basic and diluted Net income per share is presented in the following table:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(in thousands, except per share data)	2022	2021	2022	2021
Net income	$44,532	$21,838	$80,610	$40,651

Shares used in basic Net income per share	137,424	136,388	137,462	136,394
Dilutive effect of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition	2,746	5,103	3,195	5,243
Shares used in diluted Net income per share	140,170	141,491	140,657	141,637

Basic Net income per share	$0.32	$0.16	$0.59	$0.30
Diluted Net income per share	$0.32	$0.15	$0.57	$0.29

The computation of diluted Net income per share excludes the effects of stock options, restricted stock units ("RSUs"), Employee Stock Purchase Plan ("ESPP") shares, and equity awards with a market condition or performance condition that are antidilutive, aggregating approximately the following number of shares:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(in thousands)	2022	2021	2022	2021
Stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition excluded as they are antidilutive	558	124	442	96

Note 3 - Revenue from Contracts with Customers

Disaggregation of revenue

The following tables provide information about revenue from contracts with customers disaggregated by major class of revenue, revenue by channel, and by geographical market, based on ship-to location of the customer:

	Three Months Ended				Six Months Ended
Revenue by Channel	July 2,		July 3,		July 2,		July 3,
(In thousands)	2022		2021		2022		2021
Product revenue - Distributors	$143,705	89%	$111,168	88%	$279,118	90%	$209,947	87%
Product revenue - Direct	13,895	9%	11,368	9%	25,460	8%	24,181	10%
Licensing and services	3,772	2%	3,369	3%	7,309	2%	7,493	3%
Total revenue	$161,372	100%	$125,905	100%	$311,887	100%	$241,621	100%

Revenue by Geographical Market
(In thousands)
United States	$21,371	13%	$11,672	9%	$39,074	13%	$20,782	9%
Other Americas	911	1%	6,154	5%	4,748	1%	12,887	5%
Americas	22,282	14%	17,826	14%	43,822	14%	33,669	14%
China	80,735	50%	64,821	52%	156,166	50%	131,940	54%
Japan	16,957	10%	8,836	7%	35,860	12%	16,613	7%
Other Asia	21,028	13%	22,798	18%	35,446	11%	36,292	15%
Asia	118,720	73%	96,455	77%	227,472	73%	184,845	76%
Europe	20,370	13%	11,624	9%	40,593	13%	23,107	10%
Total revenue	$161,372	100%	$125,905	100%	$311,887	100%	$241,621	100%

Contract balances

Our contract assets relate to our rights to consideration for licenses and royalties due to us as a member of the HDMI Founders consortium. The balance results primarily from the amount of estimated revenue related to HDMI that we have recognized to date, but which has not yet been collected from the customers of the HDMI licensing agent. Contract assets are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The following table summarizes activity during the first six months of fiscal 2022:

(In thousands)
Contract assets as of Year Ended January 1, 2022	$5,672
Revenues recorded during the period	6,479
Transferred to Accounts receivable or collected	(7,533)
Contract assets as of July 3, 2022	$4,618

Contract liabilities are included in Accrued expenses on our Consolidated Balance Sheets. The following table summarizes activity during the first six months of fiscal 2022:

(In thousands)
Contract liabilities as of Year Ended January 1, 2022	$4,768
Accruals for estimated future stock rotation and scrap returns	2,589
Less: Release of accruals for recognized stock rotation and scrap returns	(2,075)
Contract liabilities as of July 3, 2022	$5,282

Note 4 - Balance Sheet Components

Accounts Receivable

Accounts receivable do not bear interest and are shown net of an allowance for expected lifetime credit losses, which reflects our best estimate of probable losses inherent in the accounts receivable balance, as described in our 2021 10-K.

	July 2,	January 1,
(In thousands)	2022	2022
Accounts receivable	$93,380	$79,859
Less: Allowance for credit losses	—	—
Accounts receivable, net of allowance for credit losses	$93,380	$79,859

Inventories

	July 2,	January 1,
(In thousands)	2022	2022
Work in progress	$53,065	$43,546
Finished goods	24,413	24,048
Total inventories, net	$77,478	$67,594

Accrued Expenses

Included in Accrued expenses in the Consolidated Balance Sheets are the following balances:

	July 2,	January 1,
(In thousands)	2022	2022
Liability for non-cancelable contracts	$10,297	$9,930
Current portion of operating lease liabilities	5,867	5,696
Contract liability under ASC 606	5,282	4,768
Other accrued expenses	7,636	6,050
Total accrued expenses	$29,082	$26,444

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	July 2,	January 1,
(In thousands)	2022	2022
United States	$29,184	$26,509

Taiwan	7,898	6,555
Philippines	3,140	2,498
China	1,495	1,643
Other	1,024	889
Total foreign property and equipment, net	13,557	11,585
Total property and equipment, net	$42,741	$38,094

Cloud Based Computing Implementation Costs

We capitalize the implementation costs for cloud computing arrangements, which are recorded in Prepaid expenses and other current assets and Other long-term assets on our Consolidated Balance Sheets. The following table summarizes activity during the first six months of fiscal 2022:

(In thousands)
Cloud based computing implementation costs as of January 1, 2022	$2,380
Costs capitalized	45
Amortization	(411)
Cloud based computing implementation costs as of July 2, 2022	$2,014

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

During the first six months of fiscal 2022, we paid required quarterly installments totaling $8.8 million on our long-term debt. The fair value of our long-term debt approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

	July 2,	January 1,
(In thousands)	2022	2022
Principal amount	$150,000	$158,750
Unamortized original issuance discount and debt costs	(649)	(817)
Less: Current portion of long-term debt	(17,192)	(17,173)
Long-term debt, net of current portion and unamortized debt issue costs	$132,159	$140,760

As of July 2, 2022, the effective interest rate on the term loan was 3.13%, and the effective interest rate on the revolving loan was 2.92%. We pay a commitment fee of 0.20% on the unused portion of the revolving loan. Interest expense related to our long-term debt was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2022	2021	2022	2021
Contractual interest	$800	$588	$1,362	$1,185
Amortization of original issuance discount and debt costs	83	92	168	184
Total interest expense related to long-term debt	$883	$680	$1,530	$1,369

Expected future principal payments are based on the schedule of required quarterly installments. As of July 2, 2022, expected future principal payments on our long-term debt were as follows:

Fiscal year	(in thousands)
2022 (Remaining 2 quarters)	8,750
2023	17,500
2024	123,750
$150,000

Note 6 - Restructuring

Under the Q1 2020 Plan, which is described in the 2021 10-K, we recorded no expense and less than $0.1 million of expense during the second quarter of fiscal 2022 and 2021, respectively; and we recorded a credit adjustment of approximately $0.1 million and less than $0.1 million of expense in the first six months of fiscal 2022 and 2021, respectively. Approximately $2.1 million of total expense has been incurred through July 2, 2022 under the Q1 2020 Plan. All actions planned under the Q1 2020 Plan have been implemented.

Under the June 2017 Plan, which is described in the 2021 10-K, we incurred restructuring expense related to our partially vacated facility in San Jose, California of approximately $0.1 million and approximately $0.2 million during the second quarter of fiscal 2022 and 2021, respectively; and approximately $0.3 million and approximately $0.4 million during the first six months of fiscal 2022 and 2021, respectively. We have incurred approximately $21.9 million of total expense through July 2, 2022 under the June 2017 Plan, and all planned actions have been implemented. We expect the total cost of the June 2017 Plan to be approximately $22.0 million to $23.5 million as ROU asset amortization expenses related to our partially vacated facility in San Jose, California will be incurred over the remaining lease term.

These expenses were recorded to Restructuring charges on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accrued expenses and in Other long-term liabilities on our Consolidated Balance Sheets. The following table displays the activity related to our restructuring plans:

(In thousands)	Severance & Related (1)	Lease Termination & Fixed Assets	Other (2)	Total
Accrued Restructuring at January 1, 2022	$251	$7,130	$—	$7,381
Restructuring charges	(97)	287	—	190
Costs paid or otherwise settled	(154)	(885)	—	(1,039)
Accrued Restructuring at July 2, 2022	$—	$6,532	$—	$6,532

Accrued Restructuring at January 2, 2021	$246	$8,233	$664	$9,143
Restructuring charges	17	363	—	380
Costs paid or otherwise settled	(10)	(896)	(664)	(1,570)
Accrued Restructuring at July 3, 2021	$253	$7,700	$—	$7,953

(1)	Includes employee relocation and outplacement costs
(2)	Includes termination fees on the cancellation of certain contracts under previous restructuring plans

Note 7 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center, the terms of which are described in our 2021 10-K. All of our facilities are leased under operating leases, which expire at various times through 2028, with a weighted-average remaining lease term of 3.8 years and a weighted-average discount rate of 5.4% as of July 2, 2022.

We recorded fixed operating lease expenses of $1.9 million for the second quarter of both fiscal 2022 and 2021 and $3.9 million for the first six months of both fiscal 2022 and 2021.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during the first six months of fiscal 2022:

Operating lease right-of-use assets	(in thousands)
Balance as of January 1, 2022	$23,818
Right-of-use assets obtained for new lease contracts during the period	476
Amortization of right-of-use assets during the period	(3,358)
Adjustments for present value and foreign currency effects	(529)
Balance as of July 2, 2022	$20,407

Operating lease liabilities	(in thousands)
Balance as of January 1, 2022	$24,944
Lease liabilities incurred for new lease contracts during the period	476
Accretion of lease liabilities	586
Operating cash used by payments on lease liabilities	(3,706)
Adjustments for present value and foreign currency effects	(516)
Balance as of July 2, 2022	21,784
Less: Current portion of operating lease liabilities (included in Accrued expenses)	(5,867)
Long-term operating lease liabilities, net of current portion	$15,917

Maturities of operating lease liabilities as of July 2, 2022 are as follows:

Fiscal year	(in thousands)
2022 (Remaining 2 quarters)	3,180
2023	7,459
2024	5,355
2025	3,636
2026	2,550
Thereafter	2,105
Total lease payments	24,285
Less: amount representing interest	(2,501)
Total lease liabilities	$21,784

Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $6.5 million at July 2, 2022 and continued to be recorded in Other long-term liabilities on our Consolidated Balance Sheets.

Note 8 - Intangible Assets

In connection with our acquisition of Mirametrix, Inc. in November 2021, we recorded identifiable intangible assets during fiscal year 2021. On our Consolidated Balance Sheets at July 2, 2022 and January 1, 2022, Intangible assets, net are shown net of accumulated amortization of $138.1 million and $135.5 million, respectively. In prior years, we entered into license agreements for third-party technology and have recorded them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2022	2021	2022	2021
Research and development	$262	$223	$525	$421
Amortization of acquired intangible assets	870	603	2,039	1,206
	$1,132	$826	$2,564	$1,627

Note 9 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2022	2021	2022	2021
Cost of revenue	$890	$825	$1,825	$1,491
Research and development	4,691	3,969	9,536	6,736
Selling, general, and administrative	7,543	7,126	15,888	14,147
Total stock-based compensation	$13,124	$11,920	$27,249	$22,374

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

In the first six months of fiscal 2022, certain awards with a market condition or performance condition granted in prior fiscal years have vested. During the first quarter of fiscal 2022, the market condition for awards granted to certain executives in the first quarter of fiscal 2019 exceeded the 75th percentile of their TSR condition, and the third tranche of these awards vested at 200%. During the first quarter of fiscal 2022, the market condition for awards granted to certain executives in the first quarter of fiscal 2020 exceeded the 75th percentile of their TSR condition, and the first tranche of these awards vested at 250% or 200%, as applicable for the respective executive. During the first quarter of fiscal 2022, the fourth tranche of 40% of the base number of the awards with an EBITDA performance condition vested, as the Company had met the adjusted EBITDA performance criteria on a trailing four-quarter basis for two consecutive trailing four-quarter periods as of the end of the previous quarter. During the second quarter of fiscal 2022, the fifth and sixth tranches of 40% and 70%, respectively, of the base number of the awards with an EBITDA performance condition vested, as the Company had met the final two adjusted EBITDA performance criteria on a trailing four-quarter basis for two consecutive trailing four-quarter periods as of the end of the previous quarter.

For our awards with a market condition or a performance condition, we incurred stock compensation expense of approximately $6.0 million and $6.7 million in the second quarter of fiscal 2022 and 2021, respectively, and of approximately $12.9 million and $11.3 million in the first six months of fiscal 2022 and 2021, respectively, which is recorded as a component of total stock-based compensation.

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Total
Balance, January 1, 2022	1,246
Granted	183
Effect of vesting multiplier	516
Vested	(851)
Balance, July 2, 2022	1,094

Note 10 - Common Stock Repurchase Program

On November 8, 2021, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $100 million of outstanding common stock could be repurchased from time to time (the "2022 Repurchase Program"). The duration of the 2022 Repurchase Program is through the end of December 2022. Under the 2022 Repurchase Program during the second quarter of fiscal 2022, we repurchased 734,292 shares for $35.2 million, or an average price paid per share of $47.88. During the first six months of fiscal 2022, we have repurchased a total of 978,355 shares for $50.2 million, or an average price paid per share of $51.27. As of July 2, 2022, the remaining portion of the amount authorized for the 2022 Repurchase Program is approximately $40 million. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2022 Repurchase Program were retired by the end of the second quarter of 2022.

Note 11 - Income Taxes

We are subject to federal and state income tax as well as income tax in the foreign jurisdictions in which we operate. For the second quarter of fiscal 2022 and 2021, we recorded income tax expense of approximately $1.1 million and $0.6 million, respectively. For the first six months of fiscal 2022 and 2021, we recorded income tax expense of approximately $2.1 million and $1.6 million, respectively. Income taxes for the three- and six-month periods ended July 2, 2022 and July 3, 2021 represent tax at the federal, state, and foreign statutory tax rates in addition to withholding taxes, changes in uncertain tax positions, as well as other non-deductible items in foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rates for the three and six months ended July 2, 2022 and for the three and six months ended July 3, 2021 resulted primarily from U.S. valuation allowance, foreign withholding taxes, foreign rate differentials, and the discrete impacts of uncertain tax positions due to lapsing of the statute of limitations.

We updated our evaluation of the valuation allowance position in the United States through July 2, 2022 and concluded that we should continue to maintain a full valuation allowance against the net federal and state deferred tax assets. In making this evaluation, we exercised significant judgment and considered estimates about our ability to generate revenue and taxable profits sufficient to offset expenditures in future periods within the U.S. We will continue to evaluate both positive and negative evidence in future periods to determine if we will realize the net deferred tax assets. We do not have a valuation allowance in any foreign jurisdictions as we have concluded it is more likely than not that we will realize the net deferred tax assets in future periods.

Our liability recorded for uncertain tax positions (including penalties and interest) was $21.3 million and $21.6 million at July 2, 2022 and January 1, 2022, respectively, and is included as a component of Other long-term liabilities on our Consolidated Balance Sheets.

Note 12 - Contingencies

Legal Matters

On or about December 19, 2018, Steven A.W. De Jaray, Perienne De Jaray and Darrell R. Oswald (collectively, the “Plaintiffs”) commenced an action against the Company and several unnamed defendants in the Multnomah County Circuit Court of the State of Oregon, in connection with the sale of certain products by the Company to the Plaintiffs in or around 2008. The Plaintiffs allege that we violated The Lanham Act, engaged in negligence and fraud by failing to disclose to the Plaintiffs the export-controlled status of the subject parts. The Plaintiffs seek damages of $155 million to $268 million, treble damages, and other remedies. In January 2019, we removed the action to the United States District Court for the District of Oregon. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to the Company; however, we believe that these claims are without merit and intend to vigorously defend the action.

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

Impact of COVID-19 on our Business

The ongoing COVID-19 pandemic has caused, and may continue to cause, a global slowdown of economic activity (including the decrease in demand for certain goods and services), and volatility in and disruption to financial markets, labor markets, and supply chains. The severity, magnitude and duration of the ongoing COVID-19 pandemic and its economic consequences have been and continue to be uncertain, evolving and difficult to predict. The pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. We continue to take actions to safeguard the health and safety of our employees and our business. Furthermore, we continue to manage our cash position and liquidity needs in light of the evolving COVID-19 pandemic, and we have additional resources available under our Current Credit Agreement, if needed.

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

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Three Months Ended				Six Months Ended
	July 2,		July 3,		July 2,		July 3,
(In thousands)	2022		2021		2022		2021
Revenue	$161,372	100.0%	$125,905	100.0%	$311,887	100.0%	$241,621	100.0%

Gross margin	110,485	68.5	77,184	61.3	211,252	67.7	147,770	61.2

Research and development	33,613	20.8	27,454	21.8	66,168	21.2	51,520	21.3
Selling, general and, administrative	29,024	18.0	25,607	20.3	57,795	18.5	50,699	21.0
Amortization of acquired intangible assets	870	0.5	603	0.5	2,039	0.7	1,206	0.5
Restructuring charges	136	0.1	204	0.2	190	0.1	380	0.2
Acquisition related charges	56	0.0	—	—	511	0.2	—	—
Income from operations	$46,786	29.0%	$23,316	18.5%	$84,549	27.1%	$43,965	18.2%

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

The following are examples of end market applications for the periods presented:

Communications and Computing	Industrial and Automotive	Consumer	Licensing and Services
Wireless	Security and Surveillance	Cameras	IP Royalties
Wireline	Machine Vision	Displays	Adopter Fees
Data Backhaul	Industrial Automation	Wearables	IP Licenses
Server Computing	Robotics	Televisions	Patent Sales
Client Computing	Automotive	Home Theater
Data Storage	Drones

The composition of our revenue by end market is presented in the following table:

	Three Months Ended				Six Months Ended
	July 2,		July 3,		July 2,		July 3,
(In thousands)	2022		2021		2022		2021
Communications and Computing	$70,761	43.9%	$52,577	41.8%	$133,201	42.7%	$101,905	42.2%
Industrial and Automotive	74,455	46.1	57,439	45.6	144,090	46.2	107,184	44.3
Consumer	12,384	7.7	12,520	9.9	27,287	8.8	25,039	10.4
Licensing and Services	3,772	2.3	3,369	2.7	7,309	2.3	7,493	3.1
Total revenue	$161,372	100.0%	$125,905	100.0%	$311,887	100.0%	$241,621	100.0%

Revenue from the Communications and Computing end market increased by 35% for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 and increased by 31% for the first six months of fiscal 2022 compared to the first six months of fiscal 2021 primarily due to our key growth drivers in data center servers, client computing and 5G infrastructure.

Revenue from the Industrial and Automotive end market increased by 30% for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 and increased by 34% for the first six months of fiscal 2022 compared to the first six months of fiscal 2021 primarily due to strong customer adoption in a broad range of applications, including industrial automation and robotics. Growth in Automotive was driven by the adoption of new designs in advanced driver assistance ("ADAS") and infotainment applications.

Revenue from the Consumer end market decreased by 1% for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 primarily due to macroeconomic weakness in Consumer in the current quarter, and increased by 9% for the first six months of fiscal 2022 compared to the first six months of fiscal 2021 primarily due to increased demand for our products in Consumer end market applications over the year-to-date periods.

Revenue from the Licensing and services end market increased by 12% for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 and decreased by 2% for the first six months of fiscal 2022 compared to the first six months of fiscal 2021 primarily due to variability in royalties between the comparative periods.

Revenue by Geography

We assign revenue to geographies based on ship-to location of the customer.

The composition of our revenue by geography is presented in the following table:

	Three Months Ended				Six Months Ended
	July 2,		July 3,		July 2,		July 3,
(In thousands)	2022		2021		2022		2021
Asia	$118,720	73.6%	$96,455	76.6%	$227,472	72.9%	$184,845	76.5%
Americas	22,282	13.8	17,826	14.2	43,822	14.1	33,669	13.9
Europe	20,370	12.6	11,624	9.2	40,593	13.0	23,107	9.6
Total revenue	$161,372	100.0%	$125,905	100.0%	$311,887	100.0%	$241,621	100.0%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue, and the two distributor groups noted below individually accounted for more than 10% of our total revenue in the periods covered by this report.

The composition of our revenue by customer is presented in the following table:

	% of Total Revenue		% of Total Revenue
	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Weikeng Group	32.5%	34.1%	33.9%	36.4%
Arrow Electronics Inc.	28.7	24.3	28.6	25.1
Other distributors	27.9	29.9	27.0	25.4
All distributors	89.1	88.3	89.5	86.9
Direct customers	8.6	9.0	8.2	10.0
Licensing and services revenue	2.3	2.7	2.3	3.1
Total revenue	100.0%	100.0%	100.0%	100.0%

Gross Margin

The composition of our Gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2022	2021	2022	2021
Gross margin	$110,485	$77,184	$211,252	$147,770
Gross margin percentage	68.5%	61.3%	67.7%	61.2%
Product gross margin %	67.7%	60.2%	67.0%	59.9%
Licensing and services gross margin %	100.0%	100.0%	100.0%	100.0%

Gross margin, as a percentage of revenue, increased 720 basis points in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 and increased by 650 basis points in the first six months of fiscal 2022 compared to the first six months of fiscal 2021. Improved margins were driven by benefits from our pricing optimization and gross margin expansion strategy.

Because of its higher margin, the licensing and services portion of our overall revenue can have a disproportionate impact on Gross margin.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
(In thousands)	2022	2021	% change	2022	2021	% change
Research and development	$33,613	$27,454	22.4%	$66,168	$51,520	28.4%
Percentage of revenue	20.8%	21.8%		21.2%	21.3%

Research and development expense includes costs for compensation and benefits, stock compensation, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions. The increase in Research and development expense for the second quarter and first six months of fiscal 2022 compared to the second quarter and first six months of fiscal 2021 was due primarily to increased headcount-related costs as we continue to invest in the expansion of our product portfolio and the acceleration of our new product introduction cadence. We believe that a continued commitment to Research and development is essential to maintaining product leadership and providing innovative new product offerings and, therefore, we expect to continue to increase our investment in Research and development, particularly with expanded investment in the development of software solutions.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
(In thousands)	2022	2021	% change	2022	2021	% change
Selling, general, and administrative	$29,024	$25,607	13.3%	$57,795	$50,699	14.0%
Percentage of revenue	18.0%	20.3%		18.5%	21.0%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses. The increase in Selling, general, and administrative expense for the second quarter and first six months of fiscal 2022 compared to the second quarter and first six months of fiscal 2021 was due primarily to increased headcount-related costs to support ongoing customer growth.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
(In thousands)	2022	2021	% change	2022	2021	% change
Amortization of acquired intangible assets	$870	$603	44.3%	$2,039	$1,206	69.1%
Percentage of revenue	0.5%	0.5%		0.7%	0.5%

The increase in Amortization of acquired intangible assets for the second quarter and first six months of fiscal 2022 compared to the second quarter and first six months of fiscal 2021 is due to the amortization expense for new intangible assets added in the fourth quarter of fiscal 2021 through the acquisition of Mirametrix, Inc., partially offset by end of the amortization period during the first quarter of fiscal 2022 for acquired intangible assets from previous acquisitions.

Restructuring Charges

The composition of our Restructuring charges, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
(In thousands)	2022	2021	% change	2022	2021	% change
Restructuring charges	$136	$204	(33.3)%	$190	$380	(50.0)%
Percentage of revenue	0.1%	0.2%		0.1%	0.2%

Restructuring charges are comprised of expenses resulting from reductions in our worldwide workforce, consolidation of our facilities, removal of fixed assets from service, and cancellation of software contracts and engineering tools. Details of our restructuring plans and expenses incurred under them are discussed in "Note 6 - Restructuring" to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Restructuring charges decreased in the second quarter and first six months of fiscal 2022 compared to the second quarter and first six months of fiscal 2021, as we had no significant restructuring activity in the current year.

Acquisition Related Charges

The composition of our Acquisition related charges, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
(In thousands)	2022	2021	% change	2022	2021	% change
Acquisition related charges	$56	$—	100.0%	$511	$—	100.0%
Percentage of revenue	0.0%	—%		0.2%	—%

Acquisition related charges include legal and professional fees directly related to acquisitions. For the first quarter of fiscal 2022, Acquisition related charges were attributable to our acquisition of Mirametrix in November 2021 and were comprised primarily of professional services including legal and accounting fees.

Interest Expense

The composition of our Interest expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
(In thousands)	2022	2021	% change	2022	2021	% change
Interest expense	$(891)	$(702)	26.9%	$(1,599)	$(1,420)	12.6%
Percentage of revenue	(0.6)%	(0.6)%		(0.5)%	(0.6)%

Interest expense is primarily related to our long-term debt. This interest expense is comprised of contractual interest and amortization of original issue discount and debt issuance costs based on the effective interest method. The increase in Interest expense for the second quarter and first six months of fiscal 2022 compared to the second quarter and first six months of fiscal 2021 was driven by the increase in the effective interest rate on our long-term debt.

Other (Expense) Income, net

The composition of our Other (expense) income, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
(In thousands)	2022	2021	% change	2022	2021	% change
Other (expense) income, net	$(243)	$(135)	80.0%	$(265)	$(297)	(10.8)%
Percentage of revenue	(0.2)%	(0.1)%		(0.1)%	(0.1)%

The changes in Other (expense) income, net for the second quarter and first six months of fiscal 2022 compared to the second quarter and first six months of fiscal 2021 were due to the relative impact of higher foreign currency exchange losses and lower miscellaneous expenses in the comparative periods.

Income Taxes

The composition of our Income tax expense is presented in the following table:

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
(In thousands)	2022	2021	% change	2022	2021	% change
Income tax expense	$1,120	$641	74.7%	$2,075	$1,597	29.9%

Our Income tax expense is composed primarily of foreign income and withholding taxes, partially offset by benefits resulting from the release of uncertain tax positions due to statute of limitation expirations that occurred in the respective periods. The increase in tax expense in the second quarter and first six months of fiscal 2022 as compared to the second quarter and first six months of fiscal 2021 is primarily due to increased worldwide income.

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

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. As of July 2, 2022, we did not have significant long-term commitments for capital expenditures. For further information on our cash commitments for operating lease liabilities and required future principal payments on our long-term debt, see Note 7 - Leases and Note 5 - Long-Term Debt, respectively, under Part I, Item 1 of this report.

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

Cash and cash equivalents

(In thousands)	July 2, 2022	January 1, 2022	$ Change	% Change
Cash and cash equivalents	$117,882	$131,570	$(13,688)	(10.4)%

As of July 2, 2022, we had Cash and cash equivalents of $117.9 million, of which approximately $49.7 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of July 2, 2022, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in Cash and cash equivalents of $13.7 million between January 1, 2022 and July 2, 2022 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first six months of fiscal 2022 was $92.9 million compared to $70.7 million for the first six months of fiscal 2021. This increase of $22.2 million was primarily driven by an increase of $47.4 million provided by improved operating performance, partially offset by $25.2 million of net changes in working capital, primarily from cash used by accounts receivable and inventories. We are using cash provided by operating activities to fund our operations.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software and intellectual property licenses. Net cash used by investing activities in the first six months of fiscal 2022 was $14.3 million compared to $10.8 million in the first six months of fiscal 2021.

Financing activities — Financing cash flows consist primarily of activity on our long-term debt, proceeds from the exercise of options to acquire common stock, tax payments related to the net share settlement of restricted stock units, and repurchases of common stock. During the first six months of fiscal 2022, we paid required quarterly installments on our long-term debt totaling $8.8 million. Payments for tax withholdings on vesting of RSUs partially offset by employee exercises of stock options used net cash flows of $32.2 million in the first six months of fiscal 2022, an increase of approximately $22.2 million from the net $10.0 million used in the first six months of fiscal 2021. During the first six months of fiscal 2022, we also repurchased approximately 1.0 million shares of common stock for $50.2 million, as further discussed below under "Share Repurchase Program."

Accounts receivable, net

(In thousands)	July 2, 2022	January 1, 2022	Change	% Change
Accounts receivable, net	$93,380	$79,859	$13,521	16.9%
Days sales outstanding - Overall	53	51	2

Accounts receivable, net as of July 2, 2022 increased by approximately $13.5 million, or 17%, compared to January 1, 2022. This increase resulted primarily from higher revenue shipments in the second quarter of fiscal 2022 compared to the year-end period. We calculate Days Sales Outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	July 2, 2022	January 1, 2022	Change	% Change
Inventories	$77,478	$67,594	$9,884	14.6%
Days of inventory on hand	139	122	17

Inventories as of July 2, 2022 increased $9.9 million, or approximately 15%, compared to January 1, 2022 primarily to meet the increased demands of our customers.

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

As of July 2, 2022, we had no used or unused credit arrangements beyond the secured revolving loan facility described in the Current Credit Agreement.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We do not believe there has been any material impact to our internal controls over financial reporting notwithstanding that most of our employees are working remotely due to the COVID-19 pandemic. We continue to monitor and assess any potential impact of the COVID-19 pandemic on the design and operating effectiveness of our internal controls.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors associated with our business previously described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 ("2021 10-K"). There have been no material changes in the risk factors included in our 2021 10-K, and this report should be read in conjunction with the risk factors set forth in our 2021 10-K. If any of these risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected, and the trading price of our common stock could decline. These risk factors are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we may currently deem to be immaterial, including those discussed below, could materially adversely affect our business, financial condition, or operating results.

Worldwide political and economic conditions may create uncertainties that could adversely affect our business. For example, the continuing military conflict between Ukraine and Russia, as well as the financial and trade-related restrictions associated with Russia and Belarus and economic sanctions on certain individuals and entities in Russia and Belarus, may further disrupt global supply chains and could result in shortages of key materials that our suppliers and foundry partners require to satisfy our needs. Geopolitical tensions or conflicts may also create a heightened risk of cyberattacks. Furthermore, the ongoing COVID-19 pandemic and adverse macroeconomic conditions, such as rising inflation and labor shortages, may affect demand for our products or increase our product or labor costs, negatively impacting our revenues, gross margins, and overall financial results. Although such events have not significantly affected our business or operations, the ultimate impact is unknown and future developments could adversely affect our operating results and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On November 8, 2021, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $100.0 million of outstanding common stock could be repurchased from time to time (the "2022 Repurchase Program"). The duration of the 2022 Repurchase Program is through the end of December 2022. Under the 2022 Repurchase Program during the second quarter of fiscal 2022, we repurchased 734,292 shares for $35.2 million, or an average price paid per share of $47.88. All shares repurchased pursuant to the 2022 Repurchase Program were retired by the end of the second quarter of fiscal 2022.

The following table contains information regarding our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the second quarter of fiscal 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($M) (b)
April 3, 2022 through April 30, 2022	—	$—	—	$74.9
May 1, 2022 through May 28, 2022	639,274	$47.18	639,274	$44.7
May 29, 2022 through July 2, 2022	95,018	$52.62	95,018	$39.7
Total	734,292	$47.88	734,292	$39.7

(a)	All repurchases during the quarter were open-market transactions funded from available working capital made under the authorization from our board of directors to purchase up to $100.0 million of our common stock announced November 8, 2021.
(b)	As of July 2, 2022, this amount consisted of the remaining portion of the $100.0 million program authorized through the end of December 2022 that was announced November 8, 2021.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)

/s/ Sherri Luther
Sherri Luther
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 2, 2022