Form 10-K
period 2022-12-31
LATTICE SEMICONDUCTOR CORP
filed 2023-02-17
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

Aggregate market value of voting stock held by non-affiliates of the registrant as of July 2, 2022	$4,910,050,770
Number of shares of common stock outstanding as of February 13, 2023		137,382,419

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the 2023 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; future impacts of the ongoing COVID-19 pandemic, as well as other pandemics, epidemics, and other public health problems; future impacts of the ongoing military conflict between Ukraine and Russia and the outbreak of new, or expansion of current, military conflicts or terrorism; the impact of any continuing trade or travel restrictions on the export and import of products between the U.S. and China; the impact of any deterioration in relations between Taiwan and China, and other factors affecting military, political, or economic conditions in Taiwan or elsewhere in Asia; the impact of increased inflation; the effects of climate change and disruptive natural disasters on us, our suppliers, and our consumers, including as a result of actions by governments, businesses, and consumers in response; our business strategy; the impact of tariffs, trade sanctions, license requirements or similar actions on our suppliers and customers; our opportunities to increase our addressable market; our expectations and strategies regarding market trends and opportunities, including market segment drivers such as 5G infrastructure deployments, cloud and enterprise servers, client computing platforms, industrial Internet of Things, factory automation, automotive electronics, smart homes and prosumers; our beliefs about who we may compete with and whether we are differentiated from those competitors, as well as their potential capabilities; our expectations regarding our customer base and the impacts of our customers’ actions on our business; our expectations regarding both new and existing product offerings; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our future investments in research and development; our ability to take advantage of the process technology development efforts of semiconductor foundries and apply those technologies when they become most economically beneficial to us and to our customers; the impact of changing foundries or OSATs or their failure to manufacture sufficient quantities of our products at acceptable yields, as well as the impact of problems with other subcontractors or distributors; the impact if we are unable to detect product defects; the impact if our insurance proves to be inadequate to resolve claims against us; whether we will experience seasonality or cyclicality and the resulting effects on our business; our expectations about our patent portfolio, including the expiration of patents, whether, when and where we will make future filings, and the value of the patents and associated licensing agreements generally and to our business, as well as risks arising from the licensing and sale of our patents; our ability to attract and retain personnel and their importance to our performance; future financial results or accounting treatments; our judgments involved in accounting matters, including revenue recognition, inventories and cost of revenue, and income taxes; actions we may take regarding the design and continued effectiveness of our internal controls over financial reporting; our use of cash; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; the impact of our debt on our future operating and financial performance, as well as the impact if we breach a loan covenant; whether we will consider and act upon acquisition opportunities to extend our product, technology and product offerings and the impact of such opportunities on our business; our expectations regarding taxes, including unrecognized tax benefits, and tax adjustments and allowances; whether we will pursue future stock repurchases and how any future repurchases will be funded; the future price volatility of our stock and the effects of that volatility; our ability to prevent and respond to information technology system failures, security breaches and incidents, cyber-attacks or fraud; the impact of laws and regulations addressing privacy, data protection, and cybersecurity and our ability to comply with the same; our ability to comply with other laws and regulations, the costs of such compliance, and costs incurred if we fail to comply with such laws and regulations; and our beliefs regarding legal proceedings.

These forward-looking statements are based on estimates and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those statements expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include the effects of pandemics or widespread global health problems and the actions by governments, businesses, and individuals in response to the situation; global economic conditions and uncertainty, including as a result of trade-related restrictions or tariffs; the concentration of our sales in certain end markets, particularly as it relates to the concentration of our sales in the Asia Pacific region; market acceptance and demand for our existing and new products; market and technology trends; our ability to achieve yield and quality improvements; our ability to protect, license and sell our intellectual property; shortages or increased costs in our supply chain; any disruption of our distribution channels; the impact of competitive products and pricing, especially by companies with great resources than us; unanticipated warranty claims; the effect of any downturn in the economy on capital markets and credit markets; our failure to prevent or adequately respond to information technology system failures, security breaches and incidents, cyber-attacks, or fraud; physical and transition disruptions and costs associated with climate change; unanticipated taxation requirements or positions of the U.S. Internal Revenue Service or other taxing authority; unanticipated effects of tax reform; unfavorable results of legal proceedings; our ability to attract and retain key personnel; the sufficiency of our insurance coverage; the impact of our outstanding indebtedness on our strategic flexibility, liquidity and results of operations; inflationary pressures; the impact of strategic transactions; or unexpected impacts of accounting guidance. In addition, actual results are subject to other risks and uncertainties that relate more broadly to our overall business, including those more fully described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission ("SEC"), including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

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
●

With the expected continued Communications infrastructure build-out from 5G deployment and beyond, as well as continued datacenter network expansion, Lattice solutions are being adopted to control and connect a variety of functions in critical systems.

●

With the increase in electrification and the proliferation of sensors in smart factories, smart homes, and automobiles, our low power, small form factor solutions are ideal for everything from battery powered systems and sensor applications to embedded vision.

●

With the increase in artificial intelligence ("AI") and a multitude of applications at the network edge, Lattice devices support applications like face detection, image recognition, and video analytics.

●	With the demand for more hardware security in the Communications, Computing, Industrial, Automotive, and Consumer markets, our devices provide enhanced platform security.

To serve these emerging needs, customer solutions require power efficiency, memory bandwidth, processing power, and the ability to integrate complex functionality into a highly compact footprint. These requirements align with the capabilities of our FPGA devices. Our flexible, low power, small form factor, performance optimized FPGAs put us in a unique position to meet these growing market needs.

Our Markets and Customers

We sell our products globally in three end market groups: Communications and Computing, Industrial and Automotive, and Consumer. We also provide Intellectual Property ("IP") licensing and services to these end markets.

In the Communications and Computing Market, our solutions play key roles in computing systems such as servers and client devices, 5G wireless infrastructure, switches, routers, and other related applications.

Our Communications and Computing customers need to address a variety of challenges.

●	As client compute devices become smaller and smarter, there is a need for small form factor devices with power efficiency to interface with a variety of sensors and add intelligence.
●	As server architectures become increasingly complex, customers need simplified control logic, enhanced hardware platform security, system status monitoring, and rigorous power and thermal management.
●	Networks typically require progressively higher bandwidth and increased reliability as more data is demanded by connected devices.
●	As wireless cellular sites become more compact, there is a growing requirement for smaller form factors optimized for low power consumption and thermal management.

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

●

Automobiles and other forms of transportation are also becoming smarter and more connected. Drivers and passengers are demanding better in-cabin experiences including entertainment, diagnostics, and enhanced safety — often involving multiple displays, cameras, and sensors.

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

In the Consumer Market, you can find our solutions making products smarter and smaller, including smart home devices, prosumer devices, sound bars, high end projectors, Augmented Reality ("AR") / Virtual Reality ("VR"), and wearables.

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

Lattice FPGAs bring multiple benefits to these customers. An FPGA’s parallel architecture enables faster processing than competing devices, such as microcontrollers, allowing for a user experience with shorter pauses and fewer delays. Our FPGAs are among the most power efficient in the industry, enabling the application processor and other high-power components to remain dormant longer, resulting in longer battery life. Finally, with some of the industry’s smallest packages, we enable thinner and more compact end products.

Our proprietary solutions help our customers get their products to market faster than typical development cycles of custom ASICs. With re-programmability and flexibility, our FPGAs inherently allow our customers to have quicker product development. The time-to-market advantages of Lattice's solutions are critical given the shorter product life cycles in our customers’ end markets.

Our Products, Services, and Competition

We are focused on delivering FPGAs and related solutions to help solve our customers' problems. We also serve our customers with IP licensing and various other services.

Field Programmable Gate Arrays (“FPGAs”)

FPGAs are regular arrays of logic that can be custom-configured by the user through software. This programmability allows our customers flexibility and reduced time to market while allowing us to offer the chips to many different customers in many different markets. Lattice FPGA product families include:

●

The Lattice Avant™, Certus™ and LatticeECP™ device families are our “General Purpose FPGAs” and address a broad range of applications across multiple markets. They offer customers the optimal cost per gate, Digital Signal Processing ("DSP") capability, and Serialize-Deserialize ("SERDES") connectivity. ECP devices are optimized for the Communications and Computing market but also find significant use in the Industrial, Automotive, and Consumer markets. The latest introduction in our general purpose family, Lattice Avant-E™ FPGAs, are designed to solve key customer challenges at the Edge by combining class-leading power efficiency, size and performance with an optimized feature set tailored to the needs of mid-range FPGA Edge applications like data processing and AI.

●

The Lattice Mach™ device family are our “Control & Security FPGAs” and are designed for platform management and security applications. They are control-oriented and offer optimized cost per I/O and cost per look-up table. Mach™ FPGAs are widely used across our three end market groups: Communications and Computing, Industrial and Automotive, and Consumer. Lattice MachXO5™-NX family, the fifth device built on the award-winning Lattice Nexus™ platform are our latest addition to the Mach™ FPGA family, enabling the latest generation of secure control through increased logic and memory resources, robust 3.3 V I/O support, and a differentiated security feature set.

●	The Lattice iCE™ device family are our “Ultra Low Power FPGAs.” Their small size and ultra-low power make them the optimal products for each of our core segments where small form factor and customizing is required. The latest member of the family, the iCE40 UltraPlus™ device, is focused on IoT Edge devices with its AI capabilities, low power, and small form factor.
●

The Lattice CrossLink™ device family are our "Video Connectivity FPGAs" and are optimized for high-speed video and sensor applications. CrossLink combines the power and speed benefits of hardened video camera and display bridging cores with the flexibility of FPGA fabric. Lattice CrossLinkPlus™ devices provide users with instant-on capabilities for video display. Lattice CrossLink-NX™ FPGAs, built on the Lattice Nexus platform, provide the lowest power in the smallest packages in its class, higher performance, and high reliability. These products are designed for Computing, Industrial, Automotive, and Consumer markets, but also find use in Communications.

To enable our customers to get to market faster we support our FPGAs with IP cores, reference designs, development kits, and design software. We are investing in our design software, such as Lattice Radiant™, to deliver best-in-class tools that enable predictable design convergence, and Lattice Propel™ for unparalleled ease in creating embedded processor-based designs. We have developed integrated system-level solution stacks, such as Lattice ORAN™ for robust control data security, flexible fronthaul synchronization, and low power hardware acceleration for secure, adaptable, Open Radio Access Network (ORAN) deployment, as well as Lattice sensAI™ for Edge AI applications, Lattice mVision™ for low power embedded vision, Lattice Sentry™ for implementing hardware security, and Lattice Automate™ for industrial automation and robotics. We combine all of these elements to solve specific customer problems such as the need to quickly implement low power AI inferencing in Edge applications. Further, we have application software such as Glance by Mirametrix™ that allows users to control the AI and computer vision experience of their end systems.

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

●

Patent Monetization - we consider sales of certain patents from our portfolio generally for technology that we are no longer actively developing. The revenue from these sales generally consists of upfront payments and potential future royalties.

●	IP Services - we undergo projects and design services for customers who wish to develop specific solutions that harness our proven technology and expertise.

Research and Development

We place a substantial emphasis on new product development, where return on investment is the key driver. We believe that continued investment in research and development is required to maintain and improve our competitive position. Our research and development activities are focused on new proprietary products, advanced packaging, existing product enhancements, software development tools, soft IP cores, and application focused hardware and software solutions. These research and development activities occur primarily at our sites in Hillsboro, Oregon; San Jose, California; Montreal, Canada; Shanghai, China; Muntinlupa City, Philippines; and Penang, Malaysia.

We believe that a continued commitment to research and development is essential to maintaining product leadership and providing a strong cadence of innovative new product offerings and, therefore, we expect to continue to make significant future investments in research and development.

Operations

We operate primarily as a fabless semiconductor provider and, therefore, we maintain strategic relationships with large, established semiconductor foundries to source our finished silicon wafers and manufacture our silicon products. This strategy allows us to focus our internal resources on product and market development and eliminate the fixed cost of owning and operating manufacturing facilities. We are able to take advantage of the ongoing advanced process technology development efforts of semiconductor foundries and apply those technologies when they become most economically beneficial to us and to our customers.

We rely on third party vendors to provide cost-effective and efficient supply chain services. Among other activities, these outsourced services relate to direct sales logistics, which include order fulfillment, inventory management and warehousing, and the shipment of inventory to third party distributors.

Wafer Fabrication

Lattice partners with Taiwan Semiconductor Manufacturing Company ("TSMC") to develop and manufacture on 16nm technology, which is used in our Avant platform of FPGA products, and to manufacture our 350nm, 130nm, 55nm and 40nm products. We partner with Samsung Semiconductor ("Samsung") to develop and manufacture the first low-power FPGA on 28nm fully depleted silicon-on-insulator ("FD-SOI") technology, which is used in our Nexus platform of FPGA products. We partner with United Microelectronics Corporation ("UMC") and its subsidiary United Semiconductor Japan Corporation ("USJC") to manufacture our products on its 130nm, 90nm, 65nm, and 40nm CMOS process technologies, as well as embedded flash memory in these process nodes. We partner with Seiko Epson ("Epson") to manufacture our 500nm, 350nm, 250nm and 180nm products.

We source silicon wafers from our foundry partners, TSMC, Samsung, UMC, USJC, and Epson, pursuant to agreements with each company and their respective affiliates. We negotiate wafer volumes, prices, and other terms with our foundry partners and their respective affiliates on a periodic basis.

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

In fiscal years 2022, 2021, and 2020, sales to distributors accounted for approximately 89%, 87%, and 83%, respectively, of our net revenue. We depend on our distributors to sell our products to end customers, complete order fulfillment, and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. We have multiple global distributors. We also have regional distribution in Asia, Japan, Europe, and Israel, and we sell through three major on-line distributors. Revenue from foreign sales as a percentage of total revenue was 86%, 88%, and 89% for fiscal 2022, 2021, and 2020, respectively. We assign revenue to geographies based on ship-to location of our customers. Both foreign and domestic sales are denominated in U.S. dollars.

Backlog

Our backlog consists of orders from distributors and certain OEMs that generally require delivery within the next year. Historically, our backlog has not been a predictor of future sales or customer demand for the following reasons:

●	Purchase orders, consistent with common industry practices, generally can be revised or canceled up to 60 days before the scheduled delivery date without significant penalty.
●	A portion of our revenue comes from our "turns business," where the product is ordered and delivered within the same quarter.

Seasonality

We periodically experience variability in our sales volumes and financial results due to seasonal trends in the end markets we serve, the cyclical nature of the semiconductor industry, and general economic conditions.

IP, Patents, and Licensing

We seek to protect our products, technologies, and IP primarily through patents, trade secrets, copyrights, trademark registrations, licensing restrictions, confidentiality agreements, and other approaches designed to protect proprietary information. We hold numerous United States and international patents and have patent applications pending in the United States and internationally. In addition to protecting innovations designed into our products, our ownership and maintenance of patents is an important factor in the determination of our share of the royalties from the implementation of the HDMI standard. Our current patents will expire at various times over the next 20 years, subject to our payment of periodic maintenance fees. We believe that our patents have value, and we expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. We have acquired various licenses from third parties to certain technologies that are implemented in IP cores or embedded in our products. These licenses support our continuing ability to make and sell these products to our customers. While our various IP rights are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses.

Human Capital Management

We provide a safe and positive work environment that emphasizes respect for individuals, ethical conduct, and learning and development that is facilitated by a direct employee engagement model. The health and safety of our employees is of utmost importance to us. We have aligned to local COVID-19 guidance to return to normal operations while maintaining actions to safeguard the health and well-being of our employees and our business. Recognizing and respecting our global presence, we strive to maintain a diverse and inclusive workforce everywhere we operate. As of December 31, 2022, we had 949 employees worldwide.

We believe our employees are the foundation of our success and that our future growth depends, in part, on our ability to continue to attract and retain key executive, technical, sales, and management personnel. Due to our growth and cadence of new product introductions we are particularly focused on highly skilled engineers involved in the design, development, and support of new and existing products and processes. In order for us to attract the best talent, we provide a collaborative, diverse, inclusive, and innovative work environment, competitive compensation, and recognition to give our employees the opportunity to grow. We are focused on developing diverse teams and continuing to build an inclusive culture that inspires leadership, encourages innovative thinking, and supports the development and advancement of all.

Our human capital management objectives include identifying, recruiting, incentivizing, and integrating our existing and future employees. We strive to attract and retain talented employees by offering competitive compensation and benefits that support their health, financial, and emotional well-being. Our compensation philosophy is based on rewarding each employee’s individual and team contributions and striving to achieve equal pay for equal work. We use a combination of fixed and variable pay including base salary, bonuses, performance awards, and stock-based compensation. The principal purposes of our equity incentive plans are to attract, retain, and motivate employees through the granting of stock-based compensation awards. We offer employees benefits that vary by country and are designed to address local laws and cultures and to be competitive in the marketplace.

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

Our Investor Relations website also provides notifications of news or announcements regarding our financial performance and other items that may be material or of interest to our investors and for complying with our disclosure obligations under Regulation FD, including SEC filings, press releases, earnings releases, and webcasts of our earnings calls. Further, corporate governance information, including our corporate governance policies, director code of ethics, code of conduct, board committee charters, conflict minerals report and conflict minerals policy, is also available on the investor relations section of our website.

The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

ITEM 1A. Risk Factors

The following risk factors and all of the other information included in this Annual Report on Form 10-K should be carefully considered in their entirety before making an investment decision relating to our common stock. If any of the risks described below occur, our business, financial condition, operating results, and cash flows could be materially adversely affected, and the trading price of our common stock could decline. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. Effects from global health, business, or political events, and the related impacts to economic and operating conditions, may further affect the volatility or degree of known and unknown risks.

Risk Factor Summary

Factors Related to Economic, Legal, Regulatory & Political Business Conditions

●	Economic, legal, regulatory, political, and business conditions related to our global business.
●	The impact of tariffs, trade sanctions or similar actions on our business.
●	The impact of pandemics or widespread global health problems on our business.

Factors Related to Manufacturing our Products

●	Geopolitical exposure of our subcontractors that we rely on to supply silicon wafers, packaging, and testing to manufacture our semiconductor products.
●	Our achievement of continued yield and quality improvements to meet our internal cost and customer quality goals, and the potential impact of shortages in, or increased costs of, wafers and other materials.
●	Potential warranty claims and other costs related to our products.

Factors Related to Intellectual Property and Litigation

●	Fluctuations in our revenue and margins caused by the intellectual property licensing component of our business strategy.
●	Material fluctuations in our revenue and gross margins caused by intermittent sales of patents and significant licensing transactions.
●	The impact of actual and potential litigation and unfavorable results of legal proceedings on our business.
●	Variability in our share of royalties for the HDMI standard as a result of our evolving participation in the HDMI standard.
●	Our ability to protect our new and existing intellectual property rights.

Factors Related to Overall Business & Operations

●	Proper functioning of our information technology systems, including in response to data breaches, cyber-attacks, or cyber-fraud.
●	The impact of climate change on our business.
●	Goodwill impairments and other impairments under U.S. GAAP that may impact our business.
●	Changes to financial accounting standards applicable to us and any related changes to our business practices.
●	Exposure to unanticipated tax consequences as a result of changes in effective tax rates, tax laws and our global organizational structure and operations.
●	Weakness in our internal control over financial reporting and business processes.
●	Our ability to compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel.
●	Our failure to adequately foresee and insure against risks related to our business.
●	Limitations to our flexibility caused by our outstanding indebtedness.

Factors Related to Our Markets and Product Development

●	Cyclical market patterns and potential downturns in our industry or our end markets.
●	Our ability to develop and introduce new products that achieve customer and market acceptance.
●	Competition with companies that have significantly greater resources than us and numerous other product solutions.
●	Our reliance on independent contractors and third parties to provide key services in our product development and operations.

Factors Related to Our Sales and Revenue

●	Our dependence on our distributors and a concentrated group of end customers.
●	Fluctuations in and the unpredictability of our business and our sales cycles.
●	Accounting requirements related to sales through our distribution channel.

General Risk Factors

●	Our operations are subject to the effects of rising inflation and recessionary concerns.
●	Disruptions to our worldwide operations and supply chain due to natural or human-induced disasters.
●	The trading price of our common stock has been and may continue to be subject to volatility.
●	Disruption in and impacts of acquisitions, divestitures, strategic investments and strategic partnerships on our business.

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

Worldwide political and economic conditions may create uncertainties that could adversely affect our business. For example, the continuing military conflict between Ukraine and Russia, as well as the financial and trade-related restrictions associated with Russia and Belarus and economic sanctions on certain individuals and entities in Russia and Belarus, may further disrupt global supply chains and could result in shortages of key materials that our suppliers and foundry partners require to satisfy our needs. Additionally, the U.S. government announced new controls regarding semiconductor- and supercomputer-related products and new restrictions affecting U.S. persons’ ability to send certain chips and chip-related technology and software to China without an export license. These controls may also impact the global supply chain and could result in shortages of key materials that our suppliers and foundry partners require to satisfy our needs. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan or elsewhere in Asia, could adversely impact our third-party manufacturing partners and suppliers located in the region, which could disrupt our business operations. Countries in Europe and Asia have proposed, or recently adopted, significant increases in their military budgets and the outbreak of new, or expansion of current, military conflicts could adversely affect our business. Furthermore, adverse macroeconomic conditions, such as rising inflation and labor shortages, may affect demand for our products or increase our product or labor costs, negatively impacting our revenues, gross margins, and overall financial results.

Our domestic and international business activities are subject to economic, political and regulatory risks, including: increased inflation; volatility in financial markets; fluctuations in consumer liquidity; changes in interest rates; price increases for materials and components; trade barriers or changes in trade policies; political instability; acts of war or terrorism; natural disasters; economic sanctions; weak economic conditions; environmental regulations; labor regulations; disruptions to labor markets; import and export regulations; tax or freight rates; duties; trade restrictions; interruptions in transportation or infrastructure; anti-corruption laws; domestic and foreign governmental regulations; potential vulnerability of and reduced protection for intellectual property; disruptions or delays in production or shipments; and instability or fluctuations in currency exchange rates, any of which could lead to decreased demand for our products or a change in our results of operation. Although our business has not been materially impacted by supply chain constraints, inflation, or labor market disruptions, events outside of our control could have a material adverse impact on our business, operating results, and financial condition in the future. Uncertainty about future political and economic conditions makes forecasting demand and providing guidance difficult. Accordingly, our expectations are subject to change without warning and investors are cautioned not to place undue reliance on them.

If we fail to comply with the many laws and regulations to which we are subject, both within the United States and internationally, we may be subject to significant fines, penalties or liabilities for noncompliance, which could harm our business and financial results. For example, effective May 2018, the European Union adopted the General Data Protection Regulation (“GDPR”), which established new requirements regarding the handling of personal data and non-compliance monetary penalties of up to the higher of 20 million Euros or 4% of worldwide revenue. Effective January 2020, California adopted the California Consumer Privacy Act (“CCPA”), which imposes significant fines and penalties for violations. Additionally, the California Privacy Rights Act, which extends and expands the CCPA, became effective January 2023. Other states in the United States have proposed, and in certain cases enacted, legislation similar to the CCPA. Other countries outside of the European Union, including the United Kingdom, China, and Brazil, also have enacted robust legislation addressing privacy, data protection, and cybersecurity and providing for substantial penalties for noncompliance. We anticipate that our efforts to comply with evolving laws and regulations addressing privacy, data protection, and cybersecurity will be a rigorous and time-intensive process that may increase our cost of doing business and may require us to change our policies and practices. Additionally, as a public company, we are subject to the requirements of federal securities laws, requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the Nasdaq Stock Market. Noncompliance with these requirements could result in penalties, fines, liabilities, or reputational harm, which could harm our business or financial results.

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

Our customers or suppliers could also become subject to U.S. regulatory scrutiny or export restrictions. For example, in 2019 the U.S. Justice Department filed criminal charges against one of our customers in China and imposed a licensing requirement on this customer with a policy of denial for some items, which has limited our ability to do business with this customer. In 2020, the U.S. imposed additional regulatory restrictions on the sale of U.S. controlled technology to customers in China, including establishing additional licensing requirements for the sale of U.S.-originated technology for certain applications or to companies that participate in the Chinese national security supply chain and limiting the fabrication of devices for certain Chinese companies where U.S. technology is involved in the fabrication process. Furthermore, in August 2020 the U.S. established additional licensing requirements for one of our China customers and its affiliates that limit any sales of products to that customer or for that customer’s products absent a license. The U.S. government may add additional Chinese companies to its restricted entity list or impose additional licensing requirements that we may be unable to meet in a timely manner or at all. Additionally, in October 2022 the U.S. government announced new controls regarding semiconductor- and supercomputer-related products and new restrictions affecting U.S. persons’ ability to send certain chips and chip-related technology and software to China without an export license, which may impact the global supply chain and could negatively affect our business.

Where license requirements are imposed, there can be no assurance that the U.S. government will grant licenses to permit the continuation of business with these customers. Future sanctions similar to those imposed in the past and to those recently imposed could adversely affect our ability to earn revenue from these and similar customers. In addition, the imposition of sanctions or other restrictions on customers in China may cause those customers to seek domestic alternatives to our products and those of other United States semiconductor companies. Further, the Chinese government has developed an unreliable entity list, which limits the ability of companies on the list to engage in business with Chinese customers. We cannot predict what impact these and future actions, sanctions or criminal charges could have on our customers or suppliers, and therefore our business. If any of our other customers or suppliers become subject to sanctions or other regulatory scrutiny, if our customers are affected by tariffs or other government trade restrictions, or if we become subject to retaliatory regulatory measures, our business and financial condition could be adversely affected.

Pandemics or other widespread public health problems could adversely affect our business, results of operations, and financial condition in a material way.

Pandemics, epidemics or other widespread public health problems, such as the ongoing COVID-19 pandemic, could negatively impact our business. Outbreaks have, and could again, result in significant government measures to control the spread of disease, including, among others, restrictions on travel, manufacturing, and the movement of employees. If, for example, pandemics were to occur in ways that significantly disrupt the manufacture, shipment, and buying patterns of our products or the products of our customers, this may materially negatively impact our operating results, including revenue, gross margins, operating margins, cash flows and other operating results, and our overall business. Disruptions to manufacturing and shipping could also constrain our supplies, leading to operational delays, disruptions and inflationary pressures. Our customers may also experience closures of their manufacturing facilities or inability to obtain other components, either of which could negatively impact demand for our solutions.

For example, the spread and impact of the COVID-19 pandemic throughout Asia and other jurisdictions in which we operate continues to fluctuate and its impacts remain uncertain. The majority of our products are manufactured, assembled, and tested by third parties in Asia. In addition, we also have other operations in China, the Philippines, and the United States. We rely on third party vendors for certain logistics and shipping operations throughout the world, including in Malaysia, Singapore, South Korea, Japan, and Taiwan. Recently, China relaxed government restrictions related to controlling the spread of COVID-19, which may result in disruptions to our manufacturing, supply chain and operations.

The ultimate impact of a pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business, and individuals’ responses; general economic uncertainty in key global markets; volatility in financial markets, labor markets, and supply chains; global economic conditions and levels of economic growth; and the pace of recovery when the pandemic subsides. Pandemics may negatively impact the overall economy and, as a result of the foregoing, could negatively impact our operating results and may do so in a material way. In particular, pandemics or other widespread public health problems may increase or change the severity of our other risks reported in this Annual Report on Form 10-K.

Factors Related to Manufacturing our Products

We rely on subcontractors to supply and fabricate silicon wafers and to perform assembly and test operations for our semiconductor products. If they are unable to do so on a timely and cost-effective basis in sufficient quantities and using competitive technologies, we may incur significant costs or delays.

We rely on foundries in Japan, Korea and Taiwan to supply and fabricate silicon wafers for our semiconductor products, including Taiwan Semiconductor Manufacturing, Samsung Semiconductor, United Microelectronics Corporation, and Seiko Epson. We rely on our OSATs in Malaysia, Taiwan and Japan to support the packaging and test of our products, including Advanced Semiconductor Engineering and Amkor Technology.  Our success is dependent upon our ability to successfully partner with our foundry and OSAT suppliers and their ability to produce wafers and finished semiconductor products with competitive prices and performance attributes, including smaller process geometries, which ability may be impacted by labor market disruptions and rising inflation. Establishing, maintaining and managing multiple foundry and OSAT relationships requires the investment of management resources and costs.

If we fail to maintain our foundry and OSAT relationships, if these partners do not provide facilities and support for our development efforts, if they are insolvent or experience financial difficulty, if their operations are interrupted by the ongoing COVID-19 pandemic, or if we elect or are required to change foundries or OSATs, we may incur significant costs and delays. If our foundry or OSAT partners are unable to, or do not, manufacture sufficient quantities of our products at acceptable yields, we may be required to allocate the affected products among our customers, prematurely limit or discontinue the sales of certain products, or incur significant costs to transfer products to other foundries or OSATs, which could adversely affect our customer relationships and operating results.

Our margins are dependent on our achieving continued yield and quality improvements, cost reductions, and the supply and cost of wafers and materials.

We rely on obtaining yield, quality, productivity, and logistic improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining acceptable margins. To the extent that such cost reductions and new product introductions do not occur in a timely manner, because of inflation, increases in personnel costs, employee turnover, or other factors, or that our products do not achieve market acceptance or market acceptance at acceptable pricing, our margins, operating results, and financial condition could be materially adversely affected.

Furthermore, worldwide manufacturing capacity for our products may be impacted by many factors which may impact availability and cost. If the demand for silicon wafers or assembly material exceeds market supply, or if suppliers increase prices to cover the cost of rising inflation, our supply of silicon wafers or assembly material could quickly become limited or prohibitively expensive. A shortage in manufacturing capacity could hinder our ability to meet product demand and therefore reduce our revenue. Silicon wafers constitute a material portion of our product cost, and if we are unable to purchase wafers at favorable prices, due to supply constraints, inflation, or other factors, our margins, results of operations, and financial condition may be adversely affected.

We may be subject to warranty claims and other costs related to our products.

In general, we warrant our products for varying lengths of time against non-conformance to our specifications and certain other defects. Because our products, including hardware, software, and intellectual property cores, are highly complex and increasingly incorporate advanced technology, our quality assurance programs may not detect all defects, whether these are specific manufacturing defects affecting individual products or these are systemic defects that could affect numerous shipments. Our inability to detect a defect could result in a diversion of our engineering resources from product development efforts, increased engineering expenses to remediate the defect, and increased costs due to customer accommodation or inventory impairment charges. On occasion, we have also repaired or replaced certain components, made software fixes, or refunded the purchase price or license fee paid by our customers due to product or software defects. Our insurance may be inadequate to protect against these issues. If there are significant product defects, the costs to remediate such defects, net of reimbursed amounts from our vendors, if any, or to resolve warranty claims may adversely affect our financial condition and results of operations and may harm our reputation.

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

From time to time, we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims may not yet be resolved, including but not limited to any that are discussed under Note 15 - Contingencies to our Consolidated Financial Statements in Part II, Item 8 of this report, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit or outcome, claims or litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters or enter into a material settlement, we may be faced with significant monetary damages or injunctive relief against us that could materially and adversely affect our financial condition and operating results and certain portions of our business.

Our participation in the HDMI standard is evolving, and our share of adopter fees and royalties for the HDMI standard is subject to variability.

We share HDMI royalties with the other HDMI Founders based on an allocation formula, which is reviewed generally every three years. In the fourth quarter of fiscal 2019, the HDMI Founders adopted a new agreement covering the five-year period beginning January 1, 2018. The HDMI Founders are currently negotiating a new agreement covering the next sharing period beginning January 1, 2023. The amount of our portion of the royalty allocation is dependent on the royalties generated by adopter sales of royalty-bearing HDMI technology, which are subject to variability in economic trends particularly in the market for consumer electronics.

If we are unable to adequately protect our new and existing intellectual property rights globally, our financial results and our ability to compete effectively may suffer.

Our success depends in part on our proprietary technology and we rely upon patent, copyright, trade secret, mask work, and trademark laws to protect our intellectual property globally. We intend to continue to protect our proprietary technology, however, we may be unsuccessful in asserting our intellectual property rights or such rights may be invalidated, violated, circumvented, or challenged. From time to time, third parties, including our competitors, have asserted against us patent, copyright, and other intellectual property rights to technologies that are important to us. Third parties may attempt to misappropriate our intellectual property through electronic or other means or assert infringement claims against us in the future. Such assertions by third parties may result in costly litigation, indemnity claims, or other legal actions, and we may not prevail in such matters or be able to license any valid and infringed patents from third parties on commercially reasonable terms. This could result in the loss of our ability to import and sell our products or require us to pay costly royalties to third parties in connection with sales of our products. Any infringement claim, indemnification claim, or impairment or loss of use of our intellectual property could materially adversely affect our financial condition and results of operations.

Factors Related to Overall Business & Operations

Our business depends on the proper functioning of information technology systems. A failure of these systems, data breaches, cyber-attacks, or cyber-fraud may cause business disruptions, compromise our intellectual property or other sensitive information, or result in losses.

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

We maintain sensitive data on our networks and on the networks of our business partners and third-party providers, including proprietary and confidential information relating to our intellectual property, personnel, and business, and that of our customers and third-party providers. Companies have been increasingly subject to a wide variety of security incidents, cyber-attacks, hacking, phishing, malware, ransomware, and other attempts to gain unauthorized access to systems or data, or to engage in fraudulent behavior. Cyber-attacks have become more prevalent, sophisticated and much harder to detect and defend against and it is often difficult to anticipate or detect such incidents on a timely basis and to assess the damage caused by them. In addition, our agreements with third-party providers, including but not limited to the liability limitations and insurance provisions contained in such agreements, may be inadequate to cover the liability, if any, associated with any security breaches. Increasing geopolitical tensions or conflicts have also created, and may continue to create, a heightened risk of cyberattacks. Our policies and security measures cannot guarantee security, and our information technology infrastructure, including our networks and systems, may be vulnerable to security breaches and incidents, cyber-attacks, or fraud. In the past, third parties have attempted to penetrate and/or infect our network and systems with malicious software and phishing attacks in an effort to gain access to our network and systems. In addition, we are subject to the risk of third parties falsifying invoices and similar fraud, frequently by obtaining unauthorized access to our vendors’ and business partners’ networks.

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

Climate change may have a long-term impact on our business.

Climate-related risks are inherent wherever our business is conducted. Global climate change is causing, and is projected to continue to cause, an increase in the frequency and intensity of certain natural disasters and adverse weather, such as drought, wildfires, storms, sea-level rise, flooding, heat waves, and cold waves, occurring more frequently or with greater intensity. Such extreme events are driving changes in market dynamics, stakeholder expectations, and local, national and international climate change policies and regulations, any of which could result in disruptions to us, our suppliers, vendors, customers and logistics hubs, and may impact employees’ abilities to commute or to work from home effectively. These disruptions could make it more difficult and costly for us to deliver our products and services, obtain components or other supplies through our supply chain, maintain, or resume operations or perform other critical corporate functions, and could reduce customer demand for our products and services.

The increasing concern over climate change could also result in transition risks such as shifting customer preferences and increased regulatory requirements. Changing customer preferences may result in increased expectations regarding our solutions, products, and services, including the use of packaging materials and other components in our products and their environmental impact. These expectations may cause us to incur additional costs or make other changes to our operations to respond to them, which could adversely affect our financial results. If we fail to manage transition risks and customer expectations in an effective manner, customer demand for our solutions, products, and services could diminish, and our profitability could suffer. Concerns over climate change, as well as the adoption of new laws or regulations, may also impact market dynamics and may result in shifts in customer expectations, preferences, or requirements, which may require us to change our practices or incur increased costs or adversely impact customer demand for our products and services.

Additionally, concerns over climate change have resulted in, and are expected to continue to result in, the adoption of legal and regulatory requirements designed to address climate change, as well as legal and regulatory requirements requiring certain climate-related disclosures. Where new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. Climate change also may reduce the availability or increase the cost of insurance for these negative impacts of natural disasters by contributing to an increase in the incidence and severity of such natural disasters. Ultimately, the impacts of climate change, whether involving physical risks (such as disruptions resulting from climate-related events or rising sea levels) or transition risks (such as regulatory changes, changes in market dynamics or increased operating costs, including the cost of insurance) are expected to be widespread and unpredictable and may materially adversely affect our business and financial results.

We regularly test for goodwill and other impairments as required under U.S. GAAP, and we may incur future impairments.

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and to test goodwill and long-lived assets, including amortizable intangible assets, for impairment at any other time that circumstances arise indicating the carrying value may not be recoverable. For purposes of testing goodwill for impairment, the Company currently operates as one reporting unit: the core Lattice business, which includes intellectual property and semiconductor devices. There were no impairment charges to goodwill or amortizable intangible assets in fiscal years 2022, 2021, or 2020. There is no certainty that future impairment tests will indicate that goodwill or amortizable intangible assets will be deemed recoverable. As we continue to review our business operations and test for impairment or in connection with possible sales of assets, we may have impairment charges in the future, which may be material.

Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices.

We prepare our consolidated financial statements to conform to generally accepted accounting principles in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create accounting rules and regulations. Changes in these rules have occurred in the past and future changes to these rules, or in the guidance relating to interpretation and adoption of the rules, could have a material effect on our financial results and could affect portions of our business differently. Accounting standards also require us to make estimates and assumptions in connection with the preparation of our financial statements, and any changes to those estimates and assumptions could adversely affect our results of operations, cash flows and financial condition.

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

We also may be impacted by changes in the tax laws of the United States and foreign jurisdictions. President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”) on August 16, 2022 and the CHIPS and Science Act of 2022 on August 9, 2022. These laws implement new tax provisions, including a 1% excise tax on certain stock repurchases made by publicly traded corporations after December 31, 2022, and provide for various incentives and tax credits. The Organisation for Economic Co-operation and Development, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles, including a 15% global minimum tax. If implemented by taxing authorities, such changes, as well as changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, could have a material adverse effect on our business, results of operations, or financial condition. In addition, future effective tax rates could be affected by changes in the valuation of deferred tax assets and liabilities.

Weakness in our internal control over financial reporting and business processes could adversely affect our business and financial results.

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

We must also maintain high quality business processes. We rely on our business processes to, among other things, coordinate with our suppliers, manage our supply chain efficiently, manufacture high quality products and comply with various laws and regulations. Any failure to maintain high quality business processes, or to effectively adjust our business processes to changing circumstances and needs, could limit our ability to meet our business’ needs, which could adversely affect our business, financial results, and stock price.

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

Our insurance may not adequately cover certain risks and, as a result, our financial condition and results may be adversely affected.

We carry insurance customary for companies in our industry, including, but not limited to, liability, property, and casualty; workers' compensation; cyber liability; and business interruption insurance. We also insure our employees for basic medical expenses. In addition, we have insurance contracts that provide director and officer liability coverage for our directors and officers. Other than the specific areas mentioned above, we are self-insured with respect to most other risks and exposures, and the insurance we carry in many cases is subject to a significant policy deductible or other limitation before coverage applies. Based on management's assessment and judgment, we have determined that it is more cost effective to self-insure against certain risks than to incur the insurance premium costs. The risks and exposures for which we self-insure include, but are not limited to, certain natural disasters, certain product defects, certain matters for which we indemnify third parties, political risk, certain theft, patent infringement, and employment practice matters. Should there be a catastrophic loss due to an uninsured event (such as an earthquake) or a loss due to adverse occurrences in any area in which we are self-insured, our financial condition or operating results could be adversely affected.

Our outstanding indebtedness could reduce our strategic flexibility and liquidity and may have other adverse effects on our results of operations.

As of December 31, 2022, we had approximately $130 million outstanding in revolving loans under an amended and restated credit agreement, dated September 1, 2022 (the “2022 Credit Agreement”). Our obligations under the 2022 Credit Agreement are guaranteed by certain of our U.S. subsidiaries meeting materiality thresholds set forth in the 2022 Credit Agreement, and the revolving loans under the 2022 Credit Agreement may be repaid and reborrowed at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loan facility on September 1, 2027. Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may need to sell material assets, restructure or refinance our debt, or seek additional equity capital. Prevailing economic conditions and global credit markets could adversely impact our ability to sell material assets, restructure or refinance our debt on terms acceptable to us, or at all, or we may not be able to restructure or refinance our debt without incurring significant additional fees and expenses.

The 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and our subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, enter into transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the 2022 Credit Agreement. We are also required to maintain compliance with a total net leverage ratio and an interest coverage ratio, in each case, determined in accordance with the terms of the 2022 Credit Agreement.

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

Our operations and operating results may be adversely affected if we experience problems with our subcontractors that impact the delivery of product to our customers. These problems may include: schedule delays or defects in software or hardware development deliverables; prolonged inability to obtain wafers or packaging materials with competitive performance and cost attributes; inability to achieve adequate yields or timely delivery; inability to meet customer timelines or demands; disruption or defects in assembly, test, or shipping services; or delays in stabilizing manufacturing processes or ramping up volume for new products. If our third-party supply chain providers were to reduce or discontinue services for us or their operations are disrupted as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, disease, or other natural disaster or catastrophic event, weak economic conditions, inflation, recession, labor market disruptions, or any other reason, our financial condition and results of operations could be adversely affected.

Factors Related to Our Sales and Revenue

Our revenues depend on our relationships with our distributors and on a concentrated group of end customers. An adverse change in the relationships with, or performance of, our distributors, or any reduction in the use of our products by our end customers, could harm our sales and significantly decrease our revenue.

We depend on a concentrated group of distributors to sell our products to end customers, complete order fulfillment, maintain sufficient inventory of our products and provide services to our end customers. In fiscal 2022, revenue attributable to sales to distributors accounted for 89% of our total revenue, with two distributors accounting for 59% of total revenue. We have significant outstanding receivables with our top distributors, and expect our distributors to generate a significant portion of our revenue in the future. Any adverse change to our relationships or agreements with our distributors, a failure by one or more of our distributors to perform its obligations to us, or consolidation in the distribution industry could have a material impact on our business, including a reduction in our access to certain end customers, or our ability to sell our products.

If our relationships with any material customers were to diminish, if these customers were to develop their own solutions or adopt alternative solutions or competitors' solutions, if any one or more of our concentrated groups of customers were to experience significantly adverse financial conditions, including as a result of inflation, economic slowdown or recession, or labor market disruptions, or if as a result of trade disputes or sanctions these customers were restricted from purchasing our products, our results could be adversely affected.

In addition, the inability of customers to obtain credit, the insolvency of one or more customers, or tariffs applicable to our customers’ products, could impact our sales. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, require additional restructuring actions, and decrease our revenue and profitability.

The nature of our business and length of our sales cycle makes our revenue, gross margin, net income, and inventory subject to fluctuation and difficult to accurately predict.

A number of factors, including how products are manufactured to support end markets, yield, wafer pricing, cost of packaging raw materials, product mix, market acceptance of our new products, competitive pricing dynamics, product quality, geographic and/or end market mix, and pricing strategies, can cause our revenue, gross margins, net income, and inventory to fluctuate significantly either positively or negatively from period to period.

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

While our sales cycles are typically long, our average product life cycles can be short as a result of the rapidly changing technology environment in which we operate. From time to time, our inventory levels may be higher than historical norms due to inventory build decisions aimed at meeting expected demand, ramping for new products, reducing direct material cost, or enabling responsiveness to expected demand. In the event the expected demand does not materialize, or if our short sales cycle does not generate sufficient revenue, we may be subject to incremental excess and obsolescence costs.

These factors make it difficult for us to accurately forecast future sales and project quarterly revenues. The difficulty in forecasting future sales weakens our ability to project our inventory requirements, which could result, and in the past has resulted, in inventory write-downs or failure to meet customer product demands in a timely manner. While we may issue guidance, difficulty in forecasting financial performance, relative customer and product mix, and the unpredictability of unknown variables and their impact on our financial performance may impair the accuracy of our forward-looking financial measures.

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

General Risk Factors

Our operations are subject to the effects of inflationary pressures and recessionary concerns.

Global economic conditions have recently experienced historically high levels of inflation, and there is increasing concern about the potential for recession. Recent inflation is primarily believed to be the result of the economic impacts from the ongoing COVID-19 pandemic, including the global supply chain disruptions, strong economic recovery and associated widespread demand for goods, and government stimulus packages, among other factors. For instance, global supply chain disruptions have resulted in shortages in materials and services. Such shortages have resulted in inflationary cost increases for labor, materials, and services across the economy, and could continue to cause costs to increase as well as scarcity of certain products. If the inflation rate continues to increase, it will affect our expenses. To the extent inflation results in rising interest rates and has other adverse effects on the market, including the possibility of recession, it may adversely affect our consolidated financial condition and results of operations.

Business disruptions could seriously harm our future revenue, cash flows, and financial condition and increase our costs and expenses.

Our worldwide operations and supply chain could be disrupted by natural or human-induced disasters including, but not limited to, earthquakes, tsunamis, or floods; hurricanes, cyclones, or typhoons; fires, or other extreme weather conditions; power or water shortages; telecommunications failures; materials scarcity and price volatility; manufacturing equipment failures; IT system failures; cybersecurity attacks; data breaches; medical epidemics or pandemics (such as COVID-19); terrorist acts, civil unrest, military actions, conflicts, or wars; or other natural or man-made disasters or catastrophic events.

The occurrence of any of these business disruptions could adversely affect our competitive position and result in significant losses, decrease demand for our products, seriously harm our revenue, profitability and financial condition, increase our costs and expenses, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain, result in the need to impose employee travel restrictions, and require substantial expenditures and recovery time in order to fully resume operations. The impacts and frequency of any of the above could furthermore be exacerbated by climate change, particularly in countries where we, or our suppliers or customers, operate that have limited infrastructure and disaster recovery resources.

Our operations and those of our significant suppliers and distributors could be adversely affected if manufacturing, logistics, or other operations in key locations, including logistics hubs in Asia, are disrupted for any reason, such as those described above or other economic, business, labor, environmental, public health, regulatory or political reasons. In addition, even if our operations are unaffected or recover quickly, if our customers cannot timely resume their own operations due to a catastrophic event, they may reduce or cancel their orders, or these events could otherwise result in a decrease in demand for our products. Although it is impossible to completely predict the occurrences or consequences of any such events, forecasting disruptive events and building additional resiliency into our operations accordingly will become an increasing business imperative.

The trading price of our common stock has been and may continue to be subject to volatility in response to a variety of factors.

Our common stock has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, the technology industry and the stock market as a whole has experienced extreme volatility that often has been unrelated to the performance of particular companies. The trading price of our common stock may fluctuate widely due to various factors, including, but not limited to, actual or anticipated fluctuations in our financial condition and operating results; changes in financial estimates by us or financial or other market estimates and ratings by securities and other analysts; our ability to develop new products, enter new market segments, gain market share, manage cyber-security and litigation risk, diversify our customer base, and successfully secure manufacturing capacity; news regarding our products or products of our competitors; any mergers, acquisitions or divestitures of assets undertaken by us; inflationary conditions, interest rate changes, and recessionary concerns; regulatory changes to international trade policies, economic sanctions, or export controls, such as new licensing requirements for exporting certain chip-related technology to China; terrorist acts or acts of war, including the ongoing conflict between Ukraine and Russia; epidemics and pandemics, such as developments and restrictions with respect to the COVID-19 pandemic; trading activity in our common stock, including stock repurchases, actions by institutional or other large stockholders, or our inclusion in market indices; or general economic, industry, and market conditions worldwide.

The volatility of our stock may cause the value of a stockholder’s investment to change rapidly. Investors in our common stock may not realize any return on their investment in us and may lose some or all of their investment. Additionally, if our stock price declines, it may be more difficult for us to raise capital and may have other adverse effects on our business. Stock price fluctuations could impact the value of our equity compensation, which could affect our ability to recruit and retain employees. Volatility in the trading price of our common stock could also result in the filing of securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources. For these reasons, investors should not rely on recent or historical trends to predict future trading prices of our common stock, financial condition, results of operations, or cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a 47,800 square foot space in Hillsboro, Oregon as our corporate headquarters and a research and development facility through October 2028.

In San Jose, California, we have 98,874 square feet under lease through September 2026, of which we use 49,579 square feet as a research and development facility. We vacated 49,295 square feet during the fourth quarter of 2018. During 2019, we vacated a 23,680 square foot office space in Portland, Oregon, which we have subleased through the end of the lease in March 2025.

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

Item 3. Legal Proceedings

The information contained under the heading "Legal Matters" in Note 15 - Contingencies to our Consolidated Financial Statements in Part II, Item 8 of this report is incorporated by reference into this Part I, Item 3. Also, see “Litigation and unfavorable results of legal proceedings could adversely affect our financial condition and operating results” in “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol "LSCC".

Holders

As of February 13, 2023, we had approximately 177 stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. We intend to retain earnings to finance our business. We have never paid cash dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On August 8, 2022, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $150 million of outstanding common stock could be repurchased from time to time (the "2023 Repurchase Program"). The duration of the 2023 Repurchase Program is through the end of December 2023. Under the 2023 Repurchase Program during the fourth quarter of fiscal 2022, we repurchased 288,652 shares for $20.0 million, or an average price paid per share of $69.27. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2023 Repurchase Programs were retired by the end of the fourth quarter of fiscal 2022. We have repurchased a total of 1,951,934 shares for $110.1 million, or an average price paid per share of $56.42, during fiscal year 2022.

The following table contains information regarding our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the fourth quarter of fiscal 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($M) (b)
October 2, 2022 through October 29, 2022	—	$—	—	$149.7
October 30, 2022 through November 26, 2022	—	$—	—	$149.7
November 27, 2022 through December 31, 2022	288,652	$69.27	288,652	$129.7
Total	288,652	$69.27	288,652	$129.7

(a)	All repurchases during the quarter were open-market transactions funded from available working capital made under the authorization from our Board of Directors to purchase up to $150.0 million of our common stock announced August 8, 2022
(b)	As of December 31, 2022 this amount consisted of the remaining portion of the $150.0 million program authorized through the end of December 2023 that was announced August 8, 2022.

Comparison of Total Cumulative Stockholder Return

The following graph shows the five-year comparison of cumulative stockholder return on our common stock, the Standard and Poor's (“S&P”) 500 Index and the Philadelphia Semiconductor Index (“PHLX”) from December 2017 through December 2022. Cumulative stockholder return assumes $100 invested at the beginning of the period in our common stock, the S&P and PHLX. Historical stock price performance is not necessarily indicative of future stock price performance.

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

This discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes included in Part II, Item 8. "Financial Statements and Supplementary Data" of this report. Discussions of results for prior periods (fiscal 2021 compared to fiscal 2020) are incorporated by reference from our Annual Report on Form 10-K for the year ended January 1, 2022.

Impact of COVID-19 and Global Economic Environment on our Business

The COVID-19 pandemic, increased financial market volatility, inflationary pressure, rising interest rates, recessionary concerns, and geopolitical tension continue to impact business globally and may impact our operations by causing disruption to our labor markets and supply chains. The ongoing COVID-19 pandemic, including the periodic resurgence of cases relating to the spread of new variants, has and continues to impact worldwide economic activity and poses the risk that our employees, contractors, suppliers and other partners may be prevented from conducting business activities. The extent to which the COVID-19 pandemic, increased financial market volatility, inflationary pressures and related uncertainty will impact our business activities will depend on future developments that are highly uncertain and cannot be predicted at this time. See the section entitled “Risk Factors” in Item 1A of Part I of this report for further information about related risks and uncertainties.

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

We believe the following accounting policies and the related estimates are critical in the portrayal of our financial condition and results of operations, and require management's most difficult, subjective, or complex judgments. See Note 1 - Nature of Operations and Significant Accounting Policies to our Consolidated Financial Statements in Part II, Item 8 of this report for further information on the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Revenue from Contracts with Customers

We recognize revenue upon satisfaction of performance obligations when control of promised goods or services has been transferred to our customers. We measure revenue based on the amount of consideration we expect to be entitled to in exchange for products or services. For revenue recognized on both sales to distributors and related to HDMI and other royalties, the amount of consideration we expect to be entitled to receive is based on estimates that require assumptions and judgments relating to trends in recent and historical activity. See Note 1 - Basis of Presentation and Significant Accounting Policies to our Consolidated Financial Statements in Part II, Item 8 of this report for further information on our recognition of revenue. Sales to most distributors are made under terms allowing certain price adjustments upon sale to their end customers and limited rights of return of our products held in their inventory. The revenue recognized based on estimated price adjustments and stock rotation reserves may be materially different from the actual consideration received if the actual distributor price adjustments and stock rotation returns differ significantly from the historical trends used in the estimates.

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

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Year Ended *
	December 31,		January 1,		January 2,
(In thousands)	2022		2022		2021
Revenue	$660,356	100.0%	$515,327	100.0%	$408,120	100.0%

Gross margin	452,050	68.5	321,675	62.4	245,306	60.1

Research and development	135,767	20.6	110,518	21.4	89,223	21.9
Selling, general and, administrative	122,076	18.5	105,617	20.5	95,331	23.4
Amortization of acquired intangible assets	3,778	0.6	2,613	0.5	4,449	1.1
Restructuring charges	2,551	0.4	940	0.2	3,937	1.0
Acquisition related charges	511	0.1	1,171	0.2	—	—
Income from operations	$187,367	28.4%	$100,816	19.6%	$52,366	12.8%

* The year ended January 2, 2021 was a 53-week year as compared to the other years presented, which were based on our standard 52-week year.

Revenue

	Year Ended
	December 31,	January 1,	January 2,	% Change in
(In thousands)	2022	2022	2021	2022	2021
Revenue	$660,356	$515,327	$408,120	28.1%	26.3%

Revenue increased $145.0 million, or 28.1%, in fiscal 2022 compared to fiscal 2021, primarily from our products used in data center servers, client computing solutions, 5G wireless infrastructure, industrial automation, and robotics applications.

Revenue by End Market

We sell our products globally to a broad base of customers in three primary end markets groups: Communications and Computing, Industrial and Automotive, and Consumer. We also provide IP licensing and services to these end markets.

Within these end markets, there are multiple segment drivers, including:

•	Communications and Computing: datacenter servers and networking equipment, client computing platforms, and 5G communications infrastructure deployments,
•	Industrial and Automotive: factory automation, robotics, automotive electronics, and industrial IoT,
•	Consumer: smart home, prosumer, and other applications.

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

The following are examples of end market applications for the fiscal years presented:

Communications and Computing	Industrial and Automotive	Consumer	Licensing and Services
Wireless	Security and Surveillance	Cameras	IP Royalties
Wireline	Machine Vision	Displays	Adopter Fees
Data Backhaul	Industrial Automation	Wearables	IP Licenses
Server Computing	Robotics	Televisions	Patent Sales
Client Computing	Automotive	Home Theater
Data Storage	Drones

The composition of our revenue by end market is presented in the following table:

	Year Ended
	December 31,		January 1,		January 2,		% Change in
(In thousands)	2022		2022		2021		2022	2021
Communications and Computing	$274,754	41.6%	$217,960	42.3%	$174,656	42.8%	26.1%	24.8%
Industrial and Automotive	319,399	48.4	226,240	43.9	168,323	41.2	41.2	34.4
Consumer	49,064	7.4	50,652	9.8	45,523	11.2	(3.1)	11.3
Licensing and Services	17,139	2.6	20,475	4.0	19,618	4.8	(16.3)	4.4
Total revenue	$660,356	100.0%	$515,327	100.0%	$408,120	100.0%	28.1%	26.3%

Revenue from the Communications and Computing end market increased by 26% in fiscal 2022 compared to fiscal 2021 primarily due to content expansion in datacenter servers, new greenfield client computing opportunities, 5G infrastructure, and datacenter networking.

Revenue from the Industrial and Automotive end market increased by 41% in fiscal 2022 compared to fiscal 2021, primarily due to strong customer adoption in a broad range of applications, including industrial automation and robotics. Growth in Automotive was driven by the adoption of new designs in ADAS and infotainment applications.

Revenue from the Consumer end market decreased by 3% in fiscal 2022 compared to fiscal 2021 primarily due to macroeconomic weakness in Consumer in the current year.

Revenue from the Licensing and Services end market decreased by 16% in fiscal 2022 compared to fiscal 2021 primarily due to decreased licensing and IP royalties.

Revenue by Geography

We assign revenue to geographies based on ship-to location of the customer.

The composition of our revenue by geography is presented in the following table:

	Year Ended
	December 31,		January 1,		January 2,		% Change in
(In thousands)	2022		2022		2021		2022	2021
Asia	$464,904	70.5%	$384,568	74.6%	$305,183	74.8%	20.9%	26.0%
Americas	100,260	15.2	80,870	15.7	62,137	15.2	24.0	30.1
Europe	95,192	14.3	49,889	9.7	40,800	10.0	90.8	22.3
Total revenue	$660,356	100.0%	$515,327	100.0%	$408,120	100.0%	28.1%	26.3%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue, and the two distributor groups noted below individually accounted for more than 10% of our total revenue in the periods covered by this report.

The composition of our revenue by customer is presented in the following table:

	% of Total Revenue
	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Weikeng Group	30.3%	37.2%	34.8%
Arrow Electronics Inc.	28.5	27.1	25.1
Other distributors	30.7	23.0	23.2
All distributors	89.5	87.3	83.1%
Direct customers	7.9	8.7	12.1
Licensing and services revenue	2.6	4.0	4.8
Total revenue	100.0%	100.0%	100.0%

Gross margin

The composition of our gross margin, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 31,	January 1,	January 2,
(In thousands)	2022	2022	2021
Gross margin	$452,050	$321,675	$245,306
Gross margin percentage	68.5%	62.4%	60.1%
Product gross margin %	67.6%	60.9%	58.1%
Licensing and services gross margin %	100.0%	100.0%	100.0%

Gross margin percentage increased 610 basis points from fiscal 2021 to fiscal 2022. Improved margins were driven by benefits from our gross margin expansion strategy.

Because of its higher margin, the licensing and services portion of our overall revenue can have a disproportionate impact on Gross margin.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 31,	January 1,	January 2,	% Change in
(In thousands)	2022	2022	2021	2022	2021
Research and development	$135,767	$110,518	$89,223	22.8%	23.9%
Percentage of revenue	20.6%	21.4%	21.9%

Research and development expense includes costs for compensation and benefits, stock compensation, engineering wafers, depreciation, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions.

The increase in Research and development expense for fiscal 2022 compared to fiscal 2021 was due primarily to increased headcount-related costs as we continue to invest in our long-term product roadmap.

We believe that investing in research and development is important to delivering innovative products to our customers and, therefore, we expect to continue to increase our investment in research and development.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 31,	January 1,	January 2,	% Change in
(In thousands)	2022	2022	2021	2022	2021
Selling, general, and administrative	$122,076	$105,617	$95,331	15.6%	10.8%
Percentage of revenue	18.5%	20.5%	23.4%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses.

The increase in Selling, general, and administrative expense for fiscal 2022 compared to fiscal 2021 was due primarily to increased headcount-related costs to support the growth of our business, and to increased legal expenses primarily related to the defense of claims outside the ordinary course of business.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 31,	January 1,	January 2,	% Change in
(In thousands)	2022	2022	2021	2022	2021
Amortization of acquired intangible assets	$3,778	$2,613	$4,449	44.6%	(41.3)%
Percentage of revenue	0.6%	0.5%	1.1%

The increase in Amortization of acquired intangible assets for fiscal 2022 compared to fiscal 2021 was due to the amortization expense for new intangible assets added in the fourth quarter of fiscal 2021 through the acquisition of Mirametrix, Inc., partially offset by end of the amortization period during the first quarter of fiscal 2022 for acquired intangible assets from previous acquisitions.

Restructuring Charges

The composition of our Restructuring charges, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 31,	January 1,	January 2,	% Change in
(In thousands)	2022	2022	2021	2022	2021
Restructuring charges	$2,551	$940	$3,937	171.4%	(76.1)%
Percentage of revenue	0.4%	0.2%	1.0%

Restructuring charges are comprised of expenses resulting from reductions in our worldwide workforce, consolidation of our facilities, removal of fixed assets from service, and cancellation of software contracts and engineering tools. Details of our restructuring plans and expenses incurred under them are discussed in Note 9 - Restructuring to our Consolidated Financial Statements in Part II, Item 8 of this report.

Restructuring charges increased in fiscal 2022 compared to fiscal 2021 due to additional lease right-of-use asset impairment charges for our partially vacated facility in San Jose, California and contract termination fees in the current year under the internal restructuring plan that our management approved and executed in April 2019, as compared to minimal activity in the prior year.

Acquisition Related Charges

The composition of our Acquisition related charges, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 31,	January 1,	January 2,	% Change in
(In thousands)	2022	2022	2021	2022	2021
Acquisition related charges	$511	$1,171	$—	(56.4)%	100+%
Percentage of revenue	0.1%	0.2%	—%

Acquisition related charges include legal and professional fees directly related to acquisitions. For fiscal 2022 and 2021, Acquisition related charges were entirely attributable to our acquisition of Mirametrix in November 2021 and were comprised primarily of professional services including legal and accounting fees, as well as closing costs.

Interest Expense

The composition of our Interest expense, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 31,	January 1,	January 2,	% Change in
(In thousands)	2022	2022	2021	2022	2021
Interest expense	$(4,146)	$(2,738)	$(3,702)	51.4%	(26.0)%
Percentage of revenue	(0.6)%	(0.5)%	(0.9)%

Interest expense is primarily related to our long-term debt. This interest expense is comprised of contractual interest and amortization of original issue discount and debt issuance costs based on the effective interest method.

The increase in Interest expense for fiscal 2022 compared to fiscal 2021 was driven by the increase in the applicable base rate for our long-term debt, the adjusted Term Secured Overnight Financing Rate ("SOFR") from September 1, 2022, and the London Interbank Offered Rate ("LIBOR") prior to that date.

Other (Expense) Income, net

The composition of our Other (expense) income, net, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 31,	January 1,	January 2,	% Change in
(In thousands)	2022	2022	2021	2022	2021
Other (expense) income, net	$(1,109)	$(452)	$(208)	145.4%	117.3%
Percentage of revenue	(0.2)%	(0.1)%	(0.1)%

For fiscal 2022 compared to fiscal 2021, the increase in Other (expense) income, net was primarily due to the $0.7 million loss on refinancing of our long-term debt during the current year.

Income Taxes

The composition of our Income tax expense is presented in the following table:

	Year Ended
	December 31,	January 1,	January 2,	% Change in
(In thousands)	2022	2022	2021	2022	2021
Income tax expense (benefit)	$3,230	$1,704	$1,064	89.6%	60.2%

Our Income tax expense (benefit) is composed primarily of foreign income and withholding taxes, partially offset by benefits resulting from the release of uncertain tax positions ("UTP") due to statute of limitation expirations that occurred in the respective periods. The increase in expense in fiscal 2022 as compared to fiscal 2021 is primarily due to increased worldwide income and changes in uncertain tax positions.

We updated our evaluation of the valuation allowance position in the United States through December 31, 2022 and concluded that we should continue to maintain a full valuation allowance against the net federal and state deferred tax assets. In making this evaluation, we considered the uncertain stability of the current economic and operating environment and estimates about our ability to generate taxable income in future periods within the United States. We continue to evaluate future projected financial performance to determine whether such performance is sufficient evidence to support a reduction in or reversal of the valuation allowance. We will continue to evaluate both positive and negative evidence in future periods to determine if we will realize the deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if sufficient positive evidence exists. Details of our deferred tax assets and valuation allowance are discussed in Note 13 - Income Taxes to our Consolidated Financial Statements in Part II, Item 8 of this report.

Liquidity and Capital Resources

The following sections discuss material changes in our financial condition from the end of fiscal 2021, including the effects of changes in our Consolidated Balance Sheets, and the effects of our credit arrangements and contractual obligations on our liquidity and capital resources. There continues to be uncertainty around the extent and duration of the disruption to our business, including from the effects of the ongoing COVID-19 pandemic, market volatility, and inflationary pressures, which may impact our liquidity and working capital needs in future periods.

We have historically financed our operating and capital resource requirements through cash flows from operations, and from the issuance of long-term debt to fund acquisitions. Cash provided by or used in operating activities will fluctuate from period to period due to fluctuations in operating results, the timing and collection of accounts receivable, and required inventory levels, among other things. We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. On September 1, 2022, we entered into our 2022 Credit Agreement, as described in Note 8 - Long-Term Debt to our Consolidated Financial Statements in Part II, Item 8 of this report. As of December 31, 2022, we did not have significant long-term commitments for capital expenditures. For further information on our cash commitments for operating lease liabilities, see Note 10 - Leases to our Consolidated Financial Statements in Part II, Item 8 of this report.

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

Liquidity

Cash and cash equivalents

(In thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Cash and cash equivalents	$145,722	$131,570	$14,152	10.8%

As of December 31, 2022, we had Cash and cash equivalents of $145.7 million, of which approximately $30.9 million in Cash and cash equivalents was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of December 31, 2022, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net increase in Cash and cash equivalents of $14.2 million between January 1, 2022 and December 31, 2022 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $238.8 million in fiscal 2022 compared to $167.7 million in fiscal 2021. This increase of $71.1 million was primarily driven by an increase of $98.9 million provided by improved operating performance, partially offset by $27.8 million of changes in working capital, primarily from cash used by inventories.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software and intellectual property licenses, and a business acquisition in fiscal 2021. Net cash used by investing activities in fiscal 2022 was $34.9 million compared to $89.8 million in fiscal 2021. This $54.9 million decrease was primarily a result of the acquisition of Mirametrix in the prior year, which used cash, net of cash acquired, of $68.1 million. Total cash used for capital expenditures and payments for software and intellectual property licenses increased $13.2 million to $34.9 million in fiscal 2022 from $21.7 million in fiscal 2021.

Financing activities — Financing cash flows consist primarily of repurchases of common stock, tax payments related to the net share settlement of restricted stock units, proceeds from the exercise of options to acquire common stock, and activity on our long-term debt. Net cash used by financing activities in fiscal 2022 was $188.1 million compared to $128.6 million in fiscal 2021. This $59.5 million increase was due to the following mix of activities. During fiscal 2022, we repurchased approximately 2.0 million shares of common stock for $110.1 million compared to repurchases in fiscal 2021 of approximately 1.3 million shares of common stock for $70.1 million. Payments for tax withholdings on vesting of RSUs partially offset by employee exercises of stock options used net cash flows of $47.8 million in fiscal 2022, an increase of approximately $2.4 million from the net $45.4 million used in fiscal 2021. In September 2022, we entered into our 2022 Credit Agreement and drew down an initial $150.0 million revolving loan at closing, which we used to pay off the $150.0 million outstanding balance on our previous term and revolving loans. In connection with the 2022 Credit Agreement, we paid $1.4 million in debt issuance costs. During fiscal 2022, we made a discretionary payment of $20.0 million on our current revolving loans, and we paid required quarterly installments on our previous long-term debt totaling $8.8 million. During fiscal 2021, we paid required quarterly installments on our long-term debt totaling $13.1 million.

Accounts receivable, net

(In thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Accounts receivable, net	$94,018	$79,859	$14,159	17.7%
Days sales outstanding - Overall	49	51	(2)

Accounts receivable, net as of December 31, 2022 increased by approximately $14.2 million, or approximately 18%, compared to January 1, 2022. This resulted primarily from higher revenue shipments in the fourth quarter of fiscal 2022 compared to the fourth quarter of fiscal 2021. We calculate Days sales outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Inventories	$110,375	$67,594	$42,781	63.3%
Days of inventory on hand	187	122	65

Inventories as of December 31, 2022 increased $42.8 million, or approximately 63%, compared to January 1, 2022 primarily to meet the increased demands of our customers and for new product ramps.

The Days of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of sales in that quarter. We calculate Days of inventory on hand on the basis of a 365-day year as Inventories at the end of the quarter divided by Cost of sales during the quarter annualized and then multiplied by 365.

Credit Arrangements

On September 1, 2022, we entered into our 2022 Credit Agreement. The details of this arrangement are described in Note 8 - Long-Term Debt to our Consolidated Financial Statements in Part II, Item 8 of this report. As of December 31, 2022, we had no used or unused credit arrangements beyond the secured revolving loan facility described in the 2022 Credit Agreement.

Share Repurchase Program

See "Issuer Purchases of Equity Securities" under Part II, Item 5 of this Annual Report on Form 10-K for more information about the share repurchase program.

New Accounting Pronouncements

The information contained under the heading "New Accounting Pronouncements" in Note 1 - Nature of Operations and Significant Accounting Policies to our Consolidated Financial Statements in Part II, Item 8 of this report is incorporated by reference into this Part II, Item 7.

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

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness. At December 31, 2022, we had $130.0 million outstanding under our 2022 Credit Agreement. A hypothetical increase in the one-month SOFR by 1% (100 basis points) would increase our future interest expense by approximately $0.3 million per quarter.

Item 8. Financial Statements and Supplementary Data

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	January 1,	January 2,
(In thousands, except per share data)	2022	2022	2021
Revenue	$660,356	$515,327	$408,120
Cost of revenue	208,306	193,652	162,814
Gross margin	452,050	321,675	245,306
Operating expenses:
Research and development	135,767	110,518	89,223
Selling, general, and administrative	122,076	105,617	95,331
Amortization of acquired intangible assets	3,778	2,613	4,449
Restructuring charges	2,551	940	3,937
Acquisition related charges	511	1,171	—
Total operating expenses	264,683	220,859	192,940
Income from operations	187,367	100,816	52,366
Interest expense	(4,146)	(2,738)	(3,702)
Other (expense) income, net	(1,109)	(452)	(208)
Income before income taxes	182,112	97,626	48,456
Income tax expense (benefit)	3,230	1,704	1,064
Net income	$178,882	$95,922	$47,392

Net income per share:
Basic	$1.30	$0.70	$0.35
Diluted	$1.27	$0.67	$0.34

Shares used in per share calculations:
Basic	137,321	136,619	135,220
Diluted	140,667	142,143	141,276

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31,	January 1,	January 2,
(In thousands)	2022	2022	2021
Net income	$178,882	$95,922	$47,392
Other comprehensive income (loss):
Translation adjustment	(1,554)	(75)	1,533
Change in actuarial valuation of defined benefit pension, net of tax	591	372	(678)
Comprehensive income	$177,919	$96,219	$48,247

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	January 1,
(In thousands, except share and par value data)	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$145,722	$131,570
Accounts receivable, net of allowance for credit losses	94,018	79,859
Inventories, net	110,375	67,594
Prepaid expenses and other current assets	29,052	22,328
Total current assets	379,167	301,351
Property and equipment, net	47,614	38,094
Operating lease right-of-use assets	17,590	23,818
Intangible assets, net	25,070	29,782
Goodwill	315,358	315,358
Other long-term assets	13,914	18,091
Total assets	$798,713	$726,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,036	$34,597
Accrued liabilities	48,467	26,444
Accrued payroll obligations	36,870	27,967
Current portion of long-term debt	—	17,173
Total current liabilities	127,373	106,181
Long-term debt, net of current portion	128,752	140,760
Long-term operating lease liabilities, net of current portion	13,618	19,248
Other long-term liabilities	41,807	48,672
Total liabilities	311,550	314,861
Contingencies (Note 15)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 137,099,000 shares issued and outstanding as of December 31, 2022 and 137,239,000 shares issued and outstanding as of January 1, 2022	1,371	1,372
Additional paid-in capital	599,300	701,688
Accumulated deficit	(111,094)	(289,976)
Accumulated other comprehensive loss	(2,414)	(1,451)
Total stockholders' equity	487,163	411,633
Total liabilities and stockholders' equity	$798,713	$726,494

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	January 1,	January 2,
(In thousands)	2022	2022	2021
Cash flows from operating activities:
Net income	$178,882	$95,922	$47,392
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,323	24,429	25,140
Stock-based compensation expense	55,530	46,475	40,372
Amortization of right-of-use assets	6,512	6,587	5,960
Impairment of operating lease right-of-use asset	1,149	—	—
Other non-cash adjustments	642	(239)	144
Changes in assets and liabilities:
Accounts receivable, net	(14,159)	(12,013)	336
Inventories, net	(42,781)	(2,995)	(9,619)
Prepaid expenses and other assets	(6,276)	1,918	(6,441)
Accounts payable	7,439	7,046	(16,820)
Accrued liabilities	20,101	(2,855)	6,314
Accrued payroll obligations	8,903	9,692	4,624
Operating lease liabilities, current and long-term portions	(6,459)	(6,245)	(5,715)
Net cash provided by (used in) operating activities	238,806	167,722	91,687
Cash flows from investing activities:
Cash paid for business acquisition, net of cash acquired	—	(68,099)	—
Capital expenditures	(23,338)	(9,835)	(12,121)
Cash paid for software and intellectual property licenses	(11,594)	(11,862)	(8,747)
Net cash provided by (used in) investing activities	(34,932)	(89,796)	(20,868)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(54,946)	(54,191)	(26,965)
Proceeds from issuance of common stock	7,159	8,827	10,103
Repurchase of common stock	(110,132)	(70,124)	(14,989)
Proceeds from long-term debt, net of issuance costs	148,597	—	50,000
Repayment of long-term debt	(178,750)	(13,125)	(26,250)
Net cash provided by (used in) financing activities	(188,072)	(128,613)	(8,101)
Effect of exchange rate change on cash	(1,650)	(75)	1,533
Net increase (decrease) in cash and cash equivalents	14,152	(50,762)	64,251
Beginning cash and cash equivalents	131,570	182,332	118,081
Ending cash and cash equivalents	$145,722	$131,570	$182,332

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$3,973	$2,313	$3,700
Operating lease payments	$7,419	$7,639	$7,713
Income taxes paid, net of refunds	$4,621	$3,304	$1,868
Accrued purchases of plant and equipment	$1,357	$1,360	$975
Operating lease right-of-use assets obtained in exchange for lease obligations	$2,134	$8,134	$2,645

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
	Common Stock		Additional		Other
	($.01 par value)		Paid-in	Accumulated	Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balances, December 28, 2019	133,883	$1,339	$762,213	$(433,290)	$(2,603)	$327,659
Components of comprehensive income, net of tax:
Net income	—	—	—	47,392	—	47,392
Other comprehensive income (loss)	—	—	—	—	855	855
Total comprehensive income						48,247
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	2,738	27	(16,889)	—	—	(16,862)
Stock-based compensation expense	—	—	40,372	—	—	40,372
Repurchase of common stock	(385)	(4)	(14,985)	—	—	(14,989)
Balances, January 2, 2021	136,236	$1,362	$770,711	$(385,898)	$(1,748)	$384,427
Components of comprehensive income, net of tax:
Net income	—	—	—	95,922	—	95,922
Other comprehensive income (loss)	—	—	—	—	297	297
Total comprehensive income						96,219
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	2,270	23	(45,387)	—	—	(45,364)
Stock-based compensation expense	—	—	46,475	—	—	46,475
Repurchase of common stock	(1,267)	(13)	(70,111)	—	—	(70,124)
Balances, January 1, 2022	137,239	$1,372	$701,688	$(289,976)	$(1,451)	$411,633
Components of comprehensive income, net of tax:
Net income	—	—	—	178,882	—	178,882
Other comprehensive income (loss)	—	—	—	—	(963)	(963)
Total comprehensive income						177,919
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	1,812	18	(47,806)	—	—	(47,788)
Stock-based compensation expense	—	—	55,530	—	—	55,530
Repurchase of common stock	(1,952)	(19)	(110,112)	—	—	(110,131)
Balances, December 31, 2022	137,099	$1,371	$599,300	$(111,094)	$(2,414)	$487,163

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

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2022 was a 52-week year that ended on December 31, 2022. Our fiscal 2021 was a 52-week year that ended on January 1, 2022, and our fiscal 2020 was a 53-week year that ended on January 2, 2021. All references to quarterly or annual financial results are references to the results for the relevant fiscal period.

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

Distributors have historically accounted for a significant portion of our total revenue. Our two largest distributor groups, the Weikeng Group ("Weikeng") and Arrow Electronics, Inc. ("Arrow"), each account for more than 10% of our total revenue and our net accounts receivable. Revenue attributable to distributors as a percentage of total revenue is presented in the following table:

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Weikeng Group	30%	37%	35%
Arrow Electronics Inc.	28	27	25
Other distributors	31	23	23
Revenue attributable to distributors	89%	87%	83%

At December 31, 2022 and January 1, 2022, Weikeng accounted for approximately 47% and 59%, respectively, and Arrow accounted for approximately 27% and 28%, respectively, of net accounts receivable.

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

We measure revenue based on the amount of consideration we expect to be entitled to in exchange for products or services. Variable consideration is estimated and reflected as an adjustment to the transaction price. We determine variable consideration, which consists primarily of various sales price concessions, by estimating the most likely amount of consideration we expect to receive from the customer based on an analysis of historical rebate claims over a period of time considered adequate to account for current pricing and business trends. Sales rebates earned by customers are offset against their receivable balances. Rebates earned by customers when they do not have outstanding receivable balances are recorded within Accrued liabilities. Licensing and services revenue, which includes HDMI and MHL standards revenue, as well as certain IP licenses, includes variable consideration in the form of usage-based royalties.

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

Stock-Based Compensation

We estimate the fair value of share-based awards consistent with the provisions of ASC 718, “Compensation - Stock Compensation.” We value RSUs using the closing market price on the date of grant, and we value stock options using the Black-Scholes option pricing model. We have also granted RSUs with a market condition or a performance condition to certain executives. The terms of these grants, including achievement criteria and vesting schedules, are detailed under the heading "Market-Based and Performance-Based Awards — Grants" in "Note 11 - Stock-Based Compensation Plans." Our current practice is to issue new shares to satisfy option exercises. For RSUs, we issue new shares when awards vest and withhold a portion of these shares on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Segment Information

As of December 31, 2022, we had one operating segment: the core Lattice business, which includes silicon-based and silicon-enabling products, evaluation boards, development hardware, and related intellectual property licensing, services, and sales. Our chief operating decision maker is the Chief Executive Officer, who reviews operating results and financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Note 2 - Net Income Per Share

Our calculation of the diluted share count includes the number of shares from our equity awards with market conditions or performance conditions that would be issuable under the terms of such awards at the end of the reporting period. For equity awards with a market condition, the number of shares included in the diluted share count as of the end of each period presented is determined by measuring the achievement of the market condition as of the end of the respective reporting periods. For equity awards with a performance condition, the number of shares that qualified for vesting as of the end of each period presented are included in the diluted share count when the condition for their issuance was satisfied by the end of the respective reporting periods. See "Note 11 - Stock-Based Compensation Plans" for further discussion of our equity awards with market or performance conditions.

A summary of basic and diluted Net income per share is presented in the following table:

	Year Ended
	December 31,	January 1,	January 2,
(In thousands, except per share data)	2022	2022	2021
Net income	$178,882	$95,922	$47,392

Shares used in basic Net income per share	137,321	136,619	135,220
Dilutive effect of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition	3,346	5,524	6,056
Shares used in diluted Net income per share	140,667	142,143	141,276

Basic Net income per share	$1.30	$0.70	$0.35
Diluted Net income per share	$1.27	$0.67	$0.34

The computation of diluted Net income per share excludes the effects of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition that are antidilutive, aggregating to approximately the following number of shares:

	Year Ended
	December 31,	January 1,	January 2,
(In thousands)	2022	2022	2021
Stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition excluded as they are antidilutive	472	638	646

Note 3 - Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables provide information about revenue from contracts with customers disaggregated by channel and by geographical market, based on ship-to location of the customer:

	Year Ended
Revenue by Channel	December 31,		January 1,		January 2,
(In thousands)	2022		2022		2021
Product revenue - Distributors	$591,229	89%	$449,650	87%	$339,100	83%
Product revenue - Direct	51,988	8%	45,202	9%	49,402	12%
Licensing and services	17,139	3%	20,475	4%	19,618	5%
Total revenue	$660,356	100%	$515,327	100%	$408,120	100%

Revenue by Geographical Market
(In thousands)
United States	$94,972	14%	$60,176	12%	$43,945	11%
Other Americas	5,288	1%	20,694	4%	18,192	4%
Americas	100,260	15%	80,870	16%	62,137	15%
China	296,917	45%	281,237	55%	213,714	52%
Japan	90,902	14%	47,915	9%	25,435	6%
Other Asia	77,085	12%	55,416	10%	66,034	17%
Asia	464,904	71%	384,568	74%	305,183	75%
Europe	95,192	14%	49,889	10%	40,800	10%
Total revenue	$660,356	100%	$515,327	100%	$408,120	100%

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

The following table summarizes activity during the periods presented:

(In thousands)
Contract assets as of January 2, 2021	$5,611
Revenues recorded during the period	15,587
Transferred to Accounts receivable or collected	(15,526)
Contract assets as of January 1, 2022	$5,672
Revenues recorded during the period	15,848
Transferred to Accounts receivable or collected	(14,173)
Contract assets as of December 31, 2022	$7,347

Contract liabilities are included in Accrued liabilities on our Consolidated Balance Sheets. The following table summarizes activity during the periods presented:

(In thousands)
Contract liabilities as of January 2, 2021	$3,068
Accruals for estimated future stock rotation and scrap returns	4,613
Less: Release of accruals for recognized stock rotation and scrap returns	(2,913)
Contract liabilities as of January 1, 2022	$4,768
Prepaid customer deposit	12,811
Accruals for estimated future stock rotation and scrap returns	6,142
Less: Release of accruals for recognized stock rotation and scrap returns	(6,055)
Contract liabilities as of December 31, 2022	$17,666

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

	December 31,	January 1,
(In thousands)	2022	2022
Accounts receivable	$94,018	$79,859
Less: Allowance for credit losses	—	—
Accounts receivable, net of allowance for credit losses	$94,018	$79,859

We had no material bad debt expense in fiscal 2022, 2021, or 2020.

Inventories

	December 31,	January 1,
(In thousands)	2022	2022
Work in progress	$58,269	$43,546
Finished goods	52,106	24,048
Total inventories, net	$110,375	$67,594

Accrued Liabilities

Included in Accrued liabilities in the Consolidated Balance Sheets are the following balances:

	December 31,	January 1,
(In thousands)	2022	2022
Contract liability under ASC 606	$17,666	$4,768
Liability for non-cancelable contracts	10,498	9,930
Current portion of operating lease liabilities	6,454	5,696
Liability for production materials	6,002	—
Other accrued liabilities	7,847	6,050
Total accrued liabilities	$48,467	$26,444

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

(In thousands)
Cloud based computing implementation costs as of January 2, 2021	$2,831
Costs capitalized	324
Amortization	(775)
Cloud based computing implementation costs as of January 1, 2022	$2,380
Costs capitalized	63
Amortization	(841)
Cloud based computing implementation costs as of December 31, 2022	$1,602

Note 5 - Property and Equipment

	December 31,	January 1,
(In thousands)	2022	2022
Production equipment and software	$149,787	$133,039
Leasehold improvements	12,416	12,960
Office furniture and equipment	1,760	2,000
	163,963	147,999
Accumulated depreciation and amortization	(116,349)	(109,905)
	$47,614	$38,094

For fiscal years 2022, 2021, and 2020 depreciation and amortization expense for property and equipment was $13.8 million, $12.0 million, and $11.8 million, respectively.

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	December 31,	January 1,
(In thousands)	2022	2022
United States	$29,118	$26,509

Taiwan	10,732	6,555
Philippines	3,596	2,498
China	2,229	1,643
Other	1,939	889
Total foreign property and equipment, net	18,496	11,585
Total property and equipment, net	$47,614	$38,094

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

Purchase consideration was allocated to the tangible and intangible assets and liabilities assumed on the basis of the respective estimated fair values on the acquisition date. The fair values of the assets acquired and liabilities assumed in the acquisition of Mirametrix, by major class, were recognized as follows:

(In thousands)	Estimated Fair Value
Assets acquired:
Cash and cash equivalents	$437
Accounts receivable	3,265
Other current assets	262
Property and equipment	156
Intangible assets	24,800
Goodwill	47,844
Total assets acquired	76,764
Liabilities assumed
Accounts payable	21
Accrued liabilities	5
Accrued payroll obligations	247
Long-term liabilities	7,955
Total liabilities assumed	8,228
Fair value of net assets acquired	$68,536

The following table presents details of the identified intangible assets acquired through the acquisition of Mirametrix, as of November 12, 2021:

	Useful Life	Fair Value
	(In years)	(In thousands)
Existing technology	7	$13,500
Customer relationships	7	9,800
Trade name / trademarks	10	1,500
Total identified intangible assets subject to amortization		$24,800

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

The goodwill balance of approximately $315.4 million at December 31, 2022 is comprised of approximately $267.5 million from prior acquisitions combined with the approximately $47.8 million from the acquisition of Mirametrix. No impairment charges relating to goodwill were recorded for fiscal 2022, 2021, or 2020.

Note 7 - Intangible Assets

In connection with our acquisitions of Mirametrix, Inc. in November 2021, Silicon Image, Inc. in March 2015, and SiliconBlue Technologies, Inc. in December 2011, we recorded identifiable intangible assets related to developed technology, customer relationships, licensed technology, patents, and in-process research and development based on guidance for determining fair value under the provisions of ASC 820, "Fair Value Measurements." We are amortizing the intangible assets using the straight-line method over their estimated useful lives. Additionally, we have entered into license agreements for third-party technology and recorded them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives. No impairment charges relating to acquired intangible assets were recorded for fiscal 2022, 2021, or 2020.

The following tables summarize the details of our Intangible assets, net as of December 31, 2022 and January 1, 2022:

	December 31, 2022
(In thousands)	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net
Existing technology	5.1	$124,487	$(113,157)	$11,330
Customer relationships	6.1	32,734	(24,509)	8,225
Trade name / trademarks	10.0	1,500	(169)	1,331
Licensed technology	6.3	6,671	(2,487)	4,184
Total identified intangible assets		$165,392	$(140,322)	$25,070

	January 1, 2022
(In thousands)	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net
Existing technology	5.1	$124,487	$(111,090)	$13,397
Customer relationships	6.1	32,734	(22,947)	9,787
Trade name / trademarks	10.0	1,500	(19)	1,481
Licensed technology	6.3	6,551	(1,434)	5,117
Total identified intangible assets		$165,272	$(135,490)	$29,782

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Year Ended
	December 31,	January 1,	January 2,
(In thousands)	2022	2022	2021
Research and development	$1,054	$901	$124
Amortization of acquired intangible assets	3,778	2,613	4,449
	$4,832	$3,514	$4,573

The annual expected amortization expense of acquired intangible assets is as follows:

Fiscal year	(In thousands)
2023	$4,522
2024	4,310
2025	4,263
2026	4,261
2027	4,197
Thereafter	3,517
Total	$25,070

Note 8 - Long-Term Debt

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

With the amendment of our 2019 Credit Agreement pursuant to the 2022 Credit Agreement, we capitalized $0.9 million of the new debt costs, and expensed $0.7 million of debt costs and existing original issue discount ("OID") as a loss on refinancing in Other (expense) income, net on our Consolidated Statements of Operations for fiscal 2022. We determine the Current portion of long-term debt, if any, as the sum of the required debt payments to be made over the next twelve months, reduced by the OID and the debt issuance costs to be amortized over the next twelve months.

The revolving loans under the 2022 Credit Agreement may be repaid and reborrowed at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loans on September 1, 2027. During fiscal 2022, we made principal payments totaling $28.8 million, including a discretionary payment of $20 million on the revolving loans outstanding under the 2022 Credit Agreement and required quarterly installments totaling $8.8 million on the term loans outstanding under the 2019 Credit Agreement.

The fair value of our long-term debt approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

	December 31,	January 1,
(In thousands)	2022	2022
Principal amount	$130,000	$158,750
Unamortized original issuance discount and debt costs	(1,248)	(817)
Less: Current portion of long-term debt	—	(17,173)
Long-term debt, net of current portion and unamortized debt issue costs	$128,752	$140,760

Interest expense related to our long-term debt is included in Interest expense on our Consolidated Statements of Operations as follows:

	Year Ended
	December 31,	January 1,	January 2,
(In thousands)	2022	2022	2021
Contractual interest	$4,500	$2,304	$3,319
Amortization of original issuance discount and debt costs	310	362	400
Total interest expense related to long-term debt	$4,810	$2,666	$3,719

Note 9 - Restructuring

In September 2022, our management approved and implemented additional contract cancellations and headcount reductions under the Q2 2019 Sales Plan, an internal restructuring plan that our management approved and executed in April 2019. The Q2 2019 Sales Plan focused on a restructuring of the global sales organization through cancellation of certain contracts and a workforce reduction. With these actions, we incurred approximately $1.0 million of incremental restructuring costs in fiscal 2022. Under this plan, no restructuring expense was incurred during fiscal 2021, and we incurred restructuring expense of approximately $0.1 million during fiscal 2020. Under this plan, approximately $3.1 million of total expense has been incurred through December 31, 2022. All actions planned under the Q2 2019 Sales Plan have been implemented.

In March 2020, our management approved and executed an internal restructuring plan (the “Q1 2020 Plan”), which included a workforce reduction in order to reduce our operating cost structure by leveraging our low-cost regions as well as enhancing efficiency. Under this plan, we recorded a credit of approximately $0.1 million during fiscal 2022, and we incurred restructuring expense of approximately $0.2 million and $2.0 million, respectively, during fiscal 2021 and 2020. Approximately $2.1 million of total expense has been incurred through December 31, 2022 under the Q1 2020 Plan. All actions planned under the Q1 2020 Plan have been implemented.

In June 2017, our Board of Directors approved an internal restructuring plan (the "June 2017 Plan"), which included actions, among others, to reconfigure our use of certain leased properties. Under the June 2017 Plan, we incurred approximately $1.1 million of incremental restructuring costs in fiscal 2022 related to an impairment of the operating lease right-of-use asset for our partially vacated facility in San Jose, California. Including these charges, we incurred restructuring expense of approximately $1.6 million during fiscal 2022, and we incurred restructuring expense of approximately $0.7 million and $1.9 million, respectively, during fiscal 2021 and 2020. Under this plan, we have incurred approximately $23.3 million of total expense through December 31, 2022. All actions planned under the June 2017 Plan have been implemented.

These expenses and credits were recorded to Restructuring charges on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accrued liabilities and Other long-term liabilities on our Consolidated Balance Sheets.

The following table displays the activity related to the restructuring plans described above:

(In thousands)	Severance & Related (1)	Lease Termination & Fixed Assets	Other (2)	Total
Accrued Restructuring at December 28, 2019	$160	$6,585	$865	$7,610
Restructuring charges	1,669	1,896	372	3,937
Costs paid or otherwise settled	(1,583)	(248)	(573)	(2,404)
Accrued Restructuring at January 2, 2021	$246	$8,233	$664	$9,143
Restructuring charges	250	690	—	940
Costs paid or otherwise settled	(245)	(1,793)	(664)	(2,702)
Accrued Restructuring at January 1, 2022	$251	$7,130	$—	$7,381
Restructuring charges	303	1,608	640	2,551
Costs paid or otherwise settled	(154)	(2,846)	—	(3,000)
Accrued Restructuring at December 31, 2022	$400	$5,892	$640	$6,932

(1)	Includes employee relocation costs and outplacement costs
(2)	Includes termination fees on the cancellation of certain contracts

Note 10 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center, all of which are leased under operating leases that expire at various times through 2028. Our leases have remaining lease terms of 1 to 6 years, some of which include options to extend for up to 5 years, and some of which include options to terminate within 1 year. The weighted-average remaining lease term was 3.5 years and the weighted-average discount rate was 5.4% as of December 31, 2022. We recorded fixed operating lease expense of $7.6 million, $7.9 million, and $7.6 million, respectively, for fiscal 2022, 2021, and 2020.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during fiscal 2022:

Operating lease right-of-use assets	(In thousands)
Balance as of January 1, 2022	$23,818
Right-of-use assets obtained for new lease contracts during the period	2,134
Amortization of right-of-use assets during the period	(6,512)
Impairment of right-of use asset during the period (recorded in Restructuring charges)	(1,149)
Adjustments for present value and foreign currency effects	(701)
Balance as of December 31, 2022	$17,590

Operating lease liabilities	(In thousands)
Balance as of January 1, 2022	$24,944
Lease liabilities incurred for new lease contracts during the period	2,134
Accretion of lease liabilities	1,087
Operating cash used by payments on lease liabilities	(7,419)
Adjustments for present value and foreign currency effects	(674)
Balance as of December 31, 2022	20,072
Less: Current portion of operating lease liabilities (included in Accrued liabilities)	(6,454)
Long-term operating lease liabilities, net of current portion	$13,618

Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $5.9 million at December 31, 2022 and continued to be recorded in Other long-term liabilities on our Consolidated Balance Sheets.

Maturities of operating lease liabilities as of December 31, 2022 are as follows:

Fiscal year	(In thousands)
2023	7,536
2024	6,042
2025	4,140
2026	2,522
2027	1,110
Thereafter	934
Total lease payments	22,284
Less: amount representing interest	(2,212)
Total lease liabilities	$20,072

Note 11 - Stock-Based Compensation Plans

Employee and Director Stock Options, Restricted Stock, and ESPP Plans

We have two active equity incentive plans, the "2013 Incentive Plan" and the "2011 Non-Employee Director Equity Incentive Plan", under which shares remain available for grants to employees and non-employee directors, respectively. In addition, we have made grants of inducement awards to certain executives and employees that are granted outside of, but governed by, the 2013 Incentive Plan. "Incentive stock options" under Section 422 of the U.S. Internal Revenue Code and restricted stock unit ("RSU") grants are part of our equity compensation practices for employees who receive equity grants. Options and RSUs generally vest quarterly over a four-year period beginning on the grant date. The contractual terms of options granted do not exceed ten years.

In May 2012, the Company's stockholders approved the 2012 Employee Stock Purchase Plan ("2012 ESPP"), which authorizes the issuance of 3.0 million shares of common stock to eligible employees to purchase shares of common stock through payroll deductions, which cannot exceed 10% of an employee's compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period. We have treated the 2012 ESPP as a compensatory plan. At December 31, 2022, a total of 1.0 million shares of our common stock were available for future purchases under the 2012 ESPP.

At December 31, 2022, a total of 5.0 million shares of our common stock were available for future grants under the 2013 Incentive Plan and the 2011 Non-Employee Director Equity Incentive Plan. Following our 2018 Shareholder meeting, a share ratio of 2.2:1 was applied to the 2013 Incentive Plan. This ratio takes two and two-tenths shares out of the 2013 Plan for every one full value share granted. During fiscal 2022, a total of 2.5 million shares were adjusted out of the 2013 Plan. Shares subject to stock option grants that expire or are canceled, without delivery of such shares, generally become available for re-issuance under equity incentive plans.

Stock-Based Compensation Expense

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Year Ended
	December 31,	January 1,	January 2,
(In thousands)	2022	2022	2021
Cost of revenue	$3,674	$3,049	$3,179
Research and development	19,645	14,563	10,124
Selling, general, and administrative	32,211	28,863	27,069
Total stock-based compensation	$55,530	$46,475	$40,372

ESPP and Stock Options

The fair values of the shares expected to be issued under the employee stock purchase plan and of each option award on the date of grant were estimated using the Black-Scholes valuation model and the assumptions noted in the following table. No new stock options were granted during fiscal 2022, 2021, or 2020. The expected volatility of both ESPP shares and stock options is based on the daily historical volatility of our stock price, measured over the ESPP purchase period or the expected term of the option. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option. The expected term is based on historical vested option exercises and includes an estimate of the expected term for options that are fully vested and outstanding. Dividend yield has no valuation impact, as we have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future.

The following table summarizes the assumptions used in the valuation of ESPP compensation for the periods presented:

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Employee Stock Purchase Plan
Weighted average expected volatility	60.3%	39.9%	48.2%
Weighted average risk-free interest rate	3.74%	0.07%	0.89%
Expected term (in months)	6	6	6

The weighted average fair values for the ESPP, calculated using the Black-Scholes option pricing model with the noted assumptions for the ESPP, were $15.25, $13.04, and $6.62 for fiscal years 2022, 2021, and 2020, respectively.

At December 31, 2022, there was no unrecognized compensation cost related to unvested employee and director stock options. Compensation expense for all stock-based compensation awards is recognized using the straight-line method. We recorded stock compensation expense related to the ESPP of approximately $1.5 million, $1.2 million, and $1.0 million in fiscal 2022, 2021, and 2020, respectively. Related to stock options, we recorded no expense in fiscal 2022, and approximately $1.0 million and $2.0 million, in fiscal 2021 and 2020, respectively.

The following table summarizes our stock option activity and related information for the year ended December 31, 2022:

(Shares and aggregate intrinsic value in thousands)	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Balance, January 1, 2022	1,367	$6.62
Granted	—	—
Exercised	(448)	6.48
Forfeited or expired	(1)	5.01
Balance, December 31, 2022	918	$6.70
Vested and expected to vest at December 31, 2022	918	$6.70	1.93	$53,433
Exercisable, December 31, 2022	918	$6.70	1.93	$53,433

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that day. This amount changes based on the fair market value of the Company's stock. Total intrinsic value of options exercised for fiscal 2022, 2021, and 2020 was $24.3 million, $44.7 million, and $21.5 million, respectively.

Time-Based Restricted Stock Unit Awards

The following table summarizes the activity for our time-based RSUs for the year ended December 31, 2022:

(Shares in thousands)	Shares	Weighted average grant date fair value
Balance, January 1, 2022	2,188	$31.85
Granted	843	62.23
Vested	(1,132)	24.34
Forfeited or expired	(78)	41.21
Balance, December 31, 2022	1,821	$50.18

At December 31, 2022, there was $81.6 million of unrecognized compensation expense related to unvested time-based RSUs. Compensation expense for RSUs is recognized using the straight-line method over the related vesting period. In fiscal 2022, 2021, and 2020, we recorded stock compensation expense related to time-based RSUs of approximately $30.1 million, $21.7 million, and $16.6 million, respectively.

Market-Based and Performance-Based Awards

In 2020 through 2022, we granted awards of RSUs with either a market condition or a performance condition to certain executives.

Market-Based and Performance-Based Awards — Grants

In the first quarters of fiscal 2022, 2021 and 2020, we granted awards of RSUs with a market condition to certain executives. Under the terms of these grants, the RSUs with a market condition vest over a three-year period based on the Company’s total shareholder return ("TSR") relative to the Russell 2000 index, which condition is measured for the 2022 and 2021 grants on the third anniversary of the grant date, and measured for one-half of the 2020 grants on the second and third anniversary of the grant date. The awards may vest at 250% or 200%, depending upon the executive, if the 75th percentile of the market condition is achieved, with 100% of the units vesting at the 55th percentile, zero vesting if relative TSR is below the 25th percentile, and vesting scaling for achievement between the 25th and 75th percentile.

In the first quarter of fiscal 2021, we also granted awards of RSUs with a performance condition to certain executives, to specifically drive additional executive attention and focus on the Company’s revenue growth priorities. Under the terms of these grants, the RSUs with a performance condition will vest based on the Company generating specified levels of year-over-year revenue growth, which will be measured annually for one-fourth of the grants after each fiscal year-end through the end of fiscal 2024. Vesting of these awards scales for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 200%. Vesting of each tranche of these awards occurs 13 months after the performance conditions is met, and the entire award cannot be fully earned until five years from grant. For the first and second tranches of these awards, the Company had met the year-over-year revenue growth performance criteria at the 200% level of achievement as of January 1, 2022 and December 31, 2022, respectively.

Market-Based and Performance-Based Awards — Vesting

During fiscal 2022, the market condition for awards granted to certain executives in previous years exceeded the 75th percentile of their TSR condition, and applicable tranches of these awards vested at 250% or 200% for the respective executives. Also during fiscal 2022, the fifth and sixth tranches of 40% and 70%, respectively, of the base number of the awards with an EBITDA performance condition vested, as the Company had met the adjusted EBITDA performance criteria on a trailing four-quarter basis for two consecutive trailing four-quarter periods as of the end of the respective measurement periods.

During fiscal 2021, the market condition for awards granted to certain executives in previous years exceeded the 75th percentile of their TSR condition, and applicable tranches of these awards vested at 250% or 200% for the respective executives. Also during fiscal 2021, the second and third tranches, each 33.3% of the base number of the awards with an EBITDA performance condition vested and released, as the Company had met the adjusted EBITDA performance criteria on a trailing four-quarter basis for two consecutive trailing four-quarter periods as of the end of the respective measurement periods. Additionally, as of January 1, 2022, the Company had met the next adjusted EBITDA performance criteria on a trailing four-quarter basis for two consecutive trailing four-quarter periods, and the fourth tranche of the awards with an EBITDA performance condition qualified for vesting at 40% of the base number.

During fiscal 2020, the market condition for awards granted to certain executives in previous years exceeded the 75th percentile of their TSR condition, and annual tranches of these awards vested at 250% or 200%, and applicable tranches of these awards vested at 250% or 200% for the respective executives. Also during fiscal 2020, the first tranche of 33.3% of the base number of the awards with an EBITDA performance condition vested, as the Company had met the adjusted EBITDA performance criteria on a trailing four-quarter basis for two consecutive trailing four-quarter periods as of the end of the measurement period.

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

For our awards with a market condition or a performance condition, we incurred stock compensation expense, including the effect of the modification in the first quarter of fiscal 2020, of approximately $24.0 million, $22.1 million, and $20.8 million in fiscal years 2022, 2021, and 2020, respectively, which is recorded as a component of total stock-based compensation. At December 31, 2022, there was $21.6 million of unrecognized compensation expense related to unvested RSUs with a market condition or a performance condition. Awards with a TSR market condition were valued using a Monte Carlo simulation model.

The following table summarizes the assumptions used at the grant date in the valuation of RSUs with a market or performance condition:

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Executive RSUs with a market condition or performance condition
Weighted average expected volatility	51.44%	50.37% to 52.11%	42.38%
Weighted average risk-free interest rate	1.67%	0.22% to 0.77%	1.40%
Expected term (years)	3.00	3.00 to 5.00	3.00

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Shares	Weighted average grant date fair value
Balance, January 1, 2022	1,246	$41.23
Granted	183	96.63
Effect of vesting multiplier	642
Vested	(1,086)	20.38
Balance, December 31, 2022	985	$60.15

Note 12 - Common Stock Repurchase Program

On August 8, 2022, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $150 million of outstanding common stock could be repurchased from time to time (the "2023 Repurchase Program"). The duration of the 2023 Repurchase Program is through the end of December 2023. Under the 2023 Repurchase Program during the fourth quarter of fiscal 2022, we repurchased 288,652 shares for $20.0 million, or an average price paid per share of $69.27. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2023 Repurchase Program were retired by the end of the fourth quarter of fiscal 2022. As of December 31, 2022, the remaining portion of the amount authorized for the 2023 Repurchase Program is approximately $129.7 million. We repurchased a total of 1,951,934 shares for $110.1 million, or an average price paid per share of $56.42, during fiscal year 2022.

Note 13 - Income Taxes

We are subject to federal and state income tax as well as income tax in the various foreign jurisdictions in which we operate.

The domestic and foreign components of Income before income taxes were as follows:

	Year Ended
	December 31,	January 1,	January 2,
(In thousands)	2022	2022	2021
Domestic	$30,362	$24,003	$11,772
Foreign	151,750	73,623	36,684
Income before taxes	$182,112	$97,626	$48,456

The components of Income tax expense are as follows:

	Year Ended
	December 31,	January 1,	January 2,
(In thousands)	2022	2022	2021
Current:
Federal	$748	$445	$54
State	265	45	68
Foreign	3,637	1,538	1,025
	4,650	2,028	1,147
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1,420)	(324)	(83)
	(1,420)	(324)	(83)
Income tax expense	$3,230	$1,704	$1,064

Income tax expense differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
	%	%	%
Statutory federal rate	21	21	21
Adjustments for tax effects of:
State taxes, net	(2)	(4)	(4)
Federal tax credits	(1)	(3)	(3)
Excess tax benefit from stock compensation	—	(8)	(10)
Foreign rate differential	(16)	(14)	(12)
U.S. tax on foreign operations	33	3	15
Foreign withholding taxes	1	1	3
Capital loss expiration	1	3	—
Other deferred tax asset adjustment	—	—	3
Valuation allowance	(33)	8	(13)
Change in uncertain tax benefit accrual	(2)	(5)	2
Effective income tax rate	2	2	2

We updated our evaluation of the valuation allowance position in the United States through December 31, 2022 and concluded that we should continue to maintain a full valuation allowance against the net federal and state deferred tax assets. In making this evaluation, we considered the uncertain stability of the current economic and operating environment and estimates about our ability to generate taxable income in future periods within the United States. We will continue to evaluate both positive and negative evidence in future periods to determine if we will realize the net deferred tax assets. We don't have a valuation allowance in any foreign jurisdictions as we have concluded it is more likely than not that we will realize the net deferred tax assets in future periods.

The components of our net deferred tax assets and liabilities are as follows:

(In thousands)	December 31, 2022	January 1, 2022
Deferred tax assets:
Intangible assets	$6,264	$8,236
Net operating loss carry forwards	15,362	88,254
Tax credit carry forwards	103,092	93,095
Accrued liabilities and reserves	12,932	6,590
Stock-based and deferred compensation	3,769	4,477
Other	5,031	6,615
Total deferred tax assets	146,450	207,267
Less: valuation allowance	(140,533)	(200,438)
Net deferred tax assets	5,917	6,829
Deferred tax liabilities:
Fixed assets	2,058	2,379
Unremitted earnings	2,498	2,128
Other	8,134	9,969
Total deferred tax liabilities	12,690	14,476
Net deferred taxes	$(6,773)	$(7,647)

Reported as:
Deferred tax assets (included in Other long-term assets)	$1,022	$953
Deferred tax liabilities (included in Other long-term liabilities)	(7,795)	(8,600)
Net deferred taxes	$(6,773)	$(7,647)

The following table displays the activity related to changes in our valuation allowance for deferred tax assets:

Fiscal Years Ended	Balance at beginning	Charged (Credit) to costs and	Charged (credit) to other	Balance at end of
(In thousands)	of period	expenses	accounts	period
December 31, 2022	$200,438	$(59,905)	$—	$140,533
January 1, 2022	$192,478	$7,960	$—	$200,438
January 2, 2021	$198,499	$(6,021)	$—	$192,478

At December 31, 2022, we had U.S. federal net operating loss ("NOL") carryforwards (pretax) of approximately $16.3 million which do not expire. We had state NOL carryforwards (pretax) of approximately $142.0 million that substantially all expire at various dates from 2023 through 2041. We also had federal credit carryforwards of $59.1 million that expire at various dates from 2023 through 2042, and $75.0 million state credit carryforwards, of which substantially all do not expire.

Future utilization of federal and state net operating losses and tax credit carry forwards may be limited if cumulative changes to ownership exceed 50% within any three-year period. However, if there is a significant change in ownership, future tax attribute utilization may be limited and NOL carryforwards and/or R&D credits will be reduced to reflect the limitation.

Foreign earnings may be subject to withholding taxes in local jurisdictions if they are distributed. At December 31, 2022, U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $3.0 million of the undistributed earnings of our foreign subsidiaries. We intend to reinvest these earnings indefinitely.

At December 31, 2022 and January 1, 2022, our unrecognized tax benefits associated with uncertain tax positions were $58.9 million and $56.2 million, respectively, of which $56.3 million and $54.0 million, respectively, if recognized, would affect the effective tax rate, subject to valuation allowance. As of December 31, 2022 and January 1, 2022, interest and penalties associated with unrecognized tax benefits were $10.6 million and $9.6 million, respectively, which are not reflected in the table below. We accrue interest and penalties related to uncertain tax positions in Income tax expense.

The following table summarizes the changes to unrecognized tax benefits for the fiscal years presented:

(In thousands)
Balance at December 28, 2019	$56,962
Additions based on tax positions related to the current year	548
Additions based on tax positions of prior years	628
Reduction for tax positions of prior years	—
Reduction as a result of lapse of applicable statute of limitations	(2,401)
Balance at January 2, 2021	55,737
Additions based on tax positions related to the current year	1,156
Additions based on tax positions of prior years	1,130
Additions due to acquisition	977
Settlements	(51)
Reduction as a result of lapse of applicable statute of limitations	(2,718)
Balance at January 1, 2022	56,231
Additions based on tax positions related to the current year	1,594
Additions based on tax positions of prior years	2,798
Settlements	(148)
Reduction as a result of lapse of applicable statute of limitations	(1,586)
Balance at December 31, 2022	$58,889

Our liability for uncertain tax positions (including penalties and interest) was $21.6 million at both December 31, 2022 and January 1, 2022 and is recorded as a component of Other long-term liabilities on our Consolidated Balance Sheets. The remainder of our uncertain tax position exposure of $47.9 million and $44.2 million at December 31, 2022 and January 1, 2022, respectively, is netted against deferred tax assets.

At December 31, 2022, it is reasonably possible that $1.0 million of unrecognized tax benefits and $0.2 million of associated interest and penalties could be recognized during the next twelve months.

The years that remain subject to examination are 2017 for federal and state income taxes, and 2016 for foreign income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward amount. Our Singapore 2020 income tax return is currently under examination.

Note 14 - Employee Benefit Plans

Qualified Investment Plan

In 1990, we adopted a 401(k) tax-deferred savings plan, which provides all employees in the United States who meet certain eligibility requirements with an opportunity to accumulate funds for retirement. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The plan does not allow investments in the Company's common stock. The plan allows for the Company to make discretionary matching contributions in cash. We recorded matching contributions of approximately $2.8 million, $2.6 million, and $2.4 million in fiscal years 2022, 2021, and 2020, respectively.

Cash Incentive Plans

For 2022, 2021, and 2020, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, approved the Cash Incentive Plan (the “Cash Plans”) for the respective fiscal year. The chief executive officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, together with all other employees of the Company not on the Company's sales incentive plan are eligible to participate in the Cash Plans. Under the Cash Plans, individual cash incentive payments for the eligible employees will be based both on Company financial performance, as measured by achievement of operating income (before incentive plan accruals) and revenue goals within specified ranges established by the Compensation Committee, and Company performance, as measured by the achievement of personal management objectives. The Compensation Committee determines the performance of the chief executive officer, the chief financial officer and other participants based on the achievement of the management objectives established by the Compensation Committee during the first quarter of the respective fiscal year. We recorded approximately $25.2 million, $18.0 million, and $7.9 million of expense under the Cash Plans in fiscal 2022, 2021, and 2020, respectively.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lattice Semiconductor Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lattice Semiconductor Corporation (the Company) as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the periods ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Inventory Valuation

Description of the Matter

The Company's net inventory totaled $110.4 million as of December 31, 2022. As explained in “Note 1 - Basis of Presentation and Significant Accounting Policies” within the consolidated financial statements, the Company records inventory at the lower of cost or net realizable value, and writes down inventories to net realizable value if it is obsolete or if quantities are in excess of projected customer demand.

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

February 17, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lattice Semiconductor Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Lattice Semiconductor Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lattice Semiconductor Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

February 17, 2023

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the filing of this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that we accumulate and communicate correct information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls are effective as of December 31, 2022.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2022, the Company's internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has audited the Company's internal control over financial reporting and has issued its opinion on the effectiveness of the Company's internal control over financial reporting, which appears on page 60 in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We do not believe there has been any material impact to our internal controls over financial reporting notwithstanding that most of our employees are working remotely due to the COVID-19 pandemic. We continue to monitor and assess the COVID-19 situation on our internal controls to address any potential impact on their design and operating effectiveness.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement (the “Proxy Statement”) for the 2023 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we will file not later than 120 days after the end of the fiscal year covered by this report. With the exception of the information expressly incorporated by reference from the Proxy Statement, the Proxy Statement is not to be deemed filed as a part of this report.

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

We have adopted a Code of Conduct that applies to all of our directors, employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, consultants, contractors, and agents. The Code of Conduct is posted on our website at www.latticesemi.com. In fiscal 2022, we rescinded our Director Code of Ethics and  expanded our Code of Conduct to cover directors, consultants, and agents. In addition, we revised our Code of Conduct to provide general guidance on how to handle ethical business decisions, and to expand and/or clarify provisions in the Code of Conduct related to antitrust, conflicts of interest, improper conduct and activities, and public disclosures. We also revised our Corporate Governance Policies to incorporate any items previously addressed in the Director Code of Conduct that the revised Code of Conduct did not address. Amendments to the Code of Conduct or any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules, if any, will be disclosed on our website at www.latticesemi.com.

Information about our Corporate Governance Policies and written committee charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee are available free of charge on the Company's website at www.latticesemi.com and are available in print to any shareholder upon request.

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

(2) Exhibits

Exhibit Number	Description

3.1	The Company’s Restated Certificate of Incorporation, as amended on June 4, 2009 (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed June 4, 2009).

3.2	The Company’s Bylaws, as amended as of April 29, 2022 (Incorporated by reference to Exhibit 3.1 filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).

4.1	Description of Securities.

10.1*

Form of Indemnification Agreement executed by each director and executive officer of the Company and certain other officers and employees of the Company and its subsidiaries (Incorporated by reference to Exhibit 10.41 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

10.2*	Form of Notice of Grant of Restricted Stock Units to Executive Officer (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.3*	Lattice Semiconductor Corporation 2012 Employee Stock Purchase Plan (incorporated by reference to Annex 1 to the Company's Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Stockholders filed on April 12, 2012).

10.4*	Lattice Semiconductor Corporation 2011 Non-Employee Director Equity Incentive Plan. (Incorporated by reference to Exhibit 99.2 filed with the Company’s Registration Statement on Form S-8 filed June 25, 2019).

10.5*	Form of 2011 Non-Employee Director Equity Incentive Plan Outside Director Option Agreement.

10.6*	Form of 2011 Non-Employee Director Equity Incentive Plan Restricted Stock Unit Agreement.

10.7*	Lattice Semiconductor Corporation 2013 Incentive Plan, as amended and restated (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 23, 2020).

10.8*	Form of 2013 Incentive Plan Stock Option Agreement.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

Exhibit Number	Description

10.9*	Form of 2013 Incentive Plan Restricted Stock Unit Agreement.

10.10*	Form of 2013 Incentive Plan Stock Option Agreement (Performance-Based Option).

10.11*	Form of 2013 Incentive Plan Notice of Performance-Based Restricted Stock Unit Award and Global Performance-Based Restricted Stock Unit Agreement (TSR Performance Basis).

10.12*	Form of 2013 Incentive Plan Notice of Performance-Based Restricted Stock Unit Award and Global Performance-Based Restricted Stock Unit Agreement (Revenue Growth Performance Basis).

10.13	Amended and Restated Credit Agreement, dated as of September 1, 2022, by and among Lattice Semiconductor Corporation, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed September 2, 2022).

10.14*	Lattice Semiconductor Corporation 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.9 filed with the Company’s Annual Report on Form 10-K filed on February 26, 2021).

10.15*	Lattice Semiconductor Corporation 2021 Cash Incentive Plan (incorporated by reference to Exhibit 10.9 filed with the Company’s Annual Report on Form 10-K filed on February 23, 2022).

10.16*	Lattice Semiconductor Corporation 2022 Cash Incentive Plan.

10.17*	Amended Employment Agreement, by and between Lattice Semiconductor Corporation and James R. Anderson, effective February 21, 2020. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on February 24, 2020).

10.18*	Form of Amended Employment Agreement (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on February 24, 2020).

10.19*

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

10.22	Credit Agreement, dated as of May 17, 2019, by and among Lattice Semiconductor Corporation, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed May 20, 2019).

10.23	Office Lease, effective as of October 21, 2014, between 555 SW Oak, LLC and Lattice Semiconductor Corporation (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed October 27, 2014).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

24.1	Power of Attorney (reference is made to the signature page hereto).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)
By:	/s/ Sherri Luther
Sherri Luther Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Date:	February 17, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date

Principal Executive
Officer
/s/ James Anderson		February 17, 2023
James Anderson	President, Chief Executive Officer, and Director

Principal Financial and
Accounting Officer
/s/ Sherri Luther		February 17, 2023
Sherri Luther	Chief Financial Officer
Directors

/s/ Robin Abrams		February 17, 2023
Robin Abrams	Director

/s/ Doug Bettinger		February 17, 2023
Doug Bettinger	Director

/s/ Mark Jensen		February 17, 2023
Mark Jensen	Director

/s/ Anjali Joshi		February 17, 2023
Anjali Joshi	Director

/s/ James Lederer		February 17, 2023
James Lederer	Director

/s/ Jeff Richardson		February 17, 2023
Jeff Richardson	Director

/s/ Raejeanne Skillern		February 17, 2023
Raejeanne Skillern	Director