Form 10-Q
period 2023-04-01
LATTICE SEMICONDUCTOR CORP
filed 2023-05-02
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 1, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of common stock outstanding as of April 25, 2023	137,648,760

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

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; future impacts of global pandemics, epidemics, and other public health problems; future impacts of the ongoing military conflict between Ukraine and Russia and the outbreak of new, or expansion of current, military conflicts or terrorism; the impact of any continuing trade or travel restrictions on the export and import of products between the U.S. and China; the impact of any deterioration in relations between Taiwan and China, and other factors affecting military, political, or economic conditions in Taiwan or elsewhere in Asia; the impact of tariffs, trade sanctions, license requirements or similar actions on our suppliers and customers; the impact of inflationary pressures; our business strategy; our opportunities to increase our addressable market; our expectations and strategies regarding market trends and opportunities, including market segment drivers such as 5G communications infrastructure deployments, datacenter servers and networking equipment, client computing platforms, industrial Internet of Things, factory automation, robotics, automotive electronics, smart homes, prosumers, and other applications; our expectations regarding our customer base and the impacts of our customers’ actions on our business; our expectations regarding both new and existing product offerings; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our future investments in research and development; future financial results or accounting treatments; our judgments involved in accounting matters, including revenue recognition, inventories and cost of revenue, and income taxes; actions we may take regarding the design and continued effectiveness of our internal controls over financial reporting; our use of cash; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; whether we will consider and act upon acquisition opportunities to extend our product, technology and product offerings, and the impact of such opportunities on our business; our expectations regarding taxes, including unrecognized tax benefits, and tax adjustments and allowances; whether we will pursue future stock repurchases and how any future repurchases will be funded; our ability to prevent and respond to information technology system failures, security breaches and incidents, cyber-attacks or fraud; the impact of laws and regulations addressing privacy, data protection, and cybersecurity and our ability to comply with the same; and our beliefs regarding legal proceedings.

These forward-looking statements are based on estimates and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those statements expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include the effects of pandemics, such as COVID-19, or widespread global health problems and the actions by governments, businesses, and individuals in response to the situation, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; global economic conditions and uncertainty, including as a result of trade-related restrictions or tariffs, inflationary pressures, or the effect of any downturn in the economy on capital markets and credit markets; and other factors more fully described herein or that are otherwise described from time to time in our filings with the Securities and Exchange Commission ("SEC"), including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 17, 2023 and any additional or updated risk factors discussed in any subsequent Quarterly Report on Form 10-Q filed since that date.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	April 1,	April 2,
(In thousands, except per share data)	2023	2022
Revenue	$184,310	$150,515
Cost of revenue	55,709	49,748
Gross margin	128,601	100,767
Operating expenses:
Research and development	35,989	32,555
Selling, general, and administrative	32,578	28,771
Amortization of acquired intangible assets	870	1,169
Restructuring charges	30	54
Acquisition related charges	—	455
Total operating expenses	69,467	63,004
Income from operations	59,134	37,763
Interest expense, net	(555)	(708)
Other (expense) income, net	(95)	(22)
Income before income taxes	58,484	37,033
Income tax expense	2,561	955
Net income	$55,923	$36,078

Net income per share:
Basic	$0.41	$0.26
Diluted	$0.40	$0.26

Shares used in per share calculations:
Basic	137,418	137,500
Diluted	140,101	141,281

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	April 1,	April 2,
(In thousands)	2023	2022
Net income	$55,923	$36,078
Other comprehensive income (loss):
Translation adjustment	189	(253)
Comprehensive income	$56,112	$35,825

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	April 1,	December 31,
(In thousands, except share and par value data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$112,136	$145,722
Accounts receivable, net of allowance for credit losses	90,822	94,018
Inventories, net	117,079	110,375
Prepaid expenses and other current assets	28,843	29,052
Total current assets	348,880	379,167
Property and equipment, less accumulated depreciation of $117,815 at April 1, 2023 and $116,349 at December 31, 2022	51,086	47,614
Operating lease right-of-use assets	16,054	17,590
Intangible assets, net	23,930	25,070
Goodwill	315,358	315,358
Other long-term assets	12,321	13,914
Total assets	$767,629	$798,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,843	$42,036
Accrued liabilities	40,661	48,467
Accrued payroll obligations	15,654	36,870
Total current liabilities	97,158	127,373
Long-term debt	103,819	128,752
Long-term operating lease liabilities, net of current portion	12,012	13,618
Other long-term liabilities	39,666	41,807
Total liabilities	252,655	311,550
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 137,637,000 shares issued and outstanding as of April 1, 2023 and 137,099,000 shares issued and outstanding as of December 31, 2022	1,376	1,371
Additional paid-in capital	570,994	599,300
Accumulated deficit	(55,171)	(111,094)
Accumulated other comprehensive loss	(2,225)	(2,414)
Total stockholders' equity	514,974	487,163
Total liabilities and stockholders' equity	$767,629	$798,713

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	April 1,	April 2,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$55,923	$36,078
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,090	7,179
Stock-based compensation expense	14,255	14,125
Amortization of right-of-use assets	1,657	1,696
Other non-cash adjustments	45	44
Changes in assets and liabilities:
Accounts receivable, net	3,196	(3,196)
Inventories, net	(6,704)	(4,179)
Prepaid expenses and other assets	368	1,292
Accounts payable	(1,193)	3,894
Accrued liabilities	(7,886)	(444)
Accrued payroll obligations	(21,216)	(11,639)
Operating lease liabilities, current and long-term portions	(1,671)	(1,645)
Net cash provided by (used in) operating activities	44,864	43,205
Cash flows from investing activities:
Capital expenditures	(8,414)	(4,426)
Cash paid for software and intellectual property licenses	(2,615)	(2,704)
Net cash provided by (used in) investing activities	(11,029)	(7,130)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(33,787)	(25,629)
Proceeds from issuance of common stock	1,235	601
Repurchase of common stock	(10,004)	(15,000)
Repayment of long-term debt	(25,000)	(4,375)
Net cash provided by (used in) financing activities	(67,556)	(44,403)
Effect of exchange rate change on cash	135	(253)
Net increase (decrease) in cash and cash equivalents	(33,586)	(8,581)
Beginning cash and cash equivalents	145,722	131,570
Ending cash and cash equivalents	$112,136	$122,989

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$1,849	$552
Operating lease payments	$2,000	$1,884
Income taxes paid, net of refunds	$413	$761
Accrued purchases of plant and equipment	$399	$963
Operating lease right-of-use assets obtained in exchange for lease obligations	$40	$314

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

The following summarizes the changes in total equity for the three-month period ended April 1, 2023:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Loss	Total
Balances, December 31, 2022	137,099	$1,371	$599,300	$(111,094)	$(2,414)	$487,163
Components of comprehensive income, net of tax:
Net income for the three months ended April 1, 2023	—	—	—	55,923	—	55,923
Other comprehensive income (loss)	—	—	—	—	189	189
Total comprehensive income						56,112
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	657	6	(32,558)	—	—	(32,552)
Stock-based compensation expense	—	—	14,255	—	—	14,255
Repurchase of common stock	(119)	(1)	(10,003)	—	—	(10,004)
Balances, April 1, 2023	137,637	$1,376	$570,994	$(55,171)	$(2,225)	$514,974

The following summarizes the changes in total equity for the three-month period ended April 2, 2022:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Loss	Total
Balances, January 1, 2022	137,239	$1,372	$701,688	$(289,976)	$(1,451)	$411,633
Components of comprehensive income, net of tax:
Net income for the three months ended April 2, 2022	—	—	—	36,078	—	36,078
Other comprehensive income (loss)	—	—	—	—	(253)	(253)
Total comprehensive income						35,825
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	602	6	(25,034)	—	—	(25,028)
Stock-based compensation expense	—	—	14,125	—	—	14,125
Repurchase of common stock	(244)	(2)	(14,998)	—	—	(15,000)
Balances, April 2, 2022	137,597	$1,376	$675,781	$(253,898)	$(1,704)	$421,555

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

Basis of Presentation and Use of Estimates

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In our opinion, they include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the SEC's rules and regulations for interim reporting. These Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 10-K").

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

We describe our accounting methods and practices in more detail in our 2022 10-K. There have been no changes to the significant accounting policies, procedures, or general information described in our 2022 10-K that have had a material impact on our consolidated financial statements and related notes. Certain prior year balances have been reclassified to conform to the current year’s presentation.

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2023 will be a 52-week year and will end on December 30, 2023, and our fiscal 2022 was a 52-week year that ended December 31, 2022. Our first quarter of fiscal 2023 and first quarter of fiscal 2022 ended on April 1, 2023 and April 2, 2022, respectively. All references to quarterly financial results are references to the results for the relevant 13-week fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue and accounts receivable. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 88% and 90% for the first quarter of fiscal 2023 and 2022, respectively. Distributors also account for a substantial portion of our net accounts receivable. Our two largest distributors accounted for 39% and 35% of net accounts receivable at April 1, 2023 and 47% and 27% of net accounts receivable at December 31, 2022.

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

A summary of basic and diluted Net income per share is presented in the following table:

	Three Months Ended
	April 1,	April 2,
(In thousands, except per share data)	2023	2022
Net income	$55,923	$36,078

Shares used in basic Net income per share	137,418	137,500
Dilutive effect of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition	2,683	3,781
Shares used in diluted Net income per share	140,101	141,281

Basic Net income per share	$0.41	$0.26
Diluted Net income per share	$0.40	$0.26

The computation of diluted Net income per share excludes the effects of stock options, restricted stock units ("RSUs"), Employee Stock Purchase Plan ("ESPP") shares, and equity awards with a market condition or performance condition that are antidilutive, aggregating approximately the following number of shares:

	Three Months Ended
	April 1,	April 2,
(In thousands)	2023	2022
Stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition excluded as they are antidilutive	141	268

Note 3 - Revenue from Contracts with Customers

Disaggregation of revenue

The following tables provide information about revenue from contracts with customers disaggregated by channel and by geographical market, based on ship-to location of our customer:

	Three Months Ended
Revenue by Channel	April 1,		April 2,
(In thousands)	2023		2022
Distributors	$161,346	88%	$135,413	90%
Direct	22,964	12%	15,102	10%
Total revenue	$184,310	100%	$150,515	100%

Revenue by Geographical Market
(In thousands)
China	55,722	30%	75,431	50%
Japan	30,017	16%	18,903	13%
Other Asia	20,016	11%	14,418	9%
Asia	105,755	57%	108,752	72%
Americas	41,903	23%	21,540	15%
Europe	36,652	20%	20,223	13%
Total revenue	$184,310	100%	$150,515	100%

Contract balances

Our contract assets relate to our rights to consideration for licenses and royalties due to us as a member of the HDMI Founders consortium. The balance results primarily from the amount of estimated revenue related to HDMI that we have recognized to date, but which has not yet been collected from the customers of the HDMI licensing agent. Contract assets are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The following table summarizes activity during the first three months of fiscal 2023:

(In thousands)
Contract assets as of December 31, 2022	$7,347
Revenues recorded during the period	2,993
Transferred to Accounts receivable or collected	(3,324)
Contract assets as of April 1, 2023	$7,016

Contract liabilities are included in Accrued liabilities on our Consolidated Balance Sheets. The following table summarizes activity during the first three months of fiscal 2023:

(In thousands)
Contract liabilities as of December 31, 2022	$17,666
Less: Product shipments from prepaid customer deposit	(11,507)
Accruals for estimated future stock rotation and scrap returns	1,611
Less: Release of accruals for recognized stock rotation and scrap returns	(1,705)
Contract liabilities as of April 1, 2023	$6,065

Note 4 - Balance Sheet Components

Accounts Receivable

Accounts receivable do not bear interest and are shown net of an allowance for expected lifetime credit losses, which reflects our best estimate of probable losses inherent in the accounts receivable balance, as described in our 2022 10-K.

	April 1,	December 31,
(In thousands)	2023	2022
Accounts receivable	$90,822	$94,018
Less: Allowance for credit losses	—	—
Accounts receivable, net of allowance for credit losses	$90,822	$94,018

Inventories

	April 1,	December 31,
(In thousands)	2023	2022
Work in progress	$68,491	$58,269
Finished goods	48,588	52,106
Total inventories, net	$117,079	$110,375

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	April 1,	December 31,
(In thousands)	2023	2022
United States	$29,557	$29,118

Taiwan	13,846	10,732
Philippines	3,702	3,596
China	2,670	2,229
Other	1,311	1,939
Total foreign property and equipment, net	21,529	18,496
Total property and equipment, net	$51,086	$47,614

Accrued Liabilities

Included in Accrued liabilities in the Consolidated Balance Sheets are the following balances:

	April 1,	December 31,
(In thousands)	2023	2022
Liability for non-cancelable contracts	$10,972	$10,498
Liability for taxes payable	7,175	4,268
Current portion of operating lease liabilities	6,429	6,454
Contract liabilities	6,065	17,666
Liability for production materials	6,002	6,002
Other accrued liabilities	4,018	3,579
Total accrued liabilities	$40,661	$48,467

Note 5 - Long-Term Debt

On September 1, 2022, we entered into an Amended and Restated Credit Agreement (the “2022 Credit Agreement”), which provides for a five-year secured revolving loan facility with an aggregate principal amount of up to $350 million. Details of the revolving loan facility, including the basis for interest and covenants are described in the 2022 Credit Agreement.

The revolving loans under the 2022 Credit Agreement may be repaid and reborrowed at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loan on September 1, 2027. During the first three months of fiscal 2023, we made a discretionary payment of $25 million on the revolving loans outstanding under the 2022 Credit Agreement.

The fair value of our long-term debt approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

	April 1,	December 31,
(In thousands)	2023	2022
Principal amount	$105,000	$130,000
Unamortized original issuance discount and debt costs	(1,181)	(1,248)
Long-term debt, net of unamortized debt issue costs	$103,819	$128,752

As of April 1, 2023, the effective interest rate on the revolving loan was 6.05%. We pay a quarterly commitment fee of 0.20% on the unused portion of the revolving facility. Interest expense related to our long-term debt was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended
	April 1,	April 2,
(In thousands)	2023	2022
Contractual interest	$1,785	$562
Amortization of original issuance discount and debt costs	67	85
Total interest expense related to long-term debt	$1,852	$647

Subsequent to April 1, 2023, we made a discretionary payment of $60 million on the revolving loans outstanding under the 2022 Credit Agreement.

Note 6 - Restructuring

Restructuring activity in the periods presented consisted of expense adjustments on previous plans, which were recorded to Restructuring charges on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accrued liabilities and in Other long-term liabilities on our Consolidated Balance Sheets. The following table displays the activity related to our restructuring plans:

(In thousands)	Severance & Related (1)	Lease Termination & Fixed Assets	Other (2)	Total
Accrued Restructuring at December 31, 2022	$400	$5,892	$640	$6,932
Restructuring charges	(1)	31	—	30
Costs paid or otherwise settled	(107)	(363)	(2)	(472)
Accrued Restructuring at April 1, 2023	$292	$5,560	$638	$6,490

Accrued Restructuring at January 1, 2022	$251	$7,130	$—	$7,381
Restructuring charges	(97)	151	—	54
Costs paid or otherwise settled	(138)	(445)	—	(583)
Accrued Restructuring at April 2, 2022	$16	$6,836	$—	$6,852

(1)	Includes employee relocation and outplacement costs
(2)	Includes termination fees on the cancellation of certain contracts

Note 7 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center. All of our facilities are leased under operating leases, which expire at various times through 2028, with a weighted-average remaining lease term of 3.4 years and a weighted-average discount rate of 5.4% as of April 1, 2023.

We recorded fixed operating lease expenses of $1.9 million and $2.0 million for the first quarter of fiscal 2023 and 2022, respectively.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during the first three months of fiscal 2023:

Operating lease right-of-use assets	(In thousands)
Balance as of December 31, 2022	$17,590
Right-of-use assets obtained for new lease contracts during the period	40
Amortization of right-of-use assets during the period	(1,657)
Adjustments for present value and foreign currency effects	81
Balance as of April 1, 2023	$16,054

Operating lease liabilities	(In thousands)
Balance as of December 31, 2022	$20,072
Lease liabilities incurred for new lease contracts during the period	40
Accretion of lease liabilities	257
Operating cash used by payments on lease liabilities	(2,000)
Adjustments for present value and foreign currency effects	72
Balance as of April 1, 2023	18,441
Less: Current portion of operating lease liabilities (included in Accrued liabilities)	(6,429)
Long-term operating lease liabilities, net of current portion	$12,012

Maturities of operating lease liabilities as of April 1, 2023 are as follows:

Fiscal year	(In thousands)
2023 (Remaining 3 quarters)	5,551
2024	6,085
2025	4,154
2026	2,556
2027	1,110
Thereafter	934
Total lease payments	20,390
Less: amount representing interest	(1,949)
Total lease liabilities	$18,441

Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $5.6 million at April 1, 2023 and continued to be recorded in Other long-term liabilities on our Consolidated Balance Sheets.

Note 8 - Intangible Assets

In connection with our acquisition of Mirametrix, Inc. in November 2021, we recorded identifiable intangible assets during fiscal year 2021. On our Consolidated Balance Sheets at April 1, 2023 and December 31, 2022, Intangible assets, net are shown net of accumulated amortization of $141.4 million and $140.3 million, respectively. In prior years, we entered into license agreements for third-party technology and have recorded them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended
	April 1,	April 2,
(In thousands)	2023	2022
Research and development	$270	$263
Amortization of acquired intangible assets	870	1,169
	$1,140	$1,432

Note 9 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended
	April 1,	April 2,
(In thousands)	2023	2022
Cost of revenue	$953	$935
Research and development	5,339	4,845
Selling, general, and administrative	7,963	8,345
Total stock-based compensation	$14,255	$14,125

Market-Based and Performance-Based Stock Compensation

In the first quarter of fiscal 2023, we granted awards of RSUs with a market condition to certain executives. Under the terms of these grants, the RSUs with a market condition vest over a three-year period based on the Company’s total shareholder return ("TSR") relative to the Russell 3000 index, which condition is measured for the grants on the third anniversary of the grant date. The awards may vest at 250% or 200%, depending upon the executive, if the 75th percentile of the market condition is achieved, with 100% of the units vesting at the 55th percentile, zero vesting if relative TSR is below the 25th percentile, and vesting scaling for achievement between the 25th and 75th percentile.

In the first three months of fiscal 2023, certain awards with a market condition or performance condition granted in prior fiscal years vested. During the first quarter of fiscal 2023, the market condition for awards granted to certain executives in the first quarter of fiscal 2020 exceeded the 75th percentile of their TSR condition, and the second tranche of these awards vested at 250% or 200%, as applicable for the respective executive. Also during the first quarter of fiscal 2023, the first tranche of awards granted in fiscal 2021 with a performance condition vested. Under the terms of these grants, the RSUs with a performance condition will vest based on the Company generating specified levels of year-over-year revenue growth, which will be measured annually for one-fourth of the grants after each fiscal year-end through the end of fiscal 2024, with vesting of each tranche occurring 13 months after the performance condition is met. Vesting of these awards scales for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 200%. The first tranche of these awards vested at the 200% level of achievement, as the Company met the maximum year-over-year revenue growth performance criteria as of January 1, 2022. For the second tranche of these awards, the Company met the year-over-year revenue growth performance criteria at the 200% level of achievement as of December 31, 2022.

For our awards with a market condition or a performance condition, we incurred stock compensation expense of approximately $4.9 million and $6.9 million in the first quarter of fiscal 2023 and 2022, respectively, which is recorded as a component of total stock-based compensation.

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Total
Balance, December 31, 2022	985
Granted	144
Effect of vesting multiplier	331
Vested	(633)
Balance, April 1, 2023	827

Note 10 - Common Stock Repurchase Program

On August 8, 2022, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $150 million of outstanding common stock could be repurchased from time to time (the "2023 Repurchase Program"). The duration of the 2023 Repurchase Program is through the end of December 2023. Under the 2023 Repurchase Program during the first quarter of fiscal 2023, we repurchased 119,162 shares for $10.0 million, or an average price paid per share of $83.95. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2023 Repurchase Program were retired by the end of the first quarter of fiscal 2023. As of April 1, 2023, the remaining portion of the amount authorized for the 2023 Repurchase Program is approximately $119.7 million.

Note 11 - Income Taxes

We are subject to federal and state income tax as well as income tax in the foreign jurisdictions in which we operate. For the first quarter of fiscal 2023 and 2022, we recorded income tax expense of approximately $2.6 million and approximately $1.0 million, respectively. Income taxes for the three-month period ended April 1, 2023 and April 2, 2022 represent tax at the federal, state, and foreign statutory tax rates in addition to withholding taxes, excess benefits from stock compensation, as well as other non-deductible items in foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rates for the three months ended April 1, 2023 and for the three months ended April 2, 2022 resulted primarily from U.S. valuation allowance, foreign withholding taxes, foreign rate differentials, and the discrete impacts of excess tax benefits from stock compensation.

Our liability recorded for uncertain tax positions (including penalties and interest) was $21.8 million and $21.6 million at April 1, 2023 and December 31, 2022, respectively, and is included as a component of Other long-term liabilities on our Consolidated Balance Sheets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 10-K.

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

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results of operations, and that require management's most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 10-K.

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

Impact of Global Economic Activity and Pandemics on our Business

Increased financial market volatility, inflationary pressure, rising interest rates, recessionary concerns, uncertainty in the financial and banking industry, geopolitical tension, and the global COVID-19 pandemic continue to impact business globally and may impact our operations by causing disruption to our labor markets and supply chains. The global COVID-19 pandemic, due to the periodic resurgence of cases relating to the spread of new variants, has and continues to impact worldwide economic activity and poses the risk that our employees, contractors, suppliers, and other partners may be prevented from conducting business activities. The extent to which increased financial market volatility, inflationary pressures, global pandemics, and related uncertainty will impact our business activities will depend on future developments that are highly uncertain and cannot be predicted at this time.

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Three Months Ended
	April 1,		April 2,
(In thousands)	2023		2022
Revenue	$184,310	100.0%	$150,515	100.0%

Gross margin	128,601	69.8	100,767	66.9

Research and development	35,989	19.5	32,555	21.6
Selling, general and, administrative	32,578	17.7	28,771	19.1
Amortization of acquired intangible assets	870	0.5	1,169	0.8
Restructuring charges	30	0.0	54	0.0
Acquisition related charges	—	—	455	0.3
Income from operations	$59,134	32.1%	$37,763	25.1%

Revenue by End Market

We sell our products globally to a broad base of customers in three primary end market groups: Communications and Computing, Industrial and Automotive, and Consumer. We also provide IP licensing and services to these end markets.

Within these end markets, there are multiple segment drivers, including:

•	Communications and computing: datacenter servers and networking equipment, client computing platforms, and 5G communications infrastructure deployments,
•	Industrial and automotive: factory automation, robotics, automotive electronics, and industrial Internet of Things ("IoT"),
•	Consumer: smart home, prosumer, and other applications.

The end market data we use is derived from data provided to us by our customers. With a diverse base of customers who may manufacture end products spanning multiple end markets, the assignment of revenue to a specific end market requires the use of judgment. We also recognize certain revenue for which end customers and end markets are not yet known. We assign this revenue first to a specific end market using historical and anticipated usage of the specific products, if possible, and allocate the remainder to the end markets based on either historical usage for each product family or industry application data for certain product types.

The following are examples of end market applications for the periods presented:

Communications and Computing	Industrial and Automotive	Consumer
Wireless	Security and Surveillance	Cameras
Wireline	Machine Vision	Displays
Data Backhaul	Industrial Automation	Wearables
Server Computing	Robotics	Televisions
Client Computing	Automotive	Home Theater
Data Storage	Drones

The composition of our revenue by end market is presented in the following table:

	Three Months Ended
	April 1,		April 2,
(In thousands)	2023		2022
Communications and Computing	$66,345	36.0%	$64,124	42.6%
Industrial and Automotive	108,273	58.7	69,634	46.3
Consumer	9,692	5.3	16,757	11.1
Total revenue	$184,310	100.0%	$150,515	100.0%

Revenue from the Communications and Computing end market increased by 3% for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 primarily due to content expansion in datacenter servers, new greenfield client computing opportunities, 5G infrastructure, and datacenter networking.

Revenue from the Industrial and Automotive end market increased by 55% for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 primarily due to strong customer adoption in a broad range of applications, including industrial automation and robotics. Growth in Automotive was driven by the adoption of new designs in advanced driver assistance ("ADAS") and infotainment applications.

Revenue from the Consumer end market decreased by 42% for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 primarily due to macroeconomic weakness in Consumer.

Revenue by Geography

We assign revenue to geographies based on ship-to location of our customer.

The composition of our revenue by geography is presented in the following table:

	Three Months Ended
	April 1,		April 2,
(In thousands)	2023		2022
Asia	$105,755	57.4%	$108,752	72.3%
Americas	41,903	22.7	21,540	14.3
Europe	36,652	19.9	20,223	13.4
Total revenue	$184,310	100.0%	$150,515	100.0%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 88% and 90% for the first quarter of fiscal 2023 and 2022, respectively.

Gross Margin

The composition of our Gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 1,	April 2,
(In thousands)	2023	2022
Gross margin	$128,601	$100,767
Gross margin percentage	69.8%	66.9%

Gross margin, as a percentage of revenue, increased 290 basis points in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. Improved margins were driven by benefits from our gross margin expansion strategy.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 1,	April 2,
(In thousands)	2023	2022	% change
Research and development	$35,989	$32,555	10.5%
Percentage of revenue	19.5%	21.6%

Research and development expense includes costs for compensation and benefits, stock compensation, engineering wafers, depreciation and amortization, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions. The increase in Research and development expense for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was due primarily to increased headcount-related costs as we continue to invest in our long-term product roadmap, and to increased depreciation and amortization related to our research and development equipment and tools. We believe that investing in research and development is important to delivering innovative products to our customers and, therefore, we expect to continue to increase our investment in research and development.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 1,	April 2,
(In thousands)	2023	2022	% change
Selling, general, and administrative	$32,578	$28,771	13.2%
Percentage of revenue	17.7%	19.1%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses. The increase in Selling, general, and administrative expense for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was due primarily to increased headcount-related costs in demand creation to support the growth of our business.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 1,	April 2,
(In thousands)	2023	2022	% change
Amortization of acquired intangible assets	$870	$1,169	(25.6)%
Percentage of revenue	0.5%	0.8%

The decrease in Amortization of acquired intangible assets for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 is due to the end of the amortization period during the first quarter of fiscal 2022 for acquired intangible assets from previous acquisitions.

Restructuring Charges

The composition of our Restructuring charges, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 1,	April 2,
(In thousands)	2023	2022	% change
Restructuring charges	$30	$54	(44.4)%
Percentage of revenue	0.0%	0.0%

Restructuring charges are generally comprised of expenses resulting from consolidation of our facilities, cancellation of contracts, and headcount reductions. Restructuring activity was minimal in both of the comparative periods presented.

Acquisition Related Charges

Acquisition related charges of $0.5 million, or 0.3% of revenue, for the first three months of fiscal 2022 were attributable to our acquisition of Mirametrix in November 2021 and were comprised primarily of professional services including legal and accounting fees, as well as closing costs.

Interest Expense, net

The composition of our Interest expense, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 1,	April 2,
(In thousands)	2023	2022	% change
Interest expense, net	$(555)	$(708)	(21.6)%
Percentage of revenue	(0.3)%	(0.5)%

Interest expense is primarily comprised of contractual interest on our long-term debt and amortization of original issue discount and debt issuance costs based on the effective interest method, net of interest income. The decrease in Interest expense for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was driven by the reduction in the principal balance of our long-term debt and the increase in interest income, partially offset by the increase in the applicable base rate for our long-term debt.

Other (Expense) Income, net

The composition of our Other (expense) income, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 1,	April 2,
(In thousands)	2023	2022	% change
Other (expense) income, net	$(95)	$(22)	100+%
Percentage of revenue	(0.1)%	(0.0)%

The changes in Other (expense) income for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 were primarily due to increased foreign currency effects.

Income Taxes

The composition of our Income tax expense is presented in the following table:

	Three Months Ended
	April 1,	April 2,
(In thousands)	2023	2022	% change
Income tax expense	$2,561	$955	100+%

Our Income tax expense is composed primarily of taxes on foreign income and withholding taxes, partially offset by benefits resulting from excess tax benefits from stock compensation. The increase in tax expense in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022 is primarily due to increased U.S. tax on foreign operations.

Liquidity and Capital Resources

The following sections discuss material changes in our financial condition from the end of fiscal 2022, including the effects of changes in our Consolidated Balance Sheets, and the effects of our credit arrangements and contractual obligations on our liquidity and capital resources. There continues to be uncertainty around the extent and duration of the disruption to our business, including from the effects of market volatility, inflationary pressures, rising interest rates, recessionary concerns, uncertainty in the financial and banking industry, geopolitical tension, and the global COVID-19 pandemic, which may impact our liquidity and working capital needs in future periods.

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

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. On September 1, 2022, we entered into our 2022 Credit Agreement, as described in "Note 5 - Long-Term Debt" under Part I, Item 1 of this report. As of April 1, 2023, we did not have significant long-term commitments for capital expenditures. For further information on our cash commitments for operating lease liabilities, see "Note 7 - Leases" under Part I, Item 1 of this report.

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

Cash and cash equivalents

(In thousands)	April 1, 2023	December 31, 2022	$ Change	% Change
Cash and cash equivalents	$112,136	$145,722	$(33,586)	(23.0)%

As of April 1, 2023, we had Cash and cash equivalents of $112.1 million, of which approximately $21.6 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of April 1, 2023, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in Cash and cash equivalents of $33.6 million between December 31, 2022 and April 1, 2023 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first three months of fiscal 2023 was $44.9 million compared to $43.2 million for the first three months of fiscal 2022. This increase of $1.7 million was primarily driven by an increase of $20.8 million provided by improved operating performance, partially offset by $19.1 million of net changes in working capital, primarily from cash used by Accrued payroll obligations and Accrued liabilities.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software and intellectual property licenses. Net cash used by investing activities in the first three months of fiscal 2023 was $11.0 million compared to $7.1 million in the first three months of fiscal 2022. This increase of $3.9 primarily a result of increased capital expenditures.

Financing activities — Financing cash flows consist primarily of tax payments related to the net share settlement of restricted stock units, proceeds from the exercise of options to acquire common stock, activity on our long-term debt, and repurchases of common stock. Net cash used by financing activities in the first three months of fiscal 2023 was $67.6 million compared to $44.4 million in the first three months of fiscal 2022. This $23.2 million increase was due to the following mix of activities. Payments for tax withholdings on vesting of RSUs partially offset by employee exercises of stock options used net cash flows of $32.6 million in the first three months of fiscal 2023, an increase of approximately $7.6 million from the net $25.0 million used in the first three months of fiscal 2022. During the first three months of fiscal 2023, we made a discretionary payment of $25.0 million on our revolving loans under the 2022 Credit Agreement, while in the first three months of fiscal 2022 we paid a required quarterly installment of $4.4 million on our long-term debt under our prior Credit Agreement, dated May 17, 2019. During the first three months of fiscal 2023, we repurchased approximately 0.1 million shares of common stock for $10.0 million compared to repurchases in the first three months of fiscal 2022 of approximately 0.2 million shares of common stock for $15.0 million.

Accounts receivable, net

(In thousands)	April 1, 2023	December 31, 2022	$ Change	% Change
Accounts receivable, net	$90,822	$94,018	$(3,196)	(3.4)%
Days sales outstanding - Overall	45	49	(4)

Accounts receivable, net as of April 1, 2023 decreased by approximately $3.2 million, or 3%, compared to December 31, 2022. This decrease resulted primarily from the timing of customer payments between the comparative periods. We calculate Days sales outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	April 1, 2023	December 31, 2022	$ Change	% Change
Inventories	$117,079	$110,375	$6,704	6.1%
Days of inventory on hand	192	187	5

Inventories as of April 1, 2023 increased $6.7 million, or approximately 6%, compared to December 31, 2022 primarily to meet the increased demands of our customers and for new product ramps.

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

As of April 1, 2023, we had no used or unused credit arrangements beyond the secured revolving loan facility described in the 2022 Credit Agreement.

Share Repurchase Program

See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Quarterly Report on Form 10-Q for more information about the share repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. There have been no material changes to either the foreign currency exchange rate risk or interest rate risk previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our 2022 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor and assess any potential impact of the global COVID-19 pandemic on the design and operating effectiveness of our internal controls.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors associated with our business previously described in Part I, Item 1A, “Risk Factors,” in our 2022 10-K. There have been no material changes in the risk factors included in our 2022 10-K, and this report should be read in conjunction with the risk factors set forth in our 2022 10-K. These risk factors are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we may currently deem to be immaterial could materially adversely affect our business, financial condition, or operating results, including those related to adverse macroeconomic conditions, such as rising inflation and labor shortages, which may affect demand for our products or increase our product or labor costs, negatively impacting our revenues, gross margins, and overall financial results. If any of these risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected, and the trading price of our common stock could decline. These factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, should be carefully considered before making an investment decision relating to our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 8, 2022, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $150 million of outstanding common stock could be repurchased from time to time (the "2023 Repurchase Program"). The duration of the 2023 Repurchase Program is through the end of December 2023. Under the 2023 Repurchase Program during the first quarter of fiscal 2023, we repurchased 119,162 shares for $10.0 million, or an average price paid per share of $83.95. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2023 Repurchase Program were retired by the end of the first quarter of fiscal 2023.

The following table contains information regarding our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the first quarter of fiscal 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($M) (b)
January 1, 2023 through January 28, 2023	—	$—	—	$129.7
January 29, 2023 through February 25, 2023	40,047	$82.52	40,047	$126.4
February 26, 2023 through April 1, 2023	79,115	$84.67	79,115	$119.7
Total	119,162	$83.95	119,162	$119.7

(a)	All repurchases during the quarter were open-market transactions funded from available working capital made under the authorization from our Board of Directors to purchase up to $150.0 million of our common stock announced August 8, 2022.
(b)	As of April 1, 2023, this amount consisted of the remaining portion of the $150.0 million program authorized through the end of December 2023 that was announced August 8, 2022.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)

/s/ Sherri Luther
Sherri Luther
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 2, 2023