Form 10-Q
period 2023-07-01
LATTICE SEMICONDUCTOR CORP
filed 2023-08-01
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 1, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of common stock outstanding as of July 25, 2023	137,836,903

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

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; future impacts of global pandemics, epidemics, and other public health problems; future impacts of the ongoing military conflict between Ukraine and Russia and the outbreak of new, or expansion of current, military conflicts or terrorism; the impact of any continuing trade or travel restrictions on the export and import of products between the U.S. and China; the impact of any deterioration in relations between Taiwan and China, and other factors affecting military, political, or economic conditions in Taiwan or elsewhere in Asia; the impact of tariffs, trade sanctions, license requirements or similar actions on our suppliers and customers; the impact of inflationary pressures; our business strategy; our opportunities to increase our addressable market; our expectations and strategies regarding market trends and opportunities, including market segment drivers such as wireless and wireline communications infrastructure deployments, datacenter servers and networking equipment, client computing platforms, industrial Internet of Things, factory automation, robotics, automotive electronics, smart homes, prosumers, and other applications; our expectations regarding our customer base and the impacts of our customers’ actions on our business; our expectations regarding both new and existing product offerings; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our future investments in research and development; future financial results or accounting treatments; our judgments involved in accounting matters, including revenue recognition, inventories and cost of revenue, and income taxes; actions we may take regarding the design and continued effectiveness of our internal controls over financial reporting; our use of cash; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; whether we will consider and act upon acquisition opportunities to extend our product, technology and product offerings, and the impact of such opportunities on our business; our expectations regarding taxes, including unrecognized tax benefits, and tax adjustments and allowances; whether we will pursue future stock repurchases and how any future repurchases will be funded; our ability to prevent and respond to information technology system failures, security breaches and incidents, cyber-attacks or fraud; the impact of laws and regulations addressing privacy, data protection, and cybersecurity and our ability to comply with the same; and our beliefs regarding legal or administrative proceedings.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands, except per share data)	2023	2022	2023	2022
Revenue	$190,079	$161,372	$374,389	$311,887
Cost of revenue	57,518	50,887	113,227	100,635
Gross margin	132,561	110,485	261,162	211,252
Operating expenses:
Research and development	41,946	33,613	77,935	66,168
Selling, general, and administrative	36,788	29,024	69,366	57,795
Amortization of acquired intangible assets	869	870	1,739	2,039
Restructuring	(112)	136	(82)	190
Acquisition related	—	56	—	511
Total operating expenses	79,491	63,699	148,958	126,703
Income from operations	53,070	46,786	112,204	84,549
Interest income (expense), net	189	(891)	(366)	(1,599)
Other (expense) income, net	(176)	(243)	(271)	(265)
Income before income taxes	53,083	45,652	111,567	82,685
Income tax expense	2,439	1,120	5,000	2,075
Net income	$50,644	$44,532	$106,567	$80,610

Net income per share:
Basic	$0.37	$0.32	$0.77	$0.59
Diluted	$0.36	$0.32	$0.76	$0.57

Shares used in per share calculations:
Basic	137,735	137,424	137,573	137,462
Diluted	139,768	140,170	139,966	140,657

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands)	2023	2022	2023	2022
Net income	$50,644	$44,532	$106,567	$80,610
Other comprehensive income (loss):
Translation adjustment	(457)	(975)	(268)	(1,228)
Comprehensive income	$50,187	$43,557	$106,299	$79,382

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	July 1,	December 31,
(In thousands, except share and par value data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$103,773	$145,722
Accounts receivable, net of allowance for credit losses	96,587	94,018
Inventories, net	111,490	110,375
Prepaid expenses and other current assets	32,762	29,052
Total current assets	344,612	379,167
Property and equipment, less accumulated depreciation of $120,959 at July 1, 2023 and $116,349 at December 31, 2022	50,446	47,614
Operating lease right-of-use assets	14,543	17,590
Intangible assets, net	22,790	25,070
Goodwill	315,358	315,358
Other long-term assets	11,322	13,914
Total assets	$759,071	$798,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,264	$42,036
Accrued liabilities	32,877	48,467
Accrued payroll obligations	17,825	36,870
Total current liabilities	91,966	127,373
Long-term debt	43,885	128,752
Long-term operating lease liabilities, net of current portion	10,827	13,618
Other long-term liabilities	37,632	41,807
Total liabilities	184,310	311,550
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 137,823,000 shares issued and outstanding as of July 1, 2023 and 137,099,000 shares issued and outstanding as of December 31, 2022	1,378	1,371
Additional paid-in capital	580,592	599,300
Accumulated deficit	(4,527)	(111,094)
Accumulated other comprehensive loss	(2,682)	(2,414)
Total stockholders' equity	574,761	487,163
Total liabilities and stockholders' equity	$759,071	$798,713

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	July 1,	July 2,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$106,567	$80,610
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,578	14,272
Stock-based compensation expense	35,744	27,249
Amortization of right-of-use assets	3,317	3,358
Other non-cash adjustments	110	87
Changes in assets and liabilities:
Accounts receivable, net	(2,569)	(13,521)
Inventories, net	(1,115)	(9,884)
Prepaid expenses and other assets	(3,657)	(1,781)
Accounts payable	(772)	4,739
Accrued liabilities	(15,960)	(1,405)
Accrued payroll obligations	(19,045)	(7,169)
Operating lease liabilities, current and long-term portions	(3,740)	(3,637)
Net cash provided by (used in) operating activities	115,458	92,918
Cash flows from investing activities:
Capital expenditures	(11,943)	(8,917)
Cash paid for software and intellectual property licenses	(5,799)	(5,368)
Net cash provided by (used in) investing activities	(17,742)	(14,285)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(39,189)	(35,763)
Proceeds from issuance of common stock	4,750	3,581
Repurchase of common stock	(20,006)	(50,161)
Repayment of long-term debt	(85,000)	(8,750)
Net cash provided by (used in) financing activities	(139,445)	(91,093)
Effect of exchange rate change on cash	(220)	(1,228)
Net increase (decrease) in cash and cash equivalents	(41,949)	(13,688)
Beginning cash and cash equivalents	145,722	131,570
Ending cash and cash equivalents	$103,773	$117,882

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$2,962	$1,337
Income taxes paid, net of refunds	$6,837	$2,355
Operating lease payments	$4,082	$3,706
Accrued purchases of plant and equipment	$571	$3,019
Operating lease right-of-use assets obtained in exchange for lease obligations	$393	$476

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

The following summarizes the changes in total equity for the six-month period ended July 1, 2023:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Loss	Total
Balances, December 31, 2022	137,099	$1,371	$599,300	$(111,094)	$(2,414)	$487,163
Components of comprehensive income, net of tax:
Net income for the six months ended July 1, 2023	—	—	—	106,567	—	106,567
Other comprehensive income (loss)	—	—	—	—	(268)	(268)
Total comprehensive income						106,299
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	965	9	(34,448)	—	—	(34,439)
Stock-based compensation expense	—	—	35,744	—	—	35,744
Repurchase of common stock	(241)	(2)	(20,004)	—	—	(20,006)
Balances, July 1, 2023	137,823	$1,378	$580,592	$(4,527)	$(2,682)	$574,761

The following summarizes the changes in total equity for the six-month period ended July 2, 2022:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Loss	Total
Balances, January 1, 2022	137,239	$1,372	$701,688	$(289,976)	$(1,451)	$411,633
Components of comprehensive income, net of tax:
Net income for the six months ended July 2, 2022	—	—	—	80,610	—	80,610
Other comprehensive income (loss)	—	—	—	—	(1,228)	(1,228)
Total comprehensive income						79,382
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	1,002	11	(32,193)	—	—	(32,182)
Stock-based compensation expense	—	—	27,249	—	—	27,249
Repurchase of common stock	(978)	(10)	(50,151)	—	—	(50,161)
Balances, July 2, 2022	137,263	$1,373	$646,593	$(209,366)	$(2,679)	$435,921

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

(unaudited)

The following summarizes the changes in total equity for the three-month period ended July 1, 2023:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Loss	Total
Balances, April 1, 2023	137,637	$1,376	$570,994	$(55,171)	$(2,225)	$514,974
Components of comprehensive income, net of tax:
Net income for the three months ended July 1, 2023	—	—	—	50,644	—	50,644
Other comprehensive income (loss)	—	—	—	—	(457)	(457)
Total comprehensive income						50,187
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	308	3	(1,890)	—	—	(1,887)
Stock-based compensation expense	—	—	21,489	—	—	21,489
Repurchase of common stock	(122)	(1)	(10,001)	—	—	(10,002)
Balances, July 1, 2023	137,823	$1,378	$580,592	$(4,527)	$(2,682)	$574,761

The following summarizes the changes in total equity for the three-month period ended July 2, 2022:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Loss	Total
Balances, April 2, 2022	137,597	$1,376	$675,781	$(253,898)	$(1,704)	$421,555
Components of comprehensive income, net of tax:
Net income for the three months ended July 2, 2022	—	—	—	44,532	—	44,532
Other comprehensive income (loss)	—	—	—	—	(975)	(975)
Total comprehensive income						43,557
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	400	5	(7,159)	—	—	(7,154)
Stock-based compensation expense	—	—	13,124	—	—	13,124
Repurchase of common stock	(734)	(8)	(35,153)	—	—	(35,161)
Balances, July 2, 2022	137,263	$1,373	$646,593	$(209,366)	$(2,679)	$435,921

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

Basis of Presentation and Use of Estimates

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In our opinion, they include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the SEC's rules and regulations for interim reporting. These Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 10-K").

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

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2023 will be a 52-week year and will end on December 30, 2023, and our fiscal 2022 was a 52-week year that ended December 31, 2022. Our second quarter of fiscal 2023 and second quarter of fiscal 2022 ended on July 1, 2023 and July 2, 2022, respectively. All references to quarterly financial results are references to the results for the relevant 13-week or 26-week fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue and accounts receivable. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 89% for the second quarter of both fiscal 2023 and 2022, respectively, and 88% and 90% for the six months ended July 1, 2023 and July 2, 2022, respectively. Distributors also account for a substantial portion of our net accounts receivable. Our two largest distributors accounted for 34% and 28% of net accounts receivable at July 1, 2023 and 47% and 27% of net accounts receivable at December 31, 2022.

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

A summary of basic and diluted Net income per share is presented in the following table:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands, except per share data)	2023	2022	2023	2022
Net income	$50,644	$44,532	$106,567	$80,610

Shares used in basic Net income per share	137,735	137,424	137,573	137,462
Dilutive effect of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition	2,033	2,746	2,393	3,195
Shares used in diluted Net income per share	139,768	140,170	139,966	140,657

Basic Net income per share	$0.37	$0.32	$0.77	$0.59
Diluted Net income per share	$0.36	$0.32	$0.76	$0.57

The computation of diluted Net income per share excludes the effects of stock options, restricted stock units ("RSUs"), Employee Stock Purchase Plan ("ESPP") shares, and equity awards with a market condition or performance condition that are antidilutive, aggregating approximately the following number of shares:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands)	2023	2022	2023	2022
Stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition excluded as they are antidilutive	158	558	115	442

Note 3 - Revenue from Contracts with Customers

Disaggregation of revenue

The following tables provide information about revenue from contracts with customers disaggregated by channel and by geographical market, based on ship-to location of our customer:

	Three Months Ended				Six Months Ended
Revenue by Channel	July 1,		July 2,		July 1,		July 2,
(In thousands)	2023		2022		2023		2022
Distributors	$169,362	89%	$143,705	89%	$330,708	88%	$279,118	90%
Direct	20,717	11%	17,667	11%	43,681	12%	32,769	10%
Total revenue	$190,079	100%	$161,372	100%	$374,389	100%	$311,887	100%

Revenue by Geographical Market
(In thousands)
China	55,834	30%	80,735	50%	111,556	30%	156,166	50%
Japan	38,728	20%	16,957	10%	68,745	18%	35,860	12%
Other Asia	24,461	13%	21,028	13%	44,477	12%	35,446	11%
Asia	119,023	63%	118,720	73%	224,778	60%	227,472	73%
Americas	32,668	17%	22,282	14%	74,571	20%	43,822	14%
Europe	38,388	20%	20,370	13%	75,040	20%	40,593	13%
Total revenue	$190,079	100%	$161,372	100%	$374,389	100%	$311,887	100%

Contract balances

Our contract assets relate to our rights to consideration for licenses and royalties due to us as a member of the HDMI Founders consortium. The balance results primarily from the amount of estimated revenue related to HDMI that we have recognized to date, but which has not yet been distributed to us by the HDMI licensing agent. Contract assets are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The following table summarizes activity during the first six months of fiscal 2023:

(In thousands)
Contract assets as of December 31, 2022	$7,347
Revenues recorded during the period	6,198
Transferred to Accounts receivable or collected	(5,319)
Contract assets as of July 1, 2023	$8,226

Contract liabilities are included in Accrued liabilities on our Consolidated Balance Sheets. The following table summarizes activity during the first six months of fiscal 2023:

(In thousands)
Contract liabilities as of December 31, 2022	$17,666
Less: Product shipments from prepaid customer deposit	(12,826)
Accruals for estimated future stock rotation and scrap returns	3,222
Less: Release of accruals for recognized stock rotation and scrap returns	(4,125)
Contract liabilities as of July 1, 2023	$3,937

Note 4 - Balance Sheet Components

Accounts Receivable

Accounts receivable do not bear interest and are shown net of an allowance for expected lifetime credit losses, which reflects our best estimate of probable losses inherent in the accounts receivable balance, as described in our 2022 10-K.

	July 1,	December 31,
(In thousands)	2023	2022
Accounts receivable	$96,587	$94,018
Less: Allowance for credit losses	—	—
Accounts receivable, net of allowance for credit losses	$96,587	$94,018

Inventories

	July 1,	December 31,
(In thousands)	2023	2022
Work in progress	$64,840	$58,269
Finished goods	46,650	52,106
Total inventories, net	$111,490	$110,375

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	July 1,	December 31,
(In thousands)	2023	2022
United States	$29,817	$29,118

Taiwan	12,869	10,732
Philippines	3,776	3,596
China	2,632	2,229
Other	1,352	1,939
Total foreign property and equipment, net	20,629	18,496
Total property and equipment, net	$50,446	$47,614

Accrued Liabilities

Included in Accrued liabilities in the Consolidated Balance Sheets are the following balances:

	July 1,	December 31,
(In thousands)	2023	2022
Liability for non-cancelable contracts	$10,254	$10,498
Current portion of operating lease liabilities	5,898	6,454
Liability for production materials	4,049	6,002
Contract liabilities	3,937	17,666
Other accrued liabilities	8,739	7,847
Total accrued liabilities	$32,877	$48,467

Note 5 - Long-Term Debt

On September 1, 2022, we entered into an Amended and Restated Credit Agreement (the “2022 Credit Agreement”), which provides for a five-year secured revolving loan facility with an aggregate principal amount of up to $350 million. Details of the revolving loan facility, including the basis for interest and covenants are described in the 2022 Credit Agreement.

The revolving loans under the 2022 Credit Agreement may be repaid and reborrowed at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loan on September 1, 2027. During the first six months of fiscal 2023, we made discretionary payments totaling $85 million on the revolving loans outstanding under the 2022 Credit Agreement.

The fair value of our long-term debt approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

	July 1,	December 31,
(In thousands)	2023	2022
Principal amount	$45,000	$130,000
Unamortized original issuance discount and debt costs	(1,115)	(1,248)
Long-term debt, net of unamortized debt issue costs	$43,885	$128,752

As of July 1, 2023, the effective interest rate on the revolving loan was 6.49%. We pay a quarterly commitment fee of 0.20% on the unused portion of the revolving facility. Interest expense related to our long-term debt was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands)	2023	2022	2023	2022
Contractual interest	$832	$800	$2,618	$1,362
Amortization of original issuance discount and debt costs	67	83	133	168
Total interest expense related to long-term debt	$899	$883	$2,751	$1,530

Subsequent to July 1, 2023, we made discretionary payments totaling $45 million on the revolving loans outstanding under the 2022 Credit Agreement.

Note 6 - Restructuring

Restructuring activity in the periods presented consisted of expense adjustments on previous plans, which were recorded to Restructuring on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accrued liabilities and in Other long-term liabilities on our Consolidated Balance Sheets. The following table displays the activity related to our restructuring plans:

(In thousands)	Severance & Related (1)	Lease Termination & Fixed Assets	Other (2)	Total
Accrued Restructuring at December 31, 2022	$400	$5,892	$640	$6,932
Restructuring	(135)	49	4	(82)
Costs paid or otherwise settled	(265)	(721)	(24)	(1,010)
Accrued Restructuring at July 1, 2023	$—	$5,220	$620	$5,840

Accrued Restructuring at January 1, 2022	$251	$7,130	$—	$7,381
Restructuring	(97)	287	—	190
Costs paid or otherwise settled	(154)	(885)	—	(1,039)
Accrued Restructuring at July 2, 2022	$—	$6,532	$—	$6,532

(1)	Includes employee relocation and outplacement costs
(2)	Includes termination fees on the cancellation of certain contracts

Note 7 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center. All of our facilities are leased under operating leases, which expire at various times through 2028, with a weighted-average remaining lease term of 3.3 years and a weighted-average discount rate of 5.4% as of July 1, 2023.

We recorded fixed operating lease expenses of $1.9 million for the second quarter of both fiscal 2023 and 2022 and $3.8 million and $3.9 million for the first six months of fiscal 2023 and 2022, respectively.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during the first six months of fiscal 2023:

Operating lease right-of-use assets	(In thousands)
Balance as of December 31, 2022	$17,590
Right-of-use assets obtained for new lease contracts during the period	393
Amortization of right-of-use assets during the period	(3,317)
Adjustments for present value and foreign currency effects	(123)
Balance as of July 1, 2023	$14,543

Operating lease liabilities	(In thousands)
Balance as of December 31, 2022	$20,072
Lease liabilities incurred for new lease contracts during the period	393
Accretion of lease liabilities	493
Operating cash used by payments on lease liabilities	(4,082)
Adjustments for present value and foreign currency effects	(151)
Balance as of July 1, 2023	16,725
Less: Current portion of operating lease liabilities (included in Accrued liabilities)	(5,898)
Long-term operating lease liabilities, net of current portion	$10,827

Maturities of operating lease liabilities as of July 1, 2023 are as follows:

Fiscal year	(In thousands)
2023 (Remaining 2 quarters)	$3,422
2024	6,211
2025	4,217
2026	2,566
2027	1,114
Thereafter	934
Total lease payments	18,464
Less: amount representing interest	(1,739)
Total lease liabilities	$16,725

Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $5.2 million at July 1, 2023 and continued to be recorded in Other long-term liabilities on our Consolidated Balance Sheets.

Note 8 - Intangible Assets

In connection with our acquisition of Mirametrix, Inc. in November 2021, we recorded identifiable intangible assets during fiscal year 2021. On our Consolidated Balance Sheets at July 1, 2023 and December 31, 2022, Intangible assets, net are shown net of accumulated amortization of $142.6 million and $140.3 million, respectively. In prior years, we entered into license agreements for third-party technology and have recorded them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands)	2023	2022	2023	2022
Research and development	$271	$262	$541	$525
Amortization of acquired intangible assets	869	870	1,739	2,039
	$1,140	$1,132	$2,280	$2,564

Note 9 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands)	2023	2022	2023	2022
Cost of revenue	$1,414	$890	$2,367	$1,825
Research and development	7,647	4,691	12,986	9,536
Selling, general, and administrative	12,428	7,543	20,391	15,888
Total stock-based compensation	$21,489	$13,124	$35,744	$27,249

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

In the first six months of fiscal 2023, certain awards with a market condition or performance condition granted in prior fiscal years vested. During the first quarter of fiscal 2023, the market condition for awards granted to certain executives in the first quarter of fiscal 2020 exceeded the 75th percentile of their TSR condition, and the second tranche of these awards vested at 250% or 200%, as applicable for the respective executive. Also during the first quarter of fiscal 2023, the first tranche of awards granted in fiscal 2021 with a performance condition vested. Under the terms of these grants, the RSUs with a performance condition will vest based on the Company generating specified levels of year-over-year revenue growth, which will be measured annually for one-fourth of the grants after each fiscal year-end through the end of fiscal 2024, with vesting of each tranche occurring 13 months after the performance condition is met. Vesting of these awards scales for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 200%. The first tranche of these awards vested at the 200% level of achievement, as the Company met the maximum year-over-year revenue growth performance criteria as of January 1, 2022. For the second tranche of these awards, the Company met the year-over-year revenue growth performance criteria at the 200% level of achievement as of December 31, 2022.

For our awards with a market condition or a performance condition, we incurred stock compensation expense of approximately $11.0 million and $6.0 million in the second quarter of fiscal 2023 and 2022, respectively, and approximately $15.9 million and $12.9 million in the first six months of fiscal 2023 and 2022, respectively, which is recorded as a component of total stock-based compensation.

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Total
Balance, December 31, 2022	985
Granted	144
Effect of vesting multiplier	331
Vested	(633)
Balance, July 1, 2023	827

Note 10 - Common Stock Repurchase Program

On August 8, 2022, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $150 million of outstanding common stock could be repurchased from time to time (the "2023 Repurchase Program"). The duration of the 2023 Repurchase Program is through the end of December 2023. Under the 2023 Repurchase Program during the second quarter of fiscal 2023, we repurchased 122,337 shares for $10.0 million, or an average price paid per share of $81.76. Under this plan during the first six months of fiscal 2023, we have repurchased a total of 241,499 shares for $20.0 million, or an average price paid per share of $82.84. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2023 Repurchase Program were retired by the end of the second quarter of fiscal 2023. As of July 1, 2023, the remaining portion of the amount authorized for the 2023 Repurchase Program is approximately $109.7 million.

Note 11 - Income Taxes

We are subject to federal and state income tax as well as income tax in the foreign jurisdictions in which we operate. For the second quarter of fiscal 2023 and 2022, we recorded income tax expense of approximately $2.4 million and $1.1 million, respectively. For the first six months of fiscal 2023 and 2022, we recorded income tax expense of approximately $5.0 million and $2.1 million, respectively. Income taxes for the three- and six-month periods ended July 1, 2023 and July 2, 2022 represent tax at the federal, state, and foreign statutory tax rates in addition to withholding taxes, excess benefits from stock compensation, as well as other non-deductible items in foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rates for the three and six months ended July 1, 2023 and for the three and six months ended July 2, 2022 resulted primarily from U.S. valuation allowance, foreign withholding taxes, foreign rate differentials, and the discrete impacts of excess tax benefits from stock compensation.

Our liability recorded for uncertain tax positions (including penalties and interest) was $21.9 million and $21.6 million at July 1, 2023 and December 31, 2022, respectively, and is included as a component of Other long-term liabilities on our Consolidated Balance Sheets.

Note 12 - Contingencies

Legal Matters

On or about December 19, 2018, Steven A.W. De Jaray, Perienne De Jaray and Darrell R. Oswald (collectively, the “Plaintiffs”) commenced an action against the Company and several unnamed defendants in the Multnomah County Circuit Court of the State of Oregon, in connection with the sale of certain products by the Company to the Plaintiffs in or around 2008. The Plaintiffs allege that we violated The Lanham Act, engaged in negligence and fraud by failing to disclose to the Plaintiffs the export-controlled status of the subject parts. In January 2019, we removed the action to the United States District Court for the District of Oregon. On May 24, 2023, the Plaintiffs filed a second amended complaint, which added Apex-Micro Manufacturing Corporation as a plaintiff and removed the violation of the Lanham Act claim. The Plaintiffs seek damages of $180 million, punitive damages, and other remedies. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to the Company; however, we continue to believe that these claims are without merit and intend to vigorously defend the action.

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

Lattice has focused its strategy on delivering programmable logic products and related solutions based on low power, small size, and ease of use. We also serve our customers with intellectual property ("IP") licensing and various other services. Our product development activities include new proprietary products, advanced packaging, existing product enhancements, software development tools, soft IP, and system solutions for high-growth applications such as Edge Artificial Intelligence, wireless and wireline infrastructure, platform security, and factory automation.

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results of operations, and that require management's most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 10-K.

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

Impact of Global Economic Activity on our Business

Increased financial market volatility, inflationary pressure, rising interest rates, recessionary concerns, uncertainty in the financial and banking industry, and geopolitical tension continue to impact business globally and may impact our operations by causing disruption to our labor markets and supply chains. The extent to which increased financial market volatility, inflationary pressures, global pandemics, and related uncertainty will impact our business activities will depend on future developments that are highly uncertain and cannot be predicted at this time.

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Three Months Ended				Six Months Ended
	July 1,		July 2,		July 1,		July 2,
(In thousands)	2023		2022		2023		2022
Revenue	$190,079	100.0%	$161,372	100.0%	$374,389	100.0%	$311,887	100.0%

Gross margin	132,561	69.7	110,485	68.5	261,162	69.8	211,252	67.7

Research and development	41,946	22.1	33,613	20.8	77,935	20.8	66,168	21.2
Selling, general and, administrative	36,788	19.4	29,024	18.0	69,366	18.5	57,795	18.5
Amortization of acquired intangible assets	869	0.5	870	0.5	1,739	0.5	2,039	0.7
Restructuring	(112)	(0.1)	136	0.1	(82)	(0.0)	190	0.1
Acquisition related	—	—	56	0.0	—	—	511	0.2
Income from operations	$53,070	27.9%	$46,786	29.0%	$112,204	30.0%	$84,549	27.1%

Revenue by End Market

We sell our products globally to a broad base of customers in three primary end market groups: Communications and Computing, Industrial and Automotive, and Consumer. We also provide IP licensing and services to these end markets.

Within these end markets, there are multiple segment drivers, including:

•	Communications and computing: datacenter servers and networking equipment, client computing platforms, and wireless and wireline communications infrastructure deployments,
•	Industrial and automotive: factory automation, robotics, automotive electronics, and industrial Internet of Things ("IoT"),
•	Consumer: smart home, prosumer, and other applications.

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

The following are examples of end market applications for the periods presented:

Communications and Computing	Industrial and Automotive	Consumer
Wireless	Security and Surveillance	Cameras
Wireline	Machine Vision	Displays
Data Backhaul	Industrial Automation	Wearables
Server Computing	Robotics	Televisions
Client Computing	Automotive	Home Theater
Data Storage	Drones

The composition of our revenue by end market is presented in the following table:

	Three Months Ended				Six Months Ended
	July 1,		July 2,		July 1,		July 2,
(In thousands)	2023		2022		2023		2022
Communications and Computing	$64,220	33.8%	$72,556	45.0%	$130,565	34.9%	$136,680	43.8%
Industrial and Automotive	115,496	60.8	74,456	46.1	223,769	59.8	144,090	46.2
Consumer	10,363	5.4	14,360	8.9	20,055	5.3	31,117	10.0
Total revenue	$190,079	100.0%	$161,372	100.0%	$374,389	100.0%	$311,887	100.0%

Revenue from the Communications and Computing end market decreased by 11% for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022 and decreased by 4% for the first six months of fiscal 2023 compared to the first six months of fiscal 2022 primarily due to softer end market demand in both wireless and wireline communications infrastructure, partially offset by strong demand in datacenter applications.

Revenue from the Industrial and Automotive end market increased by 55% for both the second quarter and first six months of fiscal 2023 compared to the second quarter and first six months of fiscal 2022 primarily due to strong customer adoption in a broad range of applications, including industrial automation and robotics. Growth in Automotive was driven by the adoption of new designs in advanced driver assistance ("ADAS") and infotainment applications.

Revenue from the Consumer end market decreased by 28% for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022 and decreased by 36% for the first six months of fiscal 2023 compared to the first six months of fiscal 2022 primarily due to macroeconomic weakness in Consumer.

Revenue by Geography

We have a diverse base of customers where distributors represent a significant portion of our total revenue. Our revenue by geographical market is based on the ship-to location of our customers, which can vary from time to time.

The composition of our revenue by geography is presented in the following table:

	Three Months Ended				Six Months Ended
	July 1,		July 2,		July 1,		July 2,
(In thousands)	2023		2022		2023		2022
Asia	$119,023	62.6%	$118,720	73.6%	$224,778	60.1%	$227,472	72.9%
Americas	32,668	17.2	22,282	13.8	74,571	19.9	43,822	14.1
Europe	38,388	20.2	20,370	12.6	75,040	20.0	40,593	13.0
Total revenue	$190,079	100.0%	$161,372	100.0%	$374,389	100.0%	$311,887	100.0%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 89% for the second quarter of both fiscal 2023 and 2022, and 88% and 90% for the six months ended July 1, 2023 and July 2, 2022, respectively.

Gross Margin

The composition of our Gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands)	2023	2022	2023	2022
Gross margin	$132,561	$110,485	$261,162	$211,252
Gross margin percentage	69.7%	68.5%	69.8%	67.7%

Gross margin, as a percentage of revenue, increased 120 basis points in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022 and increased by 210 basis points in the first six months of fiscal 2023 compared to the first six months of fiscal 2022. Improved margins were driven by benefits from our gross margin expansion strategy.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
(In thousands)	2023	2022	% change	2023	2022	% change
Research and development	$41,946	$33,613	24.8%	$77,935	$66,168	17.8%
Percentage of revenue	22.1%	20.8%		20.8%	21.2%

Research and development expense includes costs for compensation and benefits, stock compensation, engineering wafers, depreciation and amortization, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions. The increase in Research and development expense for the second quarter and first six months of fiscal 2023 compared to the second quarter and first six months of fiscal 2022 was due primarily to increased headcount-related costs, including stock compensation, as we continue to invest in our long-term product roadmap, and depreciation and amortization related to our research and development equipment and tools. We believe that investing in research and development is important to delivering innovative products to our customers and, therefore, we expect to continue to increase our investment in research and development.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
(In thousands)	2023	2022	% change	2023	2022	% change
Selling, general, and administrative	$36,788	$29,024	26.8%	$69,366	$57,795	20.0%
Percentage of revenue	19.4%	18.0%		18.5%	18.5%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses. The increase in Selling, general, and administrative expense for the second quarter and first six months of fiscal 2023 compared to the second quarter and first six months of fiscal 2022 was due primarily to increased headcount-related costs, including stock compensation and other costs, related to demand creation to support the growth of our business.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
(In thousands)	2023	2022	% change	2023	2022	% change
Amortization of acquired intangible assets	$869	$870	(0.1)%	$1,739	$2,039	(14.7)%
Percentage of revenue	0.5%	0.5%		0.5%	0.7%

Amortization of acquired intangible assets was flat between the second quarter of fiscal 2023 and the second quarter of fiscal 2022, and decreased for the first six months of fiscal 2023 compared to the first six months of fiscal 2022 due to the end of the amortization period during the first quarter of fiscal 2022 for acquired intangible assets from previous acquisitions.

Restructuring

The composition of our Restructuring activity, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
(In thousands)	2023	2022	% change	2023	2022	% change
Restructuring	$(112)	$136	(182.4)%	$(82)	$190	(143.2)%
Percentage of revenue	(0.1)%	0.1%		(0.0)%	0.1%

Restructuring activity is generally comprised of expenses resulting from consolidation of our facilities, cancellation of contracts, and headcount reductions. Restructuring activity was minimal in all of the comparative periods presented.

Acquisition Related

Acquisition related activity of $0.1 million, or less than 0.1% of revenue, for the second quarter of fiscal 2022 and $0.5 million, or 0.2% of revenue, for the first six months of fiscal 2022 were attributable to our acquisition of Mirametrix in November 2021 and were comprised primarily of professional services including legal and accounting fees, as well as closing costs.

Interest Income (Expense), net

The composition of our Interest expense, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
(In thousands)	2023	2022	% change	2023	2022	% change
Interest income (expense), net	$189	$(891)	(121.2)%	$(366)	$(1,599)	(77.1)%
Percentage of revenue	0.1%	(0.6)%		(0.1)%	(0.5)%

The change in Interest income (expense) for the second quarter and first six months of fiscal 2023 compared to the second quarter and first six months of fiscal 2022 was driven by increased interest income, partially offset by increased interest expense due to the increase in the applicable base rate for our long-term debt.

Other (Expense) Income, net

The composition of our Other (expense) income, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
(In thousands)	2023	2022	% change	2023	2022	% change
Other (expense) income, net	$(176)	$(243)	(27.6)%	$(271)	$(265)	2.3%
Percentage of revenue	(0.1)%	(0.2)%		(0.1)%	(0.1)%

The changes in Other (expense) income for the second quarter and first six months of fiscal 2023 compared to the second quarter and first six months of fiscal 2022 were primarily due to foreign currency effects.

Income Tax Expense

The composition of our Income tax expense is presented in the following table:

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
(In thousands)	2023	2022	% change	2023	2022	% change
Income tax expense	$2,439	$1,120	117.8%	$5,000	$2,075	141.0%

Our Income tax expense is composed primarily of taxes on foreign income and withholding taxes, partially offset by benefits resulting from excess tax benefits from stock compensation. The increase in tax expense in the second quarter and first six months of fiscal 2023 as compared to the second quarter and first six months of fiscal 2022 is primarily due to increased U.S. tax on foreign operations.

Liquidity and Capital Resources

The following sections discuss material changes in our financial condition from the end of fiscal 2022, including the effects of changes in our Consolidated Balance Sheets, and the effects of our credit arrangements and contractual obligations on our liquidity and capital resources. There continues to be uncertainty around the extent and duration of the disruption to our business, including from the effects of market volatility, inflationary pressures, rising interest rates, recessionary concerns, uncertainty in the financial and banking industry, and geopolitical tension, which may impact our liquidity and working capital needs in future periods.

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

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. On September 1, 2022, we entered into our 2022 Credit Agreement, as described in "Note 5 - Long-Term Debt" under Part I, Item 1 of this report. As of July 1, 2023, we did not have significant long-term commitments for capital expenditures. For further information on our cash commitments for operating lease liabilities, see "Note 7 - Leases" under Part I, Item 1 of this report.

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

Cash and cash equivalents

(In thousands)	July 1, 2023	December 31, 2022	$ Change	% Change
Cash and cash equivalents	$103,773	$145,722	$(41,949)	(28.8)%

As of July 1, 2023, we had Cash and cash equivalents of $103.8 million, of which approximately $24.7 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of July 1, 2023, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in Cash and cash equivalents of $41.9 million between December 31, 2022 and July 1, 2023 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first six months of fiscal 2023 was $115.5 million compared to $92.9 million for the first six months of fiscal 2022. This increase of $22.6 million was primarily driven by an increase of $36.7 million provided by improved operating performance, partially offset by $14.1 million of net changes in working capital, primarily from cash used by Accrued liabilities.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software and intellectual property licenses. Net cash used by investing activities in the first six months of fiscal 2023 was $17.7 million compared to $14.3 million in the first six months of fiscal 2022. This increase of $3.4 million is primarily a result of increased capital expenditures.

Financing activities — Financing cash flows consist primarily of activity on our long-term debt, tax payments related to the net share settlement of restricted stock units, proceeds from the exercise of options to acquire common stock, and repurchases of common stock. Net cash used by financing activities in the first six months of fiscal 2023 was $139.4 million compared to $91.1 million in the first six months of fiscal 2022. This $48.3 million increase was due to the following mix of activities. During the first six months of fiscal 2023, we made discretionary payments totaling $85.0 million on our revolving loans under the 2022 Credit Agreement, while in the first six months of fiscal 2022 we paid required quarterly installments of $8.8 million on our long-term debt under our prior Credit Agreement, dated May 17, 2019. Payments for tax withholdings on vesting of RSUs partially offset by employee exercises of stock options used net cash flows of $34.4 million in the first six months of fiscal 2023, an increase of approximately $2.2 million from the net $32.2 million used in the first six months of fiscal 2022. During the first six months of fiscal 2023, we repurchased approximately 0.2 million shares of common stock for $20.0 million compared to repurchases in the first six months of fiscal 2022 of approximately 1.0 million shares of common stock for $50.2 million.

Accounts receivable, net

(In thousands)	July 1, 2023	December 31, 2022	$ Change	% Change
Accounts receivable, net	$96,587	$94,018	$2,569	2.7%
Days sales outstanding - Overall	46	49	(3)

Accounts receivable, net as of July 1, 2023 increased by approximately $2.6 million, or 3%, compared to December 31, 2022. This increase resulted primarily from higher revenue shipments in the second quarter of fiscal 2023 compared to the fourth quarter of fiscal 2022. We calculate Days sales outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	July 1, 2023	December 31, 2022	$ Change	% Change
Inventories	$111,490	$110,375	$1,115	1.0%
Days of inventory on hand	177	187	(10)

Inventories as of July 1, 2023 increased $1.1 million, or approximately 1%, compared to December 31, 2022 primarily for new product ramps.

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

As of July 1, 2023, we had no used or unused credit arrangements beyond the secured revolving loan facility described in the 2022 Credit Agreement.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2023, the Company accepted an offer from the Staff of the SEC to settle an administrative proceeding alleging that the Company failed to comply with Section 16(a) of the Securities Exchange Act of 1934 (“Exchange Act”) due to (i) the failure to file reports within two business days of reportable transactions by certain of the Company’s officers and directors primarily related to the granting, vesting and related tax withholding of RSUs and (ii) the failure to comply with Section 13(a) of the Exchange Act and Item 405 of SEC Regulation S-K regarding the failure to disclose such late filings. The Company had assumed responsibility for filing all such reports on behalf of each officer and director. The Company understands this to be part of a broad SEC review of purportedly late filings by multiple companies and reporting persons. The Company has fully cooperated with the SEC and all reportable transactions have been disclosed. The Company has taken certain remedial measures to ensure compliance with the applicable rules, including hiring of additional personnel responsible for such filings.

The Company, without admitting or denying the findings of the SEC, agreed to pay a civil penalty of $185,000 and to cease and desist from future violations of the relevant provisions of the securities laws. The settlement, which is being documented, is subject to approval by the Commission. The Company does not expect this matter to materially impact its business or financial results.

In addition to this matter, the information set forth above under "Note 12 - Contingencies - Legal Matters" contained in the Notes to Consolidated Financial Statements is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 8, 2022, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $150 million of outstanding common stock could be repurchased from time to time (the "2023 Repurchase Program"). The duration of the 2023 Repurchase Program is through the end of December 2023. Under the 2023 Repurchase Program during the second quarter of fiscal 2023, we repurchased 122,337 shares for $10.0 million, or an average price paid per share of $81.76. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2023 Repurchase Program were retired by the end of the second quarter of fiscal 2023.

The following table contains information regarding our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the second quarter of fiscal 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($M) (b)
April 2, 2023 through April 29, 2023	—	$—	—	$119.7
April 30, 2023 through May 27, 2023	29,169	$77.64	29,169	$117.5
May 28, 2023 through July 1, 2023	93,168	$83.05	93,168	$109.7
Total	122,337	$81.76	122,337	$109.7

(a)	All repurchases during the quarter were open-market transactions funded from available working capital made under the authorization from our Board of Directors to purchase up to $150.0 million of our common stock announced August 8, 2022.
(b)	As of July 1, 2023, this amount consisted of the remaining portion of the $150.0 million program authorized through the end of December 2023 that was announced August 8, 2022.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

On May 23, 2023, James Anderson, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c), pursuant to which an estimated aggregate of 250,725 shares of our Common Stock may be sold. The aggregate number of shares sold may differ based on tax withholdings for vesting stock awards and actual market achievement for performance RSUs. The duration of the trading arrangement is until November 29, 2024, or earlier if all transactions under the trading arrangement are completed.

On June 1, 2023, Sherri Luther, Senior Vice President and Chief Financial Officer, modified a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c),  pursuant to which an estimated aggregate of 35,175 shares of our Common Stock may be sold. The aggregate number of shares sold may differ based on tax withholdings for vesting stock awards and actual market achievement for performance RSUs. The duration of the trading arrangement is until February 28, 2024, or earlier if all transactions under the trading arrangement are completed.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Lattice Semiconductor Corporation Form of Indemnification Agreement (incorporated by referred to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 8, 2023)

10.2	Lattice Semiconductor Corporation 2023 Equity Incentive Plan and related form agreements (incorporated by referred to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on May 8, 2023)

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)

/s/ Sherri Luther
Sherri Luther
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 1, 2023