Form 10-Q
period 2023-09-30
LATTICE SEMICONDUCTOR CORP
filed 2023-10-31
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of common stock outstanding as of October 24, 2023	138,028,377

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

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; future impacts of the ongoing military conflicts between Ukraine and Russia, and in the Middle East, and the outbreak of new, or expansion of current, military conflicts or terrorism; the impact of any continuing trade or travel restrictions on the export and import of products between the U.S. and China; the impact of any deterioration in relations between Taiwan and China, and other factors affecting military, political, or economic conditions in Taiwan or elsewhere in Asia; the impact of tariffs, trade sanctions, license requirements or similar actions on our suppliers and customers; the impact of inflationary pressures; future impacts of global pandemics, epidemics, and other public health problems; our business strategy; our opportunities to increase our addressable market; our expectations and strategies regarding market trends and opportunities, including market segment drivers such as wireless and wireline communications infrastructure deployments, datacenter servers and networking equipment, client computing platforms, industrial Internet of Things, factory automation, robotics, automotive electronics, smart homes, prosumers, and other applications; our expectations regarding our customer base and the impacts of our customers’ actions on our business; our expectations regarding both new and existing product offerings; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our future investments in research and development; future financial results or accounting treatments; our judgments involved in accounting matters, including revenue recognition, inventories and cost of revenue, and income taxes; actions we may take regarding the design and continued effectiveness of our internal controls over financial reporting; our use of cash; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; whether we will consider and act upon acquisition opportunities to extend our product, technology and product offerings, and the impact of such opportunities on our business; our expectations regarding taxes, including unrecognized tax benefits, and tax adjustments and allowances; whether we will pursue future stock repurchases and how any future repurchases will be funded; our ability to prevent and respond to information technology system failures, security breaches and incidents, cyber-attacks or fraud; the impact of laws and regulations addressing privacy, data protection, and cybersecurity and our ability to comply with the same; and our beliefs regarding legal or administrative proceedings.

These forward-looking statements are based on estimates and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those statements expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, including as a result of trade-related restrictions or tariffs, inflationary pressures, or the effect of any downturn in the economy on capital markets and credit markets; the effects of global military conflicts, pandemics or widespread global health problems and the actions by governments, businesses, and individuals in response to the situation, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; and other factors more fully described herein or that are otherwise described from time to time in our filings with the Securities and Exchange Commission ("SEC"), including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 17, 2023 and any additional or updated risk factors discussed in any subsequent Quarterly Report on Form 10-Q filed since that date.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands, except per share data)	2023	2022	2023	2022
Revenue	$192,169	$172,509	$566,558	$484,396
Cost of revenue	57,608	53,777	170,835	154,412
Gross margin	134,561	118,732	395,723	329,984
Operating expenses:
Research and development	42,048	34,820	119,983	100,988
Selling, general, and administrative	33,217	31,926	102,583	89,721
Amortization of acquired intangible assets	870	869	2,609	2,908
Restructuring	1,509	2,315	1,427	2,505
Acquisition related	—	—	—	511
Total operating expenses	77,644	69,930	226,602	196,633
Income from operations	56,917	48,802	169,121	133,351
Interest income (expense), net	954	(1,267)	588	(2,866)
Other income (expense), net	14	(820)	(257)	(1,085)
Income before income taxes	57,885	46,715	169,452	129,400
Income tax expense	4,097	356	9,097	2,431
Net income	$53,788	$46,359	$160,355	$126,969

Net income per share:
Basic	$0.39	$0.34	$1.16	$0.92
Diluted	$0.38	$0.33	$1.15	$0.90

Shares used in per share calculations:
Basic	137,948	137,267	137,697	137,397
Diluted	139,828	139,935	139,927	140,921

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands)	2023	2022	2023	2022
Net income	$53,788	$46,359	$160,355	$126,969
Other comprehensive income (loss):
Translation adjustment	(369)	(987)	(637)	(2,215)
Comprehensive income	$53,419	$45,372	$159,718	$124,754

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(In thousands, except share and par value data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$114,397	$145,722
Accounts receivable, net of allowance for credit losses	105,913	94,018
Inventories, net	104,019	110,375
Prepaid expenses and other current assets	36,404	29,052
Total current assets	360,733	379,167
Property and equipment, less accumulated depreciation of $124,493 at September 30, 2023 and $116,349 at December 31, 2022	50,164	47,614
Operating lease right-of-use assets	16,088	17,590
Intangible assets, net	21,951	25,070
Goodwill	315,358	315,358
Other long-term assets	15,328	13,914
Total assets	$779,622	$798,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,887	$42,036
Accrued liabilities	36,305	48,467
Accrued payroll obligations	27,471	36,870
Total current liabilities	100,663	127,373
Long-term debt	—	128,752
Long-term operating lease liabilities, net of current portion	12,122	13,618
Other long-term liabilities	40,667	41,807
Total liabilities	153,452	311,550
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 138,022,000 shares issued and outstanding as of September 30, 2023 and 137,099,000 shares issued and outstanding as of December 31, 2022	1,380	1,371
Additional paid-in capital	578,580	599,300
Retained earnings (Accumulated deficit)	49,261	(111,094)
Accumulated other comprehensive loss	(3,051)	(2,414)
Total stockholders' equity	626,170	487,163
Total liabilities and stockholders' equity	$779,622	$798,713

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,	October 1,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$160,355	$126,969
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,279	21,498
Stock-based compensation expense	52,408	41,207
Amortization of right-of-use assets	5,022	4,995
Impairment of operating lease right-of-use asset	—	1,149
Other non-cash adjustments	177	791
Changes in assets and liabilities:
Accounts receivable, net	(11,895)	(20,587)
Inventories, net	6,356	(26,370)
Prepaid expenses and other assets	(5,305)	(2,033)
Accounts payable	(5,149)	9,038
Accrued liabilities	(14,495)	2,190
Accrued payroll obligations	(9,399)	3,549
Operating lease liabilities, current and long-term portions	(5,736)	(5,571)
Net cash provided by (used in) operating activities	197,618	156,825
Cash flows from investing activities:
Capital expenditures	(16,370)	(13,080)
Cash paid for software and intellectual property licenses	(8,917)	(8,322)
Net cash provided by (used in) investing activities	(25,287)	(21,402)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(48,633)	(50,043)
Proceeds from issuance of common stock	5,519	4,317
Repurchase of common stock	(30,005)	(90,137)
Proceeds from long-term debt, net of issuance costs	—	148,601
Repayment of long-term debt	(130,000)	(158,750)
Net cash provided by (used in) financing activities	(203,119)	(146,012)
Effect of exchange rate change on cash	(537)	(2,215)
Net increase (decrease) in cash and cash equivalents	(31,325)	(12,804)
Beginning cash and cash equivalents	145,722	131,570
Ending cash and cash equivalents	$114,397	$118,766

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$3,240	$2,203
Income taxes paid, net of refunds	$11,229	$4,115
Operating lease payments	$6,179	$5,500
Accrued purchases of plant and equipment	$269	$4,822
Operating lease right-of-use assets obtained in exchange for lease obligations	$3,718	$639

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

The following summarizes the changes in total equity for the nine-month period ended September 30, 2023:

	Common Stock ($.01 par value)		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit)	Loss	Total
Balances, December 31, 2022	137,099	$1,371	$599,300	$(111,094)	$(2,414)	$487,163
Components of comprehensive income, net of tax:
Net income for the nine months ended September 30, 2023	—	—	—	160,355	—	160,355
Other comprehensive income (loss)	—	—	—	—	(637)	(637)
Total comprehensive income						159,718
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	1,274	13	(43,127)	—	—	(43,114)
Stock-based compensation expense	—	—	52,408	—	—	52,408
Repurchase of common stock	(351)	(4)	(30,001)	—	—	(30,005)
Balances, September 30, 2023	138,022	$1,380	$578,580	$49,261	$(3,051)	$626,170

The following summarizes the changes in total equity for the nine-month period ended October 1, 2022:

	Common Stock ($.01 par value)		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit)	Loss	Total
Balances, January 1, 2022	137,239	$1,372	$701,688	$(289,976)	$(1,451)	$411,633
Components of comprehensive income, net of tax:
Net income for the nine months ended October 1, 2022	—	—	—	126,969	—	126,969
Other comprehensive income (loss)	—	—	—	—	(2,215)	(2,215)
Total comprehensive income						124,754
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	1,452	15	(45,741)	—	—	(45,726)
Stock-based compensation expense	—	—	41,207	—	—	41,207
Repurchase of common stock	(1,663)	(17)	(90,120)	—	—	(90,137)
Balances, October 1, 2022	137,028	$1,370	$607,034	$(163,007)	$(3,666)	$441,731

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

(unaudited)

The following summarizes the changes in total equity for the three-month period ended September 30, 2023:

	Common Stock ($.01 par value)		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit)	Loss	Total
Balances, July 1, 2023	137,823	$1,378	$580,592	$(4,527)	$(2,682)	$574,761
Components of comprehensive income, net of tax:
Net income for the three months ended September 30, 2023	—	—	—	53,788	—	53,788
Other comprehensive income (loss)	—	—	—	—	(369)	(369)
Total comprehensive income						53,419
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	309	4	(8,679)	—	—	(8,675)
Stock-based compensation expense	—	—	16,664	—	—	16,664
Repurchase of common stock	(110)	(2)	(9,997)	—	—	(9,999)
Balances, September 30, 2023	138,022	$1,380	$578,580	$49,261	$(3,051)	$626,170

The following summarizes the changes in total equity for the three-month period ended October 1, 2022:

	Common Stock ($.01 par value)		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit)	Loss	Total
Balances, July 2, 2022	137,263	$1,373	$646,593	$(209,366)	$(2,679)	$435,921
Components of comprehensive income, net of tax:
Net income for the three months ended October 1, 2022	—	—	—	46,359	—	46,359
Other comprehensive income (loss)	—	—	—	—	(987)	(987)
Total comprehensive income						45,372
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	450	4	(13,548)	—	—	(13,544)
Stock-based compensation expense	—	—	13,958	—	—	13,958
Repurchase of common stock	(685)	(7)	(39,969)	—	—	(39,976)
Balances, October 1, 2022	137,028	$1,370	$607,034	$(163,007)	$(3,666)	$441,731

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation

Lattice Semiconductor Corporation and its subsidiaries (“Lattice,” the “Company,” “we,” “us,” or “our”) develop technologies that we monetize through differentiated programmable logic semiconductor products, silicon-enabling products, system solutions, design services, and technology licenses.

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

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2023 will be a 52-week year and will end on December 30, 2023, and our fiscal 2022 was a 52-week year that ended December 31, 2022. Our third quarter of fiscal 2023 and third quarter of fiscal 2022 ended on September 30, 2023 and October 1, 2022, respectively. All references to quarterly financial results are references to the results for the relevant 13-week or 39-week fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue and accounts receivable. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 90% for the third quarter of both fiscal 2023 and 2022, and 89% for both the nine months ended September 30, 2023 and October 1, 2022. Distributors also account for a substantial portion of our net accounts receivable. Our two largest distributors accounted for 41% and 27% of net accounts receivable at September 30, 2023 and 47% and 27% of net accounts receivable at December 31, 2022.

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

A summary of basic and diluted Net income per share is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands, except per share data)	2023	2022	2023	2022
Net income	$53,788	$46,359	$160,355	$126,969

Shares used in basic Net income per share	137,948	137,267	137,697	137,397
Dilutive effect of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition	1,880	2,668	2,230	3,524
Shares used in diluted Net income per share	139,828	139,935	139,927	140,921

Basic Net income per share	$0.39	$0.34	$1.16	$0.92
Diluted Net income per share	$0.38	$0.33	$1.15	$0.90

The computation of diluted Net income per share excludes the effects of stock options, restricted stock units ("RSUs"), Employee Stock Purchase Plan ("ESPP") shares, and equity awards with a market condition or performance condition that are antidilutive, aggregating approximately the following number of shares:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands)	2023	2022	2023	2022
Stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition excluded as they are antidilutive	448	604	223	535

Note 3 - Revenue from Contracts with Customers

Disaggregation of revenue

The following tables provide information about revenue from contracts with customers disaggregated by channel and by geographical market, based on ship-to location of our customer:

	Three Months Ended				Nine Months Ended
Revenue by Channel	September 30,		October 1,		September 30,		October 1,
(In thousands)	2023		2022		2023		2022
Distributors	$173,344	90%	$154,417	90%	$504,052	89%	$433,535	89%
Direct	18,825	10%	18,092	10%	62,506	11%	50,861	11%
Total revenue	$192,169	100%	$172,509	100%	$566,558	100%	$484,396	100%

Revenue by Geographical Market
(In thousands)
China	64,114	34%	75,933	44%	175,670	31%	232,099	48%
Japan	25,689	13%	26,924	16%	94,434	17%	62,784	13%
Other Asia	27,532	14%	20,003	12%	72,009	12%	55,449	11%
Asia	117,335	61%	122,860	72%	342,113	60%	350,332	72%
Americas	33,209	17%	23,154	13%	107,780	19%	66,976	14%
Europe	41,625	22%	26,495	15%	116,665	21%	67,088	14%
Total revenue	$192,169	100%	$172,509	100%	$566,558	100%	$484,396	100%

Contract balances

Our contract assets relate to our rights to consideration for licenses and royalties due to us as a member of the HDMI Founders consortium. The balance results primarily from the amount of estimated revenue related to HDMI that we have recognized to date, but which has not yet been distributed to us by the HDMI licensing agent. Contract assets are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The following table summarizes activity during the first nine months of fiscal 2023:

(In thousands)
Contract assets as of December 31, 2022	$7,347
Revenues recorded during the period	9,377
Transferred to Accounts receivable or collected	(7,378)
Contract assets as of September 30, 2023	$9,346

Contract liabilities are included in Accrued liabilities on our Consolidated Balance Sheets. The following table summarizes activity during the first nine months of fiscal 2023:

(In thousands)
Contract liabilities as of December 31, 2022	$17,666
Less: Product shipments from prepaid customer deposit	(12,826)
Accruals for estimated future stock rotation and scrap returns	6,348
Less: Release of accruals for recognized stock rotation and scrap returns	(6,114)
Contract liabilities as of September 30, 2023	$5,074

Note 4 - Balance Sheet Components

Accounts Receivable

Accounts receivable do not bear interest and are shown net of an allowance for expected lifetime credit losses, which reflects our best estimate of probable losses inherent in the accounts receivable balance, as described in our 2022 10-K.

	September 30,	December 31,
(In thousands)	2023	2022
Accounts receivable	$105,913	$94,018
Less: Allowance for credit losses	—	—
Accounts receivable, net of allowance for credit losses	$105,913	$94,018

Inventories

	September 30,	December 31,
(In thousands)	2023	2022
Work in progress	$70,197	$58,269
Finished goods	33,822	52,106
Total inventories, net	$104,019	$110,375

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	September 30,	December 31,
(In thousands)	2023	2022
United States	$29,531	$29,118

Taiwan	11,527	10,732
Philippines	4,606	3,596
China	2,556	2,229
Other	1,944	1,939
Total foreign property and equipment, net	20,633	18,496
Total property and equipment, net	$50,164	$47,614

Accrued Liabilities

Included in Accrued liabilities in the Consolidated Balance Sheets are the following balances:

	September 30,	December 31,
(In thousands)	2023	2022
Liability for non-cancelable contracts	$12,994	$10,498
Current portion of operating lease liabilities	5,932	6,454
Contract liabilities	5,074	17,666
Liability for production materials	4,049	6,002
Other accrued liabilities	8,256	7,847
Total accrued liabilities	$36,305	$48,467

Note 5 - Long-Term Debt

On September 1, 2022, we entered into an Amended and Restated Credit Agreement (the “2022 Credit Agreement”), which provides for a five-year secured revolving loan facility with an aggregate principal amount of up to $350 million. Details of the revolving loan facility, including the basis for interest and covenants are described in the 2022 Credit Agreement.

The revolving loans under the 2022 Credit Agreement may be repaid and reborrowed at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loan on September 1, 2027. During the first nine months of fiscal 2023, we made discretionary payments totaling $130 million on the revolving loans outstanding under the 2022 Credit Agreement.

The fair value of our long-term debt approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

	September 30,	December 31,
(In thousands)	2023	2022
Principal amount	$-	$130,000
Unamortized original issuance discount and debt costs	—	(1,248)
Long-term debt, net of unamortized debt issue costs	$-	$128,752

We pay a quarterly commitment fee of 0.20% on the unused portion of the revolving facility. Interest expense related to our long-term debt was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands)	2023	2022	2023	2022
Contractual interest	$83	$1,328	$2,701	$2,690
Amortization of original issuance discount and debt costs	67	76	200	243
Total interest expense related to long-term debt	$150	$1,404	$2,901	$2,933

Note 6 - Restructuring

In the third quarter of 2023, our management approved and executed an internal restructuring plan (the “Q3 2023 Plan”), which included a targeted workforce reduction intended to reorganize critical roles and focus skillsets in key growth markets. We incurred restructuring costs of approximately $1.5 million during the third quarter and first nine months of fiscal 2023. Under this plan, approximately $1.5 million of total costs have been incurred through September 30, 2023. The Q3 2023 plan is expected to be largely complete by the end of fiscal year 2024.

Under the Q2 2019 Sales Plan, which is described in the 2022 10-K, we incurred no restructuring costs in the third quarter or first nine months of fiscal 2023. In September 2022, our management approved and implemented additional contract cancellations and headcount reductions under the Q2 2019 Sales Plan, which focused on a restructuring of the global sales organization. With these actions, we incurred approximately $1.0 million of incremental restructuring costs in the third quarter and first nine months of fiscal 2022. Under this plan, approximately $3.1 million of total costs have been incurred through September 30, 2023. All actions planned under the Q2 2019 Sales Plan have been implemented.

Under the June 2017 Plan, which is described in the 2022 10-K, we incurred less than $0.1 million of restructuring costs in the third quarter of fiscal 2023 and approximately $0.1 million of restructuring costs in the first nine months of fiscal 2023. We incurred approximately $1.1 million of incremental restructuring costs in the third quarter of fiscal 2022 related to an impairment of the operating lease right-of-use asset for our partially vacated facility in San Jose, California. Including these costs, we incurred restructuring costs of approximately $1.3 million and approximately $1.6 million during the third quarter and first nine months, respectively, of fiscal 2022. Under this plan, approximately $23.3 million of total costs have been incurred through September 30, 2023. All actions planned under the June 2017 Plan have been implemented.

These costs, and adjustments on previous plans, are recorded to Restructuring on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accrued liabilities and in Other long-term liabilities on our Consolidated Balance Sheets. The following table displays the activity related to our restructuring plans:

(In thousands)	Severance & Related (1)	Lease Termination & Fixed Assets	Other (2)	Total
Accrued Restructuring at December 31, 2022	$400	$5,892	$640	$6,932
Restructuring	1,365	58	4	1,427
Costs paid or otherwise settled	(446)	(1,083)	(24)	(1,553)
Accrued Restructuring at September 30, 2023	$1,319	$4,867	$620	$6,806

Accrued Restructuring at January 1, 2022	$251	$7,130	$—	$7,381
Restructuring	303	1,562	640	2,505
Costs paid or otherwise settled	(154)	(2,477)	—	(2,631)
Accrued Restructuring at October 1, 2022	$400	$6,215	$640	$7,255

(1)	Includes employee relocation and outplacement costs
(2)	Includes termination fees on the cancellation of certain contracts

Note 7 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center. All of our facilities are leased under operating leases, which expire at various times through 2028, with a weighted-average remaining lease term of 3.4 years and a weighted-average discount rate of 5.8% as of September 30, 2023.

We recorded fixed operating lease expenses of $2.0 million and $1.9 million for the third quarter of fiscal 2023 and 2022, respectively, and $5.8 million for both the first nine months of fiscal 2023 and 2022.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during the first nine months of fiscal 2023:

Operating lease right-of-use assets	(In thousands)
Balance as of December 31, 2022	$17,590
Right-of-use assets obtained for new lease contracts during the period	3,718
Amortization of right-of-use assets during the period	(5,022)
Adjustments for present value and foreign currency effects	(198)
Balance as of September 30, 2023	$16,088

Operating lease liabilities	(In thousands)
Balance as of December 31, 2022	$20,072
Lease liabilities incurred for new lease contracts during the period	3,718
Accretion of lease liabilities	749
Operating cash used for payments on lease liabilities	(6,179)
Adjustments for present value and foreign currency effects	(306)
Balance as of September 30, 2023	18,054
Less: Current portion of operating lease liabilities (included in Accrued liabilities)	(5,932)
Long-term operating lease liabilities, net of current portion	$12,122

Maturities of operating lease liabilities as of September 30, 2023 are as follows:

Fiscal year	(In thousands)
2023 (Remaining quarter)	$1,552
2024	7,000
2025	5,028
2026	3,405
2027	1,742
Thereafter	1,425
Total lease payments	20,152
Less: amount representing interest	(2,098)
Total lease liabilities	$18,054

Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $4.9 million at September 30, 2023 and continued to be recorded in Other long-term liabilities on our Consolidated Balance Sheets.

Note 8 - Intangible Assets

In connection with our acquisition of Mirametrix, Inc. in November 2021, we recorded identifiable intangible assets during fiscal year 2021. On our Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, Intangible assets, net are shown net of accumulated amortization of $143.7 million and $140.3 million, respectively. Additionally, we enter into license agreements for third-party technology and record them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands)	2023	2022	2023	2022
Research and development	$277	$264	$818	$789
Amortization of acquired intangible assets	870	869	2,609	2,908
	$1,147	$1,133	$3,427	$3,697

Note 9 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands)	2023	2022	2023	2022
Cost of revenue	$1,035	$880	$3,402	$2,705
Research and development	7,020	4,925	20,006	14,461
Selling, general, and administrative	8,609	8,153	29,000	24,041
Total stock-based compensation	$16,664	$13,958	$52,408	$41,207

Market-Based and Performance-Based Stock Compensation

In the first and third quarters of fiscal 2023, we granted awards of RSUs with a market condition to certain executives. Under the terms of these grants, the RSUs with a market condition vest over a three-year period based on the Company’s total shareholder return ("TSR") relative to the Russell 3000 index, which condition is measured for the grants on either the third anniversary of the grant date, or equally on the first, second, and third anniversary of the grant date, depending on the executive. The awards may vest at 250% or 200%, depending on the executive, if the 75th percentile of the market condition is achieved, with 100% of the units vesting at the 55th percentile, zero vesting if relative TSR is below the 25th percentile, and vesting scaling for achievement between the 25th and 75th percentile.

In the first nine months of fiscal 2023, certain awards with a market condition or performance condition granted in prior fiscal years vested. During the first quarter of fiscal 2023, the market condition for awards granted to certain executives in the first quarter of fiscal 2020 exceeded the 75th percentile of their TSR condition, and the second tranche of these awards vested at 250% or 200%, as applicable for the respective executive. Also during the first quarter of fiscal 2023, the first tranche of awards granted in fiscal 2021 with a performance condition vested. Under the terms of these grants, the RSUs with a performance condition will vest based on the Company generating specified levels of year-over-year revenue growth, which will be measured annually for one-fourth of the grants after each fiscal year-end through the end of fiscal 2024, with vesting of each tranche occurring 13 months after the performance condition is met. Vesting of these awards scales for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 200%. The first tranche of these awards vested at the 200% level of achievement, as the Company met the maximum year-over-year revenue growth performance criteria as of January 1, 2022. For the second tranche of these awards, the Company met the year-over-year revenue growth performance criteria at the 200% level of achievement as of December 31, 2022.

For our awards with a market condition or a performance condition, we incurred stock compensation expense of approximately $5.1 million and $5.5 million in the third quarter of fiscal 2023 and 2022, respectively, and approximately $21.0 million and $18.4 million in the first nine months of fiscal 2023 and 2022, respectively, which is recorded as a component of total stock-based compensation.

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Total
Balance, December 31, 2022	985
Granted	172
Effect of vesting multiplier	331
Vested	(633)
Balance, September 30, 2023	855

Note 10 - Common Stock Repurchase Program

On August 8, 2022, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $150 million of outstanding common stock could be repurchased from time to time (the "2023 Repurchase Program"). The duration of the 2023 Repurchase Program is through the end of December 2023. During the third quarter of fiscal 2023, we repurchased 109,950 shares for $10.0 million, or an average price paid per share of $90.95. Under this plan during the first nine months of fiscal 2023, we have repurchased a total of 351,449 shares for $30.0 million, or an average price paid per share of $85.38. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2023 Repurchase Program were retired by the end of the third quarter of fiscal 2023. As of September 30, 2023, the remaining portion of the amount authorized for the 2023 Repurchase Program is approximately $99.7 million.

Note 11 - Income Taxes

We are subject to federal and state income tax as well as income tax in the foreign jurisdictions in which we operate. For the third quarter of fiscal 2023 and 2022, we recorded income tax expense of approximately $4.1 million and $0.4 million, respectively. For the first nine months of fiscal 2023 and 2022, we recorded income tax expense of approximately $9.1 million and $2.4 million, respectively. Income taxes for the three and nine-month periods ended September 30, 2023 and October 1, 2022 represent tax at the federal, state, and foreign statutory tax rates in addition to withholding taxes, excess benefits from stock compensation, as well as other non-deductible items in foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rates for the three and nine months ended September 30, 2023 and for the three and nine months ended October 1, 2022 resulted primarily from U.S. valuation allowance, foreign withholding taxes, foreign rate differentials, and the discrete impacts of excess tax benefits from stock compensation.

Our liability recorded for uncertain tax positions (including penalties and interest) was $22.1 million and $21.6 million at September 30, 2023 and December 31, 2022, respectively, and is included as a component of Other long-term liabilities on our Consolidated Balance Sheets.

Note 12 - Contingencies

Legal Matters

On or about December 19, 2018, Steven A.W. De Jaray, Perienne De Jaray and Darrell R. Oswald (collectively, the “Plaintiffs”) commenced an action against the Company and several unnamed defendants in the Multnomah County Circuit Court of the State of Oregon, in connection with the sale of certain products by the Company to the Plaintiffs in or around 2008. The Plaintiffs alleged that we violated the Lanham Act, engaged in negligence, fraud, and breach of contract by failing to disclose to the Plaintiffs the export-controlled status of the subject parts. In January 2019, we removed the action to the United States District Court for the District of Oregon. On May 24, 2023, the Plaintiffs filed a second amended complaint, which added Apex-Micro Manufacturing Corporation as a plaintiff and removed the violation of the Lanham Act claim. The Plaintiffs seek damages of $180 million, punitive damages, and other remedies. At this stage of the proceedings, we do not have an estimate of the likelihood or the amount of any potential exposure to the Company; however, we continue to believe that these claims are without merit and intend to vigorously defend the action.

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

Overview

Lattice Semiconductor Corporation and its subsidiaries (“Lattice,” the “Company,” “we,” “us,” or “our”) develop technologies that we monetize through differentiated programmable logic semiconductor products, silicon-enabling products, system solutions, design services, and technology licenses. Lattice is the low power programmable leader. We solve customer problems across the network, from the Edge to the Cloud, in the growing communications, computing, industrial, automotive, and consumer markets. Our technology, long-standing relationships, and commitment to world-class support helps our customers quickly and easily unleash their innovation to create a smart, secure, and connected world.

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

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30,		October 1,		September 30,		October 1,
(In thousands)	2023		2022		2023		2022
Revenue	$192,169	100.0%	$172,509	100.0%	$566,558	100.0%	$484,396	100.0%

Gross margin	134,561	70.0	118,732	68.8	395,723	69.8	329,984	68.1

Research and development	42,048	21.9	34,820	20.2	119,983	21.2	100,988	20.8
Selling, general and, administrative	33,217	17.3	31,926	18.5	102,583	18.1	89,721	18.5
Amortization of acquired intangible assets	870	0.5	869	0.5	2,609	0.5	2,908	0.6
Restructuring	1,509	0.8	2,315	1.3	1,427	0.3	2,505	0.5
Acquisition related	—	—	—	0.0	—	—	511	0.1
Income from operations	$56,917	29.6%	$48,802	28.3%	$169,121	29.9%	$133,351	27.5%

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

The following are examples of end market applications for the periods presented:

Communications and Computing	Industrial and Automotive	Consumer
Wireless	Security and Surveillance	Cameras
Wireline	Machine Vision	Displays
Data Backhaul	Industrial Automation	Wearables
Server Computing	Robotics	Televisions
Client Computing	Automotive	Home Theater
Data Storage	Drones

The composition of our revenue by end market is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30,		October 1,		September 30,		October 1,
(In thousands)	2023		2022		2023		2022
Communications and Computing	$68,311	35.5%	$73,040	42.3%	$198,876	35.1%	$209,720	43.3%
Industrial and Automotive	109,944	57.2	85,730	49.7	333,713	58.9	229,820	47.4
Consumer	13,914	7.3	13,739	8.0	33,969	6.0	44,856	9.3
Total revenue	$192,169	100.0%	$172,509	100.0%	$566,558	100.0%	$484,396	100.0%

Revenue from the Communications and Computing end market decreased by 6% for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 and decreased by 5% for the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022 primarily due to softer end market demand in both wireless and wireline communications infrastructure, partially offset by strong demand in datacenter applications.

Revenue from the Industrial and Automotive end market increased by 28% for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 and increased by 45% for the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022 primarily due to strong customer adoption in a broad range of applications, including industrial automation and robotics. Growth in Automotive was driven by the adoption of new designs in advanced driver assistance ("ADAS") and infotainment applications.

Revenue from the Consumer end market increased by 1% for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 due to increased demand for our products in Consumer end market applications over the quarterly periods and decreased by 24% for the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022 primarily due to macroeconomic weakness in Consumer over the year-to-date periods.

Revenue by Geography

We have a diverse base of customers where distributors represent a significant portion of our total revenue. Our revenue by geographical market is based on the ship-to location of our customers, which can vary from time to time. Revenue from Asia decreased in the periods presented primarily due to the macroeconomic environment in the region, while revenue from the Americas and Europe increased due to increased demand in these regions.

The composition of our revenue by geography is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30,		October 1,		September 30,		October 1,
(In thousands)	2023		2022		2023		2022
Asia	$117,335	61.1%	$122,860	71.2%	$342,113	60.4%	$350,332	72.3%
Americas	33,209	17.3	23,154	13.4	107,780	19.0	66,976	13.8
Europe	41,625	21.6	26,495	15.4	116,665	20.6	67,088	13.9
Total revenue	$192,169	100.0%	$172,509	100.0%	$566,558	100.0%	$484,396	100.0%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 90% for the third quarter of both fiscal 2023 and 2022, and 89% for both the nine months ended September 30, 2023 and October 1, 2022, respectively.

Gross Margin

The composition of our Gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands)	2023	2022	2023	2022
Gross margin	$134,561	$118,732	$395,723	$329,984
Gross margin percentage	70.0%	68.8%	69.8%	68.1%

Gross margin, as a percentage of revenue, increased 120 basis points in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 and increased by 170 basis points in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022. Improved margins were driven by benefits from our gross margin expansion strategy.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
(In thousands)	2023	2022	% change	2023	2022	% change
Research and development	$42,048	$34,820	20.8%	$119,983	$100,988	18.8%
Percentage of revenue	21.9%	20.2%		21.2%	20.8%

Research and development expense includes costs for compensation and benefits, stock compensation, engineering wafers, depreciation and amortization, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions. The increase in Research and development expense for the third quarter and first nine months of fiscal 2023 compared to the third quarter and first nine months of fiscal 2022 was due primarily to increased headcount-related costs, including stock compensation, as we continue to invest in our long-term product roadmap, and depreciation and amortization related to our research and development equipment and tools. We believe that investing in research and development is important to delivering innovative products to our customers and, therefore, we expect to continue to increase our investment in research and development.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
(In thousands)	2023	2022	% change	2023	2022	% change
Selling, general, and administrative	$33,217	$31,926	4.0%	$102,583	$89,721	14.3%
Percentage of revenue	17.3%	18.5%		18.1%	18.5%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses. The increase in Selling, general, and administrative expense for the third quarter and first nine months of fiscal 2023 compared to the third quarter and first nine months of fiscal 2022 was due primarily to increased headcount-related costs, including stock compensation and other costs, related to demand creation to support the growth of our business.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
(In thousands)	2023	2022	% change	2023	2022	% change
Amortization of acquired intangible assets	$870	$869	0.1%	$2,609	$2,908	(10.3)%
Percentage of revenue	0.5%	0.5%		0.5%	0.6%

Amortization of acquired intangible assets was flat between the third quarter of fiscal 2023 and the third quarter of fiscal 2022, and decreased for the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022 due to the end of the amortization period during the first quarter of fiscal 2022 for acquired intangible assets from previous acquisitions.

Restructuring

The composition of our Restructuring activity, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
(In thousands)	2023	2022	% change	2023	2022	% change
Restructuring	$1,509	$2,315	(34.8)%	$1,427	$2,505	(43.0)%
Percentage of revenue	0.8%	1.3%		0.3%	0.5%

Restructuring activity is generally comprised of expenses resulting from consolidation of our facilities, cancellation of contracts, and headcount reductions. Details of our restructuring plans and expenses incurred under them are discussed in "Note 6 - Restructuring" to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Restructuring costs decreased in the third quarter and first nine months of fiscal 2023 compared to the third quarter and first nine months of fiscal 2022 primarily due to lower costs in the current year periods for severance compared to higher costs in the prior year periods for lease right-of-use impairment and contract termination fees.

Acquisition Related

Acquisition related activity of $0.5 million, or 0.1% of revenue, for the first nine months of fiscal 2022 were attributable to our acquisition of Mirametrix in November 2021 and were comprised primarily of professional services including legal and accounting fees, as well as closing costs.

Interest Income (Expense), net

The composition of our Interest expense, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
(In thousands)	2023	2022	% change	2023	2022	% change
Interest income (expense), net	$954	$(1,267)	(175.3)%	$588	$(2,866)	(120.5)%
Percentage of revenue	0.5%	(0.7)%		0.1%	(0.6)%

The change in Interest income (expense) for the third quarter and first nine months of fiscal 2023 compared to the third quarter and first nine months of fiscal 2022 was driven by increased interest income, coupled with decreased interest expense as we paid off the outstanding balance of our long-term debt.

Other Income (Expense), net

The composition of our Other income (expense), net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
(In thousands)	2023	2022	% change	2023	2022	% change
Other income (expense), net	$14	$(820)	(101.7)%	$(257)	$(1,085)	(76.3)%
Percentage of revenue	0.0%	(0.5)%		(0.0)%	(0.2)%

The changes in Other income (expense) for the third quarter and first nine months of fiscal 2023 compared to the third quarter and first nine months of fiscal 2022 were primarily due to the non-recurrence of the $0.7 million loss on refinancing of our long-term debt during the prior year period, and to foreign currency effects.

Income Tax Expense

The composition of our Income tax expense is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
(In thousands)	2023	2022	% change	2023	2022	% change
Income tax expense	$4,097	$356	1,050.8%	$9,097	$2,431	274.2%

Our Income tax expense is composed primarily of taxes on foreign income and withholding taxes, partially offset by benefits resulting from excess tax benefits from stock compensation. The increase in tax expense in the third quarter and first nine months of fiscal 2023 as compared to the third quarter and first nine months of fiscal 2022 is primarily due to increased worldwide income and U.S. tax on foreign operations.

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

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. On September 1, 2022, we entered into our 2022 Credit Agreement, as described in "Note 5 - Long-Term Debt" under Part I, Item 1 of this report. As of September 30, 2023, we did not have significant long-term commitments for capital expenditures. For further information on our cash commitments for operating lease liabilities, see "Note 7 - Leases" under Part I, Item 1 of this report.

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

Cash and cash equivalents

(In thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Cash and cash equivalents	$114,397	$145,722	$(31,325)	(21.5)%

As of September 30, 2023, we had Cash and cash equivalents of $114.4 million, of which approximately $32.4 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of September 30, 2023, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in Cash and cash equivalents of $31.3 million between December 31, 2022 and September 30, 2023 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first nine months of fiscal 2023 was $197.6 million compared to $156.8 million for the first nine months of fiscal 2022. This increase of $40.8 million was primarily driven by an increase of $46.6 million provided by improved operating performance, partially offset by $5.8 million of net changes in working capital, primarily from cash used for Accounts payable, Accrued liabilities, and Accrued payroll obligations offset by cash provided by Inventories.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software and intellectual property licenses. Net cash used by investing activities in the first nine months of fiscal 2023 was $25.3 million compared to $21.4 million in the first nine months of fiscal 2022. This increase of $3.9 million is primarily a result of increased capital expenditures.

Financing activities — Financing cash flows consist primarily of activity on our long-term debt, tax payments related to the net share settlement of restricted stock units, proceeds from the exercise of options to acquire common stock, and repurchases of common stock. Net cash used by financing activities in the first nine months of fiscal 2023 was $203.1 million compared to $146.0 million in the first nine months of fiscal 2022. This $57.1 million increase was due to the following mix of activities. During the first nine months of fiscal 2023, we made discretionary payments totaling $130.0 million on our revolving loans under the 2022 Credit Agreement. In September 2022, we entered into our 2022 Credit Agreement and drew down an initial $150.0 million revolving loan at closing, which we used to pay off the $150.0 million outstanding balance on our previous term and revolving loans. In connection with the 2022 Credit Agreement, we paid $1.4 million in debt issuance costs. In the first nine months of fiscal 2022 we paid required quarterly installments of $8.8 million on our long-term debt under our prior Credit Agreement, dated May 17, 2019. Payments for tax withholdings on vesting of RSUs partially offset by employee exercises of stock options used net cash flows of $43.1 million in the first nine months of fiscal 2023, a decrease of approximately $2.6 million from the net $45.7 million used in the first nine months of fiscal 2022. During the first nine months of fiscal 2023, we repurchased approximately 0.4 million shares of common stock for $30.0 million compared to repurchases in the first nine months of fiscal 2022 of approximately 1.7 million shares of common stock for $90.1 million.

Accounts receivable, net

(In thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Accounts receivable, net	$105,913	$94,018	$11,895	12.7%
Days sales outstanding - Overall	50	49	1

Accounts receivable, net as of September 30, 2023 increased by approximately $11.9 million, or 13%, compared to December 31, 2022. This increase resulted primarily from higher revenue shipments in the third quarter of fiscal 2023 compared to the fourth quarter of fiscal 2022. We calculate Days sales outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Inventories	$104,019	$110,375	$(6,356)	(5.8)%
Days of inventory on hand	165	187	(22)

Inventories as of September 30, 2023 decreased $6.4 million, or approximately 6%, compared to December 31, 2022 primarily as a result of increased product shipments to meet customer demand.

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

As of September 30, 2023, we had no used or unused credit arrangements beyond the secured revolving loan facility described in the 2022 Credit Agreement.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 27, 2023, the SEC approved the settlement of an administrative proceeding, previously disclosed in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2023, alleging that in certain instances the Company (i) failed to timely file public reports regarding reportable transactions by certain of the Company’s officers and directors primarily related to the granting, vesting and related tax withholding of RSUs and (ii) failed to comply with Section 13(a) of the Exchange Act and Item 405 of SEC Regulation S-K regarding the failure to disclose such late filings. Without admitting or denying the allegations, the Company agreed to pay a civil penalty of $185,000 and to cease and desist from future violations of the relevant securities law provisions. The Company fully cooperated with the SEC and all reportable transactions have been disclosed. The Company has taken certain remedial measures to ensure compliance with the applicable rules, including hiring of additional personnel responsible for such filings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 8, 2022, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $150 million of outstanding common stock could be repurchased from time to time (the "2023 Repurchase Program"). The duration of the 2023 Repurchase Program is through the end of December 2023. During the third quarter of fiscal 2023, we repurchased 109,950 shares for $10.0 million, or an average price paid per share of $90.95. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2023 Repurchase Program were retired by the end of the third quarter of fiscal 2023.

The following table contains information regarding our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the third quarter of fiscal 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($M) (b)
July 2, 2023 through July 29, 2023	—	$—	—	$109.7
July 30, 2023 through August 26, 2023	70,894	$87.45	70,894	$103.5
August 27, 2023 through September 30, 2023	39,056	$97.30	39,056	$99.7
Total	109,950	$90.95	109,950	$99.7

(a)	All repurchases during the quarter were open-market transactions funded from available working capital made under the authorization from our Board of Directors to purchase up to $150.0 million of our common stock announced August 8, 2022.
(b)	As of September 30, 2023, this amount consisted of the remaining portion of the $150.0 million program authorized through the end of December 2023 that was announced August 8, 2022.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

On August 24, 2023, Mark Nelson, Senior Vice President of Sales, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c), pursuant to which an estimated aggregate of 39,640 shares of our Common Stock may be sold. The aggregate number of shares sold may differ based on tax withholdings for vesting stock awards and actual market achievement for performance RSUs. The duration of the trading arrangement is until August 27, 2024, or earlier if all transactions under the trading arrangement are completed.

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

Date: October 31, 2023