Form 10-K
period 2023-12-30
LATTICE SEMICONDUCTOR CORP
filed 2024-02-16
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

Aggregate market value of voting stock held by non-affiliates of the registrant as of July 1, 2023	$10,394,183,650
Number of shares of common stock outstanding as of February 12, 2024	137,550,564

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the 2024 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; future impacts of the ongoing military conflicts between Ukraine and Russia, and in the Middle East, and the outbreak of new, or expansion of current, military conflicts or terrorism; the impact of any continuing trade or travel restrictions on the export and import of products between the U.S. and China; the impact of any deterioration in relations between Taiwan and China, and other factors affecting military, political, or economic conditions in Taiwan or elsewhere in Asia; the impact of tariffs, trade sanctions, license requirements or similar actions on our suppliers and customers; the impact of inflationary pressures; future impacts of global pandemics, epidemics, and other public health problems; the effects of climate change and disruptive natural disasters on us, our suppliers, and our consumers, including as a result of actions by governments, businesses, and consumers in response; our business strategy; our opportunities to increase our addressable market; our expectations and strategies regarding market trends and opportunities, including market drivers such as wireless and wireline communications infrastructure deployments, data center servers and networking equipment, client computing platforms, industrial Internet of Things, factory automation, robotics, automotive electronics, smart homes, prosumers, and other applications; our expectations regarding the growth of AI-related revenue; our beliefs about who we may compete with and whether we are differentiated from those competitors, as well as their potential capabilities; our expectations regarding our customer base and the impacts of our customers’ actions on our business; our expectations regarding both new and existing product offerings; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our future investments in research and development; our ability to take advantage of the process technology development efforts of semiconductor foundries and apply those technologies when they become most economically beneficial to us and to our customers; the impact of changing foundries or OSATs (as defined below) or their failure to manufacture sufficient quantities of our products at acceptable yields, as well as the impact of problems with other subcontractors or distributors; the impact if we are unable to detect product defects; the impact if our insurance proves to be inadequate to resolve claims against us; whether we will experience seasonality or cyclicality and the resulting effects on our business; our expectations about our patent portfolio, including the expiration of patents, whether, when and where we will make future filings, and the value of the patents and associated licensing agreements generally and to our business, as well as risks arising from the licensing and sale of our patents; our ability to attract and retain personnel and their importance to our performance; future financial results or accounting treatments; our judgments involved in accounting matters, including revenue recognition, inventories and cost of revenue, and income taxes; actions we may take regarding the design and continued effectiveness of our internal controls over financial reporting; our use of cash; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; the impact of our debt on our future operating and financial performance, as well as the impact if we breach a loan covenant; whether we will consider and act upon acquisition opportunities to extend our product, technology and product offerings and the impact of such opportunities on our business; our expectations regarding taxes, including unrecognized tax benefits, and tax adjustments and allowances; whether we will pursue future stock repurchases and how any future repurchases will be funded; the future price volatility of our stock and the effects of that volatility; our ability to prevent and respond to information technology system failures, security breaches and incidents, cyberattacks or fraud, and the occurrence and impact of such cybersecurity incidents; the costs of mitigating cybersecurity risks; the impact of artificial intelligence (“AI”); the impact of laws and regulations addressing privacy, data protection, and cybersecurity and our ability to comply with the same; our ability to comply with other laws and regulations, the costs of such compliance, and costs incurred if we fail to comply with such laws and regulations; and our beliefs regarding legal or administrative proceedings.

These forward-looking statements are based on estimates and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those statements expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, including as a result of trade-related restrictions or tariffs; inflationary pressures; the effect of any downturn in the economy on capital markets and credit markets; the effects of global military conflicts, pandemics or widespread global health problems and the actions by governments, businesses, and individuals in response to the situation, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; the concentration of our sales in certain end markets, particularly as it relates to the concentration of our sales in the Asia Pacific region; market acceptance and demand for our existing and new products; market and technology trends; our ability to achieve yield and quality improvements; our ability to protect, license and sell our intellectual property; shortages or increased costs in our supply chain; any disruption of our distributors or distribution channels; the impact of competitive products and pricing, especially by companies with great resources than us; unanticipated warranty claims; our failure to prevent or adequately respond to information technology system failures, security breaches and incidents, cyberattacks, or fraud; physical and transition disruptions and costs associated with climate change; unanticipated taxation requirements or positions of the U.S. Internal Revenue Service or other taxing authority; unanticipated effects of tax reform; unfavorable results of legal proceedings; our ability to attract and retain key personnel; the sufficiency of our insurance coverage; the impact of our outstanding indebtedness on our strategic flexibility, liquidity and results of operations; the impact of strategic transactions; or unexpected impacts of accounting guidance. In addition, actual results are subject to other risks and uncertainties that relate more broadly to our overall business, including those more fully described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission ("SEC"), including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

Lattice Semiconductor Corporation and its subsidiaries (“Lattice,” the “Company,” “we,” “us,” or “our”) develop technologies that we monetize through differentiated programmable logic semiconductor products, system solutions, design services, and licenses. Lattice is the low power programmable leader. We solve customer problems across the network, from the Edge to the Cloud, in the Communications, Computing, Industrial, Automotive, and Consumer markets. Our technology, long-standing relationships, and commitment to world-class support enable our customers to create a smart, secure, and connected world.

Our field programmable gate array ("FPGA") devices enable us to provide our customers with a strong, growing base of control, connect, and compute technologies. We believe there are multiple growth areas that will allow us to increase our addressable market. In particular, we believe there are several emerging trends in servers, infrastructure, and smart devices that are opportunities for Lattice:

●	With the growth of hyperscale data centers, our “processor agnostic” solutions are ideal for dataplane control and connect functions in enterprise and data center server applications.
●

With the expected continued Communications infrastructure build-out from 5G deployment and beyond, as well as continued data center network expansion, Lattice solutions are being adopted to control and connect a variety of functions in critical systems.

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

To serve these needs, customer solutions require power efficiency, memory bandwidth, processing power, and the ability to integrate complex functionality into a highly compact footprint. These requirements align with the capabilities of our FPGA devices. Our flexible, low power, small form factor, performance optimized FPGAs put us in a unique position to meet these growing market needs.

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

Lattice FPGAs help solve these customer problems. Our FPGAs are optimized for input/output ("I/O") expansion, hardware acceleration, and hardware management. Our FPGAs consume power at very low rates, which reduces operating costs. Their small form factor enables higher functional density in less space. Finally, our FPGAs are I/O rich, which allows for more connections with system application specific integrated circuits ("ASICs") and application specific standard products ("ASSPs").

Examples of where our products enable intelligent automation in the Industrial and Automotive Market include industrial Internet of Things ("IoT") and "Industry 4.0", machine vision, robotics, factory automation, advanced driver assistance systems ("ADAS"), and automotive infotainment.

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

Field Programmable Gate Arrays (“FPGAs”)

FPGAs are regular arrays of logic that can be custom-configured by the user through software. This programmability allows our customers flexibility and reduced time to market while allowing us to offer the chips to many different customers in many different markets. Lattice FPGA product families include:

●

The Lattice Avant™, Certus™ and LatticeECP™ device families are our “General Purpose FPGAs” and address a broad range of applications across multiple markets. They offer customers the optimal cost per gate, Digital Signal Processing ("DSP") capability, and Serialize-Deserialize ("SERDES") connectivity. ECP devices are optimized for the Communications and Computing market but also find significant use in the Industrial, Automotive, and Consumer markets. The latest introductions in our general purpose family, Lattice Avant-G™ and Lattice Avant-X™ FPGAs, are designed to solve key customer challenges by combining class-leading power efficiency, size and performance with an optimized feature set tailored to the needs of mid-range FPGA applications like sensor fusion, datapath networking, and AI.

●

The Lattice Mach™ device family are our “Control & Security FPGAs” and are designed for platform management and security applications. They are control-oriented and offer optimized cost per I/O and cost per look-up table. Mach™ FPGAs are widely used across our three end market groups: Communications and Computing, Industrial and Automotive, and Consumer. The Lattice MachXO5T™-NX family, the latest devices built on the award-winning Lattice Nexus™ platform are the newest addition to the Mach™ FPGA family, bringing Lattice’s long-standing leadership in control FPGAs to a broader set of control function designs and applications for enterprise networking, machine vision, and industrial IoT.

●	The Lattice iCE™ device family are our “Ultra Low Power FPGAs.” Their small size and ultra-low power make them the optimal products for each of our core segments where small form factor and customizing is required. The latest member of the family, the iCE40 UltraPlus™ device, is focused on IoT Edge devices with its AI capabilities, low power, and small form factor.
●

The Lattice CrossLink™ device family are our "Video Connectivity FPGAs" and are optimized for high-speed video and sensor applications for the Industrial, Automotive, Communications, Computing, and Consumer markets. CrossLink combines the power and speed benefits of hardened video camera and display bridging cores with the flexibility of FPGA fabric and Lattice CrossLinkPlus™ devices provide users with instant-on capabilities for video display. Lattice CrossLink-NX™ FPGAs, built on the Lattice Nexus platform, provide the lowest power in the smallest packages in their class, higher performance, and high reliability. The latest device family – Lattice CrossLinkU-NX – are the industry’s first FPGAs with integrated USB device functionality in their class, designed to meet growing customer needs to simplify USB-based design for applications across the Computing, Industrial, Automotive, and Consumer markets.

To enable our customers to get to market faster we support our FPGAs with IP cores, reference designs, development kits, and design software. We are investing in our design software, such as Lattice Radiant™, to deliver best-in-class tools that enable predictable design convergence, and Lattice Propel™ for unparalleled ease in creating embedded processor-based designs. We have developed integrated system-level solution stacks, including Lattice Automate™ for industrial automation and robotics, Lattice mVision™ for low power embedded vision, Lattice ORAN™ for robust control data security, flexible fronthaul synchronization, and low power hardware acceleration for secure, adaptable, Open Radio Access Network (ORAN) deployment, Lattice sensAI™ for Edge AI applications, Lattice Sentry™ for implementing hardware security, and our newest solution stack - Lattice Drive™ for advanced, flexible automotive system designs and applications. Further, we have application software such as Glance by Mirametrix™ that allows users to control the AI and computer vision experience of their end systems for Client computing, industrial, and automotive applications.

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

We rely on third party vendors to provide cost-effective and efficient supply chain services. Among other activities, these outsourced services relate to inventory management and warehousing, lead time management, order fulfillment, and the shipment of inventory to third party distributors.

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

In fiscal years 2023, 2022, and 2021, sales to distributors accounted for approximately 87%, 89%, and 87%, respectively, of our net revenue. We depend on our distributors to sell our products to end customers, complete order fulfillment, and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. We have multiple global distributors. We also have regional distribution in Asia, Japan, Europe, and Israel, and we sell through three major on-line distributors. Revenue from foreign sales as a percentage of total revenue was 82%, 86%, and 88% for fiscal 2023, 2022, and 2021, respectively. We assign revenue to geographies based on ship-to location of our customers. Both foreign and domestic sales are denominated in U.S. dollars.

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

Human Capital Management

We provide a safe and positive work environment that emphasizes respect for individuals, ethical conduct, and learning and development that is facilitated by a direct employee engagement model. The health and safety of our employees is of utmost importance to us. We undertake appropriate actions to safeguard the health and well-being of our employees and our business. Recognizing and respecting our global presence, we strive to maintain a diverse and inclusive workforce everywhere we operate. As of December 30, 2023, we had 1,156 employees worldwide.

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

ITEM 1A. Risk Factors

The following risk factors and all of the other information included in this Annual Report on Form 10-K should be carefully considered in their entirety before making an investment decision relating to our common stock. If any of the risks described below occur, our business, financial condition, operating results, and cash flows could be materially adversely affected, and the trading price of our common stock could decline. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. Effects from global business or political events, and the related impacts to economic and operating conditions, may further affect the volatility or degree of known and unknown risks.

Risk Factor Summary

Factors Related to Economic, Political, Legal & Regulatory Business Conditions

●	Economic, political, and business conditions related to our global business.
●	The impact of tariffs, trade sanctions or similar actions on our business.
●	Legal and regulatory conditions related to our global business.
●	The impact of pandemics or widespread global health problems on our business.

Factors Related to Manufacturing our Products

●	Geopolitical exposure of our subcontractors that we rely on to supply silicon wafers, packaging, and testing to manufacture our semiconductor products.
●	Our achievement of continued yield and quality improvements to meet our internal cost and customer quality goals, and the potential impact of shortages in, or increased costs of, wafers and other materials.
●	Potential warranty claims and other costs related to our products.

Factors Related to Intellectual Property

●	Fluctuations in our revenue and margins caused by the intellectual property licensing component of our business strategy.
●	Material fluctuations in our revenue and gross margins caused by intermittent sales of patents and significant licensing transactions.
●	Variability in our share of royalties for the HDMI standard as a result of our evolving participation in the HDMI standard.
●	Our ability to protect our new and existing intellectual property rights.

Factors Related to Overall Business & Operations

●	Proper functioning of our information technology systems, including in response to data breaches, cyberattacks, or cyber-fraud.
●	Goodwill impairments and other impairments under U.S. GAAP that may impact our business.
●	Changes to financial accounting standards applicable to us and any related changes to our business practices.
●	Exposure to unanticipated tax consequences as a result of changes in effective tax rates, tax laws and our global organizational structure and operations.
●	Weakness in our internal control over financial reporting and business processes.
●	Our ability to compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel.
●	Our failure to adequately foresee and insure against risks related to our business.
●	Limitations to our flexibility caused by incurring indebtedness.
●	Risks relating to the use or application of emerging technologies, including artificial intelligence ("AI")
●	The impact of climate change and climate change-related policies & regulations on our business.

Factors Related to Our Markets and Product Development

●	Cyclical market patterns and potential downturns in our industry or our end markets.
●	Our ability to develop and introduce new products that achieve customer and market acceptance.
●	Competition with companies that have significantly greater resources than us and numerous other product solutions.
●	Our reliance on independent contractors and third parties to provide key services in our product development and operations.

Factors Related to Our Sales and Revenue

●	Our dependence on our distributors and a concentrated group of end customers.
●	Fluctuations in and the unpredictability of our business and our sales cycles.
●	Accounting requirements related to sales through our distribution channel.

General Risk Factors

●	Our operations are subject to the effects of rising inflation and recessionary concerns.
●	Disruptions to our worldwide operations and supply chain due to natural or human-induced disasters.
●	The trading price of our common stock has been and may continue to be subject to volatility.
●	The impact of actual and potential litigation and unfavorable results of legal proceedings on our business.
●	Disruption in and impacts of acquisitions, divestitures, strategic investments and strategic partnerships on our business.

Factors Related to Economic, Political, Legal & Regulatory Business Conditions

Our global business operations expose us to various economic, political, and business risks, which could impact our business, operating results and financial condition.

We have significant domestic and international operations. Our international operations include foreign sales offices to support our international customers and distributors, which account for the majority of our revenue, and operational and research and development sites in China, the Philippines, Malaysia, and other Asian locations. In addition, we purchase our wafers from foreign foundries; have our commercial products assembled, packaged, and tested by subcontractors located outside of the United States; and rely on international service providers for a variety of services, including inventory management, lead time management, technical support, factory engagement meetings, and order fulfillment.

Worldwide political and economic conditions may create uncertainties that could adversely affect our business. For example, the military conflict between Israel and Hamas and the potential for regional expansion, the continuing military conflict between Ukraine and Russia, as well as the financial and trade-related restrictions associated with Russia and Belarus and economic sanctions on certain individuals and entities in Russia and Belarus, may further disrupt global supply chains and could result in shortages of key materials that our suppliers and foundry partners require to satisfy our needs. Additionally, the U.S. government has implemented controls regarding semiconductor- and supercomputer-related products and restrictions affecting U.S. persons’ ability to send certain chips and chip-related technology and software to China without an export license. These, as well as future controls impacting the semiconductor ecosystem, may impact the global supply chain and could result in shortages of key materials that our suppliers and foundry partners require to satisfy our needs. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan or elsewhere in Asia, could adversely impact our third-party manufacturing partners and suppliers located in the region, which could disrupt our business operations. Countries in Europe and Asia have proposed, or recently adopted, significant increases in their military budgets and the outbreak of new, or expansion of current, military conflicts could adversely affect our business. Furthermore, adverse macroeconomic conditions, such as rising inflation and labor shortages, may affect demand for our products or increase our product or labor costs, negatively impacting our revenues, gross margins, and overall financial results.

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

Our customers or suppliers could also become subject to U.S. regulatory scrutiny or export restrictions. For example, in 2019 the U.S. Justice Department filed criminal charges against one of our customers in China and imposed a licensing requirement on this customer with a policy of denial for some items, which has limited our ability to do business with this customer. In 2020, the U.S. imposed additional regulatory restrictions on the sale of U.S. controlled technology to customers in China. These restrictions include establishing additional licensing requirements in order to sell U.S.-originated technology for certain applications or to companies that participate in the Chinese national security supply chain. These restrictions also limit the fabrication of devices for certain Chinese companies where U.S. technology is involved in the fabrication process. Furthermore, in August 2020 the U.S. established additional licensing requirements for one of our China customers and its affiliates that limit any sales of products to that customer or for that customer’s products absent a license. The U.S. government may add additional Chinese companies to its restricted entity list or impose additional licensing requirements that we may be unable to meet in a timely manner or at all. Additionally, in October 2022 the U.S. government announced controls regarding semiconductor- and supercomputer-related products and restrictions affecting U.S. persons’ ability to send certain chips and chip-related technology and software to China without an export license, which may impact the global supply chain and could negatively affect our business. These controls and restrictions were revised by the U.S. government in October 2023 with the intent to further restrict China’s ability to obtain such technology and to enhance U.S. national security interests.

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

Our global business operations expose us to various legal and regulatory risks, which could impact our business, operating results and financial condition.

If we fail to comply with the many laws and regulations to which we are subject, both within the United States and internationally, we may be subject to significant fines, penalties or liabilities for noncompliance, which could harm our business and financial results. For example, we are subject to federal, state and foreign laws and regulations concerning data privacy and security, including the EU General Data Protection Regulation (“GDPR), and U.S. state and local laws that govern the privacy and security of information, such as the California Consumer Privacy Act (“CCPA”). Other countries outside of the European Union, including the United Kingdom and China, also have enacted robust legislation addressing privacy, data protection, and cybersecurity and providing for substantial penalties for noncompliance. These and other regulatory frameworks are evolving rapidly, and we anticipate that our efforts to comply with evolving laws and regulations addressing privacy, data protection, and cybersecurity will be a rigorous and time-intensive process that may increase our cost of doing business and may require us to change our policies and practices. Additionally, as a public company, we are subject to the requirements of federal securities laws, requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the Nasdaq Stock Market. Noncompliance with these requirements could result in penalties, fines, liabilities, or reputational harm, which could harm our business or financial results. We are also subject to import/export regulations and applicable executive orders. These laws, regulations, and orders are complex, may change frequently and with limited notice, and have generally and may continue to become more stringent over time.

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

Pandemics, epidemics or other widespread public health problems could negatively impact our business. Outbreaks have resulted, and could again, result in significant government measures to control the spread of disease, including, among others, restrictions on travel, manufacturing, and the movement of employees. Jurisdictions in which we operate have had varying responses to pandemic and other widespread public health problems and the impact of such responses is difficult to anticipate. If, for example, pandemics were to occur in ways that significantly disrupt the manufacture, shipment, and buying patterns of our products or the products of our customers, this may materially negatively impact our operating results, including revenue, gross margins, operating margins, cash flows and other operating results, and our overall business. Disruptions to manufacturing and shipping could also constrain our supplies, leading to operational delays, disruptions and inflationary pressures. Our customers may also experience closures of their manufacturing facilities or inability to obtain other components, either of which could negatively impact demand for our solutions.

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

If we fail to maintain our foundry and OSAT relationships, if these partners do not provide facilities and support for our development efforts, if they are insolvent or experience financial difficulty, if their operations are interrupted by a widespread public health hazard, or if we elect or are required to change foundries or OSATs, we may incur significant costs and delays. If our foundry or OSAT partners are unable to, or do not, manufacture sufficient quantities of our products at acceptable yields, we may be required to allocate the affected products among our customers, prematurely limit or discontinue the sales of certain products, or incur significant costs to transfer products to other foundries or OSATs, which could adversely affect our customer relationships and operating results. Further, our subcontractors are themselves subject to many of the same operational and business risks that we face and describe herein that, if occur and are disruptive to their operations, could adversely affect us.

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

Our success depends in part on our proprietary technology, and we rely upon patent, copyright, trade secret, mask work, and trademark laws to protect our intellectual property globally. We intend to continue to protect our proprietary technology, however, we may be unsuccessful in asserting our intellectual property rights or such rights may be invalidated, violated, circumvented, or challenged. From time to time, third parties, including our competitors, have asserted against us patent, copyright, and other intellectual property rights to technologies that are important to us. Third parties may attempt to misappropriate our intellectual property through electronic or other means or assert infringement claims against us in the future. Such assertions by third parties may result in costly litigation, indemnity claims, or other legal actions, and we may not prevail in such matters or be able to license any valid and infringed patents from third parties on commercially reasonable terms. This could result in the loss of our ability to import and sell our products or require us to pay costly royalties to third parties in connection with sales of our products. Any infringement claim, indemnification claim, or impairment or loss of use of our intellectual property could materially adversely affect our financial condition and results of operations.

Factors Related to Overall Business & Operations

Our business depends on the use of information technology systems. A failure of these systems, cybersecurity incidents, or cyber-fraud may cause business disruptions, compromise our intellectual property or other sensitive information, or result in losses.

We rely on information technology ("IT") networks and systems to collect, process, maintain, use, share, disseminate, and dispose of our information and manage our operations, including financial reporting. Our IT systems are subject to power and telecommunication outages and other system failures. Further, despite our current security measures, our IT systems may be vulnerable to cybersecurity threats and suffer cybersecurity incidents. These systems are also supported by subcontractors and third-party providers who may also be subject to power and telecommunication outages or other general system failures and cybersecurity threats and cybersecurity incidents. The legal, regulatory and contractual environments surrounding information security, data privacy, and data protection are complex and evolving. We continue to commit significant resources to implementing new systems to standardize our processes worldwide and to develop our capabilities in these areas. We are focused on realizing the full analytical functionality of these conversions, which can be extremely complex, in part, because of the wide range of legacy systems and processes that must be integrated.

In the normal course of business, we may implement new or updated IT systems and, as a result, we may experience delays or disruptions in the integration of these systems, or the related procedures or controls. The policies and security measures established with our IT systems may be vulnerable to cybersecurity incidents such as security breaches and cyberattacks, or cyber-fraud. We may also encounter corruption or loss of data, an inability to accurately process or record transactions, and security or technical reliability issues. All of these could harm our ability to conduct core operating functions such as processing invoices, shipping and receiving, recording and reporting financial and management information on a timely and accurate basis, and could impact our internal control compliance efforts. If the technical solution or end user training are inadequate, it could limit our ability to manufacture and ship products as planned. Moreover, the proper functioning of the internal processes that the IT systems and networks support relies on qualified employees. Competition for qualified employees has generally increased across the economy in the United States, which, if we experience employee turnover, could lead to disruptions in our processes, inadequate end user training or difficulty updating our IT systems and networks.

We maintain sensitive data on our networks and on the networks of our business partners and third-party providers, including proprietary and confidential information relating to our intellectual property, personnel, and business, and that of our customers and third-party providers. Companies have been increasingly subject to a wide variety of cybersecurity incidents such as cyberattacks, hacking, phishing, malware, ransomware, and other attempts to gain unauthorized access to systems or data, or to engage in fraudulent behavior. Cyberattacks have become more prevalent, sophisticated and much harder to detect and defend against and it is often difficult to anticipate or detect such incidents on a timely basis and to assess the damage caused by them. In addition, our agreements with third-party providers, including but not limited to the liability limitations and insurance provisions contained in such agreements, may be inadequate to cover the liability, if any, associated with any security breaches. Increasing geopolitical tensions or conflicts have also created, and may continue to create, a heightened risk of cyberattacks, and AI and other evolving technologies may also increase the prevalence and impact of cyberattacks. Our policies and security measures cannot guarantee security, and our IT infrastructure, including our networks and systems, may be vulnerable to security breaches and cybersecurity incidents, cyberattacks, or cyber-fraud. In the past, third parties have attempted to penetrate and/or infect our network and systems with malicious software and phishing attacks in an effort to gain access to our network and systems. In addition, we are subject to the risk of third parties falsifying invoices and similar fraud, including by obtaining unauthorized access to our vendors’ and business partners’ networks. Although past threats and incidents have not resulted in a material adverse effect, we may incur material losses related to cybersecurity and other threats or incidents in the future.

In some circumstances, we may partner with third-party providers and provide them with certain data, including sensitive data, or the ability to access or otherwise process such data. These third parties also face substantial security risks from a variety of sources. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats, and we cannot guarantee that our systems and networks or those of our third-party service providers have not been breached or otherwise compromised, or that they and any software in our or their supply chains do not contain bugs, vulnerabilities, or compromised code that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. If any of our third-party providers fails to adopt or adhere to adequate data security practices, or suffers a security breach or incident, any data, including sensitive data, that we provide them or that they otherwise may access or process for us may be improperly accessed, used, disclosed, modified, lost, destroyed, or rendered unavailable. Any security breaches or incidents that we or our third-party providers may suffer could compromise our intellectual property, expose sensitive business information and otherwise result in unauthorized access to or disclosure, modification, misuse, loss, destruction, or other processing of sensitive information. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to eliminate or otherwise address security vulnerabilities, and we and our third-party service providers may face difficulties or delays in identifying or otherwise responding to any potential security breach or incident.

Further, the increase in cyberattacks has resulted in an increased focus on cybersecurity by certain government agencies. Any cyberattack or other security breach or cybersecurity incident that we or our third-party providers may suffer, or the perception that any such attack, breach, or incident has occurred, could result in a loss of customer confidence in our security measures, damage to our brand, reputation, and market position, result in unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of our data or other sensitive data that we or our third-party providers process or maintain, disrupt normal business operations, require us to spend material resources to investigate or correct any breach or incident and to prevent future security breaches and incidents, expose us to legal claims and liabilities, including litigation, regulatory investigations and enforcement actions, and indemnity obligations, and adversely affect our revenues and operating results. Further, any such actual or perceived breach or incident, and any claims, demands, litigation, or investigations or enforcement actions related to cybersecurity could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, and divert attention of management and key IT resources. In addition, we may incur loss as a result of cyber-fraud, such as those experienced by other companies by making unauthorized payments irrespective of robust internal controls.

Failure or disruptions of our IT systems or difficulties or delays in maintaining, managing, and integrating them could adversely affect our controls and procedures and could impact our ability to perform necessary operations, which could materially adversely affect our business.

The costs of maintaining our cybersecurity risk management program, as well as the costs of mitigating cybersecurity risks, are significant and are likely to increase in the future. These costs include, but are not limited to, maintaining software and services to prevent and detect cybersecurity threats and incidents, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures.

We cannot be certain that our insurance coverage will be adequate for cybersecurity liabilities incurred and, will cover any indemnification claims against us relating to any incident, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

We regularly test for goodwill and other impairments as required under U.S. GAAP, and we may incur future impairments.

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and to test goodwill and long-lived assets, including amortizable intangible assets, for impairment at any other time that circumstances arise indicating the carrying value may not be recoverable. For purposes of testing goodwill for impairment, the Company currently operates as one reporting unit: the core Lattice business, which includes intellectual property and semiconductor devices. There were no impairment charges to goodwill or amortizable intangible assets in fiscal years 2023, 2022, or 2021. There is no certainty that future impairment tests will indicate that goodwill or amortizable intangible assets will be deemed recoverable. As we continue to review our business operations and test for impairment or in connection with possible sales of assets, we may have impairment charges in the future, which may be material.

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

We also may be impacted by changes in the tax laws of the United States and foreign jurisdictions. President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”) on August 16, 2022 and the CHIPS and Science Act of 2022 on August 9, 2022. These laws implemented tax provisions, including a 1% excise tax on certain stock repurchases made by publicly traded corporations after December 31, 2022, and provided for various incentives and tax credits. The Organisation for Economic Co-operation and Development, which represents a coalition of member countries, continues to advance proposals with changes to numerous long-standing tax principles, including the introduction of global minimum tax standards. If implemented by taxing authorities, such changes, as well as changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, could have a material adverse effect on our business, results of operations, or financial condition. In addition, future effective tax rates could be affected by changes in the valuation of deferred tax assets and liabilities.

Weakness in our internal control over financial reporting and business processes could adversely affect our business and financial results.

We are required to maintain internal controls over financial reporting. We review these controls regularly and deficiencies may be identified from time t o time. In the future, we may identify material weaknesses in our internal controls over financial reporting. Any failure to maintain an effective system of internal controls over financial reporting could limit our ability to report our financial results accurately and timely, which could adversely affect our business, financial results, and stock price.

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

We depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain such personnel and attract and retain other highly qualified personnel, particularly product engineers who can respond to market demands and required product innovation. Competition for such personnel has been increasing generally throughout the economy, and we may not be successful in hiring or retaining new or existing qualified personnel. If we lose existing qualified personnel or are unable to hire new qualified personnel, as needed, we could have difficulty competing in our highly competitive and innovative environment.

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

We may incur indebtedness which could reduce our strategic flexibility and liquidity and may have other adverse effects on our results of operations.

Our amended and restated credit agreement, dated September 1, 2022 (the “2022 Credit Agreement”) allows us to draw up to $350 million. While as of December 30, 2023, we had no borrowings outstanding under the 2022 Credit Agreement, the incurrence of indebtedness could impact the Company. Our obligations under the 2022 Credit Agreement are guaranteed by certain of our U.S. subsidiaries meeting materiality thresholds set forth in the 2022 Credit Agreement, and the revolving loans under the 2022 Credit Agreement may be reborrowed and repaid at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loan facility on September 1, 2027. Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may need to sell material assets, restructure or refinance our debt, or seek additional equity capital. Prevailing economic conditions and global credit markets could adversely impact our ability to sell material assets, restructure or refinance our debt on terms acceptable to us, or at all, or we may not be able to restructure or refinance our debt without incurring significant additional fees and expenses.

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

Unfavorable or uncertain market conditions and risks relating to the adoption, use or application of emerging technologies, including artificial intelligence (“AI”), by our customers and in our business, may impact financial results and could result in reputational and financial harm and liability.

The adoption of AI solutions may not develop in the manner or in the time periods we anticipate and as the markets for AI solutions are still developing, demand for these products may be unpredictable and may vary significantly from one period to another. These factors may adversely impact demand for our AI related products including our products that support AI solutions. In addition, compliance with government regulations and unfavorable developments with evolving laws and regulations worldwide related to these products and suppliers may increase the costs related to the development of AI products and solutions and limit global adoption, which may also adversely impact demand for our AI related products.

Concerns relating to the responsible use of new and evolving technologies, such as AI, in our and our customers’ products and services may result in reputational and financial harm and liability. We and our customers are increasingly building AI capabilities into many products and services. AI poses emerging ethical issues and presents risks and challenges that could affect its adoption, and therefore our business. If we or our customers enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial, we may experience reputational harm, competitive harm or legal liability.

Additionally, while we restrict the use of third-party and open source AI tools, such as ChatGPT, the internal governance of the adoption of these technologies can be challenging, and our employees and consultants may use these tools on an unauthorized basis and our partners may use these tools, which poses additional risks relating to the protection of data, including the potential exposure of our proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI tools may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information and failure to comply with open source software requirements. AI tools may also produce inaccurate responses that could lead to errors in our decision-making, product development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective maintaining, training, monitoring and enforcement of appropriate policies and procedures governing the use of AI tools, and the results of any such use, by us or our partners.

Climate change and climate change-related policies and regulations may have a long-term impact on our business.

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

The increasing concern over climate change could also result in transition risks such as shifting customer preferences. Changing customer preferences may result in increased expectations regarding our solutions, products, and services, including the use of packaging materials and other components in our products and their environmental impact. These expectations may cause us to incur additional costs or make other changes to our operations to respond to them, which could adversely affect our financial results. If we fail to manage transition risks and customer expectations in an effective manner, customer demand for our solutions, products, and services could diminish, and our profitability could suffer. Concerns over climate change, as well as the adoption of new laws or regulations, may also impact market dynamics and may result in shifts in customer expectations, preferences, or requirements, which may require us to change our practices or incur increased costs or adversely impact customer demand for our products and services.

Additionally, concerns over climate change have resulted in, and are expected to continue to result in, the adoption of legal and regulatory requirements designed to address climate change, as well as legal and regulatory requirements requiring certain climate-related disclosures. Where new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. These laws could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as investor expectations, on corporate environmental and social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers or subcontractors to comply, with such policies or provisions or meet the requirements of our customers and investors, a customers may stop purchasing products form us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue, and results of operations.

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

The semiconductor industry is highly cyclical and subject to downturns, such as we are currently seeing, and our revenue and gross margin can fluctuate significantly due to such downturns. These downturns can be severe and prolonged and can result in price erosion and weak demand for our products. Weak demand for our products resulting from general economic conditions affecting the end markets we serve, or the semiconductor industry specifically, and reduced spending by our customers can result, and in the past has resulted, in diminished product demand, high inventory levels, erosion of average selling prices, excess and obsolete inventories and corresponding inventory write-downs. Our expense levels are based, in part, on our expectations of future sales. Many of our expenses, particularly those relating to facilities, capital equipment, and other overhead, are relatively fixed. We might be unable to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales could adversely affect our operating results. Furthermore, any significant upturn in the semiconductor industry could result in increased competition for access to raw materials and third-party service providers.

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

We compete in a dynamic environment characterized by rapid technology and product evolution, generally followed by a relatively longer process of ramping up to volume production on advanced technologies. Our end customers’ continued use of our products is frequently reevaluated, as certain of our customers' product life cycles are relatively short and they continually develop new products. The selection process for our products to be included in our customers' new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by these customers. Additionally, our markets are also characterized by evolving industry standards and increased demand for more features and performance, which requires higher levels of integration and more advanced process technology. Our competitive position and success depend on our ability to innovate, develop, and introduce new products that compete effectively on the basis of price, density, functionality, power consumption, form factor, and performance, and our ability to address the evolving needs of the markets we serve, among other things. With increased introduction of new products, we expect revenue related to mature products to decline over time in a normal product life cycle. As a result, we may be increasingly dependent on revenue derived from our newer products.

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

We depend on subcontractors to provide cost effective and efficient services in our product development and supply chain functions, including test and assembly services, software and hardware development, support of intellectual property cores, inventory management, lead time management, technical support, and order fulfillment.

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

We depend on a concentrated group of distributors to sell our products to end customers, complete order fulfillment, maintain sufficient inventory of our products and provide services to our end customers. In fiscal 2023, revenue attributable to sales to distributors accounted for 87% of our total revenue, with two distributors accounting for 52% of total revenue. We have significant outstanding receivables with our top distributors, and expect our distributors to generate a significant portion of our revenue in the future. Any adverse change to our relationships or agreements with our distributors, a failure by one or more of our distributors to perform its obligations to us, a reduction in a distributor's business volume with us, or consolidation in the distribution industry could have a material impact on our business, including a reduction in our access to certain end customers, or our ability to sell our products.

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

We have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customers' products and those products achieving market acceptance. During our sales cycle, our customers typically test and evaluate our products prior to deciding to include our products into the design of their own products, and then require additional time to begin volume production of their products. This lengthy sales cycle may cause us to incur significant expenses, which could be exacerbated by rising inflation, significant production delays, or additional inventory costs before we receive a customer order that may be delayed or never get placed. A key strategic customer may demand certain design or production resources to meet their requirements or work on a specific solution, which could cause delays in our normal development schedule and result in significant investment of our resources or missed opportunities with other potential customers. We may incur these expenses without generating revenue from our products to offset the expenses.

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

Global economic conditions have recently experienced historically high levels of inflation, and there is increasing concern about the potential for recession. Recent inflation caused by global supply chain disruptions, strong economic recovery and associated widespread demand for goods, and government stimulus packages, among other factors, continues to impact our business. For instance, global supply chain disruptions have resulted in shortages in materials and services. Such shortages have resulted in inflationary cost increases for labor, materials, and services across the economy, and could continue to cause costs to increase as well as scarcity of certain products. To the extent inflation, or government responses to inflation, results in rising interest rates and has other adverse effects on the market, including the possibility of recession, it may adversely affect our consolidated financial condition and results of operations.

Business disruptions could seriously harm our future revenue, cash flows, and financial condition and increase our costs and expenses.

Our worldwide operations and supply chain could be disrupted by natural or human-induced disasters including, but not limited to, earthquakes, tsunamis, or floods; hurricanes, cyclones, or typhoons; fires, or other extreme weather conditions; power or water shortages; telecommunications failures; materials scarcity and price volatility; manufacturing equipment failures; IT system failures; cybersecurity attacks; data breaches; medical epidemics or pandemics; terrorist acts, civil unrest, military actions, conflicts, or wars; or other natural or man-made disasters or catastrophic events.

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

Our common stock has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, the technology industry and the stock market as a whole has experienced extreme volatility that often has been unrelated to the performance of particular companies. The trading price of our common stock has and may continue to fluctuate widely due to various factors, including, but not limited to, actual or anticipated fluctuations in our financial condition and operating results; changes in financial estimates by us or financial or other market estimates and ratings by securities and other analysts; our ability to develop new products, enter new market segments, gain market share, manage cybersecurity and litigation risk, diversify our customer base, and successfully secure manufacturing capacity; news regarding our products or products of our competitors; any mergers, acquisitions or divestitures of assets undertaken by us; inflationary conditions, interest rate changes, and recessionary concerns; regulatory changes to international trade policies, economic sanctions, or export controls, such as new licensing requirements for exporting certain chip-related technology to China; terrorist acts or acts of war, including the ongoing conflict between Ukraine and Russia; epidemics and pandemics; trading activity in our common stock, including stock repurchases, actions by institutional or other large stockholders, or our inclusion in market indices; or general economic, industry, and market conditions worldwide.

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

From time to time, we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims may not yet be resolved, including but not limited to any that are discussed under Note 14 - Contingencies to our Consolidated Financial Statements in Part II, Item 8 of this report, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit or outcome, claims or litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters or enter into a material settlement, we may be faced with significant monetary damages or injunctive relief against us that could materially and adversely affect our financial condition and operating results and certain portions of our business.

Acquisitions, divestitures, strategic investments and strategic partnerships could disrupt our business and adversely affect our financial condition and operating results.

We may pursue growth opportunities by acquiring complementary businesses, solutions or technologies through strategic transactions, investments or partnerships. The identification of suitable acquisition, strategic investment or strategic partnership candidates can be costly and time consuming and can distract our management team from our current operations. If such strategic transactions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all, and such transaction may adversely affect our liquidity and capital structure. We may also choose to divest certain non-core assets, which divestitures could lead to charges against earnings and may expose us to additional liabilities and risks. Any strategic transaction might not strengthen our competitive position, may increase some of our risks, and may be viewed negatively by our customers, partners or investors. Even if we successfully complete a strategic transaction, we may not be able to effectively integrate the acquired business, technology, systems, control environment, solutions, personnel or operations into our business or global tax structure. We may experience unexpected changes in how we are required to account for strategic transactions pursuant to U.S. GAAP and may not achieve the anticipated benefits of any strategic transaction. We may incur unexpected costs, claims or liabilities that we incur during the strategic transaction or that we assume from the acquired company, or we may discover adverse conditions post acquisition for which we have limited or no recourse. We may also be a target for unsolicited acquisition or business combination offers. Appropriately reviewing and responding to any such offer can be costly and complex, and diverts the efforts and attention of management.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our cybersecurity risk management process is a component of our overall enterprise risk management process, through which our Chief Executive Officer and other members of senior management assess, identify, and manage material risks from cybersecurity threats we face. Our cybersecurity process seeks to protect our information systems by managing and reducing material risks from cybersecurity threats and by responding to and mitigating cybersecurity incidents. The Board of Directors (the “Board”), and the Audit Committee of the Board (the “Audit Committee”), provide oversight of our cybersecurity risk management process. The Audit Committee reviews our cybersecurity program and cybersecurity risk management process quarterly, and our Board reviews our cybersecurity program annually. Our cybersecurity program is directly managed by the Chief Information Officer (“CIO”), who is experienced in information systems and cybersecurity and whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The CIO provides periodic updates to our Board and Audit Committee, as well as our Chief Executive Officer and other members of our senior management. These updates cover the Company’s material cybersecurity threats, the status of projects to strengthen our cybersecurity posture, and assessments of the cybersecurity program. Our cybersecurity risk management process is evaluated by internal and external cybersecurity experts, and the material results of those reviews are reported to senior management and the Board and Audit Committee as part of their oversight role. We also engage with third-party service providers deemed to have subject matter expertise in cybersecurity matters, industry participants, and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our cybersecurity policies and processes. We require each third-party service provider to certify that they implement and maintain appropriate security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect us. We use various tools and methodologies to manage cybersecurity risk and to prevent, detect, and mitigate cybersecurity incidents. Our tools and methodologies are tested regularly, including vulnerability scans, red-teaming exercises and other penetration testing, and review of cybersecurity threat intelligence feeds. We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We have experienced, and will continue to experience, cybersecurity incidents in the normal course of our business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. See “Risk Factors – Factors Related to Overall Business & Operations – Our business depends on the use of information technology systems. A failure of these systems, cybersecurity incidents, or cyber-fraud may cause business disruptions, compromise our intellectual property or other sensitive information, or result in losses.”

Item 2. Properties

We lease a 47,800 square foot space in Hillsboro, Oregon as our corporate headquarters and a research and development facility through October 2028.

In San Jose, California, we have 98,874 square feet under lease through September 2026, of which we use 49,579 square feet primarily for research and development. During 2019, we vacated a 23,680 square foot office space in Portland, Oregon, which we have subleased through the end of the lease in March 2025.

In Muntinlupa City, Philippines, we lease a total of 50,503 square feet through May 2025 for research and development and operations facilities. In Shanghai, China, we lease 68,027 square feet through May 2024 for research and development operations. In Penang, Malaysia, we lease 23,272 square feet through September 2029 for research and development and operations facilities. We also lease office facilities in multiple other metropolitan locations for our domestic and international sales staff. We believe that our existing facilities are suitable and adequate for our current and foreseeable future needs.

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

Holders

As of February 12, 2024, we had approximately 160 stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. We intend to retain earnings to finance our business. We have never paid cash dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On August 8, 2022, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $150 million of outstanding common stock could be repurchased from time to time (the "2023 Repurchase Program"). The duration of the 2023 Repurchase Program was through December 30, 2023. During the fourth quarter of fiscal 2023, we repurchased 872,994 shares for $50.2 million, or an average price paid per share of $57.49, under the 2023 Repurchase Program. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2023 Repurchase Program were retired by the end of the fourth quarter of fiscal 2023. We repurchased a total of 1,224,443 shares for $80.2 million, or an average price paid per share of $65.50, during fiscal year 2023.

On November 30, 2023, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to an additional $250 million of outstanding common stock could be repurchased from time to time (the "2024 Repurchase Program"). The duration of the 2024 Repurchase Program is through December 28, 2024. No shares were repurchased under the 2024 Repurchase Program during the fourth quarter of fiscal 2023.

The following table contains information regarding our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the fourth quarter of fiscal 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($M) (b)
October 1, 2023 through October 28, 2023	—	$—	—	$99.7
October 29, 2023 through November 25, 2023	838,602	$57.46	838,602	$51.5
November 26, 2023 through December 30, 2023	34,392	$58.37	34,392	$250.0
Total	872,994	$57.49	872,994	$250.0

(a)	All repurchases during the quarter were open-market transactions funded from available working capital made under the authorization from our Board of Directors to purchase up to $150.0 million of our common stock announced August 8, 2022
(b)

At December 30, 2023, this amount consists of the remaining portion of the $250 million program authorized through December 28, 2024 that was announced November 30, 2023. The remaining portion of the $150 million program authorized through December 30, 2023 expired with no additional shares repurchased.

Comparison of Total Cumulative Stockholder Return

The following graph shows the five-year comparison of cumulative stockholder return on our common stock, the Standard and Poor's (“S&P”) 500 Index and the Philadelphia Semiconductor Index (“PHLX”) from December 2018 through December 2023. Cumulative stockholder return assumes $100 invested at the beginning of the period in our common stock, the S&P and PHLX. Historical stock price performance is not necessarily indicative of future stock price performance.

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

This discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes included in Part II, Item 8. "Financial Statements and Supplementary Data" of this report. Discussions of results for prior periods (fiscal 2022 compared to fiscal 2021) are incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2022.

Impact of Global Economic Activity on our Business

Increased financial market volatility, inflationary pressure, rising interest rates, recessionary concerns, uncertainty in the financial and banking industry, and geopolitical tension continue to impact business globally and may impact our operations by causing disruption to our labor markets and supply chains. The extent to which increased financial market volatility, inflationary pressures, global pandemics, and related uncertainty will impact our business activities will depend on future developments that are highly uncertain and cannot be predicted at this time. Additionally, our business is impacted by the cyclic correction affecting the broader semiconductor industry, which has seen softened demand across our end markets and customers reducing or rebalancing their inventory levels.

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

Revenue from Contracts with Customers

We recognize revenue upon satisfaction of performance obligations when control of promised goods or services has been transferred to our customers. We measure revenue based on the amount of consideration we expect to be entitled to in exchange for products or services. For revenue recognized on both sales to distributors and related to royalties, the amount of consideration we expect to be entitled to receive is based on estimates that require assumptions and judgments relating to trends in recent and historical activity. See Note 1 - Basis of Presentation and Significant Accounting Policies to our Consolidated Financial Statements in Part II, Item 8 of this report for further information on our recognition of revenue. Sales to most distributors are made under terms allowing certain price adjustments upon sale to their end customers and limited rights of return of our products held in their inventory. The revenue recognized based on estimated price adjustments and stock rotation reserves may be materially different from the actual consideration received if the actual distributor price adjustments and stock rotation returns differ significantly from the historical trends used in the estimates.

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

Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more-likely-than-not to be recoverable against future taxable income. The determination of a valuation allowance and when it should be released requires complex judgment. In assessing the ability to realize deferred tax assets, we regularly evaluate both positive and negative evidence that may exist and consider whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In determining the need to establish or maintain a valuation allowance, we consider the four sources of jurisdictional taxable income: (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary differences and carryforwards; (iii) taxable income in prior carryback year(s) if carryback is permitted under the tax law; and (iv) viable and prudent tax planning strategies.

Through the end of fiscal 2023, we demonstrated consistent and continued profitability over the preceding three-year period. In assessing the realizability of the deferred tax assets, we considered our operating environment and estimates about our ability to generate taxable income in future periods within the United States. As a result, in the fourth quarter of fiscal 2023, we concluded that our history of profitable operating results, including the current period results, along with our expectations about generating sufficient U.S. Federal taxable income, provided sufficient positive evidence supporting the realizability of our U.S. Federal deferred tax assets. Accordingly, we reduced the valuation allowance against a significant portion of our U.S. deferred tax assets resulting in the inclusion of $56.9 million of U.S. Federal deferred tax assets on our Consolidated Balance Sheets.

We continue to maintain a full valuation allowance against our state deferred tax assets due to insufficient income sources. We will continue to evaluate both positive and negative evidence in future periods to determine if we will realize the deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if sufficient positive evidence exists. We do not maintain a valuation allowance in any foreign jurisdictions as we have concluded that it is more likely than not that we will realize those net deferred tax assets in the future periods.

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

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Year Ended
	December 30,		December 31,		January 1,
(In thousands)	2023		2022		2022
Revenue	$737,154	100.0%	$660,356	100.0%	$515,327	100.0%

Gross margin	514,670	69.8	452,050	68.5	321,675	62.4

Research and development	159,770	21.7	135,767	20.6	110,518	21.4
Selling, general and, administrative	137,244	18.6	122,076	18.5	105,617	20.5
Amortization of acquired intangible assets	3,478	0.5	3,778	0.6	2,613	0.5
Restructuring	1,908	0.3	2,551	0.4	940	0.2
Acquisition related	—	—	511	0.1	1,171	0.2
Income from operations	$212,270	28.8%	$187,367	28.4%	$100,816	19.6%

Revenue

	Year Ended
	December 30,	December 31,	January 1,	% Change in
(In thousands)	2023	2022	2022	2023	2022
Revenue	$737,154	$660,356	$515,327	11.6%	28.1%

Revenue increased $76.8 million, or 11.6%, in fiscal 2023 compared to fiscal 2022, primarily from increased demand for our products used in industrial automation, robotics applications, and data center servers, partially offset by lower demand for our products used in wireless infrastructure and consumer applications.

Revenue by End Market

We sell our products globally to a broad base of customers in three primary end market groups: Communications and Computing, Industrial and Automotive, and Consumer. Across our end markets, our products are increasingly used for Artificial Intelligence ("AI")-related applications, including device usage in AI-optimized servers in data centers, AI-enabled PCs, and AI-enabled robotics and ADAS systems, among others. We also provide IP licensing and services to our end markets.

Within these end markets, there are multiple drivers, including:

•	Communications and Computing: data center servers and networking equipment, client computing platforms, and wireless and wireline communications infrastructure deployments,
•	Industrial and Automotive: factory automation, robotics, automotive electronics, and industrial IoT,
•	Consumer: smart home, prosumer, and other applications.

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

The following are examples of end market applications for the fiscal years presented:

Communications and Computing	Industrial and Automotive	Consumer
Wireless	Security and Surveillance	Cameras
Wireline	Machine Vision	Displays
Data Backhaul	Industrial Automation	Wearables
Server Computing	Robotics	Televisions
Client Computing	Automotive	Home Theater
Data Storage	Drones

The composition of our revenue by end market is presented in the following table:

	Year Ended
	December 30,		December 31,		January 1,		% Change in
(In thousands)	2023		2022		2022		2023	2022
Communications and Computing	$257,536	34.9%	$282,913	42.8%	$227,911	44.2%	(9.0)%	24.1%
Industrial and Automotive	433,482	58.8	319,398	48.4	226,260	43.9	35.7	41.2
Consumer	46,136	6.3	58,045	8.8	61,156	11.9	(20.5)	(5.1)
Total revenue	$737,154	100.0%	$660,356	100.0%	$515,327	100.0%	11.6%	28.1%

Revenue from the Communications and Computing end market decreased by 9% in fiscal 2023 compared to fiscal 2022 primarily due to softer end market demand in both wireless and wireline communications infrastructure, partially offset by strong demand in data center applications.

Revenue from the Industrial and Automotive end market increased by 36% in fiscal 2023 compared to fiscal 2022, primarily due to strong customer adoption in a broad range of applications, including industrial automation and robotics. Growth in Automotive was driven by the adoption of new designs in advanced driver assistance ("ADAS") and infotainment applications.

Revenue from the Consumer end market decreased by 21% in fiscal 2023 compared to fiscal 2022 primarily due to macroeconomic weakness in Consumer.

While we do not consider AI applications as a distinct end market, we expect AI-related revenue to grow over the next few years based on the growing pipeline of AI-related design wins.

Revenue by Geography

We have a diverse base of customers where distributors represent a significant portion of our total revenue. Our revenue by geographical market is based on the ship-to location of our customers, which can vary from time to time. Revenue from Asia decreased in fiscal 2023 compared to fiscal 2022 primarily due to the macroeconomic environment in the region, while revenue from the Americas and Europe increased due to increased demand in these regions driven by our Industrial and Automotive end market.

The composition of our revenue by geography is presented in the following table:

	Year Ended
	December 30,		December 31,		January 1,		% Change in
(In thousands)	2023		2022		2022		2023	2022
Asia	$443,765	60.2%	$464,904	70.5%	$384,568	74.6%	(4.5)%	20.9%
Americas	145,839	19.8	100,260	15.2	80,870	15.7	45.5	24.0
Europe	147,550	20.0	95,192	14.3	49,889	9.7	55.0	90.8
Total revenue	$737,154	100.0%	$660,356	100.0%	$515,327	100.0%	11.6%	28.1%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue, and the distributors noted below individually accounted for more than 10% of our total revenue in certain periods covered by this report.

The composition of our revenue by customer is presented in the following table:

	% of Total Revenue
	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Arrow	31.6%	28.5%	27.1%
Weikeng	20.5	30.3	37.2
Future	12.6	8.3	6.5
Macnica	10.8	9.7	6.6
Other distributors	11.9	12.7	9.9
All distributors	87.4	89.5	87.3
Direct customers	12.6	10.5	12.7
Total revenue	100.0%	100.0%	100.0%

Gross margin

The composition of our gross margin, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 30,	December 31,	January 1,
(In thousands)	2023	2022	2022
Gross margin	$514,670	$452,050	$321,675
Gross margin percentage	69.8%	68.5%	62.4%

Gross margin percentage increased 130 basis points from fiscal 2022 to fiscal 2023. Improved margins were driven by benefits from our gross margin expansion strategy including mix.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 30,	December 31,	January 1,	% Change in
(In thousands)	2023	2022	2022	2023	2022
Research and development	$159,770	$135,767	$110,518	17.7%	22.8%
Percentage of revenue	21.7%	20.6%	21.4%

Research and development expense includes costs for compensation and benefits, stock-based compensation, engineering wafers, depreciation and amortization, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions.

The increase in Research and development expense for fiscal 2023 compared to fiscal 2022 was due primarily to increased headcount-related costs, including stock-based compensation, as we continue to invest in our long-term product roadmap, and depreciation and amortization related to our research and development equipment.

We believe that investing in research and development is important to delivering innovative products to our customers and, therefore, we expect to continue to increase our investment in research and development.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 30,	December 31,	January 1,	% Change in
(In thousands)	2023	2022	2022	2023	2022
Selling, general, and administrative	$137,244	$122,076	$105,617	12.4%	15.6%
Percentage of revenue	18.6%	18.5%	20.5%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses.

The increase in Selling, general, and administrative expense for fiscal 2023 compared to fiscal 2022 was due primarily to increased headcount-related costs, including stock-based compensation and other costs, related to demand creation to support the growth of our business.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 30,	December 31,	January 1,	% Change in
(In thousands)	2023	2022	2022	2023	2022
Amortization of acquired intangible assets	$3,478	$3,778	$2,613	(7.9)%	44.6%
Percentage of revenue	0.5%	0.6%	0.5%

The decrease in Amortization of acquired intangible assets for fiscal 2023 compared to fiscal 2022 was due to the end of the amortization period during the first quarter of fiscal 2022 for acquired intangible assets from previous acquisitions.

Restructuring

The composition of our Restructuring activity, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 30,	December 31,	January 1,	% Change in
(In thousands)	2023	2022	2022	2023	2022
Restructuring	$1,908	$2,551	$940	(25.2)%	171.4%
Percentage of revenue	0.3%	0.4%	0.2%

Restructuring activity is generally comprised of expenses resulting from workforce reductions, cancellation of contracts, and consolidation of our facilities. Details of our restructuring plans and expenses incurred under them are discussed in Note 8 - Restructuring to our Consolidated Financial Statements in Part II, Item 8 of this report.

Restructuring costs decreased in fiscal 2023 compared to fiscal 2022 due to lower costs in the current year periods for severance compared to higher costs in the prior year periods for lease right-of-use impairment and contract termination fees.

Acquisition Related Charges

The composition of our Acquisition related charges, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 30,	December 31,	January 1,	% Change in
(In thousands)	2023	2022	2022	2023	2022
Acquisition related	$—	$511	$1,171	(100.0)%	(56.4)%
Percentage of revenue	—%	0.1%	0.2%

Acquisition related charges include legal and professional fees directly related to acquisitions. For fiscal 2022 and 2021, Acquisition related charges were attributable to our acquisition of Mirametrix in November 2021 and were comprised primarily of professional services including legal and accounting fees, as well as closing costs.

Interest Income (Expense), net

The composition of our Interest income (expense), net, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 30,	December 31,	January 1,	% Change in
(In thousands)	2023	2022	2022	2023	2022
Interest income (expense), net	$2,041	$(4,146)	$(2,738)	(149.2)%	51.4%
Percentage of revenue	0.3%	(0.6)%	(0.5)%

The change in Interest income (expense) for fiscal 2023 compared to fiscal 2022 was driven by increased interest income, coupled with lower interest expense as we paid off the outstanding balance of our long-term debt during the third quarter of fiscal 2023.

Other Income (Expense), net

The composition of our Other income (expense), net, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 30,	December 31,	January 1,	% Change in
(In thousands)	2023	2022	2022	2023	2022
Other income (expense), net	$545	$(1,109)	$(452)	(149.1)%	145.4%
Percentage of revenue	0.1%	(0.2)%	(0.1)%

For fiscal 2023 compared to fiscal 2022, the change in Other income (expense), net was primarily due to a research credit of $0.9 million in the current year compared to the non-recurrence of $0.7 million of loss on the refinancing of our long-term debt in the prior year, and to foreign currency effects.

Income Taxes

The composition of our Income tax (benefit) expense is presented in the following table:

	Year Ended
	December 30,	December 31,	January 1,	% Change in
(In thousands)	2023	2022	2022	2023	2022
Income tax (benefit) expense	$(44,205)	$3,230	$1,704	(100+)%	89.6%

Our Income tax (benefit) expense includes taxes on foreign income and withholding taxes, partially offset by benefits resulting from excess tax benefits from stock-based compensation. In the fourth quarter of fiscal 2023, we reduced the valuation allowance against a significant portion of our U.S. deferred tax assets resulting in the inclusion of $56.9 million of U.S. Federal deferred tax assets on our Consolidated Balance Sheets. The income tax benefit from the release of a portion of the valuation allowance was partially offset by an increase in expense in fiscal 2023 as compared to fiscal 2022 primarily due to increased worldwide income and U.S. tax on foreign operations.

We updated our evaluation of the valuation allowance position in the United States through December 30, 2023. In making this evaluation, we considered our operating environment and estimates about our ability to generate taxable income in future periods within the United States. As a result of our consistent and continued profitability over the preceding three-year period and our expectations about generating sufficient U.S. Federal taxable income, we have determined that there is sufficient evidence that our U.S. Federal deferred tax assets are more likely than not to be realized.

We continue to maintain a full valuation allowance against our state deferred tax assets due to insufficient income sources. We will continue to evaluate both positive and negative evidence in future periods to determine if we will realize those deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if sufficient positive evidence exists. We do not maintain a valuation allowance in any foreign jurisdictions as we have concluded that it is more likely than not that we will realize those net deferred tax assets in the future periods. Details of our deferred tax assets and valuation allowance are discussed in Note 12 - Income Taxes to our Consolidated Financial Statements in Part II, Item 8 of this report.

Liquidity and Capital Resources

The following sections discuss material changes in our financial condition from the end of fiscal 2022, including the effects of changes in our Consolidated Balance Sheets, and the effects of our credit arrangements and contractual obligations on our liquidity and capital resources. There continues to be uncertainty around the extent of market volatility, inflationary pressures, rising interest rates, recessionary concerns, uncertainty in the financial and banking industry, and geopolitical tension, which may impact our liquidity and working capital needs in future periods.

We have historically financed our operating and capital resource requirements through cash flows from operations, and from the issuance of long-term debt to fund acquisitions. Cash provided by or used in operating activities will fluctuate from period to period due to fluctuations in operating results, the timing and collection of accounts receivable, and required inventory levels, among other things. We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. On September 1, 2022, we entered into our 2022 Credit Agreement, as described in Note 7 - Long-Term Debt to our Consolidated Financial Statements in Part II, Item 8 of this report. As of December 30, 2023, we did not have significant long-term commitments for capital expenditures. For further information on our cash commitments for operating lease liabilities, see Note 9 - Leases to our Consolidated Financial Statements in Part II, Item 8 of this report.

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

Liquidity

Cash and cash equivalents

(In thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Cash and cash equivalents	$128,317	$145,722	$(17,405)	(11.9)%

As of December 30, 2023, we had Cash and cash equivalents of $128.3 million, of which approximately $36.1 million in Cash and cash equivalents was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of December 30, 2023, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in Cash and cash equivalents of $17.4 million between December 30, 2023 and December 31, 2022 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $269.6 million in fiscal 2023 compared to $238.8 million in fiscal 2022. This increase of $30.8 million was primarily driven by an increase of $40.1 million provided by improved operating performance, partially offset by $9.3 million of changes in working capital, primarily from cash used by accrued liabilities, payroll obligations, and accounts payable, net of cash provided by inventories.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software and intellectual property licenses. Net cash used by investing activities in fiscal 2023 was $33.3 million compared to $34.9 million in fiscal 2022. This $1.6 million decrease was primarily a result of decreased capital expenditures.

Financing activities — Financing cash flows consist primarily of activity on our long-term debt, repurchases of common stock, tax payments related to the net share settlement of restricted stock units, and proceeds from the exercise of options to acquire common stock. Net cash used by financing activities in fiscal 2023 was $253.7 million compared to $188.1 million in fiscal 2022. This $65.6 million increase was due to the following activities. During fiscal 2023, we made discretionary payments totaling $130.0 million on our revolving loans under the 2022 Credit Agreement, an increase of $99.8 million from the $30.2 million of net payment and refinancing activity on our long-term debt in fiscal 2022. We repurchased approximately 1.2 million shares of common stock for $80.0 million in fiscal 2023 compared to repurchases of approximately 2.0 million shares of common stock for $110.1 million in fiscal 2022. Payments for tax withholdings on vesting of RSUs partially offset by employee exercises of stock options used net cash flows of $43.7 million in fiscal 2023, a decrease of approximately $4.1 million from the net $47.8 million used in fiscal 2022.

Accounts receivable, net

(In thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Accounts receivable, net	$104,373	$94,018	$10,355	11.0%
Days sales outstanding - Overall	56	49	7

Accounts receivable, net as of December 30, 2023 increased by approximately $10.4 million, or approximately 11%, compared to December 31, 2022. This resulted primarily from the timing of when our customers wanted our products to be shipped during the fourth quarter of fiscal 2023 compared to the fourth quarter of fiscal 2022. We calculate Days sales outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Inventories	$98,826	$110,375	$(11,549)	(10.5)%
Days of inventory on hand	175	187	(12)

Inventories as of December 30, 2023 decreased $11.5 million, or approximately 11%, compared to December 31, 2022 primarily as a result of increased product shipments to meet customer demand.

The Days of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of sales in that quarter. We calculate Days of inventory on hand on the basis of a 365-day year as Inventories at the end of the quarter divided by Cost of sales during the quarter annualized and then multiplied by 365.

Credit Arrangements

On September 1, 2022, we entered into our 2022 Credit Agreement. The details of this arrangement are described in Note 7 - Long-Term Debt to our Consolidated Financial Statements in Part II, Item 8 of this report. As of December 30, 2023, we had no used or unused credit arrangements beyond the secured revolving loan facility described in the 2022 Credit Agreement.

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

Interest Rate Risk

Interest Income

Our interest income is sensitive to changes in the general level of interest rates. As of December 30, 2023, a hypothetical 100 basis point change in interest rates would have resulted in less than $1.5 million change in interest income.

Interest Expense

We may be exposed to interest rate risk via the terms of our 2022 Credit Agreement, which specifies an interest rate on revolving loans that consists of a variable-rate of interest and an applicable margin. While we have drawn from this credit facility in the past, we have no borrowings outstanding as of December 30, 2023. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 30,	December 31,	January 1,
(In thousands, except per share data)	2023	2022	2022
Revenue	$737,154	$660,356	$515,327
Cost of revenue	222,484	208,306	193,652
Gross margin	514,670	452,050	321,675
Operating expenses:
Research and development	159,770	135,767	110,518
Selling, general, and administrative	137,244	122,076	105,617
Amortization of acquired intangible assets	3,478	3,778	2,613
Restructuring	1,908	2,551	940
Acquisition related	—	511	1,171
Total operating expenses	302,400	264,683	220,859
Income from operations	212,270	187,367	100,816
Interest income (expense), net	2,041	(4,146)	(2,738)
Other income (expense), net	545	(1,109)	(452)
Income before income taxes	214,856	182,112	97,626
Income tax (benefit) expense	(44,205)	3,230	1,704
Net income	$259,061	$178,882	$95,922

Net income per share:
Basic	$1.88	$1.30	$0.70
Diluted	$1.85	$1.27	$0.67

Shares used in per share calculations:
Basic	137,694	137,321	136,619
Diluted	139,790	140,667	142,143

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 30,	December 31,	January 1,
(In thousands)	2023	2022	2022
Net income	$259,061	$178,882	$95,922
Other comprehensive income (loss):
Translation adjustment	(16)	(1,554)	(75)
Change in actuarial valuation of defined benefit pension, net of tax	(476)	591	372
Comprehensive income	$258,569	$177,919	$96,219

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
(In thousands, except share and par value data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$128,317	$145,722
Accounts receivable, net of allowance for credit losses	104,373	94,018
Inventories, net	98,826	110,375
Prepaid expenses and other current assets	36,430	29,052
Total current assets	367,946	379,167
Property and equipment, net	49,546	47,614
Operating lease right-of-use assets	14,487	17,590
Intangible assets, net	20,974	25,070
Goodwill	315,358	315,358
Deferred income taxes	57,762	1,022
Other long-term assets	14,821	12,892
Total assets	$840,894	$798,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,487	$42,036
Accrued liabilities	36,048	48,467
Accrued payroll obligations	26,865	36,870
Total current liabilities	97,400	127,373
Long-term debt	—	128,752
Long-term operating lease liabilities, net of current portion	10,739	13,618
Other long-term liabilities	40,735	41,807
Total liabilities	148,874	311,550
Contingencies (Note 14)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 137,340,000 shares issued and outstanding as of December 30, 2023 and 137,099,000 shares issued and outstanding as of December 31, 2022	1,373	1,371
Additional paid-in capital	545,586	599,300
Retained earnings (Accumulated deficit)	147,967	(111,094)
Accumulated other comprehensive loss	(2,906)	(2,414)
Total stockholders' equity	692,020	487,163
Total liabilities and stockholders' equity	$840,894	$798,713

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 30,	December 31,	January 1,
(In thousands)	2023	2022	2022
Cash flows from operating activities:
Net income	$259,061	$178,882	$95,922
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,432	29,323	24,429
Stock-based compensation expense	70,197	55,530	46,475
Change in deferred income tax provision	(58,614)	(1,420)	(324)
Amortization of right-of-use assets	6,764	6,512	6,587
Impairment of operating lease right-of-use asset	—	1,149	—
Other non-cash adjustments	253	754	137
Changes in assets and liabilities:
Accounts receivable, net	(10,355)	(14,159)	(12,013)
Inventories, net	11,549	(42,781)	(2,995)
Prepaid expenses and other assets	(6,001)	(6,276)	1,918
Accounts payable	(7,549)	7,439	7,046
Accrued liabilities	(12,664)	21,409	(2,907)
Accrued payroll obligations	(10,005)	8,903	9,692
Operating lease liabilities, current and long-term portions	(7,480)	(6,459)	(6,245)
Net cash provided by (used in) operating activities	269,588	238,806	167,722
Cash flows from investing activities:
Capital expenditures	(20,098)	(23,338)	(9,835)
Cash paid for software and intellectual property licenses	(13,152)	(11,594)	(11,862)
Cash paid for business acquisition, net of cash acquired	—	—	(68,099)
Net cash provided by (used in) investing activities	(33,250)	(34,932)	(89,796)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(52,078)	(54,946)	(54,191)
Proceeds from issuance of common stock	8,365	7,159	8,827
Repurchase of common stock	(80,004)	(110,132)	(70,124)
Proceeds from long-term debt, net of issuance costs	—	148,597	—
Repayment of long-term debt	(130,000)	(178,750)	(13,125)
Net cash provided by (used in) financing activities	(253,717)	(188,072)	(128,613)
Effect of exchange rate change on cash	(26)	(1,650)	(75)
Net increase (decrease) in cash and cash equivalents	(17,405)	14,152	(50,762)
Beginning cash and cash equivalents	145,722	131,570	182,332
Ending cash and cash equivalents	$128,317	$145,722	$131,570

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$3,240	$3,973	$2,313
Income taxes paid, net of refunds	$15,754	$4,621	$3,304
Operating lease payments	$8,344	$7,419	$7,639
Accrued purchases of plant and equipment	$392	$1,357	$1,360
Operating lease right-of-use assets obtained in exchange for lease obligations	$3,718	$2,134	$8,134

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other
	($.01 par value)		Paid-in	(Accumulated	Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balances, January 2, 2021	136,236	$1,362	$770,711	$(385,898)	$(1,748)	$384,427
Components of comprehensive income, net of tax:
Net income	—	—	—	95,922	—	95,922
Other comprehensive income (loss)	—	—	—	—	297	297
Total comprehensive income						96,219
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	2,270	23	(45,387)	—	—	(45,364)
Stock-based compensation expense	—	—	46,475	—	—	46,475
Repurchase of common stock	(1,267)	(13)	(70,111)	—	—	(70,124)
Balances, January 1, 2022	137,239	$1,372	$701,688	$(289,976)	$(1,451)	$411,633
Components of comprehensive income, net of tax:
Net income	—	—	—	178,882	—	178,882
Other comprehensive income (loss)	—	—	—	—	(963)	(963)
Total comprehensive income						177,919
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	1,812	18	(47,806)	—	—	(47,788)
Stock-based compensation expense	—	—	55,530	—	—	55,530
Repurchase of common stock	(1,952)	(19)	(110,112)	—	—	(110,131)
Balances, December 31, 2022	137,099	$1,371	$599,300	$(111,094)	$(2,414)	$487,163
Components of comprehensive income, net of tax:
Net income	—	—	—	259,061	—	259,061
Other comprehensive income (loss)	—	—	—	—	(492)	(492)
Total comprehensive income						258,569
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	1,465	14	(43,727)	—	—	(43,713)
Stock-based compensation expense	—	—	70,197	—	—	70,197
Repurchase of common stock	(1,224)	(12)	(80,184)	—	—	(80,196)
Balances, December 30, 2023	137,340	$1,373	$545,586	$147,967	$(2,906)	$692,020

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

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2023, 2022, and 2021 were all 52-week years that ended on December 30, 2023, December 31, 2022, and January 1, 2022, respectively. All references to quarterly or annual financial results are references to the results for the relevant fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue, accounts receivable, and supply of wafers for our new products.

Distributors have historically accounted for a significant portion of our total revenue. Certain of our largest distributors each account for more than 10% of our total revenue and our net accounts receivable. Revenue attributable to distributors as a percentage of total revenue is presented in the following table:

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Arrow	32%	28%	27%
Weikeng	21	30	37
Future	13	8	6
Macnica	11	10	7
Other distributors	10	13	10
Revenue attributable to distributors	87%	89%	87%

Three of these distributors each accounted for more than 10% of net accounts receivable at certain dates presented. At December 30, 2023 and December 31, 2022, Arrow accounted for approximately 29% and 27%, respectively, Weikeng accounted for approximately 36% and 47%, respectively, and Future accounted for approximately 18% and 9%, respectively, of net accounts receivable.

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

We rely on a limited number of foundries for our wafer purchases. We seek to mitigate the concentration of supply risk by establishing, maintaining, and managing multiple foundry relationships; however, certain of our products are sourced from a single foundry and changing from one foundry to another can have a significant cost, or create delays in production or shipments, among other factors.

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

Foreign Exchange and Translation of Foreign Currencies

While our revenues and the majority of our expenses are denominated in U.S. dollars, we also have international subsidiaries and branch operations that conduct some transactions in currencies that differ from the functional currency of that entity. Gains or losses from foreign exchange rate fluctuations on balances denominated in currencies that differ from the functional currencies are reflected in Other income (expense), net.

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

We measure revenue based on the amount of consideration we expect to be entitled to in exchange for products or services. Variable consideration is estimated and reflected as an adjustment to the transaction price. We determine variable consideration, which consists primarily of various sales price concessions, by estimating the most likely amount of consideration we expect to receive from the customer based on an analysis of historical rebate claims over a period of time considered adequate to account for current pricing and business trends. Sales rebates earned by customers are offset against their receivable balances. Rebates earned by customers when they do not have outstanding receivable balances are recorded within Accrued liabilities. Revenue related to licensing and services, which includes HDMI and MHL standards revenue, as well as certain IP licenses, includes variable consideration in the form of usage-based royalties.

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

Leases

We account for leases under the terms of ASC 842, "Leases," which requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Under this guidance, we apply the practical expedient to not separate lease and non-lease components for all asset classes.

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

Research and Development

Research and development expenses include costs for compensation and benefits, engineering wafers, depreciation and amortization, licenses and masks, and outside engineering services. These expenditures are for the design of new products, intellectual property cores, processes, packaging, and software solutions. Research and development costs are generally expensed as incurred, with certain licensed technology agreements capitalized as intangible assets and amortized to Research and development expense over their estimated useful lives.

Restructuring

Expenses associated with exit or disposal activities are recognized when incurred under ASC 420, “Exit or Disposal Cost Obligations,” for everything except severance expenses and vacated leased facilities. Because we have a history of paying severance benefits, the cost of severance benefits associated with a restructuring plan is recorded when such costs are probable and the amount can be reasonably estimated in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits.” When leased facilities are vacated, the amount of any ROU asset impairment is calculated in accordance with ASC 360, "Property, Plant, and Equipment" and recorded as a part of Restructuring. Expenses from other exit or disposal activities, including the cancellation of software contracts and engineering tools or the abandonment of long-lived assets, are recorded as a part of Restructuring.

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

Stock-Based Compensation

We estimate the fair value of share-based awards consistent with the provisions of ASC 718, “Compensation - Stock Compensation.” We value RSUs using the closing market price on the date of grant, and we value stock options using the Black-Scholes option pricing model. We have also granted RSUs with a market condition or a performance condition to certain executives. The terms of these grants, including achievement criteria and vesting schedules, are detailed under the heading "Market-Based and Performance-Based Awards — Grants" in "Note 10 - Stock-Based Compensation Plans." Our current practice is to issue new shares to satisfy option exercises. For RSUs, we issue new shares when awards vest and withhold a portion of these shares on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Segment Information

As of December 30, 2023, we had one operating segment: the core Lattice business, which includes silicon-based and silicon-enabling products, evaluation boards, development hardware, and related intellectual property licensing, services, and sales. Our chief operating decision maker is the Chief Executive Officer, who reviews operating results and financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Note 2 - Net Income Per Share

Our calculation of the diluted share count includes the number of shares from our equity awards with market conditions or performance conditions that would be issuable under the terms of such awards at the end of the reporting period. For equity awards with a market condition, the number of shares included in the diluted share count as of the end of each period presented is determined by measuring the achievement of the market condition as of the end of the respective reporting periods. For equity awards with a performance condition, the number of shares that qualified for vesting as of the end of each period presented are included in the diluted share count when the condition for their issuance was satisfied by the end of the respective reporting periods. See "Note 10 - Stock-Based Compensation Plans" for further discussion of our equity awards with market or performance conditions.

A summary of basic and diluted Net income per share is presented in the following table:

	Year Ended
	December 30,	December 31,	January 1,
(In thousands, except per share data)	2023	2022	2022
Net income	$259,061	$178,882	$95,922

Shares used in basic Net income per share	137,694	137,321	136,619
Dilutive effect of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition	2,096	3,346	5,524
Shares used in diluted Net income per share	139,790	140,667	142,143

Basic Net income per share	$1.88	$1.30	$0.70
Diluted Net income per share	$1.85	$1.27	$0.67

The computation of diluted Net income per share excludes the effects of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition that are antidilutive, aggregating to approximately the following number of shares:

	Year Ended
	December 30,	December 31,	January 1,
(In thousands)	2023	2022	2022
Stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition excluded as they are antidilutive	376	472	638

Note 3 - Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables provide information about revenue from contracts with customers disaggregated by channel and by geographical market, based on ship-to location of the customer:

	Year Ended
Revenue by Channel	December 30,		December 31,		January 1,
(In thousands)	2023		2022		2022
Distributors	$644,181	87%	$591,229	89%	$449,650	87%
Direct	92,973	13%	69,127	11%	65,677	13%
Total revenue	$737,154	100%	$660,356	100%	$515,327	100%

Revenue by Geographical Market
(In thousands)
China	239,192	32%	296,917	45%	281,237	55%
Japan	110,403	15%	90,902	14%	47,915	9%
Other Asia	94,170	13%	77,085	12%	55,416	10%
Asia	443,765	60%	464,904	71%	384,568	74%
Americas	145,839	20%	100,260	15%	80,870	16%
Europe	147,550	20%	95,192	14%	49,889	10%
Total revenue	$737,154	100%	$660,356	100%	$515,327	100%

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

The following table summarizes activity during the periods presented:

(In thousands)
Contract assets as of January 1, 2022	$5,672
Revenues recorded during the period	15,848
Transferred to Accounts receivable or collected	(14,173)
Contract assets as of December 31, 2022	$7,347
Revenues recorded during the period	12,941
Transferred to Accounts receivable or collected	(9,094)
Contract assets as of December 30, 2023	$11,194

Contract liabilities are included in Accrued liabilities on our Consolidated Balance Sheets. The following table summarizes activity during the periods presented:

(In thousands)
Contract liabilities as of January 1, 2022	$4,768
Prepaid customer deposit	12,811
Accruals for estimated future stock rotation and scrap returns	6,142
Less: Release of accruals for recognized stock rotation and scrap returns	(6,055)
Contract liabilities as of December 31, 2022	$17,666
Less: Product shipments from prepaid customer deposit	(12,946)
Accruals for estimated future stock rotation and scrap returns	9,867
Less: Release of accruals for recognized stock rotation and scrap returns	(9,283)
Contract liabilities as of December 30, 2023	$5,304

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

	December 30,	December 31,
(In thousands)	2023	2022
Accounts receivable	$104,373	$94,018
Less: Allowance for credit losses	—	—
Accounts receivable, net of allowance for credit losses	$104,373	$94,018

We had no material bad debt expense in fiscal 2023, 2022, or 2021.

Inventories

	December 30,	December 31,
(In thousands)	2023	2022
Work in progress	$65,396	$58,269
Finished goods	33,430	52,106
Total inventories, net	$98,826	$110,375

Accrued Liabilities

Included in Accrued liabilities in the Consolidated Balance Sheets are the following balances:

	December 30,	December 31,
(In thousands)	2023	2022
Liability for non-cancelable contracts	$11,418	$10,498
Contract liabilities	5,304	17,666
Current portion of operating lease liabilities	5,571	6,454
Foreign, VAT, and other taxes payable	6,758	4,268
Other accrued liabilities	6,997	9,581
Total accrued liabilities	$36,048	$48,467

Note 5 - Property and Equipment

	December 30,	December 31,
(In thousands)	2023	2022
Production equipment and software	$159,950	$149,787
Leasehold improvements	13,519	12,416
Office furniture and equipment	1,933	1,760
	175,402	163,963
Accumulated depreciation and amortization	(125,856)	(116,349)
Total property and equipment, net	$49,546	$47,614

For fiscal years 2023, 2022, and 2021 depreciation and amortization expense for property and equipment was $17.3 million, $13.8 million, and $12.0 million, respectively.

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	December 30,	December 31,
(In thousands)	2023	2022
United States	$29,467	$29,118

Taiwan	10,222	10,732
Philippines	4,602	3,596
China	2,778	2,229
Other	2,477	1,939
Total foreign property and equipment, net	20,079	18,496
Total property and equipment, net	$49,546	$47,614

Note 6 - Intangible Assets and Goodwill

In connection with our previous acquisitions, we have recorded identifiable intangible assets related to existing technology, customer relationships, trade names, and trademarks, based on guidance for determining fair value under the provisions of ASC 820, "Fair Value Measurements." We are amortizing the intangible assets using the straight-line method over their estimated useful lives. Additionally, we have entered into license agreements for third-party technology and recorded them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives. No impairment charges relating to acquired intangible assets were recorded for fiscal 2023, 2022, or 2021.

The following tables summarize the details of our Intangible assets, net as of December 30, 2023 and December 31, 2022:

	December 30, 2023
(In thousands)	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net
Existing technology	5.1	$124,487	$(115,085)	$9,402
Customer relationships	6.1	32,734	(25,909)	6,825
Trade name / trademarks	10.0	1,500	(319)	1,181
Licensed technology	6.2	7,127	(3,561)	3,566
Total identified intangible assets		$165,848	$(144,874)	$20,974

	December 31, 2022
(In thousands)	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net
Existing technology	5.1	$124,487	$(113,157)	$11,330
Customer relationships	6.1	32,734	(24,509)	8,225
Trade name / trademarks	10.0	1,500	(169)	1,331
Licensed technology	6.3	6,671	(2,487)	4,184
Total identified intangible assets		$165,392	$(140,322)	$25,070

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Year Ended
	December 30,	December 31,	January 1,
(In thousands)	2023	2022	2022
Research and development	$1,074	$1,054	$901
Amortization of acquired intangible assets	3,478	3,778	2,613
	$4,552	$4,832	$3,514

The annual expected amortization expense of acquired intangible assets is as follows:

Fiscal year	(In thousands)
2024	$4,417
2025	4,370
2026	4,362
2027	4,268
2028	3,125
Thereafter	432
Total	$20,974

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill balance at December 30, 2023 is comprised of approximately $315.4 million from prior acquisitions. No impairment charges relating to goodwill were recorded for fiscal 2023, 2022, or 2021.

Note 7 - Long-Term Debt

On September 1, 2022, we entered into an Amended and Restated Credit Agreement (the “2022 Credit Agreement”), which provides for a five-year secured revolving loan facility with an aggregate principal amount of up to $350 million, along with other components and options currently not in use.

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

With the amendment of our 2019 Credit Agreement pursuant to the 2022 Credit Agreement, we capitalized $0.9 million of the new debt costs, and expensed $0.7 million of debt costs and existing original issue discount ("OID") as a loss on refinancing in Other income (expense), net on our Consolidated Statements of Operations for fiscal 2022. We determine the Current portion of long-term debt, if any, as the sum of the required debt payments to be made over the next twelve months, reduced by the OID and the debt issuance costs to be amortized over the next twelve months.

The revolving loans under the 2022 Credit Agreement may be repaid and reborrowed at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loans on September 1, 2027. During fiscal 2023, we made discretionary payments totaling $130 million on the revolving loans outstanding under the 2022 Credit Agreement.

The fair value of our long-term debt approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

	December 30,	December 31,
(In thousands)	2023	2022
Principal amount	$-	$130,000
Unamortized original issuance discount and debt costs	—	(1,248)
Long-term debt, net of unamortized debt issue costs	$-	$128,752

Interest expense related to our long-term debt is included in Interest expense on our Consolidated Statements of Operations as follows:

	Year Ended
	December 30,	December 31,	January 1,
(In thousands)	2023	2022	2022
Contractual interest	$2,701	$4,500	$2,304
Amortization of original issuance discount and debt costs	266	310	362
Total interest expense related to long-term debt	$2,967	$4,810	$2,666

Note 8 - Restructuring

In the third quarter of 2023, our management approved and executed an internal restructuring plan (the “Q3 2023 Plan”), which included a targeted workforce reduction intended to reorganize critical roles and focus skillsets in key growth markets. We incurred restructuring costs of approximately $2.0 million in fiscal 2023. Under this plan, approximately $2.0 million of total costs have been incurred through December 30, 2023. The Q3 2023 plan is expected to be largely complete by the end of fiscal year 2024.

In September 2022, our management approved and implemented additional contract cancellations and workforce reductions under the Q2 2019 Sales Plan, an internal restructuring plan that our management approved and executed in April 2019. The Q2 2019 Sales Plan focused on a restructuring of the global sales organization through cancellation of certain contracts and a workforce reduction. Under the Q2 2019 Sales Plan, we incurred no restructuring costs in fiscal 2023, approximately $1.0 million of incremental restructuring costs in fiscal 2022, and no restructuring costs in fiscal 2021. Under this plan, approximately $3.1 million of total expense has been incurred through December 30, 2023. All actions planned under the Q2 2019 Sales Plan have been implemented.

In June 2017, our Board of Directors approved an internal restructuring plan (the "June 2017 Plan"), which included actions, among others, to reconfigure our use of certain leased properties. Under the June 2017 Plan, we incurred restructuring costs of approximately $0.1 million in fiscal 2023, approximately $1.6 million in fiscal 2022 (which includes approximately $1.1 million of incremental restructuring costs in fiscal 2022 related to an impairment of the operating lease right-of-use asset for our partially vacated facility in San Jose, California), and approximately $0.7 million in fiscal 2021. Under this plan, we have incurred approximately $23.3 million of total expense through December 30, 2023. All actions planned under the June 2017 Plan have been implemented.

These costs, and adjustments on previous plans, are recorded to Restructuring on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accrued liabilities and in Other long-term liabilities on our Consolidated Balance Sheets.

The following table displays the activity related to our restructuring plans:

(In thousands)	Severance & Related (1)	Lease Termination & Fixed Assets	Other (2)	Total
Accrued Restructuring at January 2, 2021	$246	$8,233	$664	$9,143
Restructuring	250	690	—	940
Costs paid or otherwise settled	(245)	(1,793)	(664)	(2,702)
Accrued Restructuring at January 1, 2022	$251	$7,130	$—	$7,381
Restructuring	303	1,608	640	2,551
Costs paid or otherwise settled	(154)	(2,846)	—	(3,000)
Accrued Restructuring at December 31, 2022	$400	$5,892	$640	$6,932
Restructuring	1,848	56	4	1,908
Costs paid or otherwise settled	(758)	(1,440)	(24)	(2,222)
Accrued Restructuring at December 30, 2023	$1,490	$4,508	$620	$6,618

(1)	Includes employee relocation costs and outplacement costs
(2)	Includes termination fees on the cancellation of certain contracts

Note 9 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center, all of which are leased under operating leases that expire at various times through 2029. Our leases have remaining lease terms of less than 1 year to 5 years, some of which include options to extend for up to 5 years, and some of which include options to terminate within 1 year. The weighted-average remaining lease term was 3.3 years and the weighted-average discount rate was 5.8% as of December 30, 2023. We recorded fixed operating lease expense of $7.8 million, $7.6 million, and $7.9 million, respectively, for fiscal 2023, 2022, and 2021.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during fiscal 2023:

Operating lease right-of-use assets	(In thousands)
Balance as of December 31, 2022	$17,590
Right-of-use assets obtained for new lease contracts during the period	3,718
Amortization of right-of-use assets during the period	(6,764)
Adjustments for present value and foreign currency effects	(57)
Balance as of December 30, 2023	$14,487

Operating lease liabilities	(In thousands)
Balance as of December 31, 2022	$20,072
Lease liabilities incurred for new lease contracts during the period	3,718
Accretion of lease liabilities	1,003
Operating cash used for payments on lease liabilities	(8,344)
Adjustments for present value and foreign currency effects	(139)
Balance as of December 30, 2023	16,310
Less: Current portion of operating lease liabilities (included in Accrued liabilities)	(5,571)
Long-term operating lease liabilities, net of current portion	$10,739

Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $4.5 million at December 30, 2023 and continued to be recorded in Other long-term liabilities on our Consolidated Balance Sheets.

Maturities of operating lease liabilities as of December 30, 2023 are as follows:

Fiscal year	(In thousands)
2024	$6,502
2025	5,049
2026	3,412
2027	1,750
2028	1,235
Thereafter	201
Total lease payments	18,149
Less: amount representing interest	(1,839)
Total lease liabilities	$16,310

Note 10 - Stock-Based Compensation Plans

Employee and Director Stock Options, Restricted Stock, and ESPP Plans

As of December 30, 2023, we have two active equity incentive plans, the "2023 Equity Incentive Plan" (which was adopted in 2023 and superseded the "2013 Incentive Plan"such that no additional shares will be granted under the 2013 Incentive Plan) and the "2011 Non-Employee Director Equity Incentive Plan", under which shares remain available for grants to employees and non-employee directors, respectively. "Incentive stock options" under Section 422 of the U.S. Internal Revenue Code and restricted stock unit ("RSU") grants are part of our equity compensation practices for employees who receive equity grants. Options and RSUs generally vest quarterly over a four-year period beginning on the grant date. The contractual terms of options granted do not exceed ten years.

We also maintain the 2012 Employee Stock Purchase Plan ("2012 ESPP"), pursuant to which eligible employees may contribute through payroll deductions up to 10% of base compensation, subject to certain income limits, to purchase shares of our common stock. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period. We have treated the 2012 ESPP as a compensatory plan. At December 30, 2023, a total of 0.9 million shares of our common stock were available for future purchases under the 2012 ESPP.

At December 30, 2023, a total of 11.7 million shares of our common stock were available for future grants under the 2023 Equity Incentive Plan and the 2011 Non-Employee Director Equity Incentive Plan. Neither the 2023 Equity Incentive Plan nor the 2011 Non-Employee Director Equity Incentive Plan have any fungible share ratio or counting provision. Shares subject to stock option grants that expire or are canceled, without delivery of such shares, generally become available for re-issuance under equity incentive plans.

Stock-Based Compensation Expense

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Year Ended
	December 30,	December 31,	January 1,
(In thousands)	2023	2022	2022
Cost of revenue	$4,506	$3,674	$3,049
Research and development	27,782	19,645	14,563
Selling, general, and administrative	37,909	32,211	28,863
Total stock-based compensation	$70,197	$55,530	$46,475

The income tax benefit related to total stock-based compensation expense was $7.6 million for fiscal 2023, which is reflected in Income tax (benefit) expense in the Consolidated Statements of Operations. The income tax benefit related to awards vested or exercised during fiscal 2023 was $10.4 million. The income tax benefits related to stock-based compensation were not significant for the periods presented prior to fiscal 2023 as they were offset by an increase in valuation allowance.

ESPP and Stock Options

The fair values of the shares expected to be issued under the employee stock purchase plan and of each option award on the date of grant were estimated using the Black-Scholes valuation model and the assumptions noted in the following table. No new stock options were granted during fiscal 2023, 2022, or 2021. The expected volatility of both ESPP shares and stock options is based on the daily historical volatility of our stock price, measured over the ESPP purchase period or the expected term of the option. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option. The expected term is based on historical vested option exercises and includes an estimate of the expected term for options that are fully vested and outstanding. Dividend yield has no valuation impact, as we have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future.

The following table summarizes the assumptions used in the valuation of ESPP compensation for the periods presented:

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Employee Stock Purchase Plan
Weighted average expected volatility	48.2%	60.3%	39.9%
Weighted average risk-free interest rate	5.37%	3.74%	0.07%
Expected term (in months)	6	6	6

The weighted average fair values for the ESPP, calculated using the Black-Scholes option pricing model with the noted assumptions for the ESPP, were $24.38, $15.25, and $13.04 for fiscal years 2023, 2022, and 2021, respectively.

At December 30, 2023, there was no unrecognized compensation cost related to unvested employee and director stock options. Compensation expense for all stock-based compensation awards is recognized using the straight-line method. We recorded stock-based compensation expense related to the ESPP of approximately $2.2 million, $1.5 million, and $1.2 million in fiscal 2023, 2022, and 2021, respectively. Related to stock options, we recorded no expense in fiscal 2023 and 2022, and approximately $1.0 million in fiscal 2021.

The following table summarizes our stock option activity and related information for the year ended December 30, 2023:

(Shares and aggregate intrinsic value in thousands)	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Balance, December 31, 2022	918	$6.70
Granted	—	—
Exercised	(487)	6.66
Forfeited or expired	(3)	5.84
Balance, December 30, 2023	428	$6.75
Vested and expected to vest at December 30, 2023	428	$6.75	1.16	$26,626
Exercisable, December 30, 2023	428	$6.75	1.16	$26,626

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that day. This amount changes based on the fair market value of the Company's stock. Total intrinsic value of options exercised for fiscal 2023, 2022, and 2021 was $37.3 million, $24.3 million, and $44.7 million, respectively.

Time-Based Restricted Stock Unit Awards

The following table summarizes the activity for our time-based RSUs for the year ended December 30, 2023:

(Shares in thousands)	Shares	Weighted average grant date fair value
Balance, December 31, 2022	1,821	$50.18
Granted	995	84.80
Vested	(880)	41.63
Forfeited or expired	(55)	56.69
Balance, December 30, 2023	1,881	$72.31

At December 30, 2023, there was $121.3 million of unrecognized compensation expense related to unvested time-based RSUs. Compensation expense for RSUs is recognized using the straight-line method over the related vesting period. In fiscal 2023, 2022, and 2021, we recorded stock-based compensation expense related to time-based RSUs of approximately $41.5 million, $30.1 million, and $21.7 million, respectively.

Market-Based and Performance-Based Awards

In 2021 through 2023, we granted awards of RSUs with either a market condition or a performance condition to certain executives.

Market-Based and Performance-Based Awards — Grants

In the first and third quarters of fiscal 2023, and in the first quarters of fiscal 2022 and 2021, we granted awards of RSUs with a market condition to certain executives. Under the terms of these grants, the RSUs with a market condition vest over a three-year period based on the Company's total shareholder return ("TSR") relative to a specified index. For the 2023 grants, the TSR condition is measured relative to the Russell 3000 index on either the third anniversary of the grant date, or equally on the first, second, and third anniversary of the grant date, depending on the executive. For the 2022 and 2021 grants, the TSR condition is measured relative to the Russell 2000 index on the third anniversary of the grant date. The awards may vest at 250% or 200%, depending on the executive, if the 75th percentile of the market condition is achieved, with 100% of the units vesting at the 55th percentile, zero vesting if relative TSR is below the 25th percentile, and vesting scaling for achievement between the 25th and 75th percentile.

In the first quarter of fiscal 2021, we also granted awards of RSUs with a performance condition to certain executives, to specifically drive additional executive attention and focus on the Company’s revenue growth priorities. Under the terms of these grants, the RSUs with a performance condition will vest based on the Company generating specified levels of year-over-year revenue growth, which will be measured annually for one-fourth of the grants after each fiscal year-end through the end of fiscal 2024. Vesting of these awards scales for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 200%. Vesting of each tranche of these awards occurs 13 months after the performance conditions is met, and the entire award cannot be fully earned until five years from grant. For the second and third tranches of these awards, the Company had met the year-over-year revenue growth performance criteria at the 200% and 116.3% level of achievement, respectively, as of December 31, 2022 and December 30, 2023.

Market-Based and Performance-Based Awards — Vesting

During fiscal 2023, the market condition for awards granted to certain executives in previous years exceeded the 75th percentile of their TSR condition, and applicable tranches of these awards vested at 250% or 200% for the respective executives. Also during 2023, the first tranche of awards granted in fiscal 2021 with a year-over-year revenue growth performance condition vested at the 200% level of achievement, as the Company met the maximum year-over-year revenue growth performance criteria as of January 1, 2022, and the 13-month vesting period had been met.

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

Market-Based and Performance-Based Awards — Compensation Expense

For our awards with a market condition or a performance condition, we incurred stock-based compensation expense of approximately $26.4 million, $24.0 million, and $22.1 million in fiscal years 2023, 2022, and 2021, respectively, which is recorded as a component of total stock-based compensation. At December 30, 2023, there was $27.3 million of unrecognized compensation expense related to unvested RSUs with a market condition or a performance condition. Awards with a TSR market condition were valued using a Monte Carlo simulation model.

The following table summarizes the assumptions used at the grant date in the valuation of RSUs with a market or performance condition:

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Executive RSUs with a market condition or performance condition
Weighted average expected volatility	50.97% to 54.31%	51.44%	50.37% to 52.11%
Weighted average risk-free interest rate	4.28% to 4.59%	1.67%	0.22% to 0.77%
Expected term (years)	3	3	3 to 5

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Shares	Weighted average grant date fair value
Balance, December 31, 2022	985	$60.15
Granted	172	146.69
Effect of vesting multiplier	334
Vested	(639)	40.22
Balance, December 30, 2023	852	$84.73

Note 11 - Common Stock Repurchase Program

On August 8, 2022, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $150 million of outstanding common stock could be repurchased from time to time (the "2023 Repurchase Program"). The duration of the 2023 Repurchase Program was through December 30, 2023. During the fourth quarter of fiscal 2023, we repurchased 872,994 shares for $50.2 million, or an average price paid per share of $57.49, under the 2023 Repurchase Program. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2023 Repurchase Program were retired by the end of the fourth quarter of fiscal 2023. We repurchased a total of 1,224,443 shares for $80.2 million, or an average price paid per share of $65.50, during fiscal year 2023.

On November 30, 2023, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to an additional $250 million of outstanding common stock could be repurchased from time to time (the "2024 Repurchase Program"). The duration of the 2024 Repurchase Program is through December 28, 2024. No shares were repurchased under the 2024 Repurchase Program during the fourth quarter of fiscal 2023.

Note 12 - Income Taxes

We are subject to federal and state income tax as well as income tax in the various foreign jurisdictions in which we operate.

The domestic and foreign components of Income before income taxes were as follows:

	Year Ended
	December 30,	December 31,	January 1,
(In thousands)	2023	2022	2022
Domestic	$55,069	$30,362	$24,003
Foreign	159,787	151,750	73,623
Income before taxes	$214,856	$182,112	$97,626

The components of Income tax (benefit) expense are as follows:

	Year Ended
	December 30,	December 31,	January 1,
(In thousands)	2023	2022	2022
Current:
Federal	$10,331	$748	$445
State	1,059	265	45
Foreign	3,019	3,637	1,538
	14,409	4,650	2,028
Deferred:
Federal	(56,323)	—	—
State	—	—	—
Foreign	(2,291)	(1,420)	(324)
	(58,614)	(1,420)	(324)
Income tax (benefit) expense	$(44,205)	$3,230	$1,704

Income tax (benefit) expense differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
	%	%	%
Statutory federal rate	21	21	21
Adjustments for tax effects of:
State taxes, net	(1)	(2)	(4)
Federal tax credits	(4)	(1)	(3)
Excess tax benefit from stock-based compensation	(2)	—	(8)
Foreign rate differential	(15)	(16)	(14)
U.S. tax on foreign operations	9	33	3
Capital loss expiration	—	1	3
Valuation allowance	(29)	(33)	8
Change in uncertain tax benefit accrual	—	(2)	(5)
Other	—	1	1
Effective income tax rate	(21)	2	2

We updated our evaluation of the valuation allowance position in the United States through December 30, 2023. In making this evaluation, we considered our operating environment and estimates about our ability to generate taxable income in future periods within the United States. As a result of our consistent and continued profitability over the preceding three-year period and our expectations about generating sufficient U.S. Federal taxable income, we have determined that there is sufficient evidence that our U.S. Federal deferred tax assets are more likely than not to be realized. In the fourth quarter of fiscal 2023, we reduced the valuation allowance against a significant portion of our U.S. deferred tax assets resulting in the inclusion of $56.9 million of U.S. Federal deferred tax assets on our Consolidated Balance Sheets.

We continue to maintain a full valuation allowance against our state deferred tax assets due to insufficient income sources. We will continue to evaluate both positive and negative evidence in future periods to determine if we will realize the deferred tax assets. We do not maintain a valuation allowance in any foreign jurisdictions as we have concluded it is more likely than not that we will realize those net deferred tax assets in future periods.

The components of our net deferred tax assets and liabilities are as follows:

(In thousands)	December 30, 2023	December 31, 2022
Deferred tax assets:
Intangible assets	$4,274	$6,264
Net operating loss carry forwards	13,829	15,362
Tax credit carry forwards	87,955	103,092
Accrued liabilities and reserves	23,249	12,932
Stock-based and deferred compensation	5,199	3,769
Other	5,162	5,031
Total deferred tax assets	139,668	146,450
Less: valuation allowance	(79,100)	(140,533)
Net deferred tax assets	60,568	5,917
Deferred tax liabilities:
Fixed assets	1,475	2,058
Unremitted earnings	620	2,498
Other	6,889	8,134
Total deferred tax liabilities	8,984	12,690
Net deferred taxes	$51,584	$(6,773)

Reported as:
Deferred tax assets	$57,762	$1,022
Deferred tax liabilities (included in Other long-term liabilities)	(6,178)	(7,795)
Net deferred taxes	$51,584	$(6,773)

The following table displays the activity related to changes in our valuation allowance for deferred tax assets:

Fiscal Years Ended	Balance at beginning	Charged (Credit) to costs and	Charged (credit) to other	Balance at end of
(In thousands)	of period	expenses	accounts	period
December 30, 2023	$140,533	$(61,433)	$—	$79,100
December 31, 2022	$200,438	$(59,905)	$—	$140,533
January 1, 2022	$192,478	$7,960	$—	$200,438

At December 30, 2023, we had U.S. federal net operating loss ("NOL") carryforwards (pretax) of approximately $8.0 million which will expire between 2027 and 2028. We had state NOL carryforwards (pretax) of approximately $134.5 million that substantially all expire at various dates from 2024 through 2041. We also had federal credit carryforwards of $45.0 million that expire at various dates from 2033 through 2043, and $78.9 million state credit carryforwards, of which substantially all do not expire.

Future utilization of federal and state net operating losses and tax credit carry forwards may be limited if cumulative changes to ownership exceed 50% within any three-year period. However, if there is a significant change in ownership, future tax attribute utilization may be limited and NOL carryforwards and/or R&D credits will be reduced to reflect the limitation.

Foreign earnings may be subject to withholding taxes in local jurisdictions if they are distributed. At December 30, 2023, U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $3.0 million of the undistributed earnings of our foreign subsidiaries. We intend to reinvest these earnings indefinitely.

At December 30, 2023 and December 31, 2022, our unrecognized tax benefits associated with uncertain tax positions were $61.4 million and $58.9 million, respectively, of which $58.7 million and $56.3 million, respectively, if recognized, would affect the effective tax rate, subject to valuation allowance. As of December 30, 2023 and December 31, 2022, interest and penalties associated with unrecognized tax benefits were $11.3 million and $10.6 million, respectively, which are not reflected in the table below. We accrue interest and penalties related to uncertain tax positions in Income tax expense.

The following table summarizes the changes to unrecognized tax benefits for the fiscal years presented:

(In thousands)
Balance at January 2, 2021	$55,737
Additions based on tax positions related to the current year	1,156
Additions based on tax positions of prior years	1,130
Additions due to acquisition	977
Settlements	(51)
Reduction as a result of lapse of applicable statute of limitations	(2,718)
Balance at January 1, 2022	56,231
Additions based on tax positions related to the current year	1,594
Additions based on tax positions of prior years	2,798
Settlements	(148)
Reduction as a result of lapse of applicable statute of limitations	(1,586)
Balance at December 31, 2022	58,889
Additions based on tax positions related to the current year	2,247
Additions based on tax positions of prior years	1,128
Reductions for tax positions of prior years	(156)
Reduction as a result of lapse of applicable statute of limitations	(696)
Balance at December 30, 2023	$61,412

Our liability for uncertain tax positions (including penalties and interest) was $21.9 million and $21.6 million at December 30, 2023 and December 31, 2022, respectively, and is recorded as a component of Other long-term liabilities on our Consolidated Balance Sheets.

At December 30, 2023, it is reasonably possible that $0.3 million of unrecognized tax benefits and $0.1 million of associated interest and penalties could be recognized during the next twelve months.

The years that remain subject to examination are 2017 for federal income taxes, 2019 for state income taxes, and 2017 for foreign income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward amount.

Note 13 - Employee Benefit Plans

Qualified Investment Plan

In 1990, we adopted a 401(k) tax-deferred savings plan, which provides all employees in the United States who meet certain eligibility requirements with an opportunity to accumulate funds for retirement. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The plan does not allow investments in the Company's common stock. The plan allows for the Company to make discretionary matching contributions in cash. We recorded matching contributions of approximately $3.1 million, $2.8 million, and $2.6 million in fiscal years 2023, 2022, and 2021, respectively.

Cash Incentive Plans

For 2023, 2022, and 2021, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, approved the Cash Incentive Plan (the “Cash Plans”) for the respective fiscal year. The chief executive officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, together with all other employees of the Company not on the Company's sales incentive plan are eligible to participate in the Cash Plans. Under the Cash Plans, individual cash incentive payments for the eligible employees will be based both on Company financial performance, as measured by achievement of operating income (before incentive plan accruals) and revenue goals within specified ranges established by the Compensation Committee, and Company performance, as measured by the achievement of personal management objectives. The Compensation Committee determines the performance of the chief executive officer, the chief financial officer and other participants based on the achievement of the management objectives established by the Compensation Committee during the first quarter of the respective fiscal year. We recorded approximately $15.0 million, $25.2 million, and $18.0 million of expense under the Cash Plans in fiscal 2023, 2022, and 2021, respectively.

Note 14 - Contingencies

Legal Proceedings

On or about December 19, 2018, Steven A.W. De Jaray, Perienne De Jaray and Darrell R. Oswald (collectively, the “Plaintiffs”) commenced an action against the Company and several unnamed defendants in the Multnomah County Circuit Court of the State of Oregon, in connection with the sale of certain products by the Company to the Plaintiffs in or around 2008. The Plaintiffs alleged that we violated the Lanham Act, engaged in negligence, fraud, and breach of contract by failing to disclose to the Plaintiffs the export-controlled status of the subject parts. In January 2019, we removed the action to the United States District Court for the District of Oregon (the “Court”). On May 24, 2023, the Plaintiffs filed a second amended complaint, which added Apex-Micro Manufacturing Corporation as a plaintiff and removed the violation of the Lanham Act claim.  The Plaintiffs sought damages of $180 million, punitive damages, and other remedies. On January 18, 2024, the court dismissed the claims against the Company by Perienne De Jaray and Darrell R. Oswald. The trial for the remainder of the claims was held from January 30, 2024 to February 15, 2024. On February 13, 2024, after both parties rested their cases and prior to the submission of the case to the jury, the Company filed a Rule 50 motion for judgment as a matter of law as to all remaining claims due to insufficient evidence to support the claims. The Court granted the Company’s Rule 50 motion in part and entered judgment in the Company’s favor as to all of Steven De Jaray’s claims and Apex-Micro Manufacturing Corporation’s negligence claims. On February 15, 2023, the jury found that the Company was not liable for all outstanding claims and the presiding judge stated he would enter the judgment in favor of the Company.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lattice Semiconductor Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lattice Semiconductor Corporation (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

Inventory Valuation

Description of the Matter

The Company's net inventory totaled $98.8 million as of December 30, 2023. As explained in “Note 1 - Basis of Presentation and Significant Accounting Policies” within the consolidated financial statements, the Company records inventory at the lower of cost or net realizable value, and writes down inventories to net realizable value if it is obsolete or if quantities are in excess of projected customer demand.

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

February 16, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lattice Semiconductor Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Lattice Semiconductor Corporation’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lattice Semiconductor Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and our report dated February 16, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control OverFinancial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 16, 2024

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the filing of this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 30, 2023. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that we accumulate and communicate correct information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls are effective as of December 30, 2023.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that, as of December 30, 2023, the Company's internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has audited the Company's internal control over financial reporting and has issued its opinion on the effectiveness of the Company's internal control over financial reporting, which appears on page 61 in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

On November 29, 2023, Stephen Douglass, Senior Vice President and Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c), pursuant to which an estimated aggregate of 8,275 shares of our Common Stock may be sold. The aggregate number of shares sold may differ based on tax withholdings for vesting stock awards, actual market achievement for performance RSUs, and actual number of future shares purchased under the Employee Stock Purchase Plan. The duration of the trading arrangement is until February 27, 2025, or earlier if all transactions under the trading arrangement are completed.

On November 29, 2023, Tracy Feanny, Senior Vice President and General Counsel, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c), pursuant to which an estimated aggregate of 11,984 shares of our Common Stock may be sold. The aggregate number of shares sold may differ based on tax withholdings for vesting stock awards and actual market achievement for performance RSUs. The duration of the trading arrangement is until March 4, 2025, or earlier if all transactions under the trading arrangement are completed.

On November 29, 2023, Mark Jensen, a Lattice Director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c), pursuant to which an estimated aggregate of 10,855 shares of our Common Stock may be sold. The duration of the trading arrangement is until January 9, 2026, or earlier if all transactions under the trading arrangement are completed.

On November 29, 2023, Sherri Luther, Senior Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c), pursuant to which an estimated aggregate of 42,141 shares of our Common Stock may be sold. The aggregate number of shares sold may differ based on tax withholdings for vesting stock awards and actual market achievement for performance RSUs. The duration of the trading arrangement is until December 3, 2024, or earlier if all transactions under the trading arrangement are completed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement (the “Proxy Statement”) for the 2024 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we will file not later than 120 days after the end of the fiscal year covered by this report. With the exception of the information expressly incorporated by reference from the Proxy Statement, the Proxy Statement is not to be deemed filed as a part of this report.

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

Item 11. Executive Compensation

Clawback Policy

We recently adopted a written compensation recovery policy in accordance with applicable Nasdaq rules, a copy of which is filed as an exhibit to this Annual Report on Form 10-K. The policy provides that the Company will seek to recover any incentive-based compensation erroneously awarded to any current or former executive officer due to the material noncompliance with any financial reporting requirement under the securities laws during the three completed fiscal years immediately preceding the date the Company determines that an accounting restatement is required.

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

(2) Exhibits

Exhibit Number	Description

3.1	The Company’s Restated Certificate of Incorporation, as amended on June 4, 2009 (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed June 4, 2009).

3.2	The Company’s Bylaws, as amended as of December 14, 2023 (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed December 15, 2023).

4.1	Description of Securities.

10.1*

Form of Indemnification Agreement executed by each director and executive officer of the Company and certain other officers and employees of the Company and its subsidiaries (Incorporated by reference to Exhibit 10.41 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

10.2*	Form of Notice of Grant of Restricted Stock Units to Executive Officer (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.3*	Lattice Semiconductor Corporation 2012 Employee Stock Purchase Plan (incorporated by reference to Annex 1 to the Company's Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Stockholders filed on April 12, 2012).

10.4*	Lattice Semiconductor Corporation 2011 Non-Employee Director Equity Incentive Plan. (Incorporated by reference to Exhibit 99.2 filed with the Company’s Registration Statement on Form S-8 filed June 25, 2019).

10.5*	Form of 2011 Non-Employee Director Equity Incentive Plan Outside Director Option Agreement. (Incorporated by reference to Exhibit 10.5 filed with the Company's Annual Report on Form 10-K filed on February 17, 2023).

10.6*	Form of 2011 Non-Employee Director Equity Incentive Plan Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K filed on February 17, 2023).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

Exhibit Number	Description

10.7*	Lattice Semiconductor Corporation 2023 Incentive Plan and related form agreements. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K, filed with the Commission on May 8, 2023).

10.8	Lattice Semiconductor Corporation Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K, filed with the Commission on May 8, 2023).

10.9	Amended and Restated Credit Agreement, dated as of September 1, 2022, by and among Lattice Semiconductor Corporation, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed September 2, 2022).

10.10*	Lattice Semiconductor Corporation 2021 Cash Incentive Plan (Incorporated by reference to Exhibit 10.9 filed with the Company’s Annual Report on Form 10-K filed on February 23, 2022).

10.11*	Lattice Semiconductor Corporation 2022 Cash Incentive Plan. (Incorporated by reference to Exhibit 10.16 filed with the Company’s Annual Report on Form 10-K filed on February 17, 2023).

10.12*	Lattice Semiconductor Corporation 2023 Cash Incentive Plan.

10.13*	Amended Employment Agreement, by and between Lattice Semiconductor Corporation and James R. Anderson, effective February 21, 2020. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on February 24, 2020).

10.14*	Form of Amended Employment Agreement (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on February 24, 2020).

10.15	Credit Agreement, dated as of May 17, 2019, by and among Lattice Semiconductor Corporation, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed May 20, 2019).

10.16	Office Lease, effective as of October 21, 2014, between 555 SW Oak, LLC and Lattice Semiconductor Corporation (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed October 27, 2014).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

24.1	Power of Attorney (reference is made to the signature page hereto).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Lattice Semiconductor Corporation Compensation Recovery Policy

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)
By:	/s/ Sherri Luther
Sherri Luther Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Date:	February 16, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date

Principal Executive
Officer
/s/ James Anderson		February 16, 2024
James Anderson	President, Chief Executive Officer, and Director

Principal Financial and
Accounting Officer
/s/ Sherri Luther		February 16, 2024
Sherri Luther	Chief Financial Officer
Directors

/s/ Robin Abrams		February 16, 2024
Robin Abrams	Director

/s/ Doug Bettinger		February 16, 2024
Doug Bettinger	Director

/s/ Que Thanh Dallara		February 16, 2024
Que Thanh Dallara	Director

/s/ John Forsyth		February 16, 2024
John Forsyth	Director

/s/ Mark Jensen		February 16, 2024
Mark Jensen	Director

/s/ James Lederer		February 16, 2024
James Lederer	Director

/s/ Jeff Richardson		February 16, 2024
Jeff Richardson	Director

/s/ Elizabeth Schwarting		February 16, 2024
Elizabeth Schwarting	Director

/s/ Raejeanne Skillern		February 16, 2024
Raejeanne Skillern	Director