Form 10-Q
period 2024-03-30
LATTICE SEMICONDUCTOR CORP
filed 2024-04-30
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of common stock outstanding as of April 23, 2024	137,546,399

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

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; future impacts of the ongoing military conflicts between Ukraine and Russia, and in the Middle East, and the outbreak of new, or expansion of current, military conflicts or terrorism; the impact of any continuing trade or travel restrictions on the export and import of products between the U.S. and China; the impact of any deterioration in relations between Taiwan and China, and other factors affecting military, political, or economic conditions in Taiwan or elsewhere in Asia; the impact of tariffs, trade sanctions, license requirements or similar actions on our suppliers and customers; the impact of inflationary pressures; future impacts of global pandemics, epidemics, and other public health problems; our business strategy; our opportunities to increase our addressable market; our expectations and strategies regarding market trends and opportunities, including market drivers such as wireless and wireline communications infrastructure deployments, data center servers and networking equipment, client computing platforms, industrial Internet of Things, factory automation, robotics, automotive electronics, smart homes, prosumers, and other applications; our expectations regarding the growth of AI-related revenue; our expectations regarding our customer base and the impacts of our customers’ actions on our business; our expectations regarding both new and existing product offerings; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our future investments in research and development; future financial results or accounting treatments; our judgments involved in accounting matters, including revenue recognition, inventories and cost of revenue, and income taxes; actions we may take regarding the design and continued effectiveness of our internal controls over financial reporting; our use of cash; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; whether we will consider and act upon acquisition opportunities to extend our product, technology and product offerings, and the impact of such opportunities on our business; our expectations regarding taxes, including unrecognized tax benefits, and tax adjustments and allowances; whether we will pursue future stock repurchases and how any future repurchases will be funded; the future price volatility of our stock and the effects of that volatility; our ability to prevent and respond to information technology system failures, security breaches and incidents, cyber-attacks or fraud, and the occurrence and impact of such cybersecurity incidents; the costs of mitigating cybersecurity risks; the impact of artificial intelligence ("AI"); the impact of laws and regulations addressing privacy, data protection, and cybersecurity and our ability to comply with the same; our ability to comply with other laws and regulations, the costs of such compliance, and costs incurred if we fail to comply with such laws and regulations; and our beliefs regarding legal or administrative proceedings.

These forward-looking statements are based on estimates and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those statements expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, including as a result of trade-related restrictions or tariffs, inflationary pressures, or the effect of any downturn in the economy on capital markets and credit markets; the effects of global military conflicts, pandemics or widespread global health problems and the actions by governments, businesses, and individuals in response to the situation, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; and other factors more fully described herein or that are otherwise described from time to time in our filings with the Securities and Exchange Commission ("SEC"), including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 filed with the SEC on February 16, 2024 and any additional or updated risk factors discussed in any subsequent Quarterly Report on Form 10-Q filed since that date.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 30,	April 1,
(In thousands, except per share data)	2024	2023
Revenue	$140,815	$184,310
Cost of revenue	44,607	55,709
Gross margin	96,208	128,601
Operating expenses:
Research and development	40,591	35,989
Selling, general, and administrative	36,469	32,578
Amortization of acquired intangible assets	870	870
Restructuring	1,704	30
Total operating expenses	79,634	69,467
Income from operations	16,574	59,134
Interest income (expense), net	1,307	(555)
Other income (expense), net	(46)	(95)
Income before income taxes	17,835	58,484
Income tax expense	3,039	2,561
Net income	$14,796	$55,923

Net income per share:
Basic	$0.11	$0.41
Diluted	$0.11	$0.40

Shares used in per share calculations:
Basic	137,475	137,418
Diluted	138,774	140,101

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 30,	April 1,
(In thousands)	2024	2023
Net income	$14,796	$55,923
Other comprehensive income (loss):
Translation adjustment	(474)	189
Comprehensive income	$14,322	$56,112

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 30,	December 30,
(In thousands, except share and par value data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$107,466	$128,317
Accounts receivable, net of allowance for credit losses	98,940	104,373
Inventories, net	95,384	98,826
Prepaid expenses and other current assets	38,948	36,430
Total current assets	340,738	367,946
Property and equipment, less accumulated depreciation of $115,560 at March 30, 2024 and $125,856 at December 30, 2023	51,390	49,546
Operating lease right-of-use assets	17,039	14,487
Intangible assets, net	19,888	20,974
Goodwill	315,358	315,358
Deferred income taxes	57,111	57,762
Other long-term assets	14,075	14,821
Total assets	$815,599	$840,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,069	$34,487
Accrued liabilities	32,049	36,048
Accrued payroll obligations	16,443	26,865
Total current liabilities	81,561	97,400
Long-term operating lease liabilities, net of current portion	12,799	10,739
Other long-term liabilities	38,577	40,735
Total liabilities	132,937	148,874
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 137,538,000 shares issued and outstanding as of March 30, 2024 and 137,340,000 shares issued and outstanding as of December 30, 2023	1,375	1,373
Additional paid-in capital	521,904	545,586
Retained earnings	162,763	147,967
Accumulated other comprehensive loss	(3,380)	(2,906)
Total stockholders' equity	682,662	692,020
Total liabilities and stockholders' equity	$815,599	$840,894

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 30,	April 1,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$14,796	$55,923
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,129	8,090
Stock-based compensation expense	18,494	14,255
Change in deferred income tax provision	510	(388)
Amortization of right-of-use assets	1,865	1,657
Other non-cash adjustments	67	45
Changes in assets and liabilities:
Accounts receivable, net	5,433	3,196
Inventories, net	3,442	(6,704)
Prepaid expenses and other assets	(3,598)	368
Accounts payable	(1,418)	(1,193)
Accrued liabilities	(6,657)	(7,498)
Accrued payroll obligations	(10,422)	(21,216)
Operating lease liabilities, current and long-term portions	(2,130)	(1,671)
Net cash provided by (used in) operating activities	29,511	44,864
Cash flows from investing activities:
Capital expenditures	(3,426)	(8,414)
Cash paid for software and intellectual property licenses	(4,321)	(2,615)
Net cash provided by (used in) investing activities	(7,747)	(11,029)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(22,719)	(33,787)
Proceeds from issuance of common stock	545	1,235
Repurchase of common stock	(20,000)	(10,004)
Repayment of long-term debt	—	(25,000)
Net cash provided by (used in) financing activities	(42,174)	(67,556)
Effect of exchange rate change on cash	(441)	135
Net increase (decrease) in cash and cash equivalents	(20,851)	(33,586)
Beginning cash and cash equivalents	128,317	145,722
Ending cash and cash equivalents	$107,466	$112,136

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$-	$1,849
Income taxes paid, net of refunds	$1,249	$413
Operating lease payments	$2,099	$2,000
Accrued purchases of plant and equipment	$3,361	$399
Operating lease right-of-use assets obtained in exchange for lease obligations	$4,684	$40

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

The following summarizes the changes in total equity for the three-month period ended March 30, 2024:

	Common Stock ($.01 par value)		Additional Paid-in	Retained	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, December 30, 2023	137,340	$1,373	$545,586	$147,967	$(2,906)	$692,020
Components of comprehensive income, net of tax:
Net income for the three months ended March 30, 2024	—	—	—	14,796	—	14,796
Other comprehensive income (loss)	—	—	—	—	(474)	(474)
Total comprehensive income						14,322
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	463	5	(22,179)	—	—	(22,174)
Stock-based compensation expense	—	—	18,494	—	—	18,494
Repurchase of common stock	(265)	(3)	(19,997)	—	—	(20,000)
Balances, March 30, 2024	137,538	$1,375	$521,904	$162,763	$(3,380)	$682,662

The following summarizes the changes in total equity for the three-month period ended April 1, 2023:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Loss	Total
Balances, December 31, 2022	137,099	$1,371	$599,300	$(111,094)	$(2,414)	$487,163
Components of comprehensive income, net of tax:
Net income for the three months ended April 1, 2023	—	—	—	55,923	—	55,923
Other comprehensive income (loss)	—	—	—	—	189	189
Total comprehensive income						56,112
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	657	6	(32,558)	—	—	(32,552)
Stock-based compensation expense	—	—	14,255	—	—	14,255
Repurchase of common stock	(119)	(1)	(10,003)	—	—	(10,004)
Balances, April 1, 2023	137,637	$1,376	$570,994	$(55,171)	$(2,225)	$514,974

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

Basis of Presentation and Use of Estimates

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In our opinion, they include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the SEC's rules and regulations for interim reporting. These Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2023 ("2023 10-K").

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

We describe our accounting methods and practices in more detail in our 2023 10-K. There have been no changes to the significant accounting policies, procedures, or general information described in our 2023 10-K that have had a material impact on our consolidated financial statements and related notes. Certain prior year balances have been reclassified to conform to the current year’s presentation.

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2024 will be a 52-week year and will end on December 28, 2024, and our fiscal 2023 was a 52-week year that ended December 30, 2023. Our first quarter of fiscal 2024 and first quarter of fiscal 2023 ended on March 30, 2024 and April 1, 2023, respectively. All references to quarterly financial results are references to the results for the relevant 13-week fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue and accounts receivable. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 87% and 88% for the first quarters of fiscal 2024 and 2023, respectively. Distributors also account for a substantial portion of our net accounts receivable. Our three largest distributors accounted for 42%, 30%, and 10% of net accounts receivable at March 30, 2024 and 36%, 29%, and 18% of net accounts receivable at December 30, 2023.

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

A summary of basic and diluted Net income per share is presented in the following table:

	Three Months Ended
	March 30,	April 1,
(In thousands, except per share data)	2024	2023
Net income	$14,796	$55,923

Shares used in basic Net income per share	137,475	137,418
Dilutive effect of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition	1,299	2,683
Shares used in diluted Net income per share	138,774	140,101

Basic Net income per share	$0.11	$0.41
Diluted Net income per share	$0.11	$0.40

The computation of diluted Net income per share excludes the effects of stock options, restricted stock units ("RSUs"), Employee Stock Purchase Plan ("ESPP") shares, and equity awards with a market condition or performance condition that are antidilutive, aggregating approximately the following number of shares:

	Three Months Ended
	March 30,	April 1,
(In thousands)	2024	2023
Stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition excluded as they are antidilutive	950	141

Note 3 - Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables provide information about revenue from contracts with customers disaggregated by channel and by geographical market, based on ship-to location of our customer:

	Three Months Ended
Revenue by Channel	March 30,		April 1,
(In thousands)	2024		2023
Distributors	$123,205	87%	$161,346	88%
Direct	17,610	13%	22,964	12%
Total revenue	$140,815	100%	$184,310	100%

Revenue by Geographical Market
(In thousands)
China	56,872	40%	55,722	30%
Japan	24,988	18%	30,017	16%
Other Asia	10,568	8%	20,016	11%
Asia	92,428	66%	105,755	57%
Americas	31,980	22%	41,903	23%
Europe	16,407	12%	36,652	20%
Total revenue	$140,815	100%	$184,310	100%

Contract Balances

Our contract assets relate to our rights to consideration for licenses and royalties due to us as a member of the HDMI Founders consortium. The balance results primarily from the amount of estimated revenue related to HDMI that we have recognized to date, but which has not yet been distributed to us by the HDMI licensing agent. Contract assets are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The following table summarizes activity during the first three months of fiscal 2024:

(In thousands)
Contract assets as of December 30, 2023	$11,194
Revenues recorded during the period	3,947
Transferred to Accounts receivable or collected	(418)
Contract assets as of March 30, 2024	$14,723

Contract liabilities are included in Accrued liabilities on our Consolidated Balance Sheets. The following table summarizes activity during the first three months of fiscal 2024:

(In thousands)
Contract liabilities as of December 30, 2023	$5,304
Accruals for estimated future stock rotation and scrap returns	4,551
Less: Release of accruals for recognized stock rotation and scrap returns	(3,364)
Contract liabilities as of March 30, 2024	$6,491

Note 4 - Balance Sheet Components

Accounts Receivable

Accounts receivable do not bear interest and are shown net of an allowance for expected lifetime credit losses, which reflects our best estimate of probable losses inherent in the accounts receivable balance, as described in our 2023 10-K.

	March 30,	December 30,
(In thousands)	2024	2023
Accounts receivable	$98,940	$104,373
Less: Allowance for credit losses	—	—
Accounts receivable, net of allowance for credit losses	$98,940	$104,373

Inventories

	March 30,	December 30,
(In thousands)	2024	2023
Work in progress	$67,605	$65,396
Finished goods	27,779	33,430
Total inventories, net	$95,384	$98,826

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	March 30,	December 30,
(In thousands)	2024	2023
United States	$31,917	$29,467

Taiwan	9,152	10,222
Philippines	4,918	4,602
China	2,762	2,778
Other	2,641	2,477
Total foreign property and equipment, net	19,473	20,079
Total property and equipment, net	$51,390	$49,546

Accrued Liabilities

Included in Accrued liabilities in the Consolidated Balance Sheets are the following balances:

	March 30,	December 30,
(In thousands)	2024	2023
Liability for non-cancelable contracts	$10,520	$11,418
Contract liabilities	6,491	5,304
Current portion of operating lease liabilities	6,065	5,571
Foreign, VAT, and other taxes payable	4,809	6,758
Other accrued liabilities	4,164	6,997
Total accrued liabilities	$32,049	$36,048

Note 5 - Long-Term Debt

On September 1, 2022, we entered into an Amended and Restated Credit Agreement (the “2022 Credit Agreement”), which provides for a five-year secured revolving loan facility with an aggregate principal amount of up to $350 million.

The revolving loans under the 2022 Credit Agreement may be repaid and reborrowed at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loan on September 1, 2027. At March 30, 2024 and December 30, 2023, we had no borrowings outstanding under the 2022 Credit Agreement, as we paid off the outstanding balance of our revolving loans during the third quarter of fiscal 2023.

We pay a quarterly commitment fee of 0.20% on the unused portion of the revolving facility. Interest expense related to our long-term debt was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended
	March 30,	April 1,
(In thousands)	2024	2023
Contractual interest	$-	$1,785
Amortization of original issuance discount and debt costs	67	67
Total interest expense related to long-term debt	$67	$1,852

Note 6 - Restructuring

Under the Q3 2023 Plan, which is described in the 2023 10-K, we incurred restructuring costs of approximately $2.3 million during the first quarter of fiscal 2024. Under this plan, approximately $4.3 million of total costs have been incurred through March 30, 2024. The Q3 2023 plan is expected to be largely complete by the end of fiscal year 2024.

Other restructuring activity in the periods presented consisted of expense adjustments on previous plans. These costs, and adjustments on previous restructuring plans, are recorded to Restructuring on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accrued liabilities and in Other long-term liabilities on our Consolidated Balance Sheets. The following table displays the activity related to our restructuring plans:

(In thousands)	Severance & Related (1)	Lease Termination & Fixed Assets	Other (2)	Total
Accrued Restructuring at December 30, 2023	$1,490	$4,508	$620	$6,618
Restructuring	2,341	(17)	(620)	1,704
Costs paid or otherwise settled	(2,979)	(354)	—	(3,333)
Accrued Restructuring at March 30, 2024	$852	$4,137	$—	$4,989

Accrued Restructuring at December 31, 2022	$400	$5,892	$640	$6,932
Restructuring	(1)	31	—	30
Costs paid or otherwise settled	(107)	(363)	(2)	(472)
Accrued Restructuring at April 1, 2023	$292	$5,560	$638	$6,490

(1)	Includes employee relocation and outplacement costs
(2)	Includes termination fees on the cancellation of certain contracts

Note 7 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center. All of our facilities are leased under operating leases, which expire at various times through 2029, with a weighted-average remaining lease term of 3.6 years and a weighted-average discount rate of 6.0% as of March 30, 2024.

We recorded fixed operating lease expenses of $2.1 million and $1.9 million for the first quarter of fiscal 2024 and 2023, respectively.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during the first three months of fiscal 2024:

Operating lease right-of-use assets	(In thousands)
Balance as of December 30, 2023	$14,487
Right-of-use assets obtained for new lease contracts during the period	4,684
Amortization of right-of-use assets during the period	(1,865)
Adjustments for present value and foreign currency effects	(267)
Balance as of March 30, 2024	$17,039

Operating lease liabilities	(In thousands)
Balance as of December 30, 2023	$16,310
Lease liabilities incurred for new lease contracts during the period	4,684
Accretion of lease liabilities	268
Operating cash used for payments on lease liabilities	(2,099)
Adjustments for present value and foreign currency effects	(299)
Balance as of March 30, 2024	18,864
Less: Current portion of operating lease liabilities (included in Accrued liabilities)	(6,065)
Long-term operating lease liabilities, net of current portion	$12,799

Maturities of operating lease liabilities as of March 30, 2024 are as follows:

Fiscal year	(In thousands)
2024 (Remaining 3 quarters)	$5,114
2025	6,098
2026	4,492
2027	2,783
2028	2,232
Thereafter	447
Total lease payments	21,166
Less: amount representing interest	(2,302)
Total lease liabilities	$18,864

Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $4.1 million at March 30, 2024 and is recorded in Accrued liabilities and in Other long-term liabilities on our Consolidated Balance Sheets.

Note 8 - Intangible Assets

In connection with our past acquisitions, we have recorded identifiable intangible assets. On our Consolidated Balance Sheets at March 30, 2024 and December 30, 2023, Intangible assets, net are shown net of accumulated amortization of $146.0 million and $144.9 million, respectively. Additionally, we enter into license agreements for third-party technology and record them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended
	March 30,	April 1,
(In thousands)	2024	2023
Research and development	$266	$270
Amortization of acquired intangible assets	870	870
	$1,136	$1,140

Note 9 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended
	March 30,	April 1,
(In thousands)	2024	2023
Cost of revenue	$855	$953
Research and development	8,098	5,339
Selling, general, and administrative	9,541	7,963
Total stock-based compensation	$18,494	$14,255

Market-Based and Performance-Based Stock Compensation

In the first quarter of fiscal 2024, we granted awards of RSUs with a market condition to certain executives. Under the terms of these grants, the RSUs with a market condition vest over a three-year period based on the Company’s total shareholder return ("TSR") relative to the Russell 3000 index, which condition is measured for the grants on the third anniversary of the grant date. The awards may vest at 250% or 200%, depending on the executive, if the 75th percentile of the market condition is achieved, with 100% of the units vesting at the 55th percentile, zero vesting if relative TSR is below the 25th percentile, and vesting scaling for achievement between the 25th and 75th percentile.

In the first three months of fiscal 2024, certain awards with a market condition or performance condition granted in prior fiscal years vested. During the first quarter of fiscal 2024, the market condition for awards granted to certain executives in the first quarter of fiscal 2021 exceeded the 75th percentile of their TSR condition, and these awards vested at 250% or 200%, as applicable for the respective executive. Also during the first quarter of fiscal 2024, the second tranche of awards granted in fiscal 2021 and 2022 with a performance condition vested. Under the terms of these grants, the RSUs with a performance condition will vest based on the Company generating specified levels of year-over-year revenue growth, which are measured annually for one-fourth of the grants after each fiscal year-end through the end of fiscal 2024, with vesting of each tranche occurring 13 months after the performance condition is met. Vesting of these awards scales for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 200%. The second tranche of these awards vested at the 200% level of achievement, as the Company met the maximum year-over-year revenue growth performance criteria as of December 31, 2022. For the third tranche of these awards, the Company met the year-over-year revenue growth performance criteria at the 116.3% level of achievement as of December 30, 2023.

For our awards with a market condition or a performance condition, we incurred stock compensation expense of approximately $5.9 million and $4.9 million in the first quarter of fiscal 2024 and 2023, respectively, which is recorded as a component of total stock-based compensation.

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Total
Balance, December 30, 2023	852
Granted	194
Effect of vesting multiplier	284
Vested	(541)
Cancelled	(5)
Balance, March 30, 2024	784

Note 10 - Common Stock Repurchase Program

On November 30, 2023, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $250 million of outstanding common stock could be repurchased from time to time (the "2024 Repurchase Program"). The duration of the 2024 Repurchase Program is through December 28, 2024.

During the first quarter of fiscal 2024, we repurchased 264,880 shares for $20.0 million, or an average price paid per share of $75.50. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2024 Repurchase Program were retired by the end of the first quarter of fiscal 2024. As of March 30, 2024, the remaining portion of the amount authorized for the 2024 Repurchase Program is approximately $230.0 million.

Note 11 - Income Taxes

We are subject to federal and state income tax as well as income tax in the foreign jurisdictions in which we operate. For the first quarter of fiscal 2024 and 2023, we recorded income tax expense of approximately $3.0 million and $2.6 million, respectively. Income taxes for the three-month period ended March 30, 2024 and April 1, 2023 represent tax at the federal, state, and foreign statutory tax rates in addition to federal tax credits, withholding taxes, excess benefits from stock compensation, as well as other non-deductible items in federal, state, and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rates for the three months ended March 30, 2024 resulted primarily from non-deductible items in federal, state, and foreign jurisdictions, foreign rate differentials, federal tax credits, and the discrete impacts of excess tax benefits from stock compensation and for the three months ended April 1, 2023 resulted primarily from U.S. valuation allowance, foreign withholding taxes, foreign rate differentials, and the discrete impacts of excess tax benefits from stock compensation.

The portion of our uncertain tax positions (including penalties and interest) recorded as a liability was $22.2 million and $21.9 million at March 30, 2024 and December 30, 2023, respectively, and is included as a component of Other long-term liabilities on our Consolidated Balance Sheets. The resolution of audits or expiration of statute of limitations could reduce our uncertain tax positions. The estimated potential reduction in our uncertain tax positions in the next 12 months is up to $36.0 million.

Note 12 - Contingencies

Legal Proceedings

On or about December 19, 2018, Steven De Jaray, Perienne De Jaray and Darrell Oswald (collectively, the “Plaintiffs”) commenced an action against the Company in the Multnomah County Circuit Court of the State of Oregon, in connection with the sale of certain products by the Company to the Plaintiffs in or around 2008. The Plaintiffs alleged the Company violated the Lanham Act, engaged in negligence, fraud, and breach of contract by failing to disclose to the Plaintiffs the export-controlled status of the subject parts. In January 2019, we removed the action to the United States District Court for the District of Oregon (the “Court”). On May 24, 2023, the Plaintiffs filed a second amended complaint, which added Apex-Micro Manufacturing Corporation (“Apex-Micro”) as a plaintiff and removed the violation of the Lanham Act claim.  The Plaintiffs sought damages of $180 million, punitive damages, and other remedies. On January 18, 2024, the court dismissed the claims against the Company by Ms. De Jaray and Mr. Oswald. The trial for the remaining claims was held from January 30, 2024 to February 15, 2024. On February 13, 2024, the Court granted the Company’s Rule 50 motion in part and entered judgment in the Company’s favor as to all of Mr. De Jaray’s claims and Apex-Micro’s negligence claims. On February 15, 2024, the jury found that the Company was not liable for all outstanding claims and judgment was entered  in favor of the Company. On March 15, 2024, Mr. De Jaray and Apex-Micro filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit. On March 18, 2024, Ms. De Jaray filed a separate Notice of Appeal . The plaintiffs’ appeal opening brief is currently due June 10, 2024. The Company will file an appeal answering brief.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 10-K.

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

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results of operations, and that require management's most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 10-K.

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

Impact of Global Economic Activity on our Business

Increased financial market volatility, inflationary pressure, interest rate changes, recessionary concerns, uncertainty in the financial and banking industry, and geopolitical tension continue to impact business globally and may impact our operations by causing disruption to our labor markets and supply chains. The extent to which increased financial market volatility, inflationary pressures, global pandemics, and related uncertainty will impact our business activities will depend on future developments that are highly uncertain and cannot be predicted at this time. Additionally, our business is impacted by the cyclic correction affecting the broader semiconductor industry, which has seen softened demand across our end markets.

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Three Months Ended
	March 30,		April 1,
(In thousands)	2024		2023
Revenue	$140,815	100.0%	$184,310	100.0%

Gross margin	96,208	68.3	128,601	69.8

Research and development	40,591	28.8	35,989	19.5
Selling, general and, administrative	36,469	25.9	32,578	17.7
Amortization of acquired intangible assets	870	0.6	870	0.5
Restructuring	1,704	1.2	30	0.0
Income from operations	$16,574	11.8%	$59,134	32.1%

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

The following are examples of end market applications for the periods presented:

Communications and Computing	Industrial and Automotive	Consumer
Wireless	Security and Surveillance	Cameras
Wireline	Machine Vision	Displays
Data Backhaul	Industrial Automation	Wearables
Server Computing	Robotics	Televisions
Client Computing	Automotive	Home Theater
Data Storage	Drones

The composition of our revenue by end market is presented in the following table:

	Three Months Ended
	March 30,		April 1,
(In thousands)	2024		2023
Communications and Computing	$54,619	38.8%	$66,345	36.0%
Industrial and Automotive	75,265	53.4	108,273	58.7
Consumer	10,931	7.8	9,692	5.3
Total revenue	$140,815	100.0%	$184,310	100.0%

Revenue from the Communications and Computing end market decreased by 18% for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 primarily due to weaker demand in telecommunications infrastructure deployments and end customers rebalancing their inventory levels, partially offset by stronger demand in data center applications.

Revenue from the Industrial and Automotive end market decreased by 30% for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 primarily due to softer end market demand and end customers rebalancing their inventory levels.

While we do not consider AI applications as a distinct end market, we expect AI-related revenue to grow over the next few years based on the growing pipeline of AI-related design wins.

Revenue by Geography

We have a diverse base of customers where distributors represent a significant portion of our total revenue. Our revenue by geographical market is based on the ship-to location of our customers, which can vary from time to time. Revenue from Asia decreased in the periods presented primarily due to the macroeconomic environment in the region, while revenue from the Americas and Europe decreased due to reduced demand in these regions for our products in the Industrial and Automotive end market.

The composition of our revenue by geography is presented in the following table:

	Three Months Ended
	March 30,		April 1,
(In thousands)	2024		2023
Asia	$92,428	65.6%	$105,755	57.4%
Americas	31,980	22.7	41,903	22.7
Europe	16,407	11.7	36,652	19.9
Total revenue	$140,815	100.0%	$184,310	100.0%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 87% and 88% for the first quarter of fiscal 2024 and 2023, respectively.

Gross Margin

The composition of our Gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 30,	April 1,
(In thousands)	2024	2023
Gross margin	$96,208	$128,601
Gross margin percentage	68.3%	69.8%

Gross margin, as a percentage of revenue, decreased 150 basis points in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. Reduced margins were primarily due to changes in product mix between the periods presented.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 30,	April 1,
(In thousands)	2024	2023	% change
Research and development	$40,591	$35,989	12.8%
Percentage of revenue	28.8%	19.5%

Research and development expense includes costs for compensation and benefits, stock-based compensation, engineering wafers, depreciation and amortization, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions. The increase in Research and development expense for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 was due primarily to increased headcount-related costs, including stock-based compensation, and depreciation and amortization related to our research and development equipment and tools. We believe that investing in research and development is important to delivering innovative products to our customers.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 30,	April 1,
(In thousands)	2024	2023	% change
Selling, general, and administrative	$36,469	$32,578	11.9%
Percentage of revenue	25.9%	17.7%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses. The increase in Selling, general, and administrative expense for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 was primarily related to demand creation to support the long-term growth of our business in the areas of headcount-related costs, including stock-based compensation, and other costs such as legal expenses.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 30,	April 1,
(In thousands)	2024	2023	% change
Amortization of acquired intangible assets	$870	$870	0.0%
Percentage of revenue	0.6%	0.5%

Amortization of acquired intangible assets was flat between the first quarter of fiscal 2024 and the first quarter of fiscal 2023.

Restructuring

The composition of our Restructuring activity, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 30,	April 1,
(In thousands)	2024	2023	% change
Restructuring	$1,704	$30	100+%
Percentage of revenue	1.2%	0.0%

Restructuring activity is generally comprised of expenses resulting from workforce reductions, cancellation of contracts, and consolidation of our facilities. Details of our restructuring plans and expenses incurred under them are discussed in "Note 6 - Restructuring" to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Restructuring costs increased in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 primarily due to higher costs in the current year period for severance as compared to minimal restructuring activity in the prior year period.

Interest Income (Expense), net

The composition of our Interest expense, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 30,	April 1,
(In thousands)	2024	2023	% change
Interest income (expense), net	$1,307	$(555)	(100+)%
Percentage of revenue	0.9%	(0.3)%

The change in Interest income (expense) for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 was driven by increased interest income, coupled with decreased interest expense as we paid off the outstanding balance of our long-term debt during the third quarter of fiscal 2023.

Other Income (Expense), net

The composition of our Other income (expense), net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 30,	April 1,
(In thousands)	2024	2023	% change
Other income (expense), net	$(46)	$(95)	(51.6)%
Percentage of revenue	(0.0)%	(0.1)%

The change in Other income (expense) for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 was primarily due to foreign currency effects.

Income Tax Expense

The composition of our Income tax expense is presented in the following table:

	Three Months Ended
	March 30,	April 1,
(In thousands)	2024	2023	% change
Income tax (benefit) expense	$3,039	$2,561	18.7%

Our Income tax expense is partially offset by federal tax credits and excess tax benefits from stock-based compensation. The lower income tax expense for the prior year period was primarily due to the valuation allowance over the federal deferred tax assets present during 2023.

Liquidity and Capital Resources

The following sections discuss material changes in our financial condition from the end of fiscal 2023, including the effects of changes in our Consolidated Balance Sheets, and the effects of our credit arrangements and contractual obligations on our liquidity and capital resources. There continues to be uncertainty around the extent of market volatility, inflationary pressures, interest rate changes, recessionary concerns, uncertainty in the financial and banking industry, and geopolitical tension, which may impact our liquidity and working capital needs in future periods.

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

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. On September 1, 2022, we entered into our 2022 Credit Agreement, as described in "Note 5 - Long-Term Debt" under Part I, Item 1 of this report. As of March 30, 2024, we did not have significant long-term commitments for capital expenditures. For further information on our cash commitments for operating lease liabilities, see "Note 7 - Leases" under Part I, Item 1 of this report.

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

Cash and cash equivalents

(In thousands)	March 30, 2024	December 30, 2023	$ Change	% Change
Cash and cash equivalents	$107,466	$128,317	$(20,851)	(16.2)%

As of March 30, 2024, we had Cash and cash equivalents of $107.5 million, of which approximately $51.8 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of March 30, 2024, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in Cash and cash equivalents of $20.9 million between December 30, 2023 and March 30, 2024 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first three months of fiscal 2024 was $29.5 million compared to $44.9 million for the first three months of fiscal 2023. This decrease of $15.4 million was primarily driven by $34.7 million less cash provided by net income adjusted for non-cash items, partially offset by $19.3 million of net changes in working capital, primarily from cash provided by Accrued payroll obligations and Inventories.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software and intellectual property licenses. Net cash used by investing activities in the first three months of fiscal 2024 was $7.7 million compared to $11.0 million in the first three months of fiscal 2023. This decrease of $3.3 million is primarily a result of reduced capital expenditures.

Financing activities — Financing cash flows consist primarily of activity on our long-term debt, repurchases of common stock, tax payments related to the net share settlement of restricted stock units, and proceeds from the exercise of options to acquire common stock. Net cash used by financing activities in the first three months of fiscal 2024 was $42.2 million compared to $67.6 million in the first three months of fiscal 2023. This $25.4 million decrease was due to the following activities. During the first three months of fiscal 2024, we had no balance outstanding on our long-term debt, while during the first quarter of fiscal 2023 we made discretionary payments totaling $25.0 million on revolving loans under the 2022 Credit Agreement. During the first three months of fiscal 2024, we repurchased approximately 0.3 million shares of common stock for $20.0 million compared to repurchases in the first three months of fiscal 2023 of approximately 0.1 million shares of common stock for $10.0 million. Payments for tax withholdings on vesting of RSUs partially offset by employee exercises of stock options used net cash flows of $22.2 million in the first three months of fiscal 2024, a decrease of approximately $10.4 million from the net $32.6 million used in the first three months of fiscal 2023.

Accounts receivable, net

(In thousands)	March 30, 2024	December 30, 2023	$ Change	% Change
Accounts receivable, net	$98,940	$104,373	$(5,433)	(5.2)%
Days sales outstanding	64	56	8

Accounts receivable, net as of March 30, 2024 decreased by approximately $5.4 million, or 5%, compared to December 30, 2023. This decrease was due to lower revenue shipments. We calculate Days sales outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	March 30, 2024	December 30, 2023	$ Change	% Change
Inventories	$95,384	$98,826	$(3,442)	(3.5)%
Days of inventory on hand	195	175	20

Inventories as of March 30, 2024 decreased $3.4 million, or approximately 4%, compared to December 30, 2023 primarily as a result of the timing of shipments to satisfy customer demand.

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

As of March 30, 2024, we had no used or unused credit arrangements beyond the secured revolving loan facility described in the 2022 Credit Agreement.

Share Repurchase Program

See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Quarterly Report on Form 10-Q for more information about the share repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. There have been no material changes to either the foreign currency exchange rate risk or interest rate risk previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our 2023 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under "Note 12 - Contingencies - Legal Proceedings" contained in the Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors associated with our business previously described in Part I, Item 1A, “Risk Factors,” in our 2023 10-K. There have been no material changes in the risk factors included in our 2023 10-K, and this report should be read in conjunction with the risk factors set forth in our 2023 10-K. These risk factors are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we may currently deem to be immaterial could materially adversely affect our business, financial condition, or operating results, including those related to adverse macroeconomic conditions, such as rising inflation and labor shortages, which may affect demand for our products or increase our product or labor costs, negatively impacting our revenues, gross margins, and overall financial results. If any of these risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected, and the trading price of our common stock could decline. These factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, should be carefully considered before making an investment decision relating to our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On November 30, 2023, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $250 million of outstanding common stock could be repurchased from time to time (the "2024 Repurchase Program"). The duration of the 2024 Repurchase Program is through December 28, 2024. During the first quarter of fiscal 2024, we repurchased 264,880 shares for $20.0 million, or an average price paid per share of $75.50. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2024 Repurchase Program were retired by the end of the first quarter of fiscal 2024.

The following table contains information regarding our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the first quarter of fiscal 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($M) (b)
December 31, 2023 through January 27, 2024	—	$—	—	$250.0
January 28, 2024 through February 24, 2024	161,456	$74.32	161,456	$238.0
February 25, 2024 through March 30, 2024	103,424	$77.35	103,424	$230.0
Total	264,880	$75.50	264,880	$230.0

(a)	All repurchases during the quarter were open-market transactions funded from available working capital made under the authorization from our Board of Directors to purchase up to $250.0 million of our common stock announced November 30, 2023.
(b)	As of March 30, 2024, this amount consisted of the remaining portion of the $250.0 million program authorized through December 28, 2024 that was announced November 30, 2023.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the first quarter of fiscal 2024, no executive officer or director adopted a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

Date: April 30, 2024