Form 10-Q
period 2024-06-29
LATTICE SEMICONDUCTOR CORP
filed 2024-07-30
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 29, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of common stock outstanding as of July 23, 2024	137,772,234

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

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; our expectations related to attracting and retaining key personnel; future impacts of the ongoing military conflicts between Ukraine and Russia, and in the Middle East, and the outbreak of new, or expansion of current, military conflicts or terrorism; the impact of any continuing trade or travel restrictions on the export and import of products between the U.S. and China; the impact of any deterioration in relations between Taiwan and China, and other factors affecting military, political, or economic conditions in Taiwan or elsewhere in Asia; the impact of tariffs, trade sanctions, license requirements or similar actions on our suppliers and customers; the impact of inflationary pressures; future impacts of global pandemics, epidemics, and other public health problems; our business strategy; our opportunities to increase our addressable market; our expectations and strategies regarding market trends and opportunities, including market drivers such as wireless and wireline communications infrastructure deployments, data center servers and networking equipment, client computing platforms, industrial Internet of Things, factory automation, robotics, automotive electronics, smart homes, prosumers, and other applications; our expectations regarding the growth of AI-related revenue; our expectations regarding our customer base and the impacts of our customers’ actions on our business; our expectations regarding both new and existing product offerings; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our future investments in research and development; future financial results or accounting treatments; our judgments involved in accounting matters, including revenue recognition, inventories and cost of revenue, and income taxes; actions we may take regarding the design and continued effectiveness of our internal controls over financial reporting; our use of cash; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; whether we will consider and act upon acquisition opportunities to extend our product, technology and product offerings, and the impact of such opportunities on our business; our expectations regarding taxes, including unrecognized tax benefits, and tax adjustments and allowances; whether we will pursue future stock repurchases and how any future repurchases will be funded; the future price volatility of our stock and the effects of that volatility; our ability to prevent and respond to information technology system failures, security breaches and incidents, cyber-attacks or fraud, and the occurrence and impact of such cybersecurity incidents; the costs of mitigating cybersecurity risks; the impact of artificial intelligence ("AI"); the impact of laws and regulations addressing privacy, data protection, and cybersecurity and our ability to comply with the same; our ability to comply with other laws and regulations, the costs of such compliance, and costs incurred if we fail to comply with such laws and regulations; and our beliefs regarding legal or administrative proceedings.

These forward-looking statements are based on estimates and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those statements expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, including as a result of trade-related restrictions or tariffs, inflationary pressures, or the effect of any downturn in the economy on capital markets and credit markets; the effects of global military conflicts, pandemics or widespread global health problems and the actions by governments, businesses, and individuals in response to the situation, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; our ability to attract and retain key personnel; and other factors more fully described herein or that are otherwise described from time to time in our filings with the Securities and Exchange Commission ("SEC"), including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 filed with the SEC on February 16, 2024 and any additional or updated risk factors discussed in any subsequent Quarterly Report on Form 10-Q filed since that date.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In thousands, except per share data)	2024	2023	2024	2023
Revenue	$124,076	$190,079	$264,891	$374,389
Cost of revenue	39,325	57,518	83,932	113,227
Gross margin	84,751	132,561	180,959	261,162
Operating expenses:
Research and development	38,733	41,946	79,324	77,935
Selling, general, and administrative	20,005	36,788	56,474	69,366
Amortization of acquired intangible assets	869	869	1,739	1,739
Restructuring	2,579	(112)	4,283	(82)
Total operating expenses	62,186	79,491	141,820	148,958
Income from operations	22,565	53,070	39,139	112,204
Interest income (expense), net	933	189	2,240	(366)
Other income (expense), net	254	(176)	208	(271)
Income before income taxes	23,752	53,083	41,587	111,567
Income tax expense	1,121	2,439	4,160	5,000
Net income	$22,631	$50,644	$37,427	$106,567

Net income per share:
Basic	$0.16	$0.37	$0.27	$0.77
Diluted	$0.16	$0.36	$0.27	$0.76

Shares used in per share calculations:
Basic	137,548	137,735	137,480	137,573
Diluted	138,243	139,768	138,485	139,966

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In thousands)	2024	2023	2024	2023
Net income	$22,631	$50,644	$37,427	$106,567
Other comprehensive income (loss):
Translation adjustment	(296)	(457)	(770)	(268)
Comprehensive income	$22,335	$50,187	$36,657	$106,299

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 29,	December 30,
(In thousands, except share and par value data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$109,216	$128,317
Accounts receivable, net of allowance for credit losses	103,442	104,373
Inventories, net	101,556	98,826
Prepaid expenses and other current assets	38,990	36,430
Total current assets	353,204	367,946
Property and equipment, less accumulated depreciation of $119,182 at June 29, 2024 and $125,856 at December 30, 2023	50,801	49,546
Operating lease right-of-use assets	17,326	14,487
Intangible assets, net	19,016	20,974
Goodwill	315,358	315,358
Deferred income taxes	57,329	57,762
Other long-term assets	14,486	14,821
Total assets	$827,520	$840,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,957	$34,487
Accrued liabilities	32,088	36,048
Accrued payroll obligations	13,239	26,865
Total current liabilities	80,284	97,400
Long-term operating lease liabilities, net of current portion	11,975	10,739
Other long-term liabilities	36,412	40,735
Total liabilities	128,671	148,874
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 137,765,000 shares issued and outstanding as of June 29, 2024 and 137,340,000 shares issued and outstanding as of December 30, 2023	1,378	1,373
Additional paid-in capital	515,753	545,586
Retained earnings	185,394	147,967
Accumulated other comprehensive loss	(3,676)	(2,906)
Total stockholders' equity	698,849	692,020
Total liabilities and stockholders' equity	$827,520	$840,894

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 29,	July 1,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$37,427	$106,567
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,385	16,578
Stock-based compensation expense	21,713	35,744
Change in deferred income tax provision	(969)	(882)
Amortization of right-of-use assets	3,812	3,317
Impairment of operating lease right-of-use asset	384	—
Other non-cash adjustments	133	110
Changes in assets and liabilities:
Accounts receivable, net	931	(2,569)
Inventories, net	(2,730)	(1,115)
Prepaid expenses and other assets	(6,717)	(3,657)
Accounts payable	470	(772)
Accrued liabilities	(3,523)	(15,078)
Accrued payroll obligations	(13,626)	(19,045)
Operating lease liabilities, current and long-term portions	(4,248)	(3,740)
Net cash provided by (used in) operating activities	51,442	115,458
Cash flows from investing activities:
Capital expenditures	(10,581)	(11,943)
Cash paid for software and intellectual property licenses	(7,607)	(5,799)
Net cash provided by (used in) investing activities	(18,188)	(17,742)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(26,980)	(39,189)
Proceeds from issuance of common stock	5,246	4,750
Repurchase of common stock	(29,999)	(20,006)
Repayment of long-term debt	—	(85,000)
Net cash provided by (used in) financing activities	(51,733)	(139,445)
Effect of exchange rate change on cash	(622)	(220)
Net increase (decrease) in cash and cash equivalents	(19,101)	(41,949)
Beginning cash and cash equivalents	128,317	145,722
Ending cash and cash equivalents	$109,216	$103,773

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$—	$2,962
Income taxes paid, net of refunds	$3,886	$6,837
Operating lease payments	$4,564	$4,082
Accrued purchases of plant and equipment	$160	$571
Operating lease right-of-use assets obtained in exchange for lease obligations	$7,162	$393

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

The following summarizes the changes in total equity for the six-month period ended June 29, 2024:

	Common Stock ($.01 par value)		Additional Paid-in	Retained	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, December 30, 2023	137,340	$1,373	$545,586	$147,967	$(2,906)	$692,020
Components of comprehensive income, net of tax:
Net income for the six months ended June 29, 2024	—	—	—	37,427	—	37,427
Other comprehensive income (loss)	—	—	—	—	(770)	(770)
Total comprehensive income						36,657
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	833	9	(21,743)	—	—	(21,734)
Stock-based compensation expense	—	—	21,713	—	—	21,713
Repurchase of common stock	(408)	(4)	(29,803)	—	—	(29,807)
Balances, June 29, 2024	137,765	$1,378	$515,753	$185,394	$(3,676)	$698,849

The following summarizes the changes in total equity for the six-month period ended July 1, 2023:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Loss	Total
Balances, December 31, 2022	137,099	$1,371	$599,300	$(111,094)	$(2,414)	$487,163
Components of comprehensive income, net of tax:
Net income for the six months ended July 1, 2023	—	—	—	106,567	—	106,567
Other comprehensive income (loss)	—	—	—	—	(268)	(268)
Total comprehensive income						106,299
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	965	9	(34,448)	—	—	(34,439)
Stock-based compensation expense	—	—	35,744	—	—	35,744
Repurchase of common stock	(241)	(2)	(20,004)	—	—	(20,006)
Balances, July 1, 2023	137,823	$1,378	$580,592	$(4,527)	$(2,682)	$574,761

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

(unaudited)

The following summarizes the changes in total equity for the three-month period ended June 29, 2024:

	Common Stock ($.01 par value)		Additional Paid-in	Retained	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, March 30, 2024	137,538	$1,375	$521,904	$162,763	$(3,380)	$682,662
Components of comprehensive income, net of tax:
Net income for the three months ended June 29, 2024	—	—	—	22,631	—	22,631
Other comprehensive income (loss)	—	—	—	—	(296)	(296)
Total comprehensive income						22,335
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	370	4	436	—	—	440
Stock-based compensation expense	—	—	3,219	—	—	3,219
Repurchase of common stock	(143)	(1)	(9,806)	—	—	(9,807)
Balances, June 29, 2024	137,765	$1,378	$515,753	$185,394	$(3,676)	$698,849

The following summarizes the changes in total equity for the three-month period ended July 1, 2023:

	Common Stock ($.01 par value)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit	Loss	Total
Balances, April 1, 2023	137,637	$1,376	$570,994	$(55,171)	$(2,225)	$514,974
Components of comprehensive income, net of tax:
Net income for the three months ended July 1, 2023	—	—	—	50,644	—	50,644
Other comprehensive income (loss)	—	—	—	—	(457)	(457)
Total comprehensive income						50,187
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	308	3	(1,890)	—	—	(1,887)
Stock-based compensation expense	—	—	21,489	—	—	21,489
Repurchase of common stock	(122)	(1)	(10,001)	—	—	(10,002)
Balances, July 1, 2023	137,823	$1,378	$580,592	$(4,527)	$(2,682)	$574,761

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

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2024 will be a 52-week year and will end on December 28, 2024, and our fiscal 2023 was a 52-week year that ended December 30, 2023. Our second quarter of fiscal 2024 and second quarter of fiscal 2023 ended on June 29, 2024 and July 1, 2023, respectively. All references to quarterly financial results are references to the results for the relevant 13-week or 26-week fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue and accounts receivable. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 91% and 89% for the second quarters of fiscal 2024 and 2023, respectively and 89% and 88% for the first six months of fiscal 2024 and 2023, respectively. Distributors also account for a substantial portion of our net accounts receivable. Our three largest distributors accounted for 44%, 29%, and 12% of net accounts receivable at June 29, 2024 and 36%, 29%, and 18% of net accounts receivable at December 30, 2023.

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

A summary of basic and diluted Net income per share is presented in the following table:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In thousands, except per share data)	2024	2023	2024	2023
Net income	$22,631	$50,644	$37,427	$106,567

Shares used in basic Net income per share	137,548	137,735	137,480	137,573
Dilutive effect of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition	695	2,033	1,005	2,393
Shares used in diluted Net income per share	138,243	139,768	138,485	139,966

Basic Net income per share	$0.16	$0.37	$0.27	$0.77
Diluted Net income per share	$0.16	$0.36	$0.27	$0.76

The computation of diluted Net income per share excludes the effects of stock options, restricted stock units ("RSUs"), Employee Stock Purchase Plan ("ESPP") shares, and equity awards with a market condition or performance condition that are antidilutive, aggregating approximately the following number of shares:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In thousands)	2024	2023	2024	2023
Stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition excluded as they are antidilutive	1,001	158	898	115

Note 3 - Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables provide information about revenue from contracts with customers disaggregated by channel and by geographical market, based on ship-to location of our customers:

	Three Months Ended				Six Months Ended
Revenue by Channel	June 29,		July 1,		June 29,		July 1,
(In thousands)	2024		2023		2024		2023
Distributors	$112,530	91%	$169,362	89%	$235,735	89%	$330,708	88%
Direct	11,546	9%	20,717	11%	29,156	11%	43,681	12%
Total revenue	$124,076	100%	$190,079	100%	$264,891	100%	$374,389	100%

Revenue by Geographical Market
(In thousands)
China	$48,159	39%	$55,834	30%	$105,031	40%	$111,556	30%
Japan	23,161	19%	38,728	20%	48,149	18%	68,745	18%
Other Asia	11,299	9%	24,461	13%	21,867	8%	44,477	12%
Asia	82,619	67%	119,023	63%	175,047	66%	224,778	60%
Americas	23,609	19%	32,668	17%	55,589	21%	74,571	20%
Europe	17,848	14%	38,388	20%	34,255	13%	75,040	20%
Total revenue	$124,076	100%	$190,079	100%	$264,891	100%	$374,389	100%

Contract Balances

Our contract assets relate to our rights to consideration for licenses and royalties due to us as a member of the HDMI Founders consortium. The balance results primarily from the amount of estimated revenue related to HDMI that we have recognized to date, but which has not yet been distributed to us by the HDMI licensing agent. Contract assets are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The following table summarizes activity during the first six months of fiscal 2024:

(In thousands)
Contract assets as of December 30, 2023	$11,194
Revenues recorded during the period	7,646
Transferred to Accounts receivable or collected	(4,663)
Contract assets as of June 29, 2024	$14,177

Contract liabilities are included in Accrued liabilities on our Consolidated Balance Sheets. The following table summarizes activity during the first six months of fiscal 2024:

(In thousands)
Contract liabilities as of December 30, 2023	$5,304
Accruals for estimated future stock rotation and scrap returns	9,576
Less: Release of accruals for recognized stock rotation and scrap returns	(8,929)
Contract liabilities as of June 29, 2024	$5,951

Note 4 - Balance Sheet Components

Accounts Receivable

Accounts receivable do not bear interest and are shown net of an allowance for expected lifetime credit losses, which reflects our best estimate of probable losses inherent in the accounts receivable balance, as described in our 2023 10-K.

	June 29,	December 30,
(In thousands)	2024	2023
Accounts receivable	$103,442	$104,373
Less: Allowance for credit losses	—	—
Accounts receivable, net of allowance for credit losses	$103,442	$104,373

Inventories

	June 29,	December 30,
(In thousands)	2024	2023
Work in progress	$69,659	$65,396
Finished goods	31,897	33,430
Total inventories, net	$101,556	$98,826

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	June 29,	December 30,
(In thousands)	2024	2023
United States	$31,833	$29,467

Taiwan	8,146	10,222
Philippines	5,153	4,602
China	2,758	2,778
Other	2,911	2,477
Total foreign property and equipment, net	18,968	20,079
Total property and equipment, net	$50,801	$49,546

Accrued Liabilities

Included in Accrued liabilities in the Consolidated Balance Sheets are the following balances:

	June 29,	December 30,
(In thousands)	2024	2023
Liability for non-cancelable contracts	$8,977	$11,418
Current portion of operating lease liabilities	7,249	5,571
Contract liabilities	5,951	5,304
Foreign, VAT, and other taxes payable	3,909	6,758
Other accrued liabilities	6,002	6,997
Total accrued liabilities	$32,088	$36,048

Note 5 - Long-Term Debt

On September 1, 2022, we entered into an Amended and Restated Credit Agreement (the “2022 Credit Agreement”), which provides for a five-year secured revolving loan facility with an aggregate principal amount of up to $350 million.

The revolving loans under the 2022 Credit Agreement may be repaid and reborrowed at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loan on September 1, 2027. At June 29, 2024 and December 30, 2023, we had no borrowings outstanding under the 2022 Credit Agreement, as we paid off the outstanding balance of our revolving loans during the third quarter of fiscal 2023.

We pay a quarterly commitment fee of 0.20% on the unused portion of the revolving facility. Interest expense related to our long-term debt was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In thousands)	2024	2023	2024	2023
Contractual interest	$-	$832	$-	$2,618
Amortization of original issuance discount and debt costs	67	67	133	133
Total interest expense related to long-term debt	$67	$899	$133	$2,751

Note 6 - Restructuring

Under the Q3 2023 Plan, which is described in the 2023 10-K, we incurred restructuring costs of approximately $2.7 million and approximately $5.0 million during the second quarter and first six months, respectively, of fiscal 2024. Under this plan, approximately $7.0 million of total costs have been incurred through June 29, 2024. The Q3 2023 plan is expected to be largely complete by the end of fiscal year 2024.

Other restructuring activity in the periods presented consisted of expense adjustments on previous plans. Costs and adjustments on restructuring plans are recorded to Restructuring on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accrued liabilities and in Other long-term liabilities on our Consolidated Balance Sheets. The following table displays the activity related to our restructuring plans:

(In thousands)	Severance & Related (1)	Lease Termination & Fixed Assets	Other (2)	Total
Accrued Restructuring at December 30, 2023	$1,490	$4,508	$620	$6,618
Restructuring	5,001	(98)	(620)	4,283
Costs paid or otherwise settled	(3,713)	(652)	—	(4,365)
Accrued Restructuring at June 29, 2024	$2,778	$3,758	$—	$6,536

Accrued Restructuring at December 31, 2022	$400	$5,892	$640	$6,932
Restructuring	(135)	49	4	(82)
Costs paid or otherwise settled	(265)	(721)	(24)	(1,010)
Accrued Restructuring at July 1, 2023	$—	$5,220	$620	$5,840

(1)	Includes employee relocation and outplacement costs
(2)	Includes termination fees on the cancellation of certain contracts

Note 7 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center. All of our facilities are leased under operating leases, which expire at various times through 2029, with a weighted-average remaining lease term of 3.2 years and a weighted-average discount rate of 6.0% as of June 29, 2024.

We recorded fixed operating lease expenses of $2.2 million and $1.9 million for the second quarter of fiscal 2024 and 2023, respectively, and $4.3 million and $3.8 million for the first six months of fiscal 2024 and 2023, respectively.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during the first six months of fiscal 2024:

Operating lease right-of-use assets	(In thousands)
Balance as of December 30, 2023	$14,487
Right-of-use assets obtained for new lease contracts during the period	7,162
Amortization of right-of-use assets during the period	(3,812)
Impairment of right-of use asset during the period (recorded in Restructuring charges)	(384)
Adjustments for present value and foreign currency effects	(127)
Balance as of June 29, 2024	$17,326

Operating lease liabilities	(In thousands)
Balance as of December 30, 2023	$16,310
Lease liabilities incurred for new lease contracts during the period	7,162
Accretion of lease liabilities	526
Operating cash used for payments on lease liabilities	(4,564)
Adjustments for present value and foreign currency effects	(210)
Balance as of June 29, 2024	19,224
Less: Current portion of operating lease liabilities (included in Accrued liabilities)	(7,249)
Long-term operating lease liabilities, net of current portion	$11,975

Maturities of operating lease liabilities as of June 29, 2024 are as follows:

Fiscal year	(In thousands)
2024 (Remaining 2 quarters)	$4,270
2025	6,744
2026	4,580
2027	2,804
2028	2,226
Thereafter	446
Total lease payments	21,070
Less: amount representing interest	(1,846)
Total lease liabilities	$19,224

Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $3.8 million at June 29, 2024 and is recorded in Accrued liabilities and in Other long-term liabilities on our Consolidated Balance Sheets.

Note 8 - Intangible Assets

In connection with our past acquisitions, we have recorded identifiable intangible assets. On our Consolidated Balance Sheets at June 29, 2024 and December 30, 2023, Intangible assets, net are shown net of accumulated amortization of $147.1 million and $144.9 million, respectively. Additionally, we enter into license agreements for third-party technology and record them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In thousands)	2024	2023	2024	2023
Research and development	$247	$271	$513	$541
Amortization of acquired intangible assets	869	869	1,739	1,739
	$1,116	$1,140	$2,252	$2,280

Note 9 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In thousands)	2024	2023	2024	2023
Cost of revenue	$800	$1,414	$1,655	$2,367
Research and development	5,865	7,647	13,963	12,986
Selling, general, and administrative	(3,446)	12,428	6,095	20,391
Total stock-based compensation	$3,219	$21,489	$21,713	$35,744

Market-Based and Performance-Based Stock Compensation

In the first quarter of fiscal 2024, we granted awards of RSUs with a market condition to certain executives. Under the terms of these grants, the RSUs with a market condition vest after a three-year period based on the Company’s total shareholder return ("TSR") relative to the Russell 3000 index, which condition is measured for the grants on the third anniversary of the grant date. The awards may vest at 250% or 200%, depending on the executive, if the 75th percentile of the market condition is achieved, with 100% of the units vesting at the 55th percentile, zero vesting if relative TSR is below the 25th percentile, and vesting scaling for achievement between the 25th and 75th percentile.

In the second quarter of fiscal 2024, we also granted awards of RSUs with a performance condition to certain executives. Under the terms of these grants, the RSUs with a performance condition will vest if the Company achieves year-over-year revenue growth in excess of an industry benchmark, and the number of shares vested will scale for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 250%. The performance condition will be measured annually after each fiscal year-end for one-fourth of the grants beginning in fiscal 2025 through the end of fiscal 2028. Vesting of these awards occurs 13 months after the end of each measurement period and the entire award cannot be fully earned until five and a half years from grant date.

In the first six months of fiscal 2024, certain awards with a market condition or performance condition granted in prior fiscal years vested. During the first quarter of fiscal 2024, the market condition for awards granted to certain executives in the first quarter of fiscal 2021 exceeded the 75th percentile of their TSR condition, and these awards vested at 250% or 200%, as applicable for the respective executive. Also during the first quarter of fiscal 2024, the second tranche of awards granted in fiscal 2021 and 2022 with a performance condition vested. Under the terms of these grants, the RSUs with a performance condition will vest based on the Company generating specified levels of year-over-year revenue growth, which are measured annually for one-fourth of the grants after each fiscal year-end through the end of fiscal 2024, with vesting of each tranche occurring 13 months after the performance condition is met. Vesting of these awards scales for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 200%. The second tranche of these awards vested at the 200% level of achievement, as the Company met the maximum year-over-year revenue growth performance criteria as of December 31, 2022. For the third tranche of these awards, the Company met the year-over-year revenue growth performance criteria at the 116.3% level of achievement as of December 30, 2023.

For our awards with a market condition or a performance condition, we recorded benefits from forfeitures of approximately $15.1 million in the second quarter of fiscal 2024 due to executive departures, which was partially offset by stock compensation expense of approximately $6.1 million and $12.0 million in the second quarter and first six months of fiscal 2024, respectively, and we incurred stock compensation expense of approximately $11.0 million and $15.9 million in the second quarter and first six months of fiscal 2023, respectively, which are recorded as components of total stock-based compensation.

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Total
Balance, December 30, 2023	852
Granted	772
Effect of vesting multiplier	284
Vested	(541)
Canceled	(332)
Balance, June 29, 2024	1,035

Note 10 - Common Stock Repurchase Program

On November 30, 2023, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $250 million of outstanding common stock could be repurchased from time to time (the "2024 Repurchase Program"). The duration of the 2024 Repurchase Program is through December 28, 2024.

During the second quarter of fiscal 2024, we repurchased 143,402 shares for $10.0 million, or an average price paid per share of $69.73, under the 2024 Repurchase Program. During the first six months of fiscal 2024, we have repurchased a total of 408,282 shares for $30.0 million, or an average price paid per share of $73.48. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2024 Repurchase Program were retired by the end of the second quarter of fiscal 2024. As of June 29, 2024, the remaining portion of the amount authorized for the 2024 Repurchase Program is approximately $220.0 million.

Note 11 - Income Taxes

We are subject to federal and state income tax as well as income tax in the foreign jurisdictions in which we operate. For the second quarter of fiscal 2024 and 2023, we recorded income tax expense of approximately $1.1 million and $2.4 million, respectively. For the first six months of fiscal 2024 and 2023, we recorded income tax expense of approximately $4.2 million and $5.0 million, respectively. Income taxes for the three- and six-month periods ended June 29, 2024 and July 1, 2023 represent tax at the federal, state, and foreign statutory tax rates in addition to federal tax credits, withholding taxes, excess benefits from stock compensation, as well as other non-deductible items in federal, state, and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rates for the three and six months ended June 29, 2024 resulted primarily from non-deductible items in federal, state, and foreign jurisdictions, foreign rate differentials, federal tax credits, and the discrete impacts of excess tax benefits from stock compensation and for the three and six months ended July 1, 2023 resulted primarily from U.S. valuation allowance, foreign withholding taxes, foreign rate differentials, and the discrete impacts of excess tax benefits from stock compensation.

The portion of our uncertain tax positions (including penalties and interest) recorded as a liability was $22.3 million and $21.9 million at June 29, 2024 and December 30, 2023, respectively, and is included as a component of Other long-term liabilities on our Consolidated Balance Sheets. The resolution of audits or expiration of statute of limitations could reduce our uncertain tax positions. The estimated potential reduction in our uncertain tax positions in the next 12 months is up to $36.0 million.

Note 12 - Contingencies

Legal Proceedings

On or about December 19, 2018, Steven De Jaray, Perienne De Jaray and Darrell Oswald (collectively, the “Plaintiffs”) commenced an action against the Company in the Multnomah County Circuit Court of the State of Oregon, in connection with the sale of certain products by the Company to the Plaintiffs in or around 2008. The Plaintiffs alleged the Company violated the Lanham Act, engaged in negligence, fraud, and breach of contract by failing to disclose to the Plaintiffs the export-controlled status of the subject parts. In January 2019, we removed the action to the United States District Court for the District of Oregon (the “Court”). On May 24, 2023, the Plaintiffs filed a second amended complaint, which added Apex-Micro Manufacturing Corporation (“Apex-Micro”) as a plaintiff and removed the violation of the Lanham Act claim.  The Plaintiffs sought damages of $180 million, punitive damages, and other remedies. On January 18, 2024, the court dismissed the claims against the Company by Ms. De Jaray and Mr. Oswald. The trial for the remaining claims was held from January 30, 2024 to February 15, 2024. On February 13, 2024, the Court granted the Company’s Rule 50 motion in part and entered judgment in the Company’s favor as to all of Mr. De Jaray’s claims and Apex-Micro’s negligence claims. On February 15, 2024, the jury found that the Company was not liable for all outstanding claims and judgment was entered  in favor of the Company. On March 15, 2024, Mr. De Jaray and Apex-Micro filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit. On March 18, 2024, Ms. De Jaray filed a separate Notice of Appeal. In response to plaintiff's request for an extension, the plaintiffs’ appeal opening brief is now due October 7, 2024. The Company will file an appeal answering brief.

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

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Three Months Ended				Six Months Ended
	June 29,		July 1,		June 29,		July 1,
(In thousands)	2024		2023		2024		2023
Revenue	$124,076	100.0%	$190,079	100.0%	$264,891	100.0%	$374,389	100.0%

Gross margin	84,751	68.3	132,561	69.7	180,959	68.3	261,162	69.8

Research and development	38,733	31.2	41,946	22.1	79,324	29.9	77,935	20.8
Selling, general and, administrative	20,005	16.1	36,788	19.4	56,474	21.3	69,366	18.5
Amortization of acquired intangible assets	869	0.7	869	0.5	1,739	0.7	1,739	0.5
Restructuring	2,579	2.1	(112)	(0.1)	4,283	1.6	(82)	(0.0)
Income from operations	$22,565	18.2%	$53,070	27.9%	$39,139	14.8%	$112,204	30.0%

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

The end market data we use is derived from data provided to us by our distributors and end customers. With a diverse base of customers who may manufacture end products spanning multiple end markets, the assignment of revenue to a specific end market requires the use of judgment. We also recognize certain revenue for which end customers and end markets are not yet known. We assign this revenue first to a specific end market using historical and anticipated usage of the specific products, if possible, and allocate the remainder to the end markets based on either historical usage for each product family or industry application data for certain product types.

The following are examples of end market applications for the periods presented:

Communications and Computing	Industrial and Automotive	Consumer
Wireless	Security and Surveillance	Cameras
Wireline	Machine Vision	Displays
Data Networking	Industrial Automation	Wearables
Server Computing	Robotics	Televisions
Client Computing	Automotive	Home Theater
Data Storage	Drones

The composition of our revenue by end market is presented in the following table:

	Three Months Ended				Six Months Ended
	June 29,		July 1,		June 29,		July 1,
(In thousands)	2024		2023		2024		2023
Communications and Computing	$54,528	44.0%	$64,220	33.8%	$109,147	41.2%	$130,565	34.9%
Industrial and Automotive	58,246	46.9	115,496	60.8	133,511	50.4	223,769	59.8
Consumer	11,302	9.1	10,363	5.4	22,233	8.4	20,055	5.3
Total revenue	$124,076	100.0%	$190,079	100.0%	$264,891	100.0%	$374,389	100.0%

Revenue from the Communications and Computing end market decreased by 15% for the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 and decreased by 16% for the first six months of fiscal 2024 compared to the first six months of fiscal 2023 primarily due to weaker demand in telecommunications infrastructure deployments and end customers rebalancing their inventory levels, partially offset by stronger demand in data center applications.

Revenue from the Industrial and Automotive end market decreased by 50% for the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 and decreased by 40% for the first six months of fiscal 2024 compared to the first six months of fiscal 2023 primarily due to softer end market demand and end customers rebalancing their inventory levels.

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

The composition of our revenue by geography is presented in the following table:

	Three Months Ended				Six Months Ended
	June 29,		July 1,		June 29,		July 1,
(In thousands)	2024		2023		2024		2023
Asia	$82,619	66.6%	$119,023	62.6%	$175,047	66.1%	$224,778	60.1%
Americas	23,609	19.0	32,668	17.2	55,589	21.0	74,571	19.9
Europe	17,848	14.4	38,388	20.2	34,255	12.9	75,040	20.0
Total revenue	$124,076	100.0%	$190,079	100.0%	$264,891	100.0%	$374,389	100.0%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 91% and 89% for the second quarter of fiscal 2024 and 2023, respectively, and 89% and 88% for the first six months of fiscal 2024 and 2023, respectively.

Gross Margin

The composition of our Gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In thousands)	2024	2023	2024	2023
Gross margin	$84,751	$132,561	$180,959	$261,162
Gross margin percentage	68.3%	69.7%	68.3%	69.8%

Gross margin, as a percentage of revenue, decreased 140 basis points in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 and decreased by 150 basis points for the first six months of fiscal 2024 compared to the first six months of fiscal 2023. Reduced margins were primarily due to changes in product mix between the periods presented.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	June 29,	July 1,		June 29,	July 1,
(In thousands)	2024	2023	% change	2024	2023	% change
Research and development	$38,733	$41,946	(7.7)%	$79,324	$77,935	1.8%
Percentage of revenue	31.2%	22.1%		29.9%	20.8%

Research and development expense includes costs for compensation and benefits, stock-based compensation, engineering wafers, depreciation and amortization, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions. The decrease in Research and development expense for the second quarter of fiscal2024 compared to the second quarter of fiscal 2023 was due primarily to lower headcount-related costs, including stock-based compensation. The increase in Research and development expense for the first six months of fiscal 2024 compared to the first six months of fiscal 2023 was due primarily to higher depreciation and amortization related to our research and development equipment and tools. We believe that investing in research and development is important to delivering innovative products to our customers.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	June 29,	July 1,		June 29,	July 1,
(In thousands)	2024	2023	% change	2024	2023	% change
Selling, general, and administrative	$20,005	$36,788	(45.6)%	$56,474	$69,366	(18.6)%
Percentage of revenue	16.1%	19.4%		21.3%	18.5%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses. The decrease in Selling, general, and administrative expense for the second quarter and first six months of fiscal 2024 compared to the second quarter and first six months of fiscal 2023 was primarily due to the benefits to stock compensation expense from the forfeiture of equity awards by departing executives, partially offset by other costs such as legal expenses.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	June 29,	July 1,		June 29,	July 1,
(In thousands)	2024	2023	% change	2024	2023	% change
Amortization of acquired intangible assets	$869	$869	—%	$1,739	$1,739	—%
Percentage of revenue	0.7%	0.5%		0.7%	0.5%

Amortization of acquired intangible assets was flat between the second quarter and first six months of fiscal 2024 and the second quarter and first six months of fiscal 2023.

Restructuring

The composition of our Restructuring activity, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	June 29,	July 1,		June 29,	July 1,
(In thousands)	2024	2023	% change	2024	2023	% change
Restructuring	$2,579	$(112)	100+%	$4,283	$(82)	100+%
Percentage of revenue	2.1%	(0.1)%		1.6%	(0.0)%

Restructuring activity is generally comprised of expenses resulting from workforce reductions, cancellation of contracts, and consolidation of our facilities. Details of our restructuring plans and expenses incurred under them are discussed in "Note 6 - Restructuring" to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Restructuring costs increased in the second quarter and first six months of fiscal 2024 compared to the second quarter and first six months of fiscal 2023 primarily due to higher costs in the current year periods for severance as compared to minimal restructuring activity in the prior year periods.

Interest Income (Expense), net

The composition of our Interest expense, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	June 29,	July 1,		June 29,	July 1,
(In thousands)	2024	2023	% change	2024	2023	% change
Interest income (expense), net	$933	$189	100+%	$2,240	$(366)	100+%
Percentage of revenue	0.8%	0.1%		0.8%	(0.1)%

The change in Interest income (expense) for the second quarter and first six months of fiscal 2024 compared to the second quarter and first six months of fiscal 2023 was driven by increased interest income, coupled with decreased interest expense as we paid off the outstanding balance of our long-term debt during the third quarter of fiscal 2023.

Other Income (Expense), net

The composition of our Other income (expense), net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	June 29,	July 1,		June 29,	July 1,
(In thousands)	2024	2023	% change	2024	2023	% change
Other income (expense), net	$254	$(176)	100+%	$208	$(271)	100+%
Percentage of revenue	0.2%	(0.1)%		0.1%	(0.1)%

The change in Other income (expense) for the second quarter and first six months of fiscal 2024 compared to the second quarter and first six months of fiscal 2023 was primarily due to foreign currency effects.

Income Tax Expense

The composition of our Income tax expense is presented in the following table:

	Three Months Ended			Six Months Ended
	June 29,	July 1,		June 29,	July 1,
(In thousands)	2024	2023	% change	2024	2023	% change
Income tax (benefit) expense	$1,121	$2,439	(54.0)%	$4,160	$5,000	(16.8)%

Our Income tax expense is partially offset by federal tax credits and excess tax benefits from stock-based compensation. The lower income tax expense for the current year periods was primarily due to decreased worldwide income, partially offset by the valuation allowance over the federal deferred tax assets present during 2023.

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

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. On September 1, 2022, we entered into our 2022 Credit Agreement, as described in "Note 5 - Long-Term Debt" under Part I, Item 1 of this report. As of June 29, 2024, we did not have significant long-term commitments for capital expenditures. For further information on our cash commitments for operating lease liabilities, see "Note 7 - Leases" under Part I, Item 1 of this report.

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

Cash and cash equivalents

(In thousands)	June 29, 2024	December 30, 2023	$ Change	% Change
Cash and cash equivalents	$109,216	$128,317	$(19,101)	(14.9)%

As of June 29, 2024, we had Cash and cash equivalents of $109.2 million, of which approximately $43.1 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of June 29, 2024, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in Cash and cash equivalents of $19.1 million between December 30, 2023 and June 29, 2024 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first six months of fiscal 2024 was $51.4 million compared to $115.5 million for the first six months of fiscal 2023. This decrease of $64.1 million was primarily driven by $80.5 million less cash provided by net income adjusted for non-cash items, partially offset by $16.4 million of net changes in working capital, primarily in Accrued liabilities and Accrued payroll obligations.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software and intellectual property licenses. Net cash used by investing activities in the first six months of fiscal 2024 was $18.2 million compared to $17.7 million in the first six months of fiscal 2023.

Financing activities — Financing cash flows consist primarily of activity on our long-term debt, repurchases of common stock, tax payments related to the net share settlement of restricted stock units, and proceeds from the exercise of options to acquire common stock. Net cash used by financing activities in the first six months of fiscal 2024 was $51.7 million compared to $139.4 million in the first six months of fiscal 2023. This $87.7 million decrease was due to the following activities. During the first six months of fiscal 2024, we had no balance outstanding on our long-term debt, while during the first six months of fiscal 2023 we made discretionary payments totaling $85.0 million on revolving loans under the 2022 Credit Agreement. During the first six months of fiscal 2024, we repurchased approximately 0.4 million shares of common stock for $30.0 million compared to repurchases in the first six months of fiscal 2023 of approximately 0.2 million shares of common stock for $20.0 million. Payments for tax withholdings on vesting of RSUs partially offset by employee exercises of stock options used net cash flows of $21.7 million in the first six months of fiscal 2024, a decrease of approximately $12.7 million from the net $34.4 million used in the first six months of fiscal 2023.

Accounts receivable, net

(In thousands)	June 29, 2024	December 30, 2023	$ Change	% Change
Accounts receivable, net	$103,442	$104,373	$(931)	(0.9)%
Days sales outstanding	76	56	20

Accounts receivable, net as of June 29, 2024 decreased by approximately $0.9 million, or 1%, compared to December 30, 2023. This decrease was due to lower revenue shipments as well as the timing of when our customers want our products. We calculate Days sales outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	June 29, 2024	December 30, 2023	$ Change	% Change
Inventories	$101,556	$98,826	$2,730	2.8%
Days of inventory on hand	236	175	61

Inventories as of June 29, 2024 increased $2.7 million, or approximately 3%, compared to December 30, 2023 primarily as a result of new product ramps. Days of inventory on hand increased over the period due to lower revenue.

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

As of June 29, 2024, we had no used or unused credit arrangements beyond the secured revolving loan facility described in the 2022 Credit Agreement.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On November 30, 2023, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $250 million of outstanding common stock could be repurchased from time to time (the "2024 Repurchase Program"). The duration of the 2024 Repurchase Program is through December 28, 2024. During the second quarter of fiscal 2024, we repurchased 143,402 shares for $10.0 million, or an average price paid per share of $69.73. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2024 Repurchase Program were retired by the end of the second quarter of fiscal 2024.

The following table contains information regarding our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the second quarter of fiscal 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($M) (b)
March 31, 2024 through April 27, 2024	—	$—	—	$230.0
April 28, 2024 through May 25, 2024	143,402	$69.73	143,402	$220.0
May 26, 2024 through June 29, 2024	—	$—	—	$220.0
Total	143,402	$69.73	143,402	$220.0

(a)	All repurchases during the quarter were open-market transactions funded from available working capital made under the authorization from our Board of Directors to purchase up to $250.0 million of our common stock announced November 30, 2023.
(b)	As of June 29, 2024, this amount consisted of the remaining portion of the $250.0 million program authorized through December 28, 2024 that was announced November 30, 2023.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

On May 10, 2024, Esam Elashmawi,  Interim Chief Executive Officer and Chief Marketing and Strategy Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c), pursuant to which an estimated aggregate of 47,000 shares of our Common Stock may be sold. The aggregate number of shares sold may differ based on tax withholdings for vesting stock awards, actual market achievement for performance RSUs, and actual number of future shares purchased under the Employee Stock Purchase Plan. The duration of the trading arrangement is until May 9, 2025, or earlier if all transactions under the trading arrangement are completed.

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

Date: July 30, 2024