Form 10-Q
period 2024-09-28
LATTICE SEMICONDUCTOR CORP
filed 2024-11-04
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 28, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of common stock outstanding as of October 31, 2024	137,971,192

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Revenue	$127,091	$192,169	$391,982	$566,558
Cost of revenue	39,403	57,608	123,335	170,835
Gross margin	87,688	134,561	268,647	395,723
Operating expenses:
Research and development	41,398	42,048	120,722	119,983
Selling, general, and administrative	30,994	33,217	87,468	102,583
Amortization of acquired intangible assets	870	870	2,609	2,609
Restructuring	6,899	1,509	11,182	1,427
Total operating expenses	80,161	77,644	221,981	226,602
Income from operations	7,527	56,917	46,666	169,121
Interest income (expense), net	936	954	3,176	588
Other income (expense), net	(249)	14	(41)	(257)
Income before income taxes	8,214	57,885	49,801	169,452
Income tax expense	1,024	4,097	5,184	9,097
Net income	$7,190	$53,788	$44,617	$160,355

Net income per share:
Basic	$0.05	$0.39	$0.32	$1.16
Diluted	$0.05	$0.38	$0.32	$1.15

Shares used in per share calculations:
Basic	137,709	137,948	137,577	137,697
Diluted	137,894	139,828	138,274	139,927

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In thousands)	2024	2023	2024	2023
Net income	$7,190	$53,788	$44,617	$160,355
Other comprehensive income (loss):
Translation adjustment	758	(369)	(12)	(637)
Comprehensive income	$7,948	$53,419	$44,605	$159,718

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 28,	December 30,
(In thousands, except share and par value data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$124,283	$128,317
Accounts receivable, net of allowance for credit losses	91,465	104,373
Inventories, net	104,517	98,826
Prepaid expenses and other current assets	45,847	36,430
Total current assets	366,112	367,946
Property and equipment, less accumulated depreciation of $123,483 at September 28, 2024 and $125,856 at December 30, 2023	52,518	49,546
Operating lease right-of-use assets	15,781	14,487
Intangible assets, net	19,703	20,974
Goodwill	315,358	315,358
Deferred income taxes	56,200	57,762
Other long-term assets	27,989	14,821
Total assets	$853,661	$840,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,131	$34,487
Accrued liabilities	41,158	36,048
Accrued payroll obligations	18,759	26,865
Total current liabilities	92,048	97,400
Long-term operating lease liabilities, net of current portion	10,713	10,739
Other long-term liabilities	47,360	40,735
Total liabilities	150,121	148,874
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 137,935,000 shares issued and outstanding as of September 28, 2024 and 137,340,000 shares issued and outstanding as of December 30, 2023	1,379	1,373
Additional paid-in capital	512,495	545,586
Retained earnings	192,584	147,967
Accumulated other comprehensive loss	(2,918)	(2,906)
Total stockholders' equity	703,540	692,020
Total liabilities and stockholders' equity	$853,661	$840,894

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 28,	September 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$44,617	$160,355
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,421	25,279
Stock-based compensation expense	38,311	52,408
Change in deferred income tax provision	93	(1,466)
Amortization of right-of-use assets	5,674	5,022
Impairment of operating lease right-of-use asset	384	—
Other non-cash adjustments	217	177
Changes in assets and liabilities:
Accounts receivable, net	12,908	(11,895)
Inventories, net	(5,691)	6,356
Prepaid expenses and other assets	(28,574)	(5,305)
Accounts payable	(2,356)	(5,149)
Accrued liabilities	15,405	(13,029)
Accrued payroll obligations	(8,106)	(9,399)
Operating lease liabilities, current and long-term portions	(5,848)	(5,736)
Net cash provided by (used in) operating activities	95,455	197,618
Cash flows from investing activities:
Capital expenditures	(15,231)	(16,370)
Cash paid for software and intellectual property licenses	(12,492)	(8,917)
Net cash provided by (used in) investing activities	(27,723)	(25,287)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(30,607)	(48,633)
Proceeds from issuance of common stock	6,018	5,519
Repurchase of common stock	(46,999)	(30,005)
Repayment of long-term debt	—	(130,000)
Net cash provided by (used in) financing activities	(71,588)	(203,119)
Effect of exchange rate change on cash	(178)	(537)
Net increase (decrease) in cash and cash equivalents	(4,034)	(31,325)
Beginning cash and cash equivalents	128,317	145,722
Ending cash and cash equivalents	$124,283	$114,397

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$—	$3,240
Income taxes paid, net of refunds	$6,031	$11,229
Operating lease payments	$6,972	$6,179
Accrued purchases of plant and equipment	$2,391	$269
Operating lease right-of-use assets obtained in exchange for lease obligations	$7,288	$3,718

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

The following summarizes the changes in total equity for the nine-month period ended September 28, 2024:

	Common Stock ($.01 par value)		Additional Paid-in	Retained	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, December 30, 2023	137,340	$1,373	$545,586	$147,967	$(2,906)	$692,020
Components of comprehensive income, net of tax:
Net income for the nine months ended September 28, 2024	—	—	—	44,617	—	44,617
Other comprehensive income (loss)	—	—	—	—	(12)	(12)
Total comprehensive income						44,605
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	1,374	14	(24,603)	—	—	(24,589)
Stock-based compensation expense	—	—	38,311	—	—	38,311
Repurchase of common stock	(779)	(8)	(46,799)	—	—	(46,807)
Balances, September 28, 2024	137,935	$1,379	$512,495	$192,584	$(2,918)	$703,540

The following summarizes the changes in total equity for the nine-month period ended September 30, 2023:

	Common Stock ($.01 par value)		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit)	Loss	Total
Balances, December 31, 2022	137,099	$1,371	$599,300	$(111,094)	$(2,414)	$487,163
Components of comprehensive income, net of tax:
Net income for the nine months ended September 30, 2023	—	—	—	160,355	—	160,355
Other comprehensive income (loss)	—	—	—	—	(637)	(637)
Total comprehensive income						159,718
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	1,274	13	(43,127)	—	—	(43,114)
Stock-based compensation expense	—	—	52,408	—	—	52,408
Repurchase of common stock	(351)	(4)	(30,001)	—	—	(30,005)
Balances, September 30, 2023	138,022	$1,380	$578,580	$49,261	$(3,051)	$626,170

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

(unaudited)

The following summarizes the changes in total equity for the three-month period ended September 28, 2024:

	Common Stock ($.01 par value)		Additional Paid-in	Retained	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, June 29, 2024	137,765	$1,378	$515,753	$185,394	$(3,676)	$698,849
Components of comprehensive income, net of tax:
Net income for the three months ended September 28, 2024	—	—	—	7,190	—	7,190
Other comprehensive income (loss)	—	—	—	—	758	758
Total comprehensive income						7,948
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	541	5	(2,860)	—	—	(2,855)
Stock-based compensation expense	—	—	16,598	—	—	16,598
Repurchase of common stock	(371)	(4)	(16,996)	—	—	(17,000)
Balances, September 28, 2024	137,935	$1,379	$512,495	$192,584	$(2,918)	$703,540

The following summarizes the changes in total equity for the three-month period ended September 30, 2023:

	Common Stock ($.01 par value)		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit)	Loss	Total
Balances, July 1, 2023	137,823	$1,378	$580,592	$(4,527)	$(2,682)	$574,761
Components of comprehensive income, net of tax:
Net income for the three months ended September 30, 2023	—	—	—	53,788	—	53,788
Other comprehensive income (loss)	—	—	—	—	(369)	(369)
Total comprehensive income						53,419
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	309	4	(8,679)	—	—	(8,675)
Stock-based compensation expense	—	—	16,664	—	—	16,664
Repurchase of common stock	(110)	(2)	(9,997)	—	—	(9,999)
Balances, September 30, 2023	138,022	$1,380	$578,580	$49,261	$(3,051)	$626,170

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

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2024 will be a 52-week year and will end on December 28, 2024, and our fiscal 2023 was a 52-week year that ended December 30, 2023. Our third quarter of fiscal 2024 and third quarter of fiscal 2023 ended on September 28, 2024 and September 30, 2023, respectively. All references to quarterly financial results are references to the results for the relevant 13-week or 39-week fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue and accounts receivable. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 95% and 90% for the third quarters of fiscal 2024 and 2023, respectively and 91% and 89% for the first nine months of fiscal 2024 and 2023, respectively. Distributors also account for a substantial portion of our net accounts receivable. At September 28, 2024, our two largest distributors accounted for 42% and 37% of net accounts receivable, and at December 30, 2023, our three largest distributors accounted for 36%, 29%, and 18% of net accounts receivable.

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

A summary of basic and diluted Net income per share is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income	$7,190	$53,788	$44,617	$160,355

Shares used in basic Net income per share	137,709	137,948	137,577	137,697
Dilutive effect of stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition	185	1,880	697	2,230
Shares used in diluted Net income per share	137,894	139,828	138,274	139,927

Basic Net income per share	$0.05	$0.39	$0.32	$1.16
Diluted Net income per share	$0.05	$0.38	$0.32	$1.15

The computation of diluted Net income per share excludes the effects of stock options, restricted stock units ("RSUs"), Employee Stock Purchase Plan ("ESPP") shares, and equity awards with a market condition or performance condition that are antidilutive, aggregating approximately the following number of shares:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In thousands)	2024	2023	2024	2023
Stock options, RSUs, ESPP shares, and equity awards with a market condition or performance condition excluded as they are antidilutive	2,364	448	976	223

Note 3 - Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables provide information about revenue from contracts with customers disaggregated by channel and by geographical market, based on ship-to location of our customers:

	Three Months Ended				Nine Months Ended
Revenue by Channel	September 28,		September 30,		September 28,		September 30,
(In thousands)	2024		2023		2024		2023
Distributors	$120,266	95%	$173,344	90%	$356,001	91%	$504,052	89%
Direct	6,825	5%	18,825	10%	35,981	9%	62,506	11%
Total revenue	$127,091	100%	$192,169	100%	$391,982	100%	$566,558	100%

Revenue by Geographical Market
(In thousands)
China	$49,671	39%	$64,114	34%	$154,702	39%	$175,670	31%
Japan	16,633	13%	25,689	13%	64,782	17%	94,434	17%
Other Asia	13,508	11%	27,532	14%	35,375	9%	72,009	12%
Asia	79,812	63%	117,335	61%	254,859	65%	342,113	60%
Americas	19,156	15%	33,209	17%	74,745	19%	107,780	19%
Europe	28,123	22%	41,625	22%	62,378	16%	116,665	21%
Total revenue	$127,091	100%	$192,169	100%	$391,982	100%	$566,558	100%

Contract Balances

Our contract assets relate to our rights to consideration for licenses and royalties due to us as a member of the HDMI Founders consortium. The balance results primarily from the amount of estimated revenue related to HDMI that we have recognized to date, but which has not yet been distributed to us by the HDMI licensing agent. Contract assets are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The following table summarizes activity during the first nine months of fiscal 2024:

(In thousands)
Contract assets as of December 30, 2023	$11,194
Revenues recorded during the period	10,890
Transferred to Accounts receivable or collected	(6,316)
Contract assets as of September 28, 2024	$15,768

Contract liabilities are included in Accrued liabilities on our Consolidated Balance Sheets. The following table summarizes activity during the first nine months of fiscal 2024:

(In thousands)
Contract liabilities as of December 30, 2023	$5,304
Accruals for estimated future stock rotation and scrap returns	12,527
Less: Release of accruals for recognized stock rotation and scrap returns	(12,015)
Contract liabilities as of September 28, 2024	$5,816

Note 4 - Balance Sheet Components

Accounts Receivable

Accounts receivable do not bear interest and are shown net of an allowance for expected lifetime credit losses, which reflects our best estimate of probable losses inherent in the accounts receivable balance, as described in our 2023 10-K.

	September 28,	December 30,
(In thousands)	2024	2023
Accounts receivable	$91,465	$104,373
Less: Allowance for credit losses	—	—
Accounts receivable, net of allowance for credit losses	$91,465	$104,373

Inventories

	September 28,	December 30,
(In thousands)	2024	2023
Work in progress	$75,639	$65,396
Finished goods	28,878	33,430
Total inventories, net	$104,517	$98,826

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	September 28,	December 30,
(In thousands)	2024	2023
United States	$27,354	$29,467

Taiwan	12,047	10,222
Philippines	5,064	4,602
China	2,554	2,778
Other	5,499	2,477
Total foreign property and equipment, net	25,164	20,079
Total property and equipment, net	$52,518	$49,546

Accrued Liabilities

Included in Accrued liabilities in the Consolidated Balance Sheets are the following balances:

	September 28,	December 30,
(In thousands)	2024	2023
Current portion of liability for non-cancelable contracts	$13,241	$11,418
Current portion of accrued restructuring	10,842	3,500
Current portion of operating lease liabilities	7,037	5,571
Contract liabilities	5,816	5,304
Foreign, VAT, and other taxes payable	2,663	6,758
Other accrued liabilities	1,559	3,497
Total accrued liabilities	$41,158	$36,048

Accrued Other Long-Term Liabilities

Included in Accrued other long-term liabilities in the Consolidated Balance Sheets are the following balances:

	September 28,	December 30,
(In thousands)	2024	2023
Long-term portion of uncertain tax positions	$22,568	$21,888
Long-term portion of liability for non-cancelable contracts	17,538	7,668
Other long-term liabilities	7,254	11,179
Total other long-term liabilities	$47,360	$40,735

Note 5 - Long-Term Debt

On September 1, 2022, we entered into an Amended and Restated Credit Agreement (the “2022 Credit Agreement”), which provides for a five-year secured revolving loan facility with an aggregate principal amount of up to $350 million.

The revolving loans under the 2022 Credit Agreement may be repaid and reborrowed at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loan on September 1, 2027. At September 28, 2024 and December 30, 2023, we had no borrowings outstanding under the 2022 Credit Agreement, as we paid off the outstanding balance of our revolving loans during the third quarter of fiscal 2023.

We pay a quarterly commitment fee of 0.20% on the unused portion of the revolving facility. Interest expense related to our long-term debt was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In thousands)	2024	2023	2024	2023
Contractual interest	$-	$83	$-	$2,701
Amortization of original issuance discount and debt costs	67	67	200	200
Total interest expense related to long-term debt	$67	$150	$200	$2,901

Note 6 - Restructuring

In September 2024, our management commenced an internal restructuring plan ("the Q3 2024 Plan"), which includes a global workforce reduction. Under this plan, we have accrued restructuring costs of approximately $6.5 million through September 28, 2024. The Q3 2024 plan is expected to be largely complete in the first half of fiscal year 2025.

Under the Q3 2023 Plan, which is described in the 2023 10-K, we incurred restructuring costs of approximately $0.3 million and approximately $5.3 million during the third quarter and first nine months, respectively, of fiscal 2024. Under this plan, approximately $7.3 million of total costs have been incurred through September 28, 2024. The Q3 2023 Plan is expected to be largely complete by the end of fiscal year 2024.

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

(In thousands)	Severance & Related (1)	Lease Termination & Fixed Assets	Other (2)	Total
Accrued Restructuring at December 30, 2023	$1,490	$4,508	$620	$6,618
Restructuring	11,851	(49)	(620)	11,182
Costs paid or otherwise settled	(4,012)	(1,094)	—	(5,106)
Accrued Restructuring at September 28, 2024	$9,329	$3,365	$—	$12,694

Accrued Restructuring at December 31, 2022	$400	$5,892	$640	$6,932
Restructuring	1,365	58	4	1,427
Costs paid or otherwise settled	(446)	(1,083)	(24)	(1,553)
Accrued Restructuring at September 30, 2023	$1,319	$4,867	$620	$6,806

(1)	Includes employee relocation and outplacement costs
(2)	Includes termination fees on the cancellation of certain contracts

Note 7 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center. All of our facilities are leased under operating leases, which expire at various times through 2029, with a weighted-average remaining lease term of 3.1 years and a weighted-average discount rate of 6.0% as of September 28, 2024.

We recorded fixed operating lease expenses of $2.1 million and $2.0 million for the third quarter of fiscal 2024 and 2023, respectively, and $6.4 million and $5.8 million for the first nine months of fiscal 2024 and 2023, respectively.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during the first nine months of fiscal 2024:

Operating lease right-of-use assets	(In thousands)
Balance as of December 30, 2023	$14,487
Right-of-use assets obtained for new lease contracts during the period	7,288
Amortization of right-of-use assets during the period	(5,674)
Impairment of right-of use asset during the period (recorded in Restructuring charges)	(384)
Adjustments for present value and foreign currency effects	64
Balance as of September 28, 2024	$15,781

Operating lease liabilities	(In thousands)
Balance as of December 30, 2023	$16,310
Lease liabilities accrued for new lease contracts during the period	7,288
Accretion of lease liabilities	764
Operating cash used for payments on lease liabilities	(6,972)
Adjustments for present value and foreign currency effects	360
Balance as of September 28, 2024	17,750
Less: Current portion of operating lease liabilities (included in Accrued liabilities)	(7,037)
Long-term operating lease liabilities, net of current portion	$10,713

Maturities of operating lease liabilities as of September 28, 2024 are as follows:

Fiscal year	(In thousands)
2024 (Remaining quarter)	$2,192
2025	6,946
2026	4,642
2027	2,855
2028	2,272
Thereafter	475
Total lease payments	19,382
Less: amount representing interest	(1,632)
Total lease liabilities	$17,750

Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $3.4 million at September 28, 2024 and is recorded in Accrued liabilities and in Other long-term liabilities on our Consolidated Balance Sheets.

Note 8 - Intangible Assets

In connection with our past acquisitions, we have recorded identifiable intangible assets. On our Consolidated Balance Sheets at September 28, 2024 and December 30, 2023, Intangible assets, net are shown net of accumulated amortization of $148.3 million and $144.9 million, respectively. Additionally, we enter into license agreements for third-party technology and record them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In thousands)	2024	2023	2024	2023
Research and development	$299	$277	$812	$818
Amortization of acquired intangible assets	870	870	2,609	2,609
	$1,169	$1,147	$3,421	$3,427

Note 9 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In thousands)	2024	2023	2024	2023
Cost of revenue	$(62)	$1,035	$1,593	$3,402
Research and development	7,995	7,020	21,958	20,006
Selling, general, and administrative	8,665	8,609	14,760	29,000
Total stock-based compensation	$16,598	$16,664	$38,311	$52,408

Market-Based and Performance-Based Stock Compensation

In the first and third quarters of fiscal 2024, we granted awards of RSUs with a market condition to certain executives. Under the terms of these grants, the RSUs with a market condition vest after a three-year period based on the Company’s total shareholder return ("TSR") relative to the Russell 3000 index, which condition is measured for the grants on either the third anniversary of the grant date, or equally on the first, second, and third anniversary of the grant date, depending on the executive. The awards may vest at 250% or 200%, depending on the executive, if the 75th percentile of the market condition is achieved, with 100% of the units vesting at the 55th percentile, zero vesting if relative TSR is below the 25th percentile, and vesting scaling for achievement between the 25th and 75th percentile.

In the second and third quarters of fiscal 2024, we also granted awards of RSUs with a performance condition to certain executives. Under the terms of these grants, the RSUs with a performance condition will vest if the Company achieves year-over-year revenue growth in excess of an industry benchmark, and the number of shares vested will scale for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 250%. The performance condition will be measured annually after each fiscal year-end for one-fourth of the grants beginning in fiscal 2025 through the end of fiscal 2028. Vesting of these awards occurs 13 months after the end of each measurement period and the entire award cannot be fully earned until five and a half years from grant date.

In the third quarter of fiscal 2024, we also granted awards of RSUs with a market condition to our new chief executive officer with vesting tied to the Company's stock price appreciation. The number of shares that become eligible to vest can range from 25% to 250% of the target number of shares, based on the Company's stock price growth over the 6-year service period, which ranges from 25% to 200% stock price growth calculated based on the simple average of the closing Company share price for the trailing 60 trading days up to and including the measurement date. No vesting occurs for stock price growth below 25%. Vesting will occur annually after 3 years for a portion of the vesting eligible RSUs.

In the first nine months of fiscal 2024, certain awards with a market condition or performance condition granted in prior fiscal years vested. During the first quarter of fiscal 2024, the market condition for awards granted to certain executives in the first quarter of fiscal 2021 exceeded the 75th percentile of their TSR condition, and these awards vested at 250% or 200%, as applicable for the respective executive. Also during the first quarter of fiscal 2024, the second tranche of awards granted in fiscal 2021 and 2022 with a performance condition vested. Under the terms of these grants, the RSUs with a performance condition will vest based on the Company generating specified levels of year-over-year revenue growth, which are measured annually for one-fourth of the grants after each fiscal year-end through the end of fiscal 2024, with vesting of each tranche occurring 13 months after the performance condition is met. Vesting of these awards scales for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 200%. The second tranche of these awards vested at the 200% level of achievement, as the Company met the maximum year-over-year revenue growth performance criteria as of December 31, 2022. For the third tranche of these awards, the Company met the year-over-year revenue growth performance criteria at the 116.3% level of achievement as of December 30, 2023.

For our awards with a market condition or performance condition, we incurred stock compensation expense of approximately $4.5 million, partially offset by benefits from forfeitures of approximately $2.9 million due to executive departures, in the third quarter of fiscal 2024. In the first nine months of fiscal 2024, we recorded benefits from forfeitures of approximately $18.0 million due to executive departures, which was partially offset by stock compensation expense of approximately $16.5 million. We incurred stock compensation expense of approximately $5.1 million and $21.0 million in the third quarter and first nine months of fiscal 2023, respectively. These amounts are recorded as components of total stock-based compensation.

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Total
Balance, December 30, 2023	852
Granted	1,641
Effect of vesting multiplier	284
Vested	(541)
Canceled	(391)
Balance, September 28, 2024	1,845

Note 10 - Common Stock Repurchase Program

On November 30, 2023, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $250 million of outstanding common stock could be repurchased from time to time (the "2024 Repurchase Program"). The duration of the 2024 Repurchase Program is through December 28, 2024.

During the third quarter of fiscal 2024, we repurchased 370,309 shares for $17.0 million, or an average price paid per share of $45.91, under the 2024 Repurchase Program. During the first nine months of fiscal 2024, we have repurchased a total of 778,591 shares for $47.0 million, or an average price paid per share of $60.36. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2024 Repurchase Program were retired by the end of the third quarter of fiscal 2024. As of September 28, 2024, the remaining portion of the amount authorized for the 2024 Repurchase Program is approximately $203.0 million.

Note 11 - Income Taxes

We are subject to federal and state income tax as well as income tax in the foreign jurisdictions in which we operate. For the third quarter of fiscal 2024 and 2023, we recorded income tax expense of approximately $1.0 million and $4.1 million, respectively. For the first nine months of fiscal 2024 and 2023, we recorded income tax expense of approximately $5.2 million and $9.1 million, respectively. Income taxes for the three and nine-month periods ended September 28, 2024 and September 30, 2023 represent tax at the federal, state, and foreign statutory tax rates in addition to federal tax credits, withholding taxes, excess benefits from stock compensation, as well as other non-deductible items in federal, state, and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rates for the three and nine months ended September 28, 2024 resulted primarily from non-deductible items in federal, state, and foreign jurisdictions, foreign rate differentials, federal tax credits, and the discrete impacts of excess tax benefits from stock compensation and for the three and nine months ended September 30, 2023 resulted primarily from U.S. valuation allowance, foreign withholding taxes, foreign rate differentials, and the discrete impacts of excess tax benefits from stock compensation.

The portion of our uncertain tax positions (including penalties and interest) recorded as a liability was $22.6 million and $21.9 million at September 28, 2024 and December 30, 2023, respectively, and is included as a component of Other long-term liabilities on our Consolidated Balance Sheets. The resolution of audits or expiration of statute of limitations could reduce our uncertain tax positions. The estimated potential reduction in our uncertain tax positions in the next 12 months is up to $36.0 million.

Note 12 - Contingencies

Legal Proceedings

On or about December 19, 2018, Steven De Jaray, Perienne De Jaray and Darrell Oswald (collectively, the “Plaintiffs”) commenced an action against the Company in the Multnomah County Circuit Court of the State of Oregon, in connection with the sale of certain products by the Company to the Plaintiffs in or around 2008. The Plaintiffs alleged the Company violated the Lanham Act, engaged in negligence, fraud, and breach of contract by failing to disclose to the Plaintiffs the export-controlled status of the subject parts. In January 2019, we removed the action to the United States District Court for the District of Oregon (the “Court”). On May 24, 2023, the Plaintiffs filed a second amended complaint, which added Apex-Micro Manufacturing Corporation (“Apex-Micro”) as a plaintiff and removed the violation of the Lanham Act claim. The Plaintiffs sought damages of $180 million, punitive damages, and other remedies. On January 18, 2024, the court dismissed the claims against the Company by Ms. De Jaray and Mr. Oswald. The trial for the remaining claims was held from January 30, 2024 to February 15, 2024. On February 13, 2024, the Court granted the Company’s Rule 50 motion in part and entered judgment in the Company’s favor as to all of Mr. De Jaray’s claims and Apex-Micro’s negligence claims. On February 15, 2024, the jury found that the Company was not liable for all outstanding claims and judgment was entered in favor of the Company. On March 15, 2024, Mr. De Jaray and Apex-Micro filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit. On March 18, 2024, Ms. De Jaray filed a separate Notice of Appeal. Ms. De Jaray’s appeal was dismissed for failure to prosecute on August 1, 2024. In response to Mr. De Jaray and Apex Micro's request for an extension, their appeal opening brief was due October 7, 2024. Mr. De Jaray and Apex Micro failed to file their appeal opening brief on October 7th. Mr. De Jaray's and Apex Micro's appeal was dismissed for failure to prosecute on October 30, 2024.

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

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Three Months Ended				Nine Months Ended
	September 28,		September 30,		September 28,		September 30,
(In thousands)	2024		2023		2024		2023
Revenue	$127,091	100.0%	$192,169	100.0%	$391,982	100.0%	$566,558	100.0%

Gross margin	87,688	69.0	134,561	70.0	268,647	68.5	395,723	69.8

Research and development	41,398	32.6	42,048	21.9	120,722	30.8	119,983	21.2
Selling, general and, administrative	30,994	24.4	33,217	17.3	87,468	22.3	102,583	18.1
Amortization of acquired intangible assets	870	0.7	870	0.5	2,609	0.7	2,609	0.5
Restructuring	6,899	5.4	1,509	0.8	11,182	2.9	1,427	0.3
Income from operations	$7,527	5.9%	$56,917	29.6%	$46,666	11.9%	$169,121	29.9%

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

The following are examples of end market applications for the periods presented:

Communications and Computing	Industrial and Automotive	Consumer
Wireless	Security and Surveillance	Cameras
Wireline	Machine Vision	Displays
Data Networking	Industrial Automation	Wearables
Server Computing	Robotics	Televisions
Client Computing	Automotive	Home Theater
Data Storage	Drones	Sound Systems
Cloud	Factory Automation
Hyperscalers

The composition of our revenue by end market is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 28,		September 30,		September 28,		September 30,
(In thousands)	2024		2023		2024		2023
Communications and Computing	$60,961	48.0%	$68,311	35.5%	$170,108	43.4%	$198,876	35.1%
Industrial and Automotive	54,242	42.7	109,944	57.2	187,753	47.9	333,713	58.9
Consumer	11,888	9.3	13,914	7.3	34,121	8.7	33,969	6.0
Total revenue	$127,091	100.0%	$192,169	100.0%	$391,982	100.0%	$566,558	100.0%

Revenue from the Communications and Computing end market decreased by 11% for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 and decreased by 14% for the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 primarily due to weaker demand in telecommunications infrastructure deployments and end customers rebalancing their inventory levels, partially offset by stronger demand in data center applications.

Revenue from the Industrial and Automotive end market decreased by 51% for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 and decreased by 44% for the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 primarily due to softer end market demand and end customers rebalancing their inventory levels.

While we do not consider AI applications as a distinct end market, we expect AI-related revenue to grow over the next few years based on the growing pipeline of AI-related design wins. Our AI revenue is derived from applications across all three of our end market segments.

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

The composition of our revenue by geography is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 28,		September 30,		September 28,		September 30,
(In thousands)	2024		2023		2024		2023
Asia	$79,812	62.8%	$117,335	61.1%	$254,859	65.0%	$342,113	60.4%
Americas	19,156	15.1	33,209	17.3	74,745	19.1	107,780	19.0
Europe	28,123	22.1	41,625	21.6	62,378	15.9	116,665	20.6
Total revenue	$127,091	100.0%	$192,169	100.0%	$391,982	100.0%	$566,558	100.0%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 95% and 90% for the third quarter of fiscal 2024 and 2023, respectively, and 91% and 89% for the first nine months of fiscal 2024 and 2023, respectively.

Gross Margin

The composition of our Gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In thousands)	2024	2023	2024	2023
Gross margin	$87,688	$134,561	$268,647	$395,723
Gross margin percentage	69.0%	70.0%	68.5%	69.8%

Gross margin, as a percentage of revenue, decreased 100 basis points in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 and decreased by 130 basis points for the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023. Reduced margins were primarily due to changes in product mix between the periods presented.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 28,	September 30,		September 28,	September 30,
(In thousands)	2024	2023	% change	2024	2023	% change
Research and development	$41,398	$42,048	(1.5)%	$120,722	$119,983	0.6%
Percentage of revenue	32.6%	21.9%		30.8%	21.2%

Research and development expense includes headcount-related costs, including cash- and stock-based compensation and benefits, R&D equipment, engineering wafers, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions. The decrease in Research and development expense for the third quarter of fiscal2024 compared to the third quarter of fiscal 2023 was due primarily to lower costs for R&D equipment and outside services, partially offset by increased headcount-related costs. The increase in Research and development expense for the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 was due primarily to increased headcount-related costs, partially offset by lower costs for R&D equipment and outside services. We believe that investing in research and development is important to delivering innovative products to our customers.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 28,	September 30,		September 28,	September 30,
(In thousands)	2024	2023	% change	2024	2023	% change
Selling, general, and administrative	$30,994	$33,217	(6.7)%	$87,468	$102,583	(14.7)%
Percentage of revenue	24.4%	17.3%		22.3%	18.1%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses. The decrease in Selling, general, and administrative expense for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was primarily due to lower headcount-related costs and legal expenses. The decrease in Selling, general, and administrative expense for the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 was primarily due to a reduction in stock compensation expense from the forfeiture of equity awards by departing executives and lower headcount-related costs, partially offset by other costs such as legal expenses.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 28,	September 30,		September 28,	September 30,
(In thousands)	2024	2023	% change	2024	2023	% change
Amortization of acquired intangible assets	$870	$870	0.0%	$2,609	$2,609	0.0%
Percentage of revenue	0.7%	0.5%		0.7%	0.5%

Amortization of acquired intangible assets was flat between the third quarter and first nine months of fiscal 2024 and the third quarter and first nine months of fiscal 2023.

Restructuring

The composition of our Restructuring activity, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 28,	September 30,		September 28,	September 30,
(In thousands)	2024	2023	% change	2024	2023	% change
Restructuring	$6,899	$1,509	100+%	$11,182	$1,427	100+%
Percentage of revenue	5.4%	0.8%		2.9%	0.3%

Restructuring activity is generally comprised of expenses resulting from workforce reductions, cancellation of contracts, and consolidation of our facilities. Details of our restructuring plans and expenses accrued under them are discussed in "Note 6 - Restructuring" to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Restructuring costs increased in the third quarter and first nine months of fiscal 2024 compared to the third quarter and first nine months of fiscal 2023 primarily due to higher severance costs.

Interest Income (Expense), net

The composition of our Interest expense, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 28,	September 30,		September 28,	September 30,
(In thousands)	2024	2023	% change	2024	2023	% change
Interest income (expense), net	$936	$954	(1.9)%	$3,176	$588	100+%
Percentage of revenue	0.7%	0.5%		0.8%	0.1%

Interest income (expense) for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was essentially flat. The change in Interest income (expense) for the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 was driven by increased interest income, coupled with decreased interest expense as we paid off the outstanding balance of our long-term debt during the third quarter of fiscal 2023.

Other Income (Expense), net

The composition of our Other income (expense), net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 28,	September 30,		September 28,	September 30,
(In thousands)	2024	2023	% change	2024	2023	% change
Other income (expense), net	$(249)	$14	(100+)%	$(41)	$(257)	(84.0)%
Percentage of revenue	(0.2)%	0.0%		(0.0)%	(0.0)%

The change in Other income (expense) for the third quarter and first nine months of fiscal 2024 compared to the third quarter and first nine months of fiscal 2023 was primarily due to foreign currency effects.

Income Tax Expense

The composition of our Income tax expense is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 28,	September 30,		September 28,	September 30,
(In thousands)	2024	2023	% change	2024	2023	% change
Income tax (benefit) expense	$1,024	$4,097	(75.0)%	$5,184	$9,097	(43.0)%

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

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. On September 1, 2022, we entered into our 2022 Credit Agreement, as described in "Note 5 - Long-Term Debt" under Part I, Item 1 of this report. As of September 28, 2024, we did not have significant long-term commitments for capital expenditures. For further information on our cash commitments for operating lease liabilities, see "Note 7 - Leases" under Part I, Item 1 of this report.

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

Cash and cash equivalents

(In thousands)	September 28, 2024	December 30, 2023	$ Change	% Change
Cash and cash equivalents	$124,283	$128,317	$(4,034)	(3.1)%

As of September 28, 2024, we had Cash and cash equivalents of $124.3 million, of which approximately $48.4 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of September 28, 2024, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in Cash and cash equivalents of $4.0 million between December 30, 2023 and September 28, 2024 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first nine months of fiscal 2024 was $95.5 million compared to $197.6 million for the first nine months of fiscal 2023. This decrease of $102.1 million was primarily driven by $124.1 million less cash provided by net income adjusted for non-cash items, partially offset by $22.0 million of net changes in working capital, primarily in Accounts receivable and Accrued liabilities.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software and intellectual property licenses. Net cash used by investing activities in the first nine months of fiscal 2024 was $27.7 million compared to $25.3 million in the first nine months of fiscal 2023.

Financing activities — Financing cash flows consist primarily of activity on our long-term debt, repurchases of common stock, tax payments related to the net share settlement of restricted stock units, and proceeds from the exercise of options to acquire common stock. Net cash used by financing activities in the first nine months of fiscal 2024 was $71.6 million compared to $203.1 million in the first nine months of fiscal 2023. This $131.5 million decrease was due to the following activities. During the first nine months of fiscal 2024, we had no balance outstanding on our long-term debt, while during the first nine months of fiscal 2023 we made discretionary payments totaling $130.0 million on revolving loans under the 2022 Credit Agreement. During the first nine months of fiscal 2024, we repurchased approximately 0.8 million shares of common stock for $47.0 million compared to repurchases in the first nine months of fiscal 2023 of approximately 0.4 million shares of common stock for $30.0 million. Payments for tax withholdings on vesting of RSUs partially offset by employee exercises of stock options used net cash flows of $24.6 million in the first nine months of fiscal 2024, a decrease of approximately $18.5 million from the net $43.1 million used in the first nine months of fiscal 2023.

Accounts receivable, net

(In thousands)	September 28, 2024	December 30, 2023	$ Change	% Change
Accounts receivable, net	$91,465	$104,373	$(12,908)	(12.4)%
Days sales outstanding	66	56	10

Accounts receivable, net as of September 28, 2024 decreased by approximately $12.9 million, or 12%, compared to December 30, 2023. This decrease was due to lower revenue shipments as well as the timing of when our customers want our products. We calculate Days sales outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	September 28, 2024	December 30, 2023	$ Change	% Change
Inventories	$104,517	$98,826	$5,691	5.8%
Days of inventory on hand	242	175	67

Inventories as of September 28, 2024 increased $5.7 million, or approximately 6%, compared to December 30, 2023 primarily as a result of product buildup ahead of new product ramps and end customers rebalancing their inventory levels. Days of inventory on hand increased over the period due to lower revenue.

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

As of September 28, 2024, we had no used or unused credit arrangements beyond the secured revolving loan facility described in the 2022 Credit Agreement.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On November 30, 2023, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $250 million of outstanding common stock could be repurchased from time to time (the "2024 Repurchase Program"). The duration of the 2024 Repurchase Program is through December 28, 2024. During the third quarter of fiscal 2024, we repurchased 370,309 shares for $17.0 million, or an average price paid per share of $45.91. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2024 Repurchase Program were retired by the end of the third quarter of fiscal 2024.

The following table contains information regarding our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the third quarter of fiscal 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($M) (b)
June 30, 2024 through July 27, 2024	—	$—	—	$220.0
July 28, 2024 through August 24, 2024	370,309	$45.91	370,309	$203.0
August 25, 2024 through September 28, 2024	—	$—	—	$203.0
Total	370,309	$45.91	370,309	$203.0

(a)	All repurchases during the quarter were open-market transactions funded from available working capital made under the authorization from our Board of Directors to purchase up to $250.0 million of our common stock announced November 30, 2023.
(b)	As of September 28, 2024, this amount consisted of the remaining portion of the $250.0 million program authorized through December 28, 2024 that was announced November 30, 2023.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

On August 19, 2024, Pravin Desale, Senior Vice President of Research & Development, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c), pursuant to which an estimated aggregate of 21,276 shares of our Common Stock may be sold. The aggregate number of shares sold may differ based on tax withholdings for vesting stock awards, actual market achievement for performance RSUs, and actual number of future shares purchased under the Employee Stock Purchase Plan. The duration of the trading arrangement is until December 15, 2025, or earlier if all transactions under the trading arrangement are completed.

On September 9, 2024, Mark Nelson, Senior Vice President of Sales, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c), pursuant to which an estimated aggregate of 14,919 shares of our Common Stock may be sold. The aggregate number of shares sold may differ based on tax withholdings for vesting stock awards, actual market achievement for performance RSUs, and actual number of future shares purchased under the Employee Stock Purchase Plan. The duration of the trading arrangement is until November 15, 2025, or earlier if all transactions under the trading arrangement are completed.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Lattice Semiconductor Corporation 2023 Equity Incentive Plan Form of Restricted Stock Award Agreement

10.2	Lattice Semiconductor Corporation 2023 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Performance-Based)

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)

/s/ Tonya Stevens
Tonya Stevens
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 4, 2024