Form 10-K
period 2024-12-28
LATTICE SEMICONDUCTOR CORP
filed 2025-02-14
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2024	$5,313,276,456
Number of shares of common stock outstanding as of February 10, 2025	137,830,605

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the 2025 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; future impacts of the ongoing military conflicts between Ukraine and Russia, and in the Middle East, and the outbreak of new, or expansion of current, military conflicts or terrorism; the impact of any continuing trade or travel restrictions or increasing tariffs on the export and import of products between the U.S. and China; the impact of increasing trade restrictions or tariffs on the export and import of products between the U.S. and other countries; the impact of any deterioration in relations between Taiwan and China, and other factors affecting military, political, or economic conditions in Taiwan or elsewhere in Asia; the impact of tariffs, trade sanctions, license requirements or similar actions on our suppliers and customers; the impact of inflationary pressures; the effects of climate change and disruptive natural disasters on us, our suppliers, and our consumers, including as a result of actions by governments, businesses, and consumers in response; our business strategy; our opportunities to increase our addressable market; our expectations and strategies regarding market trends and opportunities, including market drivers such as wireless and wireline communications infrastructure deployments, data center servers and networking equipment, client computing platforms, industrial Internet of Things, factory automation, robotics, automotive electronics, smart homes, prosumers, and other applications; our expectations regarding the growth of AI-related revenue; our beliefs about who we may compete with and whether we are differentiated from those competitors, as well as their potential capabilities; our expectations regarding our customer base and the impacts of our customers’ actions on our business; our expectations regarding both new and existing product offerings; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our future investments in research and development; our ability to take advantage of the process technology development efforts of semiconductor foundries and apply those technologies when they become most economically beneficial to us and to our customers; the impact of changing foundries or OSATs (as defined below) or their failure to manufacture sufficient quantities of our products at acceptable yields, as well as the impact of problems with other subcontractors or distributors; the impact if we are unable to detect product defects; the impact if our insurance proves to be inadequate to resolve claims against us; whether we will experience seasonality or cyclicality and the resulting effects on our business; our expectations about our patent portfolio, including the expiration of patents, whether, when and where we will make future filings, and the value of the patents and associated licensing agreements generally and to our business, as well as risks arising from the licensing and sale of our patents; our ability to attract and retain personnel and their importance to our performance; future financial results or accounting treatments; our judgments involved in accounting matters, including revenue recognition, inventories and cost of revenue, and income taxes; actions we may take regarding the design and continued effectiveness of our internal controls over financial reporting; our use of cash; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; the impact of our debt on our future operating and financial performance, as well as the impact if we breach a loan covenant; whether we will consider and act upon acquisition opportunities to extend our product, technology and product offerings and the impact of such opportunities on our business; our expectations regarding taxes, including unrecognized tax benefits, and tax adjustments and allowances; whether we will pursue future stock repurchases and how any future repurchases will be funded; the future price volatility of our stock and the effects of that volatility; our ability to prevent and respond to information technology system failures, security breaches and incidents, cyberattacks or fraud, and the occurrence and impact of such cybersecurity incidents; the costs of mitigating cybersecurity risks; the impact of artificial intelligence (“AI”), including our expectations regarding our AI-related revenue; the impact of laws and regulations addressing privacy, data protection, and cybersecurity and our ability to comply with the same; our ability to comply with other laws and regulations, the costs of such compliance, and costs incurred if we fail to comply with such laws and regulations; our beliefs regarding legal or administrative proceedings; and impacts of global pandemics, epidemics, and other public health matters and actions of governments, businesses, and individuals in response to these situations.

These forward-looking statements are based on estimates and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those statements expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, including as a result of trade-related restrictions or tariffs; inflationary pressures; the effect of any downturn in the economy on capital markets and credit markets; the concentration of our sales in certain end markets, particularly as it relates to the concentration of our sales in the Asia Pacific region; market acceptance and demand for our existing and new products; market and technology trends; our ability to achieve yield and quality improvements; our ability to protect, license and sell our intellectual property; shortages or increased costs in our supply chain; any disruption of our distributors or distribution channels; the impact of competitive products and pricing, especially by companies with great resources than us; unanticipated warranty claims; our failure to prevent or adequately respond to information technology system failures, security breaches and incidents, cyberattacks, or fraud; physical and transition disruptions and costs associated with climate change; unanticipated taxation requirements or positions of the U.S. Internal Revenue Service or other taxing authority; unanticipated effects of tax reform; our ability to attract and retain key personnel; the sufficiency of our insurance coverage; the impact of our outstanding indebtedness on our strategic flexibility, liquidity and results of operations; the impact of strategic transactions; unexpected impacts of accounting guidance; unfavorable results of legal proceedings; and the macroeconomic climate and effects of global military conflicts and actions of governments, businesses, and individuals in response to these situations. In addition, actual results are subject to other risks and uncertainties that relate more broadly to our overall business, including those more fully described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission ("SEC"), including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

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

Our field programmable gate array ("FPGA") devices enable us to provide our customers with a strong, growing base of control, connect, and compute technologies. We believe there are multiple growth areas that will allow us to increase our addressable market. In particular, we believe there are several emerging trends in servers, infrastructure, and smart devices that are opportunities for Lattice:

●	With the growth of hyperscale data-centers, our “processor agnostic” solutions are ideal for dataplane, control, and connect functions in enterprise and data-center server applications.
●

With the expected continued Communications infrastructure build-out from 5G deployment and beyond, as well as continued data-center network expansion, Lattice solutions are being adopted to control and connect a variety of functions in critical systems.

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
●

Networks typically require progressively higher bandwidth and increased reliability as more data is demanded by connected devices, and increasingly require more security as providers embrace disaggregation and openness with the adoption of open radio access networks ("ORAN").

●	As wireless cellular sites become more compact, there is a growing requirement for smaller form factors optimized for low power consumption and thermal management.

Lattice FPGAs help solve these customer problems. Our FPGAs are optimized for input/output ("I/O") expansion, hardware acceleration, “first-on, last-off” hardware security, and hardware management. Our FPGAs consume power at very low rates, which reduces operating costs. Their small form factor enables higher functional density in less space. Finally, our FPGAs are I/O rich, which allows for more connections with system application specific integrated circuits ("ASICs") and application specific standard products ("ASSPs").

Examples of where our products enable intelligent automation in the Industrial and Automotive Market include industrial Internet of Things ("IoT") and "Industry 4.0", machine vision, robotics, factory automation, advanced driver assistance systems ("ADAS"), and automotive infotainment.

Our Industrial and Automotive customers have many opportunities to use technology to increase automation, efficiency, and productivity:

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

●

As factories and automotive manufacturers continue their evolution of computerization, power reduction, system security, faster time to design-in and market, lower costs are becoming increasingly essential.

Our product portfolio helps provide solutions that benefit our customers. Our small-sized, low power FPGAs not only provide the I/O expansion, bridging, connectivity, and processing inherent in FPGAs, but they also form the backbone of several integrated solutions, including hardware-based security, motor control, complete High Definition ("HD") camera and Digital Video Recorder ("DVR") solutions on a single FPGA device, and Human-Machine Interfaces ("HMI") on a chip. Furthermore, our FPGAs are adjacent to the sensors in industrial and automotive, enabling our customers to run their “far edge” AI models and workloads at low latency.

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

Lattice has taken a platform approach to accelerate time to market when developing product families of FPGAs. This approach enables Lattice to create one foundational platform that is the basis multiple FPGA product families. Lattice FPGA platforms, and their related FPGA product families, are segmented into small and mid-range categories.

●	Lattice small FPGA platforms: Lattice’s small FPGA platforms include Lattice Nexus™, which was introduced in 2019, and Lattice Nexus™ 2, introduced in 2024. The Lattice Nexus FPGA platform combines Lattice’s long-standing low power FPGA expertise with leading 28nm fully depleted silicon-on-insulator ("FD-SOI") semiconductor manufacturing technology to deliver industry leading low power, high performance, high reliability and small form factor. Lattice Nexus 2 builds on the company’s small FPGA leadership, offering significant improvements in power and performance efficiency, advanced connectivity, and leading security relative to the competition. Typical logic capacity for small FPGAs can go up to 150K LUTS ("Look up tables").

●	Lattice mid-range FPGA platform: Lattice’s mid-range FPGA platform, Lattice Avant™, was introduced in 2022. The Lattice Avant™ 16nm FinFET platform is purpose-built to bring the company’s power efficient architecture, small size, and performance leadership to mid-range FPGAs, offering best-in-class power efficiency, advanced connectivity, and optimized compute. Lattice mid-range FPGAs can extend from 150K LUTS to 500K LUTS.

Based on these platforms, Lattice provides general purpose function FPGAs and specialized FPGAs optimized for specific applications.

General Purpose FPGAs:

●

The Lattice Avant-G™, Certus™ and Lattice ECP™ device families are our “General Purpose FPGAs” and address a broad range of applications across multiple markets. They offer customers the optimal cost per gate, Digital Signal Processing ("DSP") capability, and Serialize-Deserialize ("SERDES") connectivity. ECP devices are optimized for the Communications and Computing market but also find significant use in the Industrial, Automotive, and Consumer markets. The latest introduction in our general purpose family, Lattice Certus-N2™ FPGAs, are designed to solve key customer challenges by combining advanced connectivity, optimized power and performance, leading security, and small size, with an optimized feature set tailored to the needs of a wide range of small FPGA applications like system expandability, secure bridging, and AI enablement.

●	The Lattice Avant-E™, Avant-G™, and Avant-X™ device families are our “low power edge and advanced connectivity mid-range FPGAs” optimized for applications in Industrial, Automotive, Communications and Compute markets providing low power, small form factor, and advanced security. The Avant-X™ device family is the latest purpose-built mid-range FPGA with 25G SERDES supporting multi protocols including 25G Ethernet and PCIe 4.0 which are widely used in communications and high speed industrial applications

Specialized FPGAs:

●	The Lattice Mach™ device family are our “Control & Security small FPGAs” and are designed for platform management and security applications. They are control-oriented and offer optimized cost per I/O and cost per look-up table. Mach™ FPGAs are widely used across our three end market groups: Communications and Computing, Industrial and Automotive, and Consumer. The Lattice MachXO5D™-NX family, the latest devices built on the award-winning Lattice Nexus™ platform are the newest addition to the Mach™ FPGA family. They extend Lattice’s long-standing leadership in secure control FPGAs, offering crypto-agile algorithms, hardware root of trust features with integrated flash, and fail-safe remote field updates for reliable and secure product lifecycle management.
●	The Lattice iCE™ device family are our “Ultra Low Power small FPGAs.” Their small size and ultra-low power make them the optimal products for each of our core segments where small form factor and customizing is required. The latest member of the family, the iCE40 UltraPlus™ device, is focused on IoT Edge devices with its AI capabilities, low power, and small form factor.
●

The Lattice CrossLink™ device family are our "Video Connectivity small FPGAs" and are optimized for high-speed video and sensor applications for the Industrial, Automotive, Communications, Computing, and Consumer markets. CrossLink combines the power and speed benefits of hardened video camera and display bridging cores with the flexibility of FPGA fabric and Lattice CrossLinkPlus™ devices provide users with instant-on capabilities for video display. Lattice CrossLink-NX™ FPGAs, built on the Lattice Nexus platform, provide the lowest power in the smallest packages in their class, higher performance, and high reliability. The latest device family – Lattice CrossLinkU-NX – are the industry’s first FPGAs with integrated USB device functionality in their class, designed to meet growing customer needs to simplify USB-based design for applications across the Computing, Industrial, Automotive, and Consumer markets.

To enable our customers to get to market faster, we support our FPGAs with IP cores, reference designs, development kits, and design software. We are investing in our design software, such as Lattice Radiant™, to deliver best-in-class tools that enable predictable design convergence, and Lattice Propel™ for unparalleled ease in creating embedded processor-based designs. We have developed integrated system-level solution stacks, including Lattice Automate™ for industrial automation and robotics, Lattice mVision™ for low power embedded vision, Lattice ORAN™ for robust control data security, flexible fronthaul synchronization, and low power hardware acceleration for secure, adaptable, ORAN deployment, Lattice sensAI™ for Edge AI applications, Lattice Sentry™ for implementing hardware security, and our newest solution stack - Lattice Drive™ for advanced, flexible automotive system designs and applications. Further, we have edge AI application software such as Glance by Mirametrix™ that allows users to control the AI and computer vision experiences for a variety of edge applications, including client computing, industrial, and automotive applications.

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

Research and Development

We place a substantial emphasis on new product development, where return on investment is the key driver. We believe that continued investment in research and development is required to maintain and improve our competitive position. Our research and development activities are focused on new proprietary FPGA products, advanced packaging, existing product enhancements, software development tools, soft IP cores, and application focused hardware and software solutions. These research and development activities occur primarily at our sites in Hillsboro, Oregon; San Jose, California; Montreal, Canada; Shanghai, China; Metro Manila, Philippines; Pune, India; and Penang, Malaysia.

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

Wafer Fabrication

Lattice partners with Taiwan Semiconductor Manufacturing Company ("TSMC") to develop and manufacture on 16nm technology, which is used in our Avant platform of FPGA products, and to manufacture our 350nm, 130nm, 55nm and 40nm products. We partner with Samsung Semiconductor ("Samsung") to develop and manufacture the first low-power FPGA on 28nm FD-SOI technology, which is used in our Nexus platform of FPGA products. We partner with United Microelectronics Corporation ("UMC") and its subsidiary United Semiconductor Japan Corporation ("USJC") to manufacture our products on its 130nm, 90nm, 65nm, and 40nm CMOS process technologies, as well as embedded flash memory in these process nodes. We partner with Seiko Epson ("Epson") to manufacture our 500nm, 350nm, 250nm and 180nm products.

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

Testing (Sort and Final Test)

We electrically sort test the die on most wafers prior to shipment for assembly. Wafer sort testing is primarily performed by ASE in Taiwan and Malaysia, Amkor in Japan, and our second source King Yuan Electronics Company (“KYEC”) in Taiwan.

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

In fiscal years 2024, 2023, and 2022, sales to distributors accounted for approximately 89%, 87%, and 89%, respectively, of our net revenue. We depend on our distributors to sell our products to end customers, complete order fulfillment, and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. We have one global distributor, and we also have regional distribution in Asia, Japan, Europe, and Israel. Additionally, we sell through three major on-line distributors. Revenue from foreign sales as a percentage of total revenue was 82% for both fiscal 2024 and 2023, and 86% for fiscal 2022. We assign revenue to geographies based on ship-to location of our customers. Both foreign and domestic sales are denominated in U.S. dollars.

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

Human Capital Management

We provide a safe and positive work environment that emphasizes respect for individuals, ethical conduct, and learning and development that is facilitated by a direct employee engagement model. The health and safety of our employees is of utmost importance to us. We undertake appropriate actions to safeguard the health and well-being of our employees and our business. Recognizing and respecting our global presence, we strive to maintain an inclusive workforce everywhere we operate. As of December 28, 2024, we had 1,110 employees worldwide.

We believe our employees are the foundation of our success and that our future growth depends, in part, on our ability to continue to attract and retain key executive, technical, sales, and management personnel. Due to our growth and cadence of new product introductions we are particularly focused on highly skilled engineers involved in the design, development, and support of new and existing products and processes. In order for us to attract the best talent, we provide a collaborative, inclusive, and innovative work environment, competitive compensation, and recognition to give our employees the opportunity to grow. We are focused on developing inclusive teams and continuing to build a culture that inspires leadership, encourages innovative thinking, and supports the development and advancement of all.

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

Risk Factor Summary

Factors Related to Economic, Political, Legal & Regulatory Business Conditions

●	Economic, political, and business conditions related to our global business.
●	The impact of tariffs, trade sanctions or similar actions on our global business.
●	Legal and regulatory conditions related to our global business.

Factors Related to Manufacturing our Products

●	Geopolitical exposure of our subcontractors that we rely on to supply silicon wafers, packaging, and testing to manufacture our semiconductor products.
●	Our achievement of continued yield and quality improvements to meet our internal cost and customer quality goals, and the potential impact of shortages in, or increased costs of, wafers and other materials.
●	Potential warranty claims and other costs related to our products.

Factors Related to Intellectual Property

●	Fluctuations in our revenue and margins caused by the intellectual property licensing component of our business strategy.
●	Material fluctuations in our revenue and gross margins caused by intermittent sales of patents and significant licensing transactions.
●	Variability in our share of royalties for the HDMI standard as a result of our evolving participation in the HDMI standard.
●	Our ability to protect our new and existing intellectual property rights.

Factors Related to Overall Business & Operations

●	Proper functioning of our information technology systems, including in response to data breaches, cyberattacks, or cyber-fraud.
●	Goodwill impairments and other impairments under U.S. GAAP that may impact our business.
●	Changes to financial accounting standards applicable to us and any related changes to our business practices.
●	Exposure to unanticipated tax consequences as a result of changes in effective tax rates, tax laws and our global organizational structure and operations.
●	Weakness in our internal control over financial reporting and business processes.
●	Our ability to compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel.
●	Our failure to adequately foresee and insure against risks related to our business.
●	Limitations to our flexibility caused by incurring indebtedness.
●	Risks relating to the use or application of emerging technologies, including AI
●	The impact of climate change and climate change-related policies & regulations on our business.

Factors Related to Our Markets and Product Development

●	Cyclical market patterns and potential downturns in our industry or our end markets.
●	Our ability to develop and introduce new products that achieve customer and market acceptance.
●	Competition with companies that have significantly greater resources than us and numerous other product solutions.
●	Our reliance on independent contractors and third parties to provide key services in our product development and operations.

Factors Related to Our Sales and Revenue

●	Our dependence on our distributors and a concentrated group of end customers.
●	Fluctuations in and the unpredictability of our business and our sales cycles.
●	Accounting requirements related to sales through our distribution channel.

General Risk Factors

●	Our operations are subject to the effects of rising inflation and recessionary concerns.
●	Disruptions to our worldwide operations and supply chain due to natural or human-induced disasters.
●	The trading price of our common stock has been and may continue to be subject to volatility.
●	Disruption in and impacts of acquisitions, divestitures, strategic investments and strategic partnerships on our business.
●	The impact of actual and potential litigation and unfavorable results of legal proceedings on our business.
●	The impact of pandemics or widespread global health problems on our business.

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

Worldwide political and economic conditions may create uncertainties that could adversely affect our business. For example, conflict in the Middle East, the continuing military conflict between Ukraine and Russia, as well as the financial and trade-related restrictions associated with Russia and Belarus and economic sanctions on certain individuals and entities in Russia and Belarus, may further disrupt global supply chains and could result in shortages of key materials that our suppliers and foundry partners require to satisfy our needs. Additionally, the U.S. government has continued to increase restrictions on the export of semiconductor- and supercomputer-related products, including semi-conductor manufacturing affecting the ability to send U.S.-controlled certain chips, products containing those chips, chip-related technology and software, and items related to semi-conductor manufacturing worldwide without export authorization. In many cases, specific export licensing will be required and these licenses are subject to a policy of denial. China has responded by implementing additional export controls on products exported from China. These increasing restrictions, as well as additional future controls impacting the semiconductor ecosystem, may impact the global supply chain and could result in shortages of key materials that our suppliers and foundry partners require to satisfy our needs. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan or elsewhere in Asia, could adversely impact our third-party manufacturing partners and suppliers located in the region, which could disrupt our business operations. Countries in Europe and Asia have proposed, or recently adopted, significant increases in their military budgets and the outbreak of new, or expansion of current, military conflicts could adversely affect our business. Furthermore, adverse macroeconomic conditions, such as rising inflation and labor shortages, may affect demand for our products or increase our product or labor costs, negatively impacting our revenues, gross margins, and overall financial results.

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

The imposition by the United States of tariffs, sanctions or other restrictions on goods exported from the United States or imported into the United States or countermeasures imposed in response to such government actions could adversely affect our operations or our ability to sell our products globally, which could adversely affect our operating results and financial condition. Beginning in 2018, the U.S. government imposed significant additional tariffs on many items imported from China, which have since been raised to between 7.5% and 100% on certain products. China responded by imposing significant tariffs on many items imported from the United States, among other measures which include export controls restricting the export of gallium and germanium to the United States. Recently, U.S. government leaders have increased their frequency of discussion of the imposition of stronger tariffs, sanctions, and other restrictions on goods exported from the United States or imported into the United States, and non-U.S. government leaders have increased their discussion of countermeasures. For example, in February 2025, the United States imposed an additional 10% tariff on imports of Chinese-origin goods and steel and aluminum imports. China announced plans to impose retaliatory tariffs on certain U.S.-origin goods and implemented new trade controls restricting the export of tungsten, tellurium, bismuth, molybdenum, and indium. As the February 2025, U.S. executive order contains provisions allowing for further increases in the scope and amount of tariffs in the event of retaliatory countermeasures, and the future of existing tariffs, and the possibility for new tariffs, remains very uncertain. Such escalations in these trade measures may directly impair our business by increasing trade-related costs or disrupting established supply chains and may indirectly impair our business by causing a negative effect on global economic conditions and financial markets. The ultimate impact of these trade measures is uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing when such measures may become effective, and the amount, scope, or nature of such trade measures.

Additional changes or threatened changes in U.S. trade measures have affected and may continue to affect trade involving additional countries as well, including Mexico, Canada, Colombia, Taiwan, the United Kingdom, and the member countries of the European Union. Each of these measures or threatened measures may instigate reciprocal countermeasures by affected countries, potentially accelerating further increases in trade measures. Significant new tariffs scheduled to be imposed by the United States on imports of Mexican and Canadian origin goods have been temporarily delayed for a period of 30 days pending further negotiations between these countries. If the United States and Mexico or the United States and Canada are unable to reach long-term agreements, or if the President were to impose significant new tariffs against the European Union, Taiwan, or any other country or countries, the macroeconomic effect of any such tariffs could be significant. The tariff threatened against Taiwan may specifically target imports of semiconductor products, which, if imposed, could seriously and negatively affect our business and the U.S. economy overall. The materials subject to these tariffs may impact the cost or availability of raw materials used by our suppliers or in our customers’ products. The imposition of further tariffs by the United States on a broader range of imports, or further retaliatory trade measures taken in response to additional tariffs, could increase costs in our supply chain or reduce demand of our customers’ products, either of which could adversely affect our results of operations. Any increase in trade-related costs associated with such measures may impair the profitability of such international production, may strain our suppliers’ ability to reliably provide inputs necessary to produce these items, and may otherwise affect our partners’ abilities to provide our products at previously contracted prices. Our business and financial results could be negatively affected as a result.

Our customers or suppliers could also become subject to U.S. regulatory scrutiny or export restrictions. For example, in 2019 the U.S. Justice Department filed criminal charges against one of our customers in China and imposed a licensing requirement on this customer with a policy of denial for some items, which has limited our ability to do business with this customer. In 2020, the U.S. imposed additional regulatory restrictions on the sale of U.S. controlled technology to customers in China. These restrictions include establishing additional licensing requirements in order to sell U.S.-originated technology for certain applications or to companies that participate in the Chinese national security supply chain. These restrictions also limit the fabrication of devices for certain Chinese companies where U.S. technology is involved in the fabrication process. Furthermore, in August 2020 the U.S. established additional licensing requirements for one of our China customers and its affiliates that limit any sales of products to that customer or for that customer’s products absent a license. The U.S. government has continued to and is likely to continue to add additional Chinese companies to restricted or prohibited party lists or impose additional licensing requirements that we may be unable to meet in a timely manner or at all. Additionally, the U.S. government continues to expand controls enacted in October 2022 restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. In 2023 and 2024, the U.S. government expanded the list of advanced integrated circuits subject to heightened export controls, including certain hardware containing these specified integrated circuits, expanded the list of destinations requiring export authorization for such items, and added new restrictions based on the headquarters location of the parties involved. Proposed regulations would further expand the controls to impose a worldwide licensing requirement on certain integrated circuits and computing resources that are used for training of AI models. The U.S. government also continues to expand the scope of restrictions on the development or production of advanced integrated circuits and certain semiconductor manufacturing equipment, and the restrictions on supercomputing in China and other countries. Proposed regulations would expand these controls further and impose additional reporting requirements. Other foreign governments may in turn impose similar or more restrictive controls. These controls or any additional restrictions may impact our ability to export certain products to China or other countries, prohibit us from selling our products to certain of our customers, or impact our suppliers who may utilize facilities or equipment described in these controls. It also is possible that the Chinese government or other governments will retaliate in ways that could impact our business.

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

If we fail to comply with the many laws and regulations to which we are subject, both within the United States and internationally, we may be subject to significant fines, penalties or liabilities for noncompliance, which could harm our business and financial results. For example, we are subject to federal, state and foreign laws and regulations concerning data privacy and security, including the EU General Data Protection Regulation (“GDPR"), and U.S. state and local laws that govern the privacy and security of information, such as the California Consumer Privacy Act (“CCPA”). Other countries outside of the European Union, including the United Kingdom and China, also have enacted robust legislation addressing privacy, data protection, and cybersecurity and providing for substantial penalties for noncompliance. These and other regulatory frameworks are evolving rapidly, and we anticipate that our efforts to comply with evolving laws and regulations addressing privacy, data protection, and cybersecurity will be a rigorous and time-intensive process that may increase our cost of doing business and may require us to change our policies and practices. Additionally, as a public company, we are subject to the requirements of federal securities laws, requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the Nasdaq Stock Market. Noncompliance with these requirements could result in penalties, fines, liabilities, or reputational harm, which could harm our business or financial results. We are also subject to import/export regulations, rules regarding bulk data transfers, and applicable executive orders. These laws, regulations, and orders are complex, may change frequently and with limited notice, and have generally and may continue to become more stringent over time. Additionally, these local, national, and international regulatory frameworks and underlying rules and regulations may conflict with each other, resulting in uncertainty in their application or interpretation.

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

We operate a primarily outsourced manufacturing business model that principally utilizes contract manufacturers, such as third-party wafer foundries. We rely on foundries in Japan, Korea and Taiwan to supply and fabricate silicon wafers for our semiconductor products, including Taiwan Semiconductor Manufacturing, Samsung Semiconductor, United Microelectronics Corporation, and Seiko Epson. We rely on our OSATs in Malaysia, Taiwan and Japan to support the packaging and test of our products, including Advanced Semiconductor Engineering and Amkor Technology. Our success is dependent upon our ability to successfully partner with our foundry and OSAT suppliers and their ability to produce wafers and finished semiconductor products with competitive prices and performance attributes, including smaller process geometries, which ability may be impacted by labor market disruptions and rising inflation. Establishing, maintaining and managing multiple foundry and OSAT relationships requires the investment of management resources and costs.

Qualifying and establishing reliable production at acceptable yields with a new contract manufacturer is a lengthy and often expensive process, and there is no guarantee we could timely find alternative contract manufacturers or at all. If we fail to maintain our foundry and OSAT relationships, if these partners do not provide facilities and support for our development efforts, if they are insolvent or experience financial difficulty, if their operations are interrupted by a widespread public health hazard, or if we elect or are required to change foundries or OSATs, we may incur significant costs and delays. If our foundry or OSAT partners are unable to, or do not, manufacture sufficient quantities of our products at acceptable yields, we may be required to allocate the affected products among our customers, prematurely limit or discontinue the sales of certain products, or incur significant costs to transfer products to other foundries or OSATs, which could adversely affect our customer relationships and operating results. Further, our subcontractors are themselves subject to many of the same operational and business risks that we face and describe herein, including many operating in regions with significant geopolitical risk, that, if they occur and are disruptive to their operations, could adversely affect us.

Our margins are dependent on our achieving continued yield and quality improvements, cost reductions, and the supply and cost of wafers and materials.

We rely on obtaining yield, quality, productivity, and logistic improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining acceptable margins. To the extent that such cost reductions and new product introductions do not occur in a timely manner, because of inflation, increases in personnel costs, employee turnover, or other factors, or that our products experience significant quality or reliability issues, or do not achieve market acceptance or market acceptance at acceptable pricing, our margins, operating results, and financial condition could be materially adversely affected.

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

We share HDMI royalties with the other HDMI Founders based on an allocation formula, which is reviewed generally every three years. The previous allocation, adopted in 2019, expired at the end of fiscal 2022, and the HDMI Founders are currently negotiating a new agreement covering the sharing period that began January 1, 2023. The amount of our portion of the royalty allocation is dependent on the royalties generated by adopter sales of royalty-bearing HDMI technology, which are subject to variability in economic trends particularly in the market for consumer electronics.

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

We rely on information technology ("IT") networks and systems to collect, process, maintain, use, share, disseminate, and dispose of our information and manage our operations, including financial reporting. Our IT systems are subject to power and telecommunication outages and other system failures and disruptions. Further, despite our security measures, our IT systems may be vulnerable to cybersecurity threats and suffer cybersecurity incidents. These systems are also supported by subcontractors and third-party providers who may also be subject to power and telecommunication outages or other general system failures and disruptions and cybersecurity threats and cybersecurity incidents. The legal, regulatory and contractual environments surrounding information security, data privacy, and data protection are complex and evolving. We continue to commit significant resources to implementing new systems to standardize our processes worldwide and to develop our capabilities in these areas. We are focused on realizing the full analytical functionality of these conversions, which can be extremely complex, in part, because of the wide range of legacy systems and processes that must be integrated.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and to test goodwill and long-lived assets, including amortizable intangible assets, for impairment at any other time that circumstances arise indicating the carrying value may not be recoverable. For purposes of testing goodwill for impairment, the Company currently operates as one reporting unit: the core Lattice business, which includes intellectual property and semiconductor devices. There were no impairment charges to goodwill in fiscal years 2024, 2023, or 2022. Impairment charges related to amortizable intangible assets from our acquisition of Mirametrix, Inc. ("Mirametrix") totaled approximately $13.9 million in fiscal year 2024. There were no impairment charges to amortizable intangible assets in fiscal years 2023 or 2022.There is no certainty that future impairment tests will indicate that goodwill or amortizable intangible assets will be deemed recoverable. As we continue to review our business operations and test for impairment or in connection with possible sales of assets, we may have impairment charges in the future, which may be material.

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

We also may be impacted by changes in the tax laws of the United States and foreign jurisdictions. The Inflation Reduction Act of 2022 implemented certain tax provisions, including a 1% excise tax on certain stock repurchases made by publicly traded corporations after December 31, 2022, and provided for various incentives and tax credits. A number of countries, as well as organizations such as the Organisation for Economic Co-operation and Development, which represents a coalition of member countries, support the 15% global minimum tax initiative, and have adopted or intend to adopt laws to implement this initiative. Such countries and organizations are also actively considering changes to existing laws or have proposed or enacted new laws with changes to numerous long-standing tax principles. Such changes, as well as changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, could have a material adverse effect on our business, results of operations, or financial condition. In addition, future effective tax rates could be affected by changes in the valuation of deferred tax assets and liabilities.

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

We must also maintain high quality business processes, and we also use third-party IT vendors and their business processes. We rely on our and their business processes to, among other things, coordinate with our suppliers, manage our supply chain efficiently, manufacture high quality products and comply with various laws and regulations. Any failure by us, or by our third-party IT vendors, to maintain high quality business processes, or to effectively adjust our or their business processes to changing circumstances and needs, could limit our ability to meet our business’ needs, which could adversely affect our business, financial results, and stock price.

We compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel could adversely affect our ability to compete effectively.

We depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain such personnel and attract and retain other highly qualified personnel, particularly product engineers who can respond to market demands and required product innovation. Competition for such personnel has been increasing generally throughout the economy, and we may not be successful in hiring or retaining new or existing qualified personnel. In fiscal 2024, we conducted a worldwide reduction in force that could cause disruptions in our operations, negatively affect employee morale, and make us a less attractive employer in the market for new talent. If we lose existing qualified personnel or are unable to hire new qualified personnel, as needed, we could have difficulty competing in our highly competitive and innovative environment.

Further, changes in immigration laws and regulations, or their administration or enforcement, may impair our ability to attract and retain qualified engineering personnel. In the U.S., where a portion of our research and development teams are located, tightening of immigration controls may adversely affect the employment status of non-U.S. engineers and other key technical employees or further impact our ability to hire new non-U.S. employees. Moreover, certain immigration policies in the U.S. may make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the U.S., additionally limiting the pool of available talent.

Our success also depends significantly on the contributions of our senior management team. We have undergone senior management transitions in the past, and may experience such transitions in the future. Effective succession planning is important for our long-term success. Failure to ensure effective transfers of knowledge and smooth transitions involving senior management could hinder our strategic planning and execution. None of our senior management is bound by written employment contracts. The loss of any of our senior management or any inability to find suitable replacements could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

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

Our amended and restated credit agreement, dated September 1, 2022 (the “2022 Credit Agreement”) allows us to draw up to $350 million. While as of December 28, 2024, we had no borrowings outstanding under the 2022 Credit Agreement, the incurrence of indebtedness could impact the Company. Our obligations under the 2022 Credit Agreement are guaranteed by certain of our U.S. subsidiaries meeting materiality thresholds set forth in the 2022 Credit Agreement, and the revolving loans under the 2022 Credit Agreement may be reborrowed and repaid at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loan facility on September 1, 2027. Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may need to sell material assets, restructure or refinance our debt, or seek additional equity capital. Prevailing economic conditions and global credit markets could adversely impact our ability to sell material assets, restructure or refinance our debt on terms acceptable to us, or at all, or we may not be able to restructure or refinance our debt without incurring significant additional fees and expenses.

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

Unfavorable or uncertain market conditions and risks relating to the adoption, use or application of emerging technologies, including AI, by our customers and in our business, may impact financial results and could result in reputational and financial harm and liability.

The adoption of AI solutions may not develop in the manner or in the time periods we anticipate and as the markets for AI solutions are still developing, demand for these products may be unpredictable and may vary significantly from one period to another. These factors may adversely impact demand for our AI related products including our products that support AI solutions. In addition, compliance with government regulations and unfavorable developments with evolving laws and regulations worldwide related to these products and suppliers may increase the costs related to the development of AI products and solutions and limit global adoption, which may also adversely impact demand for our AI related products. For example, numerous U.S. states have proposed, and in certain cases enacted, legislation restricting the use of AI or imposing obligations in connection with its use, including by addressing forms of automated decision making.

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

Additionally, concerns over climate change have resulted in, and are expected to continue to result in, the adoption of legal and regulatory requirements designed to address climate change, as well as legal and regulatory requirements requiring certain climate-related disclosures. Where new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. These laws could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as investor expectations, on corporate environmental and social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers or subcontractors to comply, with such policies or provisions or meet the requirements of our customers and investors, customers may stop purchasing products form us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue, and results of operations.

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

Our future growth and the success of new product introductions depend upon numerous factors, including:

●	timely completion and introduction of new product designs;
●	ability to generate new design opportunities and design wins, including those which result in sales of significant volume;
●	achievement of necessary volume of production to achieve acceptable cost;
●	availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;
●	ability to utilize advanced manufacturing process technologies;
●	achieving acceptable yields and obtaining adequate production capacity from our wafer foundries and assembly and test subcontractors;
●	the avoidance or management of significant quality or reliability issues;
●	ability to obtain advanced packaging;
●	availability of supporting software design tools;
●	utilization of predefined IP logic;
●	customer acceptance of advanced features in our new products; and
●	market acceptance of our customers' products.

The failure of any of these factors, among others, could adversely affect our product innovation, development and introduction efforts and our financial condition and results of operations.

We compete against companies that have significantly greater resources than us and numerous other product solutions.

The semiconductor industry is highly competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing, and sales resources than us. Consolidation in our industry may increasingly mean that our competitors have greater consolidated resources, or other synergies, including the ability to attract qualified employee or incorporate higher costs into product and service prices, that could put us at a competitive disadvantage. We also expect to face additional competition from new entrants in our markets, which may include both large domestic and international semiconductor manufacturers, as well as smaller, emerging companies. We currently compete directly with companies that have licensed our technology or have developed similar products, as well as numerous semiconductor companies that offer products based on alternative solutions, such as applications processor, application specific standard product, microcontroller, analog, and digital signal processing technologies. Competition from these semiconductor companies may intensify as we offer more products in any of our end markets. These competitors include established, multinational semiconductor companies, as well as emerging companies. Additionally, our competitors may operate under more favorable regulatory environments or benefit from economic polices (such as subsidies or other protectionism) that provide them with additional competitive advantages.

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

We depend on a concentrated group of distributors to sell our products to end customers, complete order fulfillment, maintain sufficient inventory of our products and provide services to our end customers. In fiscal 2024, revenue attributable to sales to distributors accounted for 89% of our total revenue, with two distributors accounting for approximately 64% of total revenue, and we may experience further distributor consolidation. We have significant outstanding receivables with our top distributors, and expect our distributors to generate a significant portion of our revenue in the future. Any adverse change to our relationships or agreements with our distributors, a failure by one or more of our distributors to perform its obligations to us, a reduction in a distributor's business volume with us, any reduction in pricing on products sold to any key customer or distributor, or consolidation in the distribution industry, could have a material impact on our business, including a reduction in our access to certain end customers, our ability to sell our products, or our financial results.

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

Global economic conditions have recently experienced historically high levels of inflation, and there is increasing concern about the potential for recession and/or economic slowdown. Recent inflation caused by global supply chain disruptions, strong economic recovery and associated widespread demand for goods, and government stimulus packages, among other factors, continues to impact our business. For instance, global supply chain disruptions have resulted in shortages in materials and services. Such shortages have resulted in inflationary cost increases for labor, materials, and services across the economy, and could continue to cause costs to increase as well as scarcity of certain products. To the extent inflation, or government responses to inflation, results in rising interest rates and has other adverse effects on the market, including the possibility of recession, it may adversely affect our consolidated financial condition and results of operations.

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

Pandemics, epidemics or other widespread public health problems could negatively impact our business. Outbreaks have resulted, and could again result, in significant government measures to control the spread of disease, including, among others, restrictions on travel, manufacturing, and the movement of employees. Jurisdictions in which we operate have had varying responses to pandemic and other widespread public health problems and the impact of such responses is difficult to anticipate. If, for example, pandemics were to occur in ways that significantly disrupt the manufacture, shipment, and buying patterns of our products or the products of our customers, this may materially negatively impact our operating results, including revenue, gross margins, operating margins, cash flows and other operating results, and our overall business. Disruptions to manufacturing and shipping could also constrain our supplies, leading to operational delays, disruptions and inflationary pressures. Our customers may also experience closures of their manufacturing facilities or inability to obtain other components, either of which could negatively impact demand for our solutions.

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

In Metro Manila, Philippines, we lease a total of 50,503 square feet through May 2025 and another 8,333 square feet through March 2029 for research and development and operations facilities. In Shanghai, China, we lease 68,027 square feet through June 2025 for research and development operations. In Pune, India, we lease 29,055 square feet through March 2029 for research and development. In Penang, Malaysia, we lease 23,272 square feet through September 2029 for research and development and operations facilities. We also lease office facilities in multiple other metropolitan locations for our domestic and international sales staff. We believe that our existing facilities are suitable and adequate for our current and foreseeable future needs.

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

Holders

As of February 10, 2025, we had approximately 145 stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. We intend to retain earnings to finance our business. We have never paid cash dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On November 30, 2023, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $250 million of outstanding common stock could be repurchased from time to time (the "2024 Repurchase Program"). The duration of the 2024 Repurchase Program was through December 28, 2024. During the fourth quarter of fiscal 2024, we repurchased 366,969 shares for $20.0 million, or an average price paid per share of $54.50. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2024 Repurchase Program were retired by the end of the fourth quarter of fiscal 2024. We repurchased a total of 1,145,560 shares for $67.0 million, or an average price paid per share of $58.48, during fiscal year 2024.

On December 9, 2024, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to an additional $100 million of outstanding common stock could be repurchased from time to time (the "2025 Repurchase Program"). The duration of the 2025 Repurchase Program is through December 31, 2025. No shares were repurchased under the 2025 Repurchase Program during the fourth quarter of fiscal 2024.

The following table contains information regarding our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the fourth quarter of fiscal 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($M) (b)
September 29, 2024 through October 26, 2024	—	$—	—	$203.0
October 27, 2024 through November 23, 2024	211,098	$52.11	211,098	$192.0
November 24, 2024 through December 28, 2024	155,871	$57.74	155,871	$100.0
Total	366,969	$54.50	366,969	$100.0

(a)	All repurchases during the quarter were open-market transactions funded from available working capital made under the authorization from our Board of Directors to purchase up to $250.0 million of our common stock announced November 30, 2023.
(b)

At December 28, 2024, this amount consists of the remaining portion of the $100 million program authorized through December 31, 2025 that was announced December 9, 2024. The remaining portion of the $250 million program authorized through December 28, 2024 expired with no additional shares repurchased.

Comparison of Total Cumulative Stockholder Return

The following graph shows the five-year comparison of cumulative stockholder return on our common stock, the Standard and Poor's (“S&P”) 500 Index and the Philadelphia Semiconductor Index (“PHLX”) from December 2019 through December 2024. Cumulative stockholder return assumes $100 invested at the beginning of the period in our common stock, the S&P and PHLX. Historical stock price performance is not necessarily indicative of future stock price performance.

Lattice Cumulative Stockholder Return

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lattice develops technologies that we monetize through differentiated programmable logic semiconductor products, silicon-enabling products, system solutions, design services, and licenses. Lattice is the low power programmable leader. We solve customer problems across the network, from the Edge to the Cloud, in the growing communications, computing, industrial, automotive, and consumer markets. Our technology, long-standing relationships, and commitment to world-class support lets our customers quickly and easily unleash their innovation to create a smart, secure, and connected world.

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

This discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes included in Part II, Item 8. "Financial Statements and Supplementary Data" of this report. Discussions of results for prior periods (fiscal 2023 compared to fiscal 2022) are incorporated by reference from our Annual Report on Form 10-K for the year ended December 30, 2023.

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

We continue to maintain a full valuation allowance against our state deferred tax assets due to insufficient income sources. We will continue to evaluate both positive and negative evidence in future periods to determine if we will realize the deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if sufficient positive evidence exists. We do not maintain a valuation allowance on a significant portion of our U.S. Federal deferred tax assets or in any foreign jurisdictions as we have concluded that it is more likely than not that we will realize those net deferred tax assets in the future periods.

As part of our regular financial review process, we also assess the likelihood that our tax reporting positions will ultimately be sustained on examination by the taxing authorities, based on the technical merits of the position. To the extent it is determined it is more likely than not (a likelihood of more than 50 percent) that some portion or all of a tax reporting position will ultimately not be recognized and sustained, a provision for unrecognized tax benefit is provided by either reducing the applicable deferred tax asset or accruing an income tax liability. Our judgment regarding the sustainability of our tax reporting positions may change in the future due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the related deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in income tax expense which may result in a corresponding increase or decrease in net income in the period when such determinations are made. Accordingly, the fourth quarter of fiscal 2024 included $27.7 million of income tax benefits due to the expiration of statutes of limitations that reduced our uncertain tax positions. We recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost.

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Year Ended
	December 28,		December 30,		December 31,
(In thousands)	2024		2023		2022
Revenue	$509,401	100.0%	$737,154	100.0%	$660,356	100.0%

Gross margin	340,400	66.8	514,670	69.8	452,050	68.5

Research and development	159,302	31.3	159,770	21.7	135,767	20.6
Selling, general and, administrative	116,942	23.0	137,244	18.6	122,076	18.5
Amortization of acquired intangible assets	3,479	0.7	3,478	0.5	3,778	0.6
Restructuring	12,291	2.4	1,908	0.3	2,551	0.4
Impairment of acquired intangible assets	13,929	2.7	—	—	—	0.0
Acquisition related	—	—	—	—	511	0.1
Income from operations	$34,457	6.8%	$212,270	28.8%	$187,367	28.4%

Revenue

	Year Ended
	December 28,	December 30,	December 31,	% Change in
(In thousands)	2024	2023	2022	2024	2023
Revenue	$509,401	$737,154	$660,356	(30.9)%	11.6%

Revenue decreased $227.8 million, or 31%, in fiscal 2024 compared to fiscal 2023, primarily due to softer demand in industrial and automotive applications, telecommunications infrastructure deployments, and from continued inventory normalization by customers.

Revenue by End Market

We sell our products globally to a broad base of customers in three primary end market groups: Communications and Computing, Industrial and Automotive, and Consumer. Across our end markets, our products are increasingly used for AI-related applications, including device usage in AI-optimized servers in data centers, AI-enabled PCs, and AI-enabled robotics and ADAS systems, among others. We also provide IP licensing and services to these end markets.

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

The following are examples of end market applications for the fiscal years presented:

Communications and Computing	Industrial and Automotive	Consumer
Wireless	Security and Surveillance	Cameras
Wireline	Machine Vision	Displays
Data Networking	Industrial Automation	Wearables
Server Computing	Robotics	Televisions
Client Computing	Automotive	Home Theater
Data Storage	Drones	Sound Systems
Cloud	Factory Automation
Hyperscalers

The composition of our revenue by end market is presented in the following table:

	Year Ended
	December 28,		December 30,		December 31,		% Change in
(In thousands)	2024		2023		2022		2024	2023
Communications and Computing	$228,145	44.8%	$257,536	34.9%	$282,913	42.8%	(11.4)%	(9.0)%
Industrial and Automotive	236,949	46.5	433,482	58.8	319,398	48.4	(45.3)	35.7
Consumer	44,307	8.7	46,136	6.3	58,045	8.8	(4.0)	(20.5)
Total revenue	$509,401	100.0%	$737,154	100.0%	$660,356	100.0%	(30.9)%	11.6%

Revenue from the Communications and Computing end market decreased by 11% in fiscal 2024 compared to fiscal 2023 primarily due to softer end market demand in telecommunications infrastructure deployments and from continued inventory normalization by customers, partially offset by stronger demand in data center applications.

Revenue from the Industrial and Automotive end market decreased by 45% in fiscal 2024 compared to fiscal 2023, primarily due to softer end market demand and from continued inventory normalization by customers.

While we do not consider AI applications as a distinct end market, we expect AI-related revenue to grow over the next few years based on the growing pipeline of AI-related design wins. Our AI revenue is derived from applications across all three of our end market segments.

Revenue by Geography

We have a diverse base of customers where distributors represent a significant portion of our total revenue. Our revenue by geographical market is based on the ship-to location of our customers, which can vary from time to time. Revenue from Asia decreased in fiscal 2024 compared to fiscal 2023 primarily due to the macroeconomic environment in the region, while revenue from the Americas and Europe decreased due to reduced demand in these regions for our products in the Industrial and Automotive end market.

The composition of our revenue by geography is presented in the following table:

	Year Ended
	December 28,		December 30,		December 31,		% Change in
(In thousands)	2024		2023		2022		2024	2023
Asia	$332,747	65.3%	$443,765	60.2%	$464,904	70.5%	(25.0)%	(4.5)%
Americas	101,217	19.9	145,839	19.8	100,260	15.2	(30.6)	45.5
Europe	75,437	14.8	147,550	20.0	95,192	14.3	(48.9)	55.0
Total revenue	$509,401	100.0%	$737,154	100.0%	$660,356	100.0%	(30.9)%	11.6%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue, and the distributors noted below individually accounted for more than 10% of our total revenue in certain periods covered by this report.

The composition of our revenue by customer is presented in the following table:

	% of Total Revenue
	Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Arrow	33.3%	31.6%	28.5%
Weikeng	31.2	20.5	30.3
Macnica	11.2	10.8	9.7
Future	3.5	12.6	8.3
Other distributors	10.2	11.9	12.7
All distributors	89.4	87.4	89.5
Direct customers	10.6	12.6	10.5
Total revenue	100.0%	100.0%	100.0%

Gross margin

The composition of our gross margin, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 28,	December 30,	December 31,
(In thousands)	2024	2023	2022
Gross margin	$340,400	$514,670	$452,050
Gross margin percentage	66.8%	69.8%	68.5%

Gross margin percentage decreased 300 basis points from fiscal 2023 to fiscal 2024. Reduced margins were primarily due to an approximately $7.0 million one-time charge for expiring production materials, and changes in product mix between the periods presented. The expiring production materials were purchased on behalf of the company by the OSATs in anticipation of a supply constraint and are no longer expected to be used. We expect gross margin to increase in future periods due to the non-recurrence of the one-time charge.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 28,	December 30,	December 31,	% Change in
(In thousands)	2024	2023	2022	2024	2023
Research and development	$159,302	$159,770	$135,767	(0.3)%	17.7%
Percentage of revenue	31.3%	21.7%	20.6%

Research and development expense includes headcount-related costs, including cash- and stock-based compensation and benefits, R&D equipment expenses, engineering wafers, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions.

The decrease in Research and development expense for fiscal 2024 compared to fiscal 2023 was due primarily to lower costs for outside services and R&D equipment expenses, partially offset by increased headcount-related costs and rent expense.

We believe that investing in research and development is important to delivering innovative products to our customers. We expect research and development expense to increase in the future, but to decline as a percentage of revenue.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 28,	December 30,	December 31,	% Change in
(In thousands)	2024	2023	2022	2024	2023
Selling, general, and administrative	$116,942	$137,244	$122,076	(14.8)%	12.4%
Percentage of revenue	23.0%	18.6%	18.5%

Selling, general, and administrative expense includes costs for compensation and benefits related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses.

The decrease in Selling, general, and administrative expense for fiscal 2024 compared to fiscal 2023 was due primarily to a reduction in stock compensation expense from the forfeiture of equity awards by departing executives and reduced headcount-related costs as we aligned resources to the lower level of business, partially offset by other costs such as outside services and legal expenses.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 28,	December 30,	December 31,	% Change in
(In thousands)	2024	2023	2022	2024	2023
Amortization of acquired intangible assets	$3,479	$3,478	$3,778	0.0%	(7.9)%
Percentage of revenue	0.7%	0.5%	0.6%

Amortization of acquired intangible assets was flat for fiscal 2024 compared to fiscal 2023.

Restructuring

The composition of our Restructuring activity, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 28,	December 30,	December 31,	% Change in
(In thousands)	2024	2023	2022	2024	2023
Restructuring	$12,291	$1,908	$2,551	100+%	(25.2)%
Percentage of revenue	2.4%	0.3%	0.4%

Restructuring activity is generally comprised of expenses resulting from workforce reductions, cancellation of contracts, and consolidation of our facilities. Details of our restructuring plans and expenses incurred under them are discussed in Note 8 - Restructuring to our Consolidated Financial Statements in Part II, Item 8 of this report.

Restructuring costs increased in fiscal 2024 compared to fiscal 2023 primarily due to higher severance costs incurred under the Q3 2024 Plan as we aligned resources to the lower level of business.

Impairment of Acquired Intangible Assets

In connection with our acquisition of Mirametrix in November 2021 we recorded identifiable intangible assets related to existing technology, customer relationships, and trade name / trademarks. Our review of our strategic long-range plan completed at the end of fiscal 2024 concluded that the originally acquired Mirametrix intangible assets had limited future revenue potential due to a decline in customer demand, which we determined was an indicator of impairment. Our assessment of the fair value of these intangible assets concluded that they had been fully impaired as of December 28, 2024, and we recorded an impairment charge of $13.9 million for fiscal 2024 in the Consolidated Statements of Operations.

Interest Income (Expense), net

The composition of our Interest income (expense), net, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 28,	December 30,	December 31,	% Change in
(In thousands)	2024	2023	2022	2024	2023
Interest income (expense), net	$3,948	$2,041	$(4,146)	93.4%	(149.2)%
Percentage of revenue	0.8%	0.3%	(0.6)%

The change in Interest income (expense) for fiscal 2024 compared to fiscal 2023 was driven by increased interest income, coupled with lower interest expense as we paid off the outstanding balance of our long-term debt during the third quarter of fiscal 2023.

Other Income (Expense), net

The composition of our Other income (expense), net, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 28,	December 30,	December 31,	% Change in
(In thousands)	2024	2023	2022	2024	2023
Other income (expense), net	$(2,176)	$545	$(1,109)	100+%	(149.1)%
Percentage of revenue	(0.4)%	0.1%	(0.2)%

For fiscal 2024 compared to fiscal 2023, the change in Other income (expense), net was primarily due to a $2.0 million write-off of a non-recoverable cost-method investment, and to foreign currency effects.

Income Taxes

The composition of our Income tax (benefit) expense is presented in the following table:

	Year Ended
	December 28,	December 30,	December 31,	% Change in
(In thousands)	2024	2023	2022	2024	2023
Income tax (benefit) expense	$(24,902)	$(44,205)	$3,230	(43.7)%	(100+)%

Our Income tax (benefit) expense on worldwide income for fiscal 2024 includes $27.7 million of income tax benefits due to the expiration of statutes of limitations that reduced our uncertain tax positions, as well as federal tax credits, and stock-based compensation. The lower income tax benefit in fiscal 2024 was primarily due to the reduction in valuation allowance over the $56.9 million of U.S. Federal deferred tax assets in 2023. The income tax benefit from the release of a portion of the valuation allowance was partially offset by an increase in expense in fiscal 2023 as compared to fiscal 2022 primarily due to increased worldwide income and U.S. tax on foreign operations.

We updated our evaluation of the valuation allowance position in the United States through December 28, 2024. In making this evaluation, we considered our operating environment and estimates about our ability to generate taxable income in future periods within the United States. As a result of our consistent and continued profitability over the preceding three-year period and our expectations about generating sufficient U.S. Federal taxable income, we have determined that there is sufficient evidence that our U.S. Federal deferred tax assets are more likely than not to be realized.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income before net interest income (expense), income tax (benefit) expense, depreciation and amortization, stock-based compensation, and other items that are considered unusual or not representative of underlying trends of our business, including but not limited to: litigation expense outside the ordinary course of business, restructuring, transformation, and other charges, impairments, and other non-recurring charges, if applicable for the periods presented.

We believe that the exclusion of the items eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our Board of Directors. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison.

There are a number of limitations related to the use of Adjusted EBITDA rather than net income, which is the most directly comparable financial measure calculated in accordance with GAAP. Some of the limitations of Adjusted EBITDA include (i) Adjusted EBITDA does not properly reflect capital commitments to be paid in the future, and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these potential capital expenditures. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items, as in the future we may incur expenses similar to the adjustments in this presentation. Evaluation of our performance should consider Adjusted EBITDA alongside other financial performance measures, including our net income and other GAAP results.

A reconciliation of Net income to Adjusted EBITDA, including as a percentage of revenue, is presented in the following table:

	Year Ended
	December 28,	December 30,	December 31,
(In thousands)	2024	2023	2022
GAAP Net income	$61,131	$259,061	$178,882
GAAP Net income margin	12.0%	35.1%	27.1%

Interest (income) expense, net	(3,948)	(2,041)	4,146
Income tax (benefit) expense	(24,902)	(44,205)	3,230
Amortization of acquired intangible assets	3,479	3,478	3,778
Depreciation and other amortization	34,502	30,562	25,225
Stock-Based Compensation (1)	53,718	71,952	58,429
Litigation expense (2)	5,248	3,928	2,727
Restructuring, transformation, and other (3)	16,786	1,952	3,062
Impairment of acquired intangible assets	13,929	—	—
Other non-recurring charges	2,023	—	739
Adjusted EBITDA	$161,966	$324,687	$280,218
Adjusted EBITDA margin	31.8%	44.0%	42.4%

(1)	The adjustments for Stock-based compensation include related tax expenses.
(2)

Legal expenses associated with the defense of claims that are outside the ordinary course of business that were brought against the Company by Steven A.W. De Jaray, Perienne De Jaray and Darrell R. Oswalde.

(3)	Restructuring, transformation, and other includes transformation charges of approximately $2.8 million for fiscal year 2024.

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

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. On September 1, 2022, we entered into our 2022 Credit Agreement, as described in Note 7 - Long-Term Debt to our Consolidated Financial Statements in Part II, Item 8 of this report. As of December 28, 2024, we did not have significant long-term commitments for capital expenditures. For further information on our cash commitments for operating lease liabilities, see Note 9 - Leases to our Consolidated Financial Statements in Part II, Item 8 of this report.

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

Liquidity

Cash and cash equivalents

(In thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Cash and cash equivalents	$136,291	$128,317	$7,974	6.2%

As of December 28, 2024, we had Cash and cash equivalents of $136.3 million, of which approximately $71.2 million in Cash and cash equivalents was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of December 28, 2024, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net increase in Cash and cash equivalents of $8.0 million between December 30, 2023 and December 28, 2024 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $140.9 million in fiscal 2024 compared to $269.6 million in fiscal 2023. This decrease of $128.7 million was primarily driven by a decrease of $159.8 million provided by operating activities, partially offset by $31.1 million of net changes in working capital, primarily in Accounts receivable and Inventories.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software and intellectual property licenses. Net cash used by investing activities in fiscal 2024 was $37.7 million compared to $33.3 million in fiscal 2023.

Financing activities — Financing cash flows consist primarily of activity on our long-term debt, repurchases of common stock, tax payments related to the net share settlement of restricted stock units, and proceeds from the exercise of options to acquire common stock. Net cash used by financing activities in fiscal 2024 was $94.5 million compared to $253.7 million in fiscal 2023. This $159.2 million decrease was due to the following activities. During fiscal 2024, we had no balance outstanding on our long-term debt, while during fiscal 2023 we made discretionary payments totaling $130.0 million on revolving loans under the 2022 Credit Agreement. We repurchased approximately 1.1 million shares of common stock for $67.0 million in fiscal 2024 compared to repurchases of approximately 1.2 million shares of common stock for $80.0 million in fiscal 2023. Payments for tax withholdings on vesting of RSUs partially offset by employee exercises of stock options used net cash flows of $27.5 million in fiscal 2024, a decrease of approximately $16.2 million from the net $43.7 million used in fiscal 2023.

Accounts receivable, net

(In thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Accounts receivable, net	$81,060	$104,373	$(23,313)	(22.3)%
Days sales outstanding	63	56	7

Accounts receivable, net as of December 28, 2024 decreased by approximately $23.3 million, or approximately 22%, compared to December 30, 2023. This decrease was due to lower revenue shipments as well as the timing of when our customers want our products. We calculate Days sales outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Inventories	$103,410	$98,826	$4,584	4.6%
Days of inventory on hand	207	175	32

Inventories as of December 28, 2024 increased $4.6 million, or approximately 5%, compared to December 30, 2023 primarily as a result of product buildup ahead of new product ramps and from softer demand as customers continue to normalize their own inventories. Days of inventory on hand increased over the period due to lower revenue.

The Days of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of sales in that quarter. We calculate Days of inventory on hand on the basis of a 365-day year as Inventories at the end of the quarter divided by Cost of sales during the quarter annualized and then multiplied by 365.

Credit Arrangements

On September 1, 2022, we entered into our 2022 Credit Agreement. The details of this arrangement are described in Note 7 - Long-Term Debt to our Consolidated Financial Statements in Part II, Item 8 of this report. As of December 28, 2024, we had no used or unused credit arrangements beyond the secured revolving loan facility described in the 2022 Credit Agreement.

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

Interest Rate Risk

Interest Income

Our interest income is sensitive to changes in the general level of interest rates. As of December 28, 2024, a hypothetical 100 basis point change in interest rates would have resulted in less than $1.5 million change in interest income.

Interest Expense

We may be exposed to interest rate risk via the terms of our 2022 Credit Agreement, which specifies an interest rate on revolving loans that consists of a variable-rate of interest and an applicable margin. While we have drawn from this credit facility in the past, we have no borrowings outstanding as of December 28, 2024. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 28,	December 30,	December 31,
(In thousands, except per share data)	2024	2023	2022
Revenue	$509,401	$737,154	$660,356
Cost of revenue	169,001	222,484	208,306
Gross margin	340,400	514,670	452,050
Operating expenses:
Research and development	159,302	159,770	135,767
Selling, general, and administrative	116,942	137,244	122,076
Amortization of acquired intangible assets	3,479	3,478	3,778
Restructuring	12,291	1,908	2,551
Impairment of acquired intangible assets	13,929	—	—
Acquisition related	—	—	511
Total operating expenses	305,943	302,400	264,683
Income from operations	34,457	212,270	187,367
Interest income (expense), net	3,948	2,041	(4,146)
Other income (expense), net	(2,176)	545	(1,109)
Income before income taxes	36,229	214,856	182,112
Income tax (benefit) expense	(24,902)	(44,205)	3,230
Net income	$61,131	$259,061	$178,882

Net income per share:
Basic	$0.44	$1.88	$1.30
Diluted	$0.44	$1.85	$1.27

Shares used in per share calculations:
Basic	137,623	137,694	137,321
Diluted	138,322	139,790	140,667

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 28,	December 30,	December 31,
(In thousands)	2024	2023	2022
Net income	$61,131	$259,061	$178,882
Other comprehensive income (loss):
Translation adjustment	(694)	(16)	(1,554)
Change in actuarial valuation of defined benefit pension, net of tax	(242)	(476)	591
Comprehensive income	$60,195	$258,569	$177,919

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 28,	December 30,
(In thousands, except share and par value data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$136,291	$128,317
Accounts receivable, net of allowance for credit losses	81,060	104,373
Inventories, net	103,410	98,826
Prepaid expenses and other current assets	44,073	36,430
Total current assets	364,834	367,946
Property and equipment, less accumulated depreciation of $125,901 at December 28, 2024 and $125,856 at December 30, 2023	52,988	49,546
Operating lease right-of-use assets	13,870	14,487
Intangible assets, net	4,587	20,974
Goodwill	315,358	315,358
Deferred income taxes	66,980	57,762
Other long-term assets	25,286	14,821
Total assets	$843,903	$840,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,828	$34,487
Accrued liabilities	45,638	36,048
Accrued payroll obligations	17,156	26,865
Total current liabilities	99,622	97,400
Long-term operating lease liabilities, net of current portion	9,433	10,739
Other long-term liabilities	23,916	40,735
Total liabilities	132,971	148,874
Contingencies (Note 14)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 137,704,000 shares issued and outstanding as of December 28, 2024 and 137,340,000 shares issued and outstanding as of December 30, 2023	1,377	1,373
Additional paid-in capital	504,299	545,586
Retained earnings	209,098	147,967
Accumulated other comprehensive loss	(3,842)	(2,906)
Total stockholders' equity	710,932	692,020
Total liabilities and stockholders' equity	$843,903	$840,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 28,	December 30,	December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$61,131	$259,061	$178,882
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	38,737	34,432	29,323
Stock-based compensation expense	52,985	70,197	55,530
Change in deferred income tax provision	(12,069)	(58,614)	(1,420)
Change in noncurrent taxes payable	(19,370)	299	(3)
Amortization of right-of-use assets	7,530	6,764	6,512
Impairment of acquired intangible assets	13,929	—	—
Charge for expiring production materials	7,019	—	6,002
Write-off of non-recoverable cost-method investment	2,023	—	—
Impairment of operating lease right-of-use asset	384	—	1,149
Other non-cash adjustments	283	253	754
Changes in assets and liabilities:
Accounts receivable, net	23,313	(10,355)	(14,159)
Inventories, net	(4,584)	11,549	(42,781)
Prepaid expenses and other assets	(11,065)	(6,001)	(6,276)
Accounts payable	2,341	(7,549)	7,439
Accrued liabilities	(3,515)	(12,963)	15,410
Accrued payroll obligations	(9,709)	(10,005)	8,903
Operating lease liabilities, current and long-term portions	(8,487)	(7,480)	(6,459)
Net cash provided by (used in) operating activities	140,876	269,588	238,806
Cash flows from investing activities:
Capital expenditures	(20,985)	(20,098)	(23,338)
Cash paid for software and intellectual property licenses	(16,708)	(13,152)	(11,594)
Net cash provided by (used in) investing activities	(37,693)	(33,250)	(34,932)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(33,646)	(52,078)	(54,946)
Proceeds from issuance of common stock	6,184	8,365	7,159
Repurchase of common stock	(66,998)	(80,004)	(110,132)
Proceeds from long-term debt, net of issuance costs	—	—	148,597
Repayment of long-term debt	—	(130,000)	(178,750)
Net cash provided by (used in) financing activities	(94,460)	(253,717)	(188,072)
Effect of exchange rate change on cash	(749)	(26)	(1,650)
Net increase (decrease) in cash and cash equivalents	7,974	(17,405)	14,152
Beginning cash and cash equivalents	128,317	145,722	131,570
Ending cash and cash equivalents	$136,291	$128,317	$145,722

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$—	$3,240	$3,973
Income taxes paid, net of refunds	$8,587	$15,754	$4,621
Operating lease payments	$9,567	$8,344	$7,419
Accrued purchases of plant and equipment	$2,132	$392	$1,357
Operating lease right-of-use assets obtained in exchange for lease obligations	$7,428	$3,718	$2,134

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other
	($.01 par value)		Paid-in	(Accumulated	Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balances, January 1, 2022	137,239	$1,372	$701,688	$(289,976)	$(1,451)	$411,633
Components of comprehensive income, net of tax:
Net income	—	—	—	178,882	—	178,882
Other comprehensive income (loss)	—	—	—	—	(963)	(963)
Total comprehensive income						177,919
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	1,812	18	(47,806)	—	—	(47,788)
Stock-based compensation expense	—	—	55,530	—	—	55,530
Repurchase of common stock	(1,952)	(19)	(110,112)	—	—	(110,131)
Balances, December 31, 2022	137,099	$1,371	$599,300	$(111,094)	$(2,414)	$487,163
Components of comprehensive income, net of tax:
Net income	—	—	—	259,061	—	259,061
Other comprehensive income (loss)	—	—	—	—	(492)	(492)
Total comprehensive income						258,569
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	1,465	14	(43,727)	—	—	(43,713)
Stock-based compensation expense	—	—	70,197	—	—	70,197
Repurchase of common stock	(1,224)	(12)	(80,184)	—	—	(80,196)
Balances, December 30, 2023	137,340	$1,373	$545,586	$147,967	$(2,906)	$692,020
Components of comprehensive income, net of tax:
Net income	—	—	—	61,131	—	61,131
Other comprehensive income (loss)	—	—	—	—	(936)	(936)
Total comprehensive income						60,195
Common stock issued in connection with employee equity incentive plans, net of shares withheld for employee taxes	1,509	15	(27,477)	—	—	(27,462)
Stock-based compensation expense	—	—	52,985	—	—	52,985
Repurchase of common stock	(1,145)	(11)	(66,795)	—	—	(66,806)
Balances, December 28, 2024	137,704	$1,377	$504,299	$209,098	$(3,842)	$710,932

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

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2024, 2023, and 2022 were all 52-week years that ended on December 28, 2024, December 30, 2023, and December 31, 2022, respectively. Our fiscal 2025 will be a 53-week year and will end on January 3, 2026. All references to quarterly or annual financial results are references to the results for the relevant fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue, trade accounts receivable, and supply of wafers for our new products.

Sales to distributors have historically accounted for a significant portion of our total revenue. Certain of our largest distributors each account for more than 10% of our total revenue and our net accounts receivable. Revenue attributable to distributors as a percentage of total revenue is presented in the following table:

	Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Arrow	33%	32%	28%
Weikeng	31	21	30
Macnica	11	11	10
Future	4	13	8
Other distributors	10	10	13
Revenue attributable to distributors	89%	87%	89%

Certain of our distributors accounted for more than 10% of net accounts receivable at the dates presented. At December 28, 2024 and December 30, 2023, Arrow accounted for approximately 36% and 29%, respectively, and Weikeng accounted for approximately 45% and 36%, respectively. Future accounted for approximately 18% of net accounts receivable at December 30, 2023.

Concentration of credit risk with respect to trade accounts receivable is mitigated by our credit and collection process including active management of collections, credit limits, routine credit evaluations for essentially all customers, and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, generally three to seven years for equipment and software, and one to five years for tooling. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful life of the assets. We capitalize costs for the fabrication of masks used by our foundry partners to manufacture our products. The capitalized mask costs begin depreciating to Cost of revenue once the products go into production, and depreciation is straight-lined over a three-year period, which is the expected useful life of the mask. Upon disposal of property and equipment, the accounts are relieved of the costs and related accumulated depreciation and amortization, and resulting gains or losses are reflected in the Consolidated Statements of Operations for recognized gains and losses. Repair and maintenance costs are expensed as incurred.

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

Stock-Based Compensation

We estimate the fair value of share-based awards consistent with the provisions of ASC 718, “Compensation - Stock Compensation.” We value restricted stock units ("RSUs") restricted stock awards ("RSAs") using the closing market price on the date of grant, and we value stock options using the Black-Scholes option pricing model. We have also granted RSUs with a market condition or a performance condition to certain executives. The terms of these grants, including achievement criteria and vesting schedules, are detailed under the heading "Market-Based and Performance-Based Awards — Grants" in Note 10 - Stock-Based Compensation Plans. Our current practice is to issue new shares to satisfy option exercises. For RSUs, we issue new shares when awards vest and withhold a portion of these shares on behalf of employees to satisfy the minimum statutory tax withholding requirements.

New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 820), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify the circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments require retrospective application to all periods presented. The amendments are effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We have adopted ASU 2023-07 with the addition of Note 15 - Segment Reporting, and it did not have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which require greater disaggregation of income tax disclosures. ASU 2023-09 aims to improve an entity’s income tax disclosures around its effective rate reconciliation, income taxes paid by jurisdiction, disaggregation of income before income taxes and income tax expense. This ASU should be applied on a prospective basis, but retrospective application is permitted. The guidance in this update is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the future effect of the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This new guidance requires public entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of income statement. The ASU may be applied prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of adoption of this new guidance on our consolidated financial statements disclosures.

Note 2 - Net Income Per Share

We compute basic earnings per share based on the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period, if applicable. Potentially dilutive shares of common stock from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs and RSAs, and the assumed issuance of common stock under the stock purchase plan.

Our calculation of potentially dilutive shares includes the number of shares from our equity awards with market conditions or performance conditions that would be issuable under the terms of such awards at the end of the reporting period. For equity awards with a market condition, the number of shares included in the diluted share count as of the end of each period presented is determined by measuring the achievement of the market condition as of the end of the respective reporting periods. For equity awards with a performance condition, the number of shares that qualified for vesting as of the end of each period presented are included in the diluted share count when the condition for their issuance was satisfied by the end of the respective reporting periods. See "Note 10 - Stock-Based Compensation Plans" for further discussion of our equity awards with market or performance conditions.

A summary of basic and diluted Net income per share is presented in the following table:

	Year Ended
	December 28,	December 30,	December 31,
(In thousands, except per share data)	2024	2023	2022
Net income	$61,131	$259,061	$178,882

Shares used in basic Net income per share	137,623	137,694	137,321
Dilutive effect of employee equity incentive plans	699	2,096	3,346
Shares used in diluted Net income per share	138,322	139,790	140,667

Basic Net income per share	$0.44	$1.88	$1.30
Diluted Net income per share	$0.44	$1.85	$1.27

The computation of diluted Net income per share excludes the effects of employee equity incentive plans that are antidilutive, aggregating to approximately 1.0 million, 0.4 million, and 0.5 million, respectively, in fiscal 2024, 2023, and 2022.

Note 3 - Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables provide information about revenue from contracts with customers disaggregated by channel and by geographical market, based on ship-to location of the customer:

	Year Ended
Revenue by Channel	December 28,		December 30,		December 31,
(In thousands)	2024		2023		2022
Distributors	$455,160	89%	$644,181	87%	$591,229	89%
Direct	54,241	11%	92,973	13%	69,127	11%
Total revenue	$509,401	100%	$737,154	100%	$660,356	100%

Revenue by Geographical Market
(In thousands)
China	$206,380	40%	$239,192	32%	296,917	45%
Japan	81,043	16%	110,403	15%	90,902	14%
Other Asia	45,324	9%	94,170	13%	77,085	12%
Asia	332,747	65%	443,765	60%	464,904	71%
Americas	101,217	20%	145,839	20%	100,260	15%
Europe	75,437	15%	147,550	20%	95,192	14%
Total revenue	$509,401	100%	$737,154	100%	$660,356	100%

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

The following table summarizes activity during the periods presented:

(In thousands)
Contract assets as of December 31, 2022	$7,347
Revenues recorded during the period	12,941
Transferred to Accounts receivable or collected	(9,094)
Contract assets as of December 30, 2023	$11,194
Revenues recorded during the period	14,408
Transferred to Accounts receivable or collected	(7,724)
Contract assets as of December 28, 2024	$17,878

Contract liabilities are included in Accrued liabilities on our Consolidated Balance Sheets. The following table summarizes activity during the periods presented:

(In thousands)
Contract liabilities as of December 31, 2022	$17,666
Less: Product shipments from prepaid customer deposit	(12,946)
Accruals for estimated future stock rotation and scrap returns	9,867
Less: Release of accruals for recognized stock rotation and scrap returns	(9,283)
Contract liabilities as of December 30, 2023	$5,304
Unperformed performance obligations	6,945
Accruals for estimated future stock rotation and scrap returns	13,051
Less: Release of accruals for recognized stock rotation and scrap returns	(14,118)
Contract liabilities as of December 28, 2024	$11,182

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

	December 28,	December 30,
(In thousands)	2024	2023
Accounts receivable	$81,060	$104,373
Less: Allowance for credit losses	—	—
Accounts receivable, net of allowance for credit losses	$81,060	$104,373

We had no material bad debt expense in fiscal 2024, 2023, or 2022.

Inventories

	December 28,	December 30,
(In thousands)	2024	2023
Work in progress	$82,273	$65,396
Finished goods	21,137	33,430
Total inventories, net	$103,410	$98,826

Accrued Liabilities

Included in Accrued liabilities in the Consolidated Balance Sheets are the following balances:

	December 28,	December 30,
(In thousands)	2024	2023
Current portion of liability for non-cancelable contracts	$13,534	$11,418
Contract liabilities	11,182	5,304
Liability for expiring production materials	7,019	2,172
Current portion of operating lease liabilities	5,818	5,571
Foreign, VAT, and other taxes payable	3,375	6,758
Other accrued liabilities	4,710	4,825
Total accrued liabilities	$45,638	$36,048

Other Long-Term Liabilities

Included in Other long-term liabilities in the Consolidated Balance Sheets are the following balances:

	December 28,	December 30,
(In thousands)	2024	2023
Long-term portion of liability for non-cancelable contracts	$16,022	$7,668
Long-term portion of uncertain tax positions	2,518	21,888
Other long-term liabilities	5,376	11,179
Total other long-term liabilities	$23,916	$40,735

Note 5 - Property and Equipment

	December 28,	December 30,
(In thousands)	2024	2023
Production equipment and software	$161,525	$159,950
Leasehold improvements	15,387	13,519
Office furniture and equipment	1,977	1,933
	178,889	175,402
Accumulated depreciation and amortization	(125,901)	(125,856)
Total property and equipment, net	$52,988	$49,546

For fiscal years 2024, 2023, and 2022 depreciation and amortization expense for property and equipment was $19.3 million, $17.3 million, and $13.8 million, respectively.

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	December 28,	December 30,
(In thousands)	2024	2023
United States	$26,578	$29,467

Taiwan	11,234	10,222
Philippines	6,086	4,602
China	2,504	2,778
Other	6,586	2,477
Total foreign property and equipment, net	26,410	20,079
Total property and equipment, net	$52,988	$49,546

Note 6 - Intangible Assets and Goodwill

In connection with our previous acquisitions, we have recorded identifiable intangible assets related to existing technology, customer relationships, and trade name / trademarks, based on guidance for determining fair value under the provisions of ASC 820, "Fair Value Measurements." We amortize the intangible assets using the straight-line method over their estimated useful lives. Additionally, we have entered into license agreements for third-party technology and recorded them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives.

Our review of our strategic long-range plan completed at the end of fiscal 2024 concluded that the originally acquired Mirametrix intangible assets had limited future revenue potential due to a decline in customer demand, which we determined was an indicator of impairment. Our assessment of the fair value of these intangible assets concluded that they had been fully impaired as of December 28, 2024, and we recorded an impairment charge of $13.9 million for fiscal 2024 in the Consolidated Statements of Operations. No impairment charges relating to acquired intangible assets were recorded for fiscal 2023 or 2022.

The following tables summarize the details of our Intangible assets, net as of December 28, 2024 and December 30, 2023:

	December 28, 2024
(In thousands)	Weighted Average Amortization Period (in years)	Gross	Impairment	Accumulated Amortization	Intangible assets, net
Existing technology	—	$124,487	$(7,473)	$(117,014)	$—
Customer relationships	—	32,734	(5,425)	(27,309)	—
Trade name / trademarks	—	1,500	(1,031)	(469)	—
Licensed technology	5.4	9,366	—	(4,779)	4,587
Total identified intangible assets		$168,087	$(13,929)	$(149,571)	$4,587

	December 30, 2023
(In thousands)	Weighted Average Amortization Period (in years)	Gross	Impairment	Accumulated Amortization	Intangible assets, net
Existing technology	5.1	$124,487	$—	$(115,085)	$9,402
Customer relationships	6.1	32,734	—	(25,909)	6,825
Trade name / trademarks	10.0	1,500	—	(319)	1,181
Licensed technology	6.2	7,127	—	(3,561)	3,566
Total identified intangible assets		$165,848	$—	$(144,874)	$20,974

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Year Ended
	December 28,	December 30,	December 31,
(In thousands)	2024	2023	2022
Research and development	$1,218	$1,074	$1,054
Amortization of acquired intangible assets	3,479	3,478	3,778
	$4,697	$4,552	$4,832

The annual expected amortization expense related to intangible assets is as follows:

Fiscal year	(In thousands)
2025	$1,653
2026	1,641
2027	1,230
2028	63
Total	$4,587

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill balance at December 28, 2024 is comprised of approximately $315.4 million from prior acquisitions. No impairment charges relating to goodwill were recorded for fiscal 2024, 2023, or 2022.

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

The revolving loans under the 2022 Credit Agreement may be repaid and reborrowed at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loan on September 1, 2027. At December 28, 2024 and December 30, 2023, we had no borrowings outstanding under the 2022 Credit Agreement, as we paid off the outstanding balance of our revolving loans during the third quarter of fiscal 2023.

Interest expense related to our long-term debt is included in Interest expense on our Consolidated Statements of Operations as follows:

	Year Ended
	December 28,	December 30,	December 31,
(In thousands)	2024	2023	2022
Contractual interest	$—	$2,701	$4,500
Amortization of original issuance discount and debt costs	266	266	310
Total interest expense related to long-term debt	$266	$2,967	$4,810

Note 8 - Restructuring

In September 2024, our management commenced an internal restructuring plan ("the Q3 2024 Plan"), which includes a global workforce reduction. Under this plan, we have incurred restructuring costs of approximately $7.6 million through December 28, 2024. The Q3 2024 plan is expected to be largely complete in the first half of fiscal year 2025.

In the third quarter of 2023, our management approved and executed an internal restructuring plan (the “Q3 2023 Plan”), which included a targeted workforce reduction intended to reorganize critical roles and focus skillsets in key growth markets. We incurred restructuring costs of approximately $5.3 million and $2.0 million, respectively, in fiscal 2024 and 2023. Under this plan, approximately $7.3 million of total costs have been incurred through December 28, 2024. All actions planned under the Q3 2023 plan have been implemented.

In September 2022, our management approved and implemented additional contract cancellations and workforce reductions under the Q2 2019 Sales Plan, an internal restructuring plan that our management approved and executed in April 2019. The Q2 2019 Sales Plan focused on a restructuring of the global sales organization through cancellation of certain contracts and a workforce reduction. Under the Q2 2019 Sales Plan, we recorded a credit adjustment of approximately $0.6 million in fiscal 2024, incurred no restructuring costs in fiscal 2023, and incurred approximately $1.0 million of incremental restructuring costs in fiscal 2022. Under this plan, approximately $2.5 million of total expense has been incurred through December 28, 2024. All actions planned under the Q2 2019 Sales Plan have been implemented.

Other restructuring activity in the periods presented consisted of expense adjustments on previous plans. Costs and adjustments on restructuring plans are recorded to Restructuring on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accrued liabilities and in Other long-term liabilities on our Consolidated Balance Sheets.

The following table displays the activity related to our restructuring plans:

(In thousands)	Severance & Related (1)	Lease Termination & Fixed Assets	Other (2)	Total
Accrued Restructuring at January 1, 2022	$251	$7,130	$—	$7,381
Restructuring	303	1,608	640	2,551
Costs paid or otherwise settled	(154)	(2,846)	—	(3,000)
Accrued Restructuring at December 31, 2022	$400	$5,892	$640	$6,932
Restructuring	1,848	56	4	1,908
Costs paid or otherwise settled	(758)	(1,440)	(24)	(2,222)
Accrued Restructuring at December 30, 2023	$1,490	$4,508	$620	$6,618
Restructuring	12,896	15	(620)	12,291
Costs paid or otherwise settled	(12,481)	(1,559)	—	(14,040)
Accrued Restructuring at December 28, 2024	$1,905	$2,964	$—	$4,869

(1)	Includes employee relocation costs and outplacement costs
(2)	Includes termination fees on the cancellation of certain contracts

Note 9 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center, all of which are leased under operating leases that expire at various times through 2029. Our leases have remaining lease terms of less than 1 year to 5 years, some of which include options to extend for up to 5 years, and some of which include options to terminate within 1 year. The weighted-average remaining lease term was 3.0 years and the weighted-average discount rate was 6.0% as of December 28, 2024. We recorded fixed operating lease expense of $8.5 million, $7.8 million, and $7.6 million, respectively, for fiscal 2024, 2023, and 2022.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during fiscal 2024:

Operating lease right-of-use assets	(In thousands)
Balance as of December 30, 2023	$14,487
Right-of-use assets obtained for new lease contracts during the period	7,428
Amortization of right-of-use assets during the period	(7,530)
Impairment of right-of use asset during the period (recorded in Restructuring charges)	(384)
Adjustments for present value and foreign currency effects	(131)
Balance as of December 28, 2024	$13,870

Operating lease liabilities	(In thousands)
Balance as of December 30, 2023	$16,310
Lease liabilities accrued for new lease contracts during the period	7,428
Accretion of lease liabilities	977
Operating cash used for payments on lease liabilities	(9,567)
Adjustments for present value and foreign currency effects	103
Balance as of December 28, 2024	15,251
Less: Current portion of operating lease liabilities (included in Accrued liabilities)	(5,818)
Long-term operating lease liabilities, net of current portion	$9,433

Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $3.0 million at December 28, 2024 and continued to be recorded in Other long-term liabilities on our Consolidated Balance Sheets.

Maturities of operating lease liabilities as of December 28, 2024 are as follows:

Fiscal year	(In thousands)
2025	$6,491
2026	4,635
2027	2,825
2028	2,224
2029	452
Total lease payments	16,627
Less: amount representing interest	(1,376)
Total lease liabilities	$15,251

Note 10 - Stock-Based Compensation Plans

Employee and Director Stock Options, Restricted Stock, and ESPP Plans

As of December 28, 2024, we have two active equity incentive plans, the "2023 Equity Incentive Plan" (which was adopted in 2023 and superseded the "2013 Incentive Plan", such that no additional shares will be granted under the 2013 Incentive Plan) and the "2011 Non-Employee Director Equity Incentive Plan", under which shares remain available for grants to employees and non-employee directors, respectively. As of January 10, 2025, we registered the “2025 Inducement Equity Plan”, under which shares will be available for grants to new hire employees. "Incentive stock options" under Section 422 of the U.S. Internal Revenue Code, restricted stock unit ("RSU"), and restricted stock award ("RSA") grants are part of our equity compensation practices for employees who receive equity grants. Options, RSUs, and RSAs generally vest quarterly over a four-year period beginning on the grant date. The contractual terms of options granted do not exceed ten years.

We also maintain the 2012 Employee Stock Purchase Plan ("2012 ESPP"), pursuant to which eligible employees may contribute through payroll deductions up to 10% of base compensation, subject to certain income limits, to purchase shares of our common stock. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period. We have treated the 2012 ESPP as a compensatory plan. At December 28, 2024, a total of 0.8 million shares of our common stock were available for future purchases under the 2012 ESPP.

At December 28, 2024, a total of 6.9 million shares of our common stock were available for future grants under the 2023 Equity Incentive Plan and the 2011 Non-Employee Director Equity Incentive Plan. The 2023 Equity Incentive Plan, 2011 Non-Employee Director Equity Incentive Plan, and the 2025 Inducement Equity Plan do not have any fungible share ratio or counting provision. Shares subject to stock option grants that expire or are canceled, without delivery of such shares, and shares subject to performance-based restricted stock units that are not delivered due to a failure to not meet the maximum payout threshold, generally become available for re-issuance under equity incentive plans.

Stock-Based Compensation Expense

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Year Ended
	December 28,	December 30,	December 31,
(In thousands)	2024	2023	2022
Cost of revenue	$2,731	$4,506	$3,674
Research and development	29,033	27,782	19,645
Selling, general, and administrative	21,221	37,909	32,211
Total stock-based compensation	$52,985	$70,197	$55,530

The income tax benefit related to total stock-based compensation expense was $6.3 million and $7.6 million, respectively, for fiscal 2024 and 2023, which is reflected in Income tax (benefit) expense in the Consolidated Statements of Operations. The income tax benefit related to awards vested or exercised during fiscal 2024 was $1.7 million. These amounts do not include the indirect effects of stock-based compensation, which primarily relate to the R&D tax credit. The income tax benefit related to awards vested or exercised during fiscal 2023 was $10.4 million. The income tax benefits related to stock-based compensation were not significant for fiscal 2022, as they were offset by an increase in the valuation allowance.

ESPP and Stock Options

The fair values of the shares expected to be issued under the employee stock purchase plan and of each option award on the date of grant were estimated using the Black-Scholes valuation model and the assumptions noted in the following table. No new stock options were granted during fiscal 2024, 2023, or 2022. The expected volatility of both ESPP shares and stock options is based on the daily historical volatility of our stock price, measured over the ESPP purchase period or the expected term of the option. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option. The expected term is based on historical vested option exercises and includes an estimate of the expected term for options that are fully vested and outstanding. Dividend yield has no valuation impact, as we have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future.

The following table summarizes the assumptions used in the valuation of ESPP compensation for the periods presented:

	Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Employee Stock Purchase Plan
Weighted average expected volatility	52.6%	48.2%	60.3%
Weighted average risk-free interest rate	4.88%	5.37%	3.74%
Expected term (in months)	6	6	6

The weighted average fair values for the ESPP, calculated using the Black-Scholes option pricing model with the noted assumptions for the ESPP, were $15.50, $24.38, and $15.25 for fiscal years 2024, 2023, and 2022, respectively.

At December 30, 2023, there was no unrecognized compensation cost related to unvested employee and director stock options. Compensation expense for all stock-based compensation awards is recognized using the straight-line method. We recorded stock-based compensation expense related to the ESPP of approximately $1.8 million, $2.2 million, and $1.5 million in fiscal 2024, 2023, and 2022, respectively. Related to stock options, we recorded no expense in fiscal 2024, 2023, and 2022.

The following table summarizes our stock option activity and related information for the year ended December 28, 2024:

(Shares and aggregate intrinsic value in thousands)	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Balance, December 30, 2023	428	$6.75
Granted	—	—
Exercised	(425)	6.76
Forfeited or expired	(3)	5.73
Balance, December 28, 2024	—	$—
Vested and expected to vest at December 28, 2024	—	$—	—	$—
Exercisable, December 28, 2024	—	$—	—	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that day. This amount changes based on the fair market value of the Company's stock. Total intrinsic value of options exercised for fiscal 2024, 2023, and 2022 was $22.9 million, $37.3 million, and $24.3 million, respectively.

Time-Based Restricted Stock Unit Awards and Restricted Stock Awards

The following table summarizes the activity for our time-based RSUs and RSAs for the year ended December 28, 2024:

(Shares in thousands)	Shares	Weighted average grant date fair value
Balance, December 30, 2023	1,881	$72.31
Granted	1,854	60.74
Vested	(741)	67.88
Forfeited or expired	(557)	70.82
Balance, December 28, 2024	2,437	$65.19

At December 28, 2024, there was $155.6 million of unrecognized compensation expense related to unvested time-based RSUs and RSAs. Compensation expense for RSUs and RSAs is recognized using the straight-line method over the related vesting period. In fiscal 2024, 2023, and 2022, we recorded stock-based compensation expense related to time-based RSUs and RSAs of approximately $51.8 million, $41.5 million, and $30.1 million, respectively.

Market-Based and Performance-Based Awards

In 2022 through 2024, we granted awards of RSUs with either a market condition or a performance condition to certain executives.

Market-Based and Performance-Based Awards — Grants

In fiscal 2024, 2023, and 2022, we granted awards of RSUs with a market condition to certain executives. Under the terms of these grants, the RSUs with a market condition vest over a three-year period based on the Company's total shareholder return ("TSR") relative to a specified index. For the 2024 and 2023 grants, the TSR condition is measured relative to the Russell 3000 index on either the third anniversary of the grant date, or equally on the first, second, and third anniversary of the grant date, depending on the executive. For the 2022 grants, the TSR condition is measured relative to the Russell 2000 index on the third anniversary of the grant date. The awards may vest at 250% or 200%, depending on the executive, if the 75th percentile of the market condition is achieved, with 100% of the units vesting at the 55th percentile, zero vesting if relative TSR is below the 25th percentile, and vesting scaling for achievement between the 25th and 75th percentile.

In fiscal 2024, we also granted awards of RSUs with a performance condition to certain executives. Under the terms of these grants, the RSUs with a performance condition will vest if the Company achieves year-over-year revenue growth in excess of an industry benchmark, and the number of shares vested will scale for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 250%. The performance condition will be measured annually after each fiscal year-end for one-fourth of the grants beginning in fiscal 2025 through the end of fiscal 2028. Vesting of these awards occurs 13 months after the end of each measurement period and the entire award cannot be fully earned until five and a half years from grant date.

In fiscal 2024, we also granted awards of RSUs with a market condition to our new chief executive officer with vesting tied to the Company's stock price appreciation. The number of shares that become eligible to vest can range from 25% to 250% of the target number of shares, based on the Company's stock price growth over the 6-year service period, which ranges from 25% to 200% stock price growth calculated based on the simple average of the closing Company share price for the trailing 60 trading days up to and including the measurement date. No vesting occurs for stock price growth below 25%. Vesting will occur annually after 3 years for a portion of the vesting eligible RSUs.

Market-Based and Performance-Based Awards — Vesting

During fiscal 2024, the market condition for the majority of awards granted to certain executives in previous years exceeded the 75th percentile of their TSR condition, and these awards vested at 250% or 200%, as applicable for the respective executive. One award achieved the 54th percentile of its TSR condition and vested at approximately 97%, while one award did not meet its minimum TSR threshold for vesting. Also during 2024, the second tranche of awards granted in fiscal 2021 and 2022 with a year-over-year revenue growth performance condition vested at the 200% level of achievement, as the Company met the maximum year-over-year revenue growth performance criteria as of December 31, 2022, and the 13-month vesting period had been met. For the third tranche of these awards, the Company met the year-over-year revenue growth performance criteria at the 116.3% level of achievement as of December 30, 2023.

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

Market-Based and Performance-Based Awards — Compensation Expense

For our awards with a market condition or a performance condition, we recorded benefits from forfeitures of approximately $29.0 million due to executive departures, partially offset by stock compensation expense of approximately $28.4 million, in fiscal 2024. We incurred stock-based compensation expense of approximately $26.4 million and $24.0 million in fiscal years 2023 and 2022, respectively. These amounts are recorded as components of total stock-based compensation. At December 28, 2024, there was $54.4 million of unrecognized compensation expense related to unvested RSUs with a market condition or a performance condition. Awards with a market condition were valued using Monte Carlo simulation models.

The following table summarizes the assumptions used at the grant date in the valuation of RSUs with a market or performance condition:

	Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Executive RSUs with a market condition or performance condition
Weighted average expected volatility	51.04% to 53.96%	50.97% to 54.31%	51.44%
Weighted average risk-free interest rate	3.39% to 4.53%	4.28% to 4.59%	1.67%
Expected term (years)	3 to 6	3	3

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Shares	Weighted average grant date fair value
Balance, December 30, 2023	852	$84.72
Granted	1,641	63.06
Effect of vesting multiplier	285
Vested	(551)	68.32
Canceled	(634)	92.51
Balance, December 28, 2024	1,593	$62.24

Note 11 - Common Stock Repurchase Program

On November 30, 2023, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $250 million of outstanding common stock could be repurchased from time to time (the "2024 Repurchase Program"). The duration of the 2024 Repurchase Program is through December 28, 2024. During the fourth quarter of fiscal 2024, we repurchased 366,969 shares for $20.0 million, or an average price paid per share of $54.50. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2024 Repurchase Program were retired by the end of the fourth quarter of fiscal 2024. We repurchased a total of 1,145,560 shares for $67.0 million, or an average price paid per share of $58.48, during fiscal year 2024.

On December 9, 2024, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to an additional $100 million of outstanding common stock could be repurchased from time to time (the "2025 Repurchase Program"). The duration of the 2025 Repurchase Program is through December 31, 2025. No shares were repurchased under the 2025 Repurchase Program during the fourth quarter of fiscal 2024.

Note 12 - Income Taxes

We are subject to federal and state income tax as well as income tax in the various foreign jurisdictions in which we operate.

The domestic and foreign components of Income before income taxes were as follows:

	Year Ended
	December 28,	December 30,	December 31,
(In thousands)	2024	2023	2022
Domestic	$2,595	$55,069	$30,362
Foreign	33,634	159,787	151,750
Income before taxes	$36,229	$214,856	$182,112

The components of Income tax (benefit) expense are as follows:

	Year Ended
	December 28,	December 30,	December 31,
(In thousands)	2024	2023	2022
Current:
Federal	$(15,866)	$10,331	$748
State	460	1,059	265
Foreign	2,573	3,019	3,637
	(12,833)	14,409	4,650
Deferred:
Federal	(7,530)	(56,323)	—
State	—	—	—
Foreign	(4,539)	(2,291)	(1,420)
	(12,069)	(58,614)	(1,420)
Income tax (benefit) expense	$(24,902)	$(44,205)	$3,230

Income tax (benefit) expense differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
	%	%	%
Statutory federal rate	21	21	21
Adjustments for tax effects of:
State taxes, net	(8)	(1)	(2)
Federal tax credits	(16)	(4)	(1)
Stock-based compensation	9	(2)	—
Foreign rate differential	(25)	(15)	(16)
U.S. tax on foreign operations	18	9	33
Capital loss expiration	—	—	1
Valuation allowance	10	(29)	(33)
Change in uncertain tax benefit accrual	(75)	—	(2)
Other	(3)	—	1
Effective income tax rate	(69)	(21)	2

The decrease in provision for income taxes in fiscal year 2024 compared to fiscal year 2023 was primarily due to the release of the US federal valuation allowance in the prior year and the recognition of uncertain tax benefits in the current year.

We updated our evaluation of the valuation allowance position in the United States through December 28, 2024 and concluded that we should continue to maintain a full valuation allowance against our state deferred tax assets due to insufficient income sources. We will continue to evaluate both positive and negative evidence in future periods to determine if we will realize the deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if sufficient positive evidence exists. We don't have a valuation allowance on a significant portion of our U.S. Federal deferred tax assets or in any foreign jurisdictions as we have concluded that it is more likely than not that we will realize the net deferred tax assets in the future periods.

The components of our net deferred tax assets and liabilities are as follows:

(In thousands)	December 28, 2024	December 30, 2023
Deferred tax assets:
Intangible assets	$2,523	$4,274
Net operating loss carry forwards	13,332	13,829
Tax credit carry forwards	100,820	87,955
Accrued liabilities and reserves	26,638	23,249
Stock-based and deferred compensation	2,238	5,199
Other	6,791	5,162
Total deferred tax assets	152,342	139,668
Less: valuation allowance	(82,684)	(79,100)
Net deferred tax assets	69,658	60,568
Deferred tax liabilities:
Fixed assets	826	1,475
Unremitted earnings	720	620
Other	3,486	6,889
Total deferred tax liabilities	5,032	8,984
Net deferred taxes	$64,626	$51,584

Reported as:
Deferred tax assets	$66,980	$57,762
Deferred tax liabilities (included in Other long-term liabilities)	(2,354)	(6,178)
Net deferred taxes	$64,626	$51,584

The following table displays the activity related to changes in our valuation allowance for deferred tax assets:

Fiscal Years Ended	Balance at beginning	Charged (Credit) to costs and	Charged (credit) to other	Balance at end of
(In thousands)	of period	expenses	accounts	period
December 28, 2024	$79,100	$3,584	$—	$82,684
December 30, 2023	$140,533	$(61,433)	$—	$79,100
December 31, 2022	$200,438	$(59,905)	$—	$140,533

At December 28, 2024, we had U.S. federal net operating loss ("NOL") carryforwards (pretax) of approximately $6.8 million which will expire between 2027 and 2031. We had state NOL carryforwards (pretax) of approximately $132.3 million that substantially all expire at various dates from 2025 through 2041. We also had federal credit carryforwards of $47.2 million that expire at various dates from 2035 through 2044, and $84.0 million state credit carryforwards, of which substantially all do not expire.

Future utilization of federal and state net operating losses and tax credit carryforwards may be limited if cumulative changes to ownership exceed 50% within any three-year period, which has not occurred through fiscal 2024. However, if there is a significant change in ownership, future tax attribute utilization may be limited and NOL carryforwards and/or R&D credits will be reduced to reflect the limitation.

Foreign earnings may be subject to withholding taxes in local jurisdictions if they are distributed. At December 28, 2024, U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $3.0 million of the undistributed earnings of our foreign subsidiaries. We intend to reinvest these earnings indefinitely.

At December 28, 2024 and December 30, 2023, our unrecognized tax benefits associated with uncertain tax positions were $29.3 million and $61.4 million, respectively, of which $26.3 million and $58.7 million, respectively, if recognized, would affect the effective tax rate, subject to valuation allowance. As of December 28, 2024 and December 30, 2023, interest and penalties associated with unrecognized tax benefits were $0.4 million and $11.3 million, respectively, which are not reflected in the table below. We accrue interest and penalties related to uncertain tax positions in Income tax expense.

The following table summarizes the changes to unrecognized tax benefits for the fiscal years presented:

(In thousands)
Balance at January 1, 2022	$56,231
Additions based on tax positions related to the current year	1,594
Additions based on tax positions of prior years	2,798
Settlements	(148)
Reduction as a result of lapse of applicable statute of limitations	(1,586)
Balance at December 31, 2022	58,889
Additions based on tax positions related to the current year	2,247
Additions based on tax positions of prior years	1,128
Reductions for tax positions of prior years	(156)
Reduction as a result of lapse of applicable statute of limitations	(696)
Balance at December 30, 2023	61,412
Additions based on tax positions related to the current year	3,362
Additions based on tax positions of prior years	552
Reduction as a result of lapse of applicable statute of limitations	(36,028)
Balance at December 28, 2024	$29,298

Our liability for uncertain tax positions (including penalties and interest) was $2.5 million and $21.9 million at December 28, 2024 and December 30, 2023, respectively, and is recorded as a component of Other long-term liabilities on our Consolidated Balance Sheets.

At December 28, 2024, it is reasonably possible that $0.3 million of unrecognized tax benefits and less than $0.1 million of associated interest and penalties could be recognized during the next twelve months.

The years that remain subject to examination are 2021 for federal income taxes, 2020 for state income taxes, and 2018 for foreign income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward amount.

Note 13 - Employee Benefit Plans

Qualified Investment Plan

In 1990, we adopted a 401(k) tax-deferred savings plan, which provides all employees in the United States who meet certain eligibility requirements with an opportunity to accumulate funds for retirement. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The plan does not allow investments in the Company's common stock. The plan allows for the Company to make discretionary matching contributions in cash. We recorded matching contributions of approximately $2.8 million, $3.1 million, and $2.8 million in fiscal years 2024, 2023, and 2022, respectively.

Corporate Incentive Plan

For 2024, 2023, and 2022, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, approved the Corporate Incentive Plan (the “CIP”) for the respective fiscal year. The chief executive officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, together with all other employees of the Company not on the Company's sales incentive plan are eligible to participate in the CIP. Under the CIP, individual cash incentive payments for the eligible employees will be based both on Company financial performance, as measured by achievement of operating income (before incentive plan accruals) and revenue goals within specified ranges established by the Compensation Committee, and Company performance, as measured by the achievement of personal management objectives. The Compensation Committee determines the performance of the chief executive officer, the chief financial officer and other participants based on the achievement of the management objectives established by the Compensation Committee during the first quarter of the respective fiscal year. We recorded approximately $1.6 million, $15.0 million, and $25.2 million of expense under the CIP in fiscal 2024, 2023, and 2022, respectively.

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

Note 15 - Segment Reporting

ASC 280, Segment Reporting, establishes standards for the manner in which companies report financial information about operating segments, products, services, geographic areas and major customers. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer.

As of December 28, 2024, we have determined that the Company operates in a single operating and reportable segment: the core Lattice business, which includes silicon-based and silicon-enabling products, evaluation boards, development hardware, and related intellectual property licensing, services, and sales. Our CODM reviews operating results and financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

The following table sets forth the Company’s revenue, significant expenses, and net income by its single operating and reportable segment:

	Year Ended
	December 28,	December 30,	December 31,
(In thousands)	2024	2023	2022
Revenue	$509,401	$737,154	$660,356

Gross margin	$340,400	$514,670	$452,050

Total operating expenses	$305,943	$302,400	$264,683

Net income	$61,131	$259,061	$178,882

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lattice Semiconductor Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lattice Semiconductor Corporation (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2025 expressed an unqualified opinion thereon.

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

Inventory Valuation

Description of the Matter

The Company's net inventory totaled $103.4 million as of December 28, 2024. As explained in “Note 1 - Basis of Presentation and Significant Accounting Policies” within the consolidated financial statements, the Company records inventory at the lower of cost or net realizable value, and writes down inventories to net realizable value if it is obsolete or if quantities are in excess of projected customer demand.

Auditing management’s inventory excess and obsolescence reserves was challenging because the calculation of the estimate is complex as it considers a number of factors that are affected by market and economic conditions, such as customer demand and product lifecycle.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of the Company's internal controls over the calculation of excess and obsolete inventory, including the determination and application of the assumptions used to estimate the excess and obsolescence reserve.

Our audit procedures included, among others, evaluating the assumptions and the underlying data used in management's excess and obsolete inventory assessment. We evaluated inventory levels compared to projected customer demand, historical sales, and product lifecycle. We also assessed the historical accuracy of management's estimates and performed sensitivity analyses to evaluate the changes in inventory valuation that would result from changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2020.

San Jose, California

February 14, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lattice Semiconductor Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Lattice Semiconductor Corporation’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lattice Semiconductor Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and our report dated February 14, 2025 expressed an unqualified opinion thereon.

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

February 14, 2025

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the filing of this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Accounting Officer (previously our Interim Chief Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 28, 2024. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that we accumulate and communicate correct information to our management, including our Chief Executive Officer and Chief Accounting Officer (previously our Interim Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer (previously our Interim Chief Financial Officer) have concluded that our disclosure controls are effective as of December 28, 2024.

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

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer (previously our Interim Chief Financial Officer), evaluated the effectiveness of the Company's internal control over financial reporting as of December 28, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that, as of December 28, 2024, the Company's internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has audited the Company's internal control over financial reporting and has issued its opinion on the effectiveness of the Company's internal control over financial reporting, which appears on page 63 in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

On December 6, 2024, Tonya Stevens, Chief Accounting Officer (previously Interim Chief Financial Officer), adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c), pursuant to which an estimated aggregate of 12,810 shares of our Common Stock may be sold. The aggregate number of shares sold may differ based on tax withholdings for vesting stock awards, actual market achievement for performance RSUs, and actual number of future shares purchased under the Employee Stock Purchase Plan. The duration of the trading arrangement is until December 15, 2025, or earlier if all transactions under the trading arrangement are completed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement (the “Proxy Statement”) for the 2025 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we will file not later than 120 days after the end of the fiscal year covered by this report. With the exception of the information expressly incorporated by reference from the Proxy Statement, the Proxy Statement is not to be deemed filed as a part of this report.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 28, 2024.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The Company complies with insider trading laws, rules and regulations and any applicable listing standards in any transactions involving its own securities.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 28, 2024.

Clawback Policy

We have adopted a written compensation recovery policy in accordance with applicable Nasdaq rules, a copy of which is filed as exhibit 97.1 to this Annual Report on Form 10-K. The policy provides that the Company will seek to recover any incentive-based compensation erroneously awarded to any current or former executive officer due to the material noncompliance with any financial reporting requirement under the securities laws during the three completed fiscal years immediately preceding the date the Company determines that an accounting restatement is required.

Disclosure Policies and Practices Related to the Grant of Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant stock options or similar awards as part of our standard equity compensation programs. Certain of the performance-based restricted stock units awarded to Mr. Tamer have a stock price appreciation component, and were not granted within a period of four business days before or one business day after the filing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material non-public information, other than the Form 8-K related to the appointment of Mr. Tamer as our CEO. No other named executive officer was awarded options or similar awards during the fiscal year ended December 28, 2024. We do not schedule equity award grants in anticipation of the release of material non-public information, nor does we time the release of material non-public information based on equity grant dates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 28, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 28, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 28, 2024.

PART IV

Item 15. Exhibits

(a) List of Documents Filed as Part of this Report

(1) All financial statements

The following financial statements are filed as part of this report under Item 8.

All other schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

(2) Exhibits

Exhibit Number	Description

3.1	The Company’s Restated Certificate of Incorporation, as amended on June 4, 2009 (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed June 4, 2009).

3.2	The Company’s Bylaws, as amended as of December 14, 2023 (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed December 15, 2023).

4.1	Description of Securities (Incorporated by reference to Exhibit 4.1 filed with the Company's Annual Report on Form 10-K filed on February 16, 2024).

10.1*

Form of Indemnification Agreement executed by each director and executive officer of the Company and certain other officers and employees of the Company and its subsidiaries (Incorporated by reference to Exhibit 10.41 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

10.2*	Form of Notice of Grant of Restricted Stock Units to Executive Officer (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.3*	Lattice Semiconductor Corporation 2012 Employee Stock Purchase Plan (incorporated by reference to Annex 1 to the Company's Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Stockholders filed on April 12, 2012).

10.4*	Lattice Semiconductor Corporation 2011 Non-Employee Director Equity Incentive Plan (Incorporated by reference to Exhibit 99.2 filed with the Company’s Registration Statement on Form S-8 filed June 25, 2019).

10.5*	Form of 2011 Non-Employee Director Equity Incentive Plan Outside Director Option Agreement (Incorporated by reference to Exhibit 10.5 filed with the Company's Annual Report on Form 10-K filed on February 17, 2023).

10.6*	Form of 2011 Non-Employee Director Equity Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K filed on February 17, 2023).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

Exhibit Number	Description

10.7*	Lattice Semiconductor Corporation 2023 Equity Incentive Plan and related form agreements (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K, filed with the Commission on May 8, 2023).

10.8*	Lattice Semiconductor Corporation 2023 Equity Incentive Plan Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2024).

10.9*	Lattice Semiconductor Corporation 2023 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Performance-Based) (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2024).

10.10	Lattice Semiconductor Corporation Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K, filed with the Commission on May 8, 2023).

10.11	Amended and Restated Credit Agreement, dated as of September 1, 2022, by and among Lattice Semiconductor Corporation, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed September 2, 2022).

10.12*	Lattice Semiconductor Corporation 2022 Cash Incentive Plan (Incorporated by reference to Exhibit 10.16 filed with the Company’s Annual Report on Form 10-K filed on February 17, 2023).

10.13*	Lattice Semiconductor Corporation 2023 Cash Incentive Plan (Incorporated by reference to Exhibit 10.12 filed with the Company's Annual Report on Form 10-K filed on February 16, 2024).

10.14*	Lattice Semiconductor Corporation 2024 Corporate Incentive Plan.

10.15*	Form of Amended Employment Agreement (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on February 24, 2020).

10.16*	Offer Letter with Ford Tamer, dated September 14, 2024 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 16, 2024).

10.17*	2025 Inducement Equity Incentive Plan and related form agreements (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K, filed with the Commission on January 10, 2025).

10.18*	Employment Agreement with Lorenzo Flores, entered into as of February 10, 2025 (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K, filed with the Commission on February 10, 2025).

19.1	Lattice Semiconductor Corporation Insider Trading Policy.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

24.1	Power of Attorney (reference is made to the signature page hereto).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Lattice Semiconductor Corporation Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 filed with the Company’s Annual Report on Form 10-K filed on February 16, 2024).

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)
By:	/s/ Lorenzo A. Flores
Lorenzo A. Flores Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date:	February 14, 2025

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ford Tamer and Lorenzo A. Flores, or either of them, his or her attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Ford Tamer		February 14, 2025
Ford Tamer	President, Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Lorenzo A. Flores		February 14, 2025
Lorenzo A. Flores	Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Tonya Stevens		February 14, 2025
Tonya Stevens	Corporate Vice President Chief Accounting Officer
(Principal Accounting Officer)

/s/ Robin Abrams		February 14, 2025
Robin Abrams	Director

/s/ Doug Bettinger		February 14, 2025
Doug Bettinger	Director

/s/ Que Thanh Dallara		February 14, 2025
Que Thanh Dallara	Director

/s/ John Forsyth		February 14, 2025
John Forsyth	Director

/s/ Mark Jensen		February 14, 2025
Mark Jensen	Director

/s/ James Lederer		February 14, 2025
James Lederer	Director

/s/ Jeff Richardson		February 14, 2025
Jeff Richardson	Director

/s/ Elizabeth Schwarting		February 14, 2025
Elizabeth Schwarting	Director