Form 10-Q
period 2025-03-29
LATTICE SEMICONDUCTOR CORP
filed 2025-05-05
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 29, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of common stock outstanding as of May 1, 2025	137,507,531

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

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; the impact of increasing trade or travel restrictions or increasing tariffs on the export and import of products between the U.S. and other countries; the impact of tariffs, trade sanctions, license requirements or similar actions on our suppliers and customers, including the impact on the costs of our products, the products into which they are integrated, and the impact on demand due to costs and uncertainty; the impact of inflationary pressures; future impacts of the ongoing military conflicts between Ukraine and Russia, and in the Middle East, and the outbreak of new, or expansion of current, military conflicts or terrorism; the impact of any deterioration in relations between Taiwan and China, and other factors affecting military, political, or economic conditions in Taiwan or elsewhere in Asia; our business strategy; our opportunities to increase our addressable market; our expectations and strategies regarding market trends and opportunities, including market drivers such as wireless and wireline communications infrastructure deployments, data center servers and networking equipment, client computing platforms, industrial Internet of Things, factory automation, robotics, automotive electronics, smart homes, prosumers, and other applications; our expectations of the impact of the uncertain trade environment, including tariffs, on customer demand; our expectations regarding the growth of AI-related revenue; our expectations regarding our customer base and the impacts of our customers’ actions on our business; our expectations regarding both new and existing product offerings; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our future investments in research and development; our ability to attract and retain personnel and their importance to our performance; future financial results or accounting treatments; our judgments involved in accounting matters, including revenue recognition, inventories and cost of revenue, and income taxes; actions we may take regarding the design and continued effectiveness of our internal controls over financial reporting; our use of cash; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; whether we will consider and act upon acquisition opportunities to extend our product, technology and product offerings, and the impact of such opportunities on our business; our expectations regarding taxes, including unrecognized tax benefits, and tax adjustments and allowances; whether we will pursue future stock repurchases and how any future repurchases will be funded; the future price volatility of our stock and the effects of that volatility; our ability to prevent and respond to information technology system failures, security breaches and incidents, cyberattacks or fraud, and the occurrence and impact of such cybersecurity incidents; the costs of mitigating cybersecurity risks; the impact of artificial intelligence ("AI"), including our expectations regarding our AI-related revenue; the impact of laws and regulations addressing privacy, data protection, and cybersecurity and our ability to comply with the same; our ability to comply with other laws and regulations, including those that are trade and tariff related, the costs of such compliance, and costs incurred if we fail to comply with such laws and regulations; our beliefs regarding legal or administrative proceedings; and impacts of global pandemics, epidemics, and other public health matters and actions of governments, businesses, and individuals in response to these situations.

These forward-looking statements are based on estimates and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those statements expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, including as a result of trade-related restrictions or tariffs or uncertainty regarding trade restrictions and tariffs, inflationary pressures, or the effect of any downturn in the economy on capital markets and credit markets; the macroeconomic climate and effects of global military conflicts and actions of governments, businesses, and individuals in response to these situations, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; our ability to attract and retain key personnel; and other factors more fully described herein or that are otherwise described from time to time in our filings with the Securities and Exchange Commission ("SEC"), including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 filed with the SEC on February 14, 2025 and any additional or updated risk factors discussed in any subsequent Quarterly Report on Form 10-Q filed since that date.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 29,	March 30,
(In thousands, except per share data)	2025	2024
Revenue	$120,150	$140,815
Cost of revenue	38,422	44,607
Gross margin	81,728	96,208
Operating expenses:
Research and development	41,387	40,591
Selling, general, and administrative	33,126	36,469
Amortization of acquired intangible assets	—	870
Restructuring and other	241	1,704
Total operating expenses	74,754	79,634
Income from operations	6,974	16,574
Interest income (expense), net	1,052	1,307
Other income (expense), net	(45)	(46)
Income before income taxes	7,981	17,835
Income tax expense	2,959	3,039
Net income	$5,022	$14,796

Net income per share:
Basic	$0.04	$0.11
Diluted	$0.04	$0.11

Shares used in per share calculations:
Basic	137,686	137,475
Diluted	138,317	138,774

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 29,	March 30,
(In thousands)	2025	2024
Net income	$5,022	$14,796
Other comprehensive income (loss):
Translation adjustment	382	(474)
Change in actuarial valuation of defined benefit pension, net of tax	(19)	—
Comprehensive income	$5,385	$14,322

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 29,	December 28,
(In thousands, except share and par value data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$127,564	$136,291
Accounts receivable, net	84,545	81,060
Inventories, net	94,890	103,410
Prepaid expenses and other current assets	31,331	44,073
Total current assets	338,330	364,834
Property and equipment, less accumulated depreciation of $128,163 at March 29, 2025 and $125,901 at December 28, 2024	55,699	52,988
Operating lease right-of-use assets	20,729	13,870
Intangible assets, net	5,107	4,587
Goodwill	315,358	315,358
Deferred income taxes	66,282	66,980
Other long-term assets	22,145	25,286
Total assets	$823,650	$843,903

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,334	$36,828
Accrued liabilities	30,770	45,638
Accrued payroll obligations	15,355	17,156
Total current liabilities	78,459	99,622
Long-term operating lease liabilities, net of current portion	16,228	9,433
Other long-term liabilities	21,052	23,916
Total liabilities	115,739	132,971
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 137,504,000 shares issued and outstanding as of March 29, 2025 and 137,704,000 shares issued and outstanding as of December 28, 2024	1,375	1,377
Additional paid-in capital	495,895	504,299
Retained earnings	214,120	209,098
Accumulated other comprehensive loss	(3,479)	(3,842)
Total stockholders' equity	707,911	710,932
Total liabilities and stockholders' equity	$823,650	$843,903

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 29,	March 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$5,022	$14,796
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,880	9,129
Stock-based compensation expense	20,373	18,494
Change in deferred income tax provision	822	510
Amortization of right-of-use assets	1,909	1,865
Other non-cash adjustments	103	67
Changes in assets and liabilities:
Accounts receivable, net	(3,485)	5,433
Inventories, net	8,520	3,442
Prepaid expenses and other assets	13,196	(3,598)
Accounts payable	(4,494)	(1,418)
Accrued liabilities	(15,085)	(6,657)
Accrued payroll obligations	(1,801)	(10,422)
Operating lease liabilities, current and long-term portions	(2,068)	(2,130)
Net cash provided by (used in) operating activities	31,892	29,511
Cash flows from investing activities:
Capital expenditures	(8,616)	(3,426)
Cash paid for software and intellectual property licenses	(3,462)	(4,321)
Net cash provided by (used in) investing activities	(12,078)	(7,747)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(6,011)	(22,719)
Proceeds from issuance of common stock	2,232	545
Repurchase of common stock	(25,000)	(20,000)
Net cash provided by (used in) financing activities	(28,779)	(42,174)
Effect of exchange rate change on cash	238	(441)
Net increase (decrease) in cash and cash equivalents	(8,727)	(20,851)
Beginning cash and cash equivalents	136,291	128,317
Ending cash and cash equivalents	$127,564	$107,466

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Income taxes paid, net of refunds	$1,440	$1,249
Operating lease payments	$2,403	$2,099
Accrued purchases of plant and equipment	$1,322	$3,361
Operating lease right-of-use assets obtained in exchange for lease obligations	$8,611	$4,684

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

The following summarizes the changes in total equity for the three-month period ended March 29, 2025:

	Common Stock ($.01 par value)		Additional Paid-in	Retained	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, December 28, 2024	137,704	$1,377	$504,299	$209,098	$(3,842)	$710,932
Components of comprehensive income, net of tax:
Net income for the three months ended March 29, 2025	—	—	—	5,022	—	5,022
Other comprehensive income (loss)	—	—	—	—	363	363
Total comprehensive income						5,385
Common stock issued in connection with employee equity incentive awards, net of shares withheld for employee taxes	194	2	(3,781)	—	—	(3,779)
Stock-based compensation expense	—	—	20,373	—	—	20,373
Repurchase of common stock	(394)	(4)	(24,996)	—	—	(25,000)
Balances, March 29, 2025	137,504	$1,375	$495,895	$214,120	$(3,479)	$707,911

The following summarizes the changes in total equity for the three-month period ended March 30, 2024:

	Common Stock ($.01 par value)		Additional Paid-in	Retained	Accumulated Other Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, December 30, 2023	137,340	$1,373	$545,586	$147,967	$(2,906)	$692,020
Components of comprehensive income, net of tax:
Net income for the three months ended March 30, 2024	—	—	—	14,796	—	14,796
Other comprehensive income (loss)	—	—	—	—	(474)	(474)
Total comprehensive income						14,322
Common stock issued in connection with employee equity incentive awards, net of shares withheld for employee taxes	463	5	(22,179)	—	—	(22,174)
Stock-based compensation expense	—	—	18,494	—	—	18,494
Repurchase of common stock	(265)	(3)	(19,997)	—	—	(20,000)
Balances, March 30, 2024	137,538	$1,375	$521,904	$162,763	$(3,380)	$682,662

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

Basis of Presentation and Use of Estimates

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In our opinion, they include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the SEC's rules and regulations for interim reporting. These Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2024 ("2024 10-K").

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

We describe our accounting methods and practices in more detail in our 2024 10-K. There have been no changes to the significant accounting policies, procedures, or general information described in our 2024 10-K that have had a material impact on our consolidated condensed financial statements and the accompanying notes. Certain prior year balances have been reclassified to conform to the current year’s presentation.

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2025 will be a 53-week year and will end on January 3, 2026, and our fiscal 2024 was a 52-week year that ended December 28, 2024. Our first quarter of fiscal 2025 and first quarter of fiscal 2024 ended on March 29, 2025 and March 30, 2024, respectively. All references to quarterly financial results are references to the results for the relevant 13-week fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue and trade accounts receivable. Sales to distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 79% and 87% for the first quarters of fiscal 2025 and 2024, respectively. Distributors also account for a substantial portion of our net accounts receivable. At March 29, 2025, our two largest distributors accounted for 53% and 30% of net accounts receivable, and at December 28, 2024, our two largest distributors accounted for 45% and 36% of net accounts receivable.

New Accounting Pronouncements

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

Note 2 - Net Income per Share

We compute basic earnings per share based on the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period, if applicable. Potentially dilutive shares of common stock from employee equity incentive awards are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units ("RSUs") and restricted stock awards ("RSAs"), and the assumed issuance of common stock under the stock purchase plan.

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

A summary of basic and diluted Net income per share is presented in the following table:

	Three Months Ended
	March 29,	March 30,
(In thousands, except per share data)	2025	2024
Net income	$5,022	$14,796

Shares used in basic Net income per share	137,686	137,475
Dilutive effect of employee equity incentive awards	631	1,299
Shares used in diluted Net income per share	138,317	138,774

Basic Net income per share	$0.04	$0.11
Diluted Net income per share	$0.04	$0.11

The computation of diluted Net income per share excludes the effects of employee equity incentive awards that are antidilutive, aggregating to approximately 0.9 million and 1.0 million shares for the first quarters of fiscal 2025 and 2024, respectively.

Note 3 - Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables provide information about revenue from contracts with customers disaggregated by channel and by geographical market, based on ship-to location of our customers:

	Three Months Ended
Revenue by Channel	March 29,		March 30,
(In thousands)	2025		2024
Distributors	$94,337	79%	$123,205	87%
Direct	25,813	21%	17,610	13%
Total revenue	$120,150	100%	$140,815	100%

Revenue by Geographical Market
(In thousands)
China	$57,135	48%	$56,872	40%
Japan	12,954	11%	24,988	18%
Other Asia	7,652	6%	10,568	8%
Asia	77,741	65%	92,428	66%
Americas	29,997	25%	31,980	22%
Europe	12,412	10%	16,407	12%
Total revenue	$120,150	100%	$140,815	100%

Contract Balances

Our contract assets relate primarily to our rights to consideration for licenses and royalties due to us as a member of the HDMI Founders consortium. The balance results primarily from the amount of estimated revenue related to HDMI that we have recognized to date, but which has not yet been distributed to us by the HDMI licensing agent. Contract assets are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The following table summarizes activity during the first three months of fiscal 2025:

(In thousands)
Contract assets as of December 28, 2024	$17,878
Revenues recorded during the period	9,494
Transferred to Accounts receivable or collected	(21,410)
Contract assets as of March 29, 2025	$5,962

Contract liabilities are included in Accrued liabilities on our Consolidated Balance Sheets. The following table summarizes activity during the first three months of fiscal 2025:

(In thousands)
Contract liabilities as of December 28, 2024	$11,182
Revenue recognized from satisfied performance obligations	(6,469)
Accruals for estimated future stock rotation and scrap returns	1,461
Less: Release of accruals for recognized stock rotation and scrap returns	(1,812)
Contract liabilities as of March 29, 2025	$4,362

Note 4 - Balance Sheet Components

Accounts Receivable

Accounts receivable do not bear interest and are shown net of an allowance for expected lifetime credit losses, which reflects our best estimate of probable losses inherent in the accounts receivable balance, as described in our 2024 10-K.

	March 29,	December 28,
(In thousands)	2025	2024
Accounts receivable	$84,545	$81,060
Less: Allowance for credit losses	—	—
Accounts receivable, net	$84,545	$81,060

Inventories

	March 29,	December 28,
(In thousands)	2025	2024
Work in progress	$75,344	$82,273
Finished goods	19,546	21,137
Total inventories, net	$94,890	$103,410

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	March 29,	December 28,
(In thousands)	2025	2024
United States	$27,511	$26,578

Taiwan	11,440	11,234
Philippines	6,088	6,086
India	3,550	2,165
China	2,845	2,504
Other	4,265	4,421
Total foreign property and equipment, net	28,188	26,410
Total property and equipment, net	$55,699	$52,988

Accrued Liabilities

Included in Accrued liabilities in the Consolidated Balance Sheets are the following balances:

	March 29,	December 28,
(In thousands)	2025	2024
Current portion of liability for non-cancelable contracts	$12,323	$13,534
Contract liabilities	4,362	11,182
Liability for expiring production materials	3,520	7,019
Current portion of operating lease liabilities	5,566	5,818
Other accrued liabilities	4,999	8,085
Total accrued liabilities	$30,770	$45,638

Other Long-Term Liabilities

Included in Other long-term liabilities in the Consolidated Balance Sheets are the following balances:

	March 29,	December 28,
(In thousands)	2025	2024
Long-term portion of liability for non-cancelable contracts	$13,778	$16,022
Other long-term liabilities	7,274	7,894
Total other long-term liabilities	$21,052	$23,916

Note 5 - Long-Term Debt

On September 1, 2022, we entered into an Amended and Restated Credit Agreement (the “2022 Credit Agreement”), which provides for a five-year secured revolving loan facility with an aggregate principal amount of up to $350 million.

The revolving loans under the 2022 Credit Agreement may be repaid and reborrowed at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loan on September 1, 2027. At March 29, 2025 and December 28, 2024, we had no borrowings outstanding under the 2022 Credit Agreement. We pay a quarterly commitment fee of 0.20% on the unused portion of the revolving facility.

Note 6 - Restructuring

Under the Q3 2024 Plan, which is described in the 2024 10-K, we incurred restructuring costs of approximately $0.1 million in the first quarter of fiscal 2025. Under this plan, approximately $7.7 million of total costs have been incurred through March 29, 2025. The Q3 2024 plan is expected to be largely complete in the first half of fiscal year 2025.

Under the Q3 2023 Plan, which is described in the 2024 10-K, we incurred no restructuring costs during the first quarter of fiscal 2025 and approximately $2.3 million during the first quarter of fiscal 2024. Under this plan, approximately $7.3 million of total costs have been incurred through March 29, 2025. All actions planned under the Q3 2023 plan have been implemented.

Other restructuring activity in the periods presented consisted of expense adjustments on previous plans. Costs and adjustments on restructuring plans are recorded to Restructuring and other on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accrued liabilities and in Other long-term liabilities on our Consolidated Balance Sheets. The following table displays the activity related to our restructuring plans:

(In thousands)	Severance & Related	Lease Termination & Fixed Assets	Other (1)	Total
Accrued Restructuring at December 28, 2024	$1,905	$2,964	$—	$4,869
Restructuring	96	40	—	136
Costs paid or otherwise settled	(1,503)	(451)	—	(1,954)
Accrued Restructuring at March 29, 2025	$498	$2,553	$—	$3,051

Accrued Restructuring at December 30, 2023	$1,490	$4,508	$620	$6,618
Restructuring	2,341	(17)	(620)	1,704
Costs paid or otherwise settled	(2,979)	(354)	—	(3,333)
Accrued Restructuring at March 30, 2024	$852	$4,137	$—	$4,989

(1)	Includes termination fees on the cancellation of certain contracts

Note 7 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center. All of our facilities are leased under operating leases, which expire at various times through 2035, with a weighted-average remaining lease term of 5.5 years and a weighted-average discount rate of 5.7% as of March 29, 2025.

We recorded fixed operating lease expenses of $2.1 million for the first quarter of both fiscal 2025 and 2024.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during the first three months of fiscal 2025:

Operating lease right-of-use assets	(In thousands)
Balance as of December 28, 2024	$13,870
Right-of-use assets obtained for new lease contracts during the period	8,611
Amortization of right-of-use assets during the period	(1,909)
Adjustments for present value and foreign currency effects	157
Balance as of March 29, 2025	$20,729

Operating lease liabilities	(In thousands)
Balance as of December 28, 2024	$15,251
Lease liabilities accrued for new lease contracts during the period	8,611
Accretion of lease liabilities	233
Operating cash used for payments on lease liabilities	(2,403)
Adjustments for present value and foreign currency effects	102
Balance as of March 29, 2025	21,794
Less: Current portion of operating lease liabilities (included in Accrued liabilities)	(5,566)
Long-term operating lease liabilities, net of current portion	$16,228

Maturities of operating lease liabilities as of March 29, 2025 are as follows:

Fiscal year	(In thousands)
2025 (Remaining 3 quarters)	$4,941
2026	5,958
2027	4,162
2028	3,219
2029	1,467
Thereafter	5,716
Total lease payments	25,463
Less: amount representing interest	(3,669)
Total lease liabilities	$21,794

Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $2.6 million at March 29, 2025 and is recorded in Accrued liabilities and in Other long-term liabilities on our Consolidated Balance Sheets.

Note 8 - Intangible Assets

In connection with our past acquisitions, we have recorded identifiable intangible assets. On our Consolidated Balance Sheets at March 29, 2025 and December 28, 2024, Intangible assets, net are shown net of accumulated amortization of $164.0 million and $163.5 million, respectively. Additionally, we enter into license agreements for third-party technology and record them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2025	2024
Research and development	$479	$266
Amortization of acquired intangible assets	—	870
	$479	$1,136

Note 9 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2025	2024
Cost of revenue	$1,139	$855
Research and development	9,603	8,098
Selling, general, and administrative	9,631	9,541
Total stock-based compensation	$20,373	$18,494

Market-Based and Performance-Based Stock Compensation

In the first quarter of fiscal 2025, we granted awards of RSUs with a market condition to certain executives. Under the terms of these grants, the RSUs with a market condition vest over a three-year period based on the Company’s total shareholder return ("TSR") relative to the Russell 3000 index, which condition is measured for the grants on either the third anniversary of the grant date, or equally on the first, second, and third anniversary of the grant date for certain recently hired executives. The awards may vest at 200% if the 75th percentile of the market condition is achieved, with 100% of the units vesting at the 55th percentile, zero vesting if relative TSR is below the 25th percentile, and vesting scaling for achievement between the 25th and 75th percentile.

In the first quarter of fiscal 2025, we also granted awards of RSUs with a performance condition to certain executives. Under the terms of these grants, the RSUs with a performance condition will vest if the Company achieves year-over-year revenue growth in excess of the Gartner Non-Memory Semiconductor Revenue Growth benchmark, and the number of shares that vest will scale based on achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 250%.

During the first quarter of fiscal 2025, the Compensation Committee of the Board of Directors approved a modification to the performance condition periods and vesting criteria associated with these revenue growth performance awards and similar awards that were granted to certain executives in fiscal 2024 to align the awards with the Company's growth strategy. The modification extended the beginning and end dates of each measurement period by one year, such that the performance condition will be measured annually after each fiscal year-end for one-fourth of the grants with the first measurement period beginning in fiscal 2026 and the last measurement period ending at the end of fiscal 2029. Additionally, the awards were modified such that the measurement and vesting for each tranche will occur on the later of the filing date of the Company’s Annual Report on Form 10-K for the applicable measurement period, or the date the Gartner Non-Memory Semiconductor Revenue Growth benchmark is published. Vesting of these awards occurs approximately 4 months after the end of each measurement period. All other terms of the modified awards including the size of the awards and performance criteria remain the same.

Also during the first quarter of fiscal 2025, we granted additional awards of RSUs with a performance condition to the majority of our employee population. Under the terms of these grants, the RSUs with a performance condition will vest if the Company achieves year-over-year revenue growth targets, and the number of shares vested will scale for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 200% depending on the employee's level. The performance condition for these awards will be measured annually after each fiscal year-end for one-half of the grants beginning in fiscal 2026 through the end of fiscal 2027. Vesting of these awards occurs approximately 4 months after the end of each measurement period.

In the first three months of fiscal 2025, certain awards with a market condition granted in prior fiscal years vested. During the first quarter of fiscal 2025, the market condition for awards granted to certain executives in the first quarter of fiscal 2022 exceeded the 55th percentile of their TSR condition, and these awards vested at 134%. Also during the first quarter of fiscal 2025, the third tranche of awards granted in fiscal 2021 and 2022 with a performance condition vested. Under the terms of these grants, the RSUs with a performance condition will vest based on the Company generating specified levels of year-over-year revenue growth, which are measured annually for one-fourth of the grants after each fiscal year-end through the end of fiscal 2024, with vesting of each tranche occurring 13 months after the performance condition is met. Vesting of these awards scales for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 200%. The third tranche of these awards vested at the 116.3% level of achievement, based on the Company's year-over-year revenue growth performance as of December 30, 2023. For the fourth tranche of these awards, the Company did not meet the year-over-year revenue growth performance criteria as of December 28, 2024.

For our awards with a market condition or performance condition, we incurred stock compensation expense of approximately $4.2 million and $5.9 million, respectively, in the first quarter of fiscal 2025 and 2024. These amounts are recorded as components of total stock-based compensation.

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Total
Balance, December 28, 2024	1,593
Granted	486
Effect of vesting multiplier	19
Vested	(98)
Canceled	(162)
Balance, March 29, 2025	1,838

Note 10 - Common Stock Repurchase Program

On December 9, 2024, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $100 million of outstanding common stock could be repurchased from time to time (the "2025 Repurchase Program"). The duration of the 2025 Repurchase Program is through December 31, 2025.

During the first quarter of fiscal 2025, we repurchased 393,832 shares for $25.0 million, or an average price paid per share of $63.48, under the 2025 Repurchase Program. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2025 Repurchase Program were retired by the end of the first quarter of fiscal 2025. As of March 29, 2025, the remaining portion of the amount authorized for the 2025 Repurchase Program is approximately $75.0 million.

Note 11 - Income Taxes

We are subject to federal and state income tax as well as income tax in the foreign jurisdictions in which we operate. For both the first quarter of fiscal 2025 and 2024, we recorded income tax expense of approximately $3.0 million.

Income taxes for the three-month period ended March 29, 2025 and March 30, 2024 represent tax at the federal, state, and foreign statutory tax rates in addition to stock-based compensation and other non-deductible items in federal, state, and foreign jurisdictions, as well as federal tax credits. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rates for the three months ended March 29, 2025 and the three months ended March 30, 2024 resulted primarily from stock-based compensation and other non-deductible items in federal, state, and foreign jurisdictions.

The portion of our uncertain tax positions (including penalties and interest) recorded as a liability was $2.6 million and $2.5 million at March 29, 2025 and December 28, 2024, respectively, and is included as a component of Other long-term liabilities on our Consolidated Balance Sheets. The resolution of audits or expiration of statute of limitations could reduce our uncertain tax positions.

Note 12 - Contingencies

Legal Proceedings

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

Note 13 - Segment Reporting

As of March 29, 2025, we have determined that the Company operates in a single operating and reportable segment: the core Lattice business, which includes silicon-based and silicon-enabling products, evaluation boards, development hardware, and related intellectual property licensing, services, and sales.

The following table sets forth the Company’s revenue, significant expenses, and net income by its single operating and reportable segment:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2025	2024
Revenue	$120,150	$140,815

Cost of revenue	$38,422	$44,607

Gross margin	$81,728	$96,208

Total operating expenses	$74,754	$79,634

Net income	$5,022	$14,796

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 10-K.

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

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results of operations, and that require management's most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 10-K.

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

Impact of Global Economic Activity on our Business

Increased financial market volatility, inflationary pressure, uncertainty regarding potential increases in tariffs or taxes and impacts from already implemented or announced tariffs, interest rate changes, recessionary concerns, uncertainty in the financial and banking industry, and geopolitical tension continue to impact business globally and may impact our operations by causing disruption to our customers, our supply chains, and labor markets. The extent to which increased financial market volatility, inflationary pressures, tariffs and trade disruptions, and related uncertainty will impact our business activities will depend on future developments that are highly uncertain and cannot be predicted at this time. Additionally, our business is impacted by the cyclic correction affecting the broader semiconductor industry, which has seen softened demand across our end markets.

We are monitoring the rapidly evolving tariff and global trade policies and we are working to mitigate potential impacts on our business. The extent and duration of the tariffs and the resulting impact of general economic conditions on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Changes to U.S. tariff policy may adversely impact our supply chain as well as our supply chain strategies, both domestically and internationally, which may then have an adverse impact on our results of operations and business. See Part I, Item 1A. “Risk Factors” in our 2024 Annual Report on Form 10-K for further discussion on risks related to tariffs."

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Three Months Ended
	March 29,		March 30,
(In thousands)	2025		2024
Revenue	$120,150	100.0%	$140,815	100.0%

Gross margin	81,728	68.0	96,208	68.3

Research and development	41,387	34.4	40,591	28.8
Selling, general and, administrative	33,126	27.6	36,469	25.9
Amortization of acquired intangible assets	—	—	870	0.6
Restructuring and other	241	0.2	1,704	1.2
Income from operations	$6,974	5.8%	$16,574	11.8%

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

The following are examples of end market applications for the periods presented:

Communications and Computing	Industrial and Automotive	Consumer
Wireless	Security and Surveillance	Cameras
Wireline	Machine Vision	Displays
Data Networking	Industrial Automation	Wearables
Server Computing	Robotics	Televisions
Client Computing	Automotive	Home Theater
Data Storage	Drones	Sound Systems
Cloud	Factory Automation
Hyperscalers

The composition of our revenue by end market is presented in the following table:

	Three Months Ended
	March 29,		March 30,
(In thousands)	2025		2024
Communications and Computing	$57,434	47.8%	$54,619	38.8%
Industrial and Automotive	52,164	43.4	75,265	53.4
Consumer	10,552	8.8	10,931	7.8
Total revenue	$120,150	100.0%	$140,815	100.0%

Revenue from the Communications and Computing end market increased by 5% for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 primarily due to stronger demand in data center applications, partially offset by softer end market demand in telecommunications infrastructure deployments and from continued inventory normalization by customers.

Revenue from the Industrial and Automotive end market decreased by 31% for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 primarily due to softer end market demand and from continued inventory normalization by customers.

While we do not consider AI applications as a distinct end market, we expect AI-related revenue to grow over the next few years based on the growing pipeline of AI-related design wins. Our AI revenue is derived from applications across all three of our end market segments.

Revenue by Geography

We have a diverse base of customers where distributors represent a significant portion of our total revenue. Our revenue by geographical market is based on the ship-to location of our customers, which can vary from time to time. Revenue in all regions for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 has been impacted by the global macroeconomic environment.

The composition of our revenue by geography is presented in the following table:

	Three Months Ended
	March 29,		March 30,
(In thousands)	2025		2024
Asia	$77,741	64.7%	$92,428	65.6%
Americas	29,997	25.0	31,980	22.7
Europe	12,412	10.3	16,407	11.7
Total revenue	$120,150	100.0%	$140,815	100.0%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 79% and 87% for the first quarter of fiscal 2025 and 2024, respectively.

Gross Margin

The composition of our Gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2025	2024
Gross margin	$81,728	$96,208
Gross margin percentage	68.0%	68.3%

Gross margin, as a percentage of revenue, decreased 30 basis points in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. Reduced margins were primarily due to changes in product mix between the periods presented.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2025	2024	% change
Research and development	$41,387	$40,591	2.0%
Percentage of revenue	34.4%	28.8%

Research and development expense includes headcount-related costs, including cash- and stock-based compensation and benefits, R&D equipment expenses, engineering wafers, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions. The increase in Research and development expense for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to increased stock-based compensation expense, partially offset by lower costs for outside services. We believe that investing in research and development is important to delivering innovative products to our customers. We expect research and development expense to increase in the future, but to decline as a percentage of revenue.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2025	2024	% change
Selling, general, and administrative	$33,126	$36,469	(9.2)%
Percentage of revenue	27.6%	25.9%

Selling, general, and administrative expense includes headcount-related costs, including cash- and stock-based compensation and benefits, related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses. The decrease in Selling, general, and administrative expense for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to lower legal expenses.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2025	2024	% change
Amortization of acquired intangible assets	$—	$870	(100.0)%
Percentage of revenue	—%	0.6%

The decrease in Amortization of acquired intangible assets for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was due to the full impairment of the Mirametrix intangible assets in the fourth quarter of fiscal 2024.

Restructuring and Other

The composition of our Restructuring and other activity, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2025	2024	% change
Restructuring and other	$241	$1,704	(85.9)%
Percentage of revenue	0.2%	1.2%

Restructuring activity is generally comprised of expenses resulting from workforce reductions, cancellation of contracts, and consolidation of our facilities. Details of our restructuring plans and expenses accrued under them are discussed in "Note 6 - Restructuring" to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Restructuring and other costs decreased in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 primarily due to minimal restructuring activity in the current year period as compared to higher costs in the prior year period for severance under the Q3 2023 Plan.

Interest Income (Expense), net

The composition of our Interest income (expense), net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2025	2024	% change
Interest income (expense), net	$1,052	$1,307	(19.5)%
Percentage of revenue	0.9%	0.9%

Interest income (expense) for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 decreased primarily due to lower interest rates between the periods.

Other Income (Expense), net

The composition of our Other income (expense), net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2025	2024	% change
Other income (expense), net	$(45)	$(46)	(2.2)%
Percentage of revenue	(0.0)%	(0.0)%

Other income (expense) for the first quarter of fiscal 2025 and 2024 was primarily due to foreign currency effects and was essentially flat.

Income Tax Expense

The composition of our Income tax expense is presented in the following table:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2025	2024	% change
Income tax expense	$2,959	$3,039	(2.6)%

Our Income tax expense is partially offset by federal tax credits. The lower income tax expense for the current year period was primarily due to decreased worldwide income.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income before net interest income (expense), income tax (benefit) expense, depreciation and amortization, stock-based compensation, and other items that are considered unusual or not representative of underlying trends of our business, including but not limited to: legal expenses outside the ordinary course of business, restructuring, transformation, and other charges, impairments, and other non-recurring charges, if applicable for the periods presented.

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

A reconciliation of Net income to Adjusted EBITDA, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2025	2024
GAAP Net income	$5,022	$14,796
GAAP Net income margin	4.2%	10.5%

Interest (income) expense, net	(1,052)	(1,307)
Income tax expense	2,959	3,039
Amortization of acquired intangible assets	—	870
Depreciation and other amortization	8,586	8,096
Stock-based compensation (1)	20,556	19,005
Incentive compensation to be settled in equity (2)	1,528	—
Legal expenses (3)	533	3,832
Restructuring, transformation, and other (4)	1,948	1,957
Adjusted EBITDA	$40,080	$50,288
Adjusted EBITDA margin	33.4%	35.7%

(1)	The adjustments for Stock-based compensation include related payroll tax expenses.
(2)	Accruals for the portion of our annual incentive plan that we intend to settle in equity.
(3)	Legal expenses outside the ordinary course of business, including those incurred defending against claims described in our 2024 10-K.
(4)	Restructuring, transformation, and other includes transformation charges of approximately $1.0 million for the first quarter of fiscal 2025.

The decrease in Adjusted EBITDA for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due lower revenue, partially offset by reduced cost of revenue and lower operating expenses.

Liquidity and Capital Resources

The following sections discuss material changes in our financial condition from the end of fiscal 2024, including the effects of changes in our Consolidated Balance Sheets, and the effects of our credit arrangements and contractual obligations on our liquidity and capital resources. There continues to be uncertainty around the extent of market volatility, inflationary pressures, interest rate changes, recessionary concerns, uncertainty in the financial and banking industry, and geopolitical tension, which may impact our liquidity and working capital needs in future periods.

We have historically financed our operating and capital resource requirements through cash flows from operations and from the issuance of long-term debt to fund acquisitions. Cash provided by or used in operating activities will fluctuate from period to period due to fluctuations in operating results, the timing and collection of accounts receivable, and required inventory levels, among other things.

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. On September 1, 2022, we entered into our 2022 Credit Agreement, as described in "Note 5 - Long-Term Debt" under Part I, Item 1 of this report. As of March 29, 2025, we did not have significant long-term commitments for capital expenditures. For further information on our cash commitments for operating lease liabilities, see "Note 7 - Leases" under Part I, Item 1 of this report.

In the future, we may continue to consider acquisition opportunities to further extend our product or technology portfolios and further expand our product offerings. In connection with funding capital expenditures, acquisitions, securing additional wafer supply, increasing our working capital, or other purposes, we may seek to obtain equity or additional debt financing. We may also seek to obtain equity or additional debt financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than we anticipated when determining our current working capital needs.

Cash and cash equivalents

(In thousands)	March 29, 2025	December 28, 2024	$ Change	% Change
Cash and cash equivalents	$127,564	$136,291	$(8,727)	(6.4)%

As of March 29, 2025, we had Cash and cash equivalents of $127.6 million, of which approximately $49.2 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of March 29, 2025, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in Cash and cash equivalents of $8.7 million between December 28, 2024 and March 29, 2025 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first three months of fiscal 2025 was $31.9 million compared to $29.5 million for the first three months of fiscal 2024. This increase of $2.4 million was primarily driven by $10.2 million of net changes in working capital, primarily in Prepaid expenses, partially offset by $7.8 million less cash provided by net income adjusted for non-cash items.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software and intellectual property licenses. Net cash used by investing activities in the first three months of fiscal 2025 was $12.1 million compared to $7.7 million in the first three months of fiscal 2024.

Financing activities — Financing cash flows consist primarily of repurchases of common stock, tax payments related to the net share settlement of restricted stock units, and proceeds from the exercise of options to acquire common stock. Net cash used by financing activities in the first three months of fiscal 2025 was $28.8 million compared to $42.2 million in the first three months of fiscal 2024. This $13.4 million decrease was due to the following activities. During the first three months of fiscal 2025, we repurchased approximately 0.4 million shares of common stock for $25.0 million compared to the first three months of fiscal 2024, where we repurchased approximately 0.3 million shares of common stock for $20.0 million. Payments for tax withholdings on vesting of RSUs partially offset by employee exercises of stock options used net cash flows of $3.8 million in the first three months of fiscal 2025, a decrease of approximately $18.4 million from the net $22.2 million used in the first three months of fiscal 2024.

Accounts receivable, net

(In thousands)	March 29, 2025	December 28, 2024	$ Change	% Change
Accounts receivable, net	$84,545	$81,060	$3,485	4.3%
Days sales outstanding	64	63	1

Accounts receivable, net as of March 29, 2025 increased by approximately $3.5 million, or 4%, compared to December 28, 2024. This increase was due to the timing of when our customers want our products. We calculate Days sales outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	March 29, 2025	December 28, 2024	$ Change	% Change
Inventories	$94,890	$103,410	$(8,520)	(8.2)%
Days of inventory on hand	225	207	18

Inventories as of March 29, 2025 decreased $8.5 million, or approximately 8%, compared to December 28, 2024 primarily as a result of reduced wafer purchases to align with softer demand as customers continue to normalize their own inventories. Days of inventory on hand increased over the period due to lower cost of revenue.

The Days of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of revenue in that quarter. We calculate Days of inventory on hand on the basis of a 365-day year as Inventories at the end of the quarter divided by Cost of revenue during the quarter annualized and then multiplied by 365.

Credit Arrangements

As of March 29, 2025, we had no used or unused credit arrangements beyond the secured revolving loan facility described in the 2022 Credit Agreement. The details of this arrangement are described in "Note 5 - Long-Term Debt" in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Share Repurchase Program

See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Quarterly Report on Form 10-Q for more information about the share repurchase program.

New Accounting Pronouncements

The information contained under the heading "New Accounting Pronouncements" in Note 1 - Basis of Presentation to our Consolidated Financial Statements in Part I, Item 1 of this report is incorporated by reference into this Part I, Item 2.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. There have been no material changes to either the foreign currency exchange rate risk or interest rate risk previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our 2024 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors associated with our business previously described in Part I, Item 1A, “Risk Factors,” in our 2024 10-K. There have been no material changes in the risk factors included in our 2024 10-K, and this report should be read in conjunction with the risk factors set forth in our 2024 10-K. These risk factors are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we may currently deem to be immaterial could materially adversely affect our business, financial condition, or operating results, including those related to adverse macroeconomic conditions, such as tariffs and trade disruptions, rising inflation, and labor shortages, which may affect demand for our products or increase our product or labor costs, negatively impacting our revenues, gross margins, and overall financial results. If any of these risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected, and the trading price of our common stock could decline. These factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, should be carefully considered before making an investment decision relating to our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On December 9, 2024, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $100 million of outstanding common stock could be repurchased from time to time (the "2025 Repurchase Program"). The duration of the 2025 Repurchase Program is through December 31, 2025. During the first quarter of fiscal 2025, we repurchased 393,832 shares for $25.0 million, or an average price paid per share of $63.48. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2025 Repurchase Program were retired by the end of the first quarter of fiscal 2025.

The following table contains information regarding our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the first quarter of fiscal 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($M) (b)
December 29, 2024 through January 25, 2025	—	$—	—	$100.0
January 26, 2025 through February 22, 2025	129,826	$64.19	129,826	$91.7
February 23, 2025 through March 29, 2025	264,006	$63.13	264,006	$75.0
Total	393,832	$63.48	393,832	$75.0

(a)	All repurchases during the quarter were open-market transactions funded from available working capital made under the authorization from our Board of Directors to purchase up to $100.0 million of our common stock announced December 9, 2024.
(b)	As of March 29, 2025, this amount consisted of the remaining portion of the $100.0 million program authorized through December 31, 2025 that was announced December 9, 2024.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the first quarter of fiscal 2025, no executive officer or director adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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
(Registrant)

/s/ Lorenzo A. Flores
Lorenzo A. Flores
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Tonya Stevens
Tonya Stevens
Corporate Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Date: May 5, 2025