Form 10-Q
period 2025-06-28
LATTICE SEMICONDUCTOR CORP
filed 2025-08-04
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 28, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of common stock outstanding as of July 31, 2025	136,895,573

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

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; the impact of increasing trade or travel restrictions or increasing tariffs on the export and import of products between the U.S. and other countries; the impact of tariffs, trade sanctions, license requirements or similar actions on our suppliers and customers, including the impact on the costs of our products, the products into which they are integrated, and the impact on demand due to costs and uncertainty; the impact of inflationary pressures; future impacts of the ongoing military conflicts between Ukraine and Russia, and in the Middle East, and the outbreak of new, or expansion of current, military conflicts or terrorism; the impact of any deterioration in relations between Taiwan and China, and other factors affecting military, political, or economic conditions in Taiwan or elsewhere in Asia; our business strategy; our opportunities to increase our addressable market; our expectations and strategies regarding market trends and opportunities, including market drivers such as wireless and wireline communications infrastructure deployments, data center servers and networking equipment, client computing platforms, industrial Internet of Things, factory automation, robotics, automotive electronics, smart homes, prosumers, and other applications; our expectations of the impact of the uncertain trade environment, including tariffs, on customer demand; the impact of artificial intelligence (“AI”), including our expectations regarding the growth of AI-related revenue; our expectations regarding our customer base and the impacts of our customers’ actions on our business; our expectations regarding both new and existing product offerings; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our future investments in research and development; our ability to attract and retain personnel and their importance to our performance; future financial results or accounting treatments; our judgments involved in accounting matters, including revenue recognition, inventories and cost of revenue, and income taxes; actions we may take regarding the design and continued effectiveness of our internal controls over financial reporting; our use of cash; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; whether we will consider and act upon acquisition opportunities to extend our product, technology and product offerings, and the impact of such opportunities on our business; our expectations regarding taxes, including unrecognized tax benefits, and tax adjustments and allowances; whether we will pursue future stock repurchases and how any future repurchases will be funded; the future price volatility of our stock and the effects of that volatility; our ability to prevent and respond to information technology system failures, security breaches and incidents, cyberattacks or fraud, and the occurrence and impact of such cybersecurity incidents; the costs of mitigating cybersecurity risks; the impact of laws and regulations addressing privacy, data protection, and cybersecurity and our ability to comply with the same; our ability to comply with other laws and regulations, including those that are trade and tariff related, the costs of such compliance, and costs incurred if we fail to comply with such laws and regulations; our beliefs regarding legal or administrative proceedings; and impacts of global pandemics, epidemics, and other public health matters and actions of governments, businesses, and individuals in response to these situations.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands, except per share data)	2025	2024	2025	2024
Revenue	$123,971	$124,076	$244,121	$264,891
Cost of revenue	39,220	39,325	77,642	83,932
Gross margin	84,751	84,751	166,479	180,959
Operating expenses:
Research and development	43,530	38,733	84,917	79,324
Selling, general, and administrative	34,811	20,005	67,937	56,474
Amortization of acquired intangible assets	13	869	13	1,739
Restructuring and other	1,691	2,579	1,932	4,283
Total operating expenses	80,045	62,186	154,799	141,820
Income from operations	4,706	22,565	11,680	39,139
Interest income (expense), net	614	933	1,666	2,240
Other income (expense), net	(238)	254	(283)	208
Income before income taxes	5,082	23,752	13,063	41,587
Income tax expense	2,169	1,121	5,128	4,160
Net income	$2,913	$22,631	$7,935	$37,427

Net income per share:
Basic	$0.02	$0.16	$0.06	$0.27
Diluted	$0.02	$0.16	$0.06	$0.27

Shares used in per share calculations:
Basic	137,112	137,548	137,399	137,480
Diluted	137,596	138,243	137,675	138,485

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2025	2024	2025	2024
Net income	$2,913	$22,631	$7,935	$37,427
Other comprehensive income (loss):
Translation adjustment	521	(296)	903	(770)
Change in actuarial valuation of defined benefit pension, net of tax	—	—	(19)	—
Comprehensive income	$3,434	$22,335	$8,819	$36,657

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 28,	December 28,
(In thousands, except share and par value data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$107,156	$136,291
Accounts receivable, net	85,659	81,060
Inventories, net	93,832	103,410
Prepaid expenses and other current assets	35,779	44,073
Total current assets	322,426	364,834
Property and equipment, less accumulated depreciation of $131,529 at June 28, 2025 and $125,901 at December 28, 2024	62,972	52,988
Operating lease right-of-use assets	20,326	13,870
Intangible assets, net	5,074	4,587
Goodwill	315,358	315,358
Deferred income taxes	66,060	66,980
Other long-term assets	16,336	25,286
Total assets	$808,552	$843,903

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,805	$36,828
Accrued liabilities	33,552	45,638
Accrued payroll obligations	19,525	17,156
Total current liabilities	86,882	99,622
Long-term operating lease liabilities, net of current portion	15,975	9,433
Other long-term liabilities	18,647	23,916
Total liabilities	121,504	132,971
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 136,664,000 shares issued and outstanding as of June 28, 2025 and 137,704,000 shares issued and outstanding as of December 28, 2024	1,367	1,377
Additional paid-in capital	471,606	504,299
Retained earnings	217,033	209,098
Accumulated other comprehensive loss	(2,958)	(3,842)
Total stockholders' equity	687,048	710,932
Total liabilities and stockholders' equity	$808,552	$843,903

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 28,	June 29,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$7,935	$37,427
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,539	18,385
Stock-based compensation expense	44,459	21,713
Change in deferred income tax provision	1,136	(969)
Amortization of right-of-use assets	3,840	3,812
Other non-cash adjustments	324	517
Changes in assets and liabilities:
Accounts receivable, net	(4,599)	931
Inventories, net	9,578	(2,730)
Prepaid expenses and other assets	13,882	(6,717)
Accounts payable	(3,023)	470
Accrued liabilities	(19,624)	(3,523)
Accrued payroll obligations	2,369	(13,626)
Operating lease liabilities, current and long-term portions	(3,393)	(4,248)
Net cash provided by (used in) operating activities	70,423	51,442
Cash flows from investing activities:
Capital expenditures	(15,846)	(10,581)
Cash paid for software and intellectual property licenses	(7,782)	(7,607)
Net cash provided by (used in) investing activities	(23,628)	(18,188)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(7,961)	(26,980)
Proceeds from issuance of common stock	2,232	5,246
Repurchase of common stock	(70,855)	(29,999)
Net cash provided by (used in) financing activities	(76,584)	(51,733)
Effect of exchange rate change on cash	654	(622)
Net increase (decrease) in cash and cash equivalents	(29,135)	(19,101)
Beginning cash and cash equivalents	136,291	128,317
Ending cash and cash equivalents	$107,156	$109,216

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Income taxes paid, net of refunds	$4,192	$3,886
Operating lease payments	$4,187	$4,564
Accrued purchases of plant and equipment	$6,706	$160
Operating lease right-of-use assets obtained in exchange for lease obligations	$10,040	$7,162

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

The following summarizes the changes in total equity for the six-month period ended June 28, 2025:

	Common Stock		Additional		Accumulated Other
	($.01 par value)		Paid-in	Retained	Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, December 28, 2024	137,704	$1,377	$504,299	$209,098	$(3,842)	$710,932
Components of comprehensive income, net of tax:
Net income for the six months ended June 28, 2025	—	—	—	7,935	—	7,935
Other comprehensive income (loss)	—	—	—	—	884	884
Total comprehensive income						8,819
Common stock issued in connection with employee equity incentive awards, net of shares withheld for employee taxes	288	3	(5,732)	—	—	(5,729)
Stock-based compensation expense	—	—	44,459	—	—	44,459
Repurchase of common stock	(1,328)	(13)	(71,420)	—	—	(71,433)
Balances, June 28, 2025	136,664	$1,367	$471,606	$217,033	$(2,958)	$687,048

The following summarizes the changes in total equity for the six-month period ended June 29, 2024:

	Common Stock		Additional		Accumulated Other
	($.01 par value)		Paid-in	Retained	Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, December 30, 2023	137,340	$1,373	$545,586	$147,967	$(2,906)	$692,020
Components of comprehensive income, net of tax:
Net income for the six months ended June 29, 2024	—	—	—	37,427	—	37,427
Other comprehensive income (loss)	—	—	—	—	(770)	(770)
Total comprehensive income						36,657
Common stock issued in connection with employee equity incentive awards, net of shares withheld for employee taxes	833	9	(21,743)	—	—	(21,734)
Stock-based compensation expense	—	—	21,713	—	—	21,713
Repurchase of common stock	(408)	(4)	(29,803)	—	—	(29,807)
Balances, June 29, 2024	137,765	$1,378	$515,753	$185,394	$(3,676)	$698,849

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

(unaudited)

The following summarizes the changes in total equity for the three-month period ended June 28, 2025:

	Common Stock		Additional		Accumulated Other
	($.01 par value)		Paid-in	Retained	Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, March 29, 2025	137,504	$1,375	$495,895	$214,120	$(3,479)	$707,911
Components of comprehensive income, net of tax:
Net income for the three months ended June 28, 2025	—	—	—	2,913	—	2,913
Other comprehensive income (loss)	—	—	—	—	521	521
Total comprehensive income						3,434
Common stock issued in connection with employee equity incentive awards, net of shares withheld for employee taxes	94	1	(1,951)	—	—	(1,950)
Stock-based compensation expense	—	—	24,086	—	—	24,086
Repurchase of common stock	(934)	(9)	(46,424)	—	—	(46,433)
Balances, June 28, 2025	136,664	$1,367	$471,606	$217,033	$(2,958)	$687,048

The following summarizes the changes in total equity for the three-month period ended June 29, 2024:

	Common Stock		Additional		Accumulated Other
	($.01 par value)		Paid-in	Retained	Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, March 30, 2024	137,538	$1,375	$521,904	$162,763	$(3,380)	$682,662
Components of comprehensive income, net of tax:
Net income for the three months ended June 29, 2024	—	—	—	22,631	—	22,631
Other comprehensive income (loss)	—	—	—	—	(296)	(296)
Total comprehensive income						22,335
Common stock issued in connection with employee equity incentive awards, net of shares withheld for employee taxes	370	4	436	—	—	440
Stock-based compensation expense	—	—	3,219	—	—	3,219
Repurchase of common stock	(143)	(1)	(9,806)	—	—	(9,807)
Balances, June 29, 2024	137,765	$1,378	$515,753	$185,394	$(3,676)	$698,849

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

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2025 will be a 53-week year and will end on January 3, 2026, and our fiscal 2024 was a 52-week year that ended December 28, 2024. Our second quarter of fiscal 2025 and second quarter of fiscal 2024 ended on June 28, 2025 and June 29, 2024, respectively. All references to quarterly or year-to-date financial results are references to the results for the relevant 13-week or 26-week fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue and trade accounts receivable. Sales to distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 84% and 91% for the second quarters of fiscal 2025 and 2024, respectively and 81% and 89% for the first six months of fiscal 2025 and 2024, respectively.  Distributors also account for a substantial portion of our net accounts receivable. At June 28, 2025, our two largest distributors accounted for 51% and 32% of net accounts receivable, and at December 28, 2024, our two largest distributors accounted for 45% and 36% of net accounts receivable.

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which require greater disaggregation of income tax disclosures. ASU 2023-09 aims to improve an entity’s income tax disclosures around its effective rate reconciliation, income taxes paid by jurisdiction, disaggregation of income before income taxes and income tax expense. This ASU should be applied on a prospective basis, but retrospective application is permitted. The guidance in this update is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the future effect of the adoption of this ASU will have on our consolidated financial statements and related disclosures, and do not expect it will have a material impact on our consolidated results.

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

A summary of basic and diluted Net income per share is presented in the following table:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands, except per share data)	2025	2024	2025	2024
Net income	$2,913	$22,631	$7,935	$37,427

Shares used in basic Net income per share	137,112	137,548	137,399	137,480
Dilutive effect of employee equity incentive awards	484	695	276	1,005
Shares used in diluted Net income per share	137,596	138,243	137,675	138,485

Basic Net income per share	$0.02	$0.16	$0.06	$0.27
Diluted Net income per share	$0.02	$0.16	$0.06	$0.27

The computation of diluted Net income per share excludes the effects of employee equity incentive awards that are antidilutive, aggregating approximately 1.8 million and 1.0 million shares for the second quarters of fiscal 2025 and 2024, respectively, and approximately 1.3 million and 0.9 million shares for the first six months of fiscal 2025 and 2024, respectively.

Note 3 - Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables provide information about revenue from contracts with customers disaggregated by channel and by geographical market, based on ship-to location of our customers:

	Three Months Ended				Six Months Ended
Revenue by Channel	June 28,		June 29,		June 28,		June 29,
(In thousands)	2025		2024		2025		2024
Distributors	$104,010	84%	$112,530	91%	$198,347	81%	$235,735	89%
Direct	19,961	16%	11,546	9%	45,774	19%	29,156	11%
Total revenue	$123,971	100%	$124,076	100%	$244,121	100%	$264,891	100%

Revenue by Geographical Market
(In thousands)
China	$63,696	52%	$48,159	39%	$120,831	50%	$105,031	40%
Japan	4,024	3%	23,161	19%	16,978	7%	48,149	18%
Other Asia	15,254	12%	11,299	9%	22,906	9%	21,867	8%
Asia	82,974	67%	82,619	67%	160,715	66%	175,047	66%
Americas	26,883	22%	23,609	19%	56,880	23%	55,589	21%
Europe	14,114	11%	17,848	14%	26,526	11%	34,255	13%
Total revenue	$123,971	100%	$124,076	100%	$244,121	100%	$264,891	100%

Contract Balances

Our contract assets relate primarily to our rights to consideration for licenses and royalties due to us as a member of the HDMI Founders consortium. The balance results primarily from the amount of estimated revenue related to HDMI that we have recognized to date, but which has not yet been distributed to us by the HDMI licensing agent. Contract assets are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The following table summarizes activity during the first six months of fiscal 2025:

(In thousands)
Contract assets as of December 28, 2024	$17,878
Revenues recorded during the period	14,254
Transferred to Accounts receivable or collected	(26,312)
Contract assets as of June 28, 2025	$5,820

Contract liabilities are included in Accrued liabilities on our Consolidated Balance Sheets. The following table summarizes activity during the first six months of fiscal 2025:

(In thousands)
Contract liabilities as of December 28, 2024	$11,182
Revenue recognized from satisfied performance obligations	(6,469)
Unperformed performance obligations	2,542
Accruals for estimated future stock rotation and scrap returns	3,400
Less: Release of accruals for recognized stock rotation and scrap returns	(3,172)
Contract liabilities as of June 28, 2025	$7,483

Note 4 - Balance Sheet Components

Accounts Receivable

Accounts receivable do not bear interest and are shown net of an allowance for expected lifetime credit losses, which reflects our best estimate of probable losses inherent in the accounts receivable balance, as described in our 2024 10-K.

	June 28,	December 28,
(In thousands)	2025	2024
Accounts receivable	$85,659	$81,060
Less: Allowance for credit losses	—	—
Accounts receivable, net	$85,659	$81,060

Inventories

	June 28,	December 28,
(In thousands)	2025	2024
Work in progress	$76,838	$82,273
Finished goods	16,994	21,137
Total inventories, net	$93,832	$103,410

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	June 28,	December 28,
(In thousands)	2025	2024
United States	$32,621	$26,578

Taiwan	10,282	11,234
Philippines	7,017	6,086
India	6,145	2,165
China	2,701	2,504
Other	4,206	4,421
Total foreign property and equipment, net	30,351	26,410
Total property and equipment, net	$62,972	$52,988

Accrued Liabilities

Included in Accrued liabilities in the Consolidated Balance Sheets are the following balances:

	June 28,	December 28,
(In thousands)	2025	2024
Current portion of liability for non-cancelable contracts	$11,740	$13,534
Contract liabilities	7,483	11,182
Liability for expiring production materials	2,781	7,019
Current portion of operating lease liabilities	5,923	5,818
Other accrued liabilities	5,625	8,085
Total accrued liabilities	$33,552	$45,638

Other Long-Term Liabilities

Included in Other long-term liabilities in the Consolidated Balance Sheets are the following balances:

	June 28,	December 28,
(In thousands)	2025	2024
Long-term portion of liability for non-cancelable contracts	$11,661	$16,022
Other long-term liabilities	6,986	7,894
Total other long-term liabilities	$18,647	$23,916

Note 5 - Long-Term Debt

On September 1, 2022, we entered into an Amended and Restated Credit Agreement (the “2022 Credit Agreement”), which provides for a five-year secured revolving loan facility with an aggregate principal amount of up to $350 million.

The revolving loans under the 2022 Credit Agreement may be repaid and reborrowed at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loan on September 1, 2027. At June 28, 2025 and December 28, 2024, we had no borrowings outstanding under the 2022 Credit Agreement. We pay a quarterly commitment fee of 0.20% on the unused portion of the revolving facility.

Note 6 - Restructuring

Under the Q3 2024 Plan, which is described in our 2024 10-K, we incurred restructuring costs of approximately $1.5 million and $1.6 million in the second quarter and first six months, respectively, of fiscal 2025. Under this plan, approximately $9.2 million of total costs have been incurred through June 28, 2025. The Q3 2024 plan is expected to be largely complete by the end of fiscal year 2025.

Under the Q3 2023 Plan, which is described in our 2024 10-K, we incurred no restructuring costs during the first six months of fiscal 2025, and restructuring costs of approximately $2.7 million and $5.0 million during the second quarter and first six months, respectively, of fiscal 2024. Under this plan, approximately $7.3 million of total costs have been incurred through June 28, 2025. All actions planned under the Q3 2023 plan have been implemented.

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

(In thousands)	Severance & Related	Lease Termination & Fixed Assets	Other (1)	Total
Accrued Restructuring at December 28, 2024	$1,905	$2,964	$—	$4,869
Restructuring	1,589	104	—	1,693
Costs paid or otherwise settled	(2,715)	(937)	—	(3,652)
Accrued Restructuring at June 28, 2025	$779	$2,131	$—	$2,910

Accrued Restructuring at December 30, 2023	$1,490	$4,508	$620	$6,618
Restructuring	5,001	(98)	(620)	4,283
Costs paid or otherwise settled	(3,713)	(652)	—	(4,365)
Accrued Restructuring at June 29, 2024	$2,778	$3,758	$—	$6,536

(1)	Includes termination fees on the cancellation of certain contracts

Note 7 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center. All of our facilities are leased under operating leases, which expire at various times through 2035, with a weighted-average remaining lease term of 5.4 years and a weighted-average discount rate of 5.6% as of June 28, 2025.

We recorded fixed operating lease expenses of $2.3 million and $2.2 million for the second quarter of fiscal 2025 and 2024, respectively, and $4.4 million and $4.3 million for the first six months of fiscal 2025 and 2024, respectively.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during the first six months of fiscal 2025:

Operating lease right-of-use assets	(In thousands)
Balance as of December 28, 2024	$13,870
Right-of-use assets obtained for new lease contracts during the period	10,040
Amortization of right-of-use assets during the period	(3,840)
Adjustments for present value and foreign currency effects	256
Balance as of June 28, 2025	$20,326

Operating lease liabilities	(In thousands)
Balance as of December 28, 2024	$15,251
Lease liabilities accrued for new lease contracts during the period	10,040
Accretion of lease liabilities	573
Operating cash used for payments on lease liabilities	(4,187)
Adjustments for present value and foreign currency effects	221
Balance as of June 28, 2025	21,898
Less: Current portion of operating lease liabilities (included in Accrued liabilities)	(5,923)
Long-term operating lease liabilities, net of current portion	$15,975

Maturities of operating lease liabilities as of June 28, 2025 are as follows:

Fiscal year	(In thousands)
2025 (Remaining 2 quarters)	$3,252
2026	6,494
2027	4,718
2028	3,685
2029	1,527
Thereafter	5,801
Total lease payments	25,477
Less: amount representing interest	(3,579)
Total lease liabilities	$21,898

Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $2.1 million at June 28, 2025 and is recorded in Accrued liabilities and in Other long-term liabilities on our Consolidated Balance Sheets.

Note 8 - Intangible Assets

In connection with our past acquisitions and purchases of certain intellectual property assets, we have recorded identifiable intangible assets. We also enter into license agreements for third-party technology and record them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives. On our Consolidated Balance Sheets at June 28, 2025 and December 28, 2024, Intangible assets, net are shown net of accumulated amortization of $164.6 million and $163.5 million, respectively.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2025	2024	2025	2024
Research and development	$570	$247	$1,049	$513
Amortization of acquired intangible assets	13	869	13	1,739
	$583	$1,116	$1,062	$2,252

Note 9 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2025	2024	2025	2024
Cost of revenue	$1,103	$800	$2,242	$1,655
Research and development	10,271	5,865	19,874	13,963
Selling, general, and administrative	12,712	(3,446)	22,343	6,095
Total stock-based compensation	$24,086	$3,219	$44,459	$21,713

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

Also during the first six months of fiscal 2025, we granted additional awards of RSUs with a performance condition to the majority of our employee population. Under the terms of these grants, the RSUs with a performance condition will vest if the Company achieves year-over-year revenue growth targets, and the number of shares vested will scale for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 200% depending on the employee's level. The performance condition for these awards will be measured annually after each fiscal year-end for one-half of the grants beginning in fiscal 2026 through the end of fiscal 2027. Vesting of these awards occurs approximately 4 months after the end of each measurement period.

In the first six months of fiscal 2025, certain awards with a market condition granted in prior fiscal years vested. During the first quarter of fiscal 2025, the market condition for awards granted to certain executives in the first quarter of fiscal 2022 exceeded the 55th percentile of their TSR condition, and these awards vested at 134%. Also during the first quarter of fiscal 2025, the third tranche of awards granted in fiscal 2021 and 2022 with a performance condition vested. Under the terms of these grants, the RSUs with a performance condition will vest based on the Company generating specified levels of year-over-year revenue growth, which are measured annually for one-fourth of the grants after each fiscal year-end through the end of fiscal 2024, with vesting of each tranche occurring 13 months after the performance condition is met. Vesting of these awards scales for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 200%. The third tranche of these awards vested at the 116.3% level of achievement, based on the Company's year-over-year revenue growth performance as of December 30, 2023. For the fourth tranche of these awards, the Company did not meet the year-over-year revenue growth performance criteria as of December 28, 2024.

For our awards with a market condition or performance condition, we incurred stock compensation expense of approximately $5.6 million and $9.8 million, respectively, in the second quarter and first six months of fiscal 2025. In the second quarter of fiscal 2024, we recorded benefits from forfeitures of approximately $15.1 million due to executive departures, which was partially offset by stock compensation expense of approximately $6.1 million and $12.0 million, respectively, in the second quarter and first six months of fiscal 2024. These amounts are recorded as components of total stock-based compensation.

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Total
Balance, December 28, 2024	1,593
Granted	794
Effect of vesting multiplier	19
Vested	(98)
Canceled	(188)
Balance, June 28, 2025	2,120

Note 10 - Common Stock Repurchase Program

On December 9, 2024, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $100 million of outstanding common stock could be repurchased from time to time (the "2025 Repurchase Program"). The duration of the 2025 Repurchase Program is through December 31, 2025.

During the second quarter of fiscal 2025, we repurchased 933,895 shares for $45.9 million, or an average price paid per share of $49.10, under the 2025 Repurchase Program. During the first six months of fiscal 2025, we have repurchased a total of 1,327,727 shares for $70.9 million, or an average price paid per share of $53.37. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2025 Repurchase Program were retired by the end of the second quarter of fiscal 2025. As of June 28, 2025, the remaining portion of the amount authorized for the 2025 Repurchase Program is approximately $29.1 million.

Note 11 - Income Taxes

We are subject to federal and state income tax as well as income tax in the foreign jurisdictions in which we operate. For the second quarter of fiscal 2025 and 2024, we recorded income tax expense of approximately $2.2 million and $1.1 million, respectively. For the first six months of fiscal 2025 and 2024, we recorded income tax expense of approximately $5.1 million and $4.2 million, respectively. Income taxes for the three- and six-month periods ended June 28, 2025 and June 29, 2024 represent tax at the federal, state, and foreign statutory tax rates in addition to stock-based compensation and other non-deductible items in federal, state, and foreign jurisdictions, as well as federal tax credits. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rates for the three and six months ended June 28, 2025 and the three and six months ended June 29, 2024 resulted primarily from stock-based compensation and other non-deductible items in federal, state, and foreign jurisdictions.

The portion of our uncertain tax positions (including penalties and interest) recorded as a liability was $2.6 million and $2.5 million at June 28, 2025 and December 28, 2024, respectively, and is included as a component of Other long-term liabilities on our Consolidated Balance Sheets. The resolution of audits or expiration of statute of limitations could reduce our uncertain tax positions.

On  July 4, 2025, the United States enacted tax legislation (the “Tax Act”). The Tax Act includes significant provisions, such as the permanent extension of certain expiring provisions of The 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates with certain provisions effective in 2025. We are in the process of assessing the impact of the Tax Act to our consolidated financial statements.

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

Note 13 - Segment Reporting

As of June 28, 2025, we have determined that the Company operates in a single operating and reportable segment: the core Lattice business, which includes silicon-based and silicon-enabling products, evaluation boards, development hardware, and related intellectual property licensing, services, and sales.

The following table sets forth the Company’s revenue, significant expenses, and net income by its single operating and reportable segment:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2025	2024	2025	2024
Revenue	$123,971	$124,076	$244,121	$264,891

Cost of revenue	$39,220	$39,325	$77,642	$83,932

Gross margin	$84,751	$84,751	$166,479	$180,959

Total operating expenses	$80,045	$62,186	$154,799	$141,820

Net income	$2,913	$22,631	$7,935	$37,427

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

Impact of Global Economic Conditions on our Business

We depend in part on stable trade, political, geopolitical, economic, and regulatory environments in the countries where we do business. Increased financial market volatility, inflationary pressure, uncertainty regarding potential increases in tariffs or taxes and impacts from already implemented or announced tariffs, interest rate changes, recessionary concerns, uncertainty in the financial and banking industry, and geopolitical tension and conflicts continue to impact business globally and may impact our operations by causing disruption to our customers, our supply chains, and labor markets. The extent to which increased financial market volatility (including currency market volatility), inflationary pressures, tariffs and trade disruptions, and related uncertainty will impact our business activities will depend on future developments that are highly uncertain and cannot be predicted at this time. Additionally, our business is impacted by the cyclic correction affecting the broader semiconductor industry, which has seen softened demand across our end markets.

We are monitoring the rapidly evolving tariff and global trade policies, including tariffs, retaliatory tariffs, and related trade actions announced by the U.S., China, and other countries, and we are working to mitigate potential impacts on our business. The extent and duration of the tariffs and the resulting impact of general economic conditions on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions that may be granted, availability and cost of alternative sources of supply, the ability to pass additional costs to customers, and demand for our products in affected markets. Changes to U.S. and other countries’ tariff policies, such as the imposition or expansion of tariffs or export bans to specific customers or countries, may reduce or limit demand for, or increase the cost of production of, our products in certain markets, and may adversely impact our supply chain as well as our supply chain strategies, both domestically and internationally, any of which may then have an adverse impact on our results of operations and business. Significant devaluation of the U.S. dollar relative to the currencies of the countries we operate in could increase our Operating Expenses. See Part I, Item 1A. “Risk Factors” in our 2024 Annual Report on Form 10-K for further discussion on risks related to tariffs.

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Three Months Ended				Six Months Ended
	June 28,		June 29,		June 28,		June 29,
(In thousands)	2025		2024		2025		2024
Revenue	$123,971	100.0%	$124,076	100.0%	$244,121	100.0%	$264,891	100.0%

Gross margin	84,751	68.4	84,751	68.3	166,479	68.2	180,959	68.3

Research and development	43,530	35.1	38,733	31.2	84,917	34.8	79,324	29.9
Selling, general and, administrative	34,811	28.1	20,005	16.1	67,937	27.8	56,474	21.3
Amortization of acquired intangible assets	13	0.0	869	0.7	13	0.0	1,739	0.7
Restructuring and other	1,691	1.4	2,579	2.1	1,932	0.8	4,283	1.6
Income from operations	$4,706	3.8%	$22,565	18.2%	$11,680	4.8%	$39,139	14.8%

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

The following are examples of end market applications for the periods presented:

Communications and Computing	Industrial and Automotive	Consumer
Wireless	Security and Surveillance	Cameras
Wireline	Machine Vision	Displays
Data Networking	Industrial Automation	Wearables
Server Computing	Robotics	Televisions
Client Computing	Automotive	Home Theater
Data Storage	Drones	Sound Systems
Cloud	Factory Automation
Hyperscalers

The composition of our revenue by end market is presented in the following table:

	Three Months Ended				Six Months Ended
	June 28,		June 29,		June 28,		June 29,
(In thousands)	2025		2024		2025		2024
Communications and Computing	$68,664	55.4%	$54,528	44.0%	$126,098	51.6%	$109,147	41.2%
Industrial and Automotive	47,350	38.2	58,246	46.9	99,514	40.8	133,511	50.4
Consumer	7,957	6.4	11,302	9.1	18,509	7.6	22,233	8.4
Total revenue	$123,971	100.0%	$124,076	100.0%	$244,121	100.0%	$264,891	100.0%

Revenue from the Communications and Computing end market increased by 26% for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 and increased by 16% for the first six months of fiscal 2025 compared to the first six months of fiscal 2024 primarily due to stronger demand in data center applications, partially offset by softer end market demand in telecommunications infrastructure deployments and from continued inventory normalization by customers.

Revenue from the Industrial and Automotive end market decreased by 19% for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 and decreased by 25% for the first six months of fiscal 2025 compared to the first six months of fiscal 2024 primarily due to softer end market demand and from continued inventory normalization by customers.

While we do not consider AI applications as a distinct end market, we expect AI-related revenue to grow over the next few years based on the growing pipeline of AI-related design wins in a diverse set of applications across all three of our end market segments.

Revenue by Geography

We have a diverse base of customers where distributors represent a significant portion of our total revenue. Our revenue by geographical market is based on the ship-to location of our customers, which can vary from time to time. Revenue in all regions for the second quarter and first six months of fiscal 2025 compared to the second quarter and first six months of fiscal 2024 has been impacted by the global macroeconomic environment.

The composition of our revenue by geography is presented in the following table:

	Three Months Ended				Six Months Ended
	June 28,		June 29,		June 28,		June 29,
(In thousands)	2025		2024		2025		2024
Asia	$82,974	66.9%	$82,619	66.6%	$160,715	65.8%	$175,047	66.1%
Americas	26,883	21.7	23,609	19.0	56,880	23.3	55,589	21.0
Europe	14,114	11.4	17,848	14.4	26,526	10.9	34,255	12.9
Total revenue	$123,971	100.0%	$124,076	100.0%	$244,121	100.0%	$264,891	100.0%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 84% and 91% for the second quarter of fiscal 2025 and 2024, respectively, and 81% and 89% for the first six months of fiscal 2025 and 2024, respectively.

Gross Margin

The composition of our Gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2025	2024	2025	2024
Gross margin	$84,751	$84,751	$166,479	$180,959
Gross margin percentage	68.4%	68.3%	68.2%	68.3%

Gross margin, as a percentage of revenue, increased 10 basis points in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 and decreased by 10 basis points for the first six months of fiscal 2025 compared to the first six months of fiscal 2024. Changes in margins were primarily due to changes in product mix between the periods presented.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
(In thousands)	2025	2024	% change	2025	2024	% change
Research and development	$43,530	$38,733	12.4%	$84,917	$79,324	7.1%
Percentage of revenue	35.1%	31.2%		34.8%	29.9%

Research and development expense includes headcount-related costs, including cash- and stock-based compensation and benefits, R&D equipment expenses, engineering wafers, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions. The increase in Research and development expense for the second quarter and first six months of fiscal 2025 compared to the second quarter and first six months of fiscal 2024 was primarily due to the prior year reduction in stock compensation expense from the forfeiture of equity awards by departing executives. We believe that investing in research and development is important to delivering innovative products to our customers. We expect research and development expense to increase in the future, but to decline as a percentage of revenue.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
(In thousands)	2025	2024	% change	2025	2024	% change
Selling, general, and administrative	$34,811	$20,005	74.0%	$67,937	$56,474	20.3%
Percentage of revenue	28.1%	16.1%		27.8%	21.3%

Selling, general, and administrative expense includes headcount-related costs, including cash- and stock-based compensation and benefits, related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses. The increase in Selling, general, and administrative expense for the second quarter and first six months of fiscal 2025 compared to the second quarter and first six months of fiscal 2024 was primarily due to the prior year reduction in stock compensation expense from the forfeiture of equity awards by departing executives.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
(In thousands)	2025	2024	% change	2025	2024	% change
Amortization of acquired intangible assets	$13	$869	(98.5)%	$13	$1,739	(99.3)%
Percentage of revenue	0.0%	0.7%		0.0%	0.7%

The decrease in Amortization of acquired intangible assets for the second quarter and first six months of fiscal 2025 compared to the second quarter and first six months of fiscal 2024 was primarily due to the full impairment of the Mirametrix intangible assets in the fourth quarter of fiscal 2024.

Restructuring and Other

The composition of our Restructuring and other activity, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
(In thousands)	2025	2024	% change	2025	2024	% change
Restructuring and other	$1,691	$2,579	(34.4)%	$1,932	$4,283	(54.9)%
Percentage of revenue	1.4%	2.1%		0.8%	1.6%

Restructuring activity is generally comprised of expenses resulting from workforce reductions, cancellation of contracts, and consolidation of our facilities. Details of our restructuring plans and expenses accrued under them are discussed in "Note 6 - Restructuring" to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Restructuring and other costs decreased in the second quarter and first six months of fiscal 2025 compared to the second quarter and first six months of fiscal 2024 primarily due to lower costs in the current year periods for severance under the Q3 2024 Plan as compared to higher costs in the prior year periods for severance under the Q3 2023 Plan.

Interest Income (Expense), net

The composition of our Interest income (expense), net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
(In thousands)	2025	2024	% change	2025	2024	% change
Interest income (expense), net	$614	$933	(34.2)%	$1,666	$2,240	9.8%
Percentage of revenue	0.5%	0.8%		0.7%	0.8%

Interest income (expense) for the second quarter and first six months of fiscal 2025 compared to the second quarter and first six months of fiscal 2024 decreased primarily due to lower interest rates on cash and cash equivalents between the periods.

Other Income (Expense), net

The composition of our Other income (expense), net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
(In thousands)	2025	2024	% change	2025	2024	% change
Other income (expense), net	$(238)	$254	(100+)%	$(283)	$208	(100+)%
Percentage of revenue	(0.2)%	0.2%		(0.1)%	0.1%

Other income (expense) for the second quarter and first six months of fiscal 2025 and 2024 was primarily due to foreign currency effects.

Income Tax Expense

The composition of our Income tax expense is presented in the following table:

	Three Months Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
(In thousands)	2025	2024	% change	2025	2024	% change
Income tax expense	$2,169	$1,121	93.5%	$5,128	$4,160	23.3%

Our Income tax expense is partially offset by federal tax credits. The higher income tax expense for the current year periods was primarily due to lower benefits from stock-based compensation.

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

A reconciliation of Net income to Adjusted EBITDA, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2025	2024	2025	2024
GAAP Net income	$2,913	$22,631	$7,935	$37,427
GAAP Net income margin	2.3%	18.2%	3.3%	14.1%

Interest (income) expense, net	(614)	(933)	(1,666)	(2,240)
Income tax expense	2,169	1,121	5,128	4,160
Amortization of acquired intangible assets	13	869	13	1,739
Depreciation and other amortization	8,380	8,239	16,966	16,335
Stock-based compensation (1)	24,141	3,148	44,697	22,153
Incentive compensation to be settled in equity (2)	1,274	—	2,802	—
Legal expenses (3)	568	1,065	1,101	4,897
Restructuring, transformation, and other (4)	3,382	3,879	5,330	5,836
Adjusted EBITDA	$42,226	$40,019	$82,306	$90,307
Adjusted EBITDA margin	34.1%	32.3%	33.7%	34.1%

(1)	Includes stock-based compensation and related payroll tax expenses.
(2)	Includes accruals for the portion of our annual incentive plan that we intend to settle in equity.
(3)	Includes legal expenses outside the ordinary course of business, including those incurred defending against claims described in our 2024 10-K.
(4)

Includes transformation charges of $1.5 million in the second quarter of fiscal 2025 and $2.5 million in the first six months of fiscal 2025, and $0.8 million in the second quarter and first six months of fiscal 2024.

Adjusted EBITDA increased for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 primarily due to lower operating expenses. The decrease in Adjusted EBITDA for the first six months of fiscal 2025 compared to the first six months of fiscal 2024 was primarily due to lower revenue, partially offset by reduced cost of revenue and lower operating expenses.

Liquidity and Capital Resources

The following sections discuss material changes in our financial condition from the end of fiscal 2024, including the effects of changes in our Consolidated Balance Sheets, and the effects of our credit arrangements and contractual obligations on our liquidity and capital resources. There continues to be uncertainty around the extent of market volatility, the impact of tariffs, inflationary pressures, interest rate changes, recessionary concerns, uncertainty in the financial and banking industry, and geopolitical tension, which may impact our liquidity and working capital needs in future periods.

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

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. On September 1, 2022, we entered into our 2022 Credit Agreement, as described in "Note 5 - Long-Term Debt" under Part I, Item 1 of this report. As of June 28, 2025, we did not have significant long-term commitments for capital expenditures. For further information on our cash commitments for operating lease liabilities, see "Note 7 - Leases" under Part I, Item 1 of this report.

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

Cash and cash equivalents

(In thousands)	June 28, 2025	December 28, 2024	$ Change	% Change
Cash and cash equivalents	$107,156	$136,291	$(29,135)	(21.4)%

As of June 28, 2025, we had Cash and cash equivalents of $107.2 million, of which approximately $28.0 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of June 28, 2025, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in Cash and cash equivalents of $29.1 million between December 28, 2024 and June 28, 2025 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first six months of fiscal 2025 was $70.4 million compared to $51.4 million for the first six months of fiscal 2024. This increase of $19.0 million was primarily driven by $23.7 million of net changes in working capital, primarily in Prepaid expenses, partially offset by $4.7 million less cash provided by net income adjusted for non-cash items.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software and intellectual property licenses. Net cash used by investing activities in the first six months of fiscal 2025 was $23.6 million compared to $18.2 million in the first six months of fiscal 2024.

Financing activities — Financing cash flows consist primarily of repurchases of common stock, tax payments related to the net share settlement of restricted stock units, and proceeds from the exercise of options to acquire common stock. Net cash used by financing activities in the first six months of fiscal 2025 was $76.6 million compared to $51.7 million in the first six months of fiscal 2024. This $24.9 million increase was due to the following activities. During the first six months of fiscal 2025, we repurchased approximately 1.3 million shares of common stock for $70.9 million compared to the first six months of fiscal 2024, where we repurchased approximately 0.4 million shares of common stock for $30.0 million. Payments for tax withholdings on vesting of RSUs partially offset by employee exercises of stock options used net cash flows of $5.7 million in the first six months of fiscal 2025, a decrease of approximately $16.0 million from the net $21.7 million used in the first six months of fiscal 2024.

Accounts receivable, net

(In thousands)	June 28, 2025	December 28, 2024	$ Change	% Change
Accounts receivable, net	$85,659	$81,060	$4,599	5.7%
Days sales outstanding	63	63	—

Accounts receivable, net as of June 28, 2025 increased by approximately $4.6 million, or 6%, compared to December 28, 2024. This increase was due to the timing of when our customers want our products. We calculate Days sales outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	June 28, 2025	December 28, 2024	$ Change	% Change
Inventories	$93,832	$103,410	$(9,578)	(9.3)%
Days of inventory on hand	218	207	11

Inventories as of June 28, 2025 decreased $9.6 million, or approximately 9%, compared to December 28, 2024 primarily as a result of reduced wafer purchases to align with softer demand as customers continue to normalize their own inventories. Days of inventory on hand increased over the period due to lower cost of revenue.

The Days of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of revenue in that quarter. We calculate Days of inventory on hand on the basis of a 365-day year as Inventories at the end of the quarter divided by Cost of revenue during the quarter annualized and then multiplied by 365.

Credit Arrangements

As of June 28, 2025, we had no used or unused credit arrangements beyond the secured revolving loan facility described in the 2022 Credit Agreement. The details of this arrangement are described in "Note 5 - Long-Term Debt" in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On December 9, 2024, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $100 million of outstanding common stock could be repurchased from time to time (the "2025 Repurchase Program"). The duration of the 2025 Repurchase Program is through December 31, 2025. During the second quarter of fiscal 2025, we repurchased 933,895 shares for $45.9 million, or an average price paid per share of $49.10. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2025 Repurchase Program were retired by the end of the second quarter of fiscal 2025.

The following table contains information regarding our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the second quarter of fiscal 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($M) (b)
March 30, 2025 through April 26, 2025	—	$—	—	$75.0
April 27, 2025 through May 24, 2025	797,345	$49.54	797,345	$35.5
May 25, 2025 through June 28, 2025	136,550	$46.55	136,550	$29.1
Total	933,895	$49.10	933,895	$—

(a)	All repurchases during the quarter were open-market transactions funded from available working capital made under the authorization from our Board of Directors to purchase up to $100.0 million of our common stock announced December 9, 2024.
(b)	As of June 28, 2025, this amount consisted of the remaining portion of the $100.0 million program authorized through December 31, 2025 that was announced December 9, 2024.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

On May 29, 2025, Tracy Feanny, Senior Vice President, General Counsel and Secretary, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c), pursuant to which an estimated aggregate of 21,963 shares of our Common Stock may be sold. The aggregate number of shares sold may differ based on tax withholdings for vesting stock awards, and actual market achievement for performance RSUs. The duration of the trading arrangement is until June 15, 2026, or earlier if all transactions under the trading arrangement are completed.

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

Date: August 4, 2025