Form 10-Q
period 2025-09-27
LATTICE SEMICONDUCTOR CORP
filed 2025-11-03
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 27, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of common stock outstanding as of October 30, 2025	136,786,394

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

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; the impact of increasing trade or travel restrictions or increasing tariffs on the export and import of products between the U.S. and other countries; the impact of tariffs, trade sanctions, license requirements or similar actions on our suppliers, distributors, channel partners, and customers, including the impact on the costs of our products, the products into which they are integrated, and the impact on demand due to costs and uncertainty; our significant reliance on a small number of distributors; the impact of inflationary pressures; future impacts of the ongoing military conflicts between Ukraine and Russia, and in the Middle East, and the outbreak of new, or expansion of current, military conflicts or terrorism; the impact of any deterioration in relations between Taiwan and China, and other factors affecting military, political, or economic conditions in Taiwan or elsewhere in Asia; our business strategy; our opportunities to increase our addressable market; our expectations and strategies regarding market trends and opportunities, including market drivers such as wireless and wireline communications infrastructure deployments, data center servers and networking equipment, client computing platforms, industrial Internet of Things, factory automation, robotics, automotive electronics, smart homes, prosumers, and other applications; our expectations of the impact of the uncertain trade environment, including tariffs, on customer demand; the impact of artificial intelligence (“AI”), including our expectations regarding the growth of AI-related revenue; our expectations regarding our customer base and the impacts of our customers’ actions on our business; our expectations regarding both new and existing product offerings; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our future investments in research and development; our ability to attract and retain personnel and their importance to our performance; future financial results or accounting treatments; our judgments involved in accounting matters, including revenue recognition, inventories and cost of revenue, and income taxes; actions we may take regarding the design and continued effectiveness of our internal controls over financial reporting; our use of cash; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; whether we will consider and act upon acquisition opportunities to extend our product, technology and product offerings, and the impact of such opportunities on our business; our expectations regarding taxes, including unrecognized tax benefits, and tax adjustments and allowances; whether we will pursue future stock repurchases and how any future repurchases will be funded; the future price volatility of our stock and the effects of that volatility; our ability to prevent and respond to information technology system failures, security breaches and incidents, cyberattacks or fraud, and the occurrence and impact of such cybersecurity incidents; the costs of mitigating cybersecurity risks; the impact of laws and regulations addressing privacy, data protection, and cybersecurity and our ability to comply with the same; our ability to comply with other laws and regulations, including those that are trade and tariff related, the costs of such compliance, and costs incurred if we fail to comply with such laws and regulations; our beliefs regarding legal or administrative proceedings; and impacts of global pandemics, epidemics, and other public health matters and actions of governments, businesses, and individuals in response to these situations.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands, except per share data)	2025	2024	2025	2024
Revenue	$133,349	$127,091	$377,470	$391,982
Cost of revenue	42,822	39,403	120,464	123,335
Gross margin	90,527	87,688	257,006	268,647
Operating expenses:
Research and development	49,633	41,398	134,550	120,722
Selling, general, and administrative	41,402	30,994	109,339	87,468
Amortization of acquired intangible assets	20	870	33	2,609
Restructuring and other	1,006	6,899	2,938	11,182
Total operating expenses	92,061	80,161	246,860	221,981
Income (loss) from operations	(1,534)	7,527	10,146	46,666
Interest income (expense), net	602	936	2,268	3,176
Other income (expense), net	(22)	(249)	(305)	(41)
Income (loss) before income taxes	(954)	8,214	12,109	49,801
Income tax expense (benefit)	(3,748)	1,024	1,380	5,184
Net income	$2,794	$7,190	$10,729	$44,617

Net income per share:
Basic	$0.02	$0.05	$0.08	$0.32
Diluted	$0.02	$0.05	$0.08	$0.32

Shares used in per share calculations:
Basic	136,877	137,709	137,224	137,577
Diluted	138,103	137,894	138,069	138,274

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2025	2024	2025	2024
Net income	$2,794	$7,190	$10,729	$44,617
Other comprehensive income (loss):
Translation adjustment	(515)	758	388	(12)
Change in actuarial valuation of defined benefit pension, net of tax	—	—	(19)	—
Comprehensive income	$2,279	$7,948	$11,098	$44,605

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 27,	December 28,
(In thousands, except share and par value data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$117,910	$136,291
Accounts receivable, net	95,492	81,060
Inventories, net	90,716	103,410
Prepaid expenses and other current assets	38,107	44,073
Total current assets	342,225	364,834
Property and equipment, less accumulated depreciation of $132,230 at September 27, 2025 and $125,901 at December 28, 2024	72,132	52,988
Operating lease right-of-use assets	18,965	13,870
Intangible assets, net	4,729	4,587
Goodwill	315,358	315,358
Deferred income taxes	68,985	66,980
Other long-term assets	21,962	25,286
Total assets	$844,356	$843,903

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,714	$36,828
Accrued liabilities	32,086	45,638
Accrued payroll obligations	25,978	17,156
Total current liabilities	105,778	99,622
Long-term operating lease liabilities, net of current portion	14,577	9,433
Other long-term liabilities	17,601	23,916
Total liabilities	137,956	132,971
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 136,752,000 shares issued and outstanding as of September 27, 2025 and 137,704,000 shares issued and outstanding as of December 28, 2024	1,368	1,377
Additional paid-in capital	488,678	504,299
Retained earnings	219,827	209,098
Accumulated other comprehensive loss	(3,473)	(3,842)
Total stockholders' equity	706,400	710,932
Total liabilities and stockholders' equity	$844,356	$843,903

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 27,	September 28,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$10,729	$44,617
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,567	28,421
Stock-based compensation expense	80,233	38,311
Change in deferred income tax provision	(1,731)	93
Amortization of right-of-use assets	5,240	5,674
Other non-cash adjustments	742	601
Changes in assets and liabilities:
Accounts receivable, net	(14,432)	12,908
Inventories, net	12,694	(5,691)
Prepaid expenses and other assets	9,261	(28,574)
Accounts payable	10,886	(2,356)
Accrued liabilities	(26,270)	15,405
Accrued payroll obligations	8,822	(8,106)
Operating lease liabilities, current and long-term portions	(5,218)	(5,848)
Net cash provided by (used in) operating activities	117,523	95,455
Cash flows from investing activities:
Capital expenditures	(28,920)	(15,231)
Cash paid for software and intellectual property licenses	(12,213)	(12,492)
Net cash provided by (used in) investing activities	(41,133)	(27,723)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(14,580)	(30,607)
Proceeds from issuance of common stock	5,149	6,018
Repurchase of common stock	(85,855)	(46,999)
Net cash provided by (used in) financing activities	(95,286)	(71,588)
Effect of exchange rate change on cash	515	(178)
Net increase (decrease) in cash and cash equivalents	(18,381)	(4,034)
Beginning cash and cash equivalents	136,291	128,317
Ending cash and cash equivalents	$117,910	$124,283

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Income taxes paid, net of refunds	$5,294	$6,031
Operating lease payments	$5,971	$6,972
Accrued purchases of plant and equipment	$8,071	$2,391
Operating lease right-of-use assets obtained in exchange for lease obligations	$10,349	$7,288

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

The following summarizes the changes in total equity for the nine-month period ended September 27, 2025:

	Common Stock		Additional		Accumulated Other
	($.01 par value)		Paid-in	Retained	Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, December 28, 2024	137,704	$1,377	$504,299	$209,098	$(3,842)	$710,932
Components of comprehensive income, net of tax:
Net income for the nine months ended September 27, 2025	—	—	—	10,729	—	10,729
Other comprehensive income (loss)	—	—	—	—	369	369
Total comprehensive income						11,098
Common stock issued in connection with employee equity incentive awards, net of shares withheld for employee taxes	594	6	(9,437)	—	—	(9,431)
Stock-based compensation expense	—	—	80,233	—	—	80,233
Repurchase of common stock	(1,546)	(15)	(86,417)	—	—	(86,432)
Balances, September 27, 2025	136,752	$1,368	$488,678	$219,827	$(3,473)	$706,400

The following summarizes the changes in total equity for the nine-month period ended September 28, 2024:

	Common Stock		Additional		Accumulated Other
	($.01 par value)		Paid-in	Retained	Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, December 30, 2023	137,340	$1,373	$545,586	$147,967	$(2,906)	$692,020
Components of comprehensive income, net of tax:
Net income for the nine months ended September 28, 2024	—	—	—	44,617	—	44,617
Other comprehensive income (loss)	—	—	—	—	(12)	(12)
Total comprehensive income						44,605
Common stock issued in connection with employee equity incentive awards, net of shares withheld for employee taxes	1,374	14	(24,603)	—	—	(24,589)
Stock-based compensation expense	—	—	38,311	—	—	38,311
Repurchase of common stock	(779)	(8)	(46,799)	—	—	(46,807)
Balances, September 28, 2024	137,935	$1,379	$512,495	$192,584	$(2,918)	$703,540

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

(unaudited)

The following summarizes the changes in total equity for the three-month period ended September 27, 2025:

	Common Stock		Additional		Accumulated Other
	($.01 par value)		Paid-in	Retained	Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, June 28, 2025	136,664	$1,367	$471,606	$217,033	$(2,958)	$687,048
Components of comprehensive income, net of tax:
Net income for the three months ended September 27, 2025	—	—	—	2,794	—	2,794
Other comprehensive income (loss)	—	—	—	—	(515)	(515)
Total comprehensive income						2,279
Common stock issued in connection with employee equity incentive awards, net of shares withheld for employee taxes	306	3	(3,705)	—	—	(3,702)
Stock-based compensation expense	—	—	35,774	—	—	35,774
Repurchase of common stock	(218)	(2)	(14,997)	—	—	(14,999)
Balances, September 27, 2025	136,752	$1,368	$488,678	$219,827	$(3,473)	$706,400

The following summarizes the changes in total equity for the three-month period ended September 28, 2024:

	Common Stock		Additional		Accumulated Other
	($.01 par value)		Paid-in	Retained	Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, June 29, 2024	137,765	$1,378	$515,753	$185,394	$(3,676)	$698,849
Components of comprehensive income, net of tax:
Net income for the three months ended September 28, 2024	—	—	—	7,190	—	7,190
Other comprehensive income (loss)	—	—	—	—	758	758
Total comprehensive income						7,948
Common stock issued in connection with employee equity incentive awards, net of shares withheld for employee taxes	541	5	(2,860)	—	—	(2,855)
Stock-based compensation expense	—	—	16,598	—	—	16,598
Repurchase of common stock	(371)	(4)	(16,996)	—	—	(17,000)
Balances, September 28, 2024	137,935	$1,379	$512,495	$192,584	$(2,918)	$703,540

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

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2025 will be a 53-week year and will end on January 3, 2026, and our fiscal 2024 was a 52-week year that ended December 28, 2024. Our third quarter of fiscal 2025 and third quarter of fiscal 2024 ended on September 27, 2025 and September 28, 2024, respectively. All references to quarterly or year-to-date financial results are references to the results for the relevant 13-week or 39-week fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue and trade accounts receivable. Sales to distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 83% and 95% for the third quarters of fiscal 2025 and 2024, respectively and 82% and 91% for the first nine months of fiscal 2025 and 2024, respectively.  Distributors also account for a substantial portion of our net accounts receivable. At September 27, 2025, our two largest distributors accounted for 52% and 35% of net accounts receivable, and at December 28, 2024, our two largest distributors accounted for 45% and 36% of net accounts receivable.

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which require greater disaggregation of income tax disclosures. ASU 2023-09 aims to improve an entity’s income tax disclosures around its effective rate reconciliation, income taxes paid by jurisdiction, disaggregation of income before income taxes and income tax expense. The guidance in this update is effective for fiscal years beginning after December 15, 2024, but retrospective application is permitted. Early adoption is permitted. We are currently evaluating the future effect of the adoption of this ASU will have on our consolidated financial statements and disclosures, and do not expect it will have a material impact on our consolidated results.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This new guidance requires public entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of income statement. The ASU may be applied prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of adoption of this new guidance on our consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU is intended to simplify the recognition and disclosure guidance related to capitalized internal-use software costs by removing all references to software development project stages and introducing a more judgment-based framework. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years, with early adoption permitted as of the beginning of a fiscal year. This standard may be applied prospectively, retrospectively, or via a modified prospective transition method. We are currently evaluating the impact of adoption of this new guidance on our consolidated financial statements and disclosures.

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

A summary of basic and diluted Net income per share is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands, except per share data)	2025	2024	2025	2024
Net income	$2,794	$7,190	$10,729	$44,617

Shares used in basic Net income per share	136,877	137,709	137,224	137,577
Dilutive effect of employee equity incentive awards	1,226	185	845	697
Shares used in diluted Net income per share	138,103	137,894	138,069	138,274

Basic Net income per share	$0.02	$0.05	$0.08	$0.32
Diluted Net income per share	$0.02	$0.05	$0.08	$0.32

The computation of diluted Net income per share excludes the effects of employee equity incentive awards that are antidilutive, aggregating approximately 0.7 million and 2.4 million shares for the third quarters of fiscal 2025 and 2024, respectively, and approximately 0.9 million and 1.0 million shares for the first nine months of fiscal 2025 and 2024, respectively.

Note 3 - Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables provide information about revenue from contracts with customers disaggregated by channel and by geographical market, based on ship-to location of our customers:

	Three Months Ended				Nine Months Ended
Revenue by Channel	September 27,		September 28,		September 27,		September 28,
(In thousands)	2025		2024		2025		2024
Distributors	$110,992	83%	$120,266	95%	$309,339	82%	$356,001	91%
Direct	22,357	17%	6,825	5%	68,131	18%	35,981	9%
Total revenue	$133,349	100%	$127,091	100%	$377,470	100%	$391,982	100%

Revenue by Geographical Market
(In thousands)
China	$64,805	49%	$49,671	39%	$185,636	49%	$154,702	39%
Japan	7,301	5%	16,633	13%	24,279	6%	64,782	17%
Other Asia	14,605	11%	13,508	11%	37,511	10%	35,375	9%
Asia	86,711	65%	79,812	63%	247,426	65%	254,859	65%
Americas	24,871	19%	19,156	15%	81,751	22%	74,745	19%
Europe	21,767	16%	28,123	22%	48,293	13%	62,378	16%
Total revenue	$133,349	100%	$127,091	100%	$377,470	100%	$391,982	100%

Contract Balances

Our contract assets relate primarily to our rights to consideration for licenses and royalties due to us as a member of the HDMI Founders consortium. The balance results primarily from the amount of estimated revenue related to HDMI that we have recognized to date, but which has not yet been distributed to us by the HDMI licensing agent. Contract assets are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The following table summarizes activity during the first nine months of fiscal 2025:

(In thousands)
Contract assets as of December 28, 2024	$17,878
Revenues recorded during the period	20,138
Transferred to Accounts receivable or collected	(30,640)
Contract assets as of September 27, 2025	$7,376

Contract liabilities are included in Accrued liabilities on our Consolidated Balance Sheets. The following table summarizes activity during the first nine months of fiscal 2025:

(In thousands)
Contract liabilities as of December 28, 2024	$11,182
Revenue recognized from satisfied performance obligations	(6,469)
Unperformed performance obligations	1,129
Accruals for estimated future stock rotation and scrap returns	4,853
Less: Release of accruals for recognized stock rotation and scrap returns	(4,688)
Contract liabilities as of September 27, 2025	$6,007

Note 4 - Balance Sheet Components

Accounts Receivable

Accounts receivable do not bear interest and are shown net of an allowance for expected lifetime credit losses, which reflects our best estimate of probable losses inherent in the accounts receivable balance, as described in our 2024 10-K.

	September 27,	December 28,
(In thousands)	2025	2024
Accounts receivable	$95,492	$81,060
Less: Allowance for credit losses	—	—
Accounts receivable, net	$95,492	$81,060

Inventories

	September 27,	December 28,
(In thousands)	2025	2024
Work in progress	$74,392	$82,273
Finished goods	16,324	21,137
Total inventories, net	$90,716	$103,410

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	September 27,	December 28,
(In thousands)	2025	2024
United States	$40,169	$26,578

Taiwan	9,422	11,234
Philippines	6,652	6,086
India	9,514	2,165
China	2,753	2,504
Other	3,622	4,421
Total foreign property and equipment, net	31,963	26,410
Total property and equipment, net	$72,132	$52,988

Accrued Liabilities

Included in Accrued liabilities in the Consolidated Balance Sheets are the following balances:

	September 27,	December 28,
(In thousands)	2025	2024
Current portion of liability for non-cancelable contracts	$12,150	$13,534
Contract liabilities	6,007	11,182
Liability for expiring production materials	1,998	7,019
Current portion of operating lease liabilities	5,805	5,818
Other accrued liabilities	6,126	8,085
Total accrued liabilities	$32,086	$45,638

Other Long-Term Liabilities

Included in Other long-term liabilities in the Consolidated Balance Sheets are the following balances:

	September 27,	December 28,
(In thousands)	2025	2024
Long-term portion of liability for non-cancelable contracts	$11,410	$16,022
Other long-term liabilities	6,191	7,894
Total other long-term liabilities	$17,601	$23,916

Note 5 - Long-Term Debt

On September 1, 2022, we entered into an Amended and Restated Credit Agreement (the “2022 Credit Agreement”), which provides for a five-year secured revolving loan facility with an aggregate principal amount of up to $350 million.

The revolving loans under the 2022 Credit Agreement may be repaid and reborrowed at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loan on September 1, 2027. At September 27, 2025 and December 28, 2024, we had no borrowings outstanding under the 2022 Credit Agreement. We pay a quarterly commitment fee of 0.20% on the unused portion of the revolving facility.

Note 6 - Restructuring

Under the Q3 2024 Plan, which is described in our 2024 10-K, we incurred restructuring costs of approximately $0.8 million and $2.4 million in the third quarter and first nine months, respectively, of fiscal 2025, and approximately $6.5 million in both the third quarter and first nine months of fiscal 2024. Under this plan, approximately $10.0 million of total costs have been incurred through September 27, 2025. The Q3 2024 Plan is expected to be largely complete by the end of fiscal year 2025.

Under the Q3 2023 Plan, which is described in our 2024 10-K, we incurred no restructuring costs during the first nine months of fiscal 2025, and restructuring costs of approximately $0.3 million and $5.3 million during the third quarter and first nine months, respectively, of fiscal 2024. Under this plan, approximately $7.3 million of total costs have been incurred through September 27, 2025. All actions planned under the Q3 2023 Plan have been implemented.

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

(In thousands)	Severance & Related	Lease Termination & Fixed Assets	Other (1)	Total
Accrued Restructuring at December 28, 2024	$1,905	$2,964	$—	$4,869
Restructuring	2,418	40	—	2,458
Costs paid or otherwise settled	(3,597)	(1,310)	—	(4,907)
Accrued Restructuring at September 27, 2025	$726	$1,694	$—	$2,420

Accrued Restructuring at December 30, 2023	$1,490	$4,508	$620	$6,618
Restructuring	11,851	(49)	(620)	11,182
Costs paid or otherwise settled	(4,012)	(1,094)	—	(5,106)
Accrued Restructuring at September 28, 2024	$9,329	$3,365	$—	$12,694

(1)	Includes termination fees on the cancellation of certain contracts

Note 7 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center. All of our facilities are leased under operating leases, which expire at various times through 2035, with a weighted-average remaining lease term of 5.2 years and a weighted-average discount rate of 5.6% as of September 27, 2025.

We recorded fixed operating lease expenses of $1.7 million and $2.1 million for the third quarter of fiscal 2025 and 2024, respectively, and $6.1 million and $6.4 million for the first nine months of fiscal 2025 and 2024, respectively.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during the first nine months of fiscal 2025:

Operating lease right-of-use assets	(In thousands)
Balance as of December 28, 2024	$13,870
Right-of-use assets obtained for new lease contracts during the period	10,349
Amortization of right-of-use assets during the period	(5,240)
Adjustments for present value and foreign currency effects	(14)
Balance as of September 27, 2025	$18,965

Operating lease liabilities	(In thousands)
Balance as of December 28, 2024	$15,251
Lease liabilities accrued for new lease contracts during the period	10,349
Accretion of lease liabilities	850
Operating cash used for payments on lease liabilities	(5,971)
Adjustments for present value and foreign currency effects	(97)
Balance as of September 27, 2025	20,382
Less: Current portion of operating lease liabilities (included in Accrued liabilities)	(5,805)
Long-term operating lease liabilities, net of current portion	$14,577

Maturities of operating lease liabilities as of September 27, 2025 are as follows:

Fiscal year	(In thousands)
2025 (Remaining quarter)	$1,478
2026	6,550
2027	4,774
2028	3,678
2029	1,493
Thereafter	5,647
Total lease payments	23,620
Less: amount representing interest	(3,238)
Total lease liabilities	$20,382

Lease obligations for facilities restructured prior to the adoption of Topic 842 totaled approximately $1.7 million at September 27, 2025 and is recorded in Accrued liabilities and in Other long-term liabilities on our Consolidated Balance Sheets.

Note 8 - Intangible Assets

In connection with our past acquisitions and purchases of certain intellectual property assets, we have recorded identifiable intangible assets. We also enter into license agreements for third-party technology and record them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives. On our Consolidated Balance Sheets at September 27, 2025 and December 28, 2024, Intangible assets, net are shown net of accumulated amortization of $165.2 million and $163.5 million, respectively.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2025	2024	2025	2024
Research and development	$577	$299	$1,626	$812
Amortization of acquired intangible assets	20	870	33	2,609
	$597	$1,169	$1,659	$3,421

Note 9 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2025	2024	2025	2024
Cost of revenue	$1,961	$(62)	$4,203	$1,593
Research and development	15,103	7,995	34,977	21,958
Selling, general, and administrative	18,710	8,665	41,053	14,760
Total stock-based compensation	$35,774	$16,598	$80,233	$38,311

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

Also during the first nine months of fiscal 2025, we granted additional awards of RSUs with a performance condition to the majority of our employee population. Under the terms of these grants, the RSUs with a performance condition will vest if the Company achieves year-over-year revenue growth targets, and the number of shares vested will scale for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 200% depending on the employee's level. The performance condition will be measured annually after each fiscal year-end for one-half of the grants with the first measurement period beginning in fiscal 2026 and the last measurement period ending at the end of fiscal 2027. Vesting of these awards occurs approximately 4 months after the end of each measurement period.

In the first nine months of fiscal 2025, certain awards with a market condition granted in prior fiscal years vested. During the first quarter of fiscal 2025, the market condition for awards granted to certain executives in the first quarter of fiscal 2022 exceeded the 55th percentile of their TSR condition, and these awards vested at 134%. Also during the first quarter of fiscal 2025, the third tranche of awards granted in fiscal 2021 and 2022 with a performance condition vested. Under the terms of these grants, the RSUs with a performance condition will vest based on the Company generating specified levels of year-over-year revenue growth, which are measured annually for one-fourth of the grants after each fiscal year-end through the end of fiscal 2024, with vesting of each tranche occurring 13 months after the performance condition is met. Vesting of these awards scales for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 200%. The third tranche of these awards vested at the 116.3% level of achievement, based on the Company's year-over-year revenue growth performance as of December 30, 2023. For the fourth tranche of these awards, the Company did not meet the year-over-year revenue growth performance criteria as of December 28, 2024.

For our awards with a market condition or performance condition, we incurred stock compensation expense of approximately $17.9 million and $27.7 million, respectively, in the third quarter and first nine months of fiscal 2025. In the third quarter of fiscal 2024, we incurred stock compensation expense of approximately $4.5 million, partially offset by benefits from forfeitures of approximately $2.9 million due to executive departures. In the first nine months of fiscal 2024, we recorded benefits from forfeitures of approximately $18.0 million due to executive departures, which was partially offset by stock compensation expense of approximately $16.5 million. These amounts are recorded as components of total stock-based compensation.

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Total
Balance, December 28, 2024	1,593
Granted	799
Effect of vesting multiplier	19
Vested	(101)
Canceled	(223)
Balance, September 27, 2025	2,087

Note 10 - Common Stock Repurchase Program

On December 9, 2024, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $100 million of outstanding common stock could be repurchased from time to time (the "2025 Repurchase Program"). The duration of the 2025 Repurchase Program is through December 31, 2025.

During the third quarter of fiscal 2025, we repurchased 217,820 shares for $15.0 million, or an average price paid per share of $68.86, under the 2025 Repurchase Program. During the first nine months of fiscal 2025, we have repurchased a total of 1,545,547 shares for $85.9 million, or an average price paid per share of $55.55. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2025 Repurchase Program were retired upon settlement. As of September 27, 2025, the remaining portion of the amount authorized for the 2025 Repurchase Program is approximately $14.1 million.

Note 11 - Income Taxes

We are subject to federal and state income tax as well as income tax in the foreign jurisdictions in which we operate. For the third quarter of fiscal 2025, we recorded an income tax benefit of approximately $3.7 million, and for the third quarter of fiscal 2024, we recorded income tax expense of approximately $1.0 million. For the first nine months of fiscal 2025 and 2024, we recorded income tax expense of approximately $1.4 million and $5.2 million, respectively. Income taxes for the three and nine-month periods ended September 27, 2025 and September 28, 2024 represent tax at the federal, state, and foreign statutory tax rates in addition to federal tax credits, stock-based compensation and other non-deductible items in federal, state, and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rates for the three and nine months ended September 27, 2025 and the three and nine months ended September 28, 2024 was driven by stock-based compensation, partially offset by certain discrete items in the period.

The portion of our uncertain tax positions (including penalties and interest) recorded as a liability was $2.6 million and $2.5 million at September 27, 2025 and December 28, 2024, respectively, and is included as a component of Other long-term liabilities on our Consolidated Balance Sheets. The resolution of audits or expiration of statute of limitations could reduce our uncertain tax positions.

On  July 4, 2025, the United States enacted tax legislation (the “Tax Act”). The Tax Act includes significant provisions, such as the permanent extension of certain expiring provisions of The 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates with certain provisions effective in 2025. The impacts of provisions effective in 2025 have been incorporated into the income tax provision in the third quarter and first nine months of fiscal 2025 and did not have a material impact on our effective tax rate.

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

Note 13 - Segment Reporting

As of September 27, 2025, we have determined that the Company operates in a single operating and reportable segment: the core Lattice business, which includes silicon-based and silicon-enabling products, evaluation boards, development hardware, and related intellectual property licensing, services, and sales.

The following table sets forth the Company’s revenue, significant expenses, and net income by its single operating and reportable segment:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2025	2024	2025	2024
Revenue	$133,349	$127,091	$377,470	$391,982

Cost of revenue	$42,822	$39,403	$120,464	$123,335

Gross margin	$90,527	$87,688	$257,006	$268,647

Total operating expenses	$92,061	$80,161	$246,860	$221,981

Net income	$2,794	$7,190	$10,729	$44,617

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

Impact of Global Economic Conditions on our Business

We depend in part on stable trade, political, geopolitical, economic, and regulatory environments in the countries where we do business. Increased financial market volatility, inflationary pressure, uncertainty regarding potential increases in tariffs or taxes and impacts from already implemented or announced tariffs, interest rate changes, recessionary concerns, uncertainty in the financial and banking industry, and geopolitical tension and conflicts continue to impact business globally and may impact our operations by causing disruption to our customers, our supply chains, and labor markets. The extent to which increased financial market volatility (including currency market volatility), inflationary pressures, tariffs and trade disruptions, and related uncertainty will impact our business activities will depend on future developments that are highly uncertain and cannot be predicted at this time. Additionally, our business has been impacted by the cyclic correction affecting the broader semiconductor industry, which has seen softened demand across our end markets.

We are monitoring the rapidly evolving tariff and global trade policies, including tariffs, retaliatory tariffs, and related trade actions announced by the U.S., China, and other countries, and we are working to mitigate potential impacts on our business. The extent and duration of the tariffs and the resulting impact of general economic conditions on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions that may be granted, availability and cost of alternative sources of supply, the ability to pass additional costs to customers, and demand for our products in affected markets. Changes to U.S. and other countries’ tariff policies, such as the imposition or expansion of tariffs or export bans to specific customers or countries, may reduce or limit demand for, or increase the cost of production of, our products in certain markets, and may adversely impact our supply chain as well as our supply chain strategies, both domestically and internationally, any of which may then have an adverse impact on our results of operations and business. Significant devaluation of the U.S. dollar relative to the currencies of the countries we operate in could increase our Operating Expenses. In addition to existing trade restrictions and tariffs, we are monitoring the U.S. government’s ongoing Section 232 investigation into the national security implications of semiconductor imports. While no new measures have been finalized, the investigation may result in additional tariffs or restrictions that could materially impact our supply chain costs, customer demand, or access to key inputs. We continue to assess potential outcomes and their implications for our operations. See Part I, Item 1A. “Risk Factors” in our 2024 Annual Report on Form 10-K for further discussion on risks related to tariffs.

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Three Months Ended				Nine Months Ended
	September 27,		September 28,		September 27,		September 28,
(In thousands)	2025		2024		2025		2024
Revenue	$133,349	100.0%	$127,091	100.0%	$377,470	100.0%	$391,982	100.0%

Gross margin	90,527	67.9	87,688	69.0	257,006	68.1	268,647	68.5

Research and development	49,633	37.2	41,398	32.6	134,550	35.6	120,722	30.8
Selling, general and, administrative	41,402	31.0	30,994	24.4	109,339	29.0	87,468	22.3
Amortization of acquired intangible assets	20	0.0	870	0.7	33	0.0	2,609	0.7
Restructuring and other	1,006	0.8	6,899	5.4	2,938	0.8	11,182	2.9
Income (loss) from operations	$(1,534)	(1.2)%	$7,527	5.9%	$10,146	2.7%	$46,666	11.9%

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

The following are examples of end market applications for the periods presented:

Communications and Computing	Industrial and Automotive	Consumer
Wireless	Security and Surveillance	Cameras
Wireline	Machine Vision	Displays
Data Networking	Industrial Automation	Wearables
Server Computing	Robotics	Televisions
Client Computing	Automotive	Home Theater
Data Storage	Drones	Sound Systems
Cloud	Factory Automation
Hyperscalers

The composition of our revenue by end market is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 27,		September 28,		September 27,		September 28,
(In thousands)	2025		2024		2025		2024
Communications and Computing	$74,027	55.5%	$60,961	48.0%	$200,125	53.0%	$170,108	43.4%
Industrial and Automotive	50,344	37.8	54,242	42.7	149,858	39.7	187,753	47.9
Consumer	8,978	6.7	11,888	9.3	27,487	7.3	34,121	8.7
Total revenue	$133,349	100.0%	$127,091	100.0%	$377,470	100.0%	$391,982	100.0%

Revenue from the Communications and Computing end market increased by 21% for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 and increased by 18% for the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024 primarily due to stronger demand in data center applications, including general-purpose and AI-specific servers, as well as wireline networking components.

Revenue from the Industrial and Automotive end market decreased by 7% for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 and decreased by 20% for the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024 primarily due to softer end market demand and from continued inventory normalization by customers.

While we do not consider AI applications as a distinct end market, we expect AI-related revenue to grow over the next few years based on the growing pipeline of AI-related design wins in a diverse set of applications across all three of our end market segments.

Revenue by Geography

We have a diverse base of customers where distributors represent a significant portion of our total revenue. Our revenue by geographical market is based on the ship-to location of our customers, which can vary from time to time. Revenue in all regions for the third quarter and first nine months of fiscal 2025 compared to the third quarter and first nine months of fiscal 2024 has been impacted by the global macroeconomic environment.

The composition of our revenue by geography is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 27,		September 28,		September 27,		September 28,
(In thousands)	2025		2024		2025		2024
Asia	$86,711	65.0%	$79,812	62.8%	$247,426	65.5%	$254,859	65.0%
Americas	24,871	18.7	19,156	15.1	81,751	21.7	74,745	19.1
Europe	21,767	16.3	28,123	22.1	48,293	12.8	62,378	15.9
Total revenue	$133,349	100.0%	$127,091	100.0%	$377,470	100.0%	$391,982	100.0%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 83% and 95% for the third quarter of fiscal 2025 and 2024, respectively, and 82% and 91% for the first nine months of fiscal 2025 and 2024, respectively.

Gross Margin

The composition of our Gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2025	2024	2025	2024
Gross margin	$90,527	$87,688	$257,006	$268,647
Gross margin percentage	67.9%	69.0%	68.1%	68.5%

Gross margin, as a percentage of revenue, decreased 110 basis points in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 and decreased by 40 basis points for the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024. Changes in margins were primarily due to higher stock-based compensation associated with market and performance based awards in the current year periods and changes in product mix between the periods presented.

Operating Expenses

Operating expenses increased year-over-year primarily due to higher stock-based compensation in the current year periods; excluding stock-based compensation, operating expenses decreased year-over-year. See "Note 9 – Stock-Based Compensation" for additional details.

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 27,	September 28,		September 27,	September 28,
(In thousands)	2025	2024	% change	2025	2024	% change
Research and development	$49,633	$41,398	19.9%	$134,550	$120,722	11.5%
Percentage of revenue	37.2%	32.6%		35.6%	30.8%

Research and development expense includes headcount-related costs, including cash- and stock-based compensation and benefits, R&D equipment expenses, engineering wafers, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions. The increase in Research and development expense for the third quarter and first nine months of fiscal 2025 compared to the third quarter and first nine months of fiscal 2024 was primarily due to higher stock-based compensation associated with market-based and performance-based awards in the current year periods coupled with the prior year reduction in stock compensation expense from the forfeiture of equity awards by departing executives. We believe that investing in research and development is important to delivering innovative products to our customers. We expect research and development expense to increase in the future, but to decline as a percentage of revenue.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 27,	September 28,		September 27,	September 28,
(In thousands)	2025	2024	% change	2025	2024	% change
Selling, general, and administrative	$41,402	$30,994	33.6%	$109,339	$87,468	25.0%
Percentage of revenue	31.0%	24.4%		29.0%	22.3%

Selling, general, and administrative expense includes headcount-related costs, including cash- and stock-based compensation and benefits, related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses. The increase in Selling, general, and administrative expense for the third quarter and first nine months of fiscal 2025 compared to the third quarter and first nine months of fiscal 2024 was primarily due to higher stock-based compensation associated with market-based and performance-based awards in the current year periods coupled with the prior year reduction in stock compensation expense from the forfeiture of equity awards by departing executives.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 27,	September 28,		September 27,	September 28,
(In thousands)	2025	2024	% change	2025	2024	% change
Amortization of acquired intangible assets	$20	$870	(97.7)%	$33	$2,609	(98.7)%
Percentage of revenue	0.0%	0.7%		0.0%	0.7%

The decrease in Amortization of acquired intangible assets for the third quarter and first nine months of fiscal 2025 compared to the third quarter and first nine months of fiscal 2024 was primarily due to the full impairment of the Mirametrix intangible assets in the fourth quarter of fiscal 2024.

Restructuring and Other

The composition of our Restructuring and other activity, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 27,	September 28,		September 27,	September 28,
(In thousands)	2025	2024	% change	2025	2024	% change
Restructuring and other	$1,006	$6,899	(85.4)%	$2,938	$11,182	(73.7)%
Percentage of revenue	0.8%	5.4%		0.8%	2.9%

Restructuring activity is generally comprised of expenses resulting from workforce reductions, cancellation of contracts, and consolidation of our facilities. Details of our restructuring plans and expenses accrued under them are discussed in "Note 6 – Restructuring" to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Restructuring and other costs decreased in the third quarter and first nine months of fiscal 2025 compared to the third quarter and first nine months of fiscal 2024 primarily due to lower costs in the current year periods for severance under the Q3 2024 Plan as compared to higher costs in the prior year periods for severance under both the Q3 2024 and Q3 2023 Plans.

Interest Income (Expense), net

The composition of our Interest income (expense), net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 27,	September 28,		September 27,	September 28,
(In thousands)	2025	2024	% change	2025	2024	% change
Interest income (expense), net	$602	$936	(35.7)%	$2,268	$3,176	(28.6)%
Percentage of revenue	0.5%	0.7%		0.6%	0.8%

Interest income (expense) for the third quarter and first nine months of fiscal 2025 compared to the third quarter and first nine months of fiscal 2024 decreased primarily due to lower interest rates on cash and cash equivalents between the periods.

Other Income (Expense), net

The composition of our Other income (expense), net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 27,	September 28,		September 27,	September 28,
(In thousands)	2025	2024	% change	2025	2024	% change
Other income (expense), net	$(22)	$(249)	(91.2)%	$(305)	$(41)	100+%
Percentage of revenue	(0.0)%	(0.2)%		(0.1)%	(0.0)%

Other income (expense) for the third quarter and first nine months of fiscal 2025 and 2024 was primarily due to foreign currency effects.

Income Tax Expense (Benefit)

The composition of our Income tax expense is presented in the following table:

	Three Months Ended			Nine Months Ended
	September 27,	September 28,		September 27,	September 28,
(In thousands)	2025	2024	% change	2025	2024	% change
Income tax expense (benefit)	$(3,748)	$1,024	(100+)%	$1,380	$5,184	(73.4)%

Our Income tax expense (benefit) is partially offset by federal tax credits. The income tax (benefit) in the third quarter of fiscal 2025 and lower income tax expense for the first nine months of fiscal 2025 was primarily due to tax benefits related to increased federal tax credits.

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

A reconciliation of Net income to Adjusted EBITDA, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2025	2024	2025	2024
GAAP Net income	$2,794	$7,190	$10,729	$44,617
GAAP Net income margin	2.1%	5.7%	2.8%	11.4%

Interest (income) expense, net	(602)	(936)	(2,268)	(3,176)
Income tax expense (benefit)	(3,748)	1,024	1,380	5,184
Amortization of acquired intangible assets	20	870	33	2,609
Depreciation and other amortization	8,734	9,036	25,700	25,371
Stock-based compensation (1)	35,978	16,710	80,675	38,863
Incentive compensation to be settled in equity (2)	1,896	—	4,698	—
Transformation charges	1,347	927	3,900	1,738
Legal expenses (3)	6	170	1,107	5,067
Restructuring and other	1,020	7,552	3,797	12,577
Adjusted EBITDA	$47,445	$42,543	$129,751	$132,850
Adjusted EBITDA margin	35.6%	33.5%	34.4%	33.9%

(1)	Includes stock-based compensation and related payroll tax expenses.
(2)	Includes accruals for the portion of our annual incentive plan that we intend to settle in equity.
(3)	Includes legal expenses outside the ordinary course of business, including those incurred defending against claims described in our 2024 10-K.

Adjusted EBITDA increased for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 primarily due to higher adjusted gross margin and lower adjusted operating expenses. The decrease in Adjusted EBITDA for the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024 was primarily due to lower adjusted gross margin, partially offset by lower adjusted operating expenses.

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

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. On September 1, 2022, we entered into our 2022 Credit Agreement, as described in "Note 5 – Long-Term Debt" under Part I, Item 1 of this report. As of September 27, 2025, we did not have significant long-term commitments for capital expenditures. For further information on our cash commitments for operating lease liabilities, see "Note 7 – Leases" under Part I, Item 1 of this report.

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

Cash and cash equivalents

(In thousands)	September 27, 2025	December 28, 2024	$ Change	% Change
Cash and cash equivalents	$117,910	$136,291	$(18,381)	(13.5)%

As of September 27, 2025, we had Cash and cash equivalents of $117.9 million, of which approximately $48.0 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of September 27, 2025, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in Cash and cash equivalents of $18.4 million between December 28, 2024 and September 27, 2025 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first nine months of fiscal 2025 was $117.5 million compared to $95.5 million for the first nine months of fiscal 2024. This increase of $22.0 million was primarily driven by $17.9 million of net changes in working capital coupled with $4.1 million more cash provided by net income adjusted for non-cash items.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software and intellectual property licenses. Net cash used by investing activities in the first nine months of fiscal 2025 was $41.1 million compared to $27.7 million in the first nine months of fiscal 2024.

Financing activities — Financing cash flows consist primarily of repurchases of common stock, tax payments related to the net share settlement of restricted stock units, and proceeds from the exercise of options to acquire common stock. Net cash used by financing activities in the first nine months of fiscal 2025 was $95.3 million compared to $71.6 million in the first nine months of fiscal 2024. This $23.7 million increase was due to the following activities. During the first nine months of fiscal 2025, we repurchased approximately 1.5 million shares of common stock for $85.9 million compared to the first nine months of fiscal 2024, where we repurchased approximately 0.8 million shares of common stock for $47.0 million. Payments for tax withholdings on vesting of RSUs partially offset by purchases under the employee stock purchase plan used net cash flows of $9.4 million in the first nine months of fiscal 2025, a decrease of approximately $15.2 million from the net $24.6 million used in the first nine months of fiscal 2024.

Accounts receivable, net

(In thousands)	September 27, 2025	December 28, 2024	$ Change	% Change
Accounts receivable, net	$95,492	$81,060	$14,432	17.8%
Days sales outstanding	65	63	2

Accounts receivable, net as of September 27, 2025 increased by approximately $14.4 million, or 18%, compared to December 28, 2024. This increase was due to order scheduling through the quarter. We calculate Days sales outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	September 27, 2025	December 28, 2024	$ Change	% Change
Inventories	$90,716	$103,410	$(12,694)	(12.3)%
Days of inventory on hand	193	207	(14)

Inventories as of September 27, 2025 decreased by approximately $12.7 million, or 12%, compared to December 28, 2024 primarily as a result of our continued optimization of inventory to efficient levels for the business. Days of inventory on hand increased over the period due to lower cost of revenue.

The Days of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of revenue in that quarter. We calculate Days of inventory on hand on the basis of a 365-day year as Inventories at the end of the quarter divided by Cost of revenue during the quarter annualized and then multiplied by 365.

Credit Arrangements

As of September 27, 2025, we had no used or unused credit arrangements beyond the secured revolving loan facility described in the 2022 Credit Agreement. The details of this arrangement are described in "Note 5 – Long-Term Debt" in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Share Repurchase Program

See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Quarterly Report on Form 10-Q for more information about the share repurchase program.

New Accounting Pronouncements

The information contained under the heading "New Accounting Pronouncements" in Note 1 – Basis of Presentation to our Consolidated Financial Statements in Part I, Item 1 of this report is incorporated by reference into this Part I, Item 2.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the third quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under "Note 12 – Contingencies – Legal Proceedings" contained in the Notes to Consolidated Financial Statements is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On December 9, 2024, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $100 million of outstanding common stock could be repurchased from time to time (the "2025 Repurchase Program"). The duration of the 2025 Repurchase Program is through December 31, 2025. During the third quarter of fiscal 2025, we repurchased 217,820 shares for $15.0 million, or an average price paid per share of $68.86. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2025 Repurchase Program were retired upon settlement.

The following table contains information regarding our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the third quarter of fiscal 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($M) (b)
June 29, 2025 through July 26, 2025	—	$—	—	$29.1
July 27, 2025 through August 23, 2025	—	$—	—	$29.1
August 24, 2025 through September 27, 2025	217,820	$68.86	217,820	$14.1
Total	217,820	$68.86	217,820	$14.1

(a)	All repurchases during the quarter were open-market transactions funded from available working capital made under the authorization from our Board of Directors to purchase up to $100.0 million of our common stock announced December 9, 2024.
(b)	As of September 27, 2025, this amount consisted of the remaining portion of the $100.0 million program authorized through December 31, 2025 that was announced December 9, 2024.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

On August 28, 2025, Pravin Desale, Senior Vice President of Research & Development, modified a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c), pursuant to which an estimated aggregate of 12,757 shares of our Common Stock may be sold. The aggregate number of shares sold may differ based on tax withholdings for vesting stock awards, and actual market achievement for performance RSUs. The duration of the trading arrangement is until August 31, 2026, or earlier if all transactions under the trading arrangement are completed.

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

Date: November 3, 2025