Form 10-K
period 2026-01-03
LATTICE SEMICONDUCTOR CORP
filed 2026-02-13
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 3, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 27, 2025	$3,426,088,902
Number of shares of common stock outstanding as of February 9, 2026	136,786,203

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the 2026 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

LATTICE SEMICONDUCTOR CORPORATION

ANNUAL REPORT ON FORM 10-K

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws. These involve estimates, assumptions, risks, and uncertainties. Any statements about our expectations, beliefs, plans, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” "possible," “predict,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential,” and similar words or phrases to identify forward-looking statements.

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; current and future impacts of the macroeconomic climate, including ongoing global military conflicts and actions of governments, businesses, and individuals in response to these situations; the impact of any continuing trade or travel restrictions or increasing tariffs on the export and import of products between the U.S. and other countries, including China; the impact of any deterioration in relations between Taiwan and China, and other factors affecting military, political, or economic conditions in Taiwan or elsewhere in Asia; the impact of tariffs, trade sanctions, license requirements or similar actions on our suppliers and customers; the impact of inflationary pressures; the effects of climate dynamics and disruptive natural disasters on us, our suppliers, and our consumers, including as a result of actions by governments, businesses, and consumers in response; our business strategy; our expectations and strategies regarding market trends and opportunities, including market drivers such as wireless and wireline communications infrastructure deployments, data center servers and networking equipment, client computing platforms, industrial Internet of Things, factory automation, robotics, automotive electronics, smart homes, prosumers, and other applications; our beliefs about who we may compete with and whether we are differentiated from those competitors, as well as their potential capabilities; our expectations regarding our customer base and the impacts of our customers’ actions on our business; our expectations regarding distributor and customer purchasing patterns, inventory levels, and order timing; our expectations regarding both new and existing product offerings; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our future investments in research and development; our ability to take advantage of the process technology development efforts of semiconductor foundries and apply those technologies when they become most economically beneficial to us and to our customers; the impact of changing foundries or OSATs (as defined below) or their failure to manufacture sufficient quantities of our products at acceptable yields, as well as the impact of problems with other subcontractors or distributors; the impact if we are unable to detect product defects; the impact if our insurance proves to be inadequate to resolve claims against us; whether we will experience seasonality or cyclicality and the resulting effects on our business; our expectations about our patent portfolio, including the expiration of patents, whether, when and where we will make future filings, and the value of the patents and associated licensing agreements generally and to our business, as well as risks arising from the licensing and sale of our patents; our ability to attract and retain personnel and their importance to our performance; future financial results or accounting treatments; our judgments involved in accounting matters, including revenue recognition, inventories and cost of revenue, and income taxes; actions we may take regarding the design and continued effectiveness of our internal controls over financial reporting; our use of cash; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; the impact of our debt on our future operating and financial performance, as well as the impact if we breach a loan covenant; whether we will consider and act upon acquisition opportunities, and the timing, completion, or abandonment of such transactions and the impact of such opportunities on our business; whether we will pursue future stock repurchases and how any future repurchases will be funded; the future price volatility of our stock and the effects of that volatility; our ability or failure to prevent and respond to information technology system failures, security breaches and incidents, cyberattacks or fraud, and the occurrence and impact of such cybersecurity incidents; the costs of mitigating cybersecurity risks; the impact of artificial intelligence (“AI”), including our expectations regarding the growth of AI and our AI-related revenue; the impact of laws and regulations addressing privacy, data protection, and cybersecurity and our ability to comply with the same; our ability to comply with other laws and regulations, the costs of such compliance, and costs incurred if we fail to comply with such laws and regulations; our beliefs regarding legal or administrative proceedings; and impacts of global pandemics, epidemics, and other public health matters and actions of governments, businesses, and individuals in response to these situations.

These forward-looking statements are based on estimates and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those statements expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty; the effect of any downturn in the economy on capital markets and credit markets; the concentration of our sales in certain end markets, particularly as it relates to the concentration of our sales in the Asia Pacific region; market acceptance and demand for our existing and new products; market and technology trends; our ability to achieve yield and quality improvements; our ability to protect, license and sell our intellectual property; shortages or increased costs in our supply chain; any disruption of our distributors or distribution channels; the impact of competitive products and pricing, especially by companies with great resources than us; unanticipated warranty claims; physical and transition disruptions and costs associated with climate dynamics; unanticipated taxation requirements or positions of the U.S. Internal Revenue Service or other taxing authority, unanticipated effects of tax reform, and unrecognized tax benefits and tax adjustments and allowances; our ability to attract and retain key personnel; the sufficiency of our insurance coverage; the impact of our outstanding indebtedness on our strategic flexibility, liquidity and results of operations; the impact of strategic transactions; unexpected impacts of accounting guidance; unfavorable results of legal proceedings. In addition, actual results are subject to other risks and uncertainties that relate more broadly to our overall business, including those more fully described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission ("SEC"), including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

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

Our field programmable gate array ("FPGA") devices enable us to provide our customers with a strong, growing base of control, connect, and compute technologies. We believe there are multiple growth areas that will allow us to increase our addressable market. In particular, we believe there are several emerging trends in servers, infrastructure, and smart devices that are opportunities for Lattice:

●	With the growth of hyperscale data centers, our “processor agnostic” solutions are ideal for dataplane, control, and connect functions in enterprise and data center server applications.
●

With the continued data center network expansion, as well as continued Communications infrastructure build-out from 5G deployment and beyond, Lattice solutions are being adopted to control and connect a variety of functions in critical systems.

●

Vision and intelligence in systems are increasing electrification and the proliferation of sensors in smart factories, smart homes, and automobiles. Our low power, small form factor solutions are ideal for systems and sensor applications.

●

With the increase in artificial intelligence ("AI") and a multitude of applications at the network edge, Lattice devices support applications like face detection, image recognition, human-machine interface ("HMI"), and video analytics.

●

With the demand for more hardware security in the Communications, Computing, Industrial, Automotive, and Consumer markets, our devices provide enhanced platform security enabling post-quantum algorithms.

In addition, the FPGA market is continuing to grow in importance to the overall semiconductor market, driven by five secular trends acting as tailwinds. Lattice is uniquely positioned to address these trends.

●	AI is driving shorter design cycles, allowing less time to integrate auxiliary functions.
●

As application specific integrated circuit (“ASIC”) and application specific standard part ("ASSP") development costs continue to increase, allocating more functions to FPGAs improves the Return on Investment on ASICs and ASSPs and drives more designs for FPGAs.

●	As the cost of advanced nodes increase, mature process FPGAs are more economical to perform certain functions.
●

Emerging applications like security have fast-changing requirements. A perfect example is Post Quantum Cryptography ("PQC") for which FPGA programmability offers more adaptable solutions than fixed-function ASICs that can’t easily be redesigned.

●

Edge AI requires contextual intelligence near the sensor. In these applications, Lattice’s “far-edge” FPGAs can offload processing and enable the “near-edge” inference chip to focus on other tasks. Lattice FPGAs are already in these sockets today performing other functions, which gives Lattice a competitive advantage with customers.

The small and mid‑range FPGA segments are growing faster than the overall FPGA market, led by new applications in data centers and cloud, robotics, industrial automation, autonomous vehicles, electrification, IoT, telematics, aerospace and defense, and AI across these segments. These applications have driven a rapid expansion of sensors, which require massive amounts of data to be bridged, aggregated, and fused to upstream processing units. Lattice has an existing foothold in these markets today, and our goal is to be the market leader in the growing far‑edge AI segment. This is one of several catalysts that increase our confidence in Lattice’s long‑term growth opportunities as we continue to execute our strategy.

Our Markets and Customers

We sell our products globally in three end market groups: Communications and Computing, Industrial and Automotive, and Consumer. We also provide Intellectual Property ("IP") licensing and services to these end markets.

In the Communications and Computing Market, our solutions can be used as primary processors or as FPGA companion chips to AI and processing applications, playing key roles in computing systems such as servers and client devices, 5G wireless infrastructure, switches, routers, and other related applications.

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

Lattice FPGAs help solve these customer problems. Our FPGAs are optimized for input/output ("I/O") expansion, hardware acceleration, “first-on, last-off” hardware security, and hardware management. Our FPGAs consume power at very low rates, which reduces operating costs. Their small form factor enables higher functional density in less space. Finally, our FPGAs are I/O rich, which allows for more connections with system ASICs and ASSPs.

Examples of where our products enable intelligent automation in the Industrial and Automotive Market include industrial Internet of Things ("IoT") and "Industry 4.0", machine vision, robotics, factory automation, advanced driver assistance systems ("ADAS"), and automotive infotainment.

Our Industrial and Automotive customers leverage our devices in the following use cases:

●	As an FPGA companion chip to vision and motion control applications: in humanoids, industrial robots, medical, Aerospace & Defense, and automotive applications.
●	As the AI “brain” in far-edge and physical AI applications.
●	In multi-function applications such as HMI, camera/lidar/radar sensor fusion, signal processing, control, and communication.

Additionally, our Industrial and Automotive customers have many opportunities to use technology to increase automation, efficiency, and productivity:

●

As factories automate to improve efficiency and employee safety, sensors, machine vision, and robotics are proliferating, in turn requiring increasing amounts of data to be gathered, connected, and processed.

●	As physical AI and humanoids/robots gain traction across factory floors and beyond, motor control, machine vision, sensor connectivity, speech recognition, person/object detection, safety, security, and low latency are critical.
●

Automobiles and other forms of transportation are also becoming smarter and more connected. Drivers and passengers are demanding better in-cabin experiences including entertainment, diagnostics, and enhanced safety — often involving multiple displays, cameras, and sensors.

●

As factories and automotive manufacturers continue their evolution of computerization, power reduction, system security, faster time to design-in and market, and lower costs are becoming increasingly essential.

Our product portfolio helps provide solutions that benefit our customers. Our small-sized, low power FPGAs not only provide the I/O expansion, bridging, connectivity, and processing inherent in FPGAs, but they also form the backbone of several integrated solutions, including hardware-based security, motor control, complete High Definition ("HD") camera and Digital Video Recorder ("DVR") solutions on a single FPGA device, and HMI on a chip. Furthermore, our FPGAs are adjacent to the sensors in industrial and automotive, enabling our customers to run their “far-edge” AI models and workloads at low latency.

In the Consumer Market, you can find our solutions making products smarter and smaller, including smart home devices, prosumer devices, sound bars, high end projectors, Augmented Reality ("AR") / Virtual Reality ("VR") devices, and wearables.

Our Consumer customers are driven by the need to deliver richer and more responsive experiences. They typically require:

●	More intelligence and computing power. Products need to be "always-on" and "always-aware."
●	Longer battery lives for wireless devices and reduced energy consumption for plugged-in devices.
●	Real-time transmission of higher resolution video content on larger screen sizes.
●	Fast design cycles. Products must be quickly and easily differentiated.
●	Smaller form factors. Products need to lay flatter on the wall or fit more easily into pockets.
●	Various levels of video processing and analytics.

Lattice FPGAs bring multiple benefits to these customers. An FPGA’s parallel architecture enables faster processing than competing devices, such as microcontrollers ("MCUs"), allowing for a user experience with shorter pauses and fewer delays. Our FPGAs are among the most power efficient in the industry, enabling the application processor and other high-power components to remain dormant longer, resulting in longer battery life. Finally, with some of the industry’s smallest packages, we enable thinner and more compact end products.

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

Field Programmable Gate Arrays (“FPGAs”)

FPGAs are regular arrays of logic that can be custom-configured by the user through software. This programmability allows our customers flexibility and reduced time to market, while allowing us to offer the chips to many different customers in many different markets.

Lattice understands product obsolescence cycles can dramatically impact our customers’ business. Lattice FPGAs offer customers supply peace of mind through a commitment to product longevity, with a large number of Lattice devices having been supported in the market for over 20 years. This is fulfilled by multi-sourcing key elements of the silicon supply chain and adding redundancy to assembly and test across multiple reputable suppliers.

Lattice maintains customer support and supply of a variety of long-standing FPGA families that have been in market for more than a decade and still garner strong customer demand today. The architectures for each of these FPGAs were developed using a highly tailored engineering approach to address a specific type of application. These include:

●	Lattice MachXO™ – Secure control small FPGAs designed to offer an unprecedented mix of low cost and high functionality in a single device. MachXO2™ FPGAs deliver high system performance, a robust architecture, support for enhanced I/O features, on-chip User Flash Memory, hardened control functions and flexible security features. MachXO3™ is an instant-on, lowest cost per I/O, non-volatile FPGA line, ideally suited for control programmable logic device ("PLD") and bridging applications across many types of systems in communications, computing, industrial, and consumer segments. MachXO3D™ builds on the XO3 architecture, adding an immutable embedded security block, enhanced control functions, expanded user flash memory, and is available in Commercial, Industrial, and AEC-Q100 qualified Automotive grade. MachXO4™ FPGAs combine low power consumption, embedded flash, high I/O density, and instant-on capability, with integrated hardened functions, broad programmability, and native support for industry-standard interfaces.
●	Lattice CrossLink™ – Video connectivity small FPGAs, optimized for high-speed video and sensor applications for the Industrial, Automotive, Communications, Computing, and Consumer markets. CrossLink™ combines the power and speed benefits of hardened video camera and display bridging cores with the flexibility of FPGA fabric and Lattice CrossLinkPlus™ devices provide users with instant-on capabilities for video display.
●	Lattice ECP™ – Small FPGAs optimized for low cost, small form factor, and low power consumption, ECP™ FPGAs are designed for compact, high-volume applications. Optimized for the Communications and Computing market, but also find significant use in the Industrial, Automotive, and Consumer markets.
●

Lattice iCE™ – Lattice’s ultra-low power small FPGAs. Their small size and ultra-low power make them the optimal products for each of our core segments where small form factor and customization is required. The latest member of the family, the iCE40 UltraPlus™ device, is focused on IoT Edge devices with its AI capabilities, low power, and small form factor.

Starting in 2019, Lattice shifted to a platform-based engineering approach to accelerate time to market when developing product families of FPGAs. This approach enables Lattice to create one foundational platform that is the basis of multiple FPGA product families. Based on these platforms, Lattice provides general purpose function FPGAs and specialized FPGAs optimized for specific applications. Lattice FPGA platforms, and their related FPGA product families, are segmented into small and mid-range categories.

●	Lattice small FPGA platforms: Lattice’s small FPGA platforms include Lattice Nexus™, which was introduced in 2019, and Lattice Nexus™ 2, introduced in 2024. The Lattice Nexus™ FPGA platform combines Lattice’s long-standing low power FPGA expertise with leading 28nm fully depleted silicon-on-insulator ("FD-SOI") semiconductor manufacturing technology to deliver industry leading low power, high performance, high reliability, and small form factor. Lattice Nexus™ 2 builds on the company’s small FPGA leadership, offering significant improvements in power and performance efficiency, advanced connectivity, and leading security relative to the competition. Typical logic capacity for small FPGAs can go up to 200K LUTs ("Look Up Tables").

Lattice FPGAs based on the Lattice Nexus™ FPGA platform include:
●	Lattice CrossLink-NX™ – Video Connectivity small FPGAs, Lattice CrossLink-NX™ FPGAs, built on the Lattice Nexus platform, provide the lowest power in the smallest packages in their class, higher performance, and high reliability. The latest device family – Lattice CrossLinkU-NX™ – are the industry’s first FPGAs with integrated USB device functionality in their class, designed to meet growing customer needs to simplify USB-based design for applications across the Computing, Industrial, Automotive, and Consumer markets.
●	Lattice Certus-NX™, Lattice CertusPro™ – General purpose small FPGAs built on the Lattice Nexus platform. Certus-NX™ lead the general-purpose FPGA market in I/O density, delivering up to twice the I/O density per mm2 in comparison to similar competing FPGAs, and provide best-in-class power savings, small size, reliability, instant-on performance, and support fast PCI Express (PCIe™) and Gigabit Ethernet interfaces to enable data co-processing, signal bridging, and system control. CertusPro-NX™ FPGAs offer leading power efficiency and the highest bandwidth in the smallest form factor in comparison to similar devices, and launched as the only FPGAs in their class with support for Low-Power Double Data Rate 4 ("LPDDR4") external memory.
●

Lattice MachXO5-NX™, Lattice MachXO5D-NX™, Lattice MachXO5-NX TDQ™ – Lattice’s line of Control & Security small FPGAs based on the Nexus™ platform. MachXO5-NX™ secure control FPGAs offer increased logic and memory resources, robust 3.3 V I/O support, and a differentiated security feature set with class-leading power efficiency and reliability. MachXO5D-NX™ FPGAs offer crypto-agile algorithms, hardware root of trust features with integrated flash, and fail-safe remote field updates for reliable and secure product lifecycle management. The latest addition to the family, MachXO5-NX TDQ™ FPGAs are the industry’s first secure control FPGAs with full Commercial National Security Algorithm ("CNSA") 2.0-compliant PQC support.

Lattice FPGAs based on the Lattice Nexus™ 2 FPGA platform include:
●	Lattice Certus-N2™ – General purpose small FPGAs designed to solve key customer challenges by combining advanced connectivity, optimized power and performance, leading security, and small size, with an optimized feature set tailored to the needs of a wide range of small FPGA applications like system expandability, secure bridging, and AI enablement.

●	Lattice mid-range FPGA platform: Lattice’s mid-range FPGA platform, Lattice Avant™, was introduced in 2022. The Lattice Avant™ 16nm FinFET platform is purpose-built to bring the company’s power efficient architecture, small size, and performance leadership to mid-range FPGAs, offering best-in-class power efficiency, advanced connectivity, and optimized compute. Lattice mid-range FPGAs are targeted at applications requiring logic density from 150K SLCs ("System Logic Cells") to above 600K SLCs.

Lattice FPGAs based on the Lattice Avant™ FPGA platform include:
	●	Lattice Avant-E™ – Mid-range FPGAs designed to solve key customer challenges at the Edge by combining class-leading power efficiency, size and performance with an optimized feature set tailored to the needs of Edge applications like data processing and AI.
	●	Lattice Avant-G™ – General purpose mid-range FPGAs that address a broad range of applications across multiple markets, offering class-leading power efficiency, small size, and optimized performance, with up to 12.5G SERDES, fast external memory support, class-leading bitstream encryption and authentication, and efficient edge AI processing capabilities.
●

Lattice Avant-X™ – Purpose-built mid-range FPGAs with advanced connectivity, including 25G SERDES supporting multi protocols including 25G Ethernet and PCIe 4.0 which are widely used in communications and high-speed industrial applications.

To enable our customers to get to market faster, we support our FPGAs with IP cores, reference designs, development kits, and design software. We are investing in our design software, such as Lattice Radiant™, to deliver best-in-class tools that enable predictable design convergence, and Lattice Propel™ for unparalleled ease in creating embedded processor-based designs. We have developed integrated system-level solution stacks, including Lattice Automate™ for industrial automation and robotics, Lattice mVision™ for low power embedded vision, Lattice ORAN™ for robust control data security, flexible fronthaul synchronization, and low power hardware acceleration for secure, adaptable, ORAN deployment, Lattice sensAI™ for Edge AI applications, Lattice Sentry™ for implementing hardware security, and Lattice Drive™ for advanced, flexible automotive system designs and applications. Further, we have edge AI application software such as Glance by Mirametrix™ that allows users to control the AI and computer vision experiences for a variety of edge applications, including client computing, industrial, and automotive applications.

We believe that Lattice has developed products and solutions with differentiated advantages. Depending on the application, we may compete with other FPGA vendors, as well as producers of ASICs, ASSPs, and microcontrollers, or may act as a companion chip to other chips.

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

Wafer Fabrication

Lattice partners with United Microelectronics Corporation ("UMC") and its subsidiary United Semiconductor Japan Corporation ("USJC") to manufacture our products on its 130nm, 90nm, 65nm, and 40nm CMOS process technologies, as well as embedded flash memory in these process nodes. We partner with Samsung Semiconductor ("Samsung") to develop and manufacture the first low-power FPGA on 28nm FD-SOI technology, which is used in our Nexus platform of FPGA products. We partner with Taiwan Semiconductor Manufacturing Company ("TSMC") to develop and manufacture on 16nm technology, which is used in our Avant and Nexus 2 platforms of FPGA products, and to manufacture our 350nm, 130nm, 55nm and 40nm products. We partner with Seiko Epson ("Epson") to manufacture our 500nm, 350nm, 250nm and 180nm products.

We source silicon wafers from our foundry partners, UMC, USJC, Samsung, TSMC, and Epson, pursuant to agreements with each company and their respective affiliates. We negotiate wafer volumes, prices, and other terms with our foundry partners and their respective affiliates on a periodic basis.

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

After wafer fabrication and initial testing, we ship wafers to independent subcontractors for assembly. During assembly, wafers are separated into individual die and encapsulated in plastic packages. We have qualified two major assembly partners, ASE and Amkor Technology ("Amkor") and are second sourced where volume and customer requirements make it necessary. All ASE and Amkor manufacturing of our products is in Asia. We negotiate assembly prices, volumes, and other terms with our assembly partners and their respective affiliates on a periodic basis.

We currently offer an extensive list of standard products in lead (Pb) free packaging. Our lead-free products meet the European Parliament Directive entitled "Restrictions on the use of Hazardous Substances" ("RoHS"). A select and growing subset of our RoHS compliant products are also offered with a "Halogen Free" material set.

Testing (Sort and Final Test)

We electrically sort test the die on most wafers prior to shipment for assembly. Wafer sort testing is primarily performed by ASE in Taiwan and Malaysia, and by our second source King Yuan Electronics Company (“KYEC”) in Taiwan.

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

In fiscal years 2025, 2024, and 2023, sales to distributors accounted for approximately 84%, 89%, and 87%, respectively, of our net revenue. We depend on our distributors to sell our products to end customers, complete order fulfillment, and maintain sufficient inventory of our products. Our distributors also provide technical support and other value-added services to our end customers. We have one global distributor, and we also have regional distributors in Asia, Japan, Europe, and Israel. Additionally, we sell through four major e-commerce distributors. Revenue from foreign sales as a percentage of total revenue was 83% for fiscal 2025, and 82% for both fiscal 2024 and 2023. We assign revenue to geographies based on ship-to location of our customers. Both foreign and domestic sales are denominated in U.S. dollars.

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

Human Capital Management

We provide a safe and positive work environment that emphasizes respect for individuals, ethical conduct, and learning and development that is facilitated by a direct employee engagement model. The health and safety of our employees is of utmost importance to us. We undertake appropriate actions to safeguard the health and well-being of our employees and our business. As of January 3, 2026, we had 1,174 employees worldwide.

We believe our employees are the foundation of our success and that our future growth depends, in part, on our ability to continue to attract and retain key executive, technical, sales, and management personnel. Due to our growth and cadence of new product introductions we are particularly focused on highly skilled engineers involved in the design, development, and support of new and existing products and processes. In order for us to attract the best talent, we provide a collaborative and innovative work environment, competitive compensation, and recognition to give our employees the opportunity to grow. We are focused on developing teams and continuing to build a culture that inspires leadership, encourages innovative thinking, and supports the development and advancement of all.

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

Risk Factor Summary

Factors Related to Economic, Political, Legal & Regulatory Business Conditions

●	Economic, political, and business conditions related to our global business.
●	The impact of tariffs, trade restrictions, export controls, sanctions or similar actions on our global business.
●	Legal and regulatory conditions related to our global business.

Factors Related to Manufacturing our Products

●	Geopolitical exposure of our subcontractors that we rely on to supply silicon wafers, packaging, and testing to manufacture our semiconductor products.
●	Our achievement of continued yield and quality improvements to meet our internal cost and customer quality goals, and the potential impact of shortages in, or increased costs of, wafers and other materials.
●	Potential warranty claims and other costs related to our products.

Factors Related to Intellectual Property

●	Fluctuations in our revenue and margins caused by the intellectual property licensing component of our business strategy.
●	Material fluctuations in our revenue and gross margins caused by intermittent sales of patents and significant licensing transactions.
●	Our ability to protect our new and existing intellectual property rights.

Factors Related to Overall Business & Operations

●	Proper functioning of our information technology systems, including in response to data breaches, cyberattacks, or cyber-fraud.
●	Goodwill impairments and other impairments under U.S. GAAP that may impact our business.
●	Changes to financial accounting standards applicable to us and any related changes to our business practices.
●	Exposure to unanticipated tax consequences as a result of changes in effective tax rates, tax laws and our global organizational structure and operations.
●	Fluctuations in foreign currency exchange rates, and our foreign currency risk management and hedging activities.
●	Weakness in our internal control over financial reporting and business processes.
●	Our ability to compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel.
●	Our failure to adequately foresee and insure against risks related to our business.
●	Limitations to our flexibility caused by incurring indebtedness.
●	Risks relating to the use or application of emerging technologies, including AI
●	The impact of climate and climate-related policies & regulations on our business.

Factors Related to Our Markets and Product Development

●	Cyclical market patterns and potential downturns in our industry or our end markets.
●	Our ability to develop and introduce new products that achieve customer and market acceptance.
●	Competition with companies that have significantly greater resources than us and numerous other product solutions.
●	Our reliance on independent contractors and third parties to provide key services in our product development and operations.

Factors Related to Our Sales and Revenue

●	Our dependence on our highly concentrated distributor model and our end customers.
●	Fluctuations in and the unpredictability of our business and our sales cycles.
●	Accounting requirements related to sales through our distribution channel.

General Risk Factors

●	The effects of inflationary pressures, interest rate fluctuations, and recessionary or economic slowdown risks.
●	Disruptions to our worldwide operations and supply chain due to natural or human-induced disasters.
●	The trading price of our common stock has been and may continue to be subject to volatility.
●	Disruption in and impacts of acquisitions, divestitures, strategic investments and strategic partnerships on our business.
●	The impact of actual and potential litigation and unfavorable results of legal proceedings on our business.
●	The impact of pandemics or widespread global health problems on our business.

Factors Related to Economic, Political, Legal & Regulatory Business Conditions

Our global business operations expose us to various economic, political, and business risks, which could impact our business, operating results and financial condition.

We have significant domestic and international operations. Our international operations include foreign sales offices to support our international customers and distributors, which account for the majority of our revenue, and operational and research and development sites in China, the Philippines, Malaysia, India, and other Asian locations. In addition, we purchase our wafers from foreign foundries; have our commercial products assembled, packaged, and tested by subcontractors located outside of the United States; and rely on international service providers for a variety of services, including inventory management, lead time management, technical support, factory engagement meetings, and order fulfillment.

Worldwide political and economic conditions and events can have indirect and unpredictable effects on global economic conditions, customer demand, currency exchange rates, capital markets, and the operations of our customers, suppliers, and logistics partners. Any escalation of political unrest, deterioration in diplomatic relations, or expansion of regional or global sanctions could adversely affect global trade flows and supply chains and, in turn, negatively impact our business, operating results, and financial condition. For example, conflict in the Middle East, the continuing military conflict between Ukraine and Russia, as well as the financial and trade-related restrictions associated with Russia and Belarus and economic sanctions on certain individuals and entities in Russia and Belarus, and recent political developments and heightened uncertainty in Latin America, have increased geopolitical and economic volatility globally. These developments may result in new or expanded sanctions, trade restrictions, financial market disruptions, volatility in energy and commodity prices, and broader macroeconomic instability, and may further disrupt global supply chains and could result in shortages of key materials that our suppliers and foundry partners require to satisfy our needs. Additionally, the U.S. government has continued, and may increase, restrictions on the export of semiconductor- and supercomputer-related products, including semiconductor manufacturing equipment, which may restrict the ability to export, reexport, or otherwise transfer U.S.-controlled certain chips, products containing those chips, chip-related technology and software, and items related to semiconductor manufacturing worldwide without export authorization. In many cases, specific export licensing will be required and these licenses are subject to a policy of denial. China has responded by implementing additional export controls on products exported from China. These increasing restrictions, as well as additional future controls impacting the semiconductor ecosystem, may impact the global supply chain and could result in shortages of key materials that our suppliers and foundry partners require to satisfy our needs. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan or elsewhere in Asia, could adversely impact our third-party manufacturing partners and suppliers located in the region, which could disrupt our business operations. Countries in Europe and Asia have proposed, or recently adopted, significant increases in their military budgets, reflecting heightened geopolitical tensions and security concerns. The outbreak of new, or expansion or prolongation of current, military conflicts could disrupt global trade, transportation routes, energy and commodity markets, and supply chains, increase macroeconomic volatility, and adversely affect demand for our products, the operations of our customers and suppliers, and our business and financial results. Furthermore, adverse macroeconomic conditions, such as inflation and labor shortages, may affect demand for our products or increase our product or labor costs, negatively impacting our revenues, gross margins, and overall financial results.

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

Our business could suffer as a result of tariffs, trade restrictions, export controls, sanctions or similar actions.

The imposition by the United States of tariffs, sanctions or other restrictions on goods exported from the United States or imported into the United States or countermeasures imposed in response to such government actions could adversely affect our operations or our ability to sell our products globally, which could adversely affect our operating results and financial condition.

These restrictions include measures under United States’ authority under Section 232 of the Trade Expansion Act of 1962 to impose tariffs or other restrictions on imports deemed to threaten national security, including potentially with respect to semiconductors and products incorporating semiconductors. As a fabless semiconductor company that relies on a predominantly non-U.S. manufacturing and supply chain, the imposition of Section 232 measures could increase costs, disrupt supply chains, reduce customer demand, or place us at a competitive disadvantage relative to companies with different manufacturing footprints. Section 232 actions may be imposed with limited notice and could prompt retaliatory measures by other countries, further increasing global trade uncertainty and adversely affecting our business and financial results. In 2025, the U.S. Department of Commerce initiated a Section 232 national security investigation relating to semiconductors and semiconductor manufacturing equipment, and the outcome of that investigation, including any resulting tariffs, quotas, or other restrictions, is uncertain and could be implemented with limited notice. In January 2026, the President issued a proclamation under Section 232 imposing an immediate 25% tariff on certain advanced semiconductor articles and announcing that broader tariffs on semiconductors, semiconductor manufacturing equipment, and derivative products may follow. The United States has also implemented additional Section 232 tariffs on imports of various commodities, including articles of steel, aluminum, copper, and timber, as well as passenger vehicles, trucks, and automotive parts.

Beginning in 2018, the U.S. government imposed significant additional tariffs on many items imported from China, including under Section 301 of the Trade Act of 1974, and the scope and rates of these tariffs have fluctuated significantly, up to 100% on certain products (including a 50% tariff on certain Chinese semiconductor items beginning in early 2025). In late 2025, the U.S. Trade Representative concluded following an additional Section 301 trade investigation that China engaged in unfair trade acts, policies, and practices with respect to the semiconductor industry, and therefore will implement an additional Section 301 tariff on Chinese semiconductors, in addition to the existing 50% Section 301 tariff, beginning on June 23, 2027.

In addition, the U.S. government has imposed additional duties under other legal authorities, and applicable duties may be increased, reduced, suspended, reinstated, or otherwise changed, and in some cases may be cumulative with other applicable duties or trade remedies. These measures include a “fentanyl-related” tariff of 10-20% imposed on most Chinese origin goods since February 2025, as well as a 10%-125% “reciprocal” tariff imposed on many Chinese origin goods since April 2025, both issued pursuant to authorities asserted under the International Emergency Economic Powers Act (“IEEPA”). China responded by imposing or threatening to impose significant trade measures, including tariffs on many items imported from the United States and export controls restricting the export of gallium, germanium, and other rare earth materials to the United States. While these risks have been partially mitigated based on bilateral trade deals reached between the U.S. and China, which are currently in effect, these agreements are temporary and may be unstable. The February 2025 U.S. executive order contains provisions allowing for further increases in the scope and amount of tariffs in the event of retaliatory countermeasures, and the future of existing tariffs, and the possibility for new tariffs, remains very uncertain. Such escalations in these trade measures may directly impair our business by increasing trade-related costs or disrupting established supply chains and may indirectly impair our business by causing a negative effect on global economic conditions and financial markets. The ultimate impact of these trade measures is uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing when such measures may become effective, and the amount, scope, or nature of such trade measures.

Additional changes or threatened changes in U.S. trade measures have affected and may continue to affect trade involving additional countries, including countries in Europe. Each of these measures or threatened measures may instigate reciprocal countermeasures by affected countries, potentially accelerating further increases in trade measures. Certain announced or proposed tariffs have been delayed, modified, or made subject to negotiations, and there can be no assurance that such measures will not be implemented, expanded, reinstated, or increased. If the affected countries are unable to reach long-term agreements, or if the President were to impose significant new tariffs, the macroeconomic effect of any such tariffs could be significant. Tariffs or restrictions that specifically target imports of semiconductors or products incorporating semiconductors, including measures that could affect key manufacturing regions or supply chain routes (including under Section 232), could seriously and negatively affect our business and the U.S. economy overall. Certain tariffs have been imposed under emergency authorities, including IEEPA, and the legal authority for IEEPA-based tariffs has been the subject of significant litigation. In 2025, the Court of International Trade and the Federal Circuit held that IEEPA did not authorize certain tariffs, and the Supreme Court heard oral argument in November 2025 in consolidated cases addressing IEEPA tariff authority. Depending on the ultimate outcomes and any governmental responses, tariff regimes could change rapidly, including through replacement measures under other legal authorities and potential uncertainty regarding refunds or retroactive treatment.

The materials subject to these tariffs may impact the cost or availability of raw materials used by our suppliers or in our customers’ products. The imposition of further tariffs by the United States on a broader range of imports, or further retaliatory trade measures taken in response to additional tariffs, could increase costs in our supply chain or reduce demand of our customers’ products, either of which could adversely affect our results of operations. Any increase in trade-related costs associated with such measures may impair the profitability of such international production, may strain our suppliers’ ability to reliably provide inputs necessary to produce these items, may otherwise affect our partners’ abilities to provide our products at previously contracted prices, and may limit our ability to absorb increased costs without raising prices to our customers. Any such price increases could reduce customer demand, delay or cancel customer orders, or cause customers to seek alternative solutions, which could adversely affect our revenue, market share, and operating results. Our business and financial results could be negatively affected as a result.

Our customers or suppliers could also become subject to U.S. regulatory scrutiny or export restrictions. For example, the U.S. Justice Department has in the past filed criminal charges against one of our customers in China and imposed a licensing requirement on this customer with a policy of denial for some items, which has limited our ability to do business with this customer. If any of our current or future customers or suppliers become subject to similar actions, whether through criminal enforcement, inclusion on restricted-party lists, or expanded licensing requirements, our ability to conduct business with them could be limited or eliminated. In 2020, the U.S. imposed additional regulatory restrictions on the sale of U.S. controlled technology to customers in China. These restrictions include establishing additional licensing requirements in order to sell U.S.-originated technology for certain applications or to companies that participate in the Chinese national security supply chain. These restrictions also limit the fabrication of devices for certain Chinese companies where U.S. technology is involved in the fabrication process. Furthermore, in August 2020 the U.S. established additional licensing requirements for one of our China customers and its affiliates that limit any sales of products to that customer or for that customer’s products absent a license. The U.S. government has continued to and is likely to continue to add additional Chinese companies to restricted or prohibited party lists or impose additional licensing requirements that we may be unable to meet in a timely manner or at all. Additionally, the U.S. government continued, and may expand, controls enacted in October 2022 restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. In 2023 and 2024, the U.S. government expanded the list of advanced integrated circuits subject to heightened export controls, including certain hardware containing these specified integrated circuits, expanded the list of destinations requiring export authorization for such items, and added new restrictions based on the headquarters location of the parties involved. The U.S. government also continued, and may expand, the scope of restrictions on the development or production of advanced integrated circuits and certain semiconductor manufacturing equipment, certain AI-related computing technologies, and supercomputing in China and other countries, and may continue to expand or revise these controls, including through worldwide licensing requirements, end-use or end-user restrictions, reporting requirements, or enhanced due diligence expectations. The scope, implementation timing, and enforcement posture of such controls may change rapidly and with limited notice. Proposed regulations would expand these controls further and impose additional reporting requirements. Other foreign governments may in turn impose similar or more restrictive controls. These controls or any additional restrictions may impact our ability to export certain products to China or other countries, prohibit us from selling our products to certain of our customers, or impact our suppliers who may utilize facilities or equipment described in these controls. It also is possible that the Chinese government or other governments will retaliate in ways that could impact our business.

In addition to restrictions on the sale or shipment of products, U.S. export control laws and regulations may apply to the transfer, sharing, or access of certain technology, software, source code, technical data, or know-how for research, development, engineering, testing, or support purposes, including through electronic access, remote collaboration, or internal development activities outside of the United States. Such transfers or access may be deemed “exports” under applicable regulations, even when no product is sold and the activity is undertaken solely for internal development or cost-reduction purposes. As a result, our ability to expand, relocate, or optimize product development, engineering, or technical support activities in lower-cost or non-U.S. jurisdictions may be constrained by export licensing requirements, including requirements that are time-consuming, uncertain, subject to conditions, or subject to a policy of denial. If required licenses are delayed, denied, or granted only with restrictive conditions, we may be required to limit the scope of, delay, restructure, or forego certain development initiatives, incur additional compliance and administrative costs, or reallocate engineering resources to higher-cost locations. Any such limitations could reduce the expected benefits of our global development strategy, slow innovation, delay product development timelines, or adversely affect our operating efficiency and results of operations.

Where license requirements are imposed, there can be no assurance that the U.S. government will grant licenses to permit the continuation of business with these customers and our other operations. Future sanctions similar to those imposed in the past and to those recently imposed could adversely affect our ability to earn revenue from these and similar customers. In addition, the imposition of sanctions or other restrictions on customers in China may cause those customers to seek domestic alternatives to our products and those of other United States semiconductor companies. Further, the Chinese government has developed an unreliable entity list, which limits the ability of companies on the list to engage in business with Chinese customers. We cannot predict what impact these and future actions, sanctions or criminal charges could have on our customers or suppliers, and therefore our business. If any of our other customers or suppliers become subject to sanctions or other regulatory scrutiny, if our customers are affected by tariffs or other government trade restrictions, or if we become subject to retaliatory regulatory measures, our business and financial condition could be adversely affected.

Our global business operations expose us to various legal and regulatory risks, which could impact our business, operating results and financial condition.

If we fail to comply with the many laws and regulations to which we are subject, both within the United States and internationally, we may be subject to significant fines, penalties or liabilities for noncompliance, which could harm our business and financial results. For example, we are subject to federal, state and foreign laws and regulations concerning data privacy and security, including the EU General Data Protection Regulation (“GDPR"), and U.S. state and local laws that govern the privacy and security of information, such as the California Consumer Privacy Act (“CCPA”). Other countries outside of the European Union, including the United Kingdom and China, also have enacted robust legislation addressing privacy, data protection, and cybersecurity and providing for substantial penalties for noncompliance. We are also subject to a wide range of other U.S. and international laws and regulations applicable to us, including anti-corruption and anti-bribery laws (such as the U.S. Foreign Corrupt Practices Act (“FCPA”)), export controls and economic sanctions, customs and trade compliance requirements, environmental, health and safety laws, product compliance and environmental regulations (such as restrictions on hazardous substances and electronic waste), conflict minerals and responsible sourcing requirements, competition and antitrust laws, employment and labor regulations, and tax laws and regulations. These and other regulatory frameworks are evolving rapidly, and we anticipate that our efforts to comply with evolving laws and regulations addressing privacy, data protection, and cybersecurity will be a rigorous and time-intensive process that may increase our cost of doing business and may require us to change our policies and practices. Additionally, as a public company, we are subject to the requirements of federal securities laws, requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the Nasdaq Stock Market. Noncompliance with these requirements could result in penalties, fines, liabilities, or reputational harm, which could harm our business or financial results. We are also subject to import/export regulations, rules regarding bulk data transfers, and applicable executive orders. These laws, regulations, and orders are complex, may change frequently and with limited notice, and have generally and may continue to become more stringent over time. Additionally, these local, national, and international regulatory frameworks and underlying rules and regulations may conflict with each other, resulting in uncertainty in their application or interpretation.

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

We operate a primarily outsourced manufacturing business model that principally utilizes contract manufacturers, such as third-party wafer foundries. We rely on foundries in Japan, Korea and Taiwan to supply and fabricate silicon wafers for our semiconductor products, including Taiwan Semiconductor Manufacturing, Samsung Semiconductor, United Microelectronics Corporation, and Seiko Epson. We rely on our OSATs in Malaysia, Taiwan and Japan to support the packaging and test of our products, including Advanced Semiconductor Engineering and Amkor Technology. Our success is dependent upon our ability to successfully partner with our foundry and OSAT suppliers and their ability to produce wafers and finished semiconductor products with competitive prices and performance attributes, including smaller process geometries, which ability may be impacted by labor market disruptions and rising inflation. Further, geopolitical tensions in East Asia, including heightened tensions between China and Taiwan, present additional and significant risks to our outsourced manufacturing model, and any escalation of military conflict, trade restrictions, sanctions, blockades, or other disruptions in the region could adversely affect our foundry and OSAT partners, regional logistics and transportation networks, or the availability of materials, equipment, and labor necessary to support semiconductor manufacturing and testing.

Establishing, maintaining and managing multiple foundry and OSAT relationships requires the investment of management resources and costs, and we have limited ability to mitigate disruptions in the near term through alternative sourcing or internal production. Qualifying and establishing reliable production at acceptable yields with a new contract manufacturer is a lengthy and often expensive process, and there is no guarantee we could timely find alternative contract manufacturers or at all. If we fail to maintain our foundry and OSAT relationships, if these partners do not provide facilities and support for our development efforts, if they are insolvent or experience financial difficulty, if their operations are interrupted by a widespread public health hazard, or if we elect or are required to change foundries or OSATs, we may incur significant costs and delays. If our foundry or OSAT partners are unable to, or do not, manufacture sufficient quantities of our products at acceptable yields, we may be required to allocate the affected products among our customers, prematurely limit or discontinue the sales of certain products, or incur significant costs to transfer products to other foundries or OSATs, which could adversely affect our customer relationships and operating results. Further, our subcontractors are themselves subject to many of the same operational and business risks that we face and describe herein, including many operating in regions with significant geopolitical risk, that, if they occur and are disruptive to their operations, could adversely affect us.

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

In general, we warrant our products for varying lengths of time against non-conformance to our specifications and certain other defects. From time to time, we may be subject to warranty and/or epidemic failure claims, disputes, or other assertions of product non-conformance by customers. Because our products, including hardware, software, and intellectual property cores, are highly complex and increasingly incorporate advanced technology, our quality assurance programs may not detect all defects, whether these are specific manufacturing defects affecting individual products or these are systemic defects that could affect numerous shipments. Our inability to detect a defect could result in a diversion of our engineering resources from product development efforts, increased engineering expenses to remediate the defect, and increased costs due to customer accommodation or inventory impairment charges. On occasion, we have also repaired or replaced certain components, made software fixes, or refunded the purchase price or license fee paid by our customers due to product or software defects. Our insurance may be inadequate to protect against these issues. If there are significant product defects, the costs to remediate such defects, net of reimbursed amounts from our vendors, if any, or to resolve warranty claims may adversely affect our financial condition and results of operations and may harm our reputation.

Factors Related to Intellectual Property

The intellectual property licensing component of our business strategy increases our business risk and fluctuation of our revenue and margins.

Our business strategy includes licensing our intellectual property to companies that incorporate it into their technologies that address multiple markets, including markets where we participate and compete. Our Licensing and services revenue may be impacted by the introduction of new technologies by customers in place of the technologies we license, changes in the law that may weaken our ability to prevent the use of our patented technology by others, the expiration of our patents, and changes of demand or selling prices for products using licensed patents. We cannot assure that our licensing customers will continue to license our technology on commercially favorable terms or at all, or that these customers will introduce and sell products incorporating our technology, accurately or timely report royalties owed to us, pay agreed upon royalties, honor agreed upon market restrictions, or maintain the confidentiality of our proprietary information, or will not infringe upon or misappropriate our intellectual property. Our intellectual property licensing agreements are complex and may depend upon many factors that require significant judgments, including completion of milestones, allocation of values to delivered items and customer acceptance.

Our sale of patents and intermittent significant licensing transactions can cause material fluctuations in our revenue and gross margins.

We have generated revenue from the sale of certain patents from our portfolio in the past, generally for non-core technology that we are no longer actively developing. Any future efforts to monetize our patent portfolio through sales of non-core patents may not realize adequate interest or prices for those patents. Accordingly, we cannot provide assurance that we will continue to generate revenue from these sales. In addition, although we seek to be strategic in our decisions to sell patents, we might incur reputational harm if a purchaser of our patents sues one of our customers for infringement of the purchased patent, and we might later decide to enter a space that requires the use of one or more of the patents we sold. In addition, as we sell groups of patents, we no longer have the opportunity to further sell or to license those patents and receive a continuing royalty stream.

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

We rely on information technology ("IT") networks and systems to collect, process, maintain, use, share, disseminate, and dispose of our information and manage our operations, including financial reporting. Our IT systems are subject to power and telecommunication outages and other system failures and disruptions. Further, despite our security measures, our IT systems may be vulnerable to cybersecurity threats and suffer cybersecurity incidents. The frequency, sophistication and impact of cybersecurity threats continue to evolve, including through the use of AI-enabled tools by threat actors, which may increase the effectiveness of phishing, social engineering, fraud and other attacks. These systems are also supported by subcontractors and third-party providers who may also be subject to power and telecommunication outages or other general system failures and disruptions and cybersecurity threats and cybersecurity incidents. The legal, regulatory and contractual environments surrounding information security, data privacy, and data protection are complex and evolving. We continue to commit significant resources to implementing new systems to standardize our processes worldwide and to develop our capabilities in these areas. We are focused on realizing the full analytical functionality of these conversions, which can be extremely complex, in part, because of the wide range of legacy systems and processes that must be integrated.

In the normal course of business, we may implement new or updated IT systems and, as a result, we may experience delays or disruptions in the integration of these systems, or the related procedures or controls. The policies and security measures established with our IT systems may be vulnerable to cybersecurity incidents such as security breaches and cyberattacks, or cyber-fraud. We may also encounter corruption or loss of data, an inability to accurately process or record transactions, and security or technical reliability issues. All of these could harm our ability to conduct core operating functions such as processing invoices, shipping and receiving, recording and reporting financial and management information on a timely and accurate basis, and could impact our internal control compliance efforts. If the technical solution or end user training are inadequate, it could limit our ability to manufacture and ship products as planned. Moreover, the proper functioning of the internal processes that the IT systems and networks support relies on qualified employees. Competition for qualified employees is intense, global, and has increased across the global economy, and in particular in the United States. If we experience employee turnover, could lead to disruptions in our processes, inadequate end user training or difficulty updating our IT systems and networks.

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

In some circumstances, we may partner with third-party providers and provide them with certain data, including sensitive data, or the ability to access or otherwise process such data. These third parties also face substantial security risks from a variety of sources. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats, and we cannot guarantee that our systems and networks or those of our third-party service providers have not been breached or otherwise compromised, or that they and any software in our or their supply chains do not contain bugs, vulnerabilities, or compromised code that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. If any of our third-party providers fails to adopt or adhere to adequate data security practices, or suffers a security breach or incident, any data, including sensitive data, that we provide them or that they otherwise may access or process for us may be improperly accessed, used, disclosed, modified, lost, destroyed, or rendered unavailable. Any security breaches or incidents that we or our third-party providers may suffer could compromise our intellectual property, expose sensitive business information and otherwise result in unauthorized access to or disclosure, modification, misuse, loss, destruction, or other processing of sensitive information. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to eliminate or otherwise address security vulnerabilities, and we and our third-party service providers may face difficulties or delays in identifying or otherwise responding to any potential security breach or incident. Third parties and supply chain participants also may be targeted with AI-enhanced attacks, and vulnerabilities in third-party software, services, or technology supply chains could provide additional avenues for compromise.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and to test goodwill and long-lived assets, including amortizable intangible assets, for impairment at any other time that circumstances arise indicating the carrying value may not be recoverable. For purposes of testing goodwill for impairment, the Company currently operates as one reporting unit: the core Lattice business, which includes intellectual property and semiconductor devices. There were no impairment charges to goodwill in fiscal years 2025, 2024, or 2023. There were no impairment charges to amortizable intangible assets in fiscal years 2025 or 2023. Impairment charges related to amortizable intangible assets from our acquisition of Mirametrix, Inc. ("Mirametrix") totaled approximately $13.9 million in fiscal year 2024. There is no certainty that future impairment tests will indicate that goodwill or amortizable intangible assets will be deemed recoverable. As we continue to review our business operations and test for impairment or in connection with possible sales of assets, we may have impairment charges in the future, which may be material.

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

We also may be impacted by changes in the tax laws of the United States and foreign jurisdictions. U.S. and foreign tax legislation may be enacted, amended, or repealed from time to time, and such changes may have retroactive or prospective effects and may require significant interpretation or judgment in their application. A number of countries, as well as organizations such as the Organisation for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, support the 15% global minimum tax initiative, and have adopted or intend to adopt laws to implement this initiative. On January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that would exempt electing U.S.-parented multinational entities from the fifteen percent global minimum tax for taxable years beginning on or after January 1, 2026. Such countries and organizations are also actively considering changes to existing laws or have proposed or enacted new laws with changes to numerous long-standing tax principles. Such changes, as well as changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, could have a material adverse effect on our business, results of operations, or financial condition. In addition, future effective tax rates could be affected by changes in the valuation of deferred tax assets and liabilities.

Fluctuations  in foreign currency exchange rates, and our foreign currency risk management and hedging activities, could adversely affect our results of operations .

We have significant global operations, including foreign sales and service activities and international operating and research and development sites, and we rely on foreign suppliers and service providers. As a result, financial results may be exposed to fluctuations in foreign currency exchange rates. Foreign currency movements may affect, among other things, the U.S. dollar cost of operating expenses and headcount in foreign locations, the pricing and cost of goods and services purchased from non-U.S. suppliers, the competitiveness of our products in certain markets, and the U.S. dollar value of foreign currency denominated assets and liabilities. These impacts can be difficult to predict, may occur rapidly, and may adversely affect our gross margin and operating results. We may from time to time enter into foreign currency risk management transactions, including derivative instruments, in an effort to reduce the impact of foreign currency fluctuations on our financial results. However, these activities may not be effective, may be costly to implement and maintain, and may expose us to additional risks, including: (i) hedges that do not offset underlying exposures due to forecasting error, timing mismatches, changes in exposure profile, or market illiquidity; (ii) adverse accounting impacts, including additional earnings volatility due to ineffectiveness or changes in hedge accounting treatment; (iii) counterparty credit risk, settlement risk, collateral or liquidity requirements, and operational risk in executing, monitoring, and governing a hedging program; and (iv) reduced ability to benefit from favorable foreign currency movements. Even if we pursue hedging strategies, foreign currency fluctuations could still have a material adverse effect on our financial condition and results of operations.

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

We depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain such personnel and attract and retain other highly qualified personnel, particularly product engineers who can respond to market demands and required product innovation. Competition for such personnel has been increasing generally throughout the economy, and we may not be successful in hiring or retaining new or existing qualified personnel. In recent years, we have conducted worldwide reductions in force, and we periodically conduct targeted workforce reductions, which could cause disruptions in our operations, negatively affect employee morale, and make us a less attractive employer in the market for new talent. If we lose existing qualified personnel or are unable to hire new qualified personnel, as needed, we could have difficulty competing in our highly competitive and innovative environment.

Further, changes in immigration laws and regulations, or their administration or enforcement, may impair our ability to attract and retain qualified engineering personnel. In the U.S., where a portion of our research and development teams are located, tightening of immigration controls may adversely affect the employment status of non-U.S. engineers and other key technical employees or further impact our ability to hire new non-U.S. employees. Moreover, certain immigration policies in the U.S. may make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the U.S., additionally limiting the pool of available talent, including in certain international markets where we operate and where competition for skilled engineering and technical talent is particularly strong, such as parts of Asia.

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

Our amended and restated credit agreement, dated September 1, 2022 (the “2022 Credit Agreement”) allows us to draw up to $200 million. The level of committed capacity available to us under the revolving credit facility may limit our financial flexibility, including our ability to respond to adverse economic conditions, fund working capital needs, pursue strategic initiatives or acquisitions, or address unforeseen operational or regulatory challenges. While as of January 3, 2026, we had no borrowings outstanding under the 2022 Credit Agreement, the incurrence of indebtedness could impact the Company. Our obligations under the 2022 Credit Agreement are guaranteed by certain of our U.S. subsidiaries meeting materiality thresholds set forth in the 2022 Credit Agreement, and the revolving loans under the 2022 Credit Agreement may be reborrowed and repaid at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loan facility on September 1, 2027. Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may need to sell material assets, restructure or refinance our debt, increase our borrowing capacity, or incur additional indebtedness, or seek additional equity capital. Prevailing economic conditions and global credit markets could adversely impact our ability to sell material assets, restructure or refinance our debt on terms acceptable to us, or at all, or we may not be able to restructure or refinance our debt without incurring significant additional fees and expenses.

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

The adoption of AI solutions and other emerging technologies may not develop in the manner or in the time periods we anticipate and as these markets are still developing and continue to evolve, demand for products and solutions related to or that support such technologies may be unpredictable and may vary significantly from one period to another. In addition, market enthusiasm and capital spending for AI-related infrastructure and applications may be cyclical or volatile. If customers or end markets materially reduce, delay or redirect spending (including due to macroeconomic conditions, budget constraints, changes in technology architectures, or a perceived overbuild of AI capacity), demand for our products, including companion products used in AI solutions, could be adversely affected.

These markets may also not develop as anticipated if AI training and inference costs drop materially due to customer adoption of less expensive alternative technologies or approaches, or if customers achieve desired performance using alternative solutions that reduce the need for certain components. Even if these markets evolve in the manner we anticipate, if we do not have timely, competitively priced and market-accepted products available to meet customer needs in these areas, we may miss significant opportunities and our business, financial condition and results of operations could be materially and adversely affected.

Our efforts to comply with applicable laws and regulations worldwide related to AI, data use, privacy, cybersecurity, product safety and related topics, and unfavorable developments in evolving laws and regulations worldwide relating to these matters, may increase the costs associated with developing, marketing and supporting products and solutions used in AI applications and may limit adoption. For example, various jurisdictions have proposed, and in certain cases enacted, legislation restricting the use of AI or imposing obligations in connection with its use, including by addressing forms of automated decision-making.

Concerns relating to the responsible use of new and evolving technologies, such as AI, in our and our customers’ products and services may result in reputational and financial harm and liability. We and our customers are increasingly building AI capabilities into many products and services. AI poses emerging ethical issues and presents risks and challenges that could affect its adoption, and therefore our business. These concerns may include alleged bias or inaccuracies, security vulnerabilities, misuse by end users or third parties, or impacts on privacy, intellectual property or other legal rights. In addition, regulatory and investor scrutiny of public statements regarding AI capabilities and plans continues to evolve, and any actual or perceived deficiencies in our AI governance, or any inaccurate or incomplete statements, could result in litigation, regulatory inquiries or enforcement actions, reputational harm and additional compliance costs. If we or our customers enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial, we may experience reputational harm, competitive harm or legal liability.

Additionally, while we restrict the use of third-party and open source AI tools, such as ChatGPT, the internal governance of the adoption of these technologies can be challenging, and our employees and consultants may use these tools on an unauthorized basis and our partners may use these tools, which poses additional risks relating to the protection of data, including the potential exposure of our proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI tools may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information and failure to comply with open source software requirements. AI tools may also produce inaccurate responses that could lead to errors in our decision-making, product development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued maintaining, training, monitoring and enforcement of appropriate policies and procedures governing the use of AI tools, and the results of any such use, by us or our partners.

Climate and climate-related policies and regulations may have a long-term impact on our business.

Climate-related risks are inherent wherever our business is conducted. Global climate causes, and is projected to continue to cause, an increase in the frequency and intensity of certain natural disasters and adverse weather, such as power outages and grid instability, drought or other water scarcity, wildfires, storms, sea-level rise, flooding, severe heat, and severe cold, occurring more frequently or with greater intensity. Such extreme events are driving changes in market dynamics, stakeholder expectations, and local, national and international climate policies and regulations, any of which could result in disruptions to us, our suppliers, vendors, customers and logistics hubs, and may impact employees’ abilities to commute or to work from home effectively. These disruptions could make it more difficult and costly for us to deliver our products and services, obtain components or other supplies through our supply chain, maintain, or resume operations or perform other critical corporate functions, and could reduce customer demand for our products and services.

The increasing concern over climate could also result in transition risks such as shifting customer preferences. Changing customer preferences may result in increased expectations regarding our solutions, products, and services, including the use of packaging materials and other components in our products and their environmental impact. These expectations may cause us to incur additional costs or make other changes to our operations to respond to them, which could adversely affect our financial results. If we fail to manage transition risks and customer expectations in an effective manner, customer demand for our solutions, products, and services could diminish, and our profitability could suffer. Concerns over climate, as well as the adoption of new laws or regulations, may also impact market dynamics and may result in shifts in customer expectations, preferences, or requirements, which may require us to change our practices or incur increased costs or adversely impact customer demand for our products and services.

Additionally, concerns over climate have resulted in, and are expected to continue to result in, the adoption of legal and regulatory requirements designed to address climate, as well as legal and regulatory requirements requiring certain climate-related disclosures. Where new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. These laws could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as investor expectations, on corporate environmental and social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers or subcontractors to comply, with such policies or provisions or meet the requirements of our customers and investors, customers may stop purchasing products form us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue, and results of operations.

Climate dynamics also may reduce the availability or increase the cost of insurance for these negative impacts of natural disasters by contributing to an increase in the incidence and severity of such natural disasters. Ultimately, the impacts of climate, whether involving physical risks (such as disruptions resulting from climate-related events or rising sea levels) or transition risks (such as regulatory changes, changes in market dynamics or increased operating costs, including the cost of insurance) are expected to be widespread and unpredictable and may materially adversely affect our business and financial results.

Factors Related to Our Markets and Product Development

The semiconductor industry routinely experiences cyclical market patterns and our products are used across different end markets. A significant downturn in the industry or in any of these end markets could cause a meaningful reduction in demand for our products and adversely affect our operating results.

The semiconductor industry is highly cyclical and subject to downturns, such as we have seen recently, and our revenue and gross margin can fluctuate significantly due to such downturns. These downturns can be severe and prolonged and can result in price erosion and weak demand for our products. Weak demand for our products resulting from general economic conditions affecting the end markets we serve, or the semiconductor industry specifically, and reduced spending by our customers can result, and in the past has resulted, in diminished product demand, high inventory levels, erosion of average selling prices, excess and obsolete inventories and corresponding inventory write-downs. Our expense levels are based, in part, on our expectations of future sales. Many of our expenses, particularly those relating to facilities, capital equipment, and other overhead, are relatively fixed. We might be unable to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales could adversely affect our operating results. Furthermore, any significant upturn in the semiconductor industry could result in increased competition for access to raw materials and third-party service providers.

In addition to cyclical downturn risk, the semiconductor industry can also experience rapid and unpredictable upturns. If demand rebounds faster than our ability to secure manufacturing capacity, components, materials, or qualified personnel, or to scale our operations efficiently, we may face supply constraints, higher costs, lost revenue opportunities, competitive disadvantage, or an inability to meet customer requirements or delivery schedules.

Additionally, our products are used across different end markets, and demand for our products is difficult to predict and may vary within or among our Industrial and Automotive, Communications and Computing, and Consumer end markets. Our target markets may not grow or develop as we currently expect, and demand may increase or change in one or more of our end markets, and changes in demand may reduce our revenue, lower our gross margin and affect our operating results. We have experienced concentrations of revenue at certain customers and within certain end markets, and we regularly compete for design opportunities at these customers and within these markets. Any deterioration in these end markets, reductions in the magnitude of revenue streams, our inability to meet design and pricing requirements, or volatility in demand for our products could lead to a reduction in our revenue and adversely affect our operating results. Our success in our end markets depends on many factors, including the strength or financial performance of the customers in our end markets, our ability to timely meet rapidly changing product requirements, market needs, and our ability to maintain design wins across different markets and customers to dampen the effects of market volatility. The dynamics of the markets in which we operate make prediction of and timely reaction to such events difficult.

In addition, expectations and front-loaded investment related to AI may increase the magnitude and volatility of semiconductor industry cycles, making downturns more abrupt or recoveries more uneven. Recent industry investment and customer spending patterns have been influenced by heightened interest in AI and AI-related applications. To the extent that current levels of investment in AI-related infrastructure, products, or end-market demand reflect expectations that are not ultimately realized, or if customer spending related to AI moderates, is delayed, or declines more rapidly than anticipated, the semiconductor industry could experience an accelerated or more pronounced downturn.

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

The semiconductor industry is highly competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing, and sales resources than us. While consolidation has occurred and may continue to occur in our industry, resulting in some competitors having greater scale, resources, or synergies, the industry has also experienced, and may continue to experience, restructurings, divestitures, or spin-offs of business units into independent companies. Such transactions may result in competitors that are more focused on particular markets or product lines, have increased strategic flexibility, or are more willing to invest aggressively or compete on pricing, which could intensify competition in certain segments. Whether through consolidation or deconsolidation, these industry dynamics could place us at a competitive disadvantage, including the ability to attract qualified employee or incorporate higher costs into product and service prices. We also expect to face additional competition from new entrants in our markets, which may include both large domestic and international semiconductor manufacturers, as well as smaller, emerging companies. We currently compete directly with companies that have licensed our technology or have developed similar products, as well as numerous semiconductor companies that offer products based on alternative solutions, such as applications processor, application specific standard product, microcontroller, analog, and digital signal processing technologies. Competition from these semiconductor companies may intensify as we offer more products in any of our end markets. These competitors include established, multinational semiconductor companies, as well as emerging companies. Additionally, our competitors may operate under more favorable regulatory environments or benefit from economic polices (such as subsidies or other protectionism) that provide them with additional competitive advantages.

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

Factors Related to Our Sales and Revenue

Our revenues depend on a highly concentrated distribution model to sell to our end customers. An adverse change in these relationships with, or performance of, our distributors, or any reduction in the use of our products by our end customers, could harm our sales and significantly decrease our revenue.

We depend on a highly concentrated distribution model to sell our products to end customers, complete order fulfillment, maintain sufficient inventory of our products and provide services to our end customers. In fiscal 2025, revenue attributable to sales to distributors accounted for 84% of our total revenue, and two distributors accounted for approximately 69% of total revenue. As a result, our business is particularly dependent on the continued performance, financial condition, operational capabilities, and strategic priorities of a limited number of distributors. We have significant outstanding receivables with our top distributors, and expect our distribution model to generate a significant portion of our revenue in the future. Any adverse change to our relationships or agreements with our distributors, a failure by one or more of our distributors to perform its obligations to us, a reduction in a distributor's business volume with us, any reduction in pricing on products sold to any key customer or distributor, or consolidation in the distribution industry, could have a material impact on our business, including a reduction in our access to certain end customers, our ability to sell our products, or our financial results.

If our relationships with any material customers were to diminish, if these customers were to develop their own solutions or adopt alternative solutions or competitors' solutions, if any one or more of our material customers were to experience significantly adverse financial conditions, including as a result of inflation, economic slowdown or recession, or labor market disruptions, or if as a result of trade disputes or sanctions these customers were restricted from purchasing our products, our results could be adversely affected.

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

Revenue recognition standards require recognition of revenue based on estimates and may require us to record revenue from distributors that is in excess of actual end customer demand. Because we have limited ability to forecast inventory levels of our end customers, we depend on the timeliness and accuracy of resale reports from our distributors. Late or inaccurate resale reports could reduce the quality or timeliness of information available to us for forecasting channel inventory and end-customer demand, mask significant build-up of inventories in our distribution channel, and impact our ability to accurately forecast future sales. An inventory build-up in our distribution channel could result in a slowdown in orders, requests for returns from customers, or requests to move out planned shipments. If actual end-customer demand or distributor inventory levels differ from our estimates, future recorded revenue and operating results could be adversely impacted and we may be required to adjust shipment volumes, pricing, or channel terms in subsequent periods. Any failure to manage these challenges could disrupt or reduce sales of our products and adversely affect our financial results.

General Risk Factors

We a re subject to the effects of inflationary pressures, interest rate fluctuations, and recessionary or economic slowdown risks .

Global economic conditions have recently experienced historically high levels of inflation, and there is ongoing concern about the potential for recession and/or economic slowdown. While inflation has moderated in certain regions and categories, cost pressures remain uneven and persistent, particularly for labor, energy, transportation, and certain materials and services. Recent inflation caused by global supply chain disruptions, strong economic recovery and associated widespread demand for goods, and government stimulus packages, among other factors, continues to impact our business. For instance, global supply chain disruptions have resulted in shortages in materials and services. Such shortages have resulted in inflationary cost increases for labor, materials, and services across the economy, and could continue to cause costs to increase as well as scarcity of certain products. In addition, the cumulative effects of prior inflation and related monetary policy responses, including higher interest rates and tighter credit conditions, continue to affect global economic conditions and customer spending behavior. To the extent inflation, or government responses to inflation, results in rising interest rates and has other adverse effects on the market, including the possibility of recession, it may adversely affect our consolidated financial condition and results of operations.

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

The occurrence of any of these business disruptions could adversely affect our competitive position and result in significant losses, decrease demand for our products, seriously harm our revenue, profitability and financial condition, increase our costs and expenses, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain, result in the need to impose employee travel restrictions, and require substantial expenditures and recovery time in order to fully resume operations. The impacts and frequency of any of the above could furthermore be exacerbated by climate dynamics, particularly in countries where we, or our suppliers or customers, operate that have limited infrastructure and disaster recovery resources.

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

Our common stock has experienced particularly substantial price volatility in the past, including price movements that have been more pronounced than those of the broader market, and may continue to do so in the future. Additionally, the technology industry and the stock market as a whole has experienced extreme volatility that often has been unrelated to the performance of particular companies. The trading price of our common stock has and may continue to fluctuate widely and rapidly due to various factors, including, but not limited to, actual or anticipated fluctuations in our financial condition and operating results; changes in financial estimates by us or financial or other market estimates and ratings by securities and other analysts; our ability to develop new products, enter new market segments, gain market share, manage cybersecurity and litigation risk, diversify our customer base, and successfully secure manufacturing capacity; news regarding our products or products of our competitors; any mergers, acquisitions or divestitures of assets undertaken by us; inflationary conditions, interest rate changes, and recessionary concerns; regulatory changes to international trade policies, economic sanctions, or export controls, such as new licensing requirements for exporting certain chip-related technology to China; terrorist acts or acts of war, including the ongoing conflict between Ukraine and Russia; epidemics and pandemics; trading activity in our common stock, including stock repurchases, actions by institutional or other large stockholders, or our inclusion in market indices; or general economic, industry, and market conditions worldwide. In addition, investor expectations regarding emerging technology trends, including AI, anticipated changes in industry cycles, or potential strategic transactions, whether or not ultimately realized, may contribute to heightened volatility in our stock price.

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

We actively evaluate and may continue to pursue growth opportunities by acquiring complementary businesses, solutions or technologies through strategic transactions, investments or partnerships. The identification, evaluation, negotiation, and pursuit of such transactions, strategic investments or strategic partnership candidates requires significant management time and attention and involves substantial costs, including fees paid to financial advisors, consultants, legal counsel, and other third parties, regardless of whether any transaction is ultimately consummated. If such strategic transactions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all, and such transaction may adversely affect our liquidity, capital structure, and overall financial flexibility. We may also choose to divest certain non-core assets, which divestitures could lead to charges against earnings and may expose us to additional liabilities and risks. Any strategic transaction might not strengthen our competitive position, may increase some of our risks, and may be viewed negatively by our customers, partners or investors. Even if we successfully complete a strategic transaction, we may not be able to effectively integrate the acquired business, technology, systems, control environment, solutions, personnel or operations into our business or global tax structure. We may experience unexpected changes in how we are required to account for strategic transactions pursuant to U.S. GAAP and may not achieve the anticipated benefits of any strategic transaction. We may incur unexpected costs, obligations, claims or liabilities that we incur during the strategic transaction or that we assume from the acquired company, or we may discover adverse conditions post acquisition for which we have limited or no recourse, including but not limited to those related to intellectual property, litigation, regulatory compliance, taxes, indemnification obligations, or accounting treatment, each of which may require us to make significant judgments and estimates under U.S. GAAP that could affect our reported financial results. In addition, we may be required to incur restructuring charges, impairment charges, or other costs in connection with any transaction. We may also be subject to increased scrutiny by regulators, customers, partners, and investors in connection with strategic transactions, and any perceived failure to execute effectively could adversely affect our reputation and market position. We may also be a target for unsolicited acquisition or business combination offers. Appropriately reviewing and responding to any such offer can be costly and complex, and diverts the efforts and attention of management.

Litigation and unfavorable results of legal proceedings could adversely affect our financial condition and operating results.

From time to time, we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims may not yet be resolved, including but not limited to any that are discussed under Note 14 - Contingencies to our Consolidated Financial Statements in Part II, Item 8 of this report, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit or outcome, claims or litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters or enter into a material settlement, we may be faced with significant monetary damages or injunctive relief against us that could materially and adversely affect our financial condition and operating results and certain portions of our business, and any insurance coverage we maintain may be insufficient to cover all costs, damages, or liabilities associated with such matters.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our cybersecurity risk management process is a component of our overall enterprise risk management process, through which our Chief Executive Officer and other members of senior management assess, identify, and manage material risks from cybersecurity threats we face. Our cybersecurity process seeks to protect our information systems by managing and reducing material risks from cybersecurity threats and by responding to and mitigating cybersecurity incidents. The Board of Directors (the “Board”), and the Audit Committee of the Board (the “Audit Committee”), provide oversight of our cybersecurity risk management process. The Audit Committee reviews our cybersecurity program and cybersecurity risk management process quarterly, and our Board reviews our cybersecurity program annually. Our cybersecurity program is directly managed by the Chief Information Officer (“CIO”), who is experienced in information systems and cybersecurity and whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The CIO provides routine updates to our Board and Audit Committee, as well as our Chief Executive Officer and other members of our senior management. These updates cover the Company’s material cybersecurity threats, the status of projects to strengthen our cybersecurity posture, and assessments of the cybersecurity program. Our cybersecurity risk management process is evaluated by internal and external cybersecurity experts, and the material results of those reviews are reported to senior management and the Board and Audit Committee as part of their oversight role. We also engage with third-party service providers deemed to have subject matter expertise in cybersecurity matters, industry participants, and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our cybersecurity policies and processes. We require each third-party service provider to certify that they implement and maintain appropriate security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect us. We use various tools and methodologies to manage cybersecurity risk and to prevent, detect, and mitigate cybersecurity incidents. Our tools and methodologies are tested regularly, including vulnerability scans, red-teaming exercises and other penetration testing, and review of cybersecurity threat intelligence feeds. We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We have experienced, and will continue to experience, cybersecurity incidents in the normal course of our business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. See “Risk Factors – Factors Related to Overall Business & Operations – Our business depends on the use of information technology systems. A failure of these systems, cybersecurity incidents, or cyber-fraud may cause business disruptions, compromise our intellectual property or other sensitive information, or result in losses.”

Item 2. Properties

We lease a 47,800 square foot space in Hillsboro, Oregon as our corporate headquarters and a research and development facility through October 2028. In San Jose, California, we lease 98,874 square feet through November 2033, which we use for research and development, engineering support, administrative, and other operational purposes.

In Metro Manila, Philippines, we lease a total of 50,503 square feet through May 2035 and another 8,333 square feet through March 2029 for research and development, operations, and administrative facilities. In Pune, India, we lease 42,728 square feet through March 2029 for research and development. In Penang, Malaysia, we lease 28,161 square feet through September 2029 for research and development and operations facilities. In Shanghai, China, we lease 24,251 square feet through February 2028 primarily for research and development operations. We also lease office facilities in multiple other metropolitan locations for our domestic and international sales staff. We believe that our existing facilities are suitable and adequate for our current and foreseeable future needs.

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

Holders

As of February 9, 2026, we had approximately 137 stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. We intend to retain earnings to finance our business. We have never paid cash dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On December 9, 2024, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $100 million of outstanding common stock could be repurchased from time to time (the "2025 Repurchase Program"). The duration of the 2025 Repurchase Program was through December 31, 2025. During the fourth quarter of fiscal 2025, we repurchased 217,506 shares for $14.1 million, or an average price paid per share of $65.03. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2025 Repurchase Program were retired upon settlement. During fiscal year 2025, we repurchased a total of 1,763,053 shares for $100.0 million, or an average price paid per share of $56.72.

On December 5, 2025, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to an additional $250 million of outstanding common stock could be repurchased from time to time (the "2026 Repurchase Program"). The 2026 Repurchase Program has no termination date and may be suspended or discontinued at any time. No shares were repurchased under the 2026 Repurchase Program during the fourth quarter of fiscal 2025.

The following table contains information regarding our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the fourth quarter of fiscal 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($M) (b)
September 28, 2025 through October 25, 2025	—	$—	—	$14.1
October 26, 2025 through November 22, 2025	217,506	$65.03	217,506	$—
November 22, 2025 through January 3, 2026	—	$—	—	$250.0
Total	217,506	$65.03	217,506	$250.0

(a)	All repurchases during the quarter were open-market transactions funded from available working capital made under the authorization from our Board of Directors to purchase up to $100.0 million of our common stock announced December 9, 2024.
(b)	At January 3, 2026, this amount consists of the remaining portion of the $250 million authorization that was announced December 5, 2025.

Comparison of Total Cumulative Stockholder Return

The following graph shows the five-year comparison of cumulative stockholder return on our common stock, the Standard and Poor's (“S&P”) 500 Index and the Philadelphia Semiconductor Index (“PHLX”) from December 2020 through December 2025. Cumulative stockholder return assumes $100 invested at the beginning of the period in our common stock, the S&P and PHLX. Historical stock price performance is not necessarily indicative of future stock price performance.

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

Lattice has focused its strategy on delivering programmable logic products and related solutions based on low power, small size, and ease of use. We also serve our customers with IP licensing and various other services. Our product development activities include new proprietary products, advanced packaging, existing product enhancements, software development tools, soft IP, and system solutions for high-growth applications such as Edge AI, wireless and wireline infrastructure, platform security, and factory automation.

This discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes included in Part II, Item 8. "Financial Statements and Supplementary Data" of this report. Discussions of results for prior periods (fiscal 2024 compared to fiscal 2023) are incorporated by reference from our Annual Report on Form 10-K for the year ended December 28, 2024.

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

Inventories and Cost of Revenue

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method) or net realizable value. We review and set standard costs quarterly to approximate current actual manufacturing costs. Our manufacturing overhead standards for product costs are calculated assuming full absorption of actual costs. The valuation of inventory requires us to estimate excess or obsolete inventory. Material assumptions we use to estimate necessary inventory carrying value adjustments can be unique to each product and are based on specific facts and circumstances. In determining provisions for excess or obsolete products, we consider assumptions such as changes in business and economic conditions, projected customer demand for our products, and changes in technology or customer requirements. The creation of such provisions results in a write-down of inventory to net realizable value and a charge to Cost of revenue. If in any period we anticipate a change in assumptions such as future market or economic conditions to be less favorable than our previous estimates, additional inventory write-downs may be required and would be reflected in Cost of revenue, resulting in a negative impact to our gross margin in that period. If in any period we are able to sell inventories that had been written down to a level below the ultimate realized selling price in a previous period, related revenue would be recorded with a lower or no offsetting charge to Cost of revenue resulting in a net benefit to our gross margin in that period.

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

As part of our regular financial review process, we also assess the likelihood that our tax reporting positions will ultimately be sustained on examination by the taxing authorities, based on the technical merits of the position. To the extent it is determined it is more likely than not (a likelihood of more than 50 percent) that some portion or all of a tax reporting position will ultimately not be recognized and sustained, a provision for unrecognized tax benefit is provided by either reducing the applicable deferred tax asset or accruing an income tax liability. Our judgment regarding the sustainability of our tax reporting positions may change in the future due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the related deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in income tax expense which may result in a corresponding increase or decrease in net income in the period when such determinations are made. The expiration of statutes of limitations may decrease our uncertain tax positions.

We recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. We recognize deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, where we do not plan to indefinitely reinvest such earnings and basis differences.

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Year Ended
	January 3,		December 28,		December 30,
(In thousands)	2026		2024		2023
Revenue	$523,262	100.0%	$509,401	100.0%	$737,154	100.0%

Gross margin	356,943	68.2	340,400	66.8	514,670	69.8

Research and development	187,983	35.9	159,302	31.3	159,770	21.7
Selling, general and, administrative	153,632	29.4	116,942	23.0	137,244	18.6
Amortization of acquired intangible assets	52	0.0	3,479	0.7	3,478	0.5
Restructuring and other	4,044	0.8	12,291	2.4	1,908	0.3
Impairment of acquired intangible assets	—	—	13,929	2.7	—	—
Income from operations	$11,232	2.1%	$34,457	6.8%	$212,270	28.8%

Revenue

	Year Ended
	January 3,	December 28,	December 30,	% Change in
(In thousands)	2026	2024	2023	2025	2024
Revenue	$523,262	$509,401	$737,154	2.7%	(30.9)%

Revenue increased $13.9 million, or 3%, in fiscal 2025 compared to fiscal 2024, primarily due to stronger demand in data center applications, including general-purpose and AI-specific servers, as well as wireline networking components, partially offset by softer Industrial and Automotive end market demand and from continued inventory normalization by customers.

Revenue by End Market

We sell our products globally to a broad base of customers in three primary end market groups: Communications and Computing, Industrial and Automotive, and Consumer. Across our end markets, our products are increasingly used in AI-related applications, including device usage in AI-optimized servers in data centers, AI-enabled PCs, and AI-enabled robotics and ADAS systems, among others. We also provide IP licensing and services to these end markets.

Within these end markets, there are multiple drivers, including:

•	Communications and Computing: data center servers and networking equipment, client computing platforms, and wireless and wireline communications infrastructure deployments.
•	Industrial and Automotive: factory automation, robotics, automotive electronics, and industrial IoT.
•	Consumer: smart home, prosumer, and other applications.

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

The following are examples of end market applications for the fiscal years presented:

Communications and Computing	Industrial and Automotive	Consumer
Wireless	Security and Surveillance	Cameras
Wireline	Machine Vision	Displays
Data Networking	Industrial Automation	Wearables
Server Computing	Robotics	Televisions
Client Computing	Automotive	Home Theater
Data Storage	Drones	Sound Systems
Cloud	Factory Automation
Hyperscalers

The composition of our revenue by end market is presented in the following table:

	Year Ended
	January 3,		December 28,		December 30,		% Change in
(In thousands)	2026		2024		2023		2025	2024
Communications and Computing	$292,716	55.9%	$228,145	44.8%	$257,536	34.9%	28.3%	(11.4)%
Industrial and Automotive	193,965	37.1	236,949	46.5	433,482	58.8	(18.1)	(45.3)
Consumer	36,581	7.0	44,307	8.7	46,136	6.3	(17.4)	(4.0)
Total revenue	$523,262	100.0%	$509,401	100.0%	$737,154	100.0%	2.7%	(30.9)%

Revenue from the Communications and Computing end market increased by 28% in fiscal 2025 compared to fiscal 2024 primarily due to stronger demand in data center applications, including general-purpose and AI-specific servers, as well as wireline networking components.

Revenue from the Industrial and Automotive end market decreased by 18% in fiscal 2025 compared to fiscal 2024, primarily due to softer end market demand and from continued inventory normalization by customers.

While we do not consider AI applications as a distinct end market, we expect AI-related revenue to grow over the next few years based on the growing pipeline of AI-related design wins in a diverse set of applications across all three of our end market segments.

Revenue by Geography

We have a diverse base of customers where distributors represent a significant portion of our total revenue. Our revenue by geographical market is based on the ship-to location of our customers, which can vary from time to time. Revenue in all regions for fiscal 2025 compared to fiscal 2024 has been impacted by the global macroeconomic environment.

The composition of our revenue by geography is presented in the following table:

	Year Ended
	January 3,		December 28,		December 30,		% Change in
(In thousands)	2026		2024		2023		2025	2024
Asia	$353,699	67.6%	$332,747	65.3%	$443,765	60.2%	6.3%	(25.0)%
Americas	102,758	19.6	101,217	19.9	145,839	19.8	1.5	(30.6)
Europe	66,805	12.8	75,437	14.8	147,550	20.0	(11.4)	(48.9)
Total revenue	$523,262	100.0%	$509,401	100.0%	$737,154	100.0%	2.7%	(30.9)%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue, and the distributors noted below individually accounted for more than 10% of our total revenue in certain periods covered by this report.

The composition of our revenue by customer is presented in the following table:

	% of Total Revenue
	Year Ended
	January 3,	December 28,	December 30,
	2026	2024	2023
Distributor A	30.9%	33.3%	31.6%
Distributor B	37.9	31.2	20.5
Distributor C	3.8	11.2	10.8
Distributor D	—	3.5	12.6
Other distributors	11.2	10.2	11.9
All distributors	83.8	89.4	87.4
Direct customers	16.2	10.6	12.6
Total revenue	100.0%	100.0%	100.0%

Gross margin

The composition of our gross margin, including as a percentage of revenue, is presented in the following table:

	Year Ended
	January 3,	December 28,	December 30,
(In thousands)	2026	2024	2023
Gross margin	$356,943	$340,400	$514,670
Gross margin percentage	68.2%	66.8%	69.8%

Gross margin percentage increased 140 basis points from fiscal 2024 to fiscal 2025. Higher margins resulted primarily from the non-recurrence of an approximately $7.0 million one-time charge for expiring production materials in the prior year. Gross margin also benefitted from changes in product mix between the periods, partially offset by higher stock-based compensation associated with market and performance-based awards in the current year.

Operating Expenses

Operating expenses increased year-over-year primarily due to higher stock-based compensation in the current year periods; excluding stock-based compensation, operating expenses decreased year-over-year. See Note 10 – Stock-Based Compensation Plans for additional details.

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Year Ended
	January 3,	December 28,	December 30,	% Change in
(In thousands)	2026	2024	2023	2025	2024
Research and development	$187,983	$159,302	$159,770	18.0%	(0.3)%
Percentage of revenue	35.9%	31.3%	21.7%

Research and development expense includes headcount-related costs, including cash- and stock-based compensation and benefits, R&D equipment expenses, engineering wafers, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions.

The increase in Research and development expense for fiscal 2025 compared to fiscal 2024 was primarily due to higher stock-based compensation associated with market-based and performance-based awards in the current year periods coupled with the prior year reduction in stock compensation expense from the forfeiture of equity awards by departing executives.

We believe that investing in research and development is important to delivering innovative products to our customers. We expect research and development expense to increase in the future, but to decline as a percentage of revenue.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Year Ended
	January 3,	December 28,	December 30,	% Change in
(In thousands)	2026	2024	2023	2025	2024
Selling, general, and administrative	$153,632	$116,942	$137,244	31.4%	(14.8)%
Percentage of revenue	29.4%	23.0%	18.6%

Selling, general, and administrative expense includes headcount-related costs, including cash- and stock-based compensation and benefits, related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses.

The increase in Selling, general, and administrative expense for fiscal 2025 compared to fiscal 2024 was primarily due to higher stock-based compensation associated with market-based and performance-based awards in the current year periods coupled with the prior year reduction in stock compensation expense from the forfeiture of equity awards by departing executives.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Year Ended
	January 3,	December 28,	December 30,	% Change in
(In thousands)	2026	2024	2023	2025	2024
Amortization of acquired intangible assets	$52	$3,479	$3,478	(98.5)%	0.0%
Percentage of revenue	0.0%	0.7%	0.5%

The decrease in Amortization of acquired intangible assets for fiscal 2025 compared to fiscal 2024 was primarily due to the full impairment of the Mirametrix intangible assets in the fourth quarter of fiscal 2024.

Restructuring and other

The composition of our Restructuring activity, including as a percentage of revenue, is presented in the following table:

	Year Ended
	January 3,	December 28,	December 30,	% Change in
(In thousands)	2026	2024	2023	2025	2024
Restructuring and other	$4,044	$12,291	$1,908	(67.1)%	100+%
Percentage of revenue	0.8%	2.4%	0.3%

Restructuring and other activity is generally comprised of expenses resulting from workforce reductions, cancellation of contracts, and consolidation of our facilities. Details of our restructuring plans and expenses incurred under them are discussed in Note 8 - Restructuring to our Consolidated Financial Statements in Part II, Item 8 of this report.

Restructuring costs decreased in fiscal 2025 compared to fiscal 2024 primarily due to lower costs in the current year for severance under the Q3 2024 Plan as compared to higher costs in the prior year for severance under both the Q3 2024 and Q3 2023 Plans.

Interest Income (Expense), net

The composition of our Interest income (expense), net, including as a percentage of revenue, is presented in the following table:

	Year Ended
	January 3,	December 28,	December 30,	% Change in
(In thousands)	2026	2024	2023	2025	2024
Interest income (expense), net	$2,896	$3,948	$2,041	(26.6)%	93.4%
Percentage of revenue	0.6%	0.8%	0.3%

Interest income (expense) for fiscal 2025 compared to fiscal 2024 decreased primarily due to lower interest rates on cash and cash equivalents between the periods.

Other Income (Expense), net

The composition of our Other income (expense), net, including as a percentage of revenue, is presented in the following table:

	Year Ended
	January 3,	December 28,	December 30,	% Change in
(In thousands)	2026	2024	2023	2025	2024
Other income (expense), net	$(751)	$(2,176)	$545	(65.5)%	100+%
Percentage of revenue	(0.1)%	(0.4)%	0.1%

For fiscal 2025 compared to fiscal 2024, the change in Other income (expense), net was primarily due to a $2.0 million write-off of a non-recoverable cost-method investment in the prior year period, and to foreign currency effects.

Income Taxes

The composition of our Income tax (benefit) expense is presented in the following table:

	Year Ended
	January 3,	December 28,	December 30,	% Change in
(In thousands)	2026	2024	2023	2025	2024
Income tax expense (benefit)	$10,293	$(24,902)	$(44,205)	(141.3)%	(43.7)%

Our income tax expense (benefit) for fiscal 2025 was driven primarily by nondeductible expenses related to stock‑based compensation, partially offset by federal tax credits. The income tax benefit in fiscal 2024 includes $27.7 million of income tax benefits due to the expiration of statutes of limitations that reduced our uncertain tax positions, combined with federal tax credits and the impact of stock‑based compensation.

We updated our evaluation of the valuation allowance position in the United States through January 3, 2026. In making this evaluation, we considered our operating environment and estimates about our ability to generate taxable income in future periods within the United States. As a result of our consistent and continued profitability over the preceding three-year period and our expectations about generating sufficient U.S. Federal taxable income, we have determined that there is sufficient evidence that our U.S. Federal deferred tax assets are more likely than not to be realized.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income before net interest income (expense), income tax expense (benefit), depreciation and amortization, stock-based compensation, and other items that are considered unusual or not representative of underlying trends of our business, including but not limited to: legal expense outside the ordinary course of business, transformation charges incurred in connection with our multi‑year strategic initiative to realign our organizational structure and modernize our technology platforms, restructuring, impairments, and other charges, if applicable for the periods presented.

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

A reconciliation of Net income to Adjusted EBITDA, including as a percentage of revenue, is presented in the following table:

	Year Ended
	January 3,	December 28,	December 30,
(In thousands)	2026	2024	2023
GAAP Net income	$3,084	$61,131	$259,061
GAAP Net income margin	0.6%	12.0%	35.1%

Interest (income) expense, net	(2,896)	(3,948)	(2,041)
Income tax expense (benefit)	10,293	(24,902)	(44,205)
Amortization of acquired intangible assets	52	3,479	3,478
Depreciation and other amortization	34,333	34,502	30,562
Stock-based compensation (1)	116,294	53,718	71,952
Incentive compensation to be settled in equity (2)	6,605	—	—
Transformation charges	5,388	2,770	—
Legal expenses (3)	1,107	5,248	3,928
Restructuring and other	4,044	12,291	1,908
Impairment charges	3,497	13,929	—
Other EBITDA adjustments	1,154	3,748	44
Adjusted EBITDA	$182,955	$161,966	$324,687
Adjusted EBITDA margin	35.0%	31.8%	44.0%

(1)	Includes stock-based compensation and related payroll tax expenses.
(2)	Includes accruals for the portion of our annual incentive plan that we intend to settle in equity.
(3)	Includes legal expenses outside the ordinary course of business, including those incurred defending against claims described in our 2024 10-K.

Adjusted EBITDA increased for fiscal 2025 compared to fiscal 2024 primarily as a result of higher revenue, the non-recurrence of an approximately $7.0 million one-time charge for expiring production materials in the prior year, and lower costs for outside services.

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

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. On September 1, 2022, we entered into our 2022 Credit Agreement, as described in Note 7 - Long-Term Debt to our Consolidated Financial Statements in Part II, Item 8 of this report. As of January 3, 2026, we did not have significant long-term commitments for capital expenditures. For further information on our cash commitments for operating lease liabilities, see Note 9 - Leases to our Consolidated Financial Statements in Part II, Item 8 of this report.

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

Liquidity

Cash and cash equivalents

(In thousands)	January 3, 2026	December 28, 2024	$ Change	% Change
Cash and cash equivalents	$133,886	$136,291	$(2,405)	(1.8)%

As of January 3, 2026, we had Cash and cash equivalents of $133.9 million, of which approximately $73.6 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of January 3, 2026, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in Cash and cash equivalents of $2.4 million between December 28, 2024 and January 3, 2026 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $175.1 million in fiscal 2025 compared to $140.9 million in fiscal 2024. This increase of $34.2 million was primarily driven by $17.9 million more cash provided by net income adjusted for non-cash items coupled with $16.3 million of net changes in working capital.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software and intellectual property licenses. Net cash used by investing activities in fiscal 2025 was $62.3 million compared to $37.7 million in fiscal 2024.

Financing activities — Financing cash flows consist primarily of repurchases of common stock, tax payments related to the net share settlement of restricted stock units, and proceeds from the acquisition of common stock under our employee stock purchase plan. Net cash used by financing activities in fiscal 2025 was $115.7 million compared to $94.5 million in fiscal 2024. This $21.2 million increase was due to the following activities. During fiscal 2025, we repurchased approximately 1.8 million shares of common stock for $100.0 million compared to fiscal 2024, where we repurchased approximately 1.1 million shares of common stock for $67.0 million. Payments for tax withholdings on vesting of RSUs partially offset by purchases under the employee stock purchase plan used net cash flows of $15.7 million in fiscal 2025, a decrease of approximately $11.8 million from the net $27.5 million used in fiscal 2024.

Accounts receivable, net

(In thousands)	January 3, 2026	December 28, 2024	$ Change	% Change
Accounts receivable, net	$102,277	$81,060	$21,217	26.2%
Days sales outstanding	64	63	1

Accounts receivable, net as of January 3, 2026 increased by approximately $21.2 million, or approximately 26%, compared to December 28, 2024. This increase was due to order scheduling through the fourth quarter. We calculate Days sales outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	January 3, 2026	December 28, 2024	$ Change	% Change
Inventories	$89,202	$103,410	$(14,208)	(13.7)%
Days of inventory on hand	178	207	(29)

Inventories as of January 3, 2026 decreased $14.2 million, or approximately 14%, compared to December 28, 2024 primarily as a result of our continued optimization of inventory to efficient levels for the business, which also decreased Days of inventory on hand over the period.

The Days of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of sales in that quarter. We calculate Days of inventory on hand on the basis of a 365-day year as Inventories at the end of the quarter divided by Cost of sales during the quarter annualized and then multiplied by 365.

Credit Arrangements

On September 1, 2022, we entered into our 2022 Credit Agreement. The details of this arrangement are described in Note 7 - Long-Term Debt to our Consolidated Financial Statements in Part II, Item 8 of this report. As of January 3, 2026, we had no used or unused credit arrangements beyond the secured revolving loan facility described in the 2022 Credit Agreement.

Share Repurchase Program

See "Issuer Purchases of Equity Securities" under Part II, Item 5 of this Annual Report on Form 10-K for more information about the share repurchase program.

New Accounting Pronouncements

The information contained under the heading "New Accounting Pronouncements" in Note 1 - Basis of Presentation and Significant Accounting Policies to our Consolidated Financial Statements in Part II, Item 8 of this report is incorporated by reference into this Part II, Item 7.

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

Foreign Currency Exchange Rate Risk

While our revenues and the majority of our expenses are denominated in U.S. dollars, our financial position and results of operations are subject to foreign currency exchange rate risk as a result of having various international subsidiary and branch operations. Historically, exposure to foreign currency exchange rate risk has not had a material impact on our results from operations. We may enter into foreign currency forward exchange contracts in relation to certain activities, which mitigate the foreign currency exchange rate exposure from an economic perspective and may be designated as "effective" hedges under U.S. GAAP.

Interest Rate Risk

Interest Income

Our interest income is sensitive to changes in the general level of interest rates. As of January 3, 2026, a hypothetical 100 basis point change in interest rates would have resulted in less than $1.5 million change in interest income.

Interest Expense

We may be exposed to interest rate risk via the terms of our 2022 Credit Agreement, which specifies an interest rate on revolving loans that consists of a variable-rate of interest and an applicable margin. While we have drawn from this credit facility in the past, we have no borrowings outstanding as of January 3, 2026. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 3,	December 28,	December 30,
(In thousands, except per share data)	2026	2024	2023
Revenue	$523,262	$509,401	$737,154
Cost of revenue	166,319	169,001	222,484
Gross margin	356,943	340,400	514,670
Operating expenses:
Research and development	187,983	159,302	159,770
Selling, general, and administrative	153,632	116,942	137,244
Amortization of acquired intangible assets	52	3,479	3,478
Restructuring and other	4,044	12,291	1,908
Impairment of acquired intangible assets	—	13,929	—
Total operating expenses	345,711	305,943	302,400
Income (loss) from operations	11,232	34,457	212,270
Interest income (expense), net	2,896	3,948	2,041
Other income (expense), net	(751)	(2,176)	545
Income (loss) before income taxes	13,377	36,229	214,856
Income tax expense (benefit)	10,293	(24,902)	(44,205)
Net income	$3,084	$61,131	$259,061

Net income per share:
Basic	$0.02	$0.44	$1.88
Diluted	$0.02	$0.44	$1.85

Shares used in per share calculations:
Basic	137,091	137,623	137,694
Diluted	138,238	138,322	139,790

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	January 3,	December 28,	December 30,
(In thousands)	2026	2024	2023
Net income	$3,084	$61,131	$259,061
Other comprehensive income (loss):
Translation adjustment	159	(694)	(16)
Change in actuarial valuation of defined benefit pension, net of tax	540	(242)	(476)
Comprehensive income	$3,783	$60,195	$258,569

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 3,	December 28,
(In thousands, except share and par value data)	2026	2024
ASSETS
Current assets:
Cash and cash equivalents	$133,886	$136,291
Accounts receivable, net	102,277	81,060
Inventories, net	89,202	103,410
Prepaid expenses and other current assets	38,509	44,073
Total current assets	363,874	364,834
Property and equipment, less accumulated depreciation of $123,654 at January 3, 2026 and $125,901 at December 28, 2024	77,032	52,988
Operating lease right-of-use assets	39,459	13,870
Intangible assets, net	4,143	4,587
Goodwill	315,358	315,358
Deferred income taxes	62,675	66,980
Other long-term assets	20,579	25,286
Total assets	$883,120	$843,903

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$56,518	$36,828
Accrued liabilities	30,594	45,638
Accrued payroll obligations	30,561	17,156
Total current liabilities	117,673	99,622
Long-term operating lease liabilities, net of current portion	36,127	9,433
Other long-term liabilities	15,266	23,916
Total liabilities	169,066	132,971
Contingencies (Note 14)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 136,771,000 shares issued and outstanding as of January 3, 2026 and 137,704,000 shares issued and outstanding as of December 28, 2024	1,368	1,377
Additional paid-in capital	503,647	504,299
Retained earnings	212,182	209,098
Accumulated other comprehensive loss	(3,143)	(3,842)
Total stockholders' equity	714,054	710,932
Total liabilities and stockholders' equity	$883,120	$843,903

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 3,	December 28,	December 30,
(In thousands)	2026	2024	2023
Cash flows from operating activities:
Net income	$3,084	$61,131	$259,061
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35,481	38,737	34,432
Stock-based compensation expense	115,613	52,985	70,197
Change in deferred income tax provision	5,187	(12,069)	(58,614)
Change in noncurrent taxes payable	(384)	(19,370)	299
Amortization of right-of-use assets	6,834	7,530	6,764
Impairment charges	3,497	13,929	—
Charge for expiring production materials	—	7,019	—
Other non-cash adjustments	1,124	2,690	253
Changes in assets and liabilities:
Accounts receivable, net	(21,217)	23,313	(10,355)
Inventories, net	14,208	(4,584)	11,549
Prepaid expenses and other assets	5,364	(11,065)	(6,001)
Accounts payable	19,690	2,341	(7,549)
Accrued liabilities	(19,540)	(3,515)	(12,963)
Accrued payroll obligations	13,405	(9,709)	(10,005)
Operating lease liabilities, current and long-term portions	(7,239)	(8,487)	(7,480)
Net cash provided by (used in) operating activities	175,107	140,876	269,588
Cash flows from investing activities:
Capital expenditures	(42,527)	(20,985)	(20,098)
Cash paid for software and intellectual property licenses	(19,781)	(16,708)	(13,152)
Net cash provided by (used in) investing activities	(62,308)	(37,693)	(33,250)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(23,285)	(33,646)	(52,078)
Proceeds from issuance of common stock	7,588	6,184	8,365
Repurchase of common stock	(100,000)	(66,998)	(80,004)
Repayment of long-term debt	—	—	(130,000)
Net cash provided by (used in) financing activities	(115,697)	(94,460)	(253,717)
Effect of exchange rate change on cash	493	(749)	(26)
Net increase (decrease) in cash and cash equivalents	(2,405)	7,974	(17,405)
Beginning cash and cash equivalents	136,291	128,317	145,722
Ending cash and cash equivalents	$133,886	$136,291	$128,317

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$—	$—	$3,240
Income taxes paid, net of refunds	$7,768	$8,587	$15,754
Operating lease payments	$8,330	$9,567	$8,344
Accrued purchases of plant and equipment	$6,768	$2,132	$392
Operating lease right-of-use assets obtained in exchange for lease obligations	$32,548	$7,428	$3,718

The accompanying notes are an integral part of these Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other
	($.01 par value)		Paid-in	(Accumulated	Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balances, December 31, 2022	137,099	$1,371	$599,300	$(111,094)	$(2,414)	$487,163
Components of comprehensive income, net of tax:
Net income	—	—	—	259,061	—	259,061
Other comprehensive income (loss)	—	—	—	—	(492)	(492)
Total comprehensive income						258,569
Common stock issued in connection with employee equity incentive awards, net of shares withheld for employee taxes	1,465	14	(43,727)	—	—	(43,713)
Stock-based compensation expense	—	—	70,197	—	—	70,197
Repurchase of common stock	(1,224)	(12)	(80,184)	—	—	(80,196)
Balances, December 30, 2023	137,340	$1,373	$545,586	$147,967	$(2,906)	$692,020
Components of comprehensive income, net of tax:
Net income	—	—	—	61,131	—	61,131
Other comprehensive income (loss)	—	—	—	—	(936)	(936)
Total comprehensive income						60,195
Common stock issued in connection with employee equity incentive awards, net of shares withheld for employee taxes	1,509	15	(27,477)	—	—	(27,462)
Stock-based compensation expense	—	—	52,985	—	—	52,985
Repurchase of common stock	(1,145)	(11)	(66,795)	—	—	(66,806)
Balances, December 28, 2024	137,704	$1,377	$504,299	$209,098	$(3,842)	$710,932
Components of comprehensive income, net of tax:
Net income	—	—	—	3,084	—	3,084
Other comprehensive income (loss)	—	—	—	—	699	699
Total comprehensive income						3,783
Common stock issued in connection with employee equity incentive awards, net of shares withheld for employee taxes	830	8	(15,705)	—	—	(15,697)
Stock-based compensation expense	—	—	115,613	—	—	115,613
Repurchase of common stock	(1,763)	(17)	(100,560)	—	—	(100,577)
Balances, January 3, 2026	136,771	$1,368	$503,647	$212,182	$(3,143)	$714,054

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

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2025 was a 53-week year that ended on January 3, 2026. Our fiscal 2024 and 2023 were both 52-week years that ended on December 28, 2024 and  December 30, 2023, respectively. Our fiscal 2026 will be a 52-week year and will end on January 2, 2027. All references to quarterly or annual financial results are references to the results for the relevant fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue, trade accounts receivable, cash and cash equivalents, and supply of wafers for our new products.

Sales to distributors have historically accounted for a significant portion of our total revenue. Certain of our largest distributors each account for more than 10% of our total revenue and our net accounts receivable. Revenue attributable to distributors as a percentage of total revenue is presented in the following table:

	Year Ended
	January 3,	December 28,	December 30,
	2026	2024	2023
Distributor A	31%	33%	32%
Distributor B	38	31	21
Distributor C	4	11	11
Distributor D	—	4	13
Other distributors	11	10	10
Revenue attributable to distributors	84%	89%	87%

Certain of our distributors accounted for more than 10% of net accounts receivable at the dates presented. At January 3, 2026 and December 28, 2024, Distributor A accounted for approximately 28% and 36%, respectively, and Distributor B accounted for approximately 62% and 45%, respectively.

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

We limit our risk exposure related to cash and cash equivalents by placing our cash with high credit quality financial institutions. At times, such deposits may exceed Federal Deposit Insurance Corporation insurance limits. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Inventories and Cost of Revenue

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method) or net realizable value. We review and set standard costs quarterly to approximate current actual manufacturing costs. Our manufacturing overhead standards for product costs are calculated assuming full absorption of actual costs. The valuation of inventory requires us to estimate excess or obsolete inventory. Material assumptions we use to estimate necessary inventory carrying value adjustments can be unique to each product and are based on specific facts and circumstances. In determining provisions for excess or obsolete products, we consider assumptions such as changes in business and economic conditions, projected customer demand for our products, and changes in technology or customer requirements. The creation of such provisions results in a write-down of inventory to net realizable value and a charge to Cost of revenue. Lower of cost or net realizable value is based on assumptions such as recent historical sales activity and selling prices, as well as estimates of future sales activity and selling prices. Shipping and handling costs are included in Cost of revenue in our Consolidated Statements of Operations.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, generally three to seven years for equipment and software, and one to five years for tooling. Leasehold improvements are amortized over the shorter of the non-cancellable lease term or the estimated useful life of the assets. We capitalize costs for the fabrication of masks used by our foundry partners to manufacture our products. The capitalized mask costs begin depreciating to Cost of revenue once the products go into production, and depreciation is straight-lined over a three-year period, which is the expected useful life of the mask. Upon disposal of property and equipment, the accounts are relieved of the costs and related accumulated depreciation and amortization, and resulting gains or losses are reflected in the Consolidated Statements of Operations for recognized gains and losses. Repair and maintenance costs are expensed as incurred.

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

Stock-Based Compensation

We estimate the fair value of stock-based awards consistent with the provisions of ASC 718, “Compensation - Stock Compensation” and recognize stock-based compensation expense on a straight-line basis over the requisite service period, with forfeitures accounted for as they occur. We value restricted stock units ("RSUs") restricted stock awards ("RSAs") using the closing market price on the date of grant, and we value our employee stock purchase plan ("ESPP") using the Black-Scholes option pricing model. We have also granted RSUs with a market condition or a performance condition to certain executives. The terms of these grants, including achievement criteria and vesting schedules, are detailed under the heading "Market-Based and Performance-Based Awards — Grants" in Note 10 - Stock-Based Compensation Plans. Our current practice is to issue new shares to satisfy ESPP purchases. For RSUs, we issue new shares when awards vest and withhold a portion of these shares on behalf of employees to satisfy the minimum statutory tax withholding requirements.

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

A summary of basic and diluted Net income per share is presented in the following table:

	Year Ended
	January 3,	December 28,	December 30,
(In thousands, except per share data)	2026	2024	2023
Net income	$3,084	$61,131	$259,061

Shares used in basic Net income per share	137,091	137,623	137,694
Dilutive effect of employee equity incentive awards	1,147	699	2,096
Shares used in diluted Net income per share	138,238	138,322	139,790

Basic Net income per share	$0.02	$0.44	$1.88
Diluted Net income per share	$0.02	$0.44	$1.85

The computation of diluted Net income per share excludes the effects of employee equity incentive plans that are antidilutive, aggregating to approximately 0.7 million, 1.0 million, and 0.4 million, respectively, in fiscal 2025, 2024, and 2023.

Note 3 - Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables provide information about revenue from contracts with customers disaggregated by channel and by geographical market. Revenue is attributed to geographic regions based on the ship-to location of the customer. The Greater China geography includes revenue associated with shipments to both Hong Kong and mainland China. Products shipped to Hong Kong may subsequently be transferred to mainland China or other destinations, and products shipped to mainland China may similarly move through intermediary locations

	Year Ended
Revenue by Channel	January 3,		December 28,		December 30,
(In thousands)	2026		2024		2023
Distributors	$438,455	84%	$455,160	89%	$644,181	87%
Direct	84,807	16%	54,241	11%	92,973	13%
Total revenue	$523,262	100%	$509,401	100%	$737,154	100%

Revenue by Geographical Market
(In thousands)
Greater China	$273,246	52%	$206,380	40%	239,192	32%
Japan	28,602	6%	81,043	16%	110,403	15%
Other Asia	51,851	10%	45,324	9%	94,170	13%
Asia	353,699	68%	332,747	65%	443,765	60%
Americas	102,758	19%	101,217	20%	145,839	20%
Europe	66,805	13%	75,437	15%	147,550	20%
Total revenue	$523,262	100%	$509,401	100%	$737,154	100%

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

The following table summarizes activity during the periods presented:

(In thousands)
Contract assets as of December 30, 2023	$11,194
Revenues recorded during the period	14,408
Transferred to Accounts receivable or collected	(7,724)
Contract assets as of December 28, 2024	$17,878
Revenues recorded during the period	25,854
Transferred to Accounts receivable or collected	(36,063)
Contract assets as of January 3, 2026	$7,669

Contract liabilities are included in Accrued liabilities on our Consolidated Balance Sheets. The following table summarizes activity during the periods presented:

(In thousands)
Contract liabilities as of December 30, 2023	$5,304
Unperformed performance obligations	6,945
Accruals for estimated future stock rotation and scrap returns	13,051
Less: Release of accruals for recognized stock rotation and scrap returns	(14,118)
Contract liabilities as of December 28, 2024	$11,182
Revenue recognized from satisfied performance obligations	(6,945)
Accruals for estimated future stock rotation and scrap returns	6,131
Less: Release of accruals for recognized stock rotation and scrap returns	(6,362)
Contract liabilities as of January 3, 2026	$4,006

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

	January 3,	December 28,
(In thousands)	2026	2024
Accounts receivable	$102,277	$81,060
Less: Allowance for credit losses	—	—
Accounts receivable, net	$102,277	$81,060

We had no material bad debt expense in fiscal 2025, 2024, or 2023.

Inventories

	January 3,	December 28,
(In thousands)	2026	2024
Work in progress	$69,031	$82,273
Finished goods	20,171	21,137
Total inventories, net	$89,202	$103,410

Accrued Liabilities

Included in Accrued liabilities in the Consolidated Balance Sheets are the following balances:

	January 3,	December 28,
(In thousands)	2026	2024
Current portion of liability for non-cancellable contracts	$13,296	$13,534
Contract liabilities	4,006	11,182
Liability for expiring production materials	1,714	7,019
Current portion of operating lease liabilities	5,980	5,818
Other accrued liabilities	5,598	8,085
Total accrued liabilities	$30,594	$45,638

Other Long-Term Liabilities

Included in Other long-term liabilities in the Consolidated Balance Sheets are the following balances:

	January 3,	December 28,
(In thousands)	2026	2024
Long-term portion of liability for non-cancellable contracts	$8,962	$16,022
Other long-term liabilities	6,304	7,894
Total other long-term liabilities	$15,266	$23,916

Note 5 - Property and Equipment

	January 3,	December 28,
(In thousands)	2026	2024
Production equipment and software	$186,653	$161,525
Leasehold improvements	12,190	15,387
Office furniture and equipment	1,843	1,977
	200,686	178,889
Accumulated depreciation and amortization	(123,654)	(125,901)
Total property and equipment, net	$77,032	$52,988

For fiscal years 2025, 2024, and 2023 depreciation and amortization expense for property and equipment was $19.9 million, $19.3 million, and $17.3 million, respectively.

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	January 3,	December 28,
(In thousands)	2026	2024
United States	$40,338	$26,578

Taiwan	11,524	11,234
Philippines	6,544	6,086
India	11,825	2,165
China	2,552	2,504
Other	4,249	4,421
Total foreign property and equipment, net	36,694	26,410
Total property and equipment, net	$77,032	$52,988

Note 6 - Intangible Assets and Goodwill

In connection with our previous acquisitions, we have recorded identifiable intangible assets related to existing technology, customer relationships, and trade name / trademarks. We amortize the intangible assets using the straight-line method over their estimated useful lives. Additionally, we have entered into license agreements for third-party technology and recorded them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives. No impairment charges relating to acquired intangible assets were recorded for fiscal 2025 or 2023. In fiscal 2024, we recorded an impairment charge of $13.9 million relating to acquired intangible assets.

The following tables summarize the details of our Intangible assets, net as of January 3, 2026 and December 28, 2024:

	January 3, 2026
(In thousands)	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net
Existing technology	7.0	$125,037	$(124,539)	$498
Customer relationships	—	32,734	(32,734)	—
Trade name / trademarks	—	1,500	(1,500)	—
Licensed technology	5.0	10,618	(6,973)	3,645
Total identified intangible assets		$169,889	$(165,746)	$4,143

	December 28, 2024
(In thousands)	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net
Existing technology	—	$124,487	$(124,487)	$—
Customer relationships	—	32,734	(32,734)	—
Trade name / trademarks	—	1,500	(1,500)	—
Licensed technology	5.4	9,366	(4,779)	4,587
Total identified intangible assets		$168,087	$(163,500)	$4,587

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Year Ended
	January 3,	December 28,	December 30,
(In thousands)	2026	2024	2023
Research and development	$2,194	$1,218	$1,074
Amortization of acquired intangible assets	52	3,479	3,478
	$2,246	$4,697	$4,552

The annual expected amortization expense related to intangible assets is as follows:

Fiscal year	(In thousands)
2026	$2,232
2027	1,456
2028	193
2029	79
2030	79
Thereafter	104
Total	$4,143

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill balance at January 3, 2026 is comprised of approximately $315.4 million from prior acquisitions. No impairment charges relating to goodwill were recorded for fiscal 2025, 2024, or 2023.

Note 7 - Long-Term Debt

On September 1, 2022, we entered into an Amended and Restated Credit Agreement (the “2022 Credit Agreement”), which provides for a five-year secured revolving loan facility with an aggregate principal amount of up to $350 million. We have a zero drawn balance on this facility and, effective December 10, 2025, we deliberately reduced the aggregate available principal amount from up to $350 million to up to $200 million. This reduction lowered our carrying costs. We intend to use the revolving loan facility for working capital and general corporate purposes as appropriate.

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

The revolving loans under the 2022 Credit Agreement may be repaid and reborrowed at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loan on September 1, 2027. At January 3, 2026 and December 28, 2024, we had no borrowings outstanding under the 2022 Credit Agreement.

Interest expense related to our long-term debt is included in Interest expense on our Consolidated Statements of Operations as follows:

	Year Ended
	January 3,	December 28,	December 30,
(In thousands)	2026	2024	2023
Contractual interest	$—	$—	$2,701
Amortization of original issuance discount and debt costs	264	266	266
Total interest expense related to long-term debt	$264	$266	$2,967

Note 8 - Restructuring

In the third quarter of 2024, our management commenced an internal restructuring plan ("the Q3 2024 Plan"), which includes a global workforce reduction. Under this plan, we incurred restructuring costs of approximately $3.4 million and $7.6 million, respectively, in fiscal 2025 and 2024. Under this plan, approximately $11.0 million of total costs have been incurred through January 3, 2026. The Q3 2024 Plan is expected to be largely complete by the end of the first quarter of fiscal year 2026.

In the third quarter of 2023, our management approved and executed an internal restructuring plan (the “Q3 2023 Plan”), which included a targeted workforce reduction intended to reorganize critical roles and focus skillsets in key growth markets.

We incurred no restructuring costs during fiscal 2025, and incurred restructuring costs of approximately $5.3 million and $2.0 million, respectively, in fiscal 2024 and 2023. Under this plan, approximately $7.3 million of total costs have been incurred through January 3, 2026. All actions planned under the Q3 2023 plan have been implemented.

Other restructuring activity in the periods presented consisted of expense adjustments on previous plans. Costs and adjustments on restructuring plans are recorded to Restructuring and other on our Consolidated Statements of Operations. The restructuring accrual balance is presented in Accrued liabilities and in Other long-term liabilities on our Consolidated Balance Sheets.

The following table displays the activity related to our restructuring plans:

(In thousands)	Severance & Related	Lease Termination & Fixed Assets	Other (1)	Total
Accrued Restructuring at December 31, 2022	$400	$5,892	$640	$6,932
Restructuring	1,848	56	4	1,908
Costs paid or otherwise settled	(758)	(1,440)	(24)	(2,222)
Accrued Restructuring at December 30, 2023	$1,490	$4,508	$620	$6,618
Restructuring	12,896	15	(620)	12,291
Costs paid or otherwise settled	(12,481)	(1,559)	—	(14,040)
Accrued Restructuring at December 28, 2024	$1,905	$2,964	$—	$4,869
Restructuring	3,438	50	—	3,488
Costs paid or otherwise settled	(4,387)	(3,014)	—	(7,401)
Accrued Restructuring at January 3, 2026	$956	$—	$—	$956

(1)	Includes termination fees on the cancellation of certain contracts

Note 9 - Leases

We have operating leases for corporate offices, sales offices, research and development facilities, storage facilities, and a data center, all of which are leased under operating leases that expire at various times through 2035. Our leases have remaining lease terms of less than 1 year to 10 years, some of which include options to extend for up to 5 years, and some of which include options to terminate within 1 year. The weighted-average remaining lease term was 6.4 years and the weighted-average discount rate was 4.9% as of January 3, 2026. We recorded fixed operating lease expense of $8.1 million, $8.5 million, and $7.8 million, respectively, for fiscal 2025, 2024, and 2023.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during fiscal 2025:

Operating lease right-of-use assets	(In thousands)
Balance as of December 28, 2024	$13,870
Right-of-use assets obtained for new or renewed lease contracts during the period	32,548
Amortization of right-of-use assets during the period	(6,834)
Adjustments for present value and foreign currency effects	(125)
Balance as of January 3, 2026	$39,459

Operating lease liabilities	(In thousands)
Balance as of December 28, 2024	$15,251
Lease liabilities accrued for new or renewed lease contracts during the period	32,548
Lease liability for renewed lease on facility restructured prior to adoption of ASC 842	1,547
Accretion of lease liabilities	1,250
Operating cash used for payments on lease liabilities	(8,330)
Adjustments for present value and foreign currency effects	(159)
Balance as of January 3, 2026	42,107
Less: Current portion of operating lease liabilities (included in Accrued liabilities)	(5,980)
Long-term operating lease liabilities, net of current portion	$36,127

Maturities of operating lease liabilities as of January 3, 2026 are as follows:

Fiscal year	(In thousands)
2026	$7,798
2027	8,570
2028	7,821
2029	5,424
2030	5,457
Thereafter	14,718
Total lease payments	49,788
Less: amount representing interest	(7,681)
Total lease liabilities	$42,107

Note 10 - Stock-Based Compensation Plans

Employee and Director Restricted Stock and ESPP Plans

As of January 3, 2026, we have three active equity incentive plans, including the "2023 Equity Incentive Plan" and the "2011 Non-Employee Director Equity Incentive Plan", under which shares remain available for grants to employees and non-employee directors, respectively. We also have the “2025 Inducement Equity Plan”, under which shares will be available for grants to new hire employees. Restricted stock unit ("RSU"), and restricted stock award ("RSA") grants are part of our equity compensation practices for employees who receive equity grants. RSUs and RSAs generally vest quarterly over a four-year period beginning on the grant date.

We also maintain the 2012 Employee Stock Purchase Plan ("2012 ESPP"), pursuant to which eligible employees may contribute through payroll deductions up to 10% of base compensation, subject to certain income limits, to purchase shares of our common stock. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period. We have treated the 2012 ESPP as a compensatory plan. At January 3, 2026, a total of 0.7 million shares of our common stock were available for future purchases under the 2012 ESPP.

At January 3, 2026, a total of 4.9 million shares of our common stock were available for future grants under the 2023 Equity Incentive Plan and the 2011 Non‑Employee Director Equity Incentive Plan. At the same date, 1.3 million shares were available for issuance under the 2025 Inducement Equity Plan, which is a standalone, non‑shareholder‑approved plan that may be used only for inducement awards to new hires. The 2023 Equity Incentive Plan, 2011 Non‑Employee Director Equity Incentive Plan, and the 2025 Inducement Equity Plan do not have any fungible share‑counting provisions. Shares subject to performance‑based restricted stock units that are not delivered due to failure to meet the maximum payout threshold generally become available for re‑issuance under the applicable equity incentive plans.

Stock-Based Compensation Expense

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Year Ended
	January 3,	December 28,	December 30,
(In thousands)	2026	2024	2023
Cost of revenue	$5,363	$2,731	$4,506
Research and development	49,873	29,033	27,782
Selling, general, and administrative	60,377	21,221	37,909
Total stock-based compensation	$115,613	$52,985	$70,197

The income tax benefit related to total stock-based compensation expense was $8.5 million, $6.3 million, and $7.6 million, respectively, for fiscal 2025, 2024, and 2023, which is reflected in Income tax expense (benefit) in the Consolidated Statements of Operations. There was no income tax benefit related to awards vested during 2025 due to shortfalls (actual tax deductions were lower than the U.S. GAAP compensation cost). The income tax benefit related to awards vested or exercised during fiscal 2024 and 2023, respectively, was $1.7 million and $10.4 million. These amounts do not include the indirect effects of stock-based compensation, which primarily relate to the R&D tax credit.

Employee Stock Purchase Plan

The fair values of the shares expected to be issued under the employee stock purchase plan were estimated using the Black-Scholes valuation model and the assumptions noted in the following table. The expected volatility of ESPP shares is based on the daily historical volatility of our stock price, measured over the ESPP purchase period. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the offering period. Dividend yield has no valuation impact, as we have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future.

The following table summarizes the assumptions used in the valuation of ESPP compensation for the periods presented:

	Year Ended
	January 3,	December 28,	December 30,
	2026	2024	2023
Employee Stock Purchase Plan
Weighted average expected volatility	41.6%	52.6%	48.2%
Weighted average risk-free interest rate	3.95%	4.88%	5.37%
Expected term (in months)	6	6	6

The weighted average fair values for the ESPP, calculated using the Black-Scholes option pricing model with the noted assumptions for the ESPP, were $18.30, $15.50, and $24.38 for fiscal years 2025, 2024, and 2023, respectively.

Compensation expense for the ESPP is recognized using the straight-line method. We recorded stock-based compensation expense related to the ESPP of approximately $2.3 million, $1.8 million, and $2.2 million in fiscal 2025, 2024, and 2023, respectively.

Time-Based Restricted Stock Unit Awards and Restricted Stock Awards

The following table summarizes the activity for our time-based RSUs and RSAs for the year ended January 3, 2026:

(Shares in thousands)	Shares	Weighted average grant date fair value
Balance, December 28, 2024	2,692	$63.78
Granted	1,841	51.54
Vested	(982)	64.55
Forfeited or expired	(296)	62.92
Balance, January 3, 2026	3,255	$56.71

At January 3, 2026, there was $162.9 million of unrecognized compensation expense related to unvested time-based RSUs and RSAs. Compensation expense for RSUs and RSAs is recognized using the straight-line method over the related vesting period. In fiscal 2025, 2024, and 2023, we recorded stock-based compensation expense related to time-based RSUs and RSAs of approximately $70.2 million, $51.8 million, and $41.5 million, respectively.

Market-Based and Performance-Based Awards

In 2023 through 2025, we granted awards of RSUs with either a market condition or a performance condition to certain executives.

Market-Based and Performance-Based Awards — Grants

In fiscal 2025, 2024, and 2023, we granted awards of RSUs with a market condition to certain executives. Under the terms of these grants, the RSUs with a market condition vest over a three-year period based on the Company's total shareholder return ("TSR") relative to the Russell 3000 index, which condition is measured for the grants on either the third anniversary of the grant date, or equally on the first, second, and third anniversary of the grant date, depending on the executive. The awards may vest at 250% or 200%, depending on the executive, if the 75th percentile of the market condition is achieved, with 100% of the units vesting at the 55th percentile, zero vesting if relative TSR is below the 25th percentile, and vesting scaling for achievement between the 25th and 75th percentile.

In fiscal 2025, we also granted awards of RSUs with a performance condition to certain executives. Under the terms of these grants, the RSUs with a performance condition will vest if the Company achieves year-over-year revenue growth in excess of the Gartner Non-Memory Semiconductor Revenue Growth benchmark, and the number of shares that vest will scale based on achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 250%.

During fiscal 2025, the Compensation Committee of the Board of Directors approved a modification to the performance condition periods and vesting criteria associated with these revenue growth performance awards and similar awards that were granted to certain executives in fiscal 2024 to align the awards with the Company's growth strategy. The modification extended the beginning and end dates of each measurement period by one year, such that the performance condition will be measured annually after each fiscal year-end for one-fourth of the grants with the first measurement period beginning in fiscal 2026 and the last measurement period ending at the end of fiscal 2029. Additionally, the awards were modified such that the measurement and vesting for each tranche will occur on the later of the filing date of the Company’s Annual Report on Form 10-K for the applicable measurement period, or the date the Gartner Non-Memory Semiconductor Revenue Growth benchmark is published. Vesting of these awards occurs approximately 4 months after the end of each measurement period. All other terms of the modified awards including the size of the awards and performance criteria remain the same. This modification had no material impact on stock-based compensation expense upon adoption.

Also during fiscal 2025, we granted additional awards of RSUs with a performance condition to the majority of our employee population. Under the terms of these grants, the RSUs with a performance condition will vest if the Company achieves year-over-year revenue growth targets, and the number of shares vested will scale for achievement of year-over-year revenue growth compared to certain targets, with maximum vesting up to 200% depending on the employee's level. The performance condition will be measured annually after each fiscal year-end for one-half of the grants with the first measurement period beginning in fiscal 2026 and the last measurement period ending at the end of fiscal 2027. Vesting of these awards occurs approximately 4 months after the end of each measurement period.

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

Market-Based and Performance-Based Awards — Vesting

During fiscal 2025, the market condition for awards granted to certain executives in previous years exceeded the 55th percentile of their TSR condition, and these awards vested at 134%. Also during 2025, the third tranche of awards granted in fiscal 2021 and 2022 with a year-over-year revenue growth performance condition vested at the 116.3% level of achievement, based on the Company's year-over-year revenue growth performance as of December 30, 2023. For the fourth tranche of these awards, the Company did not meet the year-over-year revenue growth performance criteria as of December 28, 2024.

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

Market-Based and Performance-Based Awards — Compensation Expense

For our awards with a market condition or a performance condition, we incurred stock compensation expense in fiscal 2025 of approximately $43.1 million. In fiscal 2024, we recorded benefits from forfeitures of approximately $29.0 million due to executive departures, partially offset by stock compensation expense of approximately $28.4 million. In fiscal 2023, we incurred stock-based compensation expense of approximately $26.4 million. These amounts are recorded as components of total stock-based compensation. At January 3, 2026, there was $66.2 million of unrecognized compensation expense related to unvested RSUs with a market condition or a performance condition. Awards with a market condition were valued using Monte Carlo simulation models.

The following table summarizes the assumptions used at the grant date in the valuation of RSUs with a market condition:

	Year Ended
	January 3,	December 28,	December 30,
	2026	2024	2023
Executive RSUs with a market condition
Weighted average expected volatility	52.75% to 53.01%	51.04% to 53.96%	50.97% to 54.31%
Weighted average risk-free interest rate	3.95% to 4.25%	3.39% to 4.53%	4.28% to 4.59%
Expected term (years)	3	3 to 6	3

The valuation of RSUs with a performance condition is based on the closing market price on the date of grant.

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Shares	Weighted average grant date fair value
Balance, December 28, 2024	1,593	$62.24
Granted	833	60.32
Effect of vesting multiplier	19
Vested	(101)	75.87
Canceled	(229)	72.66
Balance, January 3, 2026	2,115	$59.69

Note 11 - Common Stock Repurchase Program

On December 9, 2024, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $100 million of outstanding common stock could be repurchased from time to time (the "2025 Repurchase Program"). The duration of the 2025 Repurchase Program was through December 31, 2025. During the fourth quarter of fiscal 2025, we repurchased 217,506 shares for $14.1 million, or an average price paid per share of $65.03. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2025 Repurchase Program were retired upon settlement. We repurchased a total of 1,763,053 shares for $100.0 million, or an average price paid per share of $56.72, during fiscal year 2025.

On December 5, 2025, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to an additional $250 million of outstanding common stock could be repurchased from time to time (the "2026 Repurchase Program"). The 2026 Repurchase Program has no termination date and may be suspended or discontinued at any time. No shares were repurchased under the 2026 Repurchase Program during the fourth quarter of fiscal 2025.

Note 12 - Income Taxes

We are subject to federal and state income tax as well as income tax in the various foreign jurisdictions in which we operate.

The domestic and foreign components of Income before income taxes were as follows:

	Year Ended
	January 3,	December 28,	December 30,
(In thousands)	2026	2024	2023
Domestic	$(1,792)	$2,595	$55,069
Foreign	15,169	33,634	159,787
Income before taxes	$13,377	$36,229	$214,856

The components of Income tax expense (benefit) are as follows:

	Year Ended
	January 3,	December 28,	December 30,
(In thousands)	2026	2024	2023
Current:
Federal	$2,317	$(15,866)	$10,331
State	(10)	460	1,059
Foreign	2,799	2,573	3,019
	5,106	(12,833)	14,409
Deferred:
Federal	4,912	(7,530)	(56,323)
State	—	—	—
Foreign	275	(4,539)	(2,291)
	5,187	(12,069)	(58,614)
Income tax expense (benefit)	$10,293	$(24,902)	$(44,205)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which require greater disaggregation of income tax disclosures around the effective rate reconciliation. The guidance in this update is effective for fiscal years beginning after December 15, 2024, and the Company adopted it prospectively for the year ended January 3, 2026. Income tax expense (benefit) for the year ended January 3, 2026 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended
	January 3, 2026
(In thousands)	Amount	%
U.S Federal Statutory Tax Rate	$2,809	21.0
State Income Taxes, Net of Federal Benefit*	(4)	—
Foreign Tax Effects
Bermuda
Statutory tax rate difference between Bermuda and United States	(360)	(2.7)
Taiwan
Withholding tax	1,239	9.3
Canada
Research and Development tax credits	(226)	(1.7)
Stock-based payment awards	683	5.1
Other	(142)	(1.1)
Other	570	4.1
Effects of Changes in Tax Law	—	—
Nontaxable or Nondeductible Items
Stock-based compensation	15,271	114.2
Other	132	1.0
Effects of Cross Border Tax Effects
Global Intangible low-taxed income	(196)	(1.5)
Foreign-Derived Intangible Income	(2,243)	(16.8)
Subpart F Income	1,027	7.7
Tax Credits
R&D Credits	(2,400)	(17.9)
Foreign Tax Credits	(7,180)	(53.7)
Change in Valuation Allowance	627	4.7
Changes in Unrecognized Tax Benefits	(6)	—
Other	692	5.2

Effective Tax Rate	$10,293	76.9

*State taxes in Oregon made up the majority (greater than 50 percent) of the tax effect in this category.

The increase in provision for income taxes in fiscal year 2025 compared to fiscal year 2024 was primarily due to nondeductible stock compensation and the recognition of uncertain tax benefits in the previous year.

As previously disclosed for the years ended December 28, 2024 and December 30, 2023, prior to the adoption of ASU 2023-09, income tax expense (benefit) differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended
	December 28,	December 30,
	2024	2023
	%	%
Statutory federal rate	21	21
Adjustments for tax effects of:
State taxes, net	(8)	(1)
Federal tax credits	(16)	(4)
Stock-based compensation	9	(2)
Foreign rate differential	(25)	(15)
U.S. tax on foreign operations	18	9
Valuation allowance	10	(29)
Change in uncertain tax benefit accrual	(75)	—
Other	(3)	—
Effective income tax rate	(69)	(21)

The decrease in benefit for income taxes in fiscal year 2024 compared to fiscal year 2023 was primarily due to the release of the US federal valuation allowance in fiscal year 2023 and the recognition of uncertain tax benefits in fiscal year 2024.

On July 4, 2025, the United States enacted tax legislation (the “Tax Act”). The Tax Act includes significant provisions, such as the permanent extension of certain expiring provisions of The 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates with certain provisions effective in 2025. The impacts of provisions effective in 2025 have been incorporated into the income tax provision in fiscal 2025 and did not have a material impact on our effective tax rate.

We updated our evaluation of the valuation allowance position in the United States through January 3, 2026 and concluded that we should continue to maintain a full valuation allowance against our state deferred tax assets due to insufficient income sources. We will continue to evaluate both positive and negative evidence in future periods to determine if we will realize the deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if sufficient positive evidence exists. We don't have a valuation allowance on a significant portion of our U.S. Federal deferred tax assets or in any foreign jurisdictions as we have concluded that it is more likely than not that we will realize the net deferred tax assets in the future periods.

The components of our net deferred tax assets and liabilities are as follows:

(In thousands)	January 3, 2026	December 28, 2024
Deferred tax assets:
Net operating loss carry forwards	$12,291	$13,332
Tax credit carry forwards	104,199	100,820
Accrued liabilities and reserves	25,136	26,638
Stock-based and deferred compensation	3,107	2,238
Lease liability	8,106	3,831
Other	3,467	5,483
Total deferred tax assets	156,306	152,342
Less: valuation allowance	(86,268)	(82,684)
Net deferred tax assets	70,038	69,658
Deferred tax liabilities:
Unremitted earnings	1,568	720
Right of use asset	7,596	3,486
Other	1,469	826
Total deferred tax liabilities	10,633	5,032
Net deferred taxes	$59,405	$64,626

Reported as:
Deferred tax assets	$62,675	$66,980
Deferred tax liabilities (included in Other long-term liabilities)	(3,270)	(2,354)
Net deferred taxes	$59,405	$64,626

The following table displays the activity related to changes in our valuation allowance for deferred tax assets:

Fiscal Years Ended	Balance at beginning	Charged (Credit) to costs and	Charged (credit) to other	Balance at end of
(In thousands)	of period	expenses	accounts	period
January 3, 2026	$82,684	$3,584	$—	$86,268
December 28, 2024	$79,100	$3,584	$—	$82,684
December 30, 2023	$140,533	$(61,433)	$—	$79,100

As of  January 3, 2026, we had U.S. federal net operating loss ("NOL") carryforwards (pretax) of approximately $5.7 million which will expire between 2027 and 2031. We had state NOL carryforwards (pretax) of approximately $125.5 million that substantially all expire at various dates from 2026 through 2044. We also had federal credit carryforwards of $47.4 million that expire at various dates from 2036 through 2045, and $88.2 million state credit carryforwards of which substantially all do not expire.

Future utilization of federal and state net operating losses and tax credit carryforwards may be limited if cumulative changes to ownership exceed 50% within any three-year period, which has not occurred through fiscal 2025. However, if there is a significant change in ownership, future tax attribute utilization may be limited and NOL carryforwards and/or R&D credits will be reduced to reflect the limitation.

At January 3, 2026 and December 28, 2024, our unrecognized tax benefits associated with uncertain tax positions were $30.1 million, and $29.3 million, respectively, of which $27.0 million and $26.3 million, respectively, if recognized, would affect the effective tax rate, subject to valuation allowance. As of January 3, 2026 and December 28, 2024, interest and penalties associated with unrecognized tax benefits were $0.3 million and $0.4 million, respectively, which are not reflected in the table below. We accrue interest and penalties related to uncertain tax positions in Income tax expense.

The following table summarizes the changes to unrecognized tax benefits for the fiscal years presented:

(In thousands)
Balance at January 1, 2023	$58,889
Additions based on tax positions related to the current year	2,247
Additions based on tax positions of prior years	1,128
Reductions for tax positions of prior years	(156)
Reduction as a result of lapse of applicable statute of limitations	(696)
Balance at December 30, 2023	61,412
Additions based on tax positions related to the current year	3,362
Additions based on tax positions of prior years	552
Reductions for tax positions of prior years	—
Reduction as a result of lapse of applicable statute of limitations	(36,028)
Balance at December 28, 2024	29,298
Additions based on tax positions related to the current year	1,083
Additions based on tax positions of prior years	113
Reductions for tax positions of prior years	—
Reduction as a result of lapse of applicable statute of limitations	(440)
Balance at January 3, 2026	$30,054

Our liability for uncertain tax positions (including penalties and interest) was $2.1 million and $2.5 million at  January 3, 2026 and December 28, 2024, respectively, and is recorded as a component of Other long-term liabilities on our Consolidated Balance Sheets.

The years that remain subject to examination are 2022 for federal income taxes, 2021 for state income taxes, and 2020 for foreign income taxes, including years ending thereafter. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward amount.

Cash Taxes Paid

The Company adopted ASU 2023- 09, Income Taxes (Topic 740) prospectively for the year ended January 3, 2026 and included the following table as a result of our adoption, which presents Income taxes paid, net of refunds, as follows:

	Year Ended
	January 3,	December 28,	December 30,
(In thousands)	2026	2024	2023
Federal	$3,006	$2,113	$9,780
State:
Minnesota	—	574	—
Oregon	459	730	—
Other	(26)	113	1,299
Total State	433	1,417	1,299
Foreign:
Canada	(1,035)	—	—
China	703	1,432	—
Netherlands	—	439	—
Singapore	1,218	1,666	1,624
Taiwan	1,996	—	1,372
Other	1,447	1,520	1,679
Total Foreign	4,329	5,057	4,675
Income taxes paid, net of refunds	$7,768	$8,587	$15,754

Note 13 - Employee Benefit Plans

Qualified Investment Plan

In 1990, we adopted a 401(k) tax-deferred savings plan, which provides all employees in the United States who meet certain eligibility requirements with an opportunity to accumulate funds for retirement. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The plan does not allow investments in the Company's common stock. The plan allows for the Company to make discretionary matching contributions in cash. We recorded matching contributions of approximately $2.7 million, $2.8 million, and $3.1 million in fiscal years 2025, 2024, and 2023, respectively.

Corporate Incentive Plan

For fiscal 2025, 2024, and 2023, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, approved the Corporate Incentive Plan (the “CIP”) for the respective fiscal year. The chief executive officer, other executive officers, and other members of senior management, including vice presidents and director-level employees, together with all other employees of the Company not on the Company's sales incentive plan are eligible to participate in the CIP. Under the CIP, individual cash or equity incentive payments for the eligible employees will be based both on Company financial performance, as measured by achievement of operating income (before incentive plan accruals) and revenue goals within specified ranges established by the Compensation Committee, and Company performance, as measured by the achievement of personal management objectives. The Compensation Committee determines the performance of the chief executive officer, the chief financial officer and other participants based on the achievement of the management objectives established by the Compensation Committee during the first quarter of the respective fiscal year. We recorded approximately $16.6 million, $1.6 million, and $15.0 million of expense under the CIP in fiscal 2025, 2024, and 2023, respectively.

Under our Corporate Incentive Plan, incentive payments may be made in cash or in shares of our Common Stock, or a combination of both, as determined at the discretion of the Compensation Committee of our Board of Directors. To the extent incentive payments are settled in equity under the 2023 Equity Incentive Plan, the number of RSUs to be issued is determined by dividing the eligible employee’s incentive payment value by the 30-calendar day average closing price of our Common Stock during the period ending the day before the date of settlement. Under this methodology, the value of RSUs issued on the settlement date could differ from the incentive payment value accrued.

Note 14 - Contingencies

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

As of January 3, 2026, we have determined that the Company operates in a single operating and reportable segment: the core Lattice business, which includes silicon-based and silicon-enabling products, evaluation boards, development hardware, and related intellectual property licensing, services, and sales. Our CODM reviews operating results and financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

The following table sets forth the Company’s revenue, significant expenses, and net income by its single operating and reportable segment:

	Year Ended
	January 3,	December 28,	December 30,
(In thousands)	2026	2024	2023
Revenue	$523,262	$509,401	$737,154

Cost of revenue	$166,319	$169,001	$222,484

Gross margin	$356,943	$340,400	$514,670

Total operating expenses	$345,711	$305,943	$302,400

Net income	$3,084	$61,131	$259,061

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lattice Semiconductor Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lattice Semiconductor Corporation (the Company) as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2026 expressed an unqualified opinion thereon.

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

Inventory Valuation

Description of the Matter

The Company's net inventory totaled $89.2 million as of January 3, 2026. As explained in “Note 1 - Basis of Presentation and Significant Accounting Policies” within the consolidated financial statements, the Company records inventory at the lower of cost or net realizable value, and writes down inventories to net realizable value if it is obsolete or if quantities are in excess of projected customer demand.

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

February 13, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lattice Semiconductor Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Lattice Semiconductor Corporation’s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lattice Semiconductor Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2026, and the related notes and our report dated February 13, 2026 expressed an unqualified opinion thereon.

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

February 13, 2026

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the filing of this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 3, 2026. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that we accumulate and communicate correct information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls are effective as of January 3, 2026.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of January 3, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that, as of January 3, 2026, the Company's internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has audited the Company's internal control over financial reporting and has issued its opinion on the effectiveness of the Company's internal control over financial reporting, which appears on page 68 in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

On November 19, 2025, Tonya Stevens, Corporate Vice President and Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c), pursuant to which an estimated aggregate of 19,095 shares of our Common Stock may be sold. The aggregate number of shares sold may differ based on tax withholdings for vesting stock awards, actual market achievement for performance RSUs, and actual number of future shares purchased under the Employee Stock Purchase Plan. The duration of the trading arrangement is until December 31, 2026, or earlier if all transactions under the trading arrangement are completed.

On December 3, 2025, Esam Elashmawi, Senior Vice President and Chief Strategy and Marketing Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c), pursuant to which an estimated aggregate of 38,000 shares of our Common Stock may be sold. The aggregate number of shares sold may differ based on tax withholdings for vesting stock awards, actual market achievement for performance RSUs, and actual number of future shares purchased under the Employee Stock Purchase Plan. The duration of the trading arrangement is until November 20, 2026, or earlier if all transactions under the trading arrangement are completed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement (the “Proxy Statement”) for the 2026 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we will file not later than 120 days after the end of the fiscal year covered by this report. With the exception of the information expressly incorporated by reference from the Proxy Statement, the Proxy Statement is not to be deemed filed as a part of this report.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 3, 2026.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 3, 2026.

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

Disclosure Policies and Practices Related to the Grant of Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant stock options or similar awards as part of our standard equity compensation programs. Certain of the performance-based restricted stock units awarded to Mr. Tamer have a stock price appreciation component, and were not granted within a period of four business days before or one business day after the filing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material non-public information, other than the Form 8-K related to the appointment of Mr. Tamer as our CEO. No other named executive officer was awarded options or similar awards during the fiscal year ended January 3, 2026. We do not schedule equity award grants in anticipation of the release of material non-public information, nor does we time the release of material non-public information based on equity grant dates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 3, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 3, 2026.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 3, 2026.

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

10.2*	Form of Notice of Grant of Restricted Stock Units to Executive Officer (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 8, 2007).

10.3*	Lattice Semiconductor Corporation 2012 Employee Stock Purchase Plan (Incorporated by reference to Annex 1 to the Company's Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Stockholders filed on April 12, 2012).

10.4*	Lattice Semiconductor Corporation 2011 Non-Employee Director Equity Incentive Plan (Incorporated by reference to Exhibit 99.2 filed with the Company’s Registration Statement on Form S-8 filed June 25, 2019).

10.5*	Form of 2011 Non-Employee Director Equity Incentive Plan Outside Director Option Agreement (Incorporated by reference to Exhibit 10.5 filed with the Company's Annual Report on Form 10-K filed on February 17, 2023).

10.6*	Form of 2011 Non-Employee Director Equity Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-K filed on February 17, 2023).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

Exhibit Number	Description

10.7*	Lattice Semiconductor Corporation 2023 Equity Incentive Plan and related form agreements (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K, filed with the Commission on May 8, 2023).

10.8*	Lattice Semiconductor Corporation 2023 Equity Incentive Plan Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2024).

10.9*	Lattice Semiconductor Corporation 2023 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Performance-Based) (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2024).

10.10	Lattice Semiconductor Corporation Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K, filed with the Commission on May 8, 2023).

10.11	Amended and Restated Credit Agreement, dated as of September 1, 2022, by and among Lattice Semiconductor Corporation, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed September 2, 2022).

10.12*	Lattice Semiconductor Corporation 2023 Cash Incentive Plan (Incorporated by reference to Exhibit 10.12 filed with the Company's Annual Report on Form 10-K filed on February 16, 2024).

10.13*	Lattice Semiconductor Corporation 2024 Corporate Incentive Plan (Incorporated by reference to Exhibit 10.14 filed with the Company's Annual Report on Form 10-K filed on February 14, 2025).

10.14*	Lattice Semiconductor Corporation 2025 Corporate Incentive Plan.

10.15*	Form of Amended Employment Agreement (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on February 24, 2020).

10.16*	Offer Letter with Ford Tamer, dated September 14, 2024 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 16, 2024).

10.17*	2025 Inducement Equity Incentive Plan and related form agreements (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K, filed with the Commission on January 10, 2025).

10.18*	Employment Agreement with Lorenzo Flores, entered into as of February 10, 2025 (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K, filed with the Commission on February 10, 2025).

19.1	Lattice Semiconductor Corporation Insider Trading Policy. (Incorporated by reference to Exhibit 19.1 filed with the Company's Annual Report on Form 10-K filed on February 14, 2025).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

24.1	Power of Attorney (reference is made to the signature page hereto).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Lattice Semiconductor Corporation Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 filed with the Company’s Annual Report on Form 10-K filed on February 16, 2024).

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)
By:	/s/ Lorenzo A. Flores
Lorenzo A. Flores Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date:	February 13, 2026

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Ford Tamer		February 13, 2026
Ford Tamer	President, Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Lorenzo A. Flores		February 13, 2026
Lorenzo A. Flores	Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Tonya Stevens		February 13, 2026
Tonya Stevens	Corporate Vice President Chief Accounting Officer
(Principal Accounting Officer)

/s/ Robin Abrams		February 13, 2026
Robin Abrams	Director

/s/ Doug Bettinger		February 13, 2026
Doug Bettinger	Director

/s/ Que Thanh Dallara		February 13, 2026
Que Thanh Dallara	Director

/s/ John Forsyth		February 13, 2026
John Forsyth	Director

/s/ Mark Jensen		February 13, 2026
Mark Jensen	Director

/s/ James Lederer		February 13, 2026
James Lederer	Director

/s/ Jeff Richardson		February 13, 2026
Jeff Richardson	Director

/s/ Elizabeth Schwarting		February 13, 2026
Elizabeth Schwarting	Director