Form 10-Q
period 2026-04-04
LATTICE SEMICONDUCTOR CORP
filed 2026-05-04
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 4, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of common stock outstanding as of April 30, 2026	137,007,857

LATTICE SEMICONDUCTOR CORPORATION

QUARTERLY REPORT ON FORM 10-Q

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These involve estimates, assumptions, risks, and uncertainties. Any statements about our expectations, beliefs, plans, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” "possible," “predict,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential,” and similar words or phrases to identify forward-looking statements.

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; current and future impacts of the macroeconomic climate, including ongoing global military conflicts and actions of governments, businesses, and individuals in response to these situations; the impact of any continuing trade or travel restrictions or increasing tariffs on the export and import of products between the U.S. and other countries, including China; the impact of any deterioration in relations between Taiwan and China, and other factors affecting military, political, or economic conditions in Taiwan or elsewhere in Asia; the impact of tariffs, trade sanctions, license requirements or similar actions on our suppliers and customers; the impact of inflationary pressures; our business strategy; our expectations and strategies regarding market trends and opportunities, including market drivers such as wireless and wireline communications infrastructure deployments, data center servers and networking equipment, client computing platforms, industrial Internet of Things, factory automation, robotics, automotive electronics, smart homes, prosumers, and other applications; our beliefs about who we may compete with and whether we are differentiated from those competitors, as well as their potential capabilities; our expectations regarding our customer base, including concentration in certain geographic regions and the impacts of our customers’ actions on our business; our expectations regarding distributor and customer purchasing patterns, inventory levels and growth, and order timing; our expectations regarding both new and existing product offerings; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our future investments in research and development, and selling, general and administrative activities; our ability to attract and retain personnel and their importance to our performance; future financial results or accounting treatments, including non-GAAP financial measures; our judgments involved in accounting matters, including revenue recognition, inventories and cost of revenue, and income taxes; actions we may take regarding the design and continued effectiveness of our internal controls over financial reporting; our use of cash; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; our use of foreign currency forward contracts and other hedging instruments, and the effectiveness of such hedges in managing our foreign currency exposure; whether we will consider and act upon acquisition opportunities, and the timing, completion, or abandonment of such transactions and the impact of such opportunities on our business; our expected timing for the closing of the AMI transaction; expected timing and completion of our restructuring plans; whether we will pursue future stock repurchases and how any future repurchases will be funded; the future price volatility of our stock and the effects of that volatility; our ability or failure to prevent and respond to information technology system failures, security breaches and incidents, cyberattacks or fraud, and the occurrence and impact of such cybersecurity incidents; the costs of mitigating cybersecurity risks; the impact of artificial intelligence (“AI”), including our expectations regarding the growth of AI-related revenue; the impact of laws and regulations addressing privacy, data protection, and cybersecurity and our ability to comply with the same; our ability to comply with other laws and regulations, the costs of such compliance, and costs incurred if we fail to comply with such laws and regulations; our beliefs regarding legal or administrative proceedings; and impacts of global pandemics, epidemics, and other public health matters and actions of governments, businesses, and individuals in response to these situations.

These forward-looking statements are based on estimates and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those statements expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, including as a result of trade-related restrictions or tariffs or uncertainty regarding trade restrictions and tariffs, inflationary pressures, or the effect of any downturn in the economy on capital markets and credit markets; the macroeconomic climate and effects of global military conflicts and actions of governments, businesses, and individuals in response to these situations, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; our ability to attract and retain key personnel; uncertainty related to the satisfaction of closing conditions for our planned AMI transaction; and other factors more fully described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission ("SEC"), including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 filed with the SEC on February 13, 2026 and any additional or updated risk factors discussed in any subsequent Quarterly Report on Form 10-Q filed since that date.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	April 4,	March 29,
(In thousands, except per share data)	2026	2025
Revenue	$170,897	$120,150
Cost of revenue	53,265	38,422
Gross margin	117,632	81,728
Operating expenses:
Research and development	50,836	41,387
Selling, general, and administrative	40,105	33,126
Amortization of acquired intangible assets	20	—
Restructuring and other	603	241
Total operating expenses	91,564	74,754
Income from operations	26,068	6,974
Interest income (expense), net	1,269	1,052
Other income (expense), net	(71)	(45)
Income before income taxes	27,266	7,981
Income tax expense	5,449	2,959
Net income	$21,817	$5,022

Net income per share:
Basic	$0.16	$0.04
Diluted	$0.16	$0.04

Shares used in per share calculations:
Basic	136,814	137,686
Diluted	139,390	138,317

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	April 4,	March 29,
(In thousands)	2026	2025
Net income	$21,817	$5,022
Other comprehensive income (loss), net of tax:
Translation adjustment	(433)	382
Net change in unrealized gains (losses) on cash flow hedges	(352)	—
Change in actuarial valuation of defined benefit pension	8	(19)
Comprehensive income	$21,040	$5,385

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	April 4,	January 3,
(In thousands, except share and par value data)	2026	2026
ASSETS
Current assets:
Cash and cash equivalents	$139,956	$133,886
Accounts receivable, net	118,106	102,277
Inventories, net	88,231	89,202
Prepaid expenses and other current assets	39,938	38,509
Total current assets	386,231	363,874
Property and equipment, less accumulated depreciation of $119,863 at April 4, 2026 and $123,654 at January 3, 2026	77,516	77,032
Operating lease right-of-use assets	37,535	39,459
Intangible assets, net	3,574	4,143
Goodwill	315,358	315,358
Deferred income taxes	59,420	62,675
Other long-term assets	19,345	20,579
Total assets	$898,979	$883,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,764	$56,518
Accrued liabilities	31,502	30,594
Accrued payroll obligations	20,698	30,561
Total current liabilities	110,964	117,673
Long-term operating lease liabilities, net of current portion	34,061	36,127
Other long-term liabilities	13,795	15,266
Total liabilities	158,820	169,066
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 136,828,000 shares issued and outstanding as of April 4, 2026 and 136,771,000 shares issued and outstanding as of January 3, 2026	1,368	1,368
Additional paid-in capital	508,712	503,647
Retained earnings	233,999	212,182
Accumulated other comprehensive loss	(3,920)	(3,143)
Total stockholders' equity	740,159	714,054
Total liabilities and stockholders' equity	$898,979	$883,120

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	April 4,	March 29,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$21,817	$5,022
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,357	8,880
Stock-based compensation expense	28,072	20,373
Change in deferred income tax provision	3,508	822
Amortization of right-of-use assets	1,867	1,909
Other non-cash adjustments	89	103
Changes in assets and liabilities:
Accounts receivable, net	(15,829)	(3,485)
Inventories, net	971	8,520
Prepaid expenses and other assets	(949)	13,196
Accounts payable	2,246	(4,494)
Accrued liabilities	5,577	(15,085)
Accrued payroll obligations	(4,094)	(1,801)
Operating lease liabilities, current and long-term portions	(2,377)	(2,068)
Net cash provided by (used in) operating activities	50,255	31,892
Cash flows from investing activities:
Capital expenditures	(10,533)	(8,616)
Cash paid for software and intellectual property licenses	(4,891)	(3,462)
Net cash provided by (used in) investing activities	(15,424)	(12,078)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(13,776)	(6,011)
Proceeds from issuance of common stock	—	2,232
Repurchase of common stock	(15,000)	(25,000)
Net cash provided by (used in) financing activities	(28,776)	(28,779)
Effect of exchange rate change on cash	15	238
Net increase (decrease) in cash and cash equivalents	6,070	(8,727)
Beginning cash and cash equivalents	133,886	136,291
Ending cash and cash equivalents	$139,956	$127,564

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Income taxes paid, net of refunds	$1,719	$1,440
Operating lease payments	$2,621	$2,403
Accrued purchases of plant and equipment	$1,508	$1,322
Operating lease right-of-use assets obtained in exchange for lease obligations	$170	$8,611

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

The following summarizes the changes in total equity for the three-month period ended April 4, 2026:

	Common Stock		Additional		Accumulated Other
	($.01 par value)		Paid-in	Retained	Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, January 3, 2026	136,771	$1,368	$503,647	$212,182	$(3,143)	$714,054
Components of comprehensive income, net of tax:
Net income for the three months ended April 4, 2026	—	—	—	21,817	—	21,817
Other comprehensive income (loss)	—	—	—	—	(777)	(777)
Total comprehensive income						21,040
Employee equity incentive award stock issuance, net of tax withholding	223	2	(13,778)	—	—	(13,776)
Stock-based compensation expense	—	—	28,072	—	—	28,072
Prior year incentive compensation settled in equity	—	—	5,769	—	—	5,769
Repurchase of common stock	(166)	(2)	(14,998)	—	—	(15,000)
Balances, April 4, 2026	136,828	$1,368	$508,712	$233,999	$(3,920)	$740,159

The following summarizes the changes in total equity for the three-month period ended March 29, 2025:

	Common Stock		Additional		Accumulated Other
	($.01 par value)		Paid-in	Retained	Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, December 28, 2024	137,704	$1,377	$504,299	$209,098	$(3,842)	$710,932
Components of comprehensive income, net of tax:
Net income for the three months ended March 29, 2025	—	—	—	5,022	—	5,022
Other comprehensive income (loss)	—	—	—	—	363	363
Total comprehensive income						5,385
Employee equity incentive award stock issuance, net of tax withholding	194	2	(3,781)	—	—	(3,779)
Stock-based compensation expense	—	—	20,373	—	—	20,373
Repurchase of common stock	(394)	(4)	(24,996)	—	—	(25,000)
Balances, March 29, 2025	137,504	$1,375	$495,895	$214,120	$(3,479)	$707,911

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

Basis of Presentation and Use of Estimates

The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In our opinion, they include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the SEC's rules and regulations for interim reporting. These Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2026 ("2025 10-K").

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

We describe our accounting methods and practices in more detail in our 2025 10-K. Other than as described below, there have been no changes to the significant accounting policies, procedures, or general information described in our 2025 10-K that have had a material impact on our consolidated condensed financial statements and the accompanying notes. Certain prior year balances have been reclassified to conform to the current year’s presentation.

During 2026, we initiated foreign currency hedging activities and, as a result, include the below additional accounting policies related to fair value and financial instruments:

Fair Value Accounting Policy

We apply the provisions of ASC 820, Fair Value Measurement (ASC 820), to our assets and liabilities that we are required to measure at fair value pursuant to other accounting standards, including our derivative financial instruments. When determining fair value, we consider the principal or most advantageous market in which we would transact, as well as assumptions that market participants would use when pricing the asset or liability. All our financial assets and liabilities are measured and recorded at fair value on a recurring basis.

Financial Instrument Accounting Policy

In Fiscal 2026, we began to use derivative financial instruments to manage our exposure to foreign currency exchange rate risk. We have entered into foreign currency forward contracts in relation to certain operating expense activities denominated in currencies other than the U.S. Dollar, and these contracts generally mature within 12 months. We account for these instruments in accordance with ASC 815, Derivatives and Hedging (ASC 815), which requires that every derivative instrument be recorded as either an asset or liability measured at its fair value as of each reporting date.

ASC 815 also requires that changes in the fair values of our derivatives be recognized in earnings, unless specific hedge accounting and documentation criteria are met. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Our foreign currency contracts are designated as cash flow hedges. As such, we record the change in fair value of a derivative in Other comprehensive income (loss), and the change is reclassified to earnings in the period that the hedged item affects earnings.

As of April 4, 2026, the notional value of our outstanding foreign currency forward contracts designated as cash flow hedges was $60 million.

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2026 will be a 52-week year and will end on January 2, 2027, and our fiscal 2025 was a 53-week year that ended January 3, 2026. Our first quarter of fiscal 2026 and first quarter of fiscal 2025 ended on April 4, 2026 and March 29, 2025, respectively. All references to quarterly financial results are references to the results for the relevant 13-week fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue, trade accounts receivable, cash and cash equivalents, and supply of wafers for our new products. Sales to distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 94% and 79% for the first quarters of fiscal 2026 and 2025, respectively.

Distributors also account for a substantial portion of our net accounts receivable. At April 4, 2026, our two largest distributors accounted for 52% and 38% of net accounts receivable, and at January 3, 2026, our two largest distributors accounted for 62% and 28% of net accounts receivable. Concentration of credit risk with respect to trade accounts receivable is mitigated by our credit and collection process including active management of collections, credit limits, routine credit evaluations for essentially all customers, and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable.

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

New Accounting Pronouncements

In  November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This new guidance requires public entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The ASU may be applied prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of adoption of this new guidance on our consolidated financial statements and disclosures.

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

A summary of basic and diluted Net income per share is presented in the following table:

	Three Months Ended
	April 4,	March 29,
(In thousands, except per share data)	2026	2025
Net income	$21,817	$5,022

Shares used in basic Net income per share	136,814	137,686
Dilutive effect of employee equity incentive awards	2,576	631
Shares used in diluted Net income per share	139,390	138,317

Basic Net income per share	$0.16	$0.04
Diluted Net income per share	$0.16	$0.04

The computation of diluted Net income per share excludes the effects of employee equity incentive awards that are antidilutive, aggregating less than 0.1 million shares for the first quarter of fiscal 2026 and 0.9 million shares for the first quarter of fiscal 2025.

Note 3 - Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables provide information about revenue from contracts with customers disaggregated by channel and by geographical market. Revenue is attributed to geographic regions based on the ship-to location of the customer. The Greater China geography includes revenue associated with shipments to both Hong Kong and mainland China. Products shipped to Hong Kong may subsequently be transferred to mainland China or other destinations, and products shipped to mainland China may similarly move through intermediary locations.

	Three Months Ended
Revenue by Channel	April 4,		March 29,
(In thousands)	2026		2025
Distributors	$161,405	94%	$94,337	79%
Direct	9,492	6%	25,813	21%
Total revenue	$170,897	100%	$120,150	100%

Revenue by Geographical Market
(In thousands)
Greater China	$108,871	64%	$57,135	48%
Malaysia	17,299	10%	4,793	4%
Japan	2,349	1%	12,954	11%
Other Asia	4,058	3%	2,859	2%
Asia	132,577	78%	77,741	65%
Americas	18,792	11%	29,997	25%
Europe	19,528	11%	12,412	10%
Total revenue	$170,897	100%	$120,150	100%

Contract Balances

Our contract assets relate primarily to our rights to consideration for licenses and royalties due to us as a member of the HDMI Founders consortium. The balance results primarily from the amount of estimated revenue related to HDMI that we have recognized to date, but which has not yet been distributed to us by the HDMI licensing agent. Contract assets are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The following table summarizes activity during the first three months of fiscal 2026:

(In thousands)
Contract assets as of January 3, 2026	$7,669
Revenues recorded during the period	3,455
Transferred to Accounts receivable or collected	(4,819)
Contract assets as of April 4, 2026	$6,305

Contract liabilities are included in Accrued liabilities on our Consolidated Balance Sheets. The following table summarizes activity during the first three months of fiscal 2026:

(In thousands)
Contract liabilities as of January 3, 2026	$4,006
Accruals for estimated future stock rotation and scrap returns	1,443
Less: Release of accruals for recognized stock rotation and scrap returns	(1,008)
Contract liabilities as of April 4, 2026	$4,441

Note 4 - Balance Sheet Components

Accounts Receivable

Accounts receivable do not bear interest and are shown net of an allowance for expected lifetime credit losses, which reflects our best estimate of probable losses inherent in the accounts receivable balance, as described in our 2025 10-K.

	April 4,	January 3,
(In thousands)	2026	2026
Accounts receivable	$118,106	$102,277
Less: Allowance for credit losses	—	—
Accounts receivable, net	$118,106	$102,277

Inventories

	April 4,	January 3,
(In thousands)	2026	2026
Work in progress	$69,480	$69,031
Finished goods	18,751	20,171
Total inventories, net	$88,231	$89,202

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	April 4,	January 3,
(In thousands)	2026	2026
United States	$40,165	$40,338

Taiwan	11,224	11,524
Philippines	6,856	6,544
India	12,337	11,825
China	2,153	2,552
Other	4,781	4,249
Total foreign property and equipment, net	37,351	36,694
Total property and equipment, net	$77,516	$77,032

Accrued Liabilities

Included in Accrued liabilities in the Consolidated Balance Sheets are the following balances:

	April 4,	January 3,
(In thousands)	2026	2026
Current portion of liability for non-cancellable contracts	$14,063	$13,296
Current portion of operating lease liabilities	5,839	5,980
Contract liabilities	4,441	4,006
Other accrued liabilities	7,159	7,312
Total accrued liabilities	$31,502	$30,594

Other Long-Term Liabilities

Included in Other long-term liabilities in the Consolidated Balance Sheets are the following balances:

	April 4,	January 3,
(In thousands)	2026	2026
Long-term portion of liability for non-cancellable contracts	$7,260	$8,962
Other long-term liabilities	6,535	6,304
Total other long-term liabilities	$13,795	$15,266

Note 5 - Long-Term Debt

On September 1, 2022, we entered into an Amended and Restated Credit Agreement (the “2022 Credit Agreement”), which provides for a five-year secured revolving loan facility with an aggregate principal amount of up to $350 million. We have a zero drawn balance on this facility, and effective December 10, 2025, we deliberately reduced the aggregate available principal amount from up to $350 million to up to $200 million. This reduction lowered our carrying costs. We intend to use the revolving loan facility for working capital and general corporate purposes as appropriate.

The revolving loan facility under the 2022 Credit Agreement may be repaid and reborrowed at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loan on September 1, 2027. At April 4, 2026 and January 3, 2026, we had no borrowings outstanding under the 2022 Credit Agreement. We pay a quarterly commitment fee of 0.20% on the unused portion of the revolving facility.

Note 6 - Restructuring

Under the Q3 2024 Plan, which is described in our 2025 10-K, we incurred restructuring costs of $0.4 million and $0.1 million, respectively, in the first quarter of fiscal 2026 and 2025. Under this plan, $11.4 million of total costs have been incurred through April 4, 2026. The Q3 2024 Plan is expected to be largely complete by the end of the second quarter of fiscal year 2026.

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

(In thousands)	Severance & Related	Lease Termination & Fixed Assets	Total
Accrued Restructuring at January 3, 2026	$956	$—	$956
Restructuring	436	—	436
Costs paid or otherwise settled	(892)	—	(892)
Accrued Restructuring at April 4, 2026	$500	$—	$500

Accrued Restructuring at December 28, 2024	$1,905	$2,964	$4,869
Restructuring	96	40	136
Costs paid or otherwise settled	(1,503)	(451)	(1,954)
Accrued Restructuring at March 29, 2025	$498	$2,553	$3,051

Note 7 - Leases

Our facilities for corporate offices, sales offices, research and development facilities, storage facilities, and a data center, are all leased under operating leases, which expire at various times through 2035. Our leases have remaining lease terms of less than 1 year up to 9 years, some of which include options to extend for up to 5 years, and some of which include options to terminate within 1 year. The weighted-average remaining lease term was 6.2 years and the weighted-average discount rate was 4.9% as of April 4, 2026.

We recorded fixed operating lease expenses of $2.4 million and $2.1 million for the first quarter of fiscal 2026 and 2025, respectively.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during the first three months of fiscal 2026:

Operating lease right-of-use assets	(In thousands)
Balance as of January 3, 2026	$39,459
Right-of-use assets obtained for new or renewed lease contracts during the period	170
Amortization of right-of-use assets during the period	(1,867)
Adjustments for present value and foreign currency effects	(227)
Balance as of April 4, 2026	$37,535

Operating lease liabilities	(In thousands)
Balance as of January 3, 2026	$42,107
Lease liabilities accrued for new or renewed lease contracts during the period	170
Accretion of lease liabilities	484
Operating cash used for payments on lease liabilities	(2,621)
Adjustments for present value and foreign currency effects	(240)
Balance as of April 4, 2026	39,900
Less: Current portion of operating lease liabilities (included in Accrued liabilities)	(5,839)
Long-term operating lease liabilities, net of current portion	$34,061

Maturities of operating lease liabilities as of April 4, 2026 are as follows:

Fiscal year	(In thousands)
2026 (Remaining 3 quarters)	$5,217
2027	8,612
2028	7,767
2029	5,395
2030	5,434
Thereafter	14,603
Total lease payments	47,028
Less: amount representing interest	(7,128)
Present value of lease liabilities	$39,900

Note 8 - Intangible Assets

In connection with our previous acquisitions and purchases of certain intellectual property assets, we have recorded identifiable intangible assets related to existing technology, customer relationships, and trade name / trademarks. We amortize the intangible assets using the straight-line method over their estimated useful lives. Additionally, we have entered into license agreements for third-party technology and recorded them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives. On our Consolidated Balance Sheets at April 4, 2026 and January 3, 2026, Intangible assets, net are shown net of accumulated amortization of $166.3 million and $165.7 million, respectively.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2026	2025
Research and development	$549	$479
Amortization of acquired intangible assets	20	—
	$569	$479

Note 9 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2026	2025
Cost of revenue	$1,673	$1,139
Research and development	11,785	9,603
Selling, general, and administrative	14,614	9,631
Total stock-based compensation expense	$28,072	$20,373

Market-Based and Performance-Based Stock Compensation

During the first quarter of fiscal 2026, the market condition for awards granted to certain executives in the first quarter of fiscal 2023 exceeded the 25th percentile of their total shareholder return ("TSR") condition, and these awards vested at 87%. Also during the first quarter of fiscal 2026, the market condition for the first tranche of awards granted to certain executives in the first quarter of fiscal 2025 exceeded the 75th percentile of their TSR condition, and these awards vested at 200%.

For our awards with a market condition or performance condition, we incurred stock-based compensation expense of $10.6 million and $4.2 million, respectively, in the first quarter of fiscal 2026 and 2025. These amounts are recorded as components of total stock-based compensation expense.

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Total
Balance, January 3, 2026	2,115
Granted	—
Effect of vesting multiplier	31
Vested	(84)
Canceled	(50)
Balance, April 4, 2026	2,012

Incentive Compensation Settled In Equity

Under our Corporate Incentive Plan, incentive payments may be made in cash or in shares of our Common Stock, or a combination of both, as determined at the discretion of the Compensation Committee of our Board of Directors. To the extent incentive payments are settled in equity under the 2023 Equity Incentive Plan, the number of shares of our Common Stock to be issued is determined by dividing the eligible employee’s incentive payment value by the 30-calendar day average closing price of our Common Stock during the period ending the day before the date of settlement. Under this methodology, the value of the shares of our Common Stock issued on the settlement date could differ from the incentive payment value accrued. Any shares of our Common Stock issued to settle incentive payments under this plan vest immediately upon issuance.

In the first quarter of fiscal 2026, we settled a portion of the incentive compensation accrued during fiscal 2025 by issuing shares of our Common Stock with a total value of $5.8 million to certain employees.

Note 10 - Common Stock Repurchase Program

On December 5, 2025, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $250 million of outstanding common stock could be repurchased from time to time (the "2026 Repurchase Program"). The 2026 Repurchase Program has no termination date and may be suspended or discontinued at any time.

During the first quarter of fiscal 2026, we repurchased 165,913 shares for $15.0 million, for an average price paid per share of $90.41, under the 2026 Repurchase Program. All repurchases were open-market transactions funded from available working capital. All shares repurchased pursuant to the 2026 Repurchase Program were retired upon settlement. As of April 4, 2026, the remaining portion of the amount authorized for the 2026 Repurchase Program is $235.0 million.

Note 11 - Income Taxes

We are subject to federal and state income tax as well as income tax in the foreign jurisdictions in which we operate.

For the first quarter of fiscal 2026 and 2025, we recorded income tax expense of $5.4 million and $3.0 million, respectively. Income taxes for the three-month period ended April 4, 2026 and March 29, 2025 represent tax at the federal, state, and foreign statutory tax rates in addition to federal tax credits, stock-based compensation and other non-deductible items in federal, state, and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rates for the three months ended April 4, 2026 and the three months ended March 29, 2025 resulted primarily from stock-based compensation expense, partially offset by foreign rate differentials.

The portion of our uncertain tax positions (including penalties and interest) recorded as a liability was $2.1 million at both  April 4, 2026 and January 3, 2026, and is included as a component of Other long-term liabilities on our Consolidated Balance Sheets.

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

Note 13 - Segment Reporting

As of April 4, 2026, we have determined that the Company operates in a single operating and reportable segment: the core Lattice business, which includes silicon-based and silicon-enabling products, evaluation boards, development hardware, and related intellectual property licensing, services, and sales.

The following table sets forth the Company’s revenue, significant expenses, and net income by its single operating and reportable segment:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2026	2025
Revenue	$170,897	$120,150

Cost of revenue	$53,265	$38,422

Gross margin	$117,632	$81,728

Total operating expenses	$91,564	$74,754

Net income	$21,817	$5,022

Note 14 - Subsequent Event

On  May 4, 2026, the Company, certain of its wholly owned subsidiaries, AMI TopCo, Inc. (“AMI”) and THL AMI Aggregator, LP (solely in its capacity as the representative of securityholders of AMI) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, the Company will acquire AMI on a cash-free/debt-free basis (the “Acquisition”) for total consideration of $1 billion in cash and $650 million in the Company’s common stock, subject to customary adjustments set forth in the Merger Agreement. Pursuant to the Merger Agreement, the number of shares of the Company's common stock adjusts based on the trading price of the Company’s common stock prior to the completion of the Acquisition, subject to a minimum of approximately 5.2 million shares and a maximum of approximately 6.1 million shares, which includes certain Company equity awards to be granted to AMI employees with an estimated aggregate value of approximately $57.3 million based on the closing price of the Company’s common stock as of May 1, 2026 of $120.96. In connection with entering into the Merger Agreement, the Company entered into a commitment letter (the “Commitment Letter”), dated as of May 4, 2026, with Wells Fargo Bank, N.A., Wells Fargo Securities, LLC and Morgan Stanley Senior Funding, Inc. (the “Commitment Parties”), pursuant to which, subject to the terms and conditions set forth therein, the Commitment Parties have committed to provide a senior secured 364-day term loan facility in an aggregate principal amount of up to $950.0 million and a senior secured revolving credit facility in an aggregate principal amount of up to $200.0 million. The foregoing description of the Merger Agreement, the Commitment Letter, and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement and the Commitment Letter, copies of which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending July 4, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 10-K.

Overview

Lattice develops technologies that we monetize through differentiated programmable logic semiconductor products, silicon-enabling products, system solutions, design services, and technology licenses. Lattice is the low power programmable leader. We solve customer problems across the network, from the Edge to the Cloud, in the Communications, Computing, Industrial, Automotive, and Embedded markets. Our technology, long-standing relationships, and commitment to world-class support helps our customers quickly and easily unleash their innovation to create a smart, secure, and connected world.

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

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results of operations, and that require management's most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 10-K.

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

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Three Months Ended
	April 4,		March 29,
(In thousands)	2026		2025
Revenue	$170,897	100.0%	$120,150	100.0%

Gross margin	117,632	68.8	81,728	68.0

Research and development	50,836	29.7	41,387	34.4
Selling, general and, administrative	40,105	23.5	33,126	27.6
Amortization of acquired intangible assets	20	0.0	—	—
Restructuring and other	603	0.4	241	0.2
Income from operations	$26,068	15.3%	$6,974	5.8%

Revenue by End Market

During the first quarter of 2026, we aligned our end market structure to our larger strategic market focus areas. We sell our products globally to a broad base of customers in two primary end market groups: Compute and Communications, and Industrial and Embedded. Across our end markets, our products are increasingly used for AI-related applications, including device usage in AI-optimized servers in data centers, AI-enabled PCs, and AI-enabled robotics and ADAS systems, among others. We also provide IP licensing and services to these end markets.

Within these end markets, there are multiple drivers, including:

•	Compute and Communications: data center servers and networking equipment, client computing platforms, and wireless and wireline communications infrastructure deployments,
•	Industrial and Embedded: factory automation, robotics, automotive electronics, and industrial Internet of Things ("IoT"), smart home, prosumer, and other applications.

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

The following are examples of end market applications for the periods presented:

Compute and Communications	Industrial and Embedded
Data Networking	Security and Surveillance
Server Computing	Machine Vision
Client Computing	Industrial Automation
Data Storage	Robotics
Cloud	Automotive
Hyperscalers	Drones
Wireless	Factory Automation
Wireline	Cameras
Displays / Televisions
Home Theater / Sound Systems
Wearables

The composition of our revenue by end market is presented in the following table:

	Three Months Ended
	April 4,		March 29,
(In thousands)	2026		2025
Compute and Communications	$106,632	62.4%	$57,434	47.8%
Industrial and Embedded	64,265	37.6	62,716	52.2
Total revenue	$170,897	100.0%	$120,150	100.0%

Note: During the first quarter of 2026, we began disaggregating our revenue by Compute and Communications, and Industrial and Embedded. Prior periods have been reclassified to match current period presentation.

Revenue from the Compute and Communications end market increased by 86% for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 primarily due to stronger demand in data center applications, including general-purpose and AI-specific servers, as well as wireline networking components.

Revenue from the Industrial and Embedded end market increased by 2% for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 primarily due to recovering end market demand particularly from industrial and aerospace customers.

AI applications are pervasive across our end markets, so we do not consider AI applications as a distinct end market. We expect AI-related revenue to grow over the next few years based on the growing pipeline of AI-related design wins in a diverse set of applications across both of our end market groups.

Revenue by Geography

We have a diverse base of customers where distributors represent a significant portion of our total revenue. Our revenue by geographical market is based on the ship-to location of our customers, which can vary from time to time. For the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025, revenue from Asia increased by 71% primarily due to hyperscaler demand, while revenue from the Americas decreased by 37% primarily due to the non-recurrence of certain one-time sales in the prior year period, and revenue from Europe increased by 57% primarily due to broad market recovery in this region.

The composition of our revenue by geography is presented in the following table:

	Three Months Ended
	April 4,		March 29,
(In thousands)	2026		2025
Asia	$132,577	77.6%	$77,741	64.7%
Americas	18,792	11.0	29,997	25.0
Europe	19,528	11.4	12,412	10.3
Total revenue	$170,897	100.0%	$120,150	100.0%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 94% and 79% for the first quarter of fiscal 2026 and 2025, respectively.

Gross Margin

The composition of our Gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2026	2025
Gross margin	$117,632	$81,728
Gross margin percentage	68.8%	68.0%

Gross margin, as a percentage of revenue, increased 80 basis points in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. Higher margins resulted primarily from changes in product mix and volume between the periods, partially offset by higher stock-based compensation expense associated with market and performance-based awards in the current year.

Operating Expenses

Operating expenses increased year-over-year primarily due to higher stock-based compensation expense in the current year periods. See "Note 9 – Stock-Based Compensation" for additional details.

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2026	2025	% change
Research and development	$50,836	$41,387	22.8%
Percentage of revenue	29.7%	34.4%

Research and development expense includes headcount-related costs, including cash- and stock-based compensation and benefits, R&D equipment expenses, engineering wafers, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions. The increase in Research and development expense for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 was primarily due to higher stock-based and cash-based compensation expense, along with higher depreciation and amortization on semiconductor equipment and licensed software tools, and higher expenses for prototypes. We believe that investing in research and development is important to delivering innovative products to our customers. We expect research and development expense to increase in the future, but to decline as a percentage of revenue.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2026	2025	% change
Selling, general, and administrative	$40,105	$33,126	21.1%
Percentage of revenue	23.5%	27.6%

Selling, general, and administrative expense includes headcount-related costs, including cash- and stock-based compensation and benefits, related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses. The increase in Selling, general, and administrative expense for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 was primarily due to higher stock-based and cash-based compensation expense, partially offset by lower legal costs and audit fees. We expect selling, general, and administrative expense to increase in the future, but to decline as a percentage of revenue.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2026	2025	% change
Amortization of acquired intangible assets	$20	$—	100+%
Percentage of revenue	0.0%	—%

The increase in Amortization of acquired intangible assets for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 was due to the purchase of intellectual property assets in the second quarter of fiscal 2025.

Restructuring and Other

The composition of our Restructuring and other activity, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2026	2025	% change
Restructuring and other	$603	$241	150.2%
Percentage of revenue	0.4%	0.2%

Restructuring and other is generally comprised of expenses resulting from workforce reductions, cancellation of contracts, and consolidation of our facilities. Details of our restructuring plans and expenses accrued under them are discussed in "Note 6 – Restructuring" to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Restructuring and other costs increased in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 primarily due to additional costs incurred in the current year period for settlement of certain severance liabilities under the Q3 2024 Plan.

Interest Income (Expense), net

The composition of our Interest income (expense), net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2026	2025	% change
Interest income (expense), net	$1,269	$1,052	20.6%
Percentage of revenue	0.7%	0.9%

Interest income (expense) for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 increased primarily due to lower interest expense on long-term contractual obligations and reduced carrying costs on our revolving loan facility.

Other Income (Expense), net

The composition of our Other income (expense), net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2026	2025	% change
Other income (expense), net	$(71)	$(45)	57.8%
Percentage of revenue	(0.0)%	(0.0)%

Other income (expense) for the first quarter of fiscal 2026 and 2025 was primarily due to foreign currency effects.

Income Tax Expense

The composition of our Income tax expense is presented in the following table:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2026	2025	% change
Income tax expense	$5,449	$2,959	84.2%

Our Income tax expense is partially offset by federal tax credits. The higher income tax expense for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 was primarily due to increased worldwide income, combined with federal tax credits and the impact of stock‑based compensation.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income before net interest income (expense), income tax expense, depreciation and amortization, stock-based compensation, and other items that are considered unusual or not representative of underlying trends of our business, including but not limited to: legal expenses outside the ordinary course of business, transformation charges incurred in connection with our multi‑year strategic initiative to realign our organizational structure and modernize our technology platforms, restructuring, and other charges, if applicable for the periods presented.

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

A reconciliation of Net income to Adjusted EBITDA, including as a percentage of revenue, is presented in the following table:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2026	2025
GAAP Net income	$21,817	$5,022
GAAP Net income margin	12.8%	4.2%

Interest (income) expense, net	(1,269)	(1,052)
Income tax expense	5,449	2,959
Amortization of acquired intangible assets	20	—
Depreciation and other amortization	9,109	8,586
Stock-based compensation (1)	28,491	20,556
Incentive compensation to be settled in equity (2)	3,433	1,528
Transformation charges	—	1,012
Legal expenses (3)	—	533
Restructuring and other	703	936
Adjusted EBITDA	$67,753	$40,080
Adjusted EBITDA margin	39.6%	33.4%

(1)	Includes stock-based compensation and related payroll tax expenses.
(2)	Includes accruals for the portion of our annual Corporate Incentive Plan that we intend to settle in equity and related payroll tax expenses.
(3)	Includes legal expenses outside the ordinary course of business, including those incurred defending against claims described in our 2025 10-K.

Adjusted EBITDA increased for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 primarily as a result of higher revenue, partially offset by higher headcount-related expenses.

Liquidity and Capital Resources

The following sections discuss material changes in our financial condition from the end of fiscal 2025, including the effects of changes in our Consolidated Balance Sheets, and the effects of our credit arrangements and contractual obligations on our liquidity and capital resources. There continues to be uncertainty around the extent of market volatility, the impact of tariffs, inflationary pressures, interest rate changes, recessionary concerns, uncertainty in the financial and banking industry, and geopolitical tension, which may impact our liquidity and working capital needs in future periods.

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

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. On September 1, 2022, we entered into our 2022 Credit Agreement, as described in "Note 5 – Long-Term Debt" under Part I, Item 1 of this report. As of April 4, 2026, we did not have significant long-term commitments for capital expenditures. For further information on our cash commitments for operating lease liabilities, see "Note 7 – Leases" under Part I, Item 1 of this report.

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

Cash and cash equivalents

(In thousands)	April 4, 2026	January 3, 2026	$ Change	% Change
Cash and cash equivalents	$139,956	$133,886	$6,070	4.5%

As of April 4, 2026, we had Cash and cash equivalents of $140.0 million, of which $56.4 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of April 4, 2026, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net increase in Cash and cash equivalents of $6.1 million between January 3, 2026 and April 4, 2026 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first three months of fiscal 2026 was $50.3 million compared to $31.9 million for the first three months of fiscal 2025. This increase of $18.4 million was primarily driven by $27.6 million more cash provided by net income adjusted for non-cash items, partially offset by $9.2 million of net changes in working capital.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and payments for software and intellectual property licenses. Net cash used by investing activities in the first three months of fiscal 2026 was $15.4 million compared to $12.1 million in the first three months of fiscal 2025.

Financing activities — Financing cash flows consist primarily of repurchases of common stock, tax payments related to the net share settlement of restricted stock units, and proceeds from the acquisition of common stock under our employee stock purchase plan. Net cash used by financing activities was $28.8 million in the first three months of both fiscal 2026 and 2025. During the first three months of fiscal 2026, we repurchased 0.2 million shares of common stock for $15.0 million compared to the first three months of fiscal 2025, where we repurchased 0.4 million shares of common stock for $25.0 million. Payments for tax withholdings on vesting of RSUs partially offset by purchases under the employee stock purchase plan used net cash flows of $13.8 million in the first three months of fiscal 2026, an increase of $10.0 million from the net $3.8 million used in the first three months of fiscal 2025.

Accounts receivable, net

(In thousands)	April 4, 2026	January 3, 2026	$ Change	% Change
Accounts receivable, net	$118,106	$102,277	$15,829	15.5%
Days sales outstanding	63	64	(1)

Accounts receivable, net as of April 4, 2026 increased by $15.8 million, or 16%, compared to January 3, 2026. This increase was due to increased revenue and order scheduling through the quarter. We calculate Days sales outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	April 4, 2026	January 3, 2026	$ Change	% Change
Inventories	$88,231	$89,202	$(971)	(1.1)%
Days of inventory on hand	151	178	(27)

Inventories as of April 4, 2026 decreased by $1.0 million, or 1%, compared to January 3, 2026 primarily as a result of our continued optimization of inventory to efficient levels for the business, which also decreased Days of inventory on hand over the period. We expect to build inventory as we see continued demand growth.

The Days of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of revenue in that quarter. We calculate Days of inventory on hand on the basis of a 365-day year as Inventories at the end of the quarter divided by Cost of revenue during the quarter annualized and then multiplied by 365.

Credit Arrangements

As of April 4, 2026, we had no used or unused credit arrangements beyond the secured revolving loan facility described in the 2022 Credit Agreement. The details of this arrangement are described in "Note 5 – Long-Term Debt" in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. There have been no material changes to either the foreign currency exchange rate risk or interest rate risk previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our 2025 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors associated with our business previously described in Part I, Item 1A, “Risk Factors,” in our 2025 10-K. There have been no material changes in the risk factors included in our 2025 10-K, and this report should be read in conjunction with the risk factors set forth in our 2025 10-K. These risk factors are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we may currently deem to be immaterial could materially adversely affect our business, financial condition, or operating results, including those related to adverse macroeconomic conditions, such as tariffs and trade disruptions, rising inflation, and labor shortages, which may affect demand for our products or increase our product or labor costs, negatively impacting our revenues, gross margins, and overall financial results. If any of these risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected, and the trading price of our common stock could decline. These factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, should be carefully considered before making an investment decision relating to our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On December 5, 2025, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $250 million of outstanding common stock could be repurchased from time to time (the "2026 Repurchase Program"). The 2026 Repurchase Program has no termination date and may be suspended or discontinued at any time. During the first quarter of fiscal 2026, we repurchased 165,913 shares for $15.0 million, for an average price paid per share of $90.41. All repurchases were open-market transactions funded from available working capital. All shares repurchased pursuant to the 2026 Repurchase Program were retired upon settlement.

The following table contains information regarding our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the first quarter of fiscal 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($M) (b)
January 4, 2026 through January 31, 2026	36,486	$84.19	36,486	$246.9
February 1, 2026 through February 28, 2026	32,108	$92.40	32,108	$244.0
March 1, 2026 through April 4, 2026	97,319	$92.08	97,319	$235.0
Total	165,913	$90.41	165,913	$235.0

(a)	All repurchases during the quarter were open-market transactions funded from available working capital made under the authorization from our Board of Directors to purchase up to $250.0 million of our common stock announced December 5, 2025.
(b)	As of April 4, 2026, this amount consisted of the remaining portion of the $250.0 million program that was announced December 5, 2025.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

On February 18, 2026, Pravin Desale, Senior Vice President of Research and Development, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c), pursuant to which an estimated aggregate of 44,716 shares of our Common Stock may be sold. The aggregate number of shares sold may differ based on tax withholdings for vesting stock awards, actual market achievement for performance RSUs, and actual number of future shares purchased under the Employee Stock Purchase Plan. The duration of the trading arrangement is until December 31, 2026, or earlier if all transactions under the trading arrangement are completed.

On March 5, 2026, Tracy Feanny, Senior Vice President, General Counsel, and Secretary, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c), pursuant to which an estimated aggregate of 24,665 shares of our Common Stock may be sold. The aggregate number of shares sold may differ based on tax withholdings for vesting stock awards, actual market achievement for performance RSUs, and actual number of future shares purchased under the Employee Stock Purchase Plan. The duration of the trading arrangement is until March 31, 2027, or earlier if all transactions under the trading arrangement are completed.

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
(Principal Financial and Accounting Officer)

Date: May 4, 2026