Form 10-Q
period 2026-07-04
LATTICE SEMICONDUCTOR CORP
filed 2026-08-04
CIK 855658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 4, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of common stock outstanding as of July 30, 2026	142,030,272

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

Forward-looking statements include, but are not limited to, statements about: our target or expected financial performance and our ability to achieve those results; current and future impacts of the macroeconomic climate, including ongoing global military conflicts and actions of governments, businesses, and individuals in response to these situations; the impact of any continuing trade or travel restrictions or increasing tariffs on the export and import of products between the U.S. and other countries, including China; the impact of any deterioration in relations between Taiwan and China, and other factors affecting military, political, or economic conditions in Taiwan or elsewhere in Asia; the impact of tariffs, trade sanctions, license requirements or similar actions on our suppliers and customers; the impact of inflationary pressures; our business strategy; our expectations and strategies regarding market trends and opportunities, including market drivers such as wireless and wireline communications infrastructure deployments, data center servers and networking equipment, client computing platforms, industrial Internet of Things, factory automation, robotics, automotive electronics, smart homes, prosumers, and other applications; our beliefs about who we may compete with and whether we are differentiated from those competitors, as well as their potential capabilities; our expectations regarding our customer base, including concentration in certain geographic regions and the impacts of our customers’ actions on our business; our expectations regarding distributor and customer purchasing patterns, inventory levels and growth, and order timing; our expectations regarding both new and existing product offerings; our gross margin growth and our strategies to achieve gross margin growth and other financial results; our future investments in research and development, and selling, general and administrative activities; our ability to attract and retain personnel and their importance to our performance; future financial results or accounting treatments, including non-GAAP financial measures; our judgments involved in accounting matters, including revenue recognition, inventories and cost of revenue, and income taxes; actions we may take regarding the design and continued effectiveness of our internal controls over financial reporting; our use of cash; our beliefs regarding the adequacy of our liquidity, capital resources and facilities; our expectations regarding borrowings under our 2026 Credit Agreement, including the delayed draw term loan facility incurred in connection with our acquisition of AMI, and our ability to comply with covenants in the 2026 Credit Agreement; our use of foreign currency forward contracts and other hedging instruments, and the effectiveness of such hedges in managing our foreign currency exposure; whether we will consider and act upon acquisition opportunities, and the timing, completion, or abandonment of such transactions and the impact of such opportunities on our business; expected timing and completion of our restructuring plans; whether we will pursue future stock repurchases and how any future repurchases will be funded; the future price volatility of our stock and the effects of that volatility; our ability or failure to prevent and respond to information technology system failures, security breaches and incidents, cyberattacks or fraud, and the occurrence and impact of such cybersecurity incidents; the costs of mitigating cybersecurity risks; the impact of artificial intelligence (“AI”), including our expectations regarding the growth of AI-related revenue; our ability to successfully pursue and execute acquisitions and inorganic growth, and to successfully integrate acquired businesses and achieve the anticipated benefits of acquisition transactions, including with respect to our acquisition of AMI completed in July 2026; the impact of laws and regulations addressing privacy, data protection, and cybersecurity and our ability to comply with the same; our ability to comply with other laws and regulations, the costs of such compliance, and costs incurred if we fail to comply with such laws and regulations; our beliefs regarding legal or administrative proceedings; and impacts of global pandemics, epidemics, and other public health matters and actions of governments, businesses, and individuals in response to these situations.

These forward-looking statements are based on estimates and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those statements expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include global economic conditions and uncertainty, including as a result of trade-related restrictions or tariffs or uncertainty regarding trade restrictions and tariffs, inflationary pressures, or the effect of any downturn in the economy on capital markets and credit markets; the macroeconomic climate and effects of global military conflicts and actions of governments, businesses, and individuals in response to these situations, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; our ability to attract and retain key personnel; our ability to successfully integrate acquired businesses and achieve the anticipated benefits of acquisition transactions, including with respect to our acquisition of AMI completed in July 2026; and other factors more fully described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission ("SEC"), including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 filed with the SEC on February 13, 2026 and any additional or updated risk factors discussed in any subsequent Quarterly Report on Form 10-Q filed since that date.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands, except per share data)	2026	2025	2026	2025
Revenue	$201,079	$123,971	$371,976	$244,121
Cost of revenue	59,747	39,220	113,012	77,642
Gross margin	141,332	84,751	258,964	166,479
Operating expenses:
Research and development	64,231	43,530	115,067	84,917
Selling, general, and administrative	50,278	34,811	90,383	67,937
Amortization of acquired intangible assets	19	13	39	13
Restructuring and other	22	1,691	625	1,932
Acquisition related	4,429	—	4,429	—
Total operating expenses	118,979	80,045	210,543	154,799
Income from operations	22,353	4,706	48,421	11,680
Interest income (expense), net	(88)	614	1,181	1,666
Other income (expense), net	(5,048)	(238)	(5,119)	(283)
Income before income taxes	17,217	5,082	44,483	13,063
Income tax expense (benefit)	(2,142)	2,169	3,307	5,128
Net income	$19,359	$2,913	$41,176	$7,935

Net income per share:
Basic	$0.14	$0.02	$0.30	$0.06
Diluted	$0.14	$0.02	$0.29	$0.06

Shares used in per share calculations:
Basic	137,049	137,112	136,932	137,399
Diluted	140,232	137,596	140,024	137,675

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2026	2025	2026	2025
Net income	$19,359	$2,913	$41,176	$7,935
Other comprehensive income (loss), net of tax:
Translation adjustment	(346)	521	(779)	903
Net change in unrealized gains (losses) on cash flow hedges	(116)	—	(468)	—
Change in actuarial valuation of defined benefit pension	—	—	8	(19)
Comprehensive income	$18,897	$3,434	$39,937	$8,819

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	July 4,	January 3,
(In thousands, except share and par value data)	2026	2026
ASSETS
Current assets:
Cash and cash equivalents	$173,305	$133,886
Accounts receivable, net	120,024	102,277
Inventories, net	100,501	89,202
Prepaid expenses and other current assets	44,308	38,509
Total current assets	438,138	363,874
Property and equipment, less accumulated depreciation of $122,487 at July 4, 2026 and $123,654 at January 3, 2026	80,550	77,032
Operating lease right-of-use assets	36,161	39,459
Intangible assets, net	20,082	4,143
Goodwill	315,358	315,358
Deferred income taxes	62,454	62,675
Other long-term assets	23,438	20,579
Total assets	$976,181	$883,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,894	$56,518
Accrued liabilities	32,691	30,594
Accrued payroll obligations	31,281	30,561
Total current liabilities	144,866	117,673
Long-term operating lease liabilities, net of current portion	32,591	36,127
Other long-term liabilities	11,197	15,266
Total liabilities	188,654	169,066
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 137,187,000 shares issued and outstanding as of July 4, 2026 and 136,771,000 shares issued and outstanding as of January 3, 2026	1,372	1,368
Additional paid-in capital	537,179	503,647
Retained earnings	253,358	212,182
Accumulated other comprehensive loss	(4,382)	(3,143)
Total stockholders' equity	787,527	714,054
Total liabilities and stockholders' equity	$976,181	$883,120

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	July 4,	June 28,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$41,176	$7,935
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,985	17,539
Stock-based compensation expense	72,472	44,459
Change in deferred income tax provision	568	1,136
Amortization of right-of-use assets	3,647	3,840
Write-off unamortized debt costs	4,898	—
Other non-cash adjustments	1,070	324
Changes in assets and liabilities:
Accounts receivable, net	(17,747)	(4,599)
Inventories, net	(11,299)	9,578
Prepaid expenses and other assets	(4,005)	13,882
Accounts payable	24,376	(3,023)
Accrued liabilities	2,949	(19,624)
Accrued payroll obligations	6,489	2,369
Operating lease liabilities, current and long-term portions	(5,022)	(3,393)
Net cash provided by (used in) operating activities	138,557	70,423
Cash flows from investing activities:
Capital expenditures	(17,553)	(15,846)
Cash paid for software and intellectual property licenses	(23,990)	(7,782)
Cash paid for long-term investment	(1,200)	—
Net cash provided by (used in) investing activities	(42,743)	(23,628)
Cash flows from financing activities:
Restricted stock unit tax withholdings	(32,868)	(7,961)
Proceeds from issuance of common stock	3,163	2,232
Repurchase of common stock	(15,000)	(70,855)
Cash paid for debt issuance costs	(11,749)	—
Net cash provided by (used in) financing activities	(56,454)	(76,584)
Effect of exchange rate change on cash	59	654
Net increase (decrease) in cash and cash equivalents	39,419	(29,135)
Beginning cash and cash equivalents	133,886	136,291
Ending cash and cash equivalents	$173,305	$107,156

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Income taxes paid, net of refunds	$3,333	$4,192
Operating lease payments	$5,276	$4,187
Accrued purchases of plant and equipment	$2,399	$6,706
Operating lease right-of-use assets obtained in exchange for lease obligations	$997	$10,040

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

The following summarizes the changes in total equity for the six-month period ended July 4, 2026:

	Common Stock		Additional		Accumulated Other
	($.01 par value)		Paid-in	Retained	Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, January 3, 2026	136,771	$1,368	$503,647	$212,182	$(3,143)	$714,054
Components of comprehensive income, net of tax:
Net income for the six months ended July 4, 2026	—	—	—	41,176	—	41,176
Other comprehensive income (loss)	—	—	—	—	(1,239)	(1,239)
Total comprehensive income						39,937
Employee equity incentive award stock issuance, net of tax withholding	582	6	(29,711)	—	—	(29,705)
Stock-based compensation expense	—	—	72,472	—	—	72,472
Prior year incentive compensation settled in equity	—	—	5,769	—	—	5,769
Repurchase of common stock	(166)	(2)	(14,998)	—	—	(15,000)
Balances, July 4, 2026	137,187	$1,372	$537,179	$253,358	$(4,382)	$787,527

The following summarizes the changes in total equity for the six-month period ended June 28, 2025:

	Common Stock		Additional		Accumulated Other
	($.01 par value)		Paid-in	Retained	Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, December 28, 2024	137,704	$1,377	$504,299	$209,098	$(3,842)	$710,932
Components of comprehensive income, net of tax:
Net income for the six months ended June 28, 2025	—	—	—	7,935	—	7,935
Other comprehensive income (loss)	—	—	—	—	884	884
Total comprehensive income						8,819
Employee equity incentive award stock issuance, net of tax withholding	288	3	(5,732)	—	—	(5,729)
Stock-based compensation expense	—	—	44,459	—	—	44,459
Repurchase of common stock	(1,328)	(13)	(71,420)	—	—	(71,433)
Balances, June 28, 2025	136,664	$1,367	$471,606	$217,033	$(2,958)	$687,048

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

(unaudited)

The following summarizes the changes in total equity for the three-month period ended July 4, 2026:

	Common Stock		Additional		Accumulated Other
	($.01 par value)		Paid-in	Retained	Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, April 4, 2026	136,828	$1,368	$508,712	$233,999	$(3,920)	$740,159
Components of comprehensive income, net of tax:
Net income for the three months ended July 4, 2026	—	—	—	19,359	—	19,359
Other comprehensive income (loss)	—	—	—	—	(462)	(462)
Total comprehensive income						18,897
Employee equity incentive award stock issuance, net of tax withholding	359	4	(15,933)	—	—	(15,929)
Stock-based compensation expense	—	—	44,400	—	—	44,400
Balances, July 4, 2026	137,187	$1,372	$537,179	$253,358	$(4,382)	$787,527

The following summarizes the changes in total equity for the three-month period ended June 28, 2025:

	Common Stock		Additional		Accumulated Other
	($.01 par value)		Paid-in	Retained	Comprehensive
(In thousands, except par value data)	Shares	Amount	Capital	Earnings	Loss	Total
Balances, March 29, 2025	137,504	$1,375	$495,895	$214,120	$(3,479)	$707,911
Components of comprehensive income, net of tax:
Net income for the three months ended June 28, 2025	—	—	—	2,913	—	2,913
Other comprehensive income (loss)	—	—	—	—	521	521
Total comprehensive income						3,434
Employee equity incentive award stock issuance, net of tax withholding	94	1	(1,951)	—	—	(1,950)
Stock-based compensation expense	—	—	24,086	—	—	24,086
Repurchase of common stock	(934)	(9)	(46,424)	—	—	(46,433)
Balances, June 28, 2025	136,664	$1,367	$471,606	$217,033	$(2,958)	$687,048

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

As of July 4, 2026, the notional value of our outstanding foreign currency forward contracts designated as cash flow hedges was $44.9 million.

Fiscal Reporting Periods

We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2026 will be a 52-week year and will end on January 2, 2027, and our fiscal 2025 was a 53-week year that ended January 3, 2026. Our second quarter of fiscal 2026 and second quarter of fiscal 2025 ended on July 4, 2026 and June 28, 2025, respectively. All references to quarterly financial results are references to the results for the relevant 13-week or 26-week fiscal period.

Concentrations of Risk

Potential exposure to concentrations of risk may impact revenue, trade accounts receivable, cash and cash equivalents, and supply of wafers for our new products. Sales to distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 95% and 84% for the second quarter of fiscal 2026 and 2025, respectively, and 95% and 81% for the first six months of fiscal 2026 and 2025, respectively.

Distributors also account for a substantial portion of our net accounts receivable. Our two largest distributors account for 49% and 39%, respectively, of net accounts receivable at July 4, 2026 and 62% and 28%, respectively, of net accounts receivable at January 3, 2026. Concentration of credit risk with respect to trade accounts receivable is mitigated by our credit and collection process including active management of collections, credit limits, routine credit evaluations for essentially all customers, and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable.

We limit our risk exposure related to cash and cash equivalents by placing our cash with high credit quality financial institutions. At times, such deposits may exceed Federal Deposit Insurance Corporation insurance limits. We have not experienced any losses on our deposits of cash and cash equivalents.

We rely on a limited number of foundries for our wafer purchases and partners for our assembly and test operations. We seek to mitigate the concentration of supply risk by establishing, maintaining, and managing multiple foundry and partner relationships; however, certain of our products are sourced from a single supplier and changing from one supplier to another can have a significant cost, or create delays in production or shipments, among other factors.

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

A summary of basic and diluted Net income per share is presented in the following table:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands, except per share data)	2026	2025	2026	2025
Net income	$19,359	$2,913	$41,176	$7,935

Shares used in basic Net income per share	137,049	137,112	136,932	137,399
Dilutive effect of employee equity incentive awards	3,183	484	3,092	276
Shares used in diluted Net income per share	140,232	137,596	140,024	137,675

Basic Net income per share	$0.14	$0.02	$0.30	$0.06
Diluted Net income per share	$0.14	$0.02	$0.29	$0.06

The computation of diluted Net income per share excludes the effects of employee equity incentive awards that are antidilutive, aggregating to 0.2 million and 1.8 million shares, respectively, for the second quarter of fiscal 2026 and 2025 and to 0.1 million and 1.3 million shares, respectively, for the first six months of fiscal 2026 and 2025.

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

	Three Months Ended				Six Months Ended
Revenue by Channel	July 4,		June 28,		July 4,		June 28,
(In thousands)	2026		2025		2026		2025
Distributors	$190,914	95%	$104,010	84%	$352,319	95%	$198,347	81%
Direct	10,165	5%	19,961	16%	19,657	5%	45,774	19%
Total revenue	$201,079	100%	$123,971	100%	$371,976	100%	$244,121	100%

Revenue by Geographical Market
(In thousands)
Greater China	$134,282	67%	$63,696	52%	$243,153	66%	$120,831	50%
Malaysia	17,450	9%	12,754	10%	34,749	9%	17,547	7%
Japan	4,078	2%	4,024	3%	6,427	2%	16,978	7%
Other Asia	3,549	1%	2,500	2%	7,607	2%	5,359	2%
Asia	159,359	79%	82,974	67%	291,936	79%	160,715	66%
Americas	23,106	12%	26,883	22%	41,898	11%	56,880	23%
Europe	18,614	9%	14,114	11%	38,142	10%	26,526	11%
Total revenue	$201,079	100%	$123,971	100%	$371,976	100%	$244,121	100%

Contract Balances

Our contract assets relate primarily to our rights to consideration for licenses and royalties due to us as a member of the HDMI Founders consortium. The balance results primarily from the amount of estimated revenue related to HDMI that we have recognized to date, but which has not yet been distributed to us by the HDMI licensing agent. Contract assets are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The following table summarizes activity during the first six months of fiscal 2026:

(In thousands)
Contract assets as of January 3, 2026	$7,669
Revenues recorded during the period	7,244
Transferred to Accounts receivable or collected	(8,743)
Contract assets as of July 4, 2026	$6,170

Contract liabilities are included in Accrued liabilities on our Consolidated Balance Sheets. The following table summarizes activity during the first six months of fiscal 2026:

(In thousands)
Contract liabilities as of January 3, 2026	$4,006
Accruals for estimated future stock rotation and scrap returns	2,906
Less: Release of accruals for recognized stock rotation and scrap returns	(1,416)
Contract liabilities as of July 4, 2026	$5,496

Note 4 - Balance Sheet Components

Accounts Receivable

Accounts receivable do not bear interest and are shown net of an allowance for expected lifetime credit losses, which reflects our best estimate of probable losses inherent in the accounts receivable balance, as described in our 2025 10-K.

	July 4,	January 3,
(In thousands)	2026	2026
Accounts receivable	$120,024	$102,277
Less: Allowance for credit losses	—	—
Accounts receivable, net	$120,024	$102,277

Inventories

	July 4,	January 3,
(In thousands)	2026	2026
Work in progress	$86,457	$69,031
Finished goods	14,044	20,171
Total inventories, net	$100,501	$89,202

Property and Equipment – Geographic Information

Our Property and equipment, net by country at the end of each period was as follows:

	July 4,	January 3,
(In thousands)	2026	2026
United States	$38,587	$40,338

India	12,760	11,825
Taiwan	11,500	11,524
Philippines	7,142	6,544
Malaysia	7,305	3,532
China	1,962	2,552
Other	1,294	717
Total foreign property and equipment, net	41,963	36,694
Total property and equipment, net	$80,550	$77,032

Accrued Liabilities

Included in Accrued liabilities in the Consolidated Balance Sheets are the following balances:

	July 4,	January 3,
(In thousands)	2026	2026
Current portion of liability for non-cancellable contracts	$15,494	$13,296
Current portion of operating lease liabilities	5,491	5,980
Contract liabilities	5,496	4,006
Other accrued liabilities	6,210	7,312
Total accrued liabilities	$32,691	$30,594

Other Long-Term Liabilities

Included in Other long-term liabilities in the Consolidated Balance Sheets are the following balances:

	July 4,	January 3,
(In thousands)	2026	2026
Long-term portion of liability for non-cancellable contracts	$5,531	$8,962
Other long-term liabilities	5,666	6,304
Total other long-term liabilities	$11,197	$15,266

Note 5 - Long-Term Debt

On June 30, 2026, we entered into a Second Amended and Restated Credit Agreement (the "2026 Credit Agreement"), which provides for a senior secured revolving loan facility ("revolving loans") in an aggregate principal amount of $200 million dollars and a senior secured delayed draw term loan facility ("term loans") in an aggregate principal amount of $950 million dollars (collectively, "long-term debt"). The 2026 Credit Agreement amended and restated in its entirety our Amended and Restated Credit Agreement, dated as of September 1, 2022 (the “2022 Credit Agreement”). On July 27, 2026, in connection with the completion of our acquisition of AMI, we borrowed $925 million under the term loans pursuant to the 2026 Credit Agreement, the proceeds of which were used to pay a portion of the cash purchase price consideration for the AMI acquisition (including refinancing outstanding indebtedness of AMI) and to pay fees, commissions, and expenses incurred in connection with the AMI acquisition. Following the borrowing of $925 million under the term loans, the remaining $25 million of undrawn commitments under the term loans expired on the closing date of the acquisition. Fees incurred in association with the 2026 Credit Agreement totaled $6.6 million through July 4, 2026.

The term loans are payable in required quarterly installments beginning with the first full fiscal quarter after the term loans are borrowed, equal to 1.250% of the original principal amount of the term loans for the first four fiscal quarters following the funding date, 1.875% of the original principal amount of the term loans for the fifth through twelfth fiscal quarters following the funding date, and 2.5% of the original principal amount of the  term loans for each fiscal quarter thereafter, with the remaining principal amount and accrued and unpaid interest being due and payable on June 30, 2031. The term loans may be prepaid by the Company at any time in whole or in part, subject to certain minimum thresholds, without penalty or premium, subject to customary breakage costs for certain types of loans. The term loans are subject to customary mandatory prepayment requirements.

The proceeds of the revolving loans under the 2026 Credit Agreement  may be used for working capital and general corporate purposes. Revolving loans may be repaid and reborrowed at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loans on June 30, 2031.

The 2026 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, enter into transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the 2026 Credit Agreement. We are also required to maintain compliance with a consolidated total net leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the 2026 Credit Agreement.

Loans under our 2026 Credit Agreement accrue interest at a per annum rate based on ranges determined by our consolidated total leverage ratio. At our option, interest accrues at either (a) the base rate (as defined in the 2026 Credit Agreement) plus a margin ranging from 0.00% and 0.75%, or (b) a term Secured Overnight Financing Rate ("SOFR") for interest periods of 1, 3 or 6 months plus a margin ranging from 1.00% and 1.75%. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate.

At July 4, 2026, we had no borrowings outstanding under the 2026 Credit Agreement, and at  January 3, 2026, we had no borrowings outstanding under the 2022 Credit Agreement.

Prior to entering into the 2026 Credit Agreement and for the period in which the amendment was being prepared, we arranged for a commitment letter for a 1-year Senior Secured Bridge Facility (the "bridge facility"). Fees associated with the bridge facility commitments totaled $5.6 million, of which $0.9 million was amortized to Interest income (expense), net on our Consolidated Statements of Operations. With the execution of the 2026 Credit Agreement, the remaining $4.7 million of unamortized debt costs associated with the bridge facility and $0.2 million of unamortized debt costs associated with the 2022 Credit Agreement were expensed and are included in Other income (expense), net on our Consolidated Statements of Operations.

Note 6 - Restructuring

Under the Q3 2024 Plan, which is described in our 2025 10-K, we incurred restructuring costs of less than $0.1 million and $1.5 million, respectively, in the second quarter of fiscal 2026 and 2025 and $0.5 million and $1.6 million, respectively, in the first six months of fiscal 2026 and 2025. Under this plan, $11.5 million of total costs have been incurred through July 4, 2026. All actions planned under the Q3 2024 Plan have been implemented.

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

(In thousands)	Severance & Related	Lease Termination & Fixed Assets	Total
Accrued Restructuring at January 3, 2026	$956	$—	$956
Restructuring	465	(8)	457
Costs paid or otherwise settled	(1,417)	8	(1,409)
Accrued Restructuring at July 4, 2026	$4	$—	$4

Accrued Restructuring at December 28, 2024	$1,905	$2,964	$4,869
Restructuring	1,589	104	1,693
Costs paid or otherwise settled	(2,715)	(937)	(3,652)
Accrued Restructuring at June 28, 2025	$779	$2,131	$2,910

Note 7 - Leases

Our facilities for corporate offices, sales offices, research and development facilities, storage facilities, and a data center are leased under operating leases, which expire at various times through 2035. Our leases have remaining lease terms of less than 1 year up to 9 years, some of which include options to extend for up to 5 years, and some of which include options to terminate within 1 year. The weighted-average remaining lease term was 6.0 years and the weighted-average discount rate was 4.9% as of July 4, 2026.

We recorded fixed operating lease expenses of $2.2 million and $2.3 million for the second quarter of fiscal 2026 and 2025, respectively, and $4.6 million and $4.4 million for the first six months of fiscal 2026 and 2025, respectively.

The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during the first six months of fiscal 2026:

Operating lease right-of-use assets	(In thousands)
Balance as of January 3, 2026	$39,459
Right-of-use assets obtained for new or renewed lease contracts during the period	997
Amortization of right-of-use assets during the period	(3,647)
Adjustments for present value and foreign currency effects	(648)
Balance as of July 4, 2026	$36,161

Operating lease liabilities	(In thousands)
Balance as of January 3, 2026	$42,107
Lease liabilities accrued for new or renewed lease contracts during the period	997
Accretion of lease liabilities	946
Operating cash used for payments on lease liabilities	(5,276)
Adjustments for present value and foreign currency effects	(692)
Balance as of July 4, 2026	38,082
Less: Current portion of operating lease liabilities (included in Accrued liabilities)	(5,491)
Long-term operating lease liabilities, net of current portion	$32,591

Maturities of operating lease liabilities as of July 4, 2026 are as follows:

Fiscal year	(In thousands)
2026 (Remaining 2 quarters)	$2,611
2027	8,825
2028	7,987
2029	5,368
2030	5,417
Thereafter	14,522
Total lease payments	44,730
Less: amount representing interest	(6,648)
Present value of lease liabilities	$38,082

Note 8 - Intangible Assets

In connection with our previous acquisitions and purchases of certain intellectual property assets, we have recorded identifiable intangible assets related to existing technology, customer relationships, and trade name / trademarks. We amortize the intangible assets using the straight-line method over their estimated useful lives of 7 to 10 years. Additionally, we have entered into license agreements for third-party technology and recorded them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives of 1 to 10 years. In the second quarter of fiscal 2026, we licensed certain third-party technology under an agreement valued at $16.1 million, and we have determined that this license has a useful life of 10 years. On our Consolidated Balance Sheets at July 4, 2026 and January 3, 2026, Intangible assets, net are shown net of accumulated amortization of $166.9 million and $165.7 million, respectively.

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2026	2025	2026	2025
Research and development	$604	$570	$1,153	$1,049
Amortization of acquired intangible assets	19	13	39	13
	$623	$583	$1,192	$1,062

Note 9 - Stock-Based Compensation

Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2026	2025	2026	2025
Cost of revenue	$2,619	$1,103	$4,292	$2,242
Research and development	18,737	10,271	30,522	19,874
Selling, general, and administrative	23,044	12,712	37,658	22,343
Total stock-based compensation expense	$44,400	$24,086	$72,472	$44,459

Market-Based and Performance-Based Stock Compensation

In the second quarter of fiscal 2026, we granted awards of restricted stock units ("RSUs") with a market condition to members of our executive leadership team ("ELT") and certain other senior executives. Under the terms of these grants, the RSUs with a market condition vest over a three-year period based on the Company’s total shareholder return ("TSR") relative to the Russell 3000 index. The awards may vest at 250% or 200% (depending on the executive) if the 75th percentile of the market condition is achieved, at 100% if the 55th percentile of the market condition is achieved, and at 0% if the relative TSR is below the 25th percentile. Vesting is interpolated on a straight-line basis for market condition achievement between the 25th and 75th percentiles. For grants to members of the ELT, the market condition will be measured on the third anniversary of the grant date. For grants to other senior executives, the market condition will be measured equally on the first, second, and third anniversary of the grant date, using calendar years 2026, 2027, and 2028, respectively, as the measurement period for each of the three tranches.

In the first six months of fiscal 2026, certain awards with a market condition granted in prior fiscal years vested. During the first quarter of fiscal 2026, the market condition for awards granted to certain executives in the first quarter of fiscal 2023 exceeded the 25th percentile of their TSR condition, and these awards vested at 87%. Also during the first quarter of fiscal 2026, the market condition for the first tranche of awards granted to certain executives in the first quarter of fiscal 2025 exceeded the 75th percentile of their TSR condition, and these awards vested at 200%. During the second quarter of fiscal 2026, the market condition for the second tranche of awards granted to a certain executive in the third quarter of fiscal 2024 exceeded the 75th percentile of their TSR condition, and these awards vested at 200%.

For our awards with a market condition or performance condition, we incurred stock-based compensation expense of $22.3 million and $5.6 million, respectively, in the second quarter of fiscal 2026 and 2025 and $32.9 million and $9.8 million, respectively, in the first six months of fiscal 2026 and 2025. Stock-based compensation expense for the second quarter and first six months of 2026 included $9.6 million resulting from updates to the expected achievement of certain awards with a performance condition. These amounts are recorded as components of total stock-based compensation expense.

The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Total
Balance, January 3, 2026	2,115
Granted	160
Effect of vesting multiplier	48
Vested	(117)
Canceled	(58)
Balance, July 4, 2026	2,148

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

Our results for the first six months of fiscal 2026 include our settlement in the first quarter of fiscal 2026 of a portion of the incentive compensation accrued during fiscal 2025 by issuing shares of our Common Stock with a total value of $5.8 million to certain employees.

Note 10 - Common Stock Repurchase Program

On December 5, 2025, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $250 million of outstanding common stock could be repurchased from time to time (the "2026 Repurchase Program"). The 2026 Repurchase Program has no termination date and may be suspended or discontinued at any time.

No shares were repurchased during the second quarter of fiscal 2026. During the first six months of fiscal 2026, we repurchased 165,913 shares for $15.0 million, for an average price paid per share of $90.41, under the 2026 Repurchase Program. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2026 Repurchase Program were retired upon settlement. As of July 4, 2026, the remaining portion of the amount authorized for the 2026 Repurchase Program is $235.0 million.

Note 11 - Income Taxes

We are subject to federal and state income tax as well as income tax in the foreign jurisdictions in which we operate.

For the second quarter of fiscal 2026, we recorded an income tax benefit of $2.1 million and for the second quarter of fiscal 2025, we recorded income tax expense of $2.2 million. For the first six months of fiscal 2026 and 2025, we recorded income tax expense of approximately $3.3 million and $5.1 million, respectively. Income taxes for the three- and six-month periods ended July 4, 2026 and June 28, 2025 represent tax at the federal, state, and foreign statutory tax rates in addition to federal tax credits, stock-based compensation and other non-deductible items in federal, state, and foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rates for the three and six months ended July 4, 2026 and the three and six months ended June 28, 2025 resulted primarily from stock-based compensation expense, partially offset by foreign rate differentials.

The portion of our uncertain tax positions (including penalties and interest) recorded as a liability was $2.1 million at both  July 4, 2026 and January 3, 2026, and is included as a component of Other long-term liabilities on our Consolidated Balance Sheets.

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

Note 13 - Segment Reporting

As of July 4, 2026, we have determined that the Company operates in a single operating and reportable segment: the core Lattice business, which includes silicon-based and silicon-enabling products, evaluation boards, development hardware, and related intellectual property licensing, services, and sales.

The following table sets forth the Company’s revenue, significant expenses, and net income by its single operating and reportable segment:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2026	2025	2026	2025
Revenue	$201,079	$123,971	$371,976	$244,121

Cost of revenue	$59,747	$39,220	$113,012	$77,642

Gross margin	$141,332	$84,751	$258,964	$166,479

Total operating expenses	$118,979	$80,045	$210,543	$154,799

Net income	$19,359	$2,913	$41,176	$7,935

Note 14 - Subsequent Event

On  July 27, 2026, the Company completed its acquisition of AMI (the “AMI Acquisition”). Under the terms of the Agreement and Plan of Merger, dated May 4, 2026 (the “Merger Agreement”), by and among the Company, AMI, THL AMI Aggregator, LP (“THL”) and the other parties thereto, the Company acquired for total consideration of approximately $1 billion in cash and approximately 5.2 million shares of Company common stock and restricted stock units, subject to adjustments set forth in the Merger Agreement, including for AMI’s working capital, transaction expenses, cash and indebtedness as of the closing (the “Aggregate Consideration”). A portion of the Aggregate Consideration will be held in escrow to serve as security for potential adjustments to the Aggregate Consideration and indemnification claims under the Merger Agreement following the completion of the AMI Acquisition. In connection with the completion of the AMI Acquisition, the Company borrowed $925 million aggregate principal amount of loans under the delayed draw term loan facility pursuant to the 2026 Credit Agreement, as discussed in "Note 5 – Long-Term Debt". The Company is granting additional Company restricted stock units to AMI employees in connection with the completion of the AMI Acquisition, subject to certain vesting and other terms and conditions.

In connection with the AMI Acquisition, the Company and THL entered into a registration rights agreement (the “Registration Rights Agreement”), which provides for customary registration rights with respect to the shares of the Company’s common stock issued to THL as consideration for the AMI Acquisition. Pursuant to the Registration Rights Agreement, THL and its affiliates will collectively be entitled to two underwritten block trades. In addition, as part of the AMI Acquisition, THL and the other stockholders of AMI are agreeing to certain transfer restrictions with respect to the shares of the Company’s common stock issued as consideration for the AMI Acquisition, with 25% of the shares released from the transfer restrictions upon the completion of each successive 90-day period following the completion of the AMI Acquisition and a release in full from the transfer restrictions on July 27, 2027, the one-year anniversary of the completion of the AMI Acquisition.

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

Overview

Lattice develops technologies that we monetize through differentiated programmable logic semiconductor products, silicon-enabling products, system solutions, design services, and technology licenses. Lattice is the low power programmable leader. We solve customer problems across the network, from the Edge to the Cloud, in the Compute, Communications, Industrial, and Embedded markets. Our technology, long-standing relationships, and commitment to world-class support helps our customers quickly and easily unleash their innovation to create a smart, secure, and connected world.

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

Results of Operations

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Three Months Ended				Six Months Ended
	July 4,		June 28,		July 4,		June 28,
(In thousands)	2026		2025		2026		2025
Revenue	$201,079	100.0%	$123,971	100.0%	$371,976	100.0%	$244,121	100.0%

Gross margin	141,332	70.3	84,751	68.4	258,964	69.6	166,479	68.2

Research and development	64,231	31.9	43,530	35.1	115,067	30.9	84,917	34.8
Selling, general and, administrative	50,278	25.0	34,811	28.1	90,383	24.3	67,937	27.8
Amortization of acquired intangible assets	19	0.0	13	0.0	39	0.0	13	0.0
Restructuring and other	22	0.0	1,691	1.4	625	0.2	1,932	0.8
Acquisition related	4,429	2.2	—	—	4,429	1.2	—	—
Income from operations	$22,353	11.1%	$4,706	3.8%	$48,421	13.0%	$11,680	4.8%

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

Within these end markets, there are multiple drivers, including:

•	Compute and Communications: data center servers, storage, and networking equipment, client computing platforms, and wireless and wireline communications infrastructure deployments,
•	Industrial and Embedded: factory automation, robotics, automotive electronics, and industrial Internet of Things ("IoT"), smart home, prosumer, and other applications.

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
Displays / Televisions
Home Theater / Sound Systems
Wearables

The composition of our revenue by end market is presented in the following table:

	Three Months Ended				Six Months Ended
	July 4,		June 28,		July 4,		June 28,
(In thousands)	2026		2025		2026		2025
Compute and Communications	$125,944	62.6%	$68,664	55.4%	$232,576	62.5%	$126,098	51.6%
Industrial and Embedded	75,135	37.4	55,307	44.6	139,400	37.5	118,023	48.4
Total revenue	$201,079	100.0%	$123,971	100.0%	$371,976	100.0%	$244,121	100.0%

Note: During the first quarter of 2026, we began disaggregating our revenue by Compute and Communications, and Industrial and Embedded. Prior periods have been reclassified to match current period presentation.

Revenue from the Compute and Communications end market increased by 83% for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 and increased by 84% for the first six months of fiscal 2026 compared to the first six months of fiscal 2025 primarily due to stronger demand in data center applications, including general-purpose and AI-specific servers, as well as wireline networking components.

Revenue from the Industrial and Embedded end market increased by 36% for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 and increased by 18% for the first six months of fiscal 2026 compared to the first six months of fiscal 2025 primarily due to recovering end market demand particularly from industrial and aerospace customers.

AI applications are pervasive across our end markets, so we do not consider AI applications as a distinct end market. We expect AI-related revenue to grow over the next few years based on the growing pipeline of AI-related design wins in a diverse set of applications across both of our end market groups.

Revenue by Geography

We have a diverse base of customers where distributors represent a significant portion of our total revenue. Our revenue by geographical market is based on the ship-to location of our customers, which can vary from time to time. For the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 and for the first six months of fiscal 2026 compared to the first six months of fiscal 2025, revenue from Asia increased by 92% and 82%, respectively, primarily due to hyperscaler demand, while revenue from the Americas decreased by 14% and 26%, respectively, primarily due to the non-recurrence of certain one-time sales in the prior year period, and revenue from Europe increased by 32% and 44%, respectively, primarily due to broad market recovery in this region.

The composition of our revenue by geography is presented in the following table:

	Three Months Ended				Six Months Ended
	July 4,		June 28,		July 4,		June 28,
(In thousands)	2026		2025		2026		2025
Asia	$159,359	79.2%	$82,974	66.9%	$291,936	78.4%	$160,715	65.8%
Americas	23,106	11.5	26,883	21.7	41,898	11.3	56,880	23.3
Europe	18,614	9.3	14,114	11.4	38,142	10.3	26,526	10.9
Total revenue	$201,079	100.0%	$123,971	100.0%	$371,976	100.0%	$244,121	100.0%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 95% and 84% for the second quarter of fiscal 2026 and 2025, respectively, and 95% and 81% for the first six months of fiscal 2026 and 2025, respectively.

Gross Margin

The composition of our Gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2026	2025	2026	2025
Gross margin	$141,332	$84,751	$258,964	$166,479
Gross margin percentage	70.3%	68.4%	69.6%	68.2%

Gross margin, as a percentage of revenue, increased 190 basis points in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 and increased by 140 basis points for the first six months of fiscal 2026 compared to the first six months of fiscal 2025. Higher margins resulted primarily from changes in product mix and volume between the periods, partially offset by higher stock-based compensation expense associated with market and performance-based awards in the current year.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 4,	June 28,		July 4,	June 28,
(In thousands)	2026	2025	% change	2026	2025	% change
Research and development	$64,231	$43,530	47.6%	$115,067	$84,917	35.5%
Percentage of revenue	31.9%	35.1%		30.9%	34.8%

Research and development expense includes headcount-related costs, including cash- and stock-based compensation and benefits, R&D equipment expenses, engineering wafers, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions. The increase in Research and development expense for the second quarter and first six months of fiscal 2026 compared to the second quarter and first six months of fiscal 2025 was primarily due to higher stock-based and cash-based compensation expense, along with higher depreciation and amortization on semiconductor equipment and licensed software tools, and higher expenses for mask sets and prototypes. We believe that investing in research and development is important to delivering innovative products to our customers. We expect research and development expense to increase in the future, but to decline as a percentage of revenue.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 4,	June 28,		July 4,	June 28,
(In thousands)	2026	2025	% change	2026	2025	% change
Selling, general, and administrative	$50,278	$34,811	44.4%	$90,383	$67,937	33.0%
Percentage of revenue	25.0%	28.1%		24.3%	27.8%

Selling, general, and administrative expense includes headcount-related costs, including cash- and stock-based compensation and benefits, related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses. The increase in Selling, general, and administrative expense for the second quarter and first six months of fiscal 2026 compared to the second quarter and first six months of fiscal 2025 was primarily due to higher stock-based and cash-based compensation expense. We expect selling, general, and administrative expense to increase in the future, but to decline as a percentage of revenue.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 4,	June 28,		July 4,	June 28,
(In thousands)	2026	2025	% change	2026	2025	% change
Amortization of acquired intangible assets	$19	$13	46.2%	$39	$13	100+%
Percentage of revenue	0.0%	0.0%		0.0%	0.0%

The increase in Amortization of acquired intangible assets for the second quarter and first six months of fiscal 2026 compared to the second quarter and first six months of fiscal 2025 was due to the purchase of intellectual property assets in the second quarter of fiscal 2025.

Restructuring and Other

The composition of our Restructuring and other activity, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 4,	June 28,		July 4,	June 28,
(In thousands)	2026	2025	% change	2026	2025	% change
Restructuring and other	$22	$1,691	(98.7)%	$625	$1,932	(67.7)%
Percentage of revenue	0.0%	1.4%		0.2%	0.8%

Restructuring and other is generally comprised of expenses resulting from workforce reductions, cancellation of contracts, and consolidation of our facilities. Details of our restructuring plans and expenses accrued under them are discussed in "Note 6 – Restructuring" to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Restructuring and other costs decreased in the second quarter and first six months of fiscal 2026 compared to the second quarter and first six months of fiscal 2025 as we completed the actions planned under the Q3 2024 Plan.

Acquisition Related

The composition of our Acquisition related activity, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 4,	June 28,		July 4,	June 28,
(In thousands)	2026	2025	% change	2026	2025	% change
Acquisition related	$4,429	$—	—%	$4,429	$—	—%
Percentage of revenue	2.2%	—%		1.2%	—%

Acquisition related activity includes professional fees and other expenses directly related to acquisitions. For fiscal 2026, Acquisition related expenses were entirely attributable to our acquisition of AMI which we completed in July 2026 and were comprised of professional fees for legal, accounting, and outside services, and for acquisition related travel costs.

Interest Income (Expense), net

The composition of our Interest income (expense), net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 4,	June 28,		July 4,	June 28,
(In thousands)	2026	2025	% change	2026	2025	% change
Interest income (expense), net	$(88)	$614	(100+)%	$1,181	$1,666	(29.1)%
Percentage of revenue	(0.0)%	0.5%		0.3%	0.7%

Changes in Interest income (expense) for the second quarter and first six months of fiscal 2026 compared to the second quarter and first six months of fiscal 2025 were primarily due to amortization of debt costs related to the bridge facility in the current year periods as discussed in "Note 5 – Long-Term Debt" to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Income (Expense), net

The composition of our Other income (expense), net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Six Months Ended
	July 4,	June 28,		July 4,	June 28,
(In thousands)	2026	2025	% change	2026	2025	% change
Other income (expense), net	$(5,048)	$(238)	100+%	$(5,119)	$(283)	100+%
Percentage of revenue	(2.5)%	(0.2)%		(1.4)%	(0.1)%

Changes in Other income (expense) for the second quarter and first six months of fiscal 2026 compared to the second quarter and first six months of 2025 were primarily due to the write-off of $4.7 million of unamortized debt costs related to the bridge facility and $0.2 million of unamortized debt cost associated with the 2022 Credit Agreement upon the re-financing of our long-term debt.

Income Tax Expense

The composition of our Income tax expense is presented in the following table:

	Three Months Ended			Six Months Ended
	July 4,	June 28,		July 4,	June 28,
(In thousands)	2026	2025	% change	2026	2025	% change
Income tax expense (benefit)	$(2,142)	$2,169	(100+)%	$3,307	$5,128	(35.5)%

The lower income tax expense for the second quarter and first six months of fiscal 2026 compared to the second quarter and first six months of fiscal 2025 was primarily due to the impact of stock-based compensation combined with federal tax credits, partially offset by increased worldwide income.

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

A reconciliation of Net income to Adjusted EBITDA, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2026	2025	2026	2025
GAAP Net income	$19,359	$2,913	$41,176	$7,935
GAAP Net income margin	9.6%	2.3%	11.1%	3.3%

Interest (income) expense, net	88	(614)	(1,181)	(1,666)
Income tax expense (benefit)	(2,142)	2,169	3,307	5,128
Amortization of acquired intangible assets	19	13	39	13
Depreciation and other amortization	9,414	8,380	18,523	16,966
Stock-based compensation (1)	44,852	24,141	73,343	44,697
Incentive compensation to be settled in equity (2)	5,427	1,274	8,860	2,802
Transformation charges	—	1,541	—	2,553
Legal expenses (3)	—	568	—	1,101
Restructuring and other	22	1,841	725	2,777
Acquisition related	4,429	—	4,429	—
Write-off unamortized debt costs	4,898	—	4,898	—
Adjusted EBITDA	$86,366	$42,226	$154,119	$82,306
Adjusted EBITDA margin	43.0%	34.1%	41.4%	33.7%

(1)	Includes stock-based compensation and related payroll tax expenses.
(2)	Includes accruals for the portion of our annual Corporate Incentive Plan that we intend to settle in equity and related payroll tax expenses.
(3)	Includes legal expenses outside the ordinary course of business, including those incurred defending against claims described in our 2025 10-K.

Adjusted EBITDA increased for the second quarter and first six months of fiscal 2026 compared to the second quarter and first six months of fiscal 2025 primarily as a result of higher revenue, partially offset by higher headcount-related expenses and higher expenses for mask sets and prototypes.

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

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs through at least the next 12 months. On June 30, 2026, we entered into our 2026 Credit Agreement, as described in "Note 5 – Long-Term Debt" under Part I, Item 1 of this report. As of July 4, 2026, we did not have significant long-term commitments for capital expenditures. For further information on our cash commitments for operating lease liabilities, see "Note 7 – Leases" under Part I, Item 1 of this report.

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

Cash and cash equivalents

(In thousands)	July 4, 2026	January 3, 2026	$ Change	% Change
Cash and cash equivalents	$173,305	$133,886	$39,419	29.4%

As of July 4, 2026, we had Cash and cash equivalents of $173.3 million, of which $46.5 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of July 4, 2026, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net increase in Cash and cash equivalents of $39.4 million between January 3, 2026 and July 4, 2026 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first six months of fiscal 2026 was $138.6 million compared to $70.4 million for the first six months of fiscal 2025. This increase of $68.2 million was primarily driven by $67.6 million more cash provided by net income adjusted for non-cash items, coupled with $0.6 million of net changes in working capital.

Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures, payments for software and intellectual property licenses, and purchases of other investments. Net cash used by investing activities in the first six months of fiscal 2026 was $42.7 million compared to $23.6 million in the first six months of fiscal 2025.

Financing activities — Financing cash flows consist primarily of repurchases of common stock, tax payments related to the net share settlement of restricted stock units, proceeds from the acquisition of common stock under our employee stock purchase plan, and activity related to our long-term debt. Net cash used by financing activities was $56.5 million in the first six months of fiscal 2026 compared to $76.6 million in the first six months of fiscal 2025. This decrease of $20.1 million was due to the following activities: (i) during the first six months of fiscal 2026, we repurchased 0.2 million shares of common stock for $15.0 million, a decrease of $55.9 million compared to the first six months of fiscal 2025, where we repurchased 1.3 million shares of common stock for $70.9 million, (ii) payments for tax withholdings on vesting of RSUs partially offset by purchases under the employee stock purchase plan used net cash flows of $29.7 million in the first six months of fiscal 2026, an increase of $24.0 million from the net $5.7 million used in the first six months of fiscal 2025, and (iii) during the first six months of fiscal 2026, we paid $11.7 million in issuance costs related to new long-term debt under the bridge facility and the 2026 Credit Agreement.

Accounts receivable, net

(In thousands)	July 4, 2026	January 3, 2026	$ Change	% Change
Accounts receivable, net	$120,024	$102,277	$17,747	17.4%
Days sales outstanding	54	64	(10)

Accounts receivable, net as of July 4, 2026 increased by $17.7 million, or 17%, compared to January 3, 2026. This increase was due to increased revenue and order scheduling through the quarter. We calculate Days sales outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	July 4, 2026	January 3, 2026	$ Change	% Change
Inventories	$100,501	$89,202	$11,299	12.7%
Days of inventory on hand	153	178	(25)

Inventories as of July 4, 2026 increased by $11.3 million, or 13%, compared to January 3, 2026 as we build inventory to meet continued demand growth.

The Days of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of revenue in that quarter. We calculate Days of inventory on hand on the basis of a 365-day year as Inventories at the end of the quarter divided by Cost of revenue during the quarter annualized and then multiplied by 365.

Credit Arrangements

As of July 4, 2026, we had no used or unused credit arrangements beyond the facilities described in the 2026 Credit Agreement. The details of this arrangement are described in "Note 5 – Long-Term Debt" in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors set forth below, together with the risk factors associated with our business previously described in Part I, Item 1A, “Risk Factors,” in our 2025 10-K. Other than as set forth below there have been no material changes in the risk factors included in our 2025 10-K, and this report should be read in conjunction with the risk factors set forth in our 2025 10-K. These risk factors are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we may currently deem to be immaterial could materially adversely affect our business, financial condition, or operating results, including those related to adverse macroeconomic conditions, such as tariffs and trade disruptions, rising inflation, and labor shortages, and supply constraints arising from increased demand for our products or for semiconductor manufacturing capacity across the industry, which may affect demand for our products or increase our product or labor costs, negatively impacting our revenues, gross margins, and overall financial results. If any of these risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected, and the trading price of our common stock could decline. These factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, should be carefully considered before making an investment decision relating to our common stock.

Acquisitions, divestitures, strategic investments and strategic partnerships could disrupt our business and adversely affect our financial condition and operating results.

We actively evaluate and may continue to pursue growth opportunities by acquiring complementary businesses, solutions or technologies through strategic transactions, investments or partnerships. For example, in July 2026, we completed the AMI Acquisition, and we are in the process of integrating AMI's business, operations, technology, and personnel with our own. The identification, evaluation, negotiation, and pursuit of such transactions, strategic investments or strategic partnership candidates requires significant management time and attention and involves substantial costs, including fees paid to financial advisors, consultants, legal counsel, and other third parties, regardless of whether any transaction is ultimately consummated. If such strategic transactions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all, and such transactions may adversely affect our liquidity, capital structure, and overall financial flexibility. We may also choose to divest certain non-core assets, which could lead to charges against earnings and may expose us to additional liabilities and risks. Any strategic transaction might not strengthen our competitive position, may increase some of our risks, and may be viewed negatively by our customers, partners or investors. Even if we successfully complete a strategic transaction, we may not be able to effectively integrate the acquired business, technology, systems, control environment, solutions, personnel or operations into our business or global tax structure. We may not realize the anticipated benefits, synergies, or cost savings of the AMI Acquisition or any other strategic transaction within the expected timeframe or at all, and our integration of AMI or other acquired businesses may be more difficult, costly, or time-consuming than we currently anticipate, including as a result of challenges in retaining key employees and customers, coordinating geographically dispersed organizations, and integrating disparate business systems, technologies, and controls. We may experience unexpected changes in how we are required to account for strategic transactions pursuant to U.S. GAAP and may not achieve the anticipated benefits of any strategic transaction. We may incur unexpected costs, obligations, claims or liabilities during the strategic transaction or that we assume from the acquired business, or we may discover adverse conditions post acquisition for which we have limited or no recourse, including but not limited to those related to intellectual property, litigation, regulatory compliance, taxes, indemnification obligations, or accounting treatment, each of which may require us to make significant judgments and estimates under U.S. GAAP that could affect our reported financial results. In addition, we may be required to incur restructuring charges, impairment charges, or other costs in connection with any transaction, including the AMI Acquisition. We may also be subject to increased scrutiny by regulators, customers, partners, and investors in connection with strategic transactions, and any perceived failure to execute effectively could adversely affect our reputation and market position. We may also be a target for unsolicited acquisition or business combination offers. Appropriately reviewing and responding to any such offer can be costly and complex, and diverts the efforts and attention of management.

We may incur indebtedness which could reduce our strategic flexibility and liquidity and may have other adverse effects on our results of operations.

Our Second Amended and Restated Credit Agreement, dated June 30, 2026 (the “2026 Credit Agreement”) allows us to draw up to $200 million in revolving loans and up to $950.0 million of delayed draw term loans. The level of committed capacity available to us under the revolving credit facility may limit our financial flexibility, including our ability to respond to adverse economic conditions, fund working capital needs, pursue strategic initiatives or acquisitions, or address unforeseen operational or regulatory challenges. As of July 4, 2026, we had no borrowings outstanding under the 2026 Credit Agreement. We borrowed $925 million of delayed draw term loans on July 27, 2026 in connection with the completion of the AMI Acquisition. Following the borrowing of $925 million under the delayed draw term loan facility, the remaining $25 million of undrawn commitments under the delayed draw term loan facility expired on the closing date of the acquisition. Our obligations under the 2026 Credit Agreement are guaranteed by certain of our U.S. subsidiaries meeting materiality thresholds set forth in the 2026 Credit Agreement. The term loans amortize quarterly as set forth in the 2026 Credit Agreement and mature on June 30, 2031 and the revolving loans under the 2026 Credit Agreement may be reborrowed and repaid at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loan facility on June 30, 2031. Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may need to sell material assets, restructure or refinance our debt, increase our borrowing capacity, or incur additional indebtedness, or seek additional equity capital. Prevailing economic conditions and global credit markets could adversely impact our ability to sell material assets, restructure or refinance our debt on terms acceptable to us, or at all, or we may not be able to restructure or refinance our debt without incurring significant additional fees and expenses.

The 2026 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and our subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, enter into transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the 2026 Credit Agreement. We are also required to maintain compliance with a total net leverage ratio and an interest coverage ratio, in each case, determined in accordance with the terms of the 2026 Credit Agreement.

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

No shares were repurchased during the second quarter of fiscal 2026. As of July 4, 2026, the remaining portion of the amount authorized for the 2026 Repurchase Program is $235.0 million.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

On May 18, 2026, Esam Elashmawi, Senior Vice President and Chief Strategy and Marketing Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c), pursuant to which an estimated aggregate of 15,742 shares of our Common Stock may be sold. The aggregate number of shares sold may differ based on tax withholdings for vesting stock awards, actual market achievement for performance RSUs, and actual number of future shares purchased under the Employee Stock Purchase Plan. The duration of the trading arrangement is until May 30, 2027, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Second Amended and Restated Credit Agreement, by and among Lattice Semiconductor Corporation, as borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, and a senior secured delayed draw term loan facility, dated as of June 30, 2026.

10.2*	Agreement and Plan of Merger, by and among Lattice Semiconductor Corporation, certain of its wholly owned subsidiaries, AMI TopCo, Inc., and THL AMI Aggregator, LP, dated as of May 4, 2026.

10.3	Registration Right Agreement by and between Lattice Semiconductor Corporation and THL AMI Aggregator, LP, dated as of May 4, 2026.

10.4#	Commitment Letter by and among Lattice Semiconductor Corporation, Wells Fargo Bank, N.A., Wells Fargo Securities, LLC and Morgan Stanley Senior Funding, Inc., dated as of May 4, 2026.

10.5	Amended and Restated 2025 Inducement Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed July 27, 2026).

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
#	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K because they are both not material and are the type that the Registrant treats as private or confidential.

EXHIBITS (continued)

Exhibit Number	Description

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)

/s/ Lorenzo A. Flores
Lorenzo A. Flores
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 4, 2026